Form 10-Q
period 1995-04-29
ASTRO MED INC /NEW/
filed 1995-06-09
CIK 8146

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

(Mark One)
X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- -- EXCHANGE ACT OF 1934
For the quarterly period ended                    April 29, 1995
                               -------------------------------------------------

                                      OR

   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- -- EXCHANGE ACT OF 1934
For the transition period from             to
                               -----------    -----------

Commission file number                           0-13200
                       ---------------------------------------------------------


                                Astro-Med, Inc.
- --------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


             Rhode Island                         05-0318215
- --------------------------------------------------------------------------------
  (State or other jurisdiction of            (I.R.S. Employer
   incorporation or organization)             Identification No.)


  600 East Greenwich Avenue, West Warwick, Rhode Island          02893
- --------------------------------------------------------------------------------
    (Address of principal executive offices)                   (Zip Code)


                                (401) 828-4000
- --------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)


                           ________________________


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X .  No    .
                                               ---      ---

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                Common Stock, $.05 Par Value - 5,028,949 shares
                (excluding treasury shares) as of June 9, 1995

                                ASTRO-MED, INC.
                                     INDEX

                                                              Page No.
                                                              --------
Part I.  Financial Information:

  Consolidated Balance Sheets -
    January 31, 1995 and April 29, 1995......................    3

  Consolidated Statements of Income -
    Three Months Ended April 30, 1994 and April 29, 1995.....    4

  Consolidated Statements of Cash Flows -
    Three Months Ended April 30, 1994 and April 29, 1995.....    5

  Notes to Consolidated Financial Statements -
    April 29, 1995...........................................    6

  Management's Discussion and Analysis of Financial
    Condition and Results of Operations......................    7

Part II.  Other Information..................................    9

Part I.  FINANCIAL INFORMATION

                                ASTRO-MED, INC.
                          CONSOLIDATED BALANCE SHEETS

                                               January 31,    April 29,
                   ASSETS                         1995          1995
                                                  ----          ----
                                                             (Unaudited)

CURRENT ASSETS
  Cash and Cash Equivalents..................  $ 1,107,191   $ 1,168,474
  Securities Available for Sale..............    6,897,781     6,389,403
  Accounts Receivable, Net...................    7,828,393     7,184,767
  Inventories................................   12,893,544    14,085,182
  Prepaid Expenses and Other Current Assets..    2,196,317     1,886,682
                                               -----------   -----------
      Total Current Assets...................   30,923,226    30,714,508

PROPERTY, PLANT AND EQUIPMENT                   15,888,684    16,346,150
  Less Accumulated Depreciation..............    7,254,555     7,549,586
                                               -----------   -----------
                                                 8,634,129     8,796,564
OTHER ASSETS
  Excess of Cost Over Net Assets Acquired....    1,047,613     1,038,534
  Other......................................    1,572,326     1,571,270
                                               -----------   -----------
                                                 2,619,939     2,609,804
                                               -----------   -----------
                                               $42,177,294   $42,120,876
                                               ===========   ===========

    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts Payable...........................  $ 2,850,382   $ 3,212,982
  Accrued Compensation.......................    1,015,956       941,497
  Accrued Expenses...........................      802,321       312,438
  Income Taxes...............................      715,633       724,357
  Current Maturities of Long-Term Debt.......       51,703        51,703
                                               -----------   -----------
    Total Current Liabilities................    5,435,995     5,242,977

LONG-TERM DEBT, Less Current Maturities......      244,072       219,072

EXCESS OF NET ASSETS ACQUIRED OVER COST......      491,115       463,839

DEFERRED INCOME TAXES........................      726,178       726,178

STOCKHOLDERS' EQUITY
  Preferred Stock, $10 Par Value,
   Authorized 100,000 Shares, None Issued....
  Common Stock, $.05 Par Value, Authorized
   13,000,000 Shares, Issued 5,118,268
   and 5,119,242 Shares, Respectively........      255,913       255,962
  Additional Paid-In Capital.................    5,515,632     5,523,566
  Retained Earnings..........................   30,355,938    30,546,768
  Treasury Stock, at Cost (77,566 Shares
   and 90,566 Shares, Respectively)..........     (672,755)     (788,096)
  Cumulative Translation Adjustment..........      (80,722)      (58,452)
  Net Unrealized Gain (Loss) on Securities
   Available for Sale........................      (94,072)      (10,938)
                                               -----------   -----------
                                                35,279,934    35,468,810
                                               -----------   -----------
                                               $42,177,294   $42,120,876
                                               ===========   ===========

                                ASTRO-MED, INC.
                  UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

                                                   Three Months Ended
                                                   ------------------
                                                 April 30,    April 29,
                                                   1994         1995
                                                   ----         ----

Net Sales.....................................  $6,550,955   $10,955,296
Cost of Sales.................................   3,656,837     6,712,270
                                                ----------   -----------
Gross Profit..................................   2,894,118     4,243,026

Costs and Expenses:
  Selling, General and Administrative.........   2,584,668     3,436,357
  Research and Development....................     627,329       617,340
                                                ----------   -----------
                                                 3,211,997     4,053,697
                                                ----------   -----------

Operating Income (Loss).......................    (317,879)      189,329

Other Income (Expense):
  Interest and Dividend Income................     156,227        99,224
  Interest Expense............................     (11,227)       (6,088)
  Other Income (Expense), Net.................      67,423       181,588
                                                ----------   -----------
                                                   212,423       274,724
                                                ----------   -----------

Income (Loss) before Income Taxes.............    (105,456)      464,053
Provision for Income Taxes....................     (52,000)      122,000
                                                ----------   -----------

Net Income (Loss).............................  $  (53,456)  $   342,053
                                                ==========   ===========

Earnings (Loss) Per Common Share..............       $(.01)         $.07
                                                     =====          ====
Weighted Average Number of Common and Common
  Equivalent Shares Outstanding...............   5,028,650     5,103,716
                                                ==========   ===========

Dividends Declared Per Common Share...........        $.03          $.03
                                                      ====          ====

                                ASTRO-MED, INC.
                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                       Three Months Ended
                                                       ------------------
                                                     April 30,    April 29,
                                                       1994         1995
                                                       ----         ----

Cash Flows from Operating Activities:
  Net Income (Loss)...............................  $  (53,456)  $   342,053
  Adjustments to Reconcile Net Income to Net
    Cash Provided by Operating Activities:
      Depreciation and Amortization...............     284,057       276,834
      Deferred Income Taxes.......................       8,690
      Other.......................................     (14,423)        1,062
      Changes in Assets and Liabilities:
        Accounts Receivable.......................     370,073       643,626
        Inventories...............................  (1,801,433)   (1,191,638)
        Other.....................................     132,213       307,694
        Accounts Payable and Accrued Expenses.....   1,027,352      (201,742)
        Income Taxes..............................    (217,255)        8,724
                                                    ----------   -----------
          Total Adjustments.......................    (210,726)     (155,440)
                                                    ----------   -----------
    Net Cash Provided (Used) by
      Operating Activities........................    (264,182)      186,613

Cash Flows from Investing Activities:
  Proceeds from Sales of Securities
    Available for Sale............................   3,532,582     2,508,665
  Purchases of Securities Available
    for Sale......................................  (2,919,847)   (1,892,942)
  Purchases of Investments........................                  (500,000)
  Additions to Property, Plant and Equipment......    (249,996)     (457,466)
                                                    ----------   -----------
    Net Cash Provided (Used) by
      Investing Activities........................    (137,261)      158,257

Cash Flows from Financing Activities:
  Payments of Long-Term Debt......................    (100,000)      (25,000)
  Proceeds from Common Shares Issued
    Under Employee Benefit Plans..................      11,061        68,896
  Purchases of Treasury Stock.....................                  (176,254)
  Dividends Paid..................................    (150,859)     (151,229)
                                                    ----------   -----------
    Net Cash Used by Financing Activities.........    (239,798)     (283,587)
                                                    ----------   -----------

Net Increase (Decrease) in Cash and Cash
  Equivalents.....................................    (641,241)       61,283
Cash and Cash Equivalents, Beginning of Period.      1,300,132     1,107,191
                                                    ----------   -----------

Cash and Cash Equivalents, End of Period..........  $  658,891   $ 1,168,474
                                                    ==========   ===========

Supplemental Disclosures of Cash Flow
  Information:

    Cash Paid During the Period for:
      Interest....................................  $   18,473   $    27,868
      Income Taxes................................  $  225,000   $   100,456


                                ASTRO-MED, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                April 29, 1995


Note 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    (a) The accompanying financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments which, in the opinion of management, are necessary for a fair statement of the results of the interim periods presented. These financial statements do not include all disclosures associated with annual financial statements and, accordingly, should be read in conjunction with footnotes contained in the Company's annual report on Form 10-K for the year ended January 31, 1995.

    (b) Earnings per common share are computed based on the weighted average number of common shares and common share equivalents outstanding during each period. Common share equivalents include the dilutive effect of certain stock options under the treasury stock method. Fully diluted earnings per share have not been separately presented since they would not be materially different.

Note 2 - INVENTORIES

    Inventories are stated at the lower of cost (first-in, first-out) or market and include material, labor and manufacturing overhead. The components of inventories were as follows:


                                    January 31,       April 29,
                                       1995             1995
                                       ----             ----
     Materials and Supplies..       $ 7,508,626     $ 8,492,431
     Work-In-Process.........         2,475,326       1,693,493
     Finished Goods..........         2,909,592       3,899,258
                                    -----------     -----------
                                    $12,893,544     $14,085,182
                                    ===========     ===========


Note 3 - ACQUISITION

    On August 1, 1994, the Company acquired Grass Instrument Co., a privately held coropration ("Grass"), and Cannon Manufacturing Company, a privately held corporation ("Cannon") affiliated with Grass by common ownership. Following a merger, the combined businesses of Grass and Cannon continue as a wholly-owned subsidiary of the Company under the name "Grass Instrument Co."

    On an unaudited proforma basis, assuming Grass and Cannon had been acquired on February 1, 1993, the Company's consolidated net sales would have been $8,967,846 for the three months ended April 30, 1994. The proforma effect on net income and earnings per share is not material.

                                ASTRO-MED, INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

Results of Operations:
- ---------------------

    Excluding sales of the new business acquired (see Note 3 of Notes to Consolidated Financial Statements), net sales for the first quarter of the current fiscal year increased approximately 30% as compared to a relatively weak first quarter a year ago. The increase was spread between recorders/printers and bar code printer products in all geographic market sectors. Including sales of the new business, net sales were 67% higher than the prior quarter's total. Sales of the Company's newest products, including the four-color label printer SUNDANCE, are expected to favorably impact sales later in the year.

    Gross profit as a percentage of sales was 39% in the current quarter as compared to 44% in the first quarter of the prior year. The decline is due in large part to the inclusion of sales of the new business which has customarily experienced gross profit margins of approximately 30%. Excluding sales of the new business, gross profit declined from 44% to 41% as a result of product sales mix and sales of certain products to dealers and independent sales representatives who receive a resale discount.

    Selling, general and administrative expenses in the current year quarter without the new business acquired rose by approximately 10% from the prior year first quarter. While certain expenses increased or decreased, there were no individually significant expenses affecting the totals. The most substantial comparative change resulted from additional sales personnel and their related expenses in the current period.

    Research and development costs in the current quarter did not vary significantly from the previous first quarter. The level of such costs remains high, however, reflecting the Company's commitment to the development of new and improved products.

    Interest and dividend income decreased noticeably in the current first quarter compared to the prior period total because of a reduction in invested funds following the acquisition for cash of the business referred to above.

                                ASTRO-MED, INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                                  (Continued)


Financial Condition:
- -------------------

    Long-term debt appearing in the consolidated balance sheets as of the end of each respective period consists of the remainder of an industrial development revenue bond financing used in prior years to construct facilities and make major acquisitions of machinery and equipment.

    The Company's present cash and investment securities, together with funds generated from operations and capital resources available to it, are expected to satisfy requirements for working capital and other needs for the foreseeable future. The additional investment in inventories shown in the latest balance sheet is in accordance with business plans. No additional long-term financing is planned.

PART II.  OTHER INFORMATION

Item 4.  Results of Votes of Security Holders

    An Annual Meeting of Shareholders of the registrant was held May 2, 1995. Shareholders were asked to elect a Board of Directors to serve until the next Annual Meeting of Shareholders or until their successors are elected and qualified.

    In an uncontested election, nominees for directors were elected by the following votes:

    Name of Nominee               Votes              Votes
     for Director                  For              Withheld
    ---------------             ---------           --------
    Albert W. Ondis             3,539,064            3,825
    Everett V. Pizzuti          3,539,064            3,825
    Jacques V. Hopkins          3,539,064            3,825
    Hermann Viets               3,538,389            4,500
    Neil K. Robertson           3,538,389            4,500


Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits:

     None.

(b)  Reports on Form 8-K:

     No reports on Form 8-K have been filed during the quarter for which this report is filed.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       ASTRO-MED, INC.
                                        (Registrant)


Date:  June 9, 1995                    By        /s/A.W. Ondis
                                          -----------------------------
                                             A. W. Ondis, Chairman
                                          (Principal Executive Officer)


Date:  June 9, 1995                    By       /s/Eugene S. Libby
                                          -----------------------------
                                              Eugene S. Libby, Vice
                                             President and Treasurer
                                          (Principal Financial Officer)