Form 10-Q
period 1995-07-29
ASTRO MED INC /NEW/
filed 1995-09-11
CIK 8146

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

(Mark One)
X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
--
   EXCHANGE ACT OF 1934
For the quarterly period ended                       July 29, 1995
                               -------------------------------------------------

                                       OR

   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
--
   EXCHANGE ACT OF 1934
For the transition period from              to
                               ------------    ------------

Commission file number                           0-13200
                       ---------------------------------------------------------


                                Astro-Med, Inc.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


           Rhode Island                              05-0318215
--------------------------------------------------------------------------------
  (State or other jurisdiction of                (I.R.S. Employer
   incorporation or organization)                 Identification No.)


         600 East Greenwich Avenue, West Warwick, Rhode Island   02893
--------------------------------------------------------------------------------
          (Address of principal executive offices)             (Zip Code)


                                (401) 828-4000
--------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)


                         -----------------------------


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

              Common Stock, $.05 Par Value - 5,029,869 shares
              (excluding treasury shares) as of September 6, 1995

                                ASTRO-MED, INC.
                                     INDEX

                                                              Page No.
                                                              --------
Part I.  Financial Information:

  Consolidated Balance Sheets -
    January 31, 1995 and July 29, 1995........................   3

  Consolidated Statements of Income -
    Three Months Ended July 30, 1994 and July 29, 1995........   4

  Consolidated Statements of Income -
    Six Months Ended July 30, 1994 and July 29, 1995..........   5

  Consolidated Statements of Cash Flows -
    Six Months Ended July 30, 1994 and July 29, 1995..........   6

  Notes to Consolidated Financial Statements -
    July 29, 1995.............................................   7

  Management's Discussion and Analysis of Financial
    Condition and Results of Operations.......................   8

Part II.  Other Information...................................   9

Part I.  FINANCIAL INFORMATION
                                ASTRO-MED, INC.
                          CONSOLIDATED BALANCE SHEETS

                                              January 31,     July 29,
ASSETS                                            1995          1995
                                              ------------  ------------
                                                            (Unaudited)

CURRENT ASSETS
 Cash and Cash Equivalents..................  $ 1,107,191   $   909,877
 Securities Available for Sale..............    6,897,781     6,447,734
 Accounts Receivable, Net...................    7,828,393     7,528,864
 Inventories................................   12,893,544    14,103,071
 Prepaid Expenses and Other Current Assets..    2,196,317     1,873,449
                                              -----------   -----------
   Total Current Assets.....................   30,923,226    30,862,995
PROPERTY, PLANT AND EQUIPMENT                  15,888,684    16,654,372
 Less Accumulated Depreciation..............    7,254,555     7,836,244
                                              -----------   -----------
                                                8,634,129     8,818,128
OTHER ASSETS
 Excess of Cost Over Net Assets Acquired....    1,047,613     1,029,454
 Other......................................    1,572,326     1,577,749
                                              -----------   -----------
                                                2,619,939     2,607,203
                                              -----------   -----------
                                              $42,177,294   $42,288,326
                                              ===========   ===========

  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Accounts Payable...........................  $ 2,850,382   $ 2,238,982
 Note Payable to Bank.......................                    500,000
 Accrued Compensation.......................    1,015,956       734,177
 Accrued Expenses...........................      802,321       557,194
 Income Taxes...............................      715,633       698,530
 Current Maturities of Long-Term Debt.......       51,703        51,703
                                              -----------   -----------
   Total Current Liabilities................    5,435,995     4,780,586

LONG-TERM DEBT, Less Current Maturities.....      244,072       219,072

EXCESS OF NET ASSETS ACQUIRED OVER COST.....      491,115       649,263

DEFERRED INCOME TAXES.......................      726,178       745,488

STOCKHOLDERS' EQUITY
 Preferred Stock, $10 Par Value,
  Authorized 100,000 Shares, None Issued....
 Common Stock, $.05 Par Value, Authorized
  13,000,000 Shares, Issued 5,118,268
  and 5,119,846 Shares, Respectively........      255,913       255,992
 Additional Paid-In Capital.................    5,515,632     5,529,552
 Retained Earnings..........................   30,355,938    30,921,778
 Treasury Stock, at Cost (77,566 Shares
  and 90,566 Shares, Respectively)..........     (672,755)     (788,096)
 Cumulative Translation Adjustment..........      (80,722)      (30,960)
 Net Unrealized Gain (Loss) on Securities
  Available for Sale........................      (94,072)        5,651
                                              -----------   -----------
                                               35,279,934    35,893,917
                                              -----------   -----------
                                              $42,177,294   $42,288,326
                                              ===========   ===========

                                ASTRO-MED, INC.
                  UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

                                                   Three Months Ended
                                                -------------------------
                                                 July 30,      July 29,
                                                   1994          1995
                                                -----------  ------------

Net Sales.....................................  $9,093,616   $10,787,593
Cost of Sales.................................   4,899,829     6,174,010
                                                ----------   -----------
Gross Profit..................................   4,193,787     4,613,583

Costs and Expenses:
  Selling, General and Administrative.........   2,513,031     3,444,216
  Research and Development....................     598,684       602,762
                                                ----------   -----------
                                                 3,111,715     4,046,978
                                                ----------   -----------

Operating Income..............................   1,082,072       566,605

Other Income (Expense):
  Interest and Dividend Income................     165,391        75,944
  Interest Expense............................      (8,059)      (11,188)
  Other, Net..................................      28,815        55,522
                                                ----------   -----------
                                                   186,147       120,278
                                                ----------   -----------

Income before Income Taxes....................   1,268,219       686,883
Provision for Income Taxes....................     363,000       161,000
                                                ----------   -----------

Net Income....................................  $  905,219   $   525,883
                                                ==========   ===========

Earnings Per Common Share.....................        $.18          $.10
                                                      ====          ====
Weighted Average Number of Common and Common
  Equivalent Shares Outstanding...............   5,091,601     5,098,020
                                                ==========   ===========

Dividends Declared Per Common Share...........        $.03          $.03
                                                      ====          ====

                                ASTRO-MED, INC.
                  UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

                                                    Six Months Ended
                                                --------------------------
                                                 July 30,       July 29,
                                                   1994           1995
                                                -----------   ------------

Net Sales...................................... $15,644,571   $21,742,889
Cost of Sales..................................   8,556,666    12,886,280
                                                 ----------   -----------
Gross Profit...................................   7,087,905     8,856,609

Costs and Expenses:
  Selling, General and Administrative..........   5,097,699     6,880,573
  Research and Development.....................   1,226,013     1,220,102
                                                 ----------   -----------
                                                  6,323,712     8,100,675
                                                 ----------   -----------

Operating Income...............................     764,193       755,934

Other Income (Expense):
  Interest and Dividend Income.................     321,618       175,168
  Interest Expense.............................     (19,286)      (17,276)
  Other, Net...................................      96,238       237,110
                                                 ----------   -----------
                                                    398,570       395,002
                                                 ----------   -----------

Income before Income Taxes.....................   1,162,763     1,150,936
Provision for Income Taxes.....................     311,000       283,000
                                                 ----------   -----------

Net Income.....................................  $  851,763   $   867,936
                                                 ==========   ===========

Earnings Per Common Share......................        $.17          $.17
                                                       ====          ====
Weighted Average Number of Common and Common
  Equivalent Shares Outstanding................   5,095,147     5,100,921
                                                 ==========   ===========

Dividends Declared Per Common Share............        $.06          $.06
                                                       ====          ====

                                ASTRO-MED, INC.
                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                        Six Months Ended
                                                    -------------------------
                                                     July 30,      July 29,
                                                       1994          1995
                                                    -----------  ------------

Cash Flows from Operating Activities:
  Net Income .....................................  $   851,763   $   867,936
  Adjustments to Reconcile Net Income to Net
    Cash Provided by Operating Activities:
      Depreciation and Amortization...............      568,705       757,996
      Deferred Income Taxes.......................       19,310        19,310
      Other.......................................      (16,705)       (5,423)
      Changes in Assets and Liabilities:
        Accounts Receivable.......................     (806,499)      299,529
        Inventories............................      (2,056,132)   (1,209,527)
        Other.....................................      126,708       357,180
        Accounts Payable and Accrued Expenses.....    1,117,080    (1,138,306)
        Income Taxes..............................     (246,875)      (17,103)
                                                    -----------   -----------
          Total Adjustments.......................   (1,294,408)     (936,344)
                                                    -----------   -----------
    Net Cash Provided (Used) by
      Operating Activities........................     (442,645)      (68,408)

Cash Flows from Investing Activities:
  Proceeds from Sales of Securities
    Available for Sale............................    6,069,697     3,325,128
  Purchases of Securities Available
    for Sale......................................   (4,665,070)   (2,759,908)
  Purchases of Investments........................                   (500,000)
  Additions to Property, Plant and Equipment......     (446,971)     (765,688)
                                                    -----------   -----------
    Net Cash Provided (Used) by
      Investing Activities........................      457,656      (200,468)

Cash Flows from Financing Activities:
  Payments of Long-Term Debt......................     (176,703)      (25,000)
  Short-Term Borrowing from Bank..................                    500,000
  Proceeds from Common Shares Issued
    Under Employee Benefit Plans..................       25,379        74,912
  Purchases of Treasury Stock.....................                   (176,254)
  Dividends Paid..................................     (301,962)     (302,096)
                                                    -----------   -----------
    Net Cash Provided (Used) by
      Financing Activities........................     (453,286)       71,562
                                                    -----------   -----------

Net Increase (Decrease) in Cash and Cash
  Equivalents.....................................     (438,275)     (197,314)
Cash and Cash Equivalents, Beginning of Period.       1,300,132     1,107,191
                                                    -----------   -----------

Cash and Cash Equivalents, End of Period..........  $   861,857   $   909,877
                                                    ===========   ===========

Supplemental Disclosures of Cash Flow
  Information:

    Cash Paid During the Period for:
      Interest....................................  $    20,931   $    48,179
      Income Taxes................................  $   607,000   $   254,407

                                ASTRO-MED, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 July 29, 1995


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

    (b) Earnings per common share are computed based on the weighted average number of common shares and common share equivalents outstanding during each period. Common share equivalents include the dilutive effect of certain stock options under the treasury stock method. Fully diluted earnings per share have not been separately presented since they are not materially different.

Note 2 - INVENTORIES

    Inventories are stated at the lower of cost (first-in, first-out) or market and include material, labor and manufacturing overhead. The components of inventories were as follows:

                                       January 31,             July 29,
                                          1995                   1995
                                       -----------            -----------
     Materials and Supplies..          $ 7,508,626            $ 8,359,157
     Work-In-Process.........            2,475,326              1,993,220
     Finished Goods..........            2,909,592              3,750,694
                                       -----------            -----------
                                       $12,893,544            $14,103,071
                                       ===========            ===========


Note 3 - ACQUISITION

    On August 1, 1994, the Company acquired Grass Instrument Co., a privately held corporation ("Grass"), and Cannon Manufacturing Company, a privately held corporation ("Cannon") affiliated with Grass by common ownership. Following a merger, the combined businesses of Grass and Cannon continue as a wholly-owned subsidiary of the Company under the name "Grass Instrument Co."

    On an unaudited proforma basis, assuming Grass and Cannon had been acquired on February 1, 1994, the Company's consolidated net sales would have been $11,510,508 for the three months ended July 30, 1994 and $20,478,354 for the six months ended July 30, 1994. The proforma effect on net income and earnings per share is not material.

                                ASTRO-MED, INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

Results of Operations:
---------------------

    Net sales in the current quarter and six months increased 19% and 39%, respectively, compared to prior year totals. Excluding sales of the new business acquired (see note 3 of Notes to Consolidated Financial Statements), net sales for the second quarter of the current fiscal year decreased approximately 6% as compared to the second quarter a year ago. For the six months of the current fiscal year, comparable net sales were approximately 9% higher than for the same period of the prior year. Changes in sales have been spread between recorders/printers and bar code printer products in all geographic market sectors.

    Consolidated gross profit as a percentage of sales was 43% for the second quarter and 41% for the six months of the current year. For the prior year, the percentages were 46% and 45%, respectively. The declines were due in part to the inclusion of sales of the new business which historically has experienced substantially lower margins. Excluding sales of the new business, gross profit was 43% in the current second quarter and 43% for the current six months. Gross profit margins of the new business have been improved through the introduction of certain manufacturing efficiencies and selected modest price increases. Overall, margins in the current year have been affected by product sales mix and increased sales of certain products to dealers and independent sales representatives who receive a resale discount.

    Selling, general and administrative expenses without the new business acquired rose by approximately 12% in both the second quarter and six months of the current fiscal year as compared to amounts for the same periods in the prior fiscal year. There were no individually significant expenses affecting the totals. The most substantial changes in the current year resulted from increased advertising and from additional sales personnel and their related expenses.

    Research and development costs in the current second quarter and six months did not vary significantly from comparable previous year totals. The level of such costs remains high, however, reflecting the Company's commitment to the development of new and improved products.

    Interest and dividend income decreased noticeably in the current second quarter and six months compared to prior year totals because of a reduction in invested funds following the acquisition for cash of the business referred to above.

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

    The Company's present cash and investment securities, together with funds generated from operations and capital resources available to it, are expected to satisfy requirements for working capital and other needs for the foreseeable future. The increased investment in inventories shown in the latest balance sheet is in accordance with business plans. No additional long-term financing is planned.

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

                                        ASTRO-MED, INC.
                                         (Registrant)


Date:  September 7, 1995             By       /s/ A. W. Ondis
                                        ----------------------------
                                        A. W. Ondis, Chairman
                                       (Principal Executive Officer)


Date:  September 7, 1995             By     /s/ Eugene S. Libby
                                        ----------------------------
                                        Eugene S. Libby, Vice
                                        President and Treasurer
                                       (Principal Financial Officer)