Form 10-Q
period 1995-10-28
ASTRO MED INC /NEW/
filed 1995-12-12
CIK 8146

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

(Mark One)
X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-- EXCHANGE ACT OF 1934
For the quarterly period ended                 October 28, 1995
                              -------------------------------------------------

                                       OR

   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES -- EXCHANGE ACT OF 1934
For the transition period from             to
                               -----------    -----------

Commission file number                          0-13200
                       --------------------------------------------------------

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

         Common Stock, $.05 Par Value - 5,031,242 shares
         (excluding treasury shares) as of December 1, 1995

                                ASTRO-MED, INC.
                                     INDEX

                                                            Page No.
                                                            --------
Part I.  Financial Information:

  Consolidated Balance Sheets -
    January 31, 1995 and October 28, 1995.....................   3

  Consolidated Statements of Income -
    Three Months Ended October 29, 1994 and October 28, 1995..   4

  Consolidated Statements of Income -
    Nine Months Ended October 29, 1994 and October 28, 1995...   5

  Consolidated Statements of Cash Flows -
    Nine Months Ended October 29, 1994 and October 28, 1995...   6

  Notes to Consolidated Financial Statements -
    October 28, 1995..........................................   7

  Management's Discussion and Analysis of Financial
    Condition and Results of Operations.......................   8

Part II.  Other Information...................................  10

Part I.  FINANCIAL INFORMATION
                                ASTRO-MED, INC.
                          CONSOLIDATED BALANCE SHEETS

                                              January 31,   October 28,
                 ASSETS                           1995          1995
                                                  ----          ----
                                                            (Unaudited)

CURRENT ASSETS
 Cash and Cash Equivalents..................  $ 1,107,191   $ 1,508,725
 Securities Available for Sale..............    6,897,781     6,526,695
 Accounts Receivable, Net...................    7,828,393     7,743,493
 Inventories................................   12,893,544    13,998,068
 Prepaid Expenses and Other Current Assets..    2,196,317     1,598,501
                                              -----------   -----------
   Total Current Assets.....................   30,923,226    31,375,482

PROPERTY, PLANT AND EQUIPMENT                  15,888,684    16,717,876
 Less Accumulated Depreciation..............    7,254,555     8,072,368
                                              -----------   -----------
                                                8,634,129     8,645,508
OTHER ASSETS
 Excess of Cost Over Net Assets Acquired....    1,047,613     1,021,772
 Other......................................    1,572,326     1,614,099
                                              -----------   -----------
                                                2,619,939     2,635,871
                                              -----------   -----------
                                              $42,177,294   $42,656,861
                                              ===========   ===========

  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Accounts Payable...........................  $ 2,850,382   $ 2,638,478
 Note Payable to Bank.......................                    200,000
 Accrued Compensation.......................    1,015,956       879,033
 Accrued Expenses...........................      802,321       591,581
 Income Taxes...............................      715,633       624,300
 Current Maturities of Long-Term Debt.......       51,703        51,703
                                              -----------   -----------
   Total Current Liabilities................    5,435,995     4,985,095

LONG-TERM DEBT, Less Current Maturities.....      244,072       194,072

EXCESS OF NET ASSETS ACQUIRED OVER COST.....      491,115       608,684

DEFERRED INCOME TAXES.......................      726,178       835,143

STOCKHOLDERS' EQUITY
 Preferred Stock, $10 Par Value,
  Authorized 100,000 Shares, None Issued....
 Common Stock, $.05 Par Value, Authorized
  13,000,000 Shares, Issued 5,118,268
  and 5,120,810 Shares, Respectively........      255,913       256,041
 Additional Paid-In Capital.................    5,515,632     5,538,693
 Retained Earnings..........................   30,355,938    31,051,253
 Treasury Stock, at Cost (77,566 Shares
  and 90,566 Shares, Respectively)..........     (672,755)     (788,096)
 Cumulative Translation Adjustment..........      (80,722)      (28,090)
 Net Unrealized Gain (Loss) on Securities
  Available for Sale........................      (94,072)        4,066
                                              -----------   -----------
                                               35,279,934    36,033,867
                                              -----------   -----------
                                              $42,177,294   $42,656,861
                                              ===========   ===========

                                ASTRO-MED, INC.
                  UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

                                                    Three Months Ended
                                                    ------------------
                                                October 29,   October 28,
                                                    1994          1995
                                                    ----          ----

Net Sales....................................   $11,220,838   $10,823,820
Cost of Sales.................................    6,253,668     6,587,639
                                                -----------   -----------
Gross Profit..................................    4,967,170     4,236,181

Costs and Expenses:
  Selling, General and Administrative.........    3,089,716     3,246,100
  Research and Development....................      688,613       591,821
                                                -----------   -----------
                                                  3,778,329     3,837,921
                                                -----------   -----------

Operating Income..............................    1,188,841       398,260

Other Income (Expense):
  Interest and Dividend Income................      101,340        84,287
  Interest Expense............................      (77,280)         (429)
  Other, Net..................................      157,348        (2,747)
                                                -----------   -----------
                                                    181,408        81,111
                                                -----------   -----------

Income before Income Taxes....................    1,370,249       479,371
Provision for Income Taxes....................      478,000       199,000
                                                -----------   -----------

Net Income....................................  $   892,249   $   280,371
                                                ===========   ===========

Earnings Per Common Share.....................         $.18          $.06
                                                       ====          ====
Weighted Average Number of Common and Common
  Equivalent Shares Outstanding...............    5,099,503     5,097,232
                                                ===========   ===========

Dividends Declared Per Common Share...........         $.03          $.03
                                                       ====          ====

                                ASTRO-MED, INC.
                  UNAUDITED CONSOLIDATED STATEMENTS OF INCOME


                                                    Nine Months Ended
                                                    -----------------
                                                October 29,     October 28,
                                                    1994           1995
                                                    ----           ----

Net Sales......................................  $26,865,409   $32,566,709
Cost of Sales..................................   14,810,334    19,473,919
                                                 -----------    ----------
Gross Profit...................................   12,055,075    13,092,790

Costs and Expenses:
  Selling, General and Administrative..........    8,187,415    10,126,673
  Research and Development.....................    1,914,626     1,811,923
                                                 -----------   -----------
                                                  10,102,041    11,938,596
                                                 -----------   -----------

Operating Income...............................    1,953,034     1,154,194

Other Income (Expense):
  Interest and Dividend Income.................      422,958       259,455
  Interest Expense.............................      (96,566)      (17,705)
  Other, Net...................................      253,586       234,363
                                                 -----------   -----------
                                                     579,978       476,113
                                                 -----------   -----------

Income before Income Taxes.....................    2,533,012     1,630,307
Provision for Income Taxes.....................      789,000       482,000
                                                 -----------   -----------

Net Income ....................................  $ 1,744,012   $ 1,148,307
                                                 ===========   ===========

Earnings Per Common Share......................         $.34          $.23
                                                        ====          ====
Weighted Average Number of Common and Common
  Equivalent Shares Outstanding................    5,096,495     5,099,676
                                                 ===========   ===========

Dividends Declared Per Common Share............         $.09          $.09
                                                        ====          ====

                                ASTRO-MED, INC.
                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                       Nine Months Ended
                                                       -----------------
                                                   October 29,   October 28,
                                                       1994          1995
                                                       ----          ----

Cash Flows from Operating Activities:
  Net Income.....................................  $ 1,744,012   $ 1,148,307
  Adjustments to Reconcile Net Income to Net
    Cash Provided by Operating Activities:
      Depreciation and Amortization..............      826,676       961,223
      Deferred Income Taxes......................       19,310       108,965
      Other......................................       45,132       (41,773)
      Changes in Assets and Liabilities:
        Accounts Receivable......................   (1,040,456)       84,900
        Inventories..............................   (2,557,647)   (1,104,524)
        Other....................................      155,458       613,345
        Accounts Payable and Accrued Expenses....      742,968      (559,567)
        Income Taxes.............................     (206,557)      (91,333)
                                                   -----------   -----------
          Total Adjustments......................   (2,015,116)      (28,764)
                                                   -----------   -----------
    Net Cash Provided (Used) by
      Operating Activities.......................     (271,104)    1,119,543

Cash Flows from Investing Activities:
  Proceeds from Sales of Securities
    Available for Sale...........................   12,475,607     2,696,728
  Purchases of Securities Available
    for Sale.....................................   (9,078,877)   (2,190,401)
  Purchases of Investments.......................     (500,000)
  Additions to Property, Plant and Equipment.....     (786,452)     (829,192)
  Acquisition of New Business, Net of
    Cash Acquired................................    4,296,545
                                                   -----------   -----------
    Net Cash Provided (Used) by
      Investing Activities.......................   (2,186,267)     (322,865)

Cash Flows from Financing Activities:
  Payments of Debt...............................     (276,703)     (350,000)
  Short-Term Borrowing from Bank.................    3,400,000       500,000
  Proceeds from Common Shares Issued
    Under Employee Benefit Plans.................       31,477        84,102
  Purchases of Treasury Stock....................                   (176,254)
  Dividends Paid.................................     (453,104)     (452,992)
                                                   -----------   -----------
    Net Cash Provided (Used) by
      Financing Activities.......................    2,701,670      (395,144)
                                                   -----------   -----------

Net Increase in Cash and Cash
  Equivalents....................................      244,299       401,534
Cash and Cash Equivalents, Beginning of Period.      1,300,132     1,107,191
                                                   -----------   -----------

Cash and Cash Equivalents, End of Period.........  $ 1,544,431   $ 1,508,725
                                                   ===========   ===========

Supplemental Disclosures of Cash Flow
  Information:
    Cash Paid During the Period for:
      Interest...................................  $    79,251   $    21,942
      Income Taxes...............................  $   914,608   $   260,869

                                ASTRO-MED, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                October 28, 1995


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

Note 2 - INVENTORIES

    Inventories are stated at the lower of cost (first-in, first-out) or market and include material, labor and manufacturing overhead. The components of inventories were as follows:

                               January 31,  October 28,
                                  1995         1995
                                  ----         ----
     Materials and Supplies..  $ 7,508,626  $ 7,827,192
     Work-In-Process.........    2,475,326    2,663,992
     Finished Goods..........    2,909,592    3,506,884
                               -----------  -----------
                               $12,893,544  $13,998,068
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

    On an unaudited proforma basis, assuming Grass and Cannon had been acquired on February 1, 1994, the Company's consolidated net sales would have been $31,699,192 for the nine months ended October 29, 1994. The proforma effect on net income and earnings per share is not material.

                                ASTRO-MED, INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

Results of Operations:
---------------------

    Net sales in the current quarter decreased 4% compared to the prior year quarter. Sales of Grass Instrument Co., a business acquired at the beginning of the prior year quarter (see Note 3 of Notes to Consolidated Financial Statements), accounted for the decrease. In the prior year quarter, sales of this business were higher than typical for a third quarter.

    Net sales in the current nine months increased 21% compared to sales in the prior year nine months. Excluding sales of the new business for the first six months of the current year, sales on a comparable basis increased 4% in the current nine months.

    In all periods, changes in sales have been spread between all products in all geographic market sectors. Export sales have shown the most growth in the current year. The Company anticipates an overall sales increase in the last quarter of the current year.

    Consolidated gross profit as a percentage of sales was 39% for the third quarter of the current year and 44% for the same quarter of the prior year. The decline is attributable mainly to less than expected sales, with and without the new business. Such lower volume resulted in an unfavorable rate of overhead absorption.

    The consolidated gross profit percentage was 40% for the nine months of the current year and 45% for the same period of the prior year. In addition to the identified impact on the current quarter, the decline reflects inclusion of the new business for the first six months of the current year but not of the prior year. This business historically has experienced substantially lower margins. In keeping with the anticipated sales increase, the Company anticipates an increase in gross profit in the fourth quarter of the current year.

    As compared to prior year totals, selling, general and administrative expenses rose by 5% in the current quarter and, excluding the new business acquired, by 9% in the current nine months. There have been no individually significant expenses affecting the totals. The most substantial changes in the current year resulted from increased advertising and from additional sales personnel and their related expenses.

    There were no individual research and development costs in either the current quarter or nine months which varied significantly from comparable previous year totals. The level of such costs remains high, however, reflecting the Company's commitment to the development of new and improved products.

    Interest and dividend income, particularly for the current nine months, decreased noticeably compared to such income in the prior year because of a reduction in invested funds following the acquisition for cash of a new business as mentioned above.

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

                                        ASTRO-MED, INC.
                                         (Registrant)


Date:  December 12, 1995              By  /s/ A. W. Ondis
                                          ------------------------
                                          A. W. Ondis, Chairman
                                         (Principal Executive Officer)


Date:  December 12, 1995              By  /s/ Eugene S. Libby
                                          ------------------------
                                          Eugene S. Libby, Vice
                                          President and Treasurer
                                         (Principal Financial Officer)