Form 10-K405
period 1996-01-31
ASTRO MED INC /NEW/
filed 1996-04-15
CIK 8146

===============================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
   ACT OF 1934 [FEE REQUIRED]

FOR THE FISCAL YEAR ENDED JANUARY 31, 1996

                                      OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
   EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

FOR THE TRANSITION PERIOD FROM.........   TO...................................

COMMISSION FILE NUMBER 0-13200

                                ASTRO-MED, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

             RHODE ISLAND                              05-0318215
    (STATE OR OTHER JURISDICTION OF       (I.R.S. EMPLOYER IDENTIFICATION NO.)
    INCORPORATION OR ORGANIZATION)

      600 EAST GREENWICH AVENUE,                          02893
      WEST WARWICK, RHODE ISLAND                       (ZIP CODE)
    (ADDRESS OF PRINCIPAL EXECUTIVE
               OFFICES)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (401) 828-4000

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

           TITLE OF EACH CLASS               NAME OF EACH EXCHANGE ON WHICH
           -------------------                         REGISTERED
                                             ------------------------------
                 None                                     None

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                         COMMON STOCK, $.05 PAR VALUE
                               (TITLE OF CLASS)

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes [X]   No [_]

State the aggregate market value of the voting stock held by non-affiliates of the registrant as of March 18, 1996.
                   Common Stock, $.05 Par Value: $27,474,072

 Indicate the number of shares outstanding (excluding treasury shares) of each of the issuer's classes of common stock as of March 18, 1996.
                Common Stock, $.05 Par Value: 4,982,838 shares

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the Company's definitive proxy statement for the 1996 annual meeting of shareholders are incorporated by reference into Part III.

===============================================================================

                                ASTRO-MED, INC.

                            FORM 10-K ANNUAL REPORT

                               TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
                                     PART I
  Item 1. Business.......................................................    11
  Item 2. Properties.....................................................    13
  Item 3. Legal Proceedings..............................................    14
  Item 4. Submission of Matters to a Vote of Security Holders............    14

                                    PART II
  Item 5. Market for the Registrant's Common Stock and Related
          Stockholder Matters............................................    14
  Item 6. Selected Financial Data........................................    14
  Item 7. Management's Discussion and Analysis of Financial Condition and
          Results of Operations..........................................    15
  Item 8. Financial Statements and Supplementary Data....................    17
  Item 9. Changes in and Disagreements with Accountants on Accounting and
          Financial Disclosure...........................................    17

                                    PART III
 Item 10. Directors and Executive Officers of the Registrant.............    17
 Item 11. Executive Compensation.........................................    18
 Item 12. Security Ownership of Certain Beneficial Owners and Management.    18
 Item 13. Certain Relationships and Related Transactions.................    18

                                    PART IV
 Item 14. Exhibits, Financial Statement Schedules and Reports
          on Form 8-K....................................................    19

                                ASTRO-MED, INC.

                                    PART I

ITEM 1. BUSINESS

                                    GENERAL

  Astro-Med, Inc., incorporated in Rhode Island in January 1969, operates in the one industry segment described below. There was no significant change in the nature of the Company's business during the year ended January 31, 1996 (herein referred to as "fiscal 1996").

                       NARRATIVE DESCRIPTION OF BUSINESS

PRODUCTS

  The Company develops, designs, manufactures and sells a comprehensive line of data acquisition and recording systems, specialty printers, computer software for data analysis and display, and an extensive range of printer consumables. Among the recording systems are the MT series, including the MT95K2 and MT-95000, and the DASH family of portable recorders ranging from the 10-30 channel Dash 10 to the 2-channel Dash IImt, with the Dash 8, Dash IV and Dash IVxl rounding out the series.

  Both the MT and DASH series recorders are used to capture, process, analyze and record data in engineering, scientific, industrial and medical applications.

  The Company expanded its offerings of data acquisition products with the introduction of the AstroDAQ(TM) in fiscal 1996. This digital data acquisition product is a complete and ready to use system for acquiring, conditioning, analyzing and networking data in a wide variety of applications in automotive, aerospace, research and general manufacturing environments. The AstroDAQ system includes a full range of signal conditions with built-in DSP (digital signal processing), Astro-Med's Windows(TM)-based AstroLINK software for control and data review, and a high speed network interface.

  In the rapidly growing digital color printing market, the Company offers a leading edge narrow web digital color printing system, the SUNDANCE(TM). The SUNDANCE System, along with "Color QuickLabel for Windows" software, creates lithographic quality labels and tags in both full process color and spot color, in any quantity, on-site and on-demand. The system serves both manufacturers who require short-run, high quality, color printing to enhance their products as well as "Quick Print" retailers that can produce full color, high-quality labels, business cards, banners and more, quickly and inexpensively.

  The Company's thermal/thermal transfer printer products also include the Top Hand 2 monochrome printer and the Range Boss wide format printer for the expanding product identification market, often referred to as the bar code market.

  The Company's thermal printer product lines include a broad variety of printer consumables, including thermal transfer ribbons, labels and tags. The Company produces such products using its propriety production equipment and, as with all products, sells them to customers throughout the world.

  Other specialty printers manufactured by the Company include the TOUGH WRITER and the AG 1280. The Tough Writer is a ruggedized COTS PostScript page printer that is a drop-in-replacement for the LaserJet III printer used in military, airborne, shipboard and heavy industrial applications. The AG-1280 is a high-speed, drop-in-replacement for the Versatec V-80(TM) electrostatic printer/plotter. Both use thermal printing technology.

  The Company's K3 CATH LAB SYSTEM continues to gain acceptance by hospitals around the world as a complete hemodynamic monitoring system for the cardiac catherization lab. The system integrates the Company's data recorder and signal processing technology and displays physiological data on high resolution color monitors. The K3 System provides full hemodynamic analysis through its Softheart(TM) software program.

  The Company serves both the research and clinical neurophysiology markets through its Grass Instrument Division. The neurophysiological market includes universities, pharmaceutical companies, hospitals and sleep study clinics. Grass products include a broad line of Classic EEG and Polosomnograph systems including the Model 7, Model 78, Model 8plus10 and Model 9. Newer digital neurodata acquisition systems include the Model 12 and Model 15 systems that feature the world renowned Grass Amplifiers. The PolyVIEW data acquisition and analysis system allows users to acquire, store, and analyze research data in a Windows(TM) environment.

  In fiscal 1996, the Company continued its strategy of marketing new products with the introduction of the Grass MODEL 7400 Physiological Recorder. This portable four-channel data system with its open ended instrumentation platform performs a wide range of tasks characteristic of a large floor model polygraph. This recorder follows in the footsteps of the K2G, an 8-32 channel instrument that can record, display and archive an extensive range of physiological data.

  The Company also markets a broad line of stimulators, electrodes, transducers and consumables, including chart paper.

  The product development synergies of Astro-Med and Grass Instruments are dramatically evident with the introduction of the Albert Grass HERITAGE(TM), the Company's new digital EEG machine. This product will undergo clinical trials during 1996 and be available for shipment in early 1997.

TECHNOLOGY

  Since its inception, the Company has concentrated its research and development efforts toward various methods to acquire, process, store and print data so that the data can be analyzed, manipulated or affixed to a product.

  In recent years, the Company has developed and refined its digital printing and signal processing systems. As its technology has become more advanced and comprehensive, the Company has been able to enter an increasingly wide range of markets.

PATENTS AND COPYRIGHTS

  The Company holds a number of product patents in the United States and in foreign countries. It has filed application for other patents that are pending. In April 1988, the Company was granted Patent No. 4,739,344 covering 28 claims related to the MT-9500 as well as the newer MT-95000 and MT95K2. The Company has a patent and a patent pending for its two-sided, 4-color process printer, the SUNDANCE. The Company considers its patents to be important but does not believe that its business is materially dependent on them. The Company copyrights its extensive software and registers its trademarks.

MANUFACTURING AND SUPPLIES

  The Company designs its products and manufactures many of their component parts. The balance of the parts are produced by suppliers to the Company's specifications. Raw materials required for the manufacture of products, including parts produced to the Company's specifications, are generally available from numerous suppliers.

PRODUCT DEVELOPMENT

  The Company has maintained a growing program of product research and development since its inception. During fiscal 1994, 1995 and 1996, the Company incurred costs of $2,282,114, $2,542,940 and $2,415,494, respectively, on Company-sponsored product development. However, costs alone are not a totally accurate measure of research and development activities. The Company is committed to product development as a vital factor in its growth and expects to increase its research and development efforts again in the new year.

MARKETING AND COMPETITION

  The Company competes in varied markets throughout the world for all of its products on the basis of proprietary technology, product reputation, delivery and technical assistance to customers.

  Most of the Company's products are sold to customers in North America and selected European countries by a salaried field sales force. Certain products, primarily those for the product identification market, are also sold through a network of dealers which the Company began to set up in fiscal 1994. Export sales are bolstered by wholly-owned entities formed between fiscal 1988 and 1994 in England, France, Germany, Italy and Canada. Other export sales are made through authorized distributors or agents located in approximately thirty countries. No single customer accounted for 10% of the Company's net sales in any of the last three fiscal years.

  During the last fiscal year, the Company's products were sold to approximately 4,500 customers. The Company estimates that its products account for approximately 20% of the original equipment market sales for high speed printers/recorders, and that its share of sales to the end user market is approximately 35%.

  The Company's product promotion includes full-color advertising campaigns in many leading trade magazines, exhibitions at trade shows, special mailings, and public relations activities.

INTERNATIONAL SALES

  Astro-Med International, Inc., a subsidiary of the Company, participates in all export sales. The subsidiary is a Foreign Sales Corporation and qualifies for certain tax benefits provided as an incentive for exports.

  In fiscal 1994, 1995 and 1996, net sales to customers in various geographic areas outside the U.S.A., primarily in Canada and Western Europe, amounted to $6,988,747, $9,849,933 and $13,234,380, respectively. The Company's profit margins on export sales approximate those on domestic sales. The Company's management does not believe that its export sales involve materially greater risks than its domestic sales.

ORDER BACKLOG

  The backlog regularly fluctuates. The amount at any particular date is comprised primarily of orders from OEM customers. For the past several years, the Company has been developing and introducing new products aimed at end user customers rather than OEM customers. Manufacturing is geared to forecasted demands. Accordingly, the amount of order backlog does not indicate future sales trends and the Company does not normally carry any material backlog.

OTHER INFORMATION

  The Company's business is not seasonal in nature.

  Most of the Company's products are warranted for periods ranging from 45 days to one year against defects in materials or workmanship. Warranty expenses have averaged approximately $190,000 a year for the Company's last three fiscal years.

  As of March 18, 1996, the Company employed approximately 377 persons. The Company is generally able to satisfy its employment requirements. No employees are represented by a union. The Company believes that employee relations are excellent.

ITEM 2. PROPERTIES

  The following table sets forth information regarding the Company's principal properties, all of which are included in the consolidated balance sheet appearing elsewhere in this report.

       LOCATION      APPROXIMATE SQUARE FOOTAGE          PRINCIPAL USE
       --------      --------------------------          -------------
   West Warwick, RI           116,000           Corporate headquarters,
                                                 research and development,
                                                 manufacturing
   Braintree, MA               91,000           Manufacturing
   Slough, England              1,700           Sales and service

  The Company believes its facilities are well maintained, in good operating condition and generally adequate to meet its needs for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

  There are no pending or threatened legal proceedings against the Company believed to be material to the financial position or results of operations of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matters were submitted to a vote of the Company's security holders, through solicitation of proxies or otherwise, during the last quarter of the period covered by this report.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
MATTERS

  The Company's common stock trades in the NASDAQ National Market System under the symbol ALOT. The following table sets forth dividend data and the range of high and low closing prices, as furnished by NASDAQ, for the periods indicated.

                                                                       DIVIDENDS
                   YEARS ENDED JANUARY 31,                HIGH   LOW   PER SHARE
                   -----------------------               ------ ------ ---------
     1995:
       First Quarter.................................... 12 1/4  9 1/2    .03
       Second Quarter................................... 10 1/2  8 1/2    .03
       Third Quarter.................................... 11 1/2  8 1/4    .03
       Fourth Quarter................................... 12     10 1/8    .03
     1996:
       First Quarter.................................... 12 3/8  8 1/2    .03
       Second Quarter................................... 12      8 3/8    .03
       Third Quarter.................................... 11 1/4 10        .03
       Fourth Quarter................................... 10 1/2  8 7/8    .03

  The Company had approximately 582 stockholders of record on March 18, 1996, not including stockholders with shares held under beneficial ownership in nominee name.

ITEM 6. SELECTED FINANCIAL DATA

               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                YEARS ENDED JANUARY 31,
                                        ---------------------------------------
                                         1992    1993    1994    1995    1996
                                        ------- ------- ------- ------- -------
Results of Operations:
  Net Sales............................ $29,787 $31,333 $32,268 $38,233 $43,941
  Net Income...........................  10,562   3,570   2,981   1,923   1,328
  Earnings per Common Share............    2.08     .69     .58     .38     .26
  Cash Dividends per Common Share......     .06     .11     .12     .12     .12
Financial Condition:
  Working Capital...................... $20,755 $23,479 $24,895 $25,487 $26,420
  Total Assets.........................  35,743  37,492  39,955  42,177  42,303
  Long-Term Debt, less Current
   Maturities .........................     999     647     296     244     175

- --------
(1) In the second quarter of fiscal 1992, the Company began a program of paying quarterly cash dividends. No cash dividends on common stock had previously been declared or paid during the fiscal years identified above.
(2) Earnings and cash dividends per common share amounts have been adjusted to reflect a 3 for 2 stock split in the form of a 50% stock dividend paid May 18, 1992.
(3) Net income for fiscal 1992 includes $7,284,000, equal to $1.45 per share, from settlement of litigation.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

  The following table provides percentage comparisons of the components of net income as presented in the consolidated statements of income included elsewhere herein for the last three fiscal years.

                             % OF NET SALES                       % INCREASE
                         ---------------------------   --------------------------------
                         YEARS ENDED JANUARY 31,          1994        1995       1996
                         ---------------------------   COMPARED TO COMPARED TO COMPARED
                          1994      1995      1996        1993        1994     TO 1995
                         -------   -------   -------   ----------- ----------- --------
Net Sales...............     100%      100%      100%        3%         18%       15%
Gross Profit............      51        43        39         0          (1)        5
Selling, General and
 Administrative.........      30        30        30         0          18        13
Research and
 Development............       7         7         6         9          11        (5)

  The Company continued its double digit sales growth in fiscal 1996. The increase was bolstered by sales in the new product offerings of SUNDANCE, bar code printer products, TOP HAND 2 and RANGE BOSS, DASH data recorders, and the K3 CATH Lab System as well as a full year of revenues from the Grass Instrument Division acquired by the Company in August 1994. Also contributing to the Company's growth were international sales which grew 36% during the current fiscal year and include the Canadian and European business units with sales increases of 42% and 34%, respectively.

  The order rate on domestic shipments was lower than anticipated. The Company has responded by realigning its marketing strategy into a channel specific product orientation format. This functional redesign in concert with the Company's new product offerings is expected to stimulate additional sales growth in fiscal 1997.

  The Company's Gross Profit Percentage declined during fiscal 1996 to 39% compared to 43% in fiscal 1995. Factors directly influencing this decline include: a product line mix that encompassed a full year of lower margin Grass Instrument revenues; and growth in lower margin domestic consumable products markets and a slight decline in the domestic market. The Company continues to implement its productivity improvement activities as a strategy to reduce manufacturing cost.

  The Company expects its marketing strategy in conjunction with its portfolio of new product entries like AstroDAQ and the ALBERT GRASS HERITAGE digital EEG system will result in improved margins as well as increased earnings for the Company.

  Annual selling, general and administrative expenses rose by 13% in fiscal 1996 partly because of a full year of Grass selling, general and administrative expenses. Funding in selling and marketing categories were increased to support the planned growth of the Company's new products. These products include SUNDANCE, K3 Cath Lab System, AstroDAQ, PolyVIEW, Model 7400 as well as the thermal transfer printer products, TOP HAND 2 and RANGE BOSS 2. The Company continued to commit marketing and selling funds to promote Grass Products in the medical instrument marketplace. The Company believes these investments are necessary and will result in continued revenue growth by strategically positioning the Company's products in the appropriate industry sector.

  The Company's annual selling, general and administrative expenses increased significantly in fiscal 1995 primarily due to the direct selling and marketing costs related to launching new products, and an additional six months of Grass Instrument expenses in this category. Selling, general and administrative expenses incurred in fiscal 1994 were comparable to those of fiscal 1993.

  The Company's commitment to the development of new products is partly illustrated by the substantial research and development expenses incurred and reported each year. However, the totals reflect variable expenses such as the costs of materials consumed and of owning and upgrading the most advanced engineering equipment available.

  Research and Development expenses decreased 5% in fiscal 1996 compared to fiscal 1995. The current fiscal year funding level is consistent with requirements to support the Company's new and existing product lines. In fiscal 1995, the Company's research and development expenses increased by 11% over fiscal 1994 as the Company increased overall product development activities, concentrating especially on the SUNDANCE Printing System and bar code printing products.

  The interest and dividend income level in fiscal 1996 declined from both fiscal 1995 and fiscal 1994. This change occurred because of the Company's decreased cash investment position as a result of funds used for the Grass Instrument acquisition. Interest expense in fiscal 1996 was lower than the two previous years as the level of short term borrowing requirements declined. Other income (expense) net, has been affected annually, by fluctuations in foreign currency exchange rates.

  Changes in effective income tax rates from year to year are explained in
Note 6 of Notes to Consolidated Financial Statements. As described in Note 1, a new accounting standard required a fiscal 1994 change in accounting for income taxes. Such change, however, did not have a material effect on the financial position or results of operations of the Company.

  Inflation during recent years has not significantly impacted the Company's operations. Generally, cost increases are offset by price increases and improved manufacturing efficiencies from the Company's TQM program.

LIQUIDITY AND CAPITAL RESOURCES

  Of the $1.5 million available under the Company's Revolving Credit Facility with a bank, $500,000 was borrowed in June 1995 for operating needs. Such amount was repaid during the year. The Company does not currently anticipate any significant additional draw downs under its Revolving Credit Facility for operating needs.

  During the past three fiscal years, the Company has financed its operations with on hand and internally generated funds. In August 1994, the Company borrowed $3,400,000 from a bank to complete the acquisition of Grass Instrument Co. The entire amount was repaid prior to the end of fiscal 1995.

  The Company's long-term debt was acquired several years ago to construct facilities and to make major acquisitions of machinery and equipment. Expenditures for property and equipment during the past three fiscal years have been made from on hand and internally generated funds. The balance of the major portion of the Company's long-term debt was paid in full during January 1995.

  As evidenced by the foregoing comments, the Company is financially strong. The current ratio was 6.8:1 at the end of fiscal 1996 and long-term debt was less than 1% of stockholders' equity. The Company has no material commitments for capital expenditures and has no reason to believe that capital resources available to it will not meet the needs of its business, both on a short-term and long-term basis.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The consolidated financial statements required under this item are submitted as a separate section of this report on the pages indicated at Item 14(a)(1). The supplementary data regarding quarterly results of operations is set forth in the following table.

                     QUARTERLY FINANCIAL DATA (UNAUDITED)
               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                    QUARTERS ENDED
                                      ------------------------------------------
                                      APRIL 30, JULY 30, OCTOBER 29, JANUARY 31,
                                        1994      1994      1994        1995
                                      --------- -------- ----------- -----------
Net Sales............................  $ 6,551  $ 9,094    $11,221     $11,368
Gross Profit.........................    2,894    4,194      4,967       4,228
Net Income (Loss)....................      (53)     905        892         179
Earnings (Loss) Per Common Share.....     (.01)     .18        .18         .04
                                      APRIL 29, JULY 29, OCTOBER 28, JANUARY 31,
                                        1995      1995      1995        1996
                                      --------- -------- ----------- -----------
Net Sales............................  $10,955  $10,788    $10,824     $11,375
Gross Profit.........................    4,243    4,614      4,236       3,925
Net Income...........................      342      526        280         179
Earnings Per Common Share............      .07      .10        .06         .04

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The response to this item is incorporated by reference to the Company's definitive proxy statement for the 1996 annual meeting of shareholders.

  The following is a list of the names and ages of, and the positions and offices presently held by, all executive officers of the Company. All officers serve at the pleasure of the Board of Directors.

        NAME                  AGE                    POSITION
        ----                  ---                    --------
Albert W. Ondis..............  70 Chairman, Chief Executive Officer and
                                  Director
Everett V. Pizzuti...........  59 President, Chief Operating Officer and
                                  Director
David M. Gaskill.............  50 Vice President--Research and Development
Joseph P. O'Connell..........  52 Vice President and Treasurer, Chief Financial
                                  Officer
Gordon W. Bentley............  49 Vice President--Manufacturing-Instruments
Elias G. Deeb................  54 Vice President--Media Products
A. Eric Bartholomay..........  47 Vice President--International Sales
Richmond B. Woodward.........  64 Vice President--Grass Instrument Products
Jacques V. Hopkins...........  65 Secretary and Director

  All of the persons named above have held the positions identified since January 31, 1985, except as indicated.

  Mr. Ondis was previously a Director, the Chief Executive Officer (President) and the Chief Financial Officer (Treasurer) of the Company since 1969.

  Mr. Pizzuti was previously a Vice President of the Company functioning as Chief Operating Officer since 1971.

  Mr. Gaskill previously had functioned as Vice President--Engineering of the Company since 1974. He is a nephew of Mr. Ondis.

  Mr. O'Connell joined the Company in 1996. He previously held senior financial management positions with Cherry Tree Products Inc. (1994-1995), IBI Corporation (1991-1994) and Dennison Manufacturing Company (1975-1990). Mr. O'Connell is also Assistant Secretary of the Company.

  Mr. Bentley has held the position identified since 1986. In 1983, he was named Manager of Materiel after having been Purchasing Manager during the two prior years.

  Mr. Deeb has held the position identified since 1987. In 1985, he was named General Manager--Media Products after having been Vice President and General Manager since 1981 of a business sold by the Company in 1984.

  Mr. Bartholomay has held the position identified since 1991. In 1988, he had been named Manager of International Operations. He previously held various sales and sales-related positions with Rhone-Poulenc Inc. beginning in the United States in 1981. He transferred to France in 1985 and last held the position of a Manager of Product and Market Development.

  Mr. Woodward has held the position identified since 1994. He previously served Grass Instrument Co. from 1980 as a self-employed consultant focusing on financial and business administration matters.

  Mr. Hopkins has held the positions identified since 1969. He has been a partner in the law firm of Hinckley, Allen & Snyder, general counsel to the Company, since 1966.

ITEM 11. EXECUTIVE COMPENSATION

  The response to this item is incorporated by reference to the Company's definitive proxy statement for the 1996 annual meeting of shareholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The response to this item is incorporated by reference to the Company's definitive proxy statement for the 1996 annual meeting of shareholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The response to this item is incorporated by reference to the Company's definitive proxy statement for the 1996 annual meeting of shareholders.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) Financial Statements:

    The following consolidated financial statements of Astro-Med, Inc. and subsidiaries are incorporated by reference in Item 8:

                                                                           PAGE
                                                                           ----
   Report of Independent Public Accountants...............................  21
   Consolidated Balance Sheets--January 31, 1995 and 1996.................  22
   Consolidated Statements of Income--Years Ended January 31, 1994, 1995
    and 1996..............................................................  23
   Consolidated Statements of Stockholders' Equity--
    Years Ended January 31, 1994, 1995 and 1996...........................  24
   Consolidated Statements of Cash Flows--
    Years Ended January 31, 1994, 1995 and 1996...........................  25
   Notes to Consolidated Financial Statements--January 31, 1996...........  26

(a)(2) Financial Statement Schedules:

   Schedule II--Valuation and Qualifying Accounts and Reserves--
    Years Ended January 31, 1994, 1995 and 1996...........................  33

    All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore, have been omitted.

(a)(3) Exhibits:

   EXHIBIT
   NUMBER
   -------
   (3A)    Articles of Incorporation of the Company and all amendments thereto (filed as Exhibit No. 3A to the Company's report on
            Form 10-Q for the quarter ended August 1, 1992 and by this reference incorporated herein).
   (3B)    By-laws of the Company and all amendments thereto (filed as
            Exhibit No. 3B to the Company's report on Form 10-Q for the quarter ended July 30, 1988 and by this reference
            incorporated herein).
   (4)     Specimen form of common stock certificate of the Company
            (filed as Exhibit No. 4 to the Company's report on Form 10-K for the year ended January 31, 1985 and by this reference
            incorporated herein).
   (10.1)  Astro-Med, Inc. 1980 Non-Qualified Stock Option Plan, as
            amended.(1)
   (10.2)  Astro-Med, Inc. 1989 Incentive Stock Option Plan, as
            amended.(1)
   (10.3)  Astro-Med, Inc. 1993 Incentive Stock Option Plan.(1)
   (21.0)  List of Subsidiaries of the Company.
   (24)    Consent of Independent Public Accountants. See page 21.

- --------
(1) Management contract or compensatory plan or arrangement.

(b) Reports on Form 8-K:

  No reports on Form 8-K were filed by the Company during the last quarter of the period covered by this report.

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          ASTRO-MED, INC.
                                           (Registrant)

                                                    /s/ Albert W. Ondis
                                          By __________________________________
Date: April 15, 1996                            (ALBERT W. ONDIS, CHAIRMAN)

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATE INDICATED.

                NAME                           TITLE                 DATE
                ----                           -----                 ----

         /s/ Albert W. Ondis           Chairman and             April 15, 1996
- -------------------------------------   Director (Principal
           ALBERT W. ONDIS              Executive Officer)

       /s/ Everett V. Pizzuti          President and            April 15, 1996
- -------------------------------------   Director (Principal
         EVERETT V. PIZZUTI             Operating Officer)

       /s/ Joseph P. O'Connell         Vice President and       April 15, 1996
- -------------------------------------   Treasurer
         JOSEPH P. O'CONNELL            (Principal
                                        Financial Officer)

       /s/ Jacques V. Hopkins          Secretary and            April 15, 1996
- -------------------------------------   Director
         JACQUES V. HOPKINS

                                                                      EXHIBIT 24

                   CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS

  As independent public accountants, we hereby consent to the incorporation of our report included in this Form 10-K, into the Company's previously filed Registration Statements on Form S-8: File No. 2-81081 pertaining to the Astro-Med, Inc. Employee Stock Purchase Plan, File No. 33-42993 pertaining to the Astro-Med, Inc. 1980 Non-Qualified Stock Option Plan, File No. 33-43699 pertaining to the Astro-Med, Inc. 1982 Incentive Stock Option Plan and File No. 33-43700 pertaining to the Astro-Med, Inc. 1989 Incentive Stock Option Plan.

                                          ARTHUR ANDERSEN LLP
Boston, Massachusetts
April 15, 1996

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Astro-Med, Inc.:

  We have audited the accompanying consolidated balance sheets of Astro-Med, Inc. and subsidiaries as of January 31, 1995 and 1996, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended January 31, 1996. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform our audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Astro-Med, Inc. and subsidiaries as of January 31, 1995 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 1996, in conformity with generally accepted accounting principles.

  Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index at Item 14(a)(2) is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                          ARTHUR ANDERSEN LLP
Boston, Massachusetts
March 15, 1996

                                ASTRO-MED, INC.

                          CONSOLIDATED BALANCE SHEETS
                        AS OF JANUARY 31, 1995 AND 1996

                                                         1995         1996
                                                      -----------  -----------

                                     ASSETS

CURRENT ASSETS
  Cash and Cash Equivalents (Note 1)................. $ 1,107,191  $ 2,033,713
  Securities Available for Sale (Notes 1 and 2)......   6,897,781    6,659,828
  Accounts Receivable, Less Reserve of $157,000 in
   1995 and 1996.....................................   7,828,393    8,318,005
  Inventories (Note 3)...............................  12,893,544   12,533,553
  Prepaid Expenses and Other Current Assets (Note 6).   2,196,317    1,424,757
                                                      -----------  -----------
    Total Current Assets.............................  30,923,226   30,969,856
PROPERTY, PLANT AND EQUIPMENT (Notes 1 and 7)
  Land and Improvements..............................     283,341      288,341
  Buildings and Improvements.........................   6,605,222    7,286,901
  Machinery and Equipment............................   9,000,121    9,488,613
                                                      -----------  -----------
                                                       15,888,684   17,063,855
  Less Accumulated Depreciation......................  (7,254,555)  (8,350,722)
                                                      -----------  -----------
                                                        8,634,129    8,713,133
OTHER ASSETS
  Excess of Cost over Net Assets Acquired (Note 1)...   1,047,613    1,012,693
  Amounts Due from Officers..........................     453,264      453,264
  Other..............................................   1,119,062    1,153,785
                                                      -----------  -----------
                                                        2,619,939    2,619,742
                                                      -----------  -----------
                                                      $42,177,294  $42,302,731
                                                      ===========  ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts Payable................................... $ 2,850,382  $ 2,136,825
  Accrued Compensation...............................   1,015,956    1,200,082
  Accrued Expenses...................................     802,321      730,345
  Income Taxes.......................................     715,633      432,540
  Current Maturities of Long-Term Debt (Note 4)......      51,703       50,000
                                                      -----------  -----------
    Total Current Liabilities........................   5,435,995    4,549,792
LONG-TERM DEBT, Less Current Maturities (Note 4).....     244,072      175,000
EXCESS OF NET ASSETS ACQUIRED OVER COST (Note 1).....     491,115      761,879
DEFERRED INCOME TAXES (Notes 1 and 6)................     726,178      834,754
STOCKHOLDERS' EQUITY (Note 5)
  Preferred Stock, $10 Par Value, Authorized 100,000
   Shares, None Issued...............................
  Common Stock, $.05 Par Value, Authorized 13,000,000
   Shares, Issued 5,118,268 in 1995 and 5,123,310
   in 1996...........................................     255,913      256,166
  Additional Paid-in Capital.........................   5,515,632    5,554,100
  Retained Earnings..................................  30,355,938   31,079,623
  Treasury Stock, at Cost, 77,566 Shares in 1995 and
   103,066 Shares in 1996............................    (672,755)    (902,169)
  Cumulative Translation Adjustment (Note 1).........     (80,722)     (38,368)
  Net Unrealized Gain (Loss) on Securities Available
   for Sale (Note 2).................................     (94,072)      31,954
                                                      -----------  -----------
                                                       35,279,934   35,981,306
                                                      -----------  -----------
                                                      $42,177,294  $42,302,731
                                                      ===========  ===========

   The accompanying notes are an integral part of these financial statements.

                                ASTRO-MED, INC.

                       CONSOLIDATED STATEMENTS OF INCOME
                  YEARS ENDED JANUARY 31, 1994, 1995 AND 1996

                                            1994         1995         1996
                                         -----------  -----------  -----------
Net Sales............................... $32,267,816  $38,233,312  $43,941,311
Cost of Sales...........................  15,852,290   21,950,539   26,923,192
                                         -----------  -----------  -----------
Gross Profit............................  16,415,526   16,282,773   17,018,119
Costs and Expenses:
  Selling, General and Administrative...   9,821,338   11,575,712   13,108,828
  Research and Development..............   2,282,114    2,542,940    2,415,494
                                         -----------  -----------  -----------
                                          12,103,452   14,118,652   15,524,322
                                         -----------  -----------  -----------
Operating Income........................   4,312,074    2,164,121    1,493,797
Other Income (Expense):
  Interest and Dividend Income..........     719,647      572,345      353,393
  Interest Expense......................     (59,016)    (159,952)     (37,456)
  Other, Net............................    (211,398)     193,975      (49,199)
                                         -----------  -----------  -----------
                                             449,233      606,368      266,738
                                         -----------  -----------  -----------
Income before Income Taxes..............   4,761,307    2,770,489    1,760,535
Provision for Income Taxes
 (Notes 1 and 6)........................   1,780,000      847,000      433,000
                                         -----------  -----------  -----------
Net Income.............................. $ 2,981,307  $ 1,923,489  $ 1,327,535
                                         ===========  ===========  ===========
Earnings Per Common Share (Note 1)......        $.58         $.38         $.26
                                                ====         ====         ====
Weighted Average Number of Common and
 Common Equivalent Shares Outstanding...   5,138,710    5,099,004    5,095,661
                                           =========    =========    =========
Dividends Declared Per Common Share.....        $.12         $.12         $.12
                                                ====         ====         ====


   The accompanying notes are an integral part of these financial statements.

                                ASTRO-MED, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  YEARS ENDED JANUARY 31, 1994, 1995 AND 1996

                                                                                        NET
                                                                                    UNREALIZED
                                                                                    GAIN (LOSS)
                                   ADDITIONAL                          CUMULATIVE  ON SECURITIES
                           COMMON   PAID-IN     RETAINED    TREASURY   TRANSLATION   AVAILABLE
                           STOCK    CAPITAL     EARNINGS      STOCK    ADJUSTMENT    FOR SALE
                          -------- ----------  -----------  ---------  ----------- -------------
Balance, January 31,
 1993...................  $255,293 $5,284,946  $26,661,996  $(294,674)
Net Income..............                         2,981,307
Shares Sold Under
 Employee Stock Purchase
 Plan...................       188     41,142
Exercise of Stock
 Options, Including
 Related Tax Benefits...       160     11,482
Purchase of Stock for
 Treasury...............                                     (465,133)
Shares Issued to
 Employee Stock
 Ownership Plan.........               27,976                  26,339
Dividends Declared......                          (606,581)
                          -------- ----------  -----------  ---------
Balance, January 31,
 1994...................   255,641  5,365,546   29,036,722   (733,468)
Net Income..............                         1,923,489
Shares Sold Under
 Employee Stock Purchase
 Plan...................       216     39,006
Exercise of Stock
 Options, Including
 Related Tax Benefits...        56    107,043
Shares Issued to
 Employee Stock
 Ownership Plan.........                4,037                  60,713
Dividends Declared......                          (604,273)
Cumulative Translation
 Adjustment.............                                                $(80,722)
Change in Net Unrealized
 Gain (Loss) on
 Securities Available
 for Sale...............                                                             $(94,072)
                          -------- ----------  -----------  ---------   --------     --------
Balance, January 31,
 1995...................   255,913  5,515,632   30,355,938   (672,755)   (80,722)     (94,072)
Net Income..............                         1,327,535
Shares Sold Under
 Employee Stock Purchase
 Plan...................       196     35,312
Exercise of Stock
 Options, Including
 Related Tax Benefits...        57      3,694
Shares Issued to
 Employee Stock
 Ownership Plan.........                 (538)                 60,913
Purchase of Stock for
 Treasury...............                                     (290,327)
Dividends Declared......                          (603,850)
Cumulative Translation
 Adjustment.............                                                  42,354
Change in Net Unrealized
 Gain (Loss) on
 Securities Available
 for Sale...............                                                              126,026
                          -------- ----------  -----------  ---------   --------     --------
Balance, January 31,
 1996...................  $256,166 $5,554,100  $31,079,623  $(902,169)  $(38,368)    $ 31,954
                          ======== ==========  ===========  =========   ========     ========

   The accompanying notes are an integral part of these financial statements.

                                ASTRO-MED, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED JANUARY 31, 1994, 1995 AND 1996

                                            1994          1995         1996
                                         -----------  ------------  -----------
Cash Flows from Operating Activities:
  Net Income...........................  $ 2,981,307  $  1,923,489  $ 1,327,535
  Adjustments to Reconcile Net Income
   to Net Cash Provided by Operating
   Activities:
    Depreciation and Amortization......    1,043,222     1,038,951      909,771
    Deferred Income Taxes..............     (104,142)      (30,687)     108,576
    Other..............................        8,987        22,836      165,277
    Changes in Assets and Liabilities:
      Accounts Receivable..............      (78,194)     (511,187)    (489,612)
      Inventories......................   (1,313,836)   (2,236,033)     359,991
      Other............................      103,884      (804,827)     749,718
      Accounts Payable and Accrued
       Expenses........................      688,026       (70,444)    (562,101)
      Income Taxes.....................      213,470        89,750     (283,093)
                                         -----------  ------------  -----------
        Total Adjustments..............      561,417    (2,501,641)     958,527
                                         -----------  ------------  -----------
    Net Cash Provided (Used) by
     Operating Activities..............    3,542,724      (578,152)   2,286,062
Cash Flows from Investing Activities:
  Proceeds from Sales of Securities
   Available for Sale..................                 21,267,964    3,307,328
  Purchases of Securities Available for
   Sale................................                (14,055,857)  (2,879,153)
  Proceeds from Sales of Investments...    7,525,926
  Purchases of Investments.............   (9,743,820)     (518,731)
  Additions to Property, Plant and
   Equipment...........................     (682,044)   (1,265,012)    (922,397)
  Acquisition of New Business, Net of
   Cash Acquired.......................                 (4,296,545)
                                         -----------  ------------  -----------
    Net Cash Provided (Used) by
     Investing Activities..............   (2,899,938)    1,131,819     (494,222)
Cash Flows from Financing Activities:
  Proceeds from Short-Term Borrowing...                  3,400,000      500,000
  Payments of Debt.....................     (351,703)   (3,753,406)    (570,775)
  Proceeds from Common Shares Issued
   Under Employee Benefit Plans........      107,287       211,071       99,634
  Purchases of Treasury Stock..........     (465,133)                  (290,327)
  Dividends Paid.......................     (606,581)     (604,273)    (603,850)
                                         -----------  ------------  -----------
    Net Cash Used by Financing
     Activities........................   (1,316,130)     (746,608)    (865,318)
                                         -----------  ------------  -----------
Net Increase (Decrease) in Cash and
 Cash Equivalents......................     (673,344)     (192,941)     926,522
Cash and Cash Equivalents, Beginning of
 Year..................................    1,973,476     1,300,132    1,107,191
                                         -----------  ------------  -----------
Cash and Cash Equivalents, End of Year.  $ 1,300,132  $  1,107,191  $ 2,033,713
                                         ===========  ============  ===========
Supplemental Disclosures of Cash Flow
 Information:
  Cash Paid During the Year for:
    Interest...........................  $    60,071  $    146,455  $    69,263
    Income Taxes.......................  $ 1,631,712  $  1,340,608  $   260,869
  Liabilities Assumed with Acquisition
   of New Business.....................               $  1,039,676

   The accompanying notes are an integral part of these financial statements.

                                ASTRO-MED, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               JANUARY 31, 1996

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Principles of Consolidation: The consolidated financial statements include the accounts of the Company and its subsidiaries. All material intercompany accounts and transactions are eliminated in consolidation.

  Cash and Cash Equivalents: Highly liquid investments with an original maturity of three months or less at date of acquisition are considered to be cash equivalents when purchased as part of the Company's cash management activities. Similar investments with original maturities beyond three months are classified as securities available for sale.

  Securities Available for Sale: Securities available for sale are carried at market value based on quoted market prices. The difference between cost and market value, net of related tax effects, is recorded as a component of stockholders' equity.

  Property, Plant and Equipment: Property, plant and equipment are stated at cost. Depreciation is provided on the straight-line basis over the estimated useful lives of the assets (land improvements--10 to 20 years; buildings and improvements--10 to 45 years; machinery and equipment--3 to 15 years).

  Amortization of Intangibles: Excess of cost over net assets acquired is amortized on the straight-line method over forty years. Accumulated amortization amounted to $349,205 and $384,125 as of January 31, 1995 and 1996, respectively. Excess of net assets acquired over cost is amortized on the straight-line method over five years. Accumulated amortization amounted to $54,552 and $275,868 as of January 31, 1995 and 1996 respectively. The shorter amortization period for the excess of net assets acquired over cost reflects the more limited life of the assets involved.

  Foreign Currency: The Company translates foreign currency denominated assets and liabilities into U.S. dollars at year end exchange rates, and income and expenses are translated at average exchange rates during the year. Prior to February 1, 1994, the Company used the U.S. dollar as the functional currency for its international sales and service operations and included translation gains and losses in income currently. Effective February 1, 1994, the Company changed to using local foreign currencies as the functional currency. This change generally resulted in cumulative translation adjustments being reflected as a separate component of stockholders' equity. It did not materially affect the consolidated financial statements. The reporting of transaction gains and losses in income currently was not affected.

  Income Taxes: The Company utilizes a liability approach which requires that deferred income taxes be determined based on estimated future tax effects of differences between the tax and book bases of assets and liabilities considering the provisions of enacted tax laws.

  Earnings Per Common Share: Earnings per share are computed based on the weighted average number of common shares and common share equivalents outstanding during each period. Common share equivalents include certain stock options under the treasury stock method. Fully diluted earnings per share have not been separately presented since they are not materially different.

  Use of Estimates in the Preparation of Financial Statements: The presentation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the financial statements and the reported amounts of income and expenses during the reporting periods. Actual results could differ from those estimates.

                                ASTRO-MED, INC.

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

  Fair Value of Financial Instruments: The Company's financial instruments consist mainly of cash and cash equivalents, accounts receivable, current maturities of long-term debt, accounts payable and long-term debt. The carrying amounts of these financial instruments as of January 31, 1996 approximate fair value.

NOTE 2--SECURITIES AVAILABLE FOR SALE

  As of January 31, 1996, securities included corporate and governmental debt obligations of $1,421,972 with contractual or anticipated maturities of one year or less and $5,237,856 with contractual or anticipated maturities of more than one year through twenty-five years. As of January 31, 1995, securities included corporate and governmental debt obligations of $1,106,386 with contractual or anticipated maturities of one year or less and $5,791,395 with contractual or anticipated maturities of more than one year through six years. Actual maturities may differ as a result of sales or early issuer redemptions.

  The amortized cost of securities available for sale as of January 31, 1996 was $6,609,108. The difference between market value and the cost basis as of that date was $50,720 ($31,954 net of tax), which represented gross unrealized gains of $60,596 and gross unrealized losses of $9,876. As of January 31, 1995, the amortized cost of securities available for sale was $7,047,102. The difference between market value and the cost basis as of that date was $149,321 ($94,072 net of tax), which represented gross unrealized gains of $6,227 and gross unrealized losses of $155,548. The cost of securities available for sale that were sold was based on specific identification in determining realized gains or losses included in the accompanying consolidated statement of income for fiscal 1996 and 1995.

NOTE 3--INVENTORIES

  Inventories are stated at the lower of cost (first-in, first-out) or market and include material, labor and manufacturing overhead. The components of inventories were as follows:

                                                              JANUARY 31,
                                                        -----------------------
                                                           1995        1996
                                                        ----------- -----------
     Materials and Supplies............................ $ 7,508,626 $ 6,460,730
     Work-in-Progress..................................   1,661,565   1,381,220
     Finished Goods....................................   3,723,353   4,691,603
                                                        ----------- -----------
                                                        $12,893,544 $12,533,553
                                                        =========== ===========

NOTE 4--LONG-TERM DEBT

  Long-term debt consisted of the following:

                                                                  JANUARY 31,
                                                               -----------------
                                                                 1995     1996
                                                               -------- --------
     Capital Lease Obligations................................ $275,000 $225,000
     Other....................................................   20,775
                                                               -------- --------
                                                                295,775  225,000
     Less Current Maturities..................................   51,703   50,000
                                                               -------- --------
                                                               $244,072 $175,000
                                                               ======== ========

                                ASTRO-MED, INC.

NOTE 4--LONG-TERM DEBT--(CONTINUED)

  In February 1985, the Company obtained the $2,700,000 of proceeds from industrial development revenue bonds issued by Rhode Island Industrial Facilities Corporation. Quarterly principal installments of $75,000 to 1995 were due under terms of a capital lease obligation for real estate and certain machinery and equipment. The final payment was made in January 1995.

  Other real estate and certain equipment are financed under a capital lease obligation with the Rhode Island Port Authority and Economic Development Corporation pursuant to an industrial development revenue bond financing arrangement. Monthly principal installments of $4,167 plus interest at 7 1/2% are due to 2000. The obligation contains an option to purchase the particular real estate and machinery and equipment at any time for the amount necessary to retire the bonds involved. It also contains certain restrictive covenants including, among other things, minimum working capital and net worth requirements, and a maximum debt-to-equity ratio.

  The aggregate amounts of long-term debt as of January 31, 1996 scheduled to mature in each of the succeeding five fiscal years are as follows: $50,000 in fiscal 1997, 1998, 1999, 2000 and $25,000 in fiscal 2001.

NOTE 5--COMMON STOCK

  The Company's Board of Directors has authorized the purchase of up to 100,000 shares of the Company's common stock on the open market. As purchased, such shares will become treasury stock available for general corporate purposes. The Company purchased 32,500 shares of treasury stock in fiscal 1996.

  The Company maintains the following benefit plans involving the Company's common stock for eligible employees:

  Stock Option Plans: Prior to January 31, 1993, the Company had two incentive stock option plans and two non-qualified stock option plans under which options may be granted to officers and key employees. As of January 31, 1993, one of the incentive stock option plans and one of the non-qualified stock option plans were no longer in effect. During fiscal 1994, a new incentive stock option plan was approved by shareholders. Options for an aggregate of 550,000 shares may be granted under the remaining incentive stock option plans at an option price of not less than fair market value at the date of grant. Options for an aggregate of 150,000 shares may be granted under the remaining non-qualified plan at an option price of not less than 50% of fair market value at the date of grant. Summarized option data for all plans is as follows:

                                                          NUMBER   OPTION PRICE
                                                         OF SHARES   PER SHARE
                                                         --------- -------------
   Outstanding Options, January 31, 1993................  234,425   $3.33-$11.25
   Options Granted......................................   42,000     $13-$14.30
   Options Exercised....................................   (3,200)   $3.33-$5.50
                                                          -------
   Outstanding Options, January 31, 1994................  273,225   $3.33-$14.30
   Options Granted......................................  111,500  $10.25-$11.28
   Options Exercised....................................   (1,125)   $3.33-$5.50
   Options Expired......................................     (750)        $11.25
                                                          -------
   Outstanding Options, January 31, 1995................  382,850   $3.33-$14.30
   Options Exercised....................................   (1,125)         $3.33
   Options Expired......................................   (6,000)  $3.33-$13.00
                                                          -------
   Outstanding Options, January 31, 1996................  375,725   $3.33-$14.30
                                                          =======

  Of the outstanding options at January 31, 1996, 309,475 were exercisable. At January 31, 1996, options covering 146,375 shares under the remaining incentive plans and 150,000 shares under the remaining non-qualified plan were available for future grant.

                                ASTRO-MED, INC.

NOTE 5--COMMON STOCK--(CONTINUED)

  Employee Stock Purchase Plan: The Company has an Employee Stock Purchase Plan allowing eligible employees to purchase shares of common stock at a 10% discount from fair market value on the date of purchase. A total of 180,000 shares was initially reserved for issuance under the Plan. Summarized Plan activity is as follows:

                                                      YEARS ENDED JANUARY 31,
                                                      -------------------------
                                                       1994     1995     1996
                                                      -------  -------  -------
   Shares Reserved, Beginning........................ 121,646  117,878  113,562
   Shares Purchased..................................  (3,768)  (4,316)  (3,917)
                                                      -------  -------  -------
   Shares Reserved, Ending........................... 117,878  113,562  109,645
                                                      =======  =======  =======

  Employee Stock Ownership Plan: The Company has an Employee Stock Ownership Plan providing retirement benefits to all eligible employees. Annual contributions in amounts determined by the Company's Board of Directors are invested by the Plan's Trustees in shares of common stock of the Company. Contributions may be in cash or stock. The Company's contributions paid or accrued amounted to $75,000 annually for fiscal 1994, 1995 and 1996, respectively.

NOTE 6--INCOME TAXES

  The components of the provision for income taxes were as follows:

                                                   YEARS ENDED JANUARY 31,
                                                 ------------------------------
                                                    1994       1995      1996
                                                 ----------  --------  --------
   Current:
     Federal.................................... $1,527,029  $764,718  $380,213
     State......................................    287,173   112,969   100,473
                                                 ----------  --------  --------
                                                  1,814,202   877,687   480,686
                                                 ----------  --------  --------
   Deferred:
     Federal....................................    (28,371)  (23,962)  (36,302)
     State......................................     (5,831)   (6,725)  (11,384)
                                                 ----------  --------  --------
                                                    (34,202)  (30,687)  (47,686)
                                                 ----------  --------  --------
                                                 $1,780,000  $847,000  $433,000
                                                 ==========  ========  ========

  The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate (34%) to income before income taxes, due to the following:

                                                   YEARS ENDED JANUARY 31,
                                                 ------------------------------
                                                    1994       1995      1996
                                                 ----------  --------  --------
   Income Tax Provision at Statutory Rate......  $1,618,844  $941,966  $598,582
   State Taxes, Net of Federal Income Tax
    Benefits...................................     185,686    70,121    66,312
   Nontaxable Interest Income..................               (93,031)  (39,558)
   Amortization of Intangibles.................      11,873    (4,447)  (62,623)
   Utilization of Net Operating Loss
    Carryforward...............................               (78,167) (171,749)
   Other, Net..................................     (36,403)   10,558    42,036
                                                 ----------  --------  --------
                                                 $1,780,000  $847,000  $433,000
                                                 ==========  ========  ========

                                ASTRO-MED, INC.

NOTE 6--INCOME TAXES--(CONTINUED)

  The tax effects of temporary differences and carryforwards which gave rise to significant portions of deferred tax assets and liabilities in the accompanying consolidated balance sheets were as follows:

                                                            JANUARY 31,
                                                      ------------------------
                                                         1995         1996
                                                      -----------  -----------
   Deferred Tax Assets:
     Reserves and Accruals Not Yet Deducted for Tax
      Purposes....................................... $   693,635  $   621,888
     Unrealized Foreign Currency Losses..............      12,662      119,086
     Net Operating Loss Carryforwards................   1,156,466    1,213,762
     Other...........................................      58,929       95,374
     Valuation Allowance.............................  (1,156,466)  (1,213,762)
                                                      -----------  -----------
                                                          765,226      836,348
   Deferred Tax Liabilities:
     Accumulated Tax Depreciation in Excess of Book
      Depreciation...................................     726,178      834,754
     Other...........................................     110,867       89,357
                                                      -----------  -----------
                                                          837,045      924,111
                                                      -----------  -----------
   Net Deferred Tax Liabilities...................... $    71,819  $    87,763
                                                      ===========  ===========

  The total of deferred tax assets, net of other deferred tax liabilities, is included in prepaid expenses and other current assets in the accompanying consolidated balance sheets. The valuation allowance relates to net operating loss carryforwards (approximately $1,267,000 domestic and $1,624,000 foreign) expiring through 2007, the future tax benefits of which to be realized are uncertain because they are limited to future annual taxable income of certain subsidiaries. Also, the domestic net operating loss carryforward may only be used at the rate of approximately $318,000 per year.

NOTE 7--LEASES

  There are both capital and operating lease commitments for the Company's facilities and certain machinery and equipment. Following is an analysis of assets which have been under capital leases. The January 31, 1995 amounts include assets which were removed from lease status and become owned property in 1996. As previously mentioned in Note 4, the major capital lease obligation involved was satisfied in January 1995.

                                                                JANUARY 31,
                                                           ---------------------
                                                              1995       1996
                                                           ---------- ----------
   Real Estate............................................ $6,279,488 $4,350,324
   Machinery and Equipment................................    613,355    100,083
                                                           ---------- ----------
                                                            6,892,843  4,450,407
   Less Accumulated Amortization..........................  2,380,254  1,433,027
                                                           ---------- ----------
                                                           $4,512,589 $3,017,380
                                                           ========== ==========

                                ASTRO-MED, INC.

NOTE 7--LEASES--(CONTINUED)

  Minimum lease payments under noncancellable leases at January 31, 1996 were as follows:

   YEAR ENDING                                                CAPITAL  OPERATING
   JANUARY 31,                                                 LEASE    LEASES
   -----------                                                -------- ---------
    1997..................................................... $ 64,063 $364,841
    1998.....................................................   60,312  204,889
    1999.....................................................   56,563   94,692
    2000.....................................................   52,813   51,199
    2001.....................................................   25,937   48,311
    2002 and Thereafter......................................      --    12,412
                                                              -------- --------
    Net Minimum Lease Payments...............................  259,688 $776,344
                                                                       ========
    Less Amount Representing Interest........................   34,688
                                                              --------
    Current Value of Net Minimum Lease Payments.............. $225,000
                                                              ========

  Total rental expense for fiscal 1994, 1995 and 1996 was $406,547, $441,097 and $481,498, respectively.

NOTE 8--OPERATIONS

  The Company's operations consist of the design, development, manufacture and sale of specialty data printing systems and consumable printer supplies. Business is conducted primarily in two major geographic areas: North America and Europe. Substantially all manufacturing activities are conducted in the United States.

  Sales and service activities outside North America are conducted primarily through wholly-owned entities and, to a lesser extent, through authorized distributors or agents. Transfer prices are intended to produce gross profit margins commensurate with the sales and service effort associated with the product sold. Certain information on a geographic basis for fiscal 1994, 1995 and 1996 is set forth below.

FISCAL 1994                 NORTH AMERICA   EUROPE    ELIMINATIONS  CONSOLIDATED
- -----------                 ------------- ----------  ------------  ------------
Net Sales to Unaffiliated
 Customers.................  $27,825,362  $4,442,454                $32,267,816
Transfers between
 Geographic Areas..........    2,919,611              $(2,919,611)
                             -----------  ----------  -----------   -----------
                             $30,744,973  $4,442,454  $(2,919,611)  $32,267,816
                             ===========  ==========  ===========   ===========
Operating Income...........  $ 4,851,438  $ (541,442) $     2,078   $ 4,312,074
                             ===========  ==========  ===========   ===========
Identifiable Assets........  $37,167,917  $2,786,597                $39,954,514
                             ===========  ==========                ===========
FISCAL 1995
- -----------
Net Sales to Unaffiliated
 Customers.................  $33,288,364  $4,944,948                $38,233,312
Transfers between
 Geographic Areas..........    3,529,805              $(3,529,805)
                             -----------  ----------  -----------   -----------
                             $36,818,169  $4,944,948  $(3,529,805)  $38,233,312
                             ===========  ==========  ===========   ===========
Operating Income...........  $ 2,132,219  $  168,895  $  (136,993)  $ 2,164,121
                             ===========  ==========  ===========   ===========
Identifiable Assets........  $38,861,677  $3,315,617                $42,177,294
                             ===========  ==========                ===========
FISCAL 1996
- -----------
Net Sales to Unaffiliated
 Customers.................  $37,311,249  $6,630,062                $43,941,311
Transfers between
 Geographic Areas..........    4,690,824              $(4,690,824)
                             -----------  ----------  -----------   -----------
                             $42,002,073  $6,630,062  $(4,690,824)  $43,941,311
                             ===========  ==========  ===========   ===========
Operating Income...........  $ 1,224,422  $  299,022  $   (29,647)  $ 1,493,797
                             ===========  ==========  ===========   ===========
Identifiable Assets........  $37,989,186  $4,313,545                $42,302,731
                             ===========  ==========                ===========

                                ASTRO-MED, INC.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONCLUDED)

NOTE 8--OPERATIONS--(CONTINUED)

  North America sales as shown above include export sales of $2,546,293 in fiscal 1994, $4,904,985 in fiscal 1995, and $6,604,317 in fiscal 1996.

  No single customer accounted for 10% of net sales in fiscal 1994, 1995 or 1996.

NOTE 9--PROFIT-SHARING PLAN

  Along with the Employee Stock Ownership Plan described in Note 5, the Company has a non-contributory Profit-Sharing Plan which provides retirement benefits to all eligible employees. In addition, the Plan allows participants to defer a portion of their cash compensation and contribute such deferral to the Plan through payroll deductions. The Company makes matching contributions up to specified levels. The deferrals are made within the limits prescribed by
Section 401(k) of the Internal Revenue Code. The Company's subsidiary, Grass Instrument Co. also had a non-contributory profit-sharing plan which was terminated during fiscal 1996.

  All contributions are deposited into trust funds. It is the policy of the Company to fund any contributions accrued. The Company's annual contribution amounts are determined by the Board of Directors. The Company's contributions paid or accrued amounted to $135,000 for fiscal 1994, 1995 and 1996.


NOTE 10--ACQUISITION

  On August 1, 1994, the Company acquired Grass Instrument Co., a privately held corporation ("Grass"), and Cannon Manufacturing Company, a privately held corporation ("Cannon") affiliated with Grass by common ownership. Following a merger, the combined businesses of Grass and Cannon continued as a wholly-owned subsidiary of the Company under the name "Grass Instrument Co." On January 31, 1996, Grass Instrument Co. was merged into the Company.

  The total consideration paid to the stockholders of Grass and Cannon was approximately $10,277,000, of which approximately $4,989,000 was paid by Grass and Cannon from their available funds to repurchase shares from stockholders prior to the merger and approximately $5,288,000 was paid by the Company. The Company used approximately $1,888,000 of funds on hand and borrowed $3,400,000 on a short-term basis from a bank. The Company repaid the bank loan prior to January 31, 1995. The purchase price for Grass and Cannon was determined by negotiation.

  Grass designs, manufactures and sells neurophysiological instrumentation, which comprised an expansion of the Company's existing line of products. The acquisition was accounted for using the purchase method of accounting, and the results of operations of the acquired business are included in the Company's consolidated results beginning with the date of the acquisition.

  On an unaudited proforma basis, assuming Grass and Cannon had been acquired on February 1, 1993, the Company's consolidated net sales would have been $42,265,553 for fiscal 1994 and $43,067,095 for fiscal 1995. The proforma effect on net income and earnings per share is not material. The proforma results are not necessarily indicative of future operations or the actual results that would have occurred had the acquisition been made at the beginning of fiscal 1994.

                                ASTRO-MED, INC.

          SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                                 BALANCE AT PROVISION                 BALANCE
                                 BEGINNING  CHARGED TO                AT END
          DESCRIPTION            OF PERIOD  OPERATIONS DEDUCTIONS(2) OF PERIOD
          -----------            ---------- ---------- ------------- ---------
Allowance for Doubtful
 Accounts(1):
  Year Ended January 31,
    1994........................  $145,000   $ 45,433     $45,433    $145,000
    1995........................   145,000    103,670      91,670     157,000
    1996........................   157,000     58,227      58,227     157,000

- --------
(1) The allowance for doubtful accounts has been netted against accounts receivable as of the respective balance sheet dates.
(2) Uncollectible accounts written off, net of recoveries.