Form 10-K/A
period 1996-01-31
ASTRO MED INC /NEW/
filed 1996-05-31
CIK 8146

===============================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K/A

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

(a)(3) Exhibits:

   EXHIBIT
   NUMBER
   -------
   (3A)    Articles of Incorporation of the Company and all amendments thereto (filed as Exhibit No. 3A to the Company's report on
            Form 10-Q for the quarter ended August 1, 1992 and by this reference incorporated herein).
   (3B)    By-laws of the Company and all amendments thereto (filed as
            Exhibit No. 3B to the Company's report on Form 10-Q for the quarter ended July 30, 1988 and by this reference
            incorporated herein).
   (4)     Specimen form of common stock certificate of the Company
            (filed as Exhibit No. 4 to the Company's report on Form 10-K for the year ended January 31, 1985 and by this reference
            incorporated herein).
   (10.1)  Astro-Med, Inc. 1980 Non-Qualified Stock Option Plan, as
            amended.(1)
   (10.2)  Astro-Med, Inc. 1989 Incentive Stock Option Plan, as
            amended.(1)
   (10.3)  Astro-Med, Inc. 1993 Incentive Stock Option Plan.(1)
   (21.0)  List of Subsidiaries of the Company.
   (24)    Consent of Independent Public Accountants. See page 21.
   (27)    Financial Data Schedule

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

                                          ASTRO-MED, INC.
                                           (Registrant)

                                                    /s/ Albert W. Ondis
                                          By __________________________________
Date: May 29, 1996                            (ALBERT W. ONDIS, CHAIRMAN)

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATE INDICATED.

                NAME                           TITLE                 DATE
                ----                           -----                 ----

         /s/ Albert W. Ondis           Chairman and             May 29, 1996
- -------------------------------------   Director (Principal
           ALBERT W. ONDIS              Executive Officer)

       /s/ Everett V. Pizzuti          President and            May 29, 1996
- -------------------------------------   Director (Principal
         EVERETT V. PIZZUTI             Operating Officer)

       /s/ Joseph P. O'Connell         Vice President and       May 29, 1996
- -------------------------------------   Treasurer
         JOSEPH P. O'CONNELL            (Principal
                                        Financial Officer)

       /s/ Jacques V. Hopkins          Secretary and            May 29, 1996
- -------------------------------------   Director
         JACQUES V. HOPKINS

20