Form 10-Q
period 1996-05-04
ASTRO MED INC /NEW/
filed 1996-06-06
CIK 8146

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

(Mark One)
X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- --
   EXCHANGE ACT OF 1934
For the quarterly period ended             May 4, 1996
                                --------------------------------

                                       OR

   __ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
For the transition period from             to
                               -----------    ----------

Commission file number                  0-13200
                       --------------------------------------------------


                                Astro-Med, Inc.
- -------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


            Rhode Island                          05-0318215
- -------------------------------------------------------------------------
  (State or other jurisdiction of              (I.R.S. Employer
   incorporation or organization)             Identification No.)


      600 East Greenwich Avenue, West Warwick, Rhode Island   02893
- -------------------------------------------------------------------------
    (Address of principal executive offices)                (Zip Code)


                                (401) 828-4000
- -------------------------------------------------------------------------
             (Registrant's telephone number, including area code)


                           ________________________


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X . No ___.
                                               ---

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Common Stock, $.05 Par Value - 4,978,117 shares
         (excluding treasury shares) as of May 21,1996

                                ASTRO-MED, INC.
                                     INDEX

                                                            Page No.
                                                            --------
Part I.  Financial Information:

  Consolidated Balance Sheets -
    January 31, 1996 and May 4, 1996. ........................   3

  Consolidated Statements of Income -
    Three Months Ended April 29, 1995 and May 4, 1996.........   4

  Consolidated Statements of Cash Flows -
    Three Months Ended April 29, 1995 and May 4, 1996.........   5

  Notes to Consolidated Financial Statements -
    May 4, 1996...............................................   6

  Management's Discussion and Analysis of Financial
    Condition and Results of Operations.......................   7

Part II.  Other Information...................................   9

Part I.  FINANCIAL INFORMATION
                                ASTRO-MED, INC.
                          CONSOLIDATED BALANCE SHEETS

                                              January 31,      May 4,
ASSETS                                            1996          1996
                                                  -----         ----
                                                            (Unaudited)

CURRENT ASSETS
 Cash and Cash Equivalents..................  $ 2,033,713   $ 4,822,326
 Securities Available for Sale..............    6,659,828     6,737,044
 Accounts Receivable, Net...................    8,318,005     6,647,746
 Inventories................................   12,533,553    12,705,386
 Prepaid Expenses and Other Current Assets..    1,424,757     1,415,723
                                              -----------   -----------
   Total Current Assets.....................   30,969,856    32,328,225

PROPERTY, PLANT AND EQUIPMENT                  17,063,855    16,694,070
 Less Accumulated Depreciation..............   (8,350,722)   (8,600,068)
                                              -----------   -----------
                                                8,713,133     8,094,002
OTHER ASSETS
 Excess of Cost Over Net Assets Acquired....    1,012,693     1,003,613
 Other......................................    1,607,049       534,456
                                              -----------   -----------
                                                2,619,742     1,538,069
                                              -----------   -----------
                                              $42,302,731   $41,960,296
                                              ===========   ===========

  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Accounts Payable...........................  $ 2,136,825   $ 1,974,693
 Accrued Compensation.......................    1,200,082     1,028,083
 Accrued Expenses...........................      730,345       973,934
 Income Taxes...............................      432,540       485,327
 Current Maturities of Long-Term Debt.......       50,000        50,000
                                              -----------   -----------
   Total Current Liabilities................    4,549,792     4,512,037

LONG-TERM DEBT, Less Current Maturities.....      175,000       150,000

EXCESS OF NET ASSETS ACQUIRED OVER COST.....      761,879       707,459

DEFERRED INCOME TAXES.......................      834,754       834,754

STOCKHOLDERS' EQUITY
 Preferred Stock, $10 Par Value,
  Authorized 100,000 Shares, None Issued....
 Common Stock, $.05 Par Value, Authorized
  13,000,000 Shares, Issued 5,123,310
  and 5,126,683 Shares, Respectively........      256,166       256,334
 Additional Paid-In Capital.................    5,554,100     5,569,866
 Retained Earnings..........................   31,079,623    31,357,328
 Treasury Stock, at Cost (103,066 Shares
  and 153,066 Shares, Respectively).........     (902,169)   (1,336,548)
 Cumulative Translation Adjustment..........      (38,368)      (83,903)
 Net Unrealized Gain (Loss) on Securities
  Available for Sale........................       31,954        (7,031)
                                              -----------   -----------
                                               35,981,306    35,756,046
                                              -----------   -----------
                                              $42,302,731   $41,960,296
                                              ===========   ===========


                                ASTRO-MED, INC.
                  UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

                                                   Three Months Ended
                                                -------------------------
                                                  April 29,      May 4,
                                                    1995          1996
                                                    ----          ----

Net Sales....................................   $10,955,296   $10,489,822
Cost of Sales................................     6,712,270     6,531,526
                                                 ----------   -----------
Gross Profit.................................     4,243,026     3,958,296

Costs and Expenses:
  Selling, General and Administrative........     3,436,357     3,351,265
  Research and Development...................       617,340       605,921
                                                 ----------   -----------
                                                  4,053,697     3,957,186
                                                 ----------   -----------

Operating Income.............................       189,329         1,110

Other Income (Expense):
  Investment Income..........................        99,224       519,039
  Interest Expense...........................        (6,088)       (3,955)
  Other, Net.................................       181,588        17,917
                                                 ----------   -----------
                                                    274,724       533,001
                                                 ----------   -----------

Income before Income Taxes...................       464,053       534,111
Provision for Income Taxes...................       122,000        91,000
                                                 ----------   -----------

Net Income...................................    $  342,053   $   443,111
                                                 ==========   ===========

Earnings Per Common Share....................          $.07          $.09
                                                       ====          ====
Weighted Average Number of Common and Common
  Equivalent Shares Outstanding..............     5,103,716     5,038,008
                                                 ==========   ===========

Dividends Declared Per Common Share..........          $.03          $.03
                                                       ====          ====

                                ASTRO-MED, INC.
                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                            Three Months Ended
                                                            ------------------
                                                            April 29,    May 4,
                                                              1995        1996
                                                              ----        ----

Cash Flows from Operating Activities:
  Net Income......................................       $  342,053  $  443,111
  Adjustments to Reconcile Net Income to Net
    Cash Provided by Operating Activities:
    Depreciation and Amortization.................          276,834     204,006
    Gain on Sale of Investment....................                     (416,090)
    Other.........................................            1,062
    Changes in Assets and Liabilities:
      Accounts Receivable.........................          643,626   1,670,259
      Inventories.................................       (1,191,638)   (171,833)
      Other.....................................            307,694       9,034
      Accounts Payable and Accrued Expenses.....           (201,742)   (189,403)
      Income Taxes..............................              8,724      52,787
                                                         ----------  ----------
          Total Adjustments                                (155,440)  1,158,760
   Net Cash Provided by
    Operating Activities..........................          186,613   1,601,871

Cash Flows from Investing Activities:
  Proceeds from Sales of Securities
   Available for Sale.............................        2,508,665   1,487,684
  Purchases of Securities Available
   for Sale.......................................       (1,892,942)    (77,216)
  Proceeds from Sale of Building                                        515,935
  Additions to Property, Plant and Equipment......         (457,466)   (146,150)
                                                         ----------  ----------
   Net Cash Provided by
    Investing Activities..........................          158,257   1,780,253

Cash Flows from Financing Activities:
  Payments of Long-Term Debt......................          (25,000)    (25,000)
  Proceeds from Common Shares Issued
   Under Employee Benefit Plans...................           68,896      15,933
  Purchases of Treasury Stock.....................         (176,254)   (434,379)
  Dividends Paid..................................         (151,229)   (150,065)
                                                         ----------  ----------
   Net Cash (Used) by Financing Activities........         (283,587)   (593,511)

Net Increase in Cash and Cash
  Equivalents.....................................           61,283   2,788,613
Cash and Cash Equivalents, Beginning of Period....        1,107,191   2,033,713
                                                         ----------  ----------

Cash and Cash Equivalents, End of Period..........       $1,168,474  $4,822,326
                                                         ==========  ==========

Supplemental Disclosures of Cash Flow
  Information:
    Cash Paid During the Period for:
      Interest....................................       $   27,868  $    8,643
      Income Taxes................................       $  100,456  $   38,224

                                ASTRO-MED, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  May 4, 1996


Note 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    (a) The accompanying financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments which, in the opinion of management, are necessary for a fair statement of the results of the interim periods presented. These financial statements do not include all disclosures associated with annual financial statements and, accordingly, should be read in conjunction with footnotes contained in the Company's annual report on Form 10-K for the year ended January 31, 1996.

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

Note 2 - INVENTORIES

    Inventories are stated at the lower of cost (first-in, first-out) or market and include material, labor and manufacturing overhead. The components of inventories were as follows:

                                    January 31,            May 4,
                                       1996                 1996
                                       ----                 ----
     Materials and Supplies..       $ 6,460,730          $ 7,568,140
     Work-In-Process.........         1,381,220            1,162,546
     Finished Goods..........         4,691,603            3,974,700
                                    -----------          -----------
                                    $12,533,553          $12,705,386
                                    ===========          ===========


                                ASTRO-MED, INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

Results of Operations:
- ---------------------

    Sales Revenues in the 1st Quarter declined 4% from the previous year's first quarter sales. The results were attributable to lower sales volume in the traditional recorder products and certain Grass Instrument product lines. Sales of the Company's new product lines continued to increase with double digit growth rates reported in the Bar Code, SUNDANCE and K3 product lines. Growth was also strong in the Company's international offices where a sales increase of 22% was realized. The Company does expect this trend in new product expansion to drive its growth strategy.

    Gross profits during the quarter were 38% compared to 39% reported in the 1st quarter of the previous fiscal year. The product line mix was the prime contributor to the lower yield. As the new printers and data acquisition products increase their market penetration, the Company expects its Gross Profit Margins to improve.

    Selling, General & Administrative, and Research & Development spending in the 1st Quarter were lower than last year by 3%. The 1st Quarter's investment of $606,000 in Research & Development dollars affirms the Company's continued commitment to the development of new and improved product offerings.

    The Company's Investment Income was significantly higher than last year's first Quarter results. The increment was due to gains realized from the sales of securities in the Company's investment portfolio.

Financial Condition:
- --------------------

    Long term debt consists of the remainder of an industrial development revenue bond financing used in prior years to construct facilities and make major acquisitions of machinery and equipment.

    The Company's present cash and investment securities, together with funds generated from operations and capital resources available to it, are expected to satisfy requirements for working capital and other needs for the foreseeable future. The current investment in inventories shown in the latest balance sheet is in accordance with business plans. No additional long-term financing is planned.

PART II.  OTHER INFORMATION

Item 4.  Results of Votes of Security Holders

    An Annual Meeting of Shareholders of the registrant was held May 21, 1996. A proposed stock option plan was presented to the shareholders for their approval. Also, shareholders were asked to elect a Board of Directors to serve until the next Annual Meeting of Shareholders or until their successors are elected and qualified.

    The Company's Non-Employee Director Stock Option Plan was approved by the following vote: For--4,233,249; Against--144,214; Abstain--116,079.

    In an uncontested election, nominees for directors were elected by the following votes:

    Name of Nominee                 Votes           Votes
     for Director                    For           Withheld
    ---------------               ---------        --------
    Albert W. Ondis               4,489,794          6,651
    Everett V. Pizzuti            4,491,144          5,301
    Jacques V. Hopkins            4,490,694          5,751
    Hermann Viets                 4,491,144          5,301
    Neil K. Robertson             4,490,469          5,976

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

                                         ASTRO-MED, INC.
                                          (Registrant)


Date:  May 21, 1996              By ____________________________
                                         A. W. Ondis, Chairman
                                        (Principal Executive Officer)


Date:  May 21, 1996              By ____________________________
                                         Joseph P. O'Connell, Vice
                                         President and Treasurer
                                        (Principal Financial Officer)