Form 10-Q
period 1996-08-03
ASTRO MED INC /NEW/
filed 1996-09-13
CIK 8146

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

(Mark One)
X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- --
   EXCHANGE ACT OF 1934
For the quarterly period ended                August 3, 1996
                              --------------------------------------

                                       OR

   __ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
For the transition period from             to
                              -------------  -------------

Commission file number                               0-13200
                      ----------------------------------------------------------


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

                Common Stock, $.05 Par Value - 4,964,178 shares
               (excluding treasury shares) as of August 26, 1996

                                ASTRO-MED, INC.
                                     INDEX

                                                             Page No.
                                                             --------
Part I.  Financial Information:

  Consolidated Balance Sheets -
    January 31, 1996 and August 3, 1996.......................   3

  Consolidated Statements of Income -
    Three Months Ended July 29, 1995 and August 3, 1996.......   4

  Consolidated Statements of Income
    Six Months Ended July 29, 1995 and August 3, 1996.........   5

  Consolidated Statements of Cash Flows -
    Six Months Ended July 29, 1995 and August 3, 1996.........   6

  Notes to Consolidated Financial Statements -
    August 3, 1996............................................   7

  Management's Discussion and Analysis of Financial
    Condition and Results of Operations.......................   8,9

Part II.  Other Information...................................   10,11

  Item 4.  Submission of Matters to a Vote of Security Holders

  Item 6.  Exhibits and Reports on Form 8-K

Part I.  FINANCIAL INFORMATION
                                ASTRO-MED, INC.
                          CONSOLIDATED BALANCE SHEETS

                                              January 31,    August 3,
ASSETS                                            1996          1996
                                              ------------  ------------
                                                            (Unaudited)

CURRENT ASSETS
 Cash and Cash Equivalents..................  $ 2,033,713   $ 5,202,209
 Securities Available for Sale..............    6,659,828     6,806,141
 Accounts Receivable, Net...................    8,318,005     7,511,152
 Inventories................................   12,533,553    11,674,043
 Prepaid Expenses and Other Current Assets..    1,424,757     1,652,147
                                              -----------   -----------
   Total Current Assets.....................   30,969,856    32,845,692
PROPERTY, PLANT AND EQUIPMENT                  17,063,855    16,972,821
 Less Accumulated Depreciation..............   (8,350,722)   (8,896,835)
                                              -----------   -----------
                                                8,713,133     8,075,986
                                              -----------   -----------
OTHER ASSETS
 Excess of Cost Over Net Assets Acquired....    1,012,693       994,534
 Other......................................    1,607,049       543,072
                                              -----------   -----------
                                                2,619,742     1,537,606
                                              -----------   -----------
                                              $42,302,731   $42,459,284
                                              ===========   ===========

  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Accounts Payable...........................  $ 2,136,825   $ 1,699,931
 Accrued Compensation.......................    1,200,082       929,341
 Accrued Expenses...........................      730,345     1,232,150
 Income Taxes...............................      432,540       728,308
 Current Maturities of Long-Term Debt.......       50,000        50,000
                                              -----------   -----------
   Total Current Liabilities................    4,549,792     4,639,730

LONG-TERM DEBT, Less Current Maturities.....      175,000       125,000

EXCESS OF NET ASSETS ACQUIRED OVER COST.....      761,879       653,039

DEFERRED INCOME TAXES.......................      834,754       834,754

STOCKHOLDERS' EQUITY
 Preferred Stock, $10 Par Value,
  Authorized 100,000 Shares, None Issued....
 Common Stock, $.05 Par Value, Authorized
  13,000,000 Shares, Issued 5,123,310
  and 5,132,249 Shares, Respectively........      256,166       256,613
 Additional Paid-In Capital.................    5,554,100     5,596,790
 Retained Earnings..........................   31,079,623    31,825,143
 Treasury Stock, at Cost (103,066 Shares
  and 153,071 Shares, Respectively).........     (902,169)   (1,331,736)
 Cumulative Translation Adjustment..........      (38,368)     (119,757)
 Net Unrealized Gain (Loss) on Securities
  Available for Sale........................       31,954       (20,292)
                                              -----------   -----------
                                               35,981,306    36,206,761
                                              -----------   -----------
                                              $42,302,731   $42,459,284
                                              ===========   ===========

                                ASTRO-MED, INC.
                  UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

                                                    Three Months Ended
                                                    ------------------
                                                  July 29,       August 3,
                                                    1995           1996
                                                 -----------     ---------

Net Sales...................................... $10,787,593     $11,178,773
Cost of Sales..................................   6,174,010       6,775,828
                                                 ----------     -----------
Gross Profit...................................   4,613,583       4,402,945

Costs and Expenses:
  Selling, General and Administrative..........   3,444,216       3,131,111
  Research and Development.....................     602,762         597,592
                                                 ----------     -----------
                                                  4,046,978       3,728,703
                                                 ----------     -----------

Operating Income...............................     566,605         674,242
Other Income (Expense):
  Investment Income............................      75,944         151,669
  Interest Expense.............................     (11,188)         (3,958)
  Other, Net...................................      55,522          17,515
                                                 ----------     -----------
                                                    120,278         165,226
                                                 ----------     -----------

Income before Income Taxes.....................     686,883         839,468
Provision for Income Taxes.....................     161,000         253,000
                                                 ----------     -----------

Net Income.....................................  $  525,883     $   586,468
                                                 ==========     ===========

Earnings Per Common Share......................        $.10            $.12
                                                 ==========     ===========
Weighted Average Number of Common and Common
  Equivalent Shares Outstanding................   5,098,020       5,031,192
                                                 ==========     ===========

Dividends Declared Per Common Share............        $.03            $.03
                                                 ==========     ===========

                                ASTRO-MED, INC.
                  UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

                                                     Six Months Ended
                                                 -------------------------
                                                  July 29,     August 3,
                                                    1995          1996
                                                 -----------  ------------

Net Sales.................................... $21,742,889     $21,668,594
Cost of Sales................................  12,886,280      13,307,354
                                              -----------     -----------
Gross Profit.................................   8,856,609       8,361,240

Costs and Expenses:
  Selling, General and Administrative........   6,880,573       6,482,377
  Research and Development...................   1,220,102       1,203,507
                                                ---------     -----------
                                                8,100,675       7,685,884
                                                ---------     -----------

Operating Income.............................     755,934         675,356

Other Income (Expense):
  Investment Income..........................     175,168         670,708
  Interest Expense...........................     (17,276)         (7,913)
  Other, Net.................................     237,110          35,433
                                                 --------     -----------
                                                  395,002         698,228
                                                 --------     -----------

Income before Income Taxes...................   1,150,936       1,373,584
Provision for Income Taxes...................     283,000         344,000
                                               ----------     -----------

Net Income...................................  $  867,936     $ 1,029,584
                                               ==========     ===========

Earnings Per Common Share....................        $.17     $       .20
                                               ==========     ===========
Weighted Average Number of Common and Common
  Equivalent Shares Outstanding..............   5,100,921       5,034,633
                                               ==========     ===========

Dividends Declared Per Common Share..........        $.06            $.06
                                               ==========     ===========

                                ASTRO-MED, INC.
                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                        Six Months Ended
                                                     July 29,     August 3,
                                                       1995         1996
                                                    -----------  -----------

Cash Flows from Operating Activities:
  Net Income......................................  $  867,936   $1,029,584
  Adjustments to Reconcile Net Income to Net
      Cash Provided by Operating Activities:
      Depreciation and Amortization...............     757,996      455,432
      Gain on Sale of Investment..................                 (416,090)
      Deferred Income Taxes.......................      19,310
      Other.......................................      (5,423)
      Changes in Assets and Liabilities:
        Decrease in Accounts Receivable...........     299,529      806,853
        (Increase) decrease in Inventories........  (1,209,527)     859,510
        [Decrease(increase)in] Other..............     357,180     (352,201)
        (Decrease) increase in Accounts
        Payable and Accrued Expenses..............  (1,138,306)    (205,830)
        (Decrease) increase in Accrued
        Income Taxes..............................     (17,103)     295,768
                                                    ----------   ----------
          Total Adjustments.......................    (936,344)   1,443,442
    Net Cash Provided by
      Operating Activities........................     (68,408)   2,473,026


Cash Flows from Investing Activities:
  Proceeds from Sales of Securities
    Available for Sale............................   3,325,128    1,487,684
  Purchases of Securities Available
    for Sale......................................  (2,759,908)    (146,313)
  Proceeds from Sale of Building..................                  515,935
  Additions to Property, Plant and Equipment......    (765,688)    (425,966)
                                                    ----------   ----------
    Net Cash Provided by
      Investing Activities........................    (200,468)   1,431,340

Cash Flows from Financing Activities:
  Payments of Long-Term Debt......................     (25,000)     (50,000)
  Short-Term Borrowing from Bank..................     500,000
  Proceeds from Common Shares Issued
    Under Employee Benefit Plans..................      74,912       43,137
  Purchases of Treasury Stock.....................    (176,254)    (429,567)
  Dividends Paid..................................    (302,096)    (299,440)
                                                    ----------   ----------
    Net Cash (Used) by Financing Activities.......      71,562     (735,870)

Net Increase/(Decrease) in Cash and Cash
  Equivalents.....................................    (197,314)   3,168,496
Cash and Cash Equivalents, Beginning of Period....   1,107,191    2,033,713
                                                    ----------   ----------

Cash and Cash Equivalents, End of Period..........  $  909,877   $5,202,209
                                                    ==========   ==========

Supplemental Disclosures of Cash Flow
  Information:
    Cash Paid During the Period for:
      Interest....................................  $   48,179   $   24,410
      Income Taxes................................  $  254,407   $   48,714

                                ASTRO-MED, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 August 3, 1996


Note 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    (a) The accompanying financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments which, in the opinion of management, are necessary for a fair statement of the results of the interim periods presented. All accounting policies have been applied in a manner consistent with prior periods. These financial statements do not include all disclosures associated with annual financial statements and, accordingly, should be read in conjunction with footnotes contained in the Company's annual report on Form 10-K for the year ended January 31, 1996.

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

Note 2 - INVENTORIES

    Inventories are stated at the lower of cost (first-in, first-out) or market and include material, labor and manufacturing overhead. The components of inventories were as follows:

                               January 31,   August 3,
                                  1996         1996
                               -----------  -----------
     Materials and Supplies..  $ 6,460,730  $ 7,672,000
     Work-In-Process.........    1,381,220      967,043
     Finished Goods..........    4,691,603    3,035,000
                               -----------  -----------
                               $12,533,553  $11,674,043
                               ===========  ===========

                                ASTRO-MED, INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

Results of Operations:
- ---------------------

    Second quarter Net Sales increased 4% over the same period of the prior year. For the first six months, this year's Net Sales are virtually flat with last year. All product groups achieved sales growth in the second quarter, including the traditional Astro-Med recorder and data acquisition products, media products, and the Company's Grass Instruments Division. New product offerings from the printer line, including Sundance, as well as the new data acquisition product, Astro-DAQ, contributed to the increase. The Company's expansion into international markets continued during the second quarter. International markets now represent 28% of the Company's Net Sales.

    Consolidated Gross Profits were 39% in the second quarter, producing a yield which was lower than the 43% in Gross Profits of a year ago. Product mix was the primary reason for this year's lower yield. For the first two quarters, the Company's Gross Profits stand at 39% as compared to last year's 41%. The Company expects increased demand for its core products and the effect of the new product offerings to drive higher gross profit margins.

    Operating expenses were 8% lower than last year's second quarter level. After six months operating expenses are 5% lower than last year. The Company continues to control and reduce selling and administration expenses while insuring strategic growth requirements such as R & D and marketing commitments are funded.

    During the second quarter the Company reported other income of $165,000.
The result, an improvement over last year's net of $120,000, was attributable to increases in interest income. For the first six months other income, net is $303,000 higher than the prior year totals, due to gains realized this year from the sale of investment securities as well as additional interest income earned on the Company's portfolio of short term securities.


Financial Condition:
- --------------------

    The Company's cash flow increased by $380,000 during the second quarter, with the prime source being operations and specifically inventory reductions. Cash was consumed in the quarter on capital expenditures, payment of the quarterly dividend, and increasing the investment in accounts receivable. The working capital balance rose slightly during the second quarter to $28,200,000, while the Company maintained a 7:1 current ratio.

    The Company's cash balances increased $3,168,000 during the first six months of this fiscal year. The increase was drawn from operating activities, $2,473,000, specifically net income and accounts receivable and inventory reductions; as well as investing activities, $1,431,000, being proceeds from the sale of securities and real estate.

     Long Term Debt consists of the balance due on an industrial development revenue bond which was used to finance facilities construction and acquisition of machinery and equipment.

    In the second quarter the Company increased its treasury stock level by purchasing 8000 shares of the Company's common stock.

    The balance sheet is well positioned to fund the Company's growth plans. At present no additional long term financing is planned.

PART II.  OTHER INFORMATION

Item 4 - Submission of Matters to a Vote of Security Holders

    On May 21, 1996, the Company held its Annual Meeting of Shareholders. Albert W. Ondis, Everett V. Pizzuti, Jacques V. Hopkins, Hermann Viets and Neil
K. Robertson were elected to be the Directors of the Company. Set forth below are the results of each matter voted upon at the Annual Meeting:

     1.    Election of Directors:
                                        For               Withheld
                                        ---               --------
    (a)  Albert W. Ondis             4,489,794              6,651
    (b)  Everett V. Pizzuti          4,491,144              5,301
    (c)  Jacques V. Hopkins          4,490,694              5,751
    (d)  Hermann Viets               4,491,144              5,301
    (e)  Neil K. Robertson           4,490,469              5,976


           2.   Approval of the Non-Employee Stock Option Plan:

                  For         Against    Abstentions
                  ---         -------    -----------
               4,233,249      144,214      116,079

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

                                         ASTRO-MED, INC.
                                          (Registrant)


Date:  September 3, 1996         By     /s/ A. W. Ondis
                                   ---------------------------------
                                         A. W. Ondis, Chairman
                                        (Principal Executive Officer)


Date:  September 3, 1996         By     /s/ Joseph P. O'Connell
                                   ---------------------------------
                                         Joseph P. O'Connell, Vice
                                         President and Treasurer
                                        (Principal Financial Officer)

SAFE HARBOR STATEMENT

    Statements which are not historical facts including statements about our expectations on new and existing products and opportunities, market growth, demand and acceptance of new and existing products are forward looking statements that involve risks and uncertainties. Those uncertainties include but are not limited to product demand and market acceptance risks; the impact of competitive products and pricing; delays or difficulties in developing, producing, testing and selling new products and technologies; capacity and supply constraints or difficulties; trade, legal, social and economic risks such as licensing, and trade restrictions, including those affecting international trade; and other risk factors listed from time to time in the Company's SEC reports including but not limited to the report on Form 10-Q for the quarter ended August 3, 1996.