Form 10-Q
period 1996-11-02
ASTRO MED INC /NEW/
filed 1996-12-06
CIK 8146

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

(Mark One)
X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
--
   EXCHANGE ACT OF 1934
For the quarterly period ended              November 2, 1996
                               ------------------------------------------------

                                       OR

   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
 --
   EXCHANGE ACT OF 1934
For the transition period from             to
                              -------------   -------------

Commission file number                       0-13200
                       --------------------------------------------------------


                                Astro-Med, Inc.
-------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


            Rhode Island                             05-0318215
-------------------------------------------------------------------------------
  (State or other jurisdiction of                (I.R.S. Employer
   incorporation or organization)                 Identification No.)


    600 East Greenwich Avenue, West Warwick, Rhode Island       02893
-------------------------------------------------------------------------------
        (Address of principal executive offices)              (Zip Code)


                                (401) 828-4000
-------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)


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

         Common Stock, $.05 Par Value - 4,966,183 shares
         (excluding treasury shares) as of October 25, 1996

                                ASTRO-MED, INC.
                                     INDEX

                                                            Page No.
                                                            --------
Part I.  Financial Information:

  Consolidated Balance Sheets -
    January 31, 1996 and November 2,1996......................   3

  Consolidated Statements of Income -
    Three Months Ended October 28, 1995 and November 2, 1996..   4

  Consolidated Statements of Income
    Nine Months Ended October 28, 1995 and November 2, 1996...   5

  Consolidated Statements of Cash Flows -
    Nine Months Ended October 28, 1995 and November 2, 1996...   6

  Notes to Consolidated Financial Statements -
    November 2, 1996..........................................   7

  Management's Discussion and Analysis of Financial
    Condition and Results of Operations.......................   8,9

Part II.  Other Information...................................   10,11

  Item 6.  Exhibits and Reports on Form 8-K

Part I.  FINANCIAL INFORMATION
                                ASTRO-MED, INC.
                          CONSOLIDATED BALANCE SHEETS

                                              January 31,   November 2,
ASSETS                                            1996          1996
                                              ------------  ------------
                                                            (Unaudited)

CURRENT ASSETS
 Cash and Cash Equivalents..................  $ 2,033,713   $ 6,138,942
 Securities Available for Sale..............    6,659,828     6,942,497
 Accounts Receivable, Net...................    8,318,005     8,331,116
 Inventories................................   12,533,553    11,628,889
 Prepaid Expenses and Other Current Assets..    1,424,757     1,402,390
                                              -----------   -----------
   Total Current Assets.....................   30,969,856    34,443,834

PROPERTY, PLANT AND EQUIPMENT                  17,063,855    17,196,310
 Less Accumulated Depreciation..............   (8,350,722)   (9,189,923)
                                              -----------   -----------
                                                8,713,133     8,006,387

OTHER ASSETS
 Excess of Cost Over Net Assets Acquired....    1,012,693       985,459
 Other......................................    1,607,049       532,838
                                              -----------   -----------
                                                2,619,742     1,518,297
                                              -----------   -----------
                                              $42,302,731   $43,968,518
                                              ===========   ===========

  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Accounts Payable...........................  $ 2,136,825   $ 2,528,646
 Accrued Compensation.......................    1,200,082       880,003
 Accrued Expenses...........................      730,345     1,194,395
 Income Taxes...............................      432,540     1,072,153
 Current Maturities of Long-Term Debt.......       50,000        50,000
                                              -----------   -----------

   Total Current Liabilities................    4,549,792     5,725,197

LONG-TERM DEBT, Less Current Maturities.....      175,000       125,000

EXCESS OF NET ASSETS ACQUIRED OVER COST.....      761,879       598,619

DEFERRED INCOME TAXES.......................      834,754       834,754

STOCKHOLDERS' EQUITY
 Preferred Stock, $10 Par Value,
  Authorized 100,000 Shares, None Issued....
 Common Stock, $.05 Par Value, Authorized
  13,000,000 Shares, Issued 5,123,310
  and 5,135,578 Shares, Respectively........      256,166       256,779
 Additional Paid-In Capital.................    5,554,100     5,615,571
 Retained Earnings..........................   31,079,623    32,385,272
 Treasury Stock, at Cost (103,066 Shares
  and 169,395 Shares, Respectively).........     (902,169)   (1,468,111)
 Cumulative Translation Adjustment..........      (38,368)      (82,176)
 Net Unrealized Gain (Loss) on Securities
  Available for Sale........................       31,954       (22,387)
                                              -----------   -----------
                                               35,981,306    36,684,948
                                              -----------   -----------

                                              $42,302,731   $43,968,518
                                              ===========   ===========


                                ASTRO-MED, INC.
                  UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

                                                    Three Months Ended
                                                --------------------------
                                                October 28,   November 2,
                                                    1995          1996
                                                ------------  ------------

Net Sales....................................   $10,823,820   $11,110,514
Cost of Sales.................................    6,587,639     6,572,197
                                                 ----------   -----------
Gross Profit..................................    4,236,181     4,538,317

Costs and Expenses:
  Selling, General and Administrative.........    3,246,100     3,017,702
  Research and Development....................      591,821       643,092
                                                 ----------   -----------
                                                  3,837,921     3,660,794
                                                 ----------   -----------

Operating Income..............................      398,260       877,523
Other Income (Expense):
  Investment Income...........................       84,287       157,489
  Interest Expense............................         (429)       (3,349)
  Other, Net..................................       (2,747)       41,665
                                                 ----------   -----------
                                                     81,111       195,805
                                                 ----------   -----------

Income before Income Taxes....................      479,371     1,073,328
Provision for Income Taxes....................      199,000       389,620
                                                 ----------   -----------

Net Income....................................   $  280,371   $   683,708
                                                 ==========   ===========

Earnings Per Common Share.....................         $.06          $.14
                                                 ==========   ===========
Weighted Average Number of Common and Common
  Equivalent Shares Outstanding...............    5,097,232     5,014,191
                                                 ==========   ===========

Dividends Declared Per Common Share...........         $.03          $.03
                                                 ==========   ===========

                                ASTRO-MED, INC.
                  UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

                                                  Nine Months Ended
                                                  --------------------

                                                October 28,   November 2,
                                                    1995          1996
                                                ------------  ------------

Net Sales.................................... $32,566,709     $32,779,109
Cost of Sales................................  19,473,919      19,879,552
                                              -----------     -----------
Gross Profit.................................  13,092,790      12,899,557

Costs and Expenses:
  Selling, General and Administrative........  10,126,673       9,500,079
  Research and Development....................  1,811,923       1,846,599
                                              -----------     -----------
                                               11,938,596      11,346,678
                                              -----------     -----------

Operating Income..............................  1,154,194       1,552,879

Other Income (Expense):
  Investment Income...........................    259,455         828,197
  Interest Expense............................    (17,705)        (15,366)
  Other, Net..................................    234,363          81,200
                                              -----------     -----------
                                                  476,113         894,031
                                              -----------     -----------

Income before Income Taxes....................  1,630,307       2,446,910
Provision for Income Taxes....................    482,000         733,620
                                              -----------     -----------

Net Income .................................. $ 1,148,307     $ 1,713,290
                                              ===========     ===========

Earnings Per Common Share.....................$       .23     $       .34
                                              ===========     ===========
Weighted Average Number of Common and Common
  Equivalent Shares Outstanding...............  5,099,676       5,025,371
                                              ===========     ===========

Dividends Declared Per Common Share...........$       .09     $       .09
                                              ===========     ===========

                                ASTRO-MED, INC.
                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                       Nine Months Ended
                                                   --------------------------
                                                   October 28,   November 2,
                                                       1995          1996
                                                   ------------  ------------

Cash Flows from Operating Activities:
  Net Income.....................................   $1,148,307   $ 1,713,290
  Adjustments to Reconcile Net Income to Net
      Cash Provided by Operating Activities:
      Depreciation and Amortization..............      961,223       703,175
      Gain on Sale of Investment.................                   (416,090)
      Deferred Income Taxes......................      108,965
      Other......................................      (41,773)
      Changes in Assets and Liabilities:
        Decrease in Accounts Receivable..........       84,900        60,389
        (Increase) decrease in Inventories.....     (1,104,524)      904,664
        [Decrease(increase)in] Other.............      613,345       (95,881)
        (Decrease) increase in Accounts
        Payable and Accrued Expenses.............     (559,567)      535,791
        (Decrease) increase in Accrued
        Income Taxes.............................      (91,333)      639,613
                                                    ----------   -----------
          Total Adjustments......................      (28,764)    2,331,661
    Net Cash Provided by
      Operating Activities.......................    1,119,543     4,044,951

Cash Flows from Investing Activities:
  Proceeds from Sales of Securities
    Available for Sale...........................    2,696,728     1,487,684
  Purchases of Securities Available
    for Sale...................................     (2,190,401)     (282,669)
  Proceeds from Sale of Building.................                    515,935
  Additions to Property, Plant and Equipment.....     (829,192)     (649,455)
                                                    ----------   -----------
    Net Cash (used) Provided by
      Investing Activities.......................     (322,865)    1,071,495

Cash Flows from Financing Activities:
  Payments of Long-Term Debt.....................     (350,000)      (50,000)
  Short-Term Borrowing from Bank.................      500,000
  Proceeds from Common Shares Issued
    Under Employee Benefit Plans.................       84,102        62,084
  Purchases of Treasury Stock....................     (176,254)     (565,942)
  Dividends Paid.................................     (452,992)     (457,359)
                                                    ----------   -----------
    Net Cash (Used) by Financing Activities......     (395,144)   (1,011,217)

Net Increase/(Decrease) in Cash and Cash
  Equivalents....................................      401,534     4,105,229
Cash and Cash Equivalents, Beginning of Period...    1,107,191     2,033,713
                                                    ----------   -----------

Cash and Cash Equivalents, End of Period.........   $1,508,725   $ 6,138,942
                                                    ==========   ===========

Supplemental Disclosures of Cash Flow
  Information:
    Cash Paid During the Period for:
      Interest...................................   $   21,942   $    24,477
      Income Taxes...............................   $  260,869   $    69,855

                                ASTRO-MED, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                November 2, 1996


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

Note 2 - INVENTORIES

    Inventories are stated at the lower of cost (first-in, first-out) or market and include material, labor and manufacturing overhead. The components of inventories were as follows:

                               January 31,  November 2,
                                  1996         1996
                               -----------  -----------
     Materials and Supplies..  $ 6,460,730  $ 6,289,658
     Work-In-Process.........    1,381,220    1,234,000
     Finished Goods..........    4,691,603    4,105,231
                               -----------  -----------
                               $12,533,553  $11,628,889
                               ===========  ===========

                                ASTRO-MED, INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


Results of Operations:
----------------------

    Net Sales in the Company's third fiscal quarter increased 3% over the prior year fiscal third quarter. Growth was most evident in our domestic channels where Sales increased 7% over last year. Internationally, volume was comparable to last year although our Asian, UK and Italian sales revenues experienced growth. The Company continues to expand new product offerings during the third quarter with the Printing Systems including Sundance, Data Acquisition Systems and Astro-DAQ. Demand was healthy for both the Company's traditional core recorder products as well as the Grass Instrument line of products.

    The third quarter sales mix generated $4,538,000 in Gross Profits for the three month period. This result was 7% higher than last year's third quarter and produced a yield of 40.8% as compared with the prior year's mark of 39.1%. The Company has improved its Gross Profit Percent during each quarter of the current fiscal year to a nine month Gross Profit Percent of 39.4%. Although this level is behind last year's 40.2%, the Company expects the improvement trend to continue.

    Astro-Med's quarterly operating expenses of $3,660,000 were 5% lower than last year. This result is consistent with this year's pace in spending which is also 5% behind last year's level for nine months, as the Company has reduced its selling expenses and administrative personnel from prior year levels.

    Other Income was $196,000 in the quarter against last year's results of $81,000 for the same quarter. This year's improvement is a result of additional interest earned on the Company's expanded investment portfolio. After nine months the Company has other income of $894,000 in comparison to last year's $476,000. The improvement is attributable to gains on sale of investments and interest income.

    Net Income in the quarter was $684,000 generating a 6.2% return on sales. This quarter's income was better than last year's 3rd quarter by $404,000 or 144%. The Company has earned $1,713,000 in Net Income after nine months of the current fiscal year against a prior year result of $1,148,000 for the same time frame.

Financial Condition:
--------------------

    The Company increased its cash position by $937,000 in the 3rd quarter. Normal operations generated $1,563,000 in cash available while Investing requirements of $359,000 including capital expenditures and Financing activities of $267,000 including (dividends and treasury stock) purchases consumed cash. The Net Working Capital balances rose $513,000 in the three months to $28,718,000 at quarter's end. The growth in the accounts receivable investment was the primary factor.

    The Company's cash and cash equivalent balances have risen by $4,105,000 during the current fiscal year. The result is traceable to Operations which have produced $4,033,000 in operating cash flow while the Company's Investing and Financing activities have offset their respective cash flows.

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

                                         ASTRO-MED, INC.
                                          (Registrant)


Date:  December 2, 1996         By /s/ A. W. Ondis
                                   -----------------------------
                                   A. W. Ondis, Chairman
                                   (Principal Executive Officer)


Date:  December 2, 1996         By /s/ Joseph P. O'Connell
                                   -----------------------------
                                   Joseph P. O'Connell, Vice
                                   President and Treasurer
                                   (Principal Financial Officer)

SAFE HARBOR STATEMENT

    Statements which are not historical facts including statements about our expectations on new and existing products and opportunities, market growth, demand and acceptance of new and existing products are forward looking statements that involve risks and uncertainties. Those uncertainties include but are not limited to product demand and market acceptance risks; the impact of competitive products and pricing; delays or difficulties in developing, producing, testing and selling new products and technologies; capacity and supply constraints or difficulties; trade, legal, social and economic risks such as licensing, and trade restrictions, including those affecting international trade; and other risk factors listed from time to time in the Company's SEC reports including but not limited to the report on Form 10-Q for the quarter ended November 2, 1996.