Form 10-K405
period 1997-01-31
ASTRO MED INC /NEW/
filed 1997-04-22
CIK 8146

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
   ACT OF 1934

FOR THE FISCAL YEAR ENDED JANUARY 31, 1997

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
   EXCHANGE ACT OF 1934

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

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                         NAME OF EACH EXCHANGE
         TITLE OF EACH CLASS                              ON WHICH REGISTERED
         -------------------                             ---------------------
                None                                             None

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                         COMMON STOCK, $.05 PAR VALUE
                               (TITLE OF CLASS)

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

         State the aggregate market value of the voting stock held by non-affiliates of the registrant as of March 18, 1997.
                   Common Stock, $.05 Par Value: $32,732,945

     Indicate the number of shares outstanding (excluding treasury shares) of each of the issuer's classes of common stock as of March 18, 1997.
                Common Stock, $.05 Par Value: 4,927,642 shares

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the Company's definitive proxy statement for the 1997 annual meeting of shareholders are incorporated by reference into Part III.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                ASTRO-MED, INC.

                            FORM 10-K ANNUAL REPORT

                               TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
                                     PART I
  Item 1. Business.......................................................    11
  Item 2. Properties.....................................................    14
  Item 3. Legal Proceedings..............................................    14
  Item 4. Submission of Matters to a Vote of Security Holders............    14
                                    PART II
          Market for the Registrant's Common Stock and Related
  Item 5. Shareholder Matters............................................    15
  Item 6. Selected Financial Data........................................    15
          Management's Discussion and Analysis of Financial Condition and
  Item 7. Results of Operations..........................................    15
  Item 8. Financial Statements and Supplementary Data....................    17
  Item 9. Changes in and Disagreements with Accountants on Accounting and
           Financial Disclosure..........................................    17
                                    PART III
 Item 10. Directors and Executive Officers of the Registrant.............    18
 Item 11. Executive Compensation.........................................    18
 Item 12. Security Ownership of Certain Beneficial Owners and Management.    19
 Item 13. Certain Relationships and Related Transactions.................    19
                                    PART IV
          Exhibits, Financial Statement Schedules and Reports on Form 8-
 Item 14. K..............................................................    19

                                ASTRO-MED, INC.

                                    PART I

ITEM 1. BUSINESS

                                    GENERAL

  Astro-Med, Inc., incorporated in Rhode Island in January 1969, operates in the industry segment described below. There was no significant change in the nature of the Company's business during the year ended January 31, 1997 (herein referred to as "fiscal 1997").

  The Company and its subsidiaries and their representatives may from time to time make written or oral statements, including statements contained in the Company's filings with the Securities and Exchange Commission (SEC) and in its reports to shareholders, including this annual report which constitute or contain "forward-looking statements" as that term is defined in the Private Securities Litigation Reform Act of 1995 or by the SEC in its rules, regulations and releases.

  All statements other than statements of historical fact included in this annual report regarding the Company's financial position and operating and strategic initiatives and addressing industry developments are foward-looking statements. Where, in any forward-looking statement, the Company, or its management, expresses an expectation or belief as to future results, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished. Factors which could cause actual results to differ materially from those anticipated, include but are not limited to general economic, financial and business conditions; competition in the specialty printer market; competition in the data acquisition market; competition in the neurophysiology market; the business abilities and judgment of personnel; the impacts of unusual items resulting from ongoing evaluations of business strategies; and changes in business strategy.

                       NARRATIVE DESCRIPTION OF BUSINESS

PRODUCTS

 Overview

  The Company develops, designs, manufactures and sells three distinct product groups that are tied together by a common thread--the ability to acquire information and present it in a more useable form. The Core Group of products takes scientific signals and prints them on charts or electronic media; the Bar Code Printer Products Group includes printers and media that create product and packaging labels and tags in one or many colors from a computer file; the Grass Group takes signals that reflect the physiological status of living creatures--from crayfish to man--and records them on paper--or hard drive--or on a CD-ROM.

 Core Products

  The core of the Company's business since 1971 has been the chart recorder. Recorders began as (ink-filled) pens writing on paper, progressed to solid-state electronic printheads imaging specialized thermal paper and now include systems that have no paper at all--just electronic signals captured onto electronic storage devices. Core product lines include the MT-series(TM), multi-channel, multi-function machines that emphasize expandability and flexibility; the Dash-series(TM) of portable recorders that can record data wherever it may be, under almost any condition in the field as well as the lab; and the new AstroDAQ(TM) paperless data acquisition system that acquires data directly to a hard drive where it can be transferred--either by a direct connection or over a modem--to a personal computer for analysis.

  The size of the recorders range from the all-new portable 2-channel Dash II(TM) to the world-standard 32- channel rack mounted MT95K2(TM), and range in price from about $5,500 to $25,000 each. The AstroDAQ(TM) can record from 4 to 300 channels depending on the configuration of the individual machine and the number of systems linked together. All recording systems have corresponding software packages that provide for recorder control and data review and manipulation.

  Two other specialty printers complete the Company's core product offerings-- the TOUGH WRITER(TM) ruggedized COTS PostScript page printer for military, airborne, shipboard and heavy industrial applications and the AG-1280 high-speed, drop-in replacement for the Versatec V-80 electrostatic printer/plotter.

 Bar Code/Label Printer Products

  The Company continues to expand its base in the digital color printing market. The narrow web color printing system, formerly known as the SUNDANCE(TM) system has been enhanced with new MICROCELL(TM) printing technology, and new Windows and Macintosh printer drivers and is now known as the Color QuickLabel-4(TM) (CQL-4), better reflecting the capabilities of the machine. The system creates lithographic quality labels and tags in both full process and spot color, in any quantity, on-site and on-demand.

  The Company also manufactures monochrome thermal/thermal transfer printers that produce high-quality bar code labels quickly and easily in almost any format required. The TOP HAND 2(TM) printer produces labels up to 5 inches wide at up to 10 inches per second while the RANGE BOSS(TM) 8 1/2 inch wide format printer creates shipping labels and other large formats quickly and reliably.

  Rounding out the Company's printer products is a large variety of printer consumables including thermal transfer ribbons, labels and tags. A wide range of materials are available, all manufactured on-site, to guarantee a finished label that meets almost any requirements from single-use paper labels to garment labels, to outdoor signage and product labels of almost any description.

 Grass Products

  The Grass(R) Instrument Division serves both research and clinical neurophysiology markets world-wide. The Grass name and product line is renowned in universities, medical centers and pharmaceutical companies and the Company is now building on that brand recognition by combining superior quality and market understanding with the newest technology. This has been a year of intense product development highlighted by the introduction of the Albert Grass HERITAGE(TM) Digital EEG machine that is poised to meet the anticipated market demand for digital recording capability as facilities switch from the traditional paper based systems.

  Other new products include PolyVIEW PRO(TM), a Windows 95 based system for data acquisition and analysis of signals in biomedical research and the BrainTree(TM) system designed to offer users the best of both the traditional analog and the new digital worlds.

  The Company continues to offer the traditional Grass product line of Classic EEG and polysomnograph systems as well as the newer digital neurodata acquisition systems such as the Model 12 and Model 15 which feature the world renowned Grass amplifiers.

  The next expansion of the Grass product group will be the HERITAGE(TM) PSG system, now in clinical trials, designed for the expanding market of sleep and pulmonary studies. The Company anticipates that this system will be available in fiscal 1998.

  Rounding out the offerings from Grass is a complete line of stimulators, transducers, electrodes and consumables, products with traditionally strong sales year-to-year which should continue to expand with the installed base of Grass products.

TECHNOLOGY

  Historically, the Company has concentrated its research and development efforts toward various methods to acquire, process, store and print data so that the data can be analyzed, manipulated, stored or affixed to a product.

  In recent years, the Company has developed and refined its digital printing and data acquisition systems. As its technology has become more advanced and comprehensive, the Company has been able to enter an increasingly wide range of markets.

PATENTS AND COPYRIGHTS

  The Company holds a number of product patents in the United States and in foreign countries. It has filed application for other patents that are pending. In April 1988, the Company was granted Patent No. 4,739,344 covering 28 claims related to the MT-9500 as well as the newer MT-95000 and MT95K2. The Company has a patent for its dual sided label printing and has a patent pending for its two side,--4 color process printer,--the CQL-4. The Company considers its patents to be important but does not believe that its business is materially dependent on them. The Company copyrights its extensive software and registers its trademarks.

MANUFACTURING AND SUPPLIES

  The Company designs its products and manufactures many of the component parts. The balance of the parts are produced by suppliers to the Company's specifications. Raw materials required for the manufacture of products, including parts produced to the Company's specifications, are generally available from numerous suppliers.

PRODUCT DEVELOPMENT

  The Company has maintained an active program of product research and development since its inception. During fiscal 1995, 1996 and 1997, the Company incurred costs of $2,542,940, $2,415,494 and $2,493,072, respectively, on Company-sponsored product development. The Company is committed to product development as a core competence in its growth and expects to continue to increase its research and development efforts in the new year.

MARKETING AND COMPETITION

  The Company competes in varied markets throughout the world for all of its products on the basis of proprietary technology, product reputation, delivery, technical assistance and service to customers.

  The Company's products are sold to customers in North America and selected European countries by a direct field sales force. The Company distributes a limited number of products within the Bar Code Products Group through a nationwide network of dealers. Export sales are distributed primarily through wholly-owned entities formed between fiscal 1988 and 1994 in England, France, Germany, Italy and Canada. Other export sales are made through authorized distributors or agents located in approximately thirty countries. No single customer accounted for 10% of the Company's net sales in any of the last three fiscal years.

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

  In fiscal 1995, 1996 and 1997, net sales to customers in various geographic areas outside the U.S.A., primarily in Canada and Western Europe, amounted to $9,849,933, $13,234,380 and $11,840,750, respectively. The Company's management does not believe that its export sales involve materially greater risks than its domestic sales.

ORDER BACKLOG

  The backlog regularly fluctuates. It consists of a blend of orders for OEM customers as well as end user customers. Manufacturing is geared to forecasted demands and applies a rapid turn cycle to meeting customer expectations. Accordingly, the amount of order backlog does not indicate future sales trends and the Company does not normally carry any material backlog.

OTHER INFORMATION

  The Company's business is not seasonal in nature.

  Most of the Company's products are warranted for periods ranging from 45 days to one year against defects in materials or workmanship. Warranty expenses have averaged approximately $198,000 a year for the Company's last three fiscal years.

  As of March 18, 1997, the Company employed approximately 356 persons. The Company is generally able to satisfy its employment requirements. No employees are represented by a union. The Company believes that employee relations are good.

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

                                                                       DIVIDENDS
                   YEARS ENDED JANUARY 31,                HIGH   LOW   PER SHARE
                   -----------------------               ------ ------ ---------
     1996:
       First Quarter.................................... 12 3/8  8 1/2    .03
       Second Quarter................................... 12      8 3/8    .03
       Third Quarter.................................... 11 1/4 10        .03
       Fourth Quarter................................... 10 1/2  8 7/8    .03
     1997:
       First Quarter....................................  9 1/4  7 3/4    .03
       Second Quarter...................................  9 3/4  7 5/8    .03
       Third Quarter....................................  9      7 3/4    .03
       Fourth Quarter...................................  9      7 1/2    .03

  The Company had approximately 540 shareholders of record on March 18, 1997, not including shareholders with shares held under beneficial ownership in nominee name.

ITEM 6. SELECTED FINANCIAL DATA

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                YEARS ENDED JANUARY 31,
                                        ---------------------------------------
                                         1993    1994    1995    1996    1997
                                        ------- ------- ------- ------- -------
Results of Operations:
  Net Sales............................ $31,333 $32,268 $38,233 $43,941 $44,175
  Net Income...........................   3,570   2,981   1,923   1,328   2,288
  Earnings per Common Share............     .69     .58     .38     .26     .46
  Cash Dividends per Common Share......     .11     .12     .12     .12     .12
Financial Condition:
  Working Capital...................... $23,479 $24,895 $25,487 $26,420 $28,810
  Total Assets.........................  37,492  39,955  42,177  42,303  43,321
  Long-Term Debt, less Current
   Maturities..........................     647     296     244     175     258

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

  The following table provides percentage comparisons of the components of net income as presented in the consolidated statements of income included elsewhere herein for the last three fiscal years.

                             % OF NET SALES                        % INCREASE
                         ---------------------------   -----------------------------------
                         YEARS ENDED JANUARY 31,          1995        1996        1997
                         ---------------------------   COMPARED TO COMPARED TO COMPARED TO
                          1995      1996      1997        1994        1995        1996
                         -------   -------   -------   ----------- ----------- -----------
Net Sales...............     100%      100%      100%       18%         15%          1%
Gross Profit............      43        39        38        (1)          5          (1)
Selling, General and
 Administrative.........      30        30        28        18          13          (5)
Research and
 Development............       7         6         6        11          (5)          3

  The Company's sales grew 1% during fiscal 1997. The increment was traceable to sales in the domestic markets which increased 5% over the prior year. Conversely, the Company's international sales declined 11% from the prior fiscal year as the recession ridden economies of Western Europe hampered the Company's historical growth rates.

  Sales of the Company's core products were relatively flat during the year. Although demand for the MT95K2, DASH 10, Astro-DAQ, and TOUGH WRITER products was healthy, sales of the Company's OEM product lines declined. Sales in the Bar Code products group remained solid in fiscal 1997 with gains reported in all product lines, especially the CQL-4 digital color printer, the TOP HAND 2 monochrome printer products and related media products.

  In the neurophysiology markets the migration from the traditional analog systems to digital continued. As a consequence, the Company reported a decline in its Grass sales as the Company's Albert Grass HERITAGE Digital EEG machine and BrainTree machine were introduced in the latter part of the fiscal year. The full impact of these products as well as the Company's newest entry in polysomnography, the HERITAGE(TM) PSG system, are expected to stimulate sales growth in fiscal 1998.

  The Company's Gross Profit Percentage declined slightly from 39% in the prior fiscal year to 38% in fiscal year 1997. The change is traceable to product mix where growth in sales of lower margin consumable products as well as declines in margins on international sales affected the overall Gross Profit Percentage.

  Spending in the Selling and G & A categories declined by 5% in fiscal 1997 from the prior fiscal year. The change stems from a reduction in personnel in these support services as well as elimination of various discretionary expenses. The Company intends to commit selling and marketing funds necessary to support growth of its Core Products, Bar Code Printer product lines and Grass Division products. The Company believes its marketing investment is critical to expanding its market position in both domestic and international markets.

  R & D spending increased 3% in fiscal 1997 as compared to fiscal 1996. The current year funding level is consistent with requirements to support the Company's new and existing product lines. The Company is committed to spending 6% to 7% annually of its sales dollars in Research & Development in order to ensure that its product lines provide customers with the most effective digital printing and data acquisition solutions available.

  The interest and dividend income level in fiscal 1997 rose from both fiscal 1996 and fiscal 1995. This improvement is attributable to the increased cash position provided by operations and investing activities. Interest expense in fiscal 1997 was lower than the two previous years as the level of short term borrowings declined. Other income (expense) net, was significantly higher than previous years due to the gains realized from the sale of securities in the Company's investment portfolio.

  The Company was nominally affected by fluctuations in foreign currency exchange rates as the US dollar strengthened against most European currencies.

  Changes in effective income tax rates from year to year are explained in
Note 6 of Notes to Consolidated Financial Statements.

  Inflation during the recent year has not significantly affected the Company's operations. Historically, cost increases have been offset by improved manufacturing efficiencies and/or by selected price increases.

LIQUIDITY AND CAPITAL RESOURCES

  The Company enhanced its cash and cash equivalent balances during the fiscal year. The increase is traceable to operating activities, primarily net income and reductions in inventories as well as investing activities including the sale of securities and depreciable assets.

  The Company has a $1.5 million Credit Line with a bank. The Company does not currently anticipate any significant draw downs under its Credit Line for operating needs.

  The Company's long-term debt includes debt acquired several years ago to construct facilities and to make major acquisitions of machinery and equipment. During the fiscal year, the Company entered into a three year Capital Lease Agreement for the purpose of upgrading its information technology platform. Expenditures for property and equipment during the past three fiscal years have been made from on hand and internally generated funds.

  The Company is financially strong. The current ratio was 6.8:1 at the end of fiscal 1997 and long-term debt was less than 1% of shareholders' equity. The Company has no material commitments for capital expenditures and has no reason to believe that capital resources available to it will not meet the needs of its business, both on a short-term and long-term basis.

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

                     QUARTERLY FINANCIAL DATA (UNAUDITED)
               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                   QUARTERS ENDED
                                     -------------------------------------------
                                     APRIL 29, JULY 29,  OCTOBER 28, JANUARY 31,
                                       1995      1995       1995        1996
                                     --------- --------- ----------- -----------
Net Sales...........................  $10,955   $10,788    $10,824     $11,375
Gross Profit........................    4,243     4,614      4,236       3,925
Net Income..........................      342       526        280         179
Earnings Per Common Share...........      .07       .10        .06         .04
                                      MAY 4,   AUGUST 3, NOVEMBER 2, JANUARY 31,
                                       1996      1996       1996        1997
                                     --------- --------- ----------- -----------
Net Sales...........................  $10,490   $11,179    $11,111     $11,396
Gross Profit........................    3,958     4,403      4,539       4,034
Net Income..........................      443       586        684         574
Earnings Per Common Share...........      .09       .12        .14         .12

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The response to this item is incorporated by reference to the Company's definitive proxy statement for the 1997 annual meeting of shareholders.

  The following is a list of the names and ages of, and the positions and offices presently held by, all executive officers of the Company. All officers serve at the pleasure of the Board of Directors.

   NAME                        AGE                    POSITION
   ----                        ---                    --------
                                   Chairman, Chief Executive Officer and
Albert W. Ondis...............  71 Director
                                   President, Chief Operating Officer and
Everett V. Pizzuti............  60 Director
David M. Gaskill..............  51 Vice President--Research and Development
                                   Vice President and Treasurer, Chief Financial
Joseph P. O'Connell...........  53 Officer
Gordon W. Bentley.............  50 Vice President--Manufacturing-Instruments
Elias G. Deeb.................  55 Vice President--Media Products
A. Eric Bartholomay...........  48 Vice President--International Sales
Arthur F. Reine...............  37 Controller

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

  Mr. Reine joined the Company in 1996. He previously held financial management positions with Brainstorm Technology, Inc. (1995-1996), Analytical Technology, Inc. (1989-1995) and Spectra-Physics, Inc. (1983-1988).

ITEM 11. EXECUTIVE COMPENSATION

  The response to this item is incorporated by reference to the Company's definitive proxy statement for the 1997 annual meeting of shareholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The response to this item is incorporated by reference to the Company's definitive proxy statement for the 1997 annual meeting of shareholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The response to this item is incorporated by reference to the Company's definitive proxy statement for the 1997 annual meeting of shareholders.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) Financial Statements:

    The following consolidated financial statements of Astro-Med, Inc. and subsidiaries are incorporated by reference in Item 8:

                                                                           PAGE
                                                                           ----
   Report of Independent Public Accountants...............................  22
   Consolidated Balance Sheets--January 31, 1996 and 1997.................  23
   Consolidated Statements of Income--Years Ended January 31, 1995, 1996
    and 1997..............................................................  24
   Consolidated Statements of Shareholders' Equity--
    Years Ended January 31, 1995, 1996 and 1997...........................  25
   Consolidated Statements of Cash Flows--
    Years Ended January 31, 1995, 1996 and 1997...........................  26
   Notes to Consolidated Financial Statements--January 31, 1997...........  27

(a)(2) Financial Statement Schedules:

   Schedule II--Valuation and Qualifying Accounts and Reserves--
    Years Ended January 31, 1995, 1996 and 1997...........................  35

  All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore, have been omitted.

(a)(3) Exhibits:

   EXHIBIT
   NUMBER
   -------
   (3A)    Articles of Incorporation of the Company and all amendments thereto
            (filed as Exhibit No. 3A to the Company's report on Form 10-Q for the quarter ended August 1, 1992 and by this reference incorporated herein).
   (3B)    By-laws of the Company and all amendments thereto (filed as Exhibit
            No. 3B to the Company's report on Form 10-Q for the quarter ended
            July 30, 1988 and by this reference incorporated herein).
   (4)     Specimen form of common stock certificate of the Company (filed as
            Exhibit No. 4 to the Company's report on Form 10-K for the year ended January 31, 1985 and by this reference incorporated herein).
   (10.1)  Astro-Med, Inc. 1989 Non-Qualified Stock Option Plan, as amended.(1)
   (10.2)  Astro-Med, Inc. 1989 Incentive Stock Option Plan, as amended, filed as Exhibit 28 to Registration Statement on Form S-8, Registration
            No. 33-43700, and incorporated by reference herein.(1)
   (10.3)  Astro-Med, Inc. 1993 Incentive Stock Option Plan filed as Exhibit
            4.3 to Registration Statement on Form S-8, Registration No. 333-
            24127, and incorporated by reference herein. (1)
   (10.4)  Astro-Med, Inc. Non-Employee Director Stock Option Plan filed as
            Exhibit 4.3 to Registration Statement on Form S-8, Registration No.
            333-24123, and incorporated by reference herein. (1)
   (21)    List of Subsidiaries of the Company. See page 22.
   (23)    Consent of Independent Public Accountants. See page 22.

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

                                          ASTRO-MED, INC.
                                           (Registrant)

                                                    /s/ Albert W. Ondis
                                          By __________________________________
Date: April 15, 1997                            (ALBERT W. ONDIS, CHAIRMAN)

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATE INDICATED.

                NAME                           TITLE                 DATE

         /s/ Albert W. Ondis           Chairman and             April 15, 1997
-------------------------------------   Director (Principal
           ALBERT W. ONDIS              Executive Officer)

       /s/ Everett V. Pizzuti          President and            April 15, 1997
-------------------------------------   Director (Principal
         EVERETT V. PIZZUTI             Operating Officer)

       /s/ Joseph P. O'Connell         Vice President and       April 15, 1997
-------------------------------------   Treasurer
         JOSEPH P. O'CONNELL            (Principal
                                        Financial Officer)

         /s/ Arthur F. Reine           Controller               April 15, 1997
-------------------------------------   (Principal
           ARTHUR F. REINE              Accounting Officer)

       /s/ Jacques V. Hopkins          Director                 April 15, 1997
-------------------------------------
         JACQUES V. HOPKINS

                                                                     EXHIBIT 21

                      LIST OF SUBSIDIARIES OF THE COMPANY

                Name                          Jurisdiction of Organization
              AWO, Inc.                                 Delaware
    Astro-Med International Inc.                        Barbados
            Astro-Med SRL                                 Italy
           Astro-Med GMBH                                Germany

                                                                     EXHIBIT 23

                   CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS

  As independent public accountants, we hereby consent to the incorporation of our report included in this Form 10-K, into the Company's previously filed Registration Statements on Form S-8: File No. 2-81081 pertaining to the Astro-Med, Inc. Employee Stock Purchase Plan, File No. 33-43699 pertaining to the Astro-Med, Inc. 1982 Incentive Stock Option Plan, File No. 33-43700 pertaining to the Astro-Med, Inc. 1989 Incentive Stock Option Plan, File No. 333-24127 pertaining to the Astro-Med, Inc. 1993 Incentive Stock Option Plan and File No. 333-24123 pertaining to the Astro-Med, Inc. Non-Employee Director Stock Option Plan.

                                          ARTHUR ANDERSEN LLP

Boston, Massachusetts
April 15, 1997

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Astro-Med, Inc.:

  We have audited the accompanying consolidated balance sheets of Astro-Med, Inc. and subsidiaries as of January 31, 1996 and 1997, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended January 31, 1997. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Astro-Med, Inc. and subsidiaries as of January 31, 1996 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 1997, in conformity with generally accepted accounting principles.

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

                                          ARTHUR ANDERSEN LLP

Boston, Massachusetts
March 14, 1997

                                ASTRO-MED, INC.

                          CONSOLIDATED BALANCE SHEETS
                        AS OF JANUARY 31, 1996 AND 1997

                                                         1996         1997
                                                      -----------  -----------
                                   ASSETS
CURRENT ASSETS
  Cash and Cash Equivalents (Note 1)................. $ 2,033,713  $ 6,561,184
  Securities Available for Sale (Notes 1 and 2)......   6,659,828    7,099,358
  Accounts Receivable, Less Reserve of $157,000 in
   1996 and $175,000 in 1997.........................   8,318,005    8,311,736
  Inventories (Note 3)...............................  12,533,553   10,361,505
  Prepaid Expenses and Other Current Assets (Note 6).   1,424,757    1,441,505
                                                      -----------  -----------
    Total Current Assets.............................  30,969,856   33,775,288
PROPERTY, PLANT AND EQUIPMENT (Notes 1 and 7)
  Land and Improvements..............................     288,341      376,502
  Buildings and Improvements.........................   7,286,901    6,852,715
  Machinery and Equipment............................   9,488,613    9,817,752
                                                      -----------  -----------
                                                       17,063,855   17,046,969
  Less Accumulated Depreciation......................  (8,350,722)  (8,986,149)
                                                      -----------  -----------
                                                        8,713,133    8,060,820
OTHER ASSETS
  Excess of Cost over Net Assets Acquired (Note 1)...   1,012,693      976,384
  Amounts Due from Officers..........................     453,264      453,264
  Other..............................................   1,153,785       55,671
                                                      -----------  -----------
                                                        2,619,742    1,485,319
                                                      -----------  -----------
                                                      $42,302,731  $43,321,427
                                                      ===========  ===========
                    LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts Payable................................... $ 2,136,825  $ 1,614,986
  Accrued Compensation...............................   1,200,082    1,115,026
  Accrued Expenses...................................     730,345    1,318,103
  Income Taxes.......................................     432,540      819,535
  Current Maturities of Long-Term Debt (Note 4)......      50,000       97,706
                                                      -----------  -----------
    Total Current Liabilities........................   4,549,792    4,965,356
LONG-TERM DEBT, Less Current Maturities (Note 4).....     175,000      258,135
EXCESS OF NET ASSETS ACQUIRED OVER COST (Note 1).....     761,879      544,199
DEFERRED INCOME TAXES (Notes 1 and 6)................     834,754      794,895
SHAREHOLDERS' EQUITY (Note 5)
  Preferred Stock, $10 Par Value, Authorized 100,000
   Shares, Issued None...............................
  Common Stock, $.05 Par Value, Authorized 13,000,000
   Shares, Issued 5,123,310 in 1996 and 5,136,737 in
   1997..............................................     256,166      256,837
  Additional Paid-in Capital.........................   5,554,100    5,624,239
  Retained Earnings..................................  31,079,623   32,772,044
  Treasury Stock, at Cost, 103,066 Shares in 1996 and
   209,395 Shares in 1997............................    (902,169)  (1,804,986)
  Cumulative Translation Adjustment (Note 1).........     (38,368)     (76,649)
  Net Unrealized Gain (Loss) on Securities Available
   for Sale (Note 2).................................      31,954      (12,643)
                                                      -----------  -----------
                                                       35,981,306   36,758,842
                                                      -----------  -----------
                                                      $42,302,731  $43,321,427
                                                      ===========  ===========

   The accompanying notes are an integral part of these financial statements.

                                ASTRO-MED, INC.

                       CONSOLIDATED STATEMENTS OF INCOME
                  YEARS ENDED JANUARY 31, 1995, 1996 AND 1997

                                            1995         1996         1997
                                         -----------  -----------  -----------
Net Sales............................... $38,233,312  $43,941,311  $44,175,133
Cost of Sales...........................  21,950,539   26,923,192   27,241,473
                                         -----------  -----------  -----------
Gross Profit............................  16,282,773   17,018,119   16,933,660
Costs and Expenses:
  Selling, General and Administrative...  11,575,712   13,108,828   12,451,030
  Research and Development..............   2,542,940    2,415,494    2,493,072
                                         -----------  -----------  -----------
                                          14,118,652   15,524,322   14,944,102
                                         -----------  -----------  -----------
Operating Income........................   2,164,121    1,493,797    1,989,558
Other Income (Expense):
  Interest and Dividend Income..........     572,345      353,393      597,995
  Interest Expense......................    (159,952)     (37,456)     (27,278)
  Other, Net............................     193,975      (49,199)     375,750
                                         -----------  -----------  -----------
                                             606,368      266,738      946,467
                                         -----------  -----------  -----------
Income before Income Taxes..............   2,770,489    1,760,535    2,936,025
Provision for Income Taxes (Notes 1 and
 6).....................................     847,000      433,000      648,000
                                         -----------  -----------  -----------
Net Income.............................. $ 1,923,489  $ 1,327,535  $ 2,288,025
                                         ===========  ===========  ===========
Earnings Per Common Share (Note 1)......        $.38         $.26         $.46
                                                ====         ====         ====
Weighted Average Number of Common and
 Common Equivalent Shares Outstanding...   5,099,004    5,095,661    5,018,143
                                         ===========  ===========  ===========
Dividends Declared Per Common Share.....        $.12         $.12         $.12
                                                ====         ====         ====


   The accompanying notes are an integral part of these financial statements.

                                ASTRO-MED, INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                  YEARS ENDED JANUARY 31, 1995, 1996 AND 1997

                                                                                          NET
                                                                                      UNREALIZED
                                                                                      GAIN (LOSS)
                                   ADDITIONAL                            CUMULATIVE  ON SECURITIES
                           COMMON   PAID-IN     RETAINED     TREASURY    TRANSLATION   AVAILABLE
                           STOCK    CAPITAL     EARNINGS       STOCK     ADJUSTMENT    FOR SALE
                          -------- ----------  -----------  -----------  ----------- -------------
Balance, January 31,
 1994...................  $255,641 $5,365,546  $29,036,722  $  (733,468)
Net Income..............                         1,923,489
Shares Sold Under
 Employee Stock Purchase
 Plan...................       216     39,006
Exercise of Stock
 Options, Including
 Related Tax Benefits...        56    107,043
Shares Issued to
 Employee Stock
 Ownership Plan.........                4,037                    60,713
Dividends Declared......                          (604,273)
Cumulative Translation
 Adjustment.............                                                  $(80,722)
Change in Net Unrealized
 Gain (Loss) on
 Securities Available
 for Sale...............                                                               $(94,072)
                          -------- ----------  -----------  -----------   --------     --------
Balance, January 31,
 1995...................   255,913  5,515,632   30,355,938     (672,755)   (80,722)     (94,072)
Net Income..............                         1,327,535
Shares Sold Under
 Employee Stock Purchase
 Plan...................       196     35,312
Exercise of Stock
 Options, Including
 Related Tax Benefits...        57      3,694
Shares Issued to
 Employee Stock
 Ownership Plan.........                 (538)                   60,913
Purchase of Stock for
 Treasury...............                                       (290,327)
Dividends Declared......                          (603,850)
Cumulative Translation
 Adjustment.............                                                    42,354
Change in Net Unrealized
 Gain on Securities
 Available for Sale.....                                                                126,026
                          -------- ----------  -----------  -----------   --------     --------
Balance, January 31,
 1996...................   256,166  5,554,100   31,079,623     (902,169)   (38,368)      31,954
Net Income..............                         2,288,025
Shares Sold Under
 Employee Stock Purchase
 Plan...................       221     33,440
Exercise of Stock
 Options, Including
 Related Tax Benefits...       450     42,550
Shares Issued to
 Employee Stock
 Ownership Plan.........               (5,851)
Purchase of Stock for
 Treasury...............                                       (902,817)
Dividends Declared......                          (595,604)
Cumulative Translation
 Adjustment.............                                                   (38,281)
Change in Net Unrealized
 Gain (Loss) on
 Securities Available
 for Sale...............                                                                (44,597)
                          -------- ----------  -----------  -----------   --------     --------
Balance, January 31,
 1997...................  $256,837 $5,624,239  $32,772,044  $(1,804,986)  $(76,649)    $(12,643)
                          ======== ==========  ===========  ===========   ========     ========

   The accompanying notes are an integral part of these financial statements.

                                ASTRO-MED, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED JANUARY 31, 1995, 1996 AND 1997

                                             1995         1996         1997
                                         ------------  -----------  -----------
Cash Flows from Operating Activities:
  Net Income...........................  $  1,923,489  $ 1,327,535  $ 2,288,025
  Adjustments to Reconcile Net Income
   to Net Cash Provided by Operating
   Activities:
    Depreciation and Amortization......     1,038,951      909,771      921,088
    Gain on Sale of Assets.............                                (495,761)
    Deferred Income Taxes..............       (30,687)     108,576      (39,859)
    Other..............................        22,836      165,277      (56,358)
    Changes in Assets and Liabilities:
      Accounts Receivable..............      (511,187)    (489,612)       6,269
      Inventories......................    (2,236,033)     359,991    2,172,048
      Other............................      (804,827)     749,718     (399,118)
      Accounts Payable and Accrued
       Expenses........................       (70,444)    (562,101)     (19,137)
      Income Taxes.....................        89,750     (283,093)     386,995
                                         ------------  -----------  -----------
        Total Adjustments..............    (2,501,641)     958,527    2,476,167
                                         ------------  -----------  -----------
    Net Cash Provided (Used) by
     Operating Activities..............      (578,152)   2,286,062    4,764,192
Cash Flows from Investing Activities:
  Proceeds from Sales of Securities
   Available for Sale..................    21,267,964    3,307,328    2,470,402
  Purchases of Securities Available for
   Sale................................   (14,574,588)  (2,879,153)  (2,527,562)
  Proceeds from Sales of Assets........                                 599,500
  Proceeds from Sales of Investment....                               1,514,779
  Additions to Property, Plant and
   Equipment...........................    (1,265,012)    (922,397)    (997,070)
  Acquisition of New Business, Net of
   Cash Acquired.......................    (4,296,545)
                                         ------------  -----------  -----------
    Net Cash Provided (Used) by
     Investing Activities..............     1,131,819     (494,222)   1,060,049
Cash Flows from Financing Activities:
  Proceeds from Short-Term Borrowing...     3,400,000      500,000
  Payments of Debt.....................    (3,753,406)    (570,775)     (50,000)
  Proceeds from Capital Lease
   Obligations.........................                                 180,841
  Proceeds from Common Shares Issued
   Under Employee Benefit Plans........       211,071       99,634       70,810
  Purchases of Treasury Stock..........                   (290,327)    (902,817)
  Dividends Paid.......................      (604,273)    (603,850)    (595,604)
                                         ------------  -----------  -----------
    Net Cash Used by Financing
     Activities........................      (746,608)    (865,318)  (1,296,770)
                                         ------------  -----------  -----------
Net Increase (Decrease) in Cash and
 Cash Equivalents......................      (192,941)     926,522    4,527,471
Cash and Cash Equivalents, Beginning of
 Year..................................     1,300,132    1,107,191    2,033,713
                                         ------------  -----------  -----------
Cash and Cash Equivalents, End of Year.  $  1,107,191  $ 2,033,713  $ 6,561,184
                                         ============  ===========  ===========
Supplemental Disclosures of Cash Flow
 Information:
  Cash Paid During the Year for:
    Interest...........................  $    146,455  $    69,263  $    33,108
    Income Taxes.......................  $  1,340,608  $   260,869  $   437,855
  Liabilities Assumed with Acquisition
   of New Business.....................  $  1,039,676

   The accompanying notes are an integral part of these financial statements.

                                ASTRO-MED, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               JANUARY 31, 1997

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

  Securities Available for Sale: Securities available for sale are carried at market value based on quoted market prices. The difference between cost and market value, net of related tax effects, is recorded as a component of shareholders' equity.

  Property, Plant and Equipment: Property, plant and equipment are stated at cost. Depreciation is provided on the straight-line basis over the estimated useful lives of the assets (land improvements--10 to 20 years; buildings and improvements--10 to 45 years; machinery and equipment--3 to 10 years).

  Amortization of Intangibles: Excess of cost over net assets acquired is amortized on the straight-line method over forty years. Accumulated amortization amounted to $384,125 and $420,434 as of January 31, 1996 and 1997, respectively. Excess of net assets acquired over cost is amortized on the straight-line method over five years. Accumulated amortization amounted to $275,868 and $493,548 as of January 31, 1996 and 1997, respectively. The shorter amortization period for the excess of net assets acquired over cost reflects the more limited life of the assets involved.

  Foreign Currency: The financial statements of subsidiaries outside the United States are measured using the local currency as the functional currency. The Company translates foreign currency denominated assets and liabilities into U.S. dollars at year end exchange rates, and income and expenses are translated at average exchange rates during the year.

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

  In February, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 128, Earnings Per Share, which supercedes APB Opinion 15. The Statement's objective is to simplify and harmonize the computation of earnings per share and to make the U.S. standard for computing earnings per share more compatible with the EPS standards of other countries and with that of the International Accounting Standards Committee. As required by SFAS No. 128, the Company will adopt this statement for the fiscal year ending January 31, 1998.

  Use of Estimates in the Preparation of Financial Statements: The presentation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and

                                ASTRO-MED, INC.

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

liabilities as of the date of the financial statements and the reported amounts of income and expenses during the reporting periods. Actual results could differ from those estimates.

  Fair Value of Financial Instruments: The Company's financial instruments consist mainly of cash and cash equivalents, accounts receivable, accounts payable and long-term debt. The carrying amounts of these financial instruments as of January 31, 1997 approximate fair value.

NOTE 2--SECURITIES AVAILABLE FOR SALE

  As of January 31, 1997, securities included corporate and governmental debt obligations of $1,100,703 with contractual or anticipated maturities of one year or less and $5,998,655 with contractual or anticipated maturities of more than one year through twenty-four years. As of January 31, 1996, securities included corporate and governmental debt obligations of $1,421,972 with contractual or anticipated maturities of one year or less and $5,237,856 with contractual or anticipated maturities of more than one year through twenty-five years. Actual maturities may differ as a result of sales or early issuer redemptions.

  The amortized cost of securities available for sale as of January 31, 1997 was $7,119,426. The difference between market value and the cost basis as of that date was $20,069 ($12,643 net of tax), which represented gross unrealized gains of $13,859 and gross unrealized losses of $33,928. As of January 31, 1996, the amortized cost of securities available for sale was $6,609,108. The difference between market value and the cost basis as of that date was $50,720 ($31,954 net of tax), which represented gross unrealized gains of $60,596 and gross unrealized losses of $9,876. The cost of securities available for sale that were sold was based on specific identification in determining realized gains or losses included in the accompanying consolidated statements of income for fiscal 1997 and 1996.

NOTE 3--INVENTORIES

  Inventories are stated at the lower of cost (first-in, first-out) or market and include material, labor and manufacturing overhead. The components of inventories were as follows:

                                                              JANUARY 31,
                                                        -----------------------
                                                           1996        1997
                                                        ----------- -----------
     Materials and Supplies............................ $ 6,460,730 $ 5,558,216
     Work-in-Progress..................................   1,381,220     779,337
     Finished Goods....................................   4,691,603   4,023,952
                                                        ----------- -----------
                                                        $12,533,553 $10,361,505
                                                        =========== ===========

NOTE 4--LONG-TERM DEBT

  Long-term debt consisted of the following:

                                                                 JANUARY 31,
                                                              -----------------
                                                                1996     1997
                                                              -------- --------
     Capital Lease Obligations............................... $225,000 $355,841
     Less Current Maturities.................................   50,000   97,706
                                                              -------- --------
                                                              $175,000 $258,135
                                                              ======== ========

                                ASTRO-MED, INC.

NOTE 4--LONG-TERM DEBT--(CONTINUED)

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

  During the fiscal year, the Company entered into a three year Capital Lease Agreement for the purpose of upgrading its information technology platform. Expenditures for property and equipment during the past three fiscal years have been made from on hand and internally generated funds.

  The aggregate amounts of long-term debt as of January 31, 1997 scheduled to mature in each of the succeeding four fiscal years are as follows: $97,706 in fiscal 1998, $109,767 in fiscal 1999, $112,640 in fiscal 2000 and $35,728 in fiscal 2001.

NOTE 5--COMMON STOCK

  The Company's Board of Directors has authorized the purchase of up to 250,000 shares of the Company's common stock on the open market. As purchased, such shares will become treasury stock available for general corporate purposes. The Company purchased 32,500 and 114,324 shares of treasury stock in fiscal 1996 and 1997, respectively.

  The Company maintains the following benefit plans involving the Company's common stock:

  Stock Option Plans: As of January 31, 1997, the Company has two incentive stock option plans and a non- qualified stock option plan under which options may be granted to officers and key employees. Options for an aggregate of 550,000 shares may be granted under the incentive stock option plans at option prices of not less than fair market value at the date of grant. Options for an aggregate of 150,000 shares may be granted under the non-qualified plan at option prices of not less than 50% of fair market value at the date of grant.

  In May 1996, the Company adopted the Non-Employee Director Stock Option Plan under which each non- employee director automatically receives an annual grant of options to acquire 1,000 shares of common stock. The options are granted as of the first business day of January of each year at an option price equal to the fair market value at the date of grant. Options for a total of 30,000 shares may be granted under the plan.

  Summarized option data for all plans is as follows:

                                                              WEIGHTED AVERAGE
                                       NUMBER   OPTION PRICE    OPTION PRICE
                                      OF SHARES   PER SHARE      PER SHARE
                                      --------- ------------- ----------------
   Outstanding Options, January 31,
    1994.............................  273,225   $3.33-$14.30      $8.67
   Options Granted...................  111,500  $10.25-$11.28      10.39
   Options Exercised.................   (1,125)   $3.33-$5.50       4.78
   Options Expired...................     (750)        $11.25      11.25
                                       -------
   Outstanding Options, January 31,
    1995.............................  382,850   $3.33-$14.30       9.17
   Options Exercised.................   (1,125)         $3.33       3.33
   Options Expired...................   (6,000)  $3.33-$13.00      10.89
                                       -------
   Outstanding Options, January 31,
    1996.............................  375,725   $3.33-$14.30       9.17
   Options Granted...................  152,000    $8.31-$9.25       8.40
   Options Exercised.................   (9,000)   $3.33-$5.50       5.00
   Options Expired...................  (37,125)  $5.50-$13.00      10.47
                                       -------
   Outstanding Options, January 31,
    1997.............................  481,600   $3.33-$14.30       8.90
                                       =======
   Options Exercisable, January 31,
    1996.............................  309,475   $3.33-$14.30       8.73
                                       =======
   Options Exercisable, January 31,
    1997.............................  416,200   $3.33-$14.30       8.61
                                       =======

                                ASTRO-MED, INC.

NOTE 5--COMMON STOCK--(CONTINUED)

  Set forth below is a summary of options outstanding at January 31, 1997:

                          OUTSTANDING                                EXERCISABLE
   ------------------------------------------------------------------------------------
      RANGE OF               WEIGHTED AVERAGE    REMAINING             WEIGHTED AVERAGE
   EXERCISE PRICES   OPTIONS  EXERCISE PRICE  CONTRACTUAL LIFE OPTIONS  EXERCISE PRICE
   ---------------   ------- ---------------- ---------------- ------- ----------------
   $3.33-
     5.50            112,725      $ 5.05           3 yrs.      112,725      $ 5.05
    8.25-
    11.28            335,375        9.79           9 yrs.      276,975        9.62
   13.00-
    14.30             33,500       13.12           5 yrs.       26,500       13.15

  At January 31, 1997, options covering 105,500 shares under the incentive plans, and 100,000 shares under the non-qualified plan and 24,000 shares under the Non-Employee Director Stock Option Plan were available for future grant.

  On March 24, 1997, the Board of Directors adopted, subject to shareholder approval at the Company's annual meeting on May 20, 1997, the 1997 Incentive Stock Option Plan pursuant to which 250,000 shares are available for future grants.

  Accounting for Stock-Based Compensation: In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation," which sets forth a fair-value based method of recognizing stock-based compensation expense. As permitted by SFAS No. 123, the Company has elected to continue to apply APB No. 25 to account for its stock-based compensation plans. Had compensation cost for awards in fiscal 1996 and 1997 under the Company's stock-based compensation plans been determined based on the fair value at the grant dates consistent with the method set forth under SFAS No. 123, there would have been no effect on the Company's net income and earnings per share for fiscal 1996 and the effect for fiscal 1997 would have been as follows:

                                                                         1997
                                                                      ----------
       Net income:
         As reported................................................. $2,288,025
         Pro forma................................................... $1,821,039
       Earnings per share:
         As reported.................................................       $.46
         Pro forma...................................................       $.36

  The fair value of each option granted is estimated on the grant date using the Black-Scholes option-pricing model. The weighted average grant date fair value of options granted in fiscal 1997 was $8.41. In computing the above pro forma amounts the Company has assumed a risk-free interest rate of 6.5%, an expected life of 5 years, an expected volatility of 37.481%, and an expected dividend yield of 1.4%.

  Employee Stock Purchase Plan: The Company has an Employee Stock Purchase Plan allowing eligible employees to purchase shares of common stock at a 10% discount from fair market value on the date of purchase. A total of 180,000 shares was initially reserved for issuance under the Plan. Summarized Plan activity is as follows:

                                                      YEARS ENDED JANUARY 31,
                                                      -------------------------
                                                       1995     1996     1997
                                                      -------  -------  -------
   Shares Reserved, Beginning........................ 117,878  113,562  109,645
   Shares Purchased..................................  (4,316)  (3,917)  (4,427)
                                                      -------  -------  -------
   Shares Reserved, Ending........................... 113,562  109,645  105,218
                                                      =======  =======  =======

                                ASTRO-MED, INC.

NOTE 5--COMMON STOCK--(CONTINUED)

  Employee Stock Ownership Plan: The Company has an Employee Stock Ownership Plan providing retirement benefits to all eligible employees. Annual contributions in amounts determined by the Company's Board of Directors are invested by the Plan's Trustees in shares of common stock of the Company. Contributions may be in cash or stock. The Company's contributions paid or accrued amounted to $75,000 annually for fiscal 1995 and 1996, and $100,000 for fiscal 1997.

NOTE 6--INCOME TAXES

  The components of the provision for income taxes were as follows:

                                                    YEARS ENDED JANUARY 31,
                                                   ----------------------------
                                                     1995      1996      1997
                                                   --------  --------  --------
   Current:
     Federal...................................... $764,718  $380,213  $564,953
     State........................................  112,969   100,473   173,284
                                                   --------  --------  --------
                                                    877,687   480,686   738,237
                                                   --------  --------  --------
   Deferred:
     Federal......................................  (23,962)  (36,302)  (68,474)
     State........................................   (6,725)  (11,384)  (21,763)
                                                   --------  --------  --------
                                                    (30,687)  (47,686)  (90,237)
                                                   --------  --------  --------
                                                   $847,000  $433,000  $648,000
                                                   ========  ========  ========

  The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate (34%) to income before income taxes, due to the following:

                                                   YEARS ENDED JANUARY 31,
                                                  ----------------------------
                                                    1995      1996      1997
                                                  --------  --------  --------
   Income Tax Provision at Statutory Rate........ $941,966  $598,582  $998,249
   State Taxes, Net of Federal Income Tax
    Benefits.....................................   70,121    66,312   114,367
   Nontaxable Interest Income....................  (93,031)  (39,558)  (38,420)
   Amortization of Intangibles...................   (4,447)  (62,623)  (57,683)
   Utilization of Net Operating Loss
    Carryforward.................................  (78,167) (171,749) (117,300)
   Other, Net....................................   10,558    42,036  (251,213)
                                                  --------  --------  --------
                                                  $847,000  $433,000  $648,000
                                                  ========  ========  ========

  Other, Net in fiscal 1997 includes the reversal of tax reserves no longer required.

                                ASTRO-MED, INC.

NOTE 6--INCOME TAXES--(CONTINUED)

  The tax effects of temporary differences and carryforwards which gave rise to significant portions of deferred tax assets and liabilities in the accompanying consolidated balance sheets were as follows:

                                                            JANUARY 31,
                                                     ----------------------
                                                        1996        1997
                                                     -----------  ---------
   Deferred Tax Assets:
     Reserves and Accruals Not Yet Deducted for Tax
      Purposes.....................................  $   621,888  $ 684,925
     Unrealized Foreign Currency Losses............      119,086    123,685
     Net Operating Loss Carryforwards..............    1,213,762    666,059
     Other.........................................       95,374     92,166
     Valuation Allowance...........................   (1,213,762)  (666,059)
                                                     -----------  ---------
                                                         836,348    900,776
   Deferred Tax Liabilities:
     Accumulated Tax Depreciation in Excess of Book
      Depreciation.................................      834,754    794,895
     Other.........................................       89,357     81,693
                                                     -----------  ---------
                                                         924,111    876,588
                                                     -----------  ---------
   Net Deferred Tax Liabilities (Assets)...........  $    87,763  $ (24,188)
                                                     ===========  =========

  The total of deferred tax assets, net of other deferred tax liabilities, is included in prepaid expenses and other current assets in the accompanying consolidated balance sheets. The valuation allowance relates to net operating loss carryforwards (approximately $762,000 domestic and $781,000 foreign) expiring through 2007, the future tax benefits of which to be realized are uncertain because they are limited to future annual taxable income of certain subsidiaries. Also, the domestic net operating loss carryforward may only be used at the rate of approximately $345,000 per year.

NOTE 7--LEASES

  There are both capital and operating lease commitments for the Company's facilities and certain machinery and equipment. Following is an analysis of assets which have been under capital leases.

                                                               JANUARY 31,
                                                          ---------------------
                                                             1996       1997
                                                          ---------- ----------
   Real Estate........................................... $4,350,324 $4,354,402
   Machinery and Equipment...............................    100,083    280,924
                                                          ---------- ----------
                                                           4,450,407  4,635,326
   Less Accumulated Amortization.........................  1,433,027  1,562,542
                                                          ---------- ----------
                                                          $3,017,380 $3,072,784
                                                          ========== ==========

                                ASTRO-MED, INC.

NOTE 7--LEASES--(CONTINUED)

  Minimum lease payments under noncancellable leases at January 31, 1997, were as follows:

   YEAR ENDING                                                CAPITAL  OPERATING
   JANUARY 31,                                                 LEASE    LEASES
   -----------                                                -------- ---------
    1998..................................................... $114,273 $326,489
    1999.....................................................  121,315  202,272
    2000.....................................................  117,565  121,218
    2001.....................................................   36,729   78,467
    2002.....................................................      --    74,329
    2003 and Thereafter......................................      --   120,701
                                                              -------- --------
    Net Minimum Lease Payments...............................  389,882 $923,476
                                                                       ========
    Less Amount Representing Interest........................   34,041
                                                              --------
    Current Value of Net Minimum Lease Payments.............. $355,841
                                                              ========

  Total rental expense for fiscal 1995, 1996 and 1997 was $441,097, $481,498 and $425,817, respectively.

NOTE 8--OPERATIONS

  The Company's operations consist of the design, development, manufacture and sale of specialty data printing systems and consumable printer supplies. Business is conducted primarily in two major geographic areas: North America and Europe. Substantially all manufacturing activities are conducted in the United States.

  Sales and service activities outside North America are conducted primarily through wholly-owned entities and, to a lesser extent, through authorized distributors or agents. Transfer prices are intended to produce gross profit margins commensurate with the sales and service effort associated with the product sold. Certain information on a geographic basis for fiscal 1995, 1996 and 1997 is set forth below.

FISCAL 1995                   NORTH AMERICA   EUROPE   ELIMINATIONS  CONSOLIDATED
-----------                   ------------- ---------- ------------  ------------
Net Sales to Unaffiliated
 Customers..................   $33,288,364  $4,944,948               $38,233,312
Transfers between Geographic
 Areas......................     3,529,805             $(3,529,805)
                               -----------  ---------- -----------   -----------
                               $36,818,169  $4,944,948 $(3,529,805)  $38,233,312
                               ===========  ========== ===========   ===========
Operating Income............   $ 2,132,219  $  168,895 $  (136,993)  $ 2,164,121
                               ===========  ========== ===========   ===========
Identifiable Assets.........   $38,861,677  $3,315,617               $42,177,294
                               ===========  ==========               ===========
FISCAL 1996
-----------
Net Sales to Unaffiliated
 Customers..................   $37,311,249  $6,630,062               $43,941,311
Transfers between Geographic
 Areas......................     4,690,824             $(4,690,824)
                               -----------  ---------- -----------   -----------
                               $42,002,073  $6,630,062 $(4,690,824)  $43,941,311
                               ===========  ========== ===========   ===========
Operating Income............   $ 1,224,422  $  299,022 $   (29,647)  $ 1,493,797
                               ===========  ========== ===========   ===========
Identifiable Assets.........   $37,989,186  $4,313,545               $42,302,731
                               ===========  ==========               ===========

                                ASTRO-MED, INC.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONCLUDED)

NOTE 8--OPERATIONS--(CONTINUED)

FISCAL 1997                   NORTH AMERICA   EUROPE   ELIMINATIONS  CONSOLIDATED
-----------                   ------------- ---------- ------------  ------------
Net Sales to Unaffiliated
 Customers..................   $38,289,675  $5,885,458               $44,175,133
Transfers between Geographic
 Areas......................     4,260,847     142,843 $(4,403,690)
                               -----------  ---------- -----------   -----------
                               $42,550,522  $6,028,301 $(4,403,690)  $44,175,133
                               ===========  ========== ===========   ===========
Operating Income............   $ 1,873,249  $  146,309 $   (30,000)  $ 1,989,558
                               ===========  ========== ===========   ===========
Identifiable Assets.........   $40,718,264  $2,603,163               $43,321,427
                               ===========  ==========               ===========

  North America sales as shown above include export sales of $4,904,985 in fiscal 1995, $6,604,317 in fiscal 1996, and $5,812,450 in fiscal 1997.

  No single customer accounted for 10% of net sales in fiscal 1995, 1996 or 1997.

NOTE 9--PROFIT-SHARING PLAN

  Along with the Employee Stock Ownership Plan described in Note 5, the Company has a non-contributory Profit-Sharing Plan which provides retirement benefits to all eligible employees. In addition, the Plan allows participants to defer a portion of their cash compensation and contribute such deferral to the Plan through payroll deductions. The Company makes matching contributions up to specified levels. The deferrals are made within the limits prescribed by
Section 401(k) of the Internal Revenue Code. The Company's former subsidiary, Grass Instrument Co., also had a non-contributory profit-sharing plan which was terminated during fiscal 1996.

  All contributions are deposited into trust funds. It is the policy of the Company to fund any contributions accrued. The Company's annual contribution amounts are determined by the Board of Directors. The Company's contributions paid or accrued amounted to $135,000 for fiscal 1995 and 1996, and $185,000 for fiscal 1997.

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

  The total consideration paid to the shareholders of Grass and Cannon was approximately $10,277,000, of which approximately $4,989,000 was paid by Grass and Cannon from their available funds to repurchase shares from shareholders prior to the merger and approximately $5,288,000 was paid by the Company. The Company used approximately $1,888,000 of funds on hand and borrowed $3,400,000 on a short-term basis from a bank. The Company repaid the bank loan prior to January 31, 1995. The purchase price for Grass and Cannon was determined by negotiation.

  Grass designs, manufactures and sells neurophysiological instrumentation, which comprised an expansion of the Company's existing line of products. The acquisition was accounted for using the purchase method of accounting, and the results of operations of the acquired business are included in the Company's consolidated results beginning with the date of the acquisition.

  On an unaudited pro forma basis, assuming Grass and Cannon had been acquired on February 1, 1994, the Company's consolidated net sales would have been $43,067,095 for fiscal 1995. The pro forma effect on net income and earnings per share is not material. The pro forma results are not necessarily indicative of future operations or the actual results that would have occurred had the acquisition been made at the beginning of fiscal 1995.

                                ASTRO-MED, INC.

          SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                                 BALANCE AT PROVISION                 BALANCE
                                 BEGINNING  CHARGED TO                AT END
     DESCRIPTION                 OF PERIOD  OPERATIONS DEDUCTIONS(2) OF PERIOD
     -----------                 ---------- ---------- ------------- ---------
Allowance for Doubtful
 Accounts(1):
  Year Ended January 31,
    1995........................  145,000    103,670       91,670     157,000
    1996........................  157,000     58,227       58,227     157,000
    1997........................  157,000      2,152      (15,848)    175,000

--------
(1) The allowance for doubtful accounts has been netted against accounts receivable as of the respective balance sheet dates.
(2) Uncollectible accounts written off, net of recoveries.

                    [This Page is Intentionally Left Blank.]