Form 10-Q
period 1997-05-03
ASTRO MED INC /NEW/
filed 1997-06-13
CIK 8146

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended                May 3, 1997
                              _________________________________________

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from             to
                              _____________  _____________

Commission file number                   0-13200
                      __________________________________________________________

                                      Astro-Med, Inc.
________________________________________________________________________________
                  (Exact name of registrant as specified in its charter)


           Rhode Island                                   05-0318215
________________________________________________________________________________
  (State or other jurisdiction of                      (I.R.S. Employer
   incorporation or organization)                     Identification No.)

         600 East Greenwich Avenue, West Warwick, Rhode Island   02893
________________________________________________________________________________
              (Address of principal executive offices)          (Zip Code)

                                (401) 828-4000
________________________________________________________________________________
             (Registrant's telephone number, including area code)

                           ________________________


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes  [X].  No  [_].

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                Common Stock, $.05 Par Value - 4,886,635 shares
                 (excluding treasury shares) as of May 23,1997

                                ASTRO-MED, INC.
                                     INDEX

                                                              Page No.
                                                              --------
Part I.  Financial Information:

  Consolidated Balance Sheets -
    January 31, 1997 and May 3, 1997. ........................   3

  Consolidated Statements of Income -
    Three Months Ended May 4, 1996 and May 3, 1997............   4

  Consolidated Statements of Cash Flows -
    Three Months Ended May 4, 1996 and May 3, 1997............   5

  Notes to Consolidated Financial Statements -
    May 3, 1997...............................................   6

  Management's Discussion and Analysis of Financial
    Condition and Results of Operations.......................   7

Part II. Other Information....................................   8,9

Part I.  FINANCIAL INFORMATION
                                ASTRO-MED, INC.
                     UNAUDITED CONSOLIDATED BALANCE SHEETS

                                              January 31,      May 3,
ASSETS                                            1997          1997
                                              ------------  ------------
                                                            (Unaudited)

CURRENT ASSETS
 Cash and Cash Equivalents..................  $ 6,561,184   $ 7,157,818
 Securities Available for Sale..............    7,099,358     7,185,894
 Accounts Receivable, Net...................    8,311,736     7,698,071
 Inventories................................   10,361,505    10,392,399
 Prepaid Expenses and Other Current Assets..    1,441,505     1,661,549
                                              -----------   -----------
   Total Current Assets.....................   33,775,288    34,095,731

PROPERTY, PLANT AND EQUIPMENT                  17,046,969    17,168,045
 Less Accumulated Depreciation..............   (8,986,149)   (9,342,068)
                                              -----------   -----------
                                                8,060,820     7,825,977
OTHER ASSETS
 Excess of Cost Over Net Assets Acquired....      976,384       967,310
 Other......................................      508,935       782,640
                                              -----------   -----------
                                                1,485,319     1,749,950
                                              -----------   -----------
                                              $43,321,427   $43,671,658
                                              ===========   ===========

  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Accounts Payable...........................  $ 1,614,986   $ 2,041,006
 Accrued Compensation.......................    1,115,026     1,371,972
 Accrued Expenses...........................    1,318,103       899,850
 Income Taxes...............................      819,535       937,950
 Current Maturities of Long-Term Debt.......       97,706        98,860
                                              -----------   -----------
   Total Current Liabilities................    4,965,356     5,349,638

LONG-TERM DEBT, Less Current Maturities.....      258,135       227,706

EXCESS OF NET ASSETS ACQUIRED OVER COST.....      544,199       489,779

DEFERRED INCOME TAXES.......................      794,895       794,895

STOCKHOLDERS' EQUITY
 Preferred Stock, $10 Par Value,
  Authorized 100,000 Shares, None Issued....
 Common Stock, $.05 Par Value, Authorized
  13,000,000 Shares, Issued 5,136,737
  and 5,137,530 Shares, Respectively........      256,837       256,881
 Additional Paid-In Capital.................    5,624,239     5,631,070
 Retained Earnings..........................   32,772,044    33,202,587
 Treasury Stock, at Cost (209,395 Shares
  and 250,895 Shares, Respectively).........   (1,804,986)   (2,118,821)
 Cumulative Translation Adjustment..........      (76,649)     (131,747)
 Net Unrealized (Loss) on Securities
  Available for Sale........................      (12,643)      (30,330)
                                              -----------   -----------
                                               36,758,842    36,809,640
                                              -----------   -----------
                                              $43,321,427   $43,671,658
                                              ===========   ===========


                                ASTRO-MED, INC.
                  UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

                                                   Three Months Ended
                                                -------------------------
                                                   May 4,        May 3,
                                                    1996          1997
                                                -----------   -----------

Net Sales...................................... $10,489,822   $11,706,507
Cost of Sales..................................   6,531,526     7,202,596
                                                -----------   -----------
Gross Profit...................................   3,958,296     4,503,911

Costs and Expenses:
  Selling, General and Administrative..........   3,351,265     3,139,098
  Research and Development.....................     605,921       709,328
                                                -----------   -----------
                                                  3,957,186     3,848,426
                                                -----------   -----------

Operating Income...............................       1,110       655,485

Other Income (Expense):
  Investment Income............................     519,039       194,199
  Interest Expense.............................      (3,955)       (3,239)
  Other, Net...................................      17,917       (24,018)
                                                -----------   -----------
                                                    533,001       166,942
                                                -----------   -----------

Income before Income Taxes.....................     534,111       822,427
Provision for Income Taxes.....................     (91,000)     (244,055)
                                                -----------   -----------
Net Income..................................... $   443,111   $   578,372
                                                ===========   ===========

Earnings Per Common Share......................        $.09          $.12
                                                ===========   ===========
Weighted Average Number of Common and Common
  Equivalent Shares Outstanding................   5,038,008     4,964,505
                                                ===========   ===========

Dividends Declared Per Common Share............        $.03          $.04
                                                ===========   ===========

                                ASTRO-MED, INC.
                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                      Three Months Ended
                                                   ------------------------
                                                       May 4,       May 3,
                                                        1996         1997
                                                   -----------  -----------

Cash Flows from Operating Activities:
  Net Income.....................................  $  443,111   $  578,372
  Adjustments to Reconcile Net Income to Net
      Cash Provided by Operating Activities:
      Depreciation and Amortization..............     204,006      310,573
      Gain on Sale of Investment.................    (416,090)
      Other......................................                  (72,785)
      Changes in Assets and Liabilities:
        Accounts Receivable......................   1,670,259      613,665
        Inventories..............................    (171,833)     (30,894)
        Other....................................       9,034     (580,285)
        Accounts Payable and Accrued Expenses....    (189,403)     264,713
        Income Taxes.............................      52,787      118,415
                                                   ----------   ----------
          Total Adjustments......................   1,158,760      623,402
    Net Cash Provided by
      Operating Activities.......................   1,601,871    1,201,774

Cash Flows from Investing Activities:
  Proceeds from Sales of Securities
    Available for Sale...........................   1,487,684
  Purchases of Securities Available
    for Sale.....................................     (77,216)
  Proceeds from Sale of Building.................     515,935
  Additions to Property, Plant and Equipment.....    (146,150)    (121,076)
                                                   ----------   ----------
    Net Cash Provided by
      Investing Activities.......................   1,780,253     (121,076)

Cash Flows from Financing Activities:
  Payments of Long-Term Debt.....................     (25,000)     (29,275)
  Proceeds from Common Shares Issued
    Under Employee Benefit Plans.................      15,933        6,875
  Purchases of Treasury Stock....................    (434,379)    (313,835)
  Dividends Paid.................................    (150,065)    (147,829)
                                                   ----------   ----------
    Net Cash (Used) by Financing Activities......    (593,511)    (484,064)

Net Increase in Cash and Cash
  Equivalents....................................   2,788,613      596,634
Cash and Cash Equivalents,
  Beginning of Period............................   2,033,713    6,561,184
                                                   ----------   ---------

Cash and Cash Equivalents, End of Period.........  $4,822,326   $7,157,818
                                                   ==========   ==========

Supplemental Disclosures of Cash Flow
  Information:
    Cash Paid During the Period for:
      Interest...................................  $    8,643   $    7,099
      Income Taxes...............................  $   38,224   $   33,456
                                                   ==========   ==========

                                ASTRO-MED, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  May 3, 1997


Note 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    (a) The accompanying financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments which, in the opinion of management, are necessary for a fair statement of the results of the interim periods presented. These financial statements do not include all disclosures associated with annual financial statements and, accordingly, should be read in conjunction with footnotes contained in the Company's annual report on Form 10-K for the year ended January 31, 1997.

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

        Pro-Forma basic and diluted earnings per share had the Company adopted SFAS No. 128 for the first quarter of fiscal year 1997 were equal to $.09.

        Pro-Forma basic and diluted earnings per share had the Company adopted SFAS No. 128 for the first quarter of fiscal year 1998 were equal to $.12.

Note 2 - INVENTORIES

        Inventories are stated at the lower of cost (first-in, first-out) or market and include material, labor and manufacturing overhead. The components of inventories were as follows:


                                January 31,           May 3
                                   1997                1997
                               -----------          -----------

     Materials and Supplies..  $ 5,558,216          $ 5,732,069
     Work-In-Process.........      779,337              933,770
     Finished Goods..........    4,023,952            3,726,560
                               -----------          -----------
                               $10,361,505          $10,392,399
                               ===========          ===========


                                ASTRO-MED, INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

Results of Operations:
----------------------

     Net Sales rose 12% in the first quarter over the prior year's first quarter. The increase was due to an 18% increase over the prior year in the domestic channels. International sales declined 5% from last year as the strength of the US dollar tempered the local currency growth realized in our European markets. All three product groups reported sales increments with the Barcode and Grass Products Groups posting single digit growth rates and the Core Products Group reporting double digit growth rates.

     Gross Profit percentages were 39% in the first quarter as compared to 38% in the prior year first quarter. The improved percentage was the result of an improved mix of sales of higher margin products as well as the sales volume itself which increased the factory overhead absorption rate.

     Selling, Research & Development and General & Administrative expenses declined 3% from last year's first quarter. These operating expenses consumed 33% of the first quarter's sales as compared to last year's rate of 38%. Most of the reduction in spending results from lower professional fees.

     The Company's Other Income was lower this year than last year's first quarter. The decrease results from a one time gain reported last year from the sale of the Company's investment position in a limited partnership.


Financial Condition:
-------------------

     The Company's Assets increased 1% in the quarter. Working Capital dollars declined slightly in the quarter to $28,745,000. Cash and Cash Equivalents rose $597,000 to $7,158,000 at quarter's end. Accounts Receivable decreased 7% to $7,698,000, whereas Inventories were virtually flat at $10,392,000. Long Term Debt representing capital lease obligations decreased by $30,000 in accordance with the pay down schedule of these agreements.

     The Company purchased 41,500 shares of its Common Stock during the quarter in accordance with its Common Stock repurchase plan. Shareholders' Equity increased by 3% during the period to $36,809,000 at the quarter's end.

PART II.  OTHER INFORMATION

Item 4.   Results of Votes of Security Holders

    An Annual Meeting of Shareholders of the registrant was held May 20, 1997. A proposed stock option plan was presented to the shareholders for their approval. Also, shareholders were asked to elect a Board of Directors to serve until the next Annual Meeting of Shareholders or until their successors are elected and qualified.

    The Company's 1997 Incentive Stock Option Plan was approved by the following vote: For--3,541,689; Against--71,559; Abstain--47,151.

    In an uncontested election, nominees for directors were elected by the following votes:


Name of Nominee             Votes     Votes
for Director                 For     Withheld
------------------------  ---------  --------
    Albert W. Ondis       4,644,638    11,739
    Everett V. Pizzuti    4,646,088    10,289
    Jacques V. Hopkins    4,645,638    10,739
    Hermann Viets         4,646,088    10,289
    Neil K. Robertson     4,646,088    10,289


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

                                         ASTRO-MED, INC.
                                          (Registrant)


Date:  May 20, 1997              By ____________________________
                                         A. W. Ondis, Chairman
                                    (Principal Executive Officer)


Date:  May 20, 1997              By ____________________________
                                      Joseph P. O'Connell, Vice
                                       President and Treasurer
                                    (Principal Financial Officer)

SAFE HARBOR STATEMENT

    Statements which are not historical facts including statements about our expectations on new and existing products and opportunities, market growth, demand and acceptance of new and existing products are forward looking statements that involve risks and uncertainties. Those uncertainties include but are not limited to product demand and market acceptance risks; the impact of competitive products and pricing; delays or difficulties in developing, producing, testing and selling new products and technologies; capacity and supply constraints or difficulties; trade, legal, social and economic risks such as licensing, and trade restrictions, including those affecting international trade; and other risk factors listed from time to time in the Company's SEC reports including but not limited to the report on Form 10-Q for the quarter ended May 3, 1997.