Form 10-Q
period 1997-08-02
ASTRO MED INC /NEW/
filed 1997-09-09
CIK 8146

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended                 August 2, 1997
                              -------------------------------------------------
                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

                           ________________________


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     Yes  [X].   [No].

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Common Stock, $.05 Par Value - 4,813,954 shares
              (excluding treasury shares) as of September 8, 1997

                                ASTRO-MED, INC.
                                     INDEX

                                                             Page No.
                                                             --------
Part I.  Financial Information:

Consolidated Balance Sheets -
 January 31, 1997 and August 2, 1997..........................   3

Consolidated Statements of Income -
 Three Months Ended August 3, 1996 and August 2, 1997.........   4

Consolidated Statements of Income -
 Six Months Ended August 3, 1996 and August 2, 1997...........   5

Consolidated Statements of Cash Flows -
 Six Months Ended August 3, 1996 and August 2, 1997...........   6

Notes to Consolidated Financial Statements -
 August 2, 1997...............................................   7

Management's Discussion and Analysis of Financial
 Condition and Results of Operations..........................  8,9

Part II.  Other Information................................... 10,11

Part I.  FINANCIAL INFORMATION

                                ASTRO-MED, INC.
                     UNAUDITED CONSOLIDATED BALANCE SHEETS

                                               January 31,    August 2,
                     ASSETS                       1997          1997
                                                             (Unaudited)

CURRENT ASSETS
 Cash and Cash Equivalents..................  $ 6,561,184   $ 6,832,573
 Securities Available for Sale..............    7,099,358     7,318,876
 Accounts Receivable, Net...................    8,311,736     7,037,331
 Inventories................................   10,361,505    10,564,998
 Prepaid Expenses and Other Current Assets..    1,441,505     1,673,457
                                              -----------   -----------
   Total Current Assets.....................   33,775,288    33,427,235

PROPERTY, PLANT AND EQUIPMENT...............   17,046,969    17,550,487
 Less Accumulated Depreciation..............   (8,986,149)   (9,665,708)
                                              -----------   -----------
                                                8,060,820     7,884,779

OTHER ASSETS
 Excess of Cost Over Net Assets Acquired....      976,384       958,234
 Other......................................      508,935       784,313
                                              -----------   -----------
                                                1,485,319     1,742,547
                                              -----------   -----------
                                              $43,321,427    43,054,561
                                              ===========   ===========

    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Accounts Payable...........................  $ 1,614,986   $ 2,543,012
 Accrued Compensation.......................    1,115,026     1,168,546
 Accrued Expenses...........................    1,318,103     1,016,467
 Income Taxes...............................      819,535       301,232
 Current Maturities of Long-Term Debt.......       97,706       150,628
                                              -----------   -----------
   Total Current Liabilities................    4,965,356     5,179,885

LONG-TERM DEBT, Less Current Maturities.....      258,135       316,135

EXCESS OF NET ASSETS ACQUIRED OVER COST.....      544,199       435,359

DEFERRED INCOME TAXES.......................      794,895       794,895

STOCKHOLDERS' EQUITY
 Preferred Stock, $10 Par Value,
  Authorized 100,000 Shares, None Issued....
 Common Stock, $.05 Par Value, Authorized
  13,000,000 Shares, Issued 5,136,737
  and 5,138,507 Shares, Respectively........      256,837       256,925
 Additional Paid-In Capital.................    5,624,239     5,638,220
 Retained Earnings..........................   32,772,044    33,145,777
 Treasury Stock, at Cost (209,395 Shares
  and 291,895 Shares, Respectively).........   (1,804,986)   (2,530,196)
 Cumulative Translation Adjustment..........      (76,649)     (169,702)
 Net Unrealized (Loss) on Securities
  Available for Sale........................      (12,643)      (12,737)
                                              -----------   -----------
                                               36,758,842    36,328,287
                                              -----------   -----------
                                              $43,321,427   $43,054,561
                                              ===========   ===========

                                ASTRO-MED, INC.
                  UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

                                                    Three Months Ended
                                                    ------------------
                                                  August 3,     August 2,
                                                    1996          1997
                                                    ----          ----

Net Sales...................................... $11,178,773   $10,676,531
Cost of Sales..................................   6,775,828     6,675,149
                                                -----------   -----------
Gross Profit...................................   4,402,945     4,001,382

Costs and Expenses:
 Selling, General and Administrative...........   3,131,111     3,250,544
 Research and Development......................     597,592       697,369
                                                -----------   -----------
                                                  3,728,703     3,947,913
                                                -----------   -----------

Operating Income...............................     674,242        53,469

Other Income (Expense):
 Investment Income.............................     151,669       200,718
 Interest Expense..............................      (3,958)      (10,055)
 Other, Net....................................      17,515       (64,462)
                                                -----------   -----------
                                                    165,226       126,201
                                                -----------   -----------

Income before Income Taxes.....................     839,468       179,670
Provision for Income Taxes.....................     253,000        42,000
                                                -----------   -----------

Net Income..................................... $   586,468   $   137,670
                                                ===========   ===========

Earnings Per Common Share......................        $.12          $.03
                                                       ====          ====
Weighted Average Number of Common and Common
 Equivalent Shares Outstanding.................   5,031,192     4,927,211
                                                ===========  ============

Divividends Declared Per Common Share..........        $.03          $.04
                                                       ====          ====

                                ASTRO-MED, INC.
                  UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

                                                    Six Months Ended
                                                    ----------------
                                                 August 3,      August 2,
                                                   1996           1997
                                                   ----           ----

Net Sales...................................... $21,668,594    $22,383,036
Cost of Sales..................................  13,307,354     13,877,745
                                                -----------    -----------
Gross Profit...................................   8,361,240      8,505,291

Costs and Expenses:
 Selling, General and Administrative...........   6,482,377      6,389,643
 Research and Development......................   1,203,507      1,406,696
                                                -----------    -----------
                                                  7,685,884      7,796,339
                                                -----------    -----------

Operating Income...............................     675,356        708,952

Other Income (Expense):
 Investment Income.............................     670,708        394,918
 Interest Expense..............................      (7,913)       (13,294)
 Other, Net....................................      35,433        (88,480)
                                                -----------    -----------
                                                    698,228        293,144
                                                -----------    -----------

Income before Income Taxes.....................   1,373,584      1,002,096
Provision for Income Taxes.....................     344,000        286,055
                                                -----------    -----------

Net Income .................................... $ 1,029,584    $   716,041
                                                ===========    ===========

Earnings Per Common Share......................        $.20           $.15
                                                       ====           ====
Weighted Average Number of Common and Common
 Equivalent Shares Outstanding.................   5,034,633      4,939,486
                                                ===========    ===========

Dividends Declared Per Common Share............        $.06           $.08
                                                       ====           ====

                                ASTRO-MED, INC.
                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                   Six Months Ended
                                                   ----------------
                                                 August 3,     August 2,
                                                   1996          1997
                                                   ----          ----

Cash Flows from Operating Activities:
    Net Income................................. $1,029,584    $  716,041
    Adjustments to Reconcile Net Income to Net
      Cash Provided by Operating Activities:
      Depreciation and Amortization............    455,432       588,869
      Gain on Sale of Investment...............   (416,090)
      Other....................................                  (93,147)
      Changes in Assets and Liabilities:
        Accounts Receivable....................    806,853     1,274,405
        Inventories............................    859,510      (203,493)
        Other..................................   (352,201)      308,308
        Accounts Payable and Accrued Expenses..   (205,830)      679,910
        Income Taxes...........................    295,768      (518,303)
                                                ----------    ----------
         Total Adjustments.....................  1,443,442     2,036,549
     Net Cash Provided by
      Operating Activities.....................  2,473,026     2,752,590

Cash Flows from Investing Activities:
    Proceeds from Sales of Securities
     Available for Sale........................  1,487,684       167,018
    Purchases of Securities Available
     for Sale..................................   (146,313)   (1,202,173)
    Proceeds from Sale of Building.............    515,935
    Additions to Property, Plant and
      Equipment................................   (425,966)     (303,517)
                                                ----------    ----------
     Net Cash Provided by
      Investing Activities.....................  1,431,340    (1,338,672)
Cash Flows from Financing Activities:
    Payments of Long-Term Debt.................    (50,000)      (89,078)
    Proceeds from Common Shares Issued
     Under Employee Benefit Plans..............     43,137        14,069
    Purchases of Treasury Stock................   (429,567)     (725,210)
    Dividends Paid.............................   (299,440)     (342,310)
                                                ----------    ----------
     Net Cash (Used) by Financing Activities...   (735,870)   (1,142,529)

Net Increase in Cash and Cash
    Equivalents................................  3,168,496       271,389
Cash and Cash Equivalents, Beginning
 of Period.....................................  2,033,713     6,561,184
                                                ----------    ----------

Cash and Cash Equivalents, End of Period......  $5,202,209    $6,832,573
                                                ==========    ==========
Supplemental Disclosures of Cash Flow
    Information:
     Cash Paid During the Period for:
      Interest................................. $   24,410    $   19,858
      Income Taxes............................. $   48,714    $  600,956
     Other Non-Cash Transactions:
      Acquisition of Leased Equipment..........               $  200,000


                                ASTRO-MED, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                August 2, 1997

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

         Pro-Forma basic and diluted earnings per share had the Company adopted SFAS No. 128 for the second quarter of fiscal year 1997 would have been $.12. Pro-Forma basic and diluted earnings per share had the Company adopted SFAS No. 128 for the six month period of fiscal year 1997 would have been $.20 and $.21, respectively.

         Pro-Forma basic and diluted earnings per share had the Company adopted SFAS No. 128 for the second quarter of fiscal year 1998 would have been $.03. Pro-Forma basic and diluted earnings per share had the Company adopted SFAS No. 128 for the six month period of fiscal year 1998 would have been $.15.

Note 2 - INVENTORIES

     Inventories are stated at the lower of cost (first-in, first-out) or market and include material, labor and manufacturing overhead. The components of inventories were as follows:



                                           January 31,   August 2,
                                              1997         1997
                                              ----         ----
               Materials and Supplies..   $ 5,558,216  $ 5,866,270
               Work-In-Process.........       779,337    1,088,201
               Finished Goods..........     4,023,952    3,610,527
                                          -----------  -----------
                                          $10,361,505  $10,564,998
                                          ===========  ===========


                                ASTRO-MED, INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

Results of Operations:
- ----------------------

     Second quarter net sales of $10,677,000 were lower than the prior year's second quarter by 5%. The decrease was primarily due to the Company's international channel which had a 20% decline from last year's second quarter net sales. The strong US dollar adversely affected international net sales dollars although unit volumes in France, England and Asia were also down from last year. Domestically, net sales rose 2% over last year's second quarter. A sales profile by product group indicates Bar Code/Label Printer Products and Grass Products reported single digit growth rates and Core Products reported a 13% decline from last year's second quarter. For the six-month period, the Company's net sales are $22,383,000 reflecting a 3% increase over the prior year's net sales for the same period. The sales results by channel are mixed with domestic volumes being up 9% over the prior year while international sales are behind last year by 13%.

     Gross Profit Margins reached 38% in the second quarter as compared to 39% in last year's second quarter. The lower gross margin percentage is due to an unabsorbed factory overhead stemming from the lower sales volume. The six-month period has a similar profile with gross profit margins of 38% compared with last year's gross profit margins of 39%.

     Operating Expenses of $3,948,000 rose 6% from last year's second quarter level and were 3% higher than this year's first quarter. The increase in spending was due to additions in field sales personnel and Research & Development expenditures. General & Administrative spending was 10% lower than last year's second quarter and 11% lower than the first quarter. After six months, Operating Expenses are $7,797,000, a 1% increment over the prior year level. Selling and R & D expenses were up 5% and 17%, respectively, and G & A spending was 20% lower than last year.

     Second quarter other income, net of $126,000 which is net of currency exchange loss of $92,000 was lower than last year's second quarter by $38,000. Other income, net was $293,000 as compared to last year's $698,000 for the first two quarters. The difference results from last year's gain of $416,000 realized on the sale of a partnership interest from the Company's investment portfolio.

Financial Condition:
- --------------------

     On the Balance Sheet, Assets rose 1% from the previous year. Cash and Marketable Securities increased 18% to $14,151,000 while the Company's working capital dollars remained flat at $28,247,000. Capital Expenditures were $398,000 during the second quarter with the primary investment being a capital lease associated with the purchase of application software for the Company's Information Technology architecture. The Company continued its stock repurchase plan by purchasing 41,000 shares during the second quarter.
The Company's Shareholders' Equity balance rose slightly from a year ago to $36,328,000 while the Company's book value per common share rose 3% to $7.50 at the end of the second quarter.

     Cash Flow decreased $325,000 during the second quarter as an outgrowth of the lower earnings and the disbursements made for Treasury Stock, $411,000 and Dividends, $196,000. For the six-month period of the current fiscal year, the Company's cash flow has increased $272,000.

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

                                           ASTRO-MED, INC.
                                           (Registrant)



Date:  September 8, 1997             By /s/ A. W. Ondis
                                        ____________________________
                                        A. W. Ondis, Chairman
                                        (Principal Executive Officer)



Date:  September 8, 1997             By /s/ Joseph P. O'Connell
                                        _____________________________
                                        Joseph P. O'Connell, Vice
                                        President and Treasurer
                                        (Principal Financial Officer)

SAFE HARBOR STATEMENT

     Statements which are not historical facts including statements about our expectations on new and existing products and opportunities, market growth, demand and acceptance of new and existing products are forward looking statements that involve risks and uncertainties. Those uncertainties include but are not limited to product demand and market acceptance risks; the impact of competitive products and pricing; delays or difficulties in developing, producing, testing and selling new products and technologies; capacity and supply constraints or difficulties; trade, legal, social and economic risks such as licensing, and trade restrictions, including those affecting international trade; and other risk factors listed from time to time in the Company's SEC reports including but not limited to the report on Form 10-Q for the quarter ended August 2, 1997.