Form 10-Q
period 1997-11-01
ASTRO MED INC /NEW/
filed 1997-12-09
CIK 8146

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended       November 1, 1997
                              -------------------------------------------

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                   to
                              -----------------     -----------------

Commission file number                   0-13200
                      ---------------------------------------------------


                                Astro-Med, Inc.
-------------------------------------------------------------------------
       (Exact name of registrant as specified in its charter)


        Rhode Island                                05-0318215
-------------------------------------------------------------------------
(State or other jurisdiction of                (I.R.S. Employer
 incorporation or organization)                 Identification No.)


 600 East Greenwich Avenue, West Warwick, Rhode Island        02893
-------------------------------------------------------------------------
 (Address of principal executive offices)                   (Zip Code)


                                (401) 828-4000
-------------------------------------------------------------------------
             (Registrant's telephone number, including area code)


                           -------------------------


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

                Common Stock, $.05 Par Value - 4,809,904 shares
                (excluding treasury shares) as of December 2, 1997

                                ASTRO-MED, INC.
                                     INDEX

                                                              Page No.
                                                              --------
Part I.  Financial Information:

Consolidated Balance Sheets -
 January 31, 1997 and November 1, 1997........................   3

Consolidated Statements of Income -
 Three Months Ended November 2, 1996 and November 1, 1997.....   4

Consolidated Statements of Income -
 Nine Months Ended November 2, 1996 and November 1, 1997......   5

Consolidated Statements of Cash Flows -
 Nine Months Ended November 2, 1996 and November 1, 1997......   6

Notes to Consolidated Financial Statements -
 November 1, 1997.............................................   7

Management's Discussion and Analysis of Financial
 Condition and Results of Operations..........................   8,9

Part II.  Other Information...................................   10

Part I.  FINANCIAL INFORMATION
                                ASTRO-MED, INC.
                     UNAUDITED CONSOLIDATED BALANCE SHEETS

                                                 January 31,   November 1,
                 ASSETS                             1997         1997
                                                    ----         ----
                                                              (Unaudited)
CURRENT ASSETS
  Cash and Cash Equivalents..................   $ 6,561,184   $ 6,485,277
  Securities Available for Sale..............     7,099,358     7,437,510
  Accounts Receivable, Net...................     8,311,736     8,206,339
  Inventories................................    10,361,505    10,199,655
  Prepaid Expenses and Other Current Assets..     1,441,505     1,346,758
                                                -----------   -----------
    Total Current Assets.....................    33,775,288    33,675,539

PROPERTY, PLANT AND EQUIPMENT                    17,046,969    17,957,665
  Less Accumulated Depreciation..............    (8,986,149)  (10,057,557)
                                                -----------   -----------
                                                  8,060,820     7,900,108
OTHER ASSETS
  Excess of Cost Over Net Assets Acquired....       976,384       949,159
  Other......................................       508,935       785,668
                                                -----------   -----------
                                                  1,485,319     1,734,827
                                                -----------   -----------
                                                $43,321,427    43,310,474
                                                ===========   ===========

      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts Payable...........................   $ 1,614,986   $ 2,495,317
  Accrued Compensation.......................     1,115,026     1,163,211
  Accrued Expenses...........................     1,318,103     1,283,114
  Income Taxes...............................       819,535       360,620
  Current Maturities of Long-Term Debt.......        97,706       150,628
                                                -----------   -----------
    Total Current Liabilities................     4,965,356     5,452,890

LONG-TERM DEBT, Less Current Maturities......       258,135       285,873

EXCESS OF NET ASSETS ACQUIRED OVER COST......       544,199       380,939

DEFERRED INCOME TAXES........................       794,895       794,895

STOCKHOLDERS' EQUITY
  Preferred Stock, $10 Par Value,
   Authorized 100,000 Shares, None Issued....
  Common Stock, $.05 Par Value, Authorized
   13,000,000 Shares, Issued 5,136,737
   and 5,139,495 Shares, Respectively........       256,837       256,975
  Additional Paid-In Capital.................     5,624,239     5,642,368
  Retained Earnings..........................    32,772,044    33,451,461
  Treasury Stock, at Cost (209,395 Shares
   and 329,895 Shares, Respectively).........    (1,804,986)   (2,851,695)
  Cumulative Translation Adjustment..........       (76,649)     (102,561)
  Net Unrealized (Loss) on Securities
   Available for Sale........................       (12,643)         (671)
                                                -----------   -----------
                                                 36,758,842    36,395,877
                                                -----------   -----------
                                                $43,321,427   $43,310,474
                                                ===========   ===========

                                ASTRO-MED, INC.
                  UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

                                                   Three Months Ended
                                                   ------------------
                                                November 2,   November 1,
                                                   1996          1997
                                                   ----          ----

Net Sales....................................   $11,110,514   $11,344,294
Cost of Sales.................................    6,572,197     6,857,626
                                                -----------   -----------
Gross Profit..................................    4,538,317     4,486,668

Costs and Expenses:
 Selling, General and Administrative..........    3,017,702     3,383,091
 Research and Development.....................      643,092       668,924
                                                -----------   -----------
                                                  3,660,794     4,052,015


Operating Income..............................      877,523       434,653

Other Income (Expense):
 Investment Income............................      157,489       211,241
 Interest Expense.............................       (3,349)       (7,546)
 Other, Net...................................       41,665        84,040
                                                -----------   -----------
                                                    195,805       287,735
                                                -----------   -----------

Income before Income Taxes....................    1,073,328       722,388
Provision for Income Taxes....................      389,620       223,945
                                                -----------   -----------
Net Income....................................   $  683,708   $   498,443
                                                ===========   ===========

Earnings Per Common Share.....................         $.14          $.10
                                                       ====          ====
Weighted Average Number of Common and Common
 Equivalent Shares Outstanding................    5,014,191     4,896,071
                                                 ==========   ===========
Dividends Declared Per Common Share...........         $.03          $.04
                                                       ====          ====



                                ASTRO-MED, INC.
                  UNAUDITED CONSOLIDATED STATEMENTS OF INCOME


                                                     Nine Months Ended
                                                     -----------------
                                                 November 2,    November 1,
                                                    1996           1997
                                                    ----           ----
Net Sales....................................    $32,779,109    $33,727,329
Cost of Sales................................     19,879,552     20,735,370
                                                 -----------    -----------
Gross Profit.................................     12,899,557     12,991,959

Costs and Expenses:
 Selling, General and Administrative.........      9,500,079      9,772,735
 Research and Development....................      1,846,599      2,075,620
                                                 -----------    -----------
                                                  11,346,678     11,848,355

Operating Income.............................      1,552,879      1,143,604

Other Income (Expense):
 Investment Income...........................        828,197        606,159
 Interest Expense............................        (15,366)       (20,840)
 Other, Net..................................         81,200         (4,440)
                                                 -----------    -----------
                                                     894,031        580,879
                                                 -----------    -----------

Income before Income Taxes...................      2,446,910      1,724,483
Provision for Income Taxes...................        733,620        510,000
                                                 -----------    -----------
Net Income ..................................    $ 1,713,290    $ 1,214,483
                                                 ===========    ===========

Earnings Per Common Share....................           $.34           $.25
                                                        ====           ====
Weighted Average Number of Common and Common
 Equivalent Shares Outstanding...............      5,025,371      4,919,601
                                                 ===========    ===========

Dividends Declared Per Common Share..........           $.09           $.12
                                                        ====           ====

                                ASTRO-MED, INC.
                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                          Nine Months Ended
                                                          -----------------
                                                       November 2,    November 1,
                                                         1996           1997
                                                         ----           ----

Cash Flows from Operating Activities:
    Net Income......................................  $1 ,713,290   $ 1,214,483
    Adjustments to Reconcile Net Income to Net
      Cash Provided by Operating Activities:
      Depreciation and Amortization.................      703,175       935,373
      Gain on Sale of Investment....................     (416,090)
      Other.........................................                    (13,940)
      Changes in Assets and Liabilities:
        Accounts Receivable.........................       60,389       105,397
        Inventories.................................      904,664       161,850
        Other.......................................      (95,881)     (284,263)
        Accounts Payable and Accrued Expenses.......      535,791       893,529
        Income Taxes................................      639,613      (458,915)
                                                      -----------   -----------
           Total Adjustments........................    2,331,661     1,339,031
     Net Cash Provided by
      Operating Activities..........................    4,044,951     2,553,514

Cash Flows from Investing Activities:
    Proceeds from Sales of Securities
     Available for Sale.............................    1,487,684     2,335,200
    Purchases of Securities Available
     for Sale.......................................     (282,669)   (2,571,075)
    Proceeds from Sale of Building..................      515,935
    Additions to Property, Plant and Equipment......     (649,455)     (710,696)
                                                      -----------   -----------
     Net Cash Provided by
      Investing Activities..........................    1,071,495      (946,571)

Cash Flows from Financing Activities:
    Payments of Long-Term Debt......................      (50,000)     (119,339)
    Proceeds from Common Shares Issued
     Under Employee Benefit Plans...................       62,084        18,267
    Purchases of Treasury Stock.....................     (565,942)   (1,046,709)
    Dividends Paid..................................     (457,359)     (535,069)
                                                      -----------   -----------
     Net Cash (Used) by Financing Activities........   (1,011,217)   (1,682,850)

Net Increase in Cash and Cash
    Equivalents.....................................    4,105,229       (75,907)
Cash and Cash Equivalents, Beginning of Period......    2,033,713     6,561,184
                                                      -----------   -----------
Cash and Cash Equivalents, End of Period............  $ 6,138,942   $ 6,485,277
                                                      ===========   ===========

Supplemental Disclosures of Cash Flow
    Information:
     Cash Paid During the Period for:
      Interest......................................  $    24,477   $    25,061
      Income Taxes..................................  $    69,855   $   751,437
     Other Non-Cash Transactions:
      Acquisition of Leased Equipment...............                $   200,000


                                ASTRO-MED, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               November 1, 1997

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

         Pro-Forma basic and diluted earnings per share had the Company adopted SFAS No. 128 for the third quarter of fiscal year 1997 would have been $.14. Pro-Forma basic and diluted earnings per share had the Company adopted SFAS No. 128 for the nine month period of fiscal year 1997 would have been $.34.

         Pro-Forma basic and diluted earnings per share had the Company adopted SFAS No. 128 for the third quarter of fiscal year 1998 would have been $.10. Pro-Forma basic and diluted earnings per share had the Company adopted SFAS No. 128 for the nine month period of fiscal year 1998 would have been $.25.

Note 2 - INVENTORIES

     Inventories are stated at the lower of cost (first-in, first-out) or market and include material, labor and manufacturing overhead. The components of inventories were as follows:

                                January 31,  November 1,
                                   1997         1997
                                   ----         ----
     Materials and Supplies..  $ 5,558,216  $ 5,449,024
     Work-In-Process.........      779,337    1,069,655
     Finished Goods..........    4,023,952    3,680,976
                               -----------  -----------
                               $10,361,505  $10,199,655
                               ===========  ===========

                                ASTRO-MED, INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


Results of Operations:
---------------------

    Sales in the 3rd quarter of $11,344,000 increased 2% over last year's 3rd quarter. The increase was confined to our domestic channels which saw volume growth of 10% over the prior year's 3rd quarter sales. International sales showed mixed results with sales volume from our European and Canadian branches up 2% over last year, while sales volume from our export channels were behind last year by 42%. The lower sales volume from the export channel is traceable primarily to soft demand in the Asian and Pacific Rim markets.

    Product line performance reflects 9% sales growth in the QLS [Quick Label Systems] division which includes the CQL-4 Color Printer, and 15% sales growth in the Grass Instrument Products division, driven primarily by the Heritage digital EEG and PSG Systems sales. Sales volume in the Core Products line was down 7% from last year's 3rd quarter level.

    After nine months, current fiscal year sales of $33,727,000 are ahead of last year by 3%. Domestic sales are up 10% while international sales are down 15% from the prior year's nine month volume.

    Gross profit was $4,487,000 in the 3rd quarter or a 40% margin. The result was below last year's 3rd quarter margin of 41% due to a combination of product mix and factory related expenses. After nine months, gross profit of $12,992,000 is virtually flat with last year and gross profit margins at 39% are comparable to last year's level of 39%.

    Operating expenses were $4,052,000 during the 3rd quarter, an increase of 11% over last year's 3rd quarter. The increase reflects the investment the Company continues to make in expanding its field sales personnel as well as its commitment to new product development through R & D funding.

    After nine months, operating expenses are $11,848,000, higher by 4% over the prior year's nine month result. This year's spending has selling & marketing up 7%, R & D up 12% and G & A down 9% from last year's results.

    Other income, net, for the 3rd quarter was $288,000, a 47% increase over last year's 3rd quarter. The improvement stems from additional interest and dividend income as well as gains related to foreign currency valuations. On a year to date basis, other income, net, is $581,000 as compared to last year's $894,000. The primary reason for the difference is a $416,000 gain realized on the sale of a partnership interest during the 1st quarter of the prior fiscal year.

    Income taxes for the 3rd quarter were at a rate of 31% as compared to last year's 36% rate in the 3rd quarter. For the nine month period, this year's provision for income taxes was 30% and matched last year's rate.

Financial Condition:
-------------------

    On the Balance Sheet total assets of $43,310,000 are flat with the previous fiscal year-end. During the nine months, Cash and marketable securities have risen by $262,000 to $13,923,000. Working capital levels excluding cash and marketable securities declined 6% to $14,300,000, while the Company's current ratio remained strong at 6.2 to 1.

    Capital expenditures this year are $711,000 and are mostly related to investments in machinery and equipment, building renovations and information technology improvements.

    During the 3rd quarter the Company purchased an additional 43,000 shares of common stock under its Stock Repurchase Plan. To date, the Company has purchased 126,000 shares of treasury stock at an aggregate cost of $1,047,000. The Shareholders' Equity investment rose nominally from the 2nd quarter to $36,396,000 at quarter's end resulting in a book value of $7.43 per share.



Safe Harbor Statement:
---------------------

    Statements which are not historical facts including statements about our expectations on new and existing products and opportunities, market growth, demand and acceptance of new and existing products are forward looking statements that involve risks and uncertainties. Those uncertainties include but are not limited to product demand and market acceptance risks; the impact of competitive products and pricing; delays or difficulties in developing, producing, testing and selling new products and technologies; capacity and supply constraints or difficulties; trade, legal, social and economic risks such as licensing, and trade restrictions, including those affecting international trade; and other risk factors listed from time to time in the Company's SEC reports including but not limited to the report on Form 10-Q for the quarter ended November 1, 1997.

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

                                           ASTRO-MED, INC.
                                            (Registrant)



Date:  December 2, 1997          By  /s/ A. W. Ondis
                                    -----------------------------
                                     A. W. Ondis, Chairman
                                     (Principal Executive Officer)



Date:  December 2, 1997          By  /s/ Joseph P. O'Connell
                                    -----------------------------
                                     Joseph P. O'Connell, Vice
                                     President and Treasurer
                                     (Principal Financial Officer)