Form 10-K405
period 1998-01-31
ASTRO MED INC /NEW/
filed 1998-04-20
CIK 8146

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-K

                               ----------------


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934]

FOR THE FISCAL YEAR ENDED JANUARY 31, 1998

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934]

FOR THE TRANSITION PERIOD FROM         TO

                        COMMISSION FILE NUMBER 0-13200

                               ----------------

                                ASTRO-MED, INC.

            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            RHODE ISLAND                                 05-0318215
   (STATE OR OTHER JURISDICTION OF          (I.R.S. EMPLOYER IDENTIFICATION NO.)
   INCORPORATION OR ORGANIZATION)


          600 EAST GREENWICH AVENUE,
          WEST WARWICK, RHODE ISLAND                           02893
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                 (ZIP CODE)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (401) 828-4000

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

        TITLE
        OF
        EACH    NAME OF EACH EXCHANGE
        CLASS    ON WHICH REGISTERED
        -----   ---------------------
          NONE          NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                         COMMON STOCK, $.05 PAR VALUE
                               (TITLE OF CLASS)

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

         State the aggregate market value of the voting stock held by non-affiliates of the registrant as of March 17, 1998.
                   Common Stock, $.05 Par Value: $28,473,288

     Indicate the number of shares outstanding (excluding treasury shares) of each of the issuer's classes of common stock as of March 17, 1998.
                Common Stock, $.05 Par Value: 4,784,827 shares

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the Company's definitive proxy statement for the 1998 annual meeting of shareholders are incorporated by reference into Part III.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                ASTRO-MED, INC.

                            FORM 10-K ANNUAL REPORT

                               TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----
 PART I
    Item 1.  Business...................................................    11
    Item 2.  Properties.................................................    14
    Item 3.  Legal Proceedings..........................................    14
    Item 4.  Submission of Matters to a Vote of Security Holders........    14
 PART II
    Item 5.  Market for the Registrant's Common Stock and Related
             Stockholder Matters........................................    15
    Item 6.  Selected Financial Data....................................    15
    Item 7.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations..................................    15
    Item 8.  Financial Statements and Supplementary Data................    18
    Item 9.  Changes in and Disagreements with Accountants on Accounting
             and Financial Disclosure...................................    18
 PART III
    Item 10. Directors and Executive Officers of the Registrant.........    19
    Item 11. Executive Compensation.....................................    19
    Item 12. Security Ownership of Certain Beneficial Owners and
             Management.................................................    20
    Item 13. Certain Relationships and Related Transactions.............    20
 PART IV
    Item 14. Exhibits, Financial Statement Schedules and Reports on Form
             8-K........................................................    20

                                ASTRO-MED, INC.

                                    PART I

ITEM 1. BUSINESS

                                    GENERAL

  Astro-Med, Inc., incorporated in Rhode Island in January 1969, operates in the industry segment described below. There was no significant change in the nature of the Company's business during the year ended January 31, 1998 (herein referred to as "fiscal 1998").

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

  All statements other than statements of historical facts included in this annual report regarding the Company's financial position and operating and strategic initiatives and addressing industry developments are forward-looking statements. Where, in any forward-looking statement, the Company, or its management, expresses an expectation or belief as to future results, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished. Factors which could cause actual results to differ materially from those anticipated, include but are not limited to general economic, financial and business conditions; declining demand in the test & measurement markets, especially defense and aerospace; competition in the specialty printer industry; ability to develop market acceptance of the QLS printer products and effective design of customer required features; competition in the data acquisition industry; competition in the neurophysiology industry; the business abilities and judgment of personnel; the impacts of unusual items resulting from ongoing evaluations of business strategies; and changes in business strategy.

                       NARRATIVE DESCRIPTION OF BUSINESS

PRODUCTS

OVERVIEW

  The Company develops, designs, manufactures and sells three distinct product groups that are tied together by a common thread--the ability to acquire information and present it in a more useable form. The Test & Measurement Group of products takes scientific signals and prints them onto charts or electronic media; the Bar Code Printer Products Group known as QuickLabel(R) Systems (QLS), includes printers and media that create product and packaging labels and tags in one or many colors from a computer file; the Grass Group takes signals that reflect the physiological status of living creatures--from crayfish to man--and records them on paper--or hard drive--or on a CD-ROM.

 Test and Measurement(T&M) Products

  The Test and Measurement Group started with the stylus-based chart recorder introduced in 1971, progressing to recorders with solid-state electronic printheads and now featuring our completely digital Data Acquisition Systems. Test and Measurement product lines include the MT-series(TM), multi-channel, multi-function machines that emphasize expandability and flexibility; the Dash-series(TM) of portable recorders that can record data wherever it may be, under almost any condition in the field as well as the lab; and the new Astro-DAQ(TM) paperless data acquisition system that acquires data directly to a hard drive where it can be transferred--either by a direct connection or over a modem--to a personal computer for analysis.

  The size of the recorders range from the portable 2-channel Dash II(TM) to the world-standard 32-channel rack mounted MT95K2(TM), and range in price from about $5,500 to $25,000 each. The AstroDAQ(TM) can record from

4 to 300 channels depending on the configuration of the individual machine and the number of systems linked together. All recording systems have corresponding software packages that provide for recorder control and data review and manipulation.

  One other specialty printer completes the Company's T & M product offerings--the TOUGH WRITER(TM) ruggedized COTS PostScript page printer for military, airborne, shipboard and heavy industrial applications.

 QuickLabel Systems Products(TM) (QLS)

  The Company continues to expand its line of digital color label printers. The Company recently introduced in February of fiscal year 1999 the 2000 and 3000 series of color label printers. This exciting line of four printers significantly broadens the customer base for color printers. With either two or three print stations and both one- and two-side configurations, the 2000 and 3000 series brings color printing to general applications, at a remarkably affordable price. The Color QuickLabel-4(TM), including its exclusive algorithm for near photographic quality printers, MicroCell(TM), continues as the top-of-the-line, full process color printer for creating near lithographic quality labels and tags in both full process and spot color, in any quantity, on-site and on-demand.

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

 Grass Products

  The Grass(R) Instrument Division serves both research and clinical neurophysiology markets world-wide. The Grass name and product line is renowned in universities, medical centers and pharmaceutical companies and the Company is now building on that brand recognition by combining superior quality and market understanding with the newest technology. This year the Company introduced the Grass Heritage PSG system, the Company's first complete digital system designed exclusively as a sleep system. This system, designed for the growing sleep studies market, complements the Heritage EEG system, providing solutions for all clinical physiological recording requirements.

  Other new products include PolyVIEW PRO(TM), a Windows 95 based system for data acquisition and analysis of signals in biomedical research, and the BrainTree(TM) system designed to offer users the best of both the traditional analog and the new digital worlds.

  The Company continues to offer the traditional Grass product line of classical EEG and polysomnograph systems as well as neurodata acquisition systems such as the Model 12 and newer Model 15 which feature the world renowned Grass amplifiers.

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

PRODUCT DEVELOPMENT

  The Company has maintained an active program of product research and development since its inception. During fiscal 1996, 1997 and 1998, the Company incurred costs of $2,415,494, $2,493,072 and $2,820,292 respectively, on Company-sponsored product development. The Company is committed to product development as a requisite to its growth and expects to continue to increase its research and development efforts in the new year.

MARKETING AND COMPETITION

  The Company competes in varied markets throughout the world for all of its products on the basis of proprietary technology, product reputation, delivery, technical assistance and service to customers.

  The Company's products are sold to customers in North America and selected European countries by a direct field sales force. The Company distributes a limited number of products within the QLS Division through a nationwide network of dealers. Export sales are distributed primarily through wholly-owned entities formed between fiscal 1988 and 1994 in England, France, Germany, Italy and Canada. Other export sales are made through authorized distributors or agents located in approximately forty countries. No single customer accounted for 10% of the Company's net sales in any of the last three fiscal years.

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

  In fiscal 1996, 1997 and 1998, net sales to customers in various geographic areas outside the U.S.A., primarily in Canada and Western Europe, amounted to $13,234,380, $11,840,750, and $10,123,156, respectively.

ORDER BACKLOG

  The backlog regularly fluctuates. It consists of a blend of orders for end user customers as well as OEM customers. Manufacturing is geared to forecasted demands and applies a rapid turn cycle to meeting customer expectations. Accordingly, the amount of order backlog does not indicate future sales trends and the Company does not normally carry any material backlog.

OTHER INFORMATION

  The Company's business is not seasonal in nature.

  Most of the Company's products are warranted for one year against defects in materials or workmanship. Warranty expenses have averaged approximately $187,000 a year for the Company's last four fiscal years.

  As of March 17, 1998, the Company employed approximately 365 persons. The Company is generally able to satisfy its employment requirements. No employees are represented by a union. The Company believes that employee relations are good.

ITEM 2. PROPERTIES

  The following table sets forth information regarding the Company's principal owned properties, all of which are included in the consolidated balance sheet appearing elsewhere in this report.

                              APPROXIMATE
           LOCATION          SQUARE FOOTAGE                  PRINCIPAL USE
           --------          --------------                  -------------
   West Warwick, RI.........    116,000     Corporate headquarters, research and
                                             development, manufacturing
   Braintree, MA............     91,000     Manufacturing
   Slough, England..........      1,700     Sales and service

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

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
MATTERS

  The Company's common stock trades on The Nasdaq Stock Market under the symbol ALOT. The following table sets forth dividend data and the range of high and low closing prices, as furnished by Nasdaq, for the periods indicated.

                                                                         DIVIDENDS
                    YEAR ENDED JANUARY 31,                HIGH    LOW    PER SHARE
                    ----------------------                ----    ---    ---------
      1997:
        First Quarter....................................  9 1/4   7 3/4    .03
        Second Quarter...................................  9 3/4   7 5/8    .03
        Third Quarter....................................   9      7 3/4    .03
        Fourth Quarter...................................   9      7 1/2    .03
      1998:
        First Quarter....................................  9 1/4   7 3/4    .04
        Second Quarter...................................  9 3/8   8 1/4    .04
        Third Quarter....................................  9 1/4    8       .04
        Fourth Quarter...................................  8 7/8   7 1/2    .04

  The Company had approximately 497 shareholders of record on March 17, 1998 which does not reflect shareholders with beneficial ownership in shares held in nominee name.

ITEM 6. SELECTED FINANCIAL DATA

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                         1994    1995    1996    1997    1998
                                        ------- ------- ------- ------- -------
Results of Operations:
  Net Sales............................ $32,268 $38,233 $43,941 $44,175 $43,748
  Net Income...........................   2,981   1,923   1,328   2,288   1,041
  Earnings per Common Share-basic......     .59     .38     .26     .46     .21
  Earnings per Common Share-diluted....     .58     .38     .26     .46     .21
  Cash Dividends per Common Share......     .12     .12     .12     .12     .16
Financial Condition:
  Working Capital...................... $24,895 $25,487 $26,420 $28,810 $27,111
  Total Assets.........................  39,955  42,177  42,303  43,321  42,814
  Long-Term Debt, less Current
   Maturities..........................     296     244     175     258     228

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

  The following table provides percentage comparisons of the components of net income as presented in the consolidated statements of income included elsewhere herein for the last three fiscal years.

                                       % OF NET SALES      % INCREASE (DECREASE)
                                       ----------------  --------------------------
                                        YEARS ENDED
                                        JANUARY 31,        1996     1997     1998
                                       ----------------  COMPARED COMPARED COMPARED
                                       1996  1997  1998  TO 1995  TO 1996  TO 1997
                                       ----  ----  ----  -------- -------- --------
Net Sales............................. 100%  100%  100%     15 %      1 %     (1)%
Gross Profit..........................  39    38    38       5       (1)      (3)
Selling, General and Administrative...  30    28    30      13       (5)       5
Research and Development..............   6     6     6      (5)       3       13

  Sales decreased 1% to $43,748,000 in fiscal 1998 compared to $44,175,000 in fiscal 1997. Excluding changes in foreign currency exchange rates, sales in fiscal year 1998 were slightly higher than fiscal 1997. Looking at the Company's sales by channel presents a varied profile. Domestically, sales rose 4% as our new QuickLabel(R) Systems and Grass Instruments Divisions expanded their respective product lines. Conversely, export sales were disappointing, declining 14% from the previous year as the strong US dollar and Asia's financial crisis had a negative impact on export volume.

  The Company's Test and Measurement (T&M) product group declined 10% as soft demand in the aerospace and defense industries adversely affected sales of the recorder products, Dash 10(TM), Dash IV(TM), and MT 95K(TM). On the domestic front, T & M product sales declined 6% while export sales were lower than last year by 23%. Progress was made in sales of the new recorder and data acquisition products, Dash 8(TM) and AstroDAQ I & II(TM). Combined, these products contributed nearly $2 million in sales during their first full year of introduction.

  The QuickLabel(R) Systems (QLS) Product Group reported an 18% increase in sales during the current fiscal year. This group includes the Company's Color QuickLabel Printer, CQL-4(TM), monochrome bar code printers, TOP HAND(TM) and RANGE BOSS(TM), as well as related consumable products. It does not include sales of the 2000 and 3000 series color printers, as these products were launched in February of fiscal year 1999. In the domestic markets, sales increased 19% while growth in the export markets was somewhat lower at 12%.

  Grass Instruments sales increased 2% in fiscal year 1998. Sales through our domestic channels rose 10% as demand for the Company's new Digital EEG and PSG systems, Albert Grass Heritage(TM), exceeded $1.4 million. Sales in the export markets tempered that result, with a decrease of 16%. The Company plans to increase its marketing and promotional efforts of the Grass Heritage products in the export market during fiscal year 1999.

  Gross Profit Margins were 37.7% in fiscal 1998 as compared to last year's 38.3%. This year's result was more an outgrowth of product mix and lower unit volume rather than any pricing or product cost influences.

  Selling, General and Administrative expenses rose 5% during the year to $13,043,000 from $12,451,000. The increment is traceable to the additions in sales personnel and increased spending in promotional activities of marketing, advertising and trade shows. The Company believes its strategy for growth is dependent on an aggressive investment in selling and marketing programs. Historically, the Company has funded its commitment to selling & marketing at greater than 20% of Astro-Med's annual sales volume. This funding level is expected to continue.

  R & D expenditures rose 13% during the year to 6% of annual sales. The increase is attributable to new hires, including electrical, software and mechanical engineers, as well as project expenses related to new and existing product lines. The Company will continue to fund R & D at 6% to 7% of its annual sales dollars to ensure a continuous stream of customer focused new products in the recorder, data acquisition, digital printing and neurophysiology markets.

  Interest and dividend income rose 37% during fiscal 1998. The improvement is due to the increased cash position provided by operations as well as investing strategies. Interest expense rose 3% from the prior year as capital lease obligations associated with the acquisition of computer hardware and software were contracted. Other income (expense) net, was significantly lower than prior years due to the one time gain realized in the prior year from the sale of securities in the Company's investment portfolio. The Company was nominally affected by fluctuations in foreign currency exchange rates as the US dollar strenghthened against most European currencies.

  Income before taxes, as a percent of sales was 3.2% for fiscal 1998 as compared with 6.6% for fiscal 1997. The effective tax rate was 26% for fiscal 1998 against 22% for fiscal 1997. Changes in effective income tax rates from year to year are explained in Note 6 of Notes to Consolidated Financial Statements.

  Net Income declined to $1.0 million in fiscal 1998 from $2.3 million in the prior year. Net Income as a percent of sales was 2.4% in fiscal 1998 and 5.2% for fiscal 1997, respectively.

FINANCIAL CONDITION

  Net cash flow from operating activities was $2,715,000 in fiscal 1998 as compared with $4,764,000 in fiscal 1997. The decrease in net cash flow in fiscal 1998 was due to changes in working capital requirements and the reduced level of profit in fiscal 1998. Shareholders' equity declined to $35,759,000 from $36,759,000 at fiscal year end 1997 as a result of the stock repurchase activities. During fiscal 1998, the Company repurchased 151,500 shares of common stock at a cost of $1,301,300. As of fiscal year end 1998, 265,824 cumulative shares of common stock had been purchased since fiscal 1996 and 401,676 shares remain available for repurchase under the Board of Directors' authorization.

LIQUIDITY AND CAPITAL RESOURCES

  In addition to cash flow from operations, the Company has adequate cash balances and financing arrangements to conduct its operations. The Company's long-term debt includes debt acquired for facilities construction, acquisition of machinery and equipment and major additions to the Company's information technology infrastructure. Capital Expenditures during the year totalled $810,000 and were funded from cash on hand and internally generated funds. The annual dividend rate per share increased to 16 cents in fiscal 1998 from 12 cents in fiscal 1997.

  At fiscal 1998 year end, the Company's current ratio was 5.7 to 1. Long term debt was less than 1% of Shareholders' Equity. The Company is financially strong and has no material commitments for capital expenditures and believes capital resources would be available to meet the needs of its business, both on a short-term and long-term basis.

YEAR 2000

  The Year 2000 issue is the result of computer programs being written using two digits (rather than four) to define the applicable year. Any of the Company's computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000, which could result in system failures or miscalculations.

  The Company is currently working to resolve the Year 2000 issue and has established processes for evaluating and managing the risks and costs associated with products sold as well as products purchased by the Company. The Company will utilize both internal and external resources to reprogram or replace, and test the software for Year 2000 modifications. In addition, the Company is communicating with suppliers and customers with whom the Company does business to coordinate the Year 2000 conversion. The Company plans to complete the Year 2000 project by fiscal year end 1999.

  Based on current assessments, costs of addressing the Year 2000 issue are not expected to have a material impact on the Company's future financial results.

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

                     QUARTERLY FINANCIAL DATA (UNAUDITED)

               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                   QUARTERS ENDED
                                      -----------------------------------------
                                      MAY 4,  AUGUST 3, NOVEMBER 2, JANUARY 31,
                                       1996     1996       1996        1997
                                      ------- --------- ----------- -----------
Net Sales............................ $10,490  $11,179    $11,111     $11,396
Gross Profit.........................   3,958    4,403      4,539       4,034
Net Income...........................     443      586        684         574
Earnings Per Common Share-basic......     .09      .12        .14         .12
Earnings Per Common Share-diluted....     .09      .12        .14         .12
                                      MAY 3,  AUGUST 2, NOVEMBER 1, JANUARY 31,
                                       1997     1997       1997        1998
                                      ------- --------- ----------- -----------
Net Sales............................ $11,707  $10,677    $11,344     $10,020
Gross Profit.........................   4,504    4,001      4,487       3,520
Net Income (Loss)....................     578      138        498        (173)
Earnings (Loss) Per Common Share-ba-
 sic.................................     .12      .03        .10        (.04)
Earnings (Loss) Per Common Share-di-
 luted...............................     .12      .03        .10        (.04)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The response to this item is incorporated by reference to the Company's definitive proxy statement for the 1998 annual meeting of shareholders.

  The following is a list of the names and ages of, and the positions and offices presently held by, all executive officers of the Company. All officers serve at the pleasure of the Board of Directors.

        NAME          AGE                       POSITION
        ----          ---                       --------
Albert W. Ondis......  72 Chairman, Chief Executive Officer and Director
Everett V. Pizzuti...  61 President, Chief Operating Officer and Director
David M. Gaskill.....  52 Vice President--Research and Development
Joseph P. O'Connell..  54 Vice President and Treasurer, Chief Financial Officer
Elias G. Deeb........  56 Vice President--Manufacturing
A. Eric Bartholomay..  49 Vice President--Sales
Gary A. Dalton.......  40 Controller

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

  Mr. Bartholomay has held the position identified since 1991. From 1988, to 1991, he was Manager of International Operations. He previously held various sales and sales-related positions with Rhone-Poulenc Inc. beginning in the United States in 1981. He transferred to France in 1985 and last held the position of Manager of Product and Market Development.

  Mr. Dalton joined the Company in 1997. He previously held financial management positions with CVS Corporation (1996-1997), GTECH Corporation (1988-1996), Teradyne Inc. (1983-1987), and Data General Corporation (1981-
1983).

ITEM 11. EXECUTIVE COMPENSATION

  The response to this item is incorporated by reference to the Company's definitive proxy statement for the 1998 annual meeting of shareholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The response to this item is incorporated by reference to the Company's definitive proxy statement for the 1998 annual meeting of shareholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The response to this item is incorporated by reference to the Company's definitive proxy statement for the 1998 annual meeting of shareholders.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a)(1) Financial Statements:

  The following consolidated financial statements of Astro-Med, Inc. and subsidiaries are incorporated by reference in Item 8:

                                                                           PAGE
                                                                           ----
Report of Independent Public Accountants..................................  23
Consolidated Balance Sheets--January 31, 1997 and 1998....................  24
Consolidated Statements of Income--Years Ended January 31, 1996, 1997 and
 1998.....................................................................  25
Consolidated Statements of Shareholders' Equity--Years Ended January 31,
 1996, 1997 and 1998......................................................  26
Consolidated Statements of Cash Flows--Years Ended January 31, 1996, 1997
 and 1998.................................................................  27
Notes to Consolidated Financial Statements--January 31, 1998..............  28

  (a)(2) Financial Statement Schedules:

Schedule II--Valuation and Qualifying Accounts and Reserves--Years Ended
 January 31, 1996, 1997 and 1998............................................  36

  All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore, have been omitted.

  (a)(3) Exhibits:

 EXHIBIT
 NUMBER
 -------
  (3A)   Articles of Incorporation of the Company and all amendments thereto
          (filed as Exhibit No.
          3A to the Company's report on Form 10-Q for the quarter ended August
          1, 1992 and by
          this reference incorporated herein).
  (3B)   By-laws of the Company and all amendments thereto (filed as Exhibit
          No. 3B to the Company's report on Form 10-Q for the quarter ended
          July 30, 1988 and by this reference incorporated herein).
  (4)    Specimen form of common stock certificate of the Company (filed as
          Exhibit No. 4 to the Company's report on Form 10-K for the year ended
          January 31, 1985 and by this reference incorporated herein).
 (10.1)  Astro-Med, Inc. 1989 Non-Qualified Stock Option Plan, as amended, filed as Exhibit 4.3 to Registration Statement on Form S-8,
          Registration No. 333-32317 and incorporated by reference herein. (1)
 (10.2)  Astro-Med, Inc. 1989 Incentive Stock Option Plan, as amended, filed as
          Exhibit 28 to Registration Statement on Form S-8, Registration No.
          333-43700, and incorporated by reference herein. (1)

 EXHIBIT
 NUMBER
 -------
 (10.3)  Astro-Med, Inc. 1993 Incentive Stock Option Plan filed as Exhibit 4.3 to Registration Statement on Form S-8, Registration No. 333-24127,
          and incorporated by reference herein. (1)
 (10.4)  Astro-Med, Inc. Non-Employee Director Stock Option Plan filed as
          Exhibit 4.3 to Registration Statement on Form S-8, Registration No.
          333-24123, and incorporated by reference herein. (1)
 (10.5)  Astro-Med, Inc. 1997 Incentive Stock Option Plan filed as Exhibit 4.3 to Registration Statement on Form S-8, Registration No. 333-32315.
          (1)
 (21)    List of Subsidiaries of the Company. See page 23.
 (23)    Consent of Independent Public Accountants. See page 23.

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

                                          ASTRO-MED, INC.
                                          (Registrant)

                                                   /s/ Albert W. Ondis
                                          By___________________________________
                                               (Albert W. Ondis, Chairman)

Date: April 15, 1998

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATE INDICATED.



              SIGNATURE                      TITLE                   DATE

    /s/   Albert W. Ondis            Chairman and              April 15, 1998
-----------------------------------   Director (Principal
          Albert W. Ondis             Executive Officer)

    /s/ Everett V. Pizzuti           President and             April 15, 1998
-----------------------------------   Director (Principal
        Everett V. Pizzuti            Operating Officer)

    /s/ Joseph P. O'Connell          Vice President and        April 15, 1998
-----------------------------------   Treasurer (Principal
        Joseph P. O'Connell           Financial Officer)

    /s/   Gary A. Dalton             Controller (Principal     April 15, 1998
-----------------------------------   Accounting Officer)
          Gary A. Dalton

    /s/ Jacques V. Hopkins           Director                  April 15, 1998
-----------------------------------
        Jacques V. Hopkins

                                                                     EXHIBIT 21

                      LIST OF SUBSIDIARIES OF THE COMPANY

      NAME                          JURISDICTION OF ORGANIZATION
      ----                          ----------------------------
      AWO, Inc.                     Delaware
      Astro-Med International Inc.  Barbados
      Astro-Med SRL                 Italy
      Astro-Med GMBH                Germany

                                                                     EXHIBIT 23

                   CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS

  As independent public accountants, we hereby consent to the incorporation of our report included in this Form 10-K, into the Company's previously filed Registration Statements on Form S-8: File No. 2-81081 pertaining to the Astro-Med, Inc. Employee Stock Purchase Plan, File No. 33-43699 pertaining to the Astro-Med, Inc. 1982 Incentive Stock Option Plan, File No. 33-43700 pertaining to the Astro-Med, Inc. 1989 Incentive Stock Option Plan, File No. 333-24127 pertaining to the Astro-Med, Inc. 1993 Incentive Stock Option Plan, File No. 333-32315 pertaining to the Astro-Med, Inc. 1997 Incentive Stock Option Plan, File No. 333-32317 pertaining to the 1989 Astro-Med, Inc. Non-Qualified Stock Option Plan and File No. 333-24123 pertaining to the Astro-Med, Inc. Non-Employee Director Stock Option Plan.

                                          ARTHUR ANDERSEN LLP

Boston, Massachusetts
April 15, 1998

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Astro-Med, Inc.:

  We have audited the accompanying consolidated balance sheets of Astro-Med, Inc. and subsidiaries as of January 31, 1997 and 1998, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended January 31, 1998. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Astro-Med, Inc. and subsidiaries as of January 31, 1997 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 1998, in conformity with generally accepted accounting principles.

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

                                          ARTHUR ANDERSEN LLP

Boston, Massachusetts
March 17, 1998

                                ASTRO-MED, INC.

                          CONSOLIDATED BALANCE SHEETS

                        AS OF JANUARY 31, 1997 AND 1998

                       ASSETS                           1997          1998
                       ------                        -----------  ------------
CURRENT ASSETS
  Cash and Cash Equivalents......................... $ 6,561,184  $  5,659,552
  Securities Available for Sale.....................   7,099,358     7,472,693
  Accounts Receivable, Less Reserve of $175,000 in
   1997 and $175,788 in 1998........................   8,311,736     7,828,064
  Inventories.......................................  10,361,505    10,341,856
  Prepaid Expenses and Other Current Assets.........   1,441,505     1,561,313
                                                     -----------  ------------
    Total Current Assets............................  33,775,288    32,863,478
PROPERTY, PLANT AND EQUIPMENT
  Land and Improvements.............................     376,502       398,191
  Buildings and Improvements........................   6,852,715     6,978,394
  Machinery and Equipment...........................   9,817,752    10,680,108
                                                     -----------  ------------
                                                      17,046,969    18,056,693
  Less Accumulated Depreciation.....................  (8,986,149)  (10,155,952)
                                                     -----------  ------------
                                                       8,060,820     7,900,741
OTHER ASSETS
  Excess of Cost over Net Assets Acquired, Net......     976,384       940,084
  Amounts Due from Officers.........................     453,264       453,264
  Other.............................................      55,671       656,147
                                                     -----------  ------------
                                                       1,485,319     2,049,495
                                                     -----------  ------------
                                                     $43,321,427  $ 42,813,714
                                                     ===========  ============
        LIABILITIES AND SHAREHOLDERS' EQUITY
        ------------------------------------
CURRENT LIABILITIES
  Accounts Payable.................................. $ 1,614,986  $  2,267,722
  Accrued Compensation..............................   1,115,026     1,221,662
  Accrued Expenses..................................   1,318,103     1,470,849
  Income Taxes......................................     819,535       614,631
  Current Maturities of Long-Term Debt..............      97,706       177,774
                                                     -----------  ------------
    Total Current Liabilities.......................   4,965,356     5,752,638
LONG-TERM DEBT, Less Current Maturities.............     258,135       227,998
EXCESS OF NET ASSETS ACQUIRED OVER COST, NET........     544,199       326,519
DEFERRED INCOME TAXES...............................     794,895       747,560
SHAREHOLDERS' EQUITY
  Preferred Stock, $10 Par Value, Authorized 100,000
   Shares, Issued None..............................
  Common Stock, $.05 Par Value, Authorized
   13,000,000 Shares, Issued 5,136,737 in 1997 and
   5,140,448 in 1998................................     256,837       257,023
  Additional Paid-in Capital........................   5,624,239     5,649,101
  Retained Earnings.................................  32,772,044    33,085,917
  Treasury Stock, at Cost, 209,395 Shares in 1997
   and 355,895 in 1998..............................  (1,804,986)   (3,062,945)
  Cumulative Translation Adjustment.................     (76,649)     (191,829)
  Net Unrealized Gain (Loss) on Securities Available
   for Sale.........................................     (12,643)       21,732
                                                     -----------  ------------
                                                      36,758,842    35,758,999
                                                     -----------  ------------
                                                     $43,321,427  $ 42,813,714
                                                     ===========  ============

   The accompanying notes are an integral part of these financial statements.

                                ASTRO-MED, INC.

                       CONSOLIDATED STATEMENTS OF INCOME

                  YEARS ENDED JANUARY 31, 1996, 1997 AND 1998

                                             1996         1997         1998
                                          -----------  -----------  -----------
Net Sales...............................  $43,941,311  $44,175,133  $43,747,540
Cost of Sales...........................   26,923,192   27,241,473   27,236,046
                                          -----------  -----------  -----------
Gross Profit............................   17,018,119   16,933,660   16,511,494
Costs and Expenses:
  Selling, General and Administrative...   13,108,828   12,451,030   13,043,315
  Research and Development..............    2,415,494    2,493,072    2,820,292
                                          -----------  -----------  -----------
                                           15,524,322   14,944,102   15,863,607
                                          -----------  -----------  -----------
Operating Income........................    1,493,797    1,989,558      647,887
Other Income (Expense):
  Interest and Dividend Income..........      353,393      597,995      822,775
  Interest Expense......................      (37,456)     (27,278)     (27,872)
  Other, Net............................      (49,199)     375,750      (35,454)
                                          -----------  -----------  -----------
                                              266,738      946,467      759,449
                                          -----------  -----------  -----------
Income before Income Taxes..............    1,760,535    2,936,025    1,407,336
Provision for Income Taxes..............      433,000      648,000      366,000
                                          -----------  -----------  -----------
Net Income..............................  $ 1,327,535  $ 2,288,025  $ 1,041,336
                                          ===========  ===========  ===========
Net Income Per Common Share-basic.......  $       .26  $       .46  $       .21
                                          ===========  ===========  ===========
Net Income Per Common Share-diluted.....  $       .26  $       .46  $       .21
                                          ===========  ===========  ===========
Weighted Average Number of Common Shares
 Outstanding--basic.....................    5,031,338    4,968,731    4,852,787
                                          ===========  ===========  ===========
Weighted Average Number of Common Shares
 Outstanding--diluted...................    5,095,661    5,018,143    4,900,460
                                          ===========  ===========  ===========
Dividends Declared Per Common Share.....  $       .12  $       .12  $       .16
                                          ===========  ===========  ===========


   The accompanying notes are an integral part of these financial statements.

                                ASTRO-MED, INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                  YEARS ENDED JANUARY 31, 1996, 1997 AND 1998

                                                                                     NET UNREALIZED
                                                                                     GAIN (LOSS) ON
                                   ADDITIONAL                            CUMULATIVE    SECURITIES
                           COMMON   PAID-IN     RETAINED     TREASURY    TRANSLATION   AVAILABLE
                           STOCK    CAPITAL     EARNINGS       STOCK     ADJUSTMENT     FOR SALE
                          -------- ----------  -----------  -----------  ----------- --------------
Balance, January 31,
 1995...................  $255,913 $5,515,632  $30,355,938  $  (672,755)  $ (80,722)    $(94,072)
Net Income..............                         1,327,535
Shares Sold Under
 Employee Stock Purchase
 Plan...................       196     35,312
Exercise of Stock
 Options, Including
 Related Tax Benefits...        57      3,694
Shares Issued to
 Employee Stock
 Ownership Plan.........                 (538)                   60,913
Purchase of Stock for
 Treasury...............                                       (290,327)
Dividends Declared......                          (603,850)
Cumulative Translation
 Adjustment.............                                                     42,354
Change in Net Unrealized
 Gain (Loss) on
 Securities Available
 for Sale...............                                                                 126,026
                          -------- ----------  -----------  -----------   ---------     --------
Balance, January 31,
 1996...................   256,166  5,554,100   31,079,623     (902,169)    (38,368)      31,954
Net Income..............                         2,288,025
Shares Sold Under
 Employee Stock Purchase
 Plan...................       221     33,440
Exercise of Stock
 Options, Including
 Related Tax Benefits...       450     42,550
Shares Issued to
 Employee Stock
 Ownership Plan.........               (5,851)                   69,811
Purchase of Stock for
 Treasury...............                                       (972,628)
Dividends Declared......                          (595,604)
Cumulative Translation
 Adjustment.............                                                    (38,281)
Change in Net Unrealized
 Gain (Loss) on
 Securities Available
 for Sale...............                                                                 (44,597)
                          -------- ----------  -----------  -----------   ---------     --------
Balance, January 31,
 1997...................   256,837  5,624,239   32,772,044   (1,804,986)    (76,649)     (12,643)
Net Income..............                         1,041,336
Shares Sold Under
 Employee Stock Purchase
 Plan...................       186     28,203
Shares Issued to
 Employee Stock
 Ownership Plan.........               (3,341)                   43,341
Purchase of Stock for
 Treasury...............                                     (1,301,300)
Dividends Declared......                          (727,463)
Cumulative Translation
 Adjustment.............                                                   (115,180)
Change in Net Unrealized
 Gain (Loss) on
 Securities Available
 for Sale...............                                                                  34,375
                          -------- ----------  -----------  -----------   ---------     --------
Balance, January 31,
 1998...................  $257,023 $5,649,101  $33,085,917  $(3,062,945)  $(191,829)    $ 21,732
                          ======== ==========  ===========  ===========   =========     ========

   The accompanying notes are an integral part of these financial statements.

                                ASTRO-MED, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                  YEARS ENDED JANUARY 31, 1996, 1997 AND 1998

                                             1996         1997         1998
                                          -----------  -----------  -----------
Cash Flows from Operating Activities:
 Net Income.............................  $ 1,327,535  $ 2,288,025  $ 1,041,336
 Adjustments to Reconcile Net Income to
  Net Cash Provided by Operating
  Activities:
  Depreciation and Amortization.........      909,771      921,088      988,423
  Gain on Sale of Assets................                  (495,761)
  Deferred Income Taxes.................      108,576      (39,859)    (301,713)
  Other.................................      165,277      (56,358)     242,558
  Changes in Assets and Liabilities:
   Accounts Receivable..................     (489,612)       6,269      483,672
   Inventories..........................      359,991    2,172,048       19,649
   Other................................      749,718     (399,118)    (465,906)
   Accounts Payable and Accrued
    Expenses............................     (562,101)     (19,137)     912,118
   Income Taxes.........................     (283,093)     386,995     (204,904)
                                          -----------  -----------  -----------
    Total Adjustments...................      958,527    2,476,167    1,673,897
                                          -----------  -----------  -----------
  Net Cash Provided (Used) by Operating
   Activities...........................    2,286,062    4,764,192    2,715,233
Cash Flows from Investing Activities:
 Proceeds from Sales of Securities
  Available for Sale....................    3,307,328    2,470,402    2,450,508
 Purchases of Securities Available for
  Sale..................................   (2,879,153)  (2,527,562)  (3,147,206)
 Proceeds from Sales of Assets..........                   599,500
 Proceeds from Sales of Investment......                 1,514,779
 Additions to Property, Plant and
  Equipment.............................     (922,397)    (816,229)    (809,724)
                                          -----------  -----------  -----------
  Net Cash Provided (Used) by Investing
   Activities...........................     (494,222)   1,240,890   (1,506,422)
Cash Flows from Financing Activities:
 Proceeds from Short-Term Borrowing.....      500,000
 Payments of Debt.......................     (570,775)     (50,000)     (50,000)
 Principal Payments on Capital Leases...                               (100,069)
 Proceeds from Common Shares Issued
  Under Employee Benefit Plans..........       99,634       70,810       68,389
 Purchases of Treasury Stock............     (290,327)    (902,817)  (1,301,300)
 Dividends Paid.........................     (603,850)    (595,604)    (727,463)
                                          -----------  -----------  -----------
  Net Cash Used by Financing Activities.     (865,318)  (1,477,611)  (2,110,443)
                                          -----------  -----------  -----------
Net Increase (Decrease) in Cash and Cash
 Equivalents............................      926,522    4,527,471     (901,632)
Cash and Cash Equivalents, Beginning of
 Year...................................    1,107,191    2,033,713    6,561,184
                                          -----------  -----------  -----------
Cash and Cash Equivalents, End of Year..  $ 2,033,713  $ 6,561,184  $ 5,659,552
                                          ===========  ===========  ===========
Supplemental Disclosures of Cash Flow
 Information:
  Cash Paid During the Year for:
   Interest.............................  $    69,263  $    33,108  $    27,872
   Income Taxes.........................  $   260,869  $   437,855  $   758,070

   The accompanying notes are an integral part of these financial statements.

                                ASTRO-MED, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               JANUARY 31, 1998

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

  Amortization of Intangibles: Excess of cost over net assets acquired is amortized on the straight-line method over forty years. Accumulated amortization amounted to $420,434 and $456,734 as of January 31, 1997 and 1998, respectively. Excess of net assets acquired over cost is amortized on the straight-line method over five years. Accumulated amortization amounted to $493,548 and $711,228 as of January 31, 1997 and 1998, respectively. The shorter amortization period for the excess of net assets acquired over cost reflects the more limited life of the assets involved.

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

  Earnings Per Common Share: Earnings per common share have been computed and presented pursuant to the provisions of Statement of Financial Accounting Standards No. 128, Earnings per Share, which was adopted in fiscal 1998. Net income per share is based on the weighted average number of shares outstanding during the period. Net income per share assuming dilution is based on the weighted average number of shares and common equivalent shares for stock options outstanding during the period. Adoption of SFAS No. 128 had no impact on previously reported Earnings per Share for Fiscal Years 1996 and 1997.

                                                    1996      1997      1998
                                                  --------- --------- ---------
   Weighted Average Common Shares Outstanding--
    basic.......................................  5,031,338 4,968,731 4,852,787
   Dilutive Effect of Options Outstanding.......     64,323    49,412    47,673
                                                  --------- --------- ---------
   Weighted Average Common Shares Outstanding--
    diluted.....................................  5,095,661 5,018,143 4,900,460

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

  Fair Value of Financial Instruments: The Company's financial instruments consist mainly of cash and cash equivalents, accounts receivable, accounts payable and long-term debt. The carrying amounts of these financial instruments as of January 31, 1998 approximate fair value.

NOTE 2--SECURITIES AVAILABLE FOR SALE

  As of January 31, 1998, securities included corporate and governmental debt obligations of $2,565,295 with contractual or anticipated maturities of one year or less and $4,907,398 with contractual or anticipated maturities of more than one year through twenty-five years. As of January 31, 1997, securities included corporate and governmental debt obligations of $1,100,703 with contractual or anticipated maturities of one year or less and $5,998,655 with contractual or anticipated maturities of more than one year through twenty-five years. Actual maturities may differ as a result of sales or early issuer redemptions.

  The amortized cost of securities available for sale as of January 31, 1998 was $7,436,318. The difference between market value and the cost basis as of that date was $36,375 ($21,732 net of tax), which represented gross unrealized gains of $36,375. As of January 31, 1997, the amortized cost of securities available for sale was $7,119,426. The difference between market value and the cost basis as of that date was $20,069, which represented gross unrealized gains of $13,859 and gross unrealized losses of $33,928 . The cost of securities available for sale that were sold was based on specific identification in determining realized gains or losses included in the accompanying consolidated statement of income for fiscal 1998 and 1997.

NOTE 3--INVENTORIES

  Inventories are stated at the lower of cost (first-in, first-out) or market and include material, labor and manufacturing overhead. The components of inventories were as follows:

                                                              JANUARY 31,
                                                        -----------------------
                                                           1997        1998
                                                        ----------- -----------
      Materials and Supplies........................... $ 5,558,216 $ 5,620,041
      Work-in-Progress.................................     779,337     993,149
      Finished Goods...................................   4,023,952   3,728,666
                                                        ----------- -----------
                                                        $10,361,505 $10,341,856
                                                        =========== ===========

NOTE 4--LONG-TERM DEBT

  Long-term debt consisted of the following:

                                                                 JANUARY 31,
                                                              -----------------
                                                                1997     1998
                                                              -------- --------
      Capital Lease Obligations.............................. $355,841 $405,772
      Less Current Maturities................................   97,706  177,774
                                                              -------- --------
                                                              $258,135 $227,998
                                                              ======== ========

  Other real estate and certain equipment are financed under a capital lease obligation with the Rhode Island Port Authority and Economic Development Corporation pursuant to an industrial development revenue bond financing arrangement. Monthly principal installments of $4,167 plus interest at 7 1/2% are due to 2000. The

                                ASTRO-MED, INC.

obligation contains an option to purchase the particular real estate and machinery and equipment at any time for the amount necessary to retire the bonds involved. It also contains certain restrictive covenants including, among other things, minimum working capital and net worth requirements, and a maximum debt-to-equity ratio.

  During fiscal year 1998, the Company entered into a three year, $200,000 capital lease obligation for the purpose of upgrading its information technology software. Expenditures for property and equipment during the past three fiscal years have been made from on hand and internally generated funds.

  The aggregate amounts of long-term debt as of January 31, 1998 scheduled to mature in each of the succeeding three fiscal years are as follows: $177,774 in fiscal 1999, $179,581 in fiscal 2000 and $48,417 in fiscal 2001.

NOTE 5--COMMON STOCK

  The Company's Board of Directors has authorized the purchase of up to 500,000 shares of the Company's common stock on the open market. As purchased, such shares will become treasury stock available for general corporate purposes. The Company purchased 114,324 and 151,500 shares of treasury stock in fiscal 1997 and 1998, respectively.

  The Company maintains the following benefit plans involving the Company's common stock:

  Stock Option Plans: As of January 31, 1998, the Company has three incentive stock option plans and a non-qualified stock option plan under which options may be granted to officers and key employees. Options for an aggregate of 800,000 shares may be granted under the incentive stock option plans at option prices of not less than fair market value at the date of grant. Options for an aggregate of 150,000 shares may be granted under the non-qualified plan at option prices of not less than 50% of fair market value at the date of grant.

  In addition, the Company has a Non-Employee Director Stock Option Plan under which each non-employee director automatically receives an annual grant of options to acquire 1,000 shares of common stock. The options are granted as of the first business day of January of each year at an option price equal to the fair market value at the date of grant. Options for a total of 30,000 shares may be granted under the plan.

  Summarized option data for all plans is as follows:

                                          NUMBER                WEIGHTED AVERAGE
                                            OF     OPTION PRICE OPTION PRICE PER
                                          SHARES    PER SHARE        SHARE
                                          -------  ------------ ----------------
Outstanding Options, January 31, 1995.... 382,850  $3.33-$14.30      $9.17
Options Exercised........................  (1,125) $       3.33       3.33
Options Expired..........................  (6,000) $3.33-$13.00      10.89
                                          -------
Outstanding Options, January 31, 1996.... 375,725  $3.33-$14.30       9.17
Options Granted.......................... 152,000  $8.31-$ 9.25       8.40
Options Exercised........................  (9,000) $3.33-$ 5.50       5.00
Options Expired.......................... (37,125) $5.50-$13.00      10.47
                                          -------
Outstanding Options, January 31, 1997.... 481,600  $3.33-$14.30       8.90
Options Granted.......................... 162,500  $8.31-$ 8.94       8.45
Options Expired.......................... (23,250) $3.33-$13.00       8.89
                                          -------
Outstanding Options, January 31, 1998.... 620,850  $3.33-$14.30       8.79
                                          -------
Options Exercisable, January 31, 1997.... 416,200  $3.33-$14.30       8.61
                                          -------
Options Exercisable, January 31, 1998.... 556,300  $3.33-$14.30       8.59
                                          =======

                                ASTRO-MED, INC.

  Set forth below is a summary of options outstanding at January 31, 1998:

                    [OUTSTANDING]                            [EXERCISABLE]
------------------------------------------------------- ------------------------
  RANGE OF
  EXERCISE            WEIGHTED AVERAGE    REMAINING             WEIGHTED AVERAGE
   PRICES     OPTIONS  EXERCISE PRICE  CONTRACTUAL LIFE OPTIONS  EXERCISE PRICE
  --------    ------- ---------------- ---------------- ------- ----------------
$ 3.33- 5.50  110,100      $ 5.05           2 yrs.      110,100      $ 5.05
  8.25-11.28  478,750        9.36           8 yrs.      421,200        9.24
 13.00-14.30   32,000       13.12           5 yrs.       25,000       13.16

  At January 31, 1998, options covering 269,250 shares under the incentive plans, and 50,000 shares under the non-qualified plan and 21,000 shares under the Non-Employee Director Stock Option Plan were available for future grant.

  Accounting for Stock-Based Compensation: In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation," which sets forth a fair-value based method of recognizing stock-based compensation expense. As permitted by SFAS No. 123, the Company has elected to continue to apply APB No. 25 to account for its stock-based compensation plans. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates consistent with the method set forth under SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                           JANUARY 31
                                                --------------------------------
                                                   1996       1997       1998
                                                ---------- ---------- ----------
      Net income
        As reported............................ $1,327,535 $2,288,025 $1,041,336
        Pro forma.............................. $1,327,535 $1,821,039 $  546,039
      Earnings per share
        As reported............................ $      .26 $      .46 $      .21
        Pro forma, basic....................... $      .26 $      .37 $      .11
        Pro forma, diluted..................... $      .26 $      .36 $      .11

  The fair value of each option granted was estimated on the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions: The weighted average grant date fair value of options granted was $3.24 and $3.40 in fiscal 1997 and 1998 respectively.

                                                                  1997    1998
                                                                 ------  ------
      Risk-free interest rate...................................    6.5%    5.5%
      Expected life (years).....................................      5       5
      Expected volatility....................................... 37.481% 34.879%
      Expected dividend yield...................................    1.4%    1.9%

  Employee Stock Purchase Plan: The Company has an Employee Stock Purchase Plan allowing eligible employees to purchase shares of common stock at a 10% discount from fair market value on the date of purchase. A total of 180,000 shares was initially reserved for issuance under the Plan. Summarized Plan activity is as follows:

                                                      YEARS ENDED JANUARY 31,
                                                      -------------------------
                                                       1996     1997     1998
                                                      -------  -------  -------
      Shares Reserved, Beginning..................... 113,562  109,645  105,218
      Shares Purchased...............................  (3,917)  (4,427)  (3,711)
                                                      -------  -------  -------
      Shares Reserved, Ending........................ 109,645  105,218  101,507
                                                      =======  =======  =======

                                ASTRO-MED, INC.

  Employee Stock Ownership Plan: The Company has an Employee Stock Ownership Plan providing retirement benefits to all eligible employees. Annual contributions in amounts determined by the Company's Board of Directors are invested by the Plan's Trustees in shares of common stock of the Company. Contributions may be in cash or stock. The Company's contributions paid or accrued amounted to $75,000 for fiscal 1996, $100,000 for fiscal 1997 and $123,000 for fiscal 1998.

NOTE 6--INCOME TAXES

  The components of the provision for income taxes were as follows:

                                                    YEARS ENDED JANUARY 31,
                                                   ----------------------------
                                                     1996      1997      1998
                                                   --------  --------  --------
      Current:
        Federal................................... $380,213  $564,953  $511,324
        State.....................................  100,473   173,284    88,092
        Foreign...................................                       24,000
                                                   --------  --------  --------
                                                    480,686   738,237   623,416
                                                   --------  --------  --------
      Deferred:
        Federal...................................  (36,302)  (68,474) (210,093)
        State.....................................  (11,384)  (21,763)  (47,323)
                                                   --------  --------  --------
                                                    (47,686)  (90,237) (257,416)
                                                   --------  --------  --------
                                                   $433,000  $648,000  $366,000
                                                   ========  ========  ========

  The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate (34%) to income before income taxes, due to the following:

                                                  YEARS ENDED JANUARY 31,
                                               -------------------------------
                                                 1996       1997       1998
                                               ---------  ---------  ---------
     Income Tax Provision at Statutory Rate... $ 598,582  $ 998,249  $ 478,494
     State Taxes, Net of Federal Income Tax
      Benefits................................    66,312    114,367     26,862
     Nontaxable Interest Income...............   (39,558)   (38,420)   (39,100)
     Amortization of Intangibles..............   (62,623)   (57,683)   (57,683)
     Utilization of Net Operating Loss
      Carryforward............................  (171,749)  (117,300)  (117,580)
     Other, Net...............................    42,036   (251,213)    75,007
                                               ---------  ---------  ---------
                                               $ 433,000  $ 648,000  $ 366,000
                                               =========  =========  =========

  Other, Net in fiscal 1997 includes the reversal of tax reserves no longer required.

                                ASTRO-MED, INC.

  The tax effects of temporary differences and carryforwards which gave rise to significant portions of deferred tax assets and liabilities in the accompanying consolidated balance sheets were as follows:

                                                              JANUARY 31,
                                                          --------------------
                                                            1997       1998
                                                          ---------  ---------
Deferred Tax Assets:
  Reserves and Accruals Not Yet Deducted for Tax
   Purposes.............................................. $ 684,925  $ 949,282
  Unrealized Foreign Currency Losses.....................   123,685    133,345
  Net Operating Loss Carryforwards.......................   666,059    389,981
  Other..................................................    92,166     64,363
  Valuation Allowance....................................  (666,059)  (389,981)
                                                          ---------  ---------
                                                            900,776  1,146,990
Deferred Tax Liabilities:
  Accumulated Tax Depreciation in Excess of Book
   Depreciation..........................................   794,895    747,560
  Other..................................................    81,693     73,529
                                                          ---------  ---------
                                                            876,588    821,089
                                                          ---------  ---------
Net Deferred Tax Assets.................................. $  24,188  $ 325,901
                                                          =========  =========

  The total of deferred tax assets, net of other deferred tax liabilities, is included in prepaid expenses and other current assets in the accompanying consolidated balance sheets. The valuation allowance relates to net operating loss carryforwards (approximately $416,000 domestic and $481,000 foreign) expiring through 2007, the future tax benefits of which to be realized are uncertain because they are limited to future annual taxable income of certain subsidiaries. Also, the domestic net operating loss carryforward may only be used at the rate of approximately $345,000 per year.

NOTE 7--LEASES

  There are both capital and operating lease commitments for the Company's facilities and certain machinery and equipment. Following is an analysis of assets which are under capital leases.

                                                               JANUARY 31,
                                                          ---------------------
                                                             1997       1998
                                                          ---------- ----------
      Real Estate........................................ $4,354,402 $4,477,966
      Machinery and Equipment............................    280,924    481,484
                                                          ---------- ----------
                                                           4,635,326  4,959,450
      Less: Accumulated Amortization.....................  1,562,542  1,802,149
                                                          ---------- ----------
                                                          $3,072,784 $3,157,301
                                                          ========== ==========

                                ASTRO-MED, INC.

  Minimum lease payments under noncancellable leases at January 31, 1998, were as follows:

      YEAR ENDING                                             CAPITAL  OPERATING
      JANUARY 31,                                              LEASE    LEASES
      -----------                                             -------- ---------
       1999.................................................  $198,201 $359,116
       2000.................................................   194,451  207,394
       2001.................................................    43,002  114,734
       2002.................................................             88,831
       2003.................................................             69,360
       2004 and Thereafter..................................             54,346
                                                              -------- --------
       Net Minimum Lease Payments...........................   435,654 $893,781
                                                                       ========
       Less Amount Representing Interest....................    29,882
                                                              --------
       Current Value of Net Minimum Lease Payments..........  $405,772
                                                              ========

  Total rental expense for fiscal 1996, 1997 and 1998 was $481,498, $425,817 and $432,654, respectively.

NOTE 8--OPERATIONS

  The Company's operations consist of the design, development, manufacture and sale of specialty data acquisition and data printing systems and consumable printer supplies. Business is conducted primarily in two major geographic areas: North America and Europe. Substantially all manufacturing activities are conducted in the United States.

  Sales and service activities outside North America are conducted primarily through wholly-owned entities and, to a lesser extent, through authorized distributors or agents. Transfer prices are intended to produce gross profit margins commensurate with the sales and service effort associated with the product sold. Certain information on a geographic basis for fiscal 1996, 1997 and 1998 is set forth below.

                            NORTH AMERICA   EUROPE    ELIMINATIONS  CONSOLIDATED
                            ------------- ----------  ------------  ------------
FISCAL 1996
-----------
Net Sales to Unaffiliated
 Customers.................  $37,311,249  $6,630,062                $43,941,311
Transfers between Geo-
 graphic Areas.............    4,690,824              $(4,690,824)
                             -----------              -----------
                             $42,002,073  $6,630,062  $(4,690,824)  $43,941,311
                             ===========  ==========  ===========   ===========
Operating Income...........  $ 1,224,422  $  299,022  $   (29,647)  $ 1,493,797
                             ===========  ==========  ===========   ===========
Identifiable Assets........  $37,989,186  $4,313,545                $42,302,731
                             ===========  ==========                ===========
FISCAL 1997
-----------
Net Sales to Unaffiliated
 Customers.................  $38,289,675  $5,885,458                $44,175,133
Transfers between Geo-
 graphic Areas.............  $ 4,260,847  $  142,843  $(4,403,690)
                             -----------  ----------  -----------   -----------
                             $42,550,522  $6,028,301  $(4,403,690)  $44,175,133
                             ===========  ==========  ===========   ===========
Operating Income...........  $ 1,873,249  $  146,309  $   (30,000)  $ 1,989,558
                             ===========  ==========  ===========   ===========
Identifiable Assets........  $40,718,264  $2,603,163                $43,321,427
                             ===========  ==========                ===========
FISCAL 1998
-----------
Net Sales to Unaffiliated
 Customers.................  $38,574,396  $5,173,144                $43,747,540
Transfers between Geo-
 graphic Areas.............  $ 4,195,162  $   19,616  $(4,214,778)
                             -----------  ----------  -----------
                             $42,769,558  $5,192,760  $(4,214,778)  $43,747,540
                             ===========  ==========  ===========   ===========
Operating Income (Loss)....  $   867,488  $ (219,601)               $   647,887
                             ===========  ==========                ===========
Identifiable Assets........  $40,153,959  $2,659,755                $42,813,714
                             ===========  ==========                ===========

                                ASTRO-MED, INC.

  North America sales as shown above include export sales of $6,604,317 in fiscal 1996, $5,812,450 in fiscal 1997, and $4,950,012 in fiscal 1998.

  No single customer accounted for 10% of net sales in fiscal 1996, 1997 or 1998.

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

  All contributions are deposited into trust funds. It is the policy of the Company to fund any contributions accrued. The Company's annual contribution amounts are determined by the Board of Directors. The Company's contributions paid or accrued amounted to $135,000 for fiscal 1996, $185,000 for fiscal 1997, and $227,400 for fiscal 1998.

                                ASTRO-MED, INC.

          SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                                 BALANCE AT PROVISION                 BALANCE
                                 BEGINNING  CHARGED TO                AT END
          DESCRIPTION            OF PERIOD  OPERATIONS DEDUCTIONS(2) OF PERIOD
          -----------            ---------- ---------- ------------- ---------
Allowance for Doubtful
 Accounts(1):
  Year Ended January 31,
    1996........................  157,000     58,227       58,227     157,000
    1997........................  157,000      2,152      (15,848)    175,000
    1998........................  175,000     38,585       37,797     175,788

--------
(1) The allowance for doubtful accounts has been netted against accounts receivable as of the respective balance sheet dates.
(2) Uncollectible accounts written off, net of recoveries.

36