Form 10-Q
period 1998-05-02
ASTRO MED INC /NEW/
filed 1998-06-12
CIK 8146

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

(Mark One)
X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
--
 EXCHANGE ACT OF 1934
For the quarterly period ended              May 2, 1998
                                            -----------

                                       OR

   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 --
 EXCHANGE ACT OF 1934
For the transition period from             to
                               -----------    -----------

Commission file number                     0-13200
                       ------------------------------------------------


                                Astro-Med, Inc.
-----------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


              Rhode Island                             05-0318215
-----------------------------------------------------------------------
     (State or other jurisdiction of            (I.R.S. Employer
      incorporation or organization)             Identification No.)


    600 East Greenwich Avenue, West Warwick, Rhode Island   02893
-----------------------------------------------------------------------
     (Address of principal executive offices)             (Zip Code)


                                (401) 828-4000
 ----------------------------------------------------------------------
             (Registrant's telephone number, including area code)


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

     Common Stock, $.05 Par Value - 4,757,354 shares
     (excluding treasury shares) as of May 30,1998

                                ASTRO-MED, INC.
                                     INDEX

                                                             Page No.
                                                             --------
Part I.  Financial Information:
  Consolidated Balance Sheets -
   January 31, 1998 and May 2, 1998. ........................   3

  Consolidated Statements of Income -
   Three Months Ended May 3, 1997 and May 2, 1998............   4

  Consolidated Statements of Cash Flows -
   Three Months Ended May 3, 1997 and May 2, 1998............   5

  Notes to Consolidated Financial Statements -
   May 2, 1998...............................................   6,7

  Management's Discussion and Analysis of Financial
   Condition and Results of Operations.......................   8,9

Part II.  Other Information..................................   10


Part I.  FINANCIAL INFORMATION
                                ASTRO-MED, INC.
                     UNAUDITED CONSOLIDATED BALANCE SHEETS

                                                   January 31,        May 2,
ASSETS                                                1998            1998
                                                   -----------    -----------
                                                                   (Unaudited)

CURRENT ASSETS
 Cash and Cash Equivalents......................   $ 5,659,552    $ 5,504,771
 Securities Available for Sale..................     7,472,693      7,518,610
 Accounts Receivable, Net.......................     7,828,064      7,397,735
 Inventories....................................    10,341,856     10,717,883
 Prepaid Expenses and Other Current Assets......     1,561,313      1,790,036
                                                   -----------    -----------
   Total Current Assets.........................    32,863,478     32,929,035

 PROPERTY, PLANT AND EQUIPMENT                      18,056,693     18,241,180
 Less Accumulated Depreciation..................   (10,155,952)   (10,513,570)
                                                   -----------    -----------
                                                     7,900,741      7,727,610
OTHER ASSETS
 Excess of Cost Over Net Assets Acquired........       940,084        931,009
 Amounts Due from Officers......................       453,264        453,264
 Other..........................................       656,147        656,126
                                                   -----------    -----------
                                                     2,049,495      2,040,399
                                                   -----------    -----------
                                                   $42,813,714    $42,697,044
                                                   ===========    ===========

  LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
 Accounts Payable...............................   $ 2,267,722    $ 2,403,226
 Accrued Compensation...........................     1,221,662      1,320,561
 Accrued Expenses...............................     1,470,849      1,570,787
 Income Taxes...................................       614,631        568,654
 Current Maturities of Long-Term Debt...........       177,774        177,774
                                                   -----------    -----------
   Total Current Liabilities....................     5,752,638      6,041,002

LONG-TERM DEBT, Less Current Maturities.........       227,998        171,793

EXCESS OF NET ASSETS ACQUIRED OVER COST.........       326,519        272,099

DEFERRED INCOME TAXES...........................       747,560        747,560

SHAREHOLDERS' EQUITY
 Preferred Stock, $10 Par Value,
  Authorized 100,000 Shares, None Issued........
 Common Stock, $.05 Par Value, Authorized
  13,000,000 Shares, Issued 5,140,448
  and 5,141,249 Shares, Respectively............       257,023        257,062
 Additional Paid-In Capital.....................     5,649,101      5,654,568
 Retained Earnings..............................    33,085,917     32,790,389
 Treasury Stock, at Cost (355,895 Shares
  and 383,895 Shares, Respectively).............    (3,062,945)    (3,102,945)
 Accumulated Other Comprehensive Income (Loss)..      (170,097)      (134,484)
                                                   -----------    -----------
                                                    35,758,999     35,464,590
                                                   -----------    -----------
                                                   $42,813,714    $42,697,044
                                                   ===========    ===========

                                ASTRO-MED, INC.
                  UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

                                                                Three Months Ended
                                                            ------------------------
                                                               May 3,       May 2,
                                                                1997         1998
                                                            -----------  -----------
Net Sales.................................................. $11,706,507  $10,056,440
Cost of Sales..............................................   7,202,596    6,180,833
                                                            -----------  -----------
Gross Profit...............................................   4,503,911    3,875,607

Costs and Expenses:
 Selling, General and Administrative.......................   3,139,098    3,507,636
 Research and Development..................................     709,328      757,964
                                                            -----------  -----------
                                                              3,848,426    4,265,600
                                                            -----------  -----------

Operating Income (Loss)....................................     655,485     (389,992)

Other Income (Expense):
 Investment Income.........................................     194,199      208,804
 Interest Expense..........................................      (3,239)      (6,143)
 Other, Net................................................     (24,018)      46,523
                                                            -----------  -----------
                                                                166,942      249,184
                                                            -----------  -----------

Income (Loss) before Income Taxes..........................     822,427     (140,808)
Provision (Benefit) for Income Taxes.......................    (244,055)      37,000
                                                            -----------  -----------

Net Income (Loss).......................................... $   578,372  $  (103,808)
                                                            ===========  ===========

Earnings (Loss) Per Common Share-basic.....................        $.12        $(.02)
                                                                   ====        =====
Earnings (Loss) Per Common Share-diluted...................        $.12        $(.02)
                                                                   ====        =====
Weighted Average Number of Common and Common
 Equivalent Shares Outstanding-basic.......................   4,917,691    4,780,634
                                                              =========    =========
Weighted Average Number of Common and Common
 Equivalent Shares Oustanding-diluted......................   4,964,505    4,780,634
                                                              =========    =========
Dividends Declared Per Common Share........................        $.04         $.04
                                                                   ====         ====

                                ASTRO-MED, INC.
                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                          Three Months Ended
                                                      ------------------------
                                                        May 3,         May 2,
                                                         1997           1998
                                                      ----------    ----------
Cash Flows from Operating Activities:
   Net Income (Loss)................................. $  578,372    $ (103,808)
Adjustments to Reconcile Net Income (Loss) to
   Net Cash Provided by Operating Activities:
          Depreciation and Amortization..............    310,573       312,273
          Other......................................    (72,785)       35,634
          Changes in Assets and Liabilities:
             Accounts Receivable.....................    613,665       430,329
             Inventories.............................    (30,894)     (376,027)
             Other...................................   (493,749)     (228,723)
             Accounts Payable and Accrued Expenses...    264,713       334,341
             Income Taxes............................    118,415       (45,977)

                                                      ----------    ----------
               Total Adjustments.....................    472,150       113,943
      Net Cash Provided by
       Operating Activities..........................  1,288,310       358,042

Cash Flows from Investing Activities:
   Proceeds from Sales of Securities
     Available for Sale..............................    378,326     1,417,000
   Purchases of Securities Available
     for Sale........................................   (464,862)   (1,462,917)
   Additions to Property, Plant and Equipment........   (121,076)     (184,487)
                                                      ----------    ----------
     Net Cash Used by
       Investing Activities..........................   (207,612)     (230,404)

Cash Flows from Financing Activities:
   Principle Payments on Capital Leases..............    (29,275)      (56,205)
   Proceeds from Common Shares Issued
     Under Employee Benefit Plans....................      6,875         5,467
   Purchases of Treasury Stock.......................   (313,835)      (39,961)
   Dividends Paid....................................   (147,829)     (191,720)
                                                      ----------    ----------
     Net Cash Used by Financing Activities              (484,064)     (282,419)

Net Increase (Decrease) in Cash and
     Cash Equivalents...............................     596,634      (154,781)
Cash and Cash Equivalents, Beginning of Period......   6,561,184     5,659,552
                                                      ----------    ----------

Cash and Cash Equivalents, End of Period............  $7,157,818    $5,504,771
                                                      ==========    ==========

Supplemental Disclosures of Cash Flow
   Information:
     Cash Paid During the Period for:
       Interest.....................................  $    7,099    $    8,956
       Income Taxes.................................  $   33,456    $    5,675

                                ASTRO-MED, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  May 2, 1998

Note 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    (a) The accompanying financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments which, in the opinion of management, are necessary for a fair statement of the results of the interim periods presented. These financial statements do not include all disclosures associated with annual financial statements and, accordingly, should be read in conjunction with footnotes contained in the Company's annual report on Form 10-K for the year ended January 31, 1998.

    (b) Earnings per common share have been computed and presented pursuant to the provisions of Statement of Financial Accounting Standards No. 128, Earnings Per Share, which was adopted in fiscal 1998. Net income per share is based on the weighted average number of shares outstanding during the period. Net income per share assuming dilution is based on the weighted average number of shares and common equivalent shares for stock options outstanding during the period.

                                                  Three Months Ended
                                                  --------------------
                                                   May 3,      May 2,
                                                    1997        1998
                                                  ---------  ---------
Weighted Average Common Shares
 Outstanding-basic............................    4,917,691  4,780,634
Diluted Effect of Options Outstanding.........       46,814     38,404
                                                  ---------  ---------
Weighted Average Common Shares
 Outstanding-diluted..........................    4,964,505  4,819,038
                                                  =========  =========

Note 2 - CHANGE IN ACCOUNTING PRINCIPLES

    Effective February 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income". This statement requires presentation of the components of comprehensive income, including the changes in equity from non-owner sources such as unrealized gains (losses) on securities and foreign currency translation adjustments. The Company's total comprehensive income is as follows.

                                                  Three Months Ended
                                                 ---------------------
                                                   May 3,      May 2,
                                                    1997        1998
                                                 --------    ---------
Comprehensive Income:
    Net Income (Loss)..........................  $578,372    $(103,808)
    Other Comprehensive Income (Loss):
     Foreign currency translation adjustments..   (55,098)      58,408
     Unrealized gain(loss) on securities.......   (17,687)     (22,795)
                                                 --------      --------

    Comprehensive Income (Loss)................  $505,587    $ (68,195)
                                                 ========    =========

Note 3 - INVENTORIES

    Inventories are stated at the lower of cost (first-in, first-out) or market and include material, labor and manufacturing overhead. The components of inventories were as follows:

                               January 31,    May 2,
                                  1998         1998
                               -----------  -----------
     Materials and Supplies..  $ 5,620,041  $ 5,856,244
     Work-In-Process.........      993,149    1,007,122
     Finished Goods..........    3,728,666    3,854,517
                               -----------  -----------
                               $10,341,856  $10,717,883
                               ===========  ===========


                                ASTRO-MED, INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

Results of Operations:
----------------------

    Net Sales were $10,056,000 in the first quarter, down from sales of $11,707,000 in the first quarter of the prior year. The Company continues to weather the negative effects of various market and financial adversities. These include consolidation in the aerospace and defense industries, dysfunction in the Asian markets, and a stronger dollar in the European markets. The effect of these conditions is especially conspicuous in the Test and Measurement (T&M) group where 1st quarter sales of $4,392,000 were 29% below last year's 1st quarter. Our other two product groups, QuickLabel Systems (QLS) and Grass Instruments (Grass) continued their growth profile with 1st quarter sales of $3,322,000 and $2,342,000 respectively. These sales volumes represent increases over the prior year's 1st quarter of 1 % and 5%, respectively.

    Gross Profit dollars were $3,876,000 during the first quarter with a corresponding margin of 39%. Notwithstanding the change in product mix in this quarter's sales (i.e., higher percentage of QLS & Grass products) from last year's 1st quarter sales, this quarter's gross profit margin matched last year's result of 39%.

    Operating expenses in the 1st quarter were $4,266,000 reflecting an 11% increase over last year's 1st quarter. The increment was due to personnel additions in field selling, research & development, and information technology, as well as marketing expenses related to advertising and trade shows.

    Other Income rose 49% to $249,000 as an outgrowth of increases in interest and dividend income, and gains realized on foreign currency translations.

    Net loss after taxes in the quarter was $104,000. This reflects a loss of 2 cents per share on a fully diluted basis as compared to the prior year's 1st quarter net income of $578,000 or 12 cents per share on a fully diluted basis.


Financial Condition:
--------------------

    Total assets at the end of the first quarter were $42,697,000, nominally lower than the prior fiscal year end asset balance of $42,814,000.

    Cash and investments in marketable securities decreased 1% to $13,023,000 at the end of the quarter from the previous year end balance of $13,132,000. Working capital level at $26,888,000 was 1% lower than the year end working capital balance of $27,111,000. The Company's current ratio at quarter's end was 5.5 : 1 against a year end current ratio of 5.7 : 1. Capital expenditures during the quarter reached $184,000 as the Company continues its investment in information technology as well as additional manufacturing test equipment.

    In accordance with its Common Stock Repurchase Plan, the Company purchased 28,000 shares of its common stock during the quarter. Currently, the Company is authorized to acquire another 373,676 shares of its common stock. During the quarter, the Company paid cash dividends of 4 cents per common share to shareholders of record on March 27th. Shareholders' Equity declined 1% to $35,465,000 at quarter's end.


Safe Harbor Statement
---------------------

    This document contains forward-looking statements based on current expectations that involve a number of risks and uncertainties. The factors that could cause actual results to differ materially include the following: general economic conditions and growth rates in the data acquisition, digital color printing, and neurophysiology markets, including but not limited to the electronic, printing, and medical markets; competitive factors and pricing pressures; changes in product mix; changes in the seasonality of demand patterns; the timely development and acceptance of new products; inventory risks due to shifts in market demand; component constraints and shortages; risk of non-payment of accounts receivable; ramp up and expansion of manufacturing capacity; and the risks described from time to time in Astro-Med's reports filed with the Securities and Exchange Commission.

PART II.  OTHER INFORMATION

Item 4.  Results of Votes of Security Holders

    An Annual Meeting of Shareholders of the registrant was held May 19, 1998.
A proposed 1998 Non-qualified Stock Option Plan and a proposed increase in the maximum shares under the 1997 Incentive Stock Option Plan were presented to the shareholders for their approval. Also, shareholders were asked to elect a Board of Directors to serve until the next Annual Meeting of Shareholders or until their successors are elected and qualified.

    The Company's 1998 Non-Qualified Stock Option Plan was approved by the following vote: For--2,763,945; Against--735,471; Abstain--18,565.

    The Company's proposed increase in the maximum shares under the 1997 Incentive Stock Option Plan was approved by the following vote:
For--2,741,201; Against--558,202; Abstain--14,425

    In an uncontested election, nominees for directors were elected by the following votes:

Name of Nominee             Votes     Votes
for Director                 For     Withheld
------------------------  ---------  --------
    Albert W. Ondis       4,357,492    22,832
    Everett V. Pizzuti    4,357,492    22,832
    Jacques V. Hopkins    4,359,022    21,302
    Hermann Viets         4,359,022    21,302
    Neil K. Robertson     4,353,935    26,389

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

                                    ASTRO-MED, INC.
                                     (Registrant)


Date:  June 9, 1998              By ____________________________
                                     A. W. Ondis, Chairman
                                    (Principal Executive Officer)


Date:  June 9, 1998              By ____________________________
                                     Joseph P. O'Connell, Vice
                                     President and Treasurer
                                    (Principal Financial Officer)