Form 10-Q
period 1998-08-01
ASTRO MED INC /NEW/
filed 1998-09-04
CIK 8146

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         August 1, 1998
                               -----------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to
                               ----------------   -----------------

Commission file number       0-13200
                        ------------------


                                Astro-Med, Inc.
                  ------------------------------------------
            (Exact name of registrant as specified in its charter)


                 Rhode Island                          05-0318215
       -----------------------------------------------------------------
        (State or other jurisdiction of            (I.R.S. Employer
        incorporation or organization)             Identification No.)


  600 East Greenwich Avenue, West Warwick, Rhode Island     02893
 --------------------------------------------------------------------
  (Address of principal executive offices)                (Zip Code)


                                (401) 828-4000
                 ---------------------------------------------
             (Registrant's telephone number, including area code)


                                 ------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X    No
                                               ---      ---

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                Common Stock, $.05 Par Value - 4,517,736 shares
               (excluding treasury shares) as of August 31,1998

                                ASTRO-MED, INC.
                                     INDEX

                                                            Page No.
                                                            --------
Part I.  Financial Information:

 Consolidated Balance Sheets -
  January 31, 1998 and August 1, 1998 ......................   3

 Consolidated Statements of Income -
  Three Months Ended August 2, 1997 and August 1, 1998......   4

 Consolidated Statements of Income -
  Six Months Ended August 2, 1997 and August 1, 1998........   5

 Consolidated Statements of Cash Flows -
  Six Months Ended August 2, 1997 and August 1, 1998........   6

 Notes to Consolidated Financial Statements -
  August 1, 1998............................................   7,8

 Management's Discussion and Analysis of Financial
  Condition and Results of Operations.......................   9,10,11

Part II.  Other Information.................................   12

Part I.  FINANCIAL INFORMATION

                                ASTRO-MED, INC.
                     UNAUDITED CONSOLIDATED BALANCE SHEETS

                                                   January 31,     August 1,
                                                      1998           1998
                                                  -------------  -------------
                                                                  (Unaudited)
                      ASSETS

CURRENT ASSETS
 Cash and Cash Equivalents......................   $ 5,659,552    $ 5,569,437
 Securities Available for Sale..................     7,472,693      7,661,023
 Accounts Receivable, Net.......................     7,828,064      7,504,698
 Inventories....................................    10,341,856     10,214,733
 Prepaid Expenses and Other Current Assets......     1,561,313      1,391,290
                                                   -----------    -----------
   Total Current Assets.........................    32,863,478     32,341,181
        PROPERTY, PLANT AND EQUIPMENT               18,056,693     18,401,519
 Less Accumulated Depreciation..................   (10,155,952)  (10,857,431)
                                                   -----------
       7,900,741                                     7,544,088
OTHER ASSETS
 Excess of Cost Over Net Assets Acquired........       940,084        921,934
 Amounts Due from Officers......................       453,264        453,264
 Other..........................................       656,147        655,542
                                                   -----------    -----------
                                                     2,049,495      2,030,740
                                                   -----------    -----------
                                                   $42,813,714    $41,916,009
                                                   ===========    ===========

     LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
 Accounts Payable...............................   $ 2,267,722    $ 2,489,681
 Accrued Compensation...........................     1,221,662      1,420,909
 Accrued Expenses...............................     1,470,849      1,205,479
 Income Taxes...................................       614,631        669,571
 Current Maturities of Long-Term Debt...........       177,774        177,774
                                                   -----------    -----------
   Total Current Liabilities....................     5,752,638      5,963,414

LONG-TERM DEBT, Less Current Maturities.........       227,998        140,102

EXCESS OF NET ASSETS ACQUIRED OVER COST.........       326,519        217,679

DEFERRED INCOME TAXES...........................       747,560        747,560

SHAREHOLDERS' EQUITY
 Preferred Stock, $10 Par Value,
  Authorized 100,000 Shares, None Issued........
 Common Stock, $.05 Par Value, Authorized
  13,000,000 Shares, Issued 5,140,448
  and 5,142,031 Shares, Respectively............       257,023        257,076
 Additional Paid-In Capital.....................     5,649,101      5,656,471
 Retained Earnings..............................    33,085,917     32,787,195
 Treasury Stock, at Cost (355,895 Shares
  and 446,395 Shares, Respectively).............    (3,062,945)    (3,688,070)
 Accumulated Other Comprehensive Income (Loss)        (170,097)      (165,418)
                                                   -----------    -----------
                                                    35,758,999     34,847,254
                                                   -----------    -----------
                                                   $42,813,714    $41,916,009
                                                   ===========    ===========

                                ASTRO-MED, INC.
                  UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

                                                                Three Months Ended
                                                             ------------------------
                                                              August 2,    August 1,
                                                                1997         1998
                                                             -----------  ----------
Net Sales.................................................. $10,676,531   $10,528,111
Cost of Sales..............................................   6,675,149     6,258,930
                                                            -----------   -----------
Gross Profit...............................................   4,001,382     4,269,181

Costs and Expenses:
 Selling, General and Administrative.......................   3,250,544     3,503,524
 Research and Development..................................     697,369       734,332
                                                            -----------   -----------
                                                              3,947,913     4,237,856
                                                            -----------   -----------

Operating Income...........................................      53,469        31,325

Other Income (Expense):
 Investment Income.........................................     200,718       209,953
 Interest Expense..........................................     (10,055)       (6,066)
 Other, Net................................................     (64,462)       19,195
                                                            -----------   -----------
                                                                126,201       223,082
                                                            -----------   -----------

Income before Income Taxes.................................     179,670       254,407
Provision for Income Taxes.................................      42,000        66,000
                                                            -----------   -----------

Net Income................................................. $   137,670   $   188,407
                                                            ===========   ===========

Earnings Per Common Share-basic............................        $.03          $.04
                                                                   ====          ====
Earnings Per Common Share-diluted..........................        $.03          $.04
                                                                   ====          ====
Weighted Average Number of Common and Common
 Equivalent Shares Outstanding-basic.......................   4,865,841     4,740,523
                                                            ===========   ===========
Weighted Average Number of Common and Common
 Equivalent Shares Oustanding-diluted......................   4,927,211     4,775,098
                                                            ===========   ===========
Dividends Declared Per Common Share........................        $.04          $.04
                                                                   ====          ====

                                ASTRO-MED, INC.
                  UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

                                                                 Six Months Ended
                                                             -------------------------
                                                              August 2,    August 1,
                                                                1997         1998
                                                             -----------  -----------

Net Sales..................................................  $22,383,036    $20,584,551
Cost of Sales..............................................   13,877,745     12,439,763
                                                             -----------    -----------
Gross Profit...............................................    8,505,291      8,144,788

Costs and Expenses:
 Selling, General and Administrative.......................    6,389,643     7,011,214
 Research and Development..................................    1,406,696     1,492,296
                                                              ----------   -----------
                                                               7,796,339     8,503,510
                                                              ----------   -----------

Operating Income (Loss)....................................      708,952      (358,722)

Other Income (Expense):
 Investment Income.........................................      394,918       418,757
 Interest Expense..........................................      (13,294)      (12,209)
 Other, Net................................................      (88,480)       65,718
                                                              ----------   -----------
                                                                 293,144       472,266
                                                              ----------   -----------

Income before Income Taxes.................................    1,002,096       113,544
Provision for Income Taxes.................................      286,055        29,000
                                                              ----------   -----------

Net Income.................................................   $  716,041   $    84,544
                                                              ==========   ===========

Earnings Per Common Share-basic............................         $.15          $.02
                                                                    ====          ====
Earnings Per Common Share-diluted..........................         $.15          $.02
                                                                    ====          ====
Weighted Average Number of Common and Common
 Equivalent Shares Outstanding-basic.......................    4,889,827     4,760,447
                                                              ==========   ===========
Weighted Average Number of Common and Common
 Equivalent Shares Oustanding-diluted......................    4,939,486     4,796,971
                                                              ==========   ===========
Dividends Declared Per Common Share........................         $.08          $.08
                                                                    ====          ====


                                ASTRO-MED, INC.
                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                Six Months Ended
                                                          -------------------------------
                                                              August 2,        August 1,
                                                                1997             1998
                                                             -----------      -----------
Cash Flows from Operating Activities:
   Net Income........................................        $  716,041      $   84,544
Adjustments to Reconcile Net Income to
  Net Cash Provided by Operating Activities:
     Depreciation and Amortization...................           588,869         610,789
     Other...........................................           (93,147)         20,954
     Changes in Assets and Liabilities:
        Accounts Receivable..........................         1,274,405         323,366
        Inventories..................................          (203,493)        127,123
        Other........................................           308,308         170,024
        Accounts Payable and Accrued Expenses........           679,910         155,836
        Income Taxes.................................          (518,303)         54,940
                                                            -----------     -----------
          Total Adjustments..........................         2,036,549       1,463,032
      Net Cash Provided by Operating Activities......         2,752,590       1,547,576

Cash Flows from Investing Activities:
   Proceeds from Sales of Securities
     Available for Sale..............................           167,018       3,553,884
     Purchases of Securities Available for Sale......        (1,202,173)     (3,757,883)
   Additions to Property, Plant and Equipment........          (303,517)       (344,826)
                                                            -----------     -----------
     Net Cash Used by Investing Activities...........        (1,338,672)       (548,825)

Cash Flows from Financing Activities:
   Principle Payments on Capital Leases..............          (89,078)        (87,896)
   Proceeds from Common Shares Issued
     Under Employee Benefit Plans....................            14,069           7,421
   Purchases of Treasury Stock.......................          (725,210)       (625,125)
   Dividends Paid....................................          (342,310)       (383,266)
                                                            -----------     -----------
     Net Cash Used by Financing Activities...........        (1,142,529)     (1,088,866)

Net Increase (Decrease) in Cash and Cash
  Equivalents........................................           271,389         (90,115)
Cash and Cash Equivalents, Beginning of Period.......         6,561,184       5,659,552
                                                            -----------     -----------
Cash and Cash Equivalents, End of Period.............       $ 6,832,573     $ 5,569,437
                                                            ===========     ===========

Supplemental Disclosures of Cash Flow
   Information:
     Cash Paid During the Period for:
       Interest......................................       $    19,858     $    13,146
       Income Taxes..................................       $   600,956     $         0
   Other Non-Cash Transactions:
       Acquisition of Leased Equipment...............       $   200,000     $         0


                                ASTRO-MED, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 August 1, 1998

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

                                                                Three Months Ended            Six Months Ended
                                                            --------------------------    --------------------------
                                                             August 2,      August 1,      August 2,      August 1,
                                                               1997           1998           1997           1998
                                                            -----------    -----------    -----------    -----------
Weighted Average Common Shares Outstanding-basic......      4,865,841       4,740,523      4,889,827     4,760,447
Diluted Effect of Options Outstanding.................         61,370          34,575         49,659        36,524
                                                            ---------       ---------      ---------     ---------
Weighted Average Common Shares Outstanding-diluted....      4,927,211       4,775,098      4,939,486     4,796,971
                                                            =========       =========      =========     =========

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

                                                                Three Months Ended            Six Months Ended
                                                            --------------------------    --------------------------
                                                             August 2,      August 1,      August 2,      August 1,
                                                               1997           1998           1997           1998
                                                            -----------    -----------    -----------    -----------
Comprehensive Income:
 Net Income............................................       $137,670       $188,407       $716,041       $ 84,544
                                                              --------       --------       --------       --------
 Other Comprehensive Income(Loss):
  Foreign currency translation adjustments.............        (37,955)       (38,624)       (93,053)        19,784
  Unrealized gain(loss) on securities:
    Unrealized holding gain (loss) arising during
      the period.......................................         17,593         10,191            (94)       (12,604)
    Less: reclassification adjustment for gains
      included in net income...........................             -          (2,501)            -          (2,501)
                                                              --------       --------       --------       --------
 Other comprehensive Income (Loss): ...................        (20,362)       (30,934)       (93,147)         4,679
 Income tax benefit (expense) related to items of other
   comprehensive income................................          4,760          8,024         26,547         (1,195)
                                                              --------       --------       --------       --------
 Other Comprehensive Income (Loss), net of tax.........        (15,602)       (22,910)       (66,600)         3,484

 Comprehensive Income..................................       $122,068       $165,497       $649,441       $ 88,028
                                                              ========       ========       ========       ========

Note 3 - INVENTORIES

    Inventories are stated at the lower of cost (first-in, first-out) or market and include material, labor and manufacturing overhead. The components of inventories were as follows:

                                    January 31,   August 1,
                                       1998         1998
                                    -----------  -----------
     Materials and Supplies.......  $ 5,620,041  $ 6,017,704
     Work-In-Process..............      993,149      802,096
     Finished Goods...............    3,728,666    3,394,933
                                    -----------  -----------
                                    $10,341,856  $10,214,733
                                    ===========  ===========

                                ASTRO-MED, INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


Results of Operations:
---------------------

    Net Sales in the second quarter reached $10,528,000 rising 5% from the first quarter's sales of $10,056,000 but were 1% behind last year's second quarter sales of $10,677,000. Sales through the domestic channels were $7,689,000 whereas our international sales were $2,839,000 in the quarter. Domestic sales were lower than last year's second quarter sales of $8,177,000. International sales were healthy with revenues 13% ahead of last year's sales with most international branches posting double digit sales increases.

    After six months, sales revenues in the current fiscal year were $20,584,000 which are down 8% from the prior year level of $22,383,000. Domestically, sales were $15,606,000, whereas the international sales volume was $4,978,000.

    Gross Profit dollars in the second quarter were $4,269,000, 7% better than last year and 10% higher than the first quarter's gross profit dollars. The second quarter's gross margin percentage of 41% compares favorably to the prior year margin of 38% as well as the first quarter's margin of 39%. This quarter's result is an outgrowth of product mix and improved margins in both the QLS and Grass Instrument product lines.

    After six months, Gross Profit dollars were $8,145,000 reflecting a margin of 40%. This year's gross margin percentage marks an improvement over the prior year margin of 38%. The improvement is traceable to improved margins and product mix.

     Spending in the Selling, Research and Development and General and Administrative accounts was $4,238,000 during the quarter. This quarter's expenses were higher by 7% from last year and are traceable to increases in sales personnel, R & D projects and Information Technology requirements. After six months operating expenses were $8,503,000, an increase of 9% from last year's expense levels. The increase was due to higher spending in selling & marketing, new product development and G & A expenses.

    Other Income in the quarter was $223,000 reflecting a sharp increase over the prior year's income level of $126,000. The improvement is due to increases in dividend and interest income as well as reductions in losses realized on foreign currency translations. For the six month period other income was $472,000 against last year's level of $293,000, and was due to favorable results in foreign currency translation and improved interest income.

    Net Income in the second quarter was $188,000 or 4c per share. This year's result was an improvement of 37% over the prior year's second quarter net income and translates into an improvement of 1c per share. Net income after six months is $85,000 or 2c per share as compared to the prior year net income of $716,000 or 15c per share.

Financial Condition:
-------------------

    The Company's balance sheet remains strong with cash and marketable securities increasing $98,000 from year end to $13,230,000 at second quarter's end. Accounts Receivable dollars declined 4% to $7,505,000. Inventories also declined $127,000 to $10,215,000. The working capital balance declined from year end to $26,378,000 but still reflects a strong current ratio of 5:42 to 1.

    Capital expenditures during the first six months were $345,000 reflecting a mix of purchases including production equipment, hardware and software technology investments, and building improvements.

    During the first half of the current fiscal year, the Company has purchased 90,500 shares of its Common Stock with 62,500 shares purchased during the second quarter. The Board of Directors approved repurchase plan currently authorizes the purchase of another 311,176 shares of its common stock.

    Cash Dividends of 4c per share were paid to shareholders of record during the first quarter and second quarter of the current fiscal year. Shareholders' equity was $34,847,000 at the end of the second quarter.

Year 2000:
---------

     The Year 2000 issue is the result of computer programs being written using two digits (rather than four) to define the applicable year. Any of the Company's computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000, which could result in system failures or miscalculations.

    The Company is currently working to resolve the Year 2000 issue and has established processes for evaluating and managing the risks and costs associated with products sold as well as products purchased by the Company. The Company will utilize both internal and external resources to reprogram or replace, and test the software for Year 2000 modifications. In addition, the Company is communicating with suppliers and customers with whom the Company does business to coordinate the Year 2000 conversion. The Company's present state of readiness and costs to address the Year 2000 issues have been summarized in the following chart:

                                                                     YEAR 2000 COSTS
                                                            --------------------------------
                                               Time Table     Incurred  Est. to   Total Est.
               System Type                   for Completion   to-Date   Complete     Cost
              -------------                 ----------------  --------  --------  ----------
IT Systems:
A/S 400 IBM Midrange System                 Completed - 1/98  $200,751  $      -    $200,751
Financial/Manufacturing/                     October, 1998     321,243    15,000     336,243
Distribution Business Software Systems
Other Internal IT and Non-IT Hardware and     April, 1999       30,294   255,000     285,294
 Software                                                     --------  --------    --------
                                                              $552,288  $270,000    $822,288
                                                              ========  ========    ========

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

                                       ASTRO-MED, INC.
                                        (Registrant)


Date:  September 4, 1998               By
                                         ---------------------------------
                                           A. W. Ondis, Chairman
                                           (Principal Executive Officer)


Date:  September 4, 1998               By
                                         ---------------------------------
                                           Joseph P. O'Connell, Vice
                                           President and Treasurer
                                           (Principal Financial Officer)