Form 10-Q
period 1998-10-31
ASTRO MED INC /NEW/
filed 1998-12-09
CIK 8146

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

(Mark One)
X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
--
   EXCHANGE ACT OF 1934

For the quarterly period ended       October 31, 1998
                               ----------------------------------------------

                                      OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 --
 EXCHANGE ACT OF 1934
For the transition period from                     to
                               -------------------   ------------------

Commission file number                        0-13200
                      -------------------------------------------------------


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

     Common Stock, $.05 Par Value - 4,513,703 shares
     (excluding treasury shares) as of December 4, 1998

                                ASTRO-MED, INC.
                                     INDEX

                                                            Page No.
                                                            --------
Part I.  Financial Information:

 Consolidated Balance Sheets -
  January 31, 1998 and October 31, 1998 ....................   3

 Consolidated Statements of Income -
  Three Months Ended November 1, 1997 and October 31, 1998..   4

 Consolidated Statements of Income -
  Nine Months Ended November 1, 1997 and October 31, 1998...   5

 Consolidated Statements of Cash Flows -
  Nine Months Ended November 1, 1997 and October 31, 1998...   6

 Notes to Consolidated Financial Statements -
  October 31, 1998..........................................   7,8

 Management's Discussion and Analysis of Financial
  Condition and Results of Operations.......................   9-12

Part II.  Other Information.................................   13

Part I.  FINANCIAL INFORMATION
                                ASTRO-MED, INC.
                     UNAUDITED CONSOLIDATED BALANCE SHEETS

                                                    January 31,   October 31,
                 ASSETS                               1998           1998
                                                  -------------  -------------
                                                                  (Unaudited)

CURRENT ASSETS
 Cash and Cash Equivalents......................   $ 5,659,552    $ 4,461,316
 Securities Available for Sale..................     7,472,693      7,825,216
 Accounts Receivable, Net.......................     7,828,064      7,739,399
 Inventories....................................    10,341,856     10,474,718
 Prepaid Expenses and Other Current Assets......     1,561,313      1,327,170
                                                   -----------    -----------
   Total Current Assets.........................    32,863,478     31,827,819

PROPERTY, PLANT AND EQUIPMENT                       18,056,693     18,606,623
 Less Accumulated Depreciation..................   (10,155,952)  (11,151,887)
                                                   -----------    -----------
                                                     7,900,741      7,454,736
OTHER ASSETS
 Excess of Cost Over Net Assets Acquired........       940,084        912,859
 Amounts Due from Officers......................       453,264        453,624
 Other..........................................       656,147        645,221
                                                   -----------    -----------
                                                     2,049,495      2,011,704
                                                   -----------    -----------
                                                   $42,813,714    $41,294,259
                                                   ===========    ===========

  LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
 Accounts Payable...............................   $ 2,267,722    $ 2,850,170
 Accrued Compensation...........................     1,221,662      1,560,704
 Accrued Expenses...............................     1,470,849      1,220,057
 Income Taxes...................................       614,631        534,304
 Current Maturities of Long-Term Debt...........       177,774        177,774
                                                   -----------    -----------
   Total Current Liabilities....................     5,752,638      6,343,009

LONG-TERM DEBT, Less Current Maturities.........       227,998         82,916

EXCESS OF NET ASSETS ACQUIRED OVER COST.........       326,519        163,259

DEFERRED INCOME TAXES...........................       747,560        747,560

SHAREHOLDERS' EQUITY
 Preferred Stock, $10 Par Value,
  Authorized 100,000 Shares, None Issued........
 Common Stock, $.05 Par Value, Authorized
  13,000,000 Shares, Issued 5,140,448
  and 5,142,778 Shares, Respectively............       257,023        257,139
 Additional Paid-In Capital.....................     5,649,101      5,663,820
 Retained Earnings..............................    33,085,917     32,835,122
 Treasury Stock, at Cost (355,895 Shares
  and 629,295 Shares, Respectively).............    (3,062,945)    (4,748,875)
 Accumulated Other Comprehensive Income (Loss)        (170,097)       (49,691)
                                                   -----------    -----------
                                                    35,758,999     33,957,515
                                                   -----------    -----------
                                                   $42,813,714    $41,294,259
                                                   ===========    ===========


                                ASTRO-MED, INC.
                  UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

                                                                 Three Months Ended
                                                             --------------------------
                                                             November 1,   October 31,
                                                                 1997         1998
                                                             ------------  -----------

Net Sales..................................................  $11,344,294   $10,515,347
Cost of Sales..............................................    6,857,626     6,221,371
                                                              ----------    ----------
Gross Profit...............................................    4,486,668     4,293,976

Costs and Expenses:
 Selling, General and Administrative.......................    3,383,091     3,519,928
 Research and Development..................................      668,924       745,420
                                                              ----------    ----------
                                                               4,052,015     4,265,348
                                                              ----------    ----------

Operating Income...........................................      434,653        28,628

Other Income (Expense):
 Investment Income.........................................      211,241       217,346
 Interest Expense..........................................       (7,546)       (5,284)
 Other, Net................................................       84,040        69,555
                                                              ----------    ----------
                                                                 287,735       281,617
                                                              ----------    ----------

Income before Income Taxes.................................      722,388       310,245
Provision for Income Taxes.................................      223,945        81,000
                                                              ----------    ----------

Net Income.................................................   $  498,443    $  229,245
                                                              ==========    ==========

Earnings Per Common Share-basic............................         $.10          $.05
                                                                    ====          ====
Earnings Per Common Share-diluted..........................         $.10          $.05
                                                                    ====          ====
Weighted Average Number of Common and Common
 Equivalent Shares Outstanding-basic.......................    4,850,339     4,571,792
                                                              ==========    ==========
Weighted Average Number of Common and Common
 Equivalent Shares Oustanding-diluted......................    4,896,071     4,589,759
                                                              ==========    ==========
Divividends declared Per Common Share......................         $.04         $.04
                                                                    ====         ====



                                ASTRO-MED, INC.
                  UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

                                                                 Nine Months Ended
                                                             --------------------------
                                                             November 1,   October 31,
                                                                 1997         1998
                                                             ------------  -----------

Net Sales..................................................  $33,727,329   $31,099,898
Cost of Sales..............................................   20,735,370    18,661,134
                                                              ----------   -----------
Gross Profit...............................................   12,991,959    12,438,764

Costs and Expenses:
 Selling, General and Administrative.......................    9,772,735    10,531,143
 Research and Development..................................    2,075,620     2,237,716
                                                              ----------   -----------
                                                              11,848,355    12,768,859
                                                              ----------   -----------

Operating Income (Loss)....................................    1,143,604      (330,095)

Other Income (Expense):
 Investment Income.........................................      606,159       636,103
 Interest Expense..........................................      (20,840)      (17,493)
 Other, Net................................................       (4,440)      135,273
                                                              ----------   -----------
                                                                 580,879       753,883
                                                              ----------   -----------

Income before Income Taxes.................................    1,724,483       423,788
Provision for Income Taxes.................................      510,000       110,000
                                                              ----------   -----------

Net Income.................................................   $1,214,483   $   313,788
                                                              ==========   ===========

Earnings Per Common Share-basic............................         $.25          $.07
                                                                    ====          ====
Earnings Per Common Share-diluted..........................         $.25          $.07
                                                                    ====          ====
Weighted Average Number of Common and Common
 Equivalent Shares Outstanding-basic.......................    4,868,570     4,697,649
                                                              ==========   ===========
Weighted Average Number of Common and Common
 Equivalent Shares Oustanding-diluted......................    4,919,601     4,728,848
                                                              ==========   ===========

Dividends Declared Per Common Share........................         $.12          $.12
                                                                    ====          ====


                                ASTRO-MED, INC.
                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                    Nine Months Ended
                                                       --------------------------------------
                                                              November 1,        October 31,
                                                                1997                 1998
                                                                ----                ----
Cash Flows from Operating Activities:
   Net Income.................................               $1,214,483          $  313,788
Adjustments to Reconcile Net Income to
  Net Cash Provided by Operating Activities:
          Depreciation and Amortization.......                  935,373             859,900
          Other...............................                  (13,940)             70,121
     Changes in Assets and Liabilities:
        Accounts Receivable...................                  105,397              88,665
        Inventories...........................                  161,850            (132,862)
        Other.................................                 (284,263)            234,143
        Accounts Payable and Accrued
            Expenses..........................                  893,529             670,698
        Income Taxes..........................                 (458,915)            (80 327)
                                                            -----------         -----------
          Total Adjustments...................                1,339,031           1,710,338
      Net Cash Provided by
        Operating Activities..................                2,553,514           2,024,126

Cash Flows from Investing Activities:
   Proceeds from Sales of Securities
     Available for Sale.......................                2,335,200           8,067,245
Purchases of Securities Available
     for Sale.................................               (2,571,075)         (8,358,275)
   Additions to Property, Plant and
     Equipment................................                 (710,696)           (549,930)
                                                            -----------         -----------
     Net Cash Used by
       Investing Activities...................                 (946,571)           (840,960)

Cash Flows from Financing Activities:
   Principle Payments on Capital Leases.......                 (119,339)           (145,082)
   Proceeds from Common Shares Issued
     Under Employee Benefit Plans.............                   18,267              14,835
   Purchases of Treasury Stock................               (1,046,709)         (1,685,930)
   Dividends Paid.............................                 (535,069)           (565,225)
                                                            -----------         -----------
     Net Cash Used by Financing Activities....               (1,682,850)         (2,381,402)

Net Decrease in Cash and Cash Equivalents.....                  (75,907)         (1,198,236)
Cash and Cash Equivalents, Beginning of
     Period...................................                6,561,184           5,659,552
                                                            -----------         -----------

Cash and Cash Equivalents, End of Period......              $ 6,485,277         $ 4,461,316
                                                            ===========         ===========

Supplemental Disclosures of Cash Flow
   Information:
     Cash Paid During the Period for:
       Interest...............................              $    25,061         $    20,306
       Income Taxes...........................              $   751,437         $   195,917
   Other Non-Cash Transactions:
       Acquisition of Leased Equipment........              $   200,000         $         0


                                ASTRO-MED, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                October 31, 1998

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


                                                                 Three Months Ended             Nine Months Ended
                                                           ----------------------------     ---------------------------
                                                           November 1,      October 31,     November 1,     October 31,
                                                             1997              1998          1997               1998
                                                             ----              ----          ----               ----

  Weighted Average Common Shares
        Outstanding-basic................................  4,850,339        4,571,792       4,868,570         4,697,649
  Diluted Effect of Options
        Outstanding......................................     45,732           17,967          51,031            31,199
                                                           ---------        ---------       ---------         ---------
  Weighted Average Common Shares
    Outstanding-diluted.................................   4,896,071        4,589,759       4,919,601         4,728,848
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

                                                          Three Months Ended                 Nine Months Ended
                                                         November 1,  October 31,           November 1,  October 31
                                                            1997        1998                   1997       1998
                                                           -----        ----                   ----       ----
Comprehensive Income:
 Net Income..........................                    $498,443      $229,245           $1,214,483      $313,788
                                                         --------      --------           ----------      --------
 Other Comprehensive Income(Loss):
  Foreign currency translation
    adjustments.........................                   67,141        38,565              (25,912)       58,349
  Unrealized gain(loss) on
    securities:
    Unrealized holding gain (loss)
     arising during the period..........                   12,066        77,956               11,972        65,352
    Less: reclassification adjustment
    for gains included in net income....                        -          (794)                   -        (3,295)
                                                         --------      --------           ----------      --------

 Other comprehensive Income (Loss):                        79,207       115,727              (13,940)      120,406
 Income tax benefit (expense) related to
  items of other comprehensive income...                  (24,555)      (30,214)               4,123       (31,253)
                                                         --------      --------           ----------      --------
 Other Comprehensive Income (Loss),
   net of tax...........................                   54,652        85,513               (9,817)       89,153
                                                         --------      --------           ----------      --------
 Comprehensive Income...................                 $553,095      $314,758           $1,204,666      $402,941
                                                         ========      ========           ==========      ========

Note 3 - INVENTORIES

    Inventories are stated at the lower of cost (first-in, first-out) or market and include material, labor and manufacturing overhead. The components of inventories were as follows:

                               January 31,  October 31,
                                  1998         1998
                               -----------  -----------
     Materials and Supplies..  $ 5,620,041  $ 5,957,866
     Work-In-Process.........      993,149      909,618
     Finished Goods..........    3,728,666    3,607,234
                               -----------  -----------
                               $10,341,856  $10,474,718
                               ===========  ===========

                                ASTRO-MED, INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

Results of Operations:
---------------------

    Net Sales in the third quarter were $10,515,000, essentially flat with the second quarter net sales of $10,528,000 and 7% behind last year's third quarter net sales of $11,344,000. Geographically, sales from our domestic channels were $7,780,000, which were lower than last year's third quarter domestic sales of $8,917,000. Internationally, sales rose 13% to $2,735,000 from last year's sales level of $2,427,000. The shortfall in the domestic channels was confined to the Test & Measurement product line, whereas the QuickLabel Systems (QLS) and Grass Instrument product lines continued their growth profile increasing 4% and 14%, respectively, from last year's sales levels. Sales growth in the international channels was fueled by volume increases in our European and Canadian markets, whereas our Far East sales continue to be negatively impacted by the Asian financial crisis.

    Through nine months, net sales in the current fiscal year were $31,100,000, down 8% from the prior year level of $33,727,000. Domestic sales were $23,386,000, while international sales were $7,714,000. Performance by product line was mixed with QLS and Grass Instrument products up 10% and 13% respectively, whereas T & M products are down 26% from last year.

    Gross Profit in the third quarter was $4,294,000, representing a 41% gross profit margin. The third quarter gross profit margin compares favorably to the prior year's third quarter margin of 40%, as well as the previous three quarters' profit margins. This positive trend is the result of improved margins in both the QLS and Grass Instrument product lines.

    Through nine months, gross profit was $12,439,000 reflecting a 40% profit margin. This year's gross profit margin marks an improvement over the prior year margin of 39%. The results stem from margin improvements in the QLS and Grass product lines as well as overall product mix.

    Operating expenses were $4,265,000 in the third quarter, increasing 5% from the prior year's third quarter. Increases in sales personnel, R&D projects and Information Technology have caused this increased spending level. The increased information technology expenditures include additional personnel as well as Year 2000 remediation expenses. After nine months, operating expenses were $12,769,000, an increase of 8% from last year's expense levels. The increase was due to higher spending in selling and marketing, new product development and Information Technology expenses.

    Other income in the third quarter was $282,000 as compared to $288,000 in the prior year's third quarter. For the nine-month period, other income was $754,000 against last year's other income of $581,000. The increase was due to favorable results in foreign currency translation and improved interest and dividend income.

    Net income in the third quarter was $229,000. This reflects an EPS of 5 cents per diluted share vs. $498,000 or an EPS of 10 cents per diluted share in the prior year's third quarter. Through nine months, net income is $314,000 or an EPS of 7 cents per diluted share as compared to last year's income of $1,214,000 or an EPS of 25 cents.

Financial Condition:
--------------------

    Total assets as of October 31, 1998 were $41,294,000, down $1,520,000 or 4% from fiscal 1998-year end. Cash and marketable securities declined by $846,000 from fiscal 1998 year end due primarily to the Company's common stock repurchases and the asset purchase described below. Accounts receivable declined 1% to $7,739,000 at quarter's end. Inventories rose 1% to $10,475,000 due primarily to the asset purchase described below. Working capital excluding cash and marketable securities declined by 6% to $13,200,000, but the current ratio still remains strong at 5 to 1.

    Capital expenditures during the first nine months were $549,000 and include the purchase of production equipment, hardware and software technology investments, building improvements, and the fixed asset portion of the asset purchase described below. Depreciation expense for the same nine months was $995,935.

    During the first nine months of the fiscal year, the Company has purchased 273,400 shares of its common stock, including 182,900 shares during the third quarter. The Board of Directors approved repurchase plan currently authorizes the purchase of another 250,000 shares of Astro-Med's common stock.

    Cash dividends of 4 cents per share were paid to shareholders of record during each of the first three quarters of the current fiscal year. Shareholders' equity was $33,958,000 at the end of the third quarter reflecting a book value of $7.43 per share.

Asset Purchase:
--------------

    During the third quarter, the Company purchased the inventory and certain assets of Dynell, Inc. and its subsidiary Columbia Labeling Machinery. The purchase price was financed through cash from operations.

     The acquisition of Dynell, Inc. and Columbia Labeling Machinery offers the Company a strategic complement to its QLS Printing Systems. The Columbia Label Applicator and Print-and-Apply Systems will serve as a natural extension to the Company's line of color label printers. After labels are printed, they must be applied to a wide range of products that require labels. The Company's QLS product group will in the future be able to offer a turnkey solution featuring an integrated color printer and requisite applicator.

Year 2000 Readiness Disclosure:
-------------------------------

     The Year 2000 issue is the result of computer programs and embedded computer chips being unable to distinguish between the Year 1900 and the Year 2000, and therefore being unable to correctly recognize and process date information beyond the Year 1999. During 1998, the Company commenced a Year 2000 readiness program to assess the impact of the Year 2000 issue on the Company's operations and address necessary remediation.

     Products.  All of the Company's products, where applicable, are Year 2000
Compliant: Grass Instruments - Products manufactured before 1997 did not store time or date; therefore, Year 2000 compliance is not an issue. New products that do store time and date use only Windows(TM) 95 dates which are compliant. QuickLabel Systems - Printer products do not generate or store time and date, therefore, Year 2000 compliance is not an issue. Application software that stores time and date uses only Windows(TM) 95 dates which are Year 2000 compliant. Test and Measurement - Data Acquisition Systems and application software for all instruments use only Windows(TM) 95 dates which are compliant. Stand-alone Recorders use a two-digit year for reference only. The date is not used for time sorting or any calculations. Our Quality Assurance Department has verified that there are no anomalies associated with the turnover of the Year 2000.

     Year 2000 Readiness Program. The Company's Year 2000 readiness program is divided into three major sections - Information Technology (IT) infrastructure (which includes Manufacturing, Finance, Purchasing and Sales), Applications Software and Non-IT systems (including environmental, process control, and manufacturing control systems), and Third-party suppliers and customers. At October 31, 1998, all of the Company's internal IT infrastructure, Applications Software and Non-IT systems which are non-compliant have been identified and prioritized. Assessment and remediation are proceeding in tandem, and the Company currently plans to have all non-compliant systems repaired or replaced and tested by mid-1999.

     The Information Technology infrastructure section of the Year 2000 readiness program includes the Company's IBM AS400 Computer hardware system as well as its J. D. Edwards Financial, Manufacturing, and Distribution business software system. The AS400 system was made fully compliant as of January, 1998. In November 1998, the Company completed the installation of an upgrade to its J.
D. Edwards software suite, which is now fully Year 2000 compliant.

     The Applications Software and Non-IT section includes the conversion or replacement of applications software and equipment that is not Year 2000 compliant. The Company utilizes both in-house and third-party software and equipment to operate certain aspects of its business, including telecommunications and sales contact management systems. The Company estimates that this section of the Year 2000 readiness program is approximately 20% complete at October 31, 1998, and the remaining conversion and testing projects are on schedule to be completed by mid-1999. Contingency planning for this section is scheduled to begin in early 1999 and be completed by mid-1999.

     The Third-party suppliers and customers section includes the process of identifying and prioritizing critical suppliers and customers, and communicating with them directly about their plans and progress in addressing the Year 2000 problem. The Company is currently in the process of communicating with its significant vendors, service providers, and customers. Detailed evaluations of the most critical third parties will be completed in early 1999. These evaluations will be followed by the completion of contingency plans by mid-1999, with follow-up reviews scheduled through the remainder of 1999.

     The total cost associated with required modifications to become Year 2000 compliant is not expected to be material to the Company's financial position. The estimated total cost of the Year 2000 readiness program is approximately $820,000. The total amount expended on the program through October 31, 1998 was $595,000, of which approximately $540,000 related to Information Technology Infrastructure, approximately $53,000 related to Applications Software and Non-IT projects, and approximately $2,000 related to the Third-party project. The future cost of completing the Year 2000 readiness program is estimated at approximately $225,000, including $15,000 to complete the IT Infrastructure project, $205,000 to complete the Applications Software and Non-IT phase, and $5,000 to complete the Third-party compliance evaluation. The Company has funded the incurred costs to-date and intends to fund the estimated costs to complete the Year 2000 readiness program through operating cash flows.

     Although the Company is taking measures to address the impact, if any, of Year 2000 issues, it cannot predict the outcome or success of its Year 2000 readiness program, or whether the failure of third party systems or equipment to operate properly in the Year 2000 will have a material adverse effect on the Company's business, operating results, or financial condition, or require the Company to incur unanticipated material expenses to remedy any Year 2000 issue. The Year 2000 readiness program is expected to significantly reduce the Company's level of uncertainty about the Year 2000 problem and, in particular, about the Year 2000 compliance and readiness of its material external suppliers and customers. The Company believes that, with the implementation of upgraded business systems and completion of the Year 2000 readiness program as scheduled, the possibility of significant interruptions of normal operations should be reduced.

     The foregoing discussion regarding the Company's Year 2000 readiness program's implementation, effectiveness, and cost contains forward-looking statements which are based on management's expectations, determined utilizing certain assumptions of future events including third party compliance and other factors. However, there can be no guarantee that these expectations will be realized, and actual results could differ materially from management's expectations. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area and other similar uncertainties, and the remediation success of the Company's suppliers, service providers, and customers.


Safe Harbor Statement
---------------------

    This document contains forward-looking statements based on current expectations that involve a number of risks and uncertainties. The factors that could cause actual results to differ materially include the following: general economic conditions and growth rates in the data acquisition, digital color printing, and neurophysiology markets, including but not limited to the electronic, printing, and medical markets; competitive factors and pricing pressures; changes in product mix; changes in the seasonality of demand patterns; the timely development and acceptance of new products; inventory risks due to shifts in market demand; component constraints and shortages; risk of non-payment of accounts receivable; ramp up and expansion of manufacturing capacity; all risks associated with the Year 2000 issue including, but not limited to, the impact on the Company's business due to internal systems or systems of suppliers and other third parties adversely affected by Year 2000 problems as previously discussed above; risks associated with the Euro conversion; and the risks described from time to time in Astro-Med's reports filed with the Securities and Exchange Commission.

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

                                  ASTRO-MED, INC.
                                   (Registrant)


Date:  December 9, 1998           By ____________________________
                                       A. W. Ondis, Chairman
                                      (Principal Executive Officer)


Date:  December 9, 1998           By ____________________________
                                      Joseph P. O'Connell, Vice
                                      President and Treasurer
                                     (Principal Financial Officer)