Form 10-K405
period 1999-01-31
ASTRO MED INC /NEW/
filed 1999-04-21
CIK 8146

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

For the fiscal year ended January 31, 1999

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


                                                        02893
      600 East Greenwich Avenue,                     (Zip Code)
      West Warwick, Rhode Island
    (Address of principal executive
               offices)

      Registrant's telephone number, including area code: (401) 828-4000

          Securities registered pursuant to Section 12(b) of the Act:


                                                Name of each exchange
          Title of each class                    on which registered
              ----------                            --------------
                 None                                   None

          Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, $.05 Par Value
                               (Title of Class)

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

         State the aggregate market value of the voting stock held by non-affiliates of the registrant as of March 16, 1999.
                   Common Stock, $.05 Par Value: $19,126,862

     Indicate the number of shares outstanding (excluding treasury shares) of each of the issuer's classes of common stock as of March 16, 1999.
                Common Stock, $.05 Par Value: 4,481,481 shares

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the Company's definitive proxy statement for the 1999 annual meeting of shareholders are incorporated by reference into Part III.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                ASTRO-MED, INC.

                            FORM 10-K ANNUAL REPORT

                               TABLE OF CONTENTS

                                                                           Page
                                                                           ----
 PART I
    Item 1.  Business....................................................   11
    Item 2.  Properties..................................................   14
    Item 3.  Legal Proceedings...........................................   15
    Item 4.  Submission of Matters to a Vote of Security Holders.........   15
 PART II
    Item 5.  Market for the Registrant's Common Stock and Related
             Stockholder Matters.........................................   16
    Item 6.  Selected Financial Data.....................................   16
    Item 7.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations...................................   17
    Item 8.  Financial Statements and Supplementary Data.................   22
    Item 9.  Changes in and Disagreements with Accountants on Accounting
             and Financial Disclosure....................................   22
 PART III
    Item 10. Directors and Executive Officers of the Registrant..........   23
    Item 11. Executive Compensation......................................   24
             Security Ownership of Certain Beneficial Owners and
    Item 12. Management..................................................   24
    Item 13. Certain Relationships and Related Transactions..............   24
 PART IV
             Exhibits, Financial Statement Schedules and Reports on Form
    Item 14. 8-K.........................................................   24

                                ASTRO-MED, INC.

                                    PART I

Item 1. Business

                                    General

  Astro-Med, Inc., incorporated in Rhode Island in January 1969, operates in the industry segment described below. The Company is a diversified enterprise providing products that serve the Test and Measurement, Product Identification and Life Sciences markets. The dependence on Test and Measurement products as the dominant revenue source has shifted. The Company's QuickLabel(R) Systems and Grass(R) Instrument products have emerged as prominent growth contributors during the year ended January 31, 1999 (herein referred to as "fiscal 1999").

  The Company and its subsidiaries and their representatives may from time to time make written or oral statements, including statements contained in the Company's filings with the Securities and Exchange Commission (SEC) and in its reports to shareholders, including this annual report, which constitute or contain "forward-looking statements" as that term is defined in the Private Securities Litigation Reform Act of 1995 or by the SEC in its rules, regulations and releases.

  All statements other than statements of historical facts included in this annual report regarding the Company's financial position and operating and strategic initiatives and addressing industry developments are forward-looking statements. Where, in any forward-looking statement, the Company, or its management, expresses an expectation or belief as to future results, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished. Factors which could cause actual results to differ materially from those anticipated include, but are not limited to, general economic, financial and business conditions; declining demand in the test and measurement markets, especially defense and aerospace; competition in the specialty printer industry; ability to develop market acceptance of the QLS color printer products and effective design of customer required features; competition in the data acquisition industry; competition in the neurophysiology industry; the business abilities and judgment of personnel; the impacts of unusual items resulting from ongoing evaluations of business strategies; and changes in business strategy.

                       Narrative Description of Business

Products

Overview

  The Company develops, designs, manufactures and sells three distinct product groups that are tied together by a common thread--the ability to acquire information and present it in a more useable form. All three groups supply a complete range of products including hardware, software and supplies, and all three place products in the industrial, medical (both clinical and research) and commercial market sectors, providing the Company with a broad and diverse market base. The Test and Measurement Group of products takes scientific signals and prints them onto charts or electronic media. The Digital Printer Products Group known as QuickLabel(R) Systems (QLS), includes printers and media that create product and packaging labels and tags in one or many colors from a computer file; the product group also includes print and apply systems as well as application products. The Grass Instrument Group takes signals that reflect the physiological status of living creatures--from crayfish to man-- and records them on paper--or hard drive--or on a CD-ROM.

 Test and Measurement(T&M) Products

  Since its inception in 1971, Astro-Med's Test and Measurement Product Group has been in the business of providing recorders that acquire data. From stylus-based chart recorders to solid state thermal array recorders to today's digital data acquisition systems, Astro-Med has pioneered the technologies used to acquire data. Test and Measurement product lines include the MT-series(TM), multi-channel, multi-function machines that emphasize expandability and flexibility; the expanding Dash-series(TM) of portable recorders that can record from 2-30 channels of data under almost any condition in the field as well as the lab; and the Astro-DAQ(TM) paperless data acquisition system that acquires data directly to a hard drive where it can be transferred via direct connection, network or modem to a personal computer for analysis.

  The size of the recorders range from the portable 2-channel Dash II(TM) to the world-standard 32-channel rack mounted MT95K2(TM). The AstroDAQ(TM) can record from 4 to 300 channels depending on the configuration of the individual machine and the number of systems linked together. All recording systems have corresponding software packages that provide for recorder control and data review and manipulation.

 QuickLabel(R) Systems Products (QLS)

  The Company continued to expand its line of digital color label printers in fiscal year 1999 by adding seven new printing systems; the QLS 2000, QLS 2001, QLS 3000, QLS 3001, QLS 4000, QLS 4001 and the four color high volume printer with Ribbon Ration(TM), QLS 4100. All printers include an exclusive algorithm for creating near photographic quality printing, MicroCell(TM). The QLS 2000/3000 printer series significantly broadens the customer base for color printers. With either two or three print stations and both one and two-side configurations, the 2000 and 3000 series brings color printing to general applications, at price points of $5,450 to $9,995. The new QLS 4000 continues as the top-of-the-line, full process color printer for creating near lithographic quality labels and tags in both full process and spot color, in any quantity, on-site and on-demand. The QLS 4100 with its volume capacity and automatic ribbon control system can save customers thousands of dollars a year in ribbon costs.

  The Company also manufactures monochrome thermal/thermal transfer printers that produce high-quality bar code labels quickly and easily in almost any format. The TOP HAND 2(TM) printer produces labels up to 5 inches wide at speeds of up to 10 inches per second while the RANGE BOSS(TM) 8 1/2 inch wide format printer creates shipping labels and other large formats quickly and reliably.

  During fiscal 1999, the Company added to its QLS product lines by acquiring a small manufacturer of print and apply and label applicator systems. The Columbia Labeling Machinery products provide the Company with a full line of automatic label applicating and print and apply systems for multiple printing and labeling requirements.

  Rounding out the Company's printer products is a large variety of printer consumables including thermal transfer ribbons, labels and tags. A wide range of materials are available, all manufactured on-site, to guarantee a finished label that meets almost any requirements from single-use paper labels to garment labels, to outdoor signage and product labels of almost any description.

 Grass(R) Products

  The Grass(R) Instrument Product Group serves both research and clinical neurophysiology markets world-wide. The Grass name and product line is renowned in universities, medical centers and pharmaceutical companies. The Company is now building on that brand recognition by combining superior quality and market understanding with the newest technology. This year the Company introduced the new portable Grass Colleague(TM) digital PSG system. This system, designed for the rapidly growing sleep disorders market, complements the lab-based Heritage(R) EEG and PSG digital recording systems and expands the range of solutions offered by the Company for clinical recording requirements.

  Other products include PolyVIEW(R) and PolyVIEW(R) PRO/32, both Windows(TM) 95/NT based systems, for data acquisition and analysis of signals in biomedical research, and the Model 15RX, a new, exceptionally compact, modular, computer-controlled biomedical amplifier system.

  The Company continues to offer the traditional Grass product line of classical EEG, polysomnograph and polygraph systems as well as biomedical amplifier systems, such as the Model 12 and new Model 15, all featuring world famous Grass amplifier technology.

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

Patents and Copyrights

  The Company holds a number of product patents in the United States and in foreign countries. It has filed application for other patents that are pending. In April 1988, the Company was granted Patent No. 4,739,344 covering 28 claims related to the MT-9500 as well as the newer MT-95000 and MT95K2. The Company has a patent for its dual sided label printing and a patent for its four color label printer. In addition, the Company has two other patents pending on its multi-color printing technology. The Company considers its patents to be important but does not believe that its business is materially dependent on them. The Company copyrights its extensive software and registers its trademarks.

Manufacturing and Supplies

  The Company designs its products and manufactures many of the component parts. The balance of the parts are produced by suppliers to the Company's specifications. Raw materials required for the manufacture of products, including parts produced to the Company's specifications, are generally available from numerous suppliers.

Product Development

  The Company has maintained an active program of product research and development since its inception. During fiscal 1997, 1998 and 1999 the Company incurred costs of $2,493,072, $2,820,292 and $2,938,820 respectively, on Company-sponsored product development. The Company is committed to product development as a requisite to its growth and expects to continue to increase its research and development efforts in fiscal 2000.

Marketing and Competition

  The Company competes worldwide in many markets including clinical and research medicine, aerospace, automotive and general manufacturing. Astro-Med has become a world leader in our markets by virtue of proprietary technology, product reputation, delivery, technical assistance and service to customers.

  The Company's products are sold to customers by a direct field sales force in North America and selected European countries. Export sales are distributed primarily through wholly-owned entities formed between fiscal 1988 and 1994 in England, France, Germany, Italy and Canada. Other export sales are made through authorized distributors or agents located in approximately forty countries. No single customer accounted for 10% of the Company's net sales in any of the last three fiscal years.

  During the last fiscal year, the Company's products were sold to approximately 4,500 customers.

  The Company's product marketing has been greatly expanded by our continued investment in product promotion and sales support via the internet. Each product group has a dedicated site which will continue to be developed and expanded over the next year. We continue to invest heavily in full-color advertising campaigns in many leading trade magazines, exhibitions at trade shows, special mailings, and public relations activities.

International Sales

  Astro-Med International, Inc., a subsidiary of the Company, participates in all export sales. The subsidiary is a Foreign Sales Corporation and qualifies for certain tax benefits provided as an incentive for exports.

  In fiscal 1997, 1998 and 1999, net sales to customers in various geographic areas outside the U.S.A., primarily in Canada and Western Europe, amounted to $11,840,560, $10,142,287 and $11,024,047, respectively.

Order Backlog

  The backlog fluctuates regularly. It consists of a blend of orders for end user customers as well as OEM customers. Manufacturing is geared to forecasted demands and applies a rapid turn cycle to meet customer expectations. Accordingly, the amount of order backlog does not indicate future sales trends and the Company does not normally carry any material backlog.

Other Information

  The Company's business is not seasonal in nature.

  Most of the Company's products are warranted for one year against defects in materials or workmanship. Warranty expenses have averaged approximately $165,000 a year for the Company's last four fiscal years.

  As of March 16, 1999, the Company employed approximately 362 persons. The Company is generally able to satisfy its employment requirements. No employees are represented by a union. The Company believes that employee relations are good.

Item 2. Properties

  The following table sets forth information regarding the Company's principal owned properties, all of which are included in the consolidated balance sheet appearing elsewhere in this report.

                             Approximate
   Location                 Square Footage                   Principal Use
   --------                 --------------                   -------------
   West Warwick, RI........    116,000     Corporate headquarters, research and development,
                                            manufacturing
   Braintree, MA...........     91,000     Manufacturing
   Slough, England.........     1,700      Sales and service

The Company also leases facilities in eight locations. The following information pertains to each location:

                             Approximate
   Location                 Square Footage                   Principal Use
   --------                 --------------                   -------------
   Longueuil, Quebec,
    Canada.................     3,800      Sales and service
   Rodgau, Germany.........     3,014      Manufacturing, sales and service
   Trappes, France.........     2,164      Sales and service
   Milano, Italy...........      753       Sales and service
   Schaumburg, IL..........     1,194      Sales and service
   Millersville, MD........     1,035      Sales and service
   Irvine, CA..............      980       Sales and service
   Fremont, CA.............      810       Sales and service

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

                                                                        Dividends
                    Years Ended January 31,               High  Low     Per Share
                    -----------------------               ----  ---     ---------
      1998
        First Quarter.................................... 9 1/4  7 3/4     .04
        Second Quarter................................... 9 3/8  8 1/4     .04
        Third Quarter.................................... 9 1/4  8         .04
        Fourth Quarter................................... 8 7/8  7 1/2     .04
      1999
        First Quarter.................................... 8 1/8  7 1/4     .04
        Second Quarter................................... 7 7/8  6 5/8     .04
        Third Quarter.................................... 7 1/4  5 1/16    .04
        Fourth Quarter................................... 6 1/2  5         .04

  The Company had approximately 462 shareholders of record on March 16, 1999, which does not reflect shareholders with beneficial ownership in shares held in nominee name.

Shareholder Services

  Shareholders of Astro-Med, Inc. who desire information about the Company are invited to contact the Investor Relations Department, Astro-Med, Inc., 600 East Greenwich Avenue, West Warwick, RI 02893 or call (401) 828-4000. A mailing list is maintained to enable shareholders whose stock is held in street name and other interested individuals to receive quarterly reports, annual reports and press releases as quickly as possible.

Dividend Policy

  The Company began a program of paying quarterly cash dividends in the second quarter of fiscal 1992. Previously, no cash dividends had been declared or paid by the Company since inception. The Company anticipates that it will continue to pay cash dividends on a quarterly basis.

Item 6. Selected Financial Data

               (Dollars in Thousands, Except Per Share Amounts)

                                         1995    1996    1997    1998    1999
                                        ------- ------- ------- ------- -------
Results of Operations:
  Net Sales............................ $38,233 $43,941 $44,175 $43,748 $41,562
  Net Income...........................   1,923   1,328   2,288   1,041     496
  Earnings per Common Share--basic.....     .38     .26     .46     .21     .11
  Earnings per Common Share--diluted...     .38     .26     .46     .21     .11
  Cash Dividends per Common Share......     .12     .12     .12     .16     .16
Financial Condition:
  Working Capital...................... $25,487 $26,420 $28,810 $27,111 $25,507
  Total Assets.........................  42,177  42,303  43,321  42,814  41,754
  Long-Term Debt, less Current
   Maturities..........................     244     175     258     228      17

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Fiscal 1999 compared to Fiscal 1998

  The following table provides percentage comparisons of the components of net income as presented in the consolidated statements of income included elsewhere herein for the last three fiscal years.

                                       % of Net Sales      % Increase (Decrease)
                                       ----------------  --------------------------
                                        Years Ended
                                        January 31,        1997     1998     1999
                                       ----------------  Compared Compared Compared
                                       1997  1998  1999  to 1996  to 1997  to 1998
                                       ----  ----  ----  -------- -------- --------
Net Sales............................. 100%  100%  100%      1%      (1)%     (5)%
Gross Profit..........................  38    38    40      (1)      (3)       0
Selling, General and Administrative...  28    30    33      (5)       5        7
Research and Development..............   6     6     7       3       13        4

  Revenues decreased to $41.6 million in fiscal 1999 from $43.7 million in fiscal 1998 primarily due to decreases in the Test & Measurement Product Group. Domestic sales of the T & M products declined by 25%, while sales through the international channels were down 32%, due to the continued weakness in the Asian market. The sales decrease is due to a continued weak demand prevalent in the aerospace and defense industries. This environment has persisted for four years now and has adversely affected the sales of such T & M recorder products as MT95K2(TM), Dash 10(TM), Dash IV(TM), as well as related media products. The Company's response to this challenge has been to shift its dependence from these traditional markets to new markets including transportation, energy, telecommunications, metal fabrication and automotive. Also, the Company has expanded its product offerings in the recorder product line by introducing the Dash 8U(TM) and Dash 4U(TM) products.

  Sales of the QuickLabel(R) Systems (QLS) products continued to grow during fiscal 1999 increasing 22% over the prior year. Domestically, sales grew 5% whereas internationally sales increased by 74%. The reason for QLS's growth is twofold: First, an expanded product offering that now includes eight digital color printing solutions; and secondly, the continued acceptance of Astro-Med's color printing technology by manufacturers as the standard for color thermal transfer printing. In fiscal 1999 the Company expanded the breadth of the QLS product group by adding the following series of color printers: QLS-2000, QLS-2001, QLS-3000, QLS-3001, QLS 4000, QLS 4001, and the four color high volume printer with Ribbon Ration(TM), QLS-4100. Sales of QLS color printing systems grew 93% in fiscal 1999 from the prior year sales volume. The Company also added functionality to its product group through the acquisition of Dynell, Inc. including its Columbia Labeling Machinery (CLM) products. These products include label applicators, print and apply systems as well as handling systems and accessories. Sales revenues of these Dynell/CLM products were not material to the fiscal 1999 results.

  The Grass(R) Instrument product sales also increased in fiscal 1999. Sales grew by 9%, with the domestic channels increasing by 12% and international sales rising by 2%. The Grass Heritage(R) EEG & PSG products including the new Portable Digital PSG System, Colleague(TM) PSG, are the prime drivers behind this year's sales growth. Sales revenues from the Heritage(R) product line increased 86% in the current fiscal year.

  Gross Profit Margins rose to 39.9% from the prior year's 37.7%. The improvement is traceable to improved profit margins in all three product groups.

  Selling, general and administrative expenses rose 7% to $13.9 million from $13.0 million. As a percentage of sales revenues, selling, general and administrative rose to 33% from last year's 30%. The change was a combination of incremental spending in selling and marketing strategies as well as reduced sales revenues in fiscal 1999. Incremental spending was confined to new field sales personnel, customer service support and marketing programs.

  Research & Development expenses rose 4% to $2.9 million from $2.8 million in the prior year. Research & Development as a percentage of sales also increased to 7% from 6% in the prior year. The Company is committed to R & D investments as a prime source of innovation and improvement in both technology and products.

  Interest and dividend income declined 4% to $786,000 in fiscal 1999 from $823,000 in fiscal 1998. The decrease is due to lower interest rates and lower average investment balances stemming from the cash funding of the Company's stock buyback program and the acquisition of Dynell, Inc. Interest expense declined 20% to $22,000 from last year's $28,000. The decrease is due to a declining balance in the Company's capital lease obligations. Other income net of $113,000 in fiscal year 1999 improved sharply from fiscal year 1998's Other Expense net of $35,000. Favorable fluctuations in foreign currency exchange rates is the primary reason for this improvement.

  Income before taxes as a percentage of sales was 1.5% for fiscal 1999 as compared to 3.2% in the prior year. The effective tax rate was 19% for fiscal 1999 against 26% for fiscal 1998. Changes in the effective income tax rates from year to year are explained in Note 6 of Notes to Consolidated Financial Statements.

  Net Income declined to $496,000 in fiscal 1999 from $1,041,000 in fiscal 1998. As a percentage of sales revenues, Net Income in fiscal 1999 was 1.2% compared with 2.4% in fiscal 1998.

Financial Condition

  Consolidated working capital was $25.5 million at January 31, 1999 as compared with $27.1 million on January 31, 1998. The composition of the consolidated working capital at January 31,1999 includes cash, cash equivalents and securities available for sale at $12.9 million as compared with $13.1 million as of January 31, 1998. The Company's average working capital excluding cash, cash equivalents and securities available for sale, as a percentage of sales was 32% in fiscal 1999 as compared to 33% in fiscal 1998. The decrease in fiscal 1999 was primarily due to improved payables management. The number of days sales outstanding in accounts receivable was 58 days at fiscal year end 1999 against 62 days at fiscal year end 1998. Average inventory turnover was 2.0 turns in fiscal 1999 as compared to 2.8 turns in fiscal 1998. Shareholders' Equity was $33.7 million at January 31, 1999, compared with $35.8 million at January 31, 1998. The Company purchased 323,400 shares of the Company's common stock at a cost of $2.0 million during fiscal 1999. As part of the Stock Repurchase Plan, the Company, since fiscal 1996, has repurchased 589,224 shares of Astro-Med common stock. Under the Board of Directors' authorization, the Company has approval to repurchase another 200,000 shares of the Company's common stock.

Liquidity and Capital Resources

  Net cash flow from operating activities was $3.2 million in fiscal 1999, $2.8 million in fiscal 1998 and $4.8 million in fiscal 1997. The increase in net cash flow from operating activities in fiscal 1999 was primarily due to changes in the Company's working capital requirements. The decrease in net cash flow in fiscal 1998 as compared with fiscal 1997 was due to a decrease in the Company's profitability and changes in the working capital requirements.

  Net cash used by investing activities was $1.0 million in fiscal 1999, as compared to $1.5 million in fiscal 1998. Capital Expenditures of $600,000 in fiscal 1999 and $810,000 in fiscal 1998 represent the primary demand for cash in this category. During fiscal 1997, the Company's investing activities provided net cash of $1.2 million due to the liquidation of certain investment positions from the Company's securities portfolio.

  Net cash used by financing activities was $2.9 million in fiscal 1999, $2.2 million in fiscal 1998 and $1.5 million in fiscal 1997. The prime components are dividends paid and purchases of common stock. Dividends paid in fiscal 1999 were $744,000 , $727,000 in fiscal 1998 and $596,000 in fiscal 1997. The annual dividend per share was $.16 in fiscal 1999, $.16 in fiscal 1998 and $.12 in fiscal 1997. The Company purchases of common stock were $2.0 million in fiscal 1999, $1.3 million in fiscal 1998 and $0.9 million in fiscal 1997.

  Although additional cash may be required for acquisitions, the Company expects to finance any such acquisitions through internal funds. The Company expects to have positive cash flow from its existing operations, and believes its existing cash resources are sufficient to meet the capital requirements of its existing operation for the foreseeable future.

Fiscal 1998 Compared to Fiscal 1997

  Sales decreased 1% to $43.7 million in fiscal 1998 compared to $44.2 million in fiscal 1997. Excluding changes in foreign currency exchange rates, sales in fiscal year 1998 were slightly higher than fiscal 1997. Looking at the Company's sales by channel presents a varied profile. Domestically, sales rose 4% as our new QuickLabel(R) Systems and Grass(R) Instruments product groups expanded their respective product lines. Conversely, export sales were disappointing, declining 14% from the previous year as the strong US dollar and Asia's financial crisis had a negative impact on export volume.

  The Company's Test and Measurement (T&M) Product Group declined 10% as soft demand in the aerospace and defense industries adversely affected sales of the recorder products, Dash 10(TM), Dash IV(TM) and MT 95K(TM). On the domestic front, T & M product sales declined 6% while export sales were lower than the previous year by 23%. Progress was made in sales of the new recorder and data acquisition products, Dash 8(TM) and AstroDAQ 1 & 2(TM). Combined, these products contributed nearly $2 million in sales during their first full year of introduction.

  The QuickLabel(R) Systems (QLS) Product Group reported an 18% increase in sales during fiscal year 1998. This group includes the Company's Color QuickLabel Printer, CQL-4(TM), monochrome bar code printers, TOP HAND(TM) and RANGE BOSS(TM), as well as related consumable products. In the domestic markets, sales increased 19% while growth in the export markets was somewhat lower at 12%.

  Grass(R) Instruments sales increased 2% in fiscal year 1998. Sales through our domestic channels rose 10% as demand for the Company's new Digital EEG and PSG systems, Albert Grass Heritage(R), exceeded $1.4 million. Sales in the export markets tempered that result, with a decrease of 16%.

  Gross Profit Margins were 37.7% in fiscal 1998 as compared to 38.3% in fiscal 1997. This result was more an outgrowth of product mix and lower unit volume than any pricing or product cost influences.

  Selling, general and administrative expenses rose 5% during fiscal 1998 to $13.0 million from $12.5 million in fiscal 1997. The increment was traceable to the additions in sales personnel and increased spending in promotional activities of marketing, advertising and trade shows. The Company believes its strategy for growth is dependent on an aggressive investment in selling and marketing programs. Historically, the Company has funded its commitment to selling and marketing at greater than 20% of Astro-Med's annual sales volume.

  R & D expenditures rose 13% during fiscal 1998 to 6% of annual sales. The increase was attributable to new hires, including electrical, software and mechanical engineers, as well as project expenses related to new and existing product lines.

  Interest and dividend income rose 37% during fiscal 1998. The improvement was due to the increased cash position provided by operations as well as investing strategies. Interest expense rose 3% from the prior year as the Company incurred capital lease obligations related to the acquisition of computer hardware and software. Other income (expense) net, was significantly lower than the prior year due to the one time gain realized in the prior year from the sale of securities in the Company's investment portfolio. The Company was nominally affected by fluctuations in foreign currency exchange rates as the US dollar strengthened against most European currencies.

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

Market Risk

  The Company is exposed to the impact of foreign currency exchange rate changes. The Company manages its exposure to exchange rate fluctuations through its operating and financing activities in order to reduce the impact on earnings and cash flows. It is anticipated that the likely transition to the Euro as the eventual functional currency of European affiliates may facilitate the Company's exchange rate exposure management in the future. The Company does not hold or purchase any foreign currency contracts for trading purposes. The functional currencies of the Company's foreign affiliates are their respective local operating currencies, which are subsequently translated for consolidated reporting purposes into U.S. dollars. Such translation adjustments are reported as a separate component of Shareholders' Equity.

Euro Conversion

  On January 1, 1999, a single currency called the euro was introduced in Europe. Eleven member countries of the European Union adopted the euro as their common legal currency on that date. Fixed conversion rates between those countries' existing currencies and the euro were established on that date. The existing currencies are scheduled to remain legal tender from January 1, 1999 to July 1, 2002. During this transition period, transactions can be settled with either the euro or a member country's existing (legacy) currency. Those Company branches operating in the participating countries will adopt the euro as their functional currency within the compliance date. We do not expect the euro conversion to have a material adverse impact in the Company's business or financial condition.

Year 2000

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

Products

  All of the Company's products, where applicable, are Year 2000 Compliant:
Grass Instruments Product Group--Products manufactured before 1997 did not store time or date. Therefore, Year 2000 compliance is not applicable. New products that do store time and date use only Windows(TM) 95 dates which are compliant. QuickLabel Systems Product Group--Printer products do not generate or store time and date, therefore Year 2000 compliance is not applicable. Application software that stores time and date uses only Windows(TM) 95 dates which are compliant. Label Applicator products and certain Print and Apply models do not store time or date, therefore compliance is not an issue. Those Print and Apply and Thermal Recorder products which do store time and date are compliant. Test and Measurement Product Group--Data Acquisition Systems and application software for all instruments use only Windows(TM) 95 dates which are compliant. Stand-alone Recorders use a two-digit year for reference only. The date is not used for time sorting or any calculations. Our Quality Assurance Department has verified that there are no anomalies associated with the turnover of the Year 2000.

Year 2000 Readiness Program

  The Company's Year 2000 readiness program is divided into three major sections--Information Technology (IT) infrastructure (which includes manufacturing, finance, purchasing and sales), Applications Software and Non-IT systems (including environmental, process control, and manufacturing control systems), and Third-party suppliers and customers. All non-compliant systems have been identified and prioritized. Assessment and remediation are proceeding in tandem, and the Company currently plans to have all non-compliant systems repaired or replaced and tested by mid-1999.

  The Information Technology infrastructure section of the Year 2000 readiness program includes the Company's IBM AS400 Computer hardware system as well as its J. D. Edwards financial, manufacturing and distribution business software system. The AS400 system was made fully compliant in January 1998. In November 1998, the Company completed the installation of an upgrade to its J. D. Edwards software suite, which is now fully compliant. This section of the project is 100% complete.

  The Applications Software and Non-IT section includes the conversion or replacement of applications software and equipment that is not Year 2000 compliant. The Company utilizes both in-house and third-party software and equipment to operate certain aspects of its business, including telecommunications and sales contact management systems. The Company estimates that this section of the Year 2000 readiness program is approximately 59% complete at January 31, 1999, and the remaining conversion and testing projects are on schedule to be completed by mid-1999. Contingency planning for this section has begun and is scheduled to be complete by mid-1999.

  The Third-party suppliers and customers section includes the process of identifying and prioritizing critical suppliers and customers, and communicating with them directly about their plans and progress in addressing the Year 2000 problem. The Company is currently in the process of communicating with its significant vendors, service providers and customers. Detailed evaluations of the most critical third parties will be completed by mid-1999. These evaluations will be followed by the completion of contingency plans, with follow-up reviews scheduled through the remainder of 1999.

  The total cost associated with required modifications to become Year 2000 compliant is not expected to be material to the Company's financial position. The estimated total cost related to the Year 2000 readiness program is approximately $745,000, which includes hardware and software that were previously planned to obtain greater capacity and functionality. The total amount expended through January 31, 1999 was $626,000, of which approximately $553,000 related to Information Technology Infrastructure, approximately $69,000 related to Applications Software and Non-IT projects, and approximately $4,000 related to the Third-party project. The future cost of completing the Year 2000 readiness program is estimated at approximately $119,000, including $116,000 to complete the Applications Software and Non-IT phase, and $3,000 to complete the Third-party compliance evaluation. The Company has funded the incurred costs to-date and intends to fund the estimated costs to complete the Year 2000 readiness program through operating cash flows.

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

  The foregoing discussion regarding the Company's Year 2000 readiness program's implementation, effectiveness, and cost contains forward-looking statements which are based on management's expectations, determined utilizing certain assumptions of future events including third party compliance and other factors. However, there can be no guarantee that these expectations will be realized, and actual results could differ materially from management's expectations. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area and other similar uncertainties, and the remediation success of the Company's suppliers, service providers and customers.

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

                     QUARTERLY FINANCIAL DATA (Unaudited)

               (Dollars in Thousands, Except Per Share Amounts)

                                                  Quarters Ended
                                     ------------------------------------------
                                     May 3,   August 2, November 1, January 31,
                                      1997      1997       1997        1998
                                     -------  --------- ----------- -----------
Net Sales........................... $11,707   $10,677    $11,344     $10,020
Gross Profit........................   4,504     4,001      4,487       3,520
Net Income (Loss)...................     578       138        498        (173)
Earnings (Loss) Per Common Share--
 basic..............................     .12       .03        .10        (.04)
Earnings (Loss) Per Common Share--
 diluted............................     .12       .03        .10        (.04)

                                     May 2,   August 1, October 31, January 31,
                                      1998      1998       1998        1999
                                     -------  --------- ----------- -----------
Net Sales........................... $10,056   $10,528    $10,516     $10,462
Gross Profit........................   3,876     4,269      4,294       4,140
Net Income (Loss)...................    (104)      189        229         182
Earnings (Loss) Per Common Share--
 basic..............................    (.02)      .04        .05         .04
Earnings (Loss) Per Common Share--
 diluted............................    (.02)      .04        .05         .04

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

  None.

                                   PART III

Item 10. Directors and Executive Officers of the Registrant

  The response to this item is incorporated by reference to the Company's definitive proxy statement for the 1999 annual meeting of shareholders.

  The following is a list of the names and ages of, and the positions and offices presently held by, all executive officers of the Company. All officers serve at the pleasure of the Board of Directors.

        Name          Age                       Position
        ----          ---                       --------
Albert W. Ondis......  73 Chairman, Chief Executive Officer and Director
Everett V. Pizzuti...  62 President, Chief Operating Officer and Director
David M. Gaskill ....  53 Vice President--Research and Development
Joseph P. O'Connell..  55 Vice President and Treasurer, Chief Financial Officer
Elias G. Deeb........  57 Vice President--Media Manufacturing
A. Eric Bartholomay..  50 Vice President--International Sales
Gary A. Dalton.......  41 Controller
Stephen M. Petrarca..  36 Vice President--Instrument Manufacturing
Stephen E. Johnson ..  35 Vice President--Grass Research & Development

  All of the persons named above have held the positions identified since January 31, 1985, except as indicated.

  Mr. Ondis has been a Director and Chief Executive Officer since 1969. He was previously President and the Chief Financial Officer (Treasurer) of the Company from 1969 to 1985.

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

  Mr. Bartholomay has held the position identified since 1991. From 1988 to 1991, he was Manager of International Operations. He previously held various sales and sales-related positions with Rhone-Poulenc Inc. beginning in the United States in 1981. He transferred to France in 1985 and last held the position of Manager of Product and Market Development.

  Mr. Dalton joined the Company in 1997. He previously held financial management positions with CVS Corporation (1996-1997), GTECH Corporation (1988-1996), Teradyne Inc. (1983-1987), and Data General Corporation (1981-
1983).

  Mr. Petrarca was appointed Vice President of Instrument Manufacturing in November 1998. Mr. Petrarca has previously held positions as General Manager of Manufacturing, Manager of Grass Operations and Manager of Grass Sales. He has been with the Company since 1980.

  Mr. Johnson was appointed Vice President of Grass Research and Development in March 1999. Mr. Johnson joined the Grass Instrument Company in 1994. After Astro-Med's acquisition of the Grass Instrument Company, he has served as Manager of R & D and Assistant General Manager for Grass Operations. Previously Mr. Johnson has held engineering and engineering management positions with General Scanning, Inc. (l989-1993), Grass Instruments (1987-
1989), and Hewlett-Packard (1986-1987).

Item 11. Executive Compensation

  The response to this item is incorporated by reference to the Company's definitive proxy statement for the 1999 annual meeting of shareholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management

  The response to this item is incorporated by reference to the Company's definitive proxy statement for the 1999 annual meeting of shareholders.

Item 13. Certain Relationships and Related Transactions

  The response to this item is incorporated by reference to the Company's definitive proxy statement for the 1999 annual meeting of shareholders.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

  (a)(1) Financial Statements:

  The following consolidated financial statements of Astro-Med, Inc. and subsidiaries are incorporated by reference in Item 8:

                                                                            Page
                                                                            ----
Report of Independent Public Accountants..................................   27
Consolidated Balance Sheets--January 31, 1998 and 1999....................   28
Consolidated Statements of Income--Years Ended January 31, 1997, 1998 and
 1999.....................................................................   29
Consolidated Statements of Comprehensive Income and Shareholders' Equity--
 Years Ended January 31, 1997, 1998 and 1999..............................   30
Consolidated Statements of Cash Flows--Years Ended January 31, 1997, 1998
 and 1999.................................................................   31
Notes to Consolidated Financial Statements................................   32


  (a)(2) Financial Statement Schedules:


Schedule II--Valuation and Qualifying Accounts and Reserves--
 Years Ended January 31, 1997, 1998 and 1999..............................   40

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

 (10.5)  Astro-Med, Inc. 1997 Incentive Stock Option Plan, as amended, filed as
          Exhibit 4.3 to Registration Statements on Form S-8, Registration Nos.
          333-32315 and 333-93565, and incorporated by reference herein. (1)

 (10.6)  Astro-Med, Inc. 1998 Non-Qualified Stock Option Plan filed as Exhibit
          4.3 to Registration Statement on Form S-8, Registration No. 333-
          62431, and incorporated by reference herein. (1)

 (21)    List of Subsidiaries of the Company. See page 25.

 (23)    Consent of Independent Public Accountants. See page 25.

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

                                          ASTRO-MED, INC.
                                          (Registrant)

                                                   /s/ Albert W. Ondis
                                          By: _________________________________
                                               (Albert W. Ondis, Chairman)

Date: April 12, 1998

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

             Signature                           Title                  Date

        /s/ Albert W. Ondis            Chairman and Director         April 12,
-----------------------------------     (Principal Executive Officer)1999
          Albert W. Ondis

      /s/ Everett V. Pizzuti           President and Director        April 12,
-----------------------------------     (Principal Operating         1999
        Everett V. Pizzuti             Officer)

      /s/ Jospeh P. O'Connell          Vice President and            April 12,
-----------------------------------    Treasurer                     1999
        Joseph P. O'Connell             (Principal financial
                                       Officer)

        /s/ Gary A. Dalton             Controller (Principal         April 12,
-----------------------------------     Accounting Officer)          1999
          Gary A. Dalton

      /s/ Jacques V. Hopkins           Director                      April 12,
-----------------------------------                                  1999
        Jacques V. Hopkins

                                                                     EXHIBIT 21

                      LIST OF SUBSIDIARIES OF THE COMPANY

      Name                          Jurisdiction of Organization
      ----                          ----------------------------
      AWO, Inc.                               Delaware
      Astro-Med International Inc.            Barbados
      Astro-Med SRL                           Italy
      Astro-Med GMBH                          Germany

                                                                     EXHIBIT 23

                   CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS

  As independent public accountants, we hereby consent to the incorporation of our report included in this Form 10-K, into the Company's previously filed Registration Statements on Form S-8: File No. 2-81081 pertaining to the Astro-Med, Inc. Employee Stock Purchase Plan, File No. 33-43700 pertaining to the Astro-Med, Inc. 1989 Incentive Stock Option Plan, File No. 333-24127 pertaining to the Astro-Med, Inc. 1993 Incentive Stock Option Plan, File Nos. 333-32315 and 333-93565 pertaining to the Astro-Med, Inc. 1997 Incentive Stock Option Plan, File No. 333-32317 pertaining to the 1989 Astro-Med, Inc. Non-Qualified Stock Option Plan, File No. 333-62431 pertaining to the 1998 Astro-Med, Inc. Non-Qualified Stock Option Plan and File No. 333-24123 pertaining to the Astro-Med, Inc. Non-Employee Director Stock Option Plan.

                                          ARTHUR ANDERSEN LLP

Boston, Massachusetts
April 12, 1999

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Astro-Med, Inc:

  We have audited the accompanying consolidated balance sheets of Astro-Med, Inc. and subsidiaries as of January 31, 1999 and 1998, and the related consolidated statements of income, comprehensive income and shareholders' equity, and cash flows for each of the three years in the period ended January 31, 1999. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Astro-Med, Inc. and subsidiaries as of January 31, 1999 and 1998, and the results of its operations and their cash flows for each of the three years in the period ended January 31, 1999 in conformity with generally accepted accounting principles.

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

                                          ARTHUR ANDERSEN LLP

Boston, Massachusetts
March 12, 1999

                                ASTRO-MED, INC.

                          CONSOLIDATED BALANCE SHEETS

                        As of January 31, 1998 and 1999

                       ASSETS                            1998         1999
                       ------                         -----------  -----------
CURRENT ASSETS
  Cash and Cash Equivalents.......................... $ 5,659,552  $ 4,946,289
  Securities Available for Sale......................   7,472,693    7,907,142
  Accounts Receivable, Less Reserves of $175,788 in
   1998 and $212,337 in 1999.........................   7,828,064    7,708,806
  Inventories........................................  10,341,856   10,217,020
  Prepaid Expenses and Other Current Assets..........   1,561,313    1,986,336
                                                      -----------  -----------
    Total Current Assets.............................  32,863,478   32,765,593
PROPERTY, PLANT AND EQUIPMENT
  Land and Improvements..............................     398,191      398,191
  Buildings and Improvements.........................   6,978,394    7,009,089
  Machinery and Equipment............................  10,680,108   11,270,775
                                                      -----------  -----------
                                                       18,056,693   18,678,055
  Less Accumulated Depreciation...................... (10,155,952) (11,448,380)
                                                      -----------  -----------
                                                        7,900,741    7,229,675
OTHER ASSETS
  Excess of Cost over Net Assets Acquired, Net.......     940,084      903,784
  Amounts Due from Officers..........................     453,264      480,314
  Other..............................................     656,147      374,866
                                                      -----------  -----------
                                                        2,049,495    1,758,964
                                                      -----------  -----------
                                                      $42,813,714  $41,754,232
                                                      ===========  ===========

        LIABILITIES AND SHAREHOLDERS' EQUITY
        ------------------------------------
CURRENT LIABILITIES
  Accounts Payable................................... $ 2,267,722  $ 3,427,766
  Accrued Compensation...............................   1,221,662    1,446,770
  Accrued Expenses...................................   1,470,849    1,110,484
  Income Taxes.......................................     614,631    1,062,892
  Current Maturities of Long-Term Debt...............     177,774      211,021
                                                      -----------  -----------
    Total Current Liabilities........................   5,752,638    7,258,933
LONG-TERM DEBT, Less Current Maturities..............     227,998       16,977
EXCESS OF NET ASSETS ACQUIRED OVER COST, NET.........     326,519      108,839
DEFERRED INCOME TAXES................................     747,560      667,676
SHAREHOLDERS' EQUITY
  Preferred Stock, $10 Par Value, Authorized 100,000
   Shares, Issued None...............................
  Common Stock, $.05 Par Value, Authorized 13,000,000
   Shares, Issued 5,140,448 in 1998 and 5,143,520 in
   1999..............................................     257,023      257,176
  Additional Paid-in Capital.........................   5,649,101    5,641,317
  Retained Earnings..................................  33,085,917   32,837,880
  Treasury Stock, at Cost, 355,895 Shares in 1998 and
   662,295 in 1999...................................  (3,062,945)  (4,889,343)
  Accumulated Other Comprehensive Items..............    (170,097)    (145,223)
                                                      -----------  -----------
                                                       35,758,999   33,701,807
                                                      -----------  -----------
                                                      $42,813,714  $41,754,232
                                                      ===========  ===========

   The accompanying notes are an integral part of these financial statements.

                                ASTRO-MED, INC.

                       CONSOLIDATED STATEMENTS OF INCOME

                  Years Ended January 31, 1997, 1998 and 1999

                                             1997         1998         1999
                                          -----------  -----------  -----------
Net Sales...............................  $44,175,133  $43,747,540  $41,561,500
Cost of Sales...........................   27,241,473   27,236,046   24,982,234
                                          -----------  -----------  -----------
Gross Profit............................   16,933,660   16,511,494   16,579,266
Costs and Expenses:
  Selling, General and Administrative...   12,451,030   13,043,315   13,907,389
  Research and Development..............    2,493,072    2,820,292    2,938,820
                                          -----------  -----------  -----------
                                           14,944,102   15,863,607   16,846,209
                                          -----------  -----------  -----------
Operating Income (Loss).................    1,989,558      647,887     (266,943)
Other Income (Expense):
  Interest and Dividend Income..........      597,995      822,775      786,084
  Interest Expense......................      (27,278)     (27,872)     (22,197)
  Other, Net............................      375,750      (35,454)     112,721
                                          -----------  -----------  -----------
                                              946,467      759,449      876,608
                                          -----------  -----------  -----------
Income before Income Taxes..............    2,936,025    1,407,336      609,665
Provision for Income Taxes..............      648,000      366,000      114,000
                                          -----------  -----------  -----------
Net Income..............................  $ 2,288,025  $ 1,041,336  $   495,665
                                          ===========  ===========  ===========
Net Income Per Common Share--basic......  $       .46  $       .21  $       .11
                                          ===========  ===========  ===========
Net Income Per Common Share--diluted....  $       .46  $       .21  $       .11
                                          ===========  ===========  ===========
Weighted Average Number of Common Shares
 Outstanding--basic.....................    4,968,731    4,852,787    4,651,711
                                          ===========  ===========  ===========
Weighted Average Number of Common Shares
 Outstanding--diluted...................    5,018,143    4,900,460    4,679,398
                                          ===========  ===========  ===========
Dividends Declared Per Common Share.....  $       .12  $       .16  $       .16
                                          ===========  ===========  ===========



   The accompanying notes are an integral part of these financial statements.

                                ASTRO-MED, INC.

              CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME AND
                              SHAREHOLDERS' EQUITY

                  Years Ended January 31, 1997, 1998 and 1999

                                            1997         1998         1999
                                         -----------  -----------  -----------
Comprehensive Income
Net Income.............................. $ 2,288,025  $ 1,041,336  $   495,665
Other Comprehensive Items, Net:
  Foreign currency translation
   adjustments..........................     (38,281)    (115,180)      18,681
  Unrealized gain (loss) on securities
   available for sale...................     (44,597)      34,375        6,193
                                         -----------  -----------  -----------
Other Comprehensive Items, Net..........     (82,878)     (80,805)      24,874
                                         -----------  -----------  -----------
Comprehensive Income.................... $ 2,205,147  $   960,531  $   520,539
                                         ===========  ===========  ===========
Shareholders' Equity
Common Stock, $.05 Par Value:
  Balance at beginning of year.......... $   256,166  $   256,837  $   257,023
  Net proceeds from issuance of Company
   common stock
   (Note 5).............................         671          186          153
                                         -----------  -----------  -----------
  Balance at end of year................     256,837      257,023      257,176
                                         -----------  -----------  -----------
Additional Paid-In Capital:
  Balance at beginning of year..........   5,554,100    5,624,239    5,649,101
  Net proceeds from issuance of Company
   common stock
   (Note 5).............................      75,990       28,203       18,498
  Net cost of shares issued to Employee
   Stock Ownership Plan (Note 5)........      (5,851)      (3,341)     (26,282)
                                         -----------  -----------  -----------
  Balance at end of year................   5,624,239    5,649,101    5,641,317
                                         -----------  -----------  -----------
Retained Earnings:
  Balance at beginning of year..........  31,079,623   32,772,044   33,085,917
  Net Income............................   2,288,025    1,041,336      495,665
  Dividends declared....................    (595,604)    (727,463)    (743,702)
                                         -----------  -----------  -----------
  Balance at end of year................  32,772,044   33,085,917   32,837,880
                                         -----------  -----------  -----------
Treasury Stock:
  Balance at beginning of year..........    (902,169)  (1,804,986)  (3,062,945)
  Purchases of Company common stock.....    (972,628)  (1,301,300)  (1,954,680)
  Net cost of shares issued to Employee
   Stock Ownership Plan (Note 5)........      69,811       43,341      128,282
                                         -----------  -----------  -----------
  Balance at end of year................  (1,804,986)  (3,062,945)  (4,889,343)
                                         -----------  -----------  -----------
Accumulated Other Comprehensive Items:
  Balance at beginning of year..........      (6,414)     (89,292)    (170,097)
  Other comprehensive items, net........     (82,878)     (80,805)      24,874
                                         -----------  -----------  -----------
  Balance at end of year................     (89,292)    (170,097)    (145,223)
                                         -----------  -----------  -----------
                                         $36,758,842  $35,758,999  $33,701,807
                                         ===========  ===========  ===========

   The accompanying notes are an integral part of these financial statements.

                                ASTRO-MED, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                  Years Ended January 31, 1997, 1998 and 1999

                                            1997         1998          1999
                                         -----------  -----------  ------------
Cash Flows from Operating Activities:
  Net Income...........................  $ 2,288,025  $ 1,041,336  $    495,665
  Adjustments to Reconcile Net Income
   to Net Cash Provided by Operating
   Activities:
    Depreciation and Amortization......      921,088      988,423     1,111,048
    Gain on Sale of Assets.............     (495,761)         --            --
    Deferred Income Taxes..............      (39,859)    (301,713)     (436,425)
    Other..............................      (56,358)     242,558        (1,721)
    Changes in Assets and Liabilities:
      Accounts Receivable..............        6,269      483,672       119,258
      Inventories......................    2,172,048       19,649       124,836
      Other............................     (399,118)    (465,906)      185,749
      Accounts Payable and Accrued
       Expenses........................       44,823      952,118     1,126,787
      Income Taxes.....................      386,995     (204,904)      448,261
                                         -----------  -----------  ------------
        Total Adjustments..............    2,540,127    1,713,897     2,677,793
                                         -----------  -----------  ------------
    Net Cash Provided by Operating
     Activities........................    4,828,152    2,755,233     3,173,458
Cash Flows from Investing Activities:
  Proceeds from Sales of Securities
   Available for Sale..................    2,470,402    2,450,508    10,153,724
  Purchases of Securities Available for
   Sale................................   (2,527,562)  (3,147,206)  (10,582,545)
  Proceeds from Sales of Assets........      599,500          --            --
  Proceeds from Sales of Investment....    1,514,779          --            --
  Additions to Property, Plant and
   Equipment...........................     (816,229)    (809,724)     (600,395)
                                         -----------  -----------  ------------
    Net Cash Provided (Used) by
     Investing Activities..............    1,240,890   (1,506,422)   (1,029,216)
Cash Flows from Financing Activities:
  Payments of Debt.....................      (50,000)     (50,000)      (50,000)
  Principal Payments on Capital Leases.          --      (100,069)     (127,774)
  Proceeds from Common Shares Issued
   Under Employee Benefit Plans........       76,661       28,389        18,651
  Purchases of Treasury Stock..........     (972,628)  (1,301,300)   (1,954,680)
  Dividends Paid.......................     (595,604)    (727,463)     (743,702)
                                         -----------  -----------  ------------
    Net Cash Used by Financing
     Activities........................   (1,541,571)  (2,150,443)   (2,857,505)
                                         -----------  -----------  ------------
Net Increase (Decrease) in Cash and
 Cash Equivalents......................    4,527,471     (901,632)     (713,263)
Cash and Cash Equivalents, Beginning of
 Year..................................    2,033,713    6,561,184     5,659,552
                                         -----------  -----------  ------------
Cash and Cash Equivalents, End of Year.  $ 6,561,184  $ 5,659,552  $  4,946,289
                                         ===========  ===========  ============
Supplemental Disclosures of Cash Flow
 Information:
  Cash Paid During the Year for:
    Interest ..........................  $    33,108  $    27,872  $     24,072
    Income Taxes.......................  $   437,855  $   758,070  $    257,889

   The accompanying notes are an integral part of these financial statements.

                                ASTRO-MED, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               January 31, 1999

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

  Amortization of Intangibles: Excess of cost over net assets acquired is amortized on the straight-line method over forty years. Accumulated amortization amounted to $456,734 and $493,034 as of January 31, 1998 and 1999, respectively. Excess of net assets acquired over cost is amortized on the straight-line method over five years. Accumulated amortization amounted to $711,228 and $928,908 as of January 31, 1998 and 1999, respectively. The shorter amortization period for the excess of net assets acquired over cost reflects the more limited life of the assets involved.

  Comprehensive Income: Effective February 1, 1999, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." This pronouncement sets forth requirements for disclosure of the Company's comprehensive income and accumulated other comprehensive items. In general, comprehensive income combines net income and "other comprehensive items," which represents certain amounts that are reported as components of shareholders' equity in the accompanying balance sheets, including foreign currency translation adjustments and unrealized gains (losses) on securities available for sale, net of income tax.

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

  Earnings Per Common Share: Earnings per common share have been computed and presented pursuant to the provisions of Statement of Financial Accounting Standards No. 128, Earnings per Share, which was adopted in fiscal 1998. Net income per share is based on the weighted average number of shares outstanding during the period. Net income per share assuming dilution is based on the weighted average number of shares and potential common shares for stock options outstanding during the period using the treasury stock method. Adoption of SFAS No. 128 had no impact on previously reported Earnings per Share for Fiscal Year 1997. Options to purchase 653,500 shares of common stock between $8.125 and $13.00 per share were outstanding during fiscal year 1999 but were not included in the computation of diluted EPS because the options' exercise

                                ASTRO-MED, INC.

price was greater than the average market price of the common shares. The options, which expire between 4/13/99 through 3/25/08 were still outstanding on January 31, 1999.

                                                    1997      1998      1999
                                                  --------- --------- ---------
   Weighted Average Common Shares Outstanding--
    basic........................................ 4,968,731 4,852,787 4,651,711
   Dilutive Effect of Options Outstanding........    49,412    47,673    27,687
                                                  --------- --------- ---------
   Weighted Average Common Shares Outstanding--
    diluted...................................... 5,018,143 4,900,460 4,679,398

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

  Fair Value of Financial Instruments: The Company's financial instruments consist mainly of cash and cash equivalents, accounts receivable, accounts payable and long-term debt. The carrying amounts of these financial instruments as of January 31, 1999 approximate fair value.

Note 2--Securities Available for Sale

  As of January 31, 1999, securities included corporate and governmental debt obligations of $1,013,847 with contractual or anticipated maturities of one year or less and $6,893,295 with contractual or anticipated maturities of more than one year through twenty-five years. As of January 31, 1998, securities included corporate and governmental debt obligations of $2,565,295 with contractual or anticipated maturities of one year or less and $4,907,398 with contractual or anticipated maturities of more than one year through twenty-five years. Actual maturities may differ as a result of sales or early issuer redemptions.

  The amortized cost of securities available for sale as of January 31, 1999 was $7,869,502. The difference between market value and the cost basis as of that date was $37,640 ($27,925 net of tax), which represented unrealized gains. As of January 31, 1998, the amortized cost of securities available for sale was $7,436,318. The difference between market value and the cost basis as of that date was $36,375 ($21,732 net of tax), which represented gross unrealized gains. The cost of securities available for sale that were sold was based on specific identification in determining realized gains or losses included in the accompanying consolidated statements of income for fiscal 1999 and 1998.

Note 3--Inventories

  Inventories are stated at the lower of cost (first-in, first-out) or market and include material, labor and manufacturing overhead. The components of inventories were as follows:

                                                              January 31,
                                                        -----------------------
                                                           1998        1999
                                                        ----------- -----------
     Materials and Supplies............................ $ 5,620,041 $ 5,356,973
     Work-in-Progress..................................     993,149     721,448
     Finished Goods....................................   3,728,666   4,138,599
                                                        ----------- -----------
                                                        $10,341,856 $10,217,020
                                                        =========== ===========

                                ASTRO-MED, INC.

Note 4--Long-Term Debt

  Long-term debt consisted of the following:

                                                                 January 31,
                                                              -----------------
                                                                1998     1999
                                                              -------- --------
     Capital Lease Obligations............................... $405,772 $227,998
     Less Current Maturities.................................  177,774  211,021
                                                              -------- --------
                                                              $227,998 $ 16,977
                                                              ======== ========

  Other real estate and certain equipment are financed under a capital lease obligation with the Rhode Island Port Authority and Economic Development Corporation pursuant to an industrial development revenue bond financing arrangement. Monthly principal installments of $8,333 plus interest at 7 1/2% are due through the bond's maturity date of August, 1999. The obligation contains an option to purchase the particular real estate and machinery and equipment at any time for the amount necessary to retire the bonds involved. It also contains certain restrictive covenants including, among other things, minimum working capital and net worth requirements, and a maximum debt-to-equity ratio.

  During fiscal year 1998, the Company entered into a three year, $200,000 capital lease obligation for the purpose of upgrading its information technology software. Expenditures for property and equipment during the past three fiscal years have been made from on hand and internally generated funds.

  The aggregate amounts of long-term debt as of January 31, 1999 scheduled to mature in each of the succeeding two fiscal years are as follows: $211,021 in fiscal 2000 and $16,977 in fiscal 2001.

Note 5--Common Stock

  The Company's Board of Directors has authorized the purchase of up to 621,724 shares of the Company's common stock on the open market. As of January 31, 1999, the Company has remaining authorization to purchase an additional 200,000 shares. As purchased, such shares will become treasury stock available for general corporate purposes. The Company purchased 151,500 and 323,400 shares of treasury stock in fiscal 1998 and 1999, respectively.

  The Company maintains the following benefit plans involving the Company's common stock:

  Stock Option Plans: As of January 31, 1999, the Company has three incentive stock option plans and two non-qualified stock option plans under which options may be granted to officers and key employees. Options for an aggregate of 1,050,000 shares may be granted under the incentive stock option plans at option prices of not less than fair market value at the date of grant. Options for an aggregate of 550,000 shares may be granted under the non-qualified plans at option prices of not less than 50% of fair market value at the date of grant.

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

                                ASTRO-MED, INC.

  Summarized option data for all plans is as follows:

                                                                Weighted Average
                                          Number   Option Price Option Price Per
                                         of Shares  Per Share        Share
                                         --------- ------------ ----------------
Outstanding Options, January 31, 1996...  375,725  $3.33-$14.30      $9.17
Options Granted.........................  152,000   8.31-  9.25       8.40
Options Exercised.......................   (9,000)  3.33-  5.50       5.00
Options Expired.........................  (37,125)  5.50- 13.00      10.47
                                          -------
Outstanding Options, January 31, 1997...  481,600   3.33- 14.30       8.90
Options Granted.........................  162,500   8.31-  8.94       8.45
Options Expired.........................  (23,250)  3.33- 13.00       8.89
                                          -------
Outstanding Options, January 31, 1998...  620,850   3.33- 14.30       8.79
Options Granted.........................  216,500   6.13-  8.13       7.92
Options Expired.........................  (56,250)  3.33- 14.30       9.25
                                          -------
Outstanding Options, January 31, 1999...  781,100   3.33- 13.00       8.51
                                          -------
Options Exercisable, January 31, 1998...  556,300   3.33- 14.30       8.59
                                          -------
Options Exercisable, January 31, 1999...  717,900   3.33- 13.00       8.43
                                          =======

  Set forth below is a summary of options outstanding at January 31, 1999:

                  [Outstanding]                          [Exercisable]
--------------------------------------------------- ------------------------
Range of
Exercise          Weighted Average    Remaining             Weighted Average
 prices   Options  Exercise Price  Contractual Life Options  Exercise Price
--------  ------- ---------------- ---------------- ------- ----------------
$ 3.33-
 $ 5.50   104,100      $ 5.09            1 yr.      104,100      $ 5.09
$ 5.88-
 $ 9.25   484,000      $ 8.20           8 yrs.      460,500      $ 8.28
$10.25-
 $13.00   193,000      $11.15           4 yrs.      153,300      $11.14

  At January 31, 1999, options covering 413,000 shares under the incentive plans, and 399,000 shares under the non-qualified plan and 18,000 shares under the Non-Employee Director Stock Option Plan were available for future grant.

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

                                                           January 31
                                                 ------------------------------
                                                    1997       1998      1999
                                                 ---------- ---------- --------
     Net income (Loss)
       As reported.............................. $2,288,025 $1,041,336 $495,665
       Pro forma................................ $1,821,039 $  546,039 $(42,914)
     Earnings per share
       As reported.............................. $      .46 $      .21 $    .11
       Pro forma, basic......................... $      .37 $      .11 $   (.01)
       Pro forma, diluted....................... $      .36 $      .11 $   (.01)

                                ASTRO-MED, INC.

  The fair value of each option granted was estimated on the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions: The weighted average grant date fair value of options granted during fiscal 1997, 1998 and 1999 was $3.24, $3.40 and $2.43, respectively.

                                                          1997    1998    1999
                                                         ------  ------  ------
     Risk-free interest rate............................    6.5%    5.5%    4.8%
     Expected life (years)..............................      5       5       5
     Expected volatility................................ 37.481% 34.879% 35.367%
     Expected dividend yield............................    1.4%    1.9%    2.4%

  Employee Stock Purchase Plan: The Company has an Employee Stock Purchase Plan allowing eligible employees to purchase shares of common stock at a 10% discount from fair market value on the date of purchase. A total of 180,000 shares was initially reserved for issuance under the Plan. Summarized Plan activity is as follows:

                                                      Years Ended January 31,
                                                      -------------------------
                                                       1997     1998     1999
                                                      -------  -------  -------
     Shares Reserved, Beginning...................... 109,645  105,218  101,507
     Shares Purchased................................  (4,427)  (3,711)  (3,081)
                                                      -------  -------  -------
     Shares Reserved, Ending......................... 105,218  101,507   98,426
                                                      =======  =======  =======

  Employee Stock Ownership Plan: The Company has an Employee Stock Ownership Plan providing retirement benefits to all eligible employees. Annual contributions in amounts determined by the Company's Board of Directors are invested by the Plan's Trustees in shares of common stock of the Company. Contributions may be in cash or stock. The Company's contributions paid or accrued amounted to $100,000 for fiscal 1997, $123,000 for fiscal 1998 and $130,000 for fiscal 1999.

Note 6--Income Taxes

  The components of the provision for income taxes were as follows:

                                                    Years Ended January 31,
                                                   ----------------------------
                                                     1997      1998      1999
                                                   --------  --------  --------
     Current:
       Federal.................................... $564,953  $511,324  $206,747
       State......................................  173,284    88,092     8,687
       Foreign....................................      --     24,000    28,000
                                                   --------  --------  --------
                                                    738,237   623,416   243,434
                                                   --------  --------  --------
     Deferred:
       Federal....................................  (68,474) (210,093) (106,518)
       State......................................  (21,763)  (47,323)  (22,916)
                                                   --------  --------  --------
                                                    (90,237) (257,416) (129,434)
                                                   --------  --------  --------
                                                   $648,000  $366,000  $114,000
                                                   ========  ========  ========

                                ASTRO-MED, INC.

  The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate (34%) to income before income taxes, due to the following:

                                                   Years Ended January 31,
                                                  ----------------------------
                                                    1997      1998      1999
                                                  --------  --------  --------
     Income Tax Provision at Statutory Rate...... $998,249  $478,494  $207,269
     State Taxes, Net of Federal Income Tax
      Benefits...................................  114,367    26,862    (9,391)
     Nontaxable Interest Income..................  (38,420)  (39,100)  (34,083)
     Amortization of Intangibles.................  (57,683)  (57,683)  (61,669)
     Utilization of Net Operating Loss
      Carryforward............................... (117,300) (117,580) (117,580)
     Other, Net.................................. (251,213)   75,007   129,454
                                                  --------  --------  --------
                                                  $648,000  $366,000  $114,000
                                                  ========  ========  ========

  Other, Net in fiscal 1997 includes the reversal of tax reserves no longer required.

  The tax effects of temporary differences and carryforwards which gave rise to significant portions of deferred tax assets and liabilities in the accompanying consolidated balance sheets were as follows:

                                                              January 31,
                                                          --------------------
                                                            1998       1999
                                                          ---------  ---------
   Deferred Tax Assets:
     Reserves and Accruals Not Yet Deducted for Tax
      Purposes........................................... $ 949,282  $ 981,154
     Unrealized Foreign Currency Losses..................   133,345    111,130
     Net Operating Loss Carryforwards....................   389,981    141,578
     Other...............................................    64,363    349,902
     Valuation Allowance.................................  (389,981)  (141,578)
                                                          ---------  ---------
                                                          1,146,990  1,442,186
   Deferred Tax Liabilities:
     Accumulated Tax Depreciation in Excess of Book
      Depreciation.......................................   747,560    667,676
     Other...............................................    73,529     12,183
                                                          ---------  ---------
                                                            821,089    679,859
                                                          ---------  ---------
   Net Deferred Tax Assets............................... $ 325,901  $ 762,327
                                                          ---------  ---------

  The total of deferred tax assets, net of other deferred tax liabilities, is included in prepaid expenses and other current assets in the accompanying consolidated balance sheets. The valuation allowance relates to net operating loss carryforwards (approximately $70,000 domestic and $302,000 foreign) expiring through 2007, the future tax benefits of which to be realized are uncertain because they are limited to future annual taxable income of certain subsidiaries.

                                ASTRO-MED, INC.

Note 7--Leases

  There are both capital and operating lease commitments for the Company's facilities and certain machinery and equipment. Following is an analysis of assets which are under capital leases.

                                                               January 31,
                                                          ---------------------
                                                             1998       1999
                                                          ---------- ----------
       Real Estate....................................... $4,477,966 $4,477,966
       Machinery and Equipment...........................    481,484    481,484
                                                          ---------- ----------
                                                           4,959,450  4,959,450
       Less: Accumulated Amortization....................  1,802,149  2,073,867
                                                          ---------- ----------
                                                          $3,157,301 $2,885,583
                                                          ---------- ----------

  Minimum lease payments under noncancellable leases at January 31, 1999, were as follows:

     Year Ending                                              Capital  Operating
     January 31,                                               Lease    Leases
     -----------                                              -------  ---------
      2000................................................... $221,326 $245,768
      2001...................................................   17,064  143,924
      2002...................................................      --   111,298
      2003...................................................      --    69,299
      2004...................................................      --    30,428
      2005 and Thereafter....................................      --    28,598
                                                              -------- --------
      Net Minimum Lease Payments.............................  238,390 $629,315
                                                              -------- --------
      Less Amount Representing Interest......................   10,392
                                                              --------
      Current Value of Net Minimum Lease Payments............ $227,998
                                                              --------

Note 8--Operations, Geographical Information, and Product Information

  The Company's operations consist of the design, development, manufacture and sale of specialty data recorder and acquisition systems, label printing and applicator systems, neurophysiological instrumentation systems, and consumable printer supplies. The Company organizes and manages its business as a portfolio of products and services designed around a common theme of data acquisition and information output. The Company's operations are aggregated into a single reporting segment based on similarities in the nature of its products and services, the products' economic characteristics, production processes, and methods of distribution. Business is conducted primarily in the United States and through foreign affiliates in Canada and Europe. Substantially all manufacturing activities are conducted in the United States.

  Sales and service activities outside the United States are conducted primarily through wholly-owned entities and, to a lesser extent, through authorized distributors and agents. Transfer prices are intended to produce gross profit margins commensurate with the sales and service effort associated with the product sold. Certain information on a geographic basis for fiscal 1997, 1998, and 1999 is set forth below.

                                ASTRO-MED, INC.

                                        Fiscal 1997  Fiscal 1998  Fiscal 1999
                                        -----------  -----------  -----------
Geographical Information
Revenues:
  United States........................ $41,181,263  $41,332,031  $38,673,567
  Foreign Branches.....................   7,397,560    6,630,287    7,689,047
  Transfers among geographical areas...  (4,403,690)  (4,214,778)  (4,801,114)
                                        -----------  -----------  -----------
                                        $44,175,133  $43,747,540  $41,561,500
                                        ===========  ===========  ===========
Long-lived Assets:
  United States........................ $ 7,533,080  $ 7,415,100  $ 6,787,325
  Foreign Branches.....................     527,740      485,641      442,350
                                        -----------  -----------  -----------
                                        $ 8,060,820  $ 7,900,741  $ 7,229,675
                                        ===========  ===========  ===========
Export Revenues Included in United
 States Revenues Above:
  Central and South America............ $   375,000  $   800,000  $ 1,010,000
  Asia.................................   2,540,000    1,494,000      904,000
  Other Europe.........................     550,000      617,000      729,000
  Australia and New Zealand............     448,000      310,000      437,000
  Other................................     530,000      291,000      255,000
                                        -----------  -----------  -----------
                                        $ 4,443,000  $ 3,512,000  $ 3,335,000
                                        ===========  ===========  ===========
Product Information
Revenues:
  Test & Measurement................... $24,093,000  $21,653,000  $15,854,000
  QuickLabel Systems...................  10,656,000   12,521,000   15,238,000
  Grass Instruments....................   9,426,000    9,574,000   10,470,000
                                        -----------  -----------  -----------
                                        $44,175,000  $43,748,000  $41,562,000
                                        ===========  ===========  ===========

  No single customer accounted for 10% of net sales in fiscal 1997, 1998, or 1999.

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

  All contributions are deposited into trust funds. It is the policy of the Company to fund any contributions accrued. The Company's annual contribution amounts are determined by the Board of Directors. The Company's contributions paid or accrued amounted to $185,000 for fiscal 1997, $227,400 for fiscal 1998, and $230,000 for fiscal 1999.

                                ASTRO-MED, INC.

          SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                                 Balance at Provision                 Balance
                                 Beginning  Charged to                at End
          Description            of Period  Operations Deductions(2) of Period
          -----------            ---------- ---------- ------------- ---------
Allowance for Doubtful
 Accounts(1):
  Year Ended January 31,
    1997........................  157,000      2,152      (15,848)    175,000
    1998........................  175,000     38,585       37,797     175,788
    1999........................  175,788     75,815       39,266     212,337

--------
(1) The allowance for doubtful accounts has been netted against accounts receivable as of the respective balance sheet dates.

(2) Uncollectible accounts written off, net of recoveries.

40