Form 10-Q
period 1999-05-01
ASTRO MED INC /NEW/
filed 1999-06-09
CIK 8146

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES -- EXCHANGE ACT OF 1934

For the quarterly period ended                       May 1, 1999
                               -------------------------------------------------

                                       OR

   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to
                               ---------------------    ------------------------


Commission file number                          0-13200
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


                            ------------------------


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

         Common Stock, $.05 Par Value - 4,420,789 shares (excluding treasury shares) as of June 4, 1999

                                 ASTRO-MED, INC.
                                      INDEX

                                                             Page No.
                                                             --------
Part I.  Financial Information:

  Consolidated Balance Sheets -
    January 31, 1999 and May 1, 1999. ........................   3

  Consolidated Statements of Operations -
    Three Months Ended May 2, 1998 and May 1, 1999............   4

  Consolidated Statements of Cash Flows -
    Three Months Ended May 2, 1998 and May 1, 1999............   5

  Notes to Consolidated Financial Statements -
    May 1, 1999...............................................   6,7

  Management's Discussion and Analysis of Financial
    Condition and Results of Operations.......................   8-11

Part II.  Other Information...................................   12


Part I.  FINANCIAL INFORMATION

                                 ASTRO-MED, INC.
                      UNAUDITED CONSOLIDATED BALANCE SHEETS


                                                     January 31,     May 1,
                     ASSETS                             1999          1999
                                                        ----          ----
                                                                   (Unaudited)
CURRENT ASSETS
  Cash and Cash Equivalents...................      $ 4,946,289   $ 3,673,244
  Securities Available for Sale...............        7,907,142     7,924,443
  Accounts Receivable, Net....................        7,708,806     6,989,929
  Inventories.................................       10,217,020    10,730,367
  Prepaid Expenses and Other Current Assets...        1,986,336     2,085,761
                                                    -----------   -----------
       Total Current Assets...................       32,765,593    31,403,744
PROPERTY, PLANT AND EQUIPMENT                        18,678,055    19,000,166
  Less Accumulated Depreciation...............      (11,448,380)  (11,817,244)
                                                    -----------   -----------
                                                      7,229,675     7,182,922
OTHER ASSETS
  Excess of Cost Over Net Assets Acquired.....          903,784       894,709
  Amounts Due from Officers...................          480,314       480,314
  Other.......................................          374,866       444,913
                                                    -----------   -----------
                                                      1,758,964     1,819,936
                                                    -----------   -----------
                                                    $41,754,232   $40,406,602
                                                    -----------   -----------
                                                    -----------   -----------

    LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts Payable............................      $ 3,427,766  $   3,450,349
  Accrued Compensation........................        1,446,770      1,207,998
  Accrued Expenses............................        1,110,484        905,715
  Income Taxes................................        1,062,892      1,018,737
  Current Maturities of Long-Term Debt........          211,021        169,792
                                                    -----------    -----------
       Total Current Liabilities..............        7,258,933      6,752,591

LONG-TERM DEBT, Less Current Maturities.......           16,977             --

EXCESS OF NET ASSETS ACQUIRED OVER COST.......          108,839         81,283

DEFERRED INCOME TAXES.........................          667,676        562,029

SHAREHOLDERS' EQUITY
  Preferred Stock, $10 Par Value,
    Authorized 100,000 Shares, None Issued....
  Common Stock, $.05 Par Value, Authorized
    13,000,000 Shares, Issued 5,143,520
    and 5,144,360 Shares, Respectively........          257,176        257,218
  Additional Paid-In Capital..................        5,641,317      5,645,588
  Retained Earnings...........................       32,837,880     32,386,851
  Treasury Stock, at Cost (662,295 Shares
    and 668,939 Shares, Respectively)..........      (4,889,343)    (4,985,655)
  Accumulated Other Comprehensive Income (Loss)        (145,223)      (293,303)
                                                    -----------    -----------
                                                     33,701,807     33,010,699
                                                    -----------   -----------
                                                    $41,754,232    $40,406,602
                                                    -----------    -----------
                                                    -----------    -----------


                                 ASTRO-MED, INC.
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                  Three Months Ended
                                                  ------------------
                                                 May 2,         May 1,
                                                  1998           1999
                                                  ----           ----
Net Sales.................................... $10,056,440    $10,377,257
Cost of Sales................................   6,180,833      6,322,510
                                              -----------    -----------
Gross Profit.................................   3,875,607      4,054,747

Costs and Expenses:
  Selling, General and Administrative........   3,507,636      3,688,050
  Research and Development...................     757,964        881,009
                                              -----------    -----------
                                                4,265,600      4,569,059
                                              -----------    -----------

Operating Loss...............................    (389,992)      (514,312)

Other Income (Expense):
  Investment Income..........................     208,804        171,489
  Interest Expense...........................      (6,143)        (4,092)
  Other, Net.................................      46,523        (14,614)
                                              -----------    -----------
                                                  249,184        152,783
                                              -----------    -----------

Loss before Income Taxes.....................    (140,808)      (361,529)
Benefit for Income Taxes.....................     (37,000)       (91,000)
                                              -----------    -----------

Net Loss..................................... $  (103,808)   $  (270,529)
                                              -----------    -----------
                                              -----------    -----------

Loss Per Common Share-basic..................       $(.02)         $(.06)
                                              -----------    -----------
                                              -----------    -----------
Loss Per Common Share-diluted................       $(.02)         $(.06)
                                              -----------    -----------
                                              -----------    -----------
Weighted Average Number of Common and Common
  Equivalent Shares Outstanding-basic........   4,780,634      4,474,873
                                              -----------    -----------
                                              -----------    -----------
Weighted Average Number of Common and Common
  Equivalent Shares Oustanding-diluted.......   4,780,634      4,474,873
                                              -----------    -----------
                                              -----------    -----------
Dividends Declared Per Common Share..........        $.04           $.04
                                              -----------    -----------
                                              -----------    -----------


                                 ASTRO-MED, INC.
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                      Three Months Ended
                                                      ------------------
                                                    May 2,         May 1,
                                                     1998          1999
                                                     ----          ----
Cash Flows from Operating Activities:
    Net Loss............. ...................... $ (103,808)    $ (270,529)
Adjustments to Reconcile Net Loss to
  Net Cash Provided by Operating Activities:
         Depreciation and Amortization..........    312,273        350,384
         Other..................................     35,634       (159,576)
     Changes in Assets and Liabilities:
        Accounts Receivable....................     430,329        718,876
        Inventories............................    (376,027)      (513,347)
        Other..................................    (228,723)      (169,473)
        Accounts Payable and Accrued Expenses..     334,341       (420,958)
        Income Taxes...........................     (45,977)       (44,155)
                                                 ----------     ----------
          Total Adjustments....................     461,850       (238,249)
      Net Cash Provided (Used) by
        Operating Activities...................     358,042       (508,778)

Cash Flows from Investing Activities:
    Proceeds from Sales of Securities
      Available for Sale.......................   1,417,000      1,891,670
Purchases of Securities Available
      for Sale.................................  (1,462,917)    (1,969,034)
    Additions to Property, Plant and Equipment.    (184,487)      (356,200)
                                                 ----------     ----------
      Net Cash Used by
        Investing Activities...................    (230,404)      (433,564)

Cash Flows from Financing Activities:
    Principle Payments on Capital Leases.......     (56,205)       (58,207)
    Proceeds from Common Shares Issued
      Under Employee Benefit Plans.............       5,467          4,316
    Purchases of Treasury Stock................     (39,961)       (96,313)
    Dividends Paid.............................    (191,720)      (180,499)
                                                 ----------     ----------
      Net Cash Used by Financing Activities....    (282,419)      (330,703)

Net Decrease in Cash and Cash Equivalents......    (154,781)    (1,273,045)
Cash and Cash Equivalents, Beginning of Period.   5,659,552      4,946,289
                                                 ----------     ----------

Cash and Cash Equivalents, End of Period.......  $5,504,771     $3,673,244
                                                 ----------     ----------
                                                 ----------     ----------
Supplemental Disclosures of Cash Flow
    Information:
      Cash Paid During the Period for:
        Interest...............................  $    8,956     $    3,155
        Income Taxes...........................  $    5,675     $   45,830


                                 ASTRO-MED, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   May 1, 1999

Note 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        (a) The accompanying financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments which, in the opinion of management, are necessary for a fair statement of the results of the interim periods presented. These financial statements do not include all disclosures associated with annual financial statements and, accordingly, should be read in conjunction with footnotes contained in the Company's annual report on Form 10-K for the year ended January 31, 1999.

        (b) Loss per common share has been computed and presented pursuant to the provisions of Statement of Financial Accounting Standards No. 128, Earnings Per Share, which was adopted in fiscal 1998. Net loss per share is based on the weighted average number of shares outstanding during the period. Net loss per share assuming dilution is based on the weighted average number of shares and, if dilutive, common equivalent shares for stock options outstanding during the period.


                                                     Three Months Ended
                                                     ------------------
                                                    May 2,          May 1,
                                                     1998            1999
                                                     ----            ----
  Weighted Average Common Shares
        Outstanding-basic and dilutive..........    4,780,634    4,474,873
                                                    ---------    ---------
                                                    ---------    ---------
  Diluted Effect of Options Outstanding
        (not considered because anti-dilutive)..       38,404       15,178
                                                    ---------    ---------
                                                    ---------    ---------



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


                                                    Three Months Ended
                                                    ------------------
                                                   May 2,            May 1,
                                                    1998              1999
                                                    ----              ----
Comprehensive Income:
        Net Loss................................... $(103,808)  $(270,529)
                                                    ---------   ---------

        Other Comprehensive Income (Loss):
          Foreign currency translation adjustments.    58,408     (88,018)
          Unrealized gain(loss) on securities:
                Unrealized holding gain (loss)
                  arising during the period........   (22,795)    (62,210)
                Less: reclassification adjustment
                for losses included in net income          --       2,148
                                                    ---------   ---------
        Other Comprehensive Income (Loss): ........    35,613    (148,080)
                                                    ---------   ---------
        Comprehensive Income (Loss) ...............   (68,195)   (418,609)
                                                    ---------   ---------
                                                    ---------   ---------



Note 3 - INVENTORIES

        Inventories are stated at the lower of cost (first-in, first-out) or market and include material, labor and manufacturing overhead. The components of inventories were as follows:


                                      January 31,             May 1,
                                         1999                 1999
                                         ----                 ----
     Materials and Supplies...       $ 5,356,973          $ 5,763,676
     Work-In-Process..........           721,448              971,000
     Finished Goods...........         4,138,599            3,995,691
                                     -----------          -----------
                                     $10,217,020          $10,730,367
                                     -----------          -----------
                                     -----------          -----------


                                 ASTRO-MED, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:

         Net Sales in the first quarter were $10,377,000, an increase of 3% over the prior year's first quarter sales of $10,056,000. Export sales were up by 42% over the prior year's first quarter, offsetting a 7% decline in domestic channel sales. The shortfall in the domestic channels was concentrated in the Test & Measurement product line, which was down 24%, whereas growth in the QuickLabel Systems (QLS) and Grass product lines continued across both the domestic and export channels. QLS sales were $4,115,000, increasing by 24%, and Grass sales were $2,940,000, increasing by 26% over last year's first quarter results.

         Gross Profit dollars in the first quarter were $4,055,000, which represents a 39% gross profit margin. The first quarter gross profit margin matched last year's first quarter margin, despite the continued shift in product mix from T&M to QLS and Grass.

         Operating expenses were $4,569,000 in the first quarter, an increase of 7% over the prior year's first quarter. This increase was due to additions in sales personnel and sales incentives, personnel additions in research and development, and increased information technology expenditures.

         Other income in the first quarter was $153,000 as compared to $249,000 in the prior year's first quarter, with the decrease due to unfavorable foreign currency translation adjustments and lower interest and dividend income.

         Net loss after taxes in the quarter was $271,000, equal to a loss of 6 cents per share. This compares to a net loss of $104,000, equal to a loss of 2 cents per share in the prior year's first quarter.

         Due to the continuing softness in the Company's traditional Test & Measurement markets, the Company has taken steps to lower its break-even point through a reduction in personnel, which took place at the beginning of the second quarter. The Company will record severance pay of approximately $200,000 during the second quarter, to cover this reduction in force. Going forward, the reduction in force will lower the Company's break-even level by approximately $2 million on an annualized basis.

FINANCIAL CONDITION:

         Total Assets as of May 1, 1999 were $40,407,000, down $1,347,000 or 3%
from fiscal 1999 year end.

         Cash and marketable securities declined by $1,256,000 from fiscal 1999 year end, primarily due to the net loss, increased working capital, capital expenditures, and the Company's continuing common stock repurchase program. Accounts receivable dollars declined by 9% to $6,990,000 at quarter end, which reflects 57 days sales outstanding.

         Inventories increased by 5% to $10,730,000. Overall, working capital excluding cash and marketable securities increased by 3% to $13,053,000, and the current ratio remains strong at 5 to 1.

         Capital expenditures during the first quarter were $356,000 and include the purchase of production and test equipment, hardware and software technology investments, and building improvements. Depreciation expense for the quarter was $369,000.

         The Company purchased 18,500 shares of its common stock during the first quarter, under its Board of Directors approved share repurchase program, for $96,000. Under the Board of Directors' authorization, the Company has approval to repurchase another 181,500 shares of the Company's common stock.

         Cash dividends of 4 cents per share were paid to shareholders of record during the first quarter. Shareholders' equity was $33,010,000 at the end of the quarter, reflecting a book value of $7.38 per share.


YEAR 2000 READINESS DISCLOSURE

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

         Products. All of the Company's products, where applicable, are Year 2000 Compliant: Grass Instruments Product Group - Products manufactured before 1997 did not store time or date. Therefore, Year 2000 compliance is not applicable. New products that do store time and date use only WindowsTM 95 dates which are compliant. QuickLabel Systems Product Group - Printer products do not generate or store time and date; therefore, Year 2000 compliance is not applicable. Application software that stores time and date uses only WindowsTM 95 dates which are compliant. Label Applicator products and certain Print and Apply models do not store time or date; therefore, compliance is not an issue. Those Print and Apply and Thermal Recorder products which do store time and date are compliant. Test and Measurement Product Group - Data Acquisition Systems and application software for all instruments use only WindowsTM 95 dates which are compliant. Stand-alone Recorders use a two-digit year for reference only. The date is not used for time sorting or any calculations. Our Quality Assurance Department has verified that there are no anomalies associated with the turnover of the Year 2000.

         Year 2000 Readiness Program. The Company's Year 2000 readiness program is divided into three major sections - Information Technology (IT) infrastructure (which includes Manufacturing, Finance, Purchasing and Sales), Applications Software and Non-IT systems (including environmental, process control, and manufacturing control systems), and Third-party suppliers and customers. All non-compliant systems have been identified and prioritized. Assessment and remediation are proceeding in tandem, and the Company currently plans to have all non-compliant systems repaired or replaced and tested by the fall of 1999.

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

         The Applications Software and Non-IT section includes the conversion or replacement of applications software and equipment that is not Year 2000 compliant. The Company utilizes both in-house and third-party software and equipment to operate certain aspects of its business, including telecommunications and sales contact management systems. The Company estimates that this section of the Year 2000 readiness program is approximately 50% complete at May 1, 1999, and the remaining conversion and testing projects are on schedule to be completed by the fall of 1999. Contingency planning for this section has begun and is scheduled to be complete by mid-1999.

         The Third-party suppliers and customers section includes the process of identifying and prioritizing critical suppliers and customers, and communicating with them directly about their plans and progress in addressing the Year 2000 problem. The Company is currently in the process of communicating with its significant vendors, service providers and customers. Detailed evaluations of the most critical third parties will be completed by mid-1999. These evaluations will be followed by the development of contingency plans, with follow-up reviews scheduled through the remainder of 1999.

         The total cost associated with required modifications to become Year 2000 compliant is not expected to be material to the Company's financial position. The estimated total cost related to the Year 2000 readiness program is approximately $723,000, which includes hardware and software upgrades that were previously planned to obtain greater capacity and functionality. The total amount expended through May 1, 1999 was $640,000, of which approximately $553,000 related to Information Technology Infrastructure, approximately $82,000 related to Applications Software and Non-IT projects, and approximately $5,000 related to the Third-party project. The future cost of completing the Year 2000 readiness program is estimated at approximately $83,000, including $81,000 to complete the Applications Software and Non-IT phase, and $2,000 to complete the Third-party compliance evaluation. The Company has funded the incurred costs to-date and intends to fund the estimated costs to complete the Year 2000 readiness program through operating cash flows.

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

SAFE HARBOR STATEMENT

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

PART II.  OTHER INFORMATION

Item 4.  Results of Votes of Security Holders

        An Annual Meeting of Shareholders of the registrant was held May 18, 1999. The shareholders were asked to elect a Board of Directors to serve until the next Annual Meeting of Shareholders or until their successors are elected and qualified.

         In an uncontested election, nominees for directors were elected by the following votes:


        Name of Nominee               Votes                   Votes
         for Director                  for                   Withheld
        ---------------               ----                   --------
        Albert W. Ondis              3,907,547                 15,194
        Everett V. Pizzuti           3,907,697                 15,044
        Jacques V. Hopkins           3,905,597                 17,144
        Hermann Viets                3,905,597                 17,144
        Neil K. Robertson            3,905,597                 15,144



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

                                        ASTRO-MED, INC.
                                         (Registrant)


Date:  June 8, 1999              By ____________________________
                                        A. W. Ondis, Chairman
                                       (Principal Executive Officer)


Date:  June 8, 1999              By ____________________________
                                        Joseph P. O'Connell, Vice
                                        President and Treasurer
                                       (Principal Financial Officer)