Form 10-Q
period 1999-07-31
ASTRO MED INC /NEW/
filed 1999-09-01
CIK 8146

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES -- EXCHANGE ACT OF 1934

For the quarterly period ended         JULY 31, 1999
                               -----------------------------------

                                       OR

   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES -- EXCHANGE ACT OF 1934

For the transition period from ________________ to _________________________

Commission file number                         0-13200
                      ------------------------------------------------------

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

                 Common Stock, $.05 Par Value - 4,406,239 shares
               (excluding treasury shares) as of August 31, 1999

                                 ASTRO-MED, INC.
                                      INDEX

                                                              PAGE NO.

Part I.  Financial Information:

  Consolidated Balance Sheets -
    January 31, 1999 and July 31, 1999........................   3

  Consolidated Statements of Income -
    Three Months Ended August 1, 1998 and July 31, 1999.......   4

  Consolidated Statements of Income -
    Six Months Ended August 1, 1998 and July 31, 1999.........   5

  Consolidated Statements of Cash Flows -
    Six Months Ended August 1, 1998 and July 31, 1999.........   6

  Notes to Consolidated Financial Statements -
    July 31, 1999.............................................   7,8

  Management's Discussion and Analysis of Financial
    Condition and Results of Operations.......................   9-12

Part II.  Other Information...................................   13

Part I.  FINANCIAL INFORMATION

                                 ASTRO-MED, INC.
                      UNAUDITED CONSOLIDATED BALANCE SHEETS

                                                     January 31,     July 31,
                     ASSETS                             1999          1999
                                                        ----          ----
                                                                   (Unaudited)

CURRENT ASSETS
  Cash and Cash Equivalents...................      $ 4,946,289   $ 2,797,304
  Securities Available for Sale...............        7,907,142     7,903,585
  Accounts Receivable, Net....................        7,708,806     8,183,512
  Inventories.................................       10,217,020    10,446,407
  Prepaid Expenses and Other Current Assets...        1,986,336     1,918,922
                                                    -----------   -----------
       Total Current Assets...................       32,765,593    31,249,730

PROPERTY, PLANT AND EQUIPMENT                        18,678,055    19,383,592
  Less Accumulated Depreciation...............      (11,448,380)  (12,208,338)
                                                    -----------   -----------
                                                      7,229,675     7,175,254
OTHER ASSETS
  Excess of Cost Over Net Assets Acquired.....          903,784       885,634
  Amounts Due from Officers...................          480,314       480,314
  Other.......................................          374,866       305,454
                                                    -----------   -----------
                                                      1,758,964     1,671,402
                                                    $41,754,232   $40,096,386
                                                    ===========   ===========

    LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts Payable............................      $ 3,427,766  $   3,370,514
  Accrued Compensation........................        1,446,770      1,083,811
  Accrued Expenses............................        1,110,484      1,098,133
  Income Taxes................................        1,062,892        986,132
  Current Maturities of Long-Term Debt........          211,021        141,210
                                                    -----------    -----------
       Total Current Liabilities..............        7,258,933      6,679,800

LONG-TERM DEBT, Less Current Maturities.......           16,977              -

EXCESS OF NET ASSETS ACQUIRED OVER COST.......          108,839         54,073

DEFERRED INCOME TAXES.........................          667,676        595,947

SHAREHOLDERS' EQUITY
  Preferred Stock, $10 Par Value,
    Authorized 100,000 Shares, None Issued....
  Common Stock, $.05 Par Value, Authorized
    13,000,000 Shares, Issued 5,143,520
    and 5,145,220 Shares, Respectively........          257,176        257,261
  Additional Paid-In Capital..................        5,641,317      5,650,562
  Retained Earnings...........................       32,837,880     32,480,549
  Treasury Stock, at Cost (662,295 Shares
    and 731,295 Shares, Respectively)..........      (4,889,343)    (5,293,343)
  Accumulated Other Comprehensive Income (Loss)        (145,223)      (328,463)
                                                    -----------    -----------
                                                     33,701,807     32,766,566
                                                    $41,754,232    $40,096,386
                                                    ===========   ============

                                 ASTRO-MED, INC.
                   UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

                                                   Three Months Ended
                                                   ------------------
                                                 August 1,      July 31,
                                                  1998            1999
                                                  ----            ----

Net Sales.................................... $10,528,111    $11,084,681
Cost of Sales................................   6,258,930      6,518,432
                                              -----------    -----------
Gross Profit.................................   4,269,181      4,566,249

Costs and Expenses:
  Selling, General and Administrative........   3,503,524      3,575,366
  Research and Development...................     734,332        792,830
                                              -----------    -----------
                                                4,237,856      4,368,196
                                              -----------    -----------

Operating Income.............................      31,325        198,053

Other Income (Expense):
  Investment Income..........................     209,953        174,778
  Interest Expense...........................      (6,066)        (3,481)
  Other, Net.................................      19,195         (7,821)
                                              -----------    -----------
                                                  223,082        163,476
                                              -----------    -----------

Income before Income Taxes.....................   254,407        361,529
Provision for Income Taxes.....................    66,000         91,000
                                                ----------   -----------

Net Income................................... $   188,407    $   270,529
                                              ===========    ===========

Earnings Per Common Share-basic..............       $ .04          $ .06
                                                     ====          =====
Earnings Per Common Share-diluted............       $ .04          $ .06
                                                     ====          =====
Weighted Average Number of Common and Common
  Equivalent Shares Outstanding-basic........   4,740,523      4,433,858
                                                =========      =========
Weighted Average Number of Common and Common
  Equivalent Shares Oustanding-diluted.......   4,775,098      4,497,357
                                                =========      =========
Dividends Declared Per Common Share..........        $.04           $.04
                                                     ====           ====

                                 ASTRO-MED, INC.
                   UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

                                                    Six Months Ended
                                                    ----------------
                                                 August 1,      July 31,
                                                  1998            1999
                                                  ----            ----

Net Sales.................................... $20,584,551    $21,461,938
Cost of Sales................................  12,439,763     12,840,942
                                              -----------    -----------
Gross Profit.................................   8,144,788      8,620,996
                                              -----------    -----------
G
Costs and Expenses:
  Selling, General and Administrative........   7,011,214      7,263,416
  Research and Development...................   1,492,296      1,673,839
                                              -----------    -----------
                                                8,503,510      8,937,255
                                              -----------    -----------

Operating Loss...............................    (358,722)      (316,259)

Other Income (Expense):
  Investment Income..........................     418,757        346,267
  Interest Expense...........................     (12,209)        (7,573)
  Other, Net.................................      65,718        (22,435)
                                              -----------    -----------
                                                  472,266        316,259
                                              -----------    -----------

Income before Income Taxes...................     113,544              0
Provision for Income Taxes...................      29,000              0
                                              ------------   -----------

Net Income................................... $    84,544    $         0
                                              ===========    ===========

Earnings Per Common Share-basic..............       $ .02          $ .00
                                                     ====          =====
Earnings Per Common Share-diluted............       $ .02          $ .00
                                                     ====          =====
Weighted Average Number of Common and Common
  Equivalent Shares Outstanding-basic........   4,760,447      4,454,251
                                                =========      =========
Weighted Average Number of Common and Common
  Equivalent Shares Oustanding-diluted.......   4,796,971      4,488,747
                                                =========      =========
Dividends Declared Per Common Share..........        $.08           $.08
                                                     ====           ====

                                 ASTRO-MED, INC.
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                      Six Months Ended
                                                      ----------------
                                                   August 1,      July 31,
                                                     1998          1999
                                                     ----          ----
Cash Flows from Operating Activities:
    Net Income ...............................   $    84,544    $         0
Adjustments to Reconcile Net Income to
  Net Cash Provided by Operating Activities:
       Depreciation and Amortization .........       610,789        724,685
       Gain on Sale of Assets ................          --            3,912
       Other .................................        20,954        (65,304)
     Changes in Assets and Liabilities:
        Accounts Receivable ..................       323,366       (474,706)
        Inventories ..........................       127,123       (229,387)
        Other ................................       170,024        136,825
        Accounts Payable and Accrued Expenses        155,836       (432,562)
        Income Taxes .........................        54,940        (76,760)
                                                 -----------    -----------
          Total Adjustments ..................     1,463,032       (413,297)
      Net Cash Provided (Used) by
        Operating Activities .................     1,547,576       (413,297)

Cash Flows from Investing Activities:
    Proceeds from Sales of Securities
      Available for Sale .....................     3,553,884      2,616,150
    Purchases of Securities Available
      for Sale ...............................    (3,757,883)    (2,772,170)
    Proceeds from Sales of Assets ............          --            2,800
    Additions to Property, Plant and Equipment      (344,826)      (742,439)
                                                 -----------    -----------
      Net Cash Used by
        Investing Activities .................      (548,825)      (895,659)

Cash Flows from Financing Activities:
    Principle Payments on Capital Leases .....       (87,896)       (86,788)
    Proceeds from Common Shares Issued
      Under Employee Benefit Plans ...........         7,421          9,331
    Purchases of Treasury Stock ..............      (625,125)      (404,001)
    Dividends Paid ...........................      (383,266)      (358,571)
                                                 -----------    -----------
      Net Cash Used by Financing Activities ..    (1,088,866)      (840,029)

Net Decrease in Cash and Cash Equivalents ....       (90,115)    (2,148,985)
Cash and Cash Equivalents, Beginning of Period     5,659,552      4,946,289
                                                 -----------    -----------

Cash and Cash Equivalents, End of Period .....   $ 5,569,437    $ 2,797,304
                                                 ===========    ===========

Supplemental Disclosures of Cash Flow
    Information:
      Cash Paid During the Period for:
        Interest .............................   $    13,146    $     7,260
        Income Taxes .........................   $         0    $    45,830

                                 ASTRO-MED, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  July 31, 1999

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

        (b) Earnings per common share has been computed and presented pursuant to the provisions of Statement of Financial Accounting Standards No. 128, Earnings Per Share, which was adopted in fiscal 1998. Earnings per commom share
- basic is based on the weighted average number of shares outstanding during the period. Earnings per common share - diluted is based on the weighted average number of shares and, if dilutive, common equivalent shares for stock options outstanding during the period.

                                              Three Months Ended          Six Months Ended
                                              ------------------          ----------------
                                              August 1,  July 31,        August 1,  July 31,
                                                1998      1999             1998      1999
                                                ----      ----             ----      ----

  Weighted Average Common Shares
     Outstanding-basic ...................... 4,740,523  4,433,858       4,760,447  4,454,251

  Diluted Effect of Options Outstanding......    34,575     63,499          36,524     34,496
                                              ---------  ---------       ---------  ---------

  Weighted Average Common Shares
    Ourstanding - diluted.................... 4,775,098  4,497,357    4,796,971  4,488,747
                                              =========  =========    =========  =========

  For the three and six month's ended July 31, 1999, the diluted per share amounts do not reflect options outstanding of 650,500, because their effect is anti-dilutive.

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

                                               Three Months Ended     Six Months Ended
                                               ------------------     ----------------
                                               August 1,  July 31,    August 1,  July 31,
                                                 1998      1999         1998      1999
                                                 ----      ----         ----      ----
Comprehensive Income(Loss):
        Net Income..........................   $188,407   $270,529    $ 84,544  $       0
                                               --------   --------    --------  ---------

        Other Comprehensive Income (Loss):
          Foreign currency translation.
                adjustments, net of tax.......  (30,600)    64,354      18,589    (23,663)
          Unrealized holding gain (loss)
                arising during the period,
                 net of tax...................   10,191    (99,514)    (12,604)  (159,577)
          Less: reclassification adjustment
                for gains included in net
                 income, net of tax...........   (2,501)         -      (2,501)         -
                                               --------    -------     -------  ---------
        Other Comprehensive Income (Loss): ...  (22,910)   (35,160)      3,484   (183,240)

        Comprehensive Income (Loss) ..........  165,497    235,369      88,028   (183,240)
                                               ========   ========     =======   ========



Note 3 - INVENTORIES

        Inventories are stated at the lower of cost (first-in, first-out) or market and include material, labor and manufacturing overhead. The components of inventories were as follows:

                                      January 31,            July 31,
                                         1999                 1999
                                         ----                 ----
     Materials and Supplies...       $ 5,356,973          $ 5,849,555
     Work-In-Process..........           721,448            1,088,250
     Finished Goods...........         4,138,599            3,508,602
                                     -----------          -----------
                                     $10,217,020          $10,446,407
                                     ===========          ===========

                                 ASTRO-MED, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:

         Net Sales in the 2nd quarter were $11,085,000, up 5% over last year's 2nd quarter sales of $10,528,000. Domestically, sales were $8,537,000 rising 11% from last year, while internationally, sales at $2,548,000 were down 10% from last year. Our growth in domestic channels was helped by increases in all three product groups including QuickLabel Systems (QLS) up 21%, Test & Measurement (T & M) up 10%, and Grass Instruments up 3%. International sales were affected by sluggish demand in both the T & M and the Grass product groups, whereas sales of QLS products remained healthy, growing 15% from last year's level.

         For the year, Astro-Med sales are $21,462,000, 4% higher than last year's results of $20,585,000. Sales through domestic channels were $15,869,000 whereas international sales were $5,593,000. Profiling sales by product group has QLS leading the sales growth with an increment of 21% while Grass Instruments increased 12% for the six-month period year to year. T & M sales were behind sales for the first six months of last year by 14% but were higher in the 2nd quarter than the 1st quarter of this year.

         Gross Profit dollars reached $4,566,000 in the quarter, a 7% improvement over last year, producing a gross profit margin of 41.2% as compared to last year's 40.6%. The improvement in the 2nd quarter margin is attributable to product mix as well as improved profit margin in each product group. On a year to date basis, gross profit was $8,621,000 resulting in a gross profit margin of 40.2%, an improvement over last year's margin of 39.6%. The improvement stems from better margins in each product group as well as the overall product mix.

         Operating expenses were $4,368,000 in the quarter rising 3% from last year's level. These expenses include a $178,000 charge for severance costs associated with reduction in personnel in the S G & A and R & D functions implemented in May 1999. We anticipate these cost reductions will result in cost savings of approximately $2,000,000 annually. After six-months operating expenses were $8,937,000, representing a 5% increase over last year.

         Operating Income in the quarter was $198,000 an improvement over last year's operating income of $31,000 as well as generating an operating profit margin of 2%. For the year we have realized an operating loss of $316,000, reflecting a $43,000 reduction in the prior year's operating loss of $359,000.

         Other income was $163,000 in the quarter, down from the prior year's level of $223,000. The amount is traceable to lower investment income stemming from reduced invested funds. Other income in the six months was $316,000 as compared with $472,000 for the previous year. Lower investment income and foreign currency translation adjustments account for the decrease.

         Net income in the 2nd quarter was $271,000 or 6(CENTS) earnings per share. The prior year's 2nd quarter reported net income of $188,000 or 4(CENTS) earnings per share. After six months the Company is at breakeven in net income as compared to net income of $85,000 or 2(CENTS) earnings per share for the prior year.

FINANCIAL CONDITION:

         Our balance sheet remained strong at $40,096,000 in total assets at the end of the second quarter. Cash and marketable securities declined $897,000 during the quarter to $10,700,000. Cash was used to fund working capital, capital expenditures and purchases of Astro-Med common stock. Working capital balances declined to $24,570,000 from the 1st quarter level of $24,651,000 and increased slightly from the prior year end level of $25,507,000. Our current ratio, although healthy, was virtually flat with the 1st quarter at 4.68 to 1 but slightly higher than the year end current ratio of 4.51 to 1.

         Capital expenditures were $386,000 in the quarter as the Company acquired machinery and equipment (label press) and IT hardware and software.

         During the quarter we acquired another 50,500 shares of the Company's common stock to add to the 1st quarter purchases of 18,500 shares, bringing the total purchases this year to 69,000 shares. At present, management has Board approval to acquire an additional 250,000 shares of Astro-Med common stock. Regular cash dividends of 4(CENTS) per share were paid in the 1st and 2nd quarters.

         Shareholders' equity declined 1% during the 2nd quarter to $32,766,000 at quarter end.

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

         Year 2000 Readiness Program. The Company's Year 2000 readiness program is divided into three major sections Information Technology (IT) infrastructure (which includes Manufacturing, Finance, Purchasing and Sales), Applications Software and Non-IT systems (including environmental, process control, and manufacturing control systems), and Third-party suppliers and customers. All non-compliant systems have been identified and prioritized. Assessment and remediation are proceeding in tandem, and the Company currently plans to have all non-compliant systems repaired or replaced and tested by the fall of 1999.

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

         The Applications Software and Non-IT section includes the conversion or replacement of applications software and equipment that is not Year 2000 compliant. The Company utilizes both in-house and third-party software and equipment to operate certain aspects of its business, including telecommunications and sales contact management systems. The Company estimates that this section of the Year 2000 readiness program is approximately 50% complete at July 31, 1999, and the remaining conversion and testing projects are on schedule to be completed by the fall of 1999. Contingency planning for this section has begun and is scheduled to be completed by the fall of 1999.

         The Third-party suppliers and customers section includes the process of identifying and prioritizing critical suppliers and customers, and communicating with them directly about their plans and progress in addressing the Year 2000 problem. The Company is currently in the process of communicating with its significant vendors, service providers and customers. Detailed evaluations of the most critical third parties are currently being performed. These evaluations will be followed by the development of contingency plans, with follow-up reviews scheduled through the remainder of 1999.

         The total cost associated with required modifications to become Year 2000 compliant is not expected to be material to the Company's financial position. The estimated total cost related to the Year 2000 readiness program is approximately $816,000, which includes hardware and software upgrades that were previously planned to obtain greater capacity and functionality. The total amount expended through July 31, 1999 was $649,000, of which approximately $553,000 related to Information Technology Infrastructure, approximately $91,000 related to Applications Software and Non-IT projects, and approximately $5,000 related to the Third-party project. The future cost of completing the

Year 2000 readiness program is estimated at approximately $167,000, including $165,000 to complete the Applications Software and Non-IT phase, and $2,000 to complete the Third-party compliance evaluation.

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

SAFE HARBOR STATEMENT

        This document contains forward-looking statements based on current expectations that involve a number of risks and uncertainties. The factors that could cause actual results to differ materially include the following: general economic conditions and growth rates in the data acquisition, digital color printing, and neurophysiology markets, including but not limited to the electronic, printing, and medical markets; competitive factors and pricing pressures; changes in product mix; changes in the seasonality of demand patterns; the timely development and acceptance of new products; inventory risks due to shifts in market demand; component constraints and shortages; risk of non-payment of accounts receivable; ramp up and expansion of manufacturing capacity; the ability of the Company to achieve the estimated cost savings; all risks associated with the Year 2000 issue including, but not limited to, the impact on the Company's business due to internal systems or systems of suppliers and other third parties adversely affected by Year 2000 problems as previously discussed above; risks associated with the Euro conversion; and the risks described from time to time in Astro-Med's reports filed with the Securities and Exchange Commission.

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

                                       ASTRO-MED, INC.
                                         (Registrant)

Date:  August 31, 1999              By ____________________________
                                         A. W. Ondis, Chairman
                                        (Principal Executive Officer)

Date:  August 31, 1999              By ____________________________
                                         Joseph P. O'Connell, Vice
                                         President and Treasurer
                                        (Principal Financial Officer)