Form 10-Q
period 1999-10-30
ASTRO MED INC /NEW/
filed 1999-12-09
CIK 8146

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---  EXCHANGE ACT OF 1934
For the quarterly period ended              October 30, 1999
                               ----------------------------------------

                                       OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES --- EXCHANGE ACT OF 1934

For the transition period from                 to
                               ---------------    ----------------


Commission file number                         0-13200
                       -----------------------------------------------------


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

                 Common Stock, $.05 Par Value - 4,418,168 shares
                 (excluding treasury shares) as of December 8, 1999

                                 ASTRO-MED, INC.
                                      INDEX


                                                               Page No.
                                                               --------
Part I.  Financial Information:

  Consolidated Balance Sheets -
    January 31, 1999 and October 30, 1999......................   3

  Consolidated Statements of Income -
    Three Months Ended October 31, 1998 and October 30, 1999...   4

  Consolidated Statements of Income -
    Nine Months Ended October 31, 1998 and October 30, 1999....   5

  Consolidated Statements of Cash Flows -
    Nine Months Ended October 31, 1998 and October 30, 1999....   6

  Notes to Consolidated Financial Statements -
    October 30, 1999...........................................   7,8

  Management's Discussion and Analysis of Financial
    Condition and Results of Operations........................   9-12

Part II.  Other Information....................................   13

Part I.  FINANCIAL INFORMATION

                                 ASTRO-MED, INC.
                      UNAUDITED CONSOLIDATED BALANCE SHEETS


                                                     January 31,   October 30,
                     ASSETS                             1999          1999
                                                        ----          ----
                                                                   (Unaudited)
CURRENT ASSETS
  Cash and Cash Equivalents...................      $ 4,946,289   $ 4,473,503
  Securities Available for Sale...............        7,907,142     7,999,866
  Accounts Receivable, Net....................        7,708,806     8,108,670
  Inventories.................................       10,217,020    10,484,717
  Prepaid Expenses and Other Current Assets...        1,986,336     1,873,288
                                                    -----------   -----------
       Total Current Assets...................       32,765,593    32,940,044

PROPERTY, PLANT AND EQUIPMENT                        18,678,055    19,504,376
  Less Accumulated Depreciation...............      (11,448,380)  (12,452,072)
                                                    -----------   -----------
                                                      7,229,675     7,052,304
OTHER ASSETS
  Excess of Cost Over Net Assets Acquired.....          903,784       876,559
  Amounts Due from Officers...................          480,314       480,314
  Other.......................................          374,866       568,411
                                                    -----------   -----------
                                                      1,758,964     1,925,284
                                                    -----------   -----------
                                                    $41,754,232   $41,917,632
                                                    ===========   ===========

    LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts Payable............................      $ 3,427,766  $  4,579,990
  Accrued Compensation........................        1,446,770     1,197,053
  Accrued Expenses............................        1,110,484     1,248,375
  Income Taxes................................        1,062,892     1,108,433
  Current Maturities of Long-Term Debt........          211,021        42,842
                                                    -----------    ----------
       Total Current Liabilities..............        7,258,933     8,176,693

LONG-TERM DEBT, Less Current Maturities.......           16,977       132,038

EXCESS OF NET ASSETS ACQUIRED OVER COST.......          108,839        26,863

DEFERRED INCOME TAXES.........................          667,676       592,000

SHAREHOLDERS' EQUITY
  Preferred Stock, $10 Par Value,
    Authorized 100,000 Shares, None Issued....
  Common Stock, $.05 Par Value, Authorized
    13,000,000 Shares, Issued 5,143,520
    and 5,146,200 Shares, Respectively........          257,176       257,310
  Additional Paid-In Capital..................        5,641,317     5,638,430
  Retained Earnings...........................       32,837,880    32,715,672
  Treasury Stock, at Cost (662,295 Shares
    and 729,295 Shares, Respectively)..........      (4,889,343)   (5,268,103)
  Accumulated Other Comprehensive Income (Loss)        (145,223)     (353,271)
                                                    -----------   -----------
                                                     33,701,807    32,990,038
                                                    -----------   -----------
                                                    $41,754,232   $41,917,632
                                                    ===========   ============

                                 ASTRO-MED, INC.
                   UNAUDITED CONSOLIDATED STATEMENTS OF INCOME


                                                   Three Months Ended
                                                   ------------------
                                              October 31,    October 30,
                                                 1998           1999
                                                 ----           ----
Net Sales.................................... $10,515,347    $11,044,728
Cost of Sales................................   6,221,371      6,470,743
                                              -----------    -----------
Gross Profit.................................   4,293,976      4,573,985

Costs and Expenses:
  Selling, General and Administrative........   3,519,928      3,376,717
  Research and Development...................     745,420        770,182
                                              -----------    -----------
                                                4,265,348      4,146,899
                                              -----------    -----------

Operating Income.............................      28,628        427,086

Other Income (Expense):
  Investment Income..........................     217,346        166,353
  Interest Expense...........................      (5,284)        (3,718)
  Other, Net.................................      69,555        (40,962)
                                              -----------    -----------
                                                  281,617        121,673
                                              -----------    -----------

Income before Income Taxes.....................   310,245        548,759
Provision for Income Taxes.....................    81,000        138,314
                                                ----------   -----------

Net Income................................... $   229,245    $   410,445
                                              ===========    ===========

Earnings Per Common Share-basic..............       $ .05          $ .09
                                                    =====          =====
Earnings Per Common Share-diluted............       $ .05          $ .09
                                                    =====          =====
Weighted Average Number of Common and Common
  Equivalent Shares Outstanding-basic........   4,571,792      4,410,402
                                                =========      =========
Weighted Average Number of Common and Common
  Equivalent Shares Outstanding-diluted......   4,589,759      4,451,715
                                                =========      =========
Dividends Declared Per Common Share..........        $.04           $.04
                                                     ====           ====

                                 ASTRO-MED, INC.
                   UNAUDITED CONSOLIDATED STATEMENTS OF INCOME


                                                   Nine Months Ended
                                                   -----------------
                                              October 31,    October 30,
                                                 1998           1999
                                                 ----           ----
Net Sales.................................... $31,099,898    $32,506,666
Cost of Sales................................  18,661,134     19,311,685
                                              -----------    -----------
Gross Profit.................................  12,438,764     13,194,981

Costs and Expenses:
  Selling, General and Administrative........  10,531,143     10,640,132
  Research and Development...................   2,237,716      2,444,022
                                              -----------    -----------
                                               12,768,859     13,084,154
                                              -----------    -----------

Operating Income (Loss)......................    (330,095)       110,827

Other Income (Expense):
  Investment Income..........................     636,103        512,620
  Interest Expense...........................     (17,493)       (11,291)
  Other, Net.................................     135,273        (63,397)
                                              -----------    -----------
                                                  753,883        437,932
                                              -----------    -----------

Income before Income Taxes...................     423,788        548,759
Provision for Income Taxes...................     110,000        138,314
                                              ------------   -----------

Net Income................................... $   313,788    $   410,445
                                              ===========    ===========

Earnings Per Common Share-basic..............       $ .07          $ .09
                                                    =====          =====
Earnings Per Common Share-diluted............       $ .07          $ .09
                                                    =====          =====
Weighted Average Number of Common and Common
  Equivalent Shares Outstanding-basic........   4,697,649      4,439,580
                                                =========      =========
Weighted Average Number of Common and Common
  Equivalent Shares Outstanding-diluted......   4,728,848      4,498,602
                                                =========      =========
Dividends Declared Per Common Share..........        $.12           $.12
                                                     ====           ====

                                 ASTRO-MED, INC.
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                      Nine Months Ended
                                                      -----------------
                                                  October 31,   October 30,
                                                     1998          1999
                                                     ----          ----
Cash Flows from Operating Activities:
  Net Income..................................... $  313,788    $  410,445
Adjustments to Reconcile Net Income to
  Net Cash Provided by Operating Activities:
     Depreciation and Amortization...............    859,900       950,283
     Gain on Sale of Assets......................         --         3,912
     Other.......................................     70,121          (895)
     Changes in Assets and Liabilities:
        Accounts Receivable......................     88,665      (399,864)
        Inventories..............................   (132,862)     (267,732)
        Other....................................    234,143       (98,441)
        Accounts Payable and Accrued Expenses....    670,698     1,057,768
        Income Taxes.............................    (80,327)       45,541
                                                  ----------    ----------
          Total Adjustments......................  1,710,338     1,290,572
  Net Cash Provided by Operating Activities......  2,024,126     1,701,017

Cash Flows from Investing Activities:
  Proceeds from Sales of Securities
    Available for Sale...........................  8,067,245     3,386,519
  Purchases of Securities Available
    for Sale..................................... (8,358,275)   (3,670,486)
  Proceeds from the Sale of Property,
    Plant & Equipment............................         --         2,800
  Additions to Property, Plant and Equipment.....   (549,930)     (867,871)
                                                  ----------   -----------
      Net Cash Used by Investing Activities......   (840,960)   (1,149,038)

Cash Flows from Financing Activities:
  Principle Payments on Capital Leases...........   (145,082)     (188,733)
  Proceeds from Capital lease obligations........         --       135,615
  Proceeds from Common Shares Issued
    Under Employee Benefit Plans.................     14,835        14,495
  Purchases of Treasury Stock.................... (1,685,930)     (451,001)
  Dividends Paid.................................   (565,225)     (535,141)
                                                  ----------    ----------
      Net Cash Used by Financing Activities...... (2,381,402)   (1,024,765)

Net Decrease in Cash and Cash Equivalents........ (1,198,236)     (472,786)
Cash and Cash Equivalents, Beginning of Period...  5,659,552     4,946,289
                                                  ----------    ----------

Cash and Cash Equivalents, End of Period......... $4,461,316    $4,473,503
                                                  ==========    ==========

Supplemental Disclosures of Cash Flow
  Information:
    Cash Paid During the Period for:
      Interest................................... $   20,306    $   10,979
      Income Taxes............................... $  195,917    $   45,830

                                 ASTRO-MED, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                October 30, 1999

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

        (b) Earnings per common share has been computed and presented pursuant to the provisions of Statement of Financial Accounting Standards No. 128, Earnings Per Share, which was adopted in fiscal 1998. Earnings per common share
- basic is based on the weighted average number of shares outstanding during the period. Earnings per common share - diluted is based on the weighted average number of shares and, if dilutive, common equivalent shares for stock options outstanding during the period.


                                                 Three Months Ended           Nine Months Ended
                                                 ------------------           -----------------
                                               October 31,  October 30,    October 31,  October 30
                                                  1998         1999           1998         1999
                                                  ----         ----           ----         ----
  Weighted Average Common Shares
     Outstanding-basic ......................  4,571,792    4,410,402      4,697,649    4,439,580
  Diluted Effect of Options Outstanding......     17,967       41,313         31,199       59,022
                                               ---------    ---------      ---------    ---------

  Weighted Average Common Shares
    Outstanding - diluted....................  4,589,759    4,451,715      4,728,848    4,498,602
                                               =========    =========      =========    =========


        For the three and nine month's ended October 30, 1999, the diluted per share amounts do not reflect options outstanding of 545,375, because their effect is anti-dilutive.

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


                                                 Three Months Ended            Nine Months Ended
                                                 ------------------            -----------------
                                             October 31,     October 30,    October 31,  October 30,
                                               1998            1999           1998         1999
                                               ----            ----           ----         ----
Comprehensive Income(Loss):
        Net Income........................... $229,245        $410,445       $313,788     $410,445
                                              --------        --------       --------     --------

        Other Comprehensive Income (Loss):
          Foreign currency translation.
              adjustments, net of tax........    8,351           6,858         27,096     (16,805)
          Unrealized holding gain (loss)
              arising during the period,
              net of tax.....................   77,956         (31,666)        65,352    (191,243)
          Less: reclassification adjustment
              for gains included in net
              income, net of tax.............     (794)             --         (3,295)         --
                                              --------        --------       --------    --------
        Other Comprehensive Income (Loss): ..   85,513         (24,808)        89,153    (208,048)

        Comprehensive Income ................ $314,758        $385,637       $402,941    $202,397
                                              ========        ========       ========    ========


Note 3 - INVENTORIES

        Inventories are stated at the lower of cost (first-in, first-out) or market and include material, labor and manufacturing overhead. The components of inventories were as follows:


                                              January 31,             October 30,
                                                 1999                    1999
                                                 ----                    ----
     Materials and Supplies............       $ 5,356,973             $ 6,063,515
     Work-In-Process...................           721,448                 923,258
     Finished Goods....................         4,138,599               3,497,944
                                              -----------             -----------
                                              $10,217,020             $10,484,717
                                              ===========             ===========

                                 ASTRO-MED, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:

         Net Sales in the 3rd quarter were $11,045,000 up 5% over last year's 3rd quarter sales of $10,515,000. Domestically, sales rose 3% from last year to $8,027,000, while export sales of $3,018,000 were up 10% over last year. Growth in domestic channels was helped by increases in QuickLabel Systems (QLS) up 15% and Test & Measurement (T & M) up 1%. Export growth was driven by strong demand from Asian, South American and Central American customers.

         After nine months, Astro-Med sales are $32,507,000, 5% higher than last year's results of $31,100,000. Sales through domestic channels were $23,896,000 up 2% from last year whereas export sales of $8,611,000 are up 12%. Sales by product group has QLS sales up 17% from last year while Grass Instruments increased by 6% from the prior year. Although T & M sales are behind last year's shipments due to slow recovery in the aerospace markets, the current trend in T & M has been positive. We have experienced sales growth in each succeeding quarter of the current fiscal year.

        Gross Profit dollars were $4,574,000 in the 3rd Quarter, a 7% improvement over last year and providing a gross profit margin of 41.4% compared to last year's gross profit margin of 40.8%. The improvement in the 3rd quarter margin is mainly attributable to product mix and represents our strongest quarterly margin in the current fiscal year.

         On a year to date basis, gross profits were $13,195,000, reflecting a gross profit margin of 40.6%, an improvement over last year's margin of 40.0%. The improvement stems from better margins in each product group as well as the overall product mix.

         Operating expenses reached $4,147,000 in the quarter, declining 3% from last year's expense level. Spending in the quarter consumed 37.5 CENTS of each sales dollar down from last year's level of 40.6 CENTS. We continue to limit funding to those initiatives that strategically enhance the Company's sales growth. Specifically, the Company continues to support new product development through its R & D spending, sustaining its funding commitment to 7% of sales. After nine months, operating expenses were $13,084,000, representing a 2% increase over last year.

         Operating Income in the quarter was $427,000, a sharp improvement over last year's operating income of $29,000 as well as providing an operating profit margin of 4%. After three quarters, operating profit is $111,000 reflecting a $441,000 improvement from the prior year's operating loss of $330,000.

         Other Income was $122,000 in the quarter, down from the prior year's level of $282,000. The result is traceable to lower investment income stemming from lower investable funds as well as losses on foreign currency translations. Other income for the nine months was $438,000 as compared with $754,000 for the previous year. Lower investment income and negative foreign currency translation adjustments account for the decrease.

         Net income in the 3rd Quarter was $410,000 or 9 CENTS earnings per share. The prior year's 3rd Quarter reported net income of $229,000 or 5 CENTS earnings per share. After nine months the Company's net income is $410,000 or 9 CENTS earnings per share as compared to net income of $314,000 or 7 CENTS earnings per share for the prior year.

FINANCIAL CONDITION:

         The Balance Sheet changed nominally during the quarter. Assets rose $163,000 from year end to $41,918,000 at the end of the quarter. The Company's liquid investments of cash and marketable securities decreased 3% to $12,473,000. Working capital balances rose 1% during the quarter to $24,763,000. Accounts Receivable investment increased 5% to $8,109,000 representing a cycle of 57 day sales outstanding. Inventory levels rose 3% from year-end to $10,485,000, reflecting a turnover rate of 2 times. The current ratio at quarter's end was 4.03 to 1, down from both the 2nd quarter's 4.68 to 1 as well as the year end rate of 4.51 to 1.

         The Company spent $114,000 in Capital Expenditures during the 3rd Quarter funding purchases of machinery and equipment, information technology and tools and dies.

         We continued the stock buyback program during the quarter with the purchase of 8,000 shares of Astro-Med common stock. This latest purchase brings to 77,000 the total number of shares acquired during the current fiscal year. At present, management has board approval to acquire another 242,000 shares of the Company's common stock. We paid cash dividends during the 3rd quarter, issuing to shareholders of record a 4 CENTS per share cash dividend. Astro-Med's book value per share at the end of the 3rd Quarter was at $7.41 with shareholders' equity declining 2% to $32,990,000.

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

         Products. All of the Company's products, where applicable, are Year 2000 Compliant: Grass Instruments Product Group - Products manufactured before 1997 did not store time or date. Therefore, Year 2000 compliance is not an issue. New products that do store time and date use only Windows-TM- 95 dates which are compliant. QuickLabel Systems Product Group - Printer products do not generate or store time and date; therefore, Year 2000 compliance is not an issue. Application software that stores time and date uses only Windows-TM- 95 dates which are compliant. Label Applicator products and certain Print and Apply models do not store time or date; therefore, compliance is not an issue. Those Print and Apply and Thermal Recorder products which do store time and date are compliant. Test and Measurement Product Group - Data Acquisition Systems and application software for all instruments use only Windows-TM- 95 dates which are compliant. Stand-alone Recorders use a two-digit year for reference only. The date is not used for time sorting or any calculations. Our Quality Assurance Department has verified that there are no anomalies associated with the turnover of the Year 2000.

         Year 2000 Readiness Program. The Company's Year 2000 readiness program is divided into three major sections - Information Technology (IT) infrastructure (which includes Manufacturing, Finance, Purchasing and Sales), Applications Software and Non-IT systems (including environmental, process control, and manufacturing control systems), and Third-party suppliers and customers. All non-compliant systems have been identified and prioritized. Assessment and remediation are proceeding in tandem, and the Company currently plans to have all non-compliant systems repaired or replaced and verified by December 31, 1999.

         The Information Technology infrastructure section of the Year 2000 readiness program includes the Company's IBM AS400 Computer hardware system as well as its J. D. Edwards financial, manufacturing and distribution business software system. The AS400 system was made fully compliant in January 1998. In November 1998, the Company completed the installation of an upgrade to its J. D. Edwards software suite. Later in September 1999, the Company validated the J. D. Edwards software suite Year 2000 readiness successfully. This section of the project is 100% complete.

         The Applications Software and Non-IT section includes the conversion or replacement of applications software and equipment that is not Year 2000 compliant. The Company utilizes both in-house and third-party software and equipment to operate certain aspects of its business, including telecommunications and sales contact management systems. The Company estimates that this section of the Year 2000 readiness program is approximately 85% complete at October 30, 1999, and the remaining conversion and validation projects are on schedule to be completed by December 31, 1999. The Company is finalizing staff and operating plans that the Company expects will enable it to detect, prioritize and respond promptly to problems that could surface around year end and shortly thereafter.

         The Third-party suppliers and customers section includes the process of identifying and prioritizing critical suppliers and customers, and communicating with them directly about their plans and progress in addressing the Year 2000 problem. The Company is continuously reviewing and communicating with its significant vendors, service providers and customers as to their Year 2000 readiness program. Detailed evaluation of the most critical third parties have been performed. The Company will continue to monitor its vendors' readiness statements to assure that readiness changes will not adversely affect the Company. Alternative vendors have been identified for all critical non-compliant vendors.

         The total cost associated with required modifications to become Year 2000 compliant is not expected to be material to the Company's financial position. The estimated total cost related to the Year 2000 readiness program is approximately $806,000, which includes hardware and software upgrades that were previously planned to obtain greater capacity and functionality. The total amount expended through October 30, 1999 was $649,000, of which approximately $553,000 related to

Information Technology Infrastructure, approximately $91,000 related to Applications Software and Non-IT projects, and approximately $5,000 related to the Third-party project. The future cost of completing the Year 2000 readiness program is estimated at approximately $157,000, including $155,000 to complete the Applications Software and Non-IT phase, and $2,000 to complete the Third-party compliance evaluation. The Company has funded the incurred costs to-date and intends to fund the estimated costs to complete the Year 2000 readiness program through operating cash flows.

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

                                        ASTRO-MED, INC.
                                        (Registrant)

Date:  December 8, 1999              By _____________________________
                                        A. W. Ondis, Chairman
                                        (Principal Executive Officer)


Date:  December 8, 1999              By _____________________________
                                        Joseph P. O'Connell, Vice
                                        President and Treasurer
                                        (Principal Financial Officer)