Form 10-K405
period 2000-01-31
ASTRO MED INC /NEW/
filed 2000-04-17
CIK 8146

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                            ------------------------
                                   FORM 10-K

(MARK ONE)

   /X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
           SECURITIES EXCHANGE ACT OF 1934]

                   FOR THE FISCAL YEAR ENDED JANUARY 31, 2000

                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
           SECURITIES EXCHANGE ACT OF 1934]

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                         COMMISSION FILE NUMBER 0-13200
                            ------------------------
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

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                              NAME OF EACH EXCHANGE
              TITLE OF EACH CLASS                              ON WHICH REGISTERED
-----------------------------------------------  -----------------------------------------------
                     None                                             None

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                          COMMON STOCK, $.05 PAR VALUE
                                (Title of Class)
                            ------------------------

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

          State the aggregate market value of the voting stock held by non-affiliates of the registrant as of March 24, 2000.
                   Common Stock, $.05 Par Value: $21,952,088

     Indicate the number of shares outstanding (excluding treasury shares) of each of the issuer's classes of common stock as of March 24, 2000.
                 Common Stock, $.05 Par Value: 4,418,984 shares

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Company's definitive proxy statement for the 2000 annual meeting of shareholders are incorporated by reference into Part III.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                ASTRO-MED, INC.

                            FORM 10-K ANNUAL REPORT

                               TABLE OF CONTENTS

                                                                                        PAGE
                                                                                      --------
                                            PART I
Item 1.                 Business....................................................      3
Item 2.                 Properties..................................................      8
Item 3.                 Legal Proceedings...........................................      8
Item 4.                 Submission of Matters to a Vote of Security Holders.........      8

                                           PART II
Item 5.                 Market for the Registrant's Common Stock and Related              9
                          Stockholder Matters.......................................
Item 6.                 Selected Financial Data.....................................      9
Item 7.                 Management's Discussion and Analysis of Financial Condition      10
                          and Results of Operations.................................
Item 8.                 Financial Statements and Supplementary Data.................     14
Item 9.                 Changes in and Disagreements with Accountants on Accounting      14
                          and Financial Disclosure..................................

                                           PART III
Item 10.                Directors and Executive Officers of the Registrant..........     15
Item 11.                Executive Compensation......................................     16
Item 12.                Security Ownership of Certain Beneficial Owners and              16
                          Management................................................
Item 13.                Certain Relationships and Related Transactions..............     16

                                           PART IV
Item 14.                Exhibits, Financial Statement Schedules and Reports on Form      16
                          8-K.......................................................

                                ASTRO-MED, INC.
                                     PART I

ITEM 1. BUSINESS

                                    GENERAL

    Astro-Med, Inc., incorporated in Rhode Island in January 1969, operates in the industry segment described below. The Company is a diversified enterprise providing products that serve the Test and Measurement, Product Identification and Life Sciences markets. The Company is strategically organized into three product groups, Test & Measurement, QuickLabel-Registered Trademark- Systems and Grass-Telefactor. The Company will describe the results of operations during the twelve months ending January 31, 2000 (herein referred to as "fiscal 2000").

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

                       NARRATIVE DESCRIPTION OF BUSINESS

PRODUCTS

OVERVIEW

    The Company develops, designs, manufactures and sells through three distinct product groups that are tied together by a common thread--the ability to acquire information, store it and present it in a more useable form. All three groups supply a complete range of products including hardware, software and supplies, and all three place products in the industrial, medical (both clinical and research) and commercial market sectors, providing the Company with a broad and diverse market base. The Test and Measurement Group of products takes scientific signals and prints them onto charts or electronic media. The digital printer products group known as QuickLabel-Registered Trademark- Systems (QLS), includes printers and media that create product and packaging labels and tags in one or many colors from a computer file; this product group also includes print and apply systems as well as applicator products. The Grass-Telefactor Group takes signals that reflect the physiological status of living creatures--from crayfish to man--and records them electronically for digital or analog access.

    TEST AND MEASUREMENT(T&M) PRODUCTS

    Test & Measurement systems continues to be a leading supplier of data recording equipment for the aerospace, automotive, metal mill, power and telecommunications industries. Astro-Med recorders and data acquisition systems are used worldwide for a variety of recording, monitoring, and troubleshooting applications. In fiscal year 2000, two important products were introduced, the Dash 16u Data Acquisition Recorder and the Everest-TM-Telemetry Recorder-Workstation.

    The Dash 16u sixteen-channel recorder augments the Company's highly successful line of portable data acquisition recorders, which includes the Dash 2, Dash 4u, Dash 8n and Dash 8u recorders. With its high channel count and wide bandwidth, the Dash 16u is ideally suited for portable troubleshooting and service applications. Test & Measurement systems further strengthened its market position by including powerful Windows-TM--based AstroSET setup software and AstroVIEW-TM- data review software with all of these portable recorders. This software--coupled with the recorder's built-in Ethernet interface and Zip disk--gives the user the ability to easily interface with their PC for a complete data acquisition solution.

    The Everest-TM-, a revolutionary telemetry recorder ideally suited for the aerospace industry, solidified Test & Measurement Systems' leadership position in this important market segment. With a high resolution display, touch-panel controls, Ethernet interface and digital filtering, the Everest utilizes leading edge technology to provide a complete solution for demanding aerospace applications. Designed especially for telemetry recording, its advanced feature set makes it suitable for applications in other industries.

    QUICKLABEL-REGISTERED TRADEMARK- SYSTEMS PRODUCTS (QLS)

    The Company's QuickLabel Systems product line is composed of an array of high-technology digital label printers, automatic labelers, print and apply systems, labeling software and consumables to complete these system solutions. Innovative QuickLabel Systems products continue to change the way companies do business by providing just-in-time, in-plant label production capabilities and labeling automation through Astro-Med's advanced digital thermal transfer printing technologies.

    QLS DIGITAL COLOR LABEL PRINTERS

    QuickLabel Systems digital color labels printers are designed to print multiple colors, text and barcodes in a single pass on labels, tags and tickets of all kinds. Using Astro-Med's proprietary MicroCell-TM- halftoning algorithm, these printers create near lithographic quality labels that can be generated on demand and printed directly from a customer's PC, Macintosh, mainframe or AS/400 midrange computing platform.

    Seven models complete the line of digital color label printers: the QLS-2000, QLS-2001, QLS-3000, QLS-3001, QLS-4000, QLS-4001 and the four color high volume printer with Ribbon Ration-TM-, QLS-4100. With either two or three print stations and both one and two-side configurations, the 2000 and 3000 series brings color printing to general applications, at price points of $5,450 to $9,995. The QLS 4000 continues as the top-of-the-line, full process color printer for creating near lithographic quality labels and tags in both full process and spot color, and even offers the option of duplex printing. The QLS 4100, with its volume capacity and automatic ribbon control system, can save customers thousands of dollars a year in ribbon costs.

    During fiscal 2000, the Company introduced a line of new QLS Apparel Printing Systems which incorporate QLS-2000 and QLS-3000 series printers modified and optimized for printing apparel care labels. Successful target marketing of the QuickLabel Systems printers to specific niche applications such as this expanded in fiscal 2000 to include the printing of Tyvek pouches used in the packaging of surgical instruments, the labeling of tires in an automatic print and apply system, and the private labeling of medical supplies and pharmaceuticals.

    QLS MONOCHROME BARCODE LABEL PRINTERS

    The Company also manufactures monochrome thermal/thermal transfer printers that produce high-quality bar code labels quickly and easily in almost any format. The TOP HAND 2-TM- printer produces labels up to 5 inches wide at speeds of up to 10 inches per second while the RANGE BOSS 8 1/2 inch wide format printer creates shipping labels and other large formats quickly and reliably.

    QLS SOFTWARE

    An important component of the Company's digital printing systems is the software that produces the label formatting and the printing functionality required for successful in-plant printing. In fiscal 2000, the Company introduced a major new software program, Color QuickLabel-TM- 99 (CQL99), allowing customers to tap the true power inherent to the QuickLabel Systems printers. CQL99, a 32-bit Windows-Registered Trademark--based label creation and printing suite, supports high-color imaging, MicroCell-TM- image halftoning, full network printing, and multiple database compatibility. CQL99 software further advances integration of the QuickLabel Systems printers within today's high-technology production environments.

    QLS LABEL APPLICATORS AND PRINT & APPLY SYSTEMS

    To complement the QuickLabel Systems printers, the Company manufactures a complete line of automatic labelers that can apply labels to all types of packaging, from cartons to "clamshell" containers. In fiscal 2000, the Company introduced a new high-speed roll-on label applicator, the AD-2800, built for high-performance and reliability on production lines. Other applicator models include the AD-2550, AD-2600 and AT-2650, which offer standard roll-on and air-tamp labeling capabilities. The CPA-350, the Company's high-end print and apply system, offers companies the ability to print a label on-demand and apply it to a product as it passes on a conveyor. The CPA-350 can be configured with air tamp, air blast, dual apply or corner wrap applicator heads to apply a label to two sides of the same carton.

    QLS CONSUMABLES: THERMAL TRANSFER RIBBON AND LABELS

    Rounding out the Company's printer products is a large variety of printer consumables including thermal transfer ribbons, labels and tags. A wide range of materials are available, all manufactured on-site, to guarantee a finished label that meets almost any requirements from single-use paper labels to garment labels, to outdoor signage and product labels of almost any description.

    GRASS-TELEFACTOR PRODUCTS

    The Grass-Telefactor Product Group offers a range of instrumentation and supplies for clinical neurophysiology (EEG and epilepsy monitoring), polysomnography (PSG), and biomedical research applications. Grass-Telefactor enjoys a reputation built on decades of innovative technology, thoughtful design and responsiveness. The products and services offered by Grass-Telefactor are used worldwide by universities, medical centers and companies engaged in a variety of clinical and research activities.

    On the clinical side, Grass-Telefactor has chosen to focus on the dynamic field of polysomnography (sleep disorders monitoring), as well as the many applications of EEG (brain wave monitoring), including epilepsy diagnosis and surgery, critical care and intraoperative neuromonitoring. In fiscal 2000, the Company's clinical product line expanded to include long-term epilepsy monitoring through the acquisition of Telefactor Corporation, and the combined group now offers a one-source solution for EEG and PSG departments seeking instrumentation, software or supplies. The clinical product line now includes in-lab or in-hospital integrated systems for EEG, PSG and long term monitoring, featuring networking, database and report generation capabilities in addition to powerful data acquisition and analysis tools. The product line also includes laptop-based systems for EEG or PSG, which expand the capabilities of hospitals to offer services by packaging clinical instruments in a compact, portable package. Ambulatory systems for EEG or PSG allow patients to be recorded in out-of-lab settings, including their own homes. The group has also been active developing new products, and has released a new, Windows-Registered Trademark--based product line including the Beehive-TM-Millennium for long term monitoring, and Aurora-TM- digital EEG system, to complement the Heritage PSG.

    On the research side, Grass-Telefactor offers hardware and software for data acquisition and analysis of signals in biomedical research. The research product line builds on a strong foundation with world-renowned Grass amplifiers, such as the 15RX modular, computer-controlled biomedical amplifier system. This year, Grass-Telefactor released a research catalog, a powerful marketing tool, which also serves as a comprehensive resource for researchers in the life sciences.

    Rounding out the offerings from Grass-Telefactor, the Company offers a complete line of clinical and research supplies, including stimulators, transducers, electrodes and consumables. Traditionally strong in sales year-to-year, the supplies and accessories product line now uses e-commerce to reach an even wider market through the Grass-Telefactor Online Store, (www.grass-telefactor.com) launched in 1999.

TECHNOLOGY

    The core technologies of the Company relate to (1) acquiring data,
(2) conditioning the data, (3) displaying the data on hard copy, monitor, or electronic storage media, and finally (4) analyzing the data. All three product groups of the Company, (Test & Measurement, QuickLabel Systems, and Grass-Telefactor), use these technologies.

    These core technologies are constantly being developed to the level of cutting edge performance and enable the Company to lead the competition with innovative industry level products.

PATENTS AND COPYRIGHTS

    The Company holds a number of product patents in the United States and in foreign countries. It has filed application for other patents that are pending. In April 1988, the Company was granted Patent No. 4,739,344 covering 28 claims related to the Test & Measurement Recorder Products. The Company has several patents for its dual sided label printing and four color label printer. In addition, the Company has two other patents pending on its multi-color printing technology. In fiscal 2001, the Company received a patent on its "ribbon saving" feature for its color and monochrome printers. The Company considers its patents to be important but does not believe that its business is materially dependent on them. The Company copyrights its extensive software and registers its trademarks.

MANUFACTURING AND SUPPLIES

    The Company designs its products and manufactures many of the component parts. The balance of the parts are produced to the Company's specifications by suppliers. Raw materials required for the manufacture of products, including parts produced to the Company's specifications, are generally available from numerous suppliers.

PRODUCT DEVELOPMENT

    The Company has maintained an active program of product research and development since its inception. During fiscal 1998, 1999 and 2000, the Company incurred costs of $2,820,292, $2,938,820 and $3,353,883 respectively, on Company-sponsored product development. The Company is committed to product development as a requisite to its growth and expects to continue to increase its research and development efforts in fiscal 2001.

MARKETING AND COMPETITION

    The Company competes worldwide in many markets including clinical and research medicine, aerospace, automotive and general manufacturing. Astro-Med has become a world leader in our markets by virtue of proprietary technology, product reputation, delivery, technical assistance and service to customers.

    The Company's products are sold to customers by a direct field sales force in North America and selected European countries. Export sales are distributed primarily through wholly-owned entities formed between fiscal 1988 and 1994 in England, France, Germany, Italy and Canada. In fiscal 2000, through the acquisition of Telefactor Corporation, the Company added a field sales and support office in Holland. Other export sales are made through authorized distributors or agents located in approximately forty countries. No single customer accounted for 10% of the Company's net sales in any of the last three fiscal years.

    In fiscal 2000, the Company's products were sold to approximately 5,500 customers.

    The Company's product marketing has been greatly expanded by our continued investment in product promotion and sales support via the Internet. Each product group has a dedicated site which the Company intends to continue to develop and expand over the next year. We continue to invest heavily in full-color advertising campaigns in many leading trade magazines, exhibitions at trade shows, special mailings and public relations activities.

INTERNATIONAL SALES

    Astro-Med International, Inc., a subsidiary of the Company, participates in all export sales. The subsidiary is a Foreign Sales Corporation and qualifies for certain tax benefits provided as an incentive for exports.

    In fiscal 1998, 1999 and 2000, net sales to customers in various geographic areas outside the U.S.A., primarily in Canada and Western Europe, amounted to $10,142,287, $11,024,047 and $12,493,070, respectively.

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

    Most of the Company's products are warranted for one year against defects in materials or workmanship. Warranty expenses have averaged approximately $170,000 a year for the Company's last five fiscal years.

    As of March 24, 2000, the Company employed approximately 387 persons. The Company is generally able to satisfy its employment requirements. No employees are represented by a union. The Company believes that employee relations are good.

ITEM 2. PROPERTIES

    The following table sets forth information regarding the Company's principal owned properties, all of which are included in the consolidated balance sheet appearing elsewhere in this report.

LOCATION                            APPROXIMATE SQUARE FOOTAGE             PRINCIPAL USE
--------                            --------------------------             -------------
West Warwick, RI                                                 Corporate headquarters, research
                                             116,000             and development, manufacturing
Braintree, MA                                 91,000             Manufacturing
Slough, England                                1,700             Sales and service

    The Company also leases facilities in seven locations. The following information pertains to each location:

LOCATION                            APPROXIMATE SQUARE FOOTAGE             PRINCIPAL USE
--------                            --------------------------             -------------
West Conshohocken, PA                         16,000             Manufacturing, sales and service
Longueuil, Quebec, Canada                      3,800             Sales and service
Rodgau, Germany                                3,014             Manufacturing, sales and service
Trappes, France                                2,164             Sales and service
Milano, Italy                                    753             Sales and service
Schaumburg, IL                                 1,131             Sales and service
Irvine, CA                                       980             Sales and service

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

                                                                                   DIVIDENDS
                                                                                      PER
YEARS ENDED JANUARY 31,                                     HIGH         LOW         SHARE
-----------------------                                  ----------   ----------   ---------
1999
  First Quarter........................................  8 1/8        7 1/4           .04
  Second Quarter.......................................  7 7/8        6 5/8           .04
  Third Quarter........................................  7 1/4        5 1/16          .04
  Fourth Quarter.......................................  6 1/2        5               .04
2000
  First Quarter........................................  7            4 7/8           .04
  Second Quarter.......................................  7            5 1/2           .04
  Third Quarter........................................  6 3/8        5 1/2           .04
  Fourth Quarter.......................................  6 7/16       5 1/8           .04

    The Company had approximately 414 shareholders of record on March 24, 2000, which does not reflect shareholders with beneficial ownership in shares held in nominee name.

SHAREHOLDER SERVICES

    Shareholders of Astro-Med, Inc. who desire information about the Company are invited to contact the Investor Relations Department, Astro-Med, Inc., 600 East Greenwich Avenue, West Warwick, RI 02893 or call (401) 828-4000. A mailing list is maintained to enable shareholders whose stock is held in street name and other interested individuals to receive, annual reports and press releases as quickly as possible. Visit our Investor Relations website at (WWW.ASTROMED.COM).

DIVIDEND POLICY

    The Company began a program of paying quarterly cash dividends in the second quarter of fiscal 1992. Previously, no cash dividends had been declared or paid by the Company since inception. The Company anticipates that it will continue to pay cash dividends on a quarterly basis.

ITEM 6. SELECTED FINANCIAL DATA

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                         1996       1997       1998       1999       2000
                                                       --------   --------   --------   --------   --------
Results of Operations:
  Net Sales..........................................  $43,941    $44,175    $43,748    $41,562    $45,569
  Net Income.........................................    1,328      2,288      1,041        496        936
  Earnings per Common Share--basic...................      .26        .46        .21        .11        .21
  Earnings per Common Share--diluted.................      .26        .46        .21        .11        .21
  Cash Dividends per Common Share....................      .12        .12        .16        .16        .16
Financial Condition:
  Working Capital....................................  $26,420    $28,810    $27,111    $25,507    $22,337
  Total Assets.......................................   42,303     43,321     42,814     41,754     45,385
  Long-Term Debt, less Current Maturities............      175        258        228         17         72

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

FISCAL 2000 COMPARED TO FISCAL 1999

    The following table provides comparison of the components of net income as presented in the consolidated statements of income included elsewhere herein for the last three fiscal years.

                                                        % OF NET SALES
                                                ------------------------------       % INCREASE (DECREASE)
                                                         YEARS ENDED             ------------------------------
                                                         JANUARY 31,               1998       1999       2000
                                                ------------------------------   COMPARED   COMPARED   COMPARED
                                                  1998       1999       2000     TO 1997    TO 1998    TO 1999
                                                --------   --------   --------   --------   --------   --------
Net Sales.....................................    100%       100%       100%        (1)%       (5)%       10%
Gross Profit..................................     38         40         41         (3)         0         14
Selling, General and Administrative...........     30         33         32          5          7          6
Research and Development......................      6          7          7         13          4         14

    The Company realized record sales in fiscal 2000 as revenues increased
$4.0 million to $45.6 million, a 10% increment over fiscal 1999 sales of $41.6 million. The sales increase is due to growth in product demand in the Company's domestic and export channels as well as sales from the acquisition of the Telefactor Corporation, a manufacturer of neurophysiologic instrumentation. The acquisition was made in the 4th quarter of fiscal 2000 with the intention of combining the life sciences products of the Company's Grass Instrument group together with Telefactor's neurophysiologic products in order to establish a strategic product group namely, "Grass-Telefactor". This new group will offer a broad range of high performance products to researchers and clinical practitioners in the life sciences markets. Telefactor sales included in the fiscal 2000 annual results were $1.2 million and represent less than 3% of the Company's annual sales revenues. For the fiscal year end 11/30/99, Telefactor unaudited sales were approximately $5.7 million.

    Product sales in the domestic channels represented 6% of the Company's overall sales increment as demand for QuickLabel Systems printer systems grew 11% from last year, and Grass-Telefactor product lines contributed 23% in sales growth from the prior year. Sales of Grass Instruments products alone were responsible for 14% of the year over year increase in the Grass-Telefactor product group. Although the domestic 4th quarter Test & Measurement product sales were up from the previous year, demand for Test and Measurement products were down 1% for the year. Notwithstanding this year's overall results in Test & Measurement sales in the domestic markets, the rate of decline has abated sharply from the double-digit profile of the past two fiscal years. The Company's strategy to reverse this trend will focus on introducing multiple new products in fiscal 2001, including the Everest-TM-, the latest innovation in interactive tough screen chart recording.

    Sales through export channels account for 27% of the Company's annual sales and represent the remaining 4% of the Company's sales growth in fiscal 2000. Telefactor export sales account for 1% of that annual growth rate. Growth in export sales is tied to increased demand for Test & Measurement products and QuickLabel Systems products in Asia, Central and South America, and the Middle East, whereas Grass Instrument products experienced sales increases of 15%, as demand in the Canadian and European markets was especially strong. The Company's growth in export sales was especially notable in view of the strength of the US dollar during fiscal 2000. In the European, Canadian and Asian markets, unit growth was achieved in all the product groups in spite of the adverse foreign currency exchange environment.

    The QuickLabel Systems product group continued its growth profile in fiscal 2000. Sales increased 10% from fiscal 1999. The Company continues to target specific markets to distribute its wide range of color printer systems, monochrome printer systems, and applicator and print & apply systems. These markets include medical device manufacturers, tire manufacturers, financial services companies, private label manufacturers and packaging industries. During fiscal 2000 the Company enhanced its product offering by introducing CQL99, a Windows(-Registered Trademark-) based software product that facilitates label creation, multiple image printing and is fully networked and data base compatible. The QuickLabel Systems also added a new product to its automatic label applicator line by introducing AD-2800, a high volume, low price label applicator with roller and brush mechanism for multi-sided and multi-surfaces applications.

    The Company strengthened its position in the life sciences marketplace by acquiring the Telefactor Corporation. Telefactor has long been a leading competitor in neurophysiological instrumentation. They are known worldwide as the gold standard for video/EEG systems used for diagnostic monitoring and analysis of epilepsy. The synergy created by combining the Grass Instrument products together with the Telefactor products will provide greater access to markets in clinical instruments for EEG, sleep monitoring, epilepsy monitoring, neurophysiological research instruments and consumables, while enabling the Company to expand in the high growth areas of ambulatory monitoring and ICU/OR monitoring. Worldwide sales of the Grass-Telefactor products grew 25% during fiscal 2000 with the Grass Instruments products representing 14% of that growth rate. The Grass Heritage(-Registered Trademark-) EEG & PSG products lines drove that growth, increasing 38% from the prior year's sales.

    Gross Profit dollars increased 14% to $18.9 million in fiscal 2000 from $16.6 million in fiscal 1999. The Company's gross profit margin improved to 41.4% from 39.9%. This year's yield is due to a healthy product group mix and improved margins in the QuickLabel Systems and Grass-Telefactor product groups respectively.

    Selling, general and administrative spending rose 6% to $14.7 million from $13.9 million. Personnel additions in Telefactor sales, marketing and administrative functions represents 2% of the rate increase. The balance of the incremental spending was confined to personnel and outside professional service expenses. Selling, general and administrative expenses as a percent of sales revenues declined to 32% from last year's 33%.

    Research & development expenses rose 14% to $3.4 million in fiscal 2000 from $2.9 million in fiscal 1999. The spending increment is traceable to the additions of engineering personnel from Telefactor as well as salaries and product development related research projects.

    Interest and dividend income declined by 15% in fiscal 2000 to $666,000 from $786,000 in fiscal 1999. The decrease is due to lower investment levels as cash has been used for the Telefactor acquisition as well as the Company's stock buyback program. Interest expense at $18,000 was lower in fiscal 2000 by 18% from the prior year's $22,000. The reduction reflects the declining balance of the Company's capital lease obligation.

    Other expense for fiscal 2000 was $190,000, an adverse change from fiscal 1999's other income of $113,000. The change is traceable to unfavorable fluctuations in the foreign currency exchange rate in our European branches stemming primarily from the impact of a strong dollar.

    Income before taxes rose $639,000 to $1,249,000 in fiscal year 2000 from the previous fiscal year's income before taxes of $610,000. The Company improved its return on sales to 2.7% from the prior year's return of 1.5%. The effective tax rate for fiscal year 2000 is 25% as compared to the fiscal 1999 rate of 19%. Changes in the effective income tax rate from year to year are explained in
Note 6 of Notes to Consolidated Financial Statements included elsewhere herein.

    Net Income rose to $937,000 in fiscal 2000, an 89% improvement over fiscal 1999 net income of $496,000. Earnings per share on a diluted share basis was 21 CENTS in fiscal 2000 as compared with 11 CENTS per diluted share in fiscal 1999.

FINANCIAL CONDITION:

    Working Capital balances at January 31, 2000 were $22.3 million, a 13% reduction from the $25.5 million balance at January 31, 1999. The composition of fiscal 2000 year end working capital balance include cash and marketable securities at $11.2 million as compared to $12.9 million of cash and marketable securities in the previous year end working capital balance. The lower cash position is primarily an outgrowth of funding requirements necessitated by the Telefactor acquisition. Accounts receivable balances increased 20% to $9.3 million at fiscal 2000 year end from $7.7 million at the end of fiscal 1999. The increase is due to the addition of Telefactor's accounts receivable balances as the Company's resident accounts receivable balance remained virtually unchanged year to year. The Company's cash collection cycle improved to 54 days sales outstanding from the prior year's
58 days.

    Inventories rose 13% to $11.5 million at January 31, 2000 from
$10.2 million at January 31, 1999. Telefactor inventories account for 7% of the increase with the remaining increment traceable to growth in product lines. The Company's inventory turnover rate remained flat in fiscal 2000 at 2 times with the inventory turnover rate of fiscal 1999. The Company purchased 77,000 shares of the Company's common stock at a cost of $451,000 during fiscal 2000. Since its inception in fiscal 1996, the Company has repurchased 666,224 shares of Astro-Med common stock. At present, the Company has Board of Directors' approval to repurchase another 242,000 shares of the Company's common stock.

LIQUIDITY AND CAPITAL RESERVES

    Net Cash Flow from operating activities was $4.7 million in fiscal 2000, $3.2 million in fiscal 1999 and $2.8 million in fiscal 1998. The improvement in cash flow in fiscal 2000 is due to increased profitability and accounts payable management. The increment in net cash flow from operating activities in fiscal 1999 as compared to fiscal 1998 was due to changes in the Company's working capital requirements.

    Net Cash Flow from investing activities was $4.2 million in fiscal 2000, $1.0 million in fiscal 1999 and $1.5 million in fiscal 1998. The purchase of Telefactor's net assets for $3.7 million and capital expenditures of $975,000 represent the primary demand of investing funds in fiscal 2000. Capital expenditures of $600,000 in fiscal 1999 and $810,000 in fiscal 1998 consumed investing funds while increases in the Company's securities portfolio of $428,000 in fiscal 1999 and $697,000 in fiscal 1998 account for the balance of the investing activities.

    Net cash used by financing activities was $1.4 million in fiscal 2000, $2.8 million in fiscal 1999 and $2.2 million in fiscal 1998. This category is dominated by dividends paid out and the purchase of common stock. Dividends paid in fiscal 2000 were $709,000, $744,000 in fiscal 1999 and $727,000 in fiscal
1998. The Company's annual dividend per share was 16 CENTS in all three years. Purchases of common stock were $451,000 in fiscal 2000, $2.0 million in fiscal 1999 and $1.3 million in fiscal 1998.

    The Company has a contingent obligation relative to the acquisition of the Telefactor Corporation. The additional purchase price is payable over a 72 month period and is contingent on the sales of the combined Grass-Telefactor products exceeding certain sales amounts during that period. Discussion of the Telefactor acquisition is explained in Note 10 of Notes to Consolidated Financial Statements included elsewhere herein.

    The Company expects to finance its future working capital needs, capital expenditures and acquisition requirements through internal funds. The Company expects to create positive cash flow from its existing operation and believes that existing cash reserves are adequate to meet the capital requirements.

FISCAL 1999 COMPARED TO FISCAL 1998

    Sales declined 5% to $41.6 million in fiscal 1999 from $43.7 million in fiscal 1998. The decline is traceable to sales through the Company's domestic channels where sales were down 7% from fiscal year 1998. Sales through the export channels grew 2% in fiscal 1999 as the Company's European and Canadian branches experienced healthy demand for the QuickLabel Systems and Grass Instrument product groups.

    Sales in fiscal 1999 reflect a mixed performance relative to the Company's three product groups. Sales growth was evident both in QuickLabel Systems product group up 22% in fiscal 1999 and Grass Instrument product group up 9% in fiscal 1999. Conversely, Test & Measurement product sales were lower in fiscal 1999 by 27% from fiscal 1998. Soft demand in the Company's traditional Test & Measurement markets of aerospace and defense were the prime contributors to the sales results. The Company is meeting the challenge to the Test & Measurement product group by a combination of diversifying its market focus to include new markets such as transportation, energy, telecommunications, metal fabrication and automotive as well as introducing new Test & Measurement products.

    The growth in QuickLabel Systems was fostered by an expanded product line, including QLS-2000, QLS- 2001, QLS-3000, QLS-3001, QLS-4000, and QLS-4001 and
the four color high volume printer with Ribbon Ration-TM- QLS-4100. In addition, the Company added a new suite of applicator and print & apply products through the acquisition of Dynell, Inc.

    Sales growth of the Grass Instrument products in fiscal 1999 over fiscal 1998 was driven by increased acceptance of the Company's digital Heritage EEG and PSG product lines in the clinical markets of neurophsiology.

    Gross profit dollars in fiscal 1999 were nominally higher than fiscal year 1998 as a favorable product mix improved the Company's gross profit margin to 39.9% in fiscal 1999 from 37.7% in fiscal 1998. Gross profit margins in the QuickLabel Systems and Grass Instruments product groups experienced solid improvement in fiscal 1999 from fiscal 1998.

    Selling, general and administrative spending increased 7% to $13.9 million from $13.0 million. Increased funding was required for new field sales personnel, customer service support and marketing iniatives.

    The Company continued its committment to funding Research & Development activities at 7% of annual sales. Research and Development spending was $2.9 million in fiscal 1999, an increase of 4% from fiscal 1998. The increase in spending was attributable to personnel and outside services related activities.

    Interest and dividend income declined 4% to $786,000 in fiscal 1999 from $823,000 in fiscal 1998. The decrease is due to lower interest rates and lower average investment balances stemming from the cash funding of the Company's stock buyback program and the acquisition of Dynell, Inc. Interest expense declined 20% to $22,000 from fiscal 1998's $28,000. The decrease is due to a declining balance in the Company's capital lease obligations. Other income net of $113,000 in fiscal 1999 improved sharply from fiscal 1998's Other Expense net of $35,000. Favorable fluctuations in foreign currency exchange rates is the primary reason for this improvement.

    Income before taxes as a percentage of sales was 1.5% for fiscal 1999 as compared to 3.2% in the prior year. The effective tax rate was 19% for fiscal 1999 against 26% for fiscal 1998. Changes in the effective income tax rates from year to year are explained in Note 6 of Notes to Consolidated Financial Statements included elsewhere herein.

    Net Income declined to $496,000 in fiscal 1999 from $1,041,000 in fiscal 1998. As a percentage of sales revenues, Net income in fiscal 1999 was 1.2% compared with 2.4% in fiscal 1998.

EURO CONVERSION AND CURRENCY MARKET RISK

    A single currency, the "euro" was introduced in Europe on January 1, 1999. To date eleven member countries of the European Union have adopted the euro as their legal currency. Although a fixed conversion rate between those countries existing currencies and the euro was set on January 1, 1999, a transition period from January 1, 1999 to July 1, 2002 was established to facilitate the conversion to the euro. During that period, currency translations can be settled with either the old (legacy) currency or the euro. The Company branches operating in the participating European Union countries will adopt the euro as their functional currency within the prescribed compliance dates. We do not expect the euro conversion to have a material adverse impact on the Company's business or financial condition.

    The Company is exposed to the impact of foreign currency exchange rate changes. The Company manages its exposure to exchange rate fluctuations through its operating and financing activities in order to reduce the impact on earnings and cash flows. The Company does not hold or purchase any foreign currency contracts for trading purposes. The functional currencies of the Company's foreign affiliates are their respective local operating currencies, which are subsequently translated for consolidated reporting purposes into U.S. dollars. Such translation adjustments are reported as a separate component of Shareholders' Equity. It is anticipated that the transition to the euro as the eventual functional currency of European affiliates may facilitate the Company's exchange rate exposure management in the future.

YEAR 2000

    The Company addressed the Year 2000 issue with internal and external resources. The Company formalized its strategy by adopting a Year 2000 Readiness Program. The approach included three dimensions: IT infrastructure (reporting, manufacturing, finance, purchasing and sales), Application Software and non IT systems (including environment, process controls, and manufacturing control systems) and third party suppliers and customers. The Company did not experience any significant disruptions, malfunctions, or errors in these three defined areas when the calendar changed from 1999 to 2000.

    To date since January 1, 2000, the Company has not experienced any negative occurrence in its IT infrastructure, applications and non IT systems or customer or supplier activities as an outgrowth of the Year 2000 issue. The Company does not anticipate any significant impact to its ongoing operating and business environment from the Year 2000 issue. However, the Company is fully aware that it is possible that the full impact of the Year 2000 issue has yet to be determined. The Company's year 2000 compliance expenditures have been funded from the Company's operating cash flow.

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

                      QUARTERLY FINANCIAL DATA (UNAUDITED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                        QUARTERS ENDED
                                                       ------------------------------------------------
                                                        MAY 2,    AUGUST 1,   OCTOBER 31,   JANUARY 31,
                                                         1998       1998         1998          1999
                                                       --------   ---------   -----------   -----------
Net Sales............................................  $10,056     $10,528      $10,516       $10,462
Gross Profit.........................................    3,876       4,269        4,294         4,140
Net Income (Loss)....................................     (104)        189          229           182
Earnings (Loss) Per Common Share--basic..............     (.02)        .04          .05           .04
Earnings (Loss) Per Common Share--diluted............     (.02)        .04          .05           .04

                                                        MAY 1,    JULY 31,   OCTOBER 30,   JANUARY 31,
                                                         1999       1999        1999          2000
                                                       --------   --------   -----------   -----------
Net Sales............................................  $10,377    $11,085      $11,045       $13,062
Gross Profit.........................................    4,055      4,566        4,574         5,668
Net Income (Loss)....................................     (271)       271          410           526
Earnings (Loss) Per Common Share--basic..............     (.06)       .06          .09           .12
Earnings (Loss) Per Common Share--diluted............     (.06)       .06          .09           .12

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The response to this item is incorporated by reference to the Company's definitive proxy statement for the 2000 annual meeting of shareholders.

    The following is a list of the names and ages of, and the positions and offices presently held by, all executive officers of the Company. All officers serve at the pleasure of the Board of Directors.

NAME                                          AGE                           POSITION
----                                        --------                        --------
Albert W. Ondis...........................     74      Chairman, Chief Executive Officer and Director

Everett V. Pizzuti........................     63      President, Chief Operating Officer and Director

John B. Chatten...........................     72      President, Grass-Telefactor Product Group

Joseph P. O'Connell.......................     56      Vice President and Treasurer, Chief Financial
                                                       Officer

Elias G. Deeb.............................     58      Vice President--Media Manufacturing

Stephen M. Petrarca.......................     37      Vice President--Instrument Manufacturing

Stephen E. Johnson........................     36      Vice President--Grass-Telefactor Research &
                                                       Development

Jeffrey H. Cournoyer......................     32      Controller

    All of the persons named above have held the positions identified since January 31, 1985, except as indicated below.

    Mr. Ondis has been a Director and Chief Executive Officer since 1969. He was previously President and the Chief Financial Officer (Treasurer) of the Company from 1969 to 1985.

    Mr. Pizzuti was previously a Vice President of the Company functioning as Chief Operating Officer since 1971.

    Mr. Chatten joined the Company in December 1999 as President of Grass-Telefactor Product Group. Prior to that, Mr. Chatten was founder and President of Telefactor Corporation which was acquired by Astro-Med in December 1999.

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

    Mr. Johnson was appointed Vice President of Grass Research and Development in March 1999. Mr. Johnson joined the Grass Instrument Company in 1994. After Astro-Med's acquisition of the Grass Instruments Company, he has served as Manager of R & D and Assistant General Manager for Grass Operations. Previously, Mr. Johnson held engineering and engineering management positions with General Scanning, Inc. (1989-1993), Grass Instruments Co. (1987-1989), and Hewlett Packard Co. (1986-1987).

    Mr. Cournoyer joined the Company in 1998 as General Accounting Manager. He previously held financial management positions with CVS Corporation (1997-1998), Nyman Manufacturing Co. (1996-1997) and Davol, Inc. (1994-1996). He is also a Certified Public Accountant.

ITEM 11. EXECUTIVE COMPENSATION

    The response to this item is incorporated by reference to the Company's definitive proxy statement for the 2000 annual meeting of shareholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The response to this item is incorporated by reference to the Company's definitive proxy statement for the 2000 annual meeting of shareholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The response to this item is incorporated by reference to the Company's definitive proxy statement for the 2000 annual meeting of shareholders.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) FINANCIAL STATEMENTS:

    The following consolidated financial statements of Astro-Med, Inc. and subsidiaries are incorporated by reference in Item 8:

                                                                PAGE
                                                              --------
Report of Independent Public Accountants....................     19
Consolidated Balance Sheets--January 31, 1999 and 2000......     20
Consolidated Statements of Income--Years Ended January 31,
  1998, 1999 and 2000.......................................     21
Consolidated Statements of Comprehensive Income and
  Shareholders' Equity--Years Ended January 31, 1998, 1999
  and 2000..................................................     22
Consolidated Statements of Cash Flows--Years Ended
  January 31, 1998,
  1999 and 2000.............................................     23
Notes to Consolidated Financial Statements..................     24

(a)(2) FINANCIAL STATEMENT SCHEDULES:

Schedule II--Valuation and Qualifying Accounts and
  Reserves--Years Ended January 31, 1998, 1999 and 2000.....     35

    All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore, have been omitted.

                                                                PAGE
                                                              --------

(a)(3) EXHIBITS:

       EXHIBIT
       NUMBER
---------------------
         (3A)           Articles of Incorporation of the Company and all amendments thereto (filed as Exhibit No. 3A to the Company's report on
                        Form 10-Q for the quarter ended August 1, 1992 and by this reference incorporated herein).

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

       (10.6)           Astro-Med, Inc. 1998 Non-Qualified Stock Option Plan filed as Exhibit 4.3 to Registration Statement on Form S-8,
                        Registration No. 333-62431, and incorporated by reference
                        herein. (1) Employment Agreement between Astro-Med, Inc. and
                        John B. Chatten dated as of December 14, 1999 (1).

         (21)           List of Subsidiaries of the Company. See page 19.

         (23)           Consent of Independent Public Accountants. See page 19.

------------------------

(1) Management contract or compensatory plan or arrangement.

(b) REPORTS ON FORM 8-K:

    On December 29, 1999, the Company filed Form 8-K with reference to Item 2--Acquisition or Disposition of Assets and Item 7--Financial Statements and Exhibits. In accordance with Item 7(a)(4) of Form 8-K, no financial statements were filed with this report. The following Exhibit under Form 8-K Item 7(c)(2), Plan of acquisition, reorganization, arrangement, liquidation or succession, has been filed with this report: Asset Purchase Agreement dated December 14, 1999 by and among Astro-Med, Inc., Telefactor Corporation, and John B. Chatten.

    On February 25, 2000, the Company filed Amendment No. 1 to the Form 8-K indicating that under the provisions of Regulation S-K no financial statements were required to be filed with respect to this acquisition.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       ASTRO-MED, INC.
                                                       (Registrant)

Date: April 12, 2000
                                                       By   /s/ ALBERT W. ONDIS
                                                            -----------------------------------------
                                                            (Albert W. Ondis, Chairman)

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

                        NAME                                        TITLE                    DATE
                        ----                                        -----                    ----
                 /s/ ALBERT W.ONDIS                    Chairman and Director            April 12, 2000
     -------------------------------------------         (Principal Executive Officer)
                   Albert W. Ondis

                /s/ EVERETT V.PIZZUTI                  President and Director           April 12, 2000
     -------------------------------------------         (Principal Operating Officer)
                 Everett V. Pizzuti

               /s/ JOSEPH P. O'CONNELL                 Vice President and Treasurer     April 12, 2000
     -------------------------------------------         (Principal Financial Officer)
                 Joseph P. O'Connell

              /s/ JEFFREY H. COURNOYER                 Controller                       April 12, 2000
     -------------------------------------------         (Principal Accounting
                Jeffrey H. Cournoyer                     Officer)

               /s/ JACQUES V. HOPKINS                  Director                         April 12, 2000
     -------------------------------------------
                 Jacques V. Hopkins

                                                                      EXHIBIT 21

                      LIST OF SUBSIDIARIES OF THE COMPANY

                 NAME                    JURISDICTION OF ORGANIZATION
                 ----                    ----------------------------
              AWO, Inc.                       Delaware
     Astro-Med International Inc.             Barbados
             Astro-Med SRL                     Italy
            Astro-Med GMBH                    Germany

                                                                      EXHIBIT 23

                   CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS

    As independent public accountants, we hereby consent to the incorporation of our report included in this Form 10-K, into the Company's previously filed Registration Statements on Form S-8: File No. 2-21081 pertaining to the Astro-Med, Inc. Employee Stock Purchase Plan, File No. 33-43700 pertaining to the Astro-Med, Inc. 1989 Incentive Stock Option Plan, File No. 333-24127 pertaining to the Astro-Med, Inc. 1993 Incentive Stock Option Plan. File Nos. 333-32315 and 333-93565 pertaining to the Astro-Med, Inc. 1997 Incentive Stock Option Plan. File No. 333-32317 pertaining to the 1989 Astro-Med, Inc. Non-Qualified Stock Option Plan as amended May 28, 1991, File No. 333-62431 pertaining to the 1998 Astro-Med, Inc. Non-Qualified Stock Option Plan and File No. 333-24123 pertaining to the Astro-Med, Inc. Non-Employee Director Stock Option Plan.

                                          ARTHUR ANDERSEN LLP

Boston, Massachusetts
April 12, 2000

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Astro-Med, Inc:

    We have audited the accompanying consolidated balance sheet of Astro-Med, Inc. and subsidiaries as of January 31, 1999 and 2000, and the related consolidated statements of income, comprehensive income and shareholders' equity and cash flows for each of the three years in the period ended January 31, 2000. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Astro-Med, Inc. and subsidiaries as of January 31, 1999 and 2000, and the results of their operations and cash flows for each of the three years in the period ended January 31, 2000, in conformity with accounting principles generally accepted in the United States.

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

                                          ARTHUR ANDERSEN LLP

Boston, Massachusetts
March 10, 2000

                                ASTRO-MED, INC.

                          CONSOLIDATED BALANCE SHEETS

                        AS OF JANUARY 31, 1999 AND 2000

                                                                  1999           2000
                                                              ------------   ------------
                                         ASSETS

CURRENT ASSETS
  Cash and Cash Equivalents.................................  $  4,946,289   $  4,035,867
  Securities Available for Sale.............................     7,907,142      7,211,921
  Accounts Receivable, Less Reserves of $212,337 in 1999 and
    $405,783 in 2000........................................     7,708,806      9,270,814
  Inventories...............................................    10,217,020     11,537,478
  Prepaid Expenses and Other Current Assets.................     1,986,336      1,926,111
                                                              ------------   ------------
    Total Current Assets....................................    32,765,593     33,982,191
PROPERTY, PLANT AND EQUIPMENT
  Land and Improvements.....................................       398,191        398,191
  Buildings and Improvements................................     7,009,089      7,087,520
  Machinery and Equipment...................................    11,270,775     12,603,644
                                                              ------------   ------------
                                                                18,678,055     20,089,355
  Less Accumulated Depreciation.............................   (11,448,380)   (12,577,878)
                                                              ------------   ------------
                                                                 7,229,675      7,511,477
OTHER ASSETS
  Excess of Cost over Net Assets Acquired, Net..............       903,784      3,153,371
  Amounts Due from Officers.................................       480,314        480,314
  Other.....................................................       374,866        257,178
                                                              ------------   ------------
                                                                 1,758,964      3,890,863
                                                              ------------   ------------
                                                              $ 41,754,232   $ 45,384,531
                                                              ============   ============

                          LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts Payable..........................................  $  3,427,766   $  6,379,792
  Accrued Compensation......................................     1,446,770      1,710,622
  Accrued Expenses..........................................     1,110,484      2,324,593
  Income Taxes..............................................     1,062,892      1,169,234
  Current Maturities of Long-Term Debt......................       211,021         60,452
                                                              ------------   ------------
    Total Current Liabilities...............................     7,258,933     11,644,693
LONG-TERM DEBT, Less Current Maturities.....................        16,977         71,588
EXCESS OF NET ASSETS ACQUIRED OVER COST, NET................       108,839             --
DEFERRED INCOME TAXES.......................................       667,676        447,666
SHAREHOLDERS' EQUITY
  Preferred Stock, $10 Par Value, Authorized 100,000 Shares,
    Issued None
  Common Stock, $.05 Par Value, Authorized 13,000,000
    Shares, Issued 5,143,520 in 1999 and 5,148,035 in
    2000....................................................       257,176        257,402
  Additional Paid-in Capital................................     5,641,317      5,647,791
  Retained Earnings.........................................    32,837,880     33,065,454
  Treasury Stock, at Cost, 662,295 Shares in 1999 and
    729,295 in 2000.........................................    (4,889,343)    (5,268,103)
  Accumulated Other Comprehensive Items.....................      (145,223)      (481,960)
                                                              ------------   ------------
                                                                33,701,807     33,220,584
                                                              ------------   ------------
                                                              $ 41,754,232   $ 45,384,531
                                                              ============   ============

   The accompanying notes are an integral part of these financial statements.

                                ASTRO-MED, INC.

                       CONSOLIDATED STATEMENTS OF INCOME

                  YEARS ENDED JANUARY 31, 1998, 1999 AND 2000

                                                           1998          1999          2000
                                                        -----------   -----------   -----------
Net Sales.............................................  $43,747,540   $41,561,500   $45,568,746
Cost of Sales.........................................   27,236,046    24,982,234    26,706,375
                                                        -----------   -----------   -----------
Gross Profit..........................................   16,511,494    16,579,266    18,862,371
Costs and Expenses:
  Selling, General and Administrative.................   13,043,315    13,907,389    14,717,092
  Research and Development............................    2,820,292     2,938,820     3,353,883
                                                        -----------   -----------   -----------
                                                         15,863,607    16,846,209    18,070,975
                                                        -----------   -----------   -----------
Operating Income (Loss)...............................      647,887      (266,943)      791,396
Other Income (Expense):
  Interest and Dividend Income........................      822,775       786,084       665,687
  Interest Expense....................................      (27,872)      (22,197)      (18,239)
  Other, Net..........................................      (35,454)      112,721      (189,987)
                                                        -----------   -----------   -----------
                                                            759,449       876,608       457,461
                                                        -----------   -----------   -----------
Income before Income Taxes............................    1,407,336       609,665     1,248,857
Provision for Income Taxes............................      366,000       114,000       312,214
                                                        -----------   -----------   -----------
Net Income............................................  $ 1,041,336   $   495,665   $   936,643
                                                        -----------   -----------   -----------

Net Income Per Common Share-basic.....................  $       .21   $       .11   $       .21
                                                        ===========   ===========   ===========
Net Income Per Common Share-diluted...................  $       .21   $       .11   $       .21
                                                        ===========   ===========   ===========
Weighted Average Number of Common Shares Outstanding-
  basic...............................................    4,852,787     4,651,711     4,434,108
                                                        ===========   ===========   ===========
Weighted Average Number of Common Shares Outstanding-
  diluted.............................................    4,900,460     4,679,398     4,475,371
                                                        ===========   ===========   ===========
Dividends Declared Per Common Share...................  $       .16   $       .16   $       .16
                                                        ===========   ===========   ===========

   The accompanying notes are an integral part of these financial statements.

                                ASTRO-MED, INC.

              CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME AND
                              SHAREHOLDERS' EQUITY

                  YEARS ENDED JANUARY 31, 1998, 1999 AND 2000

                                                           1998          1999          2000
                                                        -----------   -----------   -----------
COMPREHENSIVE INCOME
Net Income............................................  $ 1,041,336   $   495,665   $   936,643
Other Comprehensive Items, Net:
  Foreign currency translation adjustments............     (115,180)       18,681       (34,865)
  Unrealized gain (loss) on securities available for
    sale..............................................       34,375         6,193      (301,872)
                                                        -----------   -----------   -----------
Other Comprehensive Items, Net........................      (80,805)       24,874      (336,737)
                                                        -----------   -----------   -----------
Comprehensive Income..................................  $   960,531   $   520,539   $   599,906
                                                        ===========   ===========   ===========
SHAREHOLDERS' EQUITY
Common Stock, $.05 Par Value:
  Balance at beginning of year........................  $   256,837   $   257,023   $   257,176
  Net proceeds from issuance of Company common stock
    (Note 5)..........................................          186           153           226
                                                        -----------   -----------   -----------
  Balance at end of year..............................      257,023       257,176       257,402
                                                        -----------   -----------   -----------
Additional Paid-In Capital:
  Balance at beginning of year........................    5,624,239     5,649,101     5,641,317
  Net proceeds from issuance of Company common stock
    (Note 5)..........................................       28,203        18,498        23,714
  Net cost of shares issued to Employee Stock
    Ownership Plan (Note 5)...........................       (3,341)      (26,282)      (17,240)
                                                        -----------   -----------   -----------
  Balance at end of year..............................    5,649,101     5,641,317     5,647,791
                                                        -----------   -----------   -----------
Retained Earnings:
  Balance at beginning of year........................   32,772,044    33,085,917    32,837,880
  Net Income..........................................    1,041,336       495,665       936,643
  Dividends declared..................................     (727,463)     (743,702)     (709,069)
                                                        -----------   -----------   -----------
  Balance at end of year..............................   33,085,917    32,837,880    33,065,454
                                                        -----------   -----------   -----------
Treasury Stock:
  Balance at beginning of year........................   (1,804,986)   (3,062,945)   (4,889,343)
  Purchases of Company common stock (Note 5)..........   (1,301,300)   (1,954,680)     (451,000)
  Net cost of shares issued to Employee Stock
    Ownership Plan (Note 5)...........................       43,341       128,282        72,240
                                                        -----------   -----------   -----------
  Balance at end of year..............................   (3,062,945)   (4,889,343)   (5,268,103)
                                                        -----------   -----------   -----------
Accumulated Other Comprehensive Items:
  Balance at beginning of year........................      (89,292)     (170,097)     (145,223)
  Other comprehensive items, net......................      (80,805)       24,874      (336,737)
                                                        -----------   -----------   -----------
  Balance at end of year..............................     (170,097)     (145,223)     (481,960)
                                                        -----------   -----------   -----------
                                                        $35,758,999   $33,701,807   $33,220,584
                                                        ===========   ===========   ===========

   The accompanying notes are an integral part of these financial statements.

                                ASTRO-MED, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                  YEARS ENDED JANUARY 31, 1998, 1999 AND 2000

                                                           1998           1999          2000
                                                        -----------   ------------   -----------
Cash Flows from Operating Activities:
  Net Income..........................................  $ 1,041,336   $    495,665   $   936,643
  Adjustments to Reconcile Net Income to Net Cash
    Provided By Operating Activities:
      Depreciation and Amortization...................      988,423      1,111,048     1,223,436
      Loss on Sale of Assets..........................           --             --         3,017
      Deferred Income Taxes...........................     (301,713)      (436,425)     (212,951)
      Other...........................................      242,558         (1,721)       76,674
      Changes in Assets and Liabilities:
        Accounts Receivable...........................      483,672        119,258      (986,656)
        Inventories...................................       19,649        124,836      (307,470)
        Other.........................................     (465,906)       185,749       371,381
        Accounts Payable and Accrued Expenses.........      952,118      1,126,787     3,484,198
        Income Taxes..................................     (204,904)       448,261       106,342
                                                        -----------   ------------   -----------
          Total Adjustments...........................    1,713,897      2,677,793     3,757,971
                                                        -----------   ------------   -----------
      Net Cash Provided by Operating Activities.......    2,755,233      3,173,458     4,694,614
Cash Flows from Investing Activities:
  Proceeds from Sales of Securities Available for
    Sale..............................................    2,450,508     10,153,724     3,838,473
  Purchases of Securities Available for Sale..........   (3,147,206)   (10,582,545)   (3,446,395)
  Proceeds from Sales of Assets.......................           --             --         2,800
  Payment for Purchase of Telefactor Corporation......           --             --    (3,657,098)
  Additions to Property, Plant and Equipment..........     (809,724)      (600,395)     (975,113)
                                                        -----------   ------------   -----------
      Net Cash Used by Investing Activities...........   (1,506,422)    (1,029,216)   (4,237,333)
Cash Flows from Financing Activities:
  Payments of Debt....................................      (50,000)       (50,000)      (75,000)
  Principal Payments on Capital Leases................     (100,069)      (127,774)     (156,574)
  Proceeds from Common Shares Issued Under Employee
    Benefit Plans.....................................       28,389         18,651        23,940
  Purchases of Treasury Stock.........................   (1,301,300)    (1,954,680)     (451,000)
  Dividends Paid......................................     (727,463)      (743,702)     (709,069)
                                                        -----------   ------------   -----------
      Net Cash Used by Financing Activities...........   (2,150,443)    (2,857,505)   (1,367,703)
                                                        -----------   ------------   -----------
Net Decrease in Cash and Cash Equivalents.............     (901,632)      (713,263)     (910,422)
Cash and Cash Equivalents, Beginning of Year..........    6,561,184      5,659,552     4,946,289
                                                        -----------   ------------   -----------
Cash and Cash Equivalents, End of Year................  $ 5,659,552   $  4,946,289   $ 4,035,867
                                                        ===========   ============   ===========
Supplemental Information:
  Cash Paid During the Period for:
      Interest........................................  $    27,872   $     24,072   $    17,504
      Income Taxes....................................  $   758,070   $    257,889   $   406,182

   The accompanying notes are an integral part of these financial statements.

                                ASTRO-MED, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                JANUARY 31, 2000

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

    SECURITIES AVAILABLE FOR SALE: Securities available for sale are carried at market value based on quoted market prices. The difference between cost and market value, net of related tax effects, is recorded as a component of accumulated other comprehensive items of shareholders' equity.

    PROPERTY, PLANT AND EQUIPMENT: Property, plant and equipment are stated at cost. Depreciation is provided on the straight-line basis over the estimated useful lives of the assets (land improvements--10 to 20 years; buildings and improvements--10 to 45 years; machinery and equipment--3 to 10 years).

    AMORTIZATION OF INTANGIBLES: Excess of cost over net assets acquired for the acquisition of Telefactor Corporation is being amortized over 15 years. All other excess of cost over net assets acquired is amortized on the straight-line method over 40 years. Accumulated amortization amounted to $493,034 and $552,577 as of January 31, 1999 and 2000, respectively. Excess of net assets acquired over cost was amortized on the straight-line method over five years. Accumulated amortization amounted to $928,908 and $1,037,747 as of January 31, 1999 and 2000, respectively. The shorter amortization period for the excess of net assets acquired over cost reflected the more limited life of the assets involved. As of January 31, 2000, the excess of net assets acquired over cost has been fully amortized.

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

    DERIVATIVE INSTRUMENTS AND HEDGING: The Financial Accounting Standards Board issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of SFAS No. 133, in June 1999. SFAS No. 133 is now effective for all fiscal quarters of all fiscal years beginning after June 15, 2000; earlier adoption is allowed. The statement requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The Company has not yet determined the effect that adoption of SFAS No. 133 will have or when the provisions of the statement will be adopted. However, the Company currently expects that, due to its relatively limited use of derivative instruments, the adoption of SFAS No. 133 will not have a material effect on the Company's results of operations or financial position.

                                ASTRO-MED, INC.

                                JANUARY 31, 2000

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    REVENUE RECOGNITION: The Securities and Exchange Commission released Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements, on December 3, 1999. This SAB provides additional guidance on the accounting for revenue recognition, including broad conceptual discussions as well as certain industry-specific guidance. The Company is in the process of accumulating the information necessary to quantify the potential impact, if any, of this new guidance. The new guidance that is most likely to have a potential impact on the Company concerns customer acceptance and installation terms. The guidance is effective for the second quarter of fiscal 2001 and would be adopted by recording the effect of any prior revenue transaction effected as a "cumulative effect of change in accounting principle" as of February 1, 2000.

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

    EARNINGS PER COMMON SHARE: Earnings per common share have been computed and presented pursuant to the provisions of Statement of Financial Accounting Standards No. 128 (SFAS 128), Earnings per Share. Net income per share is based on the weighted average number of shares outstanding during the period. Net income per share assuming dilution is based on the weighted average number of shares and potential common shares for stock options outstanding during the period using the treasury stock method. In accordance with SFAS 128, options to purchase 235,250, 653,500 and 600,325 shares of common stock were outstanding during fiscal 1998, 1999 and 2000, respectively, but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares. The options, which expire between 11/21/01 through 1/03/10, were still outstanding on January 31, 2000.

                                                1998        1999        2000
                                              ---------   ---------   ---------
Weighted Average Common Shares
  Outstanding--basic........................  4,852,787   4,651,711   4,434,108
Dilutive Effect of Options Outstanding......     47,673      27,687      41,263
                                              ---------   ---------   ---------
Weighted Average Common Shares
  Outstanding--diluted......................  4,900,460   4,679,398   4,475,371

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

                                ASTRO-MED, INC.

                                JANUARY 31, 2000

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    FAIR VALUE OF FINANCIAL INSTRUMENTS: The Company's financial instruments consist mainly of cash and cash equivalents, accounts receivable, accounts payable and long-term debt. The carrying amounts of these financial instruments as of January 31, 2000 approximate fair value.

NOTE 2--SECURITIES AVAILABLE FOR SALE

    Securities available for sale include corporate and governmental obligations with various contractual or anticipated maturity dates. Scheduled maturity dates are as follows:

                                  JANUARY 31, 1999            JANUARY 31, 2000
                              -------------------------   -------------------------
                              CORPORATE    GOVERNMENTAL   CORPORATE    GOVERNMENTAL
                              ----------   ------------   ----------   ------------
Less than 1 year............  $       --    $  811,424    $   99,802    $1,129,081
1 to 5 years................   1,686,166     3,895,623     1,252,354     2,629,325
6 to 10.....................     149,414       308,105       235,719       444,735
Greater than 10 years.......   1,056,410            --     1,086,078       334,827
                              ----------    ----------    ----------    ----------
                              $2,891,990    $5,015,152    $2,673,953    $4,537,968
                              ==========    ==========    ==========    ==========

    Actual maturities may differ as a result of sales or earlier issuer redemptions.

    The amortized cost of securities available for sale as of January 31, 2000 was $7,485,868. The difference between market value and the cost basis as of that date was $273,947, which represented unrealized losses. The amortized cost of securities available for sale as of January 31, 1999 was $7,869,502. The difference between market value and the cost basis as of that date was $37,640 ($27,925 net of tax), which represented unrealized gains. The cost of securities available for sale that were sold was based on specific identification in determining realized gains or losses included in the accompanying consolidated statements of income for fiscal 2000 and 1999.

NOTE 3--INVENTORIES

    Inventories are stated at the lower of cost (first-in, first-out) or market and include material, labor and manufacturing overhead. The components of inventories were as follows:

                                                            JANUARY 31,
                                                     -------------------------
                                                        1999          2000
                                                     -----------   -----------
Materials and Supplies.............................  $ 5,356,973   $ 5,835,050
Work-in-Progress...................................      721,448     1,557,734
Finished Goods.....................................    4,138,599     4,144,694
                                                     -----------   -----------
                                                     $10,217,020   $11,537,478
                                                     ===========   ===========

                                ASTRO-MED, INC.

                                JANUARY 31, 2000

NOTE 4--LONG-TERM DEBT

    Long-term debt consisted of the following:

                                                              JANUARY 31,
                                                          -------------------
                                                            1999       2000
                                                          --------   --------
Capital Lease Obligations...............................  $227,998   $132,040
Less Current Maturities.................................   211,021     60,452
                                                          --------   --------
                                                          $ 16,977   $ 71,588
                                                          ========   ========

    During fiscal 2000, the Company entered into a three year, $135,615 capital lease obligation for the purpose of upgrading its information technology operating system. Expenditures for property and equipment during the past three fiscal years have been made from on hand and internally generated funds.

    The aggregate amounts of long-term debt as of January 31, 2000 scheduled to mature in each of the succeeding three fiscal years are as follows: $60,452 in fiscal 2001, $46,832 in fiscal 2002 and $24,756 in fiscal 2003.

NOTE 5--COMMON STOCK

    The Company's Board of Directors has authorized the purchase of up to 793,900 shares of the Company's common stock on the open market. As of January 31, 2000, the Company has remaining authorization to purchase an additional 242,000 shares. As purchased, such shares will become treasury stock available for general corporate purposes. The Company purchased shares of treasury stock amounting to 151,500 shares in fiscal 1998, 323,400 shares in fiscal 1999 and 77,000 in fiscal 2000.

    The Company maintains the following benefit plans involving the Company's common stock:

    STOCK OPTION PLANS: As of January 31, 2000, the Company has two incentive stock option plans and one non-qualified stock option plan under which options may be granted to officers and key employees. Options for an aggregate of 750,000 shares may be granted under the incentive stock option plans at option prices of not less than fair market value at the date of grant. Options for an aggregate of 400,000 shares may be granted under the non-qualified plan at option prices of not less than 50% of fair market value at the date of grant.

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

                                ASTRO-MED, INC.

                                JANUARY 31, 2000

NOTE 5--COMMON STOCK (CONTINUED)
    Summarized option data for all plans is as follows:

                                                                           WEIGHTED AVERAGE
                                          NUMBER        OPTION PRICE       OPTION PRICE PER
                                         OF SHARES        PER SHARE             SHARE
                                         ---------   -------------------   ----------------
Outstanding Options, January 31,
  1997.................................   481,600    $        3.33-14.30        $8.90
Options Granted........................   162,500             8.31- 8.94         8.45
Options Expired........................   (23,250)            3.33-13.00         8.89
                                         --------
Outstanding Options, January 31,
  1998.................................   620,850             3.33-14.30         8.79
Options Granted........................   216,500             6.13- 8.13         7.92
Options Expired........................   (56,250)            3.33-14.30         9.25
                                         --------
Options Outstanding, January 31,
  1999.................................   781,100             3.33-13.00         8.51
Options Granted........................   253,700             4.94- 6.25         5.22
Options Exercised......................    (1,000)                  4.94         4.94
Options Expired........................  (158,325)            4.94-11.29         8.93
                                         --------
Options Outstanding, January 31,
  2000.................................   875,475    $        3.33-13.00        $7.49
                                         --------
Options Exercisable, January 31,
  1999.................................   717,900    $        3.33-13.00        $8.43
                                         --------
Options Exercisable, January 31,
  2000.................................   780,675    $        3.33-13.00        $7.46
                                         ========

    Set forth below is a summary of options outstanding at January 31, 2000:

                             OUTSTANDING                                         EXERCISABLE
----------------------------------------------------------------------   ---------------------------
      RANGE OF                     WEIGHTED AVERAGE      REMAINING                  WEIGHTED AVERAGE
   EXERCISE PRICES      OPTIONS     EXERCISE PRICE    CONTRACTUAL LIFE   OPTIONS     EXERCISE PRICE
---------------------   --------   ----------------   ----------------   --------   ----------------
        $3.33-$ 4.94    203,650         $ 4.78             9 yrs.        203,650         $ 4.78
        $5.50-$ 8.25    317,950         $ 7.06             9 yrs.        254,000         $ 7.31
        $8.31-$ 8.50    220,000         $ 8.41             7 yrs.        220,000         $ 8.41
        $9.25-$13.00    133,875         $11.11             3 yrs.        103,025         $11.09
                        -------                                          -------
                        875,475                                          780,675
                        -------                                          -------

    At January 31, 2000, options covering 304,800 shares under the incentive plans, 349,000 shares under the non-qualified plan and 15,000 shares under the Non-Employee Director Stock Option Plan were available for future grant.

    ACCOUNTING FOR STOCK-BASED COMPENSATION: In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation," which sets forth a fair-value based method of recognizing stock-based compensation expense. As permitted by SFAS No. 123, the Company has elected to continue to apply APB No. 25 to account for its stock-based compensation plans. Had compensation cost for the Company's stock-based compensation plans been determined based on the

                                ASTRO-MED, INC.

                                JANUARY 31, 2000

NOTE 5--COMMON STOCK (CONTINUED)
fair value at the grant dates consistent with the method set forth under SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                         JANUARY 31
                                              --------------------------------
                                                 1998        1999       2000
                                              ----------   --------   --------
Net income (Loss)
  As reported...............................  $1,041,336   $495,665   $936,643
  Pro forma.................................  $  546,039   $(42,914)  $599,322
Earnings per share
  As reported...............................  $      .21   $    .11   $    .21
  Pro forma, basic..........................  $      .11   $   (.01)  $    .14
  Pro forma, diluted........................  $      .11   $   (.01)  $    .13

    The fair value of each option granted was estimated on the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions: The weighted average grant date fair value of options granted during fiscal 1998, 1999 and 2000 was $3.40, $2.43 and $1.60, respectively.

                                                 YEARS ENDED JANUARY 31,
                                                -------------------------
                                                 1998     1999     2000
                                                -------  -------  -------
Risk-free interest rate.......................   5.5%     4.8%     5.5%
Expected life (years).........................     5        5        5
Expected volatility...........................  34.879%  35.367%  35.542%
Expected dividend yield.......................   1.9%     2.4%     2.8%

    EMPLOYEE STOCK PURCHASE PLAN: The Company has an Employee Stock Purchase Plan allowing eligible employees to purchase shares of common stock at a 10% discount from fair market value on the date of purchase. A total of 180,000 shares was initially reserved for issuance under the Plan. Summarized Plan activity is as follows:

                                                       YEARS ENDED JANUARY 31,
                                                    ------------------------------
                                                      1998       1999       2000
                                                    --------   --------   --------
Shares Reserved, Beginning........................  105,218    101,507     98,426
Shares Purchased..................................   (3,711)    (3,081)    (3,506)
                                                    -------    -------     ------
Shares Reserved, Ending...........................  101,507     98,426     94,920
                                                    =======    =======     ======

    EMPLOYEE STOCK OWNERSHIP PLAN: The Company has an Employee Stock Ownership Plan providing retirement benefits to all eligible employees. Annual contributions in amounts determined by the Company's Board of Directors are invested by the Plan's Trustees in shares of common stock of the Company. Contributions may be in cash or stock. The Company's contributions paid or accrued amounted to $123,000 for fiscal 1998, $130,000 for fiscal 1999 and $130,000 for fiscal 2000.

                                ASTRO-MED, INC.

                                JANUARY 31, 2000

NOTE 6--INCOME TAXES

    The components of domestic and foreign income (loss) before the provision for income taxes are as follows:

                                                  YEARS ENDED JANUARY 31,
                                             ----------------------------------
                                                1998        1999        2000
                                             ----------   --------   ----------
Domestic...................................  $1,491,492   $530,751   $1,021,075
Foreign....................................     (84,156)    78,914      227,782
                                             ----------   --------   ----------
    Total..................................  $1,407,336   $609,665   $1,248,857
                                             ==========   ========   ==========

    The components of the provision for income taxes were as follows:

                                                   YEARS ENDED JANUARY 31,
                                              ---------------------------------
                                                1998        1999        2000
                                              ---------   ---------   ---------
Current:
  Federal...................................  $ 511,324   $ 206,747   $ 387,820
  State.....................................     88,092       8,687      53,842
  Foreign...................................     24,000      28,000      57,000
                                              ---------   ---------   ---------
                                                623,416     243,434     498,662
                                              ---------   ---------   ---------
Deferred:
  Federal...................................   (210,093)   (106,518)   (164,143)
  State.....................................    (47,323)    (22,916)    (22,305)
                                              ---------   ---------   ---------
                                               (257,416)   (129,434)   (186,448)
                                              ---------   ---------   ---------
                                              $ 366,000   $ 114,000   $ 312,214
                                              =========   =========   =========

    The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate (34%) to income before income taxes, due to the following:

                                                   YEARS ENDED JANUARY 31,
                                              ---------------------------------
                                                1998        1999        2000
                                              ---------   ---------   ---------
Income Tax Provision at Statutory Rate......  $ 478,494   $ 207,269   $ 424,611
State Taxes, Net of Federal Income Tax
  Benefits..................................     26,862      (9,391)     57,697
Nontaxable Interest Income..................    (39,100)    (34,083)    (19,219)
Amortization of Intangibles.................    (57,683)    (61,669)    (24,663)
Utilization of Net Operating Loss
  Carryforward..............................   (117,580)   (117,580)    (92,048)
Research and Development Tax Credits........         --          --    (133,000)
Other, Net..................................     75,007     129,454      98,836
                                              ---------   ---------   ---------
                                              $ 366,000   $ 114,000   $ 312,214
                                              =========   =========   =========

                                ASTRO-MED, INC.

                                JANUARY 31, 2000

NOTE 6--INCOME TAXES (CONTINUED)
    The tax effects of temporary differences and carryforwards which gave rise to significant portions of deferred tax assets and liabilities in the accompanying consolidated balance sheets were as follows:

                                                             JANUARY 31,
                                                       -----------------------
                                                          1999         2000
                                                       ----------   ----------
Deferred Tax Assets:
  Reserves and Accruals Not Yet Deducted for Tax
    Purposes.........................................  $  981,154   $1,216,529
  Unrealized Foreign Currency Losses.................     111,130       28,965
  Net Operating Loss Carryforwards...................     141,578       72,845
  Other..............................................     349,902      344,672
  Valuation Allowance................................    (141,578)     (72,845)
                                                       ----------   ----------
                                                        1,442,186    1,590,166
Deferred Tax Liabilities:
  Accumulated Tax Depreciation in Excess of Book
    Depreciation.....................................     667,676      563,578
  Other..............................................      12,183       51,310
                                                       ----------   ----------
                                                          679,859      614,888
                                                       ----------   ----------
Net Deferred Tax Assets..............................  $  762,327   $  975,278
                                                       ==========   ==========

    The total of deferred tax assets, net of other deferred tax liabilities, is included in prepaid expenses and other current assets in the accompanying consolidated balance sheets. At January 31, 2000, the valuation allowance relates to the Company's wholly owned subsidiary, Astro-Med GMBH, net operating loss carryforward (NOL) of approximately $186,800 which can be carryforward indefinitely. The future tax benefits of this (NOL) is uncertain because it is limited to future annual taxable income of the subsidiary.

NOTE 7--LEASES

    There are both capital and operating lease commitments for the Company's facilities and certain machinery and equipment. Following is an analysis of assets which are under capital leases.

                                                             JANUARY 31,
                                                        ---------------------
                                                           1999        2000
                                                        ----------   --------
Real Estate...........................................  $4,477,966   $     --
Machinery and Equipment...............................     481,484    382,598
                                                        ----------   --------
                                                         4,959,450    382,598
Less: Accumulated Amortization........................   2,073,867    219,322
                                                        ----------   --------
                                                        $2,885,583   $163,276
                                                        ----------   --------

                                ASTRO-MED, INC.

                                JANUARY 31, 2000

NOTE 7--LEASES (CONTINUED)
    Minimum lease payments under noncancellable leases at January 31, 2000, were as follows:

YEAR ENDING                                               CAPITAL    OPERATING
JANUARY 31,                                                LEASE      LEASES
-----------                                               --------   ---------
2001....................................................  $ 67,658   $317,765
2002....................................................    50,594    170,943
2003....................................................    25,296    108,781
2004....................................................        --     31,612
2005....................................................        --     24,450
2006 and Thereafter.....................................        --     24,450
                                                          --------   --------
Net Minimum Lease Payments..............................   143,548   $678,001
                                                                     ========
Less Amount Representing Interest.......................    11,508
                                                          --------
Current Value of Net Minimum Lease Payments.............  $132,040
                                                          ========

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

    Sales and service activities outside the United States are conducted primarily through wholly-owned entities and, to a lesser extent, through authorized distributors and agents. Transfer prices are intended to produce gross profit margins commensurate with the sales and service effort associated with the product sold. Certain information on a geographic basis for fiscal 1998, 1999, and 2000 is set forth below.

                                        FISCAL 1998   FISCAL 1999   FISCAL 2000
                                        -----------   -----------   -----------
GEOGRAPHICAL INFORMATION
Revenues:
  United States.......................  $41,332,031   $38,673,567   $42,566,264
  Foreign Branches....................    6,630,287     7,689,047     7,967,070
  Transfers among geographical
    areas.............................   (4,214,778)   (4,801,114)   (4,964,588)
                                        -----------   -----------   -----------
                                        $43,747,540   $41,561,500   $45,568,746
                                        ===========   ===========   ===========
Long-lived Assets:
  United States.......................  $ 7,415,100   $ 6,787,325   $ 7,029,468
  Foreign Branches....................      485,641       442,350       482,009
                                        -----------   -----------   -----------
                                        $ 7,900,741   $ 7,229,675   $ 7,511,477
                                        ===========   ===========   ===========

                                ASTRO-MED, INC.

                                JANUARY 31, 2000

NOTE 8--OPERATIONS, GEOGRAPHICAL INFORMATION, AND PRODUCT INFORMATION
(CONTINUED)

                                        FISCAL 1998   FISCAL 1999   FISCAL 2000
                                        -----------   -----------   -----------
Export Revenues Included in United
  States Revenues Above:
  Central and South America...........  $   800,000   $ 1,010,000   $ 1,294,000
  Asia................................    1,494,000       904,000     1,215,000
  Other Europe........................      617,000       729,000     1,284,000
  Australia and New Zealand...........      310,000       437,000       382,000
  Other...............................      291,000       255,000       351,000
                                        ===========   ===========   ===========
                                        $ 3,512,000   $ 3,335,000   $ 4,526,000
                                        ===========   ===========   ===========
Product Information
Revenues:
  Test & Measurement..................  $21,653,000   $15,854,000   $15,702,000
  QuickLabel Systems..................   12,521,000    15,238,000    16,749,000
  Grass Instruments...................    9,574,000    10,470,000    13,118,000
                                        -----------   -----------   -----------
                                        $43,748,000   $41,562,000   $45,569,000
                                        ===========   ===========   ===========

    No single customer accounted for 10% of net sales in fiscal 1998, 1999, or 2000.

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

    All contributions are deposited into trust funds. It is the policy of the Company to fund any contributions accrued. The Company's annual contribution amounts are determined by the Board of Directors. The Company's contributions paid or accrued amounted to $227,400 for fiscal 1998, $230,000 for fiscal 1999 and $230,000 for fiscal 2000.

NOTE 10--ACQUISITIONS

    Effective December 1, 1999, the Company acquired the assets and business of Telefactor Corporation (Telefactor), a privately held corporation for an aggregate purchase price of approximately $3.7 million in cash, including transaction fees. In addition, under the terms of the Asset Purchase Agreement dated December 14, 1999 between the Company and Telefactor (the "Purchase Agreement"), the Company assumed certain liabilities of Telefactor in the amount of approximately $946,000. The acquisition was accounted for as a purchase under APB Opinion No. 16, BUSINESS COMBINATIONS. The Company allocated the purchase price based on the fair values of the net assets acquired and liabilities assumed. Telefactor's results of operations have been included in the Company's consolidated financial results subsequent to the effective date of the acquisition. The purchase price is subject to post-closing purchase price adjustments,

                                ASTRO-MED, INC.

                                JANUARY 31, 2000

NOTE 10--ACQUISITIONS (CONTINUED)
which are currently in negotiation. Up to $225,000 of an escrow account may be refunded to the Company during the next year. The adjustments also include contingent purchase price of up to $3,000,000 to be paid over a 72 month period only if sales of the combined Grass-Telefactor products exceed certain base amounts during that period. In addition, the Company is assessing and formulating a restructuring plan that will include initiatives to integrate the operations of the Company and Telefactor, and reduce overhead costs. Consequently, the purchase price allocation is preliminary and subject to revision.

    The assets acquired by the Company include cash, accounts receivable, inventories, prepaid assets, tangible personal property (consisting primarily of office equipment, furniture and fixtures, motor vehicles and manufacturing equipment) and intangible personal property. Goodwill resulting from the Telefactor acquisition is being amortized over 15 years.

    The components of the purchase price and allocation were as follows:

                                                              (IN THOUSANDS)
                                                              --------------
CONSIDERATION AND ACQUISITION COSTS:
Cash paid...................................................      $3,342
Transaction costs...........................................         332
                                                                  ------
                                                                  $3,674

PRELIMINARY ALLOCATION OF PURCHASE PRICE:
Current Assets..............................................      $1,630
Property, Plant and Equipment...............................         500
Other Assets................................................          67
Goodwill....................................................       2,423
Liabilities assumed.........................................        (946)
                                                                  ------
                                                                  $3,674

    Pro forma results have not been presented because they would not be materially different from the Company's historical financial statements. Telefactor's unaudited sales for the 12 months ended November, 1999 were approximately $5.7 million.

                                ASTRO-MED, INC.

          SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                                            BALANCE AT   PROVISION                               BALANCE
                                            BEGINNING    CHARGED TO                               AT END
DESCRIPTION                                  OF YEAR     OPERATIONS   DEDUCTIONS(2)   OTHER(3)   OF YEAR
-----------                                 ----------   ----------   -------------   --------   --------
Allowance for Doubtful Accounts(1):
  Year Ended January 31,
    1998..................................    175,000      38,585        37,797            --    175,788
    1999..................................    175,788      75,815        39,266            --    212,337
    2000..................................    212,337     167,234        42,414        68,626    405,783

------------------------

(1) The allowance for doubtful accounts has been netted against accounts receivable as of the respective balance sheet dates.

(2) Uncollectible accounts written off, net of recoveries.

(3) Reserve addition from the acquisition of Telefactor.