Form 10-Q
period 2000-04-29
ASTRO MED INC /NEW/
filed 2000-06-08
CIK 8146

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-- EXCHANGE ACT OF 1934
For the quarterly period ended                       April 29, 2000
                               -------------------------------------------------

                                       OR

   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934
For the transition period from _____________________  to _______________________


Commission file number                         0-13200
                      ----------------------------------------------------------

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

                 Common Stock, $.05 Par Value - 4,423,086 shares
                 (excluding treasury shares) as of June 7, 2000

                                 ASTRO-MED, INC.
                                      INDEX

                                                             Page No.
                                                             --------
Part I.  Financial Information:

  Consolidated Balance Sheets -
    January 31, 2000 and April 29, 2000. ........................   3

  Consolidated Statements of Operations -
    Three Months Ended May 1, 1999 and April 29, 2000............   4

  Consolidated Statements of Cash Flows -
    Three Months Ended May 1, 1999 and April 29, 2000............   5

  Notes to Consolidated Financial Statements -
    April 29, 2000...............................................   6,7

  Management's Discussion and Analysis of Financial
    Condition and Results of Operations..........................   8-9

Part II.  Other Information......................................   10

Part I.  FINANCIAL INFORMATION

                                 ASTRO-MED, INC.
                      UNAUDITED CONSOLIDATED BALANCE SHEETS

                                                     January 31,     April 29,
                     ASSETS                             2000          2000
                                                        ----          ----
                                                                   (Unaudited)

CURRENT ASSETS
  Cash and Cash Equivalents...................      $ 4,035,867   $ 1,288,952
  Securities Available for Sale...............        7,211,921     7,520,151
  Accounts Receivable, Net....................        9,270,814     9,388,162
  Inventories.................................       11,537,478    12,301,586
  Prepaid Expenses and Other Current Assets...        1,926,111     1,986,843
                                                    -----------   -----------
       Total Current Assets...................       33,982,191   $32,485,694
PROPERTY, PLANT AND EQUIPMENT                        20,089,355    20,369,612
  Less Accumulated Depreciation...............      (12,577,878)  (12,914,098)
                                                    -----------   -----------
                                                      7,511,477     7,455,514
OTHER ASSETS
  Excess of Cost Over Net Assets Acquired.....        3,153,371     2,897,246
  Amounts Due from Officers...................          480,314       480,314
  Other.......................................          257,178       241,435
                                                    -----------   -----------
                                                      3,890,863     3,618,995
                                                    -----------   -----------
                                                    $45,384,531   $43,560,203
                                                    ===========   ===========

    LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts Payable............................      $ 6,379,792  $  4,633,284
  Accrued Compensation........................        1,710,622     1,459,411
  Accrued Expenses............................        2,324,593     2,753,592
  Income Taxes................................        1,169,234       958,121
  Current Maturities of Long-Term Debt........           60,452        55,333
                                                    -----------    ----------
       Total Current Liabilities..............       11,644,693     9,859,741

LONG-TERM DEBT, Less Current Maturities.......           71,588        49,729

DEFERRED INCOME TAXES.........................          447,666       407,283

SHAREHOLDERS' EQUITY
  Preferred Stock, $10 Par Value,
    Authorized 100,000 Shares, None Issued....
  Common Stock, $.05 Par Value, Authorized
    13,000,000 Shares, Issued 5,148,035
    and 5,148,691 Shares, Respectively........          257,402       257,435
  Additional Paid-In Capital..................        5,647,791     5,651,481
  Retained Earnings...........................       33,065,454    33,046,555
  Treasury Stock, at Cost (729,295 Shares))...       (5,268,103)   (5,268,103)
  Accumulated Other Comprehensive Income (Loss)        (481,960)     (443,918)
                                                    -----------    ----------
                                                     33,220,584    33,243,450
                                                    -----------   -----------
                                                    $45,384,531   $43,560,203
                                                    ===========   ===========

                                 ASTRO-MED, INC.
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                   Three Months Ended
                                                   ------------------
                                                  May 1,        April 29,
                                                  1999            2000
                                                  ----            ----

Net Sales.................................... $10,377,257    $12,374,201
Cost of Sales................................   6,322,510      7,204,278
                                              -----------    -----------
Gross Profit.................................   4,054,747      5,169,923

Costs and Expenses:
  Selling, General and Administrative........   3,688,050      3,907,078
  Research and Development...................     881,009      1,093,090
                                              -----------    -----------
                                                4,569,059      5,000,168
                                              -----------    -----------

Operating Income (Loss)......................    (514,312)       169,755

Other Income (Expense):
  Investment Income..........................     171,489        119,416
  Interest Expense...........................      (4,092)        (5,484)
  Other, Net.................................     (14,614)       (72,047)
                                              -----------    -----------
                                                  152,783         41,885
                                              -----------    -----------

Income (Loss) before Income Taxes............    (361,529)       211,640
Income Taxes.................................     (91,000)        53,780
                                              -----------    -----------

Net Income (Loss)............................ $  (270,529)   $   157,860
                                              ===========    ===========

Income (Loss) Per Common Share-basic.........       $(.06)          $.04
                                                     ====          =====
Income (Loss) Per Common Share-diluted.......       $(.06)          $.04
                                                     ====          =====
Weighted Average Number of Common and Common
  Equivalent Shares Outstanding-basic........   4,474,873      4,418,982
                                                =========      =========
Weighted Average Number of Common and Common
  Equivalent Shares Oustanding-diluted.......   4,474,873      4,479,972
                                                =========      =========
Dividends Declared Per Common Share..........        $.04           $.04
                                                     ====           ====

                                 ASTRO-MED, INC.
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                     Three Months Ended
                                                     ------------------
                                                    May 1,       April 29,
                                                     1999          2000
                                                     ----          ----
Cash Flows from Operating Activities:
    Net Income (Loss)............................  $ (270,529)   $   157,860
Adjustments to Reconcile Net Loss to
  Net Cash Provided by Operating Activities:
         Depreciation and Amortization.............   350,384        367,346
         Deferred Income Taxes.....................         -        (97,873)
         Other.....................................  (159,576)        83,488
     Changes in Assets and Liabilities:
        Accounts Receivable....................       718,876       (117,348)
        Inventories............................      (513,347)      (764,108)
        Other..................................      (169,473)        12,499
        Accounts Payable and Accrued Expenses..      (420,958)    (1,568,719)
        Income Taxes...........................       (44,155)      (211,113)
                                                    ---------     -----------
          Total Adjustments....................      (238,249)    (2,295,828)
    Net Cash Used by Operating Activities......      (508,778)    (2,137,968)

Cash Flows from Investing Activities:
    Proceeds from Sales of Securities
      Available for Sale.........................   1,891,670        385,241
    Purchases of Securities Available
      for Sale...................................  (1,969,034)      (693,471)
    Refund of Purchase Price for Acquisition.....           -        225,000
    Additions to Property, Plant and Equipment...    (356,200)      (325,710)
                                                   ----------     ----------
      Net Cash Used by
        Investing Activities.....................    (433,564)      (408,940)

Cash Flows from Financing Activities:
    Principle Payments on Capital Leases.........     (58,207)       (26,978)
    Proceeds from Common Shares Issued
      Under Employee Benefit Plans...............       4,316          3,730
    Purchases of Treasury Stock..................     (96,313)             -
    Dividends Paid...............................    (180,499)      (176,759)
                                                   ----------     ----------
      Net Cash Used by Financing Activities......    (330,703)      (200,007)

Net Decrease in Cash and Cash Equivalents......    (1,273,045)    (2,746,915)
Cash and Cash Equivalents, Beginning of Period.     4,946,289      4,035,867
                                                   ----------     ----------

Cash and Cash Equivalents, End of Period.......    $3,673,244     $1,288,952
                                                   ==========    ===========

Supplemental Disclosures of Cash Flow
    Information:
      Cash Paid During the Period for:
        Interest.................................  $    3,155    $     5,537
        Income Taxes.............................  $   45,830    $   232,823

                                 ASTRO-MED, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 April 29, 2000

Note 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        (a) The accompanying financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments which, in the opinion of management, are necessary for a fair statement of the results of the interim periods presented. These financial statements do not include all disclosures associated with annual financial statements and, accordingly, should be read in conjunction with footnotes contained in the Company's annual report on Form 10-K for the year ended January 31, 2000.

        (b) Net Income/Loss per common share has been computed and presented pursuant to the provisions of Statement of Financial Accounting Standards No. 128, Earnings Per Share, which was adopted in fiscal 1998. Net income/loss per share is based on the weighted average number of shares outstanding during the period. Net income/loss per share assuming dilution is based on the weighted average number of shares and, if dilutive, common equivalent shares for stock options outstanding during the period.

                                                      Three Months Ended
                                                     May 1,         April 29,
                                                     1999            2000
                                                     ----            ----

  Weighted Average Common Shares
        Outstanding-basic.......................    4,474,873     4,418,982

  Diluted Effect of Options Outstanding.....                -        60,990

  Weighted Average Common Shares Outstanding
        diluted.................................    4,474,873     4,479,972
                                                    =========     =========

  For the three month's ended April 29, 2000 and May 1, 1999, the diluted per share amounts do not reflect options outstanding of 987,850 and 939,375 respectively, because their effect is anti-dilutive.

Note 2 - COMPREHENSIVE INCOME

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

                                                       Three Months Ended
                                                       ------------------
                                                        May 1,    April 29,
                                                         1999       2000
                                                         ----       ----
Comprehensive Income (Loss):
        Net Income (Loss)                              $(270,529)   $ 157,860
                                                       ---------    ---------
Other Comprehensive Income (Loss):
          Foreign currency translation adjustments,
                net of tax                               (88,018)     (12,413)
          Unrealized gain(loss) on securities:
                Unrealized holding gain (loss)
                  arising during the period, net
                  of tax                                 (62,210)      35,102
                Reclassification adjustment for gain
                (loss) included in net income, net
                of tax                                     2,148       (1,875)
                                                       ---------    ---------
        Other Comprehensive Income (Loss):              (148,080)      20,814
                                                       ---------    ---------
        Comprehensive Income (Loss)                    $(418,609)   $ 178,674
                                                       =========    =========


Note 3 - INVENTORIES

        Inventories are stated at the lower of cost (first-in, first-out) or market and include material, labor and manufacturing overhead. The components of inventories were as follows:

                                      January 31,           April 29,
                                         2000                 2000
                                         ----                 ----
     Materials and Supplies...       $ 5,835,050          $ 6,943,065
     Work-In-Process..........         1,557,734            1,480,681
     Finished Goods...........         4,144,694            3,877,840
                                     -----------          -----------
                                     $11,537,478          $12,301,586
                                     ===========          ===========


Note 4 - Purchase Price Refund

        During the quarter ended April 29, 2000, the Company received $225,000 that was held in escrow relative to the acquisition of Telefactor Corporation. The amount represents a reduction in purchase price. The purchase price is subject to further post-closing price adjustments, which are currently in negotiation.

                                 ASTRO-MED, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:

         Sales revenues in the first quarter were $12,374,000, a 19% increase over the prior year's first quarter sales of $10,377,000. Sales from the Company's recent acquisition, Telefactor, contributed to the first quarter increment with sales revenues of $1,408,000. Domestic sales were $8,901,000 an increase of $1,569,000 or 21% over the domestic sales of first quarter of fiscal year 2000. Revenues through the Company's international channels were $3,473,000, an increase of $428,000 or 14% over last year's first quarter export sales.

         The Company's product groups reported mixed results. QuickLabel Systems
(QLS) products led the Company's sales growth in the first quarter with sales of $4,887,000. The QLS sales increase was 19% over last year with exceptional growth through the Company's domestic channels being the prime reason for the increment. Test & Measurement (T & M) sales in the quarter were virtually flat with last year at $3,293,000. Sales of this product group varied by channel with unit growth realized from the Company's domestic and foreign office branches, whereas sales through the Company's international dealer network lagged behind last year. Grass-Telefactor sales in the first quarter were mixed at $4,194,000 as compared to $2,940,000 for the prior year period. Although Telefactor product sales were 11% of the Company's total sales in the quarter, Telefactor sales were lower than expectations. Integration related activities of the Telefactor and Grass Instrument product lines delayed shipments in the quarter. The Grass Instrument's Heritage product line reported 13% growth in unit sales from last year's first quarter.

         Gross profit dollars were $5,170,000, a 27% increase over last year. The Gross profit margin realized in the quarter was 41.8%, a notable improvement over last year's margin of 39.1%. Product mix and improved margins in each product group account for this quarter's result.

         Operating Expenses in the quarter were $5,000,000, consuming 40(CENTS) of the sales dollar. Selling and general administrative spending rose 6% from last year to $3,907,000. The increment is due to additions in sales and administration personnel from the Telefactor acquisition. Research and development funding increased 24% from the prior year to $1,093,000, as the Company increased its commitment to new product development by additions in engineering personnel related to the Grass-Telefactor product group. In the quarter, R & D spending was 9% of sales up from last year's run rate of 8%.

         Operating income in the quarter was $170,000, a $684,000 improvement from last year and provided a 1.4% yield on sales.

         Other income decreased to $42,000 from last year's $153,000. The result stems from lower interest and dividend income due to a reduced level of investable funds.

         Net Income in the first quarter was $158,000 equal to 4(CENTS) earnings per share. This compares to a net loss of $271,000, equal to 6(CENTS) loss per share in the prior year's first quarter.


FINANCIAL CONDITION:

         On the balance sheet, total assets were $43,560,000 at the end of the first quarter, lower by 4% from the fiscal year 2000 year-end balance of $45,385,000.

         Cash and securities available for sale declined $2,439,000 in the quarter to $8,809,000 at quarter's end. The demand placed on the Company's cash balances during the year was traceable to working capital requirements, capital expenditures and cash dividends.

         Accounts Receivable balances rose 1% to $9,388,000 and reflects 62 days sales outstanding.

         Inventory dollars rose 7% to $12,302,000 from the year-end level as the Company increased its build of components in anticipation of the new product launch of the Everest and LRU product lines.

         Capital expenditures were $326,000 in the quarter as the Company purchased machinery and equipment, information technology hardware and software and tools and dies.

         The Company paid cash dividends in the quarter of $177,000 or 4(CENTS) per common share. The book value per share remained at $7.42, matching the book value per share at fiscal year 2000 year-end.


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

PART II.  OTHER INFORMATION

Item 4.  Results of Votes of Security Holders

        An Annual Meeting of Shareholders of the registrant was held May 16, 2000. A proposed increase in the maximum shares under the 1997 Incentive Stock Option Plan of 500,000 to 1,250,000 was presented to shareholders for their approval. Also, shareholders were asked to elect a Board of Directors to serve until the next Annual Meeting of Shareholders or until their successors are elected and qualified.

        The Company proposed increase in the maximum share under the 1997 Incentive Stock Option Plan was approved by the following vote: For-2,307,026; Against-568,362; Abstain-12,131.

        In an uncontested election, nominees for directors were elected by the following votes:

        Name of Nominee               Votes                  Votes
         for Director                  For                  Withheld
        ---------------               ----                  --------
        Albert W. Ondis              3,859,637               377,082
        Everett V. Pizzuti           3,859,637               377,082
        Jacques V. Hopkins           3,859,862               376,857
        Hermann Viets                3,859,862               376,857
        Neil K. Robertson            3,859,862               376,857

Item 6. Exhibits and Reports on Form 8-K

(a)     Exhibits:

        None.

(b)     Reports on Form 8-K:

        On February 25, 2000 the Company filed Amendment No. 1 to the Form 8-K indicating that under the provisions of Regulation S-K no financial statements were required to be filed with respect to the acquisition of Telefactor Corporation.
                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        ASTRO-MED, INC.
                                         (Registrant)


Date:  June 7, 2000              By ____________________________
                                        A. W. Ondis, Chairman
                                       (Principal Executive Officer)


Date:  June 7, 2000              By ____________________________
                                        Joseph P. O'Connell, Vice
                                        President and Treasurer
                                       (Principal Financial Officer)