Form 10-Q
period 2000-07-29
ASTRO MED INC /NEW/
filed 2000-09-07
CIK 8146

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---  EXCHANGE ACT OF 1934

For the quarterly period ended                     JULY 29, 2000
                               ------------------------------------------------

                                       OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES --- EXCHANGE ACT OF 1934

For the transition period from                        to
                               ----------------------    ----------------------


Commission file number                         0-13200
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

               Common Stock, $.05 Par Value - 4,428,821 shares
               (excluding treasury shares) as of September 5, 2000

                                 ASTRO-MED, INC.
                                      INDEX

                                                             PAGE NO.

Part I.  Financial Information:

  Consolidated Balance Sheets -
    January 31, 2000 and July 29, 2000........................   3

  Consolidated Statements of Income -
    Three Months Ended July 31, 1999 and July 29, 2000 .......   4

  Consolidated Statements of Income -
    Six Months Ended July 31, 1999 and July 29, 2000 .........   5

  Consolidated Statements of Cash Flows -
    Six Months Ended July 31, 1999 and July 29, 2000 .........   6

  Notes to Consolidated Financial Statements -
    July 29, 2000.............................................   7,8

  Management's Discussion and Analysis of Financial
    Condition and Results of Operations.......................   9-11

Part II.  Other Information...................................   12

Part I.  FINANCIAL INFORMATION

                                 ASTRO-MED, INC.

                      UNAUDITED CONSOLIDATED BALANCE SHEETS

                                                     JANUARY 31,     JULY 29,
                     ASSETS                             2000           2000
                                                        ----           ----
                                                                   (Unaudited)

CURRENT ASSETS

  Cash and Cash Equivalents...................      $ 4,035,867   $ 2,294,610
  Securities Available for Sale...............        7,211,921     6,199,442
  Accounts Receivable, Net....................        9,270,814    10,264,957
  Inventories.................................       11,537,478    11,602,574
  Prepaid Expenses and Other Current Assets...        1,926,111     1,894,947
                                                    -----------   -----------
       Total Current Assets...................       33,982,191   $32,256,530

PROPERTY, PLANT AND EQUIPMENT                        20,089,355    20,426,627
  Less Accumulated Depreciation...............      (12,577,878)  (13,179,859)
                                                    -----------   -----------
                                                      7,511,477     7,246,768
OTHER ASSETS
  Excess of Cost Over Net Assets Acquired.....        3,153,371     2,860,669
  Amounts Due from Officers...................          480,314       480,314
  Other.......................................          257,178       146,728
                                                    -----------   -----------
                                                      3,890,863     3,487,711
                                                    -----------   -----------
                                                    $45,384,531   $42,991,009
                                                    ===========   ===========

      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts Payable............................      $ 6,379,792  $  4,672,886
  Accrued Compensation........................        1,710,622     1,521,144
  Accrued Expenses............................        2,324,593     1,971,261
  Income Taxes................................        1,169,234     1,028,517
  Current Maturities of Long-Term Debt........           60,452        56,164
                                                    -----------    ----------
       Total Current Liabilities..............       11,644,693     9,249,972

LONG-TERM DEBT, Less Current Maturities.......           71,588        38,132

DEFERRED INCOME TAXES.........................          447,666       388,769

SHAREHOLDERS' EQUITY
  Preferred Stock, $10 Par Value,
    Authorized 100,000 Shares, None Issued....
  Common Stock, $.05 Par Value, Authorized
    13,000,000 Shares, Issued 5,148,035
    and 5,157,663 Shares, Respectively........          257,402       257,883
  Additional Paid-In Capital..................        5,647,791     5,695,423
  Retained Earnings...........................       33,065,454    33,137,437
  Treasury Stock, at Cost (729,295 Shares)....       (5,268,103)   (5,268,103)
  Accumulated Other Comprehensive
    Income (Loss).............................         (481,960)     (508,504)
                                                    -----------   -----------
                                                     33,220,584    33,314,136
                                                    -----------   -----------
                                                    $45,384,531   $42,991,009
                                                    ===========   ===========

                                 ASTRO-MED, INC.
                   UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

                                                  THREE MONTHS ENDED
                                                JULY 31,        JULY 29,
                                                  1999            2000
                                                  ----            ----

Net Sales.................................... $11,084,681    $13,219,471
Cost of Sales................................   6,518,432      7,816,885
                                              -----------    -----------
Gross Profit.................................   4,566,249      5,402,586

Costs and Expenses:
  Selling, General and Administrative........   3,575,366      3,998,476
  Research and Development...................     792,830      1 142,544
                                              -----------    -----------
                                                4,368,196      5,141,020
                                              -----------    -----------

Operating Income.............................     198,053        261,566
Other Income (Expense):
  Investment Income..........................     174,778        111,064
  Interest Income (Expense)..................      (3,481)         3,287
  Other, Net.................................      (7,821)       (18,853)
                                              ------------   -----------
                                                  163,476         95,498
                                              -----------    -----------

Income before Income Taxes.....................   361,529        357,064
  Provision for Income Taxes..................     91,000         89,266
                                              ------------    ----------

Net Income................................... $   270,529    $   267,798
                                              ===========    ===========

Earnings Per Common Share-basic..............       $ .06          $ .06
                                                     ====          =====
Earnings Per Common Share-diluted............       $ .06          $ .06
                                                     ====          =====
Weighted Average Number of Common and Common
  Equivalent Shares Outstanding-basic........   4,433,858      4,425,039
                                                =========      =========
Weighted Average Number of Common and Common
  Equivalent Shares Oustanding-diluted.......   4,497,357      4,458,497
                                                =========      =========
Dividends Declared Per Common Share..........        $.04           $.04
                                                     ====           ====

                                 ASTRO-MED, INC.
                   UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

                                                   SIX MONTHS ENDED
                                                JULY 31,       JULY 29,
                                                  1999           2000
                                                  ----           ----

Net Sales.................................... $21,461,938    $25,593,672
Cost of Sales................................  12,840,942     15,021,163
                                              -----------    -----------
Gross Profit.................................   8,620,996     10,572,509

Costs and Expenses:
  Selling, General and Administrative........   7,263,416      7,905,553
  Research and Development...................   1,673,839      2,235,634
                                              -----------    -----------
                                                8,937,255     10,141,187
                                              -----------    -----------

Operating Income (Loss)......................    (316,259)       431,322

Other Income (Expense):
  Investment Income..........................     346,267        230,480
  Interest Expense...........................      (7,573)        (2,198)
  Other, Net.................................      22,435        (90,899)
                                              -----------    -----------
                                                  316,259        137,383
                                              -----------    -----------

Income before Income Taxes...................           0        568,705
Provision for Income Taxes...................           0       (143,047)
                                              -----------    ------------
Net Income................................... $         0    $   425,658
                                              ===========    ===========

Earnings Per Common Share-basic..............       $ .00          $ .10
                                                     ====          =====
Earnings Per Common Share-diluted............       $ .00          $ .10
                                                     ====          =====
Weighted Average Number of Common and Common
  Equivalent Shares Outstanding-basic........   4,454,251      4,422,043
                                                =========      =========
Weighted Average Number of Common and Common
  Equivalent Shares Oustanding-diluted.......   4,488,747      4,468,492
                                                =========      =========
Dividends Declared Per Common Share..........        $.08           $.08
                                                     ====           ====

                                 ASTRO-MED, INC.
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                        SIX MONTHS ENDED
                                                     JULY 31,     JULY 29,
                                                       1999         2000
                                                       ----         ----
Cash Flows from Operating Activities:
    Net Income...................................  $        0    $  425,658
Adjustments to Reconcile Net Income to
  Net Cash Used by Operating Activities:
        Depreciation and Amortization............     724,685       669,320
        Gain on Sale of Assets...................       3,912            --
        Other....................................     (65,304)           --
        Changes in Assets and Liabilities:
          Accounts Receivable....................    (474,706)     (994,142)
          Inventories............................    (229,387)      (65,096)
          Other..................................     136,825        22,231
          Accounts Payable and Accrued Expenses..    (432,562)   (2,086,099)
          Income Taxes...........................     (76,760)     (211,113)
                                                   ----------    ----------
            Total Adjustments....................    (413,297)   (2,664,899)
  Net Cash Used by
          Operating Activities...................    (413,297)   (2,239,241)

Cash Flows from Investing Activities:
    Proceeds from Sales of Securities
      Available for Sale.........................   2,616,150     2,726,901
    Purchases of Securities Available
      for Sale...................................  (2,772,170)   (1,714,423)
    Proceeds from Sales of Assets................       2,800            --
    Refund of Purchase Price for Acquisition.....                   225,000
    Additions to Property, Plant and Equipment...    (742,439)     (396,186)
                                                   ----------    ----------
      Net Cash Provided (Used) by
        Investing Activities.....................    (895,659)      841,292

Cash Flows from Financing Activities:
    Principle Payments on Capital Leases.........     (86,788)      (37,744)
    Proceeds from Common Shares Issued
      Under Employee Benefit Plans...............       9,331        48,120
    Purchases of Treasury Stock..................    (404,001)           --
    Dividends Paid...............................    (358,571)     (353,682)
                                                   ----------    ----------
      Net Cash Used by Financing Activities......    (840,029)     (343,306)

Net Decrease in Cash and Cash Equivalents........  (2,148,985)   (1,741,255)
Cash and Cash Equivalents, Beginning of Period...   4,946,289     4,035,867
                                                   ----------    ----------

    Cash Equivalents, End of Period..............  $2,797,304    $2,294,610
                                                   ==========    ==========

Supplemental Disclosures of Cash Flow
    Information:
      Cash Paid During the Period for:
        Interest.................................  $    7,260    $    2,250
        Income Taxes.............................  $   45,830    $  232,823

                                 ASTRO-MED, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  July 29, 2000

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

        (b) Earnings per common share has been computed and presented pursuant to the provisions of Statement of Financial Accounting Standards No. 128, Earnings Per Share, which was adopted in fiscal 1998. Net income per share basic is based on the weighted average number of shares outstanding during the period. Net income per share, assuming dilution is based on the weighted average number of shares and, if dilutive, common equivalent shares for stock options outstanding during the period.


                                                THREE MONTHS ENDED        SIX MONTHS ENDED
                                               JULY 31,     JULY 29,    JULY 31,     JULY 29,
                                                 1999         2000        1999         2000
                                                 ----         ----        ----         ----
  Weighted Average Common Shares
     Outstanding-basic ...................... 4,433,858    4,425,039    4,454,251    4,422,043
  Diluted Effect of Options Outstanding......    63,499       33,458       34,496       46,449
                                              ---------    ---------    ---------    ---------
  Weighted Average Common Shares
    Outstanding - diluted.................... 4,497,357    4,458,497    4,488,747    4,468,492
                                              =========    =========    =========    =========

  For the three month's ended July 31, 1999 and July 29, 2000, respectively, the diluted per share amounts do not reflect options outstanding of 636,500 and 1,000,875, respectively because their effect is anti-dilutive.

  For the six month's ended July 31, 1999 and July 29, 2000, respectively, the diluted per share amounts do not reflect options outstanding of 650,500 and 997,875, respectively because their effect is anti-dilutive.

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


                                                THREE MONTHS ENDED      SIX MONTHS ENDED
                                                JULY 31,   JULY 29,    JULY 31,   JULY 29,
                                                  1999       2000        1999       2000
                                                  ----       ----        ----       ----
Comprehensive Income:
        Net Income............................  $270,529   $267,798   $       0   $425,658
                                                --------   --------   ---------   --------

        Other Comprehensive Income (Loss):
          Foreign currency translation
                adjustments, net of tax.......    64,354    (60,679)    (23,663)   (73,092)
          Unrealized gain (loss)
                in securities:
                Unrealized holding gain (loss)
                 arising during the period,
                 net of tax...................   (99,514)    11,446    (159,577)    46,548
          Reclassification adjustment
                for gain (loss) included in
                 net income, net of tax.......        --         --          --     (1,875)
                                                --------   --------   ---------   --------
        Other Comprehensive Income (Loss).....   (35,160)   (49,233)   (183,240)   (28,419)

        Comprehensive Income (Loss) ..........  $235,369   $218,565   $(183,240)  $397,239
                                                ========   ========   =========   ========


Note 3 - INVENTORIES

        Inventories are stated at the lower of cost (first-in, first-out) or market and include material, labor and manufacturing overhead. The components of inventories were as follows:

                                      JANUARY 31,           JULY 29,
                                         2000                 2000
                                         ----                 ----

     Materials and Supplies...       $ 5,835,050          $ 5,956,072
     Work-In-Process..........         1,557,734            1,470,664
     Finished Goods...........         4,144,694            4,175,838
                                     -----------          -----------
                                     $11,537,478          $11,602,574
                                     ===========          ===========

                                 ASTRO-MED, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:

         Astro-Med's sales in the quarter were $13,219,000, a 19% increase from the 2nd quarter sales of the prior year. Sales through the Company's domestic channels were $9,339,000, a 9% increment from last year, while export sales at $3,880,000, increased 52% from last year. Export sales volume is distributed globally through Europe, Asia, Middle East, South & Central America, Canada and Australia markets. In this quarter, shipments to European customers represented 60% of export sales, with sales of Telefactor products representing $906,000 of the increase.

         Relative to the Company's three product groups, the Grass-Telefactor-TM- group proved especially strong in this quarter, accounting for 38% of total revenue. The product group reached a record sales volume of $5,036,000, representing a 75% increase from the prior year's sales. The inclusion of the Telefactor product line at $1,822,000, coupled with shipments of the new Aurora-TM- product line drove the quarter's strong results.

         The Company's QuickLabel-Registered Trademark- Systems (QLS) products reached sales of $4,613,000 in the quarter, a 14% increase from last year. Sales of QLS products through the Company's domestic and export channels were both healthy. However, sales through the export channels were especially strong, rising 19% from the prior year level.

         Test and Measurement (T & M) sales, which include shipments of the Company's newest line of recorder workstations, Everest-TM-, were $3,570,000. Customer acceptance of the Everest by both Aerospace and non-aerospace companies continues to grow in spite of delayed capital budgetary approvals and funding timetables that somewhat tempered the current quarter's volume of Everest shipments. While 2nd quarter sales passed the 1st quarter's volume by 8%, sales of T & M products ran behind the prior year's 2nd quarter by 14%. Volatility in the aerospace market has continued to affect the Company's consistent growth strategy.

         After two quarters, the Company's current year's sales are $25,593,000. This volume is running ahead of the prior year by 19%, as a combination of QLS unit growth (up 16%), the addition of the Telefactor product line ($3,230,000) and new product introductions from Grass Instruments (Aurora) positively impacting this year's growth.

         The T & M product group shows a mixed performance through six months, exhibiting sales growth between the 1st two quarters of this year, but lagging behind in aggregate dollars from last year's sales by 8%.

         Gross profits in the 2nd quarter totaled $5,402,000, an 18% improvement over last year. The mix of sales in the 2nd quarter produced a gross profit margin of 40.9%, slightly lower than last year's 41.2% gross profit margin. For the year, gross profit dollars are $10,572,000, a 23% improvement from last year. Relative to gross profit margins, this year's sales mix generated a gross profit margin of 41.3%, an improvement on the prior year's gross profit margin of 40.2%.

        The second quarter's operating expenses of $5,141,000 increased 18% from last year's second quarter spending. The increment is traceable exclusively to personnel additions in sales, service, research and development, and general and administrative functions associated with the Telefactor acquisition. On a year to date basis, operating expenses were $10,141,000, 13% higher than the prior year's first six months. Exhibiting a similar profile, the increase is due to personnel additions from the Telefactor acquisition.

         Operating income reached $261,000 in the quarter, a strong improvement from the first quarter of 54% and a 32% increase from the prior year's 2nd quarter's operating increase. Our operating profit margin also improved from last year to reach 2% of sales. For the six-month period, operating income was $431,000, an improvement of $748,000 from the prior year's operating loss of $316,000. The current year's operating margin on sales is 1.7% as compared with a negative 1.5% for the comparable period last year.

         Other income in the quarter was $95,000, down from the prior year's $163,000. The change is due to lower interest and dividend income stemming from a reduced level of investable funds. For the first six months, the Company's other income totaled $137,000 as compared to other income for the prior year of $316,000. The result is traceable to lower interest income and foreign currency translation adjustments in the current year. The reduced income level also stems from a lower pool of investable funds.

         Net income in the quarter was $268,000 equal to 6(cent) per common share. This result approximates last year's net income in the 2nd quarter of $271,000 or 6(cent) per common share. The return on sales for the quarter was 2% down from the prior year's return of 2.5%. For the year, the Company has earned net income of $426,000 or 10(cent) per common share, which compares favorably to the Company's break even performance for last year's first six months.

FINANCIAL CONDITION:

         The Company's balance sheet at quarter's end consisted of Assets of $42,991,000, Liabilities of $9,677,000 and Shareholders' Equity of $33,314,000. Relative to liquidity, the Company's combined Cash and Securities Available for Sale declined $2,754,000 from year-end to $8,494,000 at the end of the quarter. The decrease was due to cash being consumed in funding trade payable obligations as well as an increase in accounts receivable.

         Relative to capital asset efficiency, the Company's accounts receivable investment of $10,265,000 represents 65 days sales outstanding whereas the inventory balances of $11,603,000 reflects a turnover rate of 2 times.

         Capital expenditures during the first six months were $396,000 with spending confined to machinery and equipment, information technology hardware and software, and building improvements.

         We paid $354,000 in cash dividends to shareholders during the first six months. At the end of the quarter, the Company's book value per share was $7.47 per share, up nominally from the year end value of $7.39 per share.

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

                                             ASTRO-MED, INC.
                                              (Registrant)

Date:  September 5, 2000             By
                                         -----------------------------
                                         A. W. Ondis, Chairman
                                         (Principal Executive Officer)

Date:  September 5, 2000             By
                                         -----------------------------
                                         Joseph P. O'Connell, Vice
                                         President and Treasurer
                                         (Principal Financial Officer)