Form 10-Q
period 2000-10-28
ASTRO MED INC /NEW/
filed 2000-12-04
CIK 8146

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-- EXCHANGE ACT OF 1934
For the quarterly period ended                       October 28, 2000
                               -------------------------------------------------

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

                 Common Stock, $.05 Par Value - 4,229,127 shares
                 (excluding treasury shares) as of November 30, 2000

                                 ASTRO-MED, INC.
                                      INDEX

                                                               Page No.
                                                               --------
Part I.  Financial Information:

  Consolidated Balance Sheets -
    January 31, 2000 and October 28, 2000 ......................   3

  Consolidated Statements of Income -
    Three Months Ended October 30, 1999 and October 28, 2000....   4

  Consolidated Statements of Income -
    Nine Months Ended October 30, 1999 and October 28, 2000 ....   5

  Consolidated Statements of Cash Flows -
    Nine Months Ended October 30, 1999 and October 28, 2000 ....   6

  Notes to Consolidated Financial Statements -
    October 28, 2000 ...........................................   7,8

  Management's Discussion and Analysis of Financial
    Condition and Results of Operations.........................   9-11

Part II.  Other Information.....................................   12

Part I.  FINANCIAL INFORMATION
                                 ASTRO-MED, INC.
                      UNAUDITED CONSOLIDATED BALANCE SHEETS

                                                     January 31,   October 28,
                     ASSETS                             2000          2000
                                                        ----          ----
                                                                   (Unaudited)
CURRENT ASSETS
  Cash and Cash Equivalents...................      $ 4,035,867   $ 2,442,534
  Securities Available for Sale...............        7,211,921     6,186,565
  Accounts Receivable, Net....................        9,270,814     9,368,028
  Inventories.................................       11,537,478    11,238,268
  Prepaid Expenses and Other Current Assets...        1,926,111     1,946,444
                                                    -----------   -----------
       Total Current Assets...................       33,982,191   $31,181,839
PROPERTY, PLANT AND EQUIPMENT                        20,089,355    20,687,495
  Less Accumulated Depreciation...............      (12,577,878)  (13,509,836)
                                                    -----------   -----------
                                                      7,511,477     7,177,659
OTHER ASSETS
  Goodwill, Net of Accumulated Amortization...        3,153,371     2,797,025
  Amounts Due from Officers...................          480,314       480,314
  Other.......................................          257,178       121,916
                                                    -----------   -----------
                                                      3,890,863     3,399,255
                                                    -----------   -----------
                                                    $45,384,531   $41,758,753
                                                    ===========   ===========

    LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts Payable............................      $ 6,379,792  $  4,986,648
  Accrued Compensation........................        1,710,622     1,432,008
  Accrued Expenses............................        2,324,593     2,128,763
  Income Taxes................................        1,169,234       327,690
  Current Maturities of Long-Term Debt........           60,452        57,038
                                                    -----------    ----------
       Total Current Liabilities..............       11,644,693     8,932,147

LONG-TERM DEBT, Less Current Maturities.......           71,588        26,290

DEFERRED INCOME TAXES.........................          447,666       388,769

SHAREHOLDERS' EQUITY
  Preferred Stock, $10 Par Value,
    Authorized 100,000 Shares, None Issued....
  Common Stock, $.05 Par Value, Authorized
    13,000,000 Shares, Issued 5,148,035
    and 5,158,387 Shares, Respectively........          257,402       257,926
  Additional Paid-In Capital..................        5,647,791     5,698,758
  Retained Earnings...........................       33,065,454    32,261,730
  Treasury Stock, at Cost (729,295 Shares)....       (5,268,103)   (5,268,103)
  Accumulated Other Comprehensive Income (Loss)        (481,960)     (538,764)
                                                    -----------   -----------
                                                     33,220,584    32,411,547
                                                    -----------   -----------
                                                    $45,384,531   $41,758,753
                                                    ===========   ===========

                                 ASTRO-MED, INC.
                   UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

                                                   Three Months Ended
                                              October 30,      October 28,
                                                  1999            2000
                                                  ----            ----
Net Sales.................................... $11,044,728    $11,730,836
Cost of Sales................................   6,470,743      7,497,955
                                              -----------    -----------
Gross Profit.................................   4,573,985      4,232,881

Costs and Expenses:
  Selling, General and Administrative........   3,376,717      4,148,908
  Research and Development...................     770,182        978,439
                                              -----------    -----------
                                                4,146,899      5,127,347

Operating Income (Loss)......................     427,086       (894,466)
Other Income (Expense):
  Investment Income..........................     166,353        111,698
  Interest Expense...........................      (3,718)        (3,841)
  Other, Net.................................     (40,962)      (143,364)
                                              ------------   -----------
                                                  121,673        (35,507)

Income (Loss) before Income Taxes............     548,759       (929,973)
Provision for Income Tax Expense (Benefit)...     138,314       (232,000)
                                              ------------   ------------

Net Income (Loss)............................ $   410,445    $  (697,973)
                                              ===========    ===========

Earnings (Loss) Per Common Share-basic.......       $ .09          $(.16)
                                                     ====          =====
Earnings (Loss) Per Common Share-diluted.....       $ .09          $(.16)
                                                     ====          =====
Weighted Average Number of Common and Common
  Equivalent Shares Outstanding-basic........   4,410,402      4,428,825
                                                =========      =========
Weighted Average Number of Common and Common
  Equivalent Shares Oustanding-diluted.......   4,451,715      4,446,487
                                                =========      =========
Dividends Declared Per Common Share..........        $.04           $.04
                                                     ====           ====

                                 ASTRO-MED, INC.
                   UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

                                                    Nine Months Ended
                                               October 30,    October 28,
                                                  1999           2000
                                                  ----           ----
Net Sales.................................... $32,506,666    $37,324,509
Cost of Sales................................  19,311,685     22,519,119
                                              -----------    -----------
Gross Profit.................................  13,194,981     14,805,390

Costs and Expenses:
  Selling, General and Administrative........  10,640,132     12,054,515
  Research and Development...................   2,444,022      3,214,073
                                              -----------    -----------
                                               13,084,154     15,268,588
                                              -----------    -----------
Operating Income (Loss)......................     110,827       (463,198)

Other Income (Expense):
  Investment Income..........................     512,620        342,178
  Interest Expense...........................     (11,291)        (6,038)
  Other, Net.................................     (63,397)      (234,264)
                                              -----------     ----------
                                                  437,932        101,876
                                              -----------    -----------

Income (Loss) before Income Taxes............     548,759       (361,322)
Provision for Income Tax Expense (Benefit)...     138,314       ( 88,953)
                                              -----------    ------------
Net Income (Loss)............................ $   410,445    $  (272,368)
                                              ===========    ===========

Earnings (Loss) Per Common Share-basic. .....       $ .09          $(.06)
                                                     ===           =====
Earnings (Loss) Per Common Share-diluted.....       $ .09          $(.06)
                                                     ====          =====
Weighted Average Number of Common and Common
  Equivalent Shares Outstanding-basic........   4,439,580      4,424,321
                                                =========      =========
Weighted Average Number of Common and Common
  Equivalent Shares Oustanding-diluted.......   4,498,602      4,463,154
                                                =========      =========
Dividends Declared Per Common Share..........        $.12           $.12
                                                     ====           ====

                                 ASTRO-MED, INC.
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                        Nine Months Ended
                                                        -----------------
                                                     October 30,    October 28,
                                                        1999           2000
                                                        ----           ----
Cash Flows from Operating Activities:
    Net Income (Loss) ...........................   $   410,445    $  (272,368)
Adjustments to Reconcile Net Income (Loss) to Net
   Cash Provided(Used) by Operating Activities:
         Depreciation and Amortization ..........       950,283      1,063,305
         Gain on Sale of Assets .................         3,912             --
         Other ..................................          (895)        69,661
   Changes in Assets and Liabilities:
        Accounts Receivable .....................      (399,864)       (97,214)
        Inventories .............................      (267,732)       299,210
        Other ...................................       (98,441)        37,156
        Accounts Payable and Accrued Expenses ...     1,057,768     (1,867,588)
        Income Taxes ............................        45,541       (841,544)
                                                    -----------    -----------
          Total Adjustments .....................     1,290,572     (1,337,014)
     Net Cash Provided (Used) by
        Operating Activities: ...................     1,701,017     (1,609,382)

Cash Flows from Investing Activities:
    Proceeds from Sales of Securities
      Available for Sale ........................     3,386,519      3,109,928
    Purchases of Securities Available
      for Sale ..................................    (3,670,486)    (2,084,572)
    Proceeds from Sales of Assets ...............         2,800             --
    Refund of Purchase Price for Acquisition ....                      225,000
    Additions to Property, Plant and Equipment ..      (867,871)      (705,731)
                                                    -----------    -----------
      Net Cash (Used) Provided  by
        Investing Activities ....................    (1,149,038)       544,625

Cash Flows from Financing Activities:
    Principle Payments on Capital Leases ........      (188,733)       (48,712)
    Proceeds from Capital Lease Obligations .....       135,615             --
    Proceeds from Common Shares Issued
      Under Employee Benefit Plans ..............        14,495         51,492
    Purchases of Treasury Stock .................      (451,001)            --
    Dividends Paid ..............................      (535,141)      (531,356)
                                                    -----------    -----------
      Net Cash Used by Financing Activities .....    (1,024,765)      (528,576)

Net Decrease in Cash and Cash Equivalents .......      (472,786)    (1,593,333)
Cash and Cash Equivalents, Beginning of Period ..     4,946,289      4,035,867
                                                    -----------    -----------

    Cash Equivalents, End of Period .............   $ 4,473,503    $ 2,442,534
                                                    ===========    ===========

Supplemental Disclosures of Cash Flow
    Information:
      Cash Paid During the Period for:
        Interest ................................   $    10,979    $     3,246
        Income Taxes ............................   $    45,830    $   752,591


                                 ASTRO-MED, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                October 28, 2000

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

        (b) Earnings per common share has been computed and presented pursuant to the provisions of Statement of Financial Accounting Standards No. 128, Earnings Per Share. Earning (loss) per share - basic is based on the weighted average number of shares outstanding during the period. Earnings (loss) per share, assuming dilution is based on the weighted average number of shares and, if dilutive, common equivalent shares for stock options outstanding during the period.

                                                Three Months Ended       Nine Months Ended
                                             October 30, October 28,  October 30, October 28,
                                                1999      2000          1999        2000
                                                ----      ----           ---        ----

  Weighted Average Common Shares
     Outstanding-basic ..................... 4,410,402   4,428,825    4,439,580   4,424,321
  Diluted Effect of Options Outstanding.....    41,313      17,662       59,022      38,833
                                             ---------   ----------   ---------   ---------
  Weighted Average Common Shares
    Outstanding - diluted................... 4,451,715   4,446,487    4,498,602   4,463,154
                                             =========   =========    =========   =========

  For the three month's ended October 30, 1999 and October 28, 2000, respectively, the diluted per share amounts do not reflect options outstanding of 545,375 and 1,125,825, respectively because their effect is anti-dilutive.

  For the nine month's ended October 30, 1999 and October 28, 2000, respectively, the diluted per share amounts do not reflect options outstanding of 545,375 and 943,875, respectively because their effect is anti-dilutive.

Note 2 - COMPREHENSIVE INCOME

        The components of comprehensive income, including the changes in equity from non-owner sources such as unrealized gains (losses) on securities and foreign currency translation adjustments, are as follows.


                                                   Three Months Ended       Nine Months Ended
                                                October 30, October 28,  October 30, October 28,
                                                   1999         2000         1999        2000
                                                   ----         ----         ----        ----
Comprehensive Income:
        Net Income (Loss) ....................   $ 410,445    $(697,973)   $ 410,445    $(272,368)
                                                 ---------    ---------    ---------    ---------

        Other Comprehensive Income (Loss):
          Foreign currency translation
                adjustments, net of tax ......       6,858      (95,480)     (16,805)    (168,572)
          Unrealized gain (loss)
                in securities:
                Unrealized holding gain (loss)
                 arising during the period,
                 net of tax ..................     (31,666)      65,220     (191,243)     111,768
          Reclassification adjustment
                for gain (loss) included in
                 net income, net of tax ......        --           --           --           --
                                                 ---------    ---------    ---------    ---------
        Other Comprehensive Loss .............     (24,808)     (30,260)    (208,048)     (56,804)

     Comprehensive Income (Loss) .............   $ 385,637    $(728,233)   $ 202,397    $(329,172)
                                                 =========    =========    =========    =========

Note 3 - INVENTORIES

        Inventories are stated at the lower of cost (first-in, first-out) or market and include material, labor and manufacturing overhead. The components of inventories were as follows:

                                      January 31,          October 28,
                                         2000                 2000
                                         ----                 ----
     Materials and Supplies...       $ 5,835,050          $ 5,583,992
     Work-In-Process..........         1,557,734            1,298,125
     Finished Goods...........         4,144,694            4,356,151
                                     -----------          -----------
                                     $11,537,478          $11,238,268
                                     ===========          ===========

                                 ASTRO-MED, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS:

FOR THREE-MONTHS ENDING OCTOBER 28, 2000 VS. OCTOBER 30, 1999:

         Net Sales were $11,731,000 up 6% over last year's quarter sales of $11,045,000. Excluding Telefactor, which was acquired in December of 1999, our net sales for the quarter were essentially flat. However, the $680,000 of Telefactor products sold during the quarter was well below the breakeven level required by Telefactor's current cost structure. Hence, this quarter's low volume of Telefactor shipments together with the weak demand for Astro-Med products in our export markets, were the prime contributors to the third quarter's loss of $698,000.

         Profiling the sales by Product Group has QuickLabel Systems (QLS) sales at $4,233,000, up 5% from the third quarter of last year. The Grass-Telefactor product sales were $3,648,000, up 41% over last year's quarter with Telefactor accounting for 26% of increase. Test & Measurement's (T & M) sales were $3,850,000, down 13% over last year. The decline in T & M sales is attributed primarily to the lower volume of Everest sales, the Company's new touch screen windows based data recorder. The Everest was introduced in the second quarter of this year to replace older technology in the telemetry markets.

         In our domestic markets, sales rose 13% over last year to $9,082,000. Growth in those channels was affected by a 12% increase in QLS's sales as well as by a 60% increase in Grass-Telefactor sales volume, with 34% of the increase attributed to Telefactor sales. T & M's domestic sales decreased 12% from last year's third quarter sales. In the international markets, export sales declined 12% to $2,649,000 as compared to last year's third quarter. The decline can be attributed to the continued strength of the dollar rendering our products less competitive in foreign markets. To address these pricing pressures we are developing and introducing new lower cost products to compete with foreign manufacturers.

         Gross Profit was $4,233,000 in the third quarter, a 7% decline over last year. The gross profit margin for the quarter was 36.1% compared to last year's gross profit margin of 41.4%. The decline in the third quarter margin is mainly attributable to 1) product mix and the decline in the sales volume; 2) costs associated with transferring Telefactor's Pennsylvania manufacturing operation to our Braintree, Massachusetts facility and 3) the severance costs relating to the Telefactor workforce reduction.

         Operating expenses reached $5,127,000 in the quarter, increasing 24% from last year's expense level. The increment is traceable exclusively to general and administrative functions associated with the Telefactor acquisition as well as personnel additions in sales, service, research and development. Spending in the quarter consumed 43.7CENTS of each sales dollar up from last year's level of 37.5CENTS. In addition, the Company continues to make strategic investments in its new product initiatives through its research and development (R&D) spending. R&D as a percentage of sales in the third quarter was 8.3% up from 7.0% over last year.

         An operating loss of $894,000 was incurred this year as compared to operating income of $427,000 in the prior year.

         The Company incurred a loss of $36,000 in the quarter from its non-operating activities, down from the prior year's income level of $122,000. This decline is attributed to lower investment income stemming from a lower level of investments and foreign currency translation and transactions losses of $136,000.

         Net loss in the third quarter was $698,000 or 16CENTS loss per share. The Company reported net income of $410,000 or 9CENTS earnings per share for the prior year's third quarter.

FOR NINE-MONTHS ENDED OCTOBER 28, 2000 VS. OCTOBER 30, 1999

         After nine months, sales are $37,325,000, 15% higher than last year's sales of $32,507,000. QLS's sales were $13,735,000, up 13% from last year while Grass-Telefactor sales were $12,880,000, up 53% over the last year with Telefactor contributing 46% of the increase. Although T & M's sales of $10,710,000 are behind last year's by 10%, the current trend in T & M continues to be positive. We have experienced sales growth in each succeeding quarter of the current fiscal year.

         Sales through domestic channels were $27,319,000, up 14% from last year. Export sales were $10,006,000, up 16% from last year with Telefactor accounting for the majority of the increase. Growth in the domestic channels was helped by the increase in QLS's sales to $9,341,000, up 17% over last year and an increase in Grass-Telefactor's sales to $9,506,000, up 47% over last year with 40% of the increase attributed to Telefactor. T & M's domestic net sales decreased to $8,472,000, down 10% over last year's sales.

         On a year to date basis, gross profit was $14,805,000, reflecting a gross profit margin of 39.7%, a decline over last year's margin of 40.6%. The decline in gross margin can be attributed directly to the third quarter product mix and the previously mentioned Telefactor costs. Prior to the third quarter, the year to date gross profit margin was 41.3%.

         After nine months, operating expenses were $15,269,000, representing a 17% increase over last year. This increase is primarily attributed to the Telefactor factors previously mentioned. Spending in the quarter consumed 40.9CENTS of each sales dollar up from last year's level of 40.3CENTS.

         After three-quarters, the operating loss incurred was $463,000 reflecting a $574,000 decline from the prior year's operating income of $111,000.

         Other income for the nine months was $102,000 as compared with $438,000 for the previous year. Lower investment income and $239,000 of foreign currency translation and transaction losses accounted for the decrease.

         After nine months the Company's net loss is $272,000 or 6CENTS loss per share as compared to net income of $410,000 or 9CENTS earnings per share for the prior year.

FINANCIAL CONDITION:

         The Company's statements of cash flow for the nine-months ended October 28, 2000 and October 30, 1999 are included on page 6. Net cash flow from operations for the third quarter equaled $629,000, down 3% from last year. Net cash used by operations for the nine-months of the current fiscal year equaled $1,609,000. This significant cash outflow from operations can be mainly attributed to an effort to bring accounts payable current and meeting income tax payment obligations.

         During the nine-months ended, approximately $3.0 million of debt securities matured of which $1.0 million was used to fund operating activities and capital expenditures.

         We paid cash dividends during the third quarter of 4CENTS per share. The Company's book value per share at the end of the third quarter was $7.32, down slightly from the year end value of $7.39 per share.

         On November 22, 2000, the Company repurchased 201,600 shares of its common stock for $806,400.

NEW ACCOUNTING PRONOUNCEMENTS:

         In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133 "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 requires an entity to recognize all derivatives as either assets or liabilities and measure those instruments at fair value. In June 1999, the FASB issued SFAS 137, which deferred the effective date of SFAS 133 to all fiscal quarters of years beginning after June 15, 2000. In June 2000, the FASB issued SFAS 138 which addressed issues causing implementation difficulties with SFAS 133 and also amended the accounting and reporting standards of SFAS 133 for certain derivative instruments and hedging activities. The Company does not currently enter into derivative transactions; however, the Company is evaluating whether the use of foreign exchange contracts will minimize its foreign currency exposures in the future.

         In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) 101, "Revenue Recognition in Financial Statements," which summarizes the staff's views regarding the application of generally accepted accounting principles to selected revenue recognition issues. In June 2000, the SEC issued SAB 101B which delayed the implementation date of SAB 101 until no later than the fourth quarter of 2000.

         The Company is still in the process of evaluating the impact of the adoption of SAB 101 on the results of operations and financial position.

         In July 2000, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs". The consensus provides guidance as to how a seller of goods should classify costs incurred for shipping and handling in the income statement. The EITF determined that amounts billed to a customer in a sale transaction related to shipping and handling should be classified as revenue. The EITF requires that the Company adopt this guidance in the fourth quarter. The Company currently includes amounts billed to customers as a reduction of shipping and handling costs which are included in the cost of sales. Upon adoption, the Company will present such costs as revenue.

SAFE HARBOR STATEMENT:

         This document contains forward-looking statements based on current expectations that involve a number of risks and uncertainties. The factors that could cause actual results to differ materially include the following: general economic conditions and growth rates in the data acquisition, digital color printing, and neurophysiology markets, including but not limited to the electronic, printing, and medical markets; competitive factors and pricing pressures; changes in product mix; changes in the seasonality of demand patterns; the timely development and acceptance of new products; inventory risks due to shifts in market demand; component constraints and shortages; risk of non-payment of accounts receivable; ramp up and expansion of manufacturing capacity; risks associated with the Euro conversion; the impact of changes in foreign exchange rates on the result from operations; the ability to successfully integrate acquisitions and eliminate redundant costs and the risks described from time to time in Astro-Med's reports filed with the Securities and Exchange Commission.

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

                                               ASTRO-MED, INC.
                                         (Registrant)


Date:  December 4, 2000            By ____________________________
                                         A. W. Ondis, Chairman
                                        (Principal Executive Officer)


Date:  December 4, 2000            By ____________________________
                                         Joseph P. O'Connell, Vice
                                         President and Treasurer
                                        (Principal Financial Officer)