Form 10-K405
period 2001-01-31
ASTRO MED INC /NEW/
filed 2001-04-18
CIK 8146

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------
                                   FORM 10-K

                               ----------------
[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934]

For the fiscal year ended January 31, 2001

                                      OR

[X]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934]

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

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [_] No [X]

         State the aggregate market value of the voting stock held by non-affiliates of the registrant as of March 23, 2001.
                  Common Stock, $0.05 Par Value: $12,017,084

     Indicate the number of shares outstanding (excluding treasury shares) of each of the issuer's classes of common stock as of March 23, 2001.
                Common Stock, $0.05 Par Value: 4,230,224 shares

                      DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the Company's definitive proxy statement for the 2001 annual meeting of shareholders are incorporated by reference into Part III.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                ASTRO-MED, INC.

                            FORM 10-K ANNUAL REPORT

                               TABLE OF CONTENTS

                                                                           Page
                                                                           ----

PART I

    Item 1.  Business...................................................    11
    Item 2.  Properties.................................................    16
    Item 3.  Legal Proceedings..........................................    16
    Item 4.  Submission of Matters to a Vote of Security Holders........    16

PART II

    Item 5.  Market for the Registrant's Common Stock and Related
             Stockholder Matters........................................    17
    Item 6.  Selected Financial Data....................................    17
    Item 7.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations..................................    18
    Item 7A. Quantitative and Qualitative Disclosures About Market
             Risk.......................................................    21
    Item 8.  Financial Statements and Supplementary Data................    22
    Item 9.  Changes in and Disagreements with Accountants on Accounting
             and Financial Disclosure...................................    22

PART III

    Item 10. Directors and Executive Officers of the Registrant.........    23
    Item 11. Executive Compensation.....................................    24
    Item 12. Security Ownership of Certain Beneficial Owners and
             Management.................................................    24
    Item 13. Certain Relationships and Related Transactions.............    24

PART IV

    Item 14. Exhibits, Financial Statement Schedules and Reports on Form
             8-K........................................................    24

                                ASTRO-MED, INC.

                                    PART I

Item 1. Business

                                    General

   Astro-Med, Inc., (the Company) incorporated in Rhode Island in January 1969, operates in the industry segment described below. The Company is a diversified enterprise providing products that serve the Test and Measurement, Product Identification and Life Sciences markets. The Company is strategically organized into three product groups: Test & Measurement (T&M), QuickLabel(R) Systems (QLS) and Grass-Telefactor. The Company's products are distributed both in North America and internationally through its direct sales force and authorized distributors and agents located in approximately 60 countries. Approximately 27% of the Company's sales were made outside of the United States. The Company will describe the results of operations during the twelve months ending January 31, 2001 (fiscal 2001).

   The Company and its subsidiaries and their representatives may from time to time make written or oral statements, including statements contained in the Company's filings with the Securities and Exchange Commission (SEC) and in its reports to shareholders, including this annual report, which constitute or contain "forward-looking statements" as is defined in the Private Securities Litigation Reform Act of 1995 or by the SEC in its rules, regulations and releases.

   All statements other than statements of historical facts included in this annual report regarding the Company's financial position and operating and strategic initiatives and addressing industry developments are forward-looking statements. Where, in any forward-looking statement, the Company or its management expresses an expectation or belief as to future results, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished. Factors which could cause actual results to differ materially from those anticipated include, but are not limited to, general economic, financial and business conditions; declining demand in the test and measurement markets, especially defense and aerospace; competition in the specialty printer industry; ability to develop market acceptance of the QLS color printer products and effective design of customer required features; competition in the data acquisition industry; competition in the neurophysiology industry; the impact of changes in foreign currency exchange rates on the results of operations; the ability to successfully integrate acquisitions; the business abilities and judgment of personnel and changes in business strategy.

                       Narrative Description of Business

Products

Overview

   The Company develops, designs, manufactures and sells through three distinct product groups that are tied together by a common technology which provides the ability to acquire electronic data, process, analyze, store and present it in a variety of useable forms. All three groups supply a complete range of products including hardware, software and supplies, and all three place products in the industrial, medical (both clinical and research) and commercial market sectors, providing the Company with a broad and diverse market base. The T&M products receive scientific data, process, analyze and present it in a visible form while storing it for later review and study. The digital printer products group known as QLS, includes printer, printer applicators, software and media that create product labels in one or many colors from a computer file. The Grass-Telefactor products process data that represents the neurophysiological status of living creatures--from crayfish to man--and records and analyzes it electronically for study and review by clinicians and research scientists.

 T&M Products

   T&M is a leading supplier of data recording equipment for the aerospace, automotive, paper, metal mill, power and telecommunications industries. In fiscal 2001, the Company added the Dash 18, a touchscreen eighteen-channel recorder with video and audio capabilities, to its successful line of portable data acquisition recorders, which includes the Dash 2, Dash 4u, Dash 8n, Dash 8u and Dash 16u recorders.

   The Everest(TM), a telemetry workstation, introduced in fiscal 2000 specifically for the aerospace industry, has solidified T&M systems' leadership position in this important market. With a high-resolution display, touch-panel controls, Ethernet interface and digital filtering, the Everest utilizes leading-edge technology to provide a complete solution for the demanding aerospace as well as other commercial applications.

 QLS Products

   The Company's QLS product line is composed of a line of high-technology digital label printers, automatic labelers, print and apply systems, labeling software and consumables. Innovative QLS products change the way companies do business by providing just-in-time, in-plant label production capabilities and labeling automation through the Company's advanced digital thermal transfer printing technologies.

 QLS Digital Color Label Printers

   QLS digital color labels printers are designed to print multiple colors, text and barcodes in a single pass on product labels of all kinds. Using Astro-Med's proprietary MicroCell(TM) halftoning algorithm, these printers create near lithographic quality labels that can be generated on demand and printed directly from a customer's personal computer, Macintosh, mainframe or AS/400 midrange computing platform.

   Seven models comprise the line of digital color label printers: the QLS-2000, QLS-2001, QLS-3000, QLS-3001, QLS-4000, QLS-4001 and the four-color high volume printer with Ribbon Ration(TM), QLS-4100. With either two or three print stations and both one and two-side configurations, the 2000 and 3000 series brings color printing to general applications, at price points of $5,450 to $9,995. The QLS 4000 continues as the top-of-the-line, full process color printer for creating near lithographic quality labels and tags in both full process and spot color, and offers the option of duplex printing. The QLS 4100, with its volume capacity and automatic ribbon control system, can save customers thousands of dollars a year in ribbon costs.

 QLS Monochrome Barcode Label Printers

   The Company also manufactures monochrome thermal/thermal transfer printers that produce high-quality barcode labels quickly and easily in almost any format. The TOP HAND QLS-500(TM) printer produces labels up to 5 inches wide at speeds of up to 10 inches per second while the RANGE BOSS 8 inch wide label printer creates shipping labels and other large formats quickly and reliably. During fiscal 2001, the Company introduced the LRU(TM) (Less Ribbon Used), a high-capacity industrial barcode printer with patented RibbonRation(TM) ribbon management system. The LRU(TM) was designed to provide customers with a system to reduce ribbon costs where only a very small portion of a label requires the printing of variable information.

 QLS Software

   An important component of the Company's digital printing systems is the software that produces the label formatting and the printing functionality required for successful in-plant printing.

   The Company's software is designed to facilitate the integration of the QLS printers within today's high-technology production environments, and includes QLS MicroCell(TM) halftoning algorithms for exceptional image quality and color output.

 QLS Label Applicators and Print & Apply Systems

   To complement the QLS printers, the Company manufactures a complete line of automatic labelers that can apply labels to all types of packaging, from cartons to "clamshell" containers. Applicator models include the AD-2550, AD-2600, AT-2650 and AD 2800, which offer standard roll-on and air-tamp labeling capabilities. The CPA-350, the Company's high-end print and apply system, offers companies the ability to print a label on-demand and apply it to a product as it passes on a conveyor. During fiscal 2001, the Company introduced a new product, the LRU Print & Apply system, which incorporates as its print engine the powerful LRU(TM) barcode printer. The LRU-PA, as it is known, is equipped to efficiently print and apply large volumes of labels to cartons and many types of product packaging in an automated production line environment, while minimizing the cost per label with its patented RibbonRation(TM) ribbon management system.

 QLS Consumables: Thermal Transfer Ribbon and Labels

   The Company offers a large variety of aftermarket printer consumables that include thermal transfer ribbons, labels and tags. These consumables are not only used in the Company's printers but also in any other manufacturer's printer applications. A wide range of materials are available, all manufactured on-site, to guarantee a finished label that meets almost any requirements from single-use paper labels to garment labels, to outdoor signage and product labels of almost any description.

 Grass-Telefactor Products

   The Grass-Telefactor product group offers a range of instrumentation and supplies for clinical neurophysiology (EEG and epilepsy monitoring), polysomnography (PSG) and biomedical research applications. Grass-Telefactor enjoys a reputation built on decades of innovative technology, thoughtful design and reliability. The products and services offered by Grass-Telefactor are used worldwide by universities, hospitals, medical centers and companies engaged in a variety of clinical and research activities.

   For clinical applications, Grass-Telefactor has chosen to focus on the dynamic field of polysomnography (sleep disorders monitoring), and on the many applications of EEG (brain wave monitoring), including epilepsy diagnosis and surgery, critical care and intraoperative neuromonitoring. In fiscal 2000, the Company's clinical product line expanded to include long-term epilepsy monitoring through the acquisition of Telefactor Corporation, and the combined group now offers a one-source solution for EEG and PSG departments seeking instrumentation, software or supplies. The clinical product line now includes in-lab or in-hospital integrated systems for EEG, PSG and long term monitoring, featuring a powerful software suite called TWin which provides networking, database and report generation capabilities in addition to powerful data acquisition and analysis tools. The product line also includes laptop-based systems for EEG or PSG, which expand the capabilities of hospitals to offer services by packaging clinical instruments in a compact, portable package. Ambulatory systems for EEG or PSG allow patients to be recorded in out-of-lab settings, including their own homes. The group has also been active developing new products and has released a new product line including the Beehive(TM) Millennium for long term monitoring and the Aurora(TM) digital EEG system to complement the Heritage PSG.

   For biomedical research applications, Grass-Telefactor offers hardware and software for data acquisition and analysis of data. The research product line builds on a strong foundation with world-renowned Grass amplifiers, such as the Model 15RX modular, computer-controlled biomedical amplifier system.

   Rounding out the offerings from Grass-Telefactor, the Company offers a complete line of clinical and research instruments and supplies, including stimulators, transducers, electrodes and consumables. The supplies and accessories product line now uses e-commerce to reach the worldwide market through the Grass-Telefactor Online Store, www.grass-telefactor.com.

Technology

   The core technologies of the Company relate to (1) acquiring data, (2) conditioning the data, (3) displaying the data on hard copy, monitor, or electronic storage media, and finally (4) analyzing the data. All three product groups of the Company--T&M, QLS and Grass-Telefactor use these technologies.

   These core technologies are constantly being developed to the level of cutting edge performance and enable the Company to lead the competition with innovative industry-level products.

Patents and Copyrights

   The Company holds a number of product patents in the United States and in foreign countries. It has filed applications for other patents that are pending. The Company has patents covering its T&M recording products as well as several patents for its QLS dual sided label printers and four-color label printers. In addition, the Company has two other patents pending on its multi-color printing technology. In fiscal 2001, the Company received a patent on its "ribbon saving" feature for its color and monochrome printers. The Company considers its patents to be important but does not believe that its business is materially dependent on them. The Company copyrights its extensive software and registers its trademarks.

Manufacturing and Supplies

   The Company designs its products and manufactures many of the component parts. The balance of the parts are produced to the Company's specifications by suppliers. Raw materials required for the manufacture of products, including parts produced to the Company's specifications, are generally available from numerous suppliers.

Product Development

   The Company has maintained an active program of product research and development since its inception. During fiscal 2001, 2000 and 1999, the Company incurred costs of $4,255,434, $3,353,883 and $2,938,820, respectively, on Company-sponsored product development. The Company is committed to product development as a requisite to its growth and expects to continue its focus on research and development efforts in fiscal 2002.

Marketing and Competition

   The Company competes worldwide in many markets including clinical and research medicine, aerospace, automotive and general manufacturing. The Company retains its leadership position in its respective markets by virtue of proprietary technology, product reputation, delivery, technical assistance and service to customers.

   The products of the Company are marketed worldwide by advertising and promotion using major national and international trade journals, scientific meetings and trade shows, direct mailing campaigns, and the Worldwide Web.

   The products are sold by direct field sales persons as well as independent dealers and representatives. In the United States, the Company has twenty-two direct field sales people located in major cities from coast to coast specializing in either Recorders and Data Acquisitions systems, Color Label printers and media systems, or Neurological Instrumentation. Additionally, the Company has direct field sales and service centers in Canada, England, France, Germany, Italy, and Holland. In the remaining parts of the world, the Company retained approximately 90 independent dealers and representatives selling and marketing its products in 60 countries. In fiscal 2001, 27% of the Company's revenues were from international sales.

   The Company has a number of competitors in each of the three products groups and markets that it serves. In the T&M area, the Company feels that it leads the field in Data Acquisition Recorders. It competes with the Gould Instrument Division of Nicolet, a Thermo Electron company and Western Graphtec, the US subsidiary of Graphtec, a Japanese company.

   In the Color Label Printer product group, the Company feels it leads the world in color printing using the thermal transfer printing technology. The Company introduced the very first thermal transfer color printers late in 1995 and to this date faces only one competitor, TEC.

   The Grass-Telefactor products of the company are devoted to clinical applications in EEG, Polysomnography (PSG), and Long Term Epilepsy Montioring
(LTM). There are about fourteen companies that compete in one or more of the three modalities (EEG, PSG, LTM) but none are the clear leader. The Company feels it offers superior products based upon its long history and pioneering the field since 1935. The Company, unlike most of its competitors, designs, manufactures, and produces complete systems including transducers, amplifiers, sensors, and Windows based application software. Additionally, the Company produces a range of life science products for the research market. Many of the latter products eventually find their way into clinical applications.

   In fiscal 2001, no single customer accounted for 10% of the Company's net sales in any of the last three fiscal years. The Company's products were sold to approximately 5,500 customers.

International Sales

   Astro-Med International, Inc., a subsidiary of the Company, participates in all export sales. The subsidiary is a Foreign Sales Corporation and qualifies for certain tax benefits provided as an incentive for exports.

   In fiscal 2001, 2000 and 1999, net sales to customers in various geographic areas outside the United States, primarily in Canada and Western Europe, amounted to $13.9 million, $12.5 million and $11.0 million, respectively.

Order Backlog

   The backlog fluctuates regularly. It consists of a blend of orders for end user customers as well as original equipment manufacturer customers. Manufacturing is geared to forecasted demands and applies a rapid turn cycle to meet customer expectations. Accordingly, the amount of order backlog does not indicate future sales trends and the Company does not normally carry any material backlog.

Other Information

   The Company's business is not seasonal in nature.

   Most of the Company's products are warranted for one year against defects in materials or workmanship. Warranty expenses have averaged approximately $182,000 a year for the Company's last five fiscal years.

   As of March 23, 2001, the Company employed approximately 390 persons. The Company is generally able to satisfy its employment requirements. No employees are represented by a union. The Company believes that employee relations are good.

Item 2. Properties

   The following table sets forth information regarding the Company's principal owned properties, all of which are included in the consolidated balance sheet appearing elsewhere in this report.

                                Approximate
                                  Square
            Location              Footage              Principal Use
            --------            ----------- ------------------------------------
   West Warwick, RI...........    116,000   Corporate headquarters, research and
                                            development, manufacturing
   Braintree, MA..............     91,000   Manufacturing
   Slough, England............      1,700   Sales and service

The Company also leases facilities in eight locations. The following information pertains to each location:

                                Approximate
                                  Square
            Location              Footage              Principal Use
            --------            ----------- ------------------------------------
   West Conshohocken, PA......     10,000   Manufacturing, sales and service
   Longueuil, Quebec, Canada..      3,800   Sales and service
   Rodgau, Germany............      3,014   Manufacturing, sales and service
   Trappes, France............      2,164   Sales and service
   Zwolle, Netherlands........      1,300   Sales and service
   Schaumburg, IL.............      1,131   Sales and service
   Irvine, CA.................        980   Sales and service
   Milano, Italy..............        753   Sales and service

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

                                                                       Dividends
                    Years Ended January 31,                High   Low  Per Share
                    -----------------------                ----- ----- ---------
     2001
       First Quarter...................................... $7.50 $5.19   $0.04
       Second Quarter..................................... $6.63 $5.00   $0.04
       Third Quarter...................................... $6.00 $4.75   $0.04
       Fourth Quarter..................................... $4.93 $3.09   $0.04
     2000
       First Quarter...................................... $7.00 $4.88   $0.04
       Second Quarter..................................... $7.00 $5.50   $0.04
       Third Quarter...................................... $6.38 $5.50   $0.04
       Fourth Quarter..................................... $6.44 $5.13   $0.04

   The Company had approximately 400 shareholders of record on March 23, 2001, which does not reflect shareholders with beneficial ownership in shares held in nominee name.

Shareholder Services

   Shareholders of Astro-Med, Inc. who desire information about the Company are invited to contact the Investor Relations Department, Astro-Med, Inc., 600 East Greenwich Avenue, West Warwick, RI 02893 or call (401) 828-4000. Visit our Investor Relations website at www.astro-med.com.

Dividend Policy

   The Company began a program of paying quarterly cash dividends in the second quarter of fiscal 1992. Previously, no cash dividends had been declared or paid by the Company since inception. The Company anticipates that it will continue to pay cash dividends on a quarterly basis.

Item 6. Selected Financial Data

               (Dollars in Thousands, Except Per Share Amounts)

                                         2001    2000    1999    1998    1997
                                        ------- ------- ------- ------- -------
Results of Operations:
  Net Sales............................ $51,688 $46,143 $42,166 $44,377 $44,730
  Net Income...........................     302     937     496   1,041   2,288
  Earnings per Common Share--Basic.....     .07     .21     .11     .21     .46
  Earnings per Common Share--Diluted...     .07     .21     .11     .21     .46
  Dividends Declared per Common Share..     .16     .16     .16     .16     .12
Financial Condition:
  Working Capital...................... $21,908 $22,453 $25,507 $27,111 $28,810
  Total Assets.........................  41,059  45,385  41,754  42,814  43,321
  Long-Term Debt, less Current
   Maturities..........................      25      72      17     228     258

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Fiscal 2001 compared to Fiscal 2000

   The Company's sales in fiscal 2001 increased $5.6 million to $51.7 million, a 12% increase over fiscal 2000 sales of $46.1 million. In accordance with Emerging Issues Task Force (EITF) Issue No. 00-10 Accounting for Shipping and Handling Fees and Costs, in the fourth quarter of fiscal year 2001, the Company began to report amounts of shipping and handling billed to customers in sales. The Company had previously reported these billings as a reduction in costs of sales. All periods presented have been reclassified to conform to the current practice.

   The $5.6 million sales increase is due primarily to the sales growth for the QLS and Grass-Telefactor product lines as well as the incremental sales derived from the Telefactor acquisition, which was completed in the fourth quarter of the prior fiscal year. Excluding Telefactor's products, the Company's sales grew 5% organically in this past fiscal year. The Telefactor acquisition combined the life sciences products of the Company's Grass Instrument group together with Telefactor's neurophysiologic products into one product group Grass-Telefactor. This new group offers a broad range of high-performance products to researchers and clinical practitioners in the life sciences markets. Telefactor is known worldwide as the gold standard for video/EEG systems used for diagnostic monitoring and analysis of epilepsy. The Company believes that the synergies created by combining the Grass Instrument products together with the Telefactor products will provide greater access to markets in clinical instruments for EEG, sleep monitoring, epilepsy monitoring, neurophysiological research instruments and consumables. This combination will also enable the Company to expand in the high growth areas of ambulatory monitoring and intensive care unit and operating room monitoring.

   T&M's product line sales declined to $15.1 million down 5% from $15.9 million from the previous year. T&M's sales declined as a result of the new Everest Telemetery Recorder Workstation product taking longer than anticipated to gain acceptance in the marketplace. While T&M's sales were down for fiscal year 2001, its sales have increased significantly each quarter during the year. T&M's fourth quarter sales were 11% higher than the same period in the previous fiscal year.

   QLS's product line sales increased to $18.8 million, up 11% from $17.0 million in the prior year. The Company continues to target specific markets to distribute its wide range of QLS color printer systems, monochrome printer systems, applicator and print & apply systems. These markets include medical device manufacturers, tire manufacturers, financial services companies, private label manufacturers and packaging industries.

   Grass-Telefactor's product line sales increased to $17.8 million, up 33% from $13.3 million in the prior year. Excluding the impact of Telefactor sales Grass sales alone increased 9%. This sales growth is attributable primarily to the Grass Heritage(R) EEG & PSG products in the high growth sleep monitoring device market.

   Product sales in the domestic channels represented 73% of the Company's overall sales. Domestic QLS sales grew 15% over last year, and Grass-Telefactor's domestic sales increased 32% from the prior year. Sales of Grass Instruments products alone were responsible for 11% of the year over year increase in Grass-Telefactor. Domestically T&M's sales were down 5% from the previous year.

   Sales through the international channels account for 27% of the Company's annual sales and provided the Company with 12% sales growth in fiscal 2001. Telefactor's international sales accounted for 9% of the sales growth in the international channels. During fiscal 2001, the U.S. dollar continued to strengthen making the Company's products less competitve internationally; however, despite this fact the Company's European sales offices were able to increase their sales year over year on a local currency basis by approximately 19%. This increase is attributable primarily to the increase in T&M's sales in France and Italy.

   Gross profit increased 10% to $20.8 million in fiscal 2001 from $18.9 million in fiscal 2000. The Company's gross profit margin declined to 40.2% from 40.9% primarily as a result of the Telefactor acquisition and lower margins on T&M products. In the third quarter of fiscal 2001, the Telefactor manufacturing facility in Pennsylvania was closed and the manufacturing was transferred to the Grass manufacturing facility in Braintree, Massachusetts. The combination of these two operations and the resulting workforce reduction will reduce manufacturing expenses annually by approximately $500,000.

   Selling, general and administrative spending rose 12% to $16.5 million from $14.7 million. The increase in selling, general and administrative expenses is attributable to the Telefactor acquisition and the increase in use of outside services. Selling, general and administrative expenses as a percent of sales remained flat at 32% this year as compared to the prior year. In February 2001, we terminated certain Telefactor sales and administrative positions. This additional workforce reduction is expected to yield savings in excess of $500,000 annually.

   Research & development expenses rose to $4.3 million in fiscal 2001 from $3.4 million in fiscal 2000. The increase is a result of the additions of engineering personnel from Telefactor as well as salaries and product development related research projects. Research & development as a percentage of sales rose to 8.2% in this fiscal year as compared 7.3% in the prior year.

   Interest and dividend income declined in fiscal 2001 to $458,000 from $666,000 in fiscal 2000. The decrease is due to lower investment levels resulting from the Telefactor acquisition and Company's stock buyback program. Other expense for fiscal 2001 was $126,000 down from last fiscal year expense of $190,000. These expenses consist primarily of net losses on foreign currency exchange with our European branches. These foreign currency exchange losses declined as the U.S. dollar weakened.

   Income before taxes declined to $402,000 in fiscal 2001 from the previous fiscal year's income before taxes of $1,249,000 as result of the items noted above.

   Changes in the effective income tax rate from year to year are explained in
Note 6 of Notes to Consolidated Financial Statements included elsewhere herein.

   Net income declined to $302,000 in fiscal 2001 down from fiscal 2000 net income of $937,000. Net income per share on a diluted basis was $0.07 in fiscal 2001 as compared with $0.21 per diluted share in fiscal 2000.

Fiscal Year 2000 compared to Fiscal Year 1999

   The Company's sales in fiscal 2000 increased $3.9 million to $46.1 million, a 9% increment over fiscal 1999 sales of $42.2 million. The sales increase was due to growth in product demand in the Company's domestic and international channels as well as sales from the fourth quarter acquisition of the Telefactor Corporation. Telefactor sales included in the fiscal 2000 annual results were $1.2 million and represented less than 3% of the Company's annual sales revenues.

   The Grass-Telefactor product line sales increased 24% to $13.3 million in fiscal 2000 up from $10.7 million in fiscal 1999. Excluding the impact of the Telefactor acquisition Grass Instrument sales increased 14%. The QLS products continued their double-digit growth profile in fiscal 2000. Sales increased 10% to $17.0 million in fiscal 2000 up from $15.4 million in fiscal 1999. The T&M product line sales declined 1% to $15.8 million in fiscal year 2000 down from $16.1 million in fiscal 1999. This decline tempered the double-digit decline experienced over the previous two years. T&M's products have been adversely affected by the decline in spending in the aerospace industry. The strategy to reverse this trend was to develop a state of the art interactive touchscreen recorder, the "Everest Telemetery Recorder Workstation," that will replace existing recorders and that can be adapted to other commercial applications.

   Product sales in the domestic channels represented 73% of the Company's overall sales. QLS sales grew 12% over last year, and Grass-Telefactor product lines contributed 22% in sales growth over the prior year. Sales of Grass Instruments products alone were responsible for 14% of the year over year increase in the Grass-Telefactor product group.

   Sales through international channels accounted for 27% of the Company's annual sales.

   Gross profit increased 14% to $18.9 million in fiscal 2000 from $16.6 million in fiscal 1999. The Company's gross profit margin improved to 40.9% from 39.3%. Fiscal 2000 yield is due to a healthy product group mix and improved margins in the QLS and Grass-Telefactor product groups respectively.

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

   Other expense for fiscal 2000 was $190,000, an adverse change from fiscal 1999's other income of $113,000. The change is traceable to unfavorable fluctuations in the foreign currency exchange rate in our European branches stemming primarily from the strengthening of the U.S. dollar.

   Income before taxes rose $639,000 to $1,249,000 in fiscal year 2000 from the previous fiscal year's income before taxes of $610,000. The effective tax rate for fiscal 2000 is 25% as compared to the fiscal 1999 rate of 19%. Changes in the effective income tax rate from year to year are explained in
Note 6 of Notes to Consolidated Financial Statements included elsewhere herein.

   Net income rose to $937,000 in fiscal 2000 from $496,000 in fiscal 1999. Net Income per share on a diluted share basis was $0.21 in fiscal 2000 as compared with $0.11 per diluted share in fiscal 1999. The Company improved its return on sales to 2.0% from the prior year's return of 1.1%.

Liquidity and Capital Resources

   The Company expects to finance its future working capital needs, capital expenditures and acquisition requirements through internal funds. To the extent the Company's capital and liquidity requirements are not satisfied internally, the Company may utilize a $1.5 million unsecured bank line of credit, all of which is currently available. Borrowings under this line of credit bear interest at the bank's prime rate.

   The Company's Statements of Cash Flows for the three years ending January 31, 2001, 2000 and 1999 are included on page 31. Net cash flow used by operating activities was $2.6 million in fiscal 2001 versus net cash flow provided by operating activities of $4.7 million in fiscal 2000 and $3.2 million in fiscal 1999, respectively. The decline in net cash flow from operations in fiscal 2001 is attributed primarily to the timing of payments to vendors; increase in income tax payments and the decline in net income. Working capital balances at January 31, 2001 were $21.9 million, a 2% reduction from the $22.4 million at January 31, 2000. The composition of fiscal 2001 year-end working capital balance includes cash and marketable securities of $6.2 million as compared to $11.2 million of cash and marketable securities at the end of last year. The Company's cash collection cycle increased to 66 days sales outstanding from the prior year's 54 days.

   Net cash flow provided by investing activities was $871,000 in fiscal 2001 versus net cash flow used by investing activities of $4.2 million in fiscal 2000 and $1.0 million in fiscal 1999. The significant change in fiscal year 2001 can be attributed to investments being liquidated to fund the stock repurchase and certain capital expenditures. The significant use of cash in fiscal 2000 is attributed to the acquisition of Telefactor. Capital expenditures were $1,204,000, $975,000 and $600,000 in fiscal 2001, 2000 and
1999, respectively.

   Net cash used by financing activities was $1.5 million in fiscal 2001, $1.4 million in fiscal 2000 and $2.9 million in fiscal 1999, respectively. This category includes dividends paid to shareholders and the repurchase of the Company's common stock. Dividends paid for the three years ended fiscal 2001 were $700,000, $709,000 and $744,000, respectively. The Company's annual dividend per share was $0.16 in all three years. In fiscal 2001, the Company repurchased 201,600 shares of the common stock at a cost of $807,900. In fiscal 2000 and 1999 the Company repurchased $451,000 and $2.0 million of its common stock, respectively. Since the inception of the stock buy back program in fiscal 1997, the Company has repurchased 867,824 shares of the its common stock. In January of 2001, the Board of Directors' increased the authorization to purchase by an additional 250,000 shares of the Company's common stock to take advantage of any future buying opportunities.

   The Company has a contingent obligation relating to the Telefactor acquisition that requires the Company to pay additional consideration to the sellers if certain sales amounts are achieved during the seventy-two months following the closing of the transaction.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Foreign Exchange Risk

   The Company's financial results are affected by changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which products are sold. The Company's primary currency exposures are European Common Currency (Euro), British Pound, and Canadian Dollar. At January 31, 2001, the Company's investment in foreign assets was $2,935,500. An overall unfavorable change in foreign exchange rates of 10% would have resulted in a reduction in net income of $84,000 and a $136,500 reduction in shareholders' equity as a result of the impact on the cumulative translation adjustment.

   The Company historically has not entered into any foreign exchange contracts to hedge its foreign currency positions, the Company has developed a hedging strategy and the Company may in the future enter into these contracts to minimize its exposure to foreign exchange risk.

   The functional currencies of the Company's foreign affiliates are their respective local operating currencies, which are translated for consolidated financial reporting purposes into U.S. dollars.

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

                      QUARTERLY FINANCIAL DATA (Unaudited)

                (Dollars in Thousands, Except Per Share Amounts)

                                                  Quarters Ended
                                    ------------------------------------------
                                    April 29, July 29, October 28, January 31,
                                      2000      2000      2000        2001
                                    --------- -------- ----------- -----------
Net Sales..........................  $12,530  $13,384    $11,881     $13,893
Gross Profit.......................    5,170    5,403      4,233       5,986
Net Income (Loss)..................      158      268       (698)        573
Net Income (Loss) Per Common
 Share--Basic......................      .04      .06       (.16)        .13
Net Income (Loss) Per Common
 Share--Diluted....................      .04      .06       (.16)        .13
                                     May 1,   July 31, October 30, January 31,
                                      1999      1999      1999        2000
                                    --------- -------- ----------- -----------
Net Sales..........................  $10,524  $11,231    $11,184     $13,204
Gross Profit.......................    4,055    4,566      4,574       5,668
Net Income (Loss)..................     (271)     271        410         526
Net Income (Loss) Per Common
 Share--Basic......................     (.06)     .06        .09         .12
Net Income (Loss) Per Common
 Share--Diluted....................     (.06)     .06        .09         .12

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

   None.

                                   PART III

Item 10. Directors and Executive Officers of the Registrant

   The response to this item is incorporated by reference to the Company's definitive proxy statement for the 2001 annual meeting of shareholders.

   The following is a list of the names and ages of, and the positions and offices presently held by, all executive officers of the Company. All officers serve at the pleasure of the Board of Directors.

        Name           Age                       Position
        ----           ---                       --------
Albert W. Ondis......   75 Chairman, Chief Executive Officer and Director
Everett V. Pizzuti...   64 President, Chief Operating Officer and Director
Terence J. Jones.....   54 Senior Vice President
Joseph P. O'Connell..   57 Vice President and Treasurer, Chief Financial Officer
John B. Chatten......   73 President, Grass--Telefactor Product Group
Elias G. Deeb........   59 Vice President--Media Manufacturing
Michael J. Sullivan..   50 Vice President and Chief Technology Officer
Stephen M. Petrarca..   38 Vice President--Instrument Manufacturing
Michael F. Silveira..   35 Corporate Controller

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

   Mr. Pizzuti was previously a Vice President of the Company functioning as Chief Operating Officer since 1971.

   Mr. Jones joined the Company in 2000. He previously held various senior management positions with the Avery Dennison Corporation. Most recently serving as Vice President of Business Development and Process Improvement at Fasson Roll Worldwide.

   Mr. O'Connell joined the Company in 1996. He previously held senior financial management positions with Cherry Tree Products Inc., IBI Corporation and Dennison Manufacturing Company. Mr. O'Connell is also Assistant Secretary of the Company.

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

   Mr. Sullivan was appointed Vice President and Chief Technology Officer in 2000. Mr. Sullivan is an electronic engineer and has been with the Company for seventeen years.

   Mr. Petrarca was appointed Vice President of Instrument Manufacturing in November 1998. Mr. Petrarca has previously held positions as General Manager of Manufacturing, Manager of Grass Operations and Manager of Grass Sales. He has been with the Company since 1980.

   Mr. Silveira joined the Company in 2000. Mr. Silveira previously held financial management positions with Textron Inc., most recently serving in the Industrial Products, Mergers & Acquisitions group and with KPMG Peat Marwick LLP. Mr. Silveira is a certified public accountant.

Item 11. Executive Compensation

   The response to this item is incorporated by reference to the Company's definitive proxy statement for the 2001 annual meeting of shareholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management

   The response to this item is incorporated by reference to the Company's definitive proxy statement for the 2001 annual meeting of shareholders.

Item 13. Certain Relationships and Related Transactions

   The response to this item is incorporated by reference to the Company's definitive proxy statement for the 2001 annual meeting of shareholders.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(1) Financial Statements:

   The following consolidated financial statements of Astro-Med, Inc. and subsidiaries are incorporated by reference in Item 8:

                                                                           Page
                                                                           ----
Report of Independent Public Accountants..................................  27
Consolidated Balance Sheets as of January 31, 2001 and 2000...............  28
Consolidated Statements of Income--Years Ended January 31, 2001, 2000 and
 1999.....................................................................  29
Consolidated Statements of Comprehensive Income and Changes in
 Shareholders' Equity--Years Ended January 31, 2001, 2000 and 1999........  30
Consolidated Statements of Cash Flows--Years Ended January 31, 2001, 2000
 and 1999.................................................................  31
Notes to Consolidated Financial Statements................................  32

(a)(2) Financial Statement Schedules:

Schedule II--Valuation and Qualifying Accounts and Reserves--
 Years Ended January 31, 2001, 2000 and 1999..............................  40

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

 (10.1) Astro-Med, Inc. 1989 Non-Qualified Stock Option Plan, as amended, filed as Exhibit 4.3 to Registration Statement on Form S-8,
          Registration No. 333-32317 and incorporated by reference herein. (a)

 (10.2)  Astro-Med, Inc. 1989 Incentive Stock Option Plan, as amended, filed as
          Exhibit 28 to Registration Statement on Form S-8, Registration No.
          333-43700, and incorporated by reference herein. (a)

 (10.3) Astro-Med, Inc. 1993 Incentive Stock Option Plan filed as Exhibit 4.3 to Registration Statement on Form S-8, Registration No. 333-24127, and incorporated by reference herein. (a)

 (10.4)  Astro-Med, Inc. Non-Employee Director Stock Option Plan filed as
          Exhibit 4.3 to Registration Statement on Form S-8, Registration No.
          333-24123, and incorporated by reference herein. (a)

 (10.5)  Astro-Med, Inc. 1997 Incentive Stock Option Plan, as amended, filed as
          Exhibit 4.3 to Registration Statements on Form S-8, Registration Nos.
          333-32315, 333-93565 and 333-44414, and incorporated by reference herein. (a)

 (10.6)  Astro-Med, Inc. 1998 Non-Qualified Stock Option Plan, filed as Exhibit
          4.3 to Registration Statement on Form S-8, Registration No. 333-
          62431, and incorporated by reference herein.

 (10.7) Employment Agreement between Astro-Med, Inc. and John B. Chatten dated as of December 14, 1999, filed as Exhibit 4.3 to Registration
          Statement on Form S-8, Registration No. 333-62431, and incorporated by reference herein. (a)

 (21)    List of Subsidiaries of the Company. See page 27.


 (23)    Consent of Independent Public Accountants. See page 27.

--------
(a) Management contract or compensatory plan or arrangement.

(b) Reports on Form 8-K:

   None

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          ASTRO-MED, INC.
                                          (Registrant)

                                                    /s/ Albert W. Ondis
                                          By __________________________________
                                                (Albert W. Ondis, Chairman)

Date: April 17, 2001

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

                 Name                            Title                   Date
                 ----                            -----                   ----
       /s/ Albert W. Ondis             Chairman and Director        April 17, 2001
_____________________________________   (Principal Executive
           Albert W. Ondis              Officer)


      /s/ Everett V. Pizzuti           Director President and       April 17, 2001
 ____________________________________   (Principal Operating
          Everett V. Pizzuti            Officer)

      /s/ Joseph P. O'Connell          Vice President and           April 17, 2001
 ____________________________________   Treasurer (Principal
         Joseph P. O'Connell            Financial Officer)

     /s/ Michael F. Silveira           Controller (Principal        April 17, 2001
 ____________________________________   Accounting Officer)
         Michael F. Silveira

      /s/ Jacques V. Hopkins           Director                     April 17, 2001
_____________________________________
          Jacques V. Hopkins

                                                                     EXHIBIT 21

                      LIST OF SUBSIDIARIES OF THE COMPANY

      Name                          Jurisdiction of Organization
      ----                          ----------------------------
      AWO, Inc.                               Delaware
      Astro-Med International Inc.            Barbados
      Astro-Med SRL                           Italy
      Astro-Med GMBH                          Germany

                                                                     EXHIBIT 23

                   CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS

   As independent public accountants, we hereby consent to the incorporation of our report dated March 16, 2001, included in this Form 10-K, into the Company's previously filed Registration Statements on Form S-8: File No. 2-21081 pertaining to the Astro-Med, Inc. Employee Stock Purchase Plan, File No. 33-43700 pertaining to the Astro-Med, Inc. 1989 Incentive Stock Option Plan, File No. 333-24127 pertaining to the Astro-Med, Inc. 1993 Incentive Stock Option Plan. File Nos. 333-32315, 333-93565 and 333-44414 pertaining to the Astro-Med, Inc. 1997 Incentive Stock Option Plan. File No. 333-32317 pertaining to the 1989 Astro-Med, Inc. Non-Qualified Stock Option Plan as amended May 28, 1991, File No. 333-62431 pertaining to the 1998 Astro-Med, Inc. Non-Qualified Stock Option Plan and File No. 333-24123 pertaining to the Astro-Med, Inc. Non-Employee Director Stock Option Plan. It should be noted that we have not audited any financial statements of the Company subsequent to January 31, 2001 or performed any audit procedures subsequent to the date of our report.

                                          ARTHUR ANDERSEN LLP

Boston, Massachusetts
April 17, 2001

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders of Astro-Med, Inc.:

   We have audited the accompanying consolidated balance sheets of Astro-Med, Inc. and subsidiaries as of January 31, 2001 and 2000, and the related consolidated statements of income, comprehensive income and changes in shareholders' equity and cash flows for each of the three years in the period ended January 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Astro-Med, Inc. and subsidiaries as of January 31, 2001 and 2000, and the results of their operations and cash flows for each of the three years in the period ended January 31, 2001, in conformity with accounting principles generally accepted in the United States.

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

                                          ARTHUR ANDERSEN LLP

Boston, Massachusetts
March 16, 2001

                                ASTRO-MED, INC.

                          CONSOLIDATED BALANCE SHEETS

                        As of January 31, 2001 and 2000

                                                        2001          2000
                                                    ------------  ------------
                      ASSETS
                      ------
CURRENT ASSETS
  Cash and Cash Equivalents........................ $    806,069  $  4,035,867
  Securities Available for Sale....................    5,362,523     7,211,921
  Accounts Receivable, less reserves of $467,882
   and $405,783, respectively......................   10,663,624     9,270,814
  Inventories......................................   10,782,425    10,821,521
  Prepaid Expenses and Other Current Assets........    2,038,227     1,926,111
                                                    ------------  ------------
    Total Current Assets...........................   29,652,868    33,266,234
PROPERTY, PLANT AND EQUIPMENT
  Land and Improvements............................      398,191       398,191
  Buildings and Improvements.......................    7,236,148     7,087,520
  Machinery and Equipment..........................   14,912,966    13,616,612
                                                    ------------  ------------
                                                      22,547,305    21,102,323
  Less Accumulated Depreciation....................  (14,259,992)  (12,874,889)
                                                    ------------  ------------
                                                       8,287,313     8,227,434
OTHER ASSETS
  Goodwill, net....................................    2,465,494     3,153,371
  Amounts Due from Officers........................      480,314       480,314
  Other............................................      172,941       257,178
                                                    ------------  ------------
                                                       3,118,749     3,890,863
                                                    ------------  ------------
                                                    $ 41,058,930  $ 45,384,531
                                                    ============  ============
       LIABILITIES AND SHAREHOLDERS' EQUITY
       ------------------------------------
CURRENT LIABILITIES
  Accounts Payable................................. $  3,711,248  $  6,379,792
  Accrued Compensation.............................    1,974,223     1,710,622
  Accrued Expenses.................................    1,916,597     2,324,593
  Income Taxes Payable.............................       96,058       337,979
  Current Maturities of Long-Term Debt.............       46,832        60,452
                                                    ------------  ------------
    Total Current Liabilities......................    7,744,958    10,813,438
LONG-TERM DEBT, Less Current Maturities............       24,755        71,588
DEFERRED INCOME TAXES..............................      996,157     1,278,921
SHAREHOLDERS' EQUITY
  Preferred Stock, $10 Par Value, Authorized
   100,000 Shares, Issued None.....................          --            --
  Common Stock, $0.05 Par Value, Authorized
   13,000,000 Shares, Issued 5,160,780 and
   5,148,035, respectively.........................      258,039       257,402
  Additional Paid-in Capital.......................    5,706,870     5,647,791
  Retained Earnings................................   32,667,859    33,065,454
  Treasury Stock, at Cost, 930,895 and 729,295
   Shares, respectively............................   (6,076,003)   (5,268,103)
  Accumulated Other Comprehensive Loss.............     (263,705)     (481,960)
                                                    ------------  ------------
                                                      32,293,060    33,220,584
                                                    ------------  ------------
                                                    $ 41,058,930  $ 45,384,531
                                                    ============  ============

   The accompanying notes are an integral part of these financial statements.

                                ASTRO-MED, INC.

                       CONSOLIDATED STATEMENTS OF INCOME

                  Years Ended January 31, 2001, 2000 and 1999

                                           2001         2000         1999
                                        -----------  -----------  -----------
Net Sales.............................. $51,687,763  $46,143,206  $42,166,185
Cost of Sales..........................  30,895,584   27,280,835   25,586,919
                                        -----------  -----------  -----------
Gross Profit...........................  20,792,179   18,862,371   16,579,266
Costs and Expenses:
  Selling, General and Administrative..  16,455,696   14,717,092   13,907,389
  Research and Development.............   4,255,434    3,353,883    2,938,820
                                        -----------  -----------  -----------
                                         20,711,130   18,070,975   16,846,209
                                        -----------  -----------  -----------
Operating Income (Loss)................      81,049      791,396     (266,943)
Other Income (Expense):
  Interest and Dividend Income.........     458,191      665,687      786,084
  Interest Expense.....................     (11,051)     (18,239)     (22,197)
  Other, net...........................    (125,700)    (189,987)     112,721
                                        -----------  -----------  -----------
                                            321,440      457,461      876,608
                                        -----------  -----------  -----------
Income before Income Taxes.............     402,489    1,248,857      609,665
Provision for Income Taxes.............     100,000      312,214      114,000
                                        -----------  -----------  -----------
Net Income............................. $   302,489  $   936,643  $   495,665
                                        ===========  ===========  ===========
Net Income Per Common Share--Basic..... $      0.07  $      0.21  $      0.11
                                        ===========  ===========  ===========
Net Income Per Common Share--Diluted... $      0.07  $      0.21  $      0.11
                                        ===========  ===========  ===========
Weighted Average Number of Common
 Shares Outstanding--Basic.............   4,386,852    4,434,108    4,651,711
                                        ===========  ===========  ===========
Weighted Average Number of Common
 Shares Outstanding--Diluted...........   4,407,632    4,475,371    4,679,398
                                        ===========  ===========  ===========
Dividends Declared Per Common Share.... $      0.16  $      0.16  $      0.16
                                        ===========  ===========  ===========


   The accompanying notes are an integral part of these financial statements.

                                ASTRO-MED, INC.

  CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME AND CHANGES IN SHAREHOLDERS'
                                     EQUITY

                  Years Ended January 31, 2001, 2000 and 1999

                                             2001         2000         1999
                                          -----------  -----------  -----------
Comprehensive Income
Net Income..............................  $   302,489  $   936,643  $   495,665
Other Comprehensive Income, Net
  Foreign currency translation
   adjustments..........................      (52,303)     (34,865)      18,681
  Unrealized gain (loss) on securities
   available for sale...................      270,558     (301,872)       6,193
                                          -----------  -----------  -----------
Other comprehensive income (loss), net..      218,255     (336,737)      24,874
                                          -----------  -----------  -----------
Comprehensive Income....................  $   520,744  $   599,906  $   520,539
                                          ===========  ===========  ===========
Shareholders' Equity
Common Stock, $0.05 Par Value:
  Balance at beginning of year..........  $   257,402  $   257,176  $   257,023
  Net proceeds from issuance of Company
   common stock (Note 5)................          637          226          153
                                          -----------  -----------  -----------
  Balance at end of year................      258,039      257,402      257,176
                                          -----------  -----------  -----------
Additional Paid-In Capital:
  Balance at beginning of year..........    5,647,791    5,641,317    5,649,101
  Net proceeds from issuance of Company
   common stock (Note 5)................       59,079       23,714       18,498
  Net cost of shares issued to Employee
   Stock Ownership Plan (Note 5)........          --       (17,240)     (26,282)
                                          -----------  -----------  -----------
  Balance at end of year................    5,706,870    5,647,791    5,641,317
                                          -----------  -----------  -----------
Retained Earnings:
  Balance at beginning of year..........   33,065,454   32,837,880   33,085,917
  Net income............................      302,489      936,643      495,665
  Dividends paid........................     (700,084)    (709,069)    (743,702)
                                          -----------  -----------  -----------
  Balance at end of year................   32,667,859   33,065,454   32,837,880
                                          -----------  -----------  -----------
Treasury Stock:
  Balance at beginning of year..........   (5,268,103)  (4,889,343)  (3,062,945)
  Purchases of Company common stock
   (Note 5).............................     (807,900)    (451,000)  (1,954,680)
  Net cost of shares issued to Employee
   Stock Ownership Plan (Note 5)........          --        72,240      128,282
                                          -----------  -----------  -----------
  Balance at end of year................   (6,076,003)  (5,268,103)  (4,889,343)
                                          -----------  -----------  -----------
Accumulated Other Comprehensive Loss:
  Balance at beginning of year..........     (481,960)    (145,223)    (170,097)
  Other comprehensive income (loss),
   net..................................      218,255     (336,737)      24,874
                                          -----------  -----------  -----------
  Balance at end of year................     (263,705)    (481,960)    (145,223)
                                          -----------  -----------  -----------
    Total Shareholders' Equity..........  $32,293,060  $33,220,584  $33,701,807
                                          ===========  ===========  ===========

   The accompanying notes are an integral part of these financial statements.

                                ASTRO-MED, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                  Years Ended January 31, 2001, 2000 and 1999

                                            2001         2000          1999
                                         -----------  -----------  ------------
Cash Flows from Operating Activities:
  Net Income...........................  $   302,489  $   936,643  $    495,665
  Adjustments to Reconcile Net Income
   to Net Cash Provided (Used) By
   Operating Activities:
    Depreciation and Amortization......    1,774,764    1,355,513     1,234,048
    Loss on Sale of Assets.............          --         3,017           --
    Deferred Income Taxes..............     (182,410)    (212,951)     (436,425)
    Other..............................      258,807       76,674        (1,721)
    Changes in Assets and Liabilities:
      Accounts Receivable..............   (1,392,810)    (986,656)      119,258
      Inventories......................     (419,461)    (439,547)        1,836
      Other............................      133,010      371,381       185,749
      Accounts Payable and Accrued
       Expenses........................   (2,563,107)   3,484,198     1,126,787
      Income Taxes Payable.............     (503,166)     106,342       448,261
                                         -----------  -----------  ------------
        Total Adjustments..............    2,894,373    3,757,971     2,677,793
                                         -----------  -----------  ------------
    Net Cash (Used) Provided by
     Operating Activities..............   (2,591,884)   4,694,614     3,173,458
Cash Flows from Investing Activities:
  Proceeds from Sales of Securities
   Available for Sale..................    5,170,695    3,838,473    10,153,724
  Purchases of Securities Available for
   Sale................................   (3,321,296)  (3,446,395)  (10,582,545)
  Proceeds from Sales of Assets........          --         2,800           --
  Escrow Returned (Payment) for
   Acquisition.........................      225,000   (3,657,098)          --
  Additions to Property, Plant and
   Equipment...........................   (1,203,592)    (975,113)     (600,395)
                                         -----------  -----------  ------------
    Net Cash Provided (Used) by
     Investing Activities..............      870,807   (4,237,333)   (1,029,216)
Cash Flows from Financing Activities:
  Payments of Debt.....................          --       (75,000)      (50,000)
  Principal Payments on Capital
   Leases..............................      (60,453)    (156,574)     (127,774)
  Proceeds from Common Shares Issued
   Under Employee Benefit Plans........       59,716       23,940        18,651
  Purchases of Treasury Stock..........     (807,900)    (451,000)   (1,954,680)
  Dividends Paid.......................     (700,084)    (709,069)     (743,702)
                                         -----------  -----------  ------------
    Net Cash Used by Financing
     Activities........................   (1,508,721)  (1,367,703)   (2,857,505)
                                         -----------  -----------  ------------
Net Decrease in Cash and Cash
 Equivalents...........................   (3,229,798)    (910,422)     (713,263)
Cash and Cash Equivalents, Beginning of
 Year..................................    4,035,867    4,946,289     5,659,552
                                         -----------  -----------  ------------
Cash and Cash Equivalents, End of
 Year..................................  $   806,069  $ 4,035,867  $  4,946,289
                                         ===========  ===========  ============
Supplemental Information:
  Cash Paid During the Period for:
    Interest...........................  $    11,104  $    17,504  $     24,072
    Income Taxes.......................  $   746,000  $   406,182  $    257,889

   The accompanying notes are an integral part of these financial statements.

                                ASTRO-MED, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               January 31, 2001


Note 1--Summary of Significant Accounting Policies

   Principles of Consolidation: The consolidated financial statements include the accounts of Astro-Med, Inc. (the Company) and its subsidiaries. All material intercompany accounts and transactions are eliminated in consolidation. Certain prior year balances have been reclassified to conform to the current year reporting format.

   Cash and Cash Equivalents: Highly liquid investments with an original maturity of three months or less at date of acquisition are considered to be cash equivalents when purchased as part of the Company's cash management activities. Similar investments with original maturities beyond three months are classified as securities available for sale.

   Securities Available for Sale: Securities available for sale are carried at market value based on quoted market prices. The difference between cost and market value, net of related tax effects, is recorded as a component of accumulated other comprehensive income of shareholders' equity.

   Property, Plant and Equipment: Property, plant and equipment are stated at cost. Depreciation is provided on the straight-line basis over the estimated useful lives of the assets (land improvements--10 to 20 years; buildings and improvements--10 to 45 years; machinery and equipment--3 to 10 years). Included in property, plant and equipment is $251,600 of construction in progress at January 31, 2001.

   Amortization of Intangibles: Goodwill from the acquisition of Telefactor is being amortized over 15 years. All other goodwill is amortized on the straight-line method over 40 years. Accumulated amortization amounted to $721,947 and $552,577 as of January 31, 2001 and 2000, respectively. At each balance sheet date, in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, the Company evaluates the carrying value of Long-Lived Assets. The Company believes that no material impairment exists at January 31, 2001.

   Derivative Instruments and Hedging: The Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which was amended by SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of SFAS No. 133, in June 1999 which was then amended in June 2000 by SFAS No. 138 Accounting for Certain Derivative Instruments and Certain Hedging Activities-- an Amendment to SFAS No. 133 (combined SFAS No. 133). SFAS No. 133 is now effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The statement requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The adoption of this statement is not expected to have a material impact on the Company's results of operations or financial position.

   Revenue Recognition: Revenue is recognized when products or services are performed and the risk and rewards of ownership have been transferred. The Securities and Exchange Commission required companies to adopt Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements in the fourth quarter of fiscal 2001. This SAB provides additional guidance on the accounting for revenue recognition, including broad conceptual discussions as well as certain industry--specific guidance. The adoption of this SAB did not have a material impact on the Company's financial position or quarterly or annual results of operations.

   In July 2000, the Emerging Issues Task Force, a body of the Financial Accounting Standards Board, reached a consensus on Issue No. 00-10, Accounting for Shipping and Handling Fees and Costs. The consensus requires companies to start reporting amounts billed to customers in a sales transaction related to shipping and handling as revenue in the fourth quarter of fiscal year 2001. The Company previously reported these amounts

                                ASTRO-MED, INC.

as a reduction of cost of goods sold. All periods presented have been reclassified to conform to the current practice. The amounts reclassed were $650,295, $574,460 and $604,685, respectively for the three years ending January 31, 2001.

   Foreign Currency: The financial statements of foreign subsidiaries are measured using the local currency as the functional currency. The Company translates foreign currency denominated assets and liabilities into U.S. dollars at year-end exchange rates with the translation adjustment reported as a separate component of shareholders' equity. Revenues and expenses are translated at average exchange rates during the year.

   Income Taxes: The Company accounts for income taxes in accordance with Statement of Financial Accounting Standard (SFAS) No. 109, Accounting for Income Taxes. This SFAS requires that deferred income taxes be determined based on estimated future tax effects of differences between the tax and book bases of assets and liabilities considering the provisions of enacted tax laws.

   Earnings Per Common Share: Earnings per common share have been computed and presented pursuant to the provisions of Statement of Financial Accounting Standards No. 128 (SFAS 128), Earnings per Share. Net income per share is based on the weighted average number of shares outstanding during the period. Net income per share assuming dilution is based on the weighted average number of shares and potential common shares for stock options outstanding during the period using the treasury stock method. In accordance with SFAS 128, options to purchase 1,093,825, 600,325 and 653,500 shares of common stock were outstanding during fiscal 2001, 2000 and 1999, respectively, but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares.

                                                   2001      2000      1999
                                                 --------- --------- ---------
   Weighted Average Common Shares Outstanding--
    Basic....................................... 4,386,852 4,434,108 4,651,711
   Dilutive Effect of Options Outstanding.......    20,780    41,263    27,687
                                                 --------- --------- ---------
   Weighted Average Common Shares Outstanding--
    Diluted..................................... 4,407,632 4,475,371 4,679,398

   Use of Estimates: The presentation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect these financial statements and accompanying notes. Some of the more significant estimates include the allowance for doubtful accounts, inventory valuation and warranty reserves. Management's estimates are based on the facts and circumstances available at the time estimates are made, past historical experience, risk of loss, general economic conditions and trends, and management's assessments of the probable future outcome of these matters. Consequently, actual results could differ from those estimates.

   Fair Value of Financial Instruments: The Company's financial instruments consist mainly of cash and cash equivalents, accounts receivable, accounts payable and long-term debt. The carrying amounts of these financial instruments as of January 31, 2001 approximate fair value.

                                ASTRO-MED, INC.

Note 2--Securities Available for Sale

   Securities available for sale include corporate and governmental obligations with various contractual or anticipated maturity dates. Governmental obligations include U.S. Government, State, Municipal and Federal Agencies securities. The market value, amortized cost and gross unrealized gains and losses of the securities are as follows:

                                                  Gross      Gross
                                       Market   Unrealized Unrealized  Amortized
                                       Value      Gains      Losses       Cost
                                     ---------- ---------- ----------  ----------
   January 31, 2001
   Corporate........................ $1,486,495  $12,801   ($ 11,239)  $1,478,933
   Governmental.....................  3,876,028   17,063    ( 22,014)   3,880,979
                                     ----------  -------   ---------   ----------
                                     $5,362,523  $29,864   ($ 33,253)  $5,365,912
                                     ==========  =======   =========   ==========
   January 31, 2000
   Corporate........................ $2,179,794  $   --    ($ 77,194)  $2,256,988
   Governmental.....................  5,032,127    3,389   ( 200,142)   5,228,880
                                     ----------  -------   ---------   ----------
                                     $7,211,921  $ 3,389   ($277,336)  $7,485,868
                                     ==========  =======   =========   ==========

   The cost of securities available for sale that were sold was based on specific identification in determining realized gains or losses included in the accompanying consolidated statements of income.

   The expected maturity dates of these securities are as follows: Less than one year--$881,971; One to Five Years--$2,848,009; Six to Ten Years-- $1,125,696 and greater than Ten Years--$506,847. Actual maturities may differ as a result of sales or earlier issuer redemptions.

Note 3--Inventories

   Inventories are stated at the lower of cost (first-in, first-out) or market and include material, labor and manufacturing overhead. The components of inventories were as follows:

                                                              January 31,
                                                        -----------------------
                                                           2001        2000
                                                        ----------- -----------
     Materials and Supplies............................ $ 5,921,934 $ 5,835,050
     Work-in-Progress..................................   1,282,466   1,557,734
     Finished Goods....................................   3,578,025   3,428,737
                                                        ----------- -----------
                                                        $10,782,425 $10,821,521
                                                        =========== ===========

Note 4--Long-Term Debt

   Long-term debt consisted of the following:

                                                              January 31,
                                                        -----------------------
                                                           2001        2000
                                                        ----------- -----------
     Capital Lease Obligations......................... $    71,587 $   132,040
     Less Current Maturities...........................      46,832      60,452
                                                        ----------- -----------
                                                        $    24,755 $    71,588
                                                        =========== ===========

                                ASTRO-MED, INC.

   The amounts of long-term debt as of January 31, 2001 are scheduled to mature as follows: $46,832 in fiscal 2002 and $24,755 in fiscal 2003.

Note 5--Shareholders' Equity

   Common Stock: The Company's Board of Directors has authorized the purchase of up to an additional 250,000 shares of the Company's common stock on the open market. The Company repurchased 201,600, 77,000 and 323,400 shares, of its common stock in fiscal 2001, 2000 and 1999, respectively.

   The Company maintains the following benefit plans involving the Company's common stock:

   Stock Option Plans: As of January 31, 2001, the Company has two incentive stock option plans and one non-qualified stock option plan under which options may be granted to officers and key employees. Options vest over various periods that range from six months to five years. Options for an aggregate of 1,500,000 shares may be granted under the incentive stock option plans at option prices of not less than fair market value at the date of grant. Options for an aggregate of 400,000 shares may be granted under the non-qualified plan at option prices of not less than 50% of fair market value at the date of grant.

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

   Summarized option data for all plans is as follows:

                                      Option    Weighted Average
                          Number     Price Per  Option Price Per
                         of Shares     Share         Share
                         ---------  ----------- ----------------
Outstanding Options,
 January 31, 1998.......   620,850  $3.33-14.30      $8.79
Options Granted.........   216,500   6.13- 8.13       7.92
Options Expired.........   (56,250)  3.33-14.30       9.25
                         ---------
Options Outstanding,
 January 31, 1999.......   781,100   3.33-13.00       8.51
Options Granted.........   253,700   4.94- 6.25       5.22
Options Exercised.......    (1,000)        4.94       4.94
Options Expired.........  (158,325)  4.94-11.29       8.93
                         ---------
Options Outstanding,
 January 31, 2000.......   875,475   3.33-13.00       7.49
Options Granted.........   568,500   3.75- 7.50       6.90
Options Exercised.......    (9,500)  3.33- 4.94       4.77
Options Expired.........  (100,025)  3.33-10.25       6.93
                         ---------
Options Outstanding,
 January 31, 2001....... 1,334,450  $3.33-13.00       7.30
                         ---------
Options Exercisable,
 January 31, 2001....... 1,198,450  $3.33-13.00       7.40
                         ---------
Options Exercisable,
 January 31, 2000.......   780,675  $3.33-13.00       7.46
                         =========

                                ASTRO-MED, INC.

   Set forth below is a summary of options outstanding at January 31, 2001:

                    Outstanding                              Exercisable
----------------------------------------------------- --------------------------
Range of
Exercise            Weighted Average    Remaining               Weighted Average
 prices    Options   Exercise Price  Contractual Life  Options   Exercise Price
--------   -------  ---------------- ----------------  -------  ----------------
$3.33-$
 5.00       240,625      $ 4.82           9 yrs.        235,625      $ 4.84
$5.50-$
 8.25       751,950        7.11           9 yrs.        642,950        7.37
$8.31-$
 8.50       209,000        8.41           6 yrs.        209,000        8.41
$9.25-
 $13.00     132,875       11.11           3 yrs.        110,875       11.11
          ---------                                   ---------
          1,334,450                                   1,198,450

   At January 31, 2001, options covering 794,300 shares under the incentive plans, 124,000 shares under the non-qualified plan and 12,000 shares under the Non-Employee Director Stock Option Plan were available for future grant.

   As permitted by SFAS No. 123, "Accounting for Stock-Based Compensation," the Company accounts for its stock-based compensation in accordance with APB No. 25 "Accounting for Stock Issued to Employees". Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates consistent with the method set forth under SFAS No. 123, the Company's net income and net income per share would have been reduced to the pro forma amounts indicated below:

                                                           January 31
                                                   ----------------------------
                                                     2001       2000     1999
                                                   ---------  -------- --------
      Net Income (Loss)
        As reported............................... $ 302,489  $936,643 $495,665
        Pro forma................................. $(659,956) $599,322 $(42,914)
      Net Income per share
        As reported............................... $    0.07  $   0.21 $   0.11
        Pro forma, Basic.......................... $   (0.15) $   0.14 $  (0.01)
        Pro forma, Diluted........................ $   (0.15) $   0.13 $  (0.01)

   The fair value of each option granted was estimated on the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions: The weighted average grant date fair value of options granted during fiscal 2001, 2000 and 1999 was $2.22, $1.60 and $2.43, respectively.

                                                      Years Ended January 31,
                                                      -------------------------
                                                       2001     2000     1999
                                                      -------  -------  -------
     Risk-free interest rate.........................    6.25%     5.5%     4.8%
     Expected life (years)...........................       5        5        5
     Expected volatility.............................    36.0%    35.5%    35.4%
     Expected dividend yield.........................     2.9%     2.8%     2.4%

                                ASTRO-MED, INC.

   Employee Stock Purchase Plan: The Company has an Employee Stock Purchase Plan allowing eligible employees to purchase shares of common stock at a 10% discount from fair market value on the date of purchase. A total of 180,000 shares was initially reserved for issuance under the Plan. Summarized Plan activity is as follows:

                                                  Years Ended January 31,
                                               --------------------------------
                                                 2001        2000       1999
                                               ---------  ----------  ---------
     Shares Reserved, Beginning...............    94,920      98,426    101,507
     Shares Purchased.........................    (3,245)     (3,506)    (3,081)
                                               ---------  ----------  ---------
     Shares Reserved, Ending..................    91,675      94,920     98,426
                                               =========  ==========  =========

   Employee Stock Ownership Plan: The Company has an Employee Stock Ownership
Plan providing retirement benefits to all eligible employees. Annual contributions in amounts determined by the Company's Board of Directors are invested by the Plan's Trustees in shares of common stock of the Company.
Contributions may be in cash or stock. The Company's contributions paid or accrued amounted to $130,000 in fiscal 2001, 2000 and 1999.

Note 6--Income Taxes

   The components of domestic and foreign income (loss) before the provision for income taxes are as follows:

                                                  Years Ended January 31,
                                               --------------------------------
                                                 2001        2000       1999
                                               ---------  ----------  ---------
     Domestic................................. $  (6,989) $1,021,075  $ 530,751
     Foreign..................................   409,478     227,782     78,914
                                               ---------  ----------  ---------
       Total.................................. $ 402,489  $1,248,857  $ 609,665
                                               =========  ==========  =========

   The components of the provision for income taxes were as follows:

                                                  Years Ended January 31,
                                               --------------------------------
                                                 2001        2000       1999
                                               ---------  ----------  ---------
     Current:
       Federal................................ $ 194,810  $  387,820  $ 206,747
       State..................................    (6,600)     53,842      8,687
       Foreign................................    94,200      57,000     28,000
                                               ---------  ----------  ---------
                                                 282,410     498,662    243,434
                                               ---------  ----------  ---------
     Deferred:
       Federal................................  (160,598)   (164,143)  (106,518)
       State..................................   (21,812)    (22,305)   (22,916)
                                               ---------  ----------  ---------
                                                (182,410)   (186,448)  (129,434)
                                               ---------  ----------  ---------
                                               $ 100,000  $  312,214  $ 114,000
                                               =========  ==========  =========

                                ASTRO-MED, INC.

   The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate (34%) to income before income taxes, due to the following:

                                                  Years Ended January 31,
                                                 ----------------------------
                                                   2001      2000      1999
                                                 --------  --------  --------
     Income Tax Provision at Statutory Rate..... $136,846  $424,611  $207,269
     State Taxes, Net of Federal Income Tax
      Benefits..................................  (18,763)   57,697    (9,391)
     Nontaxable Interest Income.................  (17,625)  (19,219)  (34,083)
     Amortization of Intangibles................   12,342   (24,663)  (61,669)
     Utilization of Net Operating Loss
      Carryforward..............................      --    (92,048) (117,580)
     Research and Development Tax Credits.......      --   (133,000)      --
     Other, Net.................................  (12,800)   98,836   129,454
                                                 --------  --------  --------
                                                 $100,000  $312,214  $114,000
                                                 ========  ========  ========

   The tax effects of temporary differences and carryforwards which gave rise to significant portions of deferred tax assets and liabilities in the accompanying consolidated balance sheets were as follows:

                                                            January 31,
                                                       ----------------------
                                                          2001        2000
                                                       ----------  ----------
   Deferred Tax Assets:
     Reserves and Accruals Not Yet Deducted for Tax
      Purposes........................................ $1,319,618  $1,216,529
     Unrealized Foreign Currency Losses...............     66,950      28,965
     Net Operating Loss Carryforwards.................     94,485      72,845
     Other............................................    398,448     344,672
     Valuation Allowance..............................    (94,485)    (72,845)
                                                       ----------  ----------
                                                        1,785,016   1,590,166
   Deferred Tax Liabilities:
     Accumulated Tax Depreciation in Excess of Book
      Depreciation....................................    580,915     563,578
     Other............................................     46,480      51,310
                                                       ----------  ----------
                                                          627,395     614,888
                                                       ----------  ----------
   Net Deferred Tax Assets............................ $1,157,621  $  975,278
                                                       ==========  ==========

   At January 31, 2001, the valuation allowance relates to the Company's wholly owned subsidiary, Astro-Med GMBH and Astro-Med SRL, net operating loss carryforward (NOL) of approximately $244,779 which can be carryforward indefinitely. The future tax benefits of this NOL is uncertain because it is limited to future annual taxable income of the subsidiary.

Note 7--Leases

   There are both capital and operating lease commitments for the Company's facilities and certain machinery and equipment. Following is an analysis of assets which are under capital leases.

                                                                 January 31,
                                                              -----------------
                                                                2001     2000
                                                              -------- --------
       Machinery and Equipment............................... $176,020 $382,598
       Less: Accumulated Amortization........................   88,008  219,322
                                                              -------- --------
                                                              $ 88,012 $163,276
                                                              ======== ========

                                ASTRO-MED, INC.

   Minimum lease payments under noncancellable leases at January 31, 2001 were as follows:

     Year Ending                                              Capital  Operating
     January 31,                                               Lease    Leases
     -----------                                              -------- ---------
     2002.................................................... $ 50,594 $293,754
     2003....................................................   25,296  124,933
     2004....................................................      --    47,764
     2005....................................................      --    40,602
     2006 and Thereafter.....................................      --    35,218
                                                              -------- --------
     Net Minimum Lease Payments..............................   75,890 $542,271
                                                              -------- --------
     Less Amount Representing Interest.......................    4,303
                                                              --------
     Current Value of Net Minimum Lease Payments............. $ 71,587
                                                              ========

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

   Sales and service activities outside the United States are conducted primarily through wholly-owned entities and, to a lesser extent, through authorized distributors and agents. Transfer prices are intended to produce gross profit margins commensurate with the sales and service effort associated with the product sold. Certain information on a geographic basis for fiscal 2001, 2000 and 1999 is set forth below.

                                             2001         2000         1999
                                          -----------  -----------  -----------
Geographical Information
Revenues:
  United States.......................... $48,730,676  $43,140,724  $39,278,252
  Foreign Branches.......................   8,680,464    7,967,070    7,689,047
  Transfers among geographical areas.....  (5,723,377)  (4,964,588)  (4,801,114)
                                          -----------  -----------  -----------
                                          $51,687,763  $46,143,206  $42,166,185
                                          ===========  ===========  ===========
Long-lived Assets:
  United States.......................... $ 7,574,237  $ 7,514,389  $ 6,787,325
  Foreign Branches.......................     713,076      713,045      442,350
                                          -----------  -----------  -----------
                                          $ 8,287,313  $ 8,227,434  $ 7,229,675
                                          ===========  ===========  ===========

                                ASTRO-MED, INC.

Export Revenues Included in United States Revenues Above:

  Asia..................................... $ 1,516,000 $ 1,215,000 $   904,000
  Other Europe.............................   1,408,000   1,284,000     729,000
  Central and South America................   1,337,000   1,294,000   1,010,000
  Australia and New Zealand................     380,000     382,000     437,000
  Other....................................     553,000     351,000     255,000
                                            ----------- ----------- -----------
                                            $ 5,194,000 $ 4,526,000 $ 3,335,000
                                            =========== =========== ===========
Product Information
Revenues:
  Test & Measurement....................... $15,061,000 $15,786,000 $16,076,000
  QuickLabel Systems (QLS).................  18,850,000  17,035,000  15,394,000
  Grass Telefactor.........................  17,777,000  13,322,000  10,696,000
                                            ----------- ----------- -----------
                                            $51,688,000 $46,143,000 $42,166,000
                                            =========== =========== ===========

   No single customer accounted for 10% of net sales in fiscal 2001, 2000, or 1999.

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

   All contributions are deposited into trust funds. It is the policy of the Company to fund any contributions accrued. The Company's annual contribution amounts are determined by the Board of Directors. The Company's contributions paid or accrued amounted to $230,000 in 2001, 2000 and 1999.

Note 10--Acquisitions

   Effective December 1, 1999, the Company acquired the assets and business of Telefactor Corporation (Telefactor), a privately held corporation for an aggregate purchase price of approximately $3.7 million in cash, including transaction fees. The acquisition was accounted for as a purchase under APB Opinion No. 16, Business Combinations. At the time of closing, $225,000 was established in an escrow account that was designated to be used to settle any post-closing purchase price adjustments. In the first quarter of fiscal 2001, the Company received $225,000 from the escrow. The purchase and sales agreement contains a clause which will require the Company to pay additional purchase price of up to $3,000,000 if certain sales levels are achieved. The earnout provision is effective over a period of 72 months. The purchase price allocation was completed during fiscal 2001 and it resulted in a final goodwill amount of $1,776,000. Goodwill resulting from the Telefactor acquisition is being amortized over 15 years.

          SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                          Balance at Provision                         Balance
                          Beginning  Charged to                        at End
         Description       of Year   Operations Deductions(2) Other(3) of Year
         -----------      ---------- ---------- ------------- -------- -------
Allowance for Doubtful
 Accounts(1):
  Year Ended January 31,
    2001.................  405,783    193,341      131,242        --   467,882
    2000.................  212,337    167,234       42,414     68,626  405,783
    1999.................  175,788     75,815       39,266        --   212,337

--------
(1) The allowance for doubtful accounts has been netted against accounts receivable as of the respective balance sheet dates.
(2) Uncollectible accounts written off, net of recoveries.
(3) Reserve addition from the acquisition of Telefactor.

40