Form 10-Q
period 2001-05-05
ASTRO MED INC /NEW/
filed 2001-06-11
CIK 8146

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

(Mark One)
X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
--
   EXCHANGE ACT OF 1934
For the quarterly period ended             May 5, 2001
                              ----------------------------------

                                       OR

__ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934
For the transition period from_____________to______________

Commission file number                   0-13200
                       ------------------------------------------


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

                Common Stock, $.05 Par Value - 4,264,324 shares
                (excluding treasury shares) as of June 1, 2001

                                ASTRO-MED, INC.
                                     INDEX

                                                                    Page No.
                                                                    --------
Part I.  Financial Information:

  Consolidated Balance Sheets -
    May 5, 2001 and January 31, 2001....................................   3

  Consolidated Statements of Income -
    Three Months Ended May 5, 2001 and April 29, 2000...................   4

  Consolidated Statements of Cash Flows -
    Three Months Ended May 5, 2001 and April 29, 2000...................   5

  Notes to Consolidated Financial Statements -
    May 5, 2001.........................................................   6-7

  Management's Discussion and Analysis of Financial
    Condition and Results of Operations.................................   8-9

Part II.  Other Information.............................................   10

Part I.  FINANCIAL INFORMATION

                                ASTRO-MED, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                  May 5,       January 31,
                  ASSETS                           2001           2001
                                                   ----           ----
                                                (Unaudited)
CURRENT ASSETS
 Cash and Cash Equivalents..................  $  1,613,564   $    806,069
 Securities Available for Sale..............     4,315,911      5,362,523
 Accounts Receivable, Net...................     9,067,923     10,663,624
 Inventories................................    11,352,548     10,782,425
 Prepaid Expenses and Other Current Assets..     2,037,035      2,038,227
                                              ------------   ------------
   Total Current Assets.....................    28,386,981     29,652,868

PROPERTY, PLANT AND EQUIPMENT                   22,999,047     22,547,305
 Less Accumulated Depreciation..............   (14,553,889)   (14,259,992)
                                              ------------   ------------
                                                 8,445,158      8,287,313
OTHER ASSETS
 Goodwill...................................     2,430,886      2,465,494
 Amounts Due from Officers..................       480,314        480,314
 Other......................................       110,787        172,941
                                              ------------   ------------
                                                 3,021,987      3,118,749
                                              ------------   ------------
                                              $ 39,854,126   $ 41,058,930
                                              ============   ============

  LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
 Accounts Payable...........................  $  3,594,235   $  3,711,248
 Accrued Compensation.......................     1,232,348      1,974,223
 Accrued Expenses...........................     1,511,662      1,916,597
 Income Taxes Payable.......................       156,369         96,058
 Current Maturities of Long-Term Debt.......        47,735         46,832
                                              ------------   ------------
   Total Current Liabilities................     6,542,349      7,744,958

LONG-TERM DEBT, Less Current Maturities.....        12,492         24,755

DEFERRED INCOME TAXES.......................       939,804        996,157

SHAREHOLDERS' EQUITY
 Preferred Stock, $10 Par Value,
  Authorized 100,000 Shares, None Issued....             -              -
 Common Stock, $.05 Par Value, Authorized
  13,000,000 Shares, Issued, 5,161,904
  5,160,780 Shares, respectively............       258,093        258,039
 Additional Paid-In Capital.................     5,625,644      5,706,870
 Retained Earnings..........................    32,648,326     32,667,859
 Treasury Stock, at Cost (897,895 and
  930,895 Shares, respectively).............    (5,860,610)    (6,076,003)
 Accumulated Other Comprehensive Loss.......      (311,972)      (263,705)
                                              ------------   ------------
                                                32,359,481     32,293,060
                                              ------------   ------------
                                              $ 39,854,126   $ 41,058,930
                                              ============   ============

                                ASTRO-MED, INC.
                       CONSOLIDATED STATEMENTS OF INCOME

                                                   Three Months Ended
                                                   -------------------
                                                  May 5,         April 29,
                                                  2001               2000
                                                  ----               ----
                                                        (Unaudited)

Net Sales...................................    $12,435,979   $12,530,201
Cost of Sales...............................      7,383,886     7,360,278
                                                 ----------   -----------
Gross Profit................................      5,052,093     5,169,923

Costs and Expenses:
  Selling, General and Administrative.......      4,127,067     3,907,078
  Research and Development..................        908,533     1,093,090
                                                 ----------   -----------
                                                  5,035,600     5,000,168
                                                 ----------   -----------

Operating Income............................         16,493       169,755


Other Income (Expense):
  Investment Income.........................         85,128       119,416
  Interest Expense..........................         (1,289)       (5,484)
  Other, Net................................         86,763       (72,047)
                                                 ----------   -----------
                                                    170,602        41,885
                                                 ----------   -----------


Income before Income Taxes..................        187,095       211,640
Income Taxes................................         37,420        53,780
                                                 ----------   -----------

Net Income..................................     $  149,675   $   157,860
                                                 ==========   ===========


Income Per Common Share - Basic and Diluted.     $     0.04   $      0.04
                                                 ==========   ===========


Weighted Average Number of Common and Common
  Equivalent Shares Outstanding-Basic.......      4,241,211     4,418,982
                                                 ==========   ===========
Weighted Average Number of Common and Common
Equivalent Shares Outstanding-Diluted.......      4,245,088     4,479,972
                                                 ==========   ===========

Dividends Declared Per Common Share..........    $      .04   $       .04
                                                 ==========   ===========

                                ASTRO-MED, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                       Three Months Ended
                                                       ------------------
                                                     May 5,        April 29,
                                                      2001             2000
                                                           (Unaudited)

Cash Flows from Operating Activities:
  Net Income......................................  $  149,675    $   157,860
Adjustments to Reconcile Net Income to
  Net Cash Provided (Used) by Operating
       Activities:
      Depreciation and Amortization...............     328,505        367,346
      Deferred Income Taxes.......................     (56,353)       (97,873)
      Other.......................................     (20,878)        83,488
      Changes in Assets and Liabilities:
        Accounts Receivable.......................   1,595,701       (117,348)
        Inventories...............................    (692,708)      (764,108)
        Other.....................................      63,535         12,499
        Accounts Payable and Accrued Expenses.....  (1,134,057)    (1,568,719)
        Income Taxes Payable......................      60,311       (211,113)
                                                    ----------    -----------
          Total Adjustments.......................     144,056     (2,295,828)
    Net Cash Provided (Used) by Operating
        Activities................................     293,731     (2,137,968)

Cash Flows from Investing Activities:
  Proceeds from Sales of Securities
    Available for Sale............................   1,942,713        385,241
  Purchases of Securities Available
    for Sale......................................    (896,101)      (693,471)
  Refund of Purchase Price for Acquisition........           -        225,000
  Additions to Property, Plant and Equipment......    (356,546)      (325,710)
                                                    ----------    -----------
    Net Cash Provided (Used) by
      Investing Activities........................     690,066       (408,940)

Cash Flows from Financing Activities:
  Principal Payments on Capital Leases............     (11,360)       (26,978)
  Proceeds from Common Shares Issued
    Under Employee Benefit Plans..................       4,266          3,730
  Dividends Paid..................................    (169,208)      (176,759)
                                                    ----------    -----------
    Net Cash Used by Financing Activities.........    (176,302)      (200,007)

Net Increase (Decrease) in Cash and Cash
    Equivalents...................................     807,495     (2,746,915)
Cash and Cash Equivalents, Beginning of Period.        806,069      4,035,867
                                                    ----------    -----------

Cash and Cash Equivalents, End of Period..........  $1,613,564    $ 1,288,952
                                                    ==========    ===========

Supplemental Disclosures of Cash Flow
  Information:
    Cash Paid During the Period for:
      Interest....................................  $    1,289    $     5,537
      Income Taxes................................  $   20,900    $   232,823


                                ASTRO-MED, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  May 5, 2001

Note 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     (a) The accompanying financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments which, in the opinion of management, are necessary for a fair statement of the results of the interim periods presented. These financial statements do not include all disclosures associated with annual financial statements and, accordingly, should be read in conjunction with footnotes contained in the Company's annual report on Form 10-K for the year ended January 31, 2001. Certain reclassifications have been made to conform to the current period reporting format.

     (b) Net Income per common share has been computed and presented pursuant to the provisions of Statement of Financial Accounting Standards No. 128, Earnings Per Share. Net income per share is based on the weighted average number of shares outstanding during the period. Net income per share assuming dilution is based on the weighted average number of shares and, if dilutive, common equivalent shares for stock options outstanding during the period.

                                                       Three Months Ended
                                                       ------------------
                                                      May 5,      April 29,
                                                       2001         2000
                                                      -----         ----
  Weighted Average Common Shares
    Outstanding - Basic.......................      4,241,211     4,418,982

  Diluted Effect of Options Outstanding.......          3,877        60,990

  Weighted Average Common Shares Outstanding        ---------     ---------
    - Diluted.................................      4,245,088     4,479,972
                                                    =========     =========


For the three month's ended May 5, 2001 and April 29, 2000, the diluted per share amounts do not reflect options outstanding of 1,668,075 and 987,850 respectively, because their effect is anti-dilutive.

     (c)  Derivative Instruments and Hedging: On February 1, 2001, the
Company adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS No. 133, and as amended in June 2000 by SFAS No. 138 Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment to SFAS No. 133 (combined SFAS No. 133). The statement requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies
for hedge accounting.   The adoption of this statement did not have a material
impact on the Company's results of operations or financial position.

     (d) Revenue Recognition: Revenue is recognized when products or services are performed and the risk and rewards of ownership have been transferred.

     (e) In July 2000, the Emerging Issues Task Force, a body of the Financial Accounting Standards Board, reached a consensus on Issue No. 00-10, Accounting for Shipping and Handling Fees and Costs. The consensus requires companies to start reporting amounts billed to customers in a sales transaction related to shipping and handling as revenue in the fourth quarter of fiscal year 2001. The Company previously reported these amounts as a reduction of cost of goods sold. All previous periods presented have been reclassified to conform to the current practice. The amount reclassed for three months ending April 29, 2000 was $156,000.

Note 2 - COMPREHENSIVE INCOME

    The Company's total comprehensive income is as follows.

                                                        Three Months Ended
                                                        ------------------
                                                     May 5,            April 29,
Comprehensive Income (Loss):                          2001              2000
                                                      ----              ----

    Net Income ................................     $149,675          $157,860
                                                    --------          --------
    Other Comprehensive Income (Loss):
      Foreign currency translation adjustments,
          net of tax...........................      (71,390)          (12,413)
      Unrealized gain on securities:
         Unrealized holding gain
         arising during the period, net
         of tax................................       22,498            35,102
          Reclassification adjustment for gain
         (loss) included in net income, net of tax       625            (1,875)
                                                    --------         ---------
    Other Comprehensive Income (Loss)..........      (48,267)           20,814
                                                    --------         ---------
    Comprehensive Income.......................     $101,408          $178,674
                                                    ========          ========

Note 3 - INVENTORIES

    Inventories are stated at the lower of cost (first-in, first-out) or market and include material, labor and manufacturing overhead. The components of inventories were as follows:

                                   May 5,         January 31,
                                    2001             2001
                                    ----             ----

     Materials and Supplies..   $ 6,242,777       $ 5,921,934
     Work-In-Process.........     1,488,964         1,282,466
     Finished Goods..........     3,620,807         3,578,025
                                -----------       -----------
                                $11,352,548       $10,782,425
                                ===========       ===========

Note 4 - Purchase Price Refund

    During the quarter ended April 29, 2000, the Company received $225,000 that was held in escrow relative to the acquisition of Telefactor Corporation. The amount represented a reduction in purchase price.

                                ASTRO-MED, INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

Results of Operations:
----------------------

     Sales in the first quarter were $12,436,000, a decrease of less than 1% from the prior year's first quarter sales of $12,530,000. Domestic sales were $9,041,000 down slightly from $9,057,000 for the first quarter of the prior fiscal year. Sales through the Company's international channels were $3,395,000, down 2% over previous year's first quarter sales of $3,473,000. Our international sales were negatively impacted by the strengthening of the U.S. dollar that occurred during the first quarter because on a local currency basis international sales increased 6% from the previous year.

     The Company's product groups reported mixed sales results. Grass-Telefactor's sales increased to $4,519,000, a 6% increase over the $4,256,000 of sales reported in the first quarter of the previous year. This increase is primarily attributed to the increase in the Grass-Telefactor research and supplies sales. QuickLabel Systems (QLS) product sales were $4,899,000, down 2% from the $5,024,000 record level achieved in the first quarter of the previous year. This decrease is attributed to the decrease in hardware sales. Test & Measurement (T&M) sales in the quarter were $3,018,000, down 7% from $3,250,000 reported in the first quarter of the previous year. The decline in T&M sales can be attributed to international channels as T&M's domestic sales increased 6% when compared to the previous fiscal year.

     Gross profit dollars were $5,052,000, a 2% decrease over last year. The gross profit margin realized in the quarter was 40.6%, a decrease from last year's margin of 41.3%. Product mix and lower margins in T&M account for this quarter's result.

     Operating Expenses in the quarter were $5,036,000. Selling and general administrative spending rose 6% from last year to $4,127,000 due to higher international dealer commissions in this quarter as compared to last year.

     Research and development funding decreased 17% from the prior year to $909,000. In the quarter, R & D spending was 7.3% of sales down from last year's rate of 8.7%.

     Operating income in the quarter was $16,000 a $154,000 decline from last year.

     Other income increased to $171,000 from last year's $42,000. The increase is attributed to a $125,000 gain relating to the settlement of litigation on a contract dispute.

     Net income in the first quarter was $150,000 equal to $0.04 earnings per share. This compares to a net income of $158,000, equal to $0.04 earnings per share in the prior year's first quarter.

Financial Condition:
--------------------

     The Company's Statements of Cash Flows for the three-months ending May 5, 2001 and April 29, 2000 are included on page 5. Net cash flow provided by operating activities for the current quarter was $294,000 versus cash flow used by operating activities of $2,138,000 in the first quarter of the previous year.

     Cash and securities available for sale declined $239,000 from year-end. The demand placed on the Company's cash balances during the quarter was traceable to working capital requirements and capital expenditures.

     The collection cycle improved by four days decreasing to 62 days sales outstanding at the end of the quarter as compared to the 66 days outstanding at year-end.

     Inventory rose to $11,353,000 from the year-end level as the Company increased its build of components in anticipation of the product launch of the new Dash 18 and Pronto product lines. As a result, inventory turns declined to
2.2 times from 2.5 times at year-end.

     Capital expenditures were $357,000 in the quarter ended May 5, 2001 as the Company purchased machinery and equipment, information technology hardware and software and tools and dies.

     The Company paid cash dividends in the quarter of $169,000 or $0.04 per common share.


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

PART II.  OTHER INFORMATION

Item 4.  Results of Votes of Security Holders

     An Annual Meeting of Shareholders of the registrant was held May 15, 2001. A proposed increase in the maximum shares under the 1998 Non-Qualified Stock Option Plan of 600,000 to 1,000,000 was presented to shareholders for their approval. Also, shareholders were asked to elect a Board of Directors to serve until the next Annual Meeting of Shareholders or until their successors are elected and qualified.

     The Company proposed increase in the maximum share under the 1998 Non-Qualified Stock Option Plan was approved by the following vote:
For-2,216,049; Against-518,303; Abstain-4,611.

     In an uncontested election, nominees for directors were elected by the following votes:

        Name of Nominee               Votes                   Votes
         for Director                  For                   Withheld
         ------------                  ---                   --------
        Albert W. Ondis              3,707,640                375,360
        Everett V. Pizzuti           3,705,640                377,360
        Jacques V. Hopkins           3,711,565                371,435
        Hermann Viets                3,711,340                371,660
        Neil K. Robertson            3,711,471                371,529

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits:

     None.

(b)  Reports on Form 8-K:

     None.
                                         SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        ASTRO-MED, INC.
                                         (Registrant)


Date:  June 11, 2001              By /s/ A. W. Ondis
                                     --------------------------------
                                         A. W. Ondis, Chairman
                                        (Principal Executive Officer)


Date:  June 11, 2001              By /s/ Joseph P. O'Connell
                                     --------------------------------
                                         Joseph P. O'Connell,
                                         Vice President and Treasurer
                                        (Principal Financial Officer)