Form 10-Q
period 2001-08-04
ASTRO MED INC /NEW/
filed 2001-09-07
CIK 8146

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)
X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
--
   EXCHANGE ACT OF 1934
For the quarterly period ended                       August 04, 2001
                               -------------------------------------------------

                                      OR

   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
--
   EXCHANGE ACT OF 1934
For the transition period from                        to
                               ----------------------    -----------------------


Commission file number                         0-13200
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


                          __________________________

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

          Common Stock, $.05 Par Value - 4,265,485 shares (excluding treasury shares) as of August 31, 2001

                                ASTRO-MED, INC.
                                     INDEX

                                                                   Page No.
Part I.  Financial Information:

  Consolidated Balance Sheets -
    August 4, 2001 and January 31, 2001.......................         3

  Consolidated Statements of Income -
    Three Months Ended August 4, 2001 and July 29, 2000 ......         4

  Consolidated Statements of Income -
    Six Months Ended August 4, 2001 and July 29, 2000 ........         5

  Consolidated Statements of Cash Flows -
    Six Months Ended August 4, 2001 and July 29, 2000 ........         6

  Notes to Consolidated Financial Statements -
   August 4, 2001.............................................         7-9

  Management's Discussion and Analysis of Financial
    Condition and Results of Operations.......................         10-12

Part II.  Other Information...................................         13

Part I.   FINANCIAL INFORMATION
                                ASTRO-MED, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                                                      August,4     January 31,
                     ASSETS                                                             2001          2001
                                                                                        ----          ----
                                                                                    (Unaudited)
CURRENT ASSETS
  Cash and Cash Equivalents ....................................................   $  2,106,649    $    806,069
  Securities Available for Sale ................................................      4,058,580       5,362,523
  Accounts Receivable, Net .....................................................      8,328,505      10,663,624
  Inventories, Net .............................................................     11,598,509      10,782,425
  Prepaid Expenses and Other Current Assets ....................................      2,135,191       2,038,227
                                                                                   ------------    ------------
       Total Current Assets ....................................................     28,227,434      29,652,868
PROPERTY, PLANT AND
EQUIPMENT ......................................................................     23,186,824      22,547,305
  Less Accumulated Depreciation ................................................    (14,935,751)    (14,259,992)
                                                                                   ------------    ------------
                                                                                      8,251,073       8,287,313
OTHER ASSETS
  Goodwill .....................................................................      2,392,213       2,465,494
  Amounts Due from Officers ....................................................        480,314         480,314
  Other ........................................................................         83,555         172,941
                                                                                   ------------    ------------
                                                                                      2,956,082       3,118,749
                                                                                   $ 39,434,589    $ 41,058,930
                                                                                   ============    ============

    LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts Payable .............................................................   $  3,687,435    $  3,711,248
  Accrued Compensation .........................................................      1,201,516       1,974,223
  Accrued Expenses .............................................................      1,587,749       1,916,597
  Income Taxes Payable .........................................................         30,330          96,058
  Current Maturities of Long-Term Debt .........................................         44,813          46,832
                                                                                   ------------    ------------
       Total Current Liabilities ...............................................      6,551,843       7,744,958

LONG-TERM DEBT, Less Current Maturities ........................................           --            24,755

DEFERRED INCOME TAXES ..........................................................        923,914         996,157

SHAREHOLDERS' EQUITY
  Preferred Stock, $10 Par Value,
    Authorized 100,000 Shares, None Issued .....................................           --              --
  Common Stock, $.05 Par Value, Authorized
    13,000,000 Shares, Issued, 5,162,933
    5,160,780 Shares, respectively .............................................        258,147         258,039
  Additional Paid-In Capital ...................................................      5,629,597       5,706,870
  Retained Earnings ............................................................     32,283,684      32,667,859
  Treasury Stock, at Cost (897,895 and
    930,895 Shares, respectively) ..............................................     (5,860,610)     (6,076,003)
  Accumulated Other Comprehensive Loss .........................................       (351,986)       (263,705)
                                                                                   ------------    ------------
                                                                                     31,958,832      32,293,060
                                                                                   $ 39,434,589    $ 41,058,930
                                                                                   ============    ============

                                ASTRO-MED, INC.
                  UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

                                                   Three Months Ended
                                                   ------------------
                                                August 4,       July 29,
                                                  2001            2000
                                                  ----            ----

Net Sales...................................  $12,131,706    $13,381,804
Cost of Sales...............................    7,365,737      7,979,218
                                              -----------    -----------
Gross Profit................................    4,765,969      5,402,586

Costs and Expenses:
  Selling, General and Administrative.......    4,156,183      3,998,476
  Research and Development..................      928,920      1,142,544
                                              -----------    -----------
                                                5,085,103      5,141,020
                                              -----------    -----------

Operating Income(Loss)......................     (319,134)       261,566

Other Income (Expense):
  Investment Income.........................       79,858        111,064
  Interest Income (Expense).................       (1,471)         3,287
  Other, Net................................       (1,825)       (18,853)
                                              -----------    -----------
                                                   76,562         95,498
                                              -----------    -----------

Income (Loss) before Income Taxes...........     (242,572)       357,064
(Provision) Benefit for Income Taxes........       48,514        (89,266)
                                              -----------    -----------

Net Income (Loss)...........................  $  (194,058)   $   267,798
                                              ===========    ===========

Net Income (Loss) Per Common
   Share-basic and diluted.................. ($      0.05)   $      0.06
                                              ===========    ===========

Weighted Average Number of Common
  Shares Outstanding - basic                    4,264,406      4,425,039
                                              ===========    ===========

Weighted Average Number of Common and Common
  Equivalent Shares Outstanding - diluted...    4,264,406      4,468,497
                                              ===========    ===========

Dividends Declared Per Common Share.........  $       .04    $       .04
                                              ===========    ===========

                                ASTRO-MED, INC.
                  UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

                                                        Six Months Ended
                                                        ----------------
                                                     August 4,       July 29,
                                                       2001            2000
                                                       ----            ----

Net Sales......................................   $24,567,716     $25,908,578
Cost of Sales..................................    14,749,650      15,336,069
                                                   ----------      ----------
Gross Profit...................................     9,818,066      10,572,509

Costs and Expenses:
  Selling, General and Administrative..........     8,283,265       7,905,553
  Research and Development.....................     1,837,454       2,235,634
                                                   ----------      ----------
                                                   10,120,719      10,141,187

Operating Income (Loss)........................      (302,653)        431,322

Other Income (Expense):
  Investment Income............................       164,986         230,480
  Interest Expense.............................        (2,760)         (2,198)
  Other, Net...................................        84,937         (90,899)
                                                   -----------     ----------
                                                      247,163         137,383

Income (Loss) before Income Taxes..............       (55,490)        568,705
(Provision)Benefit for Income Taxes............        11,096        (143,047)
                                                   ----------      ----------
Net Income (Loss)..............................   $  (44,394)     $   425,658
                                                   ==========      ==========

Net Income (Loss) Per Common
  Share-basic and diluted......................   $     (0.01)    $      0.10
                                                   ==========      ==========

Weighted Average Number of Common
  Shares Outstanding - basic...................     4,252,809       4,422,043
                                                   ==========      ==========

Weighted Average Number of Common and Common
  Equivalent Shares Outstanding - diluted......     4,252,809       4,468,492
                                                   ==========      ==========

Dividends Declared Per Common Share............   $       .08     $       .08
                                                   ==========      ==========

                                ASTRO-MED, INC.
                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                         Six Months Ended
                                                         ----------------
                                                       August 4,     July 29,
                                                         2001          2000
                                                         ----          ----
Cash Flows from Operating Activities:
    Net Income (Loss)............................  $   (44,394)  $    425,658
Adjustments to Reconcile Net Income (Loss) to
 Net Cash Provided (Used) by Operating Activities:
         Depreciation and Amortization...........      749,040        669,320
         Other...................................     (160,524)             -
     Changes in Assets and Liabilities:
        Accounts Receivable......................    2,335,119       (994,142)
        Inventories..............................     (930,069)       (65,096)
        Other....................................       30,879         22,229
        Accounts Payable and Accrued Expenses....     (995,422)    (2,086,099)
        Income Taxes.............................      (65,728)      (211,113)
                                                   -----------   ------------
          Total Adjustments......................      963,295     (2,664,901)
      Net Cash Provided (Used) by
        Operating Activities.....................      918,901     (2,239,243)

Cash Flows from Investing Activities:
    Proceeds from Sales of Securities
      Available for Sale.........................    2,200,044      2,726,901
    Purchases of Securities Available
      for Sale...................................     (896,101)    (1,714,423)
    Refund of Purchase Price for Acquisition.....            -        225,000
    Additions to Property, Plant and Equipment...     (563,990)      (396,186)
                                                   -----------   ------------
      Net Cash Provided by Investing Activities..      739,953        841,292

Cash Flows from Financing Activities:
    Principle Payments on Capital Leases.........      (26,775)       (37,744)
    Proceeds from Common Shares Issued
      Under Employee Benefit Plans...............        8,282         48,120
    Dividends Paid...............................     (339,781)      (353,682)
                                                   -----------   ------------
      Net Cash Used by Financing Activities......     (358,274)      (343,306)

Net Increase (Decrease) in Cash and
   Cash Equivalents..............................    1,300,580     (1,741,257)
Cash and Cash Equivalents, Beginning of Period...      806,069      4,035,867
                                                   -----------   ------------

    Cash Equivalents, End of Period..............  $ 2,106,649   $  2,294,610
                                                   ===========   ============

Supplemental Disclosures of Cash Flow
    Information:
      Cash Paid During the Period for:
        Interest.................................  $     2,760   $      2,250
        Income Taxes.............................  $    89,319   $    232,823

                                ASTRO-MED, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                August 4, 2001

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

     (b) Net income (loss) per common share has been computed and presented pursuant to the provisions of Statement of Financial Accounting Standards No. 128, Earnings Per Share. Net income (loss) per share is based on the weighted average number of shares outstanding during the period. Net income (loss) per share assuming dilution is based on the weighted average number of shares and, if dilutive, common equivalent shares for stock options outstanding during the period.

                                              Three Months Ended       Six Months Ended
                                              ------------------       ----------------
                                              August 4,  July 29,     August 4,    July 29,
                                                2001       2000         2001         2000
                                                ----       ----         ----         ----
  Weighted Average Common Shares
    Outstanding-basic........................ 4,264,406  4,425,039    4,252,809    4,422,043
  Diluted Effect of Options Outstanding......         -     33,458            -       46,449
                                              ---------  ---------    ---------    ---------
  Weighted Average Common Shares
    Outstanding - diluted.................... 4,264,406  4,458,497    4,252,809    4,468,492
                                              =========  =========    =========    =========

For the three months ended August 4, 2001 and July 29, 2000, respectively, the diluted per share amounts do not reflect options outstanding of 1,687,450 and 1,000,875, respectively because their effect is anti-dilutive.

For the six months ended August 4, 2001 and July 29, 2000, respectively, the diluted per share amounts do not reflect options outstanding of 1,687,450 and 997,875, respectively because their effect is anti-dilutive.


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

     (e) In July 2000, the Emerging Issues Task Force, a body of the Financial Accounting Standards Board, reached a consensus on Issue No. 00-10, Accounting for Shipping and Handling Fees and Costs. The consensus requires companies to start reporting amounts billed to customers in a sales transaction related to shipping and handling as revenue in the fourth quarter of fiscal year 2001. The Company previously reported these amounts as a reduction of cost of goods sold. All previous periods presented have been reclassified to conform to the current practice. The amount reclassed for three-months and six-months ending July 29, 2000 were $162,000 and $315,000, respectively.

     (f) In July 2001, the Financial Accounting Standards Board released for issuance SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Under SFAS No. 142, amortization of goodwill to earnings will cease and instead, the carrying value of goodwill will be evaluated for impairment on at least an annual basis. The Company will adopt SFAS No. 141 and SFAS No. 142 effective January 31, 2002. The Company is evaluating the impact of adoption of these standards and has not yet determined the effect of adoption on its financial statements.

Note 2 - COMPREHENSIVE INCOME

     The Company's total comprehensive income is as follows.

                                                Three Months Ended         Six Months Ended
                                                ------------------         ----------------
                                               August 4,    July 29,     August 4,   July 29,
                                                 2001         2000         2001        2000
                                                 ----         ----         ----        ----
Comprehensive Income:
     Net Income (Loss).....................   ($194,058)    $267,798    ($ 44,394)   $425,658
                                               --------     --------     --------    --------

     Other Comprehensive Loss:
       Foreign currency translation
           adjustments, net of tax.........     (22,190)     (60,679)     (93,580)    (73,092)
       Unrealized gain (loss)
           in securities:
           Unrealized holding gain (loss)
            arising during the period,
            net of tax.....................     (17,823)      11,446        4,674      46,548
           Reclassification adjustment
            for gain (loss) included in
            net income, net of tax.........           -            -          625      (1,875)
                                               --------     --------     --------    --------
     Other Comprehensive Loss..............     (40,013)     (49,233)     (88,281)    (28,419)

     Comprehensive Income (Loss) ..........   ($234,071)    $218,565    ($132,675)   $397,239
                                               ========     ========     ========    ========

Note 3 - INVENTORIES

     Inventories, net of reserves are stated at the lower of cost (first-in, first-out) or market and include material, labor and manufacturing overhead. The components of inventories were as follows:

                                      August 4,       January 31,
                                        2001             2001
                                        ----             ----

     Materials and Supplies...       $ 6,112,241     $ 5,921,934
     Work-In-Process..........         1,381,348       1,282,466
     Finished Goods...........         4,104,920       3,578,025
                                     -----------     -----------
                                     $11,598,509     $10,782,425
                                     ===========     ===========

                                ASTRO-MED, INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

Results of Operations:
----------------------

For the Three-Months Ending August 4, 2001 vs. July 29, 2000
------------------------------------------------------------

     Sales in the second quarter were $12,132,000, a decrease of 9% from the prior year's second quarter sales of $13,382,000. Domestic sales were $8,795,000, down from $9,501,000 for the second quarter of the prior fiscal year. Sales through the Company's international channels were $3,337,000, down 14% over the previous year's second quarter sales of $3,881,000. Our international sales continued to be negatively impacted by the sluggish European economy and by the strong U.S. dollar.

     Sales were lower in each of the Company's product groups. Grass-Telefactor's sales were $4,400,000, a 14% decrease from the $5,110,000 of sales reported in the second quarter of the previous year. This decrease in clinical sales resulted primarily from an unusually large backlog in the prior year. QuickLabel Systems (QLS) product sales were $4,761,000, down 4% from the $4,958,000 the previous year. This decrease is attributed to the decrease in hardware sales as a result of customers delaying their capital spending. Test & Measurement (T&M) sales in the quarter were $2,971,000, down 10% from $3,314,000 reported in the second quarter of the previous year. The decline in T&M is a result of delays in delivering the new Dash 18 to the marketplace.

     Gross profit dollars were $4,766,000 in the quarter. The gross profit margin realized in the quarter was 39.3%, a decrease from last year's margin of 40.4%. Product mix and lower margins in T&M and QLS account for this quarter's results.

     Operating Expenses in the quarter were $5,085,000. Selling and general administrative spending rose 4% from last year to $4,156,000 due to higher international dealer commissions in this quarter as compared to last year. Excluding the impact of these commissions the selling and general administrative spending was approximately flat with the previous year.

     Research and development funding decreased 19% from the prior year to $929,000. In the quarter, R & D spending was 7.7% of sales down from last year's rate of 8.5%.

     Operating loss in the quarter was $319,000 as compared to the operating income for last year's second quarter of $262,000.

     Other income for the quarter decreased to $77,000 from last year's $95,000.

     Net loss in the current quarter was $194,000, equal to $0.05 loss per share. This compares to net income of $268,000, equal to $0.06 net income per share in the prior year's quarter.

----------------------------------

For the Six-Months Ending August 4, 2001 vs. July 29, 2000
----------------------------------------------------------

     Sales in the first half of this year were $24,568,000, down 5% from the prior year's sales of $25,909,000. Domestic sales were $17,835,000, down from $18,554,000 for the first half of the prior fiscal year. The decline in the domestic sales is attributed to the 11% decline in the QLS domestic sales. Domestic T&M and Grass-Telefactor sales were essentially flat with the prior year. Sales through the Company's international channels were $6,733,000, 9% lower than the previous year's first half sales of $7,355,000. Our international sales continued to be negatively impacted by the sluggish European economy and by the strengthening of the U.S. dollar.

     Sales were lower in each of the Company's product groups. Grass-Telefactor's sales decreased to $8,919,000, a 5% decrease over the $9,368,000 of sales reported in the first half of the previous year. This decrease in clinical sales resulted primarily from an unusually large backlog in first half of the prior year. QuickLabel Systems (QLS) product sales were $9,660,000, down 5% from the $10,214,000 the previous year. This decrease is attributed to the decrease in hardware sales as a result of our customers delaying their capital spending. Test & Measurement (T&M) sales were $5,989,000, down 5% from $6,327,000 reported in the previous year. The decline in T&M sales is a result of delays in delivering the new Dash 18 to the marketplace.

     Gross profit dollars were $9,818,000, a 7% decrease over last year. The gross profit margin realized in the first half of this fiscal year was 40.0%, a decrease from last year's margin of 40.8%. Product mix and lower margins in T&M and QLS account for the decline in the margin.

     Operating Expenses in the first half were $10,121,000 down slightly from the prior year. Selling and general administrative spending rose 5% from last year to $8,283,000 due to higher international dealer commissions in the first half of this year as compared to last year. Excluding the impact of these higher international dealer commissions selling and general administrative spending was approximately flat with the prior year.

     Research and development funding decreased 18% from the prior year to $1,837,000. In the first half of this year, R & D spending was 7.5% of sales down from last year's rate of 8.6%.

     Operating loss in the first half of this year was $303,000 as compared to operating income of $431,000 in the prior year.

     Other income increased to $247,000 from last year's $137,000. The increase is attributed to a $125,000 gain relating to the settlement of litigation on a contract dispute.

Net loss in the first half of this year was $44,000, equal to $0.01 loss per share. This compares to net income of $426,000, equal to $0.10 income per share, in the prior year.

Financial Condition:
--------------------

     The Company's Statements of Cash Flows for the six-months ending August 4, 2001 and July 29, 2000 are included on page 6. Net cash flow provided by operating activities for the first half of this year was $919,000 versus cash flow used by operating activities of $2,239,000 in the previous year.

     Cash and securities available for sale at August 4, 2001 totaled $6,165,000, which approximated the balance at year-end.

     The collection cycle improved by 11 days decreasing to 55 days sales outstanding at the end of the second quarter as compared to the 66 days sales outstanding at year-end.

     Inventory rose to $11,599,000 from the year-end level $10,782,000 as the Company increased inventory in anticipation of the new Dash 18 and Pronto product lines. In addition, inventory increased as a result of items being manufactured for anticipated sales that were delayed. As a result of these items, inventory turns declined to 2.0 from the year-end turns of 2.5.

     Capital expenditures during the six-months ended August 4, 2001 were $564,000, up 42% from the prior year amount of $396,000. The increase is primarily attributed to the purchase of machinery and equipment that will improve our manufacturing process.

     In the second quarter, the Company entered into a new $2.0 million line of credit agreement, all of which is currently available. Any borrowings on this line of credit bear interest at LIBOR plus 11/2%. With the addition of this line of credit the Company currently has $3.5 million of available and unused borrowings.

     In the second quarter, the Company entered into a foreign exchange zero cost collar agreement to minimize the risk associated with changes in the foreign exchange rates on certain foreign denominated receivables. This agreement is a combination of buying a put and selling a call or vice versa and effectively provides the Company a hedge on certain foreign denominated receivables between an upper and a lower exchange rate limit. The notional amount of the agreement is $200,000. The agreement expired on August 3, 2001. The spot rate on the date the contract expired was within the collar limits and neither party exercised its option.

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

                                            ASTRO-MED, INC.
                                             (Registrant)


Date:  September 7, 2001                 By  /s/ A. W. Ondis
                                            -----------------------------
                                             A. W. Ondis, Chairman
                                            (Principal Executive Officer)


Date:  September 7, 2001                 By  /s/ Joseph P. O'Connell
                                            -----------------------------
                                             Joseph P. O'Connell, Vice
                                              President and Treasurer
                                            (Principal Financial Officer)