Form 10-Q
period 2001-11-03
ASTRO MED INC /NEW/
filed 2001-12-07
CIK 8146

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
--
   EXCHANGE ACT OF 1934
For the quarterly period ended                       November 3, 2001
                               -------------------------------------------------

                                       OR

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
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

         Common Stock, $.05 Par Value 4,266,558 shares (excluding treasury shares) as of November 30, 2001

                                ASTRO-MED, INC.
                                     INDEX

                                                                     Page No.
                                                                     -------
Part I.  Financial Information:

  Consolidated Balance Sheets -
    November 3, 2001 and January 31, 2001.........................   3

  Consolidated Statements of Income -
    Three-Months Ended November 3, 2001 and October 28, 2000......   4

  Consolidated Statements of Income -
    Nine-Months Ended November 3, 2001 and October 28, 2000.......   5

  Consolidated Statements of Cash Flows
    Nine-Months Ended November 3, 2001 and October 28, 2000.......   6

  Notes to Consolidated Financial Statements November 3, 2001.....   7-9


  Management's Discussion and Analysis of Financial
    Condition and Results of Operations...........................   10-12


Part II.  Other Information.......................................   13

Part I.  FINANCIAL INFORMATION

                                ASTRO-MED, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                              November,3        January 31,
                     ASSETS                                      2001               2001
                                                                 ----               ----
                                                             (Unaudited)
CURRENT ASSETS
  Cash and Cash Equivalents............................    $  1,631,830        $    806,069
  Securities Available for Sale........................       3,529,544           5,362,523
  Accounts Receivable, Net.............................       9,520,351          10,663,624
  Inventories, Net.....................................      10,821,872          10,782,425
  Prepaid Expenses and Other Current Assets............       2,217,102           2,038,227
                                                           ------------        ------------
       Total Current Assets............................      27,720,699          29,652,868

PROPERTY, PLANT AND EQUIPMENT..........................      23,416,542          22,547,305
  Less Accumulated Depreciation........................     (15,260,249)        (14,259,992)
                                                           ------------        ------------
                                                              8,156,293           8,287,313
OTHER ASSETS
  Goodwill.............................................       2,353,540           2,465,494
  Amounts Due from Officers............................         480,314             480,314
  Other................................................          69,438             172,941
                                                           ------------        ------------
                                                              2,903,292           3,118,749
                                                           ------------        ------------
                                                           $ 38,780,284        $ 41,058,930
                                                           ============        ============

    LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts Payable.....................................    $  3,553,974        $  3,711,248
  Accrued Compensation.................................       1,199,956           1,974,223
  Accrued Expenses.....................................       1,418,349           1,916,597
  Income Taxes Payable.................................               -              96,058
  Current Maturities of Long-Term Debt.................          36,912              46,832
                                                           ------------        ------------
       Total Current Liabilities.......................       6,209,191           7,744,958

LONG-TERM DEBT, Less Current Maturities................               -              24,755

DEFERRED INCOME TAXES..................................         932,921             996,157

SHAREHOLDERS' EQUITY
  Preferred Stock, $10 Par Value,
    Authorized 100,000 Shares, None Issued.............               -                   -
  Common Stock, $.05 Par Value, Authorized
    13,000,000 Shares, Issued, 5,164,080
    5,160,780 Shares, respectively ....................         258,204             258,039
  Additional Paid-In Capital...........................       5,633,496           5,706,870
  Retained Earnings....................................      31,883,326          32,667,859
  Treasury Stock, at Cost (897,895 and
    930,895 Shares, respectively)......................      (5,860,610)         (6,076,003)
  Accumulated Other Comprehensive Loss.................        (276,244)           (263,705)
                                                           ------------        ------------
                                                             31,638,172          32,293,060
                                                           ------------        ------------
                                                           $ 38,780,284        $ 41,058,930
                                                           ============        ============

                                ASTRO-MED, INC.
                  UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

                                                                      Three-Months Ended
                                                                      -------------------
                                                                  November 3,      October 28,
                                                                      2001             2000
                                                                      ----             ----
Net Sales......................................................   $12,398,711      $11,880,940
Cost of Sales..................................................     7,957,468        7,648,059
                                                                  -----------      -----------
Gross Profit...................................................     4,441,243        4,232,881

Costs and Expenses:
  Selling, General and Administrative..........................     3,869,002        4,148,908
  Research and Development.....................................       997,231          978,439
                                                                  -----------      -----------
                                                                    4,866,233        5,127,347
                                                                  -----------      -----------


Operating Loss.................................................      (424,990)        (894,466)

Other Income (Expense):
  Investment Income............................................        58,715          111,698
  Interest Expense.............................................          (531)          (3,841)
  Other, Net...................................................        79,632         (143,364)
                                                                  -----------      -----------
                                                                      137,816          (35,507)
                                                                  -----------      -----------


Loss before Income Taxes.......................................      (287,174)        (929,973)
Provision for Income Tax Benefit...............................       (57,435)        (232,000)
                                                                  -----------      -----------

Net Loss.......................................................   $  (229,739)     $  (697,973)
                                                                  ===========      ===========

Loss Per Common Share-basic and diluted........................   $     (0.05)     $     (0.16)
                                                                  ===========      ===========


Weighted Average Number of Common and Common
  Equivalent Shares Outstanding-basic
  and diluted..................................................     4,265,520        4,428,825
                                                                  ===========      ===========

Dividends Declared Per Common Share............................   $      0.04      $      0.04
                                                                  ===========      ===========

                                ASTRO-MED, INC.
                  UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

                                                             Nine-Months Ended
                                                        November 3,    October 28,
                                                           2001           2000
                                                           ----           ----
Net Sales...........................................   $36,966,427    $37,795,116
Cost of Sales.......................................    22,707,117     22,989,726
                                                       -----------    -----------
Gross Profit........................................    14,259,310     14,805,390

Costs and Expenses:
  Selling, General and Administrative...............    12,152,267     12,054,515
  Research and Development..........................     2,834,685      3,214,073
                                                       -----------    -----------
                                                        14,986,952     15,268,588
                                                       -----------    -----------

Operating Loss......................................      (727,642)      (463,198)

Other Income (Expense):
  Investment Income.................................       223,701        342,178
  Interest Expense..................................        (3,291)        (6,038)
  Other, Net........................................       164,569       (234,264)
                                                       -----------    -----------
                                                           384,979        101,876
                                                       -----------    -----------

Loss before Income Taxes............................      (342,663)      (361,322)

Provision for Income Tax Benefit....................       (68,531)       (88,954)
                                                       -----------    -----------

Net Loss............................................   $  (274,132)   $  (272,368)
                                                       ===========    ===========

Loss Per Common Share-basic and diluted.............   $     (0.06)   $     (0.06)
                                                       ===========    ===========


Weighted Average Number of Common and Common
  Equivalent Shares Outstanding-basic
  and diluted.......................................     4,257,046      4,424,321
                                                       ===========    ===========

Dividends Declared Per Common Share.................   $      0.12    $      0.12
                                                       ===========    ===========

                                ASTRO-MED, INC.
                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      Nine-Months Ended
                                                                  November 3,   October 28,
                                                                      2001          2000
                                                                      ----          ----
Cash Flows from Operating Activities:
    Net Loss..................................................   $  (274,132)   $  (272,368)
Adjustments to Reconcile Net Loss to Net
   Cash Provided (Used) by Operating Activities:
         Depreciation and Amortization........................     1,112,211      1,063,305
         Gain on Sale of Assets...............................       (25,000)             -
         Other................................................      (149,465)        69,661
     Changes in Assets and Liabilities:
        Accounts Receivable...................................     1,143,273        (97,214)
        Inventories...........................................      (192,721)       299,210
        Other.................................................        16,951         37,156
        Accounts Payable and Accrued Expenses.................    (1,299,996)    (1,867,588)
        Income Taxes..........................................      (187,863)      (841,544)
                                                                 -----------    -----------
          Total Adjustments...................................       417,390     (1,337,014)
      Net Cash Provided (Used) by
        Operating Activities..................................       143,258     (1,609,382)

Cash Flows from Investing Activities:
    Proceeds from Sales of Securities
      Available for Sale......................................     1,917,987      3,109,928
    Purchases of Securities Available
      for Sale................................................             -     (2,084,572)
    Proceeds from Sales of Assets.............................        25,000              -
    Refund of Purchase Price for Acquisition..................             -        225,000
    Additions to Property, Plant and Equipment................      (727,283)      (705,731)
                                                                 -----------    -----------
      Net Cash Provided by Investing
        Activities............................................     1,215,704        544,625

Cash Flows from Financing Activities:
    Principle Payments on Capital Leases......................       (34,675)       (48,712)
    Proceeds from Common Shares Issued
      Under Employee Benefit Plans............................        11,875         51,492
    Dividends Paid............................................      (510,401)      (531,356)
                                                                 -----------    -----------
      Net Cash Used by Financing Activities...................      (533,201)      (528,576)

Net Increase (Decrease) in Cash and Cash
    Equivalents...............................................       825,761     (1,593,333)

Cash and Cash Equivalents, Beginning of Period................       806,069      4,035,867
                                                                 -----------    -----------

Cash and Cash Equivalents, End of Period......................   $ 1,631,830    $ 2,442,534
                                                                 ===========    ===========

Supplemental Disclosures of Cash Flow
    Information:
      Cash Paid During the Period for:
        Interest..............................................   $     3,291    $     3,246
        Income Taxes..........................................   $   128,196    $   752,591

                                ASTRO-MED, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               November 3, 2001



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

                                                      Three-Months Ended       Nine-Months Ended
                                                      ------------------       -----------------
                                                    November 3, October 28, November 3, October 28,
                                                       2001        2000        2001        2000
                                                       ----        ----        ----        ----
  Weighted Average Common Shares
     Outstanding-basic .....................       4,265,520   4,428,825    4,257,046   4,424,321
  Diluted Effect of Options Outstanding.....               -           -            -           -
                                                   ---------   ----------   ---------   ---------
  Weighted Average Common Shares
    Outstanding - diluted...................       4,265,520   4,428,825    4,257,406   4,424,321
                                                   =========   =========    =========   =========

  For the three-month's ended November 3, 2001 and October 28, 2000, respectively, the diluted per share amounts do not reflect options outstanding of 1,686,950 and 1,125,825, respectively because their effect is anti-dilutive.

  For the nine-month's ended November 3, 2001 and October 28, 2000, respectively, the diluted per share amounts do not reflect options outstanding of 1,686,950 and 943,875, respectively because their effect is anti-dilutive.

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

      (e) In July 2000, the Emerging Issues Task Force, a body of the Financial Accounting Standards Board, reached a consensus on Issue No. 00-10, Accounting for Shipping and Handling Fees and Costs. The consensus requires companies to start reporting amounts billed to customers in a sales transaction related to shipping and handling as revenue in the fourth quarter of fiscal year 2001. The Company previously reported these amounts as a reduction of cost of goods sold. All previous periods presented have been reclassified to conform to the current practice. The amount reclassed for three-months and nine-months ending October 28, 2000 were approximately $150,000 and $470,000, respectively.

      (f) In July 2001, the Financial Accounting Standards Board (FASB) released for issuance SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Under SFAS No. 142, amortization of goodwill to earnings will cease and instead, the carrying value of goodwill will be evaluated for impairment on at least an annual basis. The Company will adopt SFAS No. 141 and SFAS No. 142 effective January 31, 2002. The Company is evaluating the impact of adoption of these standards and has not yet determined the effect of adoption on its financial statements.

           In August 2001, the FASB issued SFAS No: 143, Accounting for Asset Retirement Obligations. SFAS No. 143 requires the fair value of a liability for an asset retirement obligation to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS 143 is effective for fiscal years beginning after June 15, 2002. The Company believes the adoption of this Statement will not have a material impact on its financial statements.

           In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, and the accounting and reporting provisions of APB No. 30. SFAS No. 144 addresses the financial and reporting for the impairment or disposal of long-lived assets and is effective for fiscal years beginning after December 15,2001, and interim periods within those fiscal years. The Company is currently reviewing this statement to determine its effect on the Company's financial statements.

Note 2 - COMPREHENSIVE INCOME

      The Company's total comprehensive income is as follows;

                                                           Three-Months Ended             Nine-Months Ended
                                                           ------------------             -----------------
                                                      November 3,      October 28,     November 3, October 28,
                                                         2001             2000            2001        2000
                                                         ----             ----            ----        ----
Comprehensive Income:
        Net Income (Loss).......................     $(229,739)      $(697,973)     $(274,132)   $(272,368)
                                                     ---------       ---------      ---------    ---------
        Other Comprehensive Loss:
          Foreign currency translation
                adjustments, net of tax.........         9,551         (95,480)       (84,032)    (168,572)
          Unrealized gain (loss)
                in securities:
                Unrealized holding gain (loss)
                 arising during the period,
                 net of tax.....................        66,191          65,220         71,493      111,768
              Reclassification adjustment
                 for gain (loss) included in
                  net income, net of tax........             -               -              -            -
                                                     ---------       ---------      ---------    ---------
        Other Comprehensive Income (Loss).......        75,742         (30,260)       (12,539)     (56,804)

        Comprehensive Income (Loss) ............     $(153,997)      $(728,233)     $(286,671)   $(329,172)
                                                     =========       =========      =========    =========

Note 3 - INVENTORIES

     Inventories, net of reserves are stated at the lower of cost (first-in, first-out) or market and include material, labor and manufacturing overhead. The components of inventories were as follows:

                                     November 3,          January 31,
                                         2001                2001
                                         ----                ----

     Materials and Supplies...       $ 5,880,212         $  5,921,934
     Work-In-Process..........         1,243,526            1,282,466
     Finished Goods...........         3,698,134            3,578,025
                                     -----------         ------------
                                     $10,821,872         $ 10,782,425
                                     ===========         ============

                                ASTRO-MED, INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

Results of Operations:
---------------------

For the Three-Months Ending November 3, 2001 vs. October 28, 2000
-----------------------------------------------------------------

         Sales in the third quarter were $12,399,000, an increase of 4% from the prior year's third quarter sales of $11,881,000. Domestic sales were $9,104,000, down from $9,230,000 for the third quarter of the prior fiscal year. Sales through the Company's international channels were $3,295,000, 24% higher than the previous year's third quarter sales of $2,651,000.

         Sales were mixed in each of the Company's product groups. QuickLabel Systems (QLS) product sales were a record $5,506,000, 21% higher than the $4,544,000 from the previous year. QLS sales were 9% and 55% higher in the domestic and international channels, respectively. This increase in sales can be attributed to the demand for the Company's printer system products expanding in both channels. Test & Measurement (T&M) sales in the quarter were $3,487,000, down 4% from $3,622,000 reported in the previous year. Domestically, T&M sales improved over last year by 4%, as T&M's new products (e.g. the Everest and Dash
18) have started to gain acceptance in the marketplace. However, the decline in the quarter is attributed to T&M's international sales decreasing 31% from the same period last year. Grass-Telefactor's sales were $3,406,000, an 8% decrease from the $3,715,000 of sales reported in the third quarter of the previous year. Sales in the international channels were up 38%, while domestic sales were 17% lower than the previous year. The decrease in domestic sales is attributed to customers delaying their acquisition of new monitoring systems due the current economic uncertainty.

         Gross profit dollars were $4,441,000 in the quarter. The gross profit margin realized in the quarter was 35.8%, an increase from last year's margin of 35.6%. The margin improvement can be attributed to the benefits of the workforce reductions completed in the last fiscal year. However, this improvement was partially offset by the lower margins caused by the change in sales mix and lower yields on the T&M and QLS products this quarter.

         Operating Expenses in the quarter were $4,866,000. Selling, general and administrative spending declined 7% from last year to $3,869,000 due to the benefits of the workforce reductions and reduced spending in this quarter as compared to last year.

         Research and development funding increased 2% from the prior year to $997,000. In the quarter, R & D spending was 8.0% of sales down from last year's rate of 8.2%.

         Other Income (Expense) for the quarter improved to $138,000 of income from last year's $36,000 of expense. Investment income decreased $53,000 as a result of a lower investment base and lower yields on investments. The favorable $223,000 change in Other, Net is attributed primarily to a $25,000 gain on the sale of equipment and a $171,000 improvement in foreign exchange gains and losses. In the prior year, the net foreign exchange loss for the quarter was $136,000 as opposed to the current quarter's net foreign exchange gain of $35,000.

         Net loss in the current quarter was $230,000, equal to $0.05 loss per share. This compares to net loss of $698,000, equal to $0.16 net loss per share in the prior year's quarter.

For the Nine-Months Ending November 3, 2001 vs. October 28, 2000
----------------------------------------------------------------

         Sales for the nine-month were $36,966,000, down 2% from the prior year's sales of $37,795,000. Domestic sales were $26,940,000, down 3% from $27,788,000 for the nine-months in the prior fiscal year. Sales through the Company's international channels were $10,028,000, which is essentially flat with the previous year's sales of $10,007,000.

         Sales were mixed in each of the Company's product groups. QuickLabel Systems (QLS) product sales were $15,161,000, 3% higher than the $14,758,000 from the previous year. QLS sales were 20% higher in the international channels, while domestic sales were 4% lower than last year. Test & Measurement (T&M) sales were $9,475,000, down 5% from $9,950,000 reported in the previous year. Domestically, T&M sales improved over last year by 3%, as T&M's new products (e.g. the Everest and Dash 18) have started to gain acceptance in the marketplace. However, the decline in T&M's sales in the quarter is attributed to international sales decreasing 31% from the same period last year. Grass-Telefactor's sales were $12,330,000, a 6% decrease from the $13,087,000 of sales reported in the previous year. Grass-Telefactor's domestic and international sales were lower than the previous year by 6% and 4%, respectively. The decline in Grass-Telefactor's sales is attributed to customers delaying their acquisition of new monitoring systems due the current economic uncertainty and delays in the introduction of new software applications.

         Gross profit dollars were $14,259,000, a 4% decrease over last year. The gross profit margin realized this fiscal year was 38.6%, a decrease from last year's margin of 39.2%. The margin decline is attributed to a change in the sales mix and lower yields on T&M and QLS products.

         Operating Expenses year-to-date were $14,987,000 down 2% from the prior year's $15,269,000. Selling, general and administrative spending rose less than 1% from last year to $12,152,000.

         Research and development funding decreased 12% from the prior year to $2,835,000. Thus far this year, R & D spending was 7.7% of sales down from last year's rate of 8.5%.

         Operating loss this year was $728,000 as compared to an operating loss of $463,000 in the prior year. The result being a combination of lower sales volume, sales mix and lower gross profit margins.

         Other Income increased to $385,000 from last year's $102,000. Investment Income decreased $118,000 as a result of a lower investment base and lower yields. The change in Other, Net is attributed primarily to the following: a $125,000 gain relating to the settlement of litigation on a contract dispute, a $25,000 gain on the sale of equipment and a $263,000 improvement in foreign exchange gains and losses. In the prior year, the net foreign exchange loss was $243,000 as opposed to the current year's net foreign exchange gain of $20,000.

Net loss this year was $274,000, equal to $0.06 loss per share. This compares to a net loss of $272,000, equal to $0.06 loss per share, in the prior year.

Financial Condition:
-------------------

         The Company's Statements of Cash Flows for the nine-months ending November 3, 2001 and October 28, 2000 are included on page 6. Net cash flow provided by operating activities for this period was $143,000 versus cash flow used by operating activities of $1,609,000 in the previous year.

         Cash and securities available for sale at November 3, 2001 totaled $5,161,000, which was lower than the year-end balance of $6,169,000. The decrease in cash and securities is attributed to the cash used to fund operating losses, fixed asset additions and dividends exceeding the cash generated by operations.

         The collection cycle improved by 8 days decreasing to 58 days sales outstanding at the end of the third quarter as compared to the 66 days sales outstanding at year-end.

         Inventory at the end of the third quarter equaled $10,822,000 which was slightly higher than the year-end level of $10,782,000. Inventory turns at the end of the third quarter and year-end were 2.5 turns.

         Capital expenditures during the nine-months ended November 3, 2001 were $727,000, up 3% from the prior year amount of $706,000. The increase is primarily attributed to the purchase of machinery and equipment that will improve our manufacturing process.

         During this fiscal year, the Company entered into a new $2.0 million line of credit agreement, all of which is currently available. Any borrowings on this line of credit bear interest at LIBOR plus 11/2%. With the addition of this line of credit the Company currently has $3.5 million of available and unused borrowings.

         In the third quarter, the Company entered into a foreign exchange zero cost collar agreement to minimize the risk associated with changes in the foreign exchange rates on certain foreign denominated receivables. This agreement is a combination of buying a put and selling a call or vice versa and effectively provides the Company a hedge on certain foreign denominated receivables between an upper and a lower exchange rate limit. The notional amount of the agreement is $225,000. The agreement expired on November 2, 2001. The spot rate on the date the contract expired was within the collar limits and neither party exercised its option.


Safe Harbor Statement
---------------------
This document contains forward-looking statements based on current expectations that involve a number of risks and uncertainties. Factors which could cause actual results to differ materially from those anticipated include, but are not limited to, general economic, financial and business conditions; declining demand in the test and measurement markets, especially defense and aerospace; competition in the specialty printer industry; ability to develop market acceptance of the QLS color printer products and effective design of customer required features; competition in the data acquisition industry; competition in the neurophysiology industry; the impact of changes in foreign currency exchange rates on the results of operations; the ability to introduce new software applications for all products; the ability to successfully integrate acquisitions; the business abilities and judgment of personnel and changes in business strategy.

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

                                         ASTRO-MED, INC.
                                         (Registrant)


Date: December 7, 2001            By /s/ A. W. Ondis
                                     ---------------------------------
                                         A. W. Ondis, Chairman
                                         (Principal Executive Officer)



Date: December 7, 2001            By /s/ Joseph P. O'Connell
                                     ---------------------------------
                                         Joseph P. O'Connell, Vice
                                         President and Treasurer
                                         (Principal Financial Officer)