Form 10-K
period 2002-01-31
ASTRO MED INC /NEW/
filed 2002-04-10
CIK 8146

================================================================================
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               -----------------

                                   FORM 10-K

                               -----------------


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934]
For the fiscal year ended January 31, 2002

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934]
For the transition period from_ to _


                        Commission file number 0-13200

                               -----------------


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

          Securities registered pursuant to Section 12(b) of the Act:

                                         Name of each exchange
                 Title of each class      on which registered
             -   ------------------- -   --------------------- -
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

         State the aggregate market value of the voting stock held by non-affiliates of the registrant as of March 22, 2002.
                  Common Stock, $0.05 Par Value: $11,190,674


     Indicate the number of shares outstanding (excluding treasury shares) of each of the issuer's classes of common stock as of March 22, 2002.
                Common Stock, $0.05 Par Value: 4,267,373 shares

                      DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the Company's definitive proxy statement for the 2002 annual meeting of shareholders are incorporated by reference into Part III.

================================================================================

                                ASTRO-MED, INC.

                            FORM 10-K ANNUAL REPORT

                               TABLE OF CONTENTS

                                                                                                Page
                                                                                                -----
PART I
 Item 1.  Business............................................................................. 5-10
 Item 2.  Properties...........................................................................  10
 Item 3.  Legal Proceedings....................................................................  10
 Item 4.  Submission of Matters to a Vote of Security Holders..................................  10

PART II
 Item 5.  Market for the Registrant's Common Stock and Related Stockholder Matters.............  11
 Item 6.  Selected Financial Data..............................................................  12
 Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations 12-16
 Item 7A. Quantitative and Qualitative Disclosures About Market Risk...........................  16
 Item 8.  Financial Statements and Supplementary Data..........................................  16
 Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.  16

PART III
 Item 10. Directors and Executive Officers of the Registrant................................... 17-18
 Item 11. Executive Compensation...............................................................  18
 Item 12. Security Ownership of Certain Beneficial Owners and Management.......................  18
 Item 13. Certain Relationships and Related Transactions.......................................  18

PART IV
 Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K...................... 18-20

                                ASTRO-MED, INC.

                                    PART I

Item 1. Business

                                    General

   Astro-Med, Inc., (the Company) is a diversified enterprise that is strategically organized into three product groups: Test & Measurement (T&M), QuickLabel(R) Systems (QLS), and Grass-Telefactor (G-T). T&M develops and manufactures data acquisition instruments that serve the test and measurement market. QLS develops and manufactures digital printers and consumable products that serve the product identification market. Grass-Telefactor develops and manufactures clinical neurophysiology (EEG and epilepsy monitoring), polysomnography (PSG - Sleep monitoring), biomedical research instrumentation and supplies that serve the life sciences market. The Company's products are distributed both in North America and internationally through its direct sales force and authorized distributors and agents located in approximately forty countries. Approximately 28% of the Company's sales were made outside of the United States.

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

   All statements, other than statements of historical facts included in this annual report regarding the Company's financial position and operating and strategic initiatives and addressing industry developments are forward-looking statements. Where, in any forward-looking statement, the Company or its management expresses an expectation or belief as to future results, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished. Factors which could cause actual results to differ materially from those anticipated include, but are not limited to, general economic, financial and business conditions; declining demand in the test and measurement markets, especially defense and aerospace; competition in the specialty printer industry; ability to develop market acceptance of the QLS color printer products and effective design of customer required features; competition in the data acquisition industry; competition in the neurophysiology industry; the impact of changes in foreign currency exchange rates on the results of operations; the ability to successfully integrate acquisitions; the business abilities and judgment of personnel and changes in business strategy.

                       Narrative Description of Business

Products

Overview

   The Company develops and manufactures systems that have the ability to acquire electronic data, process, analyze, store and present the data in a variety of useable forms. The T&M data acquisition systems record scientific signals and print the output onto charts or electronic media. The QLS digital printer systems and media products create product and packaging labels and tags in one or many colors. The Grass-Telefactor products electronically record signals that reflect the physiological status of living creatures for digital or analog access. The Company supplies a range of products that include the hardware, software, and supplies to customers who are in a variety of industries.

  T&M Products

   The Company's T&M products are a comprehensive line of data recording instruments for the aerospace, automotive, pulp and paper, metal mill, transportation and manufacturing industries. These recording solutions provide customers with a complete record of their data, whether they are troubleshooting a process, performing preventative maintenance or gathering mission critical data. Using contemporary technologies, T&M products are designed to handle customers ever-changing requirements now and into the future.

  Telemetry Recorders

   The Everest Telemetry-Recorder Workstation is the flagship product of T&M's line of telemetry recorders. Designed for the unique requirements of the aerospace and defense industries, the Everest provides engineers with vital data on test products during pre-flight checkout and flight tests. Intended to seamlessly integrate into off-the-shelf telemetry systems, the Everest is used to test fighter planes, missiles, helicopters, satellites and commercial aircraft.

   During flight test, the Everest provides engineers with real-time access to data to allow them to make split second decisions and prevent costly retesting. After flight test, data from the Everest is available in both paper and digital formats, allowing engineers to analyze data faster than ever before.

  Dash Series Data Acquisition Recorders

   The Company's Dash Series recorders are used as maintenance and troubleshooting tools for pulp and paper mills, power plants, transportation test centers, steel mills, automotive R&D centers and manufacturing plants. With downtime costing these facilities tens of thousands of dollars per day, the Dash Series data acquisition recorders can pay for themselves by preventing a single outage. Completely self-contained in rugged aluminum cases, the Dash Series data acquisition recorders are ideally suited for use in harsh environments where computer-based or other systems will not perform.

   Six data acquisition recorders form the Dash series line: the Dash 2, Dash 4u, Dash 8n, Dash 8u, Dash 16u and Dash 18. Priced from $5,000 to $23,000, the company offers a product for any budget. The Dash 18 is the latest portable data acquisition recorder to be introduced. With such leading edge technology as a touchscreen display, waveform, audio and video data input, integral Web browser and network interface, the Dash 18 is an important troubleshooting tool for virtually any environment.

  QLS Products

   The Company's QLS product line is composed of an array of high-technology digital color label printers, automatic labelers, and print and apply systems, as well as labeling software and consumables. Innovative QLS products continue to change the way companies do business by providing just-in-time, in-plant label production capabilities and labeling automation through the Company's advanced digital thermal transfer printing technologies. QLS's packaging, barcoding and labeling solutions are used throughout the world.

  Digital Color Label Printers

   QLS digital color labels printers are designed to print multiple colors, text and barcodes in a single pass on labels, tags and tickets of all kinds. Using Astro-Med's proprietary MicroCell(TM) color halftoning technology, these printers create near lithographic quality labels that can be generated on and printed directly from a customer's personal computer, mainframe or AS/400 midrange computing platform.

   In January of 2002, the Company introduced a new and advanced four color digital label printer, the QLS-4100X. The QLS-4100X, priced at $17,995, is the Company's fourth-generation process color printer, which incorporates new features deriving from the Company's research and development, thermal printing experience, and feedback from users around the world. With the Company's patented Ribbon Ration(TM) technology for economizing thermal transfer ribbon, enhanced mechanical design for precise color registration, robust performance for long runs, and more user-friendly operation, the QLS-4100X is QLS's flagship.

   QLS's digital color label printer offering also includes the following models: the QLS-2000, QLS-2001, QLS-3000, QLS-3001. With either two or three print stations, the QLS-2000 and QLS-3000 printers represent the Company's value line of color printers, providing color-labeling solutions for general product identification applications at price points of $6,550 and $10,995 respectively. The QLS-2001 and QLS-3001 models, priced at $6,995 and $9,995, are used in specialty and niche applications, including the printing of Tyvek pouches used in the packaging of surgical instruments. These models also comprise the core of QLS's Apparel Printing Systems, designed to print apparel care tags, hang tags and price tickets in manufacturing environments, retail applications, and service bureau operations worldwide.

   Marketing of the QLS printers expanded in fiscal year-end 2002 to target applications such as the private labeling of foods and beverages, chemicals and cleaning supplies, pharmaceutical and medical products, personal care products, and others.

  Barcode Label Printers

   QLS has a new family of barcode label printers: the Pronto series. This new line of low-cost, feature-rich barcode printers includes the Pronto 442 at $757, Pronto 472 at $995, both with 203 dpi resolution; the high-resolution 400 dpi Pronto 474 at $2,195; and the 8.6" wide Pronto 843 at $2,195. These competitively-priced Pronto models mark the Company's re-entry into mainline barcode printing applications and serve as important vehicles for the sale of QLS's thermal transfer ribbon and label products.

   QLS's barcode printer line also includes the robust, industrial monochrome barcode printer, the Top Hand(TM) QLS-500 printer. With a rugged design for harsh environment applications, the $2,995 Top Hand printer produces labels up to 5 inches wide at speeds of up to 10 inches per second.

  QuickLabel Software

   An important component of the Company's digital printing systems is the software that produces the label formatting and the printing functionality required for successful in-plant printing. This software, marketed under the brand name Color QuickLabel(TM), allows customers to tap the true power inherent in the QuickLabel printers. CQL99, a 32-bit Windows(R)-based label creation and printing suite, supports high-color imaging, MicroCell(TM) image halftoning, full network printing, and multiple database compatibility. CQL99 software further advances integration of the QuickLabel Systems printers within today's high-technology production environments.

  QuickLabel Automatic Label Applicators and Print & Apply Systems

   To complement the QLS printers, the Company manufactures a complete line of automatic labelers that can apply labels to all types of products, from cartons to primary product packaging to cylindrical containers. Applicator models include the AD-2800 and AD-2600 roll-on label applicators. In Fiscal 2001, the Company introduced a new high-speed bottle labeling system utilizing its AD-2800 label applicator. The CPA-350, the Company's ruggedized print and apply system, offers companies the ability to print a label on-demand and apply it to a product as it passes on a conveyor. The CPA-350 can be configured with air tamp, air blast, dual apply or corner wrap applicator heads to apply a label to two sides of the same carton or pallet.

  Consumables: Thermal Transfer Ribbon and Labels

   Rounding out the QLS products is a wide array of printer consumables including thermal transfer ribbons in many colors and formulations, and both paper and synthetic labels and tags. A full line of high quality materials, developed and qualified by the Company, is available to guarantee a finished label that meets almost any requirements from single-use paper labels to garment labels, to outdoor signage and product labels.

  Grass-Telefactor Products

   The Grass-Telefactor product group offers a range of instrumentation and supplies for clinical and biomedical research applications.

   Grass-Telefactor enjoys a reputation built on decades of innovative technology and thoughtful design. The clinical product line includes in-lab or in-hospital integrated systems for clinical EEG, epilepsy diagnosis and surgery, critical care and intraoperative neuromonitoring and features networking, database and report generation capabilities in addition to powerful data acquisitions and analysis tools. The clinical product line also includes portable laptop-based systems for EEG or PSG (Polysomnography) systems that allow patients to be recorded in out-of-lab settings. Grass-Telefactor utilizes a Windows(R)-based product line which includes the Beehive(TM) Millennium used for long term epilepsy monitoring, the Aurora(TM) digital EEG system and the recently introduced Aurora(TM) digital PSG system. The products and services offered by Grass-Telefactor are used worldwide by universities, medical centers, and companies engaged in a variety of clinical and research activities.

   On the research side, Grass-Telefactor offers hardware and software for data acquisition and analysis of signals in biomedical research. The research product line builds on a strong foundation with world-renowned Grass amplifiers, such as the 15RX modular, computer-controlled biomedical amplifier system.

   Grass-Telefactor offers a complete line of clinical and research supplies, including stimulators, transducers, electrodes and consumables.The supplies and accessories product line now uses e-commerce to reach an even wider market through the Grass-Telefactor Online Store, www.grass-telefactor.com.

Technology

   The core technologies of the Company relate to (1) acquiring data, (2) conditioning the data, (3) displaying the data on hard copy, monitor, or electronic storage media, and finally (4) analyzing the data. All three-product groups of the Company--T&M, QLS and G-T use these technologies.

   These core technologies are constantly being developed to the level of cutting edge performance and enable the Company to lead the competition with innovative industry-level products.

Patents and Copyrights

   The Company holds a number of product patents in the United States and in foreign countries. It has filed applications for other patents that are pending. The Company has patents covering its T&M recording products as well as several patents for its QLS dual sided label printers and four-color label printers.In addition, the Company has two other patents pending on its multi-color printing technology. The Company considers its patents to be important but does not believe that its business is materially dependent on them. The Company copyrights its extensive software and registers its trademarks.

Manufacturing and Supplies

   The Company designs its products and manufactures many of the component parts. The balance of the parts is produced to the Company's specifications by suppliers. Raw materials required for the manufacture of products, including parts produced to the Company's specifications, are generally available from numerous suppliers.

Product Development

   The Company has maintained an active program of product research and development since its inception. During fiscal 2002, 2001 and 2000, the Company incurred costs of $3.7 million, $4.3 million, and $3.4 million, respectively, on Company-sponsored product development. The Company is committed to product development as a requisite to its growth and expects to continue its focus on research and development efforts in fiscal 2003.

Marketing and Competition

   The Company competes worldwide in many markets including clinical and research medicine, aerospace, automotive and general manufacturing. The Company retains a competitive position in its respective markets by virtue of proprietary technology, product reputation, delivery, technical assistance and service to customers.

   The products of the Company are marketed worldwide by advertising and promotion using major national and international trade journals, scientific meetings and trade shows, direct mailing campaigns, and the internet.

   The products are sold by direct field sales persons as well as independent dealers and representatives. In the United States, the Company has twenty-two direct field sales people located in major cities from coast to coast specializing in either T&M's Recorders and Data Acquisitions systems, QLS's Color Label printers and media systems, or G-T Neurological Instrumentation products. Additionally, the Company has direct field sales and service centers in Canada, England, France, Germany, Italy, and Holland. In the remaining parts of the world, the Company utlitizes approximately 80 independent dealers and representatives selling and marketing its products in 40 countries. In fiscal 2002, 28% of the Company's revenues were from international sales.

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

   The Grass-Telefactor products of the Company are devoted to clinical applications in EEG, Polysomnography (PSG), and Long Term Epilepsy Monitoring
(LTM). There are about fourteen companies that compete in one or more of the three modalities (EEG, PSG, LTM) but none are the clear leader. The Company feels it offers superior products based upon its long history and pioneering the field since 1935. The Company, unlike most of its competitors, designs, manufactures, and produces complete systems including transducers, amplifiers, sensors, and Windows based application software. Additionally, the Company produces a range of life science products for the research market. Many of the latter products eventually find their way into clinical applications.

   No single customer accounted for 10% of the Company's net sales in any of the last three fiscal years. The Company's products were sold to approximately 4,100 customers.

International Sales

   The Company had a Foreign Sales Corporation subsidiary that qualified for certain tax benefits on its exports. Effective December 31, 2001, the Company dissolved this subsidiary as a result of rule changes made by the World Trade Organization and tax authorities.

   In fiscal 2002, 2001 and 2000, net sales to customers in various geographic areas outside the United States, primarily in Canada and Western Europe, amounted to $13.8 million, $13.9 million, and $12.5 million, respectively.

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

   Most of the Company's products are generally warranted for one year against defects in materials or workmanship. Warranty expenses have generally averaged approximately $200,000 a year for the Company's last five fiscal years.

   As of March 22, 2002 the Company employed approximately 370 persons. The Company is generally able to satisfy its employment requirements. No employees are represented by a union. The Company believes that employee relations are good.

Item 2. Properties

   The following table sets forth information regarding the Company's principal owned properties, all of which are included in the consolidated balance sheet appearing elsewhere in this report.

                        Approximate
                          Square
       Location           Footage              Principal Use
       --------         ----------- ------------------------------------
       West Warwick, RI   116,000   Corporate headquarters, research and
                                    development, manufacturing
       Braintree, MA...    91,000   Manufacturing
       Slough, England.     1,700   Sales and service

   The Company also leases facilities in eight locations. The following information pertains to each location:

        Location          Approximate Square Footage                Principal Use
        --------          --------------------------                -------------
West Conshohocken, PA....           10,000           Research & development and sales and service
Longueuil, Quebec, Canada            3,800           Sales and service
Rodgau, Germany..........            3,014           Manufacturing, sales and service
Trappes, France..........            2,164           Sales and service
Zwolle, Netherlands......            1,300           Sales and service
Schaumburg, IL...........            1,131           Sales and service
Costa Mesa, CA...........              980           Sales and service
Milano, Italy............              753           Sales and service

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

                                                     Dividends
                 Years Ended January 31, High   Low  Per Share
                 ----------------------- ----- ----- ---------
                    2002
                      First Quarter..... $5.00 $3.87   $0.04
                     Second Quarter..... $4.94 $4.10   $0.04
                      Third Quarter..... $4.40 $3.40   $0.04
                     Fourth Quarter..... $4.48 $3.50   $0.04
                    2001
                      First Quarter..... $7.50 $5.19   $0.04
                     Second Quarter..... $6.63 $5.00   $0.04
                      Third Quarter..... $6.00 $4.75   $0.04
                     Fourth Quarter..... $4.93 $3.09   $0.04

   The Company had approximately 400 shareholders of record on March 22, 2002, which does not reflect shareholders with beneficial ownership in shares held in nominee name.

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

Item 6. Selected Financial Data

               (Dollars in Thousands, Except Per Share Amounts)

                                               2002     2001    2000    1999    1998
                                              -------  ------- ------- ------- -------
Results of Operations:
   Net Sales................................. $49,391  $51,688 $46,143 $42,166 $44,377
   Net Income (Loss)......................... $  (233) $   302 $   937 $   496 $ 1,041
   Net Income (Loss) per Common Share--Basic
     and Diluted............................. $ (0.05) $  0.07 $  0.21 $  0.11 $  0.21
   Dividends Declared per Common Share....... $  0.16  $  0.16 $  0.16 $  0.16 $  0.16
Financial Condition:
   Working Capital........................... $21,455  $21,908 $22,453 $25,507 $27,111
   Total Assets.............................. $38,404  $41,059 $45,385 $41,754 $42,814
   Long-Term Debt, less Current Maturities... $    --  $    25 $    72 $    17 $   228

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Fiscal 2002 compared to Fiscal 2001

   The Company's sales in fiscal 2002 decreased $2.3 million to $49.4 million, a 4.7% decrease over fiscal 2001 sales of $51.7 million. Domestic sales declined $2.2 million to $35.6 million a 6.6% decrease over fiscal 2001, while international sales declined less than $0.1 million to $13.8 million. With the decline in sales, the Company incurred a net loss in fiscal 2002 of $0.2 million versus net income of $0.3 million in fiscal 2001. Net loss per share on a diluted basis was $0.05 in fiscal 2002 as compared with $0.07 net income per diluted share in fiscal 2001.

   Gross profit decreased 8.2% to $19.1 million in fiscal 2002 from $20.8 million in fiscal 2001. The Company's gross profit margin declined to 38.7% from 40.2%. The decline in gross profit can be attributed primarily to the decline in sales, lower margins on T&M's new products and lower margins on QLS products.

   Selling, general and administrative spending (SG&A) declined 2.4% to $16.1 million from $16.5 million.The Research & Development (R&D) expenses declined to $3.7 million in fiscal 2002 from $4.3 million in fiscal 2001. R&D as a percentage of sales declined to 7.6% in this fiscal year as compared 8.2% in the prior year. The decline in both the SG&A and R&D expenses can be attributed to the workforce reductions undertaken over the past two years and certain temporary lay-offs at the end of fiscal 2002.

   Interest and dividend income declined in fiscal 2002 to $248,000 from $458,000 in fiscal 2001. The decrease is due to lower investment levels and lower yields on investments. Other income for fiscal 2002 was $192,000 as compared to last fiscal year's expense of $126,000. The favorable $318,000 change in other income/expense, net is attributed primarily to the following; a $165,000 gain on the settlement of litigation, $68,000 of grant income relating to research performed for the National Institute of Health, and a $94,000 improvement in foreign exchange losses. In the prior year, the net foreign exchange loss was $116,000 as compared to a net foreign exchange loss for the current year of $22,000.

   The Company has redefined its reporting segments into segments that mirror the Company's sales product groups (i.e., T&M, QLS and G-T). As a result, the Company has restated its prior years' segment data to present all periods on a comparable basis. The company evaluates segment performance based on the operating segment's profit before corporate and financial administration expenses.

   T&M's sales decreased to $12.1 million in fiscal 2002 from $13.9 million, a 12.9% decrease from the previous year. Both T&M's domestic and international sales were lower as a result of the delays in the introduction of the new Dash 18 recorder. The decline in T&M sales can also be attributed to the 34% decrease in international sales. T&M's segment profit margin declined to 5.6% in fiscal 2002 from 11.8% in the previous year. The decline in T&M's margin is attributed to higher material costs and manufacturing inefficiencies associated with its new state-of-the-art products.

   QLS's sales increased to $20.9 million in fiscal 2002 from $19.9 million, a 5.0% increase over the previous year. Fiscal 2002 domestic sales were essentially flat with the previous year and fiscal 2002 international sales were 17.8% higher than the previous year. QLS's fiscal 2002 segment profit margin declined to 4.1% down from 6.5% in the previous year. The decline in margin is attributed to higher international sales with lower margins.

   G-T's sales decreased to $16.4 million in fiscal 2002 from $17.9 million, a 8.4% decrease over the previous year. The decline in G-T's sales is attributed to the lower domestic clinical sales resulting from the delay in the introduction of the new PSG (sleep) software application and high turnover in the clinical sales force. The G-T segment operating margin improved to 5.0% in fiscal 2002 from 3.0% in the previous year. The margin improvement can be attributed to the workforce reduction undertaken over the last two years.

   Changes in the effective income tax rate from year to year are explained in
Note 6 of Notes to Consolidated Financial Statements included elsewhere herein.

Fiscal 2001 compared to Fiscal 2000

   The Company's sales in fiscal 2001 increased $5.6 million to $51.7 million, a 12.1% increase over fiscal 2000 sales of $46.1 million. The $5.6 million sales increase is due primarily to the sales growth for the QLS and G-T product lines as well as the incremental sales derived from the Telefactor acquisition. The Company's net income in fiscal 2001 was $0.3 million versus net income of $0.9 million in fiscal 2000. Net income per share on a diluted basis was $0.07 in fiscal 2001 as compared with $0.21 net income per diluted share in fiscal 2000.

   Gross profit increased 10.1% to $20.8 million in fiscal 2001 from $18.9 million in fiscal 2000. The Company's gross profit margin declined to 40.2% from 40.9% primarily as a result of the Telefactor acquisition and lower margins on T&M products. In the third quarter of fiscal 2001, the Telefactor manufacturing facility in Pennsylvania was closed and the manufacturing was transferred to the Grass manufacturing facility in Braintree, Massachusetts.

   Selling, general and administrative spending rose 12.2% to $16.5 million from $14.7 million. The increase in selling, general and administrative expenses is attributable to the Telefactor acquisition and the increase in use of outside services. Selling, general and administrative expenses as a percent of sales remained flat at 32% fiscal year 2001 as compared to the prior year.

   Research & development expenses rose to $4.3 million in fiscal 2001 from $3.4 million in fiscal 2000. The increase is a result of the additions of engineering personnel from Telefactor as well as salaries and product development related research projects. Research & development as a percentage of sales rose to 8.2% in this fiscal year as compared to 7.3% in the prior year.

   Interest and dividend income declined in fiscal 2001 to $458,000 from $666,000 in fiscal 2000. The decrease is due to lower investment levels resulting from the Telefactor acquisition and Company's stock buyback program. Other expense for fiscal 2001 was $126,000, down from last fiscal year's expense of $190,000. These expenses consist primarily of net losses on foreign currency exchange with our European branches. These foreign currency exchange losses declined as the U.S. dollar weakened.

   T&M's sales declined to $13.9 million in fiscal year 2001, down 6.1% from $14.8 million from the previous year. T&M's sales declined as a result of the new Everest Telemetry Recorder Workstation product taking longer than anticipated to gain acceptance in the marketplace. T&M's segment operating margin declined to 11.8% in fiscal 2001 from 13.5% the previous year. The decline in T&M's margin is attributed to higher material costs and manufacturing inefficiencies associated with the new Everest.

   QLS's sales increased to $19.9 million in fiscal year 2001, up 11.2% from $17.9 million in the prior year. QLS's segment operating margin improved to 6.4% from 3.8% in the prior year as a result of the overall increase in sales volume and a higher level of sales to original equipment manufacturers which generally yields higher margins.

   G-T's sales increased to $17.9 million in fiscal year 2001, up 33.6% from $13.4 million in the prior year. Excluding the impact of Telefactor sales, Grass sales increased 9.0%. This sales growth is attributable primarily to the EEG and PSG products in the high growth sleep monitoring device market. G-T's segment operating profit margin declined to 3.0% in fiscal 2001 from 10.1% in fiscal 2000 as a result of additional costs incurred with the Telefactor acquisition.

   Changes in the effective income tax rate from year to year are explained in
Note 6 of Notes to Consolidated Financial Statements included elsewhere herein.

Liquidity and Capital Resources

   The Company expects to finance its future working capital needs, capital expenditures and acquisition requirements through internal funds. To the extent the Company's capital and liquidity requirements are not satisfied internally, the Company may utilize a $3.5 million unsecured bank line of credit, all of which is currently available. Borrowings under this line of credit bear interest at the bank's prime rate.

   The Company's Statements of Cash Flows for the three years ending January 31, 2002, 2001 and 2000 are included on page 25. Net cash flow provided by operating activities was $1.3 million in fiscal 2002 versus net cash flow used by operating activities of $2.6 million in fiscal 2001 and net cash flow provided by operating activities of $4.7 million in fiscal 2000. The increase in net cash flow from operations in fiscal 2002 is attributed primarily to the lower accounts receivable and inventory balances; timing of payments to vendors; and the decrease in income tax payments. Working capital balances at January 31, 2002 were $21.5 million, a 2% reduction from the $21.9 million at January 31, 2001. The composition of fiscal 2002 year-end working capital balance includes cash and marketable securities of $5.9 million as compared to $6.2 million of cash and marketable securities at the end of last year. The Company's cash collection cycle decreased to 60 days sales outstanding from the prior year's 66 days.

   Net cash flow provided by investing activities was $1.2 million and $0.9 million, respectively in fiscal 2002 and 2001 versus net cash flow used by investing activities of $4.2 million in fiscal 2000. The significant use of cash in fiscal 2000 is attributed to the acquisition of Telefactor. Capital expenditures were $911,000, $1,204,000 and $975,000 in fiscal 2002, 2001 and
2000, respectively.

   Net cash used by financing activities was $0.7 million in fiscal 2002, $1.5 million in fiscal 2001 and $1.4 million in fiscal 2000. This category includes dividends paid to shareholders and the cost of repurchasing the Company's common stock. Dividends paid for the three-years ended fiscal 2002, 2001, and 2000 were $681,000, $700,000 and $709,000, respectively. The Company's annual dividend per share was $0.16 in all three years. In fiscal 2001 and 2000 the Company repurchased common stock at a cost of $807,900 and $451,000, respectively. Since the inception of the stock buy back program in fiscal 1997, the Company has repurchased 867,824 shares of its common stock. At January 31, 2002, the Company has Board of Directors' authorization to purchase an additional 290,000 shares of the Company's common stock in the future.

Other

   The Company has a contingent obligation relating to the Telefactor acquisition that requires the Company to pay additional consideration to the sellers if certain sales amounts are achieved during the seventy-two months following the closing of the transaction. At January 31, 2002, no additional consideration was owed to the sellers.

   Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and could potentially result in materially different results under different assumptions and conditions. We believe that our most critical accounting policies upon which our financial condition depends, and which involve the most complex or subjective decisions or assessments as follows:

   Revenue Recognition: The majority of the Company's product sales are recorded at the time of shipment and when persuasive evidence of an arrangement exists, the seller's price to the buyer is fixed or determinable and collectibility is reasonably assured. Provisions are made at the time the related revenue is recognized for the cost of any installation obligations. When other significant obligations remain after products are delivered, revenue is recognized only after such obligation are fulfilled.

   Warranty Claims and Bad Debts: Provisions for the estimated costs for future product warranty claims and bad debts are recorded in cost of sales and selling, general and administrative expense, respectively, at the time a sale is recorded. The amounts recorded are generally based upon historically derived percentages while also factoring in any new business conditions that might impact the historical analysis such as new product introduction for warranty and bankruptcies of particular customers for bad debts. The Company also periodically evaluates the adequacy of its reserves for warranty and bad debts recorded in its consolidated balance sheet as a further test to ensure the adequacy of the recorded provisions. Warranty claims can extend far into the future and bad debt analysis often involves subjective analysis of a particular customer's ability to pay. As a result, significant judgment is required by the Company in determining the appropriate amounts to record and such judgments may prove to be incorrect in the future. The Company believes that its procedures for estimating such amounts are reasonable and historically have not resulted in material adjustments in subsequent periods when the estimates are adjusted to the actual amounts.

   Customer Returns: Customer returns are recorded on an actual basis throughout the year and also include an estimate at the end of each reporting period for future customer returns related to sales recorded prior to the end of the period. The Company generally estimates customer returns based upon its historical experience while making adjustments for any changes in business conditions.

   Inventories: Inventories are stated at the lower of cost (first-in, first-out) or market. The Company records provisions to write-down obsolete and excess inventory at its estimated net realizable value. The process for evaluating obsolete and excess inventory consists of the Company analyzing the inventory supply on hand and estimating the net realizable value of the inventory based on historical experience, current business conditions and anticipated future sales.

   Income taxes: The Company accounts for income taxes in accordance with Statement of Financial Accounting Standard (SFAS) No. 109, Accounting for Income Taxes. This SFAS requires that deferred income taxes be determined based on estimated future tax effects of differences between the tax and book bases of assets and liabilities considering the provisions of enacted tax laws. The Company has historically had prepaid income tax assets due principally to the unfavorable tax consequences of recording expenses for required book reserves for such things as, bad debts, inventory valuation, and warranty that cannot be deducted for income tax purposes until such expenses are actually paid. The Company's deferred tax liabilities consist primarily of favorable tax consequences associated with accelerated depreciation methods for tax purposes. The Company believes that the amounts recorded as prepaid income tax assets will be recoverable either through future taxable income generated by the Company or by the fact that the Company has deferred tax liabilities that can be used to offset the amount of the prepaid income tax assets; however, there can be no absolute assurance that all recognized prepaid income tax assets will be fully recovered.

   Long-Lived Assets: The Company evaluates the recoverability of long-lived assets, including goodwill whenever events or changes in circumstances, such as a decline in sales, earnings or cashflow or material adverse changes in the business climate indicate that the carrying amount of an asset may not be recoverable. The Company performs the impairment review in accordance with SFAS No. 121 "Accounting for the Impairment of

Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS No. 121"). Subsequent to January 31, 2002, the Company will account for acquired goodwill and goodwill impairment in accordance with SFAS No.141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets" which are more fully described in Note 1 of the Notes to the Consolidated Financial Statements. These new pronouncements will require considerable judgment. The Company has not yet determined the impact (if any) of the adoption of these new accounting standards.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Foreign Exchange Risk

   The Company's financial results are affected by changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which products are sold. The Company's primary currency exposures are European Common Currency (Euro), British Pound, and Canadian Dollar. At January 31, 2002, the Company's investment in foreign assets was $2.9 million. An overall unfavorable change in foreign exchange rates of 10% would have resulted in an additional net loss of approximately $26,000 and a $260,000 reduction in shareholders' equity as a result of the impact on the cumulative translation adjustment.

   The Company utilizes foreign exchange option contracts to minimize its exposure associated with unfavorable changes in foreign exchanges rates on certain foreign denominated receivables. At January 31, 2002, the Company did not have open contracts.

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

                     QUARTERLY FINANCIAL DATA (Unaudited)

               (Dollars in Thousands, Except Per Share Amounts)

                                                                    Quarters Ended
                                                      -------------------------------------------
                                                       May 5,   August 4, November 3, January 31,
                                                        2001      2001       2001        2002
                                                      --------- --------- ----------- -----------
Net Sales............................................  $12,436   $12,132    $12,399     $12,424
Gross Profit.........................................  $ 5,052   $ 4,766    $ 4,441     $ 4,847
Net Income (Loss)....................................  $   150   $  (194)   $  (230)    $    41
Net Income (Loss) Per Common Share--Basic and Diluted  $  0.04   $ (0.05)   $ (0.05)    $  0.01

                                                      April 29, July 29,  October 28, January 31,
                                                        2000      2000       2000        2001
                                                      --------- --------- ----------- -----------
Net Sales............................................  $12,530   $13,384    $11,881     $13,893
Gross Profit.........................................  $ 5,170   $ 5,403    $ 4,233     $ 5,986
Net Income (Loss)....................................  $   158   $   268    $  (698)    $   573
Net Income (Loss) Per Common Share--Basic and Diluted  $  0.04   $  0.06    $ (0.16)    $  0.13

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

   None.

                                   PART III

Item 10. Directors and Executive Officers of the Registrant

   The response to this item is incorporated by reference to the Company's definitive proxy statement for the 2002 annual meeting of shareholders.

   The following is a list of the names and ages of, and the positions and offices presently held by, all executive officers of the Company. All officers serve at the pleasure of the Board of Directors.

        Name         Age                       Position
        ----         ---                       --------
 Albert W. Ondis.... 76  Chairman, Chief Executive Officer and Director
 Everett V. Pizzuti. 65  President, Chief Operating Officer and Director
 Terence J. Jones... 55  Senior Vice President
 Joseph P. O'Connell 58  Vice President and Treasurer, Chief Financial Officer
 John B. Chatten.... 74  President, Grass--Telefactor Product Group
 Elias G. Deeb...... 59  Vice President--Media Manufacturing
 Michael J. Sullivan 51  Vice President and Chief Technology Officer
 Stephen M. Petrarca 39  Vice President--Instrument Manufacturing
 Michael F. Silveira 36  Corporate Controller

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

   Mr. Pizzuti was previously a Vice President of the Company functioning as Chief Operating Officer since 1971.

   Mr. Jones joined the Company in 2000. He previously held various senior management positions with the Avery Dennison Corporation including President Worldwide Fasteners from 1989 to 1991, Vice President and General Manager Avery Dennison from 1991 to 1998, and Vice President, General Manager Fasson Roll North America from 1998 to 2000 and most recently serving as Vice President of Business Development and Process Improvement at Fasson Roll Worldwide.

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

   Mr. Sullivan was appointed Vice President and Chief Technology Officer in 2000. He is an electronic engineer and has been with the Company for eighteen years.

   Mr. Petrarca was appointed Vice President of Instrument Manufacturing in November 1998. He has previously held positions as General Manager of Manufacturing, Manager of Grass Operations and Manager of Grass Sales. He has been with the Company since 1980.

   Mr. Silveira joined the Company in 2000. He previously held financial management positions with Textron Inc., most recently serving in the Industrial Products, Mergers & Acquisitions group and with KPMG Peat Marwick LLP. He is a certified public accountant.

Item 11.  Executive Compensation

   The response to this item is incorporated by reference to the Company's definitive proxy statement for the 2002 annual meeting of shareholders.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

   The response to this item is incorporated by reference to the Company's definitive proxy statement for the 2002 annual meeting of shareholders.

Item 13.  Certain Relationships and Related Transactions

   The response to this item is incorporated by reference to the Company's definitive proxy statement for the 2002 annual meeting of shareholders.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(1) Financial Statements:

   The following consolidated financial statements of Astro-Med, Inc. and subsidiaries are incorporated by reference in Item 8:

                                                                                                 Page
                                                                                                 -----
Report of Independent Public Accountants........................................................    21
Consolidated Balance Sheets as of January 31, 2002 and 2001.....................................    22
Consolidated Statements of Income--Years Ended January 31, 2002, 2001 and 2000..................    23
Consolidated Statements of Comprehensive Income and Changes in Shareholders' Equity--Years Ended
  January 31, 2002, 2001, and 2000..............................................................    24
Consolidated Statements of Cash Flows--Years Ended January 31, 2002, 2001, and 2000.............    25
Notes to Consolidated Financial Statements...................................................... 26-35

(a)(2) Financial Statement Schedules:

       Schedule II--Valuation and Qualifying Accounts and Reserves--
         Years Ended January 31, 2002, 2001, and 2000...............   36

   All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore, have been omitted.

(a)(3) Exhibits:

Exhibit
Number
------
 (3A)   Articles of Incorporation of the Company and all amendments thereto (filed as Exhibit No. 3A to the
          Company's report on Form 10-Q for the quarter ended August 1, 1992 and by this reference incorporated herein).

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

 (10.6) Astro-Med, Inc. 1998 Non-Qualified Stock Option Plan, as amended, filed as Exhibit 4.3 to
          Registration Statement on Form S-8, Registration Nos. 333-62431 and 333-63526, and
          lincorporated by reference herein.

 (10.7) Employment Agreement between Astro-Med, Inc. and John B. Chatten dated as of December 14,
          1999(a).

 (21)   List of Subsidiaries of the Company. See page 21.

 (23)   Consent of Independent Public Accountants. See page 21.

 (99)   Letter regarding Arthur Andersen LLP's Quality Control required under Temporary Note 3T to
          Article 3 of Regulation SX.

--------
(a) Management contract or compensatory plan or arrangement.

(b) Reports on Form 8-K:

   None

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          ASTRO-MED, INC.
                                          (Registrant)

Date: April 10, 2002

                                          By      /s/  ALBERT W. ONDIS
                                             ----------------------------------
                                                (Albert W. Ondis, Chairman)

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

            Name                          Title                  Date
            ----                          -----                  ----

    /s/  ALBERT W. ONDIS      Chairman and Director         April 10, 2002
-----------------------------   (Principal Executive
       Albert W. Ondis          Officer)

   /s/  EVERETT V. PIZZUTI    President and Director        April 10, 2002
-----------------------------   (Principal Operating
     Everett V. Pizzuti         Officer)

  /s/  JOSEPH P. O'CONNELL    Vice President and Treasurer  April 10, 2002
-----------------------------   (Principal Financial
     Joseph P. O'Connell        Officer)

  /s/  MICHAEL F. SILVEIRA    Controller (Principal         April 10, 2002
-----------------------------   Accounting Officer)
     Michael F. Silveira

   /s/  JACQUES V. HOPKINS    Director                      April 10, 2002
-----------------------------
     Jacques V. Hopkins

                                                                     EXHIBIT 21

                      LIST OF SUBSIDIARIES OF THE COMPANY

                                               Jurisdiction of
             Name                               Organization
             ----                               ------------
             AWO, Inc.                          Delaware
             Astro-Med International Inc.       Barbados
             Astro-Med SRL                      Italy
             Astro-Med GMBH                     Germany

                                                                     EXHIBIT 23

                   CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS

   As independent public accountants, we hereby consent to the incorporation of our report dated March 15, 2002, included in this Form 10-K, into the Company's previously filed Registration Statements on Form S-8: File No. 2-21081 pertaining to the Astro-Med, Inc. Employee Stock Purchase Plan, File No. 33-43700 pertaining to the Astro-Med, Inc. 1989 Incentive Stock Option Plan, File No. 333-24127 pertaining to the Astro-Med, Inc. 1993 Incentive Stock Option Plan, File Nos. 333-32315, 333-93565 and 333-44414 pertaining to the Astro-Med, Inc. 1997 Incentive Stock Option Plan. File No. 333-32317 pertaining to the 1989 Astro-Med, Inc. Non-Qualified Stock Option Plan as amended May 28, 1991, File Nos. 333-62431 and 333-63526 pertaining to the 1998 Astro-Med, Inc. Non-Qualified Stock Option Plan, as amended June 21, 2001 and File No. 333-24123 pertaining to the Astro-Med, Inc. Non-Employee Director Stock Option Plan. It should be noted that we have not audited any financial statements of the Company subsequent to January 31, 2002 or performed any audit procedures subsequent to the date of our report.

                                          ARTHUR ANDERSEN LLP

Boston, Massachusetts
April 10, 2002

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders of Astro-Med, Inc.:

   We have audited the accompanying consolidated balance sheets of Astro-Med, Inc. (a Rhode Island Corporation) and subsidiaries as of January 31, 2002 and 2001, and the related consolidated statements of income, comprehensive income and changes in shareholders' equity and cash flows for each of the three years in the period ended January 31, 2002. These financial statements and schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Astro-Med, Inc. and subsidiaries as of January 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 2002, in conformity with accounting principles generally accepted in the United States.

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

                                          ARTHUR ANDERSEN LLP

Boston, Massachusetts
March 15, 2002

                                ASTRO-MED, INC.

                          CONSOLIDATED BALANCE SHEETS

                        As of January 31, 2002 and 2001

                                                                               2002          2001
-                                                                          ------------  ------------
                                 ASSETS
                                 ------
CURRENT ASSETS
   Cash and Cash Equivalents.............................................. $  2,569,721  $    806,069
   Securities Available for Sale (Note 2).................................    3,340,874     5,362,523
   Accounts Receivable, net of reserves $352,442 and $467,882,
     respectively.........................................................    9,173,568    10,663,624
   Inventories (Note 3)...................................................   10,243,182    10,782,425
   Prepaid Expenses and Other Current Assets (Note 6).....................    2,229,660     2,038,227
                                                                           ------------  ------------
       Total Current Assets...............................................   27,557,005    29,652,868

PROPERTY, PLANT AND EQUIPMENT
   Land and Improvements..................................................      398,191       398,191
   Buildings and Improvements.............................................    7,280,097     7,236,148
   Machinery and Equipment................................................   15,780,015    14,912,966
                                                                           ------------  ------------
                                                                             23,458,303    22,547,305
   Less Accumulated Depreciation..........................................  (15,478,613)  (14,259,992)
                                                                           ------------  ------------
                                                                              7,979,690     8,287,313
OTHER ASSETS
   Goodwill, net (Note 10)................................................    2,310,798     2,465,494
   Amounts Due from Officers..............................................      480,314       480,314
   Other..................................................................       76,422       172,941
                                                                           ------------  ------------
                                                                              2,867,534     3,118,749
                                                                           ------------  ------------
                                                                           $ 38,404,229  $ 41,058,930
                                                                           ============  ============
                  LIABILITIES AND SHAREHOLDERS' EQUITY
                  ------------------------------------
CURRENT LIABILITIES
   Accounts Payable....................................................... $  3,325,133  $  3,711,248
   Accrued Compensation...................................................    1,114,490     1,974,223
   Accrued Expenses.......................................................    1,637,826     1,916,597
   Income Taxes Payable (Note 6)..........................................           --        96,058
   Current Maturities of Long-Term Debt (Note 4)..........................       24,755        46,832
                                                                           ------------  ------------
       Total Current Liabilities..........................................    6,102,204     7,744,958
LONG-TERM DEBT, Less Current Maturities (Note 4)..........................           --        24,755
DEFERRED INCOME TAXES (Note 6)............................................      876,867       996,157
COMMITMENTS AND CONTINGENCIES (Notes 7 and 10)
SHAREHOLDERS' EQUITY (Note 5)
   Preferred Stock, $10 Par Value, Authorized 100,000 Shares, Issued None.           --            --
   Common Stock, $0.05 Par Value, Authorized 13,000,000 Shares, Issued
     5,165,027 and 5,160,780, respectively................................      258,251       258,039
   Additional Paid-in Capital.............................................    5,636,570     5,706,870
   Retained Earnings......................................................   31,753,694    32,667,859
   Treasury Stock, at Cost, 897,895 and 930,895 Shares, respectively......   (5,860,609)   (6,076,003)
   Accumulated Other Comprehensive Loss...................................     (362,748)     (263,705)
                                                                           ------------  ------------
                                                                             31,425,158    32,293,060
                                                                           ------------  ------------
                                                                           $ 38,404,229  $ 41,058,930
                                                                           ============  ============

  The accompanying notes are an integral part of these financial statements.

                                ASTRO-MED, INC.

                       CONSOLIDATED STATEMENTS OF INCOME

                  Years Ended January 31, 2002, 2001 and 2000

                                                          2002         2001         2000
                                                       -----------  -----------  -----------
Net Sales............................................. $49,390,937  $51,687,763  $46,143,206
Cost of Sales.........................................  30,284,573   30,895,584   27,280,835
                                                       -----------  -----------  -----------
Gross Profit..........................................  19,106,364   20,792,179   18,862,371
Costs and Expenses:
   Selling, General and Administrative................  16,090,402   16,455,696   14,717,092
   Research and Development...........................   3,743,516    4,255,434    3,353,883
                                                       -----------  -----------  -----------
                                                        19,833,918   20,711,130   18,070,975
                                                       -----------  -----------  -----------
Operating Income (Loss)...............................    (727,554)      81,049      791,396
Other Income (Expense):
   Interest and Dividend Income.......................     247,813      458,191      665,687
   Interest Expense...................................      (3,903)     (11,051)     (18,239)
   Other, net.........................................     191,837     (125,700)    (189,987)
                                                       -----------  -----------  -----------
                                                           435,747      321,440      457,461
                                                       -----------  -----------  -----------
Income (Loss) before Income Taxes.....................    (291,807)     402,489    1,248,857
Income Taxes Expense (Benefit)........................     (58,706)     100,000      312,214
                                                       -----------  -----------  -----------
Net Income (Loss)..................................... $  (233,101) $   302,489  $   936,643
                                                       ===========  ===========  ===========
Net Income (Loss) Per Common Share--Basic and Diluted. $     (0.05) $      0.07  $      0.21
                                                       ===========  ===========  ===========
Weighted Average Number of Common Shares Outstanding--
  Basic...............................................   4,259,423    4,386,852    4,434,108
                                                       ===========  ===========  ===========
Weighted Average Number of Common Shares Outstanding--
  Diluted.............................................   4,259,423    4,407,632    4,475,371
                                                       ===========  ===========  ===========
Dividends Declared Per Common Share................... $      0.16  $      0.16  $      0.16
                                                       ===========  ===========  ===========


  The accompanying notes are an integral part of these financial statements.

                                ASTRO-MED, INC.

 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME AND CHANGES IN SHAREHOLDERS'
                                    EQUITY

                  Years Ended January 31, 2002, 2001 and 2000

                                                                  2002         2001         2000
                                                               -----------  -----------  -----------
Comprehensive Income (Loss)
Net Income (Loss)............................................. $  (233,101) $   302,489  $   936,643
Other Comprehensive Income (Loss), Net
   Foreign currency translation adjustments...................    (142,454)     (52,303)     (34,865)
   Unrealized gain (loss) on securities available for sale....      43,411      270,558     (301,872)
                                                               -----------  -----------  -----------
Other comprehensive income (loss), net........................     (99,043)     218,255     (336,737)
                                                               -----------  -----------  -----------
Comprehensive Income (Loss)................................... $  (332,144) $   520,744  $   599,906
                                                               ===========  ===========  ===========
Shareholders' Equity
Common Stock, $0.05 Par Value:
   Balance at beginning of year............................... $   258,039  $   257,402  $   257,176
   Net proceeds from issuance of Company common stock
     (Note 5).................................................         212          637          226
                                                               -----------  -----------  -----------
   Balance at end of year.....................................     258,251      258,039      257,402
                                                               -----------  -----------  -----------
Additional Paid-In Capital:
   Balance at beginning of year...............................   5,706,870    5,647,791    5,641,317
   Net proceeds from issuance of Company common stock
     (Note 5).................................................      15,139       59,079       23,714
   Net cost of shares issued to Employee Stock Ownership Plan
     (Note 5).................................................     (85,439)          --      (17,240)
                                                               -----------  -----------  -----------
   Balance at end of year.....................................   5,636,570    5,706,870    5,647,791
                                                               -----------  -----------  -----------
Retained Earnings:
   Balance at beginning of year...............................  32,667,859   33,065,454   32,837,880
   Net income (loss)..........................................    (233,101)     302,489      936,643
   Dividends paid.............................................    (681,064)    (700,084)    (709,069)
                                                               -----------  -----------  -----------
   Balance at end of year.....................................  31,753,694   32,667,859   33,065,454
                                                               -----------  -----------  -----------
Treasury Stock:
   Balance at beginning of year...............................  (6,076,003)  (5,268,103)  (4,889,343)
   Purchases of Company common stock
     (Note 5).................................................          --     (807,900)    (451,000)
   Shares issued to Employee Stock Ownership Plan
     (Note 5).................................................     215,394           --       72,240
                                                               -----------  -----------  -----------
   Balance at end of year.....................................  (5,860,609)  (6,076,003)  (5,268,103)
                                                               -----------  -----------  -----------
Accumulated Other Comprehensive Loss:
   Balance at beginning of year...............................    (263,705)    (481,960)    (145,223)
   Other comprehensive income (loss), net.....................     (99,043)     218,255     (336,737)
                                                               -----------  -----------  -----------
   Balance at end of year.....................................    (362,748)    (263,705)    (481,960)
                                                               -----------  -----------  -----------
       Total Shareholders' Equity............................. $31,425,158  $32,293,060  $33,220,584
                                                               ===========  ===========  ===========

  The accompanying notes are an integral part of these financial statements.

                                ASTRO-MED, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                  Years Ended January 31, 2002, 2001 and 2000

                                                                     2002         2001         2000
                                                                  -----------  -----------  -----------
Cash Flows from Operating Activities:
   Net Income (Loss)............................................. $  (233,101) $   302,489  $   936,643
   Adjustments to Reconcile Net Income to Net Cash Provided
     (Used) By Operating Activities:
       Depreciation and Amortization.............................   1,641,971    1,774,764    1,355,513
       (Gain) Loss on Sale of Assets.............................     (25,650)          --        3,017
       Deferred Income Taxes.....................................    (160,694)    (182,410)    (212,951)
       Other.....................................................     (99,044)     258,807       76,674
       Changes in Assets and Liabilities:
          Accounts Receivable....................................   1,490,056   (1,392,810)    (986,656)
          Inventories............................................     253,394     (419,461)    (439,547)
          Other..................................................     (95,578)     133,010      371,381
          Accounts Payable and Accrued Expenses..................  (1,394,663)  (2,563,107)   3,484,198
          Income Taxes Payable...................................     (96,058)    (503,166)     106,342
                                                                  -----------  -----------  -----------
              Total Adjustments..................................   1,513,734   (2,894,373)   3,757,971
                                                                  -----------  -----------  -----------
       Net Cash Provided (Used) by Operating Activities..........   1,280,633   (2,591,884)   4,694,614
Cash Flows from Investing Activities:
   Proceeds from Sales/Maturities of Securities Available
     for Sale....................................................   2,244,742    5,170,695    3,838,473
   Purchases of Securities Available for Sale....................    (163,798)  (3,321,296)  (3,446,395)
   Proceeds from Sales of Assets.................................      25,650           --        2,800
   Escrow Returned, (Payment) for Acquisition....................          --      225,000   (3,657,098)
   Additions to Property, Plant and Equipment....................    (911,030)  (1,203,592)    (975,113)
                                                                  -----------  -----------  -----------
       Net Cash Provided (Used) by Investing Activities..........   1,195,564      870,807   (4,237,333)
Cash Flows from Financing Activities:
   Payments of Debt..............................................          --           --      (75,000)
   Principal Payments on Capital Leases..........................     (46,832)     (60,453)    (156,574)
   Proceeds from Common Shares Issued Under Employee
     Benefit Plans...............................................      15,351       59,716       23,940
   Purchases of Treasury Stock...................................          --     (807,900)    (451,000)
   Dividends Paid................................................    (681,064)    (700,084)    (709,069)
                                                                  -----------  -----------  -----------
       Net Cash Used by Financing Activities.....................    (712,545)  (1,508,721)  (1,367,703)
                                                                  -----------  -----------  -----------
Net Increase (Decrease) in Cash and Cash Equivalents.............   1,763,652   (3,229,798)    (910,422)
Cash and Cash Equivalents, Beginning of Year.....................     806,069    4,035,867    4,946,289
                                                                  -----------  -----------  -----------
Cash and Cash Equivalents, End of Year........................... $ 2,569,721  $   806,069  $ 4,035,867
                                                                  ===========  ===========  ===========
Supplemental Information:
   Cash Paid During the Period for:
       Interest.................................................. $     3,903  $    11,104  $    17,504
       Income Taxes.............................................. $   129,016  $   746,000  $   406,182
   Non-Cash Transfers:
       Demonstration Equipment Transferred from Inventory to
         Property, Plant and Equipment........................... $   285,849  $   508,000  $   261,750

  The accompanying notes are an integral part of these financial statements.

                                ASTRO-MED, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               January 31, 2002


Note 1--Summary of Significant Accounting Policies

   Principles of Consolidation: The consolidated financial statements include the accounts of Astro-Med, Inc. (the Company) and its subsidiaries. All material intercompany accounts and transactions are eliminated in consolidation. Certain prior year balances have been reclassified to conform to the current-year reporting format.

   Cash and Cash Equivalents: Highly liquid investments with an original maturity of 90 days or less at date of acquisition are considered to be cash equivalents when purchased as part of the Company's cash management activities. Similar investments with original maturities beyond three months are classified as securities available for sale.

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

   Amortization of Intangibles: Goodwill from the acquisition of Telefactor is being amortized over 15 years. All other goodwill is amortized on the straight-line method over 40 years. Accumulated amortization amounted to $876,643 and $721,947 as of January 31, 2002 and 2001, respectively. In accordance with Statement of Financial Accounting Standard (SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, the Company evaluates the carrying value of long-lived assets whenever events or changes in circumstances indicate the carrying amounts of such assets may not be recovered.

   Derivative Instruments and Hedging: On February 1, 2001, the Company adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of SFAS No. 133, and as amended in June 2000 by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities--an Amendment to SFAS No. 133 (combined SFAS No.
133). The statement requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting.The adoption of this statement did not have a material impact on the Company's results of operations or financial position.

   Revenue Recognition: The majority of the Company's product sales are recorded at the time of shipment and when persuasive evidence of an arrangement exists, the seller's price to the buyer is fixed or determinable and collectibility is reasonably assured. Provisions are made at the time the related revenue is recognized for the cost of any installation obligations. When other significant obligations remain after products are delivered, revenue is recognized only after such obligation are fulfilled.

   In July 2000, the Emerging Issues Task Force, a body of the Financial Accounting Standards Board (FASB), reached a consensus on Issue No. 00-10, Accounting for Shipping and Handling Fees and Costs. The consensus requires companies to start reporting amounts billed to customers in a sales transaction related to shipping and handling as revenue in the fourth quarter of fiscal year 2001. The Company previously reported these amounts as a reduction of cost of goods sold. All periods presented have been reclassified to conform to the current practice. The amounts reclassed were $650,295, and $574,460 for the two years ending January 31, 2001 and 2000, respectively.

                                ASTRO-MED, INC.

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

   Long-Lived Assets: In July 2001, FASB released for issuance SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Under SFAS No. 142, amortization of goodwill to earnings will cease and instead, the carrying value of goodwill will be evaluated for impairment on at least an annual basis. If these new rules were applied to fiscal 2002 the Company would have reported approximately $155,000 less of amortization expense on a pre-tax basis. The Company is currently determining the impact (if any) of adopting this standard.

   In August 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 requires the fair value of a liability for an asset retirement obligation to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Company believes the adoption of this Statement will not have a material impact on its financial statements.

   In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of Accounting Principles Board
(APB) No. 30. SFAS No. 144 addresses the financial and reporting for the impairment or disposal of long-lived assets and is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The Company is currently reviewing this statement to determine its effect (if any) on the Company's financial statements.

   Income Taxes: The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. This SFAS requires that deferred income taxes be determined based on estimated future tax effects of differences between the tax and book bases of assets and liabilities considering the provisions of enacted tax laws.

   Net Income (Loss) Per Common Share: Net income (loss) per common share have been computed and presented pursuant to the provisions of SFAS No. 128, Earnings per Share. Net income (loss) per share is based on the weighted average number of shares outstanding during the period. Net income per share assuming dilution is based on the weighted average number of shares and potential common shares for stock options outstanding during the period using the treasury stock method. In accordance with SFAS No. 128, options to purchase 1,653,075, 1,093,825, and 600,325 shares of common stock were outstanding during fiscal 2002, 2001 and 2000, respectively, but were not included in the computation of diluted EPS because their inclusion would be anti-dilutive.

                                                      2002      2001      2000
                                                    --------- --------- ---------
Weighted Average Common Shares Outstanding--Basic.. 4,259,423 4,386,852 4,434,108
Dilutive Effect of Options Outstanding.............        --    20,780    41,263
                                                    --------- --------- ---------
Weighted Average Common Shares Outstanding--Diluted 4,259,423 4,407,632 4,475,371

                                ASTRO-MED, INC.

   Use of Estimates: The presentation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect these financial statements and accompanying notes. Some of the more significant estimates include the allowances for bad debt and credits, inventory valuation, income taxes and warranty reserves. Management's estimates are based on the facts and circumstances available at the time estimates are made, past historical experience, risk of loss, general economic conditions and trends, and management's assessments of the probable future outcome of these matters. Consequently, actual results could differ from those estimates.

   Fair Value of Financial Instruments: The Company's financial instruments consist mainly of cash and cash equivalents, accounts receivable, accounts payable and long-term debt. The carrying amounts of these financial instruments as of January 31, 2002 approximate fair value.

Note 2--Securities Available for Sale

   Securities available for sale include corporate and governmental obligations with various contractual or anticipated maturity dates. Governmental obligations include U.S. Government, State, Municipal and Federal Agencies securities. The market value, amortized cost and gross unrealized gains and losses of the securities are as follows:

                                        Gross      Gross
                             Market   Unrealized Unrealized Amortized
                             Value      Gains      Losses     Cost
                           ---------- ---------- ---------- ----------
          January 31, 2002
          Corporate....... $1,218,892  $22,253    $     --  $1,196,639
          Governmental....  2,121,982   38,004     (20,235)  2,104,213
                           ----------  -------    --------  ----------
                           $3,340,874  $60,257    $(20,235) $3,300,852
                           ==========  =======    ========  ==========
          January 31, 2001
          Corporate....... $1,486,495  $12,801    $(11,239) $1,484,933
          Governmental....  3,876,028   17,063     (22,014)  3,880,979
                           ----------  -------    --------  ----------
                           $5,362,523  $29,864    $(33,253) $5,365,912
                           ==========  =======    ========  ==========

   The cost of securities available for sale that were sold was based on specific identification in determining realized gains or losses included in the accompanying consolidated statements of income.

   The expected maturity dates of these securities are as follows: Less than one year--$507,876; One to Five Years--$1,887,726; Six to Ten Years--$619,010 and greater than Ten Years--$326,262. Actual maturities may differ as a result of sales or earlier issuer redemptions.

Note 3--Inventories

   Inventories are stated at the lower of cost (first-in, first-out) or market and include material, labor and manufacturing overhead. The components of inventories were as follows:

                                              January 31,
                                        -----------------------
                                           2002        2001
                                        ----------- -----------
                 Materials and Supplies $ 5,850,797 $ 5,921,934
                 Work-in-Progress......     961,279   1,282,466
                 Finished Goods........   3,431,106   3,578,025
                                        ----------- -----------
                                        $10,243,182 $10,782,425
                                        =========== ===========

                                ASTRO-MED, INC.

Note 4--Debt

   Debt consists of the following:

                                               January 31,
                                             ---------------
                                              2002    2001
                                             ------- -------
                   Capital Lease Obligations $24,755 $71,587
                   Less: Current Maturities.  24,755  46,832
                                             ------- -------
                                             $    -- $24,755
                                             ======= =======

Note 5--Shareholders' Equity

   Common Stock: The Company's Board of Directors has authorized the purchase of up to an additional 290,000 shares of the Company's common stock on the open market in the future. The Company repurchased 201,600, and 77,000 shares, of its common stock in fiscal 2001 and 2000, respectively.

   The Company maintains the following benefit plans involving the Company's common stock:

   Stock Option Plans: As of January 31, 2002, the Company has two incentive stock option plans and one non-qualified stock option plan under which options may be granted to officers and key employees. Options vest over various periods that range from six months to five years. Options for an aggregate of 1,500,000 shares may be granted under the incentive stock option plans at option prices of not less than fair market value at the date of grant. Options for an aggregate of 1,000,000 shares may be granted under the non-qualified plan at option prices of not less than 50% of fair market value at the date of grant.

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

   Summarized option data for all plans is as follows:

                                                                Weighted Average
                                       Number     Option Price  Option Price Per
                                      of Shares    Per Share         Share
                                      ---------  -------------- ----------------
Options Outstanding, January 31, 1999   781,100  $  3.33-$13.00      $8.51
Options Granted......................   253,700  $4.94-  $6.25       $5.22
Options Exercised....................    (1,000) $         4.94      $4.94
Options Expired......................  (158,325) $  4.94-$11.29      $8.93
                                      ---------
Options Outstanding, January 31, 2000   875,475  $  3.33-$13.00      $7.49
Options Granted......................   568,500  $  3.75- $7.50      $6.90
Options Exercised....................    (9,500) $  3.33- $4.94      $4.77
Options Expired......................  (100,025) $  3.33-$10.25      $6.93
                                      ---------
Options Outstanding, January 31, 2001 1,334,450  $  3.33-$13.00      $7.30
Options Granted......................   363,000  $  3.75- $4.31      $4.31
Options Expired......................   (44,375) $  4.31-$11.25      $7.20
                                      ---------
Options Outstanding, January 31, 2002 1,653,075  $  3.33-$13.00      $6.64
                                      ---------
Options Exercisable, January 31, 2002 1,503,033  $  3.33-$13.00      $6.74
                                      ---------
Options Exercisable, January 31, 2001 1,198,450  $  3.33-$13.00      $7.40
                                      =========

                                ASTRO-MED, INC.

   Set forth below is a summary of options outstanding at January 31, 2002:

                        Outstanding                                Exercisable
----------------------------------------------------------- --------------------------
   Range of               Weighted Average    Remaining               Weighted Average
Exercise prices  Options   Exercise Price  Contractual Life  Options   Exercise Price
--------------- --------- ---------------- ---------------- --------- ----------------
 $3.33-$5.00      598,125      $ 4.51           9 yrs.        556,210      $ 4.53
 $5.50-$8.25      725,450      $ 7.15           7 yrs.        631,448      $ 7.37
 $8.31-$8.50      207,500      $ 8.40           5 yrs.        207,500      $ 8.40
$9.25-$13.00      122,000      $11.10           2 yrs.        107,875      $11.21

                ---------                                   ---------
                1,653,075      $ 6.64                       1,503,033      $ 6.74

   At January 31, 2002, options covering 572,300 shares under the incentive plans, 600,000 shares under the non-qualified plan and 9,000 shares under the Non-Employee Director Stock Option Plan were available for future grant.

   As permitted by SFAS No. 123, "Accounting for Stock-Based Compensation," the Company accounts for its stock-based compensation in accordance with Accounting Principles Board (APB) Opinion No. 25 "Accounting for Stock Issued to Employees". Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates consistent with the method set forth under SFAS No. 123, the Company's net income and net income per share would have been reduced to the pro forma amounts indicated below:

                                           Years Ended January 31
                                       ------------------------------
                                         2002       2001       2000
                                       ---------  ---------  --------
           Net Income (Loss)
            As reported............... $(233,101) $ 302,489  $936,643
            Pro forma................. $(605,180) $(659,956) $599,322
           Net Income (Loss) per share
            As reported............... $   (0.05) $    0.07  $   0.21
            Pro forma, Basic.......... $   (0.14) $   (0.15) $   0.14
            Pro forma, Diluted........ $   (0.14) $   (0.15) $   0.13

   The fair value of each option granted was estimated on the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions: The weighted average grant date fair value of options granted during fiscal 2002, 2001 and 2000 was $1.11, $2.22, and $1.60, respectively.

                                          Years Ended January 31,
                                          ----------------------
                                           2002      2001   2000
                                          ----      ----   ----
                  Risk-free interest rate  4.1%      6.3%   5.5%
                  Expected life (years)..    5         5      5
                  Expected volatility.... 36.0%     36.0%  35.5%
                  Expected dividend yield  4.0%      2.9%   2.8%

                                ASTRO-MED, INC.

   Employee Stock Purchase Plan: The Company has an Employee Stock Purchase Plan allowing eligible employees to purchase shares of common stock at a 10% discount from fair market value on the date of purchase. A total of 180,000 shares were initially reserved for issuance under the Plan. Summarized Plan activity is as follows:

                                          Years Ended January 31,
                                          ----------------------
                                           2002    2001    2000
                                          ------  ------  ------
               Shares Reserved, Beginning 91,675  94,920  98,426
               Shares Purchased.......... (4,247) (3,245) (3,506)
                                          ------  ------  ------
               Shares Reserved, Ending... 87,428  91,675  94,920
                                          ======  ======  ======

   Employee Stock Ownership Plan: The Company has an Employee Stock Ownership Plan providing retirement benefits to all eligible employees. Annual contributions in amounts determined by the Company's Board of Directors are invested by the Plan's Trustees in shares of common stock of the Company. Contributions may be in cash or stock. The Company's contributions paid or accrued amounted to $130,000 in both fiscal 2001 and 2000.No amounts were owed or accrued in fiscal 2002.

Note 6--Income Taxes

   The components of domestic and foreign income (loss) before the provision (benefit) for income taxes are as follows:

                                 Years Ended January 31,
                             -------------------------------
                               2002       2001       2000
                             ---------  --------  ----------
                   Domestic. $(457,950) $ (6,989) $1,021,075
                   Foreign..   166,143   409,478     227,782
                             ---------  --------  ----------
                      Total. $(291,807) $402,489  $1,248,857
                             =========  ========  ==========

   The components of the provision (benefit) for income taxes were as follows:

                                  Years Ended January 31,
                              -------------------------------
                                2002       2001       2000
                              ---------  ---------  ---------
                  Current:
                     Federal. $  38,689  $ 194,810  $ 387,820
                     State...    11,300     (6,600)    53,842
                     Foreign.    51,999     94,200     57,000
                              ---------  ---------  ---------
                                101,988    282,410    498,662
                              ---------  ---------  ---------
                  Deferred:
                     Federal.  (143,018)  (160,598)  (164,143)
                     State...   (17,676)   (21,812)   (22,305)
                              ---------  ---------  ---------
                               (160,694)  (182,410)  (186,448)
                              ---------  ---------  ---------
                              $ (58,706) $ 100,000  $ 312,214
                              =========  =========  =========

                                ASTRO-MED, INC.

   The provision (benefit) for income taxes differs from the amount computed by applying the statutory federal income tax rate (34%) to income before income taxes, due to the following:

                                                    Years Ended January 31,
                                                 -----------------------------
                                                   2002      2001      2000
                                                 --------  --------  ---------
Income Tax Provision (Benefit) at Statutory Rate $(99,215) $136,846  $ 424,611
State Taxes, Net of Federal Income Tax Benefits.  (13,879)  (18,763)    57,697
Nontaxable Interest Income......................  (14,654)  (17,625)   (19,219)
Amortization of Intangibles.....................   12,342    12,342    (24,663)
Utilization of Net Operating Loss Carryforward..       --        --    (92,048)
Research and Development Tax Credits............       --        --   (133,000)
Other, Net......................................   56,700   (12,800)    98,836
                                                 --------  --------  ---------
                                                 $(58,706) $100,000  $ 312,214
                                                 ========  ========  =========

   The tax effects of temporary differences and carryforwards which gave rise to significant portions of deferred tax assets and liabilities in the accompanying consolidated balance sheets were as follows:

                                                                      January 31,
                                                                ----------------------
                                                                   2002        2001
                                                                ----------  ----------
Deferred Tax Assets:
   Reserves and Accruals Not Yet Deducted for Tax Purposes..... $1,332,827  $1,319,618
   Unrealized Foreign Currency Losses..........................     65,946      66,950
   Net Operating Loss Carryforwards............................    105,000      94,485
   Other.......................................................    427,647     398,448
   Valuation Allowance.........................................   (105,000)    (94,485)
                                                                ----------  ----------
                                                                 1,826,420   1,785,016
Deferred Tax Liabilities:
   Accumulated Tax Depreciation in Excess of Book Depreciation.    610,157     580,915
   Other.......................................................    266,710     415,242
                                                                ----------  ----------
                                                                   876,867     996,157
                                                                ----------  ----------
Net Deferred Tax Assets........................................ $  949,553  $  788,859
                                                                ==========  ==========

   At January 31, 2002, the valuation allowance relates to the Company's wholly owned subsidiaries, Astro-Med GMBH and Astro-Med SRL, net operating loss carryforward (NOLs) of approximately $105,000 which can be carryforward indefinitely. The future tax benefits of these NOLs are uncertain because it is limited to future annual taxable income of the subsidiary.

Note 7--Leases

   There are both capital and operating lease commitments for the Company's facilities and certain machinery and equipment. Following is an analysis of assets which are under capital leases.

                                                  January 31,
                                               -----------------
                                                 2002     2001
                                               -------- --------
                Machinery and Equipment....... $176,020 $176,020
                Less: Accumulated Amortization  146,681   88,008
                                               -------- --------
                                               $ 29,339 $ 88,012
                                               ======== ========

                                ASTRO-MED, INC.

   Minimum lease payments under noncancellable leases at January 31, 2002 were as follows:

                                                     Capital  Operating
         Year Ending January 31,                      Lease    Leases
         -----------------------                     -------  ---------
         2003....................................... $25,296  $293,526
         2004.......................................      --   163,623
         2005.......................................      --    60,111
         2006.......................................      --    33,492
         2007 and Thereafter........................      --    80,128
                                                     -------  --------
         Net Minimum Lease Payments.................  25,296  $630,880
                                                              --------
         Less Amount Representing Interest..........    (541)
                                                     -------
         Current Value of Net Minimum Lease Payments $24,755
                                                     =======

   The Company incurred rent expense in the amount of $349,940, $381,560 and $315,200 for the fiscal years 2002, 2001 and 2000, respectively.

Note 8--Nature of Operations, Segment Reporting and Geographical Information

   The Company's operations consist of the design, development, manufacture and sale of specialty data recorder and acquisition systems, label printing and applicator systems, neurophysiological instrumentation systems, and consumable printer supplies. The Company organizes and manages its business as a portfolio of products and services designed around a common theme of data acquisition and information output. The Company's operations have historically been aggreagated into a single reporting segment based on certain similarities in the nature and characteristics of the products and services and the lack of the availiability of the financial information at the product group level. The Company has evolved to the point where it can now place additional emphasis on the finanical information generated at the product group level, consequently, the Company will report three reporting segments consistent with its sales product groups Test & Measurement (T&M); QuickLabel Systems (QLS) and Grass-Telefactor (G-T). As a result, the Company has restated the prior years segment data to present all periods on a comparable basis.

   T&M produces data recording equipment used worldwide for a variety of recording, monitoring and troubleshooting applications for the aerospace, automotive, metal mill, power and telecommunications industries. QLS produces an array of high-technology digital label printers, automatic labelers, print and apply systems, labeling software and consumables for a variety of commerical industries worldwide. Grass-Telefactor produces a range of instrumentation equipment and supplies for clinical neurophysiology (EEG and epilepsy monitoring), polysomnography (PSG - Sleep Monitoring) and biomedical research applications used worldwide by universities, medical centers and companies engaged in a variety of clinical and research activities. The accounting policies of the reporting segments are the same as those described in the summary of significant accounting policies within the notes to the consolidated financial statements. The Company evaluates segment performance based on the segment profit before corporate and financial administration expenses.

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

                                ASTRO-MED, INC.

   The following tables summarize selected financial information by segment:

                                           Sales          Segment Operating Profit Operating Profit %
(in thousands)                    ----------------------- ------------------------ -----------------
                                   2002    2001    2000    2002     2001    2000   2002   2001  2000
                                  ------- ------- ------- ------   ------  ------  ----   ----  ----
T&M.............................. $12,057 $13,905 $14,829 $  675   $1,639  $2,006  5.6%   11.8% 13.5%
QLS..............................  20,928  19,891  17,914    863    1,295     688  4.1%    6.5%  3.8%
Grass-Telefactor.................  16,406  17,892  13,400    817      535   1,350  5.0%    3.0% 10.1%
                                  ------- ------- ------- ------   ------  ------  ---    ----  ----
Total............................ $49,391 $51,688 $46,143  2,355    3,469   4,044  4.8%    6.7%  8.8%
                                  ======= ======= ======= ======   ======  ======  ===    ====  ====
Corporate Expenses...............                          3,083    3,388   3,253
                                                          ------   ------  ------
Operating Income (Loss)..........                           (728)      81     791
Other Income (Expenses)..........                            436      321     458
                                                          ------   ------  ------
Income (Loss) Before Income Taxes                           (292)     402   1,249
Income Taxes Expense (Benefit)...                            (59)     100     312
                                                          ------   ------  ------
Net Income (Loss)................                         $ (233)  $  302  $  937
                                                          ======   ======  ======

   Presented below is selected information by segment:

                              Amortization and
                                Depreciation     Capital Expenditures
           (in thousands)   -------------------- --------------------
                             2002   2001   2000   2002   2001   2000
                            ------ ------ ------ ----   ------  ----
           T&M............. $  490 $  514 $  453 $303   $  321  $164
           QLS.............    572    810    582  325      455   558
           Grass-Telefactor    580    451    321  283      428   253
                            ------ ------ ------  ----  ------  ----
           Total........... $1,642 $1,775 $1,356 $911   $1,204  $975
                            ====== ====== ======  ====  ======  ====

   Presented below is selected assets by segment:

                                             Assets
                    (in thousands)   -----------------------
                                      2002    2001    2000
                                     ------- ------- -------
                    T&M............. $ 7,568 $ 8,220 $ 6,934
                    QLS.............  12,891  13,546  14,157
                    Grass-Telefactor   9,861  10,625  10,498
                    Corporate*......   8,084   8,668  13,796
                                     ------- ------- -------
                    Total........... $38,404 $41,059 $45,385
                                     ======= ======= =======

* Corporate assets consist primarily of cash, investments and income tax accounts.

                                ASTRO-MED, INC.

   Presented below is selected financial information by geographic area:

                                      Sales             Long-Lived Assets
   (in thousands)            ----------------------- -----------------------
                              2002    2001    2000    2002    2001    2000
                             ------- ------- ------- ------- ------- -------
   United States............ $35,657 $37,893 $33,866 $ 9,645 $10,106 $10,906
   Europe...................   7,588   7,994   7,054     558     582     468
   Asia.....................   2,141   1,532   1,296      --      --      --
   Canada...................   1,853   2,096   1,976      87      65       7
   Central and South America   1,559   1,337   1,216      --      --      --
   Other....................     593     836     735      --      --      --
                             ------- ------- ------- ------- ------- -------
   Total.................... $49,391 $51,688 $46,143 $10,290 $10,753 $11,381
                             ======= ======= ======= ======= ======= =======

   No single customer accounted for 10% of net sales in fiscal 2002, 2001, or 2000.

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

   All contributions are deposited into trust funds. It is the policy of the Company to fund any contributions accrued. The Company's annual contribution amounts are determined by the Board of Directors. The Company's contributions paid or accrued amounted to $165,000 in 2002 and $230,000 in both 2001 and 2000, respectively.

Note 10--Acquisitions

   Effective December 1, 1999, the Company acquired the assets and business of Telefactor Corporation (Telefactor), a privately held corporation, for an aggregate purchase price of approximately $3.7 million in cash, including transaction fees. The acquisition was accounted for as a purchase under APB Opinion No. 16, Business Combinations. At the time of closing, $225,000 was established in an escrow account that was designated to be used to settle any post-closing purchase price adjustments. In the first quarter of fiscal 2001, the Company received $225,000 from the escrow. The purchase and sales agreement contains a clause which will require the Company to pay additional purchase price of up to $3,000,000 if certain sales levels are achieved. The earnout provision is effective over a period of 72 months. At January 31, 2002, no additional consideration is owed to the sellers. The purchase price allocation was completed during fiscal 2001 and it resulted in a final goodwill amount of $1,776,000. Goodwill resulting from the Telefactor acquisition is being amortized over 15 years. However, see Long-Lived Assets under Note 1 Summary of Significant Accounting policies with respect to the required changes in the accounting for goodwill.

                                ASTRO-MED, INC.

          SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                                    Balance at Provision                         Balance
                                    Beginning  Charged to                        at End
            Description              of Year   Operations Deductions(2) Other(3) of Year
            -----------             ---------- ---------- ------------- -------- --------
Allowance for Doubtful Accounts(1):
   Year Ended January 31,
       2002........................  $467,882   $ 30,000    $145,440         --  $352,442
       2001........................  $405,783   $193,341    $131,242         --  $467,882
       2000........................  $212,337   $167,234    $ 42,414    $68,626  $405,783

--------
(1) The allowance for doubtful accounts has been netted against accounts receivable as of the respective balance sheet dates.
(2) Uncollectible accounts written off, net of recoveries.
(3) Reserve addition from the acquisition of Telefactor.

36