Form 10-Q
period 2002-05-04
ASTRO MED INC /NEW/
filed 2002-06-06
CIK 8146

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
--
     ACT OF 1934

For the quarterly period ended                       May 4, 2002
                               -------------------------------------------------

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

                            ________________________


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X . No ___ .
                                              ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Common Stock, $.05 Par Value - 4,268,143 shares
          (excluding treasury shares) as of June 3, 2002

                                 ASTRO-MED, INC.
                                      INDEX

                                                                       Page No.
                                                                       --------
Part I.  Financial Information:

  Consolidated Balance Sheets -
    May 4, 2002 and January 31, 2002.................................     3

  Consolidated Statements of Income -
    Three-Months Ended May 4, 2002 and May 5, 2001...................     4

  Consolidated Statements of Cash Flows -
    Three-Months Ended May 4, 2002 and May 5, 2001...................     5

  Notes to Consolidated Financial Statements -
    May 4, 2002......................................................    6-8

  Management's Discussion and Analysis of Financial
    Condition and Results of Operations..............................    9-11

  Item 3. Quantitative and Qualitative Disclosures
           about Market Risk.........................................     12

Part II.  Other Information..........................................     12

Part I.  FINANCIAL INFORMATION

                                 ASTRO-MED, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                         May 4,             January 31,
                     ASSETS                               2002                 2002
                                                          ----                 ----
                                                      (Unaudited)
CURRENT ASSETS
  Cash and Cash Equivalents ...................      $  2,725,927          $  2,569,721
  Securities Available for Sale ...............         3,213,554             3,340,874
  Accounts Receivable, Net ....................         8,092,248             9,173,568
  Inventories .................................         9,714,762            10,243,182
  Prepaid Expenses and Other Current Assets....         2,541,277             2,229,660
                                                     ------------          ------------
       Total Current Assets ...................        26,287,768            27,557,005

PROPERTY, PLANT AND EQUIPMENT                          23,777,669            23,458,303
  Less Accumulated Depreciation ...............       (15,907,293)          (15,478,613)
                                                     ------------          ------------
                                                        7,870,376             7,979,690
OTHER ASSETS
  Goodwill ....................................         2,310,798             2,310,798
  Amounts Due from Officers ...................           480,314               480,314
  Other .......................................           100,719                76,422
                                                     ------------          ------------
                                                        2,891,831             2,867,534
                                                     ------------          ------------
                                                     $ 37,049,975          $ 38,404,229
                                                     ============          ============

    LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts Payable ............................      $  2,703,750          $  3,325,133
  Accrued Compensation ........................         1,251,068             1,114,490
  Accrued Expenses ............................         1,471,301             1,637,826
  Current Maturities of Long-Term Debt ........            12,559                24,755
                                                     ------------          ------------
       Total Current Liabilities ..............         5,438,678             6,102,204

DEFERRED INCOME TAXES .........................           949,602               876,867


SHAREHOLDERS' EQUITY
  Preferred Stock, $10 Par Value,
    Authorized 100,000 Shares, None Issued ....                 -                     -
  Common Stock, $.05 Par Value, Authorized
    13,000,000 Shares, Issued, 5,165,798 and
    5,165,027 Shares, respectively ............           258,290               258,251
  Additional Paid-In Capital ..................         5,639,234             5,636,570
  Retained Earnings ...........................        30,950,745            31,753,694
  Treasury Stock, at Cost (897,895 Shares) ....        (5,860,609)           (5,860,609)
  Accumulated Other Comprehensive Loss ........          (325,965)             (362,748)
                                                     ------------          ------------
                                                       30,661,695            31,425,158
                                                     ------------          ------------
                                                     $ 37,049,975          $ 38,404,229
                                                     ============          ============

                                 ASTRO-MED, INC.
                        CONSOLIDATED STATEMENTS OF INCOME

                                                             Three-Months Ended
                                                             ------------------
                                                        May 4,                 May 5,
                                                         2002                   2001
                                                         ----                   ----
                                                                 (Unaudited)
Net Sales .......................................     $11,377,002           $12,435,979
Cost of Sales ...................................       7,568,577             7,383,886
                                                      -----------           -----------
Gross Profit ....................................       3,808,425             5,052,093

Costs and Expenses:
  Selling, General and Administrative ...........       3,740,254             4,127,067
  Research and Development ......................       1,008,194               908,533
                                                      -----------           -----------
                                                        4,748,448             5,035,600
                                                      -----------           -----------

Operating Income (Loss) .........................        (940,023)               16,493

Other Income (Expense):
  Investment Income .............................          48,599                85,128
  Interest Expense ..............................            (461)               (1,289)
  Other, Net ....................................          85,630                86,763
                                                      -----------           -----------
                                                          133,768               170,602
                                                      -----------           -----------

Income (Loss) Before Income Taxes ...............        (806,255)              187,095
Income Taxes (Benefit) Expense ..................        (174,000)               37,420
                                                      -----------           -----------

Net Income (Loss) ...............................     $  (632,255)          $   149,675
                                                      ===========           ===========

Income(Loss)Per Common Share

   - Basic and Diluted ..........................          ($0.15)          $      0.04
                                                      ===========           ===========

Weighted Average Number of Common and Common
  Equivalent Shares Outstanding-Basic ...........       4,267,425             4,241,211
                                                      ===========           ===========
Weighted Average Number of Common and Common
  Equivalent Shares Outstanding-Diluted .........       4,267,425             4,245,088
                                                      ===========           ===========

Dividends Declared Per Common Share .............     $      0.04           $      0.04
                                                      ===========           ===========

                                 ASTRO-MED, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                               Three-Months Ended
                                                               ------------------
                                                            May 4,               May 5,
                                                             2002                 2001
                                                             ----                 ----
                                                                    (Unaudited)
Cash Flows from Operating Activities:
    Net Income (Loss) .............................      $  (632,255)         $   149,675
Adjustments to Reconcile Net Income (Loss) to
  Net Cash Provided by Operating
       Activities:
     Depreciation and Amortization ................          334,950              328,505
     Deferred Income Taxes ........................           72,735              (56,353)
     Changes in Assets and Liabilities:
        Accounts Receivable .......................        1,081,320            1,595,701
        Inventories ...............................          452,909             (692,708)
        Other .....................................         (259,060)              42,657
        Accounts Payable and Accrued Expenses .....         (651,330)          (1,134,057)
        Income Taxes Payable ......................                -               60,311
                                                         -----------          -----------
          Total Adjustments .......................        1,031,524              144,056

    Net Cash Provided by Operating Activities .....          399,269              293,731

Cash Flows from Investing Activities:
    Proceeds from Sales/Maturities of Securities
      Available for Sale ..........................           87,249            1,046,612
    Additions to Property, Plant and Equipment ....         (150,125)            (356,546)
                                                         -----------          -----------
      Net Cash Provided (Used) by
        Investing Activities ......................          (62,876)             690,066

Cash Flows from Financing Activities:
    Principal Payments on Capital Leases ..........          (12,196)             (11,360)
    Proceeds from Common Shares Issued
      Under Employee Benefit Plans ................            2,703                4,266
    Dividends Paid ................................         (170,694)            (169,208)
                                                         -----------          -----------
      Net Cash Used by Financing Activities .......         (180,187)            (176,302)

Net Increase in Cash and Cash Equivalents .........          156,206              807,495
Cash and Cash Equivalents, Beginning of Period ....        2,569,721              806,069
                                                         -----------          -----------

Cash and Cash Equivalents, End of Period ..........      $ 2,725,927          $ 1,613,564
                                                         ===========          ===========

Supplemental Disclosures of Cash Flow
    Information:

      Cash Paid During the Period for:
        Interest ..................................      $       461          $     1,289
        Income Taxes ..............................      $         -          $    20,900

                                 ASTRO-MED, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   May 4, 2002

Note 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     (a) The accompanying financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments which, in the opinion of management, are necessary for a fair statement of the results of the interim periods presented. These financial statements do not include all disclosures associated with annual financial statements and, accordingly, should be read in conjunction with footnotes contained in the Company's annual report on Form 10-K for the year ended January 31, 2002. Certain reclassifications have been made to conform to the current period reporting format.

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

                                                        Three-Months Ended
                                                        ------------------
                                                     May 4,            May 5,
                                                      2002              2001
                                                      ----              ----
Weighted Average Common Shares
      Outstanding - Basic .....................    4,267,425         4,241,211

Diluted Effect of Options Outstanding .........            -             3,877

Weighted Average Common Shares Outstanding
                                                   ---------         ---------
      - Diluted ...............................    4,267,425         4,245,088
                                                   =========         =========

     For the three-months ended May 4, 2002 and May 5, 2001, the diluted per share amounts do not reflect options outstanding of 2,078,575 and 1,668,075 respectively, because their effect is anti-dilutive.

     (c) Derivative Instruments and Hedging: On February 1, 2001, the Company adopted Statement of Financial Accounting Standard (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS No. 133, and as amended in June 2000 by SFAS No. 138 Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment to SFAS No. 133 (combined SFAS No. 133). The statement requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The adoption of this statement did not have a material impact on the Company's results of operations or financial position.

                                 ASTRO-MED, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

     (d) Revenue Recognition: The majority of the Company's product sales are recorded at the time of shipment and when persuasive evidence of an arrangement exists, the seller's price to the buyer is fixed or determinable and collectibility is reasonably assured. Provisions are made at the time the related revenue is recognized for the cost of any installation obligations. When other significant obligations remain after products are delivered, revenue is recognized only after such obligations are fulfilled.

     (e) Long-Lived Assets: The Company adopted SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets, as of February 1, 2002. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Management is currently in the process of conducting the first step of the impairment reviews of its goodwill and expects to complete the assessments no later than the second quarter of fiscal year 2003, in accordance with provisions of the standard. If it is determined that any goodwill is impaired during this initial process, management will immediately begin the process to determine the impairment loss before the end of this fiscal year in accordance with provisions of the standard. Also, under SFAS No. 142, amortization of goodwill to earnings is discontinued and the carrying value of goodwill will be evaluated for impairment on at least an annual basis. The impact of discontinuing the amortization of goodwill on the first quarter of last year would have resulted in net income increasing by $31,000 and no change to the income per share amount.

     The Company adopted SFAS No. 143, Accounting for Asset Retirement Obligations as of February 1, 2002. SFAS No. 143 requires the fair value of a liability for an asset retirement obligation to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The adoption of this Statement by the Company did not have an impact on its financial statements.

     The Company adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of Accounting Principles Board (APB) No. 30 as of February 1, 2002. SFAS No. 144 addresses the financial accounting and reporting for the impairment or disposal of long-lived assets The adoption of this Statement by the Company did not have an impact on its financial statements.

                                 ASTRO-MED, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 2 - COMPREHENSIVE INCOME

     The Company's total comprehensive income (loss) is as follows.

                                                                      Three-Months Ended
                                                                      ------------------
                                                                   May 4,             May 5,
Comprehensive Income (Loss):                                        2002               2001
                                                                    ----               ----
    Net Income (Loss) ......................................     $(632,255)         $ 149,675
                                                                 ---------          ---------
    Other Comprehensive Income (Loss):
          Foreign currency translation adjustments,
                net of tax .................................        76,855            (71,390)
          Unrealized gain on securities:
             Unrealized holding gain (loss)
                arising during the period, net
                of tax .....................................       (40,072)            22,498
                Reclassification adjustment for gain
                included in net income, net of tax .........             -                625
                                                                 ---------          ---------
    Other Comprehensive Income (Loss) ......................        36,783            (48,267)

                                                                 ---------          ---------
    Comprehensive Income (Loss) ............................     $(595,472)         $ 101,408
                                                                 =========          =========


Note 3 - INVENTORIES

     Inventories are stated at the lower of cost (first-in, first-out) or market and include material, labor and manufacturing overhead. The components of inventories were as follows:

                                     May 4,         January 31,
                                      2002                2002
                                      ----                ----
Materials and Supplies ......  $ 5,378,201         $ 5,850,797
Work-In-Process .............    1,097,090             961,279
Finished Goods ..............    3,239,471           3,431,106
                               -----------         -----------
                               $ 9,714,762         $10,243,182
                               ===========         ===========

                                 ASTRO-MED, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Results of Operations:
---------------------

Three-Months Ending May 4, 2002 vs. Three-Months Ending May 5, 2001

     Sales in the first quarter were $11,377,000, a 9% decrease from the prior year's first quarter sales of $12,436,000. Notwithstanding the lower shipments in the quarter, new orders reached $12.7 million which represents a 2% increase over last year and an 8% improvement over the fourth quarter new order rate. As a consequence the Company will carry an unusually large backlog into the future. Domestic sales were $8,422,000, down 7% from $9,041,000 for the first quarter of the prior fiscal year. Sales through the Company's international channels were $2,955,000, down 13% over previous year's first quarter sales of $3,395,000.

     Gross profit dollars were $3,808,000, which generated a margin yield of 33.5% for the quarter as compared to a margin yield last year of 40.6%. Factors contributing to this quarter's results include lower sales, a change in sales mix and unabsorbed manufacturing overhead variances.

     Operating expenses in the quarter were $4,748,000. Selling and general administrative spending declined 9% from last year to $3,740,000. Spending reductions in personnel, advertising, travel, commissions and the elimination of goodwill amortization account for the decrease.

     Research and development funding rose 11% from the prior year to $1,008,000. This increase can be attributed to personnel costs.

     The Company's operations have historically been aggregated into a single reporting segment based on certain similarities in the nature and characteristics of the products and services and the lack of the availability of the financial information at the product group level. The Company has evolved to the point where it can now place additional emphasis on the financial information generated at the product group level. Consequently, the Company will report three reporting segments consistent with its sales product groups: Test & Measurement (T&M); QuickLabel Systems (QLS) and Grass-Telefactor (G-T). As a result, the Company has restated the prior years segment data to present all periods on a comparable basis. The Company evaluates segment performance based on the segment profit (loss) before corporate and financial administration expenses.

                                 ASTRO-MED, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Results of Operations (continued):
---------------------------------

     Three-Months Ending May 4, 2002 vs. Three-Months Ending May 5, 2001

     Summarized below are the sales and segment operating profit (loss) for each reporting segment:

                                                                                                Segment
                                                         Sales                             Operating Profit
                                                         -----                             ----------------

                                              May 4,              May 5,               May 4,             May 5,
                                               2002                2001                 2002               2001
                                               ----                ----                 ----               ----
T&M                                     $ 2,685,000         $ 3,018,000          $ (75,000)          $ 101,000
QLS                                       5,258,000           4,894,000            (31,000)            257,000
G-T                                       3,434,000           4,524,000           (147,000)            410,000
                                        -----------         -----------          ---------           ---------
Total                                   $11,377,000         $12,436,000           (253,000)            768,000
                                        ===========         ===========
Corporate Expenses                                                                 687,000             752,000
                                                                                 ---------           ---------
Operating Income (Loss)                                                           (940,000)             16,000
Other Income (Expenses)                                                            134,000             171,000
                                                                                 ---------           ---------
Income Before Income Taxes                                                        (806,000)            187,000
Income Taxes Expense (Benefit)                                                    (174,000)             37,000
                                                                                 ---------           ---------
Net Income (Loss)                                                                $(632,000)          $ 150,000
                                                                                 =========           =========

     T&M's product sales were $2,685,000, down 11% from the $3,018,000 of the previous year. This decrease is attributed to declining Everest sales resulting from the shift in defense spending from testing and research to the fight against terrorism. T&M's segment profit (loss) margin declined to (2.8%) in the quarter from 3.3% in the previous year. The decline in T&M's margin is attributed to the lower sales volume.

     QLS's sales increased to $5,258,000, a 7% increase over the $4,894,000 of sales reported in the first quarter of the previous year. This increase is attributed to the growth in printer and media sales. QLS's first quarter segment profit (loss) margin declined to (0.6%) down from 5.3% in the previous year. The decline in margin is attributed to the change in sales mix within the group.

     G-T sales in the quarter were $3,434,000, down 24% from $4,524,000 reported in the first quarter of the previous year. The lower sales is traceable primarily to continued delays in capital appropriations by hospitals in our clinical markets, as well as lower spending levels on supplies by research customers of biomedical applications. The G-T segment operating profit (loss) margin declined to (4.3%) in the first quarter from 9.1% in the previous year. The decline in margin is attributed to the lower sales volume.

                                 ASTRO-MED, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Financial Condition:
-------------------

     The Company's Statements of Cash Flows for the three-months ending May 4, 2002 and May 5, 2001 are included on page 5. Net cash flow provided by operating activities for the current quarter were $399,000 versus $294,000 in the first quarter of the previous year.

     Cash and securities available for sale at the end of the first quarter totaled $5,939,000, up slightly from $5,911,000 at year-end.

     The accounts receivable collection cycle improved by six days decreasing to 56 days sales outstanding at the end of the quarter as compared to the 62 days outstanding at year-end.

     Inventory declined to $9,715,000 from the year-end level as the Company curtailed purchases early in the first quarter. As a result, inventory turns improved to 2.4 times from 2.3 times at year-end.

     Capital expenditures were $150,000 in the quarter ended May 4, 2002 as the Company purchased machinery and equipment, information technology hardware and software and tools and dies.

     The Company paid cash dividends in the quarter of $171,000 or $0.04 per common share.

Critical Accounting Policies, Commitments and Certain Other Matters:
-------------------------------------------------------------------

     In the Company's Form 10-K for the year ended January 31, 2002, the Company's most critical accounting policies and estimates upon which our financial status depends were identified as those relating to revenue recognition, warranty claims, bad debt, customer returns, inventories and long-lived assets. We considered the disclosure requirements of Financial Release ("FR") 60 ("FR-60") regarding critical accounting policies and FR-61 regarding liquidity and capital resources, certain trading activities and related party/certain other disclosures, and concluded that nothing materially changed during the quarter that would warrant further disclosure under these releases.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
        ----------------------------------------------------------
Astro-Med, Inc.'s exposure to market risk has not changed materially from its exposure at January 31, 2002 as set forth in Item 7A in Astro-Med, Inc.'s Form 10K for the fiscal year ended January 31, 2002.

PART II.  OTHER INFORMATION

Item 4. Results of Votes of Security Holders

     An Annual Meeting of Shareholders of the registrant was held May 14, 2002.

     In an uncontested election, nominees for directors were elected by the following votes:

     Name of Nominee                Votes                   Votes
      for Director                   For                   Withheld
     ---------------                 ---                   --------
     Albert W. Ondis              4,133,027                 20,426
     Everett V. Pizzuti           4,133,227                 20,226
     Jacques V. Hopkins           4,136,978                 16,475
     Hermann Viets                4,137,978                 15,475
     Graeme MacLetchie            4,138,152                 15,301

Item 6. Exhibits and Reports on Form 8-K

(a)     Exhibits:

        None.

(b)     Reports on Form 8-K:

        None.


SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         ASTRO-MED, INC.
                                         (Registrant)


Date:  June 7, 2002             By /s/  A. W. Ondis, Chairman
                                   ----------------------------------
                                        A. W. Ondis, Chairman
                                       (Principal Executive Officer)


Date:  June 7, 2002             By /s/  Joseph P. O'Connell
                                   ----------------------------------
                                        Joseph P. O'Connell, Vice
                                        President and Treasurer
                                       (Principal Financial Officer)