Form 10-Q
period 2002-08-03
ASTRO MED INC /NEW/
filed 2002-08-28
CIK 8146

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
--
   EXCHANGE ACT OF 1934
For the quarterly period ended             August 03, 2002
                               -------------------------------------------------

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

                 Common Stock, $.05 Par Value - 4,268,577 shares
                (excluding treasury shares) as of August 23, 2002

                                 ASTRO-MED, INC.
                                      INDEX

                                                                        Page No.
                                                                        --------

Part I.  Financial Information:

  Consolidated Balance Sheets -
    August 3, 2002 and January 31, 2002 ..............................  3

  Consolidated Statements of Operations -
    Three-Months Ended August 3, 2002 and August 4, 2001 .............  4

  Consolidated Statements of Operations -
    Six-Months Ended August 3, 2002 and August 4, 2001 ...............  5

  Consolidated Statements of Cash Flows -
    Six-Months Ended August 3, 2002 and August 4, 2001 ...............  6

  Notes to Consolidated Financial Statements -
   August 3, 2002 ....................................................  7-10

  Management's Discussion and Analysis of Financial
    Condition and Results of Operations ..............................  11-14

Part II.  Other Information ..........................................  15

Part I.  FINANCIAL INFORMATION

                                 ASTRO-MED, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                      August 3,     January 31,
                     ASSETS                             2002          2002
                                                        ----          ----
                                                     (Unaudited)

CURRENT ASSETS

  Cash and Cash Equivalents ........................ $ 3,562,561  $ 2,569,721
  Securities Available for Sale ....................   3,133,664    3,340,874
  Accounts Receivable, Net .........................   8,349,502    9,173,568
  Inventories, Net .................................   9,130,704   10,243,182
  Prepaid Expenses and Other Current Assets ........   2,450,873    2,229,660
                                                     -----------  -----------
       Total Current Assets ........................  26,627,304   27,557,005

PROPERTY, PLANT AND EQUIPMENT ......................  23,965,465   23,458,303
  Less Accumulated Depreciation .................... (16,258,667) (15,478,613)
                                                     -----------  -----------
                                                       7,706,798    7,979,690
OTHER ASSETS
  Goodwill .........................................   2,310,798    2,310,798
  Amounts Due from Officers ........................     480,314      480,314
  Other ............................................      92,915       76,422
                                                     -----------  -----------
                                                     $37,218,129  $38,404,229
                                                     ===========  ===========
    LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts Payable ................................. $ 2,375,356  $ 3,325,133
  Accrued Compensation .............................   1,384,629    1,114,490
  Accrued Expenses .................................   1,697,218    1,637,826
  Current Maturities of Long-Term Debt .............       2,096       24,755
                                                     -----------  -----------
       Total Current Liabilities ...................   5,459,299    6,102,204

DEFERRED INCOME TAXES ..............................   1,029,166      876,867

SHAREHOLDERS' EQUITY
  Preferred Stock, $10 Par Value,
    Authorized 100,000 Shares, None Issued .........           -            -
  Common Stock, $.05 Par Value, Authorized
    13,000,000 Shares, Issued, 5,166,472
    5,165,027 Shares, respectively .................     258,324      258,251
  Additional Paid-In Capital .......................   5,641,519    5,636,570
  Retained Earnings ................................  30,935,742   31,753,694
  Treasury Stock, at Cost (897,895 Shares) .........  (5,860,609)  (5,860,609)
  Accumulated Other Comprehensive Loss .............    (245,312)    (362,748)
                                                     -----------  -----------
                                                     $37,218,129  $38,404,229
                                                     ===========  ===========

                                 ASTRO-MED, INC.
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                         Three-Months Ended
                                                     ------------------------
                                                      August 3,    August 4,
                                                         2002         2001
                                                     -----------  -----------

Net Sales ........................................   $12,922,466  $12,131,706
Cost of Sales ....................................     8,067,771    7,365,737
                                                     -----------  -----------
Gross Profit .....................................     4,854,695    4,765,969

Costs and Expenses:
  Selling, General and Administrative ............     3,863,849    4,156,183
  Research and Development .......................       950,009      928,920
                                                     -----------  -----------
                                                       4,813,858    5,085,103
                                                     -----------  -----------

Operating Income(Loss)                                    40,837     (319,134)

Other Income (Expense):
  Investment Income ..............................        49,666       79,858
  Interest Expense ...............................          (130)      (1,471)
  Other, Net .....................................       108,336       (1,825)
                                                     -----------  -----------
                                                         157,872       76,562
                                                     -----------  -----------

Income (Loss) before Income Taxes ................       198,709     (242,572)
(Provision) Benefit for Income Taxes .............       (42,567)      48,514
                                                     -----------  -----------

Net Income (Loss) ................................    $  156,142  $  (194,058)
                                                     ===========  ===========

Net Income (Loss) Per Common
   Share-basic and diluted .......................    $     0.04  $     (0.05)
                                                     ===========  ===========

Weighted Average Number of Common
  Shares Outstanding - basic .....................     4,267,970    4,264,406
                                                     ===========  ===========

Weighted Average Number of Common and Common
  Equivalent Shares Outstanding - diluted ........     4,297,488    4,264,406
                                                     ===========  ===========

Dividends Declared Per Common Share ..............    $     0.04  $      0.04
                                                     ===========  ===========

                                 ASTRO-MED, INC.
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                          Six-Months Ended
                                                     ------------------------
                                                       August 3,    August 4,
                                                         2002         2001
                                                     -----------  -----------

Net Sales ........................................   $24,304,271  $24,567,716
Cost of Sales ....................................    15,640,155   14,749,650
                                                     -----------  -----------
Gross Profit .....................................     8,664,116    9,818,066

Costs and Expenses:
  Selling, General and Administrative ............     7,605,514    8,283,265
  Research and Development .......................     1,958,203    1,837,454
                                                     -----------  -----------
                                                       9,563,717   10,120,719

Operating Loss ...................................      (899,601)    (302,653)

Other Income (Expense):
  Investment Income ..............................        98,265      164,986
  Interest Expense ...............................          (591)      (2,760)
  Other, Net .....................................       193,962       84,937
                                                     -----------  -----------
                                                         291,636      247,163
                                                     -----------  -----------

Loss before Income Taxes .........................      (607,965)     (55,490)
Benefit for Income Taxes .........................       131,433       11,096
                                                     -----------  -----------
Net Loss .........................................   $  (476,532)  $  (44,394)
                                                     ===========  ===========

Net Loss Per Common
  Share-basic and diluted ........................   $     (0.11)  $    (0.01)
                                                     ===========   ==========

Weighted Average Number of Common
  Shares Outstanding - basic .....................     4,267,698    4,252,809
                                                     ===========   ==========

Weighted Average Number of Common and Common
  Equivalent Shares Outstanding - diluted ........     4,267,698    4,252,809
                                                     ===========   ==========

Dividends Declared Per Common Share ..............   $      0.08   $     0.08
                                                     ===========   ==========

                                 ASTRO-MED, INC.
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                          Six-Months Ended
                                                     ------------------------
                                                       August 3,   August 4,
                                                         2002        2001
                                                     -----------  -----------
Cash Flows from Operating Activities:
  Net Loss .......................................    $ (476,532) $   (44,394)
Adjustments to Reconcile Net Loss to Net Cash
  Provided by Operating Activities:
     Depreciation and Amortization ...............       646,753      749,040
     Other .......................................       158,625     (160,524)
     Changes in Assets and Liabilities:
        Accounts Receivable ......................       824,066    2,335,119
        Inventories ..............................     1,075,147     (930,069)
        Other ....................................      (179,569)     (34,849)
        Accounts Payable and Accrued Expenses ....      (620,246)    (995,422)
                                                     -----------  -----------
          Total Adjustments ......................     1,904,976      963,295

      Net Cash Provided by Operating Activities ..     1,428,244      918,901

Cash Flows from Investing Activities:
  Proceeds from Sales/Maturities of Securities
    Available for Sale ...........................       459,850    2,200,044
  Purchases of Securities Available
    for Sale .....................................      (250,600)    (896,101)
  Additions to Property, Plant and Equipment .....      (285,597)    (563,990)
                                                     -----------  -----------
      Net Cash Provided (Used) by Investing
         Activities ..............................       (76,347)     739,953

Cash Flows from Financing Activities:
  Principle Payments on Capital Leases ...........       (22,659)     (26,775)
  Proceeds from Common Shares Issued
    Under Employee Benefit Plans .................         5,022        8,282
  Dividends Paid .................................      (341,420)    (339,781)
                                                     -----------  -----------
      Net Cash Used by Financing Activities ......      (359,057)    (358,274)

Net Increase in Cash and Cash Equivalents ........       992,840    1,300,580
Cash and Cash Equivalents, Beginning of Period. ..     2,569,721      806,069
                                                     -----------  -----------

  Cash Equivalents, End of Period ................    $3,562,561  $ 2,106,649
                                                     ===========  ===========

Supplemental Disclosures of Cash Flow
  Information:
      Cash Paid During the Period for:
        Interest .................................    $      591  $     2,760
        Income Taxes .............................    $        -  $    89,319

                                 ASTRO-MED, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 August 3, 2002

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

                                       Three-Months Ended     Six-Months Ended
                                      --------------------  --------------------
                                      August 3,  August 4,  August 3,  August 4,
                                        2002        2001       2002       2001
                                      ---------  ---------  ---------  ---------
  Weighted Average Common Shares
     Outstanding-basic                4,267,970  4,264,406  4,267,698  4,252,809
  Diluted Effect of Options
     Outstanding                         29,518          -          -          -
                                      ---------  ---------  ---------  ---------
  Weighted Average Common Shares
    Outstanding - diluted             4,297,488  4,264,406  4,267,698  4,252,809
                                      =========  =========  =========  =========

For the three-months ended August 4, 2001, the diluted per share amount does not reflect options outstanding of 1,687,450 because their effect is anti-dilutive.

For the six-months ended August 3, 2002 and August 4, 2001, respectively, the diluted per share amounts do not reflect options outstanding of 2,077,575 and 1,687,450, respectively because their effect is anti-dilutive.

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

     (e) Long-Lived Assets: The Company adopted SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets, as of February 1, 2002. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Also, under SFAS No. 142, amortization of goodwill to earnings is discontinued and the carrying value of goodwill will be evaluated for impairment on at least an annual basis. The impact of discontinuing the amortization of goodwill for the three-months ending August 4, 2001 would have resulted in the net loss decreasing by $31,000 and a net loss per share of four cents. The impact of discontinuing the amortization of goodwill for the six-months ending August 4, 2001 would have resulted in the net loss and net loss per share amount of $44,394 and a one cent loss, respectively, becoming net income and a net income per share of $17,600 and zero cents, respectively. In accordance with the provisions of this statement, the Company has completed the goodwill impairment reviews and it has been determined that the goodwill is not impaired. As a result, the adoption of this statement by the Company did not have a material impact on the financial statements.

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

     The Company adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of Accounting Principles Board (APB) No. 30 as of February 1, 2002. SFAS No. 144 addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. The adoption of this Statement by the Company did not have an impact on its financial statements.

                                 ASTRO-MED, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 2 - COMPREHENSIVE INCOME

     The Company's total comprehensive income (loss) is as follows.

                                      Three-Months Ended     Six-Months Ended
                                     --------------------  --------------------
                                     August 3,   August 4,  August 3,  August 4,
                                       2002        2001       2002       2001
                                     ---------  ---------  ---------  ---------
Comprehensive Income (Loss):
  Net Income (Loss)................. $ 156,142  $(194,058) $(476,532) $ (44,394)
                                     ---------  ---------  ---------  ---------

Other Comprehensive Income (Loss):
  Foreign currency translation
    adjustments, net of tax ........    70,332    (22,190)   147,187    (93,580)
  Unrealized gain (loss)
    in securities:
    Unrealized holding gain (loss)
      arising during the period,
      net of tax ...................    16,038    (17,823)   (23,934)     4,674
    Reclassification adjustment
      for (gain) loss included in
      net income, net of tax........    (5,817)         -    (5,817)        625
                                     ---------  ---------  ---------  ---------

Other Comprehensive Income (Loss)...    80,553    (40,013)   117,436    (88,281)

Comprehensive Income (Loss)......... $ 236,695  $(234,071) $(359,096) $(132,675)
                                     =========  =========  =========  =========


Note 3 - INVENTORIES

     Inventories, net of reserves are stated at the lower of cost (first-in, first-out) or market and include material, labor and manufacturing overhead. The components of inventories were as follows:

                                      August 3,          January 31,
                                        2002                2002
                                     ---------           ----------
     Materials and Supplies .....    $4,803,136          $ 5,850,797
     Work-In-Process ............       989,026              961,279
     Finished Goods .............     3,338,542            3,431,106
                                     ----------          -----------
                                     $9,130,704          $10,243,182
                                     ==========          ===========

                                 ASTRO-MED, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 4 - Segment Information

Summarized below are the sales and segment operating profit (loss) for each reporting segment for three-months ended August 3, 2002 and August 4,2001:

                                                                                           Segment
                                                                                          Operating
                                                   Sales                                 Profit(Loss)
                                                   -----                                 ------------
                                       August 3,           August 4,           August 3,            August 4,
                                         2002                 2001               2002                 2001
                                     -----------          -----------          ---------            --------
T&M                                  $ 3,327,000          $ 2,970,000          $ 308,000            $ 62,000
QLS                                    5,629,000            4,758,000            144,000              86,000
G-T                                    3,966,000            4,404,000            423,000             297,000
                                     -----------          -----------          ---------            --------
Total                                $12,922,000          $12,132,000            875,000             445,000
                                     ===========          ===========
Corporate Expenses                                                               834,000             764,000
                                                                               ---------            --------
Operating Income (Loss)                                                           41,000            (319,000)
Other Income (Expenses)                                                          158,000              77,000
                                                                               ---------            --------
Income (Loss) Before
  Income Taxes                                                                   199,000            (242,000)
Income Taxes Provision (Benefit)                                                  43,000             (48,000)
                                                                               ---------           ----------
Net Income (Loss)                                                              $ 156,000           $(194,000)
                                                                               =========           =========



Summarized below are the sales and segment operating profit (loss) for each reporting segment for the six-months ended August 3, 2002 and August 4, 2001:

                                                                                           Segment
                                                   Sales                               Operating (Loss)
                                                   -----                               ----------------
                                       August 3,             August 4,           August 3,           August 4,
                                          2002                 2001               2002                 2001
                                      -----------          -----------          ---------           ----------
T&M                                   $ 6,014,000          $ 5,988,000          $ 223,000           $  187,000
QLS                                    10,889,000            9,653,000             79,000              315,000
G-T                                     7,401,000            8,927,000            323,000              744,000
                                      -----------          -----------          ---------           ----------
Total                                 $24,304,000          $24,568,000            625,000            1,246,000
                                      ===========          ===========
Corporate Expenses                                                              1,525,000            1,549,000
                                                                                ---------           ----------
Operating Loss                                                                   (900,000)            (303,000)
Other Income (Expenses)                                                           292,000              247,000
                                                                                ---------           ----------
Loss Before Income Taxes                                                         (608,000)             (56,000)
Income Tax Benefit                                                               (131,000)             (12,000)
                                                                                ----------          -----------
Net Loss                                                                        $(477,000)          $  (44,000)
                                                                                =========           ==========

                                 ASTRO-MED, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Results of Operations:

Three-Months Ending August 3, 2002 vs. Three-Months Ending August 4, 2001

     Sales in the quarter were $12,922,000, a 7% increase from the prior year's sales of $12,132,000. Domestic sales were $9,331,000, up 6% from $8,796,000 for the second quarter of the prior fiscal year. Sales through the Company's international channels were $3,591,000, up 8% over previous year's second quarter sales of $3,336,000.

     Gross profit dollars were $4,855,000, which generated a margin yield of 37.6% for the quarter as compared to a margin yield last year of 39.3%. The lower margin percentage in the second quarter can be attributed to the change in sales mix.

     Operating expenses in the quarter were $4,814,000. Selling and general administrative spending declined 7% from last year to $3,864,000. Spending reductions in personnel, advertising, travel, commissions and the elimination of goodwill amortization account for the decrease.

     Research and development funding rose 2% from the prior year to $950,000. This increase can be attributed to personnel costs.

     Other income (expense) increased primarily as a result of higher foreign exchange gains and a $24,700 gain on the sale of certain securities, partially offset by lower investment income.

     The Company's operations have historically been aggregated into a single reporting segment based on certain similarities in the nature and characteristics of the products and services and the lack of the availability of the financial information at the product group level. The Company has evolved to the point where it can now place additional emphasis on the financial information generated at the product group level. Consequently, the Company will report three reporting segments consistent with its sales product groups: Test & Measurement (T & M); QuickLabel Systems (QLS) and Grass-Telefactor (G-T). As a result, the Company has restated the prior years segment data to present all periods on a comparable basis. The Company evaluates segment performance based on the segment profit (loss) before corporate and financial administration expenses.

     T&M's product sales were $3,327,000, up 12% from the $2,970,000 of the previous year. This increase in T&M's sales can be attributed to strong demand for the Dash 18 recorder and slightly higher Everest sales. T&M's segment profit margin improved to 9% in the quarter from 2% in the previous year. The improvement in T&M's margin is attributed to a higher sales volume with higher margins and lower operating expenses.

     QLS's sales increased to $5,629,000, an 18% increase over the $4,758,000 of sales reported in the second quarter of the previous year. Printer and media sales increased 8% and 24%, respectively. The increase in printer sales can be attributed to the shipments of the newly introduced 4100X color printer. The increase in QLS's media sales can be attributed to higher demand driven, in part, by a larger installed base of QLS products. QLS's second quarter segment profit margin improved to 3% up from 2% in the previous year. The increase in margin is attributed to the higher sales volume, partially offset by lower margins resulting from the change in sales mix and the lower operating expenses.

                                 ASTRO-MED, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Results of Operations (continued):

Three-Months Ending August 3, 2002 vs. Three-Months Ending August 4, 2001

     G-T sales in the quarter were $3,966,000, down 10% from $4,404,000 reported in the second quarter of the previous year. The decline in sales can be attributed to lower sales in our long-term monitoring product line and lower spending by research customers on biomedical applications, partially offset by the increase in the G-T's Aurora product sales. The G-T segment operating profit margin increased to 11% in the second quarter from 7% in the previous year. The increase in margin is attributed to the lower operating expenses.

Six-Months Ending August 3, 2002 vs. Six-Months Ending August 4, 2001

     Sales for the first six-months of the current year were $24,304,000, a 1% decrease from the prior year's sales of $24,568,000. Domestic sales were $17,752,000, down less than 1% from $17,837,000 for the six-months of the prior fiscal year. Sales through the Company's international channels were $6,552,000, down 3% over previous year's six-months sales of $6,731,000.

     Gross profit dollars were $8,664,000, which generated a margin yield of 35.6% for the six-months of the current year as compared to a margin yield last year of 40.0%. The lower margin percentage for the first six-months of this year can be attributed to the change in sales mix.

     Operating expenses in the quarter were $9,564,000. Selling and general administrative spending declined 8% from last year to $7,606,000. Spending reductions in personnel, advertising, travel, commissions and the elimination of goodwill amortization account for the decrease.

     Research and development funding rose 7% from the prior year to $1,958,000. This increase can be attributed primarily to personnel costs.

     Other income (expense) increased primarily as a result of higher foreign exchange gains, partially offset by lower investment income.

     The Company's operations have historically been aggregated into a single reporting segment based on certain similarities in the nature and characteristics of the products and services and the lack of the availability of the financial information at the product group level. The Company has evolved to the point where it can now place additional emphasis on the financial information generated at the product group level. Consequently, the Company will report three reporting segments consistent with its sales product groups: Test & Measurement (T & M); QuickLabel Systems (QLS) and Grass-Telefactor (G-T). As a result, the Company has restated the prior years segment data to present all periods on a comparable basis. The Company evaluates segment performance based on the segment profit (loss) before corporate and financial administration expenses.

Six-Months Ending August 3, 2002 vs. Six-Months Ending August 4, 2001

     T&M's product sales were $6,014,000, up less than 1% from the $5,988,000 of the previous year. T&M sales were essentially flat with the prior year as a result of the strong demand for the Dash 18 experienced so far this year being offset by the soft first quarter Everest sales. The soft Everest sales in the first quarter resulted from the shift in defense spending (i.e., the shift from testing and research to the fight against terrorism). T&M's segment profit margin increased to 4% in the quarter from 3% in the previous year. The increase in T&M's margin is attributed to the lower operating expenses.

     QLS's sales increased to $10,889,000, a 13% increase over the $9,653,000 of sales reported in the first six-months of the previous year. This increase is attributed to the 20% growth in media sales. QLS's segment profit margin declined to 1% in the first six-months, down from 3% in the previous year. The decline in margin is primarily attributed to the change in sales mix within the group.

     G-T sales decreased to $7,401,000, down 17% from $8,927,000 reported in the first six-months of the previous year. The decline in sales can be attributed to lower sales in our long-term monitoring product line and lower spending by research customers on biomedical applications, partially offset by the increase in the G-T's Aurora product sales. The G-T segment operating profit margin declined to 4% for the first six-months of this year from 8% in the previous year. The decline in margin is attributed to the change in sales mix which were partially offset by lower operating expenses.

Financial Condition:

     The Company's Statements of Cash Flows for the six-month ending August 3, 2002 and August 4, 2001 are included on page 6. Net cash flow provided by operating activities for the six-months ending August 3, 2002 and August 4, 2001 were $1,428,000 versus $919,000 of the previous year.

     Cash and securities available for sale at the end of the second quarter totaled $6,696,000, up from $5,911,000 at year-end. This balance increased primarily as a result of the company lowering its accounts receivable and inventory balances significantly since year-end. The accounts receivable collection cycle improved by eight days decreasing to 52 net days sales outstanding at the end of the quarter as compared to the 60 days outstanding at year-end. Inventory declined to $9,131,000 from the year-end with the higher level of sales and better inventory control. As a result, inventory turns improved to 2.9 times from 2.3 times at year-end.

     Capital expenditures were $286,000 for the six-months ended August 3, 2002 as the Company purchased machinery and equipment, information technology hardware and software and tools and dies.

     The Company paid cash dividends for the six months ending August 3, 2002 $341,000 or $0.08 per common share.

                                 ASTRO-MED, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Critical Accounting Policies, Commitments and Certain Other Matters:

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

PART II.  OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)     Exhibits:

The following exhibits are filed as part of this report on Form 10-Q:

99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
     Section 906 of the Sarbanes-Oxley Act of 2002

99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
     Section 906 of the Sarbanes-Oxley Act of 2002



(b)  Reports on Form 8-K:

     On June 28, 2002, the Company filed a Form 8-K indicating that the Audit Committee of the Board of Directors of Astro-Med, Inc. dismissed the Company's independent auditors, Arthur Andersen LLP.

     On July 9, 2002, the Company filed a From 8-K indicating that the Audit Committee of the Board of Directors of Astro-Med, Inc. engaged the services of Ernst & Young as its new independent auditors.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         ASTRO-MED, INC.
                                         (Registrant)


Date: August 28, 2002             By /s/ A. W. Ondis
                                     --------------------------------
                                        A. W. Ondis, Chairman
                                       (Principal Executive Officer)


Date: August 28, 2002             By /s/ Joseph P. O'Connell
                                     --------------------------------
                                        Joseph P. O'Connell, Vice
                                        President and Treasurer
                                       (Principal Financial Officer)