Form 10-Q
period 2002-11-02
ASTRO MED INC /NEW/
filed 2002-11-27
CIK 8146

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(Mark One)
   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

For the quarterly period ended              November 2, 2002
                               -------------------------------------------------

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

     Common Stock, $.05 Par Value                          4,267,132 shares
     (excluding treasury shares)
     as of November 22, 2002

                                 ASTRO-MED, INC.
                                      INDEX

                                                                       Page No.
                                                                       --------
Part I.  Financial Information:

  Consolidated Balance Sheets --
    November 2, 2002 and January 31, 2002 ............................      3

  Consolidated Statements of Operations --
    Three-Months Ended November 2, 2002 and November 3, 2001 .........      4

  Consolidated Statements of Operations --
    Nine-Months Ended November 2, 2002 and November 3, 2001 ..........      5

  Consolidated Statements of Cash Flows
    Nine-Months Ended November 2, 2002 and November 3, 2001 ..........      6

  Notes to Consolidated Financial Statements November 2, 2002 ........   7-10

  Management's Discussion and Analysis of Financial
    Condition and Results of Operations ..............................  11-13


Part II.  Other Information ..........................................     14

Part I.  FINANCIAL INFORMATION

                                 ASTRO-MED, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                    November 2,     January 31,
                                                       2002            2002
                                                   ------------    -------------
                                                   (Unaudited)
                                ASSETS

CURRENT ASSETS
  Cash and Cash Equivalents ....................   $  3,310,952    $  2,569,721
  Securities Available for Sale ................      3,733,073       3,340,874
  Accounts Receivable, Net .....................      7,577,695       9,173,568
  Inventories, Net .............................      9,305,039      10,243,182
  Prepaid Expenses and Other Current Assets ....      2,596,251       2,229,660
                                                   ------------    ------------
       Total Current Assets ....................     26,523,010      27,557,005

PROPERTY, PLANT AND EQUIPMENT                        24,193,840      23,458,303
  Less Accumulated Depreciation ................    (16,609,236)    (15,478,613)
                                                   ------------    ------------
                                                      7,584,604       7,979,690
OTHER ASSETS
  Goodwill .....................................      2,310,798       2,310,798
  Amounts Due from Officers ....................        480,314         480,314
  Other ........................................         87,186          76,422
                                                   ------------    ------------
                                                      2,878,298       2,867,534
                                                   ------------    ------------
                                                   $ 36,985,912    $ 38,404,229
                                                   ============    ============

    LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts Payable .............................   $  2,844,226    $  3,325,133
  Accrued Compensation .........................      1,208,800       1,114,490
  Accrued Expenses .............................      1,564,473       1,637,826
  Income Taxes Payable .........................             --              --
  Current Maturities of Long-Term Debt .........         11,089          24,755
                                                   ------------    ------------
       Total Current Liabilities ...............      5,628,588       6,102,204

LONG-TERM DEBT, Less Current Maturities ........          1,477              --

DEFERRED INCOME TAXES ..........................      1,064,396         876,867

SHAREHOLDERS' EQUITY
  Preferred Stock, $10 Par Value,
    Authorized 100,000 Shares, None Issued .....             --              --
  Common Stock, $.05 Par Value, Authorized
    13,000,000 Shares, Issued, 5,167,272
    5,165,027 Shares, respectively .............        258,251         258,251
  Additional Paid-In Capital ...................      5,644,356       5,636,570
  Retained Earnings ............................     30,454,360      31,753,694
  Treasury Stock, at Cost (897,895 shares)           (5,860,609)     (5,860,609)
  Accumulated Other Comprehensive Loss .........       (204,907)       (362,748)
                                                   ------------    ------------
                                                     30,291,451      31,425,158
                                                   ------------    ------------
                                                   $ 36,985,912    $ 38,404,229
                                                   ============    ============

                                 ASTRO-MED, INC.
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                        Three-Months Ended
                                                   November 2,     November 3,
                                                      2002            2001
                                                   ------------    ------------
Net Sales ......................................   $ 11,747,008    $ 12,398,711
Cost of Sales ..................................      7,357,186       7,957,468
                                                   ------------    ------------
Gross Profit ...................................      4,389,822       4,441,243

Costs and Expenses:
  Selling, General and Administrative ..........      3,715,618       3,869,002
  Research and Development .....................      1,176,456         997,231
                                                   ------------    ------------
                                                      4,892,074       4,866,233
                                                   ------------    ------------

Operating Loss .................................       (502,252)       (424,990)

Other Income (Expense):
  Investment Income ............................         46,309          58,715
  Interest Expense .............................           (226)           (531)
  Other, Net ...................................         60,463          79,632
                                                   ------------    ------------
                                                        106,546         137,816
                                                   ------------    ------------

Loss Before Income Taxes .......................       (395,706)       (287,174)
Income Tax Benefit .............................        (85,077)        (57,435)
                                                   ------------    ------------

Net Loss .......................................   $   (310,629)   $   (229,739)
                                                   ============    ============

Loss Per Common Share--Basic and Diluted .......   $      (0.07)   $      (0.05)
                                                   ============    ============

Weighted Average Number of Common and Common
  Equivalent Shares Outstanding--Basic
  and Diluted ..................................      4,268,868       4,265,520
                                                   ============    ============

Dividends Declared Per Common Share ............   $       0.04    $       0.04
                                                   ============    ============

                                 ASTRO-MED, INC.
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                        Nine-Months Ended
                                                   November 2,     November 3,
                                                       2002            2001
                                                   ------------    ------------
Net Sales ......................................   $ 36,051,280    $ 36,966,427
Cost of Sales ..................................     22,997,342      22,707,117
                                                   ------------    ------------
Gross Profit ...................................     13,053,938      14,259,310

Costs and Expenses:
  Selling, General and Administrative ..........     11,321,132      12,152,267
  Research and Development .....................      3,134,659       2,834,685
                                                   ------------    ------------
                                                     14,455,791      14,986,952
                                                   ------------    ------------

Operating Loss .................................     (1,401,853)       (727,642)

Other Income (Expense):
  Investment Income ............................        144,574         223,701
  Interest Expense .............................           (818)         (3,291)
  Other, Net ...................................        254,426         164,569
                                                   ------------    ------------
                                                        398,182         384,979
                                                   ------------    ------------

Loss before Income Taxes .......................     (1,003,671)       (342,663)

Income Tax Benefit .............................       (216,510)        (68,531)
                                                   ------------    ------------

Net Loss .......................................   $   (787,161)   $   (274,132)
                                                   ============    ============

Loss Per Common Share--Basic and Diluted .......   $      (0.18)   $      (0.06)
                                                   ============    ============

Weighted Average Number of Common and Common
  Equivalent Shares Outstanding--Basic
  and Diluted ..................................      4,268,088       4,257,046
                                                   ============    ============

Dividends Declared Per Common Share ............   $       0.12    $       0.12
                                                   ============    ============

                                 ASTRO-MED, INC.
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                         Nine-Months Ended
                                                     November 2,    November 3,
                                                        2002           2001
                                                     -----------    -----------
Cash Flows from Operating Activities:
    Net Loss .....................................   $  (787,161)   $  (274,132)
Adjustments to Reconcile Net Loss to Net
    Cash Provided by Operating Activities:
        Depreciation and Amortization ............     1,048,042      1,112,211
        Gain on Sale of Securities Available for
          Sale/Assets ............................       (12,017)       (25,000)
        Other ....................................       187,529       (149,465)
     Changes in Assets and Liabilities:
        Accounts Receivable ......................     1,595,873      1,143,273
        Inventories ..............................       828,884       (192,721)
        Other ....................................      (329,702)      (170,912)
        Accounts Payable and Accrued Expenses ....      (459,950)    (1,299,996)
                                                     -----------    -----------
            Total Adjustments ....................     2,858,659        417,390

Net Cash Provided by Operating Activities ........     2,071,498        143,258

Cash Flows from Investing Activities:
    Proceeds from Sales of Securities
      Available for Sale .........................     1,515,282      1,917,987
    Purchases of Securities Available
      for Sale ...................................    (1,832,956)            --
    Proceeds from Sales of Assets ................            --         25,000
    Additions to Property, Plant and Equipment ...      (496,017)      (727,283)
                                                     -----------    -----------
        Net Cash Provided by (Used in) Investing
          Activities .............................      (813,691)     1,215,704

Cash Flows from Financing Activities:
    Principle Payments on Capital Leases/Debt ....       (25,489)       (34,675)
    Issuance of Debt .............................        13,300             --
    Proceeds from Common Shares Issued
        Under Employee Benefit Plans .............         7,786         11,875
    Dividends Paid ...............................      (512,173)      (510,401)
                                                     -----------    -----------
        Net Cash Used in Financing Activities ....      (516,576)      (533,201)

Net Increase in Cash and Cash Equivalents ........       741,231        825,761

Cash and Cash Equivalents, Beginning of Period ...     2,569,721        806,069
                                                     -----------    -----------

Cash and Cash Equivalents, End of Period .........   $ 3,310,952    $ 1,631,830
                                                     ===========    ===========

Supplemental Disclosures of Cash Flow
  Information:
    Cash Paid During the Period for:
      Interest ...................................   $       818    $     3,291
      Income Taxes ...............................   $        --    $   128,196

                                 ASTRO-MED, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                November 2, 2002

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

                                                     Three-Months Ended        Nine-Months Ended
                                                 ------------------------  ------------------------
                                                 November 2,  November 3,  November 2,  November 3,
                                                    2002         2001          2002        2001
                                                 ----------   ----------   -----------  -----------
  Weighted Average Common Shares
     Outstanding - Basic .......................  4,268,868    4,265,520     4,268,088    4,257,046
  Diluted Effect of Options
     Outstanding ...............................         --           --            --           --
                                                  ---------    ---------     ---------    ---------
  Weighted Average Common Shares
    Outstanding - Diluted ......................  4,268,868    4,265,520     4,268,088    4,257,406
                                                  =========    =========     =========    =========

        For the three-month's ended November 2, 2002 and November 3, 2001, respectively, the diluted per share amounts do not reflect options outstanding of 2,053,575 and 1,686,950, respectively because their effect is anti-dilutive.

        For the nine-month's ended November 2, 2002 and November 3, 2001, respectively, the diluted per share amounts do not reflect options outstanding of 2,053,575 and 1,686,950, respectively because their effect is anti-dilutive.

        (c) Derivative Instruments and Hedging: On February 1, 2001, the Company adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS No. 133, and as amended in June 2000 by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment to SFAS No. 133 (combined SFAS No. 133). The statement requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The adoption of this statement did not have a material impact on the Company's results of operations or financial position.

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

                                 ASTRO-MED, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

         (e) Long-Lived Assets: The Company adopted SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets, as of February 1, 2002. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Also, under SFAS No. 142, amortization of goodwill to earnings is discontinued and the carrying value of goodwill will be evaluated for impairment on at least an annual basis. The impact of discontinuing the amortization of goodwill for the three-months ending November 3, 2001 would have resulted in the net loss decreasing by $31,000 and no change to the net loss per share amount. The impact of discontinuing the amortization of goodwill for the nine-months ending November 3, 2001 would have resulted in the reported net loss and net loss per share amount of $274,132 and six cents, respectively, improving to a net loss and a net loss per share of $181,315 and four cents, respectively. In accordance with the provisions of this statement, the Company completed the goodwill impairment review in the second quarter of this fiscal year and it has determined that the goodwill is not impaired. As a result, the adoption of this statement by the Company did not have a material impact on the financial statements.

         SFAS No. 143, Accounting for Asset Retirement Obligations addresses financial accounting and reporting for obligations with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 requires the fair value of a liability for an asset retirement obligation to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143, is effective for financial statements issued for fiscal years beginning after June 15, 2002 with early adoption permitted. The Company is currently evaluating the impact of adopting SFAS No. 143 on its financial statements.

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

         In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS No. 146 requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred rather than when a company commits to such an activity and also establishes fair value as the objective for initial measurement of the liability. SFAS No. 146 will be adopted by the Company for exit or disposal activities (if any) that are initiated after January 31, 2003. The Company anticipates at this time that adoption of SFAS No. 146 will not have a material impact on the consolidated financial statements of the Company.

                                 ASTRO-MED, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 2 - COMPREHENSIVE LOSS

        The Company's total comprehensive loss is as follows;

                                              Three-Months Ended          Nine-Months Ended
                                           ------------------------   ------------------------
                                           November 2,  November 3,   November 2,  November 3,
                                               2002         2001          2002         2001
                                           ----------   -----------   -----------  -----------
Comprehensive Loss:
     Net Loss ............................. $(310,629)   $(229,739)    $(787,161)   $(274,132)
                                            ---------    ---------     ---------    ---------

     Other Comprehensive Loss:
       Foreign currency translation
           adjustments, net of tax ........     5,652        9,551       152,839      (84,032)
       Unrealized gain in securities:
           Unrealized holding gain
             arising during the period,
             net of tax ...................    42,684       66,191        12,933       71,493
           Reclassification adjustment
             for gain included in
             net income, net of tax .......    (7,931)          --        (7,931)          --
                                            ---------    ---------     ---------    ---------
                                               34,753       66,191         5,002       71,493

     Other Comprehensive Income (Loss) ....    40,405       75,742       157,841      (12,539)
                                            ---------    ---------     ---------    ---------

     Comprehensive Loss ................... $(270,224)   $(153,997)    $(629,320)   $(286,671)
                                            =========    =========     =========    =========

Note 3 - INVENTORIES

        Inventories, net of reserves are stated at the lower of cost (first-in, first-out) or market and include material, labor and manufacturing overhead. The components of inventories were as follows:

                                  November 2,           January 31,
                                     2002                   2002
                                  -----------          -----------

     Materials and Supplies ..... $5,023,771           $ 5,850,797
     Work-In-Process ............  1,229,703               961,279
     Finished Goods .............  3,051,565             3,431,106
                                   ---------           -----------
                                  $9,305,039           $10,243,182
                                  ==========           ===========

Note 4 - INCOME TAX BENEFIT

        The effective income tax rates used in the interim condensed financial statements are estimates of the full year's rates. Net deferred tax assets recognized on the Company's balance sheet continue to require management's evaluation as to their realization. Although realization is not assured, management believes it is more likely than not that the net deferred tax assets will be realized. The amount realized is based upon estimates derived from tax planning strategies which the Company believes is currently prudent and feasible or future taxable income. Additions to the valuation allowance may be required in the event that estimates are changed.

Note 5 - SEGMENT INFORMATION

        The Company's operations have historically been aggregated into a single reporting segment based on certain similarities in the nature and characteristics of the products and services and the lack of the availability of the financial information at the product group level. The Company has evolved to the point where it can now place additional emphasis on the financial information generated at the product group level. Consequently, the Company now reports three reporting segments consistent with its sales product groups: Test & Measurement (T & M); QuickLabel Systems (QLS) and Grass-Telefactor (G-T). As a result, the Company has restated the prior years segment data to present all periods on a comparable basis. The Company evaluates segment performance based on the segment profit (loss) before corporate and financial administration expenses.

                                 ASTRO-MED, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Summarized below are the sales and segment operating profit (loss) for each reporting segment for three-months ended November 2, 2002 and November 3,2001:

                                                                                            Segment
                                                                                           Operating
                                                            Sales                         Profit(Loss)
                                                ----------------------------     ----------------------------
                                                November 2,      November 3,     November 2,      November 3,
                                                   2002             2001            2002              2001
                                                -----------      -----------     -----------      -----------

T&M ........................................... $ 3,427,000      $ 3,486,000     $ 432,000         $ 353,000
QLS ...........................................   4,885,000        5,505,000      (201,000)          182,000
G-T ...........................................   3,435,000        3,408,000      (113,000)         (244,000)
                                                -----------      -----------     ---------        ----------
Total ......................................... $11,747,000      $12,399,000       118,000           291,000
                                                ===========      ===========
Corporate Expenses ............................                                    620,000           716,000
                                                                                 ---------         ---------
Operating Loss ................................                                   (502,000)         (425,000)
Other Income, Net .............................                                    106,000           138,000
                                                                                 ---------         ---------

Loss Before Income Taxes .....................                                    (396,000)         (287,000)
Income Taxes Benefit ..........................                                    (85,000)          (57,000)
                                                                                 ---------         ---------
Net Loss ......................................                                  $(311,000)        $(230,000)
                                                                                 =========         =========

Summarized below are the sales and segment operating profit (loss) for each reporting segment for the nine-months ended November 2, 2002 and November 3, 2001:

                                                                                            Segment
                                                                                           Operating
                                                            Sales                         Profit(Loss)
                                                ----------------------------     ----------------------------
                                                November 2,      November 3,     November 2,      November 3,
                                                   2002             2001            2002              2001
                                                -----------      -----------     -----------      -----------

T&M ........................................... $ 9,441,000      $ 9,474,000     $  678,000        $  430,000
QLS ...........................................  15,773,000       15,156,000        (66,000)          535,000
G-T ...........................................  10,837,000       12,336,000        126,000           573,000
                                                -----------      -----------      ---------        ----------
Total ......................................... $36,051,000      $36,966,000        738,000         1,538,000
                                                ===========      ===========
Corporate Expenses ............................                                   2,140,000         2,266,000
                                                                                 ----------        ----------
Operating Loss ................................                                  (1,402,000)         (728,000)
Other Income, Net .............................                                     398,000           385,000
                                                                                 ----------         ---------

Loss Before Income Taxes ......................                                  (1,004,000)         (343,000)
Income Tax Benefit ............................                                    (217,000)          (69,000)
                                                                                 ----------        ----------
Net Loss ......................................                                  $ (787,000)       $ (274,000)
                                                                                 ==========        ==========

                                 ASTRO-MED, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Results of Operations:

         The Company's operations have historically been aggregated into a single reporting segment based on certain similarities in the nature and characteristics of the products and services and the lack of the availability of the financial information at the product group level. The Company has evolved to the point where it can now place additional emphasis on the financial information generated at the product group level. Consequently, the Company now reports three reporting segments consistent with its sales product groups: Test & Measurement (T & M); QuickLabel Systems (QLS) and Grass-Telefactor (G-T). As a result, the Company has restated the prior year's segment data to present all periods on a comparable basis. The Company evaluates segment performance based on the segment profit (loss) before corporate and financial administration expenses.

For the Three-Months Ending November 2, 2002 vs. November 3, 2001

         Sales in the third quarter were $11,747,000, a decrease of 5% from the prior year's third quarter sales of $12,399,000. Domestic sales were $9,081,000, approximately flat with the $9,102,000 reported for the third quarter of the prior fiscal year. Sales through the Company's international channels were $2,666,000, 19% lower than the previous year's third quarter sales of $3,297,000. The decline in international sales is traceable to lower shipments in the Western European markets.

         Gross profit dollars were $4,390,000 in the quarter. The gross profit margin realized in the quarter was 37.4%, an increase from last year's margin of 35.8%. The improvement in the margin percentage can be attributed to the favorable change in sales mix.

         Operating Expenses in the quarter were $4,892,000. Selling, general and administrative spending declined 4% from last year to $3,716,000 due to the benefits of past workforce reductions.

         Research and development funding increased 18% from the prior year to $1,176,000. In the quarter, R & D spending was 10.0% of sales up from last year's rate of 8.0%. This increase can be attributed primarily to personnel costs and the additional expenditures related to the development of new T&M products.

         Net loss in the current quarter was $311,000, equal to $0.07 net loss per share. This compares to a net loss of $230,000, equal to $0.05 net loss per share in the prior year's quarter.

         T&M's product sales were $3,427,000, down 2% from the $3,486,000 of the previous year. This slight decrease in T&M's sales can be attributed lower Everest sales being offset by the strong demand for the Dash 18 recorder . T&M's segment profit margin improved to 13% in the quarter from 10% in the previous year. The improvement in T&M's margin is attributed to higher Dash 18 and cockpit printer sales and lower operating expenses.

         QLS's sales decreased to $4,885,000, an 11% decrease over the $5,505,000 of sales reported in the third quarter of the previous year. Printer System sales decreased 43% while Media sales increased 9%. The decrease in Printer System Sales can be attributed to lower shipments of color printers. The increase in QLS's Media sales can be attributed to higher demand driven, in part, by a larger installed base of QLS products. QLS's third quarter segment profit (loss) margin declined to a loss of (4%) down from a profit of 3% in the previous year. The decrease in margin is attributed to the change in sales mix and the lower level of sales.

                                 ASTRO-MED, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Results of Operations (continued):

For the Three-Months Ending November 2, 2002 vs. November 3, 2001

         G-T sales in the quarter were $3,435,000, up 1% from $3,408,000 reported in the third quarter of the previous year. The G-T segment operating loss margin decreased to a loss margin of (3%) in the third quarter from a loss margin of (7%) in the previous year. The improvement in margin is attributed to the lower operating expenses.

For the Nine-Months Ending November 2, 2002 vs. November 3, 2001

         Sales for the nine-month period were $36,051,000, down 2% from the prior year's sales of $36,966,000. Domestic sales were $26,835,000, down slightly from $26,939,000 for the nine-months in the prior fiscal year. Sales through the Company's international channels were $9,216,000, down 8% from the previous year's sales of $10,027,000. The decline in international sales can be attributed to the weakness in the European economies as well as lower shipments into Asia and Central America.

         Gross profit dollars were $13,054,000, which generated a margin yield of 36.2% for the nine-months of the current year as compared to a margin yield last year of 38.6%. The lower margin percentage can be attributed to the change in sales mix.

         Operating expenses for the nine-months were $14,456,000. Selling and general administrative spending declined 7% from last year to $11,321,000. Spending reductions in personnel, advertising, travel, and commissions account for the decrease.

         Research and development funding rose 11% from the prior year to $3,135,000. This increase can be attributed primarily to personnel costs and the additional expenditures related to the development of new T&M products.

         Other income (expense) increased slightly, primarily as a result of higher foreign exchange gains, partially offset by lower investment income.

         Net loss for the current nine-months was $787,000, equal to $0.18 loss per share. This compares to a net loss of $274,000, equal to $0.06 net loss per share in the prior year.

         T&M's product sales were $9,441,000, down less than 1% from the $9,474,000 of the previous year. T&M sales were essentially flat with the prior year as a result of the strong demand for the Dash 18 being offset by soft Everest sales. T&M's segment profit margin increased to 7% from 5% in the previous year. The increase in T&M's margin is attributed to higher Dash 18 sales and lower operating expenses.

         QLS's sales increased to $15,773,000, a 4% increase over the $15,156,000 of sales reported in the nine-months of the previous year. This increase is attributed to the 16% growth in Media sales which was partially offset by an 18% decline in Printer System sales. QLS's segment profit (loss) margin declined to a loss of less than (1%) in the last nine-months of the current year, down from 4% from the previous year. The decline in margin is primarily attributed to the change in sales mix caused by the significant increase in Media sales.

                                 ASTRO-MED, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Results of Operations (continued):

        For the Nine-Months Ending November 2, 2002 vs. November 3, 2001

        G-T sales decreased to $10,837,000, down 12% from $12,336,000 reported in the nine-months of the previous year. The decline in sales can be attributed to lower sales in our long-term monitoring product line and lower spending by research customers on biomedical applications, partially offset by the increase in the G-T's Aurora product sales. The G-T segment operating profit margin declined to 1% for the nine-months of this year from 5% in the previous year. The decline in margin is attributed to the lower sales levels and the change in sales mix being partially offset by lower operating expenses.

Financial Condition:

        The Company's Statements of Cash Flows for the nine-months ending November 2, 2002 and November 3, 2001 are included on page 6. Net cash flow provided by operating activities for the nine-months ending November 2, 2002 and November 3, 2001 were $2,071,000 versus $143,000 of the previous year. Cash and securities available for sale at the end of the third quarter totaled $7,044,000, up from $5,911,000 at year-end. This balance increased primarily as a result of the Company lowering its accounts receivable and inventory balances significantly since year-end. The accounts receivable collection cycle improved to 56 net days sales outstanding at the end of the quarter as compared to the 60 days outstanding at year-end. Inventory declined to $9,305,000 from the year-end $10,243,000 with better inventory control. As a result, inventory turns improved to 2.6 times from 2.3 times at year-end.

        Capital expenditures were $496,000 for the nine-months ended November
2, 2002 as the Company purchased machinery and equipment, information technology hardware and software and tools and dies.

        The Company paid cash dividends for the nine-months ending November 2, 2002 $512,000 or $0.12 per common share.

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

                                 ASTRO-MED, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

PART II. OTHER INFORMATION

Item 4.  Controls and Procedures

         Within the 90 days prior to the date of the Form 10Q, the Company conducted an evaluation under the supervision and with the participation of the Company's management, including the Chairman of the Board (serving as the principal executive officer) and the Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based on that evaluation, the Chairman of the Board and the Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls, subsequent to the date the Chairman of the Board and Chief Financial Officer completed their evaluation.

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

      None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


ASTRO-MED, INC.
(Registrant)


Date: November 27, 2002


By /s/ A. W. Ondis
   ----------------------------
A. W. Ondis, Chairman
(Principal Executive Officer)


Date: November 27, 2002


By /s/ Joseph P. O'Connell
   ----------------------------
Joseph P. O'Connell, Vice President and Treasurer
(Principal Financial Officer)

                                 ASTRO-MED, INC
                    CERTIFICATIONS PURSUANT TO SECTION 302 OF
                         THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, Albert W. Ondis, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Astro-Med,Inc;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 27, 2002

/s/ A. W. Ondis
---------------------
A. W. Ondis, Chairman
(Principal Executive Officer)

CERTIFICATION

I, Joseph P. O'Connell, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Astro-Med, Inc;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 27, 2002

/s/ Joseph P. O'Connell
-----------------------
Joseph P. O'Connell, Vice
President and Treasurer
(Principal Financial Officer)