Form 10-K
period 2003-01-31
ASTRO MED INC /NEW/
filed 2003-04-11
CIK 8146

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934]

For the fiscal year ended January 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934]

For the transition period from                        to

Commission file number 0-13200

Astro-Med, Inc.

(Exact name of registrant as specified in its charter)

Rhode Island	05-0318215
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

600 East Greenwich Avenue, West Warwick, Rhode Island (Address of principal executive offices)	02893 (Zip Code)

Registrant’s telephone number, including area code: (401) 828-4000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.05 Par Value

(Title of Class)

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒     No  ☐

Indicate by check mark whether the registrant is an accelerated filer.    Yes  ☐     No  ☒

State the aggregate market value of the voting stock held by non-affiliates of the registrant as of March 21, 2003.

Common Stock, $0.05 Par Value: $9,954,805

Indicate the number of shares outstanding (excluding treasury shares)

of each of the issuer’s classes of common stock as of March 21, 2003.

Common Stock, $0.05 Par Value: 4,270,712 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s definitive proxy statement for the 2003 annual meeting of shareholders are incorporated by reference into Part III.

ASTRO-MED, INC.

FORM 10-K ANNUAL REPORT

ASTRO-MED, INC.

PART I

Item 1. Business

General

Astro-Med, Inc., (the Company) is an enterprise that is strategically structured to design, develop, manufacture and distribute a diverse line of technology-advanced products and services. The Company is organized around a suite of core competencies including Research & Development, Manufacturing, Information Technology and Administrative Management. The Company markets and sells its products and services through three distinct product groups; Test & Measurement (T&M), QuickLabel® Systems (QLS), and Grass-Telefactor (G-T). T&M develops and manufactures data acquisition instruments that serve the test and measurement market. QLS develops and manufactures digital printers and consumable products that serve the product identification market. Grass-Telefactor develops and manufactures clinical neurophysiology (EEG and epilepsy monitoring), polysomnography (PSG – Sleep monitoring), biomedical research instrumentation and supplies that serve the life sciences market. The Company’s products are distributed both in North America and internationally through its direct sales force and authorized distributors and agents located in approximately forty countries. Approximately 27% of the Company’s sales were made outside of the United States.

The Company and its subsidiaries and their representatives may from time to time make written or oral statements, including statements contained in the Company’s filings with the Securities and Exchange Commission (SEC) and in its reports to shareholders which constitute or contain “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995 or by the SEC in its rules, regulations and releases.

All statements, other than statements of historical facts included in this annual report regarding the Company’s financial position and operating and strategic initiatives and addressing industry developments are forward-looking statements. Where, in any forward-looking statement, the Company or its management expresses an expectation or belief as to future results, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished. Factors which could cause actual results to differ materially from those anticipated include, but are not limited to, general economic, financial and business conditions; declining demand in the test and measurement markets, especially defense and aerospace; competition in the specialty printer industry; ability to develop market acceptance of the QLS color printer products and effective design of customer required features; competition in the data acquisition industry; competition in the neurophysiology industry; the impact of changes in foreign currency exchange rates on the results of operations; the ability to successfully integrate acquisitions; the ability to realize the anticipated cost reductions from restructuring and streamlining the business; the business abilities and judgment of personnel and changes in business strategy.

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

T&M Products

The Company’s T&M products are a comprehensive line of data recording instruments for the aerospace, automotive, pulp and paper, metal mill, transportation and manufacturing industries. These recording solutions provide customers with a complete record of their data, whether they are troubleshooting a process, performing preventative maintenance or gathering mission critical data. Using contemporary technologies, T&M products are designed to handle customers ever-changing requirements now and into the future.

Telemetry Recorders

The Everest Telemetry-Recorder Workstation is the flagship product of T&M’s line of telemetry recorders. Designed for the unique requirements of the aerospace and defense industries, the Everest provides engineers with vital data on test products during pre-flight checkout and flight tests. Intended to seamlessly integrate into off-the-shelf telemetry systems, the Everest is used to test fighter planes, missiles, helicopters, satellites and commercial aircraft.

During flight test, the Everest provides engineers with real-time access to data to allow them to make split second decisions and prevent costly retesting. After flight test, data from the Everest is available in both paper and digital formats, allowing engineers to analyze data faster than ever before.

Dash Series Data Acquisition Recorders

The Company’s Dash Series recorders are used as maintenance and troubleshooting tools for pulp and paper mills, power plants, transportation test centers, steel mills, automotive R&D centers and manufacturing plants. With downtime costing these facilities tens of thousands of dollars per day, the Dash Series data acquisition recorders can pay for themselves by preventing a single outage. Completely self-contained in rugged aluminum cases, the Dash Series data acquisition recorders are ideally suited for use in harsh environments where computer-based or other systems will not perform.

Seven data acquisition recorders form the Dash series line: the Dash 2, Dash 4u, Dash 8n, Dash 8u, Dash 8X, Dash 16u and Dash 18. Priced from $8,000 to $23,000, the Company offers a product for any budget. The Dash 8X is the latest portable data acquisition recorder to be introduced. With such leading edge technology as a touchscreen display, integral web browser and network interface, the Dash 8X is an important troubleshooting tool for virtually any environment.

Ruggedized Printers and Ethernet Switches

The Company also manufactures a line of ruggedized printers and Ethernet switches. The ToughWriter 3 is a ruggedized airborne cockpit printer used to print weather maps, communications and other flight critical information. The ToughWriter 3 meets MIL-STD requirements for shock, vibration and temperature, making it ideal for use on both commercial and military aircraft.

The ToughSwitch is an eight port, ruggedized Ethernet switch that also meets MIL-STD requirements for shock, vibration and temperature. Designed to withstand the rigors of commercial/military aviation and the harsh environments of the battlefield, the ToughSwitch is ideally suited for applications where standard or industrial grade hubs will not survive.

QLS Products

The Company’s QLS product line is composed of an array of high-technology digital color label printers, automatic labelers, and print and apply systems, as well as labeling software and consumables. Innovative QLS products continue to change the way companies do business by providing just-in-time, in-plant label production capabilities and labeling automation through the Company’s advanced digital thermal transfer printing technologies. QLS’s packaging, barcoding and labeling solutions are used throughout the world.

Digital Color Label Printers

QLS digital color labels printers are designed to print multiple colors, text and barcodes in a single pass on labels, tags and tickets of all kinds. Using Astro-Med’s proprietary MicroCell™ color halftoning technology, these printers create near lithographic quality labels that can be generated on and printed directly from a customer’s personal computer, mainframe or AS/400 midrange computing platform.

In late fiscal year 2002, the Company introduced the new advanced four-color digital label printer, the QLS-4100X. The QLS-4100X, priced at $17,995, is the Company’s fourth-generation process color printer, which incorporates new features deriving from the Company’s research and development, thermal printing experience, and feedback from users around the world.

With the Company’s patented Ribbon Ration™ technology for economizing thermal transfer ribbon, enhanced mechanical design for precise color registration, robust performance for long runs, and more user-friendly operation, the QLS-4100X is QLS’s flagship.

QLS’s digital color label printer offering also includes the following models: the QLS-2000, QLS-2001, QLS-3000, and QLS-3001. With either two or three print stations, the QLS-2000 and QLS-3000 printers represent the Company’s value line of color printers, providing color-labeling solutions for general product identification applications at price points of $6,550 and $10,995 respectively. The QLS-2001 and QLS-3001 models, priced at $6,995 and $9,995, are used in specialty and niche applications, including the printing of Tyvek pouches used in the packaging of surgical instruments. These models also comprise the core of QLS’s Apparel Printing Systems, designed to print apparel care tags, hang tags and price tickets in manufacturing environments, retail applications, and service bureau operations worldwide.

Marketing of the QLS printers targets applications such as the private labeling of foods and beverages, chemicals and cleaning supplies, pharmaceutical and medical products, personal care products, and others.

Barcode Label Printers

QLS has a new family of barcode label printers: the Pronto series. This new line of low-cost, feature-rich barcode printers includes the Pronto 442 and Pronto 472. Both of these printers have 203 dpi resolution. The Pronto series also includes the high-resolution 400 dpi Pronto 474 and the 8.6” wide Pronto 843. These competitively-priced Pronto models mark the Company’s re-entry into mainline barcode printing applications and serve as important vehicles for the sale of QLS’s thermal transfer ribbon and label products.

QLS’s barcode printer line also includes the robust, industrial monochrome barcode printer, the Top Hand™ QLS-500 printer. With a rugged design for harsh environment applications, the $2,995 Top Hand printer produces labels up to 5 inches wide at speeds of up to 10 inches per second.

QuickLabel Software

An important component of the Company’s digital printing systems is the software that produces the label formatting and the printing functionality required for successful in-plant printing. This software, marketed under the brand name Color QuickLabel™, allows customers to tap the true power inherent in the QuickLabel printers. CQL99, a 32-bit Windows®-based label creation and printing suite, supports high-color imaging, MicroCell™ image halftoning, full network printing, and multiple database compatibility. CQL99 software further advances integration of the QuickLabel Systems printers within today’s high-technology production environments.

QuickLabel Automatic Label Applicators and Print & Apply Systems

To complement the QLS printers, the Company manufactures a complete line of automatic labelers that can apply labels to all types of products, from cartons to primary product packaging to cylindrical containers. Applicator models include the AD-2800 and AD-2600 roll-on label applicators. The Company also offers a high-speed bottle labeling system utilizing its AD-2800 label applicator. The CPA-350, the Company’s ruggedized print and apply system, offers companies the ability to print a label on-demand and apply it to a product as it passes on a conveyor. The CPA-350 can be configured with air tamp, air blast, dual apply or corner wrap applicator heads to apply a label to two sides of the same carton or pallet.

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

Grass-Telefactor enjoys a reputation built on decades of innovative technology and thoughtful design. The clinical product line includes in-lab or in-hospital integrated systems for clinical EEG and PSG (Polysomnography), epilepsy diagnosis and surgery, critical care and intraoperative neuromonitoring. These products offer a variety of features including networking, database and report generation capabilities in addition to powerful data acquisition and analysis tools. Grass-Telefactor utilizes a Windows®-based product line which includes the Beehive™ Millennium used for long term epilepsy monitoring, the Aurora™ digital EEG system and the recently introduced Aurora™ digital PSG system. The products and services offered by Grass-Telefactor are used worldwide by universities, medical centers, and companies engaged in a variety of clinical and research activities.

On the research side, Grass-Telefactor offers a complete solution for any biomedial research project. This product line includes transducers which read signals directly off of a subject, amplifiers that clean up the signals and amplify them to appropriate recording levels, and software that records the information and allows for straightforward analysis and review.

Grass-Telefactor offers a complete line of clinical and research supplies, including stimulators, transducers, electrodes and consumables. The supplies and accessories product line now uses e-commerce to reach an even wider market through the Grass-Telefactor Online Store, www.grass-telefactor.com.

Technology

The core technologies of the Company relate to (1) acquiring data, (2) conditioning the data, (3) displaying the data on hard copy, monitor, or electronic storage media, and finally (4) analyzing the data. All three-product groups of the Company—T&M, QLS and G-T use these technologies.

The Company is continually improving the performance and functionality of core technologies, enabling the Company to lead the competition with innovative products.

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

Manufacturing and Supplies

The Company designs its products and manufactures many of the component parts. The balance of the parts is produced to the Company’s specifications by suppliers. Raw materials required for the manufacture of products, including parts produced to the Company’s specifications, are generally available from numerous suppliers.

Product Development

The Company has maintained an active program of product research and development since its inception. During fiscal 2003, 2002 and 2001, the Company incurred costs of $4.3 million, $3.7 million, and $4.3 million, respectively, on Company-sponsored product development. The Company is committed to product development as a requisite to its growth and expects to continue its focus on research and development efforts in fiscal 2004.

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

The products are sold by direct field sales persons as well as independent dealers and representatives. In the United States, the Company has twenty-two direct field sales people located in major cities from coast to coast specializing in either T&M’s Recorders and Data Acquisitions systems, QLS’s Color Label printers and media systems, or G-T Neurological Instrumentation products. Additionally, the Company has direct field sales and service centers in Canada, England, France, Germany, Italy and Holland. In the remaining parts of the world, the Company utlitizes approximately 80 independent dealers and representatives selling and marketing its products in 40 countries. In fiscal 2003, 27% of the Company’s revenues were from international sales.

The Company has a number of competitors in each of the three products groups and markets that it serves. In the T&M area, the Company feels that it leads the field in Data Acquisition Recorders. It competes with the Gould Instrument Division of Nicolet, a Thermo Electron company and Western Graphtec, the US subsidiary of Graphtec, a Japanese company.

In the Color Label Printer product group, the Company believes it leads the world in color printing using the thermal transfer printing technology. The Company introduced the very first thermal transfer color printers late in 1995 and to this date faces only one competitor, TEC.

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

No single customer accounted for 10% of the Company’s net sales in any of the last three fiscal years. The Company’s products were sold to approximately 5,000 customers.

International Sales

The Company had a Foreign Sales Corporation subsidiary that qualified for certain tax benefits on its exports. Effective December 31, 2001, the Company dissolved this subsidiary as a result of rule changes made by the World Trade Organization and tax authorities.

In fiscal 2003, 2002 and 2001, net sales to customers in various geographic areas outside the United States, primarily in Canada and Western Europe, amounted to $13.0 million, $13.8 million, and $13.9 million, respectively.

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

Other Information

The Company’s business is not seasonal in nature.

Most of the Company’s products are generally warranted for one year against defects in materials or workmanship. Warranty expenses have generally averaged approximately $240,500 a year for the Company’s last five fiscal years.

As of March 21, 2003 the Company employed approximately 335 persons. The Company is generally able to satisfy its employment requirements. No employees are represented by a union. The Company believes that employee relations are good.

Item 2.   Properties

The following table sets forth information regarding the Company’s principal owned properties, all of which are included in the consolidated balance sheet appearing elsewhere in this report.

Location	Approximate Square Footage	Principal Use
West Warwick, RI	116,000	Corporate headquarters, research and development, manufacturing
Braintree, MA	91,000	Manufacturing
Slough, England	1,700	Sales and service

The Company also leases facilities in eight locations. The following information pertains to each location:

Location	Approximate Square Footage	Principal Use
West Conshohocken, PA	2,500	Sales and service
Longueuil, Quebec, Canada	3,800	Sales and service
Rodgau, Germany	3,014	Manufacturing, sales and service
Trappes, France	2,164	Sales and service
Zwolle, Netherlands	1,300	Sales and service
Schaumburg, IL	1,131	Sales and service
Costa Mesa, CA	980	Sales and service
Milano, Italy	753	Sales and service

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

Item 4.   Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the Company’s security holders, through solicitation of proxies or otherwise, during the last quarter of the period covered by this report.

PART II

Item 5.   Market for the Registrant’s Common Stock and Related Stockholder Matters

The Company’s common stock trades on The NASDAQ Stock Market under the symbol ALOT. The following table sets forth dividend data and the range of high and low closing prices, as furnished by NASDAQ, for the periods indicated.

Years Ended January 31,	High	Low	Dividends Per Share
2003
First Quarter	$4.30	$3.55	$0.04
Second Quarter	$4.45	$3.40	$0.04
Third Quarter	$4.10	$3.10	$0.04
Fourth Quarter	$4.25	$2.99	$0.04
2002
First Quarter	$5.00	$3.87	$0.04
Second Quarter	$4.94	$4.10	$0.04
Third Quarter	$4.40	$3.40	$0.04
Fourth Quarter	$4.48	$3.50	$0.04

The Company had approximately 390 shareholders of record on March 21, 2003, which does not reflect shareholders with beneficial ownership in shares held in nominee name.

Shareholder Services

Shareholders of Astro-Med, Inc. who desire information about the Company are invited to contact the Investor Relations Department, Astro-Med, Inc., 600 East Greenwich Avenue, West Warwick, RI 02893 or call (401) 828-4000. Visit our Investor Relations website at www.astro-med.com. We make available free of charge on our Internet website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

Dividend Policy

The Company began a program of paying annual cash dividends in the second quarter of fiscal 1992. Previously, no cash dividends had been declared or paid by the Company since inception. The Company anticipates that it will continue to pay cash dividends on a annual basis.

Item 6.   Selected Financial Data

(Dollars in Thousands, Except Per Share Amounts)

	2003	2002	2001	2000	1999
Results of Operations:
Net Sales	$48,973	$49,391	$51,688	$46,143	$42,166
Net Income (Loss)	$(1,882)	$(233)	$302	$937	$496
Net Income (Loss) per Common Share—Basic and Diluted	$(0.44)	$(0.05)	$0.07	$0.21	$0.11
Dividends Declared per Common Share	$0.16	$0.16	$0.16	$0.16	$0.16
Financial Condition:
Working Capital	$18,825	$21,455	$21,908	$22,453	$25,507
Total Assets	$35,210	$38,404	$41,059	$45,385	$41,754
Long-Term Debt, less Current Maturities	$—	$—	$25	$72	$17

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Fiscal 2003 compared to Fiscal 2002

The Company’s sales in fiscal 2003 were $49.0 million, down less than 1.0% from the prior year’s sales of $49.4 million. Domestic sales increased $0.3 million to $36.0 million, a 1.0% increase over fiscal 2002, while international sales declined $0.7 million to $13.0 million.

Gross profit decreased 5.3% to $18.1 million in fiscal 2003 from $19.1 million in fiscal 2002. The Company’s gross profit margin declined to 36.9% from 38.7%. The decline in gross profit can be attributed primarily to the change in sales mix.

Selling, general and administrative spending (SG&A) declined 7.5% to $14.9 million from $16.1 million. The decline in SG&A expenses can be attributed to lower personnel costs, lower advertising expenses, lower commissions and the elimination of goodwill amortization. Research & Development (R&D) expenses increased to $4.3 million in fiscal 2003 from $3.7 million in fiscal 2002. R&D as a percentage of sales increased to 8.8% in this fiscal year as compared 7.6% in the prior year.

In fiscal year 2003, the Company implemented an organizational restructuring in an effort to reduce costs and streamline operations. The restructuring included workforce reductions in all areas of the Company and a significant curtailment of its Pennsylvania research facility. The Company eliminated 28 employees or approximately 8% of its workforce. In fiscal 2003, the Company recorded $490,000 of restructuring and impairment charges. These charges included $364,000 of severance and related termination benefit costs and a $126,000 charge to write-down the value of equipment used at the research facility. At January 31, 2003, $336,000 of severance and related termination benefit costs were accrued. The majority of these costs will be paid in the first quarter of fiscal year 2004. The Company anticipates eliminating approximately $2.0 million of payroll and other costs through the workforce reduction.

Interest and dividend income declined in fiscal 2003 to $198,000 from $248,000 in fiscal 2002. The decrease is due to lower yields on investments. Other income/expense, net for fiscal 2003 was $329,000 as compared to last fiscal year’s other income/expense, net of $192,000. The favorable $137,000 change in other income/expense, net is attributed primarily to $145,000 of favorable foreign exchange gains during fiscal 2003.

The Company recorded a tax expense of $0.8 million for fiscal 2003. This provision was primarily the result of providing a full valuation allowance for the Company’s deferred tax assets. The Company had previously provided valuation allowances only for certain foreign losses. As a result of a review undertaken at January 31, 2003 and our cumulative loss position at that date, management concluded that it was appropriate to establish a full valuation allowance for its net deferred tax assets.

The Company reports three segments that mirror the Company’s sales product groups (i.e., T&M, QLS and G-T). The Company evaluates segment performance based on the operating segment’s profit before corporate and financial administration expenses.

The following table summarizes selected financial information by segment:

(in thousands)	Sales			Segment Operating Profit			Operating Profit %
	2003	2002	2001	2003	2002	2001	2003	2002	2001
T&M	$11,943	$12,057	$13,905	$1,021	$675	$1,639	8.5%	5.6%	11.8%
QLS	21,546	20,928	19,891	114	863	1,295	0.5%	4.1%	6.5%
Grass-Telefactor	15,484	16,406	17,892	316	817	535	2.0%	5.0%	3.0%

Total	$48,973	$49,391	$51,688	$1,451	$2,355	$3,469	3.0%	4.8%	6.7%

Corporate Expenses				3,039	3,083	3,388

Operating (Loss) Income				(1,588)	(728)	81
Other Income				526	436	321

(Loss) Income Before Income Taxes				(1,062)	(292)	402
Income Taxes Expense (Benefit)				820	(59)	100

Net (Loss) Income				$(1,882)	$(233)	$302

The operating results of each segment are summarized as follows:

T&M’s sales decreased to $11.9 million in fiscal 2003 from $12.1 million, approximately a 1% decrease from the previous year. Both T&M’s domestic and international sales were 1% lower than the prior year. T&M’s segment profit margin improved to 8.5% in fiscal 2003 from 5.6% in the previous year. The improvement in T&M’s margin can be attributed to a favorable change in sales mix resulting from the increased sales of the Dash 18 recorder and the ruggedized airborne cockpit printer, partially offset by a decline in Everest sales. In addition, T&M’s margins improved as a result of lower materials costs resulting from bringing the production of certain components in-house.

QLS’s sales increased to $21.6 million in fiscal 2003 from $20.9 million, a 3.0% increase over the previous year. Fiscal 2003 domestic sales were 2.3% higher than the previous year. International sales were 4.3% higher than the previous year. Although, QLS’s sales were up for the year there was a significant change in the composition of QLS’s sales. QLS’s media sales increased 16.6% over the prior year while QLS’s printer system sales declined by 18.9%. QLS’s fiscal 2003 segment profit margin declined to 0.5% down from 4.1% in the previous year. The decline in margin is primarily attributed to the significant change in sales mix between QLS’s printer system and media products. In addition, QLS’s results include a restructuring charge of $30,000.

G-T’s sales decreased to $15.5 million in fiscal 2003 from $16.4 million, a 5.5% decrease over the previous year. The decline in G-T’s sales is attributed to a 23.3% decrease in G-T international sales. Domestic sales were up 1.1% over the previous year. The G-T’s segment operating margin declined to 2.0% in fiscal 2003 from 5.0% in the previous year. The decline in margin is primarily attributed to the $413,000 restructuring and impairment charge incurred in fiscal 2003.

Fiscal 2002 compared to Fiscal 2001

The Company’s sales in fiscal 2002 decreased $2.3 million to $49.4 million, a 4.7% decrease over fiscal 2001 sales of $51.7 million. Domestic sales declined $2.2 million to $35.6 million a 6.6% decrease over fiscal 2001, while international sales declined $0.1 million to $13.8 million.

Gross profit decreased 8.2% to $19.1 million in fiscal 2002 from $20.8 million in fiscal 2001. The Company’s gross profit margin declined to 38.7% from 40.2%. The decline in gross profit can be attributed primarily to the decline in sales, lower margins on T&M’s new products and lower margins on QLS products.

Selling, general and administrative spending (SG&A) declined 2.4% to $16.1 million from $16.5 million. Research & Development (R&D) expenses declined to $3.7 million in fiscal 2002 from $4.3 million in fiscal 2001. R&D as a percentage of sales declined to 7.6% in this fiscal year as compared 8.2% in the prior year. The decline in both the SG&A and R&D expenses can be attributed to the workforce reductions undertaken over the past two years and certain temporary lay-offs at the end of fiscal 2002.

Interest and dividend income declined in fiscal 2002 to $248,000 from $458,000 in fiscal 2001. The decrease is due to lower investment levels and lower yields on investments. Other income for fiscal 2002 was $192,000 as compared to last fiscal year’s expense of $126,000. The favorable $318,000 change in other income/expense, net is attributed primarily to the following; a $165,000 gain on the settlement of litigation, $68,000 of grant income relating to research performed for the National Institute of Health, and a $94,000 improvement in foreign exchange losses. In the prior year, the net foreign exchange loss was $116,000 as compared to a net foreign exchange loss for the current year of $22,000.

The Company reports three segments that mirror the Company’s sales product groups (i.e., T&M, QLS and G-T). The Company evaluates segment performance based on the operating segment’s profit before corporate and financial administration expenses.

The operating results of each segment are summarized as follows:

T&M’s sales decreased to $12.1 million in fiscal 2002 from $13.9 million, a 12.9% decrease from the previous year. Both T&M’s domestic and international sales were lower as a result of the delays in the introduction of the new Dash 18 recorder. The decline in T&M sales can also be attributed to the 34% decrease in international sales. T&M’s segment profit margin declined to 5.6% in fiscal 2002 from 11.8% in the previous year. The decline in T&M’s margin is attributed to higher material costs and manufacturing inefficiencies associated with its new state-of-the-art products.

QLS’s sales increased to $20.9 million in fiscal 2002 from $19.9 million, a 5.0% increase over the previous year. Fiscal 2002 domestic sales were essentially flat with the previous year and fiscal 2002 international sales were 17.8% higher than the previous year. QLS’s fiscal 2002 segment profit margin declined to 4.1% down from 6.5% in the previous year. The decline in margin is attributed to higher international sales with lower margins.

G-T’s sales decreased to $16.4 million in fiscal 2002 from $17.9 million, an 8.4% decrease over the previous year. The decline in G-T’s sales is attributed to the lower domestic clinical sales resulting from the delay in the introduction of the new PSG (sleep) software application and high turnover in the clinical sales force. The G-T segment operating margin improved to 5.0% in fiscal 2002 from 3.0% in the previous year. The margin improvement can be attributed to the workforce reduction undertaken over the last two years.

Changes in the effective income tax rate from year to year are explained in Note 6 of Notes to Consolidated Financial Statements included elsewhere herein.

Liquidity and Capital Resources

The Company expects to finance its future working capital needs, capital expenditures and acquisition requirements through internal funds. To the extent the Company’s capital and liquidity requirements are not satisfied internally, the Company may utilize a $2.0 million unsecured bank line of credit, all of which is currently available. Borrowings under this line of credit bear interest at the bank’s prime rate.

The Company’s Statements of Cash Flows for the three years ending January 31, 2003, 2002 and 2001 are included on page 30. Net cash flow provided by operating activities in fiscal year 2003 and 2002 were $2.7 million and $1.3 million, respectively. The increase in net cash flow from operations in fiscal 2003 is attributed primarily to the lower accounts receivable and inventory balances and the timing of payments to vendors. Working capital balances at January 31, 2003 were $18.8 million, a 13% reduction from the $21.5 million at January 31, 2002. The composition of fiscal 2003 year-end working capital balance includes cash and marketable securities of $7.3 million as compared to $5.9 million of cash and marketable securities at the end of last year. The Company’s cash collection cycle decreased to 53 days sales outstanding from the prior year’s 60 days.

Net cash flow used by investing activities was $1.3 million in fiscal 2003. Net cash flow provided by investing activities in fiscal 2002 and 2001 were $1.2 million and $0.9 million, respectively. The significant change in the cash flow in investing activities in 2003 versus the previous two years is attributed to the fact the Company liquidated certain securities available for sale in 2002 and 2001 to fund its cash requirements. Capital expenditures were $0.6 million, $0.9 million and $1.2 million in fiscal 2003, 2002 and 2001, respectively.

Net cash used by financing activities was $0.7 million in fiscal 2003, $0.7 million in fiscal 2002 and $1.5 million in fiscal 2001. Dividends paid for the three-years ended fiscal 2003, 2002, and 2001 were $0.7 million, respectively. The Company’s annual dividend per share was $0.16 in all three years. In fiscal 2001, the Company repurchased common stock at a cost of $0.8 million. Since the inception of the stock buy back program in fiscal 1997, the Company has repurchased 867,824 shares of its common stock. At January 31, 2003, the Company has Board of Directors’ authorization to purchase an additional 290,000 shares of the Company’s common stock in the future.

Other

The Company has a contingent obligation relating to the Telefactor acquisition that requires the Company to pay additional consideration to the sellers if certain sales amounts are achieved during the seventy-two months following the closing of the transaction. The purchase and sales agreement contains a clause which will require the Company to pay additional purchase price of up to $3,000,000 if certain sales levels are achieved. The earnout provision is effective over a period of 72 months. At January 31, 2003, no additional consideration was owed to the sellers.

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and could potentially result in materially different results under different assumptions and conditions. We believe that our most critical accounting policies upon which our financial condition depends, and which involve the most complex or subjective decisions or assessments are as follows:

Revenue Recognition:  The majority of the Company’s product sales are recorded at the time of shipment and when persuasive evidence of an arrangement exists, the price to the buyer is fixed or determinable and collectibility is reasonably assured. Provisions are made at the time the related revenue is recognized for the cost of any installation obligations. When other significant obligations remain after products are delivered, revenue is recognized only after such obligations are fulfilled.

Warranty Claims and Bad Debts:  Provisions for the estimated costs for future product warranty claims and bad debts are recorded in cost of sales and selling, general and administrative expense, respectively, at the time a sale is recorded. The amounts recorded are generally based upon historically derived percentages while also factoring in any new business conditions that might impact the historical analysis such as new product introduction for warranty and bankruptcies of particular customers for bad debts. The Company also periodically evaluates the adequacy of its reserves for warranty and bad debts recorded in its consolidated balance sheet as a further test to ensure the adequacy of the recorded provisions. Warranty claims can extend far into the future and bad debt analysis often involves subjective analysis of a particular customer’s ability to pay. As a result, significant judgment is required by the Company in determining the appropriate amounts to record and such judgments may prove to be incorrect in the future. The Company believes that its procedures for estimating such amounts are reasonable and historically have not resulted in material adjustments in subsequent periods when the estimates are adjusted to the actual amounts.

Customer Returns:  Customer returns are recorded on an actual basis throughout the year and also include an estimate at the end of each reporting period for future customer returns related to sales recorded prior to the end of the period. The Company generally estimates customer returns based upon its historical experience while making adjustments for any changes in business conditions.

Inventories:  Inventories are stated at the lower of cost (first-in, first-out) or market. The Company records provisions to write-down obsolete and excess inventory to its estimated net realizable value. The process for evaluating obsolete and excess inventory consists of the Company analyzing the inventory supply on hand and estimating the net realizable value of the inventory based on historical experience, current business conditions and anticipated future sales.

Income taxes:  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes. This SFAS requires that deferred income taxes be determined based on estimated future tax effects of differences between the tax and book bases of assets and liabilities considering the provisions of enacted tax laws. The Company has historically had prepaid income tax assets due principally to the unfavorable tax consequences of recording expenses for required book reserves for such things as, bad debts, inventory valuation, and warranty that cannot be deducted for income tax purposes until such expenses are actually paid. The Company’s deferred tax liabilities consist primarily of favorable tax consequences associated with accelerated depreciation methods for tax purposes. SFAS No. 109 requires that a valuation allowance be established when it is “more likely than not” that all or a portion of deferred tax assets will not be realized. A review of all available positive and negative evidence needs to be considered, including the Company’s performance, the market environment in which the Company operates, length of carryforwards periods, existing sales backlog and future sales projections. We had previously provided valuation allowances only for future tax benefits resulting from certain foreign losses. However, where there are cumulative losses in recent years, SFAS 109 creates a strong presumption that a valuation allowance is needed. This presumption can be overcome in very limited circumstances. As a result of our cumulative loss position at January 31, 2003 and the increased uncertainty relative to the timing of profitability in future periods, we concluded that is was appropriate to establish a valuation allowance for our entire net deferred tax asset. The Company established a full valuation allowance for our remaining deferred tax assets. As a result, the valuation allowance for deferred tax assets increased from $105,000 at January 31, 2002 to $1.4 million at January 31, 2003. We expect to record a full valuation allowance on future tax benefits until we can sustain an appropriate level of profitability and until such time, we would not expect to recognize any significant tax benefits in our future results of operations, except as those benefits are realized on the tax return.

Long-Lived Asset and Goodwill:  The impairment of Long-lived assets to be held and used are reviewed for impairment in accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Measurement of an impairment loss for long-lived assets that management expects to hold and use is based on the fair value of the asset. Goodwill impairment reviews are performed in accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets”. The Company performs the goodwill impairment review in the fourth quarter of each fiscal year, unless events or circumstances change.

New Accounting Pronouncements

In November 2002, FASB Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” was issued. The interpretation provides guidance on the guarantor’s accounting and disclosure requirements for guarantees, including indirect guarantees of indebtedness of others. The Company has adopted the disclosure requirements of the interpretation as of January 31, 2003. The accounting guidelines are applicable to guarantees issued after December 31, 2002 and require that the Company record a liability for the fair value of such guarantees in the balance sheet.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” which amended SFAS No. 123, “Accounting for Stock-Based Compensation”. This

Statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. It also amends the disclosure provisions to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. The provisions of this Statement are to be applied to financial statements for fiscal years ending after December 15, 2002. As permitted by the Statement, the Company does not plan to adopt the fair value recognition provisions at this time. The Company has adopted the disclosure provisions of this Statement as of January 31, 2003.

In January 2003 FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” was issued. This interpretation requires a company to consolidate variable interest entities (“VIE”) if the enterprise is a primary beneficiary (holds a majority of the variable interest) of the VIE and the VIE passes specific characteristics. It also requires additional disclosures for parties involved with VIEs. The provisions of this interpretation are effective in fiscal year 2004. The Company does not expect the adoption of this interpretation will have an impact on its consolidated financial position or results in operation.

Item 7A.   Quantitative and Qualitative Disclosures about Market Risk

Foreign Exchange Risk

The Company’s financial results are affected by changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which products are sold. The Company’s primary currency exposures are European Common Currency (Euro), British Pound, and Canadian Dollar. At January 31, 2003, the Company’s investment in foreign assets was $0.8 million. An overall unfavorable change in foreign exchange rates of 10% would have resulted in an additional net loss of approximately $86,000 and a $240,000 reduction in shareholders’ equity as a result of the impact on the cumulative translation adjustment.

The Company, on occasion, utilizes foreign exchange option contracts to minimize its exposure associated with unfavorable changes in foreign exchanges rates on certain foreign denominated receivables. At January 31, 2003, the Company did not have any open contracts. The functional currencies of the Company’s foreign affiliates are their respective local operating currencies, which are translated for consolidated financial reporting purposes into U.S. dollars.

Item 8.   Financial Statements and Supplementary Data

The consolidated financial statements required under this item are submitted as a separate section of this report on the pages indicated at Item 15(a)(1). The supplementary data regarding annual results of operations is set forth in the following table.

ANNUAL FINANCIAL DATA (Unaudited)

(Dollars in Thousands, Except Per Share Amounts)

	Quarters Ended
	May 4, 2002	August 3, 2002	November 2, 2002	January 31, 2003*
Net Sales	$11,381	$12,923	$11,747	$12,922
Gross Profit	$3,808	$4,856	$4,390	$5,031
Net Income (Loss)	$(632)	$156	$(311)	$(1,095)
Net Income (Loss) Per Common Share—Basic and Diluted	$(0.15)	$0.04	$(0.07)	$(0.26)

	May 5, 2001	August 4, 2001	November 3, 2001	January 31, 2002
Net Sales	$12,436	$12,132	$12,399	$12,424
Gross Profit	$5,052	$4,766	$4,441	$4,847
Net Income (Loss)	$150	$(194)	$(230)	$41
Net Income (Loss) Per Common Share—Basic and Diluted	$0.04	$(0.05)	$(0.05)	$0.01

*	During the fourth quarter of January 31, 2003, the Company incurred a restructuring charge of $490,000 and a deferred tax asset valuation charge of $1.3 million.

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On June 28, 2002, the Company filed a Current Report on Form 8-K reporting under Item 4—changes in Registrant’s Certifying Accountant that the Board of Directors replaced Arthur Andersen LLP as Astro-Med, Inc.’s independent public accountants and on July 9, 2002, the Company filed a Current Report on Form 8-K reporting under Item 4—changes in Registrant’s Certifying Accountant that the Board of Directors engaged Ernst & Young LLP to serve as Astro-Med, Inc.’s independent public accountants for its fiscal year ending January 31, 2003.

PART III

Item 10.   Directors and Executive Officers of the Registrant

The response to this item is incorporated by reference to the Company’s definitive proxy statement for the 2003 annual meeting of shareholders.

The following is a list of the names and ages of, and the positions and offices presently held by, all executive officers of the Company. All officers serve at the pleasure of the Board of Directors.

Name	Age	Position
Albert W. Ondis	77	Chairman, Chief Executive Officer and Director
Everett V. Pizzuti	66	President, Chief Operating Officer and Director
Joseph P. O’Connell	59	Vice President and Treasurer, Chief Financial Officer
John B. Chatten	75	President, Grass—Telefactor Product Group
Elias G. Deeb	60	Vice President—Media Products
Michael J. Sullivan	52	Vice President and Chief Technology Officer
Stephen M. Petrarca	40	Vice President—Instrument Manufacturing
Michael F. Silveira	37	Corporate Controller

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

Mr. Pizzuti was previously a Vice President of the Company functioning as Chief Operating Officer since 1971.

Mr. O’Connell joined the Company in 1996. He previously held senior financial management positions with Cherry Tree Products Inc., IBI Corporation and Dennison Manufacturing Company. Mr. O’Connell is also Assistant Secretary of the Company.

Mr. Chatten joined the Company in December 1999 as President of Grass-Telefactor Product Group. Prior to that, Mr. Chatten was founder and President of Telefactor Corporation which was acquired by Astro-Med in December 1999.

Mr. Deeb has held the position identified since 1987. In 1985, he was named General Manager—Media Products after having been Vice President and General Manager since 1981 of a business sold by the Company in 1984.

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

Item 11.   Executive Compensation

The response to this item is incorporated by reference to the Company’s definitive proxy statement for the 2003 annual meeting of shareholders.

Item 12.   Security Ownership of Certain Beneficial Owners and Management

The response to this item is incorporated by reference to the Company’s definitive proxy statement for the 2003 annual meeting of shareholders.

Equity Compensation Plan Information

The following table sets forth information about the Company’s equity compensation plans as of January 31, 2003:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuances Under Equity Compensation Plans
Equity Compensation Plans Approved by Security Holders	(1)	$6.03	(2)
Equity Compensation Plans Not Approved by Security Holders	—	N/A	—
Total	(1)	$6.03	(2)

(1)	Includes 1,277,075 shares issuable upon exercise of outstanding options granted under the Company’s incentive stock option plans and 722,500 shares issuable upon exercise of outstanding options granted under the Company’s non-qualified stock option plans under which options may be granted to officers and key employees and 24,000 shares issuable upon exercise of outstanding stock options granted under the Astro-Med, Inc. Non-Employee Director Stock Option Plan.

(2)	Includes 12,000 shares available for issuance under the Astro-Med, Inc. 1993 Incentive Stock Option Plan, 335,300 shares under the Astro-Med, Inc. 1997 Incentive Stock Option Plan, 427,500 shares under the Astro-Med, Inc. 1998 Non-Qualified Stock Option Plan and 6,000 shares reserved for issuance under the Astro-Med, Inc. Non-Employee Director Stock Option Plan.

Additional information regarding these equity compensation plans is contained in Note 5 to the Company’s Consolidated Financial Statements included in Item 15 hereto.

Item 13.   Certain Relationships and Related Transactions

The response to this item is incorporated by reference to the Company’s definitive proxy statement for the 2003 annual meeting of shareholders.

PART IV

Item 14.   Controls and Procedures

Within the 90 days prior to the date of the Form 10-K, the Company conducted an evaluation under the supervision and with the participation of the Company’s management, including the Chairman of the Board (serving as the principal executive officer) and the Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based on that evaluation, the Chairman of the Board and the Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this annual report has been made known to them in a timely fashion. There have been no significant changes in the Company’s internal controls or, to the Company’s knowledge, in other factors that could significantly affect internal controls, subsequent to the date the Chairman of the Board and Chief Financial Officer completed their evaluation.

Item 15.   Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(1) Financial Statements:

The following consolidated financial statements of Astro-Med, Inc. and subsidiaries are incorporated by reference in Item 8:

Page
Report of Independent Auditors	25-26
Consolidated Balance Sheets as of January 31, 2003 and 2002	27
Consolidated Statements of Operations—Years Ended January 31, 2003, 2002 and 2001	28
Consolidated Statements of Comprehensive Income (Loss) and Changes in Shareholders’ Equity—Years Ended January 31, 2003, 2002, and 2001	29
Consolidated Statements of Cash Flows—Years Ended January 31, 2003, 2002, and 2001	30
Notes to Consolidated Financial Statements	31-41

(a)(2) Financial Statement Schedules:

Schedule II—Valuation and Qualifying Accounts and Reserves— Years Ended January 31, 2003, 2002, and 2001	42

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore, have been omitted.

(a)(3) Exhibits:

Exhibit Number

(3A)

Articles of Incorporation of the Company and all amendments thereto (filed as Exhibit No. 3A to the Company’s report on Form 10-Q for the quarter ended August 1, 1992 and by this reference incorporated herein).

(3B)	By-laws of the Company and all amendments thereto (filed as Exhibit No. 3B to the Company’s report on Form 10-Q for the quarter ended July 30, 1988 and by this reference incorporated herein).

(4)	Specimen form of common stock certificate of the Company (filed as Exhibit No. 4 to the Company’s report on Form 10-K for the year ended January 31, 1985 and by this reference incorporated herein).

(10.1)	Astro-Med, Inc. 1989 Non-Qualified Stock Option Plan, as amended, filed as Exhibit 4.3 to Registration Statement on Form S-8, Registration No. 333-32317 and incorporated by reference herein. (a)

(10.2)	Astro-Med, Inc. 1989 Incentive Stock Option Plan, as amended, filed as Exhibit 28 to Registration Statement on Form S-8, Registration No. 333-43700, and incorporated by reference herein. (a)

(10.3)	Astro-Med, Inc. 1993 Incentive Stock Option Plan filed as Exhibit 4.3 to Registration Statement on Form S-8, Registration No. 333-24127, and incorporated by reference herein. (a)

(10.4)	Astro-Med, Inc. Non-Employee Director Stock Option Plan filed as Exhibit 4.3 to Registration Statement on Form S-8, Registration No. 333-24123, and incorporated by reference herein. (a)

Exhibit Number

(10.5)

Astro-Med, Inc. 1997 Incentive Stock Option Plan, as amended, filed as Exhibit 4.3 to Registration Statements on Form S-8, Registration Nos. 333-32315, 333-93565 and 333-44414, and incorporated by reference herein. (a)

(10.6)

Astro-Med, Inc. 1998 Non-Qualified Stock Option Plan, as amended, filed as Exhibit 4.3 to Registration Statement on Form S-8, Registration Nos. 333-62431 and 333-63526, and incorporated by reference herein.

(10.7)	Employment Agreement between Astro-Med, Inc. and John B. Chatten dated as of December 14, 1999(a).

(10.8)	Astro-Med, Inc. Management Bonus Plan (Group III) (a).

(21)	List of Subsidiaries of the Company. See page 23.

(23)	Consent of Independent Auditors. See page 23.

(23.1)	Consent of Independent Public Auditors. See page 24.

(99.1)	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(99.2)	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(a)	Management contract or compensatory plan or arrangement.

(b)	Reports on Form 8-K:

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 11, 2003	ASTRO-MED, INC. (Registrant) By: /s/ ALBERT W. ONDIS (Albert W. Ondis, Chairman)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Name	Title	Date

/S/ ALBERT W. ONDIS Albert W. Ondis	Chairman and Director (Principal Executive Officer)	April 11, 2003

/S/ EVERETT V. PIZZUTI Everett V. Pizzuti	President and Director (Principal Operating Officer)	April 11, 2003

/S/ JOSEPH P. O’CONNELL Joseph P. O’Connell	Vice President and Treasurer (Principal Financial Officer)	April 11, 2003

/S/ MICHAEL F. SILVEIRA Michael F. Silveira	Controller (Principal Accounting Officer)	April 11, 2003

/S/ JACQUES V. HOPKINS Jacques V. Hopkins	Director	April 11, 2003

ASTRO-MED, INC

CERTIFICATIONS PURSUANT TO SECTION 302 OF

THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, Albert W. Ondis, certify that:

1.  I have reviewed this annual report on Form 10-K of Astro-Med, Inc;

2.  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.  The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 11, 2003

/S/    ALBERT W. ONDIS

A.W. Ondis, Chairman

(Principal Executive Officer)

CERTIFICATION

I, Joseph P. O’Connell, certify that:

1.  I have reviewed this annual report on Form 10-K of Astro-Med, Inc;

2.  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 11, 2003

/s/    JOSEPH P. O’CONNELL

Joseph P. O’Connell

Vice President and Treasurer

(Principal Financial Officer)

EXHIBIT 21

LIST OF SUBSIDIARIES OF THE COMPANY

Name	Jurisdiction of Organization
AWO, Inc.	Delaware
Astro-Med SRL	Italy
Astro-Med GMBH	Germany

EXHIBIT 23

CONSENT OF INDEPENDENT AUDITORS

We consent to the incorporation by reference in Registration Statements (Form S-8: Nos. 2-21081, 333-43700, 333-24127, 333-32315, 333-93565, 333-44414, 333-32317, 333-62431, 333-63526 and 333-24123) pertaining to employee benefit and stock option plans of Astro-Med, Inc. of our report dated March 14, 2003, with respect to the consolidated financial statements and schedule of Astro-Med, Inc. included in the Annual Report (Form 10-K) for the year ended January 31, 2003.

ERNST & YOUNG LLP

Providence, Rhode Island

April 8, 2003

EXHIBIT 23.1

EXPLANATION CONCERNING ABSENCE OF CURRENT

WRITTEN CONSENT OF ARTHUR ANDERSEN LLP

On July 9, 2002, Astro-Med, Inc. (the “Company”) announced that it had appointed Ernst & Young LLP to replace Arthur Andersen LLP as its independent public accountants. Prior to the date of this report, the Arthur Andersen partners who reviewed the Company’s audited financial statements as of January 31, 2002 and January 31, 2001 and for the years then ended resigned from Arthur Andersen. As a result, after reasonable efforts, the Company has been unable to obtain Arthur Andersen’s updated written consent to the incorporation by reference in this document of Arthur Andersen’s audit reports with respect to the financial statements as of January 31, 2002 and January 31, 2001 and for the years then ended for this Annual Report on Form 10-K. Under these circumstances, Rule 437a under the Securities Act of 1933 permits the Company to omit Arthur Andersen’s updated written consent from this filing, and permits us to incorporate by reference the financial statements, supplementary data and financial statement schedule included herein into present and future registration statements, without the written consent of Arthur Andersen.

Section 11(a) of the Securities Act provides that if any part of a registration statement at the time it becomes effective contains an untrue statement of a material fact or an omission to state a material fact required to be stated therein or necessary to make the statements therein not misleading, any person acquiring a security pursuant to such registration statement (unless it is proved that at the time of such acquisition such person knew of such untruth or omission) may sue, among others, every accountant who has consented to be named as having prepared or certified any part of the registration statement or as having prepared or certified any report or valuation which is used in connection with the registration statement with respect to the statement in such registration statement, report or valuation which purports to have been prepared or certified by the accountant.

As noted above, Arthur Andersen has not consented to the incorporation by reference of its audit reports in this filing, although it has consented to the incorporation by reference of its audit reports contained in the filing of the Company on Form 10-K for the fiscal year ended January 31, 2002. While the extent of any resulting limitations on recovery is unclear, Arthur Andersen may not be liable under Section 11(a) of the Securities Act because it has not consented to being named as an expert in any present or future registration statement into which this Form 10-K may be incorporated by reference or the lack of a currently dated consent could limit the time in which any such liability could be asserted. The Company believes, however, that other persons who may be liable under Section 11(a) of the Securities Act, including the Company’s officers and directors, may still rely on Arthur Andersen’s audit reports as being made by an expert under the due diligence defense provision of Section 11(b) of the Securities Act.

The following is a copy of Arthur Andersen’s consent which was filed in connection with Astro-Med, Inc.’s Form 10-K on April 10, 2002. This consent has not been reissued by Arthur Andersen.

As independent public accountants, we hereby consent to the incorporation of our report dated March 15, 2002, included in this Form 10-K, into the Company’s previously filed Registration Statements on Form S-8: File No. 2-21081 pertaining to the Astro-Med, Inc. Employee Stock Purchase Plan, File No. 33-43700 pertaining to the Astro-Med, Inc. 1989 Incentive Stock Option Plan, File No. 333-24127 pertaining to the Astro-Med, Inc. 1993 Incentive Stock Option Plan, File Nos. 333-32315, 333-93565 and 333-44414 pertaining to the Astro-Med, Inc. 1997 Incentive Stock Option Plan, File No. 333-32317 pertaining to the 1989 Astro-Med, Inc. Non-Qualified Stock Option Plan as amended May 28, 1991, File Nos. 333-62431 and 333-63526 pertaining to the 1998 Astro-Med, Inc. Non-Qualified Stock Option Plan, as amended June 21, 2001 and File No. 333-24123 pertaining to the Astro-Med, Inc. Non-Employee Director Stock Option Plan. It should be noted that we have not audited any financial statements of the Company subsequent to January 31, 2002 or performed any audit procedures subsequent to the date of our report.

ARTHUR ANDERSEN LLP

Boston, Massachusetts

April 10, 2002

REPORT OF INDEPENDENT AUDITORS

To the Shareholders of

Astro-Med, Inc.

We have audited the accompanying consolidated balance sheet of Astro-Med, Inc. (the “Company”) as of January 31, 2003, and the related consolidated statements of operations, comprehensive income (loss) and changes in shareholders’ equity and cash flows for the year then ended. Our audit also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit. The consolidated financial statements of the Company as of January 31, 2002 and for the years ended January 31, 2002 and 2001, were audited by other auditors who have ceased operations and whose report dated March 15, 2002, expressed an unqualified opinion on those statements before the revisions described in Note 1.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2003 financial statements referred to above present fairly, in all material respects, the consolidated financial position of Astro-Med, Inc. at January 31, 2003, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, effective February 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”

As discussed above, the financial statements of Astro-Med, Inc. as of January 31, 2002 and 2001 and for the years then ended were audited by other auditors who have ceased operations. As described in Note 1, these financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards (Statement) No. 142, “Goodwill and Other Intangible Assets”, which was adopted by the Company as of February 1, 2002. Our audit procedures with respect to the disclosures in Note 1 with respect to 2002 and 2001 included (a) agreeing the previously reported net income (loss) to the previously issued financial statements and the adjustments to reported net income (loss) representing amortization expense (including any related tax effects) recognized in those periods related to goodwill to the Company’s underlying records obtained from management, and (b) testing the mathematical accuracy of the reconciliation of adjusted net income (loss) to reported net income (loss), and the related earnings (loss) per share amounts. In our opinion, the disclosures for 2002 and 2001 in Note 1 are appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2002 and 2001 financial statements of the Company other than with respect to such disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2002 and 2001 financial statements taken as a whole.

ERNST & YOUNG LLP

Providence, Rhode Island

March 14, 2003

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To	the Shareholders of Astro-Med, Inc.:

We have audited the accompanying consolidated balance sheets of Astro-Med, Inc. (a Rhode Island Corporation) and subsidiaries as of January 31, 2002 and 2001, and the related consolidated statements of income, comprehensive income and changes in shareholders’ equity and cash flows for each of the three years in the period ended January 31, 2002. These financial statements and schedule referred to below are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index at Item 14(a)(2) is presented for purposes of complying with the Securities and Exchange Commission’s rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

ARTHUR ANDERSEN LLP

Boston, Massachusetts

March 15, 2002

ASTRO-MED, INC.

CONSOLIDATED BALANCE SHEETS

As of January 31, 2003 and 2002

	2003	2002
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$3,217,035	$2,569,721
Securities Available for Sale (Note 2)	4,118,991	3,340,874
Accounts Receivable, net of reserves $366,700 and $352,442, respectively	8,347,375	9,173,568
Inventories (Note 3)	8,900,463	10,243,182
Prepaid Expenses and Other Current Assets (Note 6)	370,342	2,229,660

Total Current Assets	24,954,206	27,557,005

PROPERTY, PLANT AND EQUIPMENT
Land and Improvements	401,566	398,191
Buildings and Improvements	7,415,860	7,280,097
Machinery and Equipment (Note 11)	16,424,422	15,780,015

	24,241,848	23,458,303
Less Accumulated Depreciation	(16,891,169)	(15,478,613)

	7,350,679	7,979,690

OTHER ASSETS
Goodwill (Notes 1 and 10)	2,310,798	2,310,798
Amounts Due from Officers	480,314	480,314
Other	113,881	76,422

	2,904,993	2,867,534

	$35,209,878	$38,404,229

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts Payable	$2,423,260	$3,325,133
Accrued Compensation (Note 11)	1,768,777	1,114,490
Accrued Expenses (Note 12)	1,928,834	1,637,826
Current Maturities of Long-Term Debt (Note 4)	8,290	24,755

Total Current Liabilities	6,129,161	6,102,204

DEFERRED INCOME TAXES (Note 6)	—	876,867

COMMITMENTS AND CONTINGENCIES (Notes 7 and 10)

SHAREHOLDERS’ EQUITY (Note 5)
Preferred Stock, $10 Par Value, Authorized 100,000 Shares, Issued None	—	—
Common Stock, $0.05 Par Value, Authorized 13,000,000 Shares, Issued 5,168,367 and 5,165,027, respectively	258,418	258,251
Additional Paid-in Capital	5,647,568	5,636,570
Retained Earnings	29,190,013	31,753,694
Treasury Stock, at Cost, 897,895 Shares	(5,860,609)	(5,860,609)
Accumulated Other Comprehensive Loss	(154,673)	(362,748)

	29,080,717	31,425,158

	$35,209,878	$38,404,229

The accompanying notes are an integral part of these financial statements.

ASTRO-MED, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended January 31, 2003, 2002 and 2001

	2003	2002	2001
Net Sales	$48,972,832	$49,390,937	$51,687,763
Cost of Sales	30,887,350	30,284,573	30,895,584

Gross Profit	18,085,482	19,106,364	20,792,179
Costs and Expenses:
Selling, General and Administrative	14,910,990	16,090,402	16,455,696
Research and Development	4,271,783	3,743,516	4,255,434
Restructuring and Impairment Charges (Note 11)	490,225	—	—

	19,672,998	19,833,918	20,711,130

Operating (Loss) Income	(1,587,516)	(727,554)	81,049
Other Income (Expense):
Interest and Dividend Income	197,530	247,813	458,191
Interest Expense	(818)	(3,903)	(11,051)
Other, net	329,078	191,837	(125,700)

	525,790	435,747	321,440

(Loss) Income before Income Taxes	(1,061,726)	(291,807)	402,489
Income Taxes Expense (Benefit)	820,042	(58,706)	100,000

Net (Loss) Income	$(1,881,768)	$(233,101)	$302,489

Net (Loss) Income Per Common Share—Basic and Diluted	$(0.44)	$(0.05)	0.07

Weighted Average Number of Common Shares Outstanding— Basic	4,268,506	4,259,423	4,386,852

Weighted Average Number of Common Shares Outstanding—Diluted	4,268,506	4,259,423	4,407,632

Dividends Declared Per Common Share	$0.16	$0.16	$0.16

The accompanying notes are an integral part of these financial statements.

ASTRO-MED, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME AND CHANGES IN SHAREHOLDERS’ EQUITY

Years Ended January 31, 2003, 2002 and 2001

	2003	2002	2001
Comprehensive (Loss) Income
Net (Loss) Income	$(1,881,768)	$(233,101)	$302,489
Other Comprehensive Income (Loss), Net
Foreign currency translation adjustments	207,798	(142,454)	(52,303)
Unrealized gain on securities available for sale	277	43,411	270,558

Other comprehensive income (loss), net	208,075	(99,043)	218,255

Comprehensive (Loss) Income	$(1,673,693)	$(332,144)	$520,744

Shareholders’ Equity
Common Stock, $0.05 Par Value:
Balance at beginning of year	$258,251	$258,039	$257,402
Net proceeds from issuance of Company common stock (Note 5)	167	212	637

Balance at end of year	258,418	258,251	258,039

Additional Paid-In Capital:
Balance at beginning of year	5,636,570	5,706,870	5,647,791
Net proceeds from issuance of Company common stock (Note 5)	10,998	15,139	59,079
Net cost of shares issued to Employee Stock Ownership Plan (Note 5)	—	(85,439)	—

Balance at end of year	5,647,568	5,636,570	5,706,870

Retained Earnings:
Balance at beginning of year	31,753,694	32,667,859	33,065,454
Net (loss) income	(1,881,768)	(233,101)	302,489
Dividends paid	(681,913)	(681,064)	(700,084)

Balance at end of year	29,190,013	31,753,694	32,667,859

Treasury Stock:
Balance at beginning of year	(5,860,609)	(6,076,003)	(5,268,103)
Purchases of Company common stock (Note 5)	—	—	(807,900)
Shares issued to Employee Stock Ownership Plan (Note 5)	—	215,394	—

Balance at end of year	(5,860,609)	(5,860,609)	(6,076,003)

Accumulated Other Comprehensive Loss:
Balance at beginning of year	(362,748)	(263,705)	(481,960)
Other comprehensive income (loss), net	208,075	(99,043)	218,255

Balance at end of year	(154,673)	(362,748)	(263,705)

Total Shareholders’ Equity	$29,080,717	$31,425,158	$32,293,060

The accompanying notes are an integral part of these financial statements.

ASTRO-MED, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended January 31, 2003, 2002 and 2001

	2003	2002	2001
Cash Flows from Operating Activities:
Net (Loss) Income	$(1,881,768)	$(233,101)	$302,489
Adjustments to Reconcile Net (Loss) Income to Net Cash Provided (Used) By Operating Activities:
Depreciation and Amortization	1,387,486	1,641,971	1,774,764
Impairment Charge	125,912	—	—
Gain on Sale of Assets	(12,017)	(25,650)	—
Deferred Income Tax Expense (Benefit)	949,553	(160,694)	(182,410)
Changes in Assets and Liabilities:
Accounts Receivable	826,193	1,490,056	(1,392,810)
Inventories	1,213,526	253,394	(419,461)
Other	28,624	(194,622)	391,817
Accounts Payable and Accrued Expenses	43,422	(1,394,663)	(2,563,107)
Income Taxes Payable	—	(96,058)	(503,166)

Total Adjustments	4,562,699	1,513,734	(2,894,373)

Net Cash Provided (Used) by Operating Activities	2,680,931	1,280,633	(2,591,884)
Cash Flows from Investing Activities:
Proceeds from Sales/Maturities of Securities Available for Sale	2,508,557	2,244,742	5,170,695
Purchases of Securities Available for Sale	(3,235,538)	(163,798)	(3,321,296)
Proceeds from Sales of Assets	—	25,650	—
Escrow Returned for Acquisition	—	—	225,000
Additions to Property, Plant and Equipment	(619,423)	(911,030)	(1,203,592)

Net Cash (Used) Provided by Investing Activities	(1,346,404)	1,195,564	870,807
Cash Flows from Financing Activities:
Issuance of Capital Leases	13,300	—	—
Principal Payments on Capital Leases	(29,765)	(46,832)	(60,453)
Proceeds from Common Shares Issued Under Employee Benefit Plans	11,165	15,351	59,716
Purchases of Treasury Stock	—	—	(807,900)
Dividends Paid	(681,913)	(681,064)	(700,084)

Net Cash Used by Financing Activities	(687,213)	(712,545)	(1,508,721)

Net Increase (Decrease) in Cash and Cash Equivalents	647,314	1,763,652	(3,229,798)
Cash and Cash Equivalents, Beginning of Year	2,569,721	806,069	4,035,867

Cash and Cash Equivalents, End of Year	$3,217,035	$2,569,721	$806,069

Supplemental Information:
Cash Paid During the Period for:
Interest	$818	$3,903	$11,104
Income Taxes	$131,195	$129,016	$746,000
Non-Cash Transfers:
Demonstration Equipment Transferred from (to) Inventory to (from) Property, Plant and Equipment	$(129,193)	$285,849	$508,000

The accompanying notes are an integral part of these financial statements.

ASTRO-MED, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2003

Note 1—Summary of Significant Accounting Policies

Principles of Consolidation:  The consolidated financial statements include the accounts of Astro-Med, Inc. (the Company) and its subsidiaries. All material intercompany accounts and transactions are eliminated in consolidation. Certain prior year balances have been reclassified to conform to the current-year reporting format.

Cash and Cash Equivalents:  Highly liquid investments with an original maturity of 90 days or less at date of acquisition are considered to be cash equivalents when purchased as part of the Company’s cash management activities. Similar investments with original maturities beyond three months are classified as securities available for sale.

Securities Available for Sale:  Securities available for sale are carried at market value based on quoted market prices. The difference between cost and market value, net of related tax effects, is recorded as a component of accumulated other comprehensive income (loss) of shareholders’ equity.

Property, Plant and Equipment:  Property, plant and equipment are stated at cost. Depreciation is provided on the straight-line basis over the estimated useful lives of the assets (land improvements—10 to 20 years; buildings and improvements—10 to 45 years; machinery and equipment—3 to 10 years).

Revenue Recognition:  The majority of the Company’s product sales are recorded at the time of shipment and when persuasive evidence of an arrangement exists, the seller’s price to the buyer is fixed or determinable and collectibility is reasonably assured. Provisions are made at the time the related revenue is recognized for the cost of any installation obligations. When other significant obligations remain after products are delivered, revenue is recognized only after such obligations are fulfilled. In addition, the Company reports amounts billed to customers for shipping and handling fees in costs of sales.

Foreign Currency:  The financial statements of foreign subsidiaries are measured using the local currency as the functional currency. The Company translates foreign currency denominated assets and liabilities into U.S. dollars at year-end exchange rates with the translation adjustment reported as a separate component of shareholders’ equity. Revenues and expenses are translated at average exchange rates during the year.

Long-Lived Assets:  Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Measurement of an impairment loss for long-lived assets that management expects to hold and use is based on the fair value of the asset.

The Company adopted SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets, as of February 1, 2002. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Also, under SFAS No. 142, amortization of goodwill to earnings is discontinued and the carrying value of goodwill will be evaluated for impairment on at least an annual basis. In accordance with the provisions of this statement, the Company completed the goodwill impairment reviews and it has been determined that the goodwill is not impaired. The Company performs its goodwill impairment review in the fourth quarter of each fiscal year, unless events or circumstances change. The

ASTRO-MED, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

impact of discontinuing the amortization of goodwill for the years ending January 31, 2002 and 2001 would have changed to the following pro forma net (loss) income and pro forma net (loss) income per share amounts:

	2001	2002
Net (Loss) Income as Reported	$(233,101)	302,489
Amortization of Goodwill, After Taxes	123,756	123,756

Pro forma Adjusted Net Income (Loss)	$(109,345)	$426,245

Net (Loss) Income Per Share as Reported	$(0.05)	$0.07
Amortization of Goodwill, After Taxes	0.03	0.03

Pro forma Adjusted Net Income (Loss) Per Share	$(0.02)	$0.10

Income Taxes:  The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. This SFAS requires that deferred income taxes be determined based on estimated future tax effects of differences between the tax and book bases of assets and liabilities considering the provisions of enacted tax laws.

Net Income (Loss) Per Common Share:  Net income (loss) per common share have been computed and presented pursuant to the provisions of SFAS No. 128, Earnings per Share. Net income (loss) per share is based on the weighted average number of shares outstanding during the period. Net income per share assuming dilution is based on the weighted average number of shares and potential common shares for stock options outstanding during the period using the treasury stock method. In accordance with SFAS No. 128, options to purchase 2,023,575, 1,653,075 and 1,093,825 shares of common stock were outstanding during fiscal 2003, 2002 and 2001, respectively. The fiscal year 2003 and 2002 options were not included in the computation of diluted net income (loss) per common share because their inclusion would be anti-dilutive. Stock compensation plans are more fully described in Note 5 Shareholders Equity.

	2003	2002	2001
Weighted Average Common Shares Outstanding—Basic	4,268,506	4,259,423	4,386,852
Dilutive Effect of Options Outstanding	—	—	20,780

Weighted Average Common Shares Outstanding—Diluted	4,268,506	4,259,423	4,407,632

Use of Estimates:  The presentation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect these financial statements and accompanying notes. Some of the more significant estimates include the allowances for bad debt and credits, inventory valuation, impairment of long-lived assets, income taxes and warranty reserves. Management’s estimates are based on the facts and circumstances available at the time estimates are made, past historical experience, risk of loss, general economic conditions and trends, and management’s assessments of the probable future outcome of these matters. Consequently, actual results could differ from those estimates.

Fair Value of Financial Instruments:  The Company’s financial instruments consist mainly of cash and cash equivalents, accounts receivable, accounts payable and long-term debt. The carrying amounts of these financial instruments as of January 31, 2003 approximate fair value.

New Accounting Procurements:

In November 2002, FASB Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” was issued. The interpretation provides guidance on the guarantor’s accounting and disclosure requirements for guarantees,

ASTRO-MED, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

including indirect guarantees of indebtedness of others. The Company has adopted the disclosure requirements of the interpretation as of January 31, 2003. The accounting guidelines are applicable to guarantees issued after December 31, 2002 and require that the Company record a liability for the fair value of such guarantees in the balance sheet.

In January 2003 FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” was issued. This interpretation requires a company to consolidate variable interest entities (“VIE”) if the enterprise is a primary beneficiary (holds a majority of the variable interest) of the VIE and the VIE passes specific characteristics. It also requires additional disclosures for parties involved with VIEs. The provisions of this interpretation are effective in fiscal year 2004. The Company does not expect the adoption of this interpretation will have an impact on its consolidated financial position or results in operation.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” which amended SFAS No. 123, “Accounting for Stock-Based Compensation”. This Statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. It also amends the disclosure provisions to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. The provisions of this Statement are to be applied to financial statements for fiscal years ending after December 15, 2002. As permitted by the Statement, the Company does not plan to adopt the fair value recognition provisions at this time. The Company has adopted the disclosure provisions of this Statement as of January 31, 2003.

As permitted by SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company accounts for its stock-based compensation under the intrinsic value method in accordance with Accounting Principles Board (APB) Opinion No. 25 “Accounting for Stock Issued to Employees”. Had compensation cost for the Company’s stock-based compensation plans been determined based on the fair value at the grant dates consistent with the method set forth under SFAS No. 123, the Company’s net income (loss) and net income (loss) per share would have changed to the pro forma amounts indicated below:

	Years Ended January 31
	2003	2002	2001
Net Income (Loss)
As reported	$(1,881,768)	$(233,101)	$302,489
Pro forma	$(2,343,861)	$(605,180)	$(659,956)
Net Income (Loss) per share
As reported, Basic and Diluted	$(0.44)	$(0.05)	$0.07
Pro forma, Basic and Diluted	$(0.55)	$(0.14)	$(0.15)

The fair value of each option granted was estimated on the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions: The weighted average grant date fair value of options granted during fiscal 2003, 2002 and 2001 was $1.10, $1.11, and $2.22, respectively.

	Years Ended January 31,
	2003	2002	2001
Risk-free interest rate	3.5%	4.1%	6.3%
Expected life (years)	5	5	5
Expected volatility	45.0%	36.0%	36.0%
Expected dividend yield	4.3%	4.0%	2.9%

ASTRO-MED, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 2—Securities Available for Sale

Securities available for sale include corporate and governmental obligations with various contractual or anticipated maturity dates. Governmental obligations include U.S. Government, State, Municipal and Federal Agencies securities. The market value, amortized cost and gross unrealized gains and losses of the securities are as follows:

	Market Value	Gross Unrealized Gains	Gross Unrealized Losses	Amortized Cost
January 31, 2003
Corporate	$1,400,737	$6,501	$—	$1,394,236
Governmental	2,718,254	51,637	(568)	2,667,185

	$4,118,991	$58,138	$(568)	$4,061,421

January 31, 2002
Corporate	$1,218,892	$22,253	$—	$1,196,639
Governmental	2,121,982	38,004	(20,235)	2,104,213

	$3,340,874	$60,257	$(20,235)	$3,300,852

The cost of securities available for sale that were sold was based on specific identification in determining realized gains or losses included in the accompanying consolidated statements of operations.

The expected maturity dates of these securities are as follows: Less than one year—$1,457,811; One to Five Years—$1,897,070; Six to Ten Years—$498,531 and greater than Ten Years—$265,579. Actual maturities may differ as a result of sales or earlier issuer redemptions.

Note 3—Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and include material, labor and manufacturing overhead. The components of inventories were as follows:

	January 31,
	2003	2002
Materials and Supplies	$4,807,858	$5,850,797
Work-in-Progress	707,169	961,279
Finished Goods	3,385,436	3,431,106

	$8,900,463	$10,243,182

Note 4—Debt

Debt consists of the following:

	January 31,
	2003	2002
Capital Lease Obligations	$8,290	$24,755
Less: Current Maturities	8,290	24,755

	$—	$—

ASTRO-MED, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company has a $2.0 million unsecured bank line of credit, all of which is currently available. Borrowings under this line of credit bear interest at the bank’s prime rate.

Note 5—Shareholders’ Equity

Common Stock:    The Company’s Board of Directors has authorized the purchase of up to an additional 290,000 shares of the Company’s common stock on the open market in the future as of January 31, 2003. The Company repurchased 201,600 of its common stock in fiscal 2001.

The Company maintains the following benefit plans involving the Company’s common stock:

Stock Option Plans:    As of January 31, 2003, the Company has two incentive stock option plans and one non-qualified stock option plan under which options may be granted to officers and key employees. Options vest over various periods that range from six months to five years. Options for an aggregate of 1,500,000 shares may be granted under the incentive stock option plans at option prices of not less than fair market value at the date of grant. Options for an aggregate of 1,000,000 shares may be granted under the non-qualified plan at option prices of not less than 50% of fair market value at the date of grant.

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

Summarized option data for all plans is as follows:

	Number of Shares	Option Price Per Share	Weighted Average Option Price Per Share
Options Outstanding, January 31, 2000	875,475	$3.33–$13.00	$7.49
Options Granted	568,500	$3.75– $7.50	$6.90
Options Exercised	(9,500)	$3.33– $4.94	$4.77
Options Expired	(100,025)	$3.33–$10.25	$6.93

Options Outstanding, January 31, 2001	1,334,450	$3.33–$13.00	$7.30
Options Granted	363,000	$3.75– $4.31	$4.31
Options Expired	(44,375)	$4.31–$11.25	$7.20

Options Outstanding, January 31, 2002	1,653,075	$3.33–$13.00	$6.64
Options Granted	434,000	$3.20– $4.43	$3.70
Options Expired	(63,500)	$3.70–$10.25	$5.88

Options Outstanding, January 31, 2003	2,023,575	$3.20–$13.00	$6.03

Options Exercisable, January 31, 2003	1,917,473	$3.33–$13.00	$6.07
Options Exercisable, January 31, 2002	1,503,033	$3.33–$13.00	$6.74
Options Exercisable, January 31, 2001	1,198,450	$3.33–$13.00	$7.40

ASTRO-MED, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Set forth below is a summary of options outstanding at January 31, 2003:

Outstanding				Exercisable
Range of Exercise prices	Options	Weighted Average Exercise Price	Remaining Contractual Life	Options	Weighted Average Exercise Price
$3.20-$4.43	801,875	$3.96	9 yrs.	773,148	$3.96
$4.94-$6.50	378,200	$5.29	6 yrs.	305,200	$5.21
$7.50-$8.50	723,000	$7.88	5 yrs.	723,000	$7.88
$9.25-$13.00	120,500	$11.11	1 yrs.	116,125	$11.14

	2,023,575			1,917,473

At January 31, 2003, options covering 347,300 shares under the incentive plans, 427,500 shares under the non-qualified plan and 6,000 shares under the Non-Employee Director Stock Option Plan were available for future grant.

Employee Stock Purchase Plan:    The Company has an Employee Stock Purchase Plan allowing eligible employees to purchase shares of common stock at a 10% discount from fair market value on the date of purchase. A total of 180,000 shares were initially reserved for issuance under the Plan. Summarized Plan activity is as follows:

	Years Ended January 31,
	2003	2002	2001
Shares Reserved, Beginning	87,428	91,675	94,920
Shares Purchased	(3,340)	(4,247)	(3,245)

Shares Reserved, Ending	84,088	87,428	91,675

Employee Stock Ownership Plan:    The Company has an Employee Stock Ownership Plan providing retirement benefits to all eligible employees. Annual contributions in amounts determined by the Company’s Board of Directors are invested by the Plan’s Trustees in shares of common stock of the Company. Contributions may be in cash or stock. The Company’s contributions paid or accrued amounted to $130,000 in fiscal 2001. No amounts were owed or accrued in fiscal 2003 or fiscal 2002.

Note 6—Income Taxes

The components of domestic and foreign income (loss) before the provision (benefit) for income taxes are as follows:

	Years Ended January 31,
	2003	2002	2001
Domestic	$(1,184,583)	$(457,950)	$(6,989)
Foreign	122,857	166,143	409,478

Total	$(1,061,726)	$(291,807)	$402,489

ASTRO-MED, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of the provision (benefit) for income taxes are as follows:

	Years Ended January 31,
	2003	2002	2001
Current:	$(180,281)	$38,689	$194,810
Federal	(11,690)	11,300	(6,600)
State	62,460	51,999	94,200

Foreign	(129,511)	101,988	282,410

Deferred:	883,084	(143,018)	(160,598)
Federal	66,469	(17,676)	(21,812)

State	949,553	(160,694)	(182,410)

	$820,042	$(58,706)	$100,000

The provision (benefit) for income taxes differs from the amount computed by applying the statutory federal income tax rate (34%) to income (loss) before income taxes, due to the following:

	Years Ended January 31,
	2003	2002	2001
Income Tax Provision (Benefit) at Statutory Rate	$(360,987)	$(99,215)	$136,846
State Taxes, Net of Federal Income Tax Benefits	(52,461)	(13,879)	(18,763)
Nontaxable Interest Income	—	(14,654)	(17,625)
Amortization of Intangibles	—	12,342	12,342
Valuation Allowance	1,252,220	—	—
Other, Net	(18,730)	56,700	(12,800)

	$820,042	$(58,706)	$100,000

The tax effects of temporary differences and carryforwards which gave rise to significant portions of deferred tax assets and liabilities in the accompanying consolidated balance sheets are as follows:

	January 31,
	2003	2002
Deferred Tax Assets:
Reserves and Accruals Not Yet Deducted for Tax Purposes	$1,387,467	$1,332,827
Unrealized Foreign Currency Losses	634	65,946
Net Operating Loss Carryforwards	481,370	105,000
Other	469,803	427,647

	2,339,274	1,931,420
Deferred Tax Liabilities:
Accumulated Tax Depreciation in Excess of Book Depreciation	686,330	610,157
Other	295,724	266,710

	982,054	876,867

Valuation Allowance	(1,357,220)	(105,000)
Net Deferred Tax Assets	$—	$949,553

ASTRO-MED, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Compliance with SFAS 109 requires the Company to periodically evaluate the necessity of establishing or increasing a valuation allowance for deferred tax assets depending on whether it is more likely than not that a related benefit will be recognized in future periods. Because of the cumulative loss position of the Company at January 31, 2003 and the uncertainty of the timing of profitability in future periods, the Company increased its valuation allowance to 100% in the fourth quarter of fiscal year 2003. $177,000 of the valuation allowance relates to the Company’s wholly owned subsidiaries’, Astro-Med GMBH and Astro-Med SRL, net operating loss carryforwards that can be carried forward indefinitely. At January 31, 2003, these subsidiaries have a net operating loss carryforward of $458,000. The future tax benefits of these net operating loss carryforwards are uncertain because it is limited to future annual taxable income of the subsidiary.

At January 31, 2003, the Company has federal net operating loss carryforwards of $662,000 which expire in 2023 and state tax credit and carryforwards of $80,000 that expire in 2017.

Note 7—Leases

There are both capital and operating lease commitments for the Company’s facilities and certain machinery and equipment. Following is an analysis of assets which are under capital leases.

	January 31,
	2003	2002
Machinery and Equipment	$13,298	$176,020
Less: Accumulated Amortization	665	146,681

	$12,633	$29,339

Minimum lease payments under noncancellable leases at January 31, 2003 were as follows:

Year Ending January 31,	Capital Lease	Operating Leases
2004	$8,399	$129,264
2005	—	88,323
2006	—	50,600
2007	—	17,340
2008 and Thereafter	—	24,565

Net Minimum Lease Payments	8,399	$310,092

Less Amount Representing Interest	(109)

Current Value of Net Minimum Lease Payments	$8,290

The Company incurred rent expense in the amount of $385,217, $349,940 and $381,560 for the fiscal years 2003, 2002 and 2001, respectively.

Note 8—Nature of Operations, Segment Reporting and Geographical Information

The Company’s operations consist of the design, development, manufacture and sale of specialty data recorder and acquisition systems, label printing and applicator systems, neurophysiological instrumentation systems, and consumable printer supplies. The Company organizes and manages its business as a portfolio of products and services designed around a common theme of data acquisition and information output. The Company will report three reporting segments consistent with its sales product groups Test & Measurement (T&M); QuickLabel Systems (QLS) and Grass-Telefactor (G-T).

ASTRO-MED, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

T&M produces data recording equipment used worldwide for a variety of recording, monitoring and troubleshooting applications for the aerospace, automotive, metal mill, power and telecommunications industries. QLS produces an array of high-technology digital label printers, automatic labelers, print and apply systems, labeling software and consumables for a variety of commercial industries worldwide. Grass-Telefactor produces a range of instrumentation equipment and supplies for clinical neurophysiology (EEG and epilepsy monitoring), polysomnography (PSG – Sleep Monitoring) and biomedical research applications used worldwide by universities, medical centers and companies engaged in a variety of clinical and research activities. The accounting policies of the reporting segments are the same as those described in the summary of significant accounting policies within the notes to the consolidated financial statements. The Company evaluates segment performance based on the segment profit before corporate and financial administration expenses.

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

The following tables summarizes selected financial information by segment:

(in thousands)	Sales			Segment Operating Profit				Segment Operating Profit %
	2003	2002	2001	2003		2002	2001	2003	2002	2001
T&M	$11,943	$12,057	$13,905	$1,021		$675	$1,639	8.5%	5.6%	11.8%
QLS	21,546	20,928	19,891	114	*	863	1,295	0.5%	4.1%	6.5%
Grass-Telefactor	15,484	16,406	17,892	316	*	817	535	2.0%	5.0%	3.0%

Total	$48,973	$49,391	$51,688	1,451		2,355	3,469	3.0%	4.8%	6.7%

Corporate Expenses				3,039	*	3,083	3,388

Operating (Loss) Income				(1,588)		(728)	81
Other Income				526		436	321

(Loss) Income Before Income Taxes				(1,062)		(292)	402
Income Taxes Expense (Benefit)				820		(59)	100

Net (Loss) Income				$(1,882)		$(233)	$302

*	QLS’s and G-T’s Segment Operating Profit includes $30,262 and $413,352, respectively of restructuring and impairment charges during the fiscal year ended January 31, 2003. Corporate Expenses includes $46,611 of restructuring charges.

Presented below is selected information by segment:

(in thousands)	Amortization and Depreciation			Capital Expenditures
	2003	2002	2001	2003	2002	2001
T&M	$386	$490	$514	$198	$303	$321
QLS	440	572	810	240	325	455
Grass-Telefactor	561	580	451	181	283	428

Total	$1,387	$1,642	$1,775	$619	$911	$1,204

ASTRO-MED, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Presented below is selected assets by segment:

(in thousands)	Assets
	2003	2002	2001
T&M	$6,830	$7,568	$8,220
QLS	11,115	12,891	13,546
Grass-Telefactor	9,448	9,861	10,625
Corporate*	7,817	8,084	8,668

Total	$35,210	$38,404	$41,059

*  Corporate assets consist primarily of cash, investments and income tax accounts.

Presented below is selected financial information by geographic area:

(in thousands)	Sales			Long-Lived Assets
	2003	2002	2001	2003	2002	2001
United States	$35,948	$35,657	$37,893	$8,943	$9,645	$10,106
Europe	7,556	7,588	7,994	651	558	582
Canada	2,292	1,853	2,096	67	87	65
Asia	1,057	2,141	1,532	—	—	—
Central and South America	1,140	1,559	1,337	—	—	—
Other	980	593	836	—	—	—

Total	$48,973	$49,391	$51,688	$9,661	$10,290	$10,753

Included in Long-Lived Assets is Goodwill assigned to the following segments; T&M $0.8 million and G-T $1.5 million at January 31, 2003.

No single customer accounted for 10% of net sales in fiscal 2003, 2002, or 2001.

Note 9—Profit-Sharing Plan

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

All contributions are deposited into trust funds. It is the policy of the Company to fund any contributions accrued. The Company’s annual contribution amounts are determined by the Board of Directors. The Company’s contributions paid or accrued amounted to $149,000 in 2003, $165,000 in 2002 and $230,000 in 2001.

Note 10—Acquisitions

Effective December 1, 1999, the Company acquired the assets and business of Telefactor Corporation (Telefactor), a privately held corporation, for an aggregate purchase price of approximately $3.7 million in cash, including transaction fees. The acquisition was accounted for as a purchase under APB Opinion No. 16, Business Combinations. At the time of closing, $225,000 was established in an escrow account that was designated to be used to settle any post-closing purchase price adjustments. In the first quarter of fiscal 2001, the Company received $225,000 from the escrow. The purchase and sales agreement contains a clause which will require the

ASTRO-MED, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company to pay additional purchase price of up to $3,000,000 if certain sales levels are achieved. The earnout provision is effective over a period of 72 months. At January 31, 2003, no additional consideration is owed to the sellers.

Note 11—Restructuring and Impairment Charges

In fiscal 2003, the Company implemented an organizational restructuring in an effort to reduce costs and streamline operations. The restructuring included workforce reductions in all areas of the Company and the closing of a research facility. The Company eliminated 28 employees or approximately 8% of its workforce. In fiscal year 2003, the Company recorded $490,225 of restructuring and impairment charges. These charges included $364,313 of severance and related termination benefits which were accounted for in accordance with SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” and $125,912 of long-lived asset impairment which was accounted for in accordance with FAS No. 144 “ Accounting for the Impairment or Disposal of Long-Lived Assets”. An analysis of the charges is summarized below:

	Severance	Long-Lived Asset Impairment
Charges	$364,313	$125,912
Utilized	(28,132)	(125,912)

Balance at January 31, 2003	$336,181	$—

Note 12—Product Warranty Liability

The Company offers a one-year warranty for the majority of its products. The specific terms and conditions of those warranties vary depending upon the product sold and country in which the Company does business. For products sold in the United States, the Company provides a basic limited warranty, including parts and labor. The Company estimates the costs that may be incurred under its basic limited warranty and records a liability in the amount of such costs at the time product revenue is recognized. Factors that affect the Company’s warranty liability include the number of installed units, historical and anticipated rates of warranty claims, and cost per claim. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary. Changes in the Company’s product liability during the years ending January 31, 2003, 2002, and 2001, respectively are as follows:

	Product Warranty Liability
	2003	2002	2001
Balance, beginning of the period	$135,515	$105,185	$105,000
Warranties issued during the period	357,640	340,855	227,697
Settlements made during the period	(323,155)	(310,525)	(227,512)

Balance, end of the period	$170,000	$135,515	$105,185

ASTRO-MED, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

Description	Balance at Beginning of Year	Provision Charged to Operations	Deductions(2)	Balance at End of Year
Allowance for Doubtful Accounts(1):
Year Ended January 31,
2003	$352,442	$110,000	$95,742	$366,700
2002	$467,882	$30,000	$145,440	$352,442
2001	$405,783	$193,341	$131,242	$467,882

(1)	The allowance for doubtful accounts has been netted against accounts receivable as of the respective balance sheet dates.
(2)	Uncollectible accounts written off, net of recoveries.