Form 10-Q
period 2003-05-03
ASTRO MED INC /NEW/
filed 2003-06-05
CIK 8146

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 3, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 0-13200

Astro-Med, Inc.
(Exact name of registrant as specified in its charter)

Rhode Island	05-0318215
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

600 East Greenwich Avenue, West Warwick, Rhode Island	02893
(Address of principal executive offices)	(Zip Code)

(401) 828-4000
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)

Yes ☐    No ☒.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.05 Par Value – 4,203,553 shares

(excluding treasury shares) as of May 30, 2003

ASTRO-MED, INC.

Part I.    FINANCIAL INFORMATION

ASTRO-MED, INC.

CONSOLIDATED BALANCE SHEETS

	May 3,	January 31,
ASSETS	2003	2003
	(Unaudited)
CURRENT ASSETS
Cash and Cash Equivalents	$2,828,059	$3,217,035
Securities Available for Sale	4,772,384	4,118,991
Accounts Receivable, Net	8,747,931	8,347,375
Inventories	9,090,918	8,900,463
Prepaid Expenses and Other Current Assets	451,145	370,342

Total Current Assets	25,890,437	24,954,206

PROPERTY, PLANT AND EQUIPMENT	24,406,180	24,241,848
Less Accumulated Depreciation	(17,254,800)	(16,891,169)

	7,151,380	7,350,679
OTHER ASSETS
Goodwill	2,310,798	2,310,798
Amounts Due from Officers	480,314	480,314
Other	99,505	113,881

	2,890,617	2,904,993

	$35,932,434	$35,209,878

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts Payable	$2,663,382	$2,423,260
Accrued Compensation	1,768,374	1,768,777
Accrued Expenses	2,278,673	1,928,834
Current Maturities of Long-Term Debt	6,065	8,290

Total Current Liabilities	6,716,494	6,129,161

SHAREHOLDERS’ EQUITY

Preferred Stock, $10 Par Value, Authorized 100,000 Shares, None Issued	—	—
Common Stock, $.05 Par Value, Authorized 13,000,000 Shares, Issued, 5,169,072 and 5,168,367 Shares, respectively	258,454	258,418
Additional Paid-In Capital	5,649,712	5,647,568
Retained Earnings	29,525,243	29,190,013
Treasury Stock, at Cost, 969,695 and 897,895 Shares, respectively	(6,095,755)	(5,860,609)
Accumulated Other Comprehensive Loss	(121,714)	(154,673)

	29,215,940	29,080,717

	$35,932,434	$35,209,878

ASTRO-MED, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three-Months Ended
	May 3, 2003	May 4, 2002
	(Unaudited)
Net Sales	$13,214,120	$11,437,728
Cost of Sales	8,164,387	7,629,303

Gross Profit	5,049,733	3,808,425

Costs and Expenses:
Selling, General and Administrative	3,692,725	3,740,254
Research and Development	869,628	947,468

	4,562,353	4,687,722

Operating Income (Loss)	487,380	(879,297)

Other Income:
Investment Income	47,607	48,599
Other, Net	3,079	24,443

	50,686	73,042

Income (Loss) Before Income Taxes	538,066	(806,255)
Income Tax Expense (Benefit)	32,007	(174,000)

Net Income (Loss)	$506,059	$(632,255)

Net Income (Loss) Per Common Share - Basic and Diluted	$0.12	($0.15)

Weighted Average Number of Common and Common Equivalent Shares Outstanding-Basic	4,252,793	4,267,425

Weighted Average Number of Common and Common Equivalent Shares Outstanding-Diluted	4,255,943	4,267,425

Dividends Declared Per Common Share	$0.04	$0.04

ASTRO-MED, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three-Months Ended
	May 3, 2003	May 4, 2002
	(Unaudited)
Cash Flows from Operating Activities:
Net Income (Loss)	$506,059	$(632,255)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by Operating Activities:
Depreciation and Amortization	347,006	334,950
Deferred Income Taxes	—	72,735
Changes in Assets and Liabilities:
Accounts Receivable	(400,556)	1,081,320
Inventories	(216,994)	452,909
Other	(42,001)	(259,060)
Accounts Payable and Accrued Expenses	589,558	(651,330)

Total Adjustments	277,013	1,031,524

Net Cash Provided by Operating Activities	783,072	399,269

Cash Flows from Investing Activities:
Proceeds from Sales/Maturities of Securities Available for Sale	269,054	87,249
Purchases of Securities Available of Sale	(919,844)	—
Additions to Property, Plant and Equipment	(115,238)	(150,125)

Net Cash Used by Investing Activities	(766,028)	(62,876)

Cash Flows from Financing Activities:
Principal Payments on Capital Leases	(2,225)	(12,196)
Proceeds from Common Shares Issued Under Employee Benefit Plans	2,180	2,703
Shares Repurchased	(235,146)	—
Dividends Paid	(170,829)	(170,694)

Net Cash Used by Financing Activities	(406,020)	(180,187)

Net (Decrease) Increase in Cash and Cash Equivalents	(388,976)	156,206
Cash and Cash Equivalents, Beginning of Period	3,217,035	2,569,721

Cash and Cash Equivalents, End of Period	$2,828,059	$2,725,927

Supplemental Disclosures of Cash Flow Information:
Cash Paid During the Period for:
Interest	$65	$461
Income Taxes	$—	$—

ASTRO-MED, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

May 3, 2003

Note 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)    The accompanying financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments consisting of normal recurring adjustments which, in the opinion of management, are necessary for a fair statement of the results of the interim periods presented. These financial statements do not include all disclosures associated with annual financial statements and, accordingly, should be read in conjunction with footnotes contained in the Company’s annual report on Form 10-K for the year ended January 31, 2003. Certain reclassifications have been made to conform to the current period reporting format.

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

	Three-Months Ended
	May 3, 2003	May 4, 2002
Weighted Average Common Shares Outstanding—Basic	4,252,793	4,267,425
Diluted Effect of Options Outstanding	3,150	—

Weighted Average Common Shares Outstanding—Diluted	4,255,943	4,267,425

For the three-months ended May 3, 2003 and May 4, 2002, the diluted per share amounts do not reflect options outstanding of 1,765,540 and 2,078,575 respectively. These outstanding options were not included in the weighted average common shares outstanding because the exercise price of the option was greater than the average market price or their effect was anti-dilutive.

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

ASTRO-MED, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Three-Months Ended
	May 3, 2003	May 4, 2002
Net Income (Loss)
As reported	$506,059	$(632,255)
Less: Total Stock-Based Employee Compensation Expense Determined Under Fair Value Based Method	(22,950)	(101,695)

Pro forma	$483,109	$(733,950)

Net Income (Loss) per share
As reported, Basic and Diluted	$0.12	$(0.15)
Pro forma, Basic and Diluted	$0.11	$(0.17)

The fair value of each option granted was estimated on the grant date using the Black-Scholes option-pricing model.

(c)    Revenue Recognition:    The majority of the Company’s product sales are recorded at the time of shipment and when persuasive evidence of an arrangement exists, the seller’s price to the buyer is fixed or determinable and collectibility is reasonably assured. Provisions are made at the time the related revenue is recognized for the cost of any installation obligations. When other significant obligations remain after products are delivered, revenue is recognized only after such obligations are fulfilled.

New Accounting Procurements:

In January 2003 FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” was issued. This interpretation requires a company to consolidate variable interest entities (“VIE”) if the enterprise is a primary beneficiary (holds a majority of the variable interest) of the VIE and the VIE passes specific characteristics. It also requires additional disclosures for parties involved with VIEs. The provisions of this interpretation are effective in fiscal year 2004. The adoption of this interpretation did not have a material impact on Company’s consolidated financial position or results of operation.

Note 2—COMPREHENSIVE INCOME

The Company’s total comprehensive income (loss) is as follows.

	May 3, 2003	May 4, 2002
Comprehensive Income (Loss):
Net Income (Loss)	$506,059	$(632,255)
Other Comprehensive Income (Loss):
Foreign currency translation adjustments, Net of tax	32,106	76,855
Unrealized gain on securities: Unrealized holding gain (loss) arising during the period, net of tax	853	(40,072)

Other Comprehensive Income	32,959	36,783

Comprehensive Income	$539,018	$(595,472)

ASTRO-MED, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 3—INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out) or market and include material, labor and manufacturing overhead. The components of inventories were as follows:

	May 3, 2003	January 31, 2003
Materials and Supplies	$4,383,241	$4,807,858
Work-In-Process	1,320,755	707,169
Finished Goods	3,386,922	3,385,436

	$9,090,918	$8,900,463

Note 4—INCOME TAXES

The effective income tax rates used in the interim condensed financial statements are estimates of the full year’s rates. The effective tax rate for the quarter ending May 3, 2003 reflects the favorable impact of the net operating loss carryforwards generated during the fiscal year ending January 31, 2003.

Note 5—SEGMENT INFORMATION

The Company reports three reporting segments consistent with its sales product groups: Test & Measurement (T&M); QuickLabel Systems (QLS) and Grass-Telefactor (G-T). The Company evaluates segment performance based on the segment profit (loss) before corporate and financial administration expenses.

Summarized below are the sales and segment operating profit (loss) for each reporting segment:

	Sales		Segment Operating Profit (Loss)
	May 3, 2003	May 4, 2002	May 3, 2003	May 4, 2002
T&M	$1,941,000	$2,685,000	$(383,000)	$(75,000)
QLS	6,013,000	5,258,000	625,000	(31,000)
G-T	5,260,000	3,495,000	972,000	(86,000)

Total	$13,214,000	$11,438,000	1,214,000	(192,000)

Corporate Expenses			727,000	687,000

Operating Income (Loss)			487,000	(879,000)
Other Income, Net			51,000	73,000

Income Before Income Taxes			538,000	(806,000)
Income Tax Expense (Benefit)			32,000	(174,000)

Net Income (Loss)			$506,000	$(632,000)

ASTRO-MED, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 6—RESTRUCTURING AND IMPAIRMENT CHARGES

In the fourth quarter of fiscal year 2003, the Company implemented an organizational restructuring in an effort to reduce costs and streamline operations. In fiscal year 2003, the Company recorded $490,225 of restructuring and impairment charges. These charges included $364,313 of severance and related termination benefits which were accounted for in accordance with SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” and $125,912 of long-lived asset impairment which was accounted for in accordance with FAS No. 144 “ Accounting for the Impairment or Disposal of Long-Lived Assets”. An analysis of the activity in the accrual for the quarter ending May 3, 2003 is summarized below:

Severance
Balance at January 31, 2003	$336,181
Charges	—
Utilized	(205,041)

Balance at May 3, 2003	$131,140

NOTE 7—PRODUCT WARRANTY LIABILITY

Changes in the Company’s product warranty liability during the quarter ending May 3, 2003 and May 4, 2002, respectively are as follows:

	May 3, 2003	May 4, 2002
Balance, beginning of the period	$170,000	$135,515
Warranties issued during the period	90,658	89,963
Settlements made during the period	(90,992)	(89,963)

Balance, end of the period	$169,666	$135,515

ASTRO-MED, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Results of Operations:

Three-Months Ending May 3, 2003 vs. Three-Months Ending May 4, 2002

Sales in the first quarter were $13,214,000, a 16% increase from the prior year’s first quarter sales of $11,438,000. New orders reached $14,996,000, which represents a 19% increase over last year’s first quarter. Domestic sales were $9,362,000 up 10% from $8,483,000 for the first quarter of the prior fiscal year. Sales through the Company’s international channels were $3,852,000 up 30% over previous year’s first quarter sales of $2,955,000. However, excluding the favorable impact of foreign exchange rates, international sales increased only 18%.

Gross profit dollars were $5,050,000, which generated a margin yield of 38.2% for the quarter as compared to a margin yield last year of 33.3%. The improvement in the gross profit margin can be attributed to the change in sales mix and better manufacturing overhead absorption resulting from the higher sales level.

Operating expenses in the quarter were $4,562,000. Selling and general administrative spending declined 1% from last year to $3,693,000. The decline can be attributed to the savings from the workforce reductions implemented at the end of fiscal year 2003 partially offset by an increase in selling expenses and the unfavorable foreign exchange rate impact on our foreign office expenses.

Research and development funding declined 8% from the prior year to $870,000. This decrease can be traced to lower personnel costs resulting from the workforce reductions that took place at the end of fiscal year 2003.

The Company reports three reporting segments consistent with its sales product groups: Test & Measurement (T&M); QuickLabel Systems (QLS) and Grass-Telefactor (G-T). The Company evaluates segment performance based on the segment profit (loss) before corporate and financial administration expenses.

ASTRO-MED, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS—(Continued)

Results of Operations (continued):

Three-Months Ending May 3, 2003 vs. Three-Months Ending May 4, 2002

Summarized below are the sales and segment operating profit (loss) for each reporting segment:

	Sales		Segment Operating Profit (Loss)
	May 3, 2003	May 4, 2002	May 3, 2003	May 4, 2002
T&M	$1,941,000	$2,685,000	$(383,000)	$(75,000)
QLS	6,013,000	5,258,000	625,000	(31,000)
G-T	5,260,000	3,495,000	972,000	(86,000)

Total	$13,214,000	$11,438,000	1,214,000	(192,000)

Corporate Expenses			727,000	687,000

Operating Income (Loss)			487,000	(879,000)
Other Income, Net			51,000	73,000

Income Before Income Taxes			538,000	(806,000)
Income Tax Expense (Benefit)			32,000	(174,000)

Net Income (Loss)			$506,000	$(632,000)

T&M’s product sales were $1,941,000 down 28% from the $2,685,000 of the previous year. This decrease is attributed to declining Everest sales resulting from the shift in defense spending from testing and research to the armaments. T&M’s segment profit (loss) margin declined to (19.7%) in the quarter from (2.8)% in the previous year. The decline in T&M’s margin is attributed to the lower sales volume.

QLS’s sales increased to $6,013,000 a 14% increase over the $5,258,000 of sales reported in the first quarter of the previous year. This increase is primarily attributed to the growth in printer systems (31%) and media (8%) sales. QLS’s first quarter segment profit (loss) margin improved to 10.4% up from (0.6%) in the previous year. The improvement in margin is attributed to the higher volume and better manufacturing overhead absorption on the higher sales volume.

G-T sales in the quarter were $5,260,000 up 51% from $3,495,000 reported in the first quarter of the previous year. The higher sales are traceable to the increased sales in the G-T Clinical products. The G-T segment operating profit (loss) margin improved to 18.5% in the first quarter from (4.3)% in the previous year. The improvement in margin is attributed to the higher sales volume.

ASTRO-MED, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS—(Continued)

Financial Condition:

The Company’s Statements of Cash Flows for the three-months ending May 3, 2003 and May 4, 2002 are included on page 5. Net cash flow provided by operating activities for the current quarter were $783,000 versus $399,000 in the first quarter of the previous year.

Cash and securities available for sale at the end of the first quarter totaled $7,600,000, up from $7,336,000 at year-end.

The accounts receivable collection cycle remained the same at 53 days sales outstanding at the end of the quarter as compared to the 53 days outstanding at year-end.

Inventory increased to $9,091,000 from the year-end level of $8,900,000. Inventory turns improved to 3.0 times from 2.8 times at year-end.

Capital expenditures were $115,000 in the quarter ended May 3, 2003 as the Company purchased machinery and equipment, information technology hardware and software and tools and dies.

The Company paid cash dividends in the quarter of $171,000 or $0.04 per common share.

During the first quarter ending May 3, 2003, the Company repurchased 71,800 shares of its common stock at cost of $235,000. The Company has the ability to acquire an additional 218,600 common stock shares under its existing Board of Director’s authorization.

Critical Accounting Policies, Commitments and Certain Other Matters:

In the Company’s Form 10-K for the year ended January 31, 2003, the Company’s most critical accounting policies and estimates upon which our financial status depends were identified as those relating to revenue recognition, warranty claims, bad debt, customer returns, inventories and long-lived assets. We considered the disclosure requirements of Financial Release (“FR”) 60 (“FR-60”) regarding critical accounting policies and FR-61 regarding liquidity and capital resources, certain trading activities and related party/certain other disclosures, and concluded that nothing materially changed during the quarter that would warrant further disclosure under these releases.

ASTRO-MED, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS—(Continued)

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

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Astro-Med, Inc.’s exposure to market risk has not changed materially from its exposure at January 31, 2003 as set forth in Item 7A in Astro-Med, Inc.’s Form 10K for the fiscal year ended January 31, 2003.

PART II.    OTHER INFORMATION

Item 4.    Results of Votes of Security Holders

An Annual Meeting of Shareholders of the registrant was held May 13, 2003.

In an uncontested election, nominees for directors were elected by the following votes:

Name of Nominee for Director	Votes For	Votes Withheld
Albert W. Ondis	3,855,640	93,545
Everett V. Pizzuti	3,855,749	93,436
Jacques V. Hopkins	3,858,749	90,436
Hermann Viets	3,858,749	90,436
Graeme MacLetchie	3,858,749	90,436

Item 4.    Controls and Procedures

Within the 90 days prior to the date of this Form 10-Q, the Company conducted an evaluation under the supervision and with the participation of the Company’s management, including the Chairman of the Board (serving as the principal executive officer) and the Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based on that evaluation, the Chairman of the Board and the Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls, subsequent to the date that the Chairman of the Board and Chief Financial Officer completed their evaluation.

Item 6.    Exhibits and Reports on Form 8-K

(a)    Exhibits:    The following exhibits are filed as part of this report on Form 10-Q:

99.1    Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2    Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)    Reports on Form 8-K:

On May 16, 2003, the Company filed a Form 8-K announcing its estimated sales and profit for the first quarter ending May 3, 2003.

On May 20, 2003, the Company filed a Form 8-K announcing the operating results of the first quarter ending May 3, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASTRO-MED, INC.

(Registrant)

Date: June 5, 2003

By /s/ A.W. Ondis

A. W. Ondis, Chairman

(Principal Executive Officer)

Date: June 5, 2003

By /s/ Joseph P. O’Connell

Joseph P. O’Connell, Vice President and Treasurer

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

b)    evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 5, 2003

/s/ A.W. Ondis

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

b)    evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 5, 2003

/s/ Joseph P. O’Connell

Joseph P. O’Connell, Vice

President and Treasurer

(Principal Financial Officer)