Form 10-Q
period 2003-08-02
ASTRO MED INC /NEW/
filed 2003-08-28
CIK 8146

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 02, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 0-13200

Astro-Med, Inc.

(Exact name of registrant as specified in its charter)

Rhode Island (State or other jurisdiction of incorporation or organization)	05-0318215 (I.R.S. Employer Identification No.)

600 East Greenwich Avenue, West Warwick, Rhode Island (Address of principal executive offices)	02893 (Zip Code)

(401) 828-4000

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒.  No  ☐.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)  Yes  ☐.  No  ☒.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.05 Par Value – 4,325,270 shares

(excluding treasury shares) as of August 27, 2003

ASTRO-MED, INC.

Part I. FINANCIAL INFORMATION

ASTRO-MED, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	August 2,	January 31,
	2003	2003
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$3,495,680	$3,217,035
Securities Available for Sale	4,824,497	4,118,991
Accounts Receivable, Net	8,978,765	8,347,375
Inventories, Net	9,679,948	8,900,463
Prepaid Expenses and Other Current Assets	326,471	370,342

Total Current Assets	27,305,361	24,954,206
PROPERTY, PLANT AND EQUIPMENT	24,573,101	24,241,848
Less Accumulated Depreciation	(17,650,158)	(16,891,169)

	6,922,943	7,350,679
OTHER ASSETS
Goodwill	2,310,798	2,310,798
Amounts Due from Officers	480,314	480,314
Other	99,678	113,881

	$37,119,094	$35,209,878

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts Payable	$2,519,499	$2,423,260
Accrued Compensation	1,923,103	1,768,777
Accrued Expenses	2,373,363	1,937,124
Income Taxes Payable	181,356	—

Total Current Liabilities	6,997,321	6,129,161
SHAREHOLDERS’ EQUITY
Preferred Stock, $10 Par Value, Authorized 100,000 Shares, None Issued	—	—
Common Stock, $.05 Par Value, Authorized 13,000,000 Shares, Issued, 5,236,565 and 5,168,367 Shares, respectively	261,828	258,418
Additional Paid-In Capital	5,911,150	5,647,568
Retained Earnings	30,166,878	29,190,013
Treasury Stock, at Cost (969,695 and 897,895 Shares, respectively)	(6,095,755)	(5,860,609)
Accumulated Other Comprehensive Loss	(122,328)	(154,673)

	30,121,773	29,080,717

	$37,119,094	$35,209,878

ASTRO-MED, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three-Months Ended
	August 2,	August 3,
	2003	2002
Net Sales	$14,023,364	$12,969,597
Cost of Sales	8,206,989	8,114,902

Gross Profit	5,816,375	4,854,695
Costs and Expenses:
Selling, General and Administrative	3,932,498	3,863,849
Research and Development	906,754	902,878

	4,839,252	4,766,727

Operating Income	977,123	87,968
Other Income (Expense):
Investment Income	47,028	49,666
Other, Net	(13,987)	61,075

	33,041	110,741

Income before Income Taxes	1,010,164	198,709
Income Tax Provision	(200,227)	(42,567)

Net Income	$809,937	$156,142

Net Income Per Common Share:
Basic	$0.19	$0.04
Diluted	$0.18	$0.04
Weighted Average Number of Common Shares Outstanding:
Basic	4,216,489	4,267,970
Diluted	4,574,207	4,297,488
Dividends Declared Per Common Share	$0.04	$0.04

ASTRO-MED, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Six-Months Ended
	August 2, 2003	August 3, 2002
Net Sales	$27,237,484	$24,412,128
Cost of Sales	16,371,376	15,748,012

Gross Profit	10,866,108	8,664,116
Costs and Expenses:
Selling, General and Administrative	7,625,222	7,605,514
Research and Development	1,776,383	1,850,346

	9,401,605	9,455,860
Operating Income (Loss)	1,464,503	(791,744)
Other Income (Expense):
Investment Income	94,964	98,265
Other, Net	(11,237)	85,514

	83,727	183,779

Income (Loss) before Income Taxes	1,548,230	(607,965)
Income Tax (Provision) Benefit	(232,234)	131,433

Net Income (Loss)	$1,315,996	$(476,532)

Net Income (Loss) Per Common Share:
Basic	$0.31	$(0.11)
Diluted	$0.30	$(0.11)
Weighted Average Number of Common Shares Outstanding:
Basic	4,234,641	4,267,698
Diluted	4,415,075	4,267,698
Dividends Declared Per Common Share	$0.08	$0.08

ASTRO-MED, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six-Months Ended
	August 2, 2003	August 3, 2002
Cash Flows from Operating Activities:
Net Income (Loss)	$1,315,996	$(476,532)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by Operating Activities:
Depreciation and Amortization	714,998	646,753
Changes in Assets and Liabilities:
Accounts Receivable	(631,390)	824,066
Inventories	(803,614)	1,075,147
Other	87,135	(20,944)
Income Taxes Payable	181,356	—
Accounts Payable and Accrued Expenses	691,286	(620,246)

Total Adjustments	239,771	1,904,776
Net Cash Provided by Operating Activities	1,555,767	1,428,244
Cash Flows from Investing Activities:
Proceeds from Sales/Maturities of Securities Available for Sale	821,989	459,850
Purchases of Securities Available for Sale	(1,525,216)	(250,600)
Additions to Property, Plant and Equipment	(262,127)	(285,597)

Net Cash Used by Investing Activities	(965,354)	(76,347)
Cash Flows from Financing Activities:
Principal Payments on Capital Leases	(4,483)	(22,659)
Proceeds from Common Shares Issued Under Employee Benefit Plans and Exercises of Stock Options	266,992	5,022
Shares Repurchased	(235,146)	—
Dividends Paid	(339,131)	(341,420)

Net Cash Used by Financing Activities	(311,768)	(359,057)
Net Increase in Cash and Cash Equivalents	278,645	992,840
Cash and Cash Equivalents, Beginning of Period	3,217,035	2,569,721

Cash Equivalents, End of Period	$3,495,680	$3,562,561

Supplemental Disclosures of Cash Flow
Information:
Cash Paid During the Period for:
Interest	$130	$591
Income Taxes	$50,878	$—

ASTRO-MED, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

August 2, 2003

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) The accompanying condensed financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments consisting of normal recurring adjustments which, in the opinion of management, are necessary for a fair statement of the results of the interim periods presented. These financial statements do not include all disclosures associated with annual financial statements and, accordingly, should be read in conjunction with footnotes contained in the Company’s annual report on Form 10-K for the year ended January 31, 2003. Certain reclassifications have been made to conform to the current period reporting format.

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

	Three-Months Ended		Six-Months Ended
	August 2, 2003	August 3, 2002	August 2, 2003	August 3, 2002
Weighted Average Common Shares Outstanding — Basic	4,216,489	4,267,970	4,234,641	4,267,698
Diluted Effect of Options Outstanding	357,718	29,518	180,434	—

Weighted Average Common Shares Outstanding — Diluted	4,574,207	4,297,488	4,415,075	4,267,698

For the three-months ended August 2, 2003 and August 3, 2002, the diluted per share amounts do not reflect options outstanding of 808,300 and 2,077,575, respectively. These outstanding options were not included in the weighted average common shares outstanding because the exercise price of the option was greater than the average market price.

For the six-months ended August 2, 2003 and August 3, 2002, respectively, the diluted per share amounts do not reflect options outstanding of 1,019,750 and 2,077,575, respectively. These outstanding options were not included in the weighted average common shares outstanding because the exercise price of the option was greater than the average market price or their effect was anti-dilutive.

As permitted by Statement on Financial Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” the Company accounts for its stock-based compensation under the intrinsic value method in accordance with Accounting Principles Board (APB) Opinion No. 25 “Accounting for Stock Issued to Employees”. Had compensation cost for the Company’s stock-based compensation plans been determined based on the fair value at the grant dates consistent with the method set forth under SFAS No. 123, the Company’s net income (loss) and net income (loss) per share would have changed to the pro forma amounts indicated below:

ASTRO-MED, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

August 2, 2003

	Three-Months Ended		Six-Months Ended
	August 2, 2003	August 3, 2002	August 2, 2003	August 3, 2002
Net Income (Loss)
As reported	$809,937	$156,142	$1,315,996	$(476,532)
Less: Total Stock-Based Employee Compensation Expense Determined Under Fair Value Based Method	60,324	192,163	83,274	293,300

Pro forma	$749,613	$(36,021)	$1,232,722	$(769,832)

Net Income (Loss) per share
As reported, Basic	$0.19	$0.04	$0.31	$(0.11)
Pro forma, Basic	$0.18	$(0.01)	$0.29	$(0.18)
As reported, Diluted	$0.18	$0.04	$0.30	$(0.11)
Pro forma, Diluted	$0.16	$(0.01)	$0.28	$(0.18)

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

d) New Accounting Pronouncements:

In January 2003 Financial Accounting Standards Board (FASB) Interpretation No. 46, “Consolidation of Variable Interest Entities” was issued. This interpretation requires a company to consolidate variable interest entities (“VIE”) if the enterprise is a primary beneficiary (holds a majority of the variable interest) of the VIE and the VIE has specific characteristics. It also requires additional disclosures for parties involved with VIEs. The provisions of this interpretation are effective in fiscal year 2004. The adoption of this interpretation did not have a material impact on Company’s consolidated financial position, results of operation or cash flows.

In April 2003, SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” was issued. The standard amends and clarifies financial reporting for derivative instruments and for hedging activities accounted for under SFAS No. 133 and is effective for contracts entered into or modified, and for hedges designated, after June 30, 2003. Adoption of the standard did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In May 2003, SFAS No. 150, “Accounting for Certain Instruments with Characteristics of Both Liabilities and Equity” was issued. The standard establishes how an issuer classifies and measures certain freestanding financial instruments with characteristics of liabilities and equity and requires that such instruments be classified as liabilities. The standard is effective for financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. Adoption of the standard is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

ASTRO-MED, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

August 2, 2003

NOTE 2 – COMPREHENSIVE INCOME

The Company’s total comprehensive income (loss) is as follows:

	Three-Months Ended		Six-Months Ended
	August 2, 2003	August 3, 2002	August 2, 2003	August 3, 2002
Comprehensive Income (Loss):
Net Income (Loss)	$809,937	$156,142	$1,315,996	$(476,532)
Other Comprehensive Income (Loss):
Foreign currency translation adjustments, net of tax	2,911	70,332	35,017	147,187
Unrealized gain (loss) in securities:
Unrealized holding gain (loss) arising during the period, net of tax	(2,728)	16,038	(1,875)	(23,934)
Reclassification adjustment for (gain) included in net income, net of tax	(797)	(5,817)	(797)	(5,817)

Other Comprehensive Income(Loss)	(614)	80,553	32,345	117,436

Comprehensive Income (Loss)	$809,323	$236,695	$1,348,341	$(359,096)

NOTE 3 – INVENTORIES

Inventories, net of reserves are stated at the lower of cost (first-in, first-out) or market and include material, labor and manufacturing overhead. The components of inventories were as follows:

	August 2, 2003	January 31, 2003
Raw Materials	$4,791,955	$4,807,858
Work-In-Process	1,274,316	707,169
Finished Goods	3,613,677	3,385,436

	$9,679,948	$8,900,463

ASTRO-MED, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 4 – INCOME TAXES

The effective income tax rate used in the interim condensed financial statements are estimates of the full year’s rates. The August 2, 2003 effective tax rate reflects the favorable impact of the net operating loss carryforward and the anticipated utilization of certain other deferred tax assets which were fully reserved for in fiscal year ending January 31, 2003.

NOTE 5 – SEGMENT INFORMATION

Summarized below are the sales and segment operating profit for each reporting segment for three-months ended August 2, 2003 and August 3, 2002:

	Sales		Segment Operating Profit
	August 2, 2003	August 3, 2002	August 2, 2003	August 3, 2002
T&M	$3,120,000	$3,327,000	$333,000	$308,000
QLS	6,104,000	5,629,000	718,000	144,000
G-T	4,799,000	4,014,000	612,000	470,000

Total	$14,023,000	$12,970,000	1,663,000	922,000

Corporate Expenses			686,000	834,000

Operating Income			977,000	88,000
Other Income (Expenses)			33,000	111,000

Income Before Income Taxes			1,010,000	199,000
Income Tax Provision			(200,000)	(43,000)

Net Income			$810,000	$156,000

Summarized below are the sales and segment operating profit (loss) for each reporting segment for the six-months ended August 2, 2003 and August 3, 2002:

	Sales		Segment Operating Profit (Loss)
	August 2, 2003	August 3, 2002	August 2, 2003	August 3, 2002
T&M	$5,064,000	$6,014,000	$(31,000)	$223,000
QLS	12,114,000	10,889,000	1,335,000	79,000
G-T	10,059,000	7,509,000	1,573,000	431,000

Total	$27,237,000	$24,412,000	2,877,000	733,000

Corporate Expenses			1,413,000	1,525,000

Operating Income(Loss)			1,464,000	(792,000)
Other Income (Expenses)			84,000	184,000

Income (Loss) Before Income Taxes			1,548,000	(608,000)
Income Tax (Provision) Benefit			(232,000)	131,000

Net Income (Loss)			$1,316,000	$(477,000)

ASTRO-MED, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 6 – RESTRUCTURING AND IMPAIRMENT CHARGES

In the fourth quarter of fiscal year 2003, the Company implemented an organizational restructuring in an effort to reduce costs and streamline operations. In fiscal year 2003, the Company recorded $490,225 of restructuring and impairment charges. These charges included $364,313 of severance and related termination benefits which were accounted for in accordance with SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” and $125,912 of long-lived asset impairment which was accounted for in accordance with FAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”. An analysis of the activity in the accrual for the six-months ending August 2, 2003 is summarized below:

Severance
Balance at January 31, 2003	$336,181
Charges	—
Utilized	(253,423)

Balance at August 2, 2003	$82,758

NOTE 7 – PRODUCT WARRANTY LIABILITY

Changes in the Company’s product warranty liability during the period ending August 2, 2003 and August 3, 2002, respectively are as follows:

	August 2, 2003	August 3, 2002
Balance, beginning of the period	$170,000	$135,515
Warranties issued during the period	163,596	183,587
Settlements made during the period	(163,930)	(183,587)

Balance, end of the period	$169,666	$135,515

ASTRO-MED, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Results of Operations:

Three-Months Ending August 2, 2003 vs. Three-Months Ending August 3, 2002

Sales in the quarter were $14,023,000, an 8% increase from the prior year’s second quarter sales of $12,970,000. Domestic sales were $9,729,000, up 4% from $9,379,000 for the second quarter of the prior fiscal year. Sales through the Company’s international channels were $4,294,000, up 20% over previous year’s second quarter sales of $3,591,000. Excluding the favorable impact of foreign exchange rates, international sales increased 13%.

Gross profit dollars were $5,816,000, which generated a margin yield of 41.5% for the quarter as compared to a margin yield in last year’s second quarter of 37.4%. The higher margin percentage in the second quarter can be attributed to the change in sales mix and better manufacturing overhead absorption on the higher sales level.

Operating expenses in the quarter were $4,839,000. Selling and general administrative (SGA) spending increased 2% from last year to $3,932,000. The increase in SGA expenses in the quarter can be attributed to higher selling expenses and the unfavorable foreign exchange rate impact on our foreign office expenses.

Other income (expense) – Other, net decreased as a result of the prior year containing $58,000 of foreign exchange gains while the current year incurred a foreign exchange loss of $4,000.

The effective tax rate for the quarters ending August 2, 2003 and August 3, 2002 were 19.8% and 21.4%, respectively. The August 2, 2003 effective tax rate reflects the favorable impact of the net operating loss carryforward and the anticipated utilization of certain deferred tax assets which were fully reserved for in fiscal year ending January 31, 2003.

The Company reports three reporting segments consistent with its sales product groups: Test & Measurement (T&M); QuickLabel Systems (QLS) and Grass-Telefactor (G-T). The Company evaluates segment performance based on the segment profit (loss) before corporate and financial administration expenses.

Summarized below are the sales and segment operating profit for each reporting segment for three-months ended August 2, 2003 and August 3, 2002:

	Sales		Segment Operating Profit
	August 2, 2003	August 3, 2002	August 2, 2003	August 3, 2002
T&M	$3,120,000	$3,327,000	$333,000	$308,000
QLS	6,104,000	5,629,000	718,000	144,000
G-T	4,799,000	4,014,000	612,000	470,000

Total	$14,023,000	$12,970,000	1,663,000	922,000

Corporate Expenses			686,000	834,000

Operating Income			977,000	88,000
Other Income (Expenses)			33,000	111,000

Income Before Income Taxes			1,010,000	199,000
Income Tax Provision			(200,000)	(43,000)

Net Income			$810,000	$156,000

T&M’s sales were $3,120,000, down 6% from the $3,327,000 in the second quarter of the previous year. This decrease in T&M’s sales can be attributed to a decline in Dash 18 Recorder sales partially offset by an increase in Everest Recorder, Cockpit Printer and the new Dash 8X Recorder sales. T&M’s segment profit margin improved to 11% in the quarter from 9% in the previous year.

ASTRO-MED, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Results of Operations (continued):

Three-Months Ending August 2, 2003 vs. Three-Months Ending August 3, 2002

QLS’s sales increased to $6,104,000, an 8% increase over the $5,629,000 of sales reported in the second quarter of the previous year. Printer and media sales increased 14% and 6%, respectively. The increase in QLS’s printer sales can be attributed to the sales generated from the newly introduced 4100Xe and the new 8100X printers. QLS’s second quarter segment profit margin improved to 12% up from 3% in the previous year. The increase in margin is attributed to the change in sales mix and better margins on media products driven by lower material costs.

G-T sales in the quarter were $4,799,000, up 20% from $4,014,000 reported in the second quarter of the previous year. The increase in sales can be attributed to higher sales in the long-term monitoring product line and the incremental sales of the newly introduced PSG (Sleep) and EEG Comet Systems. The G-T segment operating profit margin increased to 13% in the second quarter from 12% in the previous year.

Six-Months Ending August 2, 2003 vs. Six-Months Ending August 3, 2002

Sales for the first six-months of the current year were $27,237,000, a 12% increase over the $24,412,000 from the first six-months of the prior year. Domestic sales were $19,090,000, up 7% from $17,866,000 for the six-months of the prior fiscal year. Sales through the Company’s international channels were $8,147,000, up 24% over previous year’s six-months sales of $6,546,000. Excluding the favorable impact of foreign exchange rates, international sales increased 12%.

Gross profit dollars were $10,866,000, which generated a margin yield of 39.9% for the six-months of the current year as compared to a margin yield for the first six-months of last year of 35.5%. The higher margin percentage for the first six-months of this year can be attributed to the change in sales mix and better manufacturing overhead absorption on the higher sales level.

Operating expenses for the six-months were $9,402,000. Selling and general administrative spending was up less than 1% from last year to $7,625,000.

Research and development funding declined 4% from the prior year to $1,776,000. This decrease can be attributed primarily to the reduction in personnel costs from the restructuring in fiscal year 2003.

Other income (expense) – Other, net decreased as a result of the prior year containing $96,000 of foreign exchanges gains while the current year incurred a foreign exchange gain of $5,000.

The effective tax rate for the six-months ending August 2, 2003 and August 3, 2002 were 15.0% and 21.6%, respectively. The August 2, 2003 effective tax rate reflects the favorable impact of the net operating loss carryforward and the anticipated utilization of certain deferred tax assets which were fully reserved for in fiscal year ending January 31, 2003.

The Company reports three reporting segments consistent with its sales product groups: Test & Measurement (T&M); QuickLabel Systems (QLS) and Grass-Telefactor (G-T). The Company evaluates segment performance based on the segment profit (loss) before corporate and financial administration expenses.

ASTRO-MED, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Results of Operations (continued):

Six-Months Ending August 2, 2003 vs. Six-Months Ending August 3, 2002 (Continued)

Summarized below are the sales and segment operating profit (loss) for each reporting segment for the six-months ended August 2, 2003 and August 3, 2002:

	Sales		Segment Operating Profit (Loss)
	August 2, 2003	August 3, 2002	August 2, 2003	August 3, 2002
T&M	$5,064,000	$6,014,000	$(31,000)	$223,000
QLS	12,114,000	10,889,000	1,335,000	79,000
G-T	10,059,000	7,509,000	1,573,000	431,000

Total	$27,237,000	$24,412,000	2,877,000	733,000

Corporate Expenses			1,413,000	1,525,000

Operating Income(Loss)			1,464,000	(792,000)
Other Income (Expenses)			84,000	184,000

Income (Loss) Before Income Taxes			1,548,000	(608,000)
Income Tax (Provision) Benefit			(232,000)	131,000

Net Income (Loss)			$1,316,000	$(477,000)

T&M’s product sales were $5,064,000, down 16% from the $6,014,000 in the first six-months of the previous year. This decrease in T&M’s sales can be attributed to a decline in Dash 18 Recorder sales partially offset by an increase in Everest Recorder; Cockpit Printer and the new Dash 8X Recorder sales. T&M’s segment profit (loss) margin decreased to a (loss) of (1)% in the quarter from a profit of 4% in the previous year. The decrease in T&M’s margin is attributed to the lower sales volume.

QLS’s sales increased to $12,114,000, an 11% increase over the $10,887,000 of sales reported in the first six-months of the previous year. This increase is attributed to a 22% growth in printer sales. The increase in printer sales can be attributed primarily to the increased sales of the new 4100Xe printer. QLS’s segment profit margin increased to 11% in the first six-months, up from 1% from the previous year. The increase in margin is primarily attributed to the higher sales volume and the change in sales mix within the group, as well as, better media margins resulting from lower material costs.

G-T sales increased to $10,059,000, up 34% from $7,509,000 reported in the first six-months of the previous year. The increase in sales can be attributed to higher sales in the long-term monitoring product line and the incremental sales of the newly introduced PSG (Sleep) and EEG Comet Systems. The G-T segment operating profit margin improved to 16% for the first six-months of this year from 6% in the previous year. The improvement in margin is attributed to the higher sales volume and the lower personnel costs resulting from the workforce reduction that took place at the end of fiscal year 2003.

ASTRO-MED, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Financial Condition:

The Company’s Statements of Cash Flows for the six-month ending August 2, 2003 and August 3, 2002 are included on page 6. Net cash flow provided by operating activities for the six-months ending August 2, 2003 and August 3, 2002 were $1,556,000 and $1,428,000, respectively.

Cash and securities available for sale at the end of the second quarter totaled $8,320,000, up from $7,336,000 at year-end. The accounts receivable collection cycle slowed by two days to 55 net days sales outstanding at the end of the quarter as compared to the 53 net days outstanding at year-end. Inventory increased to $9,680,000 from year-end. Inventory turns improved to 2.9 times from 2.8 times at year-end.

Capital expenditures were $262,000 for the six-months ended August 2, 2003 as the Company purchased machinery and equipment, information technology hardware and software and tools and dies.

In the second quarter, the Company increased its unsecured bank line of credit by $1.5 million. The total available under this line of credit is $3.5 million, all of which is currently available.

The Company paid cash dividends for the six-months ending August 2, 2003 of $339,000 or $0.08 per common share.

In the second quarter, the Company received $267,000 from the exercise of stock options.

In the first quarter of this fiscal year, the Company repurchased 71,800 shares of its common stock at cost of $235,000. The Company has the ability to acquire an additional 218,600 common stock shares under its existing Board of Director’s authorization.

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

The Company’s exposure to market risk has not changed materially from its exposure at January 31, 2003 as set forth in Item 7A in its Form 10K for the fiscal year ended January 31, 2003.

Item 4.	Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the Exchange Act), the Company conducted an evaluation under the supervision and with the participation of the Company’s management, including the Chairman of the Board (serving as the principal executive officer) and the Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chairman of the Board and the Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all information required to be disclosed in reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported with in the time periods specified in the Securities and Exchange Commission rules and forms. There was no significant change in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K

(a) Exhibits:

The following exhibits are filed as part of this report on Form 10-Q:

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)

32.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b) and 18 U.S.C. 1350

32.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b) and 18 U.S.C. 1350

(b) Reports on Form 8-K:

Current Report on Form 8-K dated May 13, 2003, announcing preliminary information concerning first quarter financial results.

Current Report on Form 8-K dated May 20, 2003 announcing first quarter consolidated earnings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASTRO-MED, INC. (Registrant)

Date: August 28, 2003	By
A. W. Ondis, Chairman (Principal Executive Officer)

Date: August 28, 2003	By
Joseph P. O’Connell, Vice President and Treasurer (Principal Financial Officer)