Form 10-Q
period 2003-11-01
ASTRO MED INC /NEW/
filed 2003-11-26
CIK 8146

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For	the quarterly period ended November 1, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For	the transition period from to

Commission file number 0-13200

Astro-Med, Inc.

(Exact name of registrant as specified in its charter)

Rhode Island	05-0318215
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

600 East Greenwich Avenue, West Warwick, Rhode Island	02893
(Address of principal executive offices)	(Zip Code)

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

Common Stock, $.05 Par Value 4,601,758 shares

(excluding treasury shares) as of November 21, 2003

ASTRO-MED, INC.

Part I. FINANCIAL INFORMATION

ASTRO-MED, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

UNAUDITED

	November 1, 2003	January 31, 2003
ASSETS

CURRENT ASSETS
Cash and Cash Equivalents	$4,457,039	$3,217,035
Securities Available for Sale	5,602,102	4,118,991
Accounts Receivable, Net	9,968,362	8,347,375
Inventories, Net	9,212,192	8,900,463
Prepaid Expenses and Other Current Assets	435,790	370,342

Total Current Assets	29,675,485	24,954,206

PROPERTY, PLANT AND EQUIPMENT	24,932,554	24,241,848
Less Accumulated Depreciation	(17,989,831)	(16,891,169)

	6,942,723	7,350,679
OTHER ASSETS
Goodwill	2,310,798	2,310,798
Amounts Due from Officers	480,314	480,314
Other	107,736	113,881

	$39,517,056	$35,209,878

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts Payable	$2,121,615	$2,423,260
Accrued Compensation	2,103,927	1,768,777
Accrued Expenses	2,529,669	1,937,124

Total Current Liabilities	6,755,211	6,129,161

SHAREHOLDERS’ EQUITY
Preferred Stock, $10 Par Value, Authorized 100,000 Shares, None Issued	—	—
Common Stock, $.05 Par Value, Authorized 13,000,000 Shares, Issued, 5,556,603 and 5,168,367 Shares, respectively	277,830	258,418
Additional Paid-In Capital	7,735,119	5,647,568
Retained Earnings	30,890,076	29,190,013
Treasury Stock, at Cost (969,695 and 897,895 Shares, respectively)	(6,095,755)	(5,860,609)
Accumulated Other Comprehensive Loss	(45,425)	(154,673)

	32,761,845	29,080,717

	$39,517,056	$35,209,878

ASTRO-MED, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

UNAUDITED

	Three-Months Ended
	November 1, 2003	November 2, 2002
Net Sales	$14,385,987	$11,788,857
Cost of Sales	8,459,608	7,399,035

Gross Profit	5,926,379	4,389,822

Costs and Expenses:
Selling, General and Administrative	3,912,614	3,715,618
Research and Development	954,997	1,134,607

	4,867,611	4,850,225

Operating Income (Loss)	1,058,768	(460,403)

Other Income (Expense):
Investment Income	38,597	46,309
Other, Net	(37,841)	18,388

	756	64,697

Income (Loss) Before Income Taxes	1,059,524	(395,706)
Income Tax Provision (Benefit)	158,929	(85,077)

Net Income (Loss)	$900,595	$(310,629)

Net Income (Loss) Per Common Share:
Basic	$0.20	$(0.07)
Diluted	$0.17	$(0.07)
Weighted Average Number of Common Shares Outstanding:
Basic	4,435,180	4,268,868
Diluted	5,168,461	4,268,868

Dividends Declared Per Common Share	$0.04	$0.04

ASTRO-MED, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

UNAUDITED

	Nine-Months Ended
	November 1, 2003	November 2, 2002
Net Sales	$41,623,471	$36,200,986
Cost of Sales	24,830,984	23,147,048

Gross Profit	16,792,487	13,053,938

Costs and Expenses:
Selling, General and Administrative	11,537,837	11,321,132
Research and Development	2,731,379	2,984,953

	14,269,216	14,306,085

Operating Income (Loss)	2,523,271	(1,252,147)

Other Income (Expense):
Investment Income	133,232	144,574
Other, Net	(48,749)	103,902

	84,483	248,476

Income (Loss) before Income Taxes	2,607,754	(1,003,671)

Income Tax Provision (Benefit)	391,163	(216,510)

Net Income (Loss)	$2,216,591	$(787,161)

Net Income (Loss) Per Common Share:
Basic	$0.52	$(0.18)
Diluted	$0.48	$(0.18)
Weighted Average Number of Common Shares Outstanding:
Basic	4,301,487	4,268,088
Diluted	4,666,204	4,268,088

Dividends Declared Per Common Share	$0.12	$0.12

ASTRO-MED, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

	Nine-Months Ended
	November 1, 2003	November 2, 2002
Cash Flows from Operating Activities:
Net Income (Loss)	$2,216,591	$(787,161)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by Operating Activities:
Depreciation and Amortization	971,975	1,048,042
Gain on Sale of Securities Available for Sale/Assets	—	(12,017)
Changes in Assets and Liabilities:
Accounts Receivable	(1,620,987)	1,595,873
Inventories	(432,198)	828,884
Other	275,410	(142,173)
Accounts Payable and Accrued Expenses	630,532	(459,950)

Total Adjustments	(175,268)	2,858,659
Net Cash Provided by Operating Activities	2,041,323	2,071,498

Cash Flows from Investing Activities:
Proceeds from Sales of Securities Available for Sale	1,573,173	1,515,282
Purchases of Securities Available for Sale	(3,086,154)	(1,832,956)
Additions to Property, Plant and Equipment	(416,450)	(496,017)

Net Cash Used in Investing Activities	(1,929,431)	(813,691)

Cash Flows from Financing Activities:
Issuance of Debt	—	13,300
Principal Payments on Capital Leases/Debt	(4,483)	(25,489)
Proceeds from Common Shares Issued Under Employee Benefit Plans and the Exercise of Stock Options	1,884,269	7,786
Shares Repurchased	(235,146)	—
Dividends Paid	(516,528)	(512,173)

Net Cash Provided by (Used) in Financing Activities	1,128,112	(516,576)
Net Increase in Cash and Cash Equivalents	1,240,004	741,231
Cash and Cash Equivalents, Beginning of Period	3,217,035	2,569,721

Cash and Cash Equivalents, End of Period	$4,457,039	$3,310,952

Supplemental Disclosures of Cash Flow Information:
Cash Paid During the Period for:
Income Taxes	$268,470	$—

ASTRO-MED, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

November 1, 2003

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

	Three-Months Ended		Nine-Months Ended
	November 1, 2003	November 2, 2002	November 1, 2003	November 2, 2002
Weighted Average Common Shares Outstanding – Basic	4,435,180	4,268,868	4,301,487	4,268,088
Diluted Effect of Options Outstanding	733,281	—	364,717	—

Weighted Average Common Shares Outstanding – Diluted	5,168,461	4,268,868	4,666,204	4,268,088

For the three-months ended November 1, 2003, all options outstanding were reflected in the per share amounts. For the three-months ended November 2, 2002, the diluted per share amounts do not reflect options outstanding of 2,053,575. These outstanding options were not included in the weighted average common shares outstanding because the exercise price of the option was greater than the average market price or their effect is anti-dilutive.

For the nine-months ended November 1, 2003 and November 2, 2002, respectively, the diluted per share amounts do not reflect options outstanding of 807,300 and 2,053,575, respectively. These outstanding options were not included in the weighted average common shares outstanding because the exercise price of the option was greater than the average market price or their effect was anti-dilutive.

ASTRO-MED, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

November 1, 2003

As permitted by Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” the Company accounts for its stock-based compensation under the intrinsic value method in accordance with Accounting Principles Board (APB) Opinion No. 25 “Accounting for Stock Issued to Employees”. Had compensation cost for the Company’s stock-based compensation plans been determined based on the fair value of the options at the grant dates consistent with the method set forth under SFAS No. 123, the Company’s net income (loss) and net income (loss) per share would have changed to the pro forma amounts indicated below:

	Three-Months Ended		Nine-Months Ended
	November 1, 2003	November 2, 2002	November 1, 2003	November 2, 2002
Net Income (Loss)
As reported	$900,595	$(310,629)	$2,216,591	$(787,161)
Less: Total Stock-Based Employee Compensation Expense Determined Under Fair Value Based Method	57,485	156,210	140,759	450,068

Pro forma	$843,110	$(466,839)	$2,075,832	$(1,237,729)

Net Income (Loss) per share
As reported, Basic	$0.20	$(0.07)	$0.52	$(0.18)
Pro forma, Basic	$0.19	$(0.11)	$0.48	$(0.29)
As reported, Diluted	$0.17	$(0.07)	$0.48	$(0.18)
Pro forma, Diluted	$0.16	$(0.11)	$0.44	$(0.29)

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

(d) New Accounting Pronouncements:

In January 2003 Financial Accounting Standards Board (FASB) Interpretation No. 46, “Consolidation of Variable Interest Entities” was issued. This interpretation requires a company to consolidate variable interest entities (“VIE”) if the enterprise is a primary beneficiary (holds a majority of the variable interest) of the VIE and the VIE has specific characteristics. It also requires additional disclosures for parties involved with VIEs. In October 2003, the FASB deferred the effective date of this interpretation for all VIEs to the first reporting period after December 15, 2003. The adoption of this interpretation will not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

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

In May 2003, SFAS No. 150, “Accounting for Certain Instruments with Characteristics of Both Liabilities and Equity” was issued. The standard establishes how an issuer classifies and measures certain freestanding financial instruments with characteristics of liabilities and equity and requires that such instruments be classified as liabilities. The standard is effective for financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of the standard did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In May 2003 the Emerging Issues Task Force reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (EITF 00-21) which became effective for revenue arrangements entered into in the third quarter of 2003. In an arrangement with multiple deliverables, EITF 00-21 provides guidance to determine (a) how the arrangement consideration should be measured, (b) whether the arrangement should be divided into separate units of accounting, and (c) how the arrangement consideration should be allocated among the separate units of accounting. The Company adopted EITF 00-21 in the third quarter. The adoption of the standard did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

ASTRO-MED, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

November 1, 2003

NOTE 2 – COMPREHENSIVE INCOME

The Company’s total comprehensive income (loss) is as follows:

	Three-Months Ended		Nine-Months Ended
	November 1, 2003	November 2, 2002	November 1, 2003	November 2, 2002
Comprehensive Income (Loss):
Net Income (Loss)	$900,595	$(310,629)	$2,216,591	$(787,161)
Other Comprehensive Income (Loss):
Foreign currency translation adjustments, net of tax	101,102	5,652	136,119	152,839
Unrealized gain (loss) in securities:
Unrealized holding gain (loss) arising during the period, net of tax	(24,199)	42,684	(26,871)	12,933
Reclassification adjustment for (gain) included in net income, net of tax	—	(7,931)	—	(7,931)

Other Comprehensive Income (Loss)	76,903	40,405	109,248	157,841

Comprehensive Income (Loss)	$977,498	$(270,224)	$2,325,839	$(629,320)

NOTE 3 – INVENTORIES

Inventories, net of reserves are stated at the lower of cost (first-in, first-out) or market and include material, labor and manufacturing overhead. The components of inventories were as follows:

	November 1, 2003	January 31, 2003
Raw Materials	$4,716,922	$4,807,858
Work-In-Process	1,242,332	707,169
Finished Goods	3,252,938	3,385,436

	$9,212,192	$8,900,463

NOTE 4 – INCOME TAXES

The effective income tax rate used in the interim condensed financial statements are estimates of the full year’s rates. The November 1, 2003 effective tax rate reflects the favorable impact of the net operating loss carryforward and the anticipated utilization of certain other deferred tax assets which were fully reserved for in fiscal year ending January 31, 2003.

ASTRO-MED, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

November 1, 2003

NOTE 5 – SEGMENT INFORMATION

The Company reports three reporting segments consistent with its sales product groups: Test & Measurement (T&M); QuickLabel Systems (QLS) and Grass-Telefactor (G-T). The Company evaluates segment performance based on the segment profit (loss) before corporate and financial administration expenses.

Summarized below are the sales and segment operating profit (loss) for each reporting segment for three-months ended November 1, 2003 and November 2, 2003:

	Sales		Segment Operating Profit (Loss)
	November 1, 2003	November 2, 2002	November 1, 2003	November 2, 2002
T&M	$3,380,000	$3,427,000	$512,000	$432,000
QLS	6,210,000	4,885,000	567,000	(201,000)
G-T	4,796,000	3,477,000	705,000	(71,000)

Total	$14,386,000	$11,789,000	1,784,000	160,000

Corporate Expenses			725,000	620,000

Operating Income (Loss)			1,059,000	(460,000)
Other Income, Net			1,000	64,000

Income (Loss) Before Income Taxes			1,060,000	(396,000)
Income Tax Provision (Benefit)			159,000	(85,000)

Net Income (Loss)			$901,000	$(311,000)

Summarized below are the sales and segment operating profit (loss) for each reporting segment for the nine-months ended November 1, 2003 and November 2, 2002:

	Sales		Segment Operating Profit (Loss)
	November 1, 2003	November 2, 2002	November 1, 2003	November 2, 2002
T&M	$8,443,000	$9,441,000	$478,000	$678,000
QLS	18,325,000	15,773,000	1,903,000	(66,000)
G-T	14,855,000	10,987,000	2,277,000	276,000

Total	$41,623,000	$36,201,000	4,658,000	888,000

Corporate Expenses			2,135,000	2,140,000

Operating Income (Loss)			2,523,000	(1,252,000)
Other Income, Net			85,000	248,000

Income (Loss) Before Income Taxes			2,608,000	(1,004,000)
Income Tax Provision (Benefit)			391,000	(217,000)

Net Income (Loss)			$2,217,000	$(787,000)

ASTRO-MED, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

November 1, 2003

NOTE 6 – RESTRUCTURING AND IMPAIRMENT CHARGES

In the fourth quarter of fiscal year 2003, the Company implemented an organizational restructuring in an effort to reduce costs and streamline operations. In fiscal year 2003, the Company recorded $490,225 of restructuring and impairment charges. These charges included $364,313 of severance and related termination benefits that were accounted for in accordance with SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” and $125,912 of long-lived asset impairment which was accounted for in accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”. An analysis of the activity in the accrual for the nine-months ending November 1, 2003 is summarized below:

Severance
Balance at January 31, 2003	$336,181
Charges	—
Cash Paid	(308,667)

Balance at November 1, 2003	$27,514

NOTE 7 – PRODUCT WARRANTY LIABILITY

Changes in the Company’s product warranty liability during the quarter ending November 1, 2003 and November 2, 2002, respectively are as follows:

	November 1, 2003	November 2, 2002
Balance, beginning of the period	$170,000	$135,515
Warranties issued during the period	214,411	227,278
Settlements made during the period	(214,411)	(227,278)

Balance, end of the period	$170,000	$135,515

ASTRO-MED, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Results of Operations:

For the Three-Months Ending November 1, 2003 vs. November 2, 2002

Sales in the third quarter were $14,386,000, an increase of 22% from the prior year’s third quarter sales of $11,789,000. Domestic sales were $10,719,000, up 17% from the $9,124,000 reported for the third quarter of the prior fiscal year. Sales through the Company’s international channels were $3,667,000, 38% higher than the previous year’s third quarter sales of $2,665,000. This increase in international sales can be attributed to a 39% increase in QLS’s international sales and a 65% increase in G-T’s international sales over the prior year’s third quarter. Excluding the favorable impact of foreign exchange rates, international sales increased 26% in the current quarter.

Gross profit dollars were $5,926,000 in the quarter. The gross profit margin realized in the quarter was 41.2%, an increase from last year’s margin of 37.2%. The improvement in the margin percentage can be attributed to the higher sales volume and the favorable change in sales mix.

Operating Expenses in the quarter were $4,868,000. Selling, general and administrative (SG&A) spending increased 5% from last year to $3,913,000. The increase in SG&A can be attributed to higher selling expenses related to the higher sales volume.

Research and development funding decreased 16% from the prior year to $955,000. In the quarter, R & D spending was 6.6% of sales down from last year’s rate of 9.6%. This decrease can be attributed to the savings achieved from the workforce reduction that took place in January of 2003.

The Company reports three reporting segments consistent with its sales product groups: Test & Measurement (T&M); QuickLabel Systems (QLS) and Grass-Telefactor (G-T). The Company evaluates segment performance based on the segment profit (loss) before corporate and financial administration expenses.

Summarized below are the sales and segment operating profit (loss) for each reporting segment for three-months ended November 1, 2003 and November 2, 2003:

	Sales		Segment Operating Profit (Loss)
	November 1, 2003	November 2, 2002	November 1, 2003	November 2, 2002
T&M	$3,380,000	$3,427,000	$512,000	$432,000
QLS	6,210,000	4,885,000	567,000	(201,000)
G-T	4,796,000	3,477,000	705,000	(71,000)

Total	$14,386,000	$11,789,000	1,784,000	160,000

Corporate Expenses			725,000	620,000

Operating Income (Loss)			1,059,000	(460,000)
Other Income, Net			1,000	64,000

Income (Loss) Before Income Taxes			1,060,000	(396,000)
Income Tax Provision (Benefit)			159,000	(85,000)

Net Income (Loss)			$901,000	$(311,000)

T&M’s product sales were $3,380,000, down 1% from the $3,427,000 of the previous year. This slight decrease in T&M’s sales can be attributed to the higher Everest, Dash 18 and Dash 8X sales being offset by lower cockpit printer shipments. T&M’s segment profit margin improved to 15% in the quarter from 13% in the previous year.

ASTRO-MED, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Results of Operations (continued):

For the Three-Months Ending November 1, 2003 vs. November 2, 2002 (Continued)

QLS’s sales increased to $6,210,000, a 27% increase over the $4,885,000 of sales reported in the third quarter of the previous year. Printer sales increased 82% while Media sales increased 9%. The increase in Printer sales can be attributed to higher shipments of all printer models. QLS’s third quarter segment profit (loss) margin improved to a profit margin of 9% up from a loss margin of (4%) in the previous year. The increase in margin is attributed to higher level of sales and higher media margins.

G-T sales in the quarter were $4,796,000, up 38% from $3,477,000 reported in the third quarter of the previous year. The increase in sales can be attributed to higher sales in the long-term monitoring product line and the incremental sales of the newly introduced PSG (Sleep) and EEG Comet Systems. The G-T segment operating profit (loss) margin increased to a profit margin of 15% in the third quarter from a loss margin of (2%) in the previous year. The improvement in margin is attributed to the higher sales volume and lower operating expenses resulting from the workforce reduction.

For the Nine-Months Ending November 1, 2003 vs. November 2, 2002

	Sales		Segment Operating Profit (Loss)
	November 1, 2003	November 2, 2002	November 1, 2003	November 2, 2002
T&M	$8,443,000	$9,441,000	$478,000	$678,000
QLS	18,325,000	15,773,000	1,903,000	(66,000)
G-T	14,855,000	10,987,000	2,277,000	276,000

Total	$41,623,000	$36,201,000	4,658,000	888,000

Corporate Expenses			2,135,000	2,140,000

Operating Income (Loss)			2,523,000	(1,252,000)
Other Income, Net			85,000	248,000

Income (Loss) Before Income Taxes			2,608,000	(1,004,000)
Income Tax Provision (Benefit)			391,000	(217,000)

Net Income (Loss)			$2,217,000	$(787,000)

Sales for the nine-month period were $41,623,000, up 15% from the prior year’s sales of $36,201,000. Domestic sales were $29,809,000, up 10% from $26,984,000 for the nine-months in the prior fiscal year. Sales through the Company’s international channels were $11,814,000, up 28% from the previous year’s sales of $9,217,000. This increase in international sales is driven primarily by higher G-T sales. Excluding the favorable impact of foreign exchange, international sales were up 13%.

Gross profit dollars were $16,792,000, which generated a margin yield of 40.3% for the nine-months of the current year as compared to a margin yield last year of 36.1%. The higher margin percentage for the nine-months of this year can be attributed to the change in sales mix and better manufacturing overhead absorption on the higher sales level.

ASTRO-MED, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

For the Nine-Months Ending November 1, 2003 vs. November 2, 2002 (Continued)

Operating expenses for the nine-months were $14,269,000. Selling and general administrative spending increased 2% from last year to $11,538,000. The increase can be attributed to higher selling expenses related to tradeshows, advertising and other marketing.

Research and development funding declined 8% from the prior year to $2,731,000. This decrease can be attributed primarily to the workforce reduction, which took place in January of 2003.

Other income (expense) decreased primarily as a result of $100,000 of foreign exchange gains in the prior year versus $17,000 of foreign exchange losses for the nine-months of the current year.

T&M’s product sales were $8,443,000, down 11% from the $9,441,000 of the previous year. This decrease in T&M’s sales can be attributed to a decline in Dash 18 Recorder sales offset by an increase in Everest Recorder, Cockpit Printer and the new Dash 8X Recorder sales. T&M’s segment profit margin decreased to 6% from 7% in the previous year. The decrease in T&M’s margin is attributed to the change in the product sales mix.

QLS’s sales increased to $18,325,000, a 16% increase over the $15,773,000 of sales reported in the nine-months of the previous year. This increase is attributed to a 38% growth in printer sales. The increase in printer sales can be attributed primarily to the increased sales of the new 4100Xe and 8100Xe printers. QLS’s segment profit margin increased to 10% in the nine-months of this year, up from a margin loss of (1%) from the previous year. The increase in margin is primarily attributed to the higher sales volume and the change in sales mix within the group, as well as, better media margins resulting from lower material costs.

G-T sales increased to $14,855,000, up 35% from $10,987,000 reported in the nine-months of the previous year. The increase in sales can be attributed to higher sales in the long-term monitoring product line and the incremental sales of the newly introduced PSG (Sleep) and EEG Comet Systems. The G-T segment operating profit margin increased to 15% for the nine-months of this year from 3% in the previous year. The improvement in margin is attributed to the higher sales volume and the lower personnel costs resulting from the workforce reduction that took place at the end of fiscal year 2003.

ASTRO-MED, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Financial Condition:

The Company’s Statements of Cash Flows for the nine-months ending November 1, 2003 and November 2, 2002 are included on page 6. Net cash flow provided by operating activities for the nine-months ending November 1, 2003 and November 2, 2002 were $2,041,000 versus $2,071,000 of the previous year. Cash and securities available for sale at the end of the third quarter totaled $10,059,000, up from $7,335,000 at year-end. This balance increased primarily as a result of the $1,884,000 the Company received from the exercise of stock options. The accounts receivable collection cycle slowed to 61 net days sales outstanding at the end of the quarter as compared to the 53 net days outstanding at year-end. Inventory increased to $9,212,000 from $8,900,000 at year-end. Inventory turns improved to 3.1 times from 2.8 times at year-end.

Capital expenditures were $416,000 for the nine-months ended November 1, 2003 as the Company purchased machinery and equipment, information technology hardware and software and tools and dies.

In the second quarter, the Company increased its unsecured bank line of credit by $1.5 million. The total available under this line of credit is $3.5 million, all of which is currently available.

The Company paid cash dividends for the nine-months ending November 1, 2003 of $517,000 or $0.12 per common share.

Critical Accounting Policies, Commitments and Certain Other Matters:

In the Company’s Form 10-K for the year ended January 31, 2003 the Company’s most critical accounting policies and estimates upon which our financial status depends were identified as those relating to revenue recognition, warranty claims, bad debt, customer returns, inventories and long-lived assets. We considered the disclosure requirements of Financial Release (“FR”) 60 (“FR-60”) regarding critical accounting policies and FR-61 regarding liquidity and capital resources, certain trading activities and related party/certain other disclosures, and concluded that nothing materially changed during the quarter that would warrant further disclosure under these releases.

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

Current Report on Form 8-K dated August 20, 2003 announcing second quarter consolidated earnings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASTRO-MED, INC. (Registrant)

Date: November 26, 2003	By	/s/ A. W. Ondis

A. W. Ondis, Chairman (Principal Executive Officer)

Date: November 26, 2003	By	/s/ Joseph P. O’Connell

President and Treasurer (Principal Financial Officer)