Form 10-K
period 2004-01-31
ASTRO MED INC /NEW/
filed 2004-04-09
CIK 8146

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 0-13200

Astro-Med, Inc.

(Exact name of registrant as specified in its charter)

Rhode Island	05-0318215
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

600 East Greenwich Avenue, West Warwick, Rhode Island	02893 (Zip Code)
(Address of principal executive offices)

Registrant’s telephone number, including area code: (401) 828-4000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.05 Par Value

(Title of Class)

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule12b-2).    Yes  ☐    No  ☒

As of August 2, 2003, the aggregate market value of the voting common equity of the Registrant held by non-affiliates of the Registrant based on the closing price on the NASDAQ Stock Market was $25,539,704.

Indicate the number of shares outstanding (excluding treasury shares)

of each of the issuer’s classes of common stock as of March 19, 2004.

Common Stock $0.05 Par Value 4,746,501 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s definitive proxy statement for the 2004 annual meeting of shareholders are incorporated by reference into Part III.

ASTRO-MED, INC.

FORM 10-K ANNUAL REPORT

ASTRO-MED, INC.

PART I

Item 1. Business

General

Astro-Med, Inc., (the Company) is an enterprise that is strategically structured to design, develop, manufacture and distribute a diverse line of technology-advanced products and services. The Company is organized around a suite of core competencies including Research & Development, Manufacturing, Information Technology and Administrative Management. The Company markets and sells its products and services through three distinct product groups; Test & Measurement (T&M), QuickLabel® Systems (QuickLabel), and Grass-Telefactor (G-T). T&M develops and manufactures data acquisition instruments that serve the test and measurement market. QuickLabel develops and manufactures digital printers and consumable products that serve the product identification market. Grass-Telefactor develops and manufactures clinical neurophysiology (EEG and epilepsy monitoring), polysomnography (PSG – Sleep monitoring), biomedical research instrumentation and supplies that serve the life sciences market. The Company’s products are distributed both domestically and internationally through its direct sales force and authorized distributors and agents located in approximately forty countries. Approximately 29% of the Company’s sales in fiscal 2004 were made outside of the United States.

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

All statements, other than statements of historical facts included in this annual report regarding the Company’s financial position and operating and strategic initiatives and addressing industry developments are forward-looking statements. Where, in any forward-looking statement, the Company or its management expresses an expectation or belief as to future results, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished. Factors which could cause actual results to differ materially from those anticipated include, but are not limited to, general economic, financial and business conditions; declining demand in the test and measurement markets, especially defense and aerospace; competition in the specialty printer industry; ability to develop market acceptance of the QuickLabel color printer products and effective design of customer required features; competition in the data acquisition industry; competition in the neurophysiology industry; the impact of changes in foreign currency exchange rates on the results of operations; the ability to identify attractive acquisition candidates and to successfully effect and integrate acquisitions; the ability to realize the anticipated cost reductions from restructuring and streamlining the business; the business abilities and judgment of personnel and changes in business strategy.

Narrative Description of Business

Products

Overview

The Company develops and manufactures systems that have the ability to acquire electronic data, process, analyze, store and present the data in a variety of useable forms. The T&M data acquisition systems record scientific signals and print the output onto charts or electronic media. The QuickLabel digital printer systems and media products create product and packaging labels and tags in one or many colors. The Grass-Telefactor products electronically capture and record neurological data that maybe used to diagnose epilepsy or to study sleep disorders. The Company supplies a range of products that include the hardware, software, and supplies to customers who are in a variety of industries.

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

The Dash 2EZ, Dash 8X and Dash 18 form the Company’s Dash series of data acquisition recorders. The Dash 2EZ is the latest data acquisition recorder to be introduced and expands the Company’s reach into the handheld data recording market. With a touchscreen display, built-in chart recorder and integral data acquisition in a system weighing seven pounds, the Dash 2EZ is the ideal handheld troubleshooting tool.

Ruggedized Products

T&M’s products include a line of ruggedized products designed for military and commercial applications. The ToughWriter series are ruggedized, flightworthy cockpit printers used to print weather maps, communications and other flight critical information. The ToughWriter series meets MIL-STD requirements for shock, vibration and temperature, making it ideal for use on both commercial and military aircraft.

The ToughSwitch is an eight port, ruggedized Ethernet switch that also meets MIL-STD requirements for shock, vibration and temperature. Designed to withstand the rigors of commercial/military aviation and the harsh environments of the battlefield, the ToughSwitch is ideally suited for applications where standard or industrial grade hubs will not survive.

QuickLabel Products

The Company’s QuickLabel product line is composed of a family of high-technology digital color label printers, automatic barcode printers, labelers, and print and apply systems, as well as labeling software and consumables. Innovative QuickLabel products continue to change the way companies do business by providing just-in-time, in-plant label production capabilities and labeling automation through the Company’s advanced digital thermal transfer printing technologies. QuickLabel’s packaging, barcoding and labeling solutions are used throughout the world.

Digital Color Label Printers

QuickLabel digital color label printers are designed to print multiple colors, text and barcodes in a single pass on labels, tags and tickets of all kinds. Using Astro-Med’s proprietary MicroCell™ color halftoning technology, these printers create near lithographic quality labels that can be generated on and printed directly from a customer’s personal computer, mainframe or AS/400 mid-range computing platform.

The Company’s newest four-color digital label printers are the QLS-4100Xe and QLS-8100Xe. The QLS-4100Xe is the Company’s fifth-generation process color printer, which incorporates new features deriving from the Company’s research and development, thermal printing experience, and feedback from users around the world. The QLS-8100Xe, an advanced four-color digital label printer, has the capability of printing process color at widths of 8 1/2 inches and speeds of up to 7 inches per second. With the Company’s patented Ribbon Ration™ technology for economizing thermal transfer ribbon, enhanced mechanical design for precise color registration, robust performance for long runs, and more user-friendly operation, the QLS-4100Xe is QuickLabel’s flagship. The QLS-8100Xe is a wide format printer that incorporates the same features and provides a solution for customers with requirements to print larger labels and signage.

QuickLabel’s digital color label printer offering also includes the following models: the QLS-2000, QLS-2001, QLS-3000, and QLS-3001. With either two or three print stations, the QLS-2000 and QLS-3000 printers represent the Company’s value line of color printers, providing color-labeling solutions for general product identification. The QLS-2001 and QLS-3001 models are used in specialty and niche applications, including the printing of Tyvek pouches used in the packaging of surgical instruments. These models also comprise the core of QuickLabel’s Apparel Printing Systems, designed to print apparel care tags, hang tags and price tickets in manufacturing environments, retail applications, and service bureau operations worldwide.

Marketing of the QuickLabel printers targets applications such as the private labeling of foods and beverages, chemicals and cleaning supplies, pharmaceutical and medical products, personal care products, and others.

Barcode Label Printers

QuickLabel has a family of barcode label printers: the Pronto series. This line of low-cost, feature-rich barcode printers includes the Pronto 442 and Pronto 472. Both of these printers have 203 dpi (dots per inch) resolution. The Pronto series also includes the high-resolution 400 dpi Pronto 474 and the 8.6” wide Pronto 843. These competitively-priced Pronto models mark the Company’s re-entry into mainline barcode printing applications and serve as important vehicles for the sale of QuickLabel’s thermal transfer ribbon and label products.

QuickLabel’s barcode printer line also includes the robust, industrial monochrome barcode printer, the Top Hand™ QuickLabel -500 printer. With a rugged design for harsh environment applications, the Top Hand printer produces labels up to 5 inches wide at speeds of up to 10 inches per second.

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

QuickLabel Automatic Label Applicators and Print & Apply Systems

To complement the QuickLabel printers, the Company manufactures a line of automatic labelers that can apply labels to all types of products, from cartons to primary product packaging to cylindrical containers.

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

Consumables: Thermal Transfer Ribbon and Labels

Rounding out the QuickLabel products is a wide array of printer consumables including thermal transfer ribbons in many colors and formulations, and both paper and synthetic labels and tags. A full line of high quality materials, developed and qualified by the Company, is available to guarantee a finished label that meets almost any requirements from single-use paper labels to garment labels, to outdoor signage and product labels.

Grass-Telefactor Products

The Grass-Telefactor product group offers a range of instrumentation and supplies for clinical and biomedical research applications.

Grass-Telefactor enjoys a reputation built on decades of innovative technology and thoughtful design. The clinical product line includes in-lab or in-hospital integrated systems for clinical EEG and PSG (Polysomnography), epilepsy diagnosis and surgery, critical care and intraoperative neuromonitoring. These products offer a variety of features including networking, database and report generation capabilities in addition to powerful data acquisition and analysis tools. Grass-Telefactor utilizes a Windows®-based product line which includes the Beehive™ Millennium used for long term epilepsy monitoring, the Comet™ digital EEG system and the recently introduced Comet™ digital PSG system. The products and services offered by Grass-Telefactor are used worldwide by universities, medical centers, and companies engaged in a variety of clinical and research activities.

Grass-Telefactor offers a complete line of clinical instruments and research supplies, including stimulators, transducers, electrodes and consumables. The supplies and accessories product line uses e-commerce to reach the market through the Grass-Telefactor Online Store, www.grass-telefactor.com.

Technology

The core technologies of the Company relate to (1) acquiring data, (2) conditioning the data, (3) displaying the data on hard copy, monitor, or electronic storage media, and finally (4) analyzing the data. All three-product groups of the Company—T&M, QuickLabel and G-T use these technologies.

The Company is continually improving the performance and functionality of core technologies, enabling the Company to lead the competition with innovative products.

Patents and Copyrights

The Company holds a number of product patents in the United States and in foreign countries. It has filed applications for other patents that are pending. The Company has patents covering its T&M recording products as well as several patents for its QuickLabel dual sided label printers and four-color label printers. The Company considers its patents to be important but does not believe that its business is materially dependent on them. The Company copyrights its extensive software and registers its trademarks.

Manufacturing and Supplies

The Company designs its products and manufactures many of the component parts. The balance of the parts is produced to the Company’s specifications by suppliers. Raw materials required for the manufacture of products, including parts produced to the Company’s specifications, are generally available from numerous suppliers.

Product Development

The Company has maintained an active program of product research and development since its inception. During fiscal 2004, 2003 and 2002, the Company incurred costs of $3.7 million, $4.1 million, and $3.7 million, respectively, on Company-sponsored product development. The Company is committed to product development as a requisite to its growth and expects to continue its focus on research and development efforts in fiscal 2005.

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

The products are sold by direct field sales persons as well as independent dealers and representatives. In the United States, the Company has direct field sales people located in major cities from coast to coast specializing in either T&M’s Recorders and Data Acquisitions systems, QuickLabel’s Color Label printers and media systems, or G-T Neurological Instrumentation products. Additionally, the Company has direct field sales and service centers in Canada, England, France, Germany, Italy and Holland. In the remaining parts of the world, the Company utilizes approximately 80 independent dealers and representatives selling and marketing its products in 40 countries. In fiscal 2004, 29% of the Company’s revenues were from international sales.

The Company has a number of competitors in each of the three products groups and markets that it serves. In the T&M area, the Company feels that it leads the field in Data Acquisition Recorders. It competes with the Gould Instrument Division of SPX Technologies and Western Graphtec, the US subsidiary of Graphtec, a Japanese company.

In the Color Label Printer product group, the Company believes it leads the world in color printing using the thermal transfer printing technology. The Company introduced the very first thermal transfer color printers late in 1995 and to this date faces only one nominal competitor.

The Grass-Telefactor products of the Company are devoted to clinical applications in EEG, PSG, and Long Term Epilepsy Monitoring (LTM). There are about fourteen companies that compete in one or more of the three modalities (EEG, PSG, LTM) but none are the clear leader. The Company feels it offers superior products based upon its long history and pioneering the field since 1935. The Company, unlike most of its competitors, designs, manufactures, and produces complete systems including transducers, amplifiers, sensors, and Windows-based application software. Additionally, the Company produces a range of life science products for the research market. Many of the latter products eventually find their way into clinical applications.

No single customer accounted for 10% of the Company’s net sales in any of the last three fiscal years. The Company’s products were sold to approximately 5,000 customers.

International Sales

In fiscal 2004, 2003 and 2002, net sales to customers in various geographic areas outside the United States, primarily in Canada and Western Europe, amounted to $16.3 million, $13.0 million, and $13.8 million, respectively.

Order Backlog

The Company’s backlog fluctuates regularly. It consists of a blend of orders for end user customers as well as original equipment manufacturer customers. Manufacturing is geared to forecasted demands and applies a rapid turn cycle to meet customer expectations. Accordingly, the amount of order backlog does not indicate future sales trends. The Company’s backlog at January 31, 2004 and 2003 were $4.3 million and $3.3 million, respectively.

Other Information

The Company’s business is not seasonal in nature; however, the Company’s sales are impacted by the size and complexity of the transactions and as such, can cause fluctuations in sales from quarter to quarter.

Most of the Company’s products are generally warranted for one year against defects in materials or workmanship. Warranty expenses have generally averaged approximately $280,000 a year for the Company’s last five fiscal years.

As of March 19, 2004 the Company employed approximately 350 persons. The Company is generally able to satisfy its employment requirements. No employees are represented by a union. The Company believes that employee relations are good.

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

Years Ended January 31,	High	Low	Dividends Per Share
2004
First Quarter	$3.99	$3.21	$0.04
Second Quarter	$8.68	$3.75	$0.04
Third Quarter	$16.67	$6.75	$0.04
Fourth Quarter	$17.82	$12.80	$0.04
2003
First Quarter	$4.30	$3.55	$0.04
Second Quarter	$4.45	$3.40	$0.04
Third Quarter	$4.10	$3.10	$0.04
Fourth Quarter	$4.25	$2.99	$0.04

The Company had approximately 352 shareholders of record on March 19, 2004, which does not reflect shareholders with beneficial ownership in shares held in nominee name.

Shareholder Services

Shareholders of Astro-Med, Inc. who desire information about the Company are invited to contact the Investor Relations Department, Astro-Med, Inc., 600 East Greenwich Avenue, West Warwick, RI 02893 or call (401) 828-4000. Visit our Investor Relations website at www.astro-med.com. We make available free of charge on our Internet website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. These filings are also accessible on the SEC’s website at http://www.sec.gov.

Dividend Policy

The Company began a program of paying annual cash dividends in the second quarter of fiscal 1992. The Company anticipates that it will continue to pay cash dividends on a annual basis. The Company has paid a dividend for 50 consecutive quarters.

Item 6. Selected Financial Data

(Dollars in Thousands, Except Per Share Amounts)

	2004	2003	2002	2001	2000
Results of Operations:
Net Sales	$55,781	$49,165	$49,391	$51,688	$46,143
Net Income (Loss)	$3,217	$(1,882)	$(233)	$302	$937
Net Income (Loss) per Common Share—Basic	$0.73	$(0.44)	$(0.05)	$0.07	$0.21
Net Income (Loss) per Common Share—Diluted	$0.66	$(0.44)	$(0.05)	$0.07	$0.21
Dividends Declared per Common Share	$0.16	$0.16	$0.16	$0.16	$0.16
Financial Condition:
Working Capital	$24,499	$18,825	$21,455	$21,908	$22,453
Total Assets	$42,065	$35,210	$38,404	$41,059	$45,385
Long-Term Debt, less Current Maturities	$—	$—	$—	$25	$72
Restructuring and Impairment (Credits) Charges	$(15)	$490	$—	$—	$—

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Astro-Med is a multi-national enterprise, which designs, develops, manufactures, distributes and services a broad range of products that acquire, store, analyze and present data in multiple formats. The Company organizes its structure around a core set of competencies, including research and development, manufacturing, service, marketing and distribution. It markets and sells its products and services through three business segments including:

Test and Measurement Product Group (T&M) represents a suite of telemetry recorder products sold to the aerospace and defense industries; as well as portable data acquisition recorders, which offer diagnostic and test functions to a wide range of manufacturers including paper, energy, automotive and steel fabrication.

QuickLabel Systems Product Group (QuickLabel) offers hardware, software and media products that create digital images, store the images and produce the images in color or non-color formats on a broad range of media substrates.

Grass-Telefactor Product Group (G-T) centers on diagnostic and monitoring products that, serve the clinical neurophysiology markets as well as a range of biomedical instrumentation products and supplies focused on the life sciences markets.

The Company markets and sells its products and services globally through a diverse distribution structure of sales personnel, manufacturing representatives and dealers that deliver a full complement of branded products and services to customers in our respective markets.

The Company’s growth strategy centers on product innovation made possible by research and development initiatives as well as acquisitions that strategically fit into existing core businesses. Research and development activities are funded by the Company at approximately 7% of annual sales.

Fiscal Year (FY) 2004 was a turnaround year for the Company in terms of sales, profits and cash flow. The Company realized double-digit sales growth in both its QuickLabel and Grass-Telefactor product groups as customers in both the domestic and international channels responded positively to the new product introductions. QuickLabel’s new 4100Xe and 8100Xe color printers were quickly recognized as effective solutions to product identification; product control (barcode) and product promotion (color) needs. In the Grass-Telefactor Product Group demand for the new Comet EEG and PSG Systems together with new installations and upgrades to the long term monitoring (LTM) epilepsy centers drove sales growth in this product group. Although the sales in the Test & Measurement Product Group were flat to down, in FY 2004, the Company’s new long term contracts for its ruggedized cockpit printers from two of the world’s foremost aviation manufacturers, AirBus and Boeing, strongly endorse the future of the Company’s ruggedized line of printers and accessories.

The Company’s continued success in increasing its sales revenues will be dependent on the Company’s ability to introduce new and/or enhanced product lines each year. The Company seeks to have approximately 45% of annual sales, excluding media products, generated by products developed or acquired within the past three years.

The Company improved its liquidity position significantly during the year by effectively managing its working capital, generating cash from operations and realizing proceeds from the exercise of employee stock options.

To ensure its continued growth and profitability in FY 2005, the Company will increase its capital investment in: personnel by adding salespersons in each product group; productivity by increasing in-house manufacturing capabilities through the acquisition of new equipment, such as a label press, metal fabrication press and ATE circuit board assembly fixtures; distribution by expanding our global dealer organization; and information technology by providing hardware and software tools that improve the knowledge and efficiency of our employee population.

Results of Operations

(in thousands)	2004 Sales	2004 Sales as a% of Total	% Change Over Prior Year	2003 Sales	2003 Sales as a % of Total	% Change Over Prior Year	2002 Sales	2002 Sales as a % of Total
T&M	$11,639	20.9%	(2.5)%	$11,943	24.3%	(0.9)%	$12,057	24.4%
QuickLabel	25,290	45.3%	17.4%	21,546	43.8%	3.0%	20,928	42.4%
G-T	18,852	33.8%	20.3%	15,676	31.9%	(4.4)%	16,406	33.2%

Total	$55,781	100.0%	13.5%	$49,165	100.0%	(0.5)%	$49,391	100.0%

Fiscal 2004 compared to Fiscal 2003

The Company’s sales in fiscal 2004 were $55.8 million, up from the prior year’s sales of $49.2 million. Domestic sales of $39.5 million grew 9.1% as demand for the Company’s hardware and software systems increased 15.6% from last year. This growth was especially strong in the digital printer and biomedical instrumentation product lines. Domestic media and supplies sales rose nominally over the prior year. However, color ribbon and labels sales increased 6.9% from the previous year. Sales through the international channel were especially strong in fiscal 2004 as sales reached $16.3 million, an increment of 25.4% from last year. The sales increase related to exchange rate fluctuations was 13.1% or $1.7 million. Unit volume of the Company’s hardware and software systems were particularly strong as demand for the data recorders, digital printers and biomedical instrumentation products all posted double digit growth rates in fiscal 2004. International sales of media and supply products also increased during the year with the primary drivers being growth of the Company’s color ribbon and label product lines.

Gross profit increased 27.1% to $23.0 million in fiscal 2004 from $18.1 million in fiscal 2003. The Company’s gross profit margin improved to 41.2% from 36.8%. The increase in gross profit can be attributed primarily to the higher sales volume, product mix, better manufacturing overhead absorption and lower manufacturing costs.

Selling, general and administrative spending (SG&A) increased 5.4% to $15.7 million from $14.9 million. The increase in SG&A expenses can be attributed to higher sales commissions and higher incentive compensation costs. Research & Development (R&D) expenses decreased to $3.7 million in fiscal 2004 from $4.1 million in fiscal 2003. R&D as a percentage of sales decreased to 6.6% in this fiscal year as compared 8.3% in the prior year. The decrease in R&D spending can be attributed to the workforce reduction that took place in fiscal 2003. At the end of fiscal 2003, the Company implemented an organizational restructuring in an effort to reduce costs and streamline operations. The restructuring included workforce reductions in all areas of the Company and a significant curtailment of its Pennsylvania research facility. The Company eliminated 28 employees or approximately 8% of its workforce. In fiscal 2003, the Company recorded $490,000 of restructuring and impairment charges. These charges included $364,000 of severance and related termination benefit costs and a $126,000 charge to write-down the value of equipment used at the research facility. During fiscal 2004 and 2003, a total of $349,000 of severance and related termination benefit costs were paid. The remaining $15,000 of severance and related termination benefits were reversed in fiscal 2004 as certain estimates differed from the actual amounts.

Interest income in fiscal 2004 was $202,000 up slightly from $198,000 in fiscal 2003. The increase in interest income during fiscal year 2004 can be attributed to the increase in the portfolio being tempered by lower yields on investments. Other expense, net was $63,000 as compared to last fiscal year’s other income, net of $136,000. Fiscal 2003 benefited from $145,000 of favorable foreign exchange gains while fiscal 2004 resulted in a $2,000 foreign exchange gain.

The Company recorded tax expense of $0.6 million and $0.8 million for fiscal 2004 and 2003, respectively. As a result of a review undertaken at January 31, 2003 of our cumulative loss position at that date, management concluded that it was appropriate to establish a full valuation allowance for its net deferred tax assets. The fiscal 2004 and 2003 provision includes a full valuation allowance for the Company’s deferred tax assets. The fiscal 2004 income tax provision does include the favorable impact of the net operating loss carryforwards and the utilization of certain other deferred tax assets that were previously fully reserved.

The Company reports three segments that mirror the Company’s sales product groups (i.e., T&M, QuickLabel and G-T). The Company evaluates segment performance based on the operating segment’s profit before corporate and financial administration expenses.

The following table summarizes selected financial information by segment:

(in thousands)	Sales			Segment Operating Profit			Segment Operating Profit %
	2004	2003	2002	2004	2003	2002	2004	2003	2002
T&M	$11,639	$11,943	$12,057	$839	$1,021	$675	7.2%	8.5%	5.6%
QuickLabel	25,290	21,546	20,928	2,954	114	863	11.7%	0.5%	4.1%
G-T	18,852	15,676	16,406	2,695	506	817	14.3%	3.2%	5.0%

Total	$55,781	$49,165	$49,391	$6,488	$1,641	$2,355	11.6%	3.3%	4.8%

Corporate Expenses				2,843	3,037	3,083

Operating Income (Loss)				3,645	(1,396)	(728)
Other Income				139	334	436

Income (Loss) Before Income Taxes				3,784	(1,062)	(292)
Income Tax Provision (Benefit)				567	820	(59)

Net Income (Loss)				$3,217	$(1,882)	$(233)

The operating results of each segment are summarized as follows:

T&M’s sales decreased to $11.6 million in fiscal 2004 from $11.9 million in the previous year. T&M domestic sales were 11.0% lower than the prior year as a result of lower portable data recorder and chart paper sales. T&M international sales increased 37.8% as a result of the broader distribution of workstation recorder systems. T&M’s segment profit margin declined to 7.2% in fiscal 2004 from 8.5% in the previous year. The decline in T&M’s segment profit margin can be attributed to the change in sales mix.

QuickLabel’s sales increased to $25.3 million in fiscal 2004 from $21.5 million in the previous year. Fiscal 2004 domestic sales rose 17.9% from the previous year as acceptance of the Company’s suite of printer systems continued. Color printer sales increased by 40.7% and media sales increased 7.2% during fiscal year 2004. International sales grew 16.5% over the prior year primarily as a result of the favorable impact of the foreign exchange rates and higher media sales. QuickLablel’s fiscal 2004 segment profit margin improved to 11.7% up from 0.5% in the previous year. The improvement in segment profit margin is primarily attributed to the higher margins on both printer systems and media and higher volume.

G-T’s sales increased to $18.9 million in fiscal 2004 from $15.7 million in the previous year. G-T’s domestic sales were up 15.4% over the previous year while international sales were up 37.0%. The sales expansion is traceable to demand for the Company’s new clinical PSG and EEG product offerings and the higher Long-term Monitoring (LTM) product sales. The G-T’s segment operating margin increased to 14.3% in fiscal 2004 from 3.2% in the previous year. The increase in segment profit margin is primarily attributed to higher unit volume in fiscal 2004 and fiscal 2003’s one-time charge of $413,000 related to restructuring and impairment.

Fiscal 2003 compared to Fiscal 2002

The Company’s sales in fiscal 2003 were $49.2 million down from the prior year’s sales of $49.4 million. Domestic sales of $36.2 million grew by 1.4% over fiscal 2002, while international sales of $13.0 million were lower by 5.6% from the previous year. In the domestic channel hardware and software system sales were down 5.9% as customers deferred capital expenditures purchasing until the last quarter in fiscal 2003. However, domestic media and supply sales were healthy all year increasing by 14.1% from fiscal 2002. The weak European and other economies in our international markets had a negative impact on hardware and software sales as international sales were off by 16.8% from fiscal 2002. Notwithstanding the softness in capital expenditures internationally, media and supply volume remained healthy increasing 11.5% in fiscal 2003.

Gross profit decreased 5.2% to $18.1 million in fiscal 2003 from $19.1 million in fiscal 2002. The Company’s gross profit margin declined to 36.8% from 38.7%. The decline in gross profit can be attributed primarily to the change in sales mix.

Selling, general and administrative spending (SG&A) declined 7.5% to $14.9 million from $16.1 million. The decline in SG&A expenses can be attributed to lower personnel costs, lower advertising expenses, lower commissions and the elimination of goodwill amortization. Research & Development (R&D) expenses increased to $4.1 million in fiscal 2003 from $3.7 million in fiscal 2002. R&D as a percentage of sales increased to 8.3% in this fiscal year as compared 7.6% in the prior year.

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

Interest and dividend income declined in fiscal 2003 to $198,000 from $248,000 in fiscal 2002. The decrease is due to lower yields on investments. Other income, net for fiscal 2003 was $136,000 as compared to fiscal 2003 other income, net of $188,000.

The Company recorded tax expense of $0.8 million for fiscal 2003. This provision was primarily the result of providing a full valuation allowance for the Company’s deferred tax assets.

The Company reports three segments that mirror the Company’s sales product groups (i.e., T&M, QuickLabel and G-T). The Company evaluates segment performance based on the operating segment’s profit before corporate and financial administration expenses.

T&M’s sales decreased to $11.9 million in fiscal 2003 from $12.1 million in the previous year. Both T&M’s domestic and international sales were 1% lower than the prior year. T&M’s segment profit margin improved to 8.5% in fiscal 2003 from 5.6% in the previous year. The improvement in T&M’s margin can be attributed to a favorable change in sales mix due to sales increases in T&M’s portable recorder and cockpit printers. In addition, T&M’s margins improved as a result of lower materials costs resulting from bringing the production of certain components in-house.

QuickLabel’s sales increased to $21.6 million in fiscal 2003 from $20.9 million in the previous year. Fiscal 2003 domestic sales were 2.3% higher than the previous year while international sales rose 4.3% over the previous year. QuickLabels hardware and software system sales declined by 18.9%, while media sales increased 16.6%. QuickLabel’s fiscal 2003 segment profit margin declined to 0.5% down from 4.1% in the previous year. The decline in margin is primarily attributed to the change in sales mix. In addition, QuickLablel’s fiscal 2003 expenses include a restructuring charge of $30,000.

G-T’s sales decreased to $15.7 million in fiscal 2003 from $16.4 million in the previous year. The decline in G-T’s sales is attributed to a 23.3% decrease in G-T international sales. Domestic sales were up 1.1% over the previous year. The G-T’s segment operating margin declined to 3.2% in fiscal 2003 from 5.0% in the previous year. The decline in margin is primarily attributed to the $413,000 restructuring and impairment charge incurred in fiscal 2003.

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

The Company’s Statements of Cash Flows for the three years ending January 31, 2004, 2003 and 2002 are included on page 29. Net cash flow provided by operating activities in fiscal year 2004 and 2003 were $4.4 million and $2.7 million, respectively. The increase in net cash flow from operations in fiscal 2004 is attributed primarily to the positive cash flow generated from the net income in fiscal 2004 versus a net loss in fiscal 2003. The Company’s cash collection cycle increased to 57 days sales outstanding from the prior year’s 53 days due to a slower collection cycle from the Company’s international customers. The Company’s inventory turns improved to 3.0 turns versus 2.8 turns in the prior year. Working capital balances at January 31, 2004 were $24.5 million, a 30% increase from the $18.8 million at January 31, 2003. The composition of fiscal 2004 year-end working capital balance includes cash and marketable securities of $12.7 million as compared to $7.3 million of cash and marketable securities at the end of last year. The cash and marketable securities balance increased as a result of the positive cash flow from operations and the $2.6 million of proceeds received from the exercise of employee stock options. See financing activities discussion below for the tax impact on the exercise of stock options.

Net cash flow used by investing activities was $4.3 million and $1.3 in fiscal 2004 and 2003, respectively. Net cash flow provided by investing activities in fiscal 2002 was $1.2 million. The change in the cash flow in investing activities in 2004 and 2003 versus 2002 is attributed to the fact the Company invested its excess cash flow in investment securities in fiscal 2004 and 2003; whereas, in 2002 the Company liquidated certain securities available for sale to fund its working capital requirements. Capital expenditures were $0.7 million, $0.6 million and $0.9 million in fiscal 2004, 2003 and 2002, respectively.

Net cash flow provided by financing activities was $1.7 million in fiscal 2004, versus net cash flow used in financing activities of $0.7 million in fiscal 2003 and fiscal 2002, respectively. The significant increase in cash flow from financing activities can be attributed to the $2.6 million of proceeds from the exercise of employee stock options. The majority of the stock acquired upon exercise of employee stock options was sold resulting in disqualified dispositions for tax purposes. Disqualified dispositions of stock acquired upon exercise of employee stock options provide the Company a tax benefit that is treated differently for book and tax purposes. For book purposes, generally accepted accounting principles require that the tax benefit associated with the disqualified dispositions be recorded in Additional Paid-in Capital (APIC) in Shareholders’ Equity. For tax purposes, the disqualified dispositions are valid expense deductions that lower the Company’s current income tax payable. At January 31, 2004, the Company had a tax benefit relating to disqualified dispositions of stock acquired upon exercise of employee stock options equal to approximately $1.5 million ($3.8 million pretax). For tax purposes, this amount will be used to offset current and future income taxes payable. For book purposes, $0.1 million of the tax benefit was recognized in APIC. The other $1.4 million of the tax benefit was recognized in APIC with a full valuation allowance.

Dividends paid for the three-years ended fiscal 2004, 2003, and 2002 were $0.7 million in each year. The Company’s annual dividend per share was $0.16 in all three years. In fiscal 2004, the Company repurchased common stock at a cost of $0.2 million. Since the inception of the stock buy back program in fiscal 1997, the Company has repurchased 939,624 shares of its common stock. At January 31, 2004, the Company has Board of Directors’ authorization to purchase an additional 218,200 shares of the Company’s common stock in the future.

Contractual Obligations, Commitments and Contingencies

The Company has a contingent obligation relating to the Telefactor acquisition that requires the Company to pay additional consideration to the sellers if certain sales amounts are achieved during the seventy-two months following the closing of the transaction. The purchase and sales agreement contains a clause which will require the Company to pay additional purchase price of up to $3,000,000 if certain sales levels are achieved. The earnout provision is effective over a period of 72 months and expires in December of 2005. At January 31, 2004, $25,923 of additional consideration was owed to the sellers.

A summary of the Company’s contractual obligations and commitments as of January 31, 2004 is as follows:

In Millions	Payment Due With in 1 Year	1-3 Years	Thereafter
Operating Leases	$0.1	$0.1	$—
Purchase Obligations	$2.7	—	—

Total	$2.8	$0.1	$—

Purchase obligations include amounts committed under legally enforceable contracts or purchase orders for goods and services with defined terms as to price, quantity, delivery and termination liability.

The Company is subject to contingencies, including legal proceedings and claims arising out of its businesses that cover a wide range of matters, including, among others, contract and employment claims, workers compensation claims, product liability, warranty and modification, adjustment or replacement of component parts of units sold.

The Company provides accruals for direct costs associated with the estimated resolution of contingencies at the earliest date at which it is deemed probable that a liability has been incurred and the amount of such liability can be reasonably estimated. Costs accrued have been estimated and are based upon an analysis of potential results, assuming a combination of litigation and settlement strategies and outcomes. While it is impossible to ascertain the ultimate legal and financial liability with respect to contingent liabilities, including lawsuits, the Company believes that the aggregate amount of such liabilities, if any, in excess of amounts provided or covered by insurance, will not have a material adverse effect on the consolidated financial position or results of operations of the Company. It is possible, however, that future results of operations for any particular future period could be materially affected by changes in our assumptions or strategies related to these contingencies or changes out of the Company’s control.

Critical Accounting Policies

The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States. (See the Notes to the Consolidated Financial Statements included elsewhere herein.) Certain of the Company’s accounting policies require the application of judgment in selecting the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. The Company periodically evaluates the judgments and estimates used for its critical accounting policies to ensure that such judgments and estimates are reasonable for its interim and year-end reporting requirements. These judgments and estimates are based on the Company’s historical experience, current trends and information available from other sources, as appropriate. If different conditions result from those assumptions used in the Company’s judgments, the results could be materially different from the Company’s estimates. The Company’s critical accounting policies include:

Revenue Recognition:  The majority of the Company’s product sales are recorded at the time of shipment and when persuasive evidence of an arrangement exists, the seller’s price to the buyer is fixed or determinable and collectibility is reasonably assured. Provisions are made at the time the related revenue is recognized for the cost of any installation or training obligations. When a sale arrangement involves training or installation the deliverables in the arrangement are evaluated to determine whether they represent separate units of accounting. This evaluation occurs at inception of the arrangement and as each item in the arrangement is delivered. The total fee from the arrangement is allocated to each unit of accounting based on its relative fair value. Fair value for each element is established generally based on the sales price charged when the same or similar element is sold separately. Revenue is recognized when revenue recognition criteria for each unit of accounting are met. When other significant obligations remain after products are delivered, revenue is recognized only after such obligations are fulfilled.

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

Inventories:  Inventories are stated at the lower of cost (first-in, first-out) or market. The Company records provisions to write-down obsolete and excess inventory to its estimated net realizable value. The process for evaluating obsolete and excess inventory consists of the Company analyzing the inventory supply on hand and estimating the net realizable value of the inventory based on historical experience, current business conditions and anticipated future sales. The Company believes that its procedures for estimating such amounts are reasonable and historically have not resulted in material adjustments in subsequent periods when the estimates are adjusted to the actual.

Income taxes:  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes. This SFAS requires that deferred income taxes be determined based on estimated future tax effects of differences between the tax and book bases of assets and liabilities considering the provisions of enacted tax laws. The Company has historically had prepaid income tax assets due principally to the unfavorable tax consequences of recording expenses for required book reserves for such things as, bad debts, inventory valuation, and warranty that cannot be deducted for income tax purposes until such expenses are actually paid. The Company’s deferred tax liabilities consist primarily of favorable tax consequences associated with accelerated depreciation methods for tax purposes. SFAS No. 109 requires that a valuation allowance be established when it is “more likely than not” that all or a portion of deferred tax assets will not be realized. A review of all available positive and negative evidence must be considered, including the Company’s performance, the market environment in which the Company operates, length of carryforwards periods, existing sales backlog and future sales projections. The Company had previously provided valuation allowances only for future tax benefits resulting from certain foreign losses. However, where there are cumulative losses in recent years, SFAS 109 creates a strong presumption that a valuation allowance is needed. This presumption can be overcome in very limited circumstances. As a result of our cumulative loss position at January 31, 2003 and the increased uncertainty relative to the timing of profitability in future periods at that point in time, the Company concluded that is was appropriate to establish a valuation allowance for our entire net deferred tax asset. The Company expects to record a full valuation allowance on future tax benefits until we can sustain an appropriate level of profitability and until such time, the Company would not expect to recognize any significant tax benefits in our future results of operations, except as those benefits are realized on the tax return.

Long-Lived Asset and Goodwill:  The impairment of Long-lived assets to be held and used are reviewed for impairment in accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Measurement of an impairment loss for long-lived assets that management expects to hold and use is based on the fair value of the asset. Goodwill impairment reviews are performed in accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets”. Management evaluates the recoverability of goodwill annually, or more frequently if events or changes in circumstances, such as declines in sales, earnings or cash flows, or material adverse changes in the business climate, indicate that the carrying value of an asset might be impaired. Goodwill is considered to be impaired when the net book value of a segment exceeds its estimated fair value. Fair values are established primarily using a discounted cash flow methodology. The determination of discounted cash flows is based on the long-range planning forecast.

New Accounting Pronouncements

In January 2003 Financial Accounting Standards Board (FASB) Interpretation No. 46, “Consolidation of Variable Interest Entities” was issued. This interpretation requires a company to consolidate variable interest entities (“VIE”) if the enterprise is a primary beneficiary (holds a majority of the variable interest) of the VIE and the VIE has specific characteristics. It also requires additional disclosures for parties involved with VIEs. In October 2003, the FASB deferred the effective date of this interpretation for all VIEs to the first reporting period after December 15, 2003. The adoption of this interpretation did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In April 2003, SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” was issued. The standard amends and clarifies financial reporting for derivative instruments and for hedging activities accounted for under SFAS No. 133 and was effective for contracts entered into or modified, and for hedges designated, after June 30, 2003. Adoption of the standard did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In May 2003, SFAS No. 150, “Accounting for Certain Instruments with Characteristics of Both Liabilities and Equity” was issued. The standard establishes how an issuer classifies and measures certain freestanding financial instruments with characteristics of liabilities and equity and requires that such instruments be classified as liabilities. The standard was effective for financial instruments entered into or modified after May 31, 2003 and was otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of the standard did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Foreign Exchange Risk

The Company’s financial results are affected by changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which products are sold. The Company’s primary currency exposures are European Common Currency (Euro), British Pound, and Canadian Dollar. At January 31, 2004, the Company’s investment in foreign assets was $1.6 million. An overall unfavorable change in foreign exchange rates of 10% would have resulted in an additional net loss of approximately $0.1 million and a $0.3 million reduction in shareholders’ equity as a result of the impact on the cumulative translation adjustment.

The Company, on occasion, utilizes foreign exchange option contracts to minimize its exposure associated with unfavorable changes in foreign exchanges rates on certain foreign denominated receivables. At January 31, 2004, the Company did not have any open contracts. The functional currencies of the Company’s foreign affiliates are their respective local operating currencies, which are translated for consolidated financial reporting purposes into U.S. dollars.

Item 8. Financial Statements and Supplementary Data

The consolidated financial statements required under this item are submitted as a separate section of this report on the pages indicated at Item 15(a)(1). The supplementary data regarding annual results of operations is set forth in the following table.

QUARTERLY FINANCIAL DATA (Unaudited)

(Dollars in Thousands, Except Per Share Amounts)

	Quarters Ended
	May 3, 2003	August 2, 2003	November 1, 2003	January 31, 2004
Net Sales	$13,214	$14,023	$14,386	$14,158
Gross Profit	$5,050	$5,816	$5,926	$6,197
Net Income	$506	$810	$901	$1,000
Net Income Per Common Share—Basic	$0.12	$0.19	$0.20	$0.21
Net Income Per Common Share—Diluted	$0.12	$0.18	$0.17	$0.18

	May 4, 2002	August 3, 2002	November 2, 2002	January 31, 2003*
Net Sales	$11,438	$12,970	$11,789	$12,968
Gross Profit	$3,808	$4,856	$4,390	$5,031
Net Income (Loss)	$(632)	$156	$(311)	$(1,095)
Net Income (Loss) Per Common Share—Basic and Diluted	$(0.15)	$0.04	$(0.07)	$(0.26)

*	During the fourth quarter of January 31, 2003, the Company incurred a restructuring charge of $490,000 and a deferred tax asset valuation charge of $1.3 million.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

As required by Rule 13a-15 under the Exchange Act of 1934, the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. This evaluation was carried out under the supervision and with the participation of the Company’s management, including the Company’s Chairman of the Board and Chief Executive Officer and the Company’s Chief Financial Officer. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective as of the end of the period covered by this report.

There have been no significant changes in the Company’s internal control over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to affect, the Company’s internal control over financial reporting.

PART III

Item 10. Directors and Executive Officers of the Registrant

The response to this item is incorporated by reference to the Company’s definitive proxy statement for the 2004 annual meeting of shareholders.

The following is a list of the names and ages of, and the positions and offices presently held by, all executive officers of the Company. All officers serve at the pleasure of the Board of Directors.

Name	Age	Position
Albert W. Ondis	78	Chairman, Chief Executive Officer and Director
Everett V. Pizzuti	67	President, Chief Operating Officer and Director
Joseph P. O’Connell	60	Vice President and Treasurer, Chief Financial Officer
John B. Chatten	76	President, Grass—Telefactor Product Group
Elias G. Deeb	61	Vice President—Media Products
Michael J. Sullivan	53	Vice President and Chief Technology Officer
Stephen M. Petrarca	41	Vice President—Instrument Manufacturing
Michael F. Silveira	38	Corporate Controller

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

Code of Ethics

The Company has adopted a Code of Ethics which applies to all directors, officers and employees of the Company, including the Chief Executive Officer (“CEO”), Chief Operating Officer (“COO”), Chief Financial Officer (“CFO”) (who is both the principal financial and accounting officer) and Controller, as supplemented by a Code of Ethical Conduct for the Chief Executive Officer and Senior Financial Officers, which meets the requirements of a “code of ethics” as defined in Item 406 of Regulation S-K. The Company will provide a copy of the Codes to shareholders, without charge, upon request directed to the Investor Relations Contact listed on the Company’s website, www.astromed.com, under the headings “Investor Relations – Corporate Governance”. The Company intends to post the Codes on the Company’s website under “Investor Relations – Corporate Governance” and to disclose any amendment to, or waiver of, a provision of the Codes for the CEO, COO, CFO, Controller or persons performing similar functions by posting such information on its website.

Item 11. Executive Compensation

The response to this item is incorporated by reference to the Company’s definitive proxy statement for the 2004 annual meeting of shareholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The response to this item is incorporated by reference to the Company’s definitive proxy statement for the 2004 annual meeting of shareholders.

Equity Compensation Plan Information

The following table sets forth information about the Company’s equity compensation plans as of January 31, 2004:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuances Under Equity Compensation Plans
Equity Compensation Plans Approved by Security Holders	1,297,850	(1)	$6.13	858,350	(2)
Equity Compensation Plans Not Approved by Security Holders	—		N/A	—

Total	1,297,850	(1)	$6.13	858,350	(2)

(1)	Includes 642,950 shares issuable upon exercise of outstanding options granted under the Company’s incentive stock option plans and 630,900 shares issuable upon exercise of outstanding options granted under the Company’s non-qualified stock option plans under which options may be granted to officers and key employees and 24,000 shares issuable upon exercise of outstanding stock options granted under the Astro-Med, Inc. Non-Employee Director Stock Option Plan.

(2)	Includes 400,050 shares under the Astro-Med, Inc. 1997 Incentive Stock Option Plan, 452,300 shares under the Astro-Med, Inc. 1998 Non-Qualified Stock Option Plan and 6,000 shares reserved for issuance under the Astro-Med, Inc. Non-Employee Director Stock Option Plan.

Additional information regarding these equity compensation plans is contained in Note 5 to the Company’s Consolidated Financial Statements included in Item 15 hereto.

Item 13. Certain Relationships and Related Transactions

The response to this item is incorporated by reference to the Company’s definitive proxy statement for the 2004 annual meeting of shareholders.

Item 14. Principal Accountant Fees And Services

The information required by this item is incorporated herein by reference to the Company’s definitive proxy statement for the 2004 annual meeting of shareholders.

PART IV

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

(3B)	By-laws of the Company and all amendments thereto.

(4)	Specimen form of common stock certificate of the Company (filed as Exhibit No. 4 to the Company’s report on Form 10-K for the year ended January 31, 1985 and by this reference incorporated herein).

(10.1)	Astro-Med, Inc. 1989 Non-Qualified Stock Option Plan, as amended, filed as Exhibit 4.3 to Registration Statement on Form S-8, Registration No. 333-32317 and incorporated by reference herein. (a)

Exhibit Number

(10.2)	Astro-Med, Inc. 1989 Incentive Stock Option Plan, as amended, filed as Exhibit 28 to Registration Statement on Form S-8, Registration No. 333-43700, and incorporated by reference herein. (a)

(10.3)	Astro-Med, Inc. 1993 Incentive Stock Option Plan filed as Exhibit 4.3 to Registration Statement on Form S-8, Registration No. 333-24127, and incorporated by reference herein. (a)

(10.4)	Astro-Med, Inc. Non-Employee Director Stock Option Plan filed as Exhibit 4.3 to Registration Statement on Form S-8, Registration No. 333-24123, and incorporated by reference herein. (a)

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

(10.7)	Employment Agreement between Astro-Med, Inc. and John B. Chatten dated as of December 14, 1999(a).

(10.8)	Astro-Med, Inc. Management Bonus Plan (Group III) (filed as Exhibit 10.8 to the Company’s Annual Report on Form 10-Kfor the year ended January 31, 2003 and by this reference incorporated herein. (a)

(21)	List of Subsidiaries of the Company.

(23)	Consent of Independent Auditors. Explanation of Absence of Current Written Consent by Arthur Andersen LLP.

(23.1)	Consent of Independent Auditors.

(31.1)	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).

(31.2)	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).

(32.1)	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(a)	Management contract or compensatory plan or arrangement.

(b)	Reports on Form 8-K:

On November 18, 2003, the Company filed a Current Report on Form 8-K announcing the third quarter consolidated earnings.

On December 18, 2003, the Company filed a Current Report on Form 8-K reporting under Item 9. Regulation FD Disclosure regarding Albert W. Ondis, Chief Executive Officer, of Astro-Med, Inc., (ALOT) posted remarks concerning the Company’s current stock price and recently issued Provident Equity Research Report on Yahoo’s message board.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASTRO-MED, INC.
(Registrant)

Date: April 9, 2004
By: /s/ ALBERT W. ONDIS
(Albert W. Ondis, Chairman)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Name	Title	Date

/S/ ALBERT W. ONDIS Albert W. Ondis	Chairman and Director (Principal Executive Officer)	April 9, 2004

/s/ EVERETT V. PIZZUTI Everett V. Pizzuti	President and Director (Principal Operating Officer)	April 9, 2004

/s/ JOSEPH P. O’CONNELL Joseph P. O’Connell	Vice President and Treasurer (Principal Financial Officer)	April 9, 2004

/s/ MICHAEL F. SILVEIRA Michael F. Silveira	Controller (Principal Accounting Officer)	April 9, 2004

/s/ JACQUES V. HOPKINS Jacques V. Hopkins	Director	April 9, 2004

REPORT OF INDEPENDENT AUDITORS

To the Shareholders of

Astro-Med, Inc.

We have audited the accompanying consolidated balance sheets of Astro-Med, Inc. (the “Company”) as of January 31, 2004 and 2003, and the related consolidated statements of operations, comprehensive income (loss) and changes in shareholders’ equity and cash flows for the years then ended. Our audit also included the financial statement schedule for those years listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit. The consolidated financial statements of the Company for the year ended January 31, 2002 were audited by other auditors who have ceased operations and whose report dated March 15, 2002, expressed an unqualified opinion on those statements before the revisions described in Note 1.

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

In our opinion, financial statements referred to above present fairly, in all material respects, the consolidated financial position of Astro-Med, Inc. at January 31, 2004 and 2003, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule for those years, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, effective February 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”

As discussed above, the financial statements of Astro-Med, Inc. for the year ended January 31, 2002 were audited by other auditors who have ceased operations. As described in Note 1, these financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”, which was adopted by the Company as of February 1, 2002. Our audit procedures with respect to the disclosures in Note 1 with respect to 2002 included (a) agreeing the previously reported net loss to the previously issued financial statements and the adjustments to reported net loss representing amortization expense (including any related tax effects) recognized in those periods related to goodwill to the Company’s underlying records obtained from management, and (b) testing the mathematical accuracy of the reconciliation of adjusted net loss to reported net loss, and the related loss per share amounts. In our opinion, the disclosures for 2002 in Note 1 are appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2002 financial statements of the Company other than with respect to such disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2002 financial statements taken as a whole.

ERNST & YOUNG LLP

Providence, Rhode Island
March 12, 2004

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

ARTHUR ANDERSEN LLP

Boston, Massachusetts
March 15, 2002

Note: This report of Independent Certified Public Accountants is a copy of a previously issued Arthur Andersen LLP (“Andersen”) report and has not been reissued by Andersen. The inclusion of this previously issued Andersen report is made pursuant to Section 2.02(e) of regulation S-X. Note that this previously issued Andersen report includes references to certain fiscal years which are not required to be presented in the accompanying consolidated financial statements as of and for the year ended January 31, 2002.

ASTRO-MED, INC.

CONSOLIDATED BALANCE SHEETS

As of January 31, 2004 and 2003

	2004	2003
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$4,998,643	$3,217,035
Securities Available for Sale (Note 2)	7,678,684	4,118,991
Accounts Receivable, net of reserves $367,194 and $366,700, respectively	9,814,784	8,347,375
Inventories (Note 3)	9,110,167	8,900,463
Prepaid Expenses and Other Current Assets (Note 6)	414,833	370,342

Total Current Assets	32,017,111	24,954,206

PROPERTY, PLANT AND EQUIPMENT
Land and Improvements	401,566	401,566
Buildings and Improvements	7,522,092	7,415,860
Machinery and Equipment (Note 11)	17,243,103	16,424,422

	25,166,761	24,241,848
Less Accumulated Depreciation	(18,042,022)	(16,891,169)

	7,124,739	7,350,679

OTHER ASSETS
Goodwill (Notes 1 and 10)	2,336,721	2,310,798
Amounts Due from Officers	480,314	480,314
Other	106,072	113,881

	2,923,107	2,904,993

	$42,064,957	$35,209,878

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts Payable	$2,156,896	$2,423,260
Accrued Compensation (Note 11)	2,509,434	1,768,777
Accrued Expenses (Note 12)	2,817,118	1,937,124
Income Taxes Payable	34,380	—

Total Current Liabilities	7,517,828	6,129,161

DEFERRED INCOME TAXES (Note 6)	—	—

COMMITMENTS AND CONTINGENCIES (Notes 7, 10, and 13)

SHAREHOLDERS’ EQUITY (Note 5)
Preferred Stock, $10 Par Value, Authorized 100,000 Shares, Issued None	—	—
Common Stock, $0.05 Par Value, Authorized 13,000,000 Shares, Issued 5,716,061 and 5,168,367, Shares, respectively	285,803	258,418
Additional Paid-in Capital	8,336,806	5,647,568
Retained Earnings	31,703,077	29,190,013
Treasury Stock, at Cost, 969,695 and 897,895 Shares, respectively	(6,095,755)	(5,860,609)
Accumulated Other Comprehensive Income (Loss)	317,198	(154,673)

	34,547,129	29,080,717

	$42,064,957	$35,209,878

The accompanying notes are an integral part of these financial statements.

ASTRO-MED, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended January 31, 2004, 2003 and 2002

	2004	2003	2002
Net Sales	$55,780,636	$49,164,832	$49,390,937
Cost of Sales	32,791,446	31,079,350	30,284,573

Gross Profit	22,989,190	18,085,482	19,106,364
Costs and Expenses:
Selling, General and Administrative	15,673,388	14,910,990	16,090,402
Research and Development	3,685,838	4,079,783	3,743,516
Restructuring and Impairment (Credits) Charges (Note 11)	(15,014)	490,225	—

	19,344,212	19,480,998	19,833,918

Operating (Loss) Income	3,644,978	(1,395,516)	(727,554)
Other Income (Expense):
Interest Income	202,065	197,530	247,813
Other, net	(62,842)	136,260	187,934

	139,223	333,790	435,747

Income (Loss) before Income Taxes	3,784,201	(1,061,726)	(291,807)
Income Tax Provision (Benefit)	567,380	820,042	(58,706)

Net Income (Loss)	$3,216,821	$(1,881,768)	$(233,101)

Net Income (Loss) Per Common Share—Basic	$0.73	$(0.44)	$(0.05)

Net Income (Loss) Per Common Share—Diluted	$0.66	$(0.44)	$(0.05)

Weighted Average Number of Common Shares Outstanding— Basic	4,397,303	4,268,506	4,259,423

Weighted Average Number of Common Shares Outstanding—Diluted	4,856,450	4,268,506	4,259,423

Dividends Declared Per Common Share	$0.16	$0.16	$0.16

The accompanying notes are an integral part of these financial statements.

ASTRO-MED, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) AND CHANGES IN

SHAREHOLDERS’ EQUITY

Years Ended January 31, 2004, 2003 and 2002

	2004	2003	2002
Comprehensive Income (Loss)
Net Income (Loss)	$3,216,821	$(1,881,768)	$(233,101)
Other Comprehensive Income (Loss), Net
Foreign currency translation adjustments	500,195	207,798	(142,454)
Unrealized gain (loss) on securities available for sale, net of taxes	(28,324)	277	43,411

Other comprehensive income (loss), net	471,871	208,075	(99,043)

Comprehensive Income (Loss)	$3,688,692	$(1,673,693)	$(332,144)

Shareholders’ Equity
Common Stock, $0.05 Par Value:
Balance at beginning of year	$258,418	$258,251	$258,039
Net proceeds from issuance of Company common stock (Note 5)	27,385	167	212

Balance at end of year	285,803	258,418	258,251

Additional Paid-In Capital:
Balance at beginning of year	5,647,568	5,636,570	5,706,870
Net proceeds from issuance of Company common stock (Note 5)	14,342	10,998	15,139
Proceeds from the exercise of employee stock options (Note 6)	2,561,992	—	—
Tax benefit of employee stock options	112,904	—	—
Net cost of shares issued to Employee Stock Ownership Plan (Note 5)	—	—	(85,439)

Balance at end of year	8,336,806	5,647,568	5,636,570

Retained Earnings:
Balance at beginning of year	29,190,013	31,753,694	32,667,859
Net income (loss)	3,216,821	(1,881,768)	(233,101)
Dividends paid	(703,757)	(681,913)	(681,064)

Balance at end of year	31,703,077	29,190,013	31,753,694

Treasury Stock:
Balance at beginning of year	(5,860,609)	(5,860,609)	(6,076,003)
Purchases of Company common stock (Note 5)	(235,146)	—	—
Shares issued to Employee Stock Ownership Plan (Note 5)	—	—	215,394

Balance at end of year	(6,095,755)	(5,860,609)	(5,860,609)

Accumulated Other Comprehensive Loss:
Balance at beginning of year	(154,673)	(362,748)	(263,705)
Other comprehensive income (loss), net	471,871	208,075	(99,043)

Balance at end of year	317,198	(154,673)	(362,748)

Total Shareholders’ Equity	$34,547,129	$29,080,717	$31,425,158

The accompanying notes are an integral part of these financial statements.

ASTRO-MED, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended January 31, 2004, 2003 and 2002

	2004	2003	2002
Cash Flows from Operating Activities:
Net Income (Loss)	$3,216,821	$(1,881,768)	$(233,101)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided By Operating Activities:
Depreciation and Amortization	1,248,453	1,387,486	1,641,971
Impairment Charge	—	125,912	—
Gain on Sale of Assets	—	(12,017)	(25,650)
Deferred Income Tax Expense (Benefit)	—	949,553	(160,694)
Changes in Assets and Liabilities:
Accounts Receivable	(1,467,409)	826,193	1,490,056
Inventories	(213,907)	1,213,526	253,394
Other	290,081	28,624	(194,622)
Accounts Payable and Accrued Expenses	1,336,654	43,422	(1,394,663)
Income Taxes Payable	34,380	—	(96,058)

Total Adjustments	1,228,252	4,562,699	1,513,734

Net Cash Provided by Operating Activities	4,445,073	2,680,931	1,280,633
Cash Flows from Investing Activities:
Proceeds from Sales/Maturities of Securities Available for Sale	2,580,548	2,508,557	2,244,742
Purchases of Securities Available for Sale	(6,178,524)	(3,235,538)	(163,798)
Proceeds from Sales of Assets	—	—	25,650
Additions to Property, Plant and Equipment	(722,018)	(619,423)	(911,030)

Net Cash (Used in) Provided by Investing Activities	(4,319,994)	(1,346,404)	1,195,564
Cash Flows from Financing Activities:
Issuance of Capital Leases	—	13,300	—
Principal Payments on Capital Leases	(8,290)	(29,765)	(46,832)
Proceeds from Common Shares Issued Under Employee Benefit Plans and Employee Stock Option Plans	2,603,722	11,165	15,351
Purchases of Treasury Stock	(235,146)	—	—
Dividends Paid	(703,757)	(681,913)	(681,064)

Net Cash Provided by (Used in) Financing Activities	1,656,529	(687,213)	(712,545)

Net Increase in Cash and Cash Equivalents	1,781,608	647,314	1,763,652
Cash and Cash Equivalents, Beginning of Year	3,217,035	2,569,721	806,069

Cash and Cash Equivalents, End of Year	$4,998,643	$3,217,035	$2,569,721

Supplemental Information:
Cash Paid During the Period for:
Income Taxes	$311,900	$131,195	$129,016
Non-Cash Transfers:
Demonstration Equipment Transferred from (to) Inventory to (from) Property, Plant and Equipment	$4,203	$(129,193)	$285,849

The accompanying notes are an integral part of these financial statements.

ASTRO-MED, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2004

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

Securities Available for Sale:  Securities available for sale are carried at market value based on quoted market prices. The difference between cost and market value, net of related tax effects, is recorded as a component of accumulated other comprehensive income (loss) in shareholders’ equity.

Property, Plant and Equipment:  Property, plant and equipment are stated at cost. Depreciation is provided on the straight-line basis over the estimated useful lives of the assets (land improvements—10 to 20 years; buildings and improvements—10 to 45 years; machinery and equipment—3 to 10 years).

Revenue Recognition:  The majority of the Company’s product sales are recorded at the time of shipment and when persuasive evidence of an arrangement exists, the seller’s price to the buyer is fixed or determinable and collectibility is reasonably assured. Provisions are made at the time the related revenue is recognized for the cost of any installation or training obligations. When a sale arrangement involves training or installation the deliverables in the arrangement are evaluated to determine whether they represent separate units of accounting. This evaluation occurs at inception of the arrangement and as each item in the arrangement is delivered. The total fee from the arrangement is allocated to each unit of accounting based on its relative fair value. Fair value for each element is established generally based on the sales price charged when the same or similar element is sold separately. Revenue is recognized when revenue recognition criteria for each unit of accounting are met. When other significant obligations remain after products are delivered, revenue is recognized only after such obligations are fulfilled.

The Company reports amounts billed to customers for shipping and handling fees in sales.

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

The Company adopted Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets, as of February 1, 2002. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only

ASTRO-MED, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

approach. Also, under SFAS No. 142, amortization of goodwill to earnings is discontinued and the carrying value of goodwill will be evaluated for impairment on at least an annual basis. In accordance with the provisions of this statement, management evaluates the recoverability of goodwill annually, or more frequently if events or changes in circumstances, such as declines in sales, earnings or cash flows, or material adverse changes in the business climate, indicate that the carrying value of an asset might be impaired. Goodwill is considered to be impaired when the net book value of a segment exceeds its estimated fair value. Fair values are established primarily using a discounted cash flow methodology. The determination of discounted cash flows is based on the long-range planning forecast. The Company completed the goodwill impairment reviews and it has been determined that the goodwill is not impaired. The Company performs its goodwill impairment review in the fourth quarter of each fiscal year, unless events or circumstances change. The impact of discontinuing the amortization of goodwill for the year ending January 31, 2002 would have changed to the following pro forma net loss and pro forma net loss per share amounts:

2002
Net Loss as Reported	$(233,101)
Amortization of Goodwill, After Taxes	123,756

Pro forma Adjusted Net Loss	$(109,345)

Net Loss Per Share as Reported	$(0.05)
Amortization of Goodwill, After Taxes	0.03

Pro forma Adjusted Net Loss Per Share	$(0.02)

Income Taxes:  The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. This SFAS requires that deferred income taxes be determined based on estimated future tax effects of differences between the tax and book bases of assets and liabilities considering the provisions of enacted tax laws. The Company is subject to the examination of its income tax returns by the Internal Revenue Service and other tax authorities. The Company evaluates the likelihood of unfavorable adjustments arising from the examinations and believes adequate provisions have been made in the income tax provision.

Net Income (Loss) Per Common Share:  Net income (loss) per common share have been computed and presented pursuant to the provisions of SFAS No. 128, Earnings per Share. Net income (loss) per share is based on the weighted average number of shares outstanding during the period. Net income per share assuming dilution is based on the weighted average number of shares and potential common shares for stock options outstanding during the period using the treasury stock method. In accordance with SFAS No. 128, options to purchase 1,297,850, 2,023,575 and 1,653,075 shares of common stock were outstanding during fiscal 2004, 2003 and 2002, respectively. In fiscal years 2004, 2003 and 2002, there were 40,500, 2,023,575 and 1,653,075 options that were not included in the computation of diluted net income (loss) per common share because their inclusion would be anti-dilutive. Stock compensation plans are more fully described in Note 5 Shareholders’ Equity.

	January 31,
	2004	2003	2002
Weighted Average Common Shares Outstanding—Basic	4,397,303	4,268,506	4,259,423
Dilutive Effect of Options Outstanding	459,147	—	—

Weighted Average Common Shares Outstanding—Diluted	4,856,450	4,268,506	4,259,423

Use of Estimates:  The presentation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect these financial statements and accompanying notes. Some of the more significant estimates include the allowances for bad debts

ASTRO-MED, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and credits, inventory valuation, impairment of long-lived assets, income taxes and warranty reserves. Management’s estimates are based on the facts and circumstances available at the time estimates are made, past historical experience, risk of loss, general economic conditions and trends, and management’s assessments of the probable future outcome of these matters. Consequently, actual results could differ from those estimates.

Allowance for Doubtful Accocunts:  In circumstances where the Company is aware of a specific customer’s inability to meet its financial obligations, an allowance is established. The majority of accounts are individually evaluated on a regular basis and appropriate allowances are established as deemed appropriate. The remainder of the allowance is based upon historical trends and current market assessments.

Fair Value of Financial Instruments:  The Company’s financial instruments consist mainly of cash and cash equivalents, accounts receivable, and accounts payable. The carrying amounts of these financial instruments as of January 31, 2004 approximate fair value.

Stock-Based Compensation:  As permitted by SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company accounts for its stock-based compensation under the intrinsic value method in accordance with Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees”. Had compensation cost for the Company’s stock-based compensation plans been determined based on the fair value at the grant dates consistent with the method set forth under SFAS No. 123, the Company’s net income (loss) and net income (loss) per share would have changed to the pro forma amounts indicated below:

	Years Ended January 31
	2004	2003	2002
Net Income (Loss)
As reported	$3,216,821	$(1,881,768)	$(233,101)
Pro forma	$3,076,062	$(2,343,861)	$(605,180)
Net Income (Loss) per share
As reported, Basic	$0.73	$(0.44)	$(0.05)
Pro forma, Basic	$0.70	$(0.55)	$(0.14)
As reported, Diluted	$0.66	$(0.44)	$(0.05)
Pro forma, Diluted	$0.63	$(0.55)	$(0.14)

The fair value of each option granted was estimated on the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions: The weighted average grant date fair value of options granted during fiscal 2004, 2003 and 2002 was $0.98, $1.10, and $1.11, respectively.

	Years Ended January 31,
	2004	2003	2002
Risk-free interest rate	3.5%	3.5%	4.1%
Expected life (years)	5	5	5
Expected volatility	45.0%	45.0%	36.0%
Expected dividend yield	4.3%	4.3%	4.0%

New Accounting Pronouncements:

In January 2003 Financial Accounting Standards Board (FASB) Interpretation No. 46, “Consolidation of Variable Interest Entities” was issued. This interpretation requires a company to consolidate variable interest entities (“VIE”) if the enterprise is a primary beneficiary (holds a majority of the variable interest) of the VIE and the VIE has specific characteristics. It also requires additional disclosures for parties involved with VIEs. In

ASTRO-MED, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

October 2003, the FASB deferred the effective date of this interpretation for all VIEs to the first reporting period after December 15, 2003. The adoption of this interpretation did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In April 2003, SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” was issued. The standard amends and clarifies financial reporting for derivative instruments and for hedging activities accounted for under SFAS No. 133 and was effective for contracts entered into or modified, and for hedges designated, after June 30, 2003. Adoption of the standard did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In May 2003, SFAS No. 150, “Accounting for Certain Instruments with Characteristics of Both Liabilities and Equity” was issued. The standard establishes how an issuer classifies and measures certain freestanding financial instruments with characteristics of liabilities and equity and requires that such instruments be classified as liabilities. The standard was effective for financial instruments entered into or modified after May 31, 2003 and was otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of the standard did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

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

Note 2—Securities Available for Sale

Securities available for sale include corporate and governmental obligations with various contractual or anticipated maturity dates. Governmental obligations include U.S. Government, State, Municipal and Federal Agencies securities. The market value, amortized cost and gross unrealized gains and losses of the securities are as follows:

	Market Value	Gross Unrealized Gains	Gross Unrealized Losses	Amortized Cost
January 31, 2004
Corporate	$1,681,965	$—	$(2,696)	$1,684,661
Governmental	5,996,719	39,008	(20,344)	5,978,055

	$7,678,684	$39,008	$(23,040)	$7,662,716

January 31, 2003
Corporate	$1,400,737	$6,501	$—	$1,394,236
Governmental	2,718,254	51,637	(568)	2,667,185

	$4,118,991	$58,138	$(568)	$4,061,421

The cost of securities available for sale that were sold was based on specific identification in determining realized gains or losses included in the accompanying consolidated statements of operations.

ASTRO-MED, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The expected maturity dates of these securities are as follows: Less than one year—$1,679,220; One to Five Years—$1,798,543; and greater than Ten Years—$4,200,921. Actual maturities may differ as a result of sales or earlier issuer redemptions.

Note 3—Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and include material, labor and manufacturing overhead. The components of inventories are as follows:

	January 31,
	2004	2003
Materials and Supplies	$4,775,796	$4,807,858
Work-in-Progress	734,374	707,169
Finished Goods	3,599,997	3,385,436

	$9,110,167	$8,900,463

Note 4—Debt

The Company has a $3.5 million unsecured bank line of credit, all of which is currently available. Borrowings under this line of credit bear interest at the bank’s prime rate.

Note 5—Shareholders’ Equity

Common Stock:    The Company repurchased 71,800 shares of its common stock in fiscal 2004 for $235,000. The Company’s Board of Directors has authorized the purchase of up to an additional 218,200 shares of the Company’s common stock on the open market in the future as of January 31, 2004.

The Company maintains the following benefit plans involving the Company’s common stock:

Stock Option Plans:    As of January 31, 2004, the Company has two incentive stock option plans and one non-qualified stock option plan under which options may be granted to officers and key employees. Options vest over various periods that range from six months to five years. Options for an aggregate of 1,500,000 shares may be granted under the incentive stock option plans at option prices of not less than fair market value at the date of grant. Options for an aggregate of 1,000,000 shares may be granted under the non-qualified plan at option prices of not less than 50% of fair market value at the date of grant.

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

ASTRO-MED, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Summarized option data for all plans is as follows:

	Number of Shares	Option Price Per Share	Weighted Average Option Price Per Share
Options Outstanding, January 31, 2001	1,334,450	$ 3.33–$13.00	$7.30
Options Granted	363,000	$ 3.75– $4.31	$4.31
Options Expired	(44,375)	$ 4.31–$11.25	$7.20

Options Outstanding, January 31, 2002	1,653,075	$ 3.33–$13.00	$6.64

Options Granted	434,000	$ 3.20– $4.43	$3.70
Options Expired	(63,500)	$ 3.70–$10.25	$5.88

Options Outstanding, January 31, 2003	2,023,575	$ 3.20–$13.00	$6.03

Options Granted	155,200	$ 3.30–$13.18	$3.49
Options Exercised	(545,800)	$ 3.30–$10.25	$4.74
Options Expired	(335,125)	$ 3.20–$13.00	$6.60

Options Outstanding, January 31, 2004	1,297,850	$ 3.20–$13.18	$6.13

Options Exercisable, January 31, 2004	1,294,675	$ 3.30–$10.25	$6.11
Options Exercisable, January 31, 2003	1,917,473	$ 3.33–$13.00	$6.07
Options Exercisable, January 31, 2002	1,503,033	$ 3.33–$13.00	$6.74

Set forth below is a summary of options outstanding at January 31, 2004:

Outstanding				Exercisable
Range of Exercise prices	Options	Weighted Average Exercise Price	Remaining Contractual Life	Options	Weighted Average Exercise Price
$3.30-$4.43	491,900	$3.92	8yrs.	491,900	$3.92
$4.94-$6.50	167,950	$5.33	5yrs.	167,775	$5.33
$7.50-$8.44	597,500	$7.88	4yrs.	597,500	$7.88
$9.25-$13.18	40,500	$10.39	3yrs.	37,500	$10.17

	1,297,850			1,294,675

At January 31, 2004, options covering 400,050 shares under the incentive plans, 452,300 shares under the non-qualified plan and 6,000 shares under the Non-Employee Director Stock Option Plan were available for future grant.

Employee Stock Purchase Plan:    The Company has an Employee Stock Purchase Plan allowing eligible employees to purchase shares of common stock at a 10% discount from fair market value on the date of purchase. A total of 180,000 shares were initially reserved for issuance under the Plan. Summarized Plan activity is as follows:

	Years Ended January 31,
	2004	2003	2002
Shares Reserved, Beginning	84,088	87,428	91,675
Shares Purchased	(1,894)	(3,340)	(4,247)

Shares Reserved, Ending	82,194	84,088	87,428

ASTRO-MED, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Employee Stock Ownership Plan:    The Company has an Employee Stock Ownership Plan providing retirement benefits to all eligible employees. Annual contributions in amounts determined by the Company’s Board of Directors are invested by the Plan’s Trustees in shares of common stock of the Company. Contributions may be in cash or stock. The Company’s contributions (paid or accrued) amounted to $75,000 in fiscal 2004. No amounts were paid or accrued in fiscal 2003 or fiscal 2002.

Note 6—Income Taxes

The components of domestic and foreign income (loss) before the provision (benefit) for income taxes are as follows:

	Years Ended January 31,
	2004	2003	2002
Domestic	$2,815,448	$(1,184,583)	$(457,950)
Foreign	968,753	122,857	166,143

Total	$3,784,201	$(1,061,726)	$(291,807)

The components of the provision (benefit) for income taxes are as follows:

	Years Ended January 31,
	2004	2003	2002
Current:
Federal	$210,911	$(180,281)	$38,689
State	11,989	(11,690)	11,300
Foreign	344,480	62,460	51,999

	567,380	(129,511)	101,988

Deferred:
Federal	—	883,084	(143,018)
State	—	66,469	(17,676)

	—	949,553	(160,694)

	$567,380	$820,042	$(58,706)

The provision (benefit) for income taxes differs from the amount computed by applying the statutory federal income tax rate (34%) to income (loss) before income taxes, due to the following:

	Years Ended January 31,
	2004	2003	2002
Income Tax Provision (Benefit) at Statutory Rate	$1,286,628	$(360,987)	$(99,215)
State Taxes, Net of Federal Income Tax Benefits	49,236	(52,461)	(13,879)
Change in Valuation Allowance	(745,925)	1,252,220	—
Other, Net	(22,559)	(18,730)	54,388

	$567,380	$820,042	$(58,706)

ASTRO-MED, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The tax effects of temporary differences and carryforwards which gave rise to significant portions of deferred tax assets and liabilities in the accompanying consolidated balance sheets are as follows:

	January 31,
	2004	2003
Deferred Tax Assets:
Net Operating Loss Carryforward	$1,492,161	$481,370
Inventory Reserves	1,007,781	1,264,341
R&D Credits	519,000	—
Vacation Accrual	272,657	299,305
Foreign Tax Credits	177,650	—
Deferred Service Contract Revenue	136,329	93,774
Reserve for Doubtful Accounts	108,388	122,114
Other	207,829	78,370

	3,921,795	2,339,274
Deferred Tax Liabilities:
Accumulated Tax Depreciation in Excess of Book Depreciation	865,411	686,330
Other	61,493	295,724

	926,904	982,054

Subtotal	2,994,891	1,357,220
Valuation Allowance	(2,994,891)	(1,357,220)

Net Deferred Tax Assets	$—	$—

Compliance with SFAS 109 requires the Company to periodically evaluate the necessity of establishing or increasing a valuation allowance for deferred tax assets depending on whether it is more likely than not that a related benefit will be recognized in future periods. Because of the cumulative loss position of the Company at January 31, 2003 and the uncertainty of the timing of profitability in future periods at that point in time, the Company established a full valuation allowance on its net deferred tax assets. The Company expects to maintain a full valuation allowance on future tax benefits until we can sustain an appropriate level of profitability, and until such time, the Company would not expect to recognize any significant tax benefits in our future results of operations, except as those benefits are realized on the tax return. $116,000 of the valuation allowance relates to the Company’s wholly owned subsidiary Astro-Med SRL. This subsidiary has a $300,000 net operating loss carryforward that can be carried forward indefinitely. The future tax benefits of this net operating loss carryforward is uncertain because it is limited to future annual taxable income of the subsidiary.

During fiscal 2004, the Company received proceeds from the exercise of employee stock options. The majority of the stock acquired upon exercise of employee stock options was sold in disqualified dispositions for tax purposes. Disqualified dispositions of stock acquired upon exercise by employee stock options provide the Company a tax benefit that is treated differently for book and tax purposes. For book purposes, the tax benefit is recorded in Additional Paid-in-Capital (APIC) in Shareholders’ Equity. For tax purposes, the tax benefit is a valid deduction that lowers the Company’s current income tax payable. At January 31, 2004, the Company had a deferred tax benefit relating to disqualified dispositions of stock acquired upon exercise of employee stock options equal to approximately $1.5 million ($3.8 million pretax). For tax purposes, this amount will be used to offset current and future income taxes payable. For book purposes, $0.1 million of the tax benefit was recognized in APIC. The other $1.4 million of the tax benefit was recognized in APIC with a full valuation allowance.

ASTRO-MED, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 7—Leases and Other Contractual Obligations

Minimum payments under noncancellable operating leases at January 31, 2004 were as follows:

Year Ending January 31,	Operating Leases
2005	$134,247
2006	78,430
2007	25,167
2008	4,859
2009 and Thereafter	—

Minimum Lease Payments	$242,703

The Company incurred rent expense in the amount of $410,465, $385,217 and $349,940 for the fiscal years 2004, 2003 and 2002, respectively.

The Company has purchase obligations in the amount of $2,675,000 due within one year for goods and services with defined terms as to price, quantity, delivery and termination liability.

Note 8—Nature of Operations, Segment Reporting and Geographical Information

The Company’s operations consist of the design, development, manufacture and sale of specialty data recorder and acquisition systems, label printing and applicator systems, neuropsychological instrumentation systems, and consumable printer supplies. The Company organizes and manages its business as a portfolio of products and services designed around a common theme of data acquisition and information output. The Company will report three reporting segments consistent with its sales product groups Test & Measurement (T&M); QuickLabel Systems (QuickLabel) and Grass-Telefactor (G-T).

T&M produces data recording equipment used worldwide for a variety of recording, monitoring and troubleshooting applications for the aerospace, automotive, metal mill, power and telecommunications industries. QuickLabel produces an array of high-technology digital label printers, automatic labelers, print and apply systems, labeling software and consumables for a variety of commercial industries worldwide. G-T produces a range of instrumentation equipment and supplies for clinical neurophysiology (EEG and epilepsy monitoring), polysomnography (PSG – Sleep Monitoring) and biomedical research applications used worldwide by universities, medical centers and companies engaged in a variety of clinical and research activities. The accounting policies of the reporting segments are the same as those described in the summary of significant accounting policies within the notes to the consolidated financial statements. The Company evaluates segment performance based on the segment profit before corporate and financial administration expenses.

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

ASTRO-MED, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables summarizes selected financial information by segment:

(in thousands)	Sales			Segment Operating Profit			Segment Operating Profit %
	2004	2003	2002	2004	2003*	2002	2004	2003	2002
T&M	$11,639	$11,943	$12,057	$839	$1,021	$675	7.2%	8.5%	5.6%
QuickLabel	25,290	21,546	20,928	2,954	114	863	11.7%	0.5%	4.1%
G-T	18,852	15,676	16,406	2,695	506	817	14.3%	3.2%	5.0%

Total	$55,781	$49,165	$49,391	$6,488	$1,641	$2,355	11.6%	3.3%	4.8%

Corporate Expenses				2,843	3,037	3,083

Operating Income (Loss)				3,645	(1,396)	(728)
Other Income				139	334	436

Income (Loss) Before Income Taxes				3,784	(1,062)	(292)
Income Taxes Provision (Benefit)				567	820	(59)

Net Income (Loss)				$3,217	$(1,882)	$(233)

*	QuickLabel’s and G-T’s Segment Operating Profit includes $30,262 and $413,352, respectively of restructuring and impairment charges during the fiscal year ended January 31, 2003. Corporate Expenses includes $46,611 of restructuring charges.

Presented below is selected information by segment:

(in thousands)	Amortization and Depreciation			Capital Expenditures
	2004	2003	2002	2004	2003	2002
T&M	$382	$386	$490	$211	$198	$303
QuickLabel	461	440	572	323	240	325
G-T	405	561	580	188	181	283

Total	$1,248	$1,387	$1,642	$722	$619	$911

Presented below is selected assets by segment:

(in thousands)	Assets
	2004	2003
T&M	$7,458	$6,830
QuickLabel	12,504	11,115
G-T	8,918	9,448
Corporate*	13,185	7,817

Total	$42,065	$35,210

*	Corporate assets consist primarily of cash, investments and income tax accounts.

ASTRO-MED, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Presented below is selected financial information by geographic area:

(in thousands)	Sales			Long-Lived Assets
	2004	2003	2002	2004	2003
United States	$39,451	$36,140	$35,657	$8,681	$8,943
Europe	10,551	7,556	7,588	663	651
Canada	2,410	2,292	1,853	117	67
Asia	1,149	1,057	2,141	—	—
Central and South America	1,293	1,140	1,559	—	—
Other	927	980	593	—	—

Total	$55,781	$49,165	$49,391	$9,461	$9,661

Included in Long-Lived Assets is Goodwill assigned to the following segments; T&M $0.8 million and $0.8 million and G-T $1.6 million and $1.5 million at January 31, 2004 and 2003, respectively.

Note 9—Profit-Sharing Plan

Along with the Employee Stock Ownership Plan described in Note 5, the Company has a Profit-Sharing Plan which provides retirement benefits to all eligible employees. In addition, the Plan allows participants to defer a portion of their cash compensation and contribute such deferral to the Plan through payroll deductions. The Company makes matching contributions up to specified levels. The deferrals are made within the limits prescribed by Section 401(k) of the Internal Revenue Code.

All contributions are deposited into trust funds. It is the policy of the Company to fund any contributions accrued. The Company’s annual contribution amounts are determined by the Board of Directors. The Company’s contributions paid or accrued amounted to $223,100; $149,000; and $165,000 in 2004, 2003 and 2002, respectively.

Note 10—Acquisitions

In December of 1999, the Company acquired the assets and business of Telefactor Corporation (Telefactor), a privately held corporation, for an aggregate purchase price of approximately $3.7 million in cash, including transaction fees. The acquisition was accounted for as a purchase under APB Opinion No. 16, Business Combinations. The purchase and sales agreement contains a clause which will require the Company to pay additional purchase price of up to $3,000,000 if certain sales levels are achieved. The earnout provision is effective over a period of 72 months and expires in December of 2005. At January 31, 2004, additional consideration of $25,923 was owed to the sellers.

ASTRO-MED, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 11—Restructuring and Impairment Charges

In fiscal 2003, the Company implemented an organizational restructuring in an effort to reduce costs and streamline operations. The restructuring included workforce reductions in all areas of the Company and the closing of a research facility. The Company eliminated 28 employees or approximately 8% of its workforce. In fiscal year 2003, the Company recorded $490,225 of restructuring and impairment charges. These charges included $364,313 of severance and related termination benefits that were accounted for in accordance with SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” and $125,912 of long-lived asset impairment which was accounted for in accordance with FAS No. 144 “ Accounting for the Impairment or Disposal of Long-Lived Assets”. An analysis of the severance charge is summarized below:

Severance
Charges	$364,313
Cash Payments	(28,132)

Balance at January 31, 2003	336,181

Cash Payments	(321,167)
Reserve Reversed	(15,014)

Balance at January 31, 2004	$—

Note 12—Product Warranty Liability

The Company offers a one-year warranty for the majority of its products. The specific terms and conditions of those warranties vary depending upon the product sold and country in which the Company does business. For products sold in the United States, the Company provides a basic limited warranty, including parts and labor. The Company estimates the costs that may be incurred under its basic limited warranty and records a liability in the amount of such costs at the time product revenue is recognized. Factors that affect the Company’s warranty liability include the number of installed units, historical and anticipated rates of warranty claims, and cost per claim. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary. Changes in the Company’s product warranty liability during the years ending January 31, 2004, 2003, and 2002, respectively are as follows:

	Product Warranty Liability
	2004	2003	2002
Balance, beginning of the period	$170,000	$135,515	$105,185
Warranties issued during the period	295,124	357,640	340,855
Settlements made during the period	(289,124)	(323,155)	(310,525)

Balance, end of the period	$176,000	$170,000	$135,515

Note 13—Concentration of Credit Risk

The Company extends credit on an uncollateralized basis to almost all customers. Concentration of credit and geographic risk with respect to accounts receivable is limited due to the large number and general dispersion of accounts which constitute the Company’s customer base. The Company periodically performs credit evaluations of its customers. At January 31, 2004 and 2003, no single customer accounted for no more than 10% of net sales. The Company has not experienced significant credit losses on customers’ accounts.

The Company invests its excess cash principally in investment grade government and corporate debt securities. The Company has established guidelines relative to diversification and maturities that maintain safety

ASTRO-MED, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and liquidity. These guidelines are periodically reviewed and modified to reflect changes in market conditions. The Company has not experienced any significant losses on its cash equivalents or short-term investments.

Note 14—Contingencies

The Company is subject to contingencies, including legal proceedings and claims arising out of its businesses that cover a wide range of matters, including, among others, contract and employment claims, workers compensation claims, product liability, warranty and modification, adjustment or replacement of component parts of units sold.

The Company provides accruals for direct costs associated with the estimated resolution of contingencies at the earliest date at which it is deemed probable that a liability has been incurred and the amount of such liability can be reasonably estimated. Costs accrued have been estimated and are based upon an analysis of potential results, assuming a combination of litigation and settlement strategies and outcomes. While it is impossible to ascertain the ultimate legal and financial liability with respect to contingent liabilities, including lawsuits, the Company believes that the aggregate amount of such liabilities, if any, in excess of amounts provided or covered by insurance, will not have a material adverse effect on the consolidated financial position or results of operations of the Company. It is possible, however, that future results of operations for any particular future period could be materially affected by changes in our assumptions or strategies related to these contingencies or changes out of the Company’s control.

ASTRO-MED, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

Description	Balance at Beginning of Year	Provision Charged to Operations	Deductions(2)	Balance at End of Year
Allowance for Doubtful Accounts(1):
Year Ended January 31,
2004	$366,700	$94,990	$94,496	$367,194
2003	$352,442	$110,000	$95,742	$366,700
2002	$467,882	$30,000	$145,440	$352,442

(1)	The allowance for doubtful accounts has been netted against accounts receivable as of the respective balance sheet dates.
(2)	Uncollectible accounts written off, net of recoveries.