Form 10-Q
period 2004-05-01
ASTRO MED INC /NEW/
filed 2004-06-09
CIK 8146

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 1, 2004

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

Common Stock, $.05 Par Value - 5,303,754 shares

(excluding treasury shares) as of May 28, 2004

ASTRO-MED, INC.

Part I. FINANCIAL INFORMATION

ASTRO-MED, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	May 1, 2004	January 31, 2004
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and Cash Equivalents	$3,805,354	$4,998,643
Securities Available for Sale	8,203,250	7,678,684
Accounts Receivable, Net	10,430,572	9,814,784
Inventories	8,774,758	9,110,167
Deferred Tax Assets	3,720,346	—
Prepaid Expenses and Other Current Assets	779,657	414,833

Total Current Assets	35,713,937	32,017,111

PROPERTY, PLANT AND EQUIPMENT
Less Accumulated Depreciation	7,372,570	7,124,739

OTHER ASSETS
Goodwill	2,336,721	2,336,721
Amounts Due from Officers	480,314	480,314
Other	167,072	106,072

	$46,070,614	$42,064,957

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts Payable	$2,215,945	$2,156,896
Accrued Compensation	1,626,245	2,509,434
Accrued Expenses	3,136,990	2,817,118
Income Taxes Payable	181,490	34,380

Total Current Liabilities	7,160,670	7,517,828

DEFERRED TAX LIABILITIES	1,248,157	—

SHAREHOLDERS’ EQUITY
Preferred Stock, $10 Par Value, Authorized 100,000 Shares, None Issued	—	—
Common Stock, $.05 Par Value, Authorized 13,000,000 Shares, Issued, 5,789,271 and 5,716,061 Shares, respectively (Note 1)	313,505	285,803
Additional Paid-In Capital (Note 1)	15,489,620	8,336,806
Retained Earnings (Note 1)	27,865,600	31,703,077
Treasury Stock, at Cost, 969,695 and 969,695 Shares, respectively	(6,095,755)	(6,095,755)
Accumulated Other Comprehensive Income	88,817	317,198

	37,661,787	34,547,129

	$46,070,614	$42,064,957

ASTRO-MED, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three-Months Ended
	May 1, 2004	May 3, 2003
	(Unaudited)
Net Sales	$14,242,268	$13,214,120
Cost of Sales	8,448,163	8,164,387

Gross Profit	5,794,105	5,049,733

Costs and Expenses:
Selling, General and Administrative	3,901,186	3,692,725
Research and Development	957,419	869,628

	4,858,605	4,562,353

Operating Income	935,500	487,380

Other Income:
Investment Income	108,650	47,607
Other, Net	(12,982)	3,079

	95,668	50,686

Income Before Income Taxes	1,031,168	538,066
Income Tax Benefit (Expense)	567,102	(32,007)

Net Income	$1,598,270	$506,059

Net Income Per Common Share - Basic	$0.30	$0.11
Net Income Per Common Share - Diluted	$0.27	$0.11

Weighted Average Number of Common and Common Equivalent Shares Outstanding - Basic	5,245,385	4,678,072

Weighted Average Number of Common and Common Equivalent Shares Outstanding - Diluted	5,850,848	4,681,537

Dividends Declared Per Common Share	$0.04	$0.04

ASTRO-MED, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three-Months Ended
	May 1, 2004	May 3, 2003
	(Unaudited)
Cash Flows from Operating Activities:
Net Income	$1,598,270	$506,059
Adjustments to Reconcile Net Income to Net Cash Provided by (Used in) Operating Activities:
Depreciation and Amortization	296,666	347,006
Deferred Income Taxes	(938,917)	—
Changes in Assets and Liabilities:
Accounts Receivable	(615,788)	(400,556)
Inventories	335,409	(216,994)
Income Taxes Payable	147,110	—
Other	(348,920)	(42,001)
Accounts Payable and Accrued Expenses.	(856,868)	589,558

Total Adjustments	(1,981,308)	277,013

Net Cash (Used in) Provided by Operating Activities	(383,038)	783,072

Cash Flows from Investing Activities:
Proceeds from Maturities of Securities Available for Sale	622,879	269,054
Purchases of Securities Available of Sale	(1,145,972)	(919,844)
Additions to Property, Plant and Equipment	(499,024)	(115,238)

Net Cash Used in Investing Activities	(1,022,117)	(766,028)

Cash Flows from Financing Activities:
Principal Payments on Capital Leases	—	(2,225)
Proceeds from Common Shares Issued Under Employee Stock Option and Benefit Plans	401,685	2,180
Shares Repurchased	—	(235,146)
Dividends Paid	(189,820)	(170,829)

Net Cash Provided by (Used in) Financing Activities	211,866	(406,020)

Net Decrease in Cash and Cash Equivalents	(1,193,289)	(388,976)
Cash and Cash Equivalents, Beginning of Period.	4,998,643	3,217,035

Cash and Cash Equivalents, End of Period	$3,805,354	$2,828,059

Supplemental Disclosures of Cash Flow Information:
Cash Paid During the Period for:
Income Taxes	$25,977	$—
Non-Cash Transfer from Retained Earnings to Additional Paid in Capital and Capital Stock Due to the Declaration of the 10% Stock Dividend	$5,245,927	$—

ASTRO-MED, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

May 1, 2004

Note 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) The accompanying financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments consisting of normal recurring adjustments which, in the opinion of management, are necessary for a fair statement of the results of the interim periods presented. These financial statements do not include all disclosures associated with annual financial statements and, accordingly, should be read in conjunction with footnotes contained in the Company’s annual report on Form 10-K for the year ended January 31, 2004.

(b) 10% Stock Dividend: On April 19, 2004, the Company declared a 10% stock dividend that was distributed to shareholders on May 26, 2004. An amount equal to the fair value of the additional shares was transferred from Retained Earnings to Additional Paid in Capital and Common Stock as of the declaration date. All income per share and weighted average share amounts for all periods have been restated to reflect the impact of the 10% stock dividend.

(c) Net Income Per Share: Net income per common share has been computed and presented pursuant to the provisions of Statement of Financial Accounting Standards (SFAS) No. 128, “Earnings Per Share”. Net income per share is based on the weighted average number of shares outstanding during the period. Net income per share assuming dilution is based on the weighted average number of shares and, if dilutive, common equivalent shares for stock options outstanding during the period.

	Three-Months Ended
	May 1, 2004	May 3, 2003
Weighted Average Common Shares Outstanding - Basic	5,245,385	4,678,072
Diluted Effect of Options Outstanding	605,463	3,465

Weighted Average Common Shares Outstanding - Diluted	5,850,848	4,681,537

For the three-months ended May 1, 2004 and May 3, 2003, the diluted per share amounts do not reflect options outstanding of 3,300 and 1,942,094, respectively. These outstanding options were not included in the weighted average common shares outstanding because the exercise price of the option was greater than the average market price.

ASTRO-MED, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

As permitted by SFAS No. 123, “Accounting for Stock-Based Compensation”, the Company accounts for its stock-based compensation under the intrinsic value method in accordance with Accounting Principles Board (APB) Opinion No. 25 “Accounting for Stock Issued to Employees”. Had compensation cost for the Company’s stock-based compensation plans been determined based on the fair value at the grant dates consistent with the method set forth under SFAS No. 123, the Company’s net income and net income per share would have changed to the pro forma amounts indicated below:

	Three-Months Ended
	May 1, 2004	May 3, 2003
Net Income
As Reported	$1,598,270	$506,059
Less: Total Stock-Based Employee Compensation Expense Determined Under Fair Value Based Method	(9,597)	(22,950)

Pro forma	$1,588,673	$483,109

Net Income Per Share:
Basic
As Reported	$0.30	$0.11
Pro forma	$0.30	$0.10
Diluted
As Reported	$0.27	$0.11
Pro forma	$0.27	$0.10

The fair value of each option granted was estimated on the grant date using the Black-Scholes option-pricing model.

(d) Revenue Recognition: The majority of the Company’s product sales are recorded at the time of shipment and when persuasive evidence of an arrangement exists, the seller’s price to the buyer is fixed or determinable and collectibility is reasonably assured. Provisions are made at the time the related revenue is recognized for the cost of any installation or training obligations. When a sale arrangement involves training or installation the deliverables in the arrangement are evaluated to determine whether they represent separate units of accounting. This evaluation occurs at inception of the arrangement and as each item in the arrangement is delivered. The total fee from the arrangement is allocated to each unit of accounting based on its relative fair value. Fair value for each element is established generally based on the sales price charged when the same or similar element is sold separately. Revenue is recognized when revenue recognition criteria for each unit of accounting are met. When other significant obligations remain after products are delivered, revenue is recognized only after such obligations are fulfilled.

Note 2 - COMPREHENSIVE INCOME

The Company’s total comprehensive income is as follows.

	Three-Months Ended
	May 1, 2004	May 3, 2003
Comprehensive Income:
Net Income	$1,598,270	$506,059
Other Comprehensive Income:
Foreign currency translation adjustments, Net of tax	(232,527)	32,106
Unrealized gain on securities:
Unrealized holding gain arising during the period, net of tax	4,145	853

Other Comprehensive Income (Loss)	(228,382)	32,959

Comprehensive Income	$1,369,888	$539,018

ASTRO-MED, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 3 - INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out) or market and include material, labor and manufacturing overhead. The components of inventories were as follows:

	May 1, 2004	January 31, 2004
Materials and Supplies	$4,478,622	$4,775,796
Work-In-Process	1,085,745	734,374
Finished Goods	3,210,391	3,599,997

	$8,774,758	$9,110,167

Note 4 - INCOME TAXES

An income tax benefit of $567,000 was recorded in the current year as compared to an income tax expense of $32,000 in the first quarter of the prior year. The current year income tax benefit includes 1) an income tax expense on the current quarter’s income of $372,000 which is equal to an effective rate of 36% and 2) a $939,000 one-time non-cash tax benefit related to the release of the valuation allowance on the net deferred tax asset that was established in fiscal year 2003. In fiscal year 2003, as required by SFAS 109 “Accounting for Income Taxes”, the Company established a full valuation allowance on its net deferred tax asset as a result of the uncertainty as to whether these deferred tax assets would “more likely than not” be realized in the future. Based on the facts and circumstances at that time, it was determined that a full valuation allowance was required and it was stated that until an appropriate level of profitability could be sustained no tax benefits would be realized. As of the first quarter of fiscal year 2005, Management believes that an appropriate level of profitability has been established and maintained and it is more likely than not the deferred tax assets will be realized in the future. Management made this determination based on a review of the facts and circumstances as of May 1, 2004. This review consisted of an analysis of the Company’s performance, the market environment in which the Company currently operates, the length of carryforward periods, the existing sales backlog and the future sales projections. The effective income tax rates used in the interim condensed financial statements are estimates of the full year’s rates.

Note 5 - SEGMENT INFORMATION

The Company reports three reporting segments consistent with its sales product groups: Test & Measurement (T&M); QuickLabel Systems (QuickLabel) and Grass-Telefactor (G-T). The Company evaluates segment performance based on the segment profit (loss) before corporate and financial administration expenses.

ASTRO-MED, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Summarized below are the sales and segment operating profit (loss) for each reporting segment for the three-months ended May 1, 2004 and May 3, 2003:

	Sales		Segment Operating Profit (Loss)
	May 1, 2004	May 3, 2003	May 1, 2004	May 3, 2003
T&M	$2,942,000	$1,941,000	$93,000	$(383,000)
QuickLabel	6,931,000	6,013,000	824,000	625,000
G-T	4,369,000	5,260,000	743,000	972,000

Total	$14,242,000	$13,214,000	1,660,000	1,214,000

Corporate Expenses			724,000	727,000

Operating Income			936,000	487,000
Other Income, Net			95,000	51,000

Income Before Income Taxes			1,031,000	538,000
Income Tax Benefit (Expense)			567,000	(32,000)

Net Income			$1,598,000	$506,000

Note 6 – PRODUCT WARRANTY LIABILITY

Changes in the Company’s product warranty liability during the quarter ending May 1, 2004 and May 3, 2003, respectively are as follows:

	May 1, 2004	May 3, 2003
Balance, beginning of the period	$176,000	$170,000
Warranties issued during the period	118,405	90,658
Settlements made during the period	(118,405)	(90,992)

Balance, end of the period	$176,000	$169,666

ASTRO-MED, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Business Overview

This section should be read in conjunction with the Condensed Consolidated Financial Statements of the Company included elsewhere herein and the Company’s January 31, 2004 Form 10-K.

Astro-Med, Inc. is a multi-national enterprise, which designs, develops, manufactures, distributes and services a broad range of products that acquire, store, analyze and present data in multiple formats. The Company organizes its structure around a core set of competencies, including research and development, manufacturing, service, marketing and distribution. It markets and sells its products and services through three business segments including:

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

Grass-Telefactor Product Group (G-T) encompasses diagnostic and monitoring products that serve the clinical neurophysiology markets as well as a range of biomedical instrumentation products and supplies focused on the life sciences markets.

The Company markets and sells its products and services globally through a diverse distribution structure of sales personnel, manufacturing representatives and dealers that deliver a full complement of branded products and services to customers in our several markets.

In the first quarter of fiscal year 2005, the Company realized double-digit sales growth in both its QuickLabel and T&M product groups. Unfortunately, the G-T product group experienced a double-digit sales decline as compared to the record sales level in the first quarter of the prior year. QuickLabel’s customers continued to respond positively to the 4100Xe and 8100Xe color printer systems as an effective solutions to product identification, product control (barcode) and product promotion (color) needs. The T&M product group’s strong sales performance is a result of the increased demand from both domestic and international aerospace customers for the Everest Telemetry Workstation and increased sales of the new Dash 8x Portable Data Recorder. The Grass-Telefactor product group sales were negatively impacted by the cyclical Long-term Epilepsy Monitoring (LTM) sales and lower research instrumentation product sales.

Results of Operations

Three-Months Ending May 1, 2004 vs. Three-Months Ending May 3, 2003

	May 1, 2004	Sales as a % of Total Sales	May 3, 2003	Sales as a % of Total Sales	% Increase (Decrease) Over Prior Year
T&M	$2,942,000	20.7%	$1,941,000	14.7%	51.6%
QuickLabel	6,931,000	48.7%	6,013,000	45.5%	15.3%
G-T	4,369,000	30.6%	5,260,000	39.8%	(16.9)%

Total	$14,242,000	100.0%	$13,214,000	100.0%	7.8%

ASTRO-MED, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Results of Operations (Continued)

Three-Months Ending May 1, 2004 vs. Three-Months Ending May 3, 2003

Sales in the first quarter were $14,242,000, an 8% increase from the prior year’s first quarter sales of $13,214,000. Hardware and software system sales increased 7% over the prior year’s first quarter. Supplies and media sales increased 8% over the prior year.

Domestic sales were $9,880,000 up 6% from $9,362,000 for the first quarter of the prior fiscal year. Sales through the Company’s international channels were $4,362,000 up 13% over previous year’s first quarter sales of $3,852,000. However, excluding the favorable impact of foreign exchange rates, international sales increased only 3%.

Gross profit dollars were $5,794,000, which generated a margin yield of 40.7% for the quarter as compared to a margin yield last year of 38.2%. The improvement in the gross profit margin can be attributed to the change in sales mix and better manufacturing overhead absorption resulting from the higher sales level.

Operating expenses in the quarter were $4,859,000. Selling and general administrative spending increased 6% from last year to $3,901,000. The increase can be attributed to higher selling expenses and the unfavorable foreign exchange rate impact on our foreign office expenses.

Research and development funding increased 10% from the prior year to $957,000. This increase can be traced to higher personnel costs.

An income tax benefit of $567,000 was recorded in the current year as compared to an income tax expense of $32,000 in the first quarter of the prior year. The current year income tax benefit includes 1) an income tax expense on the current quarter’s income of $372,000 which is equal to an effective rate of 36% and 2) a $939,000 one-time non-cash tax benefit related to the release of the valuation allowance on the net deferred tax asset that was established in fiscal year 2003. In fiscal year 2003, as required by SFAS 109 “Accounting for Income Taxes”, the Company established a full valuation allowance on its net deferred tax assets as a result of the uncertainty as to whether these deferred tax asset would “more likely than not” be realized in the future. Based on the facts and circumstances at that time, it was determined that a full valuation allowance was required and it was stated that until an appropriate level of profitability could be sustained no tax benefits would be realized. As of the first quarter of fiscal year 2005, Management believes that an appropriate level of profitability has been established and maintained and it is more likely than not the deferred tax assets will be realized in the future. Management made this determination based on a review of the facts and circumstances as of May 1, 2004. This review consisted of an analysis of the Company’s performance, the market environment in which the Company currently operates, the length of carryforward periods, the existing sales backlog and the future sales projections. The effective income tax rates used in the interim condensed financial statements are estimates of the full year’s rates.

The Company reports three reporting segments consistent with its sales product groups: Test & Measurement (T&M); QuickLabel Systems (QLS) and Grass-Telefactor (G-T). The Company evaluates segment performance based on the segment profit before corporate and financial administration expenses.

ASTRO-MED, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Results of Operations (Continued)

Three-Months Ending May 1, 2004 vs. Three-Months Ending May 3, 2003

Summarized below are the sales and segment operating profit (loss) for each reporting segment:

	Sales		Segment Operating Profit (Loss)
	May 1, 2004	May 3, 2003	May 1, 2004	May 3, 2003
T&M	$2,942,000	$1,941,000	$93,000	$(383,000)
QuickLabel	6,931,000	6,013,000	824,000	625,000
G-T	4,369,000	5,260,000	743,000	972,000

Total	$14,242,000	$13,214,000	1,660,000	1,214,000

Corporate Expenses			724,000	727,000

Operating Income			936,000	487,000
Other Income, Net			95,000	51,000

Income Before Income Taxes			1,031,000	538,000
Income Tax Expense			567,000	(32,000)

Net Income			$1,598,000	$506,000

T&M’s product sales were $2,942,000 up 52% from the $1,941,000 of the previous year. The increase is attributed to higher Everest Telemetry Workstation sales and an increase in the new Dash 8X Data Recorder sales. T&M’s segment profit margin increased to 3.2% in the quarter from a segment loss margin of (19.7)% in the previous year. The increase in T&M’s margin is attributed to the higher sales volume.

QuickLabel’s sales increased to $6,931,000, a 15% increase over the $6,013,000 of sales reported in the first quarter of the previous year. The increase is primarily attributed to the 24% sales growth in color printer systems and the 13% media sales growth over the prior year’s first quarter. QuickLabel’s first quarter segment profit margin improved to 11.9% up from 10.4% in the previous year. The improvement in margin is attributed to the higher volume and better margins on the 4100Xe and 8100Xe color printer systems and related media.

G-T sales in the quarter were $4,369,000 down 17% from $5,260,000 reported in the first quarter of the previous year. The lower sales are traceable to the lower Long-term Epilepsy Monitoring (LTM) and research instrumentation product sales. The G-T segment operating profit margin declined to 17.0% in the first quarter from 18.5% in the previous year. The decline in margin is attributed to the lower sales volume.

Financial Condition

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

The Company’s Statements of Cash Flows for the three-months ending May 1, 2004 and May 3, 2003 are included on page 5. Net cash flow used in operating activities for the current quarter were $383,000 versus net cash flow provided by operations of $783,000 in the first quarter of the previous year. The decline in the current quarter cash flow can be primarily attributed to the payment of bonuses and commissions that pertain to fiscal year 2004 and a higher accounts receivable balance. The accounts receivable balance increased 6% to $10,431,000, up from $9,815,000 at year-end. The cash collection cycle also slowed to 60 days net sales outstanding at the end of the quarter as compared to the 57 net days sales outstanding at year-end.

ASTRO-MED, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Financial Condition (Continued)

Cash and securities available for sale at the end of the first quarter totaled $12,009,000, down from $12,677,000 at year-end. The decline in cash and securities available for sale can be attributed to the additional cash used in operations in the first quarter of this year and the $499,000 of capital expenditures made in the quarter ended May 1, 2004. Capital expenditures consisted primarily of the purchase of machinery and equipment that will be used to increase capacity and efficiency.

Inventory decreased to $8,775,000 from the year-end level of $9,110,000. Inventory turns improved to 3.2 times from 3.0 times at year-end.

The Company paid cash dividends in the quarter of $190,000 or $0.04 per common share. On April 19, 2004, the Company declared a 10% stock dividend to shareholders and distributed the shares on May 26, 2004.

In the first quarter ending May 1, 2004, the Company received $402,000 of proceeds from the exercise of employee stock options.

Critical Accounting Policies, Commitments and Certain Other Matters

In the Company’s Form 10-K for the year ended January 31, 2004, the Company’s most critical accounting policies and estimates upon which our financial status depends were identified as those relating to revenue recognition, warranty claims, bad debt, customer returns, inventories and long-lived assets. We considered the disclosure requirements of Financial Release (“FR”) 60 (“FR-60”) regarding critical accounting policies and FR-61 regarding liquidity and capital resources, certain trading activities and related party/certain other disclosures, and concluded that nothing materially changed during the quarter that would warrant further disclosure under these releases.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Astro-Med, Inc.’s exposure to market risk has not changed materially from its exposure at January 31, 2004 as set forth in Item 7A in Astro-Med, Inc.’s Form 10K for the fiscal year ended January 31, 2004.

PART II. OTHER INFORMATION

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

On March 23, 2004, Astro-Med, Inc. issued a press release in which it disclosed unaudited financial information related to fourth quarter and twelve month consolidated earnings.

On April 20, 2004, Astro-Med, Inc. issued a press release in which it announced that the Board of Directors had declared a 10% stock dividend payable to shareholders of record as of May 4, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASTRO-MED, INC.
(Registrant)

Date: June 9, 2004	By	/s/ A.W. Ondis
A.W. Ondis, Chairman
(Principal Executive Officer)

Date: June 9, 2004	By	/s/ Joseph P. O’Connell
Vice President and Treasurer
(Principal Financial Officer)