Form 10-Q
period 2004-07-31
ASTRO MED INC /NEW/
filed 2004-09-07
CIK 8146

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2004

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

Common Stock, $.05 Par Value - 5,309,691 shares

(excluding treasury shares) as of August 20, 2004

ASTRO-MED, INC.

Part I. FINANCIAL INFORMATION

ASTRO-MED, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	July 31, 2004	January 31, 2004
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and Cash Equivalents	$5,729,959	$4,998,643
Securities Available for Sale	7,409,904	7,678,684
Accounts Receivable, Net	10,092,044	9,814,784
Inventories	9,235,239	9,110,167
Deferred Tax Assets	3,720,346	—
Prepaid Expenses and Other Current Assets	729,119	414,833

Total Current Assets	36,916,611	32,017,111

PROPERTY, PLANT AND EQUIPMENT	25,894,050	25,166,761
Less Accumulated Depreciation	(18,637,508)	(18,042,022)

	7,256,542	7,124,739

OTHER ASSETS
Goodwill	2,336,721	2,336,721
Amounts Due from Officers	480,314	480,314
Other	167,314	106,072

	$47,157,502	$42,064,957

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts Payable	$2,371,506	$2,156,896
Accrued Compensation	1,425,356	2,509,434
Accrued Expenses	3,548,187	2,817,118
Income Taxes Payable	253,594	34,380

Total Current Liabilities	7,598,643	7,517,828

DEFERRED TAX LIABILITIES	1,219,606	—

SHAREHOLDERS’ EQUITY
Preferred Stock, $10 Par Value, Authorized 100,000 Shares, None Issued	—	—
Common Stock, $.05 Par Value, Authorized 13,000,000 Shares, Issued, 6,281,386 and 5,716,061 Shares, respectively (Note 1)	314,069	285,803
Additional Paid-In Capital (Note 1)	15,780,131	8,336,806
Retained Earnings (Note 1)	28,245,716	31,703,077
Treasury Stock, at Cost, 971,695 and 969,695 Shares, respectively	(6,115,860)	(6,095,755)
Accumulated Other Comprehensive Income	115,197	317,198

	38,339,253	34,547,129

	$47,157,502	$42,064,957

ASTRO-MED, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three-Months Ended
	July 31, 2004	August 2, 2003
	(Unaudited)
Net Sales	$13,990,031	$14,023,364
Cost of Sales	8,070,197	8,206,989

Gross Profit	5,919,834	5,816,375

Costs and Expenses:
Selling, General and Administrative	4,036,545	3,932,498
Research and Development	966,139	906,754

	5,002,684	4,839,252

Operating Income	917,150	977,123

Other Income (Expense):
Investment Income	89,959	47,028
Other, Net	(65,725)	(13,987)

	24,234	33,041

Income Before Income Taxes	941,384	1,010,164
Income Tax Provision	(338,905)	(200,227)

Net Income	$602,479	$809,937

Net Income Per Common Share:
Basic	$0.11	$0.17
Diluted	$0.10	$0.16

Weighted Average Number of Common Shares Outstanding:
Basic	5,307,253	4,638,138
Diluted	5,817,430	5,031,628

Dividends Declared Per Common Share	$0.04	$0.04

ASTRO-MED, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Six-Months Ended
	July 31, 2004	August 2, 2003
	(Unaudited)
Net Sales	$28,232,298	$27,237,484
Cost of Sales	16,518,360	16,371,376

Gross Profit	11,713,938	10,866,108

Costs and Expenses:
Selling, General and Administrative	7,937,730	7,625,222
Research and Development	1,923,558	1,776,383

	9,861,288	9,401,605

Operating Income	1,852,650	1,464,503

Other Income (Expense):
Investment Income	198,609	94,964
Other, Net	(78,707)	(11,237)

	119,902	83,727

Income Before Income Taxes	1,972,552	1,548,230
Income Tax Benefit (Provision)	228,197	(232,234)

Net Income	$2,200,749	$1,315,996

Net Income Per Common Share:
Basic	$0.42	$0.28
Diluted	$0.38	$0.27

Weighted Average Number of Common Shares Outstanding:
Basic	5,276,321	4,658,105
Diluted	5,834,141	4,856,583

Dividends Declared Per Common Share	$0.08	$0.08

ASTRO-MED, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six-Months Ended
	July 31, 2004	August 2, 2003
	(Unaudited)
Cash Flows from Operating Activities:
Net Income	$2,200,749	$1,315,996
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	603,429	714,998
Deferred Income Taxes	(938,917)	—
Changes in Assets and Liabilities:
Accounts Receivable	(277,260)	(631,390)
Inventories	(261,355)	(803,614)
Other	118,975	87,135
Income Taxes Payable	219,214	181,356
Accounts Payable and Accrued Expenses	(490,999)	691,286

Total Adjustments	(1,026,913)	239,771

Net Cash Provided by Operating Activities	1,173,836	1,555,767

Cash Flows from Investing Activities:
Proceeds from Maturities of Securities Available for Sale	2,329,043	821,989
Purchases of Securities Available for Sale	(2,179,410)	(1,525,216)
Additions to Property, Plant and Equipment	(623,117)	(262,127)

Net Cash Used by Investing Activities	(473,484)	(965,354)

Cash Flows from Financing Activities:
Principal Payments on Capital Leases	—	(4,483)
Proceeds from Common Shares Issued Under Employee Benefit Plans and Exercises of Stock Options	453,066	266,992
Shares Repurchased	(20,105)	(235,146)
Dividends Paid	(401,997)	(339,131)

Net Cash Provided (Used) by Financing Activities	30,964	(311,768)

Net Increase in Cash and Cash Equivalents	731,316	278,645
Cash and Cash Equivalents, Beginning of Period.	4,998,643	3,217,035

Cash and Cash Equivalents, End of Period	$5,729,959	$3,495,680

Supplemental Disclosures of Cash Flow Information:
Cash Paid During the Period for:
Income Taxes	$66,835	$50,878
Non-cash Transfer from Retained Earnings to Capital Stock and Additional Paid in Capital Due to the Issuance of the 10% Stock Dividend	$5,245,927	$—

ASTRO-MED, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2004

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

(c) Net income per common share has been computed and presented pursuant to the provisions of Statement of Financial Accounting Standards No. 128, Earnings Per Share. Net income per share is based on the weighted average number of shares outstanding during the period. Net income per share assuming dilution is based on the weighted average number of shares and, if dilutive, common equivalent shares for stock options outstanding during the period.

	Three-Months Ended		Six-Months Ended
	July 31, 2004	August 2, 2003	July 31, 2004	August 2, 2003
Weighted Average Common Shares Outstanding – Basic	5,307,253	4,638,138	5,276,321	4,658,105
Diluted Effect of Options Outstanding	510,177	393,490	557,820	198,478

Weighted Average Common Shares Outstanding – Diluted	5,817,430	5,031,628	5,834,141	4,856,583

For the three-months ended July 31, 2004 and August 2, 2003, the diluted per share amounts do not reflect options outstanding of 252,450 and 889,130, respectively. These outstanding options were not included in the weighted average common shares outstanding because the exercise price of the option was greater than the average market price.

For the six-months ended July 31, 2004 and August 2, 2003, respectively, the diluted per share amounts do not reflect options outstanding of 252,450 and 1,121,725, respectively. These outstanding options were not included in the weighted average common shares outstanding because the exercise price of the option was greater than the average market price or their effect was anti-dilutive.

ASTRO-MED, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

July 31, 2004

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

	Three-Months Ended		Six-Months Ended
	July 31, 2004	August 2, 2003	July 31, 2004	August 2, 2003
Net Income
As Reported	$602,479	$809,937	$2,200,749	$1,315,996
Less: Total Stock-Based Employee Compensation Expense Determined Under Fair Value Based Method	71,982	60,324	81,579	83,274

Pro Forma	$530,497	$749,613	$2,119,170	$1,232,722

Net Income Per Share
As Reported, Basic	$0.11	$0.17	$0.42	$0.28
Pro Forma, Basic	$0.10	$0.16	$0.40	$0.26
As Reported, Diluted	$0.10	$0.16	$0.38	$0.27
Pro forma, Diluted	$0.09	$0.15	$0.36	$0.25

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

NOTE 2 – COMPREHENSIVE INCOME

The Company’s total comprehensive income is as follows:

	Three-Months Ended		Six-Months Ended
	July 31, 2004	August 2, 2003	July 31, 2004	August 2, 2003
Comprehensive Income:
Net Income	$602,479	$809,937	$2,200,749	$1,315,996
Other Comprehensive Income (Loss):
Foreign currency translation adjustments, net of tax	(61,010)	2,911	(133,706)	35,017
Unrealized gain (loss) in securities:
Unrealized holding gain (loss) arising during the period, net of tax	(52,175)	(2,728)	(68,295)	(1,875)
Reclassification adjustment for (gain) included in net income, net of tax	—	(797)	—	(797)

Other Comprehensive Income(Loss)	(113,185)	(614)	(202,001)	32,345

Comprehensive Income	$489,294	$809,323	$1,998,748	$1,348,341

ASTRO-MED, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

July 31, 2004

NOTE 3 – INVENTORIES

Inventories, net of reserves are stated at the lower of cost (first-in, first-out) or market and include material, labor and manufacturing overhead. The components of inventories were as follows:

	July 31, 2004	January 31, 2004
Raw Materials	$5,037,286	$4,775,796
Work-In-Process	1,107,543	734,374
Finished Goods	3,090,410	3,599,997

	$9,235,239	$9,110,167

NOTE 4 – INCOME TAXES

An income tax expense of $339,000 and $200,000 were recorded for the three-months ending July 31, 2004 and August 2, 2003, respectively. The effective tax rate for the three-months ending July 31, 2004 and August 2, 2003 were 36% and 20%, respectively. For the six-months ending July 31, 2004, a $228,000 income tax benefit was incurred as a result of the recording of 1) an income tax expense on the current year’s income of $711,000 which is equal to an effective rate of 36% and 2) a $939,000 one-time non-cash tax benefit recorded in the first quarter of the current fiscal year related to the release of the valuation allowance on the net deferred tax asset that was established in fiscal year 2003. In fiscal year 2003, as required by SFAS 109 “Accounting for Income Taxes”, the Company established a full valuation allowance on its net deferred tax asset as a result of the uncertainty as to whether these deferred tax assets would “more likely than not” be realized in the future. Based on the facts and circumstances at that time, it was determined that a full valuation allowance was required and it was stated that until an appropriate level of profitability could be sustained no tax benefits would be realized. As of the first quarter of fiscal year 2005, Management believes that an appropriate level of profitability has been established and maintained and it is more likely than not the deferred tax assets will be realized in the future. Management made this determination based on a review of the facts and circumstances as of May 1, 2004. This review consisted of an analysis of the Company’s performance, the market environment in which the Company currently operates, the length of carryforward periods, the existing sales backlog and the future sales projections.

For the six months ending August 2, 2003, an income tax expense of $232,000 was recorded which equaled a 15% effective tax rate. The effective tax rate for the six-months ending August 2, 2003 reflected the favorable impact of the net operating loss carryforward and the utilization of certain other deferred tax assets which were fully reserved. The effective income tax rates used in the interim condensed financial statements are estimates of the full year’s rates.

ASTRO-MED, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

July 31, 2004

NOTE 5 – SEGMENT INFORMATION

Summarized below are the sales and segment operating profit for each reporting segment for three-months ended July 31, 2004 and August 2, 2003:

	Sales		Segment Operating Profit
	July 31, 2004	August 2, 2003	July 31, 2004	August 2, 2003
T&M	$2,639,000	$3,120,000	$242,000	$333,000
QLS	7,271,000	6,104,000	1,085,000	718,000
G-T	4,080,000	4,799,000	322,000	612,000

Total	$13,990,000	$14,023,000	1,649,000	1,663,000

Corporate Expenses			732,000	686,000

Operating Income			917,000	977,000
Other Income Net			24,000	33,000

Income Before Income Taxes			941,000	1,010,000
Income Tax Provision			(339,000)	(200,000)

Net Income			$602,000	$810,000

Summarized below are the sales and segment operating profit (loss) for each reporting segment for the six-months ended July 31, 2004 and August 2, 2003:

	Sales		Segment Operating Profit (Loss)
	July 31, 2004	August 2, 2003	July 31, 2004	August 2, 2003
T&M	$5,581,000	$5,064,000	$317,000	$(31,000)
QLS	14,203,000	12,114,000	1,869,000	1,335,000
G-T	8,448,000	10,059,000	1,044,000	1,573,000

Total	$28,232,000	$27,237,000	3,230,000	2,877,000

Corporate Expenses			1,377,000	1,413,000

Operating Income			1,853,000	1,464,000
Other Income, Net			120,000	84,000

Income Before Income Taxes.			1,973,000	1,548,000
Income Tax Benefit (Provision)			228,000	(232,000)

Net Income			$2,201,000	$1,316,000

ASTRO-MED, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 6 – PRODUCT WARRANTY LIABILITY

Changes in the Company’s product warranty liability during the period ending July 31, 2004 and August 2, 2003, respectively are as follows:

	July 31, 2004	August 2, 2003
Balance, beginning of the period	$176,000	$170,000
Warranties issued during the period	252,723	163,596
Settlements made during the period	(222,723)	(163,930)

Balance, end of the period	$206,000	$169,666

ASTRO-MED, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Business Overview

This section should be read in conjunction with the Condensed Consolidated Financial Statements of the Company included elsewhere herein and the Company’s January 31, 2004 Form 10-K.

Astro-Med, Inc. is a multi-national enterprise, which designs, develops, manufactures, distributes and services a broad range of products that acquire, store, analyze and present data in multiple formats. The Company organizes its structure around a core set of competencies, including research and development, manufacturing, service, marketing and distribution. It markets and sells its products and services through the following three business segments:

Test and Measurement Product Group (T&M) represents a suite of telemetry recorder products sold to the aerospace and defense industries, as well as portable data acquisition recorders, which offer diagnostic and test functions to a wide range of manufacturers, including paper, energy, automotive and steel fabrication.

QuickLabel Systems Product Group (QLS) offers hardware, software and media products that create digital images, store the images and present the images in color or non-color formats on a broad range of media substrates.

Grass-Telefactor Product Group (G-T) encompasses diagnostic and monitoring products that serve the clinical neurophysiology markets as well as a range of biomedical instrumentation products and supplies focused on the life sciences markets.

The Company markets and sells its products and services globally through a diverse distribution structure of sales personnel, manufacturing representatives and dealers that deliver a full complement of branded products and services to customers in several markets.

In the first six-months of fiscal year 2005, the Company’s sales grew 4% from last year. The growth was dominated by shipments in QLS and T&M product groups where sales increments of 17% and 10% respectively were realized. Our Grass-Telefactor sales volume declined 16% during this time frame. QuickLabel’s customers continued to respond positively to color printer systems as an effective solution to product identification, product control (barcode) and product promotion (color) needs. The T&M product group’s strong sales performance is a result of the increased demand for the Portable Dash 18 and 8x Data Recorders. The Grass-Telefactor product group sales were impacted by the cyclical Long-term Epilepsy Monitoring (LTM) sales, and seasonal delays of clinical and research product purchases in the 2nd quarter of the current fiscal year.

Results of Operations

Three-Months Ending July 31, 2004 vs. Three-Months Ending August 2, 2003

	July 31, 2004	Sales as a % of Total Sales	August 2, 2003	Sales as a % of Total Sales	% Increase (Decrease) Over Prior Year
T&M	$2,639,000	18.9%	$3,120,000	22.2%	(15.4)%
QuickLabel	7,271,000	52.0%	6,104,000	43.5%	19.1%
G-T	4,080,000	29.1%	4,799,000	34.3%	(15.0)%

Total	$13,990,000	100.0%	$14,023,000	100.0%	(0.2)%

ASTRO-MED, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Results of Operations (continued):

Three-Months Ending July 31, 2004 vs. Three-Months Ending August 2, 2003

Sales in the quarter were $13,990,000, approximately flat with the prior year’s second quarter sales of $14,023,000. Hardware and software system sales decreased 7% over the prior year’s second quarter. Supplies and media sales increased 10% over the prior year. Domestic sales were $9,804,000, up less than 1% from $9,729,000 for the second quarter of the prior fiscal year. Sales through the Company’s international channels were $4,186,000, down 3% over previous the year’s second quarter sales of $4,294,000.

Gross profit dollars were $5,920,000 which generated a margin yield of 42.3% for the quarter as compared to a margin yield in last year’s second quarter of 41.5%. The higher gross profit percentage in the second quarter can be attributed to the better margins in the QuickLabel product group resulting from product mix and the completion and delivery of a non-recurring engineering development contract.

Operating expenses in the quarter were $5,003,000. Selling and general administrative (SGA) spending increased 3% from last year to $4,037,000. Research & Development spending increased 7% from last year to $966,000. The increase in research & development spending can be attributed to an increase in personnel.

An income tax expense of $339,000 and $200,000 was recorded for the three-months ending July 31, 2004 and August 2, 2003, respectively. The effective tax rate for the three-months ending July 31, 2004 and August 2, 2003 was 36% and 20%, respectively. The effective tax rate for the three-months ending August 2, 2003 reflected the favorable impact of a net operating loss carryforward and the utilization of certain other deferred tax assets which were fully reserved.

The Company reports three reporting segments consistent with its sales product groups: Test & Measurement (T&M), QuickLabel Systems (QLS) and Grass-Telefactor (G-T). The Company evaluates segment performance based on the segment profit (loss) before corporate and financial administration expenses.

Summarized below are the sales and segment operating profit for each reporting segment for three-months ended July 31, 2004 and August 2, 2003:

	Sales		Segment Operating Profit
	July 31, 2004	August 2, 2003	July 31, 2004	August 2, 2003
T&M	$2,639,000	$3,120,000	$242,000	$333,000
QLS	7,271,000	6,104,000	1,085,000	718,000
G-T	4,080,000	4,799,000	322,000	612,000

Total	$13,990,000	$14,023,000	1,649,000	1,663,000

Corporate Expenses			732,000	686,000

Operating Income			917,000	977,000
Other Income, Net			24,000	33,000

Income Before Income Taxes			941,000	1,010,000
Income Tax Provision			(339,000)	(200,000)

Net Income			$602,000	$810,000

T&M’s sales were $2,639,000, down 15% from the $3,120,000 in the second quarter of the previous year. This decrease in T&M’s sales can be attributed to delays in Everest Telemetry Workstation orders tempered by an increase in Dash 18 and Dash 8X Recorder sales. T&M’s segment profit margin declined to 9% in the quarter from 11% in the previous year as result of the leverage lost on the previous year’s higher sales.

ASTRO-MED, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Results of Operations (continued):

Three-Months Ending July 31, 2004 vs. Three-Months Ending August 2, 2003

QLS’s sales increased to $7,271,000, a 19% increase over the $6,104,000 of sales reported in the second quarter of the previous year. Printer and media sales increased 34% and 12%, respectively. Excluding the impact of a non-recurring engineering development contract, printer sales increased 18%. This increase in QLS’s printer sales can be attributed to the sales generated from the 4100Xe and the 8100Xe printers. QLS’s second quarter segment operating profit margin improved to 15% up from 12% in the previous year. The increase in margin is attributed to the higher sales volume, the non-recurring engineering development contract and lower manufacturing costs.

G-T sales in the quarter were $4,080,000, down 15% from $4,799,000 reported in the second quarter of the previous year. The lower sales are traceable to lower Long-term Epilepsy Monitoring (LTM) sales, as well as clinical and research instrumentation product sales. The G-T segment operating profit margin decreased to 8% in the second quarter from 13% in the previous year. The decrease can be attributed to the lower sales.

Six-Months Ending July 31, 2004 vs. Six-Months Ending August 2, 2003

	July 31, 2004	Sales as a % of Total Sales	August 2, 2003	Sales as a % of Total Sales	% Increase (Decrease) Over Prior Year
T&M	$5,581,000	19.8%	$5,064,000	18.6%	10.2%
QuickLabel	14,203,000	50.3%	12,114,000	44.5%	17.2%
G-T	8,448,000	29.9%	10,059,000	36.9%	(16.0)%

Total	$28,232,000	100.0%	$27,237,000	100.0%	3.7%

Sales for the first six-months of the current year were $28,232,000, a 4% increase over the $27,237,000 from the first six-months of the prior year. Hardware and software system sales were flat with the prior year. Supplies and media sales increased 9% over the prior year. Domestic sales were $19,684,000, up 3% from $19,090,000 for the six-months of the prior fiscal year. Sales through the Company’s international channels were $8,548,000, up 5% over previous year’s six-months sales of $8,147,000. Excluding the favorable impact of foreign exchange rates, international sales were flat with the prior year.

Gross profit dollars were $11,714,000, which generated a margin yield of 41.5% for the six-months of the current year as compared to a margin yield for the first six-months of last year of 39.9%. The higher margin percentage for the first six-months of this year can be attributed to the change in sales mix and the completion and delivery on a non-recurring engineering development contract and lower manufacturing costs.

Operating expenses for the six-months were $9,861,000. Selling and general administrative spending was up 4% from last year to $7,938,000. The increase in selling and general administrative spending can be attributed to the increase in personnel costs and increases in advertising and tradeshow expenses.

Research and development funding increased 8% from the prior year to $1,924,000. This increase can be attributed primarily to the increase in personnel costs.

ASTRO-MED, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Results of Operations (continued):

Six-Months Ending July 31, 2004 vs. Six-Months Ending August 2, 2003

For the six-months ending July 31, 2004, a $228,000 income tax benefit was incurred as a result of 1) an income tax expense on the current year’s income of $711,000 which is equal to an effective rate of 36% and 2) a $939,000 one-time non-cash tax benefit recorded in the first quarter of the current fiscal year related to the release of the valuation allowance on the net deferred tax asset that was established in fiscal year 2003. In fiscal year 2003, as required by SFAS 109 “Accounting for Income Taxes”, the Company established a full valuation allowance on its net deferred tax asset as a result of the uncertainty as to whether these deferred tax assets would “more likely than not” be realized in the future. Based on the facts and circumstances at that time, it was determined that a full valuation allowance was required and it was stated that until an appropriate level of profitability could be sustained no tax benefits would be realized. As of the first quarter of fiscal year 2005, Management believes that an appropriate level of profitability has been established and maintained and it is more likely than not the deferred tax assets will be realized in the future. Management made this determination based on a review of the facts and circumstances as of May 1, 2004. This review consisted of an analysis of the Company’s performance, the market environment in which the Company currently operates, the length of carryforward periods, the existing sales backlog and the future sales projections.

For the six months ending August 2, 2003, an income tax expense of $232,000 was recorded which equaled a 15% effective tax rate. The effective tax rate for the six-months ending August 2, 2003 reflected the favorable impact of the net operating loss carryforward and the utilization of certain other deferred tax assets which were fully reserved. The effective income tax rates used in the interim condensed financial statements are estimates of the full year’s rates.

The Company reports three reporting segments consistent with its sales product groups: Test & Measurement (T&M); QuickLabel Systems (QLS) and Grass-Telefactor (G-T). The Company evaluates segment performance based on the segment profit (loss) before corporate and financial administration expenses.

Summarized below are the sales and segment operating profit (loss) for each reporting segment for the six-months ended July 31, 2004 and August 2, 2003:

	Sales		Segment Operating Profit (Loss)
	July 31, 2004	August 2, 2003	July 31, 2004	August 2, 2003
T&M	$5,581,000	$5,064,000	$317,000	$(31,000)
QLS	14,203,000	12,114,000	1,869,000	1,335,000
G-T	8,448,000	10,059,000	1,044,000	1,573,000

Total	$28,232,000	$27,237,000	3,230,000	2,877,000

Corporate Expenses			1,377,000	1,413,000

Operating Income			1,853,000	1,464,000
Other Income, Net			120,000	84,000

Income Before Income Taxes.			1,973,000	1,548,000
Income Tax Benefit (Provision)			228,000	(232,000)

Net Income			$2,201,000	$1,316,000

ASTRO-MED, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Results of Operations (continued):

Six-Months Ending July 31, 2004 vs. Six-Months Ending August 2, 2003 (Continued)

T&M’s product sales were $5,581,000, up 10% from the $5,064,000 in the first six-months of the previous year. This increase in T&M’s sales can be attributed to an increase Dash 18 and Dash 8X Recorder sales. For the six-months ending July 31, 2004 Everest Telemetry Workstation sales were essentially flat with the prior year. T&M’s segment profit (loss) margin increased to a profit of 6% in the period from a (loss) of (1)% in the previous year. The increase in T&M’s margin is attributed to the higher sales and better manufacturing overhead absorption.

QLS’s sales increased to $14,203,000, a 17% increase over the $12,114,000, of sales reported in the first six-months of the previous year. This increase is attributed to a 27% growth in printer sales and a 13% increase in media sales. Excluding the impact of the non-recurring engineering contract revenue recorded in the second quarter printer sales for the six-months ending July 31, 2004 increased 19%. The increase in printer sales can be attributed primarily to the increased sales of the 4100Xe and 8100Xe printers. QLS’s segment profit margin increased to 13% in the first six-months, up from 11% from the previous year. The increase in margin is primarily attributed to the higher sales volume and the change in sales mix within the group.

G-T sales decreased to $8,448,000, down 16% from $10,059,000 reported in the first six-months of the previous year. The lower sales are traceable to the lower Long-term Epilepsy Monitoring (LTM), PSG (sleep monitoring) and research instrumentation product sales. The G-T segment operating profit margin declined to 12% for the first six-months of this year from 16% in the previous year. The decline in margin is attributed to the lower sales volume.

Financial Condition:

The Company’s Statements of Cash Flows for the six-months ending July 31, 2004 and August 2, 2003 are included on page 6. Net cash flow provided by operating activities for the six-months ending July 31, 2004 and August 2, 2003 were $1,174,000 and $1,556,000 respectively. The decline in the cash flow between these periods can be primarily attributed to the payment of bonuses and commissions in the six–months ending July 31, 2004 that pertains to fiscal year 2004.

Cash and securities available for sale at the end of the second quarter totaled $13,140,000, up from $12,677,000 at year-end. The accounts receivable collection cycle slowed by three days to 60 net days sales outstanding at the end of the quarter as compared to the 57 net days outstanding at year-end. Inventory increased to $9,235,000 from year-end. Inventory turns remained at 3.0 times consistent with year-end.

Capital expenditures were $623,000 for the six-months ended July 31, 2004 as the Company purchased machinery and equipment, information technology hardware and software and tools and dies.

The Company paid cash dividends for the six-months ending July 31, 2004 of $402,000 or $0.08 per common share. On April 19, 2004, the Company declared a 10% stock dividend to shareholders and distributed the shares on May 26, 2004.

In the second quarter, the Company received $453,000 from the exercise of stock options and other employee stock benefit purchases.

In the second quarter ending July 31, 2004, the Company repurchased shares of its common stock at a cost of $20,100. As of July 31, 2004, the Company had Board authorization to acquire an additional 216,600 common stock shares, which was increased to 600,000 shares on August 16, 2004.

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

Item 3. Quantitative and Qualitative Disclosure about Market Risk

The Company’s exposure to market risk has not changed materially from its exposure at January 31, 2004 as set forth in Item 7A in its Form 10K for the fiscal year ended January 31, 2004.

Item 4. Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the Exchange Act), the Company conducted an evaluation under the supervision and with the participation of the Company’s management, including the Chairman of the Board (serving as the principal executive officer) and the Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chairman of the Board and the Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all information required to be disclosed in reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. There was no significant change in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 4. Results of Votes of Security Holders

An Annual Meeting of Shareholders of the registrant was held May 11, 2004.

In an uncontested election, nominees for directors were elected by the following votes:

Name of Nominee for Director	Votes For	Votes Withheld
Albert W. Ondis	4,372,743	52,738
Everett V. Pizzuti	4,380,686	44,795
Jacques V. Hopkins	4,314,996	110,485
Hermann Viets	4,317,421	108,060
Graeme MacLetchie	4,317,421	108,060

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits:

The following exhibits are filed as part of this report on Form 10-Q:

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)

32.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b) and 18 U.S.C. 1350

32.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b) and 18 U.S.C. 1350

(b)	Reports on Form 8-K:

Current Report on Form 8-K dated May 24, 2004, indicating that a press release which disclosed unaudited financial information related to fiscal 2005 first quarter earnings.

Current Report on Form 8-K dated On May 26, 2004, indicating that a press release in which it commented on its recent share price decline and affirmed its share buyback program.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASTRO-MED, INC.
(Registrant)

Date: September 7, 2004	By	/s/ A. W. Ondis
A. W. Ondis, Chairman
(Principal Executive Officer)

Date: September 7, 2004	By	/s/ Joseph P. O’Connell
Joseph P. O’Connell,
Vice President and Treasurer
(Principal Financial Officer)