Form 10-Q
period 2004-10-30
ASTRO MED INC /NEW/
filed 2004-12-10
CIK 8146

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 30, 2004

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

Common Stock, $.05 Par Value – 5,298,639 shares (excluding treasury shares) as of December 6, 2004

ASTRO-MED, INC.

Part I. FINANCIAL INFORMATION

ASTRO-MED, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	October 30, 2004	January 31, 2004
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and Cash Equivalents	$6,080,350	$4,998,643
Securities Available for Sale	7,518,276	7,678,684
Accounts Receivable, Net	9,108,048	9,814,784
Inventories	9,211,843	9,110,167
Deferred Tax Assets	3,720,346	—
Prepaid Expenses and Other Current Assets	874,122	414,833

Total Current Assets	36,512,985	32,017,111

PROPERTY, PLANT AND EQUIPMENT	26,382,092	25,166,761
Less Accumulated Depreciation	(19,041,677)	(18,042,022)

	7,340,415	7,124,739

OTHER ASSETS
Goodwill	2,336,721	2,336,721
Amounts Due from Officers	480,314	480,314
Other	169,761	106,072

	$46,840,196	$42,064,957

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts Payable	$2,210,702	$2,156,896
Accrued Compensation	1,392,070	2,509,434
Accrued Expenses	3,404,493	2,817,118
Income Taxes Payable	197,264	34,380

Total Current Liabilities	7,204,529	7,517,828

DEFERRED TAX LIABILITIES	1,338,954	—

SHAREHOLDERS’ EQUITY
Preferred Stock, $10 Par Value, Authorized 100,000 Shares, None Issued	—	—
Common Stock, $.05 Par Value, Authorized 13,000,000 Shares, Issued, 6,298,051 and 5,716,061 Shares, respectively (Note 1)	314,910	285,803
Additional Paid-In Capital (Note 1)	15,847,494	8,336,806
Retained Earnings (Note 1)	28,085,665	31,703,077
Treasury Stock, at Cost, 976,695 and 969,695 Shares, respectively	(6,163,164)	(6,095,755)
Accumulated Other Comprehensive Income	211,808	317,198

	38,296,713	34,547,129

	$46,840,196	$42,064,957

ASTRO-MED, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three-Months Ended
	October 30, 2004	November 1, 2003
	(Unaudited)
Net Sales	$13,246,011	$14,385,987
Cost of Sales	8,094,097	8,459,608

Gross Profit	5,151,914	5,926,379

Costs and Expenses:
Selling, General and Administrative	4,075,779	3,912,614
Research and Development	1,069,344	954,997

	5,145,123	4,867,611

Operating Income	6,791	1,058,768

Other Income (Expense):
Investment Income	115,503	38,597
Other, Net	(40,351)	(37,841)

	75,152	756

Income Before Income Taxes	81,943	1,059,524
Income Tax Provision	(29,497)	(158,929)

Net Income	$52,446	$900,595

Net Income Per Common Share:
Basic	$.01	$0.18
Diluted	$.01	$0.16

Weighted Average Number of Common Shares Outstanding:
Basic	5,311,738	4,878,698
Diluted	5,770,227	5,685,307

Dividends Declared Per Common Share	$.04	$.04

ASTRO-MED, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Nine-Months Ended
	October 30, 2004	November 1, 2003
	(Unaudited)
Net Sales	$41,478,310	$41,623,471
Cost of Sales	24,612,457	24,830,984

Gross Profit	16,865,853	16,792,487

Costs and Expenses:
Selling, General and Administrative	12,013,507	11,537,837
Research and Development	2,992,905	2,731,379

	15,006,412	14,269,216

Operating Income	1,859,441	2,523,271

Other Income (Expense):
Investment Income	314,112	133,232
Other, Net	(119,058)	(48,749)

	195,054	84,483

Income Before Income Taxes	2,054,495	2,607,754
Income Tax Benefit (Provision)	198,700	(391,163)

Net Income	$2,253,195	$2,216,591

Net Income Per Common Share:
Basic	$0.43	$0.47
Diluted	$0.39	$0.43

Weighted Average Number of Common Shares Outstanding:
Basic	5,288,064	4,731,636
Diluted	5,812,773	5,132,824

Dividends Declared Per Common Share	$0.12	$0.12

ASTRO-MED, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine-Months Ended
	October 30, 2004	November 1, 2003
	(Unaudited)
Cash Flows from Operating Activities:
Net Income	$2,253,195	$2,216,591
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	950,623	971,975
Deferred Income Taxes	(938,917)	—
Changes in Assets and Liabilities:
Accounts Receivable	706,736	(1,620,987)
Inventories	(373,652)	(432,198)
Other	147,072	275,410
Income Taxes Payable	162,884	122,693
Accounts Payable and Accrued Expenses	(828,783)	507,839

Total Adjustments	(174,037)	(175,268)

Net Cash Provided by Operating Activities	2,079,158	2,041,323

Cash Flows from Investing Activities:
Proceeds from Maturities of Securities Available for Sale	2,774,655	1,573,173
Purchases of Securities Available for Sale	(2,712,310)	(3,086,154)
Additions to Property, Plant and Equipment	(899,223)	(416,450)

Net Cash Used by Investing Activities	(836,878)	(1,929,431)

Cash Flows from Financing Activities:
Principal Payments on Capital Leases	—	(4,483)
Proceeds from Common Shares Issued Under Employee Benefit Plans and Exercises of Stock Options	521,311	1,884,269
Shares Repurchased	(67,409)	(235,146)
Dividends Paid	(614,475)	(516,528)

Net Cash Provided (Used) by Financing Activities	(160,573)	1,128,112

Net Increase in Cash and Cash Equivalents	1,081,707	1,240,004
Cash and Cash Equivalents, Beginning of Period.	4,998,643	3,217,035

Cash and Cash Equivalents, End of Period	$6,080,350	$4,457,039

Supplemental Disclosures of Cash Flow Information:
Cash Paid During the Period for:
Income Taxes	$162,732	$268,470
Non-cash Transfer from Retained Earnings to Capital Stock and Additional Paid in Capital Due to the Issuance of the 10% Stock Dividend	$5,256,132	$—

ASTRO-MED, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

October 30, 2004

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

(b) 10% Stock Dividend: On April 19, 2004, the Company declared a 10% stock dividend to shareholders of record on May 4, 2004 that was distributed to shareholders on May 26, 2004. An amount equal to the fair value of the additional shares was transferred from Retained Earnings to Additional Paid in Capital and Common Stock as of the declaration date. All income per share and weighted average share amounts for all periods have been restated to reflect the impact of the 10% stock dividend.

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

	Three-Months Ended		Nine-Months Ended
	October 30, 2004	November 1, 2003	October 30, 2004	November 1, 2003
Weighted Average Common Shares Outstanding – Basic	5,311,738	4,878,698	5,288,064	4,731,636
Diluted Effect of Options Outstanding	458,489	806,609	524,709	401,188

Weighted Average Common Shares Outstanding – Diluted	5,770,227	5,685,307	5,812,773	5,132,824

For the three-months ended October 30, 2004, the diluted per share amounts do not reflect options outstanding of 251,350. These outstanding options were not included in the weighted average common shares outstanding because the exercise price of the option was greater than the average market price. For the three-months ended November 1, 2003, all options outstanding were reflected in the per share amounts.

For the nine-months ended October 30, 2004 and November 1, 2003, respectively, the diluted per share amounts do not reflect options outstanding of 251,350 and 880,030, respectively. These outstanding options were not included in the weighted average common shares outstanding because the exercise price of the option was greater than the average market price or their effect was anti-dilutive.

ASTRO-MED, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

October 30, 2004

We follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related Interpretations in accounting for our stock-based compensation plans and we have elected to continue to use the intrinsic value-based method to account for stock option grants. We have adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 148, “ Accounting for Stock-Based Compensation – Transition and Disclosure,” an amendment of Statement of Financial Accounting Standards No. 123. Accordingly, no compensation expense has been recognized for our stock-based compensation plans.

	Three-Months Ended		Nine-Months Ended
	October 30, 2004	November 1, 2003	October 30, 2004	November 1, 2003
Net Income
As Reported	$52,446	$900,595	$2,253,195	$2,216,591
Less: Total Stock-Based Employee Compensation Expense Determined Under Fair Value Based Method	71,982	57,485	153,561	140,759

Pro Forma	$(19,536)	$843,110	$2,099,634	$2,075,832

Net Income Per Share
As Reported, Basic	$0.01	$0.18	$0.43	$0.47
Pro Forma, Basic	$—	$0.17	$0.40	$0.44
As Reported, Diluted	$0.01	$0.16	$0.39	$0.43
Pro forma, Diluted	$—	$0.15	$0.36	$0.40

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

NOTE 2 – COMPREHENSIVE INCOME

The Company’s total comprehensive income is as follows:

	Three-Months Ended		Nine-Months Ended
	October 30, 2004	November 1, 2003	October 30, 2004	November 1, 2003
Comprehensive Income:
Net Income	$52,446	$900,595	$2,253,195	$2,216,591
Other Comprehensive Income (Loss):
Foreign currency translation adjustments, net of tax	81,588	101,102	(52,118)	136,119
Unrealized gain (loss) in securities:
Unrealized holding gain (loss) arising during the period, net of tax	15,023	(24,199)	(53,272)	(26,871)

Other Comprehensive Income (Loss)	96,611	76,903	(105,390)	109,248

Comprehensive Income	$149,057	$977,498	$2,147,805	$2,325,839

ASTRO-MED, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

October 30, 2004

NOTE 3 – INVENTORIES

Inventories, net of reserves are stated at the lower of cost (first-in, first-out) or market and include material, labor and manufacturing overhead. The components of inventories were as follows:

	October 30, 2004	January 31, 2004
Raw Materials	$5,187,435	$4,775,796
Work-In-Process	1,209,853	734,374
Finished Goods	2,814,555	3,599,997

	$9,211,843	$9,110,167

NOTE 4 – INCOME TAXES

An income tax expense of $29,000 and $159,000 were recorded for the three-months ending October 30, 2004 and November 1, 2003, respectively. The effective tax rate for the three-months ending October 30, 2004 and November 1, 2003 were 36% and 15%, respectively. For the nine-months ending October 30, 2004, a $199,000 income tax benefit was incurred as a result of the recording of 1) an income tax expense on the current year’s income of $740,000 which is equal to an effective rate of 36% and 2) a $939,000 one-time non-cash tax benefit recorded in the first quarter of the current fiscal year related to the release of the valuation allowance on the net deferred tax asset that was established in fiscal year 2003. In fiscal year 2003, as required by SFAS 109 “Accounting for Income Taxes”, the Company established a full valuation allowance on its net deferred tax asset as a result of the uncertainty as to whether these deferred tax assets would “more likely than not” be realized in the future. Based on the facts and circumstances at that time, it was determined that a full valuation allowance was required and it was stated that until an appropriate level of profitability could be sustained no tax benefits would be realized. As of the first quarter of fiscal year 2005, Management believes that an appropriate level of profitability has been established and maintained and it is more likely than not the deferred tax assets will be realized in the future. Management made this determination based on a review of the facts and circumstances as of May 1, 2004. This review consisted of an analysis of the Company’s performance, the market environment in which the Company currently operates, the length of carryforward periods, the existing sales backlog and the future sales projections.

For the nine months ending November 1, 2003, an income tax expense of $391,000 was recorded which equaled a 15% effective tax rate. The effective tax rate for the nine-months ending November 1, 2003 reflected the favorable impact of the net operating loss carryforward and the utilization of certain other deferred tax assets which were fully reserved. The effective income tax rates used in the interim condensed financial statements are estimates of the full year’s rates.

ASTRO-MED, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

October 30, 2004

NOTE 5 – SEGMENT INFORMATION

Summarized below are the sales and segment operating profit for each reporting segment for three-months ended October 30, 2004 and November 1, 2003:

	Sales		Segment Operating Profit
	October 30, 2004	November 1, 2003	October 30, 2004	November 1, 2003
T&M	$2,554,000	$3,380,000	$(276,000)	$512,000
QLS	6,931,000	6,210,000	691,000	567,000
G-T	3,761,000	4,796,000	242,000	705,000

Total	$13,246,000	$14,386,000	657,000	1,784,000

Corporate Expenses			651,000	725,000

Operating Income			6,000	1,059,000
Other Income Net			75,000	1,000

Income Before Income Taxes			81,000	1,060,000
Income Tax Provision			29,000	159,000

Net Income			$52,000	$901,000

Summarized below are the sales and segment operating profit (loss) for each reporting segment for the nine-months ended October 30, 2004 and November 1, 2003:

	Sales		Segment Operating Profit (Loss)
	October 30, 2004	November 1, 2003	October 30, 2004	November 1 2003
T&M	$8,135,000	$8,443,000	$(65,000)	$478,000
QLS	21,132,000	18,325,000	2,711,000	1,903,000
G-T	12,211,000	14,855,000	1,321,000	2,277,000

Total	$41,478,000	$41,623,000	3,967,000	4,658,000

Corporate Expenses			2,108,000	2,135,000

Operating Income			1,859,000	2,523,000
Other Income, Net			195,000	85,000

Income Before Income Taxes.			2,054,000	2,608,000
Income Tax Benefit (Provision)			199,000	(391,000)

Net Income			$2,253,000	$2,217,000

ASTRO-MED, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 6 – PRODUCT WARRANTY LIABILITY

Changes in the Company’s product warranty liability during the period ending October 30, 2004 and November 1, 2003, respectively are as follows:

	October 30, 2004	November 1, 2003
Balance, beginning of the period	$176,000	$170,000
Warranties issued during the period	389,000	214,000
Settlements made during the period	(339,000)	(214,000)

Balance, end of the period	$226,000	$170,000

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

In the first nine-months of fiscal year 2005, the Company’s sales were approximately flat with last year. The T&M product group’s sales decline is a result of declining Everest sales resulting from the shift in defense spending from research to armaments. QuickLabel’s customers continued to respond positively to color printer systems as an effective solution to product identification, product control (barcode) and product promotion (color) needs. The Grass-Telefactor product group sales were impacted by seasonal delays of clinical and research product purchases in the third quarter of the current fiscal year.

Results of Operations

Three-Months Ending October 30, 2004 vs. Three-Months Ending November 1, 2003

	October 30, 2004	Sales as a % of Total Sales	November 1, 2003	Sales as a % of Total Sales	% Increase (Decrease) Over Prior Year
T&M	$2,554,000	19.2%	$3,380,000	23.4%	(24.4)%
QuickLabel	6,931,000	52.3%	6,210,000	43.1%	11.6%
G-T	3,761,000	28.5%	4,796,000	33.5%	(21.5)%

Total	$13,246,000	100.0%	$14,386,000	100.0%	(7.9)%

ASTRO-MED, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Results of Operations (continued):

Three-Months Ending October 30, 2004 vs. Three-Months Ending November 1, 2003

Sales in the quarter were $13,246,000, down approximately 8% from the prior year’s third quarter sales of $14,386,000. Domestic sales were $9,459,000, down 12% from $10,719,000 for the third quarter of the prior fiscal year. Sales through the Company’s international channels were $3,786,000, up 3% over previous the year’s third quarter sales of $3,669,000 and related primarily to the change in foreign exchange rates.

Gross profit dollars were $5,152,000 which generated a margin yield of 38.8% for the quarter as compared to a margin yield in last year’s third quarter of 41.1%. This quarter’s decline in the gross profit percentage can be attributed to product mix and lower manufacturing absorption rates.

Operating expenses in the quarter were $5,145,000. Selling and general administrative (SGA) spending increased 4% from last year to $4,076,000 as a result of increased personnel costs from the addition of field sales staff and foreign exchange conversion rates. Research & Development spending increased 12% from last year to $1,069,000. The increase in research & development spending can be attributed to an increase in personnel and project spending.

An income tax expense of $29,000 and $159,000 was recorded for the three-months ending October 30, 2004 and November 1, 2003, respectively. The effective tax rate for the three-months ending October 30, 2004 and November 1, 2003 was 36% and 15%, respectively. The effective tax rate for the three-months ending November 1, 2003 reflected the favorable impact of a net operating loss carryforward and the utilization of certain other deferred tax assets which were fully reserved.

The Company reports three reporting segments consistent with its sales product groups: Test & Measurement (T&M), QuickLabel Systems (QLS) and Grass-Telefactor (G-T). The Company evaluates segment performance based on the segment profit (loss) before corporate and financial administration expenses.

Summarized below are the sales and segment operating profit for each reporting segment for three-months ended October 30, 2004 and November 1, 2003:

	Sales		Segment Operating Profit
	October 30, 2004	November 1, 2003	October 30, 2004	November 1, 2003
T&M	$2,554,000	$3,380,000	$(276,000)	$512,000
QLS	6,931,000	6,210,000	691,000	567,000
G-T	3,761,000	4,796,000	242,000	705,000

Total	$13,246,000	$14,386,000	657,000	1,784,000

Corporate Expenses			651,000	725,000

Operating Income			6,000	1,059,000
Other Income, Net			75,000	1,000

Income Before Income Taxes			81,000	1,060,000
Income Tax Provision			29,000	159,000

Net Income			$52,000	$901,000

T&M’s sales were $2,554,000, down 24% from the $3,380,000 in the third quarter of the previous year. This decrease in T&M’s sales can be attributed to delays in Everest Telemetry Workstation orders tempered by increases in Dash 18 and Dash 8X Recorder sales. T&M’s segment operating profit declined from the previous year as result of lower gross profit margins due to sales mix and under absorption rates in manufacturing.

ASTRO-MED, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Results of Operations (continued):

Three-Months Ending October 30, 2004 vs. Three-Months Ending November 1, 2003

QLS’s sales increased to $6,931,000, a 12% increase over the $6,210,000 of sales reported in the third quarter of the previous year. Printer and media sales increased 5% and 15%, respectively. However, growth through the domestic channels was up 17% and 13%, respectively. This increase in QLS’s printer sales can be attributed to the sales generated from the 4100Xe and the 8100Xe printers. QLS’s third quarter segment operating profit margin improved to 10% up from 9% in the previous year. The increase in margin is attributed to the higher sales volume and lower manufacturing costs.

G-T sales in the quarter were $3,761,000, down 21% from $4,796,000 reported in the third quarter of the previous year. The lower sales are traceable to lower Long-term Epilepsy Monitoring (LTM) sales, as well as other clinical and research instrumentation product sales. However, this segment’s Comet EEG and PSG products, as well as Auro EEG products all reported sales growth. The G-T segment operating profit margin decreased to 6% in the third quarter from 14% in the previous year. The decrease can be attributed to the lower sales.

Nine-Months Ending October 30, 2004 vs. Nine-Months Ending November 1, 2003

	October 30, 2004	Sales as a % of Total Sales	November 1, 2003	Sales as a% of Total Sales	% Increase (Decrease) Over Prior Year
T&M	$8,135,000	19.6%	$8,443,000	20.2%	(3.6)%
QuickLabel	21,132,000	50.9%	18,325,000	44.0%	15.3%
G-T	12,211,000	29.5%	14,855,000	35.8%	(17.8)%

Total	$41,478,000	100.0%	$41,623,000	100.0%	(0.3)%

Sales for the first nine-months of the current year were $41,478,000, approximately flat with $41,623,000 from the first nine-months of the prior year. Domestic sales were $29,142,000, down 2% from $29,810,000 for the nine-months of the prior fiscal year. Sales through the Company’s international channels were $12,334,000, up 4% over previous year’s nine-months sales of $11,814,000. Excluding the favorable impact of foreign exchange rates, international sales were down 2% from the prior year.

Gross profit dollars were $16,866,000, which generated a margin yield of 40.6% for the nine-months of the current year as compared to a margin yield for the first nine-months of last year of 40.3%. The higher margin percentage for the first nine-months of this year can be attributed to the change in sales mix, the completion and delivery on a non-recurring engineering development contract and lower manufacturing costs.

Operating expenses for the nine-months were $15,006,000. Selling and general administrative spending was up 4% from last year to $12,014,000. The increase in selling and general administrative spending can be attributed to the increase in field sales personnel costs and increases in advertising expenses. Research and development funding increased 9% from the prior year to $2,993,000. This increase can be attributed primarily to the increase in personnel costs.

ASTRO-MED, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Results of Operations (continued):

Nine-Months Ending October 30, 2004 vs. Nine-Months Ending November 1, 2003

For the nine-months ending October 30, 2004, a $199,000 income tax benefit was incurred as a result of 1) an income tax expense on the current year’s income of $740,000 which is equal to an effective rate of 36% and 2) a $939,000 one-time non-cash tax benefit recorded in the first quarter of the current fiscal year related to the release of the valuation allowance on the net deferred tax asset that was established in fiscal year 2003. In fiscal year 2003, as required by SFAS 109 “Accounting for Income Taxes”, the Company established a full valuation allowance on its net deferred tax asset as a result of the uncertainty as to whether these deferred tax assets would “more likely than not” be realized in the future. Based on the facts and circumstances at that time, it was determined that a full valuation allowance was required and it was stated that until an appropriate level of profitability could be sustained no tax benefits would be realized. As of the first quarter of fiscal year 2005, Management believes that an appropriate level of profitability has been established and maintained and it is more likely than not the deferred tax assets will be realized in the future. Management made this determination based on a review of the facts and circumstances as of May 1, 2004. This review consisted of an analysis of the Company’s performance, the market environment in which the Company currently operates, the length of carryforward periods, the existing sales backlog and the future sales projections.

For the nine months ending November 1, 2003, an income tax expense of $391,000 was recorded which equaled a 15% effective tax rate. The effective tax rate for the nine-months ending November 1, 2003 reflected the favorable impact of the net operating loss carryforward and the utilization of certain other deferred tax assets which were fully reserved. The effective income tax rates used in the interim condensed financial statements are estimates of the full year’s rates.

The Company reports three reporting segments consistent with its sales product groups: Test & Measurement (T&M); QuickLabel Systems (QLS) and Grass-Telefactor (G-T). The Company evaluates segment performance based on the segment profit (loss) before corporate and financial administration expenses.

Summarized below are the sales and segment operating profit (loss) for each reporting segment for the nine-months ended October 30, 2004 and November 1, 2003:

	Sales		Segment Operating Profit (Loss)
	October 30, 2004	November 1, 2003	October 30, 2004	November 1, 2003
T&M	$8,135,000	$8,443,000	$(65,000)	$478,000
QLS	21,132,000	18,325,000	2,711,000	1,903,000
G-T	12,211,000	14,855,000	1,321,000	2,277,000

Total	$41,478,000	$41,623,000	3,967,000	4,658,000

Corporate Expenses			2,108,000	2,135,000

Operating Income			1,859,000	2,523,000
Other Income, Net			195,000	85,000

Income Before Income Taxes.			2,054,000	2,608,000
Income Tax Benefit (Provision)			199,000	(391,000)

Net Income			$2,253,000	$2,217,000

ASTRO-MED, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Results of Operations (continued):

Nine-Months Ending October 30, 2004 vs. Nine-Months Ending November 1, 2003 (Continued)

T&M’s product sales were $8,135,000, down 4% from the $8,443,000 in the first nine-months of the previous year. This decrease in T&M’s sales can be attributed to a decrease in Everest Telemetry Workstation sales from the prior year. T&M’s segment profit margin decreased to a loss of approximately (1%) in the period from a profit of 6% in the previous year. The decrease in T&M’s margin is attributed to the lower sales and higher selling and R&D expenses.

QLS’s sales increased to $21,132,000, a 15% increase over the $18,325,000, of sales reported in the first nine-months of the previous year. This increase is attributed to a 19% growth in printer sales and a 14% increase in media sales. The increase in printer sales can be attributed primarily to the increased sales of the 4100Xe and 8100Xe printers. QLS’s segment profit margin increased to 13% in the first nine-months, up from 10% from the previous year. The increase in margin is primarily attributed to the higher sales volume and the change in sales mix within the group.

G-T sales decreased to $12,211,000, down 18% from $14,855,000 reported in the first nine-months of the previous year. The lower sales are traceable to the lower Long-term Epilepsy Monitoring (LTM), PSG (sleep monitoring) and research instrumentation product sales. The G-T segment operating profit margin declined to 11% for the first nine-months of this year from 15% in the previous year. The decline in margin is attributed to the lower sales volume.

Financial Condition:

The Company’s Statements of Cash Flows for the nine-months ending October 30, 2004 and November 1, 2003 are included on page 6. Net cash flow provided by operating activities for the nine-months ending October 30, 2004 and November 1, 2003 were $2,079,000 and $2,041,000 respectively.

Cash and securities available for sale at the end of the third quarter totaled $13,599,000, up from $12,677,000 at year-end. The accounts receivable collection cycle accelerated by two days to 55 net days sales outstanding at the end of the quarter as compared to the 57 net days outstanding at year-end. Inventory increased to $9,212,000 from year-end. Inventory turns remained at 3.0 times consistent with year-end.

Capital expenditures were $899,000 for the nine-months ended October 30, 2004 as the Company purchased machinery and equipment, information technology, tools and dies.

The Company paid cash dividends for the nine-months ending October 30, 2004 of $614,000 or $0.12 per common share. On April 19, 2004, the Company declared a 10% stock dividend payable to shareholders of record on May 4, 2004. The stock dividend was distributed on May 26, 2004.

For the nine-months ended October 30, 2004 the Company received $523,000 equal to 100,218 shares from the exercise of stock options and other employee stock benefit purchases.

In the third quarter ending October 30, 2004, the Company repurchased 5,000 shares of its common stock at a cost of $47,000. As of October 30, 2004, the Company has Board authorization to acquire an additional 595,000 of its common stock.

Critical Accounting Policies, Commitments and Certain Other Matters:

In the Company’s Form 10-K for the year ended January 31, 2004, the Company’s most critical accounting policies and estimates upon which our financial status depends were identified as those relating to revenue recognition, warranty claims, bad debt, customer returns, inventories and long-lived assets. We considered the disclosure requirements of Financial Release (“FR”) 60 (“FR-60”) regarding critical accounting policies and FR-61, as amended by FR-67, regarding liquidity and capital resources, certain trading activities and related party/certain other disclosures, and concluded that nothing materially changed during the quarter that would warrant further disclosure under these releases.

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

Current Report on Form 8-K dated August 17, 2004, regarding a press release which disclosed unaudited financial information related to fiscal 2005 second quarter earnings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASTRO-MED, INC.
(Registrant)

Date: December 10, 2004	By	/s/ A. W. Ondis
A. W. Ondis, Chairman
(Principal Executive Officer)

Date: December 10, 2004	By	/s/ Joseph P. O’Connell
Joseph P. O’Connell,
Vice President and Treasurer
(Principal Financial Officer)