Form 10-K
period 2005-01-31
ASTRO MED INC /NEW/
filed 2005-04-20
CIK 8146

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2005

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

As of July 31, 2004, the aggregate market value of the voting common equity of the Registrant held by non-affiliates of the Registrant based on the closing price on the NASDAQ Stock Market was $40,040,857.

Indicate the number of shares outstanding (excluding treasury shares)

of each of the issuer’s classes of common stock as of March 25, 2005.

Common Stock $0.05 Par Value 5,278,336 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s definitive proxy statement for the 2005 annual meeting of shareholders are incorporated by reference into Part III.

ASTRO-MED, INC.

FORM 10-K ANNUAL REPORT

ASTRO-MED, INC.

PART I

Item 1. Business

General

Astro-Med, Inc. (the Company) is an enterprise that is strategically structured to design, develop, manufacture and distribute a diverse line of technology-advanced products and services. The Company is organized around a suite of core competencies including research & development, manufacturing, information technology and administrative management. The Company markets and sells its products and services through three distinct product groups; Test & Measurement (T&M), QuickLabel® Systems (QuickLabel), and Grass-Telefactor (G-T). T&M develops and manufactures data acquisition instruments that serve the test and measurement market. QuickLabel develops and manufactures color printers and consumable products that serve the product identification market. Grass-Telefactor develops and manufactures clinical products for electroencephalography (EEG and epilepsy monitoring), polysomnography (PSG – Sleep monitoring), biomedical research instrumentation and supplies that serve the life sciences market. The Company’s products are distributed both domestically and internationally through its direct sales force and authorized distributors and agents located in approximately forty countries. Approximately 30% of the Company’s sales in fiscal 2005 were made outside of the United States.

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

All statements, other than statements of historical facts included in this annual report and the letter to our shareholders distributed in connection with our annual meeting regarding the Company’s financial position and operating and strategic initiatives and addressing industry developments are forward-looking statements. Where, in any forward-looking statement, the Company or its management expresses an expectation or belief as to future results, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished. Factors which could cause actual results to differ materially from those anticipated include, but are not limited to, general economic, financial and business conditions; declining demand in the test and measurement markets, especially defense and aerospace; continued acceptance of the Grass-Telefactor suite of new products by the clinical and research markets: successful expansion of the Test & Measurement ruggedized products in the avionics market; competition in the specialty printer industry; ability to develop market acceptance of the QuickLabel color printer products and effective design of customer required features; competition in the data acquisition industry; competition in the neurophysiology industry; the impact of changes in foreign currency exchange rates on the results of operations; the ability to identify attractive acquisition candidates and to successfully effect and integrate acquisitions; the ability to realize any anticipated cost reductions from restructuring and streamlining the business; the business abilities and judgment of personnel and changes in business strategy.

Narrative Description of Business

Products

Overview

The Company develops and manufactures systems that have the ability to acquire electronic data, process, analyze, store and present the data in a variety of useable forms. The T&M data acquisition systems record scientific signals and print the output onto charts or electronic media. The QuickLabel color printer systems and consumable products create product and packaging labels and tags in one or many colors. The Grass-Telefactor products electronically capture and record neurological data that is used to diagnose epilepsy or to study sleep disorders. The Company supplies a range of products that include the hardware, software and consumables to customers who are in a variety of industries.

T&M Products

The Company’s T&M products are a comprehensive line of data recording instruments for the aerospace, automotive, pulp and paper, metal mill, transportation and manufacturing industries. These recording solutions provide customers with a complete record of their data, whether they are troubleshooting a process, performing preventative maintenance or gathering mission critical data. The ruggedized products include printers and Ethernet switches designed to withstand the rigors of airborne and other military and avionic applications.

Using cutting edge technologies, T&M products are designed to handle customer’s ever-changing requirements now and into the future.

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

The Everest product line was expanded in fiscal 2005 with new products designed to address the changing needs of flight test and other aerospace customers. The new Vdis Visual space Software, which will be introduced in fiscal 2006, will give customers the real-time visual display of the Everest on the PC. The Real-Chart NP (network printer) provides a continuous feed, real-time strip chart printout in a small form factor. Both of these products have the same host control protocol and Ethernet digital data input as the Everest, making it easier to integrate multiple systems together. With the addition of these products, Astro-Med now offers engineers display and recording capability in a variety of different formats.

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

The Dash 2EZ, Dash 8X and Dash 18 represent the Company’s Dash series of data acquisition recorders. The Dash 2EZ is the latest data acquisition recorder to be introduced and expands the Company’s reach into the handheld data recording market. With a touchscreen display, built-in chart recorder and integral data acquisition in a system weighing seven pounds, the Dash 2EZ is the ideal handheld troubleshooting tool.

The Dash series recorders are continuously improved and upgraded using the latest available technology. Recent enhancements include upgrades to Windows XP, Gbit Ethernet, USB 2.0 and DVD+-RW, making it easier than ever for a customer to interface these recorders with a PC.

Ruggedized Products

T&M’s products include a line of ruggedized products designed for military and commercial applications. The ToughWriter series are ruggedized, flightworthy cockpit printers used to print weather maps, communications and other flight critical information. The ToughWriter series meets MIL-STD requirements for shock, vibration and temperature, making it ideal for use on both commercial and military aircraft. Versions with multiple Ethernet ports and other interfaces and various mounting configurations are available, making the ToughWriter series compatible with most military and commercial cockpits.

The ToughSwitch is an eight port, ruggedized Ethernet switch that also meets MIL-STD requirements for shock, vibration and temperature. Designed to withstand the rigors of commercial/military aviation and the harsh environments of the battlefield, the ToughSwitch is ideally suited for applications where standard or industrial grade hubs will not survive, including airborne, shipboard and other military applications.

QuickLabel Products

The Company’s QuickLabel Systems product group provides a complete system for producing “the labels that you want when you need them.” QuickLabel’s flagship products, the digital color label printers, and its line of entry-level barcode/single-color digital label printers, are used by manufacturers and producers to print short runs of custom labels in-house. QuickLabel’s printing supplies and label creation software are integral parts of the printing system that enhance output quality and user experience.

Digital Color Label Printers

QuickLabel digital color label printers are sold via a direct sales force throughout the US, Canada, and Western Europe, and serviced by a factory-trained, direct technical support staff. In the rest of the world, QuickLabel uses a broad network of dealers to sell and support its products. QuickLabel’s unique labeling solutions are aimed at label printing applications in which product packaging requires frequent content changes. QuickLabel digital color label printers fill a critical need in environments which require on-demand flexibility to package multiple product variations, and to add value to the product itself, as in private labeling, to produce OEM packaging, and to customize virtually any product. Industries that require instant label production flexibility include food and beverage, foodservice distribution, grocery retailing, chemical and sanitary supplies, pharmaceutical and medical products, personal care products, advertising specialties, tire manufacturing, and apparel, among others.

QuickLabel digital color label printers are designed to print color graphics, text, barcodes, and any other label content directly from a computer onto pressure-sensitive labels and non-adhesive rollstock packaging materials. The Company’s current line of CMYK process-color label printers include the wide-format QLS-8100 Xe model and the standard-width QLS-4100 Xe model. Both printers incorporate Ribbon Ration™, the Company’s patented technology for economizing thermal transfer ribbon. The Company’s new QLS-3000 Xe model, introduced in the first quarter of fiscal 2006, produces labels in CMY process-color or up to three spot colors. These printers are aimed to serve the in-house label production needs of the general packaging market.

The QLS-3001 Xe and QLS-2001 Xe printers, which will be introduced in the first quarter of fiscal 2006, are aimed at the apparel market and are designed to produce double-sided and single-sided hang tags and care labels. These systems are sold to apparel applications by Avery Dennison under the terms of an exclusive distribution agreement.

Barcode/Single Color Label Printers

QuickLabel’s barcode printer family, known as the Pronto! series, serves the needs of two groups of users: businesses that require simple automatic identification for products and shipments, and businesses that are taking the first step into in-house custom label printing.

Each Pronto! printer model offers a special value to price ratio. The Pronto! 500 printer, due to be released in fiscal 2006, is a high-speed, high-throughput printer aimed at applications that require rapid processing of variable information as well as fast print speed. The Pronto! 472+ printer is a moderate speed, moderate duty, moderately priced printer aimed at traditional barcode label printing applications. The Pronto! 474 printer is designed to satisfy the desire for high-resolution label printing at an entry-level price. The Pronto! 843 printer serves the demand for wide format label printing.

QuickLabel Printing Services

QuickLabel uses its own digital label printers to produce revenue as a commercial “quick print” operation. QuickLabel printers are used by the Company just as a customer might use them: to fulfill orders for “short runs” of custom printed labels rapidly, without waiting for printing plates to be made. QuickLabel fulfills orders for long-run label printing services with its five commercial flexographic printing and converting presses.

QuickLabel Software

Custom QuickLabel is an integral part of the QuickLabel printing system, and was designed by the same team of engineers who designed the digital label printers. The latest generation of QuickLabel’s proprietary user-friendly label creation software offers significant new tools for simplifying label creation and for controlling and enhancing label output. The Company’s patented MicroCell® half-toning algorithms have been improved in this latest version of the software, so that printers driven by Custom QuickLabel now render process-color print quality that more closely approximates digital artwork.

Consumables: Printing Supplies

QuickLabel’s digital label printers generate revenue through label, tag and thermal transfer ribbon consumables sales. The Company engineers and manufactures certain unique printing supplies especially for use in optimizing the performance of the QuickLabel brand of digital label printers. The Company also manufactures industry-standard printing supplies that meet the requirements of all other major brands of desktop and tabletop label printers. QuickLabel has a specially trained sales staff to sell printing supplies.

Grass-Telefactor Products

The Grass-Telefactor Product Group offers a range of instrumentation and supplies for clinical and biomedical research applications. Grass-Telefactor enjoys a reputation built on over 70 years of innovative technology, thoughtful design and high quality manufacturing. Grass-Telefactor products are used worldwide by universities, medical centers and companies engaged in a variety of clinical and research activities.

Clinical Products:

The clinical product line includes in-lab, in-hospital, and ambulatory integrated systems for clinical EEG and PSG, epilepsy diagnosis and surgery, critical care and intraoperative neuromonitoring. These products offer a variety of features including networking, database and report generation capabilities in addition to powerful data acquisition and analysis tools. Grass-Telefactor utilizes a Windows®-based product line which includes the highly successful Beehive® Millennium used for long-term epilepsy monitoring, the Comet® digital EEG system and the Comet® digital PSG system.

The newest instrumentation introduced by Grass-Telefactor includes an all-new, very compact, amplifier which allows both tethered and ambulatory recording. The new Beehive® Horizon long-term epilepsy monitoring system allows the patient to disconnect from the system for a period of time without loss of data. The amplifier runs off an internal battery and records data to a CompactFlash memory card. Likewise, the AURA24™ Ambulatory EEG System permits 24 hours of ambulatory recording for in-home or in-hospital use. The new SleepTrek® Portable Sleep Screener is designed to assist the clinician in the diagnosis of sleep-disordered breathing.

The latest software enhancements include Fully-Automated Sleep Staging which will stage an all-night sleep study in less than one minute, where it normally took a sleep technician hours of work, and the Neuromonitoring software, which allows seizure detection in the OR/ICU.

Grass-Telefactor also offers the widest range of accessory instruments designed for use with these clinical products, including Nurse Alarm Systems, Digital Video/Audio equipment, etc.

Research Products:

The research neurophysiological recording instrumentation includes world-renowned Stimulators, Amplifiers, Amplifier Systems, Neurodata Acquisition Systems, Data Acquisition and Analysis Software for use in a very wide range of applications. Grass-Telefactor’s commitment to high quality and reliability have made these instruments the neurophysiologists’ workhorse for data acquisition and analysis.

The newest high performance Amplifiers and Stimulator include new touch-pad controls and very compact packaging. The digital controls permit precise measurements. The new GrassLab Software is intended for research applications in cardiology, physiology, pharmacology, neurology, neurophysiology and other life science fields.

Accessory and Consumable Products:

A complete line of electrodes, electrode application products, transducers, and accessories is also available. With over 70 years experience in electrode design and manufacture, we can boast that these are the finest electrodes in the world. Genuine Grass Precious Metal Electrodes are precision handcrafted in an exclusive 12-step manufacturing process. The result is superior quality that assures the customer of reliable, accurate recordings. They are the gold standard of electrodes.

The Clinical and Research Supplies and Accessories use e-commerce to reach the market through the Grass-Telefactor Online Store, www.grass-telefactor.com.

Technology

The core technologies of the Company relate to (1) acquiring data, (2) conditioning the data, (3) displaying the data on hard copy, monitor, or electronic storage media, and finally (4) analyzing the data. All three-product groups of the Company—T&M, QuickLabel and G-T use these technologies to provide turnkey solutions to a variety of industrial and medical markets.

The Company is continually improving the performance and functionality of core technologies, enabling the Company to lead the competition with innovative products.

Patents and Copyrights

The Company holds a number of product patents in the United States and in foreign countries. It has filed applications for other patents that are pending. The Company has patents covering its T&M recording products as well as several patents for its QuickLabel dual sided label printers and four-color label printers. The Company considers its patents to be important, but does not believe that its business is materially dependent on them. The Company copyrights its extensive software and registers its trademarks.

Manufacturing and Supplies

The Company designs its products and manufactures many of the component parts. The balance of the parts is produced to the Company’s specifications by suppliers. Raw materials required for the manufacture of products, including parts produced to the Company’s specifications, are generally available from numerous suppliers.

Product Development

The Company has maintained an active program of product research and development since its inception. During fiscal 2005, 2004 and 2003, the Company incurred costs of $4.0 million, $3.7 million, and $4.1 million, respectively, on Company-sponsored product development. The Company is committed to product development as a requisite to its growth and expects to continue its focus on research and development efforts in fiscal 2006.

Marketing and Competition

The Company competes worldwide in many markets including clinical and research medicine, aerospace, automotive and general manufacturing. The Company retains a competitive position in its respective markets by virtue of proprietary technology, product reputation, delivery, technical assistance and service to customers.

The Company markets its products worldwide by advertising and promotion using major national and international trade journals, scientific meetings and trade shows, direct mailing campaigns, and the internet.

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

The Company has a number of competitors in each of the three products groups and markets that it serves. In the T&M area, the Company feels that it leads the field in Data Acquisition Recorders. It competes with the Gould Instrument Division of SPX Technologies and Western Graphtec, the U.S. subsidiary of Graphtec, a Japanese company.

In the Color Label Printer product group, the Company believes it leads the world in color printing using the thermal transfer printing technology. The Company introduced the very first thermal transfer color printers late in 1995 and to this date faces only one nominal competitor.

The Grass-Telefactor products of the Company are devoted to clinical applications in EEG, PSG, and Long Term Epilepsy Monitoring (LTM). There are about fourteen companies that compete in one or more of the three modalities (EEG, PSG, LTM), but none are the clear leader. The Company feels it offers superior products based upon its long history and pioneering in the field since 1935. The Company, unlike most of its competitors, designs, manufactures and produces complete systems including transducers, amplifiers, sensors, and Windows-based application software. Additionally, the Company produces a range of life science products for the research market. Many of the latter products eventually find their way into clinical applications.

No single customer accounted for 10% of the Company’s net sales in any of the last three fiscal years. The Company’s products were sold to approximately 5,000 customers.

International Sales

In fiscal 2005, 2004 and 2003, net sales to customers in various geographic areas outside the United States, specifically in Canada and Western Europe, amounted to $17.0 million, $16.3 million, and $13.0 million, respectively.

Order Backlog

The Company’s backlog fluctuates regularly. It consists of a blend of orders for end user customers as well as original equipment manufacturer customers. Manufacturing is geared to forecasted demands and applies a rapid turn cycle to meet customer expectations. Accordingly, the amount of order backlog does not indicate future sales trends. The Company’s backlog at January 31, 2005 and 2004 was $3.1 million and $4.3 million, respectively.

Other Information

The Company’s business is not seasonal in nature; however, the Company’s sales are impacted by the size and complexity of the transactions and as such, can cause fluctuations in sales from quarter to quarter.

Most of the Company’s products are generally warranted for one year against defects in materials or workmanship. Warranty expenses have generally averaged approximately $323,000 a year for the Company’s last five fiscal years.

As of January 31, 2005, the Company employed approximately 361 persons. The Company is generally able to satisfy its employment requirements. No employees are represented by a union. The Company believes that employee relations are good.

Item 2. Properties

The following table sets forth information regarding the Company’s principal owned properties, all of which are included in the consolidated balance sheet appearing elsewhere in this report.

Location	Approximate Square Footage	Principal Use
West Warwick, RI	116,000	Corporate headquarters, research and development, manufacturing
Braintree, MA	91,000	Manufacturing
Slough, England	1,700	Sales and service

The Company also leases facilities in eight locations. The following information pertains to each location:

Location	Approximate Square Footage	Principal Use
West Conshohocken, PA	2,500	Sales and service
Longueuil, Quebec, Canada	3,800	Sales and service
Rodgau, Germany	3,014	Manufacturing, sales and service
Trappes, France	2,164	Sales and service
Zwolle, Netherlands	475	Sales and service
Schaumburg, IL	1,131	Sales and service
Costa Mesa, CA	980	Sales and service
Milano, Italy	753	Sales and service

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

PART II

Item 5. Market for the Registrant’s Common Stock, Related Stockholder’s Matters and Issuer Purchases of Equity Securities

The Company’s common stock trades on The NASDAQ Stock Market under the symbol ALOT. The following table sets forth dividend data and the range of high and low closing prices, as furnished by NASDAQ, for the periods indicated.

Years Ended January 31,	High	Low	Dividends Per Share
2005
First Quarter	$13.29	$10.29	$0.04
Second Quarter	$12.71	$9.67	$0.04
Third Quarter	$10.90	$9.00	$0.04
Fourth Quarter	$9.69	$7.88	$0.04
2004
First Quarter	$3.50	$2.81	$0.04
Second Quarter	$7.68	$3.29	$0.04
Third Quarter	$14.80	$5.97	$0.04
Fourth Quarter	$15.82	$11.39	$0.04

The Company had approximately 344 shareholders of record March 25, 2005, which does not reflect shareholders with beneficial ownership in shares held in nominee name.

Shareholder Services

Shareholders of Astro-Med, Inc. who desire information about the Company are invited to contact the Investor Relations Department, Astro-Med, Inc., 600 East Greenwich Avenue, West Warwick, RI 02893 or call (401) 828-4000. Visit our Investor Relations website at WWW.ASTRO-MEDINC.COM. We make available free of charge on our Internet website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. These filings are also accessible on the SEC’s website at http://www.sec.gov.

Dividend Policy

The Company began a program of paying annual cash dividends in the second quarter of fiscal 1992. The Company anticipates that it will continue to pay cash dividends on an annual basis. The Company has paid a dividend for 54 consecutive quarters.

Stock Repurchases

During the fourth quarter of fiscal 2005, the Company made the following repurchases of its common stock:

	Total Number of Shares Repurchased	Average Price paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Maximum Number of Shares That May Be Purchased Under The Plans or Programs (a)
October 31 – November 27	6,700	$8.37	6,700	588,300
November 28 – December 25	29,554	$8.84	29,554	558,746
December 26 – January 31	7,773	$8.80	7,773	550,973

(a)	On August 16, 2004, the Company announced that its Board of Directors had approved the repurchase of 600,000 shares of common stock. This is an ongoing authorization without any expiration date.

Item 6. Selected Financial Data

(Dollars in Thousands, Except Per Share Amounts)

	2005	2004	2003	2002	2001
Results of Operations:
Net Sales	$55,975	$55,781	$49,165	$49,391	$51,688
Net Income (Loss)	$2,710	$3,217	$(1,882)	$(233)	$302
Net Income (Loss) per Common Share—Basic	$0.51	$0.67	$(0.40)	$(.05)	$0.06
Net Income (Loss) per Common Share—Diluted	$0.47	$0.60	$(0.40)	$(.05)	$0.06
Dividends Declared per Common Share	$0.16	$0.16	$0.16	$0.16	$0.16
Financial Condition:
Working Capital	$29,268	$24,499	$18,825	$21,455	$21,908
Total Assets	$47,039	$42,065	$35,210	$38,404	$41,059
Long-Term Debt, less Current Maturities	$—	$—	$—	$—	$25
Restructuring and Impairment (Credits) Charges	$—	$(15)	$490	$—	$—

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

Test and Measurement Product Group (T&M) represents a suite of telemetry recorder products sold to the aerospace and defense industries, as well as portable data acquisition recorders, which offer diagnostic and test functions to a wide range of manufacturers including paper, energy, automotive and steel fabrication. In addition, T&M also includes a suite of ruggedized printer products designed for military and commercial applications to be used to print weather maps, communications and other flight critical information.

QuickLabel Systems Product Group (QuickLabel) offers hardware, software and media products that create color labels, store the images and produce the images in color or non-color formats on a broad range of media substrates.

Grass-Telefactor Product Group (G-T) centers on diagnostic and monitoring products that serve the clinical neurophysiology markets, as well as a range of biomedical instrumentation products and supplies focused on the life sciences markets.

The Company markets and sells its products and services globally through a diverse distribution structure of sales personnel, manufacturing representatives and dealers that deliver a full complement of branded products and services to customers in our respective markets.

The Company’s growth strategy centers on product innovation made possible by research and development initiatives, as well as acquisitions that strategically fit into existing core businesses. Research and development activities are funded by the Company at approximately 7% of annual sales.

The Company’s continued success in increasing its product revenues will be dependent on the Company’s ability to introduce new and/or enhanced product lines each year. The Company seeks to have approximately 45% of annual hardware sales generated by products developed or acquired within the past three years.

The Company improved its liquidity position during the year by effectively managing its working capital, generating cash from operations and realizing proceeds from the exercise of employee stock options.

To ensure its continued growth and profitability in fiscal 2006, the Company will increase its capital investment in: personnel by adding salespersons in underserved markets, productivity by increasing manufacturing capabilities through the acquisition of new equipment, such as a label press, thermal transfer ribbon processing machinery, metal fabrication equipment and electronic circuit board automatic test equipment; distribution by expanding our global dealer organization; and information technology by providing hardware and software tools that improve the knowledge and efficiency of our employee population.

Results of Operations

(in thousands)	2005 Sales	2005 Sales as a% of Total	% Change Over Prior Year	2004 Sales	2004 Sales as a % of Total	% Change Over Prior Year	2003 Sales	2003 Sales as a % of Total
T&M	$11,082	19.8%	(4.8)%	$11,639	20.9%	(2.5)%	$11,943	24.3%
QuickLabel	28,420	50.8%	12.4%	25,290	45.3%	17.4%	21,546	43.8%
G-T	16,473	29.4%	(12.6)%	18,852	33.8%	20.3%	15,676	31.9%

Total	$55,975	100.0%	0.3%	$55,781	100.0%	13.5%	$49,165	100.0%

Fiscal 2005 compared to Fiscal 2004

The Company’s sales in fiscal 2005 were $56.0 million, up from the prior year’s sales of $55.8 million. Domestic sales of $38.9 million declined 1% from the prior year sales of $39.5 million. The nominal decline was an outgrowth of a mixed performance by the product groups. Domestic QuickLabel System sales were healthy during the year increasing 15% over the prior year sales as demand for the Company’s printer systems and consumables remained strong. Domestic G-T sales were down from the prior year by 17%, as sales of the LTM (long term monitoring) products and legacy products in the clinical markets were below last year’s sales. However, sales of the Company’s new Comet product line increased 35% from the prior year in both the EEG (electroencephalographic) and PSG (sleep) applications. Domestic T&M sales were lower by 7% from the previous year as customers in our aerospace markets deferred buying decisions on workstation telemetry recorders until fiscal 2006. However, the product group’s portable suite of recorders, i.e. Dash series, increased 18% over the prior year. Sales through the Company’s international channels were $17.0 million, representing a 4% increase from the prior year. However, excluding the favorable impact from foreign exchange via the weak dollar, international sales for fiscal 2005 were 2% lower than the prior year. In a similar profile to the domestic channel, the results in the international channel were down due to lower volume of G-T LTM product sales. Shipments of QuickLabel Systems products grew year over year, whereas T&M product sales volume were flat with the prior year.

The Company’s gross profit was $23.0 million, essentially flat with the prior year’s gross profit of $23.0 million. This year’s gross profit margin of 41.2% also matched the prior year’s gross profit margin of 41.2% on comparable sales volume.

Operating expenses grew 6% to $20.5 million. Specifically, selling, general and administrative (SG&A) expenses increased 5% to $16.4 million, representing 29% of sales as compared to the prior year’s 28% of sales. The increased SG&A spending is confined to selling and marketing initiatives which include additional selling personnel of $0.2 million, an increase in trade show expenses of $0.1 million, an expansion of the Company’s advertising formats of $0.1 million and foreign exchange increases of $0.3 million. Research & Development (R&D) expenses increased 10% from last year to $4.0 million. This level of spending represents 7.1% of sales and a 50 basis points increment from the previous year’s level of 6.6%. The increase is traceable to additional engineering personnel of $0.1 million, outside engineering services of $0.1 million and prototype parts of $0.1 million.

Interest income in fiscal 2005 was $0.4 million, up significantly from $0.2 million in fiscal 2004. The increase in interest income during fiscal year 2005 is attributable to a higher yield on the investment portfolio and higher average cash balances available for a full year in fiscal 2005 from the cash generated in the second half of fiscal 2004. Other expense, net was $0.2 million as compared to last fiscal year’s other expense, net of $0.1 million. The increase of $0.1 million was the result of additional unrealized losses on intercompany balances driven by the change in foreign exchange rates.

The Company recorded tax expense of $0.1 million and $0.6 million in fiscal 2005 and 2004, respectively. For the twelve months ending January 31, 2005, an income tax expense of $0.1 million was recognized as a result of income tax expense of $1.0 million on the current year’s pretax income of $2.8 million and a $0.9 million one-time non-cash tax benefit recorded in the first quarter of fiscal 2005 related to the release of the valuation allowance on the net deferred tax asset that was established in fiscal 2003.

The Company reports three segments that mirror the Company’s sales product groups (i.e., T&M, QuickLabel and G-T). The Company evaluates segment performance based on the operating segment’s profit before corporate and financial administration expenses.

The following table summarizes selected financial information by segment:

(in thousands)	Sales			Segment Operating Profit			Segment Operating Profit %
	2005	2004	2003	2005	2004	2003	2005	2004	2003
T&M	$11,082	$11,639	$11,943	$(170)	$839	$1,021	(1.5)%	7.2%	8.5%
QuickLabel	28,420	25,290	21,546	3,760	2,954	114	13.2%	11.7%	0.5%
G-T	16,473	18,852	15,676	1,800	2,695	506	10.9%	14.3%	3.2%

Total	$55,975	$55,781	$49,165	$5,390	$6,488	$1,641	9.6%	11.6%	3.3%

Corporate Expenses				2,820	2,843	3,037

Operating Income (Loss)				2,570	3,645	(1,396)
Other Income				197	139	334

Income (Loss) Before Income Taxes				2,767	3,784	(1,062)
Income Tax Provision				57	567	820

Net Income (Loss)				$2,710	$3,217	$(1,882)

The operating results of each segment are summarized as follows:

T&M’s sales declined 5% in fiscal 2005 to $11.1 million from $11.6 million in the previous year. The decrease is traceable to lower shipments of the Everest product line, down 21%. Customers in the Company’s aerospace markets have delayed capital purchases due to limited appropriations for workstation telemetry recorder products. Sales of the Company’s Dash series portable recorder products were quite strong, increasing 11% from the previous year. Ruggedized product sales were up 6% from the previous year, whereas consumable product sales were lower by 11% from the prior year sales. A segment operating loss of $0.2 million was realized in the T&M product group in fiscal 2005. This result compares unfavorably to the prior year’s segment operating profit of $0.8 million. The current year’s result is due to lower sales volume and mix of $0.4 million, unabsorbed manufacturing costs of $0.1 million and higher R&D expenses of $0.4 million.

Sales of the QuickLabel Systems products increased 12% from the previous year to $28.4 million. This year’s sales growth was driven by double-digit sales increases in both printer systems and consumable products. The growth in the printer systems was dominated by demand for the Company’s 4100XE and 8100XE color printers with a sales increase of 46% from the last year’s sales volume. The sales growth of the consumables products was shared between the Company’s suite of ribbon product lines where combined sales growth was up 14% from the previous year. The QLS Product Group improved its segment operating profit by 27% to $3.8 million from the prior year’s operating profit of $3.0 million. The segment operating profit margin also improved to 13.2% from the previous year’s segment operating profit margin of 11.7%. This year’s improved segment operating profit and related profit margin is traceable to sales growth and improved gross profit margins.

G-T’s sales declined 13% from the prior year to $16.5 million. The product group’s lower sales was due to the decline in shipments of LTM products, which were down 49%, as well as a customer shift to the Company’s lower priced Comet products in the EEG and PSG diagnostic and monitoring modalities. Sales growth of G-T’s consumable products continued in fiscal 2005, increasing 7% from the prior year. G-T’s operating profit declined 33% in fiscal 2005 to $1.8 million from $2.7 million in the prior year. This year’s segment operating profit margin was 10.9%, down 340 basis points from the previous year’s segment operating profit margin of 14.3%. The lower profit and related margin is due exclusively to the lower G-T sales reported in fiscal 2005.

Fiscal 2004 compared to Fiscal 2003

The Company’s sales in fiscal 2004 were $55.8 million, up from the prior year’s sales of $49.2 million. Domestic sales of $39.5 million grew 9.1% as demand for the Company’s hardware systems drove the growth with an increase of 15.6% over the prior year. This hardware growth was especially strong in the digital printer and biomedical instrumentation product lines, up 53.5% and 34.4%, respectively. Domestic consumable sales were flat with the prior year at $15.1 million. However, color ribbon and label sales increased 6.9% from the previous year with demand for label products driving the growth with its increase of 14.4% over last year. Sales through the international channel were especially strong in fiscal 2004 as sales reached $16.3 million, an increase of 25.4% from the prior year. The sales increase related to exchange rate fluctuations was 13.1% or $1.7 million. Sales volume of the Company’s hardware systems were particularly strong, up 36.8%, as demand for the data recorders, digital printers and biomedical instrumentation products all posted significant double digit growth rates in fiscal 2004. International sales of consumable products also increased 12.3% during the year with the primary drivers being growth of the Company’s color ribbon and label product lines.

Gross profit increased 27.1% to $23.0 million in fiscal 2004 from $18.1 million in fiscal 2003. The Company’s gross profit margin improved to 41.2% from 36.8%. The $4.9 million increase in gross profit was attributed to $3.3 million from higher sales volume, $0.5 million from product mix, and $1.1 million from better manufacturing overhead absorption and lower manufacturing costs.

Selling, general and administrative spending (SG&A) increased 5.4% to $15.7 million from $14.9 million. The $0.8 million increase in SG&A expenses can be attributed to $0.3 million higher sales commissions, $0.1 million increase in trade show and marketing expenses and $0.4 million from increases in foreign exchange rates. Research & Development (R&D) expenses decreased to $3.7 million in fiscal 2004 from $4.1 million in fiscal 2003. R&D as a percentage of sales decreased to 6.6% in this fiscal year as compared 8.3% in the prior year. The decrease in R&D spending can be attributed to the workforce reduction that took place in fiscal 2003. At the end of fiscal 2003, the Company implemented an organizational restructuring in an effort to reduce costs and streamline operations. The restructuring included workforce reductions in all areas of the Company and a significant curtailment of its Pennsylvania research facility. The Company eliminated 28 employees or approximately 8% of its workforce. In fiscal 2003, the Company recorded $0.5 million of restructuring and impairment charges. These charges included $0.4 million of severance and related termination benefit costs and a $0.1 million charge to write-down the value of equipment used at the research facility. During fiscal 2004 and 2003, a total of $349,000 of severance and related termination benefit costs were paid. The remaining $15,000 of severance and related termination benefits were reversed in fiscal 2004 as certain estimates differed from the actual amounts.

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

The Company recorded tax expense of $0.6 million and $0.8 million for fiscal 2004 and 2003, respectively. As a result of a review undertaken at January 31, 2003 of our cumulative loss position at that date, management concluded that it was appropriate to establish a full valuation allowance for its net deferred tax assets. The fiscal 2004 and 2003 provision includes a full valuation allowance for the Company’s deferred tax assets. The fiscal 2004 income tax provision includes the favorable impact of the net operating loss carryforwards and the utilization of certain other deferred tax assets that were previously fully reserved.

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

The Company’s Statements of Cash Flows for the three years ending January 31, 2005, 2004 and 2003 are included on page 29. Net cash flow provided by operating activities in fiscal year 2005 was $3.4 million. The net cash flow provided by operations is attributed to the positive cash flow generated from the net income of $2.7 million during the year and a reduction in the Company’s days sales outstanding equaling $0.5 million.

Net cash flow used by investing activities was $1.4 million, which was mostly the result of the purchase of property, plant and equipment of $1.1 million. These purchases included machinery and equipment of $0.5 million, information technology of $0.2 million, building improvements of $0.2 million, tools and dies of $0.1 million and other of $0.1 million

Net cash flow used by financing activities was $0.8 million in fiscal 2005. During the year the Company repurchased approximately $0.5 million of common stock and paid dividends of $0.8 million. Also during the current year, the Company generated $0.5 million in cash through the exercise of employee stock options.

Dividends paid for fiscal 2005, 2004, and 2003 were $0.8, million, $0.7 million and $0.7 million in each year, respectively. The Company’s annual dividend per share was $0.16 in all three years. Since the inception of the common stock buy back program in fiscal 1997, the Company has repurchased 990,651 shares of its common stock. At January 31, 2005, the Company has Board of Directors’ authorization to purchase an additional 550,973 shares of the Company’s common stock in the future.

Management plans to conduct a broad evaluation of its current enterprise resource planning (ERP) system to ensure the Company’s Information Technology (IT) systems are appropriate to support the growth, profitability and internal control requirements of a multi-national company.

Contractual Obligations, Commitments and Contingencies

The Company has a contingent obligation relating to the Telefactor acquisition that requires the Company to pay additional consideration to the sellers if certain sales amounts are achieved during the 72 months following the closing of the transaction. The purchase and sales agreement contains a clause which will require the Company to pay additional purchase price of up to $3,000,000 if certain sales levels are achieved. The earnout provision is effective over a period of 72 months and expires in December 2005. At January 31, 2005, no additional consideration was owed to the sellers.

A summary of the Company’s contractual obligations and commitments as of January 31, 2005 is as follows:

In Millions	Payment Due With in 1 Year	1-3 Years	Thereafter
Operating Leases	$0.1	$0.1	$—
Purchase Obligations	$2.8	—	—

Total	$2.9	$0.1	$—

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

Revenue Recognition:  The majority of the Company’s product sales are recorded at the time of shipment, when legal title has transferred and risk of loss passes to the customer, when persuasive evidence of an arrangement exists, the seller’s price to the buyer is fixed or determinable and collectibility is reasonably assured in accordance with the requirements in Staff Accounting Bulletin (“SAB”) 104, “Revenue Recognition in Financial Statements.” When a sale arrangement involves training or installation, the deliverables in the arrangement are evaluated to determine whether they represent separate units of accounting in accordance with SAB 104 and EITF 00-21, “Revenue Arrangements With Multiple Deliverables”. This evaluation occurs at inception of the arrangement and as each item in the arrangement is delivered. The total fee from the arrangement is allocated to each unit of accounting based on its relative fair value. Fair value for each element is established generally based on the sales price charged when the same or similar element is sold separately.

Revenue is recognized when revenue recognition criteria for each unit of accounting are met. When other significant obligations remain after products are delivered, revenue is recognized only after such obligations are fulfilled. All of the Company’s equipment contains embedded operating systems and data management software which is included in the purchase price of the equipment. The software is deemed incidental to the systems as a whole as it is not sold separately or marketed separately and its production costs are minor as compared to those of the hardware system. Returns and customer credits are infrequent and are recorded as a reduction to sales. Rights of return are not included in sales arrangements. Revenue associated with products that contain specific customer acceptance criteria is not recognized before the customer acceptance criteria are satisfied. Discounts from list prices are recorded as a reduction to sales. Amounts billed to customers for shipping and handling fees are included in sales.

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

Income taxes:  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes. This SFAS requires that deferred income taxes be determined based on estimated future tax effects of differences between the tax and book bases of assets and liabilities considering the provisions of enacted tax laws. The Company has historically had prepaid income tax assets due principally to the unfavorable tax consequences of recording expenses for required book reserves for such things as, bad debts, inventory valuation, and warranty that cannot be deducted for income tax purposes until such expenses are actually paid. The Company’s deferred tax liabilities consist of favorable tax consequences associated with accelerated depreciation methods for tax purposes. SFAS No. 109 requires that a valuation allowance be established when it is “more likely than not” that all or a portion of deferred tax assets will not be realized. A review of all available positive and negative evidence must be considered, including the Company’s performance, the market environment in which the Company operates, length of carryforward periods, existing sales backlog and future sales projections. The Company had previously provided valuation allowances only for future tax benefits resulting from certain foreign losses. In fiscal 2003, as required by SFAS No. 109, the Company established a full valuation allowance on its net deferred tax asset as a result of the uncertainty as to whether these deferred tax assets would “more likely than not” be realized in the future. Based on the facts and circumstances at that time it was determined that a full valuation allowance was required and it was stated that until an appropriate level of profitability could be sustained no tax benefits would be realized. As of the first quarter of fiscal 2005, the Company believed that an appropriate level of profitability had been established and maintained and that it is more likely than not the deferred tax assets will be realized in the future. The Company made this determination based on a review of the facts and circumstances as of May 1, 2004. This review consisted of an analysis of the Company’s performance, the market environment in which the Company currently operates, the length of the carryforward periods, the existing sales backlog and the future sales projections.

Long-Lived Asset and Goodwill:  The impairment of Long-lived assets to be held and used are reviewed for impairment in accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Measurement of an impairment loss for long-lived assets that management expects to hold and use is based on the fair value of the asset. Goodwill impairment reviews are performed in accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets”. Management evaluates the recoverability of goodwill annually, or more frequently if events or changes in circumstances, such as declines in sales, earnings or cash flows, or material adverse changes in the business climate, indicate that the carrying value of an asset might be impaired. Goodwill is considered to be impaired when the net book value of a segment exceeds its estimated fair value. Fair values are established using a discounted cash flow methodology. The determination of discounted cash flows is based on the long-range planning forecast.

New Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123-R”), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) and superceded APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123-R requires companies to measure compensation costs for share-based payments to employees, including stock options, at fair value and expense such compensation over the service period beginning with the first interim or annual period after June 15, 2005. The pro forma disclosure previously permitted under SFAS 123 will no longer be an alternative to financial statement recognition. Under SFAS 123-R, companies must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation expense and the transition method to be used at the date of adoption. The transition methods include prospective and retroactive adoption options. Management is evaluating the requirements of SFAS 123-R.

In December 2004, the FASB issued FSP FAS 109-1, “Application of FAS No. 109 “Accounting for Income Tax, to the Tax Deduction on Qualified Production Activities Provided by the Americans Jobs Creation Act of 2004”. FSP FAS No. 109-1 clarifies SFAP 109’s guidance that applies to the new tax deduction for qualified domestic production activities. FSP No. 109-1 became effective upon issuance and we believe that this pronouncement will have an insignificant impact on the Company’s effective rate in fiscal 2006.

In December 2004, the FASB issued FSP FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Repatriation Provision within the American Jobs Creation Act of 2004”. FSP FAS 109-2 provides implementation guidance related to the repatriation provision of the American Jobs Creation Act of 2004. At this time we are evaluating the impact this pronouncement will have on the Company.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Foreign Exchange Risk

The Company’s financial results are affected by changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which products are sold. The Company’s primary currency exposures are European Common Currency (Euro), British Pound, and Canadian Dollar. At January 31, 2005, the Company’s investment in foreign assets was $2.6 million. An overall unfavorable change in foreign exchange rates of 10% would have resulted in an additional net loss of approximately $0.1 million and a $0.3 million reduction in shareholders’ equity as a result of the impact on the cumulative translation adjustment.

The Company, on occasion, utilizes foreign exchange option contracts to minimize its exposure associated with unfavorable changes in foreign exchanges rates on certain foreign denominated receivables. At January 31, 2005, the Company did not have any open contracts. The functional currencies of the Company’s foreign affiliates are their respective local operating currencies, which are translated for consolidated financial reporting purposes into U.S. dollars.

Item 8. Financial Statements and Supplementary Data

The consolidated financial statements required under this item are submitted as a separate section of this report on the pages indicated at Item 15(a)(1). The supplementary data regarding annual results of operations is set forth in the following table.

QUARTERLY FINANCIAL DATA (Unaudited)

(Dollars in Thousands, Except Per Share Amounts)

	Quarters Ended
	May 1, 2004*	July 31, 2004	October 30, 2004	January 31, 2005
Net Sales	$14,242	$13,990	$13,246	$14,497
Gross Profit	$5,794	$5,920	$5,152	$6,180
Net Income	$1,598	$602	$52	$458
Net Income Per Common Share—Basic	$0.30	$0.11	$0.01	$0.09
Net Income Per Common Share—Diluted	$0.27	$0.10	$0.01	$0.08

	May 3, 2003	August 2, 2003	November 1, 2003	January 31, 2004
Net Sales	$13,214	$14,023	$14,386	$14,158
Gross Profit	$5,050	$5,816	$5,926	$6,197
Net Income (Loss)	$506	$810	$901	$1,000
Net Income Per Common Share—Basic	$0.11	$0.17	$0.18	$0.19
Net Income Per Common Share—Diluted	$0.11	$0.16	$0.16	$0.17

*	During the first quarter ended May 1, 2004, the Company recognized a $0.9 million one-time non-cash tax benefit related to the release of the valuation allowance on the net deferred tax asset that was established in fiscal 2003.

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

The Company will initiate activities related to the assessment of its internal control environment in preparation for the compliance requirements of Section 404 of the Sarbanes-Oxley Act of 2002. In its assessment management will use the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Management is required to disclose its assessment of the effectiveness of the Company’s internal controls and have its outside auditors attest such assessment by the fiscal year ending January 31, 2007.

PART III

Item 10. Directors and Executive Officers of the Registrant

The response to this item is incorporated by reference to the Company’s definitive proxy statement for the 2005 annual meeting of shareholders.

The following is a list of the names and ages of, and the positions and offices presently held by, all executive officers of the Company. All officers serve at the pleasure of the Board of Directors.

Name	Age	Position
Albert W. Ondis	79	Chairman, Chief Executive Officer and Director
Everett V. Pizzuti	68	President, Chief Operating Officer and Director
Joseph P. O’Connell	61	Vice President and Treasurer, Chief Financial Officer
John B. Chatten	77	President, Grass—Telefactor Product Group
Elias G. Deeb	62	Vice President—Media Products
Michael J. Sullivan	54	Vice President and Chief Technology Officer
Stephen M. Petrarca	42	Vice President—Instrument Manufacturing
John D. McGuinness	40	Corporate Controller

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

Mr. Sullivan was appointed Vice President and Chief Technology Officer in 2000. He is an electronic engineer and has been with the Company since 1983.

Mr. Petrarca was appointed Vice President of Instrument Manufacturing in November 1998. He has previously held positions as General Manager of Manufacturing, Manager of Grass Operations and Manager of Grass Sales. He has been with the Company since 1980.

Mr. McGuinness joined the Company in 2004. He previously held financial management positions with Paramount Cards, Inc., Nortek, Inc., The Monitor Company, and KPMG LLP. He is a certified public accountant.

Code of Ethics

The Company has adopted a Code of Ethics which applies to all directors, officers and employees of the Company, including the Chief Executive Officer (“CEO”), Chief Operating Officer (“COO”), Chief Financial Officer (“CFO”) (who is both the principal financial and accounting officer) and Controller, as supplemented by a Code of Ethical Conduct for the Chief Executive Officer and Senior Financial Officers, which meets the requirements of a “code of ethics” as defined in Item 406 of Regulation S-K. The Company will provide a copy of the Codes to shareholders, without charge, upon request directed to the Investor Relations Contact listed on the Company’s website, WWW.ASTRO-MEDINC.COM, under the headings “Investor Relations – Corporate Governance”. The Company has posted the Codes on the Company’s website under “Investor Relations – Corporate Governance” and to disclose any amendment to, or waiver of, a provision of the Codes for the CEO, COO, CFO, Controller or persons performing similar functions by posting such information on its website.

Item 11. Executive Compensation

The response to this item is incorporated by reference to the Company’s definitive proxy statement for the 2005 annual meeting of shareholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The response to this item is incorporated by reference to the Company’s definitive proxy statement for the 2005 annual meeting of shareholders.

Equity Compensation Plan Information

The following table sets forth information about the Company’s equity compensation plans as of January 31, 2005:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuances Under Equity Compensation Plans
Equity Compensation Plans Approved by Security Holders	1,530,265	(1)	$6.34	704,385	(2)
Equity Compensation Plans Not Approved by Security Holders	—		N/A	—

Total	1,530,265	(1)	$6.34	704,385	(2)

(1)	Includes 730,675 shares issuable upon exercise of outstanding options granted under the Company’s incentive stock option plans and 776,490 shares issuable upon exercise of outstanding options granted under the Company’s non-qualified stock option plans under which options may be granted to officers and key employees and 23,100 shares issuable upon exercise of outstanding stock options granted under the Astro-Med, Inc. Non-Employee Director Stock Option Plan.

(2)	Includes 286,055 shares under the Astro-Med, Inc. 1997 Incentive Stock Option Plan, 415,030 shares under the Astro-Med, Inc. 1998 Non-Qualified Stock Option Plan and 3,300 shares reserved for issuance under the Astro-Med, Inc. Non-Employee Director Stock Option Plan.

Additional information regarding these equity compensation plans is contained in Note 5 to the Company’s Consolidated Financial Statements included in Item 15 hereto.

Item 13. Certain Relationships and Related Transactions

The response to this item is incorporated by reference to the Company’s definitive proxy statement for the 2005 annual meeting of shareholders.

Item 14. Principal Accountant Fees And Services

The information required by this item is incorporated herein by reference to the Company’s definitive proxy statement for the 2005 annual meeting of shareholders.

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

(3B)	By-laws of the Company and all amendments thereto (filed as Exhibit 3B to the Company’s report on Form 10-K for the year ended January 31, 2004 and by this reference incorporated herein).

(4)	Specimen form of common stock certificate of the Company (filed as Exhibit No. 4 to the Company’s report on Form 10-K for the year ended January 31, 1985 and by this reference incorporated herein).

Exhibit Number

(10.1)	Astro-Med, Inc. 1989 Non-Qualified Stock Option Plan, as amended, filed as Exhibit 4.3 to Registration Statement on Form S-8, Registration No. 333-32317 and incorporated by reference herein. (a)

(10.2)	Astro-Med, Inc. 1989 Incentive Stock Option Plan, as amended, filed as Exhibit 28 to Registration Statement on Form S-8, Registration No. 333-43700, and incorporated by reference herein. (a)

(10.3)	Astro-Med, Inc. 1993 Incentive Stock Option Plan filed as Exhibit 4.3 to Registration Statement on Form S-8, Registration No. 333-24127, and incorporated by reference herein. (a)

(10.4)	Astro-Med, Inc. Non-Employee Director Stock Option Plan filed as Exhibit 4.3 to Registration Statement on Form S-8, Registration No. 333-24123, and incorporated by reference herein. (a)

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

(10.7)	Employment Agreement between Astro-Med, Inc. and John B. Chatten dated as of December 14, 1999(a).

(10.8)	Astro-Med, Inc. Management Bonus Plan (Group III) (filed as Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended January 31, 2003 and by this reference incorporated herein. (a)

(13)	Letter to Shareholders accompanying the Annual Report.

(21)	List of Subsidiaries of the Company.

(23.1)	Consent of Independent Auditors.

(31.1)	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).

(31.2)	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).

(32.1)	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(a)	Management contract or compensatory plan or arrangement.

(b)	Reports on Form 8-K:

On March 23, 2005, the Company filed a Current Report on Form 8-K announcing the fiscal 2005 fourth quarter consolidated revenue and earnings.

On January 13, 2005, the Company filed a Current Report on Form 8-K announcing the Company made a presentation at the Seventh Annual Needham Growth Conference.

On November 16, 2004, the Company filed a Current Report on Form 8-K announcing the fiscal 2005 third quarter consolidated revenue and earnings.

On November 15, 2004, the Company filed a Current Report on Form 8-K announcing the appointment of John D. McGuinness to the position of Corporate Controller.

On November 5, 2004, the Company filed a Current Report on Form 8-K announcing preliminary projections for the fiscal 2005 third quarter revenue and earnings.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASTRO-MED, INC.
(Registrant)
Date: April 20, 2005
By: /s/ ALBERT W. ONDIS
(Albert W. Ondis, Chairman)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Name	Title	Date

/s/ ALBERT W. ONDIS Albert W. Ondis	Chairman and Director (Principal Executive Officer)	April 20, 2005

/s/ EVERETT V. PIZZUTI Everett V. Pizzuti	President and Director (Principal Operating Officer)	April 20, 2005

/s/ JOSEPH P. O’CONNELL Joseph P. O’Connell	Vice President and Treasurer (Principal Financial Officer)	April 20, 2005

/s/ JOHN D. MCGUINNESS John D. McGuinness	Controller (Principal Accounting Officer)	April 20, 2005

/s/ JACQUES V. HOPKINS Jacques V. Hopkins	Director	April 20, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of

Astro-Med, Inc.

We have audited the accompanying consolidated balance sheets of Astro-Med, Inc. as of January 31, 2005 and 2004, and the related consolidated statements of operations, comprehensive income (loss) and changes in shareholders’ equity, and cash flows for each of the three years in the period ended January 31, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements and schedule referred to above present fairly, in all material respects, the consolidated financial position of Astro-Med, Inc. at January 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended January 31, 2005, in conformity with U.S. generally accepted accounting principles.

/s/ ERNST & YOUNG LLP

Providence, Rhode Island
March 19, 2005

ASTRO-MED, INC.

CONSOLIDATED BALANCE SHEETS

As of January 31, 2005 and 2004

	2005	2004
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$6,225,122	$4,998,643
Securities Available for Sale (Note 2)	7,757,904	7,678,684
Accounts Receivable, net of reserves $523,859 and $367,194, respectively	9,351,704	9,814,784
Inventories (Note 3)	9,364,279	9,110,167
Prepaid Expenses and Other Current Assets (Note 6)	603,369	414,833
Deferred Taxes	3,423,928	—

Total Current Assets	36,726,306	32,017,111

PROPERTY, PLANT AND EQUIPMENT
Land and Improvements	401,566	401,566
Buildings and Improvements	7,789,180	7,522,092
Machinery and Equipment	18,213,743	17,243,103

	26,404,489	25,166,761
Less Accumulated Depreciation	(19,098,543)	(18,042,022)

	7,305,946	7,124,739

OTHER ASSETS
Goodwill (Notes 1 and 10)	2,336,721	2,336,721
Amounts Due from Officers	480,314	480,314
Other	189,384	106,072

	3,006,419	2,923,107

	$47,038,671	$42,064,957

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts Payable	$2,192,581	$2,156,896
Accrued Compensation (Note 11)	1,602,144	2,509,434
Accrued Expenses (Note 12)	2,596,486	2,465,076
Deferred Revenue	613,017	352,042
Income Taxes Payable	453,620	34,380

Total Current Liabilities	7,457,848	7,517,828

DEFERRED INCOME TAXES (Note 6)	1,172,420	—

COMMITMENTS AND CONTINGENCIES (Notes 7, 10, and 13)

SHAREHOLDERS’ EQUITY (Note 5)
Preferred Stock, $10 Par Value, Authorized 100,000 Shares, Issued None	—	—
Common Stock, $0.05 Par Value, Authorized 13,000,000 Shares, Issued 6,298,842 and 6,287,667 Shares, respectively	314,949	285,803
Additional Paid-in Capital	16,045,503	8,336,806
Retained Earnings	28,328,239	31,703,077
Treasury Stock, at Cost, 1,020,722 and 969,695 Shares, respectively	(6,548,984)	(6,095,755)
Accumulated Other Comprehensive Income	268,696	317,198

	38,408,403	34,547,129

	$47,038,671	$42,064,957

The accompanying notes are an integral part of these financial statements.

ASTRO-MED, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended January 31, 2005, 2004 and 2003

	2005	2004	2003
Net Sales	$55,974,654	$55,780,636	$49,164,832
Cost of Sales	32,928,545	32,791,446	31,079,350

Gross Profit	23,046,109	22,989,190	18,085,482
Costs and Expenses:
Selling, General and Administrative	16,429,604	15,673,388	14,910,990
Research and Development	4,046,583	3,685,838	4,079,783
Restructuring and Impairment (Credits) Charges (Note 11)	—	(15,014)	490,225

	20,476,187	19,344,212	19,480,998

Operating (Loss) Income	2,569,922	3,644,978	(1,395,516)
Other Income (Expense):
Interest Income	416,079	202,065	197,530
Other, net	(218,890)	(62,842)	136,260

	197,189	139,223	333,790

Income (Loss) before Income Taxes	2,767,111	3,784,201	(1,061,726)
Income Tax Provision	57,581	567,380	820,042

Net Income (Loss)	$2,709,530	$3,216,821	$(1,881,768)

Net Income (Loss) Per Common Share—Basic	$0.51	$0.67	$(0.40)

Net Income (Loss) Per Common Share—Diluted	$0.47	$0.60	$(0.40)

Weighted Average Number of Common Shares Outstanding— Basic	5,290,201	4,837,033	4,695,357

Weighted Average Number of Common Shares Outstanding—Diluted	5,781,253	5,342,095	4,695,357

Dividends Declared Per Common Share	$0.16	$0.16	$0.16

The accompanying notes are an integral part of these financial statements.

ASTRO-MED, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) AND CHANGES IN

SHAREHOLDERS’ EQUITY

Years Ended January 31, 2005, 2004 and 2003

	2005	2004	2003
Comprehensive Income (Loss)
Net Income (Loss)	$2,709,530	$3,216,821	$(1,881,768)
Other Comprehensive Income (Loss), Net
Foreign currency translation adjustments	(13,460)	500,195	207,798
Unrealized gain (loss) on securities available for sale, net of taxes	(35,042)	(28,324)	277

Other comprehensive income (loss), net	(48,502)	471,871	208,075

Comprehensive Income (Loss)	$2,661,028	$3,688,692	$(1,673,693)

Shareholders’ Equity
Common Stock, $0.05 Par Value:
Balance at beginning of year	$285,803	$258,418	$258,251
Net proceeds from issuance of Company common stock (Note 5)	5,057	27,385	167
10% Common stock dividend	24,089	—	—

Balance at end of year	314,949	285,803	258,418

Additional Paid-In Capital:
Balance at beginning of year	8,336,806	5,647,568	5,636,570
Net proceeds from issuance of Company common stock (Note 5)	24,207	14,342	10,998
Proceeds from the exercise of employee stock options (Note 6)	500,620	2,561,992	—
Tax benefit of employee stock options	189,474	112,904	—
Reversal of the valuation allowance on certain deferred tax assets (Note 6)	1,762,352	—	—
10% Common stock dividend	5,232,044	—	—

Balance at end of year	16,045,503	8,336,806	5,647,568

Retained Earnings:
Balance at beginning of year	31,703,077	29,190,013	31,753,694
Net income (loss)	2,709,530	3,216,821	(1,881,768)
Dividends paid	(828,235)	(703,757)	(681,913)
10% Common stock dividend	(5,256,133)	—	—

Balance at end of year	28,328,239	31,703,077	29,190,013

Treasury Stock:
Balance at beginning of year	(6,095,755)	(5,860,609)	(5,860,609)
Purchases of Company common stock (Note 5)	(453,229)	(235,146)	—

Balance at end of year	(6,548,984)	(6,095,755)	(5,860,609)

Accumulated Other Comprehensive Income (Loss):
Balance at beginning of year	317,198	(154,673)	(362,748)
Other comprehensive income (loss), net	(48,502)	471,871	208,075

Balance at end of year	268,696	317,198	(154,673)

Total Shareholders’ Equity	$38,408,403	$34,547,129	$29,080,717

The accompanying notes are an integral part of these financial statements.

ASTRO-MED, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended January 31, 2005, 2004 and 2003

	2005	2004	2003
Cash Flows from Operating Activities:
Net Income (Loss)	$2,709,530	$3,216,821	$(1,881,768)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided By Operating Activities:
Depreciation and Amortization	1,228,632	1,248,453	1,387,486
Impairment Charge	—	—	125,912
Gain on Sale of Assets	—	—	(12,017)
Deferred Income Tax (Benefit)	(1,020,409)	—	949,553
Changes in Assets and Liabilities:
Accounts Receivable	463,080	(1,467,409)	826,193
Inventories	(254,112)	(213,907)	1,213,526
Other	250,502	290,081	28,624
Accounts Payable and Accrued Expenses	(428,648)	1,336,654	43,422
Income Taxes Payable	419,240	34,380	—

Total Adjustments	658,285	1,228,252	4,562,699

Net Cash Provided by Operating Activities	3,367,815	4,445,073	2,680,931
Cash Flows from Investing Activities:
Proceeds from Sales/Maturities of Securities Available for Sale	3,479,406	2,580,548	2,508,557
Purchases of Securities Available for Sale	(3,725,219)	(6,178,524)	(3,235,538)
Additions to Property, Plant and Equipment	(1,143,943)	(722,018)	(619,423)

Net Cash (Used in) Investing Activities	(1,389,756)	(4,319,994)	(1,346,404)
Cash Flows from Financing Activities:
Issuance of Capital Leases	—	—	13,300
Principal Payments on Capital Leases	—	(8,290)	(29,765)
Proceeds from Common Shares Issued Under Employee Benefit Plans and Employee Stock Option Plans	529,884	2,603,722	11,165
Purchases of Treasury Stock	(453,229)	(235,146)	—
Dividends Paid	(828,235)	(703,757)	(681,913)

Net Cash (Used in) Provided by Financing Activities	(751,580)	1,656,529	(687,213)

Net Increase in Cash and Cash Equivalents	1,226,479	1,781,608	647,314
Cash and Cash Equivalents, Beginning of Year	4,998,643	3,217,035	2,569,721

Cash and Cash Equivalents, End of Year	$6,225,122	$4,998,643	$3,217,035

Supplemental Information:
Cash Paid During the Period for:
Income Taxes	$220,181	$311,900	$131,195
Non-Cash Transfers:
Demonstration Equipment Transferred from (to) Inventory to (from) Property, Plant and Equipment	$277,801	$4,203	$(129,193)

The accompanying notes are an integral part of these financial statements.

ASTRO-MED, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2005

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

Revenue Recognition:  The majority of the Company’s product sales are recorded at the time of shipment, when legal title has transferred and risk of loss passes to the customer, when persuasive evidence of an arrangement exists, the seller’s price to the buyer is fixed or determinable and collectibility is reasonably assured in accordance with the requirements in Staff Accounting Bulletin (“SAB”) 104, “Revenue Recognition in Financial Statements.” When a sale arrangement involves training or installation, the deliverables in the arrangement are evaluated to determine whether they represent separate units of accounting in accordance with SAB 104 and EITF 00-21, “Revenue Arrangements With Multiple Deliverables”. This evaluation occurs at inception of the arrangement and as each item in the arrangement is delivered. The total fee from the arrangement is allocated to each unit of accounting based on its relative fair value. Fair value for each element is established generally based on the sales price charged when the same or similar element is sold separately. Revenue is recognized when revenue recognition criteria for each unit of accounting are met. When other significant obligations remain after products are delivered, revenue is recognized only after such obligations are fulfilled. All of the Company’s equipment contains embedded operating systems and data management software which is included in the purchase price of the equipment. The software is deemed incidental to the systems as a whole as it is not sold separately or marketed separately and its production costs are minor as compared to those of the hardware system. Returns and customer credits are infrequent and are recorded as a reduction to sales. Rights of return are not included in sales arrangements. Revenue associated with products that contain specific customer acceptance criteria is not recognized before the customer acceptance criteria are satisfied. Discounts from list prices are recorded as a reduction to sales. Amounts billed to customers for shipping and handling fees are included in sales.

Research & Development Costs  The Company complies with SFAS No. 2 “Accounting for Research & Development Costs” by charging any costs to expense when incurred, as well as by disclosing in the financial statements the amount of R&D charged to expense. These charges include: salaries and benefits, external engineering service costs, engineering related information costs and supplies. The Company also relies on SFAS 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed” and SOP 98-1, “Accounting for Costs of Computer Software Developed or Obtained for Internal Use” for guidance in accounting for the costs of software either developed or acquired.

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

ASTRO-MED, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company adopted Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets”, as of February 1, 2002. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Also, under SFAS No. 142, amortization of goodwill to earnings is discontinued and the carrying value of goodwill will be evaluated for impairment on at least an annual basis. In accordance with the provisions of this statement, management evaluates the recoverability of goodwill annually, or more frequently if events or changes in circumstances, such as declines in sales, earnings or cash flows, or material adverse changes in the business climate, indicate that the carrying value of an asset might be impaired. Goodwill is considered to be impaired when the net book value of a segment exceeds its estimated fair value. Fair values are established using a discounted cash flow methodology. The determination of discounted cash flows is based on the long-range planning forecast. The Company completed the goodwill impairment reviews and it has been determined that the goodwill is not impaired. The Company performs its goodwill impairment review in the fourth quarter of each fiscal year, unless events or circumstances change.

Income Taxes:  The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes”. This SFAS requires that deferred income taxes be determined based on estimated future tax effects of differences between the tax and book bases of assets and liabilities considering the provisions of enacted tax laws. The Company is subject to the examination of its income tax returns by the Internal Revenue Service and other tax authorities. The Company evaluates the likelihood of unfavorable adjustments arising from the examinations and believes adequate provisions have been made in the income tax provision.

Net Income (Loss) Per Common Share:  Net income (loss) per common share have been computed and presented pursuant to the provisions of SFAS No. 128, “Earnings per Share”. Net income (loss) per share is based on the weighted average number of shares outstanding during the period. Net income per share assuming dilution is based on the weighted average number of shares and potential common shares for stock options outstanding during the period using the treasury stock method. In accordance with SFAS No. 128, options to purchase 1,530,265, 1,427,635 and 2,225,932 shares of common stock were outstanding during fiscal 2005, 2004 and 2003, respectively. In fiscal years 2005, 2004 and 2003, there were 239,800, 44,550 and 2,225,932 options that were not included in the computation of diluted net income (loss) per common share because their inclusion would be anti-dilutive. Stock compensation plans are more fully described in Note 5 Shareholders’ Equity.

	January 31,
	2005	2004	2003
Weighted Average Common Shares Outstanding—Basic	5,290,201	4,837,033	4,695,357
Dilutive Effect of Options Outstanding	491,052	505,062	—

Weighted Average Common Shares Outstanding—Diluted	5,781,253	5,342,095	4,695,357

10% Common Stock Dividend:  On April 19, 2004, the Company declared a 10% common stock dividend to shareholders of record on May 4, 2004 that was distributed to shareholders on May 26, 2004. An amount equal to the fair value of the additional shares was transferred from Retained Earnings to Additional Paid in Capital and Common Stock as of the declaration date. All income per share and weighted average share amounts for all periods have been restated to reflect the impact of the 10% common stock dividend.

ASTRO-MED, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Use of Estimates:  The presentation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect these financial statements and accompanying notes. Some of the more significant estimates include the allowances for bad debts and credits, inventory valuation, impairment of long-lived assets, income taxes and warranty reserves. Management’s estimates are based on the facts and circumstances available at the time estimates are made, past historical experience, risk of loss, general economic conditions and trends, and management’s assessments of the probable future outcome of these matters. Consequently, actual results could differ from those estimates.

Allowance for Doubtful Accounts:  In circumstances where the Company is aware of a specific customer’s inability to meet its financial obligations, an allowance is established. The majority of accounts are individually evaluated on a regular basis and appropriate allowances are established as deemed appropriate. The remainder of the allowance is based upon historical trends and current market assessments.

Fair Value of Financial Instruments:  The Company’s financial instruments consist mainly of cash and cash equivalents, accounts receivable, and accounts payable. The carrying amounts of these financial instruments as of January 31, 2005 approximate fair value.

Stock-Based Compensation:  The Company follows Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees” and related interpretations in accounting for our stock-based compensation plans and have elected to continue to use the intrinsic value-based method to account for stock option grants. The Company has adopted the disclosure-only provisions of SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure”, an amendment of SFAS No. 123. Accordingly, no compensation expense has been recognized for our stock-based compensation plans.

	Years Ended January 31
	2005	2004	2003
Net Income (Loss)
As reported	$2,709,530	$3,216,821	$(1,881,768)
Pro forma	$2,481,821	$3,076,062	$(2,343,861)
Net Income (Loss) per share
As reported, Basic	$0.51	$0.67	$(0.40)
Pro forma, Basic	$0.47	$0.64	$(0.50)
As reported, Diluted	$0.47	$0.60	$(0.40)
Pro forma, Diluted	$0.43	$0.57	$(0.50)

The fair value of each option granted was estimated on the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions: The weighted average grant date fair value of options granted during fiscal 2005, 2004 and 2003 was $5.73, $0.98, and $1.10, respectively.

Confirm This Table	Years Ended January 31,
	2005	2004	2003
Risk-free interest rate	3.1%	3.5%	3.5%
Expected life (years)	5	5	5
Expected volatility	59.0%	45.0%	45.0%
Expected dividend yield	1.4%	4.3%	4.3%

New Accounting Pronouncements:

In December 2004, the FASB issued SFAS No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123-R”), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) and superceded APB

ASTRO-MED, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123-R requires companies to measure compensation costs for share-based payments to employees, including stock options, at fair value and expense such compensation over the service period beginning with the first interim or annual period after June 15, 2005. The pro forma disclosure previously permitted under SFAS 123 will no longer be an alternative to financial statement recognition. Under SFAS 123-R, companies must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation expense and the transition method to be used at the date of adoption. The transition methods include prospective and retroactive adoption options. Management is evaluating the requirements of SFAS 123-R.

In December 2004, the FASB issued FSP FAS 109-1, “Application of FAS No. 109 “Accounting for Income Tax, to the Tax Deduction on Qualified Production Activities Provided by the Americans Jobs Creation Act of 2004”. FSP FAS No. 109-1 clarifies SFAP 109’s guidance that applies to the new tax deduction for qualified domestic production activities. FSP No. 109-1 became effective upon issuance and we believe that this pronouncement will have an insignificant impact on our effective rate in fiscal 2006.

In December 2004, the FASB issued FSP FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Repatriation Provision within the American Jobs Creation Act of 2004”. FSP FAS 109-2 provides implementation guidance related to the repatriation provision of the American Jobs Creation Act of 2004. At this time we are evaluating the impact this pronouncement will have on the Company.

Note 2—Securities Available for Sale

Securities available for sale include corporate and governmental obligations with various contractual or anticipated maturity dates. Governmental obligations include U.S. Government, State, Municipal and Federal Agencies securities. The market value, amortized cost and gross unrealized gains and losses of the securities are as follows:

	Market Value	Gross Unrealized Gains	Gross Unrealized Losses	Amortized Cost
January 31, 2005
Corporate	$2,210,159	$837	$(27,235)	$2,236,557
Governmental	5,547,745	19,176	(31,563)	5,560,132

	$7,757,904	$20,013	$(58,798)	$7,796,689

January 31, 2004
Corporate	$1,681,965	$—	$(2,696)	$1,684,661
Governmental	5,996,719	39,008	(20,344)	5,978,055

	$7,678,684	$39,008	$(23,040)	$7,662,716

The cost of securities available for sale that were sold was based on specific identification in determining realized gains or losses included in the accompanying consolidated statements of operations.

The expected maturity dates of these securities are as follows: Less than one year—$764,600; One to Five Years—$1,671,520; and greater than Five Years—$5,321,784. Actual maturities may differ as a result of sales or earlier issuer redemptions.

ASTRO-MED, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 3—Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and include material, labor and manufacturing overhead. The components of inventories are as follows:

	January 31,
	2005	2004
Materials and Supplies	$5,154,931	$4,775,796
Work-in-Progress	969,767	734,374
Finished Goods	3,239,581	3,599,997

	$9,364,279	$9,110,167

Note 4—Debt

The Company has a $3.5 million unsecured bank line of credit, all of which is currently available. Borrowings under this line of credit bear interest at the bank’s prime rate.

Note 5—Shareholders’ Equity

Common Stock:  The Company repurchased 51,027 shares of its common stock in fiscal 2005 for $453,229. The Company’s Board of Directors has authorized the purchase of up to an additional 550,973 shares of the Company’s common stock on the open market in the future as of January 31, 2005.

The Company maintains the following benefit plans involving the Company’s common stock:

Stock Option Plans:  As of January 31, 2005, the Company has one incentive stock option plans and one non-qualified stock option plan under which options may be granted to officers and key employees. Options vest over various periods that range from six months to four years. Options for an aggregate of 1,375,000 shares may be granted under the incentive stock option plan at option prices of not less than fair market value at the date of grant. Options for an aggregate of 1,100,000 shares may be granted under the non-qualified plan at option prices of not less than 50% of fair market value at the date of grant.

In addition, the Company has a Non-Employee Director Stock Option Plan under which each non-employee director automatically receives an annual grant of options to acquire 1,100 shares of common stock. The options are granted as of the first business day of January of each year at an option price equal to the fair market value at the date of grant. Options for a total of 33,000 shares may be granted under the plan.

ASTRO-MED, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Summarized option data for all plans is as follows:

	Number of Shares	Option Price Per Share	Weighted Average Option Price Per Share
Options Outstanding, January 31, 2002	1,818,382	$3.03–$11.82	$6.04
Options Granted	477,400	$2.91–$ 4.03	$3.36
Options Expired	(69,850)	$3.36–$ 9.32	$5.35

Options Outstanding, January 31, 2003	2,225,932	$2.91–$11.82	$5.48

Options Granted	170,720	$3.00–$11.98	$3.17
Options Exercised	(600,380)	$3.00–$ 9.32	$4.31
Options Expired	(368,637)	$2.91–$11.82	$6.00

Options Outstanding, January 31, 2004	1,427,635	$3.00–$11.98	$5.57

Options Granted	252,450	$8.83–$10.91	$10.88
Options Exercised	(105,820)	$3.00–$ 9.32	$4.78
Options Expired	(44,000)	$9.32–$10.91	$9.78

Options Outstanding, January 31, 2005	1,530,265	$3.00–$11.98	$6.34

Options Exercisable, January 31, 2005	1,290,465	$3.00– 11.98	$5.50
Options Exercisable, January 31, 2004	1,424,142	$3.00–$ 9.32	$5.55
Options Exercisable, January 31, 2003	1,653,336	$3.03–$11.82	$6.13

Set forth below is a summary of options outstanding at January 31, 2005:

Outstanding				Exercisable
Range of Exercise prices	Options	Weighted Average Exercise Price	Remaining Contractual Life	Options	Weighted Average Exercise Price
$3.00-$4.49	592,020	$3.77	7yrs.	592,020	$3.77
$5.34-$6.82	388,245	$6.61	5yrs.	388,245	$6.61
$7.39-$8.41	306,900	$7.54	2yrs.	306,900	$7.54
$8.83-$11.98	243,100	$10.78	9yrs.	3,300	$11.98

	1,530,265			1,290,465

At January 31, 2005, options covering 286,055 shares under the incentive plans, 415,030 shares under the non-qualified plan and 3,300 shares under the Non-Employee Director Stock Option Plan were available for future grant.

Employee Stock Purchase Plan:  The Company has an Employee Stock Purchase Plan allowing eligible employees to purchase shares of common stock at a 10% discount from fair market value on the date of purchase. A total of 198,000 shares were initially reserved for issuance under the Plan. Summarized Plan activity is as follows:

	Years Ended January 31,
	2005	2004	2003
Shares Reserved, Beginning	90,429	92,496	96,170
Shares Purchased	(2,710)	(2,067)	(3,674)

Shares Reserved, Ending	87,719	90,429	92,496

ASTRO-MED, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Employee Stock Ownership Plan:  The Company has an Employee Stock Ownership Plan providing retirement benefits to all eligible employees. Annual contributions in amounts determined by the Company’s Board of Directors are invested by the Plan’s Trustees in shares of common stock of the Company. Contributions may be in cash or stock. The Company’s contributions (paid or accrued) amounted to $0, $75,000 and $0 in fiscal 2005, 2004 and 2003, respectively.

Note 6—Income Taxes

The components of domestic and foreign income (loss) before the provision (benefit) for income taxes are as follows:

	Years Ended January 31,
	2005	2004	2003
Domestic	$1,711,668	$2,815,448	$(1,184,583)
Foreign	1,055,443	968,753	122,857

Total	$2,767,111	$3,784,201	$(1,061,726)

The components of the provision for income taxes are as follows:

	Years Ended January 31,
	2005	2004	2003
Current:
Federal	$530,697	$210,911	$(180,281)
State	11,989	11,989	(11,690)
Foreign	535,304	344,480	62,460

	1,077,990	567,380	(129,511)

Deferred:
Federal	(882,676)	—	883,084
State	(137,733)	—	66,469

	(1,020,409)	—	949,553

	$57,581	$567,380	$820,042

The provision (benefit) for income taxes differs from the amount computed by applying the statutory federal income tax rate (34%) to income (loss) before income taxes, due to the following:

	Years Ended January 31,
	2005	2004	2003
Income Tax Provision (Benefit) at Statutory Rate	$940,818	$1,286,628	$(360,987)
State Taxes, Net of Federal Income Tax Benefits	(82,991)	49,236	(52,461)
Change in Valuation Allowance	(1,092,415)	(745,925)	1,252,220
Other, Net	292,169	(22,559)	(18,730)

	$57,581	$567,380	$820,042

ASTRO-MED, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The tax effects of temporary differences and carryforwards which gave rise to significant portions of deferred tax assets and liabilities in the accompanying consolidated balance sheets are as follows:

	January 31,
	2005	2004
Deferred Tax Assets:
Net Operating Loss Carryforward	$530,877	$1,492,161
Inventory Reserves	1,065,665	1,007,781
R&D Credits	762,498	519,000
Vacation Accrual	306,100	272,657
Foreign Tax Credits	337,650	177,650
Deferred Service Contract Revenue	236,747	136,329
Reserve for Doubtful Accounts	167,403	108,388
Other	279,419	207,829

	3,686,359	3,921,795
Deferred Tax Liabilities:
Accumulated Tax Depreciation in Excess of Book Depreciation	1,035,247	865,411
Other	187,745	61,493

	1,222,992	926,904

Subtotal	2,463,367	2,994,891
Valuation Allowance	(211,859)	(2,994,891)

Net Deferred Tax Assets	$2,251,508	$—

Compliance with SFAS 109 requires the Company to periodically evaluate the necessity of establishing or increasing a valuation allowance for deferred tax assets depending on whether it is more likely than not that a related benefit will be recognized in future periods. In fiscal 2003, as required by SFAS No. 109, the Company established a full valuation allowance on its net deferred tax asset as a result of the uncertainty as to whether these deferred tax assets would “more likely than not” be realized in the future. Based on the facts and circumstances at that time. It was determined that a full valuation allowance was required and it was stated that until an appropriate level of profitability could be sustained no tax benefits would be realized. As of the first quarter of fiscal 2005, The Company reversed approximately $2.6 million of its valuation allowance on its deferred tax asset with a $0.9 million credit to the fiscal 2005 tax provision and a $1.7 million credit to Additional Paid in Capital. The Company believed an appropriate level of profitability had been established and maintained that it is more likely than not the deferred tax assets will be realized in the future. The Company made this determination based on a review of the facts and circumstances as of May 1, 2004. This review consisted of an analysis of the Company’s performance, the market environment in which the Company currently operates, the length of the carryforward periods, the existing sales backlog and the future sales projections. $0.2 million of the valuation allowance relates to the Company’s wholly owned subsidiary Astro-Med SRL. This subsidiary has a $0.5 million net operating loss carryforward that can be carried forward indefinitely. The future tax benefits of this net operating loss carryforward is uncertain because it is limited to future annual taxable income of the subsidiary.

During fiscal 2005 and 2004, the Company received proceeds from the exercise of employee stock options. The majority of the stock acquired upon exercise of employee stock options was sold in disqualified dispositions for tax purposes. Disqualified dispositions of stock acquired upon exercise by employee stock options provide the Company a tax benefit that is treated differently for book and tax purposes. For book purposes, the tax benefit is recorded in Additional Paid-in-Capital (APIC) in Shareholders’ Equity. For tax purposes, the tax benefit is a

ASTRO-MED, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

valid deduction that lowers the Company’s current income tax payable. The Company had a deferred tax benefit relating to disqualified dispositions of stock acquired upon exercise of employee stock options equal to approximately $0.2 million and $1.5 million at January 31, 2005 and 2004, respectively. For tax purposes, this amount will be used to offset current and future income taxes payable. For book purposes, approximately $0.2 million and $0.1 million of the tax benefit was recognized in APIC at January 31, 2005 and 2004, respectively. The other $1.4 million of the tax benefit at January 31, 2004 was recognized in APIC with a full valuation allowance.

Note 7—Leases and Other Contractual Obligations

Minimum payments under noncancellable operating leases at January 31, 2005 were as follows:

Year Ending January 31,	Operating Leases
2006	$137,191
2007	64,391
2008	23,826
2009	12,720
2010 and Thereafter	12,720

Minimum Lease Payments	$250,848

The Company incurred rent expense in the amount of $457,805, $410,465 and $385,217 for the fiscal years 2005, 2004 and 2003, respectively.

The Company has purchase obligations in the amount of $2,757,394 due within one year for goods and services with defined terms as to price, quantity, delivery and termination liability.

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

Business is conducted in the United States and through foreign affiliates in Canada and Europe. Substantially all manufacturing activities are conducted in the United States. Sales and service activities outside

ASTRO-MED, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the United States are conducted through wholly owned entities and, to a lesser extent, through authorized distributors and agents. Transfer prices are intended to produce gross profit margins commensurate with the sales and service effort associated with the product sold.

The following tables summarizes selected financial information by segment:

(in thousands)	Sales			Segment Operating Profit			Segment Operating Profit %
	2005	2004	2003	2005	2004	2003*	2005	2004	2003
T&M	$11,082	$11,639	$11,943	$(170)	$839	$1,021	(1.5)%	7.2%	8.5%
QuickLabel	28,420	25,290	21,546	3,760	2,954	114	13.2%	11.7%	0.5%
G-T	16,473	18,852	15,676	1,800	2,695	506	10.9%	14.3%	3.2%

Total	$55,975	$55,781	$49,165	$5,390	$6,488	$1,641	9.6%	11.6%	3.3%

Corporate Expenses				2,820	2,843	3,037

Operating Income (Loss)				2,570	3,645	(1,396)
Other Income				197	139	334

Income (Loss) Before Income Taxes				2,767	3,784	(1,062)
Income Taxes Provision (Benefit)				57	567	820

Net Income (Loss)				$2,710	$3,217	$(1,882)

*	QuickLabel’s and G-T’s Segment Operating Profit includes $30,262 and $413,352, respectively, of restructuring and impairment charges during the fiscal year ended January 31, 2003. Corporate Expenses includes $46,611 of restructuring charges.

Presented below is selected information by segment:

(in thousands)	Amortization and Depreciation			Capital Expenditures
	2005	2004	2003	2005	2004	2003
T&M	$349	$382	$386	$307	$211	$198
QuickLabel	474	461	440	561	323	240
G-T	406	405	561	276	188	181

Total	$1,229	$1,248	$1,387	$1,144	$722	$619

Presented below are selected assets by segment:

(in thousands)	Assets
	2005	2004
T&M	$7,325	$7,458
QuickLabel	12,186	12,504
G-T	8,597	8,918
Corporate*	18,931	13,185

Total	$47,039	$42,065

*	Corporate assets consist of cash, investments, income tax accounts and miscellaneous fixed assets.

ASTRO-MED, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Presented below is selected financial information by geographic area:

(in thousands)	Sales			Long-Lived Assets
	2005	2004	2003	2005	2004
United States	$38,937	$39,451	$36,140	$8,935	$8,681
Europe	11,098	10,551	7,556	556	663
Canada	2,336	2,410	2,292	152	117
Asia	1,557	1,149	1,057	—	—
Central and South America	1,292	1,293	1,140	—	—
Other	755	927	980	—	—

Total	$55,975	$55,781	$49,165	$9,643	$9,461

Included in Long-Lived Assets is Goodwill assigned to the following segments; T&M $0.7 million and $0.7 million and G-T $1.6 million and $1.6 million at January 31, 2005 and 2004, respectively.

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

All contributions are deposited into trust funds. It is the policy of the Company to fund any contributions accrued. The Company’s annual contribution amounts are determined by the Board of Directors. The Company’s contributions paid or accrued amounted to $154,200; $223,100; and $149,000 in 2005, 2004 and 2003, respectively.

Note 10—Acquisitions

In December of 1999, the Company acquired the assets and business of Telefactor Corporation (Telefactor), a privately held corporation, for an aggregate purchase price of approximately $3.7 million in cash, including transaction fees. The acquisition was accounted for as a purchase under APB Opinion No. 16, “Business Combinations.” The purchase and sales agreement contains a clause which will require the Company to pay additional purchase price of up to $3,000,000 if certain sales levels are achieved. The earnout provision is effective over a period of 72 months and expires in December 2005. At January 31, 2005, no additional consideration was owed to the sellers.

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

Note 12—Product Warranty Liability

The Company offers a one-year warranty for the majority of its products. The specific terms and conditions of those warranties vary depending upon the product sold and country in which the Company does business. For products sold in the United States, the Company provides a basic limited warranty, including parts and labor. The Company estimates the costs that may be incurred under its basic limited warranty and records a liability in the amount of such costs at the time product revenue is recognized. Factors that affect the Company’s warranty liability include the number of installed units, historical and anticipated rates of warranty claims, and cost per claim. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary. Changes in the Company’s product warranty liability during the years ending January 31, 2005, 2004, and 2003, respectively are as follows:

	Product Warranty Liability
	2005	2004	2003
Balance, beginning of the period	$176,000	$170,000	$135,515
Warranties issued during the period	397,362	295,124	357,640
Settlements made during the period	(364,720)	(289,124)	(323,155)

Balance, end of the period	$208,642	$176,000	$170,000

Note 13—Concentration of Credit Risk

The Company extends credit on an uncollateralized basis to almost all customers. Concentration of credit and geographic risk with respect to accounts receivable is limited due to the large number and general dispersion of accounts which constitute the Company’s customer base. The Company periodically performs credit evaluations of its customers. At January 31, 2005 and 2004, no single customer accounted for no more than 10% of net sales. The Company has not experienced significant credit losses on customers’ accounts.

ASTRO-MED, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company invests its excess cash principally in investment grade government and corporate debt securities. The Company has established guidelines relative to diversification and maturities that maintain safety and liquidity. These guidelines are periodically reviewed and modified to reflect changes in market conditions. The Company has not experienced any significant losses on its cash equivalents or short-term investments.

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

ASTRO-MED, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

Description	Balance at Beginning of Year	Provision Charged to Operations	Deductions(2)	Balance at End of Year
Allowance for Doubtful Accounts(1):
Year Ended January 31,
2005	$367,194	$142,358	$14,307	$523,859
2004	$366,700	$94,990	$(94,496)	$367,194
2003	$352,442	$110,000	$(95,742)	$366,700

(1)	The allowance for doubtful accounts has been netted against accounts receivable as of the respective balance sheet dates.
(2)	Uncollectible accounts written off, net of recoveries.