Form 10-Q
period 2005-04-30
ASTRO MED INC /NEW/
filed 2005-06-02
CIK 8146

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2005

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

Common Stock, $.05 Par Value – 5,275,723 shares

(excluding treasury shares) as of May 31, 2005

ASTRO-MED, INC.

Part I. FINANCIAL INFORMATION

ASTRO-MED, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	April 30, 2005	January 31, 2005
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and Cash Equivalents	$3,539,314	$6,225,122
Securities Available for Sale	10,183,593	7,757,904
Accounts Receivable, Net	9,908,866	9,351,704
Inventories	9,824,229	9,364,279
Prepaid Expenses and Other Current Assets	659,676	603,369
Deferred Taxes	3,423,928	3,423,928

Total Current Assets	37,539,606	36,726,306

PROPERTY, PLANT AND EQUIPMENT
Less Accumulated Depreciation	7,278,452	7,305,946

OTHER ASSETS
Goodwill	2,336,721	2,336,721
Amounts Due from Officers	480,314	480,314
Other	189,137	189,384

	$47,824,230	$47,038,671

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts Payable	$2,565,534	$2,192,581
Accrued Compensation	1,546,685	1,602,144
Accrued Expenses	2,737,634	2,596,486
Deferred Revenue	578,943	613,017
Income Taxes Payable	677,744	453,620

Total Current Liabilities	8,106,540	7,457,848

DEFERRED TAX LIABILITIES	1,169,445	1,172,420

SHAREHOLDERS’ EQUITY
Preferred Stock, $10 Par Value, Authorized 100,000 Shares, None Issued	—	—
Common Stock, $.05 Par Value, Authorized 13,000,000 Shares, Issued, 6,299,595 and 6,298,842 Shares, respectively (Note 1)	314,987	314,949
Additional Paid-In Capital (Note 1)	16,051,772	16,045,503
Retained Earnings (Note 1)	28,513,789	28,328,239
Treasury Stock, at Cost, 1,024,106 and 1,020,722 Shares, respectively	(6,579,147)	(6,548,984)
Accumulated Other Comprehensive Income	246,844	268,696

	38,548,245	38,408,403

	$47,824,230	$47,038,671

See notes to condensed consolidated financial statements.

ASTRO-MED, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three-Months Ended
	April 30, 2005	May 1, 2004
	(Unaudited)
Net Sales	$14,193,266	$14,242,268
Cost of Sales	8,504,939	8,448,163

Gross Profit	5,688,327	5,794,105

Costs and Expenses:
Selling, General and Administrative	4,219,698	3,901,186
Research and Development	953,053	957,419

	5,172,751	4,858,605

Operating Income	515,576	935,500

Other Income:
Investment Income	113,411	108,650
Other, Net	(6,419)	(12,982)

	106,992	95,668

Income Before Income Taxes	622,568	1,031,168
Income Tax (Expense) Benefit	(224,124)	567,102

Net Income	$398,444	$1,598,270

Net Income Per Common Share - Basic	$0.08	$0.30
Net Income Per Common Share - Diluted	$0.07	$0.27

Weighted Average Number of Common and Common Equivalent Shares Outstanding - Basic	5,277,431	5,245,385

Weighted Average Number of Common and Common Equivalent Shares Outstanding - Diluted	5,711,926	5,850,848

Dividends Declared Per Common Share	$0.04	$0.04

See notes to condensed consolidated financial statements.

ASTRO-MED, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three-Months Ended
	April 30, 2005	May 1, 2004
	(Unaudited)
Cash Flows from Operating Activities:
Net Income	$398,444	$1,598,270
Adjustments to Reconcile Net Income to Net Cash Provided by (Used in) Operating Activities:
Depreciation and Amortization	335,228	296,666
Deferred Income Taxes	—	(938,917)
Changes in Assets and Liabilities:
Accounts Receivable	(557,162)	(615,788)
Inventories	(459,950)	335,409
Income Taxes Payable	224,124	147,110
Other	(38,592)	(348,920)
Accounts Payable and Accrued Expenses	424,568	(856,868)

Total Adjustments	(71,784)	(1,981,308)

Net Cash Provided by (Used in) Operating Activities	326,660	(383,038)

Cash Flows from Investing Activities:
Proceeds from Maturities of Securities Available for Sale	754,794	622,879
Purchases of Securities Available of Sale	(3,225,580)	(1,145,972)
Additions to Property, Plant and Equipment	(304,932)	(499,024)

Net Cash (Used in) Investing Activities	(2,775,718)	(1,022,117)

Cash Flows from Financing Activities:
Proceeds from Common Shares Issued Under Employee Stock Option and Benefit Plans	6,307	401,685
Shares Repurchased	(30,163)	—
Dividends Paid	(212,894)	(189,820)

Net Cash (Used in) Provided by Financing Activities	(236,750)	211,866

Net Increase (Decrease) in Cash and Cash Equivalents	(2,685,808)	(1,193,289)
Cash and Cash Equivalents, Beginning of Period.	6,225,122	4,998,643

Cash and Cash Equivalents, End of Period	$3,539,314	$3,805,354

Supplemental Disclosures of Cash Flow Information:
Cash Paid During the Period for:
Income Taxes	$—	$25,977
Non-Cash Transfer from Retained Earnings to Additional Paid in Capital and Capital Stock Due to the Declaration of the 10% Stock Dividend	$—	$5,245,927

See notes to condensed consolidated financial statements.

ASTRO-MED, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2005

Note 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) The accompanying financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments consisting of normal recurring adjustments which, in the opinion of management, are necessary for a fair statement of the results of the interim periods presented. These financial statements do not include all disclosures associated with annual financial statements and, accordingly, should be read in conjunction with footnotes contained in the Company’s annual report on Form 10-K for the year ended January 31, 2005.

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

	Three-Months Ended
	April 30, 2005	May 1, 2004
Weighted Average Common Shares Outstanding - Basic	5,277,431	5,245,385
Diluted Effect of Options Outstanding	434,495	605,463

Weighted Average Common Shares Outstanding - Diluted	5,711,926	5,850,848

For the three-months ended April 30, 2005 and May 1, 2004, the diluted per share amounts do not reflect options outstanding of 239,800 and 3,300, respectively. These outstanding options were not included in the weighted average common shares outstanding because the exercise price of the option was greater than the average market price of the underlying stock during the periods presented.

ASTRO-MED, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(d) Stock-Based Compensation: The Company follows Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees” and related interpretations in accounting for our stock-based compensation plans and have elected to continue to use the intrinsic value-based method to account for stock option grants. The Company has adopted the disclosure-only provisions of SFAS No. 148, “Accounting for Stock Based Compensation – Transition and Disclosure”, an amendment of SFAS No. 123. Accordingly, no compensation expense has been recognized for our stock-based compensation plans. The fair value of each option granted was estimated on the grant date using the Black-Scholes option-pricing model.

	Three-Months Ended
	April 30, 2005	May 1, 2004
Net income As Reported	$398,444	$1,598,270
Less: Total Stock-Based Employee Compensation Expense Determined Under Fair Value Based Method, Net of Tax	(81,721)	(9,597)

Pro forma Net Income	$316,723	$1,588,673

Net Income Per Share:
Basic
As Reported	$0.08	$0.30
Pro forma	$0.06	$0.30
Diluted
As Reported	$0.07	$0.27
Pro forma	$0.06	$0.27

In December 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), “Share-Based Payment” (“SFAS No. 123-R”) which replaces SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”) and superceded APB No. 25. SFAS No. 123-R requires companies to measure compensation costs for share-based payments to employees, including stock options, at fair value and expense such compensation over the service period beginning with the first interim or annual period after June 15, 2005. In April 2005, the Securities and Exchange Commission delayed the transition date for companies to the first fiscal year beginning after June 15, 2005, effectively delaying the Company’s required adoption until the first quarter of fiscal 2007. The Company is evaluating the requirements of SFAS No. 123-R and has not yet determined the method of adoption of SFAS No. 123-R, nor the effect that SFAS No. 123-R will have on its financial position and results of operations.

(e) Revenue Recognition: The majority of the Company’s product sales are recorded at the time of shipment, when legal title has transferred and risk of loss passes to the customer, when persuasive evidence of an arrangement exists, the seller’s price to the buyer is fixed or determinable and collectibility is reasonably assured in accordance with the requirements in Staff Accounting Bulletin (“SAB”) 104, “Revenue Recognition in Financial Statements.” When a sale arrangement involves training or installation, the deliverables in the arrangement are evaluated to determine whether they represent separate units of accounting in accordance with SAB 104 and EITF 00-21, “Revenue Arrangements With Multiple Deliverables”. This evaluation occurs at inception of the arrangement and as each item in the arrangement is delivered. The total fee from the arrangement is allocated to each unit of accounting based on its relative fair value. Fair value for each element is established generally based on the sales price charged when the same or similar element is sold separately. Revenue is recognized when revenue recognition criteria for each unit of accounting are met. When other significant obligations remain after products are delivered, revenue is recognized only after such obligations are fulfilled. All of the Company’s equipment contains embedded operating systems and data management software which is included in the purchase price of the equipment. The software is deemed incidental to the system as a whole as it is not sold separately or marketed separately and its production costs are minor as compared to those of the hardware system. Returns and customer credits are infrequent and are recorded as a reduction to sales. Rights of return are not included in sales arrangements. Revenue associated with products that contain specific customer acceptance criteria is not recognized before the customer acceptance criteria are satisfied. Discounts from list prices are recorded as a reduction to sales. Amounts billed to customers for shipping and handling fees are included in sales.

Note 2 - COMPREHENSIVE INCOME

The Company’s total comprehensive income is as follows:

	Three-Months Ended
	April 30, 2005	May 1, 2004
Comprehensive Income:
Net Income	$398,444	$1,598,270
Other Comprehensive Income:
Foreign currency translation adjustments, net of tax	4,322	(232,527)
Unrealized gain (loss) on securities:
Unrealized holding gain (loss) arising during the period, net of tax	(26,174)	4,145

Other Comprehensive Income (Loss)	(21,852)	(228,382)

Comprehensive Income	$376,592	$1,369,888

ASTRO-MED, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 3 - INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out) or market and include material, labor and manufacturing overhead. The components of inventories were as follows:

	April 30, 2005	January 31, 2005
Materials and Supplies	$5,152,976	$5,154,931
Work-In-Process	1,745,458	969,767
Finished Goods	2,925,795	3,239,581

	$9,824,229	$9,364,279

Note 4 - INCOME TAXES

An income tax expense of $224,124 was recorded in the first quarter of the current year which is equal to an effective tax rate of 36%. This compares to an income tax benefit of $567,102 in the first quarter of the prior year. The prior year income tax benefit includes 1) an income tax expense on the current quarter’s income of $372,000 which is equal to an effective rate of 36% and 2) a $939,000 one-time non-cash tax benefit related to the release of the valuation allowance on the net deferred tax asset that was established in fiscal year 2003. In fiscal year 2003, as required by SFAS 109 “Accounting for Income Taxes”, the Company established a full valuation allowance on its net deferred tax asset as a result of the uncertainty as to whether these deferred tax assets would “more likely than not” be realized in the future. Based on the facts and circumstances at that time, it was determined that a full valuation allowance was required and it was stated that until an appropriate level of profitability could be sustained no tax benefits would be realized. As of the first quarter of fiscal year 2005, Management believed that an appropriate level of profitability has been established and maintained and it is more likely than not the deferred tax assets will be realized in the future. Management made this determination based on a review of the facts and circumstances as of May 1, 2004. This review consisted of an analysis of the Company’s performance, the market environment in which the Company currently operates, the length of carryforward periods, the existing sales backlog and the future sales projections. The effective income tax rates used in the interim condensed financial statements are estimates of the full year’s rates.

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

ASTRO-MED, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Summarized below are the sales and segment operating profit (loss) for each reporting segment for the three-months ended April 30, 2005 and May 1, 2004.

	Sales		Segment Operating Profit (Loss)
	April 30, 2005	May 1, 2004	April 30, 2005	May 1, 2004
T&M	$2,622,000	$2,942,000	$(22,000)	$93,000
QuickLabel	7,054,000	6,931,000	563,000	824,000
G-T	4,517,000	4,369,000	743,000	743,000

Total	$14,193,000	$14,242,000	1,284,000	1,660,000

Corporate Expenses			769,000	724,000

Operating Income			515,000	936,000
Other Income, Net			107,000	95,000

Income Before Income Taxes			622,000	1,031,000
Income Tax (Expense) Benefit			(224,000)	567,000

Net Income			$398,000	$1,598,000

Note 6 – PRODUCT WARRANTY LIABILITY

Changes in the Company’s product warranty liability during the quarters ended April 30, 2005 and May 1, 2004, respectively are as follows:

	April 30, 2005	May 1, 2004
Balance, beginning of the period	$208,642	$176,000
Warranties issued during the period	106,086	118,405
Settlements made during the period	(96,086)	(118,405)

Balance, end of the period	$218,642	$176,000

ASTRO-MED, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Business Overview

This section should be read in conjunction with the Condensed Consolidated Financial Statements of the Company included elsewhere herein and the Company’s January 31, 2005 Form 10-K.

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

The Company’s Test & Measurement (T&M) products are a comprehensive line of data recording instruments for the aerospace, automotive, pulp and paper, metal mill, transportation and manufacturing industries. These recording solutions provide customers with a complete record of their data, whether they are troubleshooting a process, performing preventative maintenance or gathering mission critical data. The ruggedized products include printers and Ethernet switches designed to withstand the rigors of airborne and other military applications.

The Company’s QuickLabel Systems (QuickLabel) product group provides a complete system for producing “the labels that you want when you need them.” QuickLabel’s flagship products, the digital color label printers, and its line of entry-level barcode/single-color digital label printers, are used by manufacturers and producers to print short runs of custom labels in-house. QuickLabel’s printing supplies and label creation software are integral parts of the printing system that enhance output quality and user experience. QuickLabel’s digital label printers also generate revenue through label, tag and thermal transfer ribbon consumable sales. QuickLabel engineers and manufactures certain unique printing supplies especially for use in optimizing the performance of the QuickLabel brand of digital printers, as well as in the use of all other major brands of desktop and tabletop printers.

Grass-Telefactor (G-T) product group offers a range of instrumentation and supplies for clinical and biomedical research applications. The clinical product line includes in-lab, in-hospital, and ambulatory integrated systems for clinical EEG and PSG, epilepsy diagnosis and surgery, critical care and intraoperative neuromonitoring. These products offer a variety of features including networking, database and report generation capabilities in addition to powerful data acquisition and analysis tools.

The Company markets and sells its products and services globally through a diverse distribution structure of sales personnel, manufacturing representatives and dealers that deliver a full complement of branded products and services to customers in our several markets.

Results of Operations

Three-Months Ending April 30, 2005 vs. Three-Months Ending May 1, 2004

	April 30, 2005	Sales as a % of Total Sales	May 1, 2004	Sales as a % of Total Sales	% Increase (Decrease) Over Prior Year
T&M	$2,622,000	18.4%	$2,942,000	20.7%	(10.8)%
QuickLabel	7,054,000	49.7%	6,931,000	48.7%	1.7%
G-T	4,517,000	31.9%	4,369,000	30.6%	3.3%

Total	$14,193,000	100.0%	$14,242,000	100.0%	(0.3)%

ASTRO-MED, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Results of Operations (Continued)

Three-Months Ending April 30, 2005 vs. Three-Months Ending May 1, 2004

Sales revenue in the first quarter were $14,193,000, comparable to the prior year’s first quarter sales revenue of $14,242,000. The Company’s sales in its QuickLabel Systems and G-T product groups reported nominal increments, whereas sales from the T&M product group were down 11% from the previous year’s first quarter sales. Sales through the Company’s channels of distribution were mixed with domestic sales being flat with the prior year, while international sales were down 1.4% from the prior year. However, excluding the $180,000 favorable impact of foreign exchange rates, international sales decreased 5.5%.

Hardware sales in the quarter were $6,394,000 reflecting a 9.5% decrease from the prior year’s hardware sales of $7,069,000. The decrease from the prior year is traceable to a decline in first quarter shipments of the T&M product group’s Everest product. Sales of these high end telemetry workstation recorders were off as new orders from aerospace customers were weak due to funding constraints. Other hardware products that contributed to the lower volume include G-T EEG sales, down $184,000 due to pricing pressures and monochrome printer sales off $180,000 due to a blanket shipment of monochrome printers to an international customer reported in the first quarter of the prior year. Notwithstanding the volume of overall hardware sales, the Company’s hardware shipments were bolstered by unit volume for the QLS 4100XE color printer line, up 10%, G-T sleep and epilepsy product offerings, up 9%, as well the T&M product group’s Dash series of portable recorder products up 10%.

The Company’s consumable sales continue to grow with the first quarter volume reaching $6,354,000, reflecting an increase of 8.4% from the prior year. The product lines driving the growth include the QuickLabel media products of color ribbons and labels, up 6.6% and G-T product group’s suite of supplies, up 36.6% from the prior year.

Sales of the Company’s service related-products in the quarter were $1,446,000, increasing 10% from the prior year’s sales as demand for the Company’s service contracts, parts and repair services continue to be strong.

Gross profit dollars were $5,689,000, which generated a margin yield of 40.1% for the quarter as compared to a margin yield last year of 40.7%. The decline in the gross profit margin was an outgrowth of sales mix and lower manufacturing overhead absorption associated with flat sales.

Operating expenses were $5,172,000 for the quarter in the current fiscal year compared to $4,859,000 for the same quarter in the previous fiscal year. Selling expenses increased 9.6% from the prior year as a result of additional direct field selling expense in our QuickLabel product group and the approximately $60,000 unfavorable foreign exchange rate impact on our foreign office expenses. G&A was essentially flat with the prior year. Research and development spending was also flat with the prior year. Operating income margins in the quarter were 3.6% which was 300 basis points behind the operating income margin of 6.6% reported in the prior year.

An income tax expense of $224,124 was recorded in the first quarter of the current year which is equal to an effective tax rate of 36%. This compares to an income tax benefit of $567,102 in the first quarter of the prior year. The prior year income tax benefit includes 1) an income tax expense on the current quarter’s income of $372,000 which is equal to an effective tax rate of 36% and 2) a $939,000 one-time non-cash tax benefit related to the release of the valuation allowance on the net deferred tax asset that was established in fiscal year 2003. In fiscal year 2003, as required by SFAS 109 “Accounting for Income Taxes”, the Company established a full valuation allowance on its net deferred tax assets as a result of the uncertainty as to whether these deferred tax asset would “more likely than not” be realized in the future. Based on the facts and circumstances at that time, it was determined that a full valuation allowance was required and it was stated that until an appropriate level of profitability could be sustained no tax benefits would be realized. As of the first quarter of fiscal year 2005, Management believed that an appropriate level of profitability has been established and maintained and it is more likely than not the deferred tax assets will be realized in the future. Management made this determination based on a review of the facts and circumstances as of May 1, 2004. This review consisted of an analysis of the Company’s performance, the market environment in which the Company currently operates, the length of carryforward periods, the existing sales backlog and the future sales projections. The effective income tax rates used in the interim condensed financial statements are estimates of the full year’s rates.

Net income in the first quarter was $399,000, reflecting a 2.8% return on sales and an EPS of $0.07 per diluted share. For the comparable period in the previous year, net income was $1,598,000, reflecting an 11.2% return on sales and an EPS of $0.27 per diluted share. The prior year net income includes a $939,000, or $0.16 per diluted share one-time, non-cash tax benefit related to the release of the valuation allowance on the net deferred tax assets that was established in fiscal 2003.

The Company reports three reporting segments consistent with its sales product groups: Test & Measurement (T&M); QuickLabel Systems (QuickLabel) and Grass-Telefactor (G-T). The Company evaluates segment performance based on the segment profit before corporate and financial administration expenses.

ASTRO-MED, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Results of Operations (Continued)

Three-Months Ending April 30, 2005 vs. Three-Months Ending May 1, 2004

Summarized below are the sales and segment operating profit (loss) for each reporting segment.

	Sales		Segment Operating Profit (Loss)
	April 30, 2005	May 1, 2004	April 30, 2005	May 1, 2004
T&M	$2,622,000	$2,942,000	$(22,000)	$93,000
QuickLabel	7,054,000	6,931,000	563,000	824,000
G-T	4,517,000	4,369,000	743,000	743,000

Total	$14,193,000	$14,242,000	1,284,000	1,660,000

Corporate Expenses			769,000	724,000

Operating Income			515,000	936,000
Other Income, Net			107,000	95,000

Income Before Income Taxes			622,000	1,031,000
Income Tax (Expense) Benefit			(224,000)	567,000

Net Income			$398,000	$1,598,000

Test & Measurement

T&M sales were $2,622,000 for the quarter compared to $2,942,000 in the prior year. The decrease of $320,000, or 10.8%, was driven entirely by a reduction in Hardware sales. Everest sales decreased approximately 50% from the prior year. Sales of these high end telemetry workstation recorders were off as new orders from aerospace customers were weak due to funding constraints. Tempering the Everest results were sales increases in the Dash series and the Toughwriter product lines. Consumables and Service & Other were consistent with the prior year. Operating expenses were also consistent with the prior year. As a consequence of the lower sales volume, the T&M segment experienced an operating loss.

QuickLabel Systems

QuickLabel sales were $7,054,000 for the quarter compared to $6,931,000 in the prior year. The increase of $123,000, or 1.7%, was driven by an increase in the 4100XE and consumables. Service & Other was consistent with the prior year. Operating expenses increased 15.7% as QuickLabel made investments in field sales personnel when compared to the prior year. As a consequence of the increase in the field sales expense with the 1.7% increase in sales, the QuickLabel segment operating profit margin declined to 8% from 12% in the prior year.

Grass-Telefactor

G-T sales were $4,517,000 for the quarter compared to $4,369,000 in the prior year. The increase of $148,000, or 3.3% was driven by an increase in electrode consumables, sleep and LTM hardware sales along with a slight decrease in EEG hardware sales. During the quarter operating expenses were consistent with the prior year. As a consequence of a sales mix shift and lower manufacturing absorption, the G-T segments operating profit margin decreased to 16% from 17% in the prior year.

Financial Condition

The Company expects to finance its future working capital needs, capital expenditures and acquisition requirements through internal funds. To the extent the Company’s capital and liquidity requirements are not satisfied internally, the Company may utilize a $3.5 million unsecured bank line of credit, all of which is currently available. Borrowings under this line of credit bear interest at the bank’s prime rate. The expiration date of this line of credit is July 31, 2006.

The Company’s Statements of Cash Flows for the three-months ending April 30, 2005 and May 1, 2004 are included on page 5. Net cash flow provided by operating activities for the current quarter was $326,660 versus net cash flow used in operations of $383,038 in the first quarter of the previous year. The increase in the current quarter cash flow over the prior year can be attributed almost entirely to better working capital management. The accounts receivable balance increased 6% to $9,908,866, up from $9,351,704 at year-end. The cash collection cycle also slowed to 58 days sales outstanding at the end of the quarter as compared to the 55 days sales outstanding at year-end. Inventory increased 5% to $9,824,229, up from $9,364,279 at year-end. Inventory turns slowed to 2.8 times as compared to 3.0 times at year-end. The unfavorable increase in accounts receivable and inventory were offset by the Company by extending accounts payables.

ASTRO-MED, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Financial Condition (Continued)

Cash and securities available for sale at the end of the first quarter totaled $13,722,907, down from $13,983,026 at year-end. The decrease in cash and securities available for sale can be attributed to the additional cash provided by operations in the first quarter of this year, offset by the $304,932 of capital expenditures made in the quarter, the repurchase of $30,163 of the Company’s common stock and the $212,894 dividend payment. Capital expenditures consisted primarily of the purchase of machinery and equipment that will be used to increase capacity and efficiency.

During the quarter the Company purchased $3,225,580 of marketable securities.

The Company paid cash dividends in the quarter of $212,894 or $0.04 per common share.

In the first quarter ending April 30, 2005, the Company received $6,307 of proceeds from the exercise of employee stock options.

Management plans to conduct a broad evaluation of its current enterprise resource planning (ERP) system to ensure the Company’s Information Technology (IT) systems are appropriate to support the growth, profitability and internal control requirements of a multi-national company.

Critical Accounting Policies, Commitments and Certain Other Matters

In the Company’s Form 10-K for the year ended January 31, 2005, the Company’s most critical accounting policies and estimates upon which our financial status depends were identified as those relating to revenue recognition, warranty claims, bad debt, customer returns, inventories and long-lived assets. We considered the disclosure requirements of Financial Release (“FR”) 60 (“FR-60”) regarding critical accounting policies and FR-61 regarding liquidity and capital resources, certain trading activities and related party/certain other disclosures, and concluded that nothing materially changed during the quarter that would warrant further disclosure under these releases.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Astro-Med, Inc.’s exposure to market risk has not changed materially from its exposure at January 31, 2005 as set forth in Item 7A in Astro-Med, Inc.’s Form 10K for the fiscal year ended January 31, 2005.

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

Item 5. Market for Registrant’s Common Stock, Related Stockholder’s Matters and Issuer Purchases

During the first quarter of fiscal 2006, the Company made the following repurchases of its common stock

	Total Number of Shares Repurchased	Average price Paid per Share	Total Number of Shares Repurchased as part of Publicly Announced Plans or Programs (a)	Maximum Number of Shares That May Be Repurchased Under the Plans or Programs (a)
February 1 – February 26	—	—	—	550,973
February 27 – March 26	—	—	—	550,973
March 27 – April 30	3,384	$8.91	3,384	547,589

(a)	On August 16, 2004, the Company announced that its Board of Directors had approved the repurchase of 600,000 shares of common stock. This is an ongoing authorization without any expiration date.

Item 6. Exhibits

(a) Exhibits:

The following exhibits are filed as part of this report on Form 10-Q:

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)

32.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b) and 18 U.S.C. 1350

32.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b) and 18 U.S.C. 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASTRO-MED, INC.
(Registrant)

Date: June 2, 2005	By	/s/ A.W. Ondis
A.W. Ondis, Chairman
(Principal Executive Officer)

Date: June 2, 2005	By	/s/ Joseph P. O’Connell
Vice President and Treasurer
(Principal Financial Officer)