Form 10-Q
period 2005-07-30
ASTRO MED INC /NEW/
filed 2005-09-09
CIK 8146

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐.    No   ☒.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.05 Par Value – 5,278,403 shares

(excluding treasury shares) as of August 22, 2005

ASTRO-MED, INC.

Part I. FINANCIAL INFORMATION

ASTRO-MED, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	July 30, 2005	January 31, 2005
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and Cash Equivalents	$2,179,149	$6,225,122
Securities Available for Sale	11,542,906	7,757,904
Accounts Receivable, Net	9,902,262	9,351,704
Inventories	9,624,493	9,364,279
Prepaid Expenses and Other Current Assets	671,865	603,369
Deferred Tax Assets	3,423,928	3,423,928

Total Current Assets	37,344,603	36,726,306

PROPERTY, PLANT AND EQUIPMENT	26,671,126	26,404,489
Less Accumulated Depreciation	(19,747,190)	(19,098,543)

	6,923,936	7,305,946

OTHER ASSETS
Goodwill	2,336,721	2,336,721
Amounts Due from Officers	480,314	480,314
Other	186,781	189,384

	$47,272,355	$47,038,671

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts Payable	$2,249,651	$2,192,581
Accrued Compensation	1,361,792	1,602,144
Accrued Expenses	2.585,100	2,596,486
Deferred Revenue	599,874	613,017
Income Taxes Payable	652,743	453,620

Total Current Liabilities	7,449,160	7,457,848

Deferred tax Liabilities	1,056,748	1,172,420

TOTAL LIABILITIES	8,505,908	8,630,268

SHAREHOLDERS’ EQUITY
Preferred Stock, $10 Par Value, Authorized 100,000 Shares, None Issued	—	—
Common Stock, $.05 Par Value, Authorized 13,000,000 Shares, Issued, 6,300,309 and 6,298,842 Shares, respectively (Note 1)	315,015	314,949
Additional Paid-In Capital (Note 1)	16,057,946	16,045,503
Retained Earnings (Note 1)	28,924,682	28,328,239
Treasury Stock, at Cost, 1,024,106 and 1,020,722 Shares, respectively	(6,579,147)	(6,548,984)
Accumulated Other Comprehensive Income	47,951	268,696

TOTAL SHAREHOLDERS’ EQUITY	38,766,447	38,408,403

	$47,272,355	$47,038,671

ASTRO-MED, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three-Months Ended
	July 30, 2005	July 31, 2004
	(Unaudited)
Net Sales	$14,648,202	$13,990,031
Cost of Sales	8,317,551	8,070,197

Gross Profit	6,330,651	5,919,834

Costs and Expenses:
Selling, General and Administrative	4,434,295	4,036,545
Research and Development	991,419	966,139

	5,425,714	5,002,684

Operating Income	904,937	917,150

Other Income (Expense):
Investment Income	105,763	89,959
Other, Net	(13,505)	(65,725)

	92,258	24,234

Income Before Income Taxes	997,195	941,384
Income Tax Provision	(375,262)	(338,905)

Net Income	$621,933	$602,479

Net Income Per Common Share:
Basic	$0.12	$0.11
Diluted	$0.11	$0.10

Weighted Average Number of Common Shares Outstanding:
Basic	5,275,723	5,307,253
Diluted	5,728,220	5,817,430

Dividends Declared Per Common Share	$0.04	$0.04

ASTRO-MED, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Six-Months Ended
	July 30, 2005	July 31, 2004
	(Unaudited)
Net Sales	$28,841,455	$28,232,298
Cost of Sales	16,822,481	16,518,360

Gross Profit	12,018,974	11,713,938

Costs and Expenses:
Selling, General and Administrative	8,653,988	7,937,730
Research and Development	1,944,473	1,923,558

	10,598,461	9,861,288
Operating Income	1,420,513	1,852,650

Other Income (Expense):
Investment Income	202,295	198,609
Other, Net	(3,045)	(78,707)

	199,250	119,902

Income Before Income Taxes	1,619,763	1,972,552
Income Tax Benefit (Provision)	(599,386)	228,197

Net Income	$1,020,377	$2,200,749

Net Income Per Common Share:
Basic	$0.19	$0.42
Diluted	$0.18	$0.38

Weighted Average Number of Common Shares Outstanding:
Basic	5,276,567	5,276,321
Diluted	5,720,063	5,834,141

Dividends Declared Per Common Share	$0.08	$0.08

ASTRO-MED, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six-Months Ended
	July 30, 2005	July 31, 2004
	(Unaudited)
Cash Flows from Operating Activities:
Net Income	$1,020,377	$2,200,749
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	746,558	603,429
Deferred Income Taxes	—	(938,917)
Changes in Assets and Liabilities:
Accounts Receivable	(550,558)	(277,260)
Inventories	(260,214)	(261,355)
Other	(403,296)	118,975
Income Taxes Payable	199,123	219,214
Accounts Payable and Accrued Expenses	(207,811)	(490,999)

Total Adjustments	(476,198)	(1,026,913)

Net Cash Provided by Operating Activities	544,179	1,173,836

Cash Flows from Investing Activities:
Proceeds from Maturities of Securities Available for Sale	1,379,257	2,329,043
Purchases of Securities Available for Sale	(5,194,090)	(2,179,410)
Additions to Property, Plant and Equipment	(333,731)	(623,117)

Net Cash Used by Investing Activities	(4,148,564)	(473,484)

Cash Flows from Financing Activities:
Proceeds from Common Shares Issued Under Employee Benefit Plans and Exercises of Stock Options	12,509	453,066
Purchases of Treasury Stock	(30,163)	(20,105)
Dividends Paid	(423,934)	(401,997)

Net Cash Provided (Used) by Financing Activities	(441,588)	30,964

Net Increase (Decrease) in Cash and Cash Equivalents	(4,045,973)	731,316
Cash and Cash Equivalents, Beginning of Period.	6,225,122	4,998,643

Cash and Cash Equivalents, End of Period	$2,179,149	$5,729,959

Supplemental Disclosures of Cash Flow Information:
Cash Paid During the Period for:
Income Taxes	$400,263	$66,835
Non-cash Transfer from Retained Earnings to Capital Stock and Additional Paid-in Capital Due to the Issuance of the 10% Stock Dividend	$—	$5,245,927

ASTRO-MED, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

July 30, 2005

(Unaudited)

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

(b) 10% Stock Dividend: On April 19, 2004, the Company declared a 10% stock dividend that was distributed to shareholders on May 26, 2004. An amount equal to the fair value of the additional shares was transferred from Retained Earnings to Additional Paid-in Capital and Common Stock as of the declaration date. The net income per common share and weighted average share amounts for the three and six month periods ended July 31, 2004 were computed assuming the stock dividend had occurred at the beginning of the periods.

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

	Three-Months Ended		Six-Months Ended
	July 30, 2005	July 31, 2004	July 30, 2005	July 31, 2004
Weighted Average Common Shares Outstanding – Basic	5,275,723	5,307,253	5,276,567	5,276,321
Effect of Dilutive Options	452,497	510,177	443,496	557,820

Weighted Average Common Shares Outstanding – Diluted	5,728,220	5,817,430	5,720,063	5,834,141

For the three-month and six-month periods ended July 30, 2005 and July 31, 2004, the diluted per share amounts do not reflect options outstanding of 236,500 and 252,450, respectively. These outstanding options were not included in the weighted average common shares outstanding because the exercise prices of the options were greater than the average market price of the Company’s stock during the periods presented.

ASTRO-MED, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

July 30, 2005

(Unaudited)

(d) Stock-Based Compensation: The Company follows Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees” and related interpretations in accounting for its stock-based compensation plans and has elected to continue to use the intrinsic value-based method to account for stock option grants. The Company has adopted the disclosure-only provisions of SFAS No. 148, “Accounting for Stock Based Compensation – Transition and Disclosure”, an amendment of SFAS No. 123. Accordingly, no compensation expense has been recognized for stock-based compensation plans. The fair value of each option granted was estimated on the grant date using the Black-Scholes option-pricing model.

	Three-Months Ended		Six-Months Ended
	July 30, 2005	July 31, 2004	July 30, 2005	July 31, 2004
As Reported Net Income	$621,933	$602,479	$1,020,377	$2,200,749
Less: Total Stock-Based Employee Compensation Expense Determined Under Fair Value Based Method	77,339	71,982	159,060	81,579

Pro Forma Net Income	$544,594	$530,497	$861,317	$2,119,170

Net Income Per Share:
As Reported, Basic	$0.12	$0.11	$0.19	$0.42
Pro Forma, Basic	$0.10	$0.10	$0.16	$0.40
As Reported, Diluted	$0.11	$0.10	$0.18	$0.38
Pro forma, Diluted	$0.10	$0.09	$0.15	$0.36

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

(f) New Accounting Pronouncements: In December 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), “Share-Based Payment” (“SFAS No. 123-R”) which, upon becoming effective, will replace SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”) and will supersede APB No. 25. SFAS No. 123-R requires companies to measure compensation costs for share-based payments to employees, including stock options, at fair value and expense such compensation over the service period beginning with the first annual period after June 15, 2005. The Company is evaluating the requirements of SFAS No. 123-R and has not yet determined the method of adoption of SFAS No. 123-R, nor the effect that SFAS No. 123-R will have on its financial position and results of operations.

In May 2005, the FASB issued SFAS No. 154, “Accounting for Changes and Error Corrections – a Replacement of APB Opinion No. 20 and SFAS No. 3”, which changes the requirements for accounting and reporting of a change in accounting principle. The Statement applies to all voluntary changes in accounting principles and to changes required by an accounting pronouncement in the event that the pronouncement does not include specific transition provisions. This statement requires retroactive application to prior period financial statements of change in accounting principle, unless it is impracticable to determine either the period specific effects or the cumulative effect of the change. The Company is required to adopt this statement during the first quarter of fiscal 2007. We do not expect the adoption of this statement to have a material impact on our financial condition or results of operations.

ASTRO-MED, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

July 30, 2005

(Unaudited)

NOTE 2 – COMPREHENSIVE INCOME

The Company’s total comprehensive income is as follows:

	Three-Months Ended		Six-Months Ended
	July 30, 2005	July 31, 2004	July 30, 2005	July 31, 2004
Comprehensive Income:
Net Income	$621,933	$602,479	$1,020,377	$2,200,749
Other Comprehensive Income (Loss):
Foreign currency translation adjustments, net of tax	(186,599)	(61,010)	(190,915)	(133,706)
Unrealized holding gain (loss) arising during the period, net of tax	(12,294)	(52,175)	(29,830)	(68,295)

Other Comprehensive Income(Loss)	(198,893)	(113,185)	(220,745)	(202,001)

Comprehensive Income	$423,040	$489,294	$799,632	$1,998,748

NOTE 3 – INVENTORIES

Inventories, net of reserves are stated at the lower of cost (first-in, first-out) or market and include material, labor and manufacturing overhead. The components of inventories were as follows:

	July 30, 2005	January 31, 2005
Raw Materials	$5,270,250	$5,154,931
Work-In-Process	1,380,748	969,767
Finished Goods	2,973,495	3,239,581

	$9,624,493	$9,364,279

NOTE 4 – INCOME TAXES

During the quarter ended May 1, 2004, the Company recognized a $939,000 one-time non-cash tax benefit related to the release of the valuation allowance on the net deferred tax asset that was established in fiscal year 2003. In fiscal year 2003, as required by SFAS 109 “Accounting for Income Taxes”, the Company established a full valuation allowance on its net deferred tax asset as a result of the uncertainty as to whether these deferred tax assets would “more likely than not” be realized in the future. Based on the facts and circumstances at that time, it was determined that a full valuation allowance was required and it was stated that until an appropriate level of profitability could be sustained no tax benefits would be realized. As of the first quarter of fiscal year 2005, Management believed that an appropriate level of profitability has been established and maintained and it is more likely than not the deferred tax assets will be realized in the future.

ASTRO-MED, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

July 30, 2005

(Unaudited)

NOTE 5 – SEGMENT INFORMATION

Summarized below are the sales and segment operating profit for each reporting segment for three-months ended July 30, 2005 and July 31, 2004:

	Sales		Segment Operating Profit
	July 30, 2005	July 31, 2004	July 30, 2005	July 31, 2004
T&M	$2,628,000	$2,639,000	$147,000	$224,000
Quicklabel	7,599,000	7,272,000	847,000	1,045,000
G-T	4,421,000	4,079,000	647,000	301,000

Total	$14,648,000	$13,990,000	1,641,000	1,570,000

Corporate Expenses			736,000	653,000

Operating Income			905,000	917,000
Other Income, Net			92,000	24,000

Income Before Income Taxes			997,000	941,000
Income Tax Provision			(375,000)	(339,000)

Net Income			$622,000	$602,000

Summarized below are the sales and segment operating profit (loss) for each reporting segment for the six-months ended July 30, 2005 and July 31, 2004:

	Sales		Segment Operating Profit
	July 30, 2005	July 31, 2004	July 30, 2005	July 31, 2004
T&M	$5,250,000	$5,581,000	$125,000	$317,000
Quicklabel	14,653,000	14,203,000	1,410,000	1,869,000
G-T	8,938,000	8,448,000	1,390,000	1,044,000

Total	$28,841,000	$28,232,000	2,925,000	3,230,000

Corporate Expenses			1,504,000	1,377,000

Operating Income			1,421,000	1,853,000
Other Income, Net			199,000	120,000

Income Before Income Taxes.			1,620,000	1,973,000
Income Tax Benefit (Provision)			(600,000)	228,000

Net Income			$1,020,000	$2,201,000

ASTRO-MED, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

NOTE 6 – PRODUCT WARRANTY LIABILITY

Changes in the Company’s product warranty liability during the six months ended July 30, 2005 and July 31, 2004, respectively, are as follows:

	July 30, 2005	July 31, 2004
Balance, beginning of the period	$208,642	$176,000
Warranties issued during the period	192,335	252,723
Settlements made during the period	(182,335)	(222,723)

Balance, end of the period	$218,642	$206,000

ASTRO-MED, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Business Overview

This section should be read in conjunction with the Condensed Consolidated Financial Statements of the Company included elsewhere herein and the Company’s Form 10-K for the year ended January 31, 2005.

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

The Company’s Test & Measurement (T&M) products are a comprehensive line of data recording instruments for the aerospace, automotive, pulp and paper, metal mill, transportation and manufacturing industries. These recording solutions provide customers with a complete record of their data, whether they are troubleshooting a process, performing preventative maintenance or gathering mission critical data. The T&M product group includes a suite of ruggedized products which consist of printers and Ethernet switches designed to withstand the rigors of airborne and other military applications.

The Company’s QuickLabel Systems (QuickLabel) product group provides a complete system for producing “the labels that you want when you need them.” QuickLabel’s flagship products, the digital color label printers, and its line of entry-level barcode/single-color digital label printers, are used by manufacturers and producers to print short runs of custom labels in-house. QuickLabel’s printing supplies and label creation software are integral parts of the printing system that enhance output quality and user experience. QuickLabel’s digital label printers also generate sales through a broad consumable line of products including label, tag and thermal transfer ribbons and monochrome transfer ribbons. QuickLabel engineers and manufactures certain unique printing supplies especially designed for use in optimizing the performance of the QuickLabel brand of digital printers, as well as in the use of all other major brands of desktop and tabletop printers.

Grass-Telefactor (G-T) product group offers a range of instrumentation and supplies for clinical and biomedical research applications. The clinical product line includes in-lab, in-hospital, and ambulatory integrated systems for clinical EEG and PSG, epilepsy diagnosis and surgery, critical care and intraoperative neuromonitoring. These products offer a variety of features including networking, database and report generation capabilities in addition to powerful data acquisition, monitoring and analysis tools.

The Company markets and sells its products and services globally through a diverse distribution structure of sales personnel, manufacturing representatives and dealers that deliver a full complement of branded products and services to customers in our diverse global markets.

Results of Operations

Three-Months Ended July 30, 2005 vs. Three-Months Ended July 31, 2004

Sales by product group, percent change, and percent of total sales for the three months ended July 30, 2005 and July 31, 2004 were:

	July 30, 2005	Sales as a % of Total Sales	July 31, 2004	Sales as a % of Total Sales	% Increase (Decrease) Over Prior Year
T&M	$2,628,000	17.9%	$2,639,000	18.9%	(0.4)%
QuickLabel	7,599,000	51.9%	7,272,000	52.0%	4.5%
G-T	4,421,000	30.2%	4,079,000	29.1%	8.4%

Total	$14,648,000	100.0%	$13,990,000	100.0%	4.7%

ASTRO-MED, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Results of Operations (continued):

Three-Months Ended July 30, 2005 vs. Three-Months Ended July 31, 2004

Sales in the quarter were $14,648,202, an increase of 4.7% from prior year’s second quarter sales of $13,990,031. The Company’s sales in its Quicklabel Systems and G-T product groups increased 4.5% and 8.4%, respectively. Sales in the T&M product group were flat with the prior year. Sales through our domestic channel were $10,157,033, up 3.6% from the prior year. Sales through the Company’s international channels were $4,491,169, up 7.3% from the previous year’s second quarter sales of $4,185,830. The favorable impact of the change in foreign exchange rates was approximately $50,000 which had a nominal effect on the Company’s international sales.

Hardware and software sales were $6,871,624 for the quarter, essentially flat with the prior year’s sales of $6,851,727. Flat hardware sales in the quarter was due to a blend of healthy growth in the Ruggedized products, up almost 100% from the prior year, and G-T’s sleep and EEG systems up 65.1% and 34.7%, respectively. These increases were tempered by lower sales from G-T’s long term monitoring systems and T&M’s Dash series. The prior year’s hardware sales also included a $300,000 non-recurring engineering contract from an OEM customer.

The Company’s consumable sales continue to grow with the second quarter sales volume reaching $6,587,667, a 12.3% increase over the prior year’s sales of $5,865,026. The products driving the increase include the Quicklabel media products, up 14.0% and the G-T product groups suite of supplies and electrodes, up 14.7% from the prior year.

Sales of the Company’s service related products were $1,188,912, down 6.6% from the prior year’s sales of $1,273,278. The decrease was driven by lower parts sales.

Gross profit dollars were $6,330,65, generating a margin percentage of 43.2% for the quarter as compared to a margin percentage of 42.3% for the quarter in the prior year. The higher gross profit percentage in the second quarter can be attributed to higher margins in each of the three product groups as sales shifted to a more favorable product mix within both hardware and consumables.

Operating expenses in the second quarter were $5,425,714, compared to $5,002,684 in the second quarter of the prior year. Selling and general administrative (SGA) spending increased 9.8% from last year to $4,434,295. The increase was driven by higher personnel costs, travel and trade show expenses and the impact of foreign exchange. Research & Development spending increased 2.5% from last year to $991,419.

Other income increased $68,024 to $92,258 as a result of a higher investment yield on cash and marketable securities, as well as rental income and the settlement of a lawsuit.

An income tax expense of $375,262 and $338,905 was recorded for the three-months ended July 30, 2005 and July 31, 2004, respectively. The effective tax rate for the three-months ended July 30, 2005 and July 31, 2004 was 37% and 36%, respectively.

The Company reports three reporting segments consistent with its sales product groups: Test & Measurement (T&M), QuickLabel Systems (QLS) and Grass-Telefactor (G-T). The Company evaluates segment performance based on the segment profit (loss) before corporate and financial administration expenses.

Summarized below are the sales and segment operating profit for each reporting segment for three-months ended July 30, 2005 and July 31, 2004:

	Sales		Segment Operating Profit
	July 30, 2005	July 31, 2004	July 30, 2005	July 31, 2004
T&M	$2,628,000	$2,639,000	$147,000	$224,000
Quicklabel	7,599,000	7,272,000	847,000	1,045,000
G-T	4,421,000	4,079,000	647,000	301,000

Total	$14,648,000	$13,990,000	1,641,000	1,570,000

Corporate Expenses			736,000	653,000

Operating Income			905,000	917,000
Other Income, Net			92,000	24,000

Income Before Income Taxes			997,000	941,000
Income Tax Provision			(375,000)	(339,000)

Net Income			$622,000	$602,000

Test & Measurement

T&M’s sales were $2,628,000 for the quarter compared to $2,639,000 for the same quarter in the prior year. Sales for the quarter were driven by lower Dash Series and chart paper sales. These lower sales were offset by an increase in ruggedized products. Service and other sales were comparable with the prior year. As an outgrowth of a favorable product mix, T&M achieved higher gross margins and consistent operating profits when compared to the prior year.

Quicklabel Systems

Quicklabel System sales were $7,599,000 for the quarter compared to $7,272,000 for the same quarter in the prior year. The increase of $327,000, or 4.5% was driven by a 14.2% increase in media sales, tempered by lower hardware sales. Excluding the impact of the non-recurring engineering fees, hardware sales would have been up from the prior year. Service and Other sales were down slightly from the prior year. Gross profit margins were comparable year over year. Quicklabel increased investment in promotional activities and field selling expense lowered the product group’s operating profit margin to 13.0% from 16.2% in the prior year.

ASTRO-MED, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Results of Operations (continued):

Grass-Telefactor

G-T sales were $4,421,000 for the quarter compared to $4,079,000 for the same quarter in the prior year. The increase of $342,000, or 8.4% was driven by increased hardware sales in sleep systems and EEG monitoring systems, as well as increases in the Company’s electrode consumables.

Six-Months Ended July 30, 2005 vs. Six-Months Ended July 31, 2004

Sales by product group, percent change, and percent of total sales for the six months ended July 30, 2005 and July 31, 2004 were:

	July 30, 2005	Sales as a % of Total Sales	July 31, 2004	Sales as a % of Total Sales	% Increase (Decrease) Over Prior Year
T&M	$5,250,000	18.2%	$5,581,000	19.8%	(5.9)%
QuickLabel	14,653,000	50.8%	14,203,000	50.3%	3.1%
G-T	8,938,000	40.0%	8,448,000	29.9%	5.8%

Total	$28,841,000	100.0%	$28,232,000	100.0%	2.1%

Sales for the first six-months of the current year were $28,841,000, a 2.1% increase over the $28,232,000 from the first six-months of the prior year. T&M sales were down 5.9% compared to the prior year as a result of lower aerospace orders for our Everest telemetry workstations. Quicklabel sales were up 3.1% on strong demand for media products. G-T sales were up 5.8% on strong demand for sleep systems and electrodes. Sales through our domestic channel were $19,868,626, up 1.0% from the prior year. Sales through the Company’s international channels were $8,972,823, up 5.0% over previous year’s sales of $8,848,446. Excluding the $230,000 favorable impact of the change in foreign exchange rates, international sales were up 2.2% from the prior year.

Hardware and software system sales decreased 5.7% to $13,110,547 from the prior year as a result of a reduction in aerospace orders for telemetry workstations, long term monitoring systems the engineering contract that was recorded in the prior year. These reductions were partially offset by increases within ruggedized products, sleep systems and Quicklabel 4100XE products.

Consumable sales increased 10.3% to $12,942,339 from the prior year as a result of strong demand for Quicklabel System media and G-T electrodes.

Service and other revenue was $2,788,563, essentially flat with the prior year.

Gross profit dollars were $12,018,974, which generated a margin percentage of 41.7% for the six-months of the current year as compared to a margin percentage of 41.5% for the first six-months of last year. The higher margin percentage for the first six-months of this year can be attributed to the change in sales mix for each product group.

Operating expenses for the six-months were $10,598,461, an increase of 7.4% from the prior year operating expenses of $9,861,288. Selling and general administrative spending was up 9.0% from last year to $8,653,988. The increase in selling and general administrative spending can be attributed to the increase in field sales personnel costs and increases in advertising and tradeshow expenses and the impact of changes in foreign exchange rates. Research and development funding was $1,944,473, essentially flat with the prior year

Other income increased $79,348 to $199,250 as a result of a higher investment yield on cash and marketable securities, as well as rental income, the settlement of a lawsuit and lower foreign exchange losses.

ASTRO-MED, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Results of Operations (continued):

Six-Months Ended July 30, 2005 vs. Six-Months Ended July 31, 2004

For the six months ended July 30, 2005, income tax expense of $599,386 was recorded reflecting an effective tax rate of 37.0%. This compares to an income tax benefit of $228,197 for the same period in the prior year. The prior year income tax benefit includes 1) an income tax expense on the current quarter’s income of $372,000 which is equal to an effective tax rate of 36% and 2) a $939,000 one-time non-cash tax benefit related to the release of the valuation allowance on the net deferred tax asset that was established in fiscal year 2003. In fiscal year 2003, as required by SFAS 109 “Accounting for Income Taxes”, the Company established a full valuation allowance on its net deferred tax asset as a result of the uncertainty as to whether these deferred tax assets would “more likely than not” be realized in the future. Based on the facts and circumstances at that time, it was determined that a full valuation allowance was required and it was stated that until an appropriate level of profitability could be sustained no tax benefits would be realized. As of the first quarter of fiscal year 2005, Management believed that an appropriate level of profitability has been established and maintained and it is more likely than not the deferred tax assets will be realized in the future.

Summarized below are the sales and segment operating profit (loss) for each reporting segment for the six-months ended July 30, 2005 and July 31, 2004:

	Sales		Segment Operating Profit
	July 30, 2005	July 31, 2004	July 30, 2005	July 31, 2004
T&M	$5,250,000	$5,581,000	$125,000	$317,000
Quicklabel	14,653,000	14,203,000	1,410,000	1,869,000
G-T	8,938,000	8,448,000	1,390,000	1,044,000

Total	$28,841,000	$28,232,000	2,925,000	3,230,000

Corporate Expenses			1,505,000	1,377,000

Operating Income			1,421,000	1,853,000
Other Income, Net			199,000	120,000

Income Before Income Taxes.			1,620,000	1,973,000
Income Tax Benefit (Provision)			(600,000)	228,000

Net Income			$1,020,000	$2,201,000

ASTRO-MED, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Results of Operations (continued):

Six-Months Ended July 30, 2005 vs. Six-Months Ended July 31, 2004 (Continued)

Test & Measurement

Sales were mixed within the T&M product group. Healthy demand for our ruggedized products was evident in the shipments of the cockpit printers and Toughswitch products, as well as the Dash 18 portable recorders. However, the sales increase was tempered by lower shipments of the Everest recorders where funding constraints have impacted demand in the aerospace market. Consumable sales were down 10.3% from last year as the migration from paper to digital continued.

Quicklabel Systems

The increase in sales was driven by demand for the 4100XE color printer, up 15% and consumable products, up 10%. This year’s sales growth was impacted by lower sales volume in monochrome and color printer lines. The color printer line in particular was impacted by the prior year’s sales included $300,000 in non-recurring engineering fees.

Grass-Telefactor

The growth in G-T sales is traceable to increases in clinical products and consumables. Specifically, demand for G-T sleep systems was especially strong, up 24%, while the consumable electrode products grew 27% from the prior year. These increases were tempered by lower shipments of EEG and long term monitoring systems in our clinical markets, as well as softer demand for hardware systems in the research market.

Financial Condition:

The Company’s Statements of Cash Flows for the six-months ended July 30, 2005 and July 31, 2004 are included on page 6. Net cash flow provided by operating activities for the six-months ended July 30, 2005 and July 30, 2004 were $544,179 and $1,173,836 respectively. The decline in the cash provided by operating activities between these periods can be attributed to increases in working capital requirements as both days sales outstanding and inventory turns slowed.

Cash and marketable securities available for sale at the end of the second quarter totaled $13,722,055, down from $13,983,026 at year-end. The accounts receivable collection cycle slowed by 3 days to 61 net days sales outstanding at the end of the quarter as compared to 58 net days outstanding at year-end. Inventory increased to $9,624,493 from year-end. Inventory turns slowed to 3.5 turns at the end of the quarter as compared to 3.6 turns at year-end.

Capital expenditures were $333,731 for the six-months ended July 30, 2005 as the Company purchased machinery and equipment, information technology hardware and software and tools and dies.

The Company paid cash dividends for the six-months ended July 30, 2005 of $423,934 or $0.08 per common share.

On June 17, 2005, Astro-Med, Inc. entered into an agreement with Hanover R.S. Limited Partnership, a Texas limited partnership (the “Purchaser”) for the sale of approximately 24.692 acres of land located in Braintree, Massachusetts owned by the Company (the “Property) for the purchase price of $6,100,000 to be paid in cash at the closing. The sale of the Property is subject to a 90 day feasibility period ending on September 17, 2005, during which time the Purchaser may inspect the property and terminate the sale due to any adverse conditions discovered on the Property. Following the feasibility period, the Purchaser shall have 16 months to obtain final zoning and site plan approval from all state and local governmental entities for use of the Property as a multi-family residential rental property, subject to two 30 day extensions exercisable at the option of the Purchaser upon payment to the Company of $25,000 per extension.

Upon execution of the agreement, $250,000 of earnest money was placed in escrow pending completion of the sale and an additional $250,000 is to be placed in escrow at the expiration of the feasibility period. Following the feasibility period, all such earnest money is forfeited by the Purchaser in the event that the sale is not completed due to a breach by the Purchaser. In the event of a termination of the agreement by the Purchaser during the feasibility period, all earnest money is to be returned to the Purchaser, less $5,000.

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

Item 3. Quantitative and Qualitative Disclosure about Market Risk

The Company’s exposure to market risk has not changed materially from its exposure at January 31, 2005 as set forth in Item 7A in its Form 10K for the fiscal year ended January 31, 2005.

Item 4. Controls and Procedures

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

Part II. Other Information

Item 4. Submission of matters to a vote of stockholders.

An Annual Meeting of Shareholders of the registrant was held May 10, 2005.

In an uncontested election, nominees for directors were elected by the following votes:

Name of Nominee for Director	Votes For	Votes Withheld
Albert W. Ondis	4,983,165	18,105
Everett V. Pizzuti	4,971,431	29,839
Jacques V. Hopkins	4,859,021	142,249
Hermann Viets	4,860,839	140,431
Graeme MacLetchie	4,873,734	127,536

Item 5. Unregistered sales of equity securities and use of proceeds.

During the second quarter of fiscal 2006, the Company did not repurchase any of its common stock. The maximum number of shares that can be repurchased under the current Board authorization is 547,589

Item 6. Exhibits

(a) Exhibits:

The following exhibits are filed as part of this report on Form 10-Q:

10.9	Agreement of Purchase and Sale made as of June 17, 2005 by and between Grass Properties Inc. and Hanover R.S. Limited Partnership.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)

32.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b) and 18 U.S.C. 1350

32.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b) and 18 U.S.C. 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASTRO-MED, INC.
(Registrant)

Date: September 9, 2005	By	/s/ A. W. Ondis
A. W. Ondis, Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: September 9, 2005	By	/s/ Joseph P. O’Connell
Joseph P. O’Connell,
Vice President and Treasurer
(Principal Financial Officer)