Form 10-Q
period 2005-10-29
ASTRO MED INC /NEW/
filed 2005-12-09
CIK 8146

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 29, 2005

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

Common Stock, $.05 Par Value – 5,312,843 shares (excluding treasury shares) as of December 1, 2005

ASTRO-MED, INC.

Part I. FINANCIAL INFORMATION

ASTRO-MED, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	October 29, 2005 (Unaudited)	January 31, 2005 (Audited)
ASSETS

CURRENT ASSETS
Cash and Cash Equivalents	$2,014,275	$6,225,122
Securities Available for Sale	11,732,920	7,757,904
Accounts Receivable, Net	10,127,783	9,351,704
Inventories	9,553,380	9,364,279
Prepaid Expenses and Other Current Assets	709,699	603,369
Deferred Tax Assets	3,391,960	3,423,928

Total Current Assets	37,530,017	36,726,306

PROPERTY, PLANT AND EQUIPMENT	27,128,413	26,404,489
Less Accumulated Depreciation	(20,075,821)	(19,098,543)

	7,052,592	7,305,946
OTHER ASSETS
Goodwill	2,336,721	2,336,721
Amounts Due from Officers	480,314	480,314
Other	588,620	189,384

	$47,988,264	$47,038,671

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts Payable	$2,296,100	$2,192,581
Accrued Compensation	1,407,677	1,602,144
Accrued Expenses	2,439,556	2,596,486
Deferred Revenue	516,764	613,017
Income Taxes Payable	400,619	453,620

Total Current Liabilities	7,060,716	7,457,848

OTHER LIABILITIES
Other Long Term Liabilities	500,000	—
Deferred Tax Liabilities	915,938	1,172,420

SHAREHOLDERS’ EQUITY
Common Stock, $.05 Par Value, Authorized 13,000,000 Shares, Issued, 6,336,557 and 6,298,842 Shares, respectively (Note 1)	316,832	314,949
Additional Paid-In Capital (Note 1)	16,284,274	16,045,503
Retained Earnings (Note 1)	29,386,702	28,328,239
Treasury Stock, at Cost, 1,024,106 and 1,020,722 Shares, respectively	(6,579,147)	(6,548,984)
Accumulated Other Comprehensive Income	102,949	268,696

	39,511,6101	38,408,403

	$47,988,264	$47,038,671

ASTRO-MED, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three-Months Ended (Unaudited)		Nine-Months Ended (Unaudited)
	October 29, 2005	October 30, 2004	October 29, 2005	October 30, 2004
Net Sales	$14,455,179	$13,246,011	$43,296,634	$41,478,310
Cost of Sales	8,671,507	8,094,097	25,493,988	24,612,457

Gross Profit	5,783,672	5,151,914	17,802,646	16,865,853

Costs and Expenses:
Selling, General and Administrative	4,316,543	4,075,779	12,970,531	12,013,507
Research and Development	987,446	1,069,344	2,931,919	2,992,905

Operating Expenses	5,303,989	5,145,123	15,902,450	15,006,412

Operating Income	479,683	6,791	1,900,196	1,859,441

Other Income (Expense):
Investment Income	82,572	115,503	284,866	314,112
Other, Net	(65,841)	(40,351)	(68,885)	(119,058)

	16,731	75,152	215,981	195,054

Income Before Income Taxes	496,414	81,943	2,116,177	2,054,495
Income Tax Benefit (Provision)	177,329	(29,497)	(422,057)	198,700

Net Income	$673,743	$52,446	$1,694,120	$2,253,195

Net Income per Common Share:
Basic	$0.13	$0.01	$0.32	$0.43
Diluted	$0.11	$0.01	$0.29	$0.39

Weighted Average Number of Shares Outstanding:
Basic	5,295,115	5,311,738	5,282,797	5,288,064
Diluted	5,867,461	5,770,227	5,769,243	5,812,773

Dividends Declared Per Common Share	$0.04	$0.04	$0.12	$0.12

ASTRO-MED, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine-Months Ended
	October 29, 2005 (Unaudited)	October 30, 2004 (Unaudited)
Cash Flows from Operating Activities:
Net Income	$1,694,120	$2,253,195
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	1,067,883	950,623
Deferred Income Taxes	(224,514)	(938,917)

Changes in Assets and Liabilities:
Accounts Receivable	(776,074)	706,736
Inventories	(189,100)	(373,652)
Other	(131,202)	147,072
Income Taxes Payable	(53,001)	162,884
Accounts Payable and Accrued Expenses	(344,131)	(828,783)

Total Adjustments	(650,139)	(174,037)

Net Cash Provided by Operating Activities	1,043,981	2,079,158

Cash Flows from Investing Activities:
Proceeds from Maturities of Securities Available for Sale	1,705,505	2,774,655
Purchases of Securities Available for Sale	(5,718,208)	(2,712,310)
Additions to Property, Plant and Equipment	(816,959)	(899,223)

Net Cash Used by Investing Activities	(4,829,662)	(836,878)

Cash Flows from Financing Activities:
Proceeds from Common Shares Issued Under Employee Stock Purchase Plans and Exercises of Stock Options	240,654	521,311
Shares Repurchased	(30,163)	(67,409)
Dividends Paid	(635,657)	(614,475)

Net Cash (Used) by Financing Activities	(425,166)	(160,573)

Net (Decrease) Increase in Cash and Cash Equivalents	(4,210,847)	1,081,707
Cash and Cash Equivalents, Beginning of Period.	6,225,122	4,998,643

Cash and Cash Equivalents, End of Period	$2,014,275	$6,080,350

Supplemental Disclosures of Cash Flow Information:
Cash Paid During the Period for:
Income Taxes	$586,681	$162,732
Non-cash Transfer from Retained Earnings to Capital Stock and Additional Paid in Capital Due to the Issuance of the 10% Stock Dividend	$—	$5,256,132

ASTRO-MED, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

October 29, 2005

(Unaudited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) The accompanying condensed financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), and reflect all adjustments consisting of normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the results of the interim periods. These financial statements do not include all disclosures associated with annual financial statements and, accordingly, should be read in conjunction with footnotes contained in the Company’s annual report on Form 10-K for the year ended January 31, 2005. Certain reclassifications have been made to conform to the current period reporting format.

(b) 10% Stock Dividend: On April 19, 2004, the Company declared a 10% stock dividend to shareholders of record on May 4, 2004 that was distributed to shareholders on May 26, 2004. An amount equal to the fair value of the additional shares was transferred from Retained Earnings to Additional Paid in Capital and Common Stock as of the declaration date. Income per share and weighted average share amounts for all prior periods have been restated to reflect the impact of the 10% stock dividend.

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

	Three-Months Ended		Nine-Months Ended
	October 29, 2005	October 30, 2004	October 29, 2005	October 30, 2004
Weighted Average Common Shares Outstanding – Basic	5,295,115	5,311,738	5,282,797	5,288,064
Dilutive Effect of Options Outstanding	572,346	458,489	486,446	524,709

Weighted Average Common Shares Outstanding – Diluted	5,867,461	5,770,227	5,769,243	5,812,773

For the three-month and nine-month periods ended October 29, 2005 and October 30, 2004, the diluted per share amounts do not reflect options outstanding of 3,300 and 251,350, respectively. These outstanding options were not included in the weighted average common shares outstanding because the exercise prices of the options were greater than the average market price of the Company’s stock during the periods presented.

ASTRO-MED, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

October 29, 2005

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

	Three-Months Ended		Nine-Months Ended
	October 29, 2005	October 30, 2004	October 29, 2005	October 30, 2004
As Reported Net Income	$673,743	$52,446	$1,694,120	$2,253,195
Less: Total Stock-Based Employee Compensation Expense Determined Under Fair Value Based Method	77,124	71,982	236,184	153,561

Pro Forma	$596,619	$(19,536)	$1,457,936	$2,099,634

Net Income Per Share
As Reported, Basic	$0.13	$0.01	$0.32	$0.43
Pro Forma, Basic	$0.11	$—	$0.28	$0.40
As Reported, Diluted	$0.11	$0.01	$0.29	$0.39
Pro forma, Diluted	$0.10	$—	$0.25	$0.36

(e) Revenue Recognition: The majority of the Company’s product sales are recorded at the time of shipment, when legal title has transferred and risk of loss passes to the customer, when persuasive evidence of an arrangement exists, the selling price to the buyer is fixed or determinable and collectibility is reasonably assured in accordance with the requirements in the SEC’s Staff Accounting Bulletin (“SAB”) 104, “Revenue Recognition in Financial Statements.” When a sale arrangement involves training or installation, the deliverables in the arrangement are evaluated to determine whether they represent separate units of accounting in accordance with SAB 104 and EITF 00-21, “Revenue Arrangements With Multiple Deliverables”. This evaluation occurs at inception of the arrangement and as each item in the arrangement is delivered. The total fee from the arrangement is allocated to each unit of accounting based on its relative fair value. Fair value for each element is established generally based on the sales price charged when the same or similar element is sold separately. Revenue is recognized when revenue recognition criteria for each unit of accounting are met. When other significant obligations remain after products are delivered, revenue is recognized only after such obligations are fulfilled. All of the Company’s equipment contains embedded operating systems and data management software which is included in the selling price of the equipment. The software is deemed incidental to the system as a whole as it is not sold separately or marketed separately and its production costs are minor as compared to those of the hardware system. Returns and customer credits are infrequent and are recorded as a reduction to sales. Rights of return are not included in sales arrangements. Revenue associated with products that contain specific customer acceptance criteria is not recognized before the customer acceptance criteria are satisfied. Discounts from list prices are recorded as a reduction to sales. Amounts billed to customers for shipping and handling fees are included in sales.

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

In May 2005, the FASB issued SFAS No. 154, “Accounting for Changes and Error Corrections – a Replacement of APB Opinion No. 20 and SFAS No. 3”, which changes the requirements for accounting and reporting of a change in accounting principle. The Statement applies to all voluntary changes in accounting principles and to changes required by an accounting pronouncement in the event that the pronouncement does not include specific transition provisions. This statement requires retroactive application to prior period financial statements of change in accounting principle, unless it is impracticable to determine either the period specific effects or the cumulative effect of the change. The Company is required to adopt this statement during the first quarter of fiscal 2007 and does not expect the adoption of this statement to have a material impact on its financial condition or results of operations.

ASTRO-MED, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

October 29, 2005

(Unaudited)

NOTE 2 – COMPREHENSIVE INCOME

The Company’s comprehensive income is as follows:

	Three-Months Ended		Nine-Months Ended
	October 29, 2005	October 30, 2004	October 29, 2005	October 30, 2004
Comprehensive Income:
Net Income	$673,743	$52,446	$1,694,120	$2,253,195
Other Comprehensive Income (Loss):
Foreign currency translation adjustments, net of tax	62,854	81,588	(128,061)	(52,118)
Unrealized gain (loss) in securities:
Unrealized holding gain (loss) arising during the period, net of tax	(7,856)	15,023	(37,686)	(53,272)

Other Comprehensive Income (Loss)	54,998	96,611	(165,747)	(105,390)

Comprehensive Income	$728,741	$149,057	$1,528,373	$2,147,805

NOTE 3 – INVENTORIES

Inventories, net of reserves, are stated at the lower of cost (first-in, first-out) or market and include material, labor and manufacturing overhead. The components of inventories were as follows:

	October 29, 2005	January 31, 2005
Raw Materials	$5,414,601	$5,154,931
Work-In-Process	1,430,753	969,767
Finished Goods	2,708,026	3,239,581

	$9,553,380	$9,364,279

NOTE 4 – INCOME TAXES

During the quarter ended October 29, 2005, the Company recognized an income tax benefit of $177,000. The quarter’s income tax benefit includes 1) an income tax expense of $184,000 which equals an effective tax rate of 37% on the current quarter’s pre-tax income and 2) the $361,000 reversal of tax reserves related to the favorable resolution of certain income tax examinations. This compares to an income tax expense of $29,000 equaling an effective tax rate of 36% on the quarter’s pre-tax income recorded during the quarter ended October 30, 2004.

During the nine months ended October 29, 2005, the Company’s effective tax rate was 20%. The effective tax rate includes 1) an income tax expense of $783,000 which equals an effective tax rate of 37% on the period’s pre-tax income and 2) the $361,000 reversal of tax reserves noted above. This compares to an effective tax rate of 1% recorded during the nine months ended October 30, 2004. During the nine months ended October 30, 2004, the Company recorded 1) an income tax expense of $740,000 which equals an effective tax rate of 36% on the period’s pre-tax income and 2) a $939,000 non-cash tax benefit related to the release of the valuation allowance on the net deferred tax asset that was established in fiscal year 2003. In fiscal year 2003 the Company established a full valuation allowance on its net deferred tax asset as a result of the uncertainty as to whether these deferred tax assets would “more likely than not” be realized in the future. Based on the facts and circumstances at that time, it was determined that a full valuation allowance was required and it was stated that until an appropriate level of profitability could be sustained no tax benefits would be realized. As of the first quarter of fiscal year 2005, Management believed that an appropriate level of profitability had been established and maintained and it was more likely than not the deferred tax assets will be realized in the future.

ASTRO-MED, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

October 29, 2005

(Unaudited)

NOTE 5 – SEGMENT INFORMATION

Summarized below are the sales and segment operating profit (loss) for each reporting segment for three-months ended October 29, 2005 and October 30, 2004:

	Sales		Segment Operating Profit
	October 29, 2005	October 30, 2004	October 29, 2005	October 29, 2004
T&M	$3,173,000	$2,554,000	$36,000	$(276,000)
Quicklabel	7,113,000	6,931,000	746,000	691,000
G-T	4,169,000	3,761,000	427,000	242,000

Total	$14,455,000	$13,246,000	1,209,000	657,000

Corporate Expenses			730,000	651,000

Operating Income			479,000	6,000
Other Income, Net			17,000	75,000

Income Before Income Taxes			496,000	81,000
Income Tax Benefit (Provision)			178,000	(29,000)

Net Income			$674,000	$52,000

Summarized below are the sales and segment operating profit (loss) for each reporting segment for the nine-months ended October 29, 2005 and October 30, 2004:

	Sales		Segment Operating Profit (Loss)
	October 29, 2005	October 30, 2004	October 29, 2005	October 30 2004
T&M	$8,423,000	$8,135,000	$161,000	$(65,000)
Quicklabel	21,766,000	21,132,000	2,156,000	2,711,000
G-T	13,107,000	12,211,000	1,817,000	1,321,000

Total	$43,296,000	$41,478,000	4,134,000	3,967,000

Corporate Expenses			2,234,000	2,108,000

Operating Income			1,900,000	1,859,000
Other Income, Net			216,000	195,000

Income Before Income Taxes.			2,116,000	2,054,000
Income Tax (Provision) Benefit			(422,000)	199,000

Net Income			$1,694,000	$2,253,000

ASTRO-MED, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

NOTE 6 – PRODUCT WARRANTY LIABILITY

Changes in the Company’s product warranty liability during the period ended October 29, 2005 and October 30, 2004, respectively are as follows:

	October 29, 2005	October 30, 2004
Balance, beginning of the period	$208,642	$176,000
Warranties issued during the period	416,149	388,422
Settlements made during the period	(401,149)	(338,724)

Balance, end of the period	$223,642	$225,698

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

The Company’s Test & Measurement (T&M) products are a comprehensive line of data recording instruments for the aerospace, automotive, pulp and paper, metal mill, transportation and manufacturing industries. These recording solutions provide customers with a complete record of their data, whether they are troubleshooting a process, performing preventative maintenance or gathering mission critical data. The T&M product group includes a suite of ruggedized avionic products which consists of printers, ethernet switches and other electronic instruments for commercial and military aircraft applications.

The Company’s QuickLabel Systems (QuickLabel) product group provides a complete system for producing “the labels that you want when you need them.” QuickLabel’s flagship products, the digital color label printers, and its line of entry-level barcode/single-color digital label printers, are used by manufacturers and producers to print short runs of custom labels in-house. QuickLabel’s printing supplies and label creation software are integral parts of the printing system that enhance output quality and user experience. QuickLabel’s digital label printers also generate sales through a broad line of consumable products including label, tag and thermal transfer ribbons and monochrome transfer ribbons. QuickLabel engineers and manufactures certain unique printing supplies especially designed for use in optimizing the performance of the QuickLabel brand of digital printers, as well as in the use of all other major brands of desktop and tabletop printers.

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

The Company markets and sells its products and services globally through an international distribution structure of sales personnel, manufacturing representatives and dealers that deliver a full complement of branded products and services to customers in our diverse global markets.

Results of Operations

Three-Months Ended October 29, 2005 vs. Three-Months Ended October 30, 2004

	October 29, 2005	Sales as a % of Total Sales	October 30, 2004	Sales as a % of Total Sales	% Increase (Decrease) Over Prior Year
T&M	$3,173,000	21.9%	$2,554,000	19.2%	24.2%
QuickLabel	7,113,000	49.2%	6,931,000	52.3%	2.6%
G-T	4,169,000	28.9%	3,761,000	28.5%	10.8%

Total	$14,455,000	100.0%	$13,246,000	100.0%	9.1%

ASTRO-MED, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Results of Operations (continued):

Three-Months Ended October 29, 2005 vs. Three-Months Ended October 30, 2004

Sales in the quarter were $14,455,179, an increase of 9.1% from prior year’s third quarter sales of $13,246,011. The Company’s sales in T&M, Quicklabel and G-T product groups increased 24.2%, 2.6% and 10.8%, respectively. Sales through our domestic channels were $10,337,231, up 9.2% from the prior year sales of $9,459,571. Sales through the Company’s international channels were $4,117,953, up 8.7% from the prior year sales of $3,786,436. The favorable impact of the change in foreign exchange rates was $5,041 which had a nominal effect on the Company’s international sales increase.

Hardware and software sales were $6,825,395 for the quarter, up 10.2% from the prior year sales of $6,192,016. The increase was driven by gains within the T&M Dash series, Ruggedized products and GT sleep systems tempered by lower sales in the Everest and QLS printer lines.

The Company’s consumable sales continue to grow with the third quarter sales volume reaching $6,293,143, an 8.6% increase over the prior year’s sales of $5,793,691. The products driving the increase include the Quicklabel consumable products, up 10.0% and the G-T product group’s suite of consumable products, up 9.0% from the prior year.

Sales of the Company’s service related products were $1,336,641, up 6.1% from the prior year’s sales of $1,260,294. The increase was driven by higher parts sales.

Gross profit dollars were $5,783,672, generating a gross margin of 40.0% for the quarter as compared to a margin percentage of 38.9% for the same quarter in the prior year. The higher gross profit percentage in the current year can be attributed to higher margins in each of the three product groups as sales shifted to a more favorable product mix.

Operating expenses in the third quarter were $5,303,989, compared to $5,145,123 in the third quarter of the prior year. Selling and general administrative (SGA) spending increased 5.9% from last year to $4,316,543. The increase was driven by higher personnel costs, travel and trade show expenses. Research & Development spending decreased 7.6% from last year to $987,446. R&D expenses remain at approximately 7% of sales.

Other income was $16,731 in the third quarter compared to $75,152 in the third quarter of the prior year. The decrease was the result of slightly lower investment income and the impact of the unfavorable change in foreign exchange rates on payments denominated in foreign currencies.

During the quarter ended October 29, 2005 the Company recognized an income tax benefit of $177,000. The quarter’s income tax benefit includes 1) an income tax expense of $184,000 which equals an effective tax rate of 37% on the current quarter’s pre-tax income and 2) the $361,000 reversal of tax reserves related to the favorable resolution of certain income tax examinations. This compares to an income tax expense of $29,000, equaling an effective tax rate of 36% on the quarter’s pre-tax income recorded during the quarter ended October 30, 2004.

The Company reports three reporting segments consistent with its sales product groups: Test & Measurement (T&M), QuickLabel Systems (QLS) and Grass-Telefactor (G-T). The Company evaluates segment performance based on the segment profit (loss) before corporate and financial administration expenses.

Summarized below are the sales and segment operating profit for each reporting segment for three-months ended October 29, 2005 and October 30, 2004:

	Sales		Segment Operating Profit
	October 29, 2005	October 30, 2004	October 29, 2005	October 30, 2004
T&M	$3,173,000	$2,554,000	$36,000	$(276,000)
Quicklabel	7,113,000	6,931,000	746,000	691,000
G-T	4,169,000	3,761,000	427,000	242,000

Total	$14,455,000	$13,246,000	1,209,000	657,000

Corporate Expenses			730,000	651,000

Operating Income			479,000	6,000
Other Income, Net			17,000	75,000

Income Before Income Taxes			496,000	81,000
Income Tax Benefit (Provision)			178,000	(29,000)

Net Income			$674,000	$52,000

ASTRO-MED, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Results of Operations (continued):

Three-Months Ended October 29, 2005 vs. Three-Months Ended October 30, 2004

Test & Measurement

T&M’s sales were $3,173,000 for the quarter compared to $2,554,000 for the same quarter in the prior year. Sales for the quarter were driven by higher Dash Series and Ruggedized Product sales. Consumable sales were comparable with the prior year. Service and other sales were higher than the prior year as a result of an increase in the sale of parts. As an outgrowth of a higher sales and favorable product mix, T&M achieved higher gross margins and operating profits when compared to the prior year.

Quicklabel Systems

Quicklabel sales were $7,113,000 for the quarter compared to $6,931,000 for the same quarter in the prior year. The increase of $182,000, or 2.6% was driven by a 10.0% increase in consumable sales, tempered by lower hardware sales. Service and Other sales were down slightly from the prior year. Operating profit margins increased slightly to 10.5% from 9.9% in the prior year.

Grass-Telefactor

G-T sales were $4,169,000 for the quarter compared to $3,761,000 for the same quarter in the prior year. The increase of $408,000, or 10.8% was driven by increased hardware sales in sleep systems (PSG) and long term monitoring systems (LTM), as well as continued growth in the Company’s consumable products. Operating profit margins increased to 10.2% from 6.4% as a result of the higher sales and improved gross margins resulting from product mix.

Nine-Months Ended October 29, 2005 vs. Nine-Months Ended October 30, 2004

	October 29, 2005	Sales as a % of Total Sales	October 30, 2004	Sales as a % of Total Sales	% Increase (Decrease) Over Prior Year
T&M	$8,423,000	19.4%	$8,135,000	19.6%	3.5%
QuickLabel	21,766,000	50.2%	21,132,000	50.9%	3.0%
G-T	13,107,000	30.4%	12,211,000	29.5%	7.3%

Total	$43,296,000	100.0%	$41,478,000	100.0%	4.0%

Sales for the first nine-months of the current year were $43,296,000, a 4.0% increase over the $41,478,000 from the first nine-months of the prior year. Profiling the product groups has T&M sales up 3.5% compared to the prior year as a result of higher Dash Series and Ruggedized Product sales offset by lower aerospace orders for the Everest telemetry workstations. Quicklabel sales rose 3.0% lead by healthy demand for consumable products. G-T sales were up 7.3% as shipments of clinical products, as well as demand for consumable products, account for the increment. Sales through our domestic channel were $30,205,858, up 3.6% from the prior year sales of $29,143,014. Sales through the Company’s international channels were $13,090,776, up 6.1% over previous year’s sales of $12,335,296. Excluding the $236,408 favorable impact of the change in foreign exchange rates, international sales were up 4.2% from the prior year.

Hardware and software system sales increased 1.1% to $20,320,441 from the prior year sales of $20,096,866. The nominal increase is due to a combination of sales growth for T&M’s Dash Series and Ruggedized Products lines, as well as G-T clinical product lines tempered by lower sales volume in the Everest Series workstations and the QLS printer lines.

Consumable sales increased 9.8% to $19,235,482 from the prior year sales of $17,517,850 as a result of strong demand for Quicklabel media and G-T electrodes.

Service and other revenue was $3,740,711 down 3.1% from the prior year as a result of lower part sales for the year.

Gross profit dollars were $17,802,646, generating a margin percentage of 41.1% for the first nine-months of the current year as compared to a margin percentage of 40.6% for the first nine-months of the prior year. The higher margin percentage of this year can be attributed to the change in sales mix for each product group.

Operating expenses for the nine-months were $15,902,450, an increase of 6.0% from the prior year operating expenses of $15,006,412. Selling and general administrative spending was up 8.0% from last year to $12,970,531. The increase in selling and general administrative spending can be attributed to the increases in field sales personnel, increases in advertising and tradeshow expenses and the impact of changes in foreign exchange rates. Research and development spending was $2,931,919, down slightly from the prior year. R&D expenses remain at approximately 7% of sales.

Other income was $218,981 for the nine-months compared to $195,054 in the first nine-months of the prior year. The increase was the result of the effect of the change in foreign exchange rates on payments denominated in foreign currencies, partially offset by lower investment income.

ASTRO-MED, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Results of Operations (continued):

Nine-Months Ended October 29, 2005 vs. Nine-Months Ended October 30, 2004

During the nine months ended October 29, 2005, the Company’s effective tax rate was 20%. The effective tax rate includes 1) an income tax expense of $783,000 which equals an effective tax rate of 37% on the period’s pre-tax income and 2) the $361,000 reversal of tax reserves related to the favorable resolution of certain income tax examinations. This compares to an effective tax rate of 1% recorded during the nine months ended October 30, 2004. During the nine months ended October 30, 2004, the Company recorded 1) an income tax expense of $740,000 which equals an effective tax rate of 36% on the period’s pre-tax income and 2) a $939,000 non-cash tax benefit related to the release of the valuation allowance on the net deferred tax asset that was established in fiscal year 2003. In fiscal year 2003 the Company established a full valuation allowance on its net deferred tax asset as a result of the uncertainty as to whether these deferred tax assets would “more likely than not” be realized in the future. Based on the facts and circumstances at that time, it was determined that a full valuation allowance was required and it was stated that until an appropriate level of profitability could be sustained no tax benefits would be realized. As of the first quarter of fiscal year 2005, Management believed that an appropriate level of profitability has been established and maintained and it is more likely than not the deferred tax assets will be realized in the future.

Summarized below are the sales and segment operating profit (loss) for each reporting segment for the nine-months ended October 29, 2005 and October 30, 2004:

	Sales		Segment Operating Profit (Loss)
	October 29, 2005	October 30, 2004	October 29, 2005	October 30, 2004
T&M	$8,423,000	$8,135,000	$161,000	$(65,000)
QLS	21,766,000	21,132,000	2,156,000	2,711,000
G-T	13,107,000	12,211,000	1,817,000	1,321,000

Total	$43,296,000	$41,478,000	4,134,000	3,967,000

Corporate Expenses			2,234,000	2,108,000

Operating Income			1,900,000	1,859,000
Other Income, Net			216,000	195,000

Income Before Income Taxes.			2,116,000	2,054,000
Income Tax (Provision) Benefit			(422,000)	199,000

Net Income			$1,694,000	$2,253,000

ASTRO-MED, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Results of Operations (continued):

Nine-Months Ended October 29, 2005 vs. Nine-Months Ended October 30, 2004 (Continued)

Test & Measurement

T&M sales were $8,423,000 for the first nine months compared to $8,135,000 for the first nine-months of the prior year. The increase in sales was driven by increases within the Dash Series and Ruggedized Products, tempered by lower Everest workstation sales. As an outgrowth of favorable product mix and higher sales T&M was able to improve its operating profits compared to the prior year.

Quicklabel Systems

Quicklabel sales were $21,766,000 for the first nine-months compared to $21,132,000 for the first nine-months of the prior year. The increase in sales was driven by a 10% increase in consumable product sales. Printer shipments were somewhat lower than the prior year. Quicklabel operating profits decreased from the prior year as a result of higher personnel expenses and travel and trade show expenses. Also in the prior year’s operating profit was a $300,000 non-recurring engineering fee from an OEM contract.

Grass-Telefactor

The growth in G-T sales is traceable to increases in clinical products and consumables. Specifically, demand for sleep systems was especially strong, up 29%, and demand for long term monitoring systems, up 18%, while the consumable electrode products also grew 22% from the prior year. Operating profit margins increased to 13.8% from 10.8% as a result of the increase in sales and lower operating expenses compared to the prior year.

Financial Condition:

The Company’s Statements of Cash Flows for the nine-months ended October 29, 2005 and October 29, 2004 are included on page 5. Net cash flow provided by operating activities for the nine-months ended October 29, 2005 and October 30, 2004 were $1,043,981 and $2,079,158 respectively. The decrease from the prior year is traceable to an increase in accounts receivable driven by higher sales towards the end of the quarter in the current year compared to the current quarter in the prior year.

Cash and securities available for sale at the end of the third quarter totaled $13,747,195, down from $13,983,026 at year-end. Accounts receivable increased to $10,127,783 compared to $9,351,704 at year-end. The accounts receivable collection cycle slowed by 5 days to 63 net days sales outstanding at the end of the quarter as compared to the 58 net days outstanding at year-end. Inventory increased to $9,553,380 compared to $9,364,279 at year-end. Net inventory turns were 3.6 at the end of the quarter comparable to 3.6 times at year-end.

Capital expenditures were $816,959 for the nine-months ended October 29, 2005 as the Company purchased machinery and equipment, information technology, tools and dies.

The Company paid cash dividends for the nine-months ended October 29, 2005 of $635,657 or $0.12 per common share.

On June 17, 2005, the Company entered into an agreement with Hanover R.S. Limited Partnership, a Texas limited partnership (the “Purchaser”) for the sale of approximately 24.692 acres of land located in Braintree, Massachusetts owned by the Company (the “Property) for the purchase price of $6,100,000 to be paid in cash at the closing. The sale of the Property was subject to a 90 day feasibility period which ended on September 17, 2005, during which time the Purchaser could inspect the property and terminate the sale due to any adverse conditions discovered on the Property. With the successful completion of the feasibility period, the Purchaser has 16 months to obtain final zoning and site plan approval from all state and local governmental entities for use of the Property as a multi-family residential rental property, subject to two 30 day extensions exercisable at the option of the Purchaser upon payment to the Company of $25,000 per extension.

Upon execution of the agreement, $250,000 of earnest money was placed in escrow pending completion of the sale and an additional $250,000 was placed in escrow at the expiration of the feasibility period. Following the feasibility period, all such earnest money is forfeited by the Purchaser in the event that the sale is not completed due to a breach by the Purchaser.

As of October 29, 2005 the Purchaser has placed a total of $500,000 in escrow pending the completion of the sale. This amount is recorded as both an Other Long Term Asset and a Long Term Liability on the balance sheet of the Company. In the event that this transaction is completed, the company would recognize an estimated pre-tax gain of approximately $5,400,000.

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

Item 4 Controls and Procedures

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

ASTRO-MED, INC.
(Registrant)

Date: December 9, 2005	By	/s/ A. W. Ondis
A. W. Ondis, Chairman
(Principal Executive Officer)

Date: December 9, 2005	By	/s/ Joseph P. O’Connell
Joseph P. O’Connell,
Vice President and Treasurer
(Principal Financial Officer)