Form 10-K
period 2006-01-31
ASTRO MED INC /NEW/
filed 2006-04-14
CIK 8146

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2006

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

Common Stock, $.05 Par Value

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated files, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer     ☐            Accelerated filer    ☐            Non-accelerated filer    ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

As of July 30, 2005, the aggregate market value of the voting common equity of the Registrant held by non-affiliates of the Registrant based on the closing price on the NASDAQ Stock Market was $39,269,110.

Indicate the number of shares outstanding (excluding treasury shares)

of each of the issuer’s classes of common stock as of March 24, 2006.

Common Stock $0.05 Par Value 5,394,877 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s definitive proxy statement for the 2006 annual meeting of shareholders are incorporated by reference into Part III.

ASTRO-MED, INC.

FORM 10-K ANNUAL REPORT

ASTRO-MED, INC.

PART I

Item 1. Business

General

Astro-Med, Inc. (the Company) designs, develops, manufactures and distributes a broad range of specialty printers and electronic instruments which incorporate advance technologies including both hardware and software. Target markets for products of the Company include Aerospace, Automotive, Transportation, Communications, Computer Peripherals, Apparel, Food and Beverages, Chemicals, Distribution, Life Sciences, and General Manufacturing.

The Company’s products are distributed through its own domestic and international sales force in North America and Western Europe and by authorized dealers elsewhere in the world. Approximately 30% of the Company’s sales in fiscal 2006 were outside the United States.

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

All statements, other than statements of historical facts included in this annual report and the letter to our shareholders distributed in connection with our annual meeting regarding the Company’s financial position and operating and strategic initiatives and addressing industry developments are forward-looking statements. Where, in any forward-looking statement, the Company or its management expresses an expectation or belief as to future results, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished. Factors which could cause actual results to differ materially from those anticipated include, but are not limited to, general economic, financial and business conditions and those detailed herin under Item 1A, “Risk Factors” and from time to time in other filings with the SEC.

Narrative Description of Business

Product Overview

The Company develops and manufactures systems that have the ability to acquire, process, analyze, store and present electronic data in a variety of useable forms. The Company sells its product under brand names including Astro-Med (T&M), QuickLabel Systems (QuickLabel) and Grass-Telefactor (G-T). Products sold under the Astro-Med brand acquire and record data and print the output onto charts or electronic media. Products sold under the QuickLabel Systems brand create product and packaging labels and tags in one or many colors. Products sold under the Grass-Telefactor brand electronically capture and record neurological data that is used to diagnose epilepsy or to study sleep disorders. The Company supplies a range of products that include hardware, software and consumables to customers who are in a variety of industries.

Products sold under the Astro-Med brand include Toughwriter page printers and Tough Switches for use in passenger and military aircraft. These and other similar products are ruggedized and comply with rigorous MIL-STD specifications for operation under extreme environmental conditions. The Company’s Toughwriters will be used in the new Boeing 787 and Airbus A380, as well as the C-17 and C-130 military cargo planes.

Other products sold under the Astro-Med brand include the Everest, a telemetry workstation used widely in the aerospace industry to monitor and track space vehicles, aircraft, and missiles under test. The Everest ranges in price from $18,000 to $35,000 depending on features and options selected.

The Astro-Med brand Dash Series constitute a family of portable electronic data acquisition systems which are used as maintenance and troubleshooting instruments for pulp, paper, and metal mills, power plants, automotive R & D centers and manufacturing plants. Included in the Dash Series are the Dash 2EZ, Dash 8X, Dash 8HF, Dash 8XPM and the Dash 18 and they range in price from $3,500 to $20,000 depending on model and features and options selected.

Products sold under the QuickLabel System brand include a family of digital color label printers including the Vivo!, the first electrophotographic roll-to-roll printer, the QLS-4100 XE, the QLS-8100 XE, the QLS-2000, the QLS-3000 thermal transfer label printers, as well as a line of monochrome thermal transfer digital label printers including the Pronto! Series which total four models which are used to print bar code labels.

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

Custom QuickLabel, a custom label creation software package, is an integral part of the QuickLabel printing system, and was designed by the same team of engineers who designed the digital label printers. The latest generation of QuickLabel’s proprietary user-friendly label creation software offers significant new tools for simplifying label creation and for controlling and enhancing label output. The Company’s patented MicroCell® half-toning algorithms have been improved in this latest version of the software, so that printers driven by Custom QuickLabel now render process-color print quality that closely approximates digital artwork.

QuickLabel digital label printers generate revenue through label, tag, thermal transfer ribbon and toner cartridge consumables sales. The Company engineers and manufactures unique printing supplies especially for use in optimizing the performance of the QuickLabel brand of digital label printers.

Products sold under the Grass-Telefactor brand include systems, instruments and software products to detect, amplify, and display the electrical activity of the human brain commonly called electroencephalography (EEG). EEG data is used by clinicians to diagnose epilepsy and other neurological conditions including sleep apnea.

Included in the Grass-Telefactor line of products are the Comet, the Aura, the wireless Aura PSG, and the Beehive. These systems are all operated under the Twin software system, a Windows-based multi-module software program developed by the Company over the past six years. Included also is a line of amplifiers, electrodes, transducers and stimulators used by clinicians and researchers.

Products sold under the Grass-Telefactor brand are sold to hospitals, sleep centers and clinics. All Grass-Telefactor products which are connected to the human body are controlled by the Food and Drug Administration (FDA).

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

Manufacturing and Supplies

The Company designs its products and manufactures many of the component parts. The balance of the parts are produced to the Company’s specifications by suppliers. Raw materials required for the manufacture of products, including parts produced to the Company’s specifications, are generally available from numerous suppliers. However, the Company does obtain certain components of our products and certain finished products from sole sources.

Product Development

The Company has maintained an active program of product research and development since its inception. During fiscal 2006, 2005 and 2004, the Company incurred costs of $4.0 million, $4.0 million, and $3.7 million, respectively, on Company-sponsored product development. The Company is committed to product development as a requisite to its growth and expects to continue its focus on research and development efforts in fiscal 2007.

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

The products are sold by direct field sales persons as well as independent dealers and representatives. In the United States, the Company has direct field sales people located in major cities from coast to coast specializing in either T&M Recorders and Data Acquisitions systems, QuickLabel Color Label printers and media systems, or G-T Neurological Instrumentation products. Additionally, the Company has direct field sales and service centers in Canada, England, France, Germany, Italy and Holland. In the remaining parts of the world, the Company utilizes approximately 80 independent dealers and representatives selling and marketing its products in 40 countries.

The Company has a number of competitors in each of the markets that it serves. In the T&M area, the Company feels that it leads the field in Data Acquisition Recorders. It competes with the Gould Instrument Division of SPX Technologies.

In the Color Label Printer field, the Company believes it leads the world in color printing using the thermal transfer printing technology. The Company introduced the very first thermal transfer color printers late in 1995. The Company believes it is the first to introduce an electrophotgraphic roll-to-roll color label printer

The Grass-Telefactor products of the Company are devoted to clinical applications in EEG, PSG, and Long Term Epilepsy Monitoring (LTM). There are about fourteen companies that compete in one or more of the three modalities (EEG, PSG, LTM), but none are the clear leader. The Company feels it offers superior products based upon its long history and pioneering efforts in the field since 1935. The Company, unlike most of its competitors, designs, manufactures and produces complete systems including transducers, amplifiers, sensors, and Windows-based application software. Additionally, the Company produces a range of life science products for the research market. Many of the latter products eventually find their way into clinical applications.

No single customer accounted for 10% of the Company’s net sales in any of the last three fiscal years. The Company’s products were sold to approximately 5,000 customers.

International Sales

In fiscal 2006, 2005 and 2004, net sales to customers in various geographic areas outside the United States, primarily in Canada and Western Europe, amounted to $17.6 million, $17.0 million, and $16.3 million, respectively.

Order Backlog

The Company’s backlog fluctuates regularly. It consists of a blend of orders for end user customers as well as original equipment manufacturer customers. Manufacturing is geared to forecasted demands and applies a rapid turn cycle to meet customer expectations. Accordingly, the amount of order backlog does not indicate future sales trends. The Company’s backlog at January 31, 2006 and 2005 was $5.6 million and $3.1 million, respectively.

Other Information

The Company’s business is not seasonal in nature; however, the Company’s sales are impacted by the size and complexity of the transactions, which can cause fluctuations in sales from quarter to quarter.

Most of the Company’s products are generally warranted for one year against defects in materials or workmanship. Warranty expenses have generally averaged approximately $357,000 a year for the Company’s last five fiscal years.

As of January 31, 2006, the Company employed approximately 375 persons. The Company is generally able to satisfy its employment requirements. No employees are represented by a union. The Company believes that employee relations are good.

Item 1A. Risk factors

Investing in our common stock involves a degree of risk. The risks and uncertainties described below are not the only risks facing our Company. Additional risks and uncertainties may also impair our business operations. If any of the following risks actually occur, our business, financial condition or results of operations would likely suffer.

Astro-Med competes in highly competitive markets which are likely to become more competitive. The markets for our products are characterized by rapidly changing technology, evolving industry standards and frequent new product introductions. Current competitors or new market entrants may develop new products with features that could adversely affect the competitive position of our products. We may not be successful in selecting, developing, manufacturing and marketing new products or enhancing our existing products or in responding effectively to technological changes, new standards or product announcements by competitors. The timely availability of new products and enhancements, and their acceptance by customers are important to our future success. Delays in such availability or a lack of market acceptance could have an adverse effect on our business. Additionally, there may be technological innovation that eliminates or reduces the needs for our products.

Astro-Med could incur liabilities as a result of installed product failures due to design or manufacturing defects. Our products may have defects despite testing internally or by current or potential customers. These defects could result in product returns or recalls and loss or delay in market acceptance which could have a material adverse effect on our business, operating results, or financial condition.

Astro-Med sells a significant portion of its products internationally. We sell our products worldwide through several foreign locations and distributors. Our worldwide operations are subject to the risks normally associated with foreign operations including, but not limited to:

•	Customer and vendor financial stability;

•	Volatility in general world economic conditions;

•	The disruption of markets;

•	Changes in export or import laws;

•	Restrictions on currency exchanges;

•	Longer payment terms;

•	The modification or introduction of government policies with potentially adverse effects;

International sales, which are both direct and indirect sales to customers outside the U.S. accounted for approximately 30% of our sales in fiscal 2006. We anticipate that international sales will continue to account for a significant portion of our revenue. We invoice our customers in various currencies. Occasionally we use rate protection agreements or derivative agreements to hedge any foreign currency exposure. Accordingly, we may be exposed to exchange losses based upon currency exchange rate fluctuations, which losses could have a material adverse effect on our operating results.

Astro-Med depends on the ongoing service of its senior management and ability to attract and retain other key personnel. Our success depends to a significant degree upon the continuing contributions of key management, sales, marketing, research and development and manufacturing personnel, many of whom we would have difficulty replacing. We believe that our future success will depend in large part upon our ability to attract and retain highly skilled engineers and management, sales and marketing personnel. Failure to attract and retain key personnel could have a material adverse effect on our business, operating results, or financial position.

Astro-Med cannot provide any assurance that current laws, or any laws enacted in the future, will not have a material adverse effect on our business. Our operations are subject to laws, rules, regulations, including environmental regulations, government policies and other requirements in each of the jurisdictions in which we conduct business. Changes in laws, rules, regulations, policies or requirements could result in the need to modify our products and could affect the demand for our products, which may have an adverse impact on our future operating results. In addition, we must comply with new regulations restricting our ability to include lead and certain other substances in our products. If we do not comply with applicable laws, rules and regulations we could be subject to costs and liabilities and our business may be adversely impacted.

Astro-Med relies on sole source suppliers that may result in product delays or price increases. We currently obtain certain components of our products and certain finished products from sole sources. In the future, our suppliers may not be able to meet our demand for components and products in a timely and cost effective manner. Our inability to secure and qualify alternative sources of supply in a timely manner may disrupt our ability to fulfill customer orders.

Astro-Med spends a significant amount of time and effort related to the development of our Ruggedized and Color Printer products. Failure to develop these products and markets as anticipated could adversely affect our growth.

Astro-Med will be relocating the Braintree, MA manufacturing facility during fiscal 2007. Failure to effectively execute the relocation plan could cause potential disruptions to our business.

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

The following table sets forth information regarding the Company’s principal owned properties, all of which are included in the consolidated balance sheet appearing elsewhere in this report.

Location	Approximate Square Footage	Principal Use
West Warwick, RI	116,000	Corporate headquarters, research and development, manufacturing
Braintree, MA	91,000	Manufacturing
Slough, England	1,700	Sales and service

The Company also leases facilities in seven locations. The following information pertains to each location:

Location	Approximate Square Footage	Principal Use
West Conshohocken, PA	2,500	Sales and service
Longueuil, Quebec, Canada	3,800	Sales and service
Rodgau, Germany	5,435	Manufacturing, sales and service
Trappes, France	2,164	Sales and service
Zwolle, Netherlands	475	Sales and service
Schaumburg, IL	1,131	Sales and service
Milano, Italy	753	Sales and service

During fiscal 2006 the Company entered into an agreement with Hanover R.S. Limited Partnership for the sale of the manufacturing facility in Braintree, MA. As a result of this agreement the Company will need to relocate this manufacturing facility to a location to be determined.

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

Years Ended January 31,	High	Low	Dividends Per Share
2006
First Quarter	$10.69	$8.40	$0.04
Second Quarter	$10.25	$8.65	$0.04
Third Quarter	$13.07	$9.79	$0.04
Fourth Quarter	$12.15	$9.80	$0.04
2005
First Quarter	$13.29	$10.29	$0.04
Second Quarter	$12.71	$9.67	$0.04
Third Quarter	$10.90	$9.00	$0.04
Fourth Quarter	$9.69	$7.88	$0.04

The Company had approximately 331 shareholders of record as of March 24, 2006, which does not reflect shareholders with beneficial ownership in shares held in nominee name.

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

Dividend Policy

The Company began a program of paying annual cash dividends in the second quarter of fiscal 1992. The Company anticipates that it will continue to pay cash dividends on a quarterly basis. The Company has paid a dividend for 58 consecutive quarters. During fiscal 2007 the Company announced its intention to increase the annual dividend by twenty-five percent.

Stock Repurchases

On August 16, 2004, the Company announced that its Board of Directors had approved the repurchase of 600,000 shares of common stock. This is an ongoing authorization without any expiration date.

The Company made no purchases of its common stock pursuant to this authority during the fourth quarter of fiscal 2006.

Item 6. Selected Financial Data

(Dollars in Thousands, Except Per Share Amounts)

	2006	2005	2004	2003	2002
Results of Operations:
Net Sales	$59,301	$55,975	$55,781	$49,165	$49,391
Net Income (Loss)	$2,551	$2,710	$3,217	$(1,882)	$(233)
Net Income (Loss) per Common Share—Basic	$0.48	$0.51	$0.67	$(0.40)	$(.05)
Net Income (Loss) per Common Share—Diluted	$0.44	$0.47	$0.60	$(0.40)	$(.05)
Dividends Declared per Common Share	$0.16	$0.16	$0.16	$0.16	$0.16
Financial Condition:
Working Capital	$31,222	$29,268	$24,499	$18,825	$21,455
Total Assets	$49,647	$47,039	$42,065	$35,210	$38,404
Long-Term Debt, less Current Maturities	$—	$—	$—	$—	$—
Shareholders’ Equity	$40,301	$38,408	$34,547	$29,081	$31,425
Restructuring and Impairment (Credits) Charges	$—	$—	$(15)	$490	$—

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

The Company’s continued success in increasing its product revenues will be dependent on the Company’s ability to introduce new and/or enhanced product lines each year. The Company attempts to have approximately 45% of annual hardware sales generated by products developed or acquired within the past three years.

The Company improved its liquidity position during the year by effectively managing its working capital, generating cash from operations and realizing proceeds from the exercise of employee stock options.

To ensure its continued growth and profitability in fiscal 2007, the Company will increase its capital investment in: personnel by adding salespersons in underserved markets, productivity by increasing manufacturing capabilities through the acquisition of new equipment, such as a label press, thermal transfer ribbon processing machinery, metal fabrication equipment and electronic circuit board automatic test equipment; distribution by expanding our global dealer organization; and information technology by providing hardware and software tools that improve the knowledge and efficiency of our employee population.

Results of Operations

(in thousands)	2006 Sales	2006 Sales as a % of Total	% Change Over Prior Year	2005 Sales	2005 Sales as a % of Total	% Change Over Prior Year	2004 Sales	2004 Sales as a % of Total
T&M	$11,467	19.3%	3.5%	$11,082	19.8%	(4.8)%	$11,639	20.9%
QuickLabel	29,698	50.1%	4.5%	28,420	50.8%	12.4%	25,290	45.3%
G-T	18,136	30.6%	10.1%	16,473	29.4%	(12.6)%	18,852	33.8%

Total	$59,301	100%	5.9%	$55,975	100.0%	0.3%	$55,781	100.0%

Fiscal 2006 compared to Fiscal 2005

The Company’s sales in fiscal 2006 were $59.3 million, up from the prior year’s sales of $56.0 million. Domestic sales of $41.7 million increased 7% from the prior year sales of $38.9 million. The increase results from a mixed performance by the product groups. QuickLabel System domestic sales were healthy during the year increasing 7.5% over the prior year sales as demand for the Company’s consumables remained strong. G-T domestic sales were also healthy during the year increasing 9%, as sales of the LTM (long term monitoring), sleep and Electrode consumable products each experienced growth over the prior year. T&M domestic sales were flat with the prior year as sales growth in Ruggedized and Dash Series products were tempered by sales declines in the Everest Series products as the aerospace telemetry market continues to decline. Sales through the Company’s international channels were $17.6 million, representing a 3% increase from the prior year sales of $17.0 million. Similar to the domestic channel the increase was the result of a mixed performance by the product groups. T&M international sales were 15% ahead of the prior year due to increased sales within Ruggedized products. However, the T&M international channel also experienced sales declines within the Everest series. G-T international sales experienced a 12% increase over the prior year as a result of an increase in sleep system sales. QLS international sales were essentially flat with the prior year as a 4% increase in consumable sales was offset by lower hardware sales. The impact of foreign exchange rate changes during the year was nominal when compared to the prior year.

The Company’s gross profit was $24.7 million, an increase of $1.7 million over the prior year’s gross profit of $23.0 million. This year’s gross profit margin of 41.6% was slightly higher than the prior year’s gross margin of 41.2%. This slight increase was the result of favorable product mix.

Operating expenses grew 5% to $21.5 million. Specifically, selling, general and administrative (SG&A) expenses increased 6% to $17.5 million, representing 29% of sales which was consistent with the prior year’s 29% of sales. The increased SG&A spending is the result of selling and marketing initiatives which include additional selling personnel of $0.4 million, an increase in travel and trade show expenses of $0.2 million and an increase in commissions of $0.3 million related to the higher sales, as well as an increase in G&A staffing. Research & Development (R&D) expenses of $4.0 million were flat with the prior year. This level of spending represents 6.8% of sales which was slightly lower than the prior year’s level of 7.2%.

Investment income in fiscal 2006 was $0.3 million, down from $0.4 million in fiscal 2005. The decrease in investment income during fiscal year 2006 was attributable to a change in the composition of our underlying investment portfolio and resulting yields. Other expense, net was $0.1 million as compared to last fiscal year’s other expense, net of $0.2 million. The change of $0.1 million was the result of the change in foreign exchange rates.

The Company recorded tax expense of $0.9 million and $0.1 million in fiscal 2006 and 2005, respectively. For the twelve months ended January 31, 2006, an income tax expense of $0.9 million was recognized as a result of income tax expense of $1.2 million on the current year’s pretax income of $3.4 million and a $0.3 million non-cash tax benefit recorded in the third quarter of fiscal 2006 due to the reversal of tax reserves related to the favorable resolution of certain income tax examinations. For the twelve months ended January 31, 2005 an income tax expense of $0.1 million was recorded as a result of income tax expense of $1.0 million on the current year’s pretax income of $2.8 million and a $0.9 million one-time non-cash tax benefit recorded in the first quarter of fiscal 2005 related to the release of the valuation allowance on the net deferred tax asset that was established in fiscal 2003.

The Company reports three segments that mirror the Company’s sales product groups (i.e., T&M, QuickLabel and G-T). The Company evaluates segment performance based on the operating segment’s profit before corporate and financial administration expenses.

The following table summarizes selected financial information by segment:

(in thousands)	Sales			Segment Operating Profit (Loss)			Segment Operating Profit (Loss) %
	2006	2005	2004	2006	2005	2004	2006	2005	2004
T&M	$11,467	$11,082	$11,639	$331	$(170)	$839	2.9%	(1.5)%	7.2%
QuickLabel	29,698	28,420	25,290	2,874	3,760	2,954	9.7%	13.2%	11.7%
G-T	18,136	16,473	18,852	2,906	1,800	2,695	16.0%	10.9%	14.3%

Total	$59,301	$55,975	$55,781	$6,111	$5,390	$6,488	10.3%	9.6%	11.6%

Corporate Expenses				2,956	2,820	2,843

Operating Income				3,155	2,570	3,645
Other Income and Expense, net				247	197	139

Income Before Income Taxes				3,402	2,767	3,784
Income Tax Provision				851	57	567

Net Income				$2,551	$2,710	$3,217

The operating results of each segment are summarized as follows:

T&M’s sales increased 3.5% in fiscal 2006 to $11.5 million from $11.1 million in the previous year. The increase is traceable to sales growth within the Dash Series products which were up 15.1% over the prior year and the Ruggedized products which were up 130.0%. These increases were offset by lower shipments of the Everest product line which was down 41% from the prior year. Customers in the Company’s aerospace markets have continued to delay capital purchases due to limited appropriations for workstation telemetry recorder products. T&M’s segment operating profit was $0.3 million in fiscal 2006. This result compares favorably to the prior year’s segment operating loss of $0.2 million. The current year’s improvement is due to higher sales volume and better margins. T&M selling expenses were consistent with the prior year.

Sales of the QuickLabel Systems products increased 4.5% in fiscal 2006 to $29.7 million from $28.4 million in the prior year. This year’s sales growth was driven by a 10.3% increase in QLS consumable products. The sales growth of the consumables products was shared between the Company’s labels and tags, up 17.1% and, ribbons, up 4.4% from the prior year. However, the growth in QLS consumables was tempered by lower QLS Hardware sales. The QLS Product Group segment operating profit was $2.9 million during fiscal 2006. This result compares unfavorably to the prior year’s segment operating profit of $3.8 million. The lower segment operating profit on increased sales was due to higher personnel costs, investment in marketing campaigns and increased manufacturing and R&D expenses on the development of the new VIVO color printer.

G-T’s sales increased 10.0% in fiscal 2006 to $18.1 million from $16.5 million in the prior year. The product group’s higher sales were due to increases within LTM products, which were up 29%, increases within sleep products, which were up 33.0% and an increase in the product group’s consumable sales which were up 22.1%. G-T’s operating profit increased 61.4% in fiscal 2006 to $2.9 million from $1.8 million in the prior year. This year’s segment operating profit was driven by higher sales volume and product mix, as well as decreased spending within R&D for this product group.

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

The Company’s gross profit was $23.0 million, essentially flat with the prior year’s gross profit of $23.0 million. Fiscal 2005 gross profit margin of 41.2% also matched the prior year’s gross profit margin of 41.2% on comparable sales volume.

Operating expenses grew 6% to $20.5 million. Specifically, selling, general and administrative (SG&A) expenses increased 5% to $16.4 million, representing 29% of sales as compared to the prior year’s 28% of sales. The increased SG&A spending is confined to selling and marketing initiatives which include additional selling personnel of $0.2 million, an increase in trade show expenses of $0.1 million, an expansion of the Company’s advertising formats of $0.1 million and foreign exchange increases of $0.3 million. Research & Development (R&D) expenses increased 10% from last year to $4.0 million. This level of spending represents 7.1% of sales and a 50 basis point increment from the previous year’s level of 6.6%. The increase is traceable to additional engineering personnel of $0.1 million, outside engineering services of $0.1 million and prototype parts of $0.1 million.

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

The Company’s Statements of Cash Flows for the three years ended January 31, 2006, 2005 and 2004 are included on page 30. Net cash flow provided by operating activities in fiscal year 2006 was $2.4 million. The net cash flow provided by operations is attributed to the positive cash flow generated from net income of $2.6 million during the year and depreciation of $1.2 million. Cash flow from operating activities was adversely affected by a $1.3 million increase in accounts receivable. This increase was primarily due to the record quarterly sales level achieved in the fourth quarter.

Net cash flow used by investing activities was $3.4 million, which was mostly the result of the purchase of property, plant and equipment of $1.0 million and a net increase in the Company’s portfolio of investment securities of $2.4 million. Property, plant and equipment purchases included machinery and equipment of $0.5 million, information technology of $0.3 million, building improvements of $0.1 million and tools and dies of $0.1 million.

Net cash flow used by financing activities was $0.6 million in fiscal 2006. During the year the Company paid dividends of $0.8 million. Also during the current year, the Company generated $0.3 million in cash through the exercise of employee stock options.

Dividends paid for fiscal 2006, 2005, and 2004 were $0.8, million, $0.8 million and $0.7 million in each year, respectively. The Company’s annual dividend per share was $0.16 in all three years. Since the inception of the common stock buy back program in fiscal 1997, the Company has repurchased 994,035 shares of its common stock. At January 31, 2006, the Company has the Board of Directors’ authorization to purchase an additional 547,589 shares of the Company’s common stock in the future.

Contractual Obligations, Commitments and Contingencies

The Company had a contingent obligation relating to the 1999 Telefactor acquisition that required the Company to pay additional consideration to the seller if certain sales amounts are achieved during the 72 months following the closing of the transaction. The purchase and sales agreement contains a clause which would require the Company to pay additional purchase price of up to $3,000,000 if certain sales levels are achieved. The earnout provision expired in December 2005 with no additional consideration owed to the sellers.

On June 17, 2005, the Company entered into an agreement with Hanover R.S. Limited Partnership, a Texas limited partnership (the “Purchaser”) for the sale of approximately 24.692 acres of land located in Braintree, Massachusetts owned by the Company (the “Property”) for the purchase price of $6,100,000 to be paid in cash at the closing. The sale of the Property was subject to a 90 day feasibility period which ended on September 17, 2005, during which time the Purchaser could inspect the property and terminate the sale due to any adverse conditions discovered on the Property. With the successful completion of the feasibility period, the Purchaser has 16 months to obtain final zoning and site plan approval from all state and local governmental entities for use of the Property as a multi-family residential rental property, subject to two 30 day extensions exercisable at the option of the Purchaser upon payment to the Company of $25,000 per extension.

Upon execution of the agreement, $250,000 of earnest money was placed in escrow pending completion of the sale and an additional $250,000 was placed in escrow at the expiration of the feasibility period. Following the feasibility period, all such earnest money is forfeited by the Purchaser in the event that the sale is not completed due to a breach by the Purchaser.

As of January 31, 2006 the Purchaser has placed a total of $500,000 in escrow pending the completion of the sale. This amount is recorded as both an Other Current Asset and a Deposit on Pending Sale on the balance sheet of the Company. In the event that this transaction is completed, the Company would recognize an estimated pre-tax gain of approximately $5,400,000 to $5,600,000.

A summary of the Company’s contractual obligations and commitments as of January 31, 2006 is as follows:

In Millions	Payment Due Within 1 Year	1-3 Years	Thereafter
Operating Leases	$0.2	$0.3	$—
Purchase Obligations	$4.7	—	—

Total	$4.9	$0.3	$—

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

Revenue is recognized when revenue recognition criteria for each unit of accounting are met. When other significant obligations remain after products are delivered, revenue is recognized only after such obligations are fulfilled. All of the Company’s equipment contains embedded operating systems and data management software which is included in the purchase price of the equipment. The software is deemed incidental to the systems as a whole as it is not sold separately or marketed separately and its production costs are minor as compared to those of the hardware system. Returns and customer credits are infrequent and are recorded as a reduction to sales. Rights of return are not included in sales arrangements. Revenue associated with products that contain specific customer acceptance criteria is not recognized before the customer acceptance criteria are satisfied. Discounts from list prices are recorded as a reduction to sales. Amounts billed to customers for shipping and handling fees are included in sales while related shipping and handling costs are included in cost of sales.

Warranty Claims and Bad Debts:  Provisions for the estimated costs for future product warranty claims and bad debts are recorded in cost of sales and selling, general and administrative expense, respectively, at the time a sale is recorded. The amounts recorded are generally based upon historically derived percentages while also factoring in any new business conditions that might impact the historical analysis such as new product introduction for warranty and bankruptcies of particular customers for bad debts. The Company also periodically evaluates the adequacy of its reserves for warranty and bad debts recorded in its consolidated balance sheet as a further test to ensure the adequacy of the recorded provisions. Warranty and bad debt analysis often involves subjective analysis of a particular customer’s ability to pay. As a result, significant judgment is required by the Company in determining the appropriate amounts to record and such judgments may prove to be incorrect in the future. The Company believes that its procedures for estimating such amounts are reasonable and historically have not resulted in material adjustments in subsequent periods when the estimates are adjusted to the actual amounts.

Customer Returns:  Customer returns are recorded on an actual basis throughout the year and also include an estimate at the end of each reporting period for future customer returns related to sales recorded prior to the end of the period. The Company generally estimates customer returns based upon its historical experience while making adjustments for any changes in business conditions. The Company believes that its principles for estimating such amounts are reasonable and historically have not resulted in material adjustments in subsequent periods when the estimates are adjusted to actual experience.

Inventories:  Inventories are stated at the lower of cost (first-in, first-out) or market. The Company records provisions to write-down obsolete and excess inventory to its estimated net realizable value. The process for evaluating obsolete and excess inventory consists of the Company analyzing the inventory supply on hand and estimating the net realizable value of the inventory based on historical experience, current business conditions and anticipated future sales. The Company believes that its procedures for estimating such amounts are reasonable and historically have not resulted in material adjustments in subsequent periods when the estimates are adjusted to actual experience.

Income taxes:  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes. This SFAS requires that deferred income taxes be determined based on estimated future tax effects of differences between the tax and book bases of assets and liabilities considering the provisions of enacted tax laws. The Company has historically had deferred tax assets due principally to the unfavorable tax consequences of recording expenses for required book reserves for such things as, bad debts, inventory valuation, and warranty that cannot be deducted for income tax purposes until such expenses are actually paid or losses realized. The Company’s deferred tax liabilities consist of favorable tax consequences associated with accelerated depreciation methods for tax purposes. SFAS No. 109 requires that a valuation allowance be established when it is “more likely than not” that all or a portion of deferred tax assets will not be realized. A review of all available positive and negative evidence must be considered, including the Company’s performance, the market environment in which the Company operates, length of carryforward periods, existing sales backlog and future sales projections. The Company had previously provided valuation allowances only for future tax benefits resulting from certain foreign losses. In fiscal 2003, as required by SFAS No. 109, the Company established a full valuation allowance on its net deferred tax asset as a result of the uncertainty as to whether these deferred tax assets would “more likely than not” be realized in the future. Based on the facts and circumstances at that time it was determined that a full valuation allowance was required and it was stated that until an appropriate level of profitability could be sustained no tax benefits would be realized. As of the first quarter of fiscal 2005, the Company believed that an appropriate level of profitability had been established and maintained and that it is more likely than not the deferred tax assets would be realized in the future except for possible future tax benefits from the utilization of net operating loss carryforwards attributable to the Company’s Italian subsidiary. The Company made this determination based on a review of the facts and circumstances as of May 1, 2004. This review consisted of an analysis of the Company’s performance, the market environment in which the Company currently operates, the length of the carryforward periods, the existing sales backlog and the future sales projections.

Long-Lived Asset and Goodwill:  The impairment of long-lived assets to be held and used are reviewed for impairment in accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Measurement of an impairment loss for long-lived assets that management expects to hold and use is based on the fair value of the asset. Goodwill impairment reviews are performed in accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets”. Management evaluates the recoverability of goodwill annually or more frequently if events or changes in circumstances, such as declines in sales, earnings or cash flows, or material adverse changes in the business climate, indicate that the carrying value of an asset might be impaired. Goodwill is considered to be impaired when the net book value of a segment exceeds its estimated fair value. Fair values are established using a discounted cash flow methodology. The determination of discounted cash flows is based on the long-range planning forecast.

Recent Accounting Pronouncements

In May 2005, the FASB issues SFAS No. 154, “Accounting for Changes and Error Corrections”. This Statement changes the requirements for the accounting for and reporting of a change in accounting principle. It requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period specific effects or the cumulative effect of the change. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. This Statement is effective for the Company with the first quarter of fiscal 2007. It is not expected to have an impact on our consolidated financial position or results of operations.

In December 2004, the FASB issued SFAS No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123R”), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) and superseded APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123R requires companies to measure compensation costs for share-based payments to employees, including stock options, at fair value and expense such compensation over the service period. For the Company, this is effective February 1, 2006.

As permitted by SFAS No. 123R, until January 31, 2006, the Company accounted for share-based payments to employees using APB Opinion No. 25’s intrinsic value method and, as such, generally recognized no compensation expense for employee stock options. Accordingly, the adoption of SFAS No. 123R’s fair value method will have an impact on the Company’s results of operations, although it will have no impact on the Company’s overall financial position. Effective February 1, 2006, we adopted SFAS No. 123R using the modified prospective basis. This method requires us to apply the provisions of SFAS No. 123R to any awards that are unvested on the effective date and to any new awards. Under this method, we will not be required to restate prior periods. Compensation expense for the unvested awards will be recognized over the remaining service period using the compensation expense calculated for our pro forma disclosures under SFAS No. 123, adjusted for estimated forfeitures. The pro forma earnings impact of stock-based compensation expense on our results of operations for the years 2006, 2005 and 2004 is described in Note 1 of Notes to Consolidated Financial Statements of this report. It is important to note that such pro forma disclosures are not necessarily indicative of the potential impact of recognizing compensation expense for share-based payments under SFAS No. 123R in future periods.

Our adoption of SFAS No. 123R is expected to result in compensation expense that will reduce diluted net income per share by approximately $0.03 to $0.05 per share in fiscal 2007. This estimated range does not include any stock-based awards our Board of Directors may grant in fiscal 2007. Also, our estimate of future stock-based compensation expense will be affected by our stock price and a number of complex and subjective valuation assumptions, and the related tax impact, as well as the number of stock based awards our Board of Directors may grant in the future. These valuation assumptions include, but are not limited to, the volatility of our stock price and employee stock option behaviors. As such, our actual share-based compensation expense may differ materially from this estimated range.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Foreign Exchange Risk

The Company’s financial results are affected by changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which products are sold. The Company’s primary currency exposures are European Common Currency (Euro), British Pound, and Canadian Dollar. At January 31, 2006, the Company’s investment in foreign assets was $3.6 million. An overall unfavorable change in foreign exchange rates of 10% would have resulted in an additional net loss of approximately $0.1 million and a $0.2 million reduction in shareholders’ equity as a result of the impact on the cumulative translation adjustment.

The Company, on occasion, utilizes foreign exchange option contracts to minimize its exposure associated with unfavorable changes in foreign exchanges rates on certain foreign denominated receivables. At January 31, 2006, the Company did not have any open contracts. The functional currencies of the Company’s foreign affiliates are their respective local operating currencies, which are translated for consolidated financial reporting purposes into U.S. dollars.

Item 8. Financial Statements and Supplementary Data

The consolidated financial statements required under this item are submitted as a separate section of this report on the pages indicated at Item 15(a)(1). The supplementary data regarding annual results of operations is set forth in the following table.

QUARTERLY FINANCIAL DATA (Unaudited)

(Dollars in Thousands, Except Per Share Amounts)

	Quarters Ended
	April 30, 2005	July 30, 2005	October 29, 2005	January 31, 2006
Net Sales	$14,193	$14,648	$14,455	$16,005
Gross Profit	$5,688	$6,331	$5,784	$6,856
Net Income	$398	$622	$674	$856
Net Income Per Common Share—Basic	$0.08	$0.12	$0.13	$0.16
Net Income Per Common Share—Diluted	$0.07	$0.11	$0.11	$0.15

	May 1, 2004	July 31, 2004	October 30, 2004	January 31, 2005
Net Sales	$14,242	$13,990	$13,246	$14,497
Gross Profit	$5,794	$5,920	$5,152	$6,180
Net Income	$1,598	$602	$52	$458
Net Income Per Common Share—Basic	$0.30	$0.11	$0.01	$0.09
Net Income Per Common Share—Diluted	$0.27	$0.10	$0.01	$0.08

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

The Company will initiate activities related to the assessment of its internal control environment in preparation for the compliance requirements of Section 404 of the Sarbanes-Oxley Act of 2002. In its assessment management will use the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Management is required to disclose its assessment of the effectiveness of the Company’s internal controls and have its outside auditors attest such assessment by the fiscal year ending January 31, 2008.

Item 9B. Other Information

Nothing to report

PART III

Item 10. Directors and Executive Officers of the Registrant

The response to this item is incorporated by reference to the Company’s definitive proxy statement for the 2006 annual meeting of shareholders.

The following is a list of the names and ages of, and the positions and offices presently held by, all executive officers of the Company. All officers serve at the pleasure of the Board of Directors.

Name	Age	Position
Albert W. Ondis	80	Chairman, Chief Executive Officer and Director
Everett V. Pizzuti	69	President, Chief Operating Officer and Director
Joseph P. O’Connell	62	Vice President and Treasurer, Chief Financial Officer
John B. Chatten	78	President, Grass—Telefactor Product Group
Elias G. Deeb	63	Vice President—Media Products
Michael J. Sullivan	55	Vice President and Chief Technology Officer
Stephen M. Petrarca	43	Vice President—Instrument Manufacturing
John D. McGuinness	41	Corporate Controller

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

Code of Ethics

The Company has adopted a Code of Ethics which applies to all directors, officers and employees of the Company, including the Chief Executive Officer (“CEO”), Chief Operating Officer (“COO”), Chief Financial Officer (“CFO”) (who is both the principal financial and accounting officer) and Controller, as supplemented by a Code of Ethical Conduct for the Chief Executive Officer and Senior Financial Officers, which meets the requirements of a “code of ethics” as defined in Item 406 of Regulation S-K. The Company will provide a copy of the Codes to shareholders, without charge, upon request directed to the Investor Relations Contact listed on the Company’s website, WWW.ASTRO-MEDINC.COM, under the headings “Investor Relations – Corporate Governance”. The Company has posted the Codes on the Company’s website under “Investor Relations – Corporate Governance” and to disclose any amendment to, or waiver of, a provision of the Codes for the CEO, COO, CFO, Controller or persons performing similar functions by posting such information on its website and filing a Form 8-K as required under the rules of the NASDAQ Stock Market.

Item 11. Executive Compensation

The response to this item is incorporated by reference to the Company’s definitive proxy statement for the 2006 annual meeting of shareholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The response to this item is incorporated by reference to the Company’s definitive proxy statement for the 2006 annual meeting of shareholders.

Equity Compensation Plan Information

The following table sets forth information about the Company’s equity compensation plans as of January 31, 2006:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuances Under Equity Compensation Plans
Equity Compensation Plans Approved by Security Holders	1,565,355	(1)	$6.47	628,485	(2)
Equity Compensation Plans Not Approved by Security Holders	—		N/A	—

Total	1,565,355	(1)	$6.47	628,485	(2)

(1)	Includes 740,765 shares issuable upon exercise of outstanding options granted under the Company’s incentive stock option plans and 801,490 shares issuable upon exercise of outstanding options granted under the Company’s non-qualified stock option plans under which options may be granted to officers and key employees and 23,100 shares issuable upon exercise of outstanding stock options granted under the Astro-Med, Inc. Non-Employee Director Stock Option Plan.
(2)	Includes 235,155 shares under the Astro-Med, Inc. 1997 Incentive Stock Option Plan, 390,030 shares under the Astro-Med, Inc. 1998 Non-Qualified Stock Option Plan and 3,300 shares reserved for issuance under the Astro-Med, Inc. Non-Employee Director Stock Option Plan.

Additional information regarding these equity compensation plans is contained in Note 5 to the Company’s Consolidated Financial Statements included in Item 15 hereto.

Item 13. Certain Relationships and Related Transactions

The response to this item is incorporated by reference to the Company’s definitive proxy statement for the 2006 annual meeting of shareholders.

Item 14. Principal Accountant Fees And Services

The information required by this item is incorporated herein by reference to the Company’s definitive proxy statement for the 2006 annual meeting of shareholders.

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

Exhibit Number

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

(10.8)	Astro-Med, Inc. Management Bonus Plan (Group III) (filed as Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended January 31, 2003 and by this reference incorporated herein. (a)

(21)	List of Subsidiaries of the Company.

(23.1)	Consent of Grant Thornton LLP

(23.2)	Consent of Ernst & Young LLP

(31.1)	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).

(31.2)	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).

(32.1)	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(a)	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASTRO-MED, INC.
(Registrant)

Date: April 14, 2006	By:	/s/ ALBERT W. ONDIS
(Albert W. Ondis, Chairman)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Name	Title	Date

/s/ ALBERT W. ONDIS Albert W. Ondis	Chairman and Director (Principal Executive Officer)	April 14, 2006

/s/ EVERETT V. PIZZUTI Everett V. Pizzuti	President and Director (Principal Operating Officer)	April 14, 2006

/s/ JOSEPH P. O’CONNELL Joseph P. O’Connell	Vice President and Treasurer (Principal Financial Officer)	April 14, 2006

/s/ JOHN D. MCGUINNESS John D. McGuinness	Controller (Principal Accounting Officer)	April 14, 2006

/s/ JACQUES V. HOPKINS Jacques V. Hopkins	Director	April 14, 2006

/s/ HERMAN VIETS Herman Viets	Director	April 14, 2006

/s/ GRAEME MACLETCHIE Graeme MacLetchie	Director	April 14, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors of

Astro-Med, Inc.

We have audited the accompanying consolidated balance sheet of Astro-Med, Inc. and subsidiaries (the “Company”) as of January 31, 2006, and the related consolidated statements of operations, comprehensive income and changes in shareholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Astro-Med, Inc. and subsidiaries as of January 31, 2006, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Our audit was conducted for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. Schedule II is presented for purposes of additional analysis and is not a required part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements as of and for the year ended January 31, 2006 and, in our opinion, is fairly stated in all material aspects in relation to the basic consolidated financial statements taken as a whole.

/s/    GRANT THORNTON LLP

Boston, Massachusetts

March 24, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of

Astro-Med, Inc.

We have audited the accompanying consolidated balance sheet of Astro-Med, Inc. as of January 31, 2005, and the related consolidated statements of operations, comprehensive income and changes in shareholders’ equity, and cash flows for each of the two years in the period ended January 31, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15(a) as it relates to the two years ended January 31, 2005. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements and schedule referred to above present fairly, in all material respects, the consolidated financial position of Astro-Med, Inc. at January 31, 2005, and the consolidated results of its operations and its cash flows for each of the two years in the period ended January 31, 2005, in conformity with U.S. generally accepted accounting principles.

/s/    ERNST & YOUNG LLP

Providence, Rhode Island

March 19, 2005

ASTRO-MED, INC.

CONSOLIDATED BALANCE SHEETS

As of January 31, 2006 and 2005

	2006	2005
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$4,598,993	$6,225,122
Securities Available for Sale	10,124,725	7,757,904
Accounts Receivable, net of reserves of $511,648 and $523,859, respectively	10,623,553	9,351,704
Inventories	9,809,770	9,364,279
Prepaid Expenses and Other Current Assets	1,116,269	603,369
Deferred Taxes	3,388,756	3,423,928

Total Current Assets	39,662,066	36,726,306

PROPERTY, PLANT AND EQUIPMENT
Land and Improvements	490,202	401,566
Buildings and Improvements	7,768,913	7,789,180
Machinery and Equipment	19,092,213	18,213,743

	27,351,328	26,404,489
Less Accumulated Depreciation	(20,251,669)	(19,098,543)

Total Property, Plant and Equipment, net	7,099,659	7,305,946

OTHER ASSETS
Goodwill	2,336,721	2,336,721
Amounts Due from Officers	480,314	480,314
Other	68,520	189,384

Total Other Assets	2,885,555	3,006,419

	$49,647,280	$47,038,671

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts Payable	$2,672,555	$2,192,581
Accrued Compensation	1,848,029	1,602,144
Accrued Expenses	2,304,247	2,596,486
Deferred Revenue	752,049	613,017
Income Taxes Payable	362,747	453,620
Deposit on Pending Sale	500,000	—

Total Current Liabilities	8,439,627	7,457,848

DEFERRED INCOME TAXES	906,157	1,172,420

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Preferred Stock, $10 Par Value, Authorized 100,000 Shares, Issued None	—	—
Common Stock, $0.05 Par Value, Authorized 13,000,000 Shares, Issued 6,342,321 and 6,298,842 Shares, respectively	317,120	314,949
Additional Paid-in Capital	16,385,210	16,045,503
Retained Earnings	30,030,652	28,328,239
Treasury Stock, at Cost, 1,024,106 and 1,020,722 Shares, respectively	(6,579,147)	(6,548,984)
Accumulated Other Comprehensive Income	147,661	268,696

Total Shareholders’ Equity	40,301,496	38,408,403

	$49,647,280	$47,038,671

The accompanying notes are an integral part of these financial statements.

ASTRO-MED, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended January 31, 2006, 2005 and 2004

	2006	2005	2004
Net Sales	$59,301,180	$55,974,654	$55,780,636
Cost of Sales	34,643,046	32,928,545	32,791,446

Gross Profit	24,658,134	23,046,109	22,989,190
Costs and Expenses:
Selling, General and Administrative	17,460,141	16,429,604	15,673,388
Research and Development	4,042,710	4,046,583	3,685,838
Restructuring and Impairment Credits	—	—	(15,014)

	21,502,851	20,476,187	19,344,212

Operating Income	3,155,283	2,569,922	3,644,978
Other Income (Expense):
Investment Income	337,094	416,079	202,065
Other, net	(90,163)	(218,890)	(62,842)

	246,931	197,189	139,223

Income before Income Taxes	3,402,214	2,767,111	3,784,201
Income Tax Provision	851,629	57,581	567,380

Net Income	$2,550,585	$2,709,530	$3,216,821

Net Income Per Common Share—Basic	$0.48	$0.51	$0.67

Net Income Per Common Share—Diluted	$0.44	$0.47	$0.60

Weighted Average Number of Common Shares Outstanding— Basic	5,290,861	5,290,201	4,837,033

Weighted Average Number of Common Shares Outstanding—Diluted	5,786,257	5,781,253	5,342,095

Dividends Declared Per Common Share	$0.16	$0.16	$0.16

The accompanying notes are an integral part of these financial statements.

ASTRO-MED, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME AND CHANGES IN

SHAREHOLDERS’ EQUITY

Years Ended January 31, 2006, 2005 and 2004

	2006	2005	2004
Comprehensive Income
Net Income	$2,550,585	$2,709,530	$3,216,821
Other Comprehensive Income (Loss), Net
Foreign currency translation adjustments	(143,691)	(13,460)	500,195
Unrealized gain (loss) on securities available for sale, net of taxes	22,656	(35,042)	(28,324)

Other comprehensive income (loss), net	(121,035)	(48,502)	471,871

Comprehensive Income	$2,429,550	$2,661,028	$3,688,692

Shareholders’ Equity
Common Stock:
Balance at beginning of year	$314,949	$285,803	$258,418
Par value from issuance of Company common stock	2,171	5,057	27,385
10% Common stock dividend	—	24,089	—

Balance at end of year	317,120	314,949	285,803

Additional Paid-In Capital:
Balance at beginning of year	16,045,503	8,336,806	5,647,568
Net proceeds from issuance of Company common stock	24,528	24,207	14,342
Proceeds from the exercise of employee stock options	259,819	500,620	2,561,992
Tax benefit of employee stock options	55,360	189,474	112,904
Reversal of the valuation allowance on certain deferred tax assets	—	1,762,352	—
10% Common stock dividend	—	5,232,044	—

Balance at end of year	16,385,210	16,045,503	8,336,806

Retained Earnings:
Balance at beginning of year	28,328,239	31,703,077	29,190,013
Net income	2,550,585	2,709,530	3,216,821
Dividends paid	(848,172)	(828,235)	(703,757)
10% Common stock dividend	—	(5,256,133)	—

Balance at end of year	30,030,652	28,328,239	31,703,077

Treasury Stock:
Balance at beginning of year	(6,548,984)	(6,095,755)	(5,860,609)
Purchases of Company common stock	(30,163)	(453,229)	(235,146)

Balance at end of year	(6,579,147)	(6,548,984)	(6,095,755)

Accumulated Other Comprehensive Income:
Balance at beginning of year	268,696	317,198	(154,673)
Other comprehensive income (loss), net	(121,035)	(48,502)	471,871

Balance at end of year	147,661	268,696	317,198

Total Shareholders’ Equity	$40,301,496	$38,408,403	$34,547,129

The accompanying notes are an integral part of these financial statements.

ASTRO-MED, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended January 31, 2006, 2005 and 2004

	2006	2005	2004
Cash Flows from Operating Activities:
Net Income	$2,550,585	$2,709,530	$3,216,821
Adjustments to Reconcile Net Income to Net Cash Provided By Operating Activities:
Depreciation and Amortization	1,209,296	1,228,632	1,248,453
Deferred Income Tax (Benefit)	(148,703)	(1,020,409)	—
Changes in Assets and Liabilities:
Accounts Receivable	(1,271,848)	463,080	(1,467,409)
Inventories	(445,491)	(254,112)	(213,907)
Other	31,233	250,502	290,081
Accounts Payable and Accrued Expenses	572,652	(428,648)	1,336,654
Income Taxes Payable	(90,873)	419,240	34,380

Total Adjustments	(143,734)	658,285	1,228,252

Net Cash Provided by Operating Activities	2,406,851	3,367,815	4,445,073
Cash Flows from Investing Activities:
Proceeds from Sales/Maturities of Securities Available for Sale	4,763,422	3,479,406	2,580,548
Purchases of Securities Available for Sale	(7,168,910)	(3,725,219)	(6,178,524)
Additions to Property, Plant and Equipment	(1,035,675)	(1,143,943)	(722,018)

Net Cash (Used in) Investing Activities	(3,441,163)	(1,389,756)	(4,319,994)
Cash Flows from Financing Activities:
Principal Payments on Capital Leases	—	—	(8,290)
Proceeds from Common Shares Issued Under Employee Benefit Plans and Employee Stock Option Plans	286,518	529,884	2,603,722
Purchases of Treasury Stock	(30,163)	(453,229)	(235,146)
Dividends Paid	(848,172)	(828,235)	(703,757)

Net Cash (Used in) Provided by Financing Activities	(591,817)	(751,580)	1,656,529

Net Increase (Decrease) in Cash and Cash Equivalents	(1,626,129)	1,226,479	1,781,608
Cash and Cash Equivalents, Beginning of Year	6,225,122	4,998,643	3,217,035

Cash and Cash Equivalents, End of Year	$4,598,993	$6,225,122	$4,998,643

Supplemental Information:
Cash Paid During the Period for:
Income Taxes	$1,095,804	$220,181	$311,900
Non-Cash Items:
Demonstration Equipment Transferred from Inventory to Property, Plant and Equipment	$115,106	$277,801	$4,203
Escrow Deposit Received on Pending Sale of the Braintree, MA property	$500,000	$—	$—

The accompanying notes are an integral part of these financial statements.

ASTRO-MED, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2006

Note 1—Summary of Significant Accounting Policies

Principles of Consolidation:  The consolidated financial statements include the accounts of Astro-Med, Inc. (the Company) and its subsidiaries. All material intercompany accounts and transactions are eliminated in consolidation. Certain prior year balances have been reclassified to conform to the current year reporting format.

Cash and Cash Equivalents:  Highly liquid investments with an original maturity of 90 days or less are considered to be cash equivalents. Similar investments with original maturities beyond three months are classified as securities available for sale.

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

Officer Notes:  Amounts due from officers is comprised of unsecured non-interest bearing demand notes for loans made to certain officers prior to fiscal 1992. The notes are not expected to be repaid during fiscal 2007.

Revenue Recognition:  The majority of the Company’s product sales are recorded at the time of shipment, when legal title has transferred and risk of loss passes to the customer, when persuasive evidence of an arrangement exists, the seller’s price to the buyer is fixed or determinable and collectibility is reasonably assured in accordance with the requirements in Staff Accounting Bulletin (“SAB”) 104, “Revenue Recognition in Financial Statements.” When a sale arrangement involves training or installation, the deliverables in the arrangement are evaluated to determine whether they represent separate units of accounting in accordance with SAB 104 and EITF 00-21, “Revenue Arrangements With Multiple Deliverables”. This evaluation occurs at inception of the arrangement and as each item in the arrangement is delivered. The total fee from the arrangement is allocated to each unit of accounting based on its relative fair value. Fair value for each element is established generally based on the sales price charged when the same or similar element is sold separately. Revenue is recognized when revenue recognition criteria for each unit of accounting are met. When other significant obligations remain after products are delivered, revenue is recognized only after such obligations are fulfilled. All of the Company’s equipment contains embedded operating systems and data management software which is included in the purchase price of the equipment. The software is deemed incidental to the systems as a whole as it is not sold separately or marketed separately and its production costs are minor as compared to those of the hardware system. Returns and customer credits are infrequent and are recorded as a reduction to sales. Rights of return are not included in sales arrangements. Revenue associated with products that contain specific customer acceptance criteria is not recognized before the customer acceptance criteria are satisfied. Discounts from list prices are recorded as a reduction to sales. Amounts billed to customers for shipping and handling fees are included in sales while related shipping and handling costs are included in Cost of Sales.

Research & Development Costs:  The Company complies with SFAS No. 2 “Accounting for Research & Development Costs” by charging any costs to expense when incurred, as well as by disclosing in the financial statements the amount of R&D charged to expense. These charges include: salaries and benefits, external engineering service costs, engineering related information costs and supplies. The Company also complies with SFAS 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed” and SOP 98-1, “Accounting for Costs of Computer Software Developed or Obtained for Internal Use” for guidance in accounting for the costs of software either developed or acquired.

ASTRO-MED, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Foreign Currency:  The financial statements of foreign subsidiaries are measured using the local currency as the functional currency. The Company translates foreign currency denominated assets and liabilities into U.S. dollars at year-end exchange rates with the translation adjustment recorded as a component of accumulated comprehensive income in shareholders’ equity. Revenues and expenses are translated at average exchange rates during the year.

Advertising:  The Company expenses advertising costs as incurred. Such costs of advertising, advertising production, trade shows and other activities are designed to enhance demand for the Company’s products.

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

The carrying value of goodwill is evaluated for impairment on at least an annual basis. In accordance with the provisions of this statement, management evaluates the recoverability of goodwill annually, or more frequently if events or changes in circumstances, such as declines in sales, earnings or cash flows, or material adverse changes in the business climate, indicate that the carrying value of an asset might be impaired. Goodwill is considered to be impaired when the net book value of a segment exceeds its estimated fair value. Fair values are established using a discounted cash flow methodology. The determination of discounted cash flows is based on the long-range planning forecast. The Company completed the goodwill impairment reviews and it has been determined that the goodwill is not impaired. The Company performs its goodwill impairment review in the fourth quarter of each fiscal year, unless events or circumstances change.

Income Taxes:  The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes”. SFAS No. 109 requires that deferred income taxes be determined based on estimated the future tax effects of differences between the tax and book bases of assets and liabilities considering the provisions of enacted tax laws. In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. At January 31, 2006 and 2005, the Company provided a valuation allowance on certain of its deferred tax assets for the net operating losses of a foreign subsidiary.

Net Income Per Common Share:  Net income per common share has been computed and presented pursuant to the provisions of SFAS No. 128, “Earnings per Share”. Net Income per share is based on the weighted average number of shares outstanding during the period. Net income per share assuming dilution is based on the basic weighted average number of shares and potential common shares for stock options outstanding during the period using the treasury stock method. Options to purchase 1,565,355, 1,530,265 and 1,427,635 shares of common stock were outstanding during fiscal 2006, 2005 and 2004, respectively. In fiscal years 2006, 2005 and 2004, there were 3,300, 239,800, and 44,550 options that were not included in the computation of diluted net income per common share because their inclusion would be anti-dilutive. Stock compensation plans are more fully described in Note 5, Shareholders’ Equity.

	January 31,
	2006	2005	2004
Weighted Average Common Shares Outstanding—Basic	5,290,861	5,290,201	4,837,033
Dilutive Effect of Options Outstanding	495,396	491,052	505,062

Weighted Average Common Shares Outstanding—Diluted	5,786,257	5,781,253	5,342,095

ASTRO-MED, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10% Common Stock Dividend:  On April 19, 2004, the Company declared a 10% common stock dividend to shareholders of record on May 4, 2004 that was distributed to shareholders on May 26, 2004. An amount equal to the fair value of the additional shares was transferred from Retained Earnings to Additional Paid in Capital and Common Stock as of the declaration date. All income per share and weighted average share amounts for all periods were previously restated to reflect the impact of the 10% common stock dividend.

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

Fair Value of Financial Instruments:  The Company’s financial instruments consist mainly of cash and cash equivalents, securities available for sale, accounts receivable and accounts payable. The carrying amounts of these financial instruments as of January 31, 2006 and 2005 approximate fair value.

Stock-Based Compensation:  The Company follows Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees” and related interpretations in accounting for stock-based compensation plans and has elected to continue to use the intrinsic value-based method to account for stock option grants. The Company has adopted the disclosure-only provisions of SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure”, an amendment of SFAS No. 123. No compensation expense has been required to be recognized for our stock-based compensation plans.

	Years Ended January 31
	2006	2005	2004
Net Income
As reported	$2,550,585	$2,709,530	$3,216,821
Pro forma	$2,208,743	$2,481,821	$3,076,062
Net Income per share
As reported, Basic	$0.48	$0.51	$0.67
Pro forma, Basic	$0.42	$0.47	$0.64
As reported, Diluted	$0.44	$0.47	$0.60
Pro forma, Diluted	$0.38	$0.43	$0.57

The fair value of each option granted was estimated on the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions: The weighted average grant date fair value of options granted during fiscal 2006, 2005 and 2004 was $3.93, $5.73 and $0.98, respectively.

	Years Ended January 31,
	2006	2005	2004
Risk-free interest rate	3.43%	3.1%	3.5%
Expected life (years)	5	5	5
Expected volatility	57.9%	59.0%	45.0%
Expected dividend yield	1.7%	1.4%	4.3%

ASTRO-MED, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Recent Accounting Pronouncements:

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections”. This Statement changes the requirements for the accounting for and reporting of a change in accounting principles. It requires retrospective application to prior periods’ financial statements of changes in accounting principles, unless it is impracticable to determine either the period specific effects or the cumulative effect of the change. This Statement applies to all voluntary changes in accounting principles. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. This Statement is effective for the Company with the first quarter of fiscal 2007. It is not expected to have an impact on our consolidated financial position or results of operations.

In December 2004, the FASB issued SFAS No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123R”), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) and superseded APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123R requires companies to measure compensation costs for share-based payments to employees, including stock options, at fair value and expense such compensation over the service period. For the Company, this is effective February 1, 2006.

As permitted by SFAS No. 123R, until January 31, 2006, the Company accounted for share-based payments to employees using APB Opinion No. 25’s intrinsic value method and, as such, generally recognized no compensation expense for employee stock options. Accordingly, the adoption of SFAS 123R’s fair value method will have an impact on the Company’s results of operations, although it will have no impact on the Company’s overall financial position. Effective February 1, 2006, we adopted SFAS No. 123R using the modified prospective basis. This method requires us to apply the provisions of SFAS No. 123R to any awards that are unvested on the effective date and to any new awards. Under this method, we will not be required to restate prior periods. Compensation expense for the unvested awards will be recognized over the remaining service period using the compensation expense calculated for our pro forma disclosures under SFAS No. 123, adjusted for estimated forfeitures. The pro forma earnings impact of stock-based compensation expense on our results of operations for the years 2006, 2005 and 2004 is described in Note 1 of Notes to Consolidated Financial Statements of this report. It is important to note that such pro forma disclosures are not necessarily indicative of the potential impact of recognizing compensation expense for share-based payments under SFAS No. 123R in future periods.

Our adoption of SFAS No. 123R is expected to result in compensation expense that will reduce diluted net income per share by approximately $0.03 to $0.05 per share in fiscal 2007. This estimated range does not include any stock-based awards our Board of Directors may grant in fiscal 2007. Also, our estimate of future stock-based compensation expense will be affected by our stock price and a number of complex and subjective valuation assumptions, and the related tax impact, as well as the number of stock based awards our Board of Directors may grant in the future. These valuation assumptions include, but are not limited to, the volatility of our stock price and employee stock option behaviors. As such, our actual share-based compensation expense may differ materially from this estimated range.

ASTRO-MED, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 2—Securities Available for Sale

Securities available for sale include corporate debt securities and governmental obligations with various contractual or anticipated maturity dates. Governmental obligations include U.S. Government, State, Municipal and Federal Agencies securities. The fair value, amortized cost and gross unrealized gains and losses of the securities are as follows:

	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Amortized Cost
January 31, 2006
Auction Rate Securities	$3,550,000	$—	$—	$3,550,000
Governmental	6,574,725	1,843	(90,004)	6,662,886

	$10,124,725	$1,843	$(90,004)	$10,212,886

January 31, 2005
Auction Rate Securities	$1,175,000	—	—	$1,175,000
Corporate	1,012,140	$837	$(27,235)	1,038,538
Governmental	5,570,764	19,176	(31,563)	5,583,151

	$7,757,904	$20,013	$(58,798)	$7,796,689

The cost of securities available for sale is based on specific identification in determining realized gains or losses.

The expected maturity dates of these securities are as follows: Less than one year—$594,712; One to Five Years—$3,215,943; and greater than Five Years—$6,314,070. Actual maturities may differ as a result of sales or earlier issuer redemptions.

Note 3—Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and include material, labor and manufacturing overhead. The components of inventories are as follows:

	January 31,
	2006	2005
Materials and Supplies	$5,879,486	$5,154,931
Work-in-Progress	1,050,910	969,767
Finished Goods	2,879,374	3,239,581

	$9,809,770	$9,364,279

Note 4—Debt

The Company has a $3.5 million unsecured bank line of credit, all of which is currently available. Borrowings under this line of credit bear interest at the bank’s prime rate. This line of credit is scheduled to expire on July 1, 2006 and is expected to be renewed at that time.

Note 5—Shareholders’ Equity

Common Stock:  The Company repurchased 3,384, 51,027 and 71,800 shares of its common stock for $30,163, $453,229 and $235,146 in fiscal 2006, 2005 and 2004, respectively. The Company’s Board of Directors has authorized the purchase of up to an additional 547,589 shares of the Company’s common stock on the open market in the future as of January 31, 2006.

ASTRO-MED, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company maintains the following benefit plans involving the Company’s common stock:

Stock Option Plans:  As of January 31, 2006, the Company has one incentive stock option plan and one non-qualified stock option plan under which options may be granted to officers and key employees. Options vest over various periods that range from six months to four years. Options for an aggregate of 1,375,000 shares may be granted under the incentive stock option plan at option prices of not less than fair market value at the date of grant. Options for an aggregate of 1,100,000 shares may be granted under the non-qualified plan at option prices of not less than 50% of fair market value at the date of grant.

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

Summarized option data for all plans is as follows:

	Number of Shares	Option Price Per Share	Weighted Average Option Price Per Share
Options Outstanding, January 31, 2003	2,225,932	$2.91–$11.82	$5.48

Options Granted	170,720	$3.00–$11.98	$3.17
Options Exercised	(600,380)	$3.00–$ 9.32	$4.31
Options Expired	(368,637)	$2.91–$11.82	$6.00

Options Outstanding, January 31, 2004	1,427,635	$3.00–$11.98	$5.57

Options Granted	252,450	$8.83–$10.91	$10.88
Options Exercised	(105,820)	$3.00–$ 9.32	$4.78
Options Expired	(44,000)	$9.32–$10.91	$9.78

Options Outstanding, January 31, 2005	1,530,265	$3.00–$11.98	$6.34

Options Granted	87,800	$8.46–$10.91	$8.55
Options Exercised	(40,810)	$3.00–$10.91	$6.42
Options Expired	(11,900)	$8.46–$10.91	$9.92

Options Outstanding, January 31, 2006	1,565,355	$3.00– 11.98	$6.47

Options Exercisable, January 31, 2006	1,307,154	$3.00–$11.98	$5.75
Options Exercisable, January 31, 2005	1,290,465	$3.00–$11.98	$5.50
Options Exercisable, January 31, 2004	1,424,142	$3.00–$ 9.32	$5.55

Set forth below is a summary of options outstanding at January 31, 2006:

Outstanding				Exercisable
Range of Exercise prices	Options	Weighted Average Exercise Price	Remaining Contractual Life	Options	Weighted Average Exercise Price
$3.00-$4.49	579,948	$ 3.78	6yrs.	579,948	$ 3.78
$5.34-$6.82	387,695	$ 6.61	3yrs.	387,695	$ 6.61
$7.39-$8.41	362,450	$ 7.75	2yrs.	279,950	$ 7.54
$10.91-$11.98	235,262	$10.92	9yrs.	59,561	$10.97

	1,565,355			1,307,154

ASTRO-MED, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At January 31, 2006, options covering 235,155 shares under the incentive plan, 390,030 shares under the non-qualified plan and 3,300 shares under the Non-Employee Director Stock Option Plan were available for future grant.

Employee Stock Purchase Plan:  The Company has an Employee Stock Purchase Plan allowing eligible employees to purchase shares of common stock at a 10% discount from fair market value on the date of purchase. A total of 198,000 shares were initially reserved for issuance under the Plan. Summarized plan activity is as follows:

	Years Ended January 31,
	2006	2005	2004
Shares Reserved, Beginning	87,719	90,429	92,496
Shares Purchased	(2,669)	(2,710)	(2,067)

Shares Reserved, Ending	85,050	87,719	90,429

Employee Stock Ownership Plan:  The Company has an Employee Stock Ownership Plan (ESOP) providing retirement benefits to all eligible employees. Annual contributions in amounts determined by the Company’s Board of Directors are invested by the ESOP’s Trustees in shares of common stock of the Company. Contributions may be in cash or stock. The Company’s contributions (paid or accrued) amounted to $0, $0 and $75,000 in fiscal 2006, 2005 and 2004, respectively. All shares owned by the ESOP have been allocated to participants.

Note 6—Income Taxes

The components of domestic and foreign income before the provision for income taxes are as follows:

	Years Ended January 31,
	2006	2005	2004
Domestic	$1,931,304	$1,711,668	$2,815,448
Foreign	1,470,910	1,055,443	968,753

Total	$3,402,214	$2,767,111	$3,784,201

The components of the provision for income taxes are as follows:

	Years Ended January 31,
	2006	2005	2004
Current:
Federal	$303,866	$530,697	$210,911
State	161,474	11,989	11,989
Foreign	534,992	535,304	344,480

	1,000,332	1,077,990	567,380

Deferred:
Federal	(137,379)	(882,676)	—
State	(11,324)	(137,733)	—

	(148,703)	(1,020,409)	—

	$851,629	$57,581	$567,380

ASTRO-MED, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate (34%) to income before income taxes, due to the following:

	Years Ended January 31,
	2006	2005	2004
Income Tax Provision at Statutory Rate	$1,156,752	$940,818	$1,286,628
State Taxes, Net of Federal Income Tax Benefits	99,099	(82,991)	49,236
Change in Valuation Allowance	—	(1,092,415)	(745,925)
Reversal of Reserve No Longer Required	(361,000)	—	—
Other, Net	(43,222)	292,169	(22,559)

	$851,629	$57,581	$567,380

In the third quarter of fiscal 2006 the Company recorded a $361,000 non-cash tax benefit resulting from the reversal of tax reserves related to the favorable resolution of certain income tax examinations.

The tax effects of temporary differences and carryforwards which gave rise to significant portions of deferred tax assets and liabilities in the accompanying consolidated balance sheets are as follows:

	January 31,
	2006	2005
Deferred Tax Assets:
Net Operating Loss Carryforward	$214,623	$530,877
Inventory Reserves	1,075,777	1,065,665
R&D Credits	994,059	762,498
Vacation Accrual	254,399	306,100
Foreign Tax Credits	364,105	337,650
Deferred Service Contract Revenue	250,156	236,747
Reserve for Doubtful Accounts	166,778	167,403
Other	439,598	279,419

	3,759,495	3,686,359
Deferred Tax Liabilities:
Accumulated Tax Depreciation in Excess of Book Depreciation	650,568	1,035,247
Other	411,705	187,745

	1,062,273	1,222,992

Subtotal	2,697,222	2,463,367
Valuation Allowance	(214,623)	(211,859)

Net Deferred Tax Assets	$2,482,599	$2,251,508

Compliance with SFAS 109 requires the Company to periodically evaluate the necessity of establishing or increasing a valuation allowance for deferred tax assets depending on whether it is more likely than not that a related benefit will be recognized in future periods. In fiscal 2003, as required by SFAS No. 109, the Company established a full valuation allowance on its net deferred tax asset as a result of the uncertainty as to whether these deferred tax assets would “more likely than not” be realized in the future. Based on the facts and circumstances at that time it was determined that a full valuation allowance was required and it was stated that until an appropriate level of profitability could be sustained no tax benefits would be realized. As of the first quarter of fiscal 2005, the Company reversed approximately $2.6 million of its valuation allowance on its deferred tax asset with a $0.9 million credit to the fiscal 2005 tax provision and a $1.7 million credit to Additional Paid in Capital. The Company believed an appropriate level of profitability had been established and maintained that it is more likely than not the deferred tax assets will be realized in the future. The Company

ASTRO-MED, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

made this determination based on a review of the facts and circumstances as of May 1, 2004. This review consisted of an analysis of the Company’s performance, the market environment in which the Company currently operates, the length of the carryforward periods, the existing sales backlog and the future sales projections. $0.2 million of the valuation allowance relates to the Company’s wholly owned subsidiary Astro-Med SRL. At January 31, 2006 this subsidiary has a $0.6 million net operating loss carryforward that can be carried forward indefinitely. The future tax benefits of this net operating loss carryforward is uncertain because it is limited to future annual taxable income of the subsidiary.

During fiscal 2006 and 2005, the Company received proceeds from the exercise of employee stock options. The majority of the stock acquired upon exercise of employee stock options was sold in disqualified dispositions for tax purposes. Disqualified dispositions of stock acquired upon exercise by employee stock options provide the Company a tax benefit that is treated differently for book and tax purposes. For book purposes, the tax benefit is recorded in Additional Paid-in-Capital (APIC) in Shareholders’ Equity. For tax purposes, the tax benefit is a valid deduction that lowers the Company’s current income tax payable. The Company had a deferred tax benefit relating to disqualified dispositions of stock acquired upon exercise of employee stock options equal to approximately $0 and $0.2 million at January 31, 2006 and 2005, respectively. For tax purposes, this amount has been used to offset current and future income taxes payable. For book purposes, approximately $0.1 million and $0.2 million of the tax benefit was recognized in APIC in fiscal 2006 and 2005, respectively. The Company records foreign translation adjustments and unrealized gains and losses on Securities Available for Sale as a component of Other Comprehensive Income. During fiscal 2006, the Company recorded a tax benefit to Other Comprehensive Income related to these items of $0.1 million.

Note 7—Leases and Other Contractual Obligations

Minimum payments under noncancellable operating leases at January 31, 2006 were as follows:

Year Ending January 31,
2007	$228,250
2008	168,185
2009	96,454
2010	42,960
2011 and Thereafter	—

Minimum Lease Payments	$535,849

The Company incurred rent expense in the amount of $485,311, $457,805 and $410,465 for the fiscal years 2006, 2005 and 2004, respectively.

The Company has purchase obligations in the amount of $4,729,737 due within one year for goods and services with defined terms as to price, quantity, delivery and termination liability.

In December 1999, the Company acquired the assets and business of Telefactor Corporation, a privately held corporation. The purchase and sales agreement contains a clause which would require the Company to pay an additional purchase price of up to $3,000,000 if certain sales levels are achieved. The earnout provision was effective over a period of 72 months and expired in December 2005. At January 31, 2006, no additional consideration was owed to the sellers.

ASTRO-MED, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 8—Nature of Operations, Segment Reporting and Geographical Information

The Company’s operations consist of the design, development, manufacture and sale of specialty data recorder and acquisition systems, label printing and applicator systems, neuropsychological instrumentation systems, and consumable printer supplies. The Company organizes and manages its business as a portfolio of products and services designed around a common theme of data acquisition and information output. The Company reports three reporting segments consistent with its sales product groups Test & Measurement (T&M); QuickLabel Systems (QuickLabel) and Grass-Telefactor (G-T).

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

Business is conducted in the United States and through foreign affiliates in Canada and Europe. Substantially all manufacturing activities are conducted in the United States. Sales and service activities outside the United States are conducted through wholly owned entities and, to a lesser extent, through authorized distributors and agents. Transfer prices are intended to produce gross profit margins commensurate with the sales and service effort associated with the product sold.

The following tables summarizes selected financial information by segment:

(in thousands)	Sales			Segment Operating Profit (Loss)			Segment Operating Profit (Loss) %
	2006	2005	2004	2006	2005	2004	2006	2005	2004
T&M	$11,467	$11,082	$11,639	$331	$(170)	$839	2.9%	(1.5)%	7.2%
QuickLabel	29,698	28,420	25,290	2,874	3,760	2,954	9.7%	13.2%	11.7%
G-T	18,136	16,473	18,852	2,906	1,800	2,695	16.0%	10.9%	14.3%

Total	$59,301	$55,975	$55,781	$6,111	$5,390	$6,488	10.3%	9.6%	11.6%

Corporate Expenses				2,956	2,820	2,843

Operating Income				3,155	2,570	3,645
Other Income and Expense, net				247	197	139

Income Before Income Taxes				3,402	2,767	3,784
Income Taxes Provision				851	57	567

Net Income				$2,551	$2,710	$3,217

ASTRO-MED, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Presented below is selected information by segment:

(in thousands)	Amortization and Depreciation			Capital Expenditures
	2006	2005	2004	2006	2005	2004
T&M	$319	$349	$382	$365	$307	$211
QuickLabel	516	474	461	399	561	323
G-T	374	406	405	271	276	188

Total	$1,209	$1,229	$1,248	$1,035	$1,144	$722

Presented below are selected assets by segment:

(in thousands)	Assets
	2006	2005
T&M	$6,951	$7,325
QuickLabel	15,139	12,186
G-T	8,659	8,597
Corporate*	18,898	18,931

Total	$49,647	$47,039

*	Corporate assets consist of cash, investments, income tax accounts and miscellaneous fixed assets.

Presented below is selected financial information by geographic area:

(in thousands)	Sales			Long-Lived Assets
	2006	2005	2004	2006	2005
United States	$41,707	$38,937	$39,451	$8,781	$8,935
Europe	11,746	11,098	10,551	563	556
Canada	2,548	2,336	2,410	93	152
Asia	1,948	1,557	1,149	—	—
Central and South America	1,102	1,292	1,293	—	—
Other	250	755	927	—	—

Total	$59,301	$55,975	$55,781	$9,437	$9,643

Included in Long-Lived Assets is Goodwill assigned to the following segments; T&M $0.7 million and G-T $1.6 million at January 31, 2006 and 2005, respectively.

Note 9—Profit-Sharing Plan

Along with the ESOP described in Note 5, the Company has a Profit-Sharing Plan which provides retirement benefits to all eligible employees. The Plan allows participants to defer a portion of their cash compensation and contribute such deferral to the Plan through payroll deductions. The Company makes matching contributions up to specified levels. The deferrals are made within the limits prescribed by Section 401(k) of the Internal Revenue Code.

All contributions are deposited into trust funds. It is the policy of the Company to fund any contributions accrued. The Company’s annual contribution amounts are determined by the Board of Directors. The Company’s contributions paid or accrued amounted to $152,500, $154,200 and $223,100 in fiscal 2006, 2005 and 2004, respectively.

ASTRO-MED, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 10—Restructuring and Impairment Charges

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

Note 11—Product Warranty Liability

The Company offers a one-year warranty for the majority of its products. The specific terms and conditions of warranties vary depending upon the product sold and country in which the Company does business. For products sold in the United States, the Company provides a basic limited warranty, including parts and labor. The Company estimates the costs based on historical claims experience and records a liability in the amount of such estimates at the time product revenue is recognized. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary. Changes in the Company’s product warranty liability during the years ended January 31, 2006, 2005, and 2004, respectively, are as follows:

	Product Warranty Liability
	2006	2005	2004
Balance, beginning of the period	$208,642	$176,000	$170,000
Warranties issued during the period	395,265	397,362	295,124
Settlements made during the period	(365,265)	(364,720)	(289,124)

Balance, end of the period	$238,642	$208,642	$176,000

Note 12—Concentration of Credit Risk

The Company generally extends credit on an uncollateralized basis to almost all customers. Concentration of credit and geographic risk with respect to accounts receivable is limited due to the large number and general dispersion of accounts which constitute the Company’s customer base. The Company periodically performs credit evaluations of its customers. At January 31, 2006 and 2005, no single customer accounted for no more than 10% of net sales. The Company has not experienced significant credit losses on customers’ accounts.

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

ASTRO-MED, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 13—Commitments and Contingencies

The Company is subject to contingencies, including legal proceedings and claims arising in the normal course of business that cover a wide range of matters including, among others, contract and employment claims, workers compensation claims, product liability, warranty and modification, adjustment or replacement of component parts of units sold.

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

The Company had a contingent obligation relating to the 1999 Telefactor acquisition that required the Company to pay additional consideration to the sellers if certain sales amounts are achieved during the 72 months following the closing of the transaction. The purchase and sales agreement contains a clause which would require the Company to pay additional purchase price of up to $3,000,000 if certain sales levels are achieved. The earnout provision expired in December 2005 with no additional consideration owed to the sellers.

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

As of January 31, 2006 the Purchaser has placed a total of $500,000 in escrow pending the completion of the sale. This amount is recorded as both an Other Current Asset and a Deposit on Pending Sale on the balance sheet of the Company. In the event that this transaction is completed, the Company would recognize an estimated pre-tax gain of approximately $5,400,000 to $5,600,000.

Note 14—Subsequent Event

In March 2006, the Company announced that the Board of Directors raised the quarterly cash dividend from $0.04 to $0.05 per share. The Company expects to maintain the annual cash dividend rate of $.20 per share throughout fiscal 2007.

ASTRO-MED, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

Description	Balance at Beginning of Year	Provision Charged to Operations	Deductions(2)	Balance at End of Year
Allowance for Doubtful Accounts(1):
Year Ended January 31,
2006	$523,859	$89,995	$(102,206)	$511,648
2005	$367,194	$142,358	$14,307	$523,859
2004	$366,700	$94,990	$(94,496)	$367,194

(1)	The allowance for doubtful accounts has been netted against accounts receivable as of the respective balance sheet dates.
(2)	Uncollectible accounts written off, net of recoveries.