Form 10-Q
period 2006-04-29
ASTRO MED INC /NEW/
filed 2006-06-07
CIK 8146

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 29, 2006

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

Indicate by check mark whether the registrant is a large accelerated filer or a non-accelerated filer. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐.    Accelerated filer  ☐    Non-accelerated filer  ☒.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐.    No  ☒.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.05 Par Value – 5,359,050 shares

(excluding treasury shares) as of May 31, 2006

ASTRO-MED, INC.

Part I. FINANCIAL INFORMATION

ASTRO-MED, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	April 29, 2006 (Unaudited)	January 31, 2006 (Audited)
ASSETS

CURRENT ASSETS
Cash and Cash Equivalents	$4,454,526	$4,598,993
Securities Available for Sale	11,883,831	10,124,725
Accounts Receivable, Net	10,167,645	10,623,553
Inventories	10,363,389	9,809,770
Prepaid Expenses and Other Current Assets	1,277,308	1,116,269
Deferred Tax Assets	3,394,923	3,388,756

Total Current Assets	41,541,622	39,662,066

PROPERTY, PLANT AND EQUIPMENT	27,632,882	27,351,328
Less Accumulated Depreciation	(20,654,378)	(20,251,669)

Total Property, Plant and Equipment, net	6,978,504	7,099,659

OTHER ASSETS
Goodwill	2,336,721	2,336,721
Amounts Due from Officers	480,314	480,314
Other	69,742	68,520

	$51,406,903	$49,647,280

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts Payable	$3,142,655	$2,672,555
Accrued Compensation	1,712,580	1,848,029
Accrued Expenses	2,638,813	2,304,247
Deferred Revenue	728,912	752,049
Income Taxes Payable	426,556	362,747
Deposit on Pending Sale	500,000	500,000

Total Current Liabilities	9,149,516	8,439,627

OTHER LIABILITIES
Deferred Tax Liabilities	935,092	906,157

SHAREHOLDERS’ EQUITY
Common Stock, $.05 Par Value, Authorized 13,000,000 Shares, Issued, 6,423,915 and 6,342,321 Shares, respectively	321,200	317,120
Additional Paid-In Capital	17,096,419	16,385,210
Retained Earnings	30,304,095	30,030,652
Treasury Stock, at Cost, 1,024,106 Shares	(6,579,147)	(6,579,147)
Accumulated Other Comprehensive Income	179,728	147,661

Total Shareholders’ Equity	41,322,295	40,301,496

	$51,406,903	$49,647,280

See notes to condensed consolidated financial statements.

ASTRO-MED, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three-Months Ended
	April 29, 2006	April 30, 2005
	(Unaudited)
Net Sales	$15,641,524	$14,193,266
Cost of Sales	9,365,804	8,504,939

Gross Profit	6,275,720	5,688,327

Costs and Expenses:
Selling, General and Administrative	4,510,820	4,219,698
Research and Development	1,052,682	953,053

	5,563,502	5,172,751

Operating Income	712,218	515,576

Other Income:
Investment Income	130,748	113,411
Other, Net	19,000	(6,419)

	149,748	106,992

Income Before Income Taxes	861,966	622,568
Income Tax Expense	318,927	224,124

Net Income	$543,039	$398,444

Net Income Per Common Share - Basic	$0.10	$0.08
Net Income Per Common Share - Diluted	$0.09	$0.07

Weighted Average Number of Common Shares Outstanding - Basic	5,389,982	5,277,431

Weighted Average Number of Common and Common Equivalent Shares Outstanding - Diluted	5,867,628	5,711,926

Dividends Declared Per Common Share	$0.05	$0.04

See notes to condensed consolidated financial statements.

ASTRO-MED, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three-Months Ended
	April 29, 2006	April 30, 2005
	(Unaudited)
Cash Flows from Operating Activities:
Net Income	$543,039	$398,444
Adjustments to Reconcile Net Income to Net Cash Provided by (Used in) Operating Activities:
Depreciation and Amortization	363,672	335,228
Share-Based Compensation	99,727	—
Deferred Income Taxes	22,768	—
Changes in Assets and Liabilities:
Accounts Receivable	455,907	(557,162)
Inventories	(553,619)	(459,950)
Income Taxes Payable	63,809	224,124
Other	(118,001)	(38,592)
Accounts Payable and Accrued Expenses	646,081	424,568

Total Adjustments	980,344	(71,784)

Net Cash Provided by Operating Activities	1,523,383	326,660

Cash Flows from Investing Activities:
Proceeds from Maturities of Securities Available for Sale	745,905	754,794
Purchases of Securities Available of Sale	(2,525,000)	(3,225,580)
Additions to Property, Plant and Equipment	(228,557)	(304,932)

Net Cash (Used in) Investing Activities	(2,007,652)	(2,775,718)

Cash Flows from Financing Activities:
Proceeds from Common Shares Issued Under Employee Stock Option and Benefit Plans	609,408	6,307
Shares Repurchased	—	(30,163)
Dividends Paid	(269,606)	(212,894)

Net Cash Provided by (Used in) Financing Activities	339,802	(236,750)

Net (Decrease) in Cash and Cash Equivalents	(144,467)	(2,685,808)
Cash and Cash Equivalents, Beginning of Period	4,598,993	6,225,122

Cash and Cash Equivalents, End of Period	$4,454,526	$3,539,314

Supplemental Disclosures of Cash Flow Information:
Cash Paid During the Period for:
Income Taxes	$260,305	$163

See notes to condensed consolidated financial statements.

ASTRO-MED, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

April 29, 2006

(1) - Basis of Presentation

The accompanying financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments consisting of normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the results of the interim periods included herein. These financial statements do not include all disclosures associated with annual financial statements and, accordingly, should be read in conjunction with footnotes contained in the Company’s annual report on Form 10-K for the year ended January 31, 2006.

(2) Principles of Consolidation

The accompanying consolidated condensed financial statements include the financial statements of Astro-Med, Inc. and its wholly-owned subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation.

(3) Net Income Per Share

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

	Three-Months Ended
	April 29, 2006	April 30, 2005
Weighted Average Common Shares Outstanding - Basic	5,389,982	5,277,431
Dilutive Effect of Options Outstanding	477,646	434,495

Weighted Average Common Shares Outstanding - Diluted	5,867,628	5,711,926

For the three-months ended April 29, 2006 and April 30, 2005, the diluted per share amounts do not reflect options outstanding of 339,200 and 239,800, respectively. These outstanding options were not included in the weighted average common shares outstanding because the exercise price of the options was greater than the average market price of the underlying stock during the periods presented.

(4) Revenue Recognition

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

ASTRO-MED, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(5) Share-Based Compensation

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123(R), “Share-Based Payment,” which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends SFAS No. 95, “Statement of Cash Flows.” SFAS No. 123(R) addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise, or (b) liability instruments that are based on the fair value of the enterprise’s equity instruments that may be settled by the issuance of such equity instruments. SFAS No. 123(R) requires an entity to recognize the grant-date fair-value of stock options and other equity-based compensation issued to employees in the statement of operations.

The Company currently has options outstanding under the 1989, 1993 and 1997 Incentive Stock Option Plans and the 1989 and 1998 Non-Qualified Stock Option Plans. Under these plans, non-qualified stock options or incentive stock options may be granted to the Company’s or its subsidiaries’ employees, officers, advisers, or consultants as defined. Options are granted with an exercise price equal to the fair market value of the common stock on the date of grant and generally vest in equal annual amounts over four years beginning on the first anniversary of the date of the grant. No options are exercisable for periods of more than ten years after date of grant. The plans were approved by the Company’s shareholders, pursuant to which 2,915,000 shares of the Company’s common stock were reserved for issuance. As of April 29, 2006, 524,547 options remain available for future grants. The Compensation Committee of the Board of Directors administers the plans, approves the individuals to whom options will be granted and determines the number of shares and exercise price of each option. Outstanding options under the plans at April 29, 2006 expire from March 24, 1997 through March 20, 2016. None of the Company’s outstanding options include performance-based or market-based vesting conditions. In addition, the Company has a 1996 Non-Employee Director Stock Option Plan. This plan authorized the grant of options for up to 33,000 shares of common stock. Options granted under this plan vest six months after the grant date.

Under the Employee Stock Purchase Plan (ESPP), the Company is authorized to issue up to 198,000 shares of common stock, of which approximately 84,416 shares remain available as of April 29, 2006. The ESPP provides eligible employees the right to purchase common stock, via payroll deductions, on a monthly basis at 90% of the market price of the common stock at the end of each purchase period. During the three months ended April 29, 2006 and April 30, 2005, 634 and 753 shares were purchased under the plan.

As permitted by SFAS No. 123, the Company historically accounted for share-based payments to employees using APB Opinion No. 25’s intrinsic value method and recognized no compensation expense for employee stock options or shares purchased under the ESPP. Effective as of February 1, 2006, the Company adopted the provisions of SFAS No. 123(R) under the “modified prospective” transition method outlined in the statement. A “modified prospective” transition method is one in which compensation expense is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123(R) that remain unvested on the date of adoption.

As a result of the adoption of SFAS No. 123(R), the Company’s “income before income taxes” was reduced by approximately $100,000 for the three months ended April 29, 2006. The stock-based compensation expense included $18,900 recorded in cost of sales, $17,700 recorded in research and development, and $63,400 recorded in selling and general and administrative expense for the three months ended April 29, 2006. In accordance with the modified prospective transition method provided under SFAS No. 123(R), results for prior periods have not been restated. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Historically, as permitted under SFAS No. 123, the Company’s policy was to record forfeitures as incurred. As a result of its adoption of SFAS No. 123(R) the Company will apply an estimated forfeiture rate of 3% for option grants awarded subsequent to February 1, 2006. Such forfeiture rate will be periodically revised, if necessary, based on actual experience.

The following table illustrates the effect on net income and net income per share as if the fair value based method had been applied during the three months ended April 30, 2005:

Three months ended April 30, 2005
Net income as reported	$398,444
Stock-based employee compensation determined under the fair value based method, net of any applicable related tax effects	(81,721)

Pro forma net income	$316,723

Net income per common share –diluted
As reported	$0.07

Pro forma	$0.06

The Company has estimated the fair value of each option grant on the date of grant using the Black-Scholes option-pricing model. The volatility assumption is based on the historical weekly price data of the Company’s common stock over a period equivalent to the weighted average expected life of the Company’s options. Management evaluated whether there were factors during that period which were unusual and would distort the volatility figure if used to estimate future volatility and concluded that there were no such factors. In determining the expected life of the option grants, the Company has observed the actual terms of prior grants with similar characteristics, the actual vesting schedule of the grant, and assessed the expected risk tolerance of different option groups. The risk-free interest rate is based on the actual U.S. Treasury zero coupon rates for bonds matching the expected term of the option as of the option grant date. The risk-free interest rate was 3.78% and 3.43% for all options granted in the first quarter of 2006 and 2005, respectively.

ASTRO-MED, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(5) Share-Based Compensation (Continued)

The fair value of stock options granted during the quarter ended April 29, 2006 and April 30, 2005 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three-Months Ended
	April 29, 2006	April 30, 2005
Risk Free Interest Rate	3.8%	3.4%
Expected Volatility	52.2%	57.9%
Expected Life (in years)	5.0	5.0
Dividend Yield	1.6%	1.7%

Aggregated information regarding the Company’s stock option plans as of April 29, 2006 is summarized below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Outstanding at January 31, 2006	1,565,355	$6.47
Granted	106,000	9.91
Exercised	(80,960)	7.53
Expired or canceled	(6,062)	8.93

Outstanding at April 29, 2006	1,584,333	$6.63	5.3	$8,111,358

Exercisable at April 29, 2006	1,301,978	$5.90	4.5	$7,620,642

The total aggregate intrinsic value of options exercised during the three months ended April 29, 2006 was $341,903. No options were exercised during the three months ended April 30, 2005. The fair value per share for all options granted during the three months ended April 29, 2006 and April 30, 2005 was $4.31 per share and $3.93 per share, respectively. As of April 30, 2005, the number of options exercisable was 1,349,590 and the weighted average exercise price of those options was $6.73 per share. As of April 29, 2006, there was $1,144,000 of total unrecognized compensation expense related to share-based compensation arrangements, which is expected to be recognized over a weighted-average period of approximately 4 years.

ASTRO-MED, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(6) Comprehensive Income

The Company’s total comprehensive income is as follows:

	Three-Months Ended
	April 29, 2006	April 30, 2005
Comprehensive Income:
Net Income	$543,039	$398,444
Other Comprehensive Income:
Foreign currency translation adjustments, net of tax	59,076	4,322
Unrealized gain (loss) on securities:
Unrealized holding gain (loss) arising during the period, net of tax	(27,009)	(26,174)

Other Comprehensive Income (Loss)	32,067	(21,852)

Comprehensive Income	$575,106	$376,592

(7) Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and include material, labor and manufacturing overhead. The components of inventories were as follows:

	April 29, 2006	January 31, 2006
Materials and Supplies	$6,265,321	$5,879,486
Work-In-Process	1,654,721	1,050,910
Finished Goods	2,443,347	2,879,374

	$10,363,389	$9,809,770

(8) Income Taxes

An income tax expense of $318,927 was recorded in the first quarter of the current year which is equal to an effective tax rate of 37%. This compares to an income tax expense of $224,124 in the first quarter of the prior year which is equal to an effective tax rate of 36%.

ASTRO-MED, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(9) Segment Information

The Company reports three reporting segments consistent with its sales product groups: Test & Measurement (T&M); QuickLabel Systems (QuickLabel) and Grass Technologies which was formerly known as Grass-Telefactor (G-T). The Company evaluates segment performance based on the segment profit (loss) before corporate and financial administration expenses.

Summarized below are the sales and segment operating profit (loss) for each reporting segment for the three-months ended April 29, 2006 and April 30, 2005.

	Sales		Segment Operating Profit (Loss)
	April 29, 2006	April 30, 2005	April 29, 2006	April 30, 2005
T&M	$3,776,000	$2,622,000	$466,000	$(22,000)
QuickLabel	7,267,000	7,054,000	395,000	563,000
G-T	4,599,000	4,517,000	749,000	743,000

Total	$15,642,000	$14,193,000	1,610,000	1,284,000

Corporate Expenses			898,000	769,000

Operating Income			712,000	515,000
Other Income, Net			150,000	107,000

Income Before Income Taxes			862,000	622,000
Income Tax Expense			319,000	224,000

Net Income			$543,000	$398,000

(10) Product Warranty Liability

Changes in the Company’s product warranty liability during the quarters ended April 29, 2006 and April 30, 2005, respectively, are as follows:

	April 29, 2006	April 30, 2005
Balance, beginning of the period	$238,642	$208,642
Warranty expense during the period	173,159	106,086
Settlements made during the period	(145,188)	(96,086)

Balance, end of the period	$266,613	$218,642

ASTRO-MED, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Business Overview

This section should be read in conjunction with the Condensed Consolidated Financial Statements of the Company included elsewhere herein and the Company’s Form 10-K for the fiscal year ended January 31, 2006.

The Company develops and manufactures systems that have the ability to acquire, process, analyze, store and present electronic data in a variety of useable forms. The Company sells its product under brand names including Astro-Med (T&M), QuickLabel Systems (QuickLabel) and Grass Technologies, formerly known as Grass Telefactor, (G-T). Products sold under the Astro-Med brand acquire and record data and print the output onto charts or electronic media. Products sold under the QuickLabel Systems brand create product and packaging labels and tags in one or many colors. Products sold under the Grass Technologies brand electronically capture and record neurological data that is used to diagnose epilepsy or to study sleep disorders. The Company supplies a range of products that include hardware, software and consumables to customers who are in a variety of industries.

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

Effective as of February 1, 2006, we adopted SFAS No. 123(R). “Share-Based Payment” which requires that we recognize compensation expense in our statement of operations for the grant-date fair value of stock options and other equity-based compensation issued to employees. Before February 1, 2006, we accounted for share-based payments to employees using APB Opinion No. 25’s intrinsic value method and recognized no compensation expense for employee stock options or shares purchased under our Employee Stock Purchase Plan.

We adopted the provisions of SFAS No. 123(R) under the “modified prospective” transition method. A “modified prospective” transition method is one in which compensation expense is recognized beginning with the effective date (a) based on the requirements of SFAS 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123(R) that remain unvested on the effective date. In accordance with the modified prospective transition method provided under SFAS No. 123(R), results for prior periods have not been restated. As a result, our financial statements for the periods ended before February 1, 2006 are not directly comparable to our financial statements for periods ended after February 1, 2006. Moreover, because the grant-date fair value method under SFAS No. 123(R) is not the same as the method under SFAS No. 123, our results of operations for periods ending after February 1, 2006 are not directly comparable to our pro forma disclosures in the notes to our financial statements for periods ended before February 1, 2006 under SFAS No. 123.

We estimate the fair value of each option on the date of grant using the Black-Scholes option pricing model. This model incorporates assumptions as to stock price volatility, the expected life of options, a risk free interest rate and dividend yield. Many of these assumptions are highly subjective and require the exercise of management judgment. If our actual experience differs from our estimates and we chose to employ different assumptions in the future, the stock-based compensation expense that we record in future periods may differ materially from that recorded in the current period.

As s result of the adoption of SFAS No. 123(R), our income before income tax expense for the three months ended April 29, 2006 was reduced by approximately $100,000. As of April 29, 2006, there was $1,144,000 of total unrecognized compensation expense related to share-based compensation arrangements, which is expected to be recognized over a weighted-average period of approximately 4 years. Based on the assumptions and estimates described above, we estimate that we will record stock-based compensation expense of approximately $400,000 to $500,000 for the year ending January 31, 2007.

ASTRO-MED, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Results of Operations

Three-Months Ended April 29, 2006 vs. Three-Months Ended April 30, 2005

	April 29, 2006	Sales as a % of Total Sales	April 30, 2005	Sales as a % of Total Sales	% Increase (Decrease) Over Prior Year
T&M	$3,776,000	24.1%	$2,622,000	18.4%	44.0%
QuickLabel	7,267,000	46.5%	7,054,000	49.7%	3.0%
GT	4,599,000	29.4%	4,517,000	31.9%	1.8%

Total	$15,642,000	100.0%	$14,193,000	100.0%	10.2%

Sales revenue in the first quarter was $15,642,000, up 10.2% from the prior year’s first quarter sales revenue of $14,193,000. Sales through the Company’s T&M product group increased 44.0%, while sales through the Company’s QuickLabel and GT product groups increased 3.0% and 1.8%, respectively. Sales through the Company’s domestic and international channels of distribution were both up with the domestic channel increasing 12.1% and the international channel increasing 5.8%. However, excluding the $133,000 unfavorable impact of the change in foreign exchange rates, international sales would have increased 8.9%.

Hardware sales in the quarter were $7,970,000 reflecting a 21.1% increase from the prior year’s hardware sales of $6,579,000. All three product groups reported increases in their shipments of hardware products, however, the T&M product group with its Ruggedized and Everest product lines dominated the increase.

The Company’s consumable sales continue to expand with the first quarter volume reaching $6,450,000, reflecting an increase of 1.5% from the prior year. The increase was driven primarily by the Quicklabel Consumables which were up 4.6% from the prior year. Sales of Grass Technologies Consumables were down 6.7% from the prior year.

Sales of the Company’s service and other related-product revenue in the quarter was $1,223,000, down nominally from the prior year’s service and other related product revenue of $1,258,000

Gross profit dollars were $5,276,000, which generated a gross profit margin of 40.1% for the quarter which was consistent with the prior year’s gross profit margin of 40.1%. The consistent gross profit margin despite the increase in sales was the result of increased spending within the manufacturing operation.

Operating expenses were $5,564,000 for the quarter compared to $5,173,000 for the same quarter in the prior year. Selling expenses increased 5.1% from the prior year as a result of additional commission and installation expense related to higher sales. G&A increased 14.2% as a result of higher compensation and outside testing services expenses. Research and development spending increased 10.5% as a result of increases in compensation expense driven by additional personnel and product testing activities. Operating income was $712,000 which represented a 38.1% increase over the prior year.

An income tax expense of $318,927 was recorded in the first quarter of the current year which is equal to an effective tax rate of 37%. This compares to an income tax expense of $224,124 in the first quarter of the prior year which is equal to an effective tax rate of 36%.

Net income in the first quarter was $543,000 reflecting a 3.5% return on sales and an EPS of $0.09 per diluted share. For the comparable period in the previous year, net income was $398,000, reflecting a 2.8% return on sales and an EPS of $0.07 per diluted share. Included within net income for the current quarter was approximately $85,000, net of tax benefit, related to the adoption of SFAS 123(R). We did not report any expense related to SFAS 123(R) in the first quarter of the prior year.

ASTRO-MED, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Results of Operations (Continued)

Three-Months Ended April 29, 2006 vs. Three-Months Ended April 30, 2005

The Company reports three reporting segments consistent with its sales product groups: Test & Measurement (T&M); QuickLabel Systems (QuickLabel) and Grass-Technologies (GT). The Company evaluates segment performance based on the segment profit before corporate and financial administration expenses.

Summarized below are the sales and segment operating profit (loss) for each reporting segment.

	Sales		Segment Operating Profit (Loss)
	April 29, 2006	April 30, 2005	April 29, 2006	April 30, 2005
T&M	$3,776,000	$2,622,000	$466,000	$(22,000)
QuickLabel	7,267,000	7,054,000	395,000	563,000
G-T	4,599,000	4,517,000	749,000	743,000

Total	$15,642,000	$14,193,000	1,610,000	1,284,000

Corporate Expenses			898,000	769,000

Operating Income			712,000	515,000
Other Income, Net			150,000	107,000

Income Before Income Taxes			862,000	622,000
Income Tax (Expense) Benefit			(319,000)	(224,000)

Net Income			$543,000	$398,000

Test & Measurement

T&M sales were $3,776,000 for the quarter compared to $2,622,000 in the prior year. The increase of $1,154,000, or 44%, was driven by significant growth in the Ruggedized product line. Sales of the Everest telemetry workstation recorders also experienced significant growth, up 42% from the prior year. Consumables and Service & Other were consistent with the prior year. Gross profit margins increased significantly as a result of increased volume and improved product mix. Operating expenses increased 15.9% as a result of increases within R&D spending on the Ruggedized products.

QuickLabel Systems

QuickLabel sales were $7,267,000 for the quarter compared to $7,054,000 in the prior year. The increase of $213,000, or 3%, was driven by an increase in QuickLabel Hardware and a 4.6% increase in QuickLabel Consumables. Gross profit margins decreased due to unfavorable manufacturing absorption. Operating expenses were consistent with the prior year.

Grass Technologies

GT sales were $4,599,000 for the quarter compared to $4,517,000 in the prior year. The increase of $82,000, or 1.8% was driven by an increase in EEG and PSG system sales, tempered by lower LTM and Consumable sales. Gross profit margins were consistent with the prior year. During the quarter operating expenses were also consistent with the prior year.

Financial Condition

The Company expects to finance its future working capital needs, capital expenditures and acquisition requirements through internal funds. To the extent the Company’s capital and liquidity requirements are not satisfied internally, the Company may utilize a $3.5 million unsecured bank line of credit, all of which is currently available. Borrowings under this line of credit bear interest at the bank’s prime rate. The expiration date of this line of credit is July 31, 2006 and is expected to be renewed.

The Company’s Statements of Cash Flows for the three-months ended April 29, 2006 and April 30, 2005 are included on page 5. Net cash flow provided by operating activities for the current quarter was $1,523,383 versus $326,660 in the first quarter of the previous year. The increase in the current quarter cash flow over the prior year can be attributed almost entirely to better working capital management. The accounts receivable balance decreased 4.3% to $10,167,643, down from $10,623,553 at year-end. The cash collection cycle also improved to 59 Net Days Sales Outstanding at the end of the quarter as compared to the 60 days sales outstanding at year-end. Inventory increased 5.6% to $10,363,389, up from $9,809,770 at year-end. Net Days Inventory on Hand were 102 days which was consistent with year-end.

ASTRO-MED, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Financial Condition (Continued)

Cash and securities available for sale at the end of the first quarter totaled $16,338,357 up 11.0% from $14,723,718 at year-end. The increase in cash and securities available for sale can be attributed to cash provided by operations of $2,066,442 and proceeds from employee stock option exercises of $609,408 in the first quarter of this year, offset by the $228,557 of capital expenditures made in the quarter and the $269,606 dividend payment. Capital expenditures consisted primarily of the purchase of machinery and equipment that will be used to increase capacity and efficiency.

During the quarter the Company purchased $2,525,000 of marketable securities.

The Company paid cash dividends in the quarter of $269,606 or $0.05 per common share.

In the first quarter ended April 29, 2006, the Company received $609,408 of proceeds from the exercise of employee stock options.

Critical Accounting Policies, Commitments and Certain Other Matters

In the Company’s Form 10-K for the fiscal year ended January 31, 2006, the Company’s most critical accounting policies and estimates upon which our financial status depends were identified as those relating to revenue recognition, warranty claims, bad debt, inventories and long-lived assets. We considered the disclosure requirements of Financial Release (“FR”) 60 (“FR-60”) regarding critical accounting policies and FR-61 regarding liquidity and capital resources, certain trading activities and related party/certain other disclosures, and concluded that nothing materially changed during the quarter that would warrant further disclosure under these releases.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Astro-Med, Inc.’s exposure to market risk has not changed materially from its exposure at January 31, 2006 as set forth in Item 7A in Astro-Med, Inc.’s Form 10K for the fiscal year ended January 31, 2006.

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

Item 1. Legal Proceedings

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On August 16, 2004, the Company announced that its Board of Directors had approved the repurchase of 600,000 shares of common stock. This is an ongoing authorization without any expiration date. The Company made no purchases of its common stock pursuant to this authority during the first quarter of fiscal 2007.

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

ASTRO-MED, INC.
(Registrant)

Date: June 7, 2006	By	/s/ A.W. Ondis
A.W. Ondis, Chairman
(Principal Executive Officer)

Date: June 7, 2006	By	/s/ Joseph P. O’Connell
Joseph P. O’Connell Vice President and Treasurer
(Principal Financial Officer)