Form 10-Q
period 2006-07-29
ASTRO MED INC /NEW/
filed 2006-09-11
CIK 8146

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 29, 2006

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

Common Stock, $.05 Par Value – 6,665,380 shares

(excluding treasury shares) as of August 29, 2006

ASTRO-MED, INC.

Part I. FINANCIAL INFORMATION

ASTRO-MED, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	July 29, 2006	January 31, 2006
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$2,870,303	$4,598,993
Securities Available for Sale	12,109,997	10,124,725
Accounts Receivable, Net	10,818,137	10,623,553
Inventories	10,371,187	9,809,770
Prepaid Expenses and Other Current Assets	1,066,413	1,116,269
Deferred Tax Assets	3,395,990	3,388,756

Total Current Assets	40,632,027	39,662,066

PROPERTY, PLANT AND EQUIPMENT	28,131,245	27,351,328
Less Accumulated Depreciation	(21,062,599)	(20,251,669)

Total Property, Plant and Equipment, net	7,068,646	7,099,659
OTHER ASSETS
Goodwill	2,336,721	2,336,721
Amounts Due from Officers	480,314	480,314
Other	145,570	68,520

	$50,663,278	$49,647,280

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts Payable	$2,139,128	$2,672,555
Accrued Compensation	1,851,837	1,848,029
Accrued Expenses	2,884,646	2,304,247
Deferred Revenue	703,634	752,049
Income Taxes Payable	280,711	362,747
Deposit on Pending Sale	500,000	500,000

Total Current Liabilities	8,359,956	8,439,627

Deferred Tax Liabilities	938,122	906,157

TOTAL LIABILITIES	9,298,078	9,345,784

SHAREHOLDERS’ EQUITY
Preferred Stock, $10 Par Value, Authorized 100,000 Shares, None Issued	—	—
Common Stock, $.05 Par Value, Authorized 13,000,000 Shares, Issued, 7,787,234 and 6,342,321 Shares, respectively (Note 1)	389,366	317,120
Additional Paid-In Capital (Note 11)	29,751,231	16,385,210
Retained Earnings (Note 11)	18,176,109	30,030,652
Treasury Stock, at Cost, 1,074,106 and 1,024,106 Shares, respectively	(7,143,147)	(6,579,147)
Accumulated Other Comprehensive Income	191,641	147,661

TOTAL SHAREHOLDERS’ EQUITY	41,365,200	40,301,496

	$50,663,278	$49,647,280

ASTRO-MED, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three-Months Ended (Unaudited)		Six-Months Ended (Unaudited)
	July 29, 2006	July 30, 2005	July 29, 2006	July 30, 2005
Net Sales	$16,266,621	$14,648,202	$31,908,144	$28,841,455
Cost of Sales	9,270,342	8,317,551	18,636,145	16,822,481

Gross Profit	6,996,279	6,330,651	13,271,999	12,018,974
Costs and Expenses:
Selling, General and Administrative	5,034,680	4,434,295	9,545,501	8,653,988
Research and Development	944,220	991,419	1,996,901	1,944,473

Operating Expenses	5,978,900	5,425,714	11,542,402	10,598,461

Operating Income	1,017,379	904,937	1,729,597	1,420,513
Other Income (Expense):
Investment Income	142,258	105,763	273,005	202,295
Other, Net	48,152	(13,505)	67,152	(3,045)

	190,410	92,258	340,157	199,250

Income Before Income Taxes	1,207,789	997,195	2,069,754	1,619,763
Income Tax Provision	467,580	375,262	786,506	599,386

Net Income	$740,209	$621,933	$1,283,248	$1,020,377

Net Income per Common Share:
Basic	$0.11	$0.09	$0.19	$0.15
Diluted	$0.10	$0.09	$0.17	$0.14
Weighted Average Number of Shares Outstanding:
Basic	6,717,790	6,594,654	6,721,193	6,595,709
Diluted	7,380,374	7,160,275	7,348,919	7,150,079
Dividends Declared Per Common Share	$0.05	$0.03	$0.10	$0.06

ASTRO-MED, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six-Months Ended
	July 29, 2006	July 30, 2005
	(Unaudited)
Cash Flows from Operating Activities:
Net Income	$1,283,248	$1,020,377
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	749,405	746,558
Share-Based Compensation	199,454	—
Deferred Income Taxes	24,731	—
Changes in Assets and Liabilities:
Accounts Receivable	(194,585)	(550,558)
Inventories	(561,417)	(260,214)
Other	8,758	(403,296)
Income Taxes Payable	(82,036)	199,123
Accounts Payable and Accrued Expenses	2,365	(207,811)

Total Adjustments	146,675	(476,198)
Net Cash Provided by Operating Activities	1,429,923	544,179
Cash Flows from Investing Activities:
Proceeds from Maturities of Securities Available for Sale	2,276,873	1,379,257
Purchases of Securities Available for Sale	(4,275,067)	(5,194,090)
Additions to Property, Plant and Equipment	(699,973)	(333,731)

Net Cash Used by Investing Activities	(2,698,167)	(4,148,564)
Cash Flows from Financing Activities:
Proceeds from Common Shares Issued Under Employee Benefit Plans and Exercises of Stock Options	708,664	12,509
Purchases of Treasury Stock	(564,000)	(30,163)
Dividends Paid	(605,110)	(423,934)

Net Cash Used by Financing Activities	(460,446)	(441,588)
Net Decrease in Cash and Cash Equivalents	(1,728,690)	(4,045,973)
Cash and Cash Equivalents, Beginning of Period.	4,598,993	6,225,122

Cash and Cash Equivalents, End of Period	$2,870,303	$2,179,149

Supplemental Disclosures of Cash Flow Information:
Cash Paid During the Period for:
Income Taxes	$876,375	$400,263
Non-cash Transfer from Retained Earnings to Capital Stock and Additional Paid-in Capital Due to the 5 for 4 Stock Split which was characterized as a Stock Dividend	$12,532,681	$—

ASTRO-MED, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

July 29, 2006

(Unaudited)

(1) Basis of Presentation

The accompanying consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments consisting of normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the results of the interim periods included herein. These financial statements do not include all disclosures associated with annual financial statements and, accordingly, should be read in conjunction with footnotes contained in the Company’s annual report on Form 10-K for the year ended January 31, 2006.

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

	Three-Months Ended		Six-Months Ended
	July 29, 2006	July 30, 2005	July 29, 2006	July 30, 2005
Weighted Average Common Shares Outstanding – Basic	6,717,790	6,594,654	6,721,193	6,595,709
Effect of Dilutive Options	662,584	565,621	627,726	554,370

Weighted Average Common Shares Outstanding – Diluted	7,380,374	7,160,275	7,348,919	7,150,079

For the three-months and six-months ended July 29, 2006 and July 30, 2005, the diluted per share amounts do not reflect 414,641 and 295,625 of options outstanding, respectively. These outstanding options were not included in the effect of dilutive options because the exercise price of the options was greater than the average market price of the underlying stock during the periods presented.

(4) Revenue Recognition

The majority of the Company’s product sales are recorded at the time of shipment, when legal title has transferred and risk of loss passes to the customer, when persuasive evidence of an arrangement exists, the Company’s price to the buyer is fixed or determinable and collectibility is reasonably assured in accordance with the requirements in Staff Accounting Bulletin (“SAB”) 104, “Revenue Recognition in Financial Statements.” When a sale arrangement involves training or installation, the deliverables in the arrangement are evaluated to determine whether they represent separate units of accounting in accordance with SAB 104 and EITF 00-21, “Revenue Arrangements With Multiple Deliverables”. This evaluation occurs at inception of the arrangement and as each item in the arrangement is delivered. The total revenue from the arrangement is allocated to each unit of accounting based on its relative fair value. Fair value for each element is established generally based on the sales price charged when the same or similar element is sold separately. Revenue is recognized when revenue recognition criteria for each unit of accounting are met. When other significant obligations remain after products are delivered, revenue is recognized only after such obligations are fulfilled. All of the Company’s equipment contains embedded operating systems and data management software which is included in the selling price of the equipment. The software is deemed incidental to the system as a whole as it is not sold separately or marketed separately and its production costs are minor as compared to those of the hardware system. Returns and customer credits are infrequent and are recorded as a reduction to sales. Rights of return are not included in sales arrangements. Revenue associated with products that contain specific customer acceptance criteria is not recognized before the customer acceptance criteria are satisfied. Discounts from list prices are recorded as a reduction to sales. Amounts billed to customers for shipping and handling fees are included in sales while related shipping and handling costs are included in cost of sales.

ASTRO-MED, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

July 29, 2006

(Unaudited)

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

The Company currently has options outstanding under the 1989, 1993 and 1997 Incentive Stock Option Plans and the 1989 and 1998 Non-Qualified Stock Option Plans. Under these plans, non-qualified stock options or incentive stock options may be granted to the Company’s or its subsidiaries’ employees, officers, advisers, or consultants as defined. Options are granted with an exercise price equal to the fair market value of the common stock on the date of grant and generally vest in equal annual amounts over four years beginning on the first anniversary of the date of the grant. No options are exercisable for periods of more than ten years after the date of grant. The plans were approved by the Company’s shareholders, pursuant to which 3,643,750 shares of the Company’s common stock were reserved for issuance. As of July 29, 2006, 653,121 options remain available for future grants. The Compensation Committee of the Board of Directors administers the plans, approves the individuals to whom options will be granted and determines the number of shares and exercise price of each option. Outstanding options under the plans at July 29, 2006 expire from March 24, 2007 through March 20, 2016. None of the Company’s outstanding options include performance-based or market-based vesting conditions. In addition, the Company has a 1996 Non-Employee Director Stock Option Plan. This plan authorized the grant of options for up to 41,250 shares of common stock. Options granted under this plan vest six months after the grant date.

Under the Employee Stock Purchase Plan (ESPP), the Company is authorized to issue up to 247,500 shares of common stock, of which approximately 104,996 shares remain available as of July 29, 2006. The ESPP provides eligible employees the right to purchase common stock, via payroll deductions, on a monthly basis at 90% of the market price of the common stock at the end of each purchase period. During the quarters ended July 29, 2006 and July 30, 2005, 524 and 892 shares were purchased under the plan. During the six months ended July 29, 2006 and July 30, 2005, 1,316 and 1,833 shares were purchased under the plan.

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

As a result of the adoption of SFAS No. 123(R), the Company’s “income before income taxes” was reduced by approximately $100,000 and $200,000 for the three months and six months ended July 29, 2006, respectively. For the three months ended July 29, 2006 the stock-based compensation expense included $18,900 recorded in cost of sales, $17,700 recorded in research and development, and $63,400 recorded in selling and general and administrative expense. For the six months ended July 29, 2006 the stock-based compensation expense included $37,800 recorded in cost of sales, $35,400 recorded in research and development, and $126,800 recorded in selling and general and administrative expense. In accordance with the modified prospective transition method provided under SFAS No. 123(R), results for prior periods have not been restated. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Historically, as permitted under SFAS No. 123, the Company’s policy was to record forfeitures as incurred. As a result of its adoption of SFAS No. 123(R) the Company will apply an estimated forfeiture rate of 3% for option grants awarded subsequent to February 1, 2006. Such forfeiture rate will be periodically revised, if necessary, based on actual experience.

The following table illustrates the effect on net income and net income per share as if the fair value based method had been applied during the three months and six ended July 30, 2005:

	Three Months Ended July 30, 2005	Six Months Ended July 30, 2005
Net income as reported	$621,933	$1,020,377
Stock-based employee compensation determined under the fair value method, net of tax effects	(77,339)	(159,060)

Pro forma net income	$544,594	$861,317

Net income per common share-diluted
As reported	$0.09	$0.14

Pro forma	$0.08	$0.12

The Company has estimated the fair value of each option grant on the date of grant using the Black-Scholes option-pricing model. The volatility assumption is based on the historical weekly price data of the Company’s common stock over a period equivalent to the weighted average expected life of the Company’s options. Management evaluated whether there were factors during that period which were unusual and would distort the volatility figure if used to estimate future volatility and concluded that there were no such factors. In determining the expected life of the option grants, the Company has observed the actual terms of prior grants with similar characteristics and the actual vesting schedule of the grant and has assessed the expected risk tolerance of different option groups. The risk-free interest rate is based on the U.S. Treasury zero coupon rates for bonds matching the expected term of the option as of the option grant date. The risk-free interest rate was 3.78% and 3.43% for all options granted in the first quarter and half of fiscal 2006 and 2005, respectively.

ASTRO-MED, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

July 29, 2006

(Unaudited)

(5) Share-Based Compensation (Continued)

The following table shows the weighted-average assumptions using the Black-Scholes options pricing model used for stock option grants as well as the fair value of options granted:

	Fiscal 2007	Fiscal 2006
Risk Free Interest Rate	3.8%	3.4%
Expected Volatility	52.2%	57.9%
Expected Life (in years)	5.0	5.0
Forfeiture Rate	3.0%	0.0%
Dividend Yield	1.6%	1.7%

Aggregated information regarding the Company’s stock option plans as of July 29, 2006 is summarized below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Outstanding at January 31, 2006	1,956,694	$5.18
Granted	132,500	7.93
Exercised	(126,814)	5.45
Expired or canceled	(7,577)	7.15

Outstanding at July 29, 2006	1,954,803	$5.34	5.3	$7,934,923

Exercisable at July 29, 2006	1,605,589	$4.76	4.5	$7,446,366

The total aggregate intrinsic value of options exercised during the six months ended July 29, 2006 was $566,309. No options were exercised during the six months ended July 30, 2005. The fair value per share for all options granted during the six months ended July 29, 2006 and July 30, 2005 was $3.45 per share and $3.14 per share, respectively. As of July 29, 2006, there was $930,879 of total unrecognized compensation expense related to share-based compensation arrangements, which is expected to be recognized over a weighted-average period of approximately 4 years. As of July 30, 2005, the number of options exercisable was 1,685,956 and the weighted average exercise price of those options was $4.62 per share.

ASTRO-MED, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

July 30, 2005

(Unaudited)

(6) Comprehensive Income

The Company’s total comprehensive income is as follows:

	Three-Months Ended		Six-Months Ended
	July 29, 2006	July 30, 2005	July 29, 2006	July 30, 2005
Comprehensive Income:
Net Income	$740,209	$621,933	$1,283,248	$1,020,377
Other Comprehensive Income (Loss):
Foreign currency translation adjustments, net of tax	10,599	(186,599)	69,675	(190,915)
Unrealized holding gain (loss) arising during the period, net of tax	1,315	(12,294)	(25,694)	(29,830)

Other Comprehensive Income (Loss)	11,914	(198,893)	43,981	(220,745)

Comprehensive Income	$752,123	$423,040	$1,327,229	$799,632

(7) Inventories

Inventories, net of reserves are stated at the lower of cost (first-in, first-out) or market and include material, labor and manufacturing overhead. The components of inventories were as follows:

	July 29, 2006	January 31, 2006
Raw Materials	$5,725,375	$5,879,486
Work-In-Process	1,792,664	1,050,910
Finished Goods	2,853,148	2,879,374

	$10,371,187	$9,809,770

(8) Income Taxes

For the second quarter ended July 29, 2006, the Company recognized an income tax expense of $467,580, resulting in an effective tax rate of 38.7%. For the second quarter ended July 30, 2005, the Company recognized and income tax expense of $375,262, resulting in an effective tax rate of 37.6%. For the six months ended July 29, 2006, the Company recognized an income tax expense of $786,506, resulting in an effective tax rate of 38.0%. For the six months ended July 30, 2005, the Company recognized an income tax expense of $599,386, resulting in an effective tax rate of 37.0%

ASTRO-MED, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

(9) Segment Information

Summarized below are the Net Sales and Segment Operating Profit for each reporting segment for three-months ended July 29, 2006 and July 30, 2005:

	Net Sales		Segment Operating Profit
	July 29, 2006	July 30, 2005	July 29, 2006	July 30, 2005
T&M	$3,659,000	$2,628,000	$765,000	$147,000
Quicklabel	7,858,000	7,599,000	527,000	847,000
GT	4,750,000	4,421,000	730,000	647,000

Total	$16,267,000	$14,648,000	2,022,000	1,641,000

Corporate Expenses			1,005,000	736,000

Operating Income			1,017,000	905,000
Other Income, Net			190,000	92,000

Income Before Income Taxes			1,207,000	997,000
Income Tax Provision			467,000	375,000

Net Income			$740,000	$622,000

Summarized below are the Net Sales and Segment Operating Profit for each reporting segment for the six-months ended July 29, 2006 and July 30, 2005:

	Sales		Segment Operating Profit
	July 29, 2006	July 30, 2005	July 29, 2006	July 30, 2005
T&M	$7,435,000	$5,250,000	$1,231,000	$125,000
Quicklabel	15,124,000	14,653,000	922,000	1,410,000
GT	9,349,000	8,938,000	1,479,000	1,390,000

Total	$31,908,000	$28,841,000	3,632,000	2,925,000

Corporate Expenses			1,902,000	1,504,000

Operating Income			1,730,000	1,421,000
Other Income, Net			340,000	199,000

Income Before Income Taxes.			2,070,000	1,620,000
Income Tax Provision			787,000	600,000

Net Income			$1,283,000	$1,020,000

ASTRO-MED, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

(10) Product Warranty Liability

Changes in the Company’s product warranty liability during the six months ended July 29, 2006 and July 30, 2005, respectively, are as follows:

	July 29, 2006	July 30, 2005
Balance, beginning of the period	$238,642	$208,642
Warranties issued during the period	270,641	192,335
Settlements made during the period	(242,670)	(182,335)

Balance, end of the period	$266,613	$218,642

(11) Stock Split

On May 16, 2006, the Company declared a 5 for 4 stock split which was accounted for as a stock dividend and was distributed to shareholders on June 30, 2006. An amount equal to the fair value of the additional shares was transferred from retained earnings to additional paid in capital and common stock as of the declaration date. All per share amounts have been restated.

(12) Pending Sale of Real Estate

In July 2006, the Company entered into a lease agreement for approximately 36,000 square feet manufacturing space located in Rockland, Massachusetts. The Company expects to transfer its current manufacturing operations for Grass Technologies from Braintree to Rockland during the third quarter of the current fiscal year. The Company expects the sale of its Braintree property to close during the third quarter of the current fiscal year.

ASTRO-MED, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Business Overview

This section should be read in conjunction with the Condensed Consolidated Financial Statements of the Company included elsewhere herein and the Company’s Form 10-K for the fiscal year ended January 31, 2006.

The Company develops and manufactures systems that have the ability to acquire, process, analyze, store and present electronic data in a variety of useable forms. The Company sells its product under brand names including Astro-Med (T&M), QuickLabel Systems (QuickLabel) and Grass Technologies, formerly known as Grass Telefactor, (GT). Products sold under the Astro-Med brand acquire and record data and print the output onto charts or electronic media. Products sold under the QuickLabel Systems brand create product and packaging labels and tags in one or many colors. Products sold under the Grass Technologies brand electronically capture and record neurological data that is used to diagnose epilepsy or to study sleep disorders. The Company supplies a range of products that include hardware, software and consumables to customers who are in a variety of industries.

The Company competes worldwide in many markets including clinical and research medicine, aerospace, automotive and general manufacturing. The Company retains a competitive position in its respective markets by virtue of proprietary technology, product reputation, delivery, technical assistance and service to customers. The Company markets its products worldwide by advertising and promotion using major national and international trade journals, scientific meetings and trade shows, direct mailing campaigns, and the internet. The products are sold by direct field sales persons as well as independent dealers and representatives. In the United States, the Company has direct field sales people located in major cities from coast to coast specializing in either T&M Recorders and Data Acquisitions systems, QuickLabel Color Label printers and media systems, or GT Neurological Instrumentation products. Additionally, the Company has direct field sales and service centers in Canada, England, France, Germany, Italy and Holland. In the remaining parts of the world, the Company utilizes approximately 80 independent dealers and representatives selling and marketing its products in 40 countries.

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

As s result of the adoption of SFAS No. 123(R), our income before income tax expense for the three months and six ended July 29, 2006 was reduced by approximately $100,000 and $200,000, respectively. As of July 29, 2006, there was $930,879 of total unrecognized compensation expense related to share-based compensation arrangements, which is expected to be recognized over a weighted-average period of approximately 4 years. Based on the assumptions and estimates described above, we estimate that we will record stock-based compensation expense of approximately $400,000 to $500,000 for the year ending January 31, 2007.

Results of Operations

Three-Months Ended July 29, 2006 vs. Three-Months Ended July 30, 2005

Net Sales by product group, percent change, and percent of Total Net Sales for the three months ended July 29, 2006 and July 30, 2005 were:

	July 29, 2006	As a % of Net Sales	July 30, 2005	As a % of Net Sales	% Increase Over Prior Year
T&M	$3,659,000	22.5%	$2,628,000	17.9%	39.2%
QuickLabel	7,858,000	48.3%	7,599,000	51.9%	3.4%
GT	4,750,000	29.2%	4,421,000	30.2%	7.4%

Total	$16,267,000	100.0%	$14,648,000	100.0%	11.0%

ASTRO-MED, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Results of Operations (continued):

Three-Months Ended July 29, 2006 vs. Three-Months Ended July 30, 2005

Sales in the quarter were $16,266,621, an increase of 11.0% from prior year’s second quarter sales of $14,648,202. Sales in the Company’s T&M product group were $3,659,000, an increase of 39.2% over the prior year. Sales in the Company’s QLS product group were $7,858,000, a 3.4% increase over the prior year. Sales through the Company’s GT product group were $4,750,000, a 7.4% increase over the prior year. Sales through the Company’s domestic channel were $11,759,000, up 15.4% from the prior year’s second quarter sales of $10,185,000. Sales through the Company’s international channel were $4,508,000, up 1.0% from the prior year’s second quarter sales of $4,463,000. The favorable impact of the change in foreign exchange rates was approximately $115,000 during the quarter. Had this favorable impact not occurred, sales through the Company’s international channel would have been down 1.5% from the prior year.

The Company’s hardware and software sales were $7,959,000 for the quarter, up 14.4% from the prior year’s sales of $6,954,000. The increase from the prior year was driven by the T&M and Grass Technologies product lines. QLS hardware sales were down from the prior year.

The Company’s consumable sales were $7,149,000 for the quarter, up 8.5% from the prior year’s sales of $6,588,000. The growth in the consumable sales was traceable to the QLS media products and Grass Technologies electrodes and creams product lines. T&M consumable sales were flat with the prior year.

Sales of the Company’s service related products were $1,159,000 for the quarter, up 4.7% from the prior year’s sales of $1,107,000. The increase was driven primarily by the sale of replacement parts.

Gross profit dollars were $6,996,279 which generated a gross profit margin of 43.1% for the quarter as compared to 43.2% for the second quarter in the prior year. The flat gross margin in the quarter is attributed to additional manufacturing expenses as the Company repositions its production facility to be compliant with ROHS and FAA certification requirements, as well as increased production capacity demands for the ruggedized and color printer product lines.

Operating expenses in the second quarter were $5,978,900, compared to $5,425,714 in the second quarter of the prior year. Selling and general administrative (SG&A) spending increased 13.5% from last year to $5,034,680. The increase was driven by higher personnel costs, travel and trade show expenses and stock based compensation expense. Research & development spending decreased 4.7% from last year to $944,220. As a percent of sales, R&D spending was 5.8% in the second quarter of the current year compared to 6.7% in the second quarter of the prior year.

Other income in the second quarter was $190,410, compared to $92,258 in the second quarter of the prior year. The increase of $98,152 was driven by higher investment income and some favorable foreign currency transaction gains.

Income tax expense of $467,580 and $375,262 was recorded for the three-months ended July 29, 2006 and July 30, 2005, respectively. The effective tax rate for the three-months ended July 29, 2006 and July 30, 2005 was 38.7% and 37.6%, respectively.

The Company reports three reporting segments consistent with its sales product groups: Test & Measurement (T&M), QuickLabel Systems (QLS) and Grass-Technologies (GT). The Company evaluates segment performance based on the segment profit (loss) before corporate and financial administration expenses.

Summarized below are the Net Sales and Segment Operating Profit for each reporting segment for three-months ended July 29, 2006 and July 30, 2005:

	Net Sales		Segment Operating Profit
	July 29, 2006	July 30, 2005	July 29, 2006	July 30, 2005
T&M	$3,659,000	$2,628,000	$765,000	$147,000
Quicklabel	7,858,000	7,599,000	527,000	847,000
GT	4,750,000	4,421,000	730,000	647,000

Total	$16,267,000	$14,648,000	2,022,000	1,641,000

Corporate Expenses			1,005,000	736,000

Operating Income			1,017,000	905,000
Other Income, Net			190,000	92,000

Income Before Income Taxes			1,207,000	997,000
Income Tax Provision			467,000	375,000

Net Income			$740,000	$622,000

ASTRO-MED, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Results of Operations (continued):

Test & Measurement

T&M’s sales were $3,659,000 for the quarter compared to $2,628,000 for the same quarter in the prior year. The $1,031,000, or 39.2%, increase in T&M sales was driven by higher Ruggedized product sales and telemetry product sales. T&M Consumable sales and Service and Other sales increased slightly during the quarter. As a result of higher sales and improved gross profit margins, segment operating profit margins improved to 20.9% compared to 5.5% in the prior year.

Quicklabel Systems

Quicklabel Systems sales were $7,858,000 for the quarter compared to $7,599,000 for the same quarter in the prior year. The increase of $259,000, or 3.4% was driven by an increase in Consumable sales. Hardware sales for the product group were down for the quarter, whereas Service and Other sales were flat with the prior year. As a result of a shift in product mix and higher selling and support expenses the Quicklabel segment operating profit margins declined to 6.7% of sales compared to 11.4% in the prior year.

Grass-Technologies

GT sales were $4,750,000 for the quarter compared to $4,421,000 for the same quarter in the prior year. The increase of $329,000, or 7.4% was driven by increased hardware sales in clinical systems and research products. These hardware increases were offset by decreased sales within EEG systems. Sleep systems were essentially flat with the prior year. GT electrode consumable sales increased 13.5% during the quarter. Service and Other sales were up slightly during the quarter. GT segment operating profit margins were 15.3% for the quarter compared to 14.6% in the prior year.

Six-Months Ended July 29, 2006 vs. Six-Months Ended July 30, 2005

Net Sales by product group, percent change, and percent of Total Net sales for the six months ended July 29, 2006 and July 30, 2005 were:

	July 29, 2006	As a % of Net Sales	July 30, 2005	As a % of Net Sales	% Increase Over Prior Year
T&M	$7,435,000	23.3%	$5,250,000	18.2%	41.6%
QuickLabel	15,124,000	47.4%	14,653,000	50.8%	3.2%
GT	9,349,000	29.3%	8,938,000	31.0%	4.6%

Total	$31,908,000	100.0%	$28,841,000	100.0%	10.6%

Sales for the first six-months of the current year were $31,908,000, a 10.6% increase over the $28,841,000 for the first six-months of the prior year. T&M sales were $7,435,000, an increase of 41.6% from the prior year. Quicklabel sales were $15,124,000, an increase of 3.2% from the prior year. GT sales were $9,349,000, a 4.6% increase from the prior year. Sales through our domestic channel were $22,848,000, up 13.8% from the prior year domestic channel sales of $20,077,000. Sales through the Company’s international channels were $9,060,000, up 3.3% from the prior year’s international channel sales of $8,764,000. For the six months ended July 29, 2006, the change in foreign exchange rates had only a nominal impact on the Company’s sales.

The Company’s hardware and software sales were $15,928,000 for the six months, up 17.7% from the prior year’s sales of $13,533,000. The increase from the prior year was driven by T&M sales and GT sales . Quicklabel hardware sales were down from the prior year.

The Company’s consumable sales were $13,599,000 for the six months, up 5.1% from the prior year’s sales of $12,942,000. The increase from the prior year was driven by Quicklabel Consumable sales. T&M and GT consumable sales were approximately flat with the prior year.

Service and Other sales was $2,381,000, essentially flat with the prior year’s sales of $2,367,000.

Gross profit dollars were $13,271,999, which generated a gross profit margin of 41.6% for the six-months of the current year as compared to a gross profit margin of 41.7% for the first six-months of the prior year. The flat gross margin for the six months of the current year is attributed to additional manufacturing expenses as the Company repositions its production facility to be compliant with ROHS and FAA certification requirements, as well as increased production capacity demands for the ruggedized and color printer product lines.

Operating expenses for the six-months were $11,542,402 compared to $10,598,461 for the same period in the prior year. Selling and general administrative (SG&A) spending increased 10.3% to $9,545,501. The increase in SG&A spending can be attributed to the increase in field sales personnel costs, increases in advertising and tradeshow expenses and stock based compensation expense. R&D spending increased 2.6% from the prior year to $1,996,901. As a percent of sales, R&D spending was 6.2% in the current year compared to 6.7% in the prior year.

Other income for the first six months of the current year was $340,157 compared to $199,250 for the same period in the prior year. The increase of $140,907 was driven by higher investment income and some favorable foreign currency transaction gains.

ASTRO-MED, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Results of Operations (continued):

Six-Months Ended July 29, 2006 vs. Six-Months Ended July 30, 2005

Income tax expense of $786,506 and $599,386 was recorded for the six-months ended July 29, 2006 and July 30, 2005, respectively. The effective tax rate for the six-months ended July 29, 2006 and July 30, 2005 was 38.0% and 37.0%, respectively.

Summarized below are the Net sales and Segment Operating Profit for each reporting segment for the six-months ended July 29, 2006 and July 30, 2005:

	Net Sales		Segment Operating Profit
	July 29, 2006	July 30, 2005	July 29, 2006	July 30, 2005
T&M	$7,435,000	$5,250,000	$1,231,000	$125,000
Quicklabel	15,124,000	14,653,000	922,000	1,410,000
GT	9,349,000	8,938,000	1,479,000	1,390,000

Total	$31,908,000	$28,841,000	3,632,000	2,925,000

Corporate Expenses			1,902,000	1,505,000

Operating Income			1,730,000	1,421,000
Other Income, Net			340,000	199,000

Income Before Income Taxes			2,070,000	1,620,000
Income Tax (Provision)			787,000	600,000

Net Income			$1,283,000	$1,020,000

ASTRO-MED, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Results of Operations (continued):

Six-Months Ended July 29, 2006 vs. Six-Months Ended July 30, 2005 (Continued)

Test & Measurement

T&M’s sales were $7,435,000 for the six months compared to $5,250,000 for the same period in the prior year. The $2,185,000, or 41.6%, increase in T&M sales was driven by higher Ruggedized product sales and Everest series sales. T&M Consumable sales and Service and Other sales were up slightly the prior year. As a result of higher sales and improved gross profit margins segment operating profit margins improved to 16.5% compared to 2.4% in the prior year.

Quicklabel Systems

Quicklabel Systems sales were $15,124,000 for the six months compared to $14,653,000 for the same period in the prior year. The increase of $471,000, or 3.2% was driven primarily by an increase in Consumable sales. Hardware sales for the product group were down for the period. Service and Other sales were down slightly from the prior year. As a result of a shift in product mix and higher selling and support expenses the Quicklabel segment operating profit margins declined to 6.1% of sales compared to 9.6% in the prior year.

Grass-Technologies

GT sales were $9,349,000 for the six months compared to $8,938,000 for the same period in the prior year. The increase of $411,000, or 4.6% was driven by increased hardware sales in sleep systems, long term monitoring systems and research products. These hardware increases were offset by decreased sales within EEG systems. GT consumable sales were flat with the prior year. Service and Other sales were also flat with the prior year. GT segment operating profit margins were 15.8% for the quarter compared to 15.5% in the prior year.

Financial Condition and Liquidity:

The Company’s Statements of Cash Flows for the six-months ended July 29, 2006 and July 30, 2005 are included on page 5. Net cash flows provided by operating activities for the six-months ended July 29, 2006 and July 30, 2005 were $1,429,923 and $544,179, respectively. The increase in the cash provided by operating activities can be attributed to decreases in working capital requirements, higher net income and non cash share based compensation expense.

Cash and marketable securities available for sale at the end of the second quarter totaled $14,980,300, up from $14,723,718 at year-end. Accounts receivable increased to $10,818,137 at the end of the second quarter compared to $10,623,553 at year-end. The accounts receivable collection cycle remained at 60 net days sales outstanding at the end of the quarter as compared to 60 net days outstanding at year-end. Inventory increased to $10,371,187 at the end of the second quarter compared to $9,809,770 at year-end. Inventory turns slowed to 3.6 turns at the end of the quarter as compared to 3.7 turns at year-end.

Capital expenditures were $699,973 for the six-months ended July 29, 2006 as the Company purchased machinery and equipment, information technology hardware and software and tools and dies.

The Company paid cash dividends for the six-months ended July 29, 2006 of $605,110 or $0.10 per common share.

Critical Accounting Policies, Commitments and Certain Other Matters:

In the Company’s Form 10-K for the year ended January 31, 2006, the Company’s most critical accounting policies and estimates upon which our financial status depends were identified as those relating to revenue recognition, warranty claims, bad debts, customer returns, inventories and long-lived assets. We considered the disclosure requirements of Financial Release (“FR”) 60 (“FR-60”) regarding critical accounting policies and FR-61 regarding liquidity and capital resources, certain trading activities and related party/certain other disclosures, and concluded that nothing materially changed during the quarter that would warrant further disclosure under these releases.

Stock Split

On May 16, 2006, the Company declared a 5 for 4 stock split which was accounted for as a stock dividend and was distributed to shareholders on June 30, 2006. An amount equal to the fair value of the additional shares was transferred from retained earnings to additional paid in capital and common stock as of the declaration date. All per share amounts have been restated.

New Accounting Pronouncements

In June 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes – an interpretation of SFAS No. 109”, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. This interpretation will become effective for the Company during the first quarter of fiscal 2008. We are evaluating the impact of this interpretation may have on our financial statements.

Safe Harbor Statement

This document contains forward-looking statements based on current expectations that involve a number of risks and uncertainties. Factors which could cause actual results to differ materially from those anticipated are described in Item 1A of the Company’s Form 10-K for the fiscal year ended January 31, 2006.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

The Company’s exposure to market risk has not changed materially from its exposure at January 31, 2006 as set forth in Item 7A in its Form 10-K for the fiscal year ended January 31, 2006.

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

Item 1A. Risk Factors

There is no change to the Risk factors disclosed in Item 1A to the Company’s Form 10-K for the fiscal year ended January 31, 2006.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On August 16, 2004, the Company announced that its Board of Directors had approved the repurchase of 600,000 shares of common stock. This is an ongoing authorization without any expiration date.

During the second quarter of fiscal 2007, the Company made the following repurchases of its common stock:

	Total Number of Shares Repurchased	Average Price paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Maximum Number of Shares That May Be Purchased Under The Plans or Programs (a)
April 30 – May 27	50,000	$11.28	50,000	497,589
May 28 – June 24	—	—	—	497,589
June 25 – July 29	—	—	—	497,589

Item 4. Submission of Matters to a Vote of Stockholders

An Annual Meeting of Shareholders of the registrant was held May 16, 2006.

In an uncontested election, nominees for directors were elected by the following votes:

Name of Nominee for Director	Votes For	Votes Withheld
Albert W. Ondis	5,072,926	125,587
Everett V. Pizzuti	4,987,911	210,602
Jacques V. Hopkins	4,984,534	213,979
Hermann Viets	4,997,811	200,702
Graeme MacLetchie	5,084,776	113,737

Item 6. Exhibits

(a) Exhibits:

The following exhibits are filed as part of this report on Form 10-Q:

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)
32.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b) and 18 U.S.C. 1350
32.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b) and 18 U.S.C. 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASTRO-MED, INC. (Registrant)

Date: September 11, 2006	By	/s/ A. W. Ondis
A. W. Ondis, Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: September 11, 2006	By	/s/ Joseph P. O’Connell
Joseph P. O’Connell,
Vice President and Treasurer
(Principal Financial Officer)