Form 10-Q
period 2006-10-28
ASTRO MED INC /NEW/
filed 2006-12-11
CIK 8146

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 28, 2006

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

Common Stock, $.05 Par Value 6,714,825 shares (excluding treasury shares) as of November 30, 2006

ASTRO-MED, INC.

Part I. FINANCIAL INFORMATION

ASTRO-MED, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	October 28, 2006 (Unaudited)	January 31, 2006 (Audited)
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$9,151,224	$4,598,993
Securities Available for Sale	12,216,401	10,124,725
Accounts Receivable, Net	10,333,886	10,623,552
Inventories	10,879,701	9,809,770
Prepaid Expenses and Other Current Assets	1,039,203	1,116,270
Deferred Tax Assets	3,546,008	3,388,756

Total Current Assets	47,166,423	39,662,066

PROPERTY, PLANT AND EQUIPMENT	28,600,899	27,351,328
Less Accumulated Depreciation	(21,178,144)	(20,251,669)

	7,422,755	7,099,659
OTHER ASSETS
Goodwill	2,336,721	2,336,721
Amounts Due from Officers, net of current portion	27,050	480,314
Other	333,454	68,520

	$57,286,403	$49,647.280

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts Payable	$2,888,198	$2,672,555
Accrued Compensation	2,645,729	1,848,029
Accrued Expenses	2,944,017	2,304,247
Deferred Revenue	692,190	752,049
Income Taxes Payable	2,286,093	362,747
Deposit on Real Estate Sale	—	500,000

Total Current Liabilities	11,456,227	8,439,627

OTHER LIABILITIES
Deferred Tax Liabilities	941,262	906,157

SHAREHOLDERS’ EQUITY
Common Stock, $.05 Par Value, Authorized 13,000,000 Shares, Issued, 7,835,926 and 6,342,321 Shares, respectively (Note 11)	391,800	317,120
Additional Paid-In Capital (Note 11)	30,101,095	16,385,210
Retained Earnings (Note 11)	21,819,304	30,030,652
Treasury Stock, at Cost, 1,124,106 and 1,024,106 Shares, respectively	(7,644,647)	(6,579,147)
Accumulated Other Comprehensive Income	221,362	147,661

Total Shareholders Equity	44,888,914	40,301,496

	$57,286,403	$49,647,280

ASTRO-MED, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three-Months Ended (Unaudited)		Nine-Months Ended (Unaudited)
	October 28, 2006	October 29, 2005	October 28, 2006	October 29, 2005
Net Sales	$16,042,923	$14,455,179	$47,951,068	$43,296,634
Cost of Sales	9,616,068	8,671,507	28,252,214	25,493,988

Gross Profit	6,426,855	5,783,672	19,698,854	17,802,646
Costs and Expenses:
Selling, General and Administrative	4,819,313	4,316,543	14,364,814	12,970,531
Research and Development	979,952	987,446	2,976,853	2,931,919

Operating Expenses	5,799,265	5,303,989	17,341,667	15,902,450

Gain on Sale of Real Estate, net of related costs	5,251,707	—	5,251,707	—

Operating Income	5,879,297	479,683	7,608,894	1,900,196

Other Income (Expense):
Investment Income	171,824	82,572	444,829	284,866
Other, Net	176,837	(65,841)	243,990	(68,885)

	348,661	16,731	688,819	215,981

Income Before Income Taxes	6,227,958	496,414	8,297,713	2,116,177
Income Tax Provision (Benefit)	2,251,258	(177,329)	3,037,765	422,057

Net Income	$3,976,700	$673,743	$5,259,948	$1,694,120

Net Income per Common Share:
Basic	$0.59	$0.10	$0.78	$0.26
Diluted	$0.53	$0.09	$0.71	$0.23
Weighted Average Number of Shares Outstanding:
Basic	6,693,246	6,618,894	6,711,773	6,603,496
Diluted	7,438,658	7,334,326	7,378,728	7,211,554
Dividends Declared Per Common Share	$0.05	$0.03	$0.15	$0.10

ASTRO-MED, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine-Months Ended
	October 28, 2006 (Unaudited)	October 29, 2005 (Unaudited)
Cash Flows from Operating Activities:
Net Income	$5,259,948	$1,694,120
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	1,132,566	1,067,883
Share-based Compensation	306,734	—
Deferred Income Taxes	(122,147)	(224,514)
Gain on sale of Real Estate	(5,251,707)	—
Changes in Assets and Liabilities:
Accounts Receivable	289,666	(776,074)
Inventories	(1,128,396)	(189,100)
Other	(196,695)	(131,202)
Income Taxes Payable	(1,923,346)	(53,001)
Accounts Payable and Accrued Expenses	744,961	(344,131)

Total Adjustments	(2,301,672)	(650,139)
Net Cash Provided by Operating Activities	2,958,276	1,043,981

Cash Flows from Investing Activities:
Proceeds from Maturities of Securities Available for Sale	4,392,636	1,705,505
Purchases of Securities Available for Sale	(6,450,067)	(5,718,208)
Proceeds from Sale of Real Estate	6,100,000	—
Additions to Property, Plant and Equipment	(1,398,181)	(816,959)

Net Cash Provided (Used) by Investing Activities	2,644,388	(4,829,662)

Cash Flows from Financing Activities:
Proceeds from Common Shares Issued Under Employee Stock Purchase Plan and Exercises of Stock Options	953,682	240,654
Shares Repurchased	(1,065,550)	(30,163)
Dividends Paid	(938,615)	(635,657)

Net Cash (Used) by Financing Activities	(1,050,433)	(425,166)
Net Increase (Decrease) in Cash and Cash Equivalents	4,552,231	(4,210,847)
Cash and Cash Equivalents, Beginning of Period.	4,598,993	6,225,122

Cash and Cash Equivalents, End of Period	$9,151,224	$2,014,275

Supplemental Disclosures of Cash Flow Information:
Cash Paid During the Period for:
Income Taxes	$1,208,230	$586,681
Non-cash Transfer from Retained Earnings to Capital Stock and Additional Paid in Capital Due to the 5-4 Stock Split which was characterized as a Stock Dividend	$12,532,681	$—

ASTRO-MED, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

October 28, 2006

(Unaudited)

(1) Basis of Presentation

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

(3) Net income Per Share

Net income per common share has been computed and presented pursuant to the provisions of Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share. Basic net income per share is based on the weighted average number of shares outstanding during the period. Diluted net income per share is based on the weighted average number of shares and, if dilutive, common equivalent shares for stock options outstanding during the period.

	Three-Months Ended		Nine-Months Ended
	October 28, 2006	October 29, 2005	October 28, 2006	October 29, 2005
Weighted Average Common Shares Outstanding – Basic	6,693,246	6,618,894	6,711,773	6,603,496
Dilutive Effect of Options Outstanding	745,412	715,432	666,955	608,058

Weighted Average Common Shares Outstanding – Diluted	7,438,658	7,334,326	7,378,728	7,211,554

For the three-month and nine-month periods ended October 28, 2006 and October 29, 2005, the diluted per share amounts do not reflect options outstanding of zero and 3,300, respectively. These outstanding options were not included in the weighted average common shares outstanding because the exercise prices of the options were greater than the average market price of the Company’s stock during the periods presented.

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

October 28, 2006

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

The Company currently has options outstanding under the 1989, 1993 and 1997 Incentive Stock Option Plans and the 1989 and 1998 Non-Qualified Stock Option Plans. Under these plans, non-qualified stock options or incentive stock options may be granted to the Company’s or its subsidiaries’ employees, officers, advisers, or consultants as defined. Options are granted with an exercise price equal to the fair market value of the common stock on the date of grant and generally vest in equal annual amounts over four years beginning on the first anniversary of the date of the grant. No options are exercisable for periods of more than ten years after the date of grant. The plans were approved by the Company’s shareholders, pursuant to which 3,643,750 shares of the Company’s common stock were reserved for issuance. As of October 28, 2006, 662,200 options remain available for future grants. The Compensation Committee of the Board of Directors administers the plans, approves the individuals to whom options will be granted and determines the number of shares and exercise price of each option. Outstanding options under the plans at October 28, 2006 expire from March 24, 2007 through March 20, 2016. None of the Company’s outstanding options include performance-based or market-based vesting conditions. In addition, the Company has a 1996 Non-Employee Director Stock Option Plan. This plan authorized the grant of options for up to 41,250 shares of common stock. Options granted under this plan vest six months after the grant date.

Under the Employee Stock Purchase Plan (ESPP), the Company is authorized to issue up to 247,500 shares of common stock, of which approximately 104,278 shares remain available as of October 28, 2006. The ESPP provides eligible employees the right to purchase common stock, via payroll deductions, on a monthly basis at 90% of the market price of the common stock at the end of each purchase period. During the quarters ended October 28, 2006 and October 29, 2005, 718 and 485 shares were purchased under the plan. During the nine months ended October 28, 2006 and October 29, 2005, 2,034 and 2,318 shares were purchased under the plan.

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

As a result of the adoption of SFAS No. 123(R), the Company’s “income before income taxes” was reduced by approximately $106,000 and $306,000 for the three months and nine months ended October 30, 2006, respectively. For the three months ended October 28, 2006 the stock-based compensation expense included $20,100 recorded in cost of sales, $18,300 recorded in research and development, and $67,600 recorded in selling and general and administrative expense. For the nine months ended October 28, 2006 the stock-based compensation expense included $57,900 recorded in cost of sales, $53,700 recorded in research and development, and $194,400 recorded in selling and general and administrative expense. In accordance with the modified prospective transition method provided under SFAS No. 123(R), results for prior periods have not been restated. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Historically, as permitted under SFAS No. 123, the Company’s policy was to record forfeitures as incurred. As a result of its adoption of SFAS No. 123(R) the Company will apply an estimated forfeiture rate of 3% for option grants awarded subsequent to February 1, 2006. Such forfeiture rate will be periodically revised, if necessary, based on actual experience.

The following table illustrates the effect on net income and net income per share as if the fair value based method had been applied during the three months and nine ended October 29, 2005:

	Three Months Ended October 29, 2005	Nine Months Ended October 29, 2005
Net income as reported	$673,743	$1,694,120
Stock-based employee compensation determined under the fair value method, net of tax effects	(77,124)	(236,184)

Pro forma net income	$596,619	$1,457,936

Net income per common share - diluted
As reported	$0.09	$0.24
Pro forma	$0.08	$0.20

The Company has estimated the fair value of each option grant on the date of grant using the Black-Scholes option-pricing model. The volatility assumption is based on the historical weekly price data of the Company’s common stock over a period equivalent to the weighted average expected life of the Company’s options. Management evaluated whether there were factors during that period which were unusual and would distort the volatility figure if used to estimate future volatility and concluded that there were no such factors. In determining the expected life of the option grants, the Company has observed the actual terms of prior grants with similar characteristics and the actual vesting schedule of the grant and has assessed the expected risk tolerance of different option groups. The risk-free interest rate is based on the actual U.S. Treasury zero coupon rates for bonds matching the expected term of the option as of the option grant date. The risk-free interest rate was 3.78% and 3.43% for all options granted in the third quarter and nine months of fiscal 2007 and 2006, respectively.

ASTRO-MED, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

October 28, 2006

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

The fair value per share for all options granted during the nine months ended October 28, 2006 and October 29, 2005 was $3.45 per share and $3.14 per share, respectively.

Aggregated information regarding the Company’s stock option plans activities as of October 28, 2006 are summarized below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Outstanding at January 31, 2006	1,956,694	$5.18
Granted	132,500	7.93
Exercised	(174,888)	5.36
Expired or canceled	(12,532)	7.33

Outstanding at October 28, 2006	1,901,874	$5.34	4.4	$9,184,515

Exercisable at October 28, 2006	1,558,279	$4.75	3.5	$8,441,098

The total aggregate intrinsic value of options exercised during the nine months ended October 28, 2006 was $855,112. 44,825 options were exercised during the nine months ended October 29, 2005. As of October 28, 2006, there was $826,291 of total unrecognized compensation expense related to share-based compensation arrangements, which is expected to be recognized over a weighted-average period of approximately 4 years. As of October 29, 2005, the number of options exercisable was 1,640,839 and the weighted average exercise price of those options was $4.61 per share.

ASTRO-MED, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

October 28, 2006

(Unaudited)

(6) Comprehensive Income

The Company’s comprehensive income is as follows:

	Three-Months Ended		Nine-Months Ended
	October 28, 2006	October 29, 2005	October 28, 2006	October 29, 2005
Comprehensive Income:
Net Income	$3,976,700	$673,743	$5,259,948	$1,694,120
Other Comprehensive Income (Loss):
Foreign currency translation adjustments, net of tax	3,687	62,854	73,362	(128,061)
Unrealized gain (loss) in securities:
Unrealized holding gain (loss) arising during the period, net of tax	26,033	(7,856)	339	(37,686)

Other Comprehensive Income (Loss)	29,720	54,998	73,701	(165,747)

Comprehensive Income	$4,006,420	$728,741	$5,333,649	$1,528,373

(7) Inventories

Inventories, net of reserves, are stated at the lower of cost (first-in, first-out) or market and include material, labor and manufacturing overhead. The components of inventories are as follows:

	October 28, 2006	January 31, 2006
Raw Materials	$5,622,634	$5,879,486
Work-In-Process	2,337,895	1,050,910
Finished Goods	2,919,172	2,879,374

	$10,879,701	$9,809,770

(8) Income Taxes

During the quarter ended October 28, 2006, the Company recognized an income tax expense of approximately $2,251,000. The quarter’s income tax expense includes 1) expense of $355,000 on the current quarter’s pre-tax income 2) a $231,000 favorable adjustment related to differences between the prior year tax provision and the actual tax return as filed primarily relating to additional foreign tax credits, R&D credits and lower state income taxes and 3) expense of $2,127,000 related to the net gain on the sale of the Braintree real estate. This compares to an income tax benefit of $177,000 in the prior year which includes 1) an income tax expense of $184,000 which equals an effective tax rate of 37% on the current quarter’s pre-tax income and 2) a $361,000 reversal of tax reserves related to the favorable resolution of certain income tax examinations.

During the nine months ended October 28, 2006, the Company recognized an income tax expense of $3,037,000. The nine month income tax expense includes 1) expense of $1,141,000 on the current quarter’s pre-tax income 2) a $231,000 favorable adjustment related to differences between the prior year tax provision and the actual tax return as filed primarily relating to additional foreign tax credits, R&D credits and lower state income taxes and 3) expense of $2,127,000 related to the net gain on the sale of the Braintree real estate. This compares to an income tax expense of $422,000 in the prior year which includes 1) an income tax expense of $783,000 on the period’s pre-tax income and 2) the $361,000 reversal of tax reserves noted above.

ASTRO-MED, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

October 28, 2006

(Unaudited)

(9) Segment Information

Summarized below are the sales and segment operating profit for each reporting segment for three-months ended October 28, 2006 and October 29, 2005:

	Sales		Segment Operating Profit
	October 28, 2006	October 29, 2005	October 28, 2006	October 29, 2005
T&M	$3,865,000	$3,173,000	$821,000	$36,000
Quicklabel	7,723,000	7,113,000	82,000	746,000
GT	4,455,000	4,169,000	591,000	427,000

Total	$16,043,000	$14,455,000	1,494,000	1,209,000

Corporate Expenses			866,000	730,000

Gain on Sale of Real Estate, net of related costs			5,252,000	—

Operating Income			5,879,000	479,000
Other Income, Net			348,000	17,000

Income Before Income Taxes			6,228,000	496,000
Income Tax Provision (Benefit)			2,251,000	(178,000)

Net Income			$3,977,000	$674,000

Summarized below are the sales and segment operating profit for each reporting segment for the nine-months ended October 28, 2006 and October 29, 2005:

	Sales		Segment Operating Profit
	October 28, 2006	October 29, 2005	October 28, 2006	October 29 2005
T&M	$11,300,000	$8,423,000	$2,068,000	$161,000
Quicklabel	22,847,000	21,766,000	1,021,000	2,156,000
GT	13,804,000	13,107,000	2,101,000	1,817,000

Total	$47,951,000	$43,296,000	5,190,000	4,134,000

Corporate Expenses			2,833,000	2,234,000

Gain on Sale of Real Estate, net of related costs			5,252,000	—

Operating Income			7,609,000	1,900,000
Other Income, Net			689,000	216,000

Income Before Income Taxes			8,298,000	2,116,000
Income Tax Provision			3,038,000	422,000

Net Income			$5,260,000	$1,694,000

ASTRO-MED, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

(10) Product Liability

Changes in the Company’s product warranty liability during the nine-months ended October 28, 2006 and October 29, 2005, are as follows:

	October 28, 2006	October 29, 2005
Balance, beginning of the period	$238,642	$208,642
Warranties issued during the period	341,374	416,149
Settlements made during the period	(313,403)	(401,149)

Balance, end of the period	$266,613	$223,642

(11) Stock Split

On May 16, 2006, the Company declared a 5 for 4 stock split with a record date of June 16, 2006 which was accounted for as a stock dividend and was distributed to shareholders on June 30, 2006. An amount equal to the fair value of the additional shares was transferred from retained earnings to additional paid in capital and common stock as of the declaration date. All per share amounts have been restated.

(12) Sale of Real Estate

On September 19, 2006, the Company completed the sale of its property located in Braintree, Massachusetts constituting approximately 24.692 acres of land to Hanover R.S. Limited Partnership for the price of $6,100,000 which was paid in cash at the closing. The $5,251,707 gain on the sale of the property was net of the book value of the property, professional fees, executive bonus for completing the transaction and other miscellaneous expenses related to the transaction. The net proceeds from the sale were deposited with a qualified intermediary in order to give the Company the option to enter into a tax free like-kind exchange under Section 1031 of the Internal Revenue Code. The Company had forty five days to identify possible replacements in order to effect a like-kind exchange As of November 3, 2006 the Company was able to identify four properties in accordance with Section 1031 of the Internal Revenue Code.

In July 2006, the Company entered into a lease agreement for approximately 36,000 square feet of manufacturing space located in Rockland, Massachusetts. During the third quarter ended October 28, 2006, the Company transferred it manufacturing operations for Grass Technologies from Braintree to Rockland.

(13) Subsequent Event

On November 15, 2006 the Company announced the elimination of the indebtedness of its senior officers to the Company. Both the CEO and COO repaid in full the unsecured non-interest bearing demand notes in the amounts of $321,640 and $131,624, respectively. These repayment transactions by these corporate officers eliminate their outstanding debt obligations to the Company. As a result, these amounts were reclassified to current assets as of October 28, 2006.

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

As s result of the adoption of SFAS No. 123(R), our income before income tax expense for the three months and nine months ended October 28, 2006 was reduced by approximately $106,000 and $306,000, respectively. As of October 28, 2006, there was $826,291 of total unrecognized compensation expense related to share-based compensation arrangements, which is expected to be recognized over a weighted-average period of approximately 4 years. Based on the assumptions and estimates described above, we estimate that we will record stock-based compensation expense of approximately $400,000 for the year ending January 31, 2007.

Results of Operations

Three-Months Ended October 28, 2006 vs. Three-Months Ended October 29, 2005

	October 28, 2006	Sales as a % of Total Sales	October 29, 2005	Sales as a % of Total Sales	% Increase Over Prior Year
T&M	$3,865,000	24.1%	$3,173,000	21.9%	21.8%
QuickLabel	7,723,000	48.1%	7,113,000	49.2%	8.6%
GT	4,455,000	27.8%	4,169,000	28.9%	6.9%

Total	$16,043,000	100.0%	$14,455,000	100.0%	11.0%

ASTRO-MED, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Results of Operations (continued):

Three-Months Ended October 28, 2006 vs. Three-Months Ended October 29, 2005

Sales in the quarter were $16,042,923, an increase of 11.0% from prior year’s third quarter sales of $14,455,179. Sales in the Company’s T&M product group were $3,865,000, an increase of 21.8% over the prior year. Sales in the Company’s QLS product group were $7,723,000, an 8.6% increase over the prior year. Sales through the Company’s GT product group were $4,455,000, a 6.8% increase over the prior year. Sales through the Company’s domestic channel were $12,312,000, up 18.2% from the prior year’s third quarter sales of $10,416,000. Sales through the Company’s international channel were $3,731,000, down 7.6% from the prior year’s third quarter sales of $4,039,000. The favorable impact of the change in foreign exchange rates was approximately $119,000 during the quarter as the dollar continued to weaken. Had this favorable impact not occurred, sales through the Company’s international channel would have been down 10.6% from the prior year.

The Company’s hardware and software sales were $7,893,000 for the quarter, up 15.1% from the prior year’s sales of $6,854,000. The increase from the prior year was driven by the T&M airborne printers and the Everest series equipment and the Grass Technologies sleep diagnosis equipment. QLS hardware sales were down from the prior year due to lower OEM monochrome printer sales.

The Company’s consumable sales were $7,027,000 for the quarter, up 11.7% from the prior year’s sales of $6,293,000. The growth in the consumable sales was traceable to the QLS media products. T&M and Grass Technologies consumable sales were down slightly when compared to the prior year.

Sales of the Company’s service related products were $1,123,000 for the quarter, down 14.1% from the prior year’s sales of $1,308,000. The decrease was driven by lower sales of replacement parts.

Gross profit dollars were $6,426,855 which generated a gross profit margin of 40.1% for the quarter as compared to 40.0% for the third quarter in the prior year. This year’s gross profit margin is the result of higher manufacturing costs related to ensuring the production facilities are compliant with ROHS and FAA certification requirements which offset manufacturing absorption gains realized from the increases in sales volume.

Operating expenses in the third quarter were $5,799,265, compared to $5,303,989 in the third quarter of the prior year. Selling and general administrative (SG&A) spending increased 11.6% from last year to $4,819,313. The increase was driven by higher personnel costs, travel and trade show expenses and stock based compensation expense. Research & development spending decreased 1.0% from last year to $979,952. As a percent of sales, R&D spending was 6.1% in the third quarter of the current year compared to 6.8% in the third quarter of the prior year.

During the third quarter of the current year the Company completed the sale of its property located in Braintree Massachusetts for the price of $6,100,000 which was received in cash at the closing. The net pretax gain on the sale of this property after professional fees, management bonus expense and other miscellaneous fees was $5,252,000.

Other income in the third quarter was $348,661, compared to $16,731 in the third quarter of the prior year. The increase of $331,930 was driven by higher investment income of $89,252, the impact of foreign exchange transactions of $62,181, the sale of GT research contracts for $75,000 and other miscellaneous income of $105,497.

During the quarter ended October 28, 2006, the Company recognized an income tax expense of approximately $2,251,000. The quarter’s income tax expense includes 1) expense of $355,000 on the current quarter’s pre-tax income 2) a $231,000 favorable adjustment related to differences between the prior year tax provision and the actual tax return as filed primarily relating to additional foreign tax credits, R&D credits and lower state income taxes and 3) expense of $2,127,000 related to the net gain on the sale of the Braintree real estate. This compares to an income tax benefit of $177,000 in the prior year which includes 1) an income tax expense of $184,000 which equals an effective tax rate of 37% on the current quarter’s pre-tax income and 2) a $361,000 reversal of tax reserves related to the favorable resolution of certain income tax examinations.

The Company reports three reporting segments consistent with its sales product groups: Test & Measurement (T&M), QuickLabel Systems (QLS) and Grass Technologies (GT). The Company evaluates segment performance based on the segment profit (loss) before corporate and financial administration expenses.

Summarized below are the sales and segment operating profit for each reporting segment for three-months ended October 28, 2006 and October 29, 2005:

	Sales		Segment Operating Profit
	October 28, 2006	October 29, 2005	October 28, 2006	October 29, 2005
T&M	$3,865,000	$3,173,000	$821,000	$36,000
Quicklabel	7,723,000	7,113,000	82,000	746,000
GT	4,455,000	4,169,000	591,000	427,000

Total	$16,043,000	$14,455,000	1,494,000	1,209,000

Corporate Expenses			866,000	730,000

Gain on Sale of Real Estate, net of related costs			5,252,000	—

Operating Income			5,879,000	479,000
Other Income, Net			348,000	17,000

Income Before Income Taxes			6,228,000	496,000
Income Tax Provision (Benefit)			2,251,000	(178,000)

Net Income			$3,977,000	$674,000

ASTRO-MED, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Results of Operations (continued):

Three-Months Ended October 28, 2006 vs. Three-Months Ended October 29, 2005

Test & Measurement

T&M’s sales were $3,865,000 for the quarter compared to $3,173,000 for the same quarter in the prior year. The $692,000, or 21.8%, increase in T&M sales was driven by higher Ruggedized product sales and telemetry product sales. T&M Consumable sales and Service and Other sales decreased during the quarter. As a result of higher sales and improved gross profit margins, segment operating profit margins improved to 21.2% compared to 1.1% in the prior year.

Quicklabel Systems

Quicklabel Systems sales were $7,723,000 for the quarter compared to $7,113,000 for the same quarter in the prior year. The increase of $610,000, or 8.6% was driven by an increase in Consumable sales. Hardware and Service and Other sales for the product group were down for the quarter as a result of lower OEM monochrome printer sales. As a result of a shift in product mix, higher selling and support expenses and unfavorable manufacturing costs associated with lower hardware sales the Quicklabel segment operating profit margins declined to 1.1% of sales compared to 10.4% in the prior year.

Grass Technologies

GT sales were $4,455,000 for the quarter compared to $4,169,000 for the same quarter in the prior year. The increase of $286,000, or 6.9% was driven by increased hardware sales in clinical systems and research products. Sleep systems were up 36.6% from the prior year while EEG and LTM system sales were lower than the prior year sales level. GT electrode consumable sales increased 3.2% during the quarter. Service and Other sales were down during the quarter. GT segment operating profit margins were 13.3% for the quarter up from 10.2% in the prior year.

Nine-Months Ended October 28, 2006 vs. Nine-Months Ended October 29, 2005

	October 28, 2006	Sales as a % of Total Sales	October 29, 2005	Sales as a % of Total Sales	% Increase Over Prior Year
T&M	$11,300,000	23.6%	$8,423,000	19.4%	34.1%
QuickLabel	22,847,000	47.6%	21,766,000	50.2%	4.9%
GT	13,804,000	28.8%	13,107,000	30.4%	5.3%

Total	$47,951,000	100.0%	$43,296,000	100.0%	10.7%

Sales for the first nine-months of the current year were $47,951,000, a 10.7% increase over the $43,296,000 for the first nine-months of the prior year. T&M sales were $11,300,000, an increase of 34.1% from the prior year. Quicklabel sales were $22,847,000, an increase of 4.9% from the prior year. GT sales were $13,804,000, a 5.3% increase from the prior year. Sales through our domestic channel were $35,160,000, up 15.3% from the prior year domestic channel sales of $30,492,000. Sales through the Company’s international channels were $12,791,000, flat with the prior year’s international channel sales of $12,805,000. For the nine months ended October 28, 2006, the favorable change in foreign exchange rates added $101,000 to the current year sales when compared to the prior year.

The Company’s hardware and software sales were $23,821,000 for the nine months, up 16.8% from the prior year’s sales of $20,387,000. The increase from the prior year was driven by T&M sales and GT sales.

The Company’s consumable sales were $20,626,000 for the nine months, up 7.2% from the prior year’s sales of $19,236,000. The increase from the prior year was driven by Quicklabel consumable sales. T&M consumable sales were down from the prior year and GT consumable sales were approximately flat with the prior year.

Service and Other sales was $3,504,000, down 4.6% from the prior year’s sales of $3,674,000 due to lower sales of parts.

Gross profit dollars were $19,698,854, which generated a gross profit margin of 41.1% for the nine-months of the current year as compared to a gross profit margin of 41.1% for the first nine-months of the prior year. The flat gross margin for the nine months of the current year is attributed to additional manufacturing expenses as the Company repositions its production facility to be compliant with ROHS and FAA certification requirements, as well as increased production capacity demands for the ruggedized and color printer product lines.

Operating expenses for the nine-months were $17,341,667 compared to $15,902,450 for the same period in the prior year. Selling and general administrative (SG&A) spending increased 10.7% to $14,364,814. The increase in SG&A spending can be attributed to the increase in field sales personnel costs, increases in advertising and tradeshow expenses and stock based compensation expense. R&D spending increased 1.5% from the prior year to $2,976,853. As a percent of sales, R&D spending was 6.2% in the current year compared to 6.7% in the prior year.

During the first nine months of the current year the Company completed the sale of its property located in Braintree, Massachusetts for the price of $6,100,000 which was received in cash at the closing. The net pretax gain on the sale of this property after professional fees, management bonus expense and other miscellaneous fees was $5,252,000.

Other income for the first nine months of the current year was $688,819 compared to $215,981 for the same period in the prior year. The increase of $472,838 was driven by higher investment income of $159,963, the impact of foreign exchange transactions of $121,830, the sale of GT research contracts for $75,000 and other miscellaneous income of $116,045.

ASTRO-MED, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Results of Operations (continued):

Nine-Months Ended October 28, 2006 vs. Nine-Months Ended October 29, 2005

During the nine months ended October 28, 2006, the Company recognized an income tax expense of $3,037,000. The nine month income tax expense includes 1) expense of $1,141,000 on the current quarter’s pre-tax income 2) a $231,000 favorable adjustment related to differences between the prior year tax provision and the actual tax return as filed primarily relating to additional foreign tax credits, R&D credits and lower state income taxes and 3) expense of $2,127,000 related to the net gain on the sale of the Braintree real estate. This compares to an income tax expense of $422,000 in the prior year which includes 1) an income tax expense of $783,000 on the period’s pre-tax income and 2) the $361,000 reversal of tax reserves noted above.

Summarized below are the sales and segment operating profit (loss) for each reporting segment for the nine-months ended October 28, 2006 and October 29, 2005:

	Sales		Segment Operating Profit (Loss)
	October 28, 2006	October 29, 2005	October 28, 2006	October 29, 2005
T&M	$11,300,000	$8,423,000	$2,068,000	$161,000
QLS	22,847,000	21,766,000	1,021,000	2,156,000
GT	13,804,000	13,107,000	2,101,000	1,817,000

Total	$47,951,000	$43,296,000	5,190,000	4,134,000

Corporate Expenses			2,833,000	2,234,000
Gain on Sale of Real Estate, net of related costs			5,252,000	—

Operating Income			7,609,000	1,900,000
Other Income, Net			689,000	216,000

Income Before Income Taxes.			8,298,000	2,116,000
Income Tax Provision			3,038,000	422,000

Net Income			$5,560,000	$1,694,000

Test & Measurement

T&M’s sales were $11,300,000 for the nine months compared to $8,423,000 for the same period in the prior year. The $2,877,000 or 34.1%, increase in T&M sales was driven by higher Ruggedized product sales and Everest series sales. Dash sales were down for the period. T&M Consumable sales were down for the nine months and Service and Other sales were up slightly the prior year. As a result of higher sales and improved gross profit margins segment operating profit margins improved to 18.3% compared to 1.9% in the prior year.

Quicklabel Systems

Quicklabel Systems sales were $22,847,000 for the nine months compared to $21,766,000 for the same period in the prior year. The increase of $1,081,000, or 4.9% was driven by a 10.1% increase in Consumable sales. Hardware sales for the product group were down 8.0% for the period primarily as a result of lower OEM monochrome printer sales. Service and Other sales were down 6.1% from the prior year as a result of lower sales of parts. As a result of a shift in product mix, higher selling and support expenses and unfavorable manufacturing variances associated with lower hardware sales the Quicklabel segment operating profit margins declined to 4.4% of sales compared to 9.9% in the prior year.

Grass Technologies

GT sales were $13,804,000 for the nine months compared to $13,107,000 for the same period in the prior year. The increase of $697,000, or 5.3% was driven by increased hardware sales in sleep systems and research products. These hardware increases were tempered by decreased sales within EEG and long term monitoring systems. GT consumable sales were flat with the prior year. Service and Other sales were down 6.5% from the prior year. GT segment operating profit margins were 15.2% in the current year compared to 13.9% in the prior year.

ASTRO-MED, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Financial Condition:

The Company’s Statements of Cash Flows for the nine-months ended October 28, 2006 and October 29, 2005 are included on page 5. Net cash flows provided by operating activities for the nine-months ended October 28, 2006 and October 29, 2005 were $2,958,276 and $1,043,981, respectively. The increase in the cash provided by operating activities can be attributed to decreases in working capital requirements, higher operating income and non cash share based compensation expense.

Cash and Marketable Securities available for sale increased to $21,367,625 at the end of the third quarter primarily as a result of the Braintree real estate sale. The Company is evaluating possible uses of these funds. Accounts receivable decreased to $10,333,836 at the end of the third quarter compared to $10,623,553 at year-end. The accounts receivable collection cycle improved to 58 net days sales outstanding at the end of the quarter as compared to 60 net days outstanding at year-end. Inventory increased to $10,879,701 at the end of the third quarter compared to $9,809,770 at year-end. Inventory turns slowed to 3.5 turns at the end of the quarter as compared to 3.7 turns at year-end. The increase in inventory was driven by WIP as the Company’s sales and backlog continue to grow.

Capital expenditures were $1,398,181 for the nine-months ended October 28, 2006 as the Company purchased machinery and equipment, information technology hardware and software and tools and dies.

The Company paid cash dividends for the nine-months ended October 28, 2006 of $938,615 or $0.15 per common share.

Backlog was $7,666,000 at October 28, 2006 compared to $4,230,000 at October 29, 2005.

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

Stock Split

On May 16, 2006, the Company declared a 5 for 4 stock split with a record date of June 16, 2006 which was accounted for as a stock dividend and was distributed to shareholders on June 30, 2006. An amount equal to the fair value of the additional shares was transferred from retained earnings to additional paid in capital and common stock as of the declaration date. All per share amounts have been restated.

New Accounting Pronouncements

In June 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes – an interpretation of SFAS No. 109”, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. This interpretation will become effective for the Company during the first quarter of fiscal 2008. We are evaluating the impact this interpretation may have on our financial statements.

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

During the third quarter of fiscal 2007, the Company made the following repurchases of its common stock:

	Total Number of Shares Repurchased	Average Price paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Be Purchased Under The Plans or Programs
July 30 – August 26	50,000	$10.03	50,000	447,589
August 27 – September 23	—	—	—	447,589
September 23 – October 28	—	—	—	447,589

PART II. OTHER INFORMATION

Item 6. Exhibits

The following exhibits are filed as part of this report on Form 10-Q:

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)

32.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b) and 18 U.S.C. 1350

32.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b) and 18 U.S.C. 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASTRO-MED, INC.
(Registrant)

Date: December 11, 2006	By	/s/ A. W. Ondis
A. W. Ondis, Chairman
(Principal Executive Officer)

Date: December 11, 2006	By	/s/ Joseph P. O’Connell
Joseph P. O’Connell,
Vice President and Treasurer
(Principal Financial Officer)