Form 10-K
period 2007-01-31
ASTRO MED INC /NEW/
filed 2007-04-16
CIK 8146

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of regulation S-K is not contained herin, and will not be contained. To the best of the Registrant’s knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer or a non-accelerated filer. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act.

Large accelerated filer    ☐            Accelerated filer    ☐            Non-accelerated filer    ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒

As of July, 29, 2006, the aggregate market value of the voting common equity of the Registrant held by non-affiliates of the Registrant, based on the closing price on the Nasdaq Global Market was $50,115,190.

As of April 3, 2007 there were 6,875,202 shares of common stock (par value $0.05 per share) of the Registrant issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s definitive proxy statement for the 2007 annual meeting of shareholders are incorporated by reference into Part III. See pages 20 through 22 for the exhibit index.

ASTRO-MED, INC.

FORM 10-K ANNUAL REPORT

ASTRO-MED, INC.

PART I

Item 1. Business

General

Astro-Med, Inc. (the Company) designs, develops, manufactures and distributes a broad range of specialty printers and electronic instruments which incorporate advance technologies including both hardware and software. Target markets for products of the Company include Aerospace, Automotive, Avionics, Transportation, Communications, Computer Peripherals, Apparel, Food and Beverage, Chemicals, Distribution, Life Sciences, Packaging and General Manufacturing.

The Company’s products are distributed through its own domestic and international sales force in North America and Western Europe and by authorized dealers elsewhere in the world. Approximately 27.5% of the Company’s sales in fiscal 2007 were to customers located outside the United States.

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

All statements, other than statements of historical facts included in this annual report and the letter to our shareholders distributed in connection with our annual meeting regarding the Company’s financial position and operating and strategic initiatives and addressing industry developments are forward-looking statements. Where, in any forward-looking statement, the Company or its management expresses an expectation or belief as to future results, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished. Factors which could cause actual results to differ materially from those anticipated include, but are not limited to, general economic, financial and business conditions and those detailed herein under Item 1A, “Risk Factors” and from time to time in other filings with the SEC.

Narrative Description of Business

Product Overview

The Company develops and manufactures systems that have the ability to acquire, process, analyze, store and present electronic data in a variety of useable forms. The Company sells its product under brand names including Astro-Med (T&M), QuickLabel Systems (QuickLabel) and Grass Technologies (GT). Products sold under the Astro-Med brand acquire and record data and print the output onto charts or electronic media. Products sold under the QuickLabel Systems brand create product and packaging labels and tags in one or many colors. Products sold under the Grass Technologies brand electronically capture and record neurological data that is used to diagnose epilepsy or to study sleep disorders. The Company supplies a range of products that include hardware, software and consumables to customers who are in a variety of industries.

Products sold under the Astro-Med brand include ToughWriter page printers and ToughSwitches for use in passenger and military aircraft. ToughWriter page printers are used in both the cockpit and the cabins of aircraft. ToughSwitches are also used in military vehicles. These and other similar products are ruggedized and comply with rigorous MIL-STD specifications for operation under extreme environmental conditions. The Company is currently furnishing ToughWriters for the Airbus A380, the Boeing C-17, B-787, B-777, B-747, B-767, and the Lockhead C-130.

Other products sold under the Astro-Med brand include the Everest, a telemetry workstation used widely in the aerospace industry to monitor and track space vehicles, aircraft and missiles under test. The Everest ranges in price from $18,000 to $35,000 depending on features and options selected.

The Astro-Med brand Dash Series constitute a family of portable electronic data acquisition systems which are used as maintenance and troubleshooting instruments for pulp, paper, metal mills, power plants, automotive R & D centers and manufacturing plants. Included in the Dash Series are the Dash 2EZ, Dash 8X, Dash 8HF, Dash 8XPM and the Dash 18 and they range in price from $3,500 to $20,000 depending on model and features and options selected.

Products sold under the QuickLabel System brand include a family of digital color label printers including the Vivo!, the first electrophotographic roll-to-roll printer, the QLS-4100 XE, QLS-8100 XE, QLS-2000, and QLS-3000 thermal transfer label printers, as well as a line of monochrome thermal transfer digital label printers including the Pronto! Series. This Series includes four models used in printing bar code labels.

QuickLabel digital color label printers are sold via a direct sales force throughout the US, Canada, and Western Europe, and serviced by a factory-trained, direct technical support staff. In the rest of the world, QuickLabel uses a broad network of dealers to sell and support its products. QuickLabel’s unique labeling solutions are aimed at label printing applications in which product packaging requires frequent content changes. QuickLabel digital color label printers fill a critical need in environments which require on-demand flexibility to package multiple product variations, and to add value to the product itself, as in private labeling, to produce OEM packaging, and to customize virtually any product. Industries that require instant label production flexibility include food and beverage, foodservice distribution, grocery retailing, chemical and sanitary supplies, pharmaceutical and medical products, personal care products, advertising specialties, tire manufacturing and apparel.

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

Products sold under the Grass Technologies brand include systems, instruments and software products to detect, amplify and display the electrical activity of the human brain commonly called electroencephalography (EEG). EEG data is used by clinicians to diagnose epilepsy and other neurological conditions including sleep apnea.

Included in the Grass Technologies line of products are the Comet, the Aura, the wireless Aura PSG, and the Beehive. These systems are all operated under the Twin software system, a Windows-based multi-module software program developed by the Company over the past six years. Included also is a line of amplifiers, electrodes, transducers and stimulators used by clinicians and researchers.

Products sold under the Grass Technologies brand are sold to hospitals, sleep centers, clinics and doctors offices. All Grass Technologies clinical products which are connected to the human body are approved by the Food and Drug Administration (FDA).

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

Product Development

The Company has maintained an active program of product research and development since its inception. During fiscal 2007, 2006 and 2005, the Company incurred costs of $4,187,018, $4,042,710, and $4,046,583, respectively, on Company-sponsored product development. The Company is committed to product development as a requisite to its growth and expects to continue its focus on research and development efforts in fiscal 2008 and beyond.

Marketing and Competition

The Company competes worldwide in many markets including clinical and research medicine, aerospace, avionics, automotive and general manufacturing. The Company retains a competitive position in its respective markets by virtue of proprietary technology, product reputation, delivery, technical assistance and service to customers.

The Company markets its products worldwide by advertising and promotion using major national and international trade journals, scientific meetings and trade shows, direct mailing campaigns and the internet.

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

In the Color Label Printer field, the Company believes it leads the world in color printing using the thermal transfer printing technology. The Company introduced the very first thermal transfer color printers in 1995. The Company believes it is the first to introduce an electrophotgraphic roll-to-roll color label printer.

The Grass Technologies products of the Company are devoted to clinical applications in EEG, PSG, and Long Term Epilepsy Monitoring (LTM). There are approximately fourteen companies that compete in one or more of the three modalities (EEG, PSG, LTM), but none are the clear leader. The Company feels it offers superior products based upon its long history and pioneering efforts in the field since 1935. The Company, unlike most of its competitors, designs, manufactures and produces complete systems including transducers, amplifiers, sensors, and Windows-based application software. Additionally, the Company produces a range of life science products for the research market. Many of the latter products eventually find their way into clinical applications.

No single customer accounted for 10% or more of the Company’s net sales in any of the last three fiscal years. The Company’s products were sold to approximately 5,000 customers.

International Sales

In fiscal 2007, 2006 and 2005, net sales to customers in various geographic areas outside the United States, primarily in Canada and Western Europe, amounted to $18,015,742, $17,884,078, and $17,037,967, respectively.

Order Backlog

The Company’s backlog fluctuates regularly. It consists of a blend of orders for end user customers as well as original equipment manufacturer customers. Manufacturing is geared to forecasted demands and applies a rapid turn cycle to meet customer expectations. Accordingly, the amount of order backlog does not indicate future sales trends. The Company’s backlog at January 31, 2007 and 2006 was $5,959,000 and $5,563,000, respectively.

Other Information

The Company’s business is not seasonal in nature; however, the Company’s sales are impacted by the size and complexity of the transactions, which can cause fluctuations in sales from quarter to quarter.

Most of the Company’s products are generally warranted for one year against defects in materials or workmanship. Warranty expenses have generally averaged approximately $405,000 a year for the Company’s last five fiscal years.

As of January 31, 2007, the Company employed approximately 400 people. The Company is generally able to satisfy its employment requirements. No employees are represented by a union. The Company believes that employee relations are good.

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

Astro-Med could incur liabilities as a result of installed product failures due to design or manufacturing defects. Our products may have defects despite testing internally or by current or potential customers. These defects could result in product returns or recalls and loss or delay in market acceptance which could have a material adverse effect on our business, operating results or financial condition.

Astro-Med sells a significant portion of its products internationally. We sell our products worldwide through several foreign locations and distributors. Our worldwide operations are subject to the risks normally associated with foreign operations including, but not limited to:

•	Customer and vendor financial stability;

•	Volatility in general world economic conditions;

•	The disruption of markets;

•	Changes in export or import laws;

•	Restrictions on currency exchanges;

•	Longer payment terms; and

•	The modification or introduction of government policies with potentially adverse effects.

International sales, which are both direct and indirect sales to customers outside the U.S. accounted for approximately 27.5% of our sales in fiscal 2007. We anticipate that international sales will continue to account for a significant portion of our revenue. We invoice our customers in various currencies. Therefore, we may be exposed to exchange losses based upon currency exchange rate fluctuations, which losses could have a material adverse effect on our operating results.

Astro-Med depends on the ongoing service of its senior management and ability to attract and retain other key personnel. Our success depends to a significant degree upon the continuing contributions of key management, sales, marketing, research and development and manufacturing personnel, many of whom we would have difficulty replacing. We believe that our future success will depend in large part upon our ability to attract and retain highly skilled engineers and management, sales and marketing personnel. Failure to attract and retain key personnel could have a material adverse effect on our business, operating results or financial position.

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

Location	Approximate Square Footage	Principal Use
West Warwick, RI	116,000	Corporate headquarters, research and development, manufacturing
Slough, England	1,700	Sales and service

The Company also leases facilities in seven locations. The following information pertains to each location:

Location	Approximate Square Footage	Principal Use
Rockland, MA	36,000	Manufacturing, sales and service
Longueuil, Quebec, Canada	3,800	Sales and service
Rodgau, Germany	5,435	Manufacturing, sales and service
Trappes, France	2,164	Sales and service
Zwolle, Netherlands	475	Sales and service
Schaumburg, IL	1,131	Sales and service
Milano, Italy	753	Sales and service

During the first quarter of fiscal 2008 the Company purchased the 36,000 square feet of manufacturing, sales and service facility it was leasing in Rockland, MA.

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

Years Ended January 31,	High	Low	Dividends Per Share
2007
First Quarter	$9.40	$7.82	$0.05
Second Quarter	$10.45	$8.72	$0.05
Third Quarter	$10.70	$9.80	$0.05
Fourth Quarter	$10.67	$9.59	$0.05
2006
First Quarter	$8.55	$6.72	$0.03
Second Quarter	$8.20	$6.92	$0.03
Third Quarter	$10.46	$7.83	$0.03
Fourth Quarter	$9.72	$7.84	$0.03

The Company had approximately 327 shareholders of record as of April 3, 2007, which does not reflect shareholders with beneficial ownership in shares held in nominee name.

Set forth below is a line graph comparing the cumulative total return on the Company’s common stock against the cumulative total return of a NASDAQ market index and a peer index for the period of five fiscal years ended January 31, 2007. The University of Chicago’s Center for Research in Security Pricing (CRSP) total return index for the [NASDAQ Stock Market] is calculated using all companies trades on the NASDAQ National Market System (NMS) or on the NASDAQ supplemental listing through January 31, 2007 and on the NASDAQ Global Market since such date. It includes both domestic and foreign companies. The index is weighted by the current shares outstanding and assumes dividends reinvested. The return is calculated on a monthly basis. The peer group index, the CRSP Index for NASDAQ Electronic Components Stock designated below as the industry index, is comprised of companies classified as electronic equipment manufacturers. The total returns assume $100 invested on February 1, 2002 with reinvestment of dividends.

	2002	2003	2004	2005	2006	2007
Astro-Med, Inc	$100.00	99.07	428.43	303.62	335.27	432.29
Nasdaq Electronic Components	$100.00	50.38	99.47	71.63	79.43	83.07
Nasdaq US and Foreign Index	$100.00	68.64	108.09	107.99	121.84	131.09

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

Dividend Policy

The Company began a program of paying annual cash dividends in fiscal 1992. The Company anticipates that it will continue to pay comparable cash dividends on a quarterly basis. The Company has paid a dividend for 62 consecutive quarters. During fiscal 2007 the Company increased the annual dividend payment.

Stock Repurchases

On August 16, 2004, the Company announced that its Board of Directors had approved the repurchase of 600,000 shares of common stock. This is an ongoing authorization without any expiration date.

The Company made no purchases of its common stock pursuant to this authority during the fourth quarter of fiscal 2007. However, the Company did repurchase 50,000 shares of its common stock during the second and third quarters of fiscal 2007.

Item 6. Selected Financial Data

(Dollars in Thousands, Except Per Share Amounts)

	2007	2006	2005	2004	2003
Results of Operations:
Net Sales	$65,519	$59,301	$55,975	$55,781	$49,165
Gain on Sale of Real Estate, Net of Related Costs	$5,252	$—	$—	$—	$—
Net Income (Loss)	$6,059	$2,551	$2,710	$3,217	$(1,882)
Net Income (Loss) per Common Share—Basic	$0.90	$0.39	$0.41	$0.53	$(0.32)
Net Income (Loss) per Common Share—Diluted	$0.82	$0.35	$0.37	$0.48	$(0.32)
Dividends Declared per Common Share	$0.20	$0.13	$0.13	$0.13	$0.13
Financial Condition:
Working Capital	$34,294	$31,222	$29,268	$24,499	$18,825
Total Assets	$58,001	$49,647	$47,039	$42,065	$35,210
Long-Term Debt	$—	$—	$—	$—	$—
Shareholders’ Equity	$45,958	$40,301	$38,408	$34,547	$29,081
Restructuring and Impairment (Credits) Charges	$—	$—	$—	$(15)	$490

Included in fiscal 2007 is approximately $0.42 of diluted earnings per share related to the sale of the Braintree Real Estate.

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

Grass Technologies Product Group (GT) centers on diagnostic and monitoring products that serve the clinical neurophysiology markets, as well as a range of biomedical instrumentation products and supplies focused on the life sciences markets.

The Company markets and sells its products and services globally through a diverse distribution structure of sales personnel, manufacturing representatives and dealers that deliver a full complement of branded products and services to customers in our respective markets.

The Company’s growth strategy centers on product innovation made possible by research and development initiatives, as well as acquisitions that strategically fit into existing core businesses. Research and development activities are funded by the Company at approximately 6.5% of annual sales.

The Company’s continued success in increasing its product revenues will be dependent on the Company’s ability to introduce new and/or enhanced product lines each year. The Company attempts to have approximately 45% of annual hardware sales generated by products developed or acquired within the past three years.

The Company improved its liquidity position during the year by generating cash from operations, selling its Braintree facility and proceeds received from the exercise of employee stock options.

To help sustain its continued growth and profitability in fiscal 2008 and beyond, the Company will increase its investment in: personnel by adding salespersons in underserved markets; plant capacity by purchasing the Rockland facility which it has been leasing; productivity by increasing manufacturing capabilities through the acquisition of new equipment, such as a thermal transfer ribbon slitting machine, metal fabrication equipment and electronic circuit board automatic test equipment; distribution by expanding our global dealer organization; and information technology by providing hardware and software tools that improve the knowledge and efficiency of our employee population.

Results of Operations

(in thousands)	2007 Sales	2007 Sales as a %	% Change Over Prior Year	2006 Sales	2006 Sales as a %	% Change Over Prior Year	2005 Sales	2005 Sales as a %
T&M	$15,695	23.9%	36.9%	$11,467	19.3%	3.5%	$11,082	19.8%
QuickLabel	31,121	47.5%	4.8%	29,698	50.1%	4.5%	28,420	50.8%
GT	18,703	28.6%	3.1%	18,136	30.6%	10.1%	16,473	29.4%

Total	$65,519	100.0%	10.5%	$59,301	100%	5.9%	$55,975	100.0%

Fiscal 2007 compared to Fiscal 2006

The Company’s sales in fiscal 2007 were $65,519,261, up from the prior year’s sales of $59,301,180. Domestic sales of $47,503,519 increased 14.7% from the prior year sales of $41,417,102. The increase was driven by growth in each of the three product groups. T&M domestic sales increased 50.2% on strong growth from the Everest and Ruggedized products. Quicklabel System domestic sales increased 6.5% over the prior year sales as demand for the Company’s consumables remained strong. GT domestic sales increased 5.5% as a result of Sleep and Research products. Sales through the Company’s international channels were $18,015,742 representing a 1.0% increase from the prior year sales of $17,884,078. The international channel increase was the result of a mixed performance by the product groups. T&M international sales were 5.5% ahead of the prior year due to increased sales within the Everest Series products. Quicklabel international sales were essentially flat with the prior year as a 2.2% increase in consumable sales was offset by lower hardware sales. GT international sales experienced a 2.5% decrease over the prior year as a result of decreases within parts and supplies. The impact of foreign exchange rate changes added approximately $400,000 in sales through the international channel.

The Company’s hardware sales were $32,779,371, up 15.7% from the prior year sales of $28,335,774. The increase was driven by the T&M Everest Series and Ruggedized products and GT Sleep systems and Research products. Quicklabel hardware was down for the year.

The Company’s consumable sales were $27,990,635, up 7.7% from the prior year sales of $25,975,539. This increase was driven by Quicklabel consumable sales and GT electrodes and supplies which increased 10.0% and 6.7%, respectively.

The Company’s service and related products were $4,749,255, down 4.8% from the prior year sales of $4,989,867 as a result of lower sales of replacement parts.

The Company’s gross profit was $26,997,572, an increase of $2,339,438 over the prior year’s gross profit of $24,658,134. This year’s gross profit margin of 41.2% was slightly lower than the prior year’s gross margin of 41.6%. The decrease in gross profit margin was the result of higher manufacturing costs related to ensuring the production facilities are compliant with ROHS and FAA certification requirements which offset manufacturing productivity gains realized from the increase in sales volume.

Operating expenses grew 9.3% to $23,507,856. Specifically, selling, general and administrative (SG&A) expenses increased 10.6% to $19,320,838, representing 29.5% of sales which was consistent with the prior year’s 29.4% of sales. The increased SG&A spending was the result of higher personnel costs, commissions, travel and trade show expenses and stock-based compensation expense. Research & Development (R&D) expenses increased 3.6% to $4,187,018. This level of spending represents 6.4% of sales which was slightly lower than the prior year’s level of 6.8%.

During the third quarter of fiscal 2007 the Company completed the sale of its property located in Braintree Massachusetts for the price of $6,100,000 which was received in cash at the closing. The net pretax gain on the sale of this property after professional fees, management bonus expense and other miscellaneous fees was $5,251,707.

Investment income in fiscal 2007 was $648,855, up from $337,094 in fiscal 2006. The increase in investment income during fiscal year 2007 was attributable to higher average cash balances during the year and higher investment yields. Other income was $234,839 in fiscal 2007 as compared to other expense of $90,163 in fiscal 2006. The favorable change of $325,002 was driven by the impact of favorable foreign exchange transactions of $137,000, the sale of GT research contracts of $75,000 and other miscellaneous income of $113,002.

As a result of the adoption of SFAS No. 123(R) the Company’s pretax income was reduced by $412,693. The stock-based compensation expense included $78,085 recorded in cost of sales, $261,169 recorded in SG&A and $73,439 recorded within R&D.

During fiscal 2007 the Company recognized an income tax expense of $3,566,152. The current year’s income tax expense includes 1) $1,670,686 on the current year’s pre-tax income, 2) a $231,524 favorable adjustment related to differences between the prior year tax provision and the actual tax return as filed primarily relating to additional foreign tax credits, R&D credits and lower state income taxes and 3) expense of $2,127,000 related to the net gain on the sale of the Braintree real estate. This compares to an income tax expense of $851,629 in the prior year which includes 1) an income tax expense of $1,212,000 on the prior year’s pre-tax income and 2) a $361,000 reversal of tax reserves related to the favorable resolution of certain income tax examinations.

The Company reports three segments that mirror the Company’s sales product groups (i.e., T&M, QuickLabel and GT). The Company evaluates segment performance based on the operating segment’s profit before corporate and financial administration expenses.

The following table summarizes selected financial information by segment:

(in thousands)	Sales			Segment Operating Profit (Loss)			Segment Operating Profit (Loss) %
	2007	2006	2005	2007	2006	2005	2007	2006	2005
T&M	$15,695	$11,467	$11,082	$2,592	$331	$(170)	16.5%	2.9%	(1.5)%
QuickLabel	31,121	29,698	28,420	1,248	2,874	3,760	4.0%	9.7%	13.2%
GT	18,703	18,136	16,473	3,109	2,906	1,800	16.6%	16.0%	10.9%

Total	$65,519	$59,301	$55,975	$6,949	$6,111	$5,390	10.6%	10.3%	9.6%

Corporate Expenses				3,460	2,956	2,820

Gain on Sale of Real Estate, net				5,252	—	—

Operating Income				8,741	3,155	2,570
Other Income and Expense, net				884	247	197

Income Before Income Taxes				9,625	3,402	2,767
Income Tax Provision				3,566	851	57

Net Income				$6,059	$2,551	$2,710

The operating results of each segment are summarized as follows:

Test & Measurement

T&M’s sales increased 36.9% in fiscal 2007 to $15,695,000 from $11,467,000 in the prior year. The increase is traceable to sales growth within the Everest Series products which were up 96.7% over the prior year and the Ruggedized products which were up 147.8%. These increases were tempered by flat volume from the Dash product line. T&M’s segment operating profit was $2,592,000 in fiscal 2007. This result compares favorably to the prior year’s segment operating income of $331,000. The current year’s improvement is due to higher sales volume and better margins. T&M selling expenses were higher in the current year in support of the higher sales volume.

Quicklabel Systems

Sales of the QuickLabel Systems products increased 4.8% in fiscal 2007 to $31,121,000 from $29,698,000 in the prior year. This year’s sales growth was driven by a 10.2% increase in Quicklabel consumable products. However, the growth in Quicklabel consumables was tempered by a decrease in Quicklabel Hardware sales. The Quicklabel Product Group segment operating profit was $1,248,000 during fiscal 2007. This result is below the prior year’s segment operating profit of $2,874,000. The lower segment operating profit on increased sales was due to a shift in product mix to consumables, higher selling and support expenses and unfavorable manufacturing costs associated with the lower hardware sales.

Grass Technologies

GT’s sales increased 3.1% in fiscal 2007 to $18,703,000 from $18,136,000 in the prior year. The product group’s higher sales were due to increases within Sleep systems, which were up 14.0% and increases within Research products, which were up 21.9%. EEG and LTM systems were down for the year and the GT product group’s consumable sales were essentially flat due to lower chart paper sales. This year’s segment operating profit was driven by higher sales volume and product mix, as well as lower spending within R&D for this product group.

Fiscal 2006 compared to Fiscal 2005

The Company’s sales in fiscal 2006 were $59,301,180, up from the prior year’s sales of $55,974,654. Domestic sales of $41,417,102 increased 6.4% from the prior year sales of $38,936,687. The increase results from a mixed performance by the product groups. QuickLabel System domestic sales were healthy during the year increasing 7.5% over the prior year sales as demand for the Company’s consumables remained strong. GT domestic sales were also healthy during the year increasing 9%, as sales of the Sleep, LTM (long term monitoring), and Electrode consumable products each experienced growth over the prior year. T&M domestic sales were flat with the prior year as sales growth in Ruggedized and Dash Series products were tempered by sales declines in the Everest Series products as the aerospace telemetry market continues to decline. Sales through the Company’s international channels were $17,884,078, representing a 3% increase from the prior year sales of $17,037,967. Similar to the domestic channel the increase was the result of a mixed performance by the product groups. T&M international sales were 15% ahead of the prior year due to increased sales within Ruggedized products. However, the T&M international channel also experienced sales declines within the Everest series. GT international sales experienced a 12% increase over the prior year as a result of an increase in sleep system sales. Quicklabel international sales were essentially flat with the prior year as a 4% increase in consumable sales was offset by lower hardware sales. The impact of foreign exchange rate changes during the year was nominal when compared to the prior year.

The Company’s hardware sales were $28,335,774, up 3.6% from the prior year sales of $27,345,419. The increase was driven by the T&M Dash Series and Ruggedized products and GT Sleep systems and LTM systems. Quicklabel hardware was down for the year.

The Company’s consumable sales were $25,975,539, up 11.1% from the prior year sales of $23,384,060. This increase was driven by Quicklabel consumable sales and GT electrodes and supplies.

The Company’s service and related products were $4,989,867, down 4.9% from the prior year sales of $5,245,175 as a result of lower sales of replacement parts.

The Company’s gross profit was $24,658,134, an increase of $1,612,025 over the prior year’s gross profit of $23,046,109. This year’s gross profit margin of 41.6% was slightly higher than the prior year’s gross margin of 41.2%. This slight increase was the result of favorable product mix.

Operating expenses grew 5% to $21,502,851. Specifically, selling, general and administrative (SG&A) expenses increased 6% to $17,460,141, representing 29% of sales which was consistent with the prior year’s 29% of sales. The increased SG&A spending is the result of selling and marketing initiatives which include additional selling personnel of $400,000, an increase in travel and trade show expenses of $200,000 and an increase in commissions of 300,000 related to the higher sales, as well as an increase in G&A staffing. Research & Development (R&D) expenses of $4,042,710 were essentially flat with the prior year. This level of spending represents 6.8% of sales which was slightly lower than the prior year’s level of 7.2%.

Investment income in fiscal 2006 was $337,094, down from $416,079 in fiscal 2005. The decrease in investment income during fiscal year 2006 was attributable to a change in the composition of our underlying investment portfolio and resulting yields. Other expense, net was $90,163 as compared to last fiscal year’s other expense, net of $218,890. The change of $128,727 was the result of the change in foreign exchange rates.

The Company recorded tax expense of $851,629 and $57,581 in fiscal 2006 and 2005, respectively. For the twelve months ended January 31, 2006, an income tax expense of $851,629 was recognized as a result of income tax expense of $1,212,629 on the current year’s pretax income of $3,402,214 and a $361,000 non-cash tax benefit recorded in the third quarter of fiscal 2006 due to the reversal of tax reserves related to the favorable resolution of certain income tax examinations. For the twelve months ended January 31, 2005 an income tax expense of $57,581 was recorded as a result of income tax expense of $996,581 on the current year’s pretax income of $2,767,111 and a $939,000 one-time non-cash tax benefit recorded in the first quarter of fiscal 2005 related to the release of the valuation allowance on the net deferred tax asset that was established in fiscal 2003.

Liquidity and Capital Resources

The Company expects to finance its future working capital needs, capital expenditures and acquisition requirements through internal funds. To the extent the Company’s capital and liquidity requirements are not satisfied internally, the Company may utilize a $3,500,000 unsecured bank line of credit, all of which is currently available.

The Company’s Statements of Cash Flows for the three years ended January 31, 2007, 2006 and 2005 are included on page 32. Net cash flow provided by operating activities in fiscal year 2007 was $2,383,173. The net cash flow provided by operations is attributed to the positive cash flow generated from net income and from depreciation of $1,390,261. Cash flow from operating activities was adversely affected by changes in Assets and Liabilities of $1,988,616. The demand on working capital is in support of the Company’s growth profile.

Net cash flow provided by investing activities was $1,767,024, which was mostly the result of the proceeds of $6,100,000 from the sale of the Braintree property. These proceeds were offset by additions to property, plant and equipment of $2,170,276. These purchases included machinery and equipment of $959,988, information technology of $241,977, building improvements of $593,232, tools and dies of $170,544 and the purchase of a parcel of land adjacent to the Company’s West Warwick facility for $204,535, which was part of a Section 1031 exchange.

Net cash flow used by financing activities was $953,620 in fiscal 2007. During the year the Company paid dividends of $1,274,448 and purchased $1,065,500 of Company stock. Also during the current year, the Company generated $1,283,567 in cash through the exercise of employee stock options and Employee Stock Purchase Plan transactions.

Also during fiscal 2007 the Company transferred $3,200,000 of cash to long term investments for the purpose of purchasing the Rockland facility which it had been leasing. This purchase was completed in March 2007 as part of the Section 1031 like-kind exchange disclosed below.

Dividends paid for fiscal 2007, 2006, and 2005 were $1,274,448, $848,172 and $828,235, respectively. The Company’s annual dividend per share was $0.20 in fiscal 2007 and $0.13 in fiscal 2006 and fiscal 2005. Since the inception of the common stock buy back program in fiscal 1997, the Company has repurchased 1,094,035 shares of its common stock. At January 31, 2007, the Company has the Board of Directors’ authorization to purchase an additional 447,589 shares of the Company’s common stock in the future.

Contractual Obligations, Commitments and Contingencies

On March 13, 2007, the Company completed the acquisition of certain real property located in Rockland, Massachusetts constituting approximately 86,933 square feet of land (the “Property”), for the purchase price of $3,150,000 which was paid by the Company in cash at the closing. The purchase of the Property by the Company consummates its tax free like-kind exchange under Section 1031 of the Internal Revenue Code initiated through the Company’s sale of the facility located in Braintree, Massachusetts on September 19, 2006.

A summary of the Company’s contractual obligations and commitments as of January 31, 2007 is as follows:

In Millions	Payment Due Within 1 Year	1-3 Years	Thereafter
Operating Leases	$389,252	$835,255	$218,766
Purchase Obligations	$4,652,154	—	—

Total	$5,041,406	$835,255	$218,766

Purchase obligations include amounts committed under legally enforceable contracts or purchase orders for goods and services with defined terms as to price, quantity, and delivery and termination liability.

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

Income Taxes:  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes. This SFAS requires that a valuation allowance be established when it is “more likely than not” that all or a portion of deferred tax assets will not be realized. A review of all available positive and negative evidence must be considered, including the Company’s performance, the market environment in which the Company operates, length of carryforward periods, existing sales backlog and future sales projections. The Company had previously provided valuation allowances only for future tax benefits resulting from certain foreign losses. In fiscal 2003, as required by SFAS No. 109, the Company established a full valuation allowance on its net deferred tax asset as a result of the uncertainty as to whether these deferred tax assets would “more likely than not” be realized in the future. Based on the facts and circumstances at that time it was determined that a full valuation allowance was required and it was stated that until an appropriate level of profitability could be sustained no tax benefits would be realized. As of the first quarter of fiscal 2005, the Company believed that an appropriate level of profitability had been established and maintained and that it is more likely than not the deferred tax assets would be realized in the future except for possible future tax benefits from the utilization of net operating loss carryforwards attributable to the Company’s Italian subsidiary. The Company made this determination based on a review of the facts and circumstances as of May 1, 2004. This review consisted of an analysis of the Company’s performance, the market environment in which the Company currently operates, the length of the carryforward periods, the existing sales backlog and the future sales projections.

Long-Lived Assets and Goodwill:  The impairment of long-lived assets to be held and used are reviewed for impairment in accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Measurement of an impairment loss for long-lived assets that management expects to hold and use is based on the fair value of the asset. Goodwill impairment reviews are performed in accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets”. Management evaluates the recoverability of goodwill annually or more frequently if events or changes in circumstances, such as declines in sales, earnings or cash flows, or material adverse changes in the business climate, indicate that the carrying value of an asset might be impaired. Goodwill is considered to be impaired when the net book value of a segment exceeds its estimated fair value. Fair values are established using a discounted cash flow methodology. The determination of discounted cash flows is based on the long-range planning forecast.

Share-Based Compensation:  Prior to February 1, 2006, the Company accounted for employee share-based compensation using the intrinsic value method supplemented by pro forma disclosures in accordance with Accounting Principles Board (“APB”) No. 25 and SFAS No. 123, Accounting for Stock-Based Compensation. As permitted by SFAS No. 123, the Company historically accounted for share-based payments to employees using APB Opinion No. 25’s intrinsic value method and recognized no compensation expense for employee stock options or shares purchased under the ESPP. Effective as of February 1, 2006, the Company adopted the provisions of SFAS No. 123(R) under the “modified prospective” transition method outlined in the statement. A “modified prospective” transition method is one in which compensation expense is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123(R) that remain unvested on the date of adoption.

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

Recent Accounting Pronouncements

In June 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes-an interpretation of SFAS No. 109”. This interpretation describes a recognition threshold and measurement attribute for the financial statement disclosure of tax positions taken or expected to be taken in a tax return. This Interpretation requires recognition of tax benefits that satisfy a more likely than not threshold. This Interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. This Interpretation will become effective for the Company during the first quarter of fiscal 2008. The Company is evaluating the impact this Interpretation will have on its results of operations and financial position.

In September 2006, the SEC issued Staff Accounting Bulletin (SAB) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Current Year Misstatements”. SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in the quantification of a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. The Company adopted SAB 108 for its year ending January 31, 2007. The adoption of SAB 108 did not have an impact on the Company’s consolidated results of operations or financial position.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the impact of SFAS No. 157 on its results of operations and financial position.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-including an amendment of SFAS 115” (“SFAS No. 159”). The new statement allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item’s fair value in subsequent reporting periods must be recognized in current earnings.

SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the potential impact of SFAS No. 159 on our financial position and results of operations.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Foreign Exchange Risk

The Company’s financial results are affected by changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which products are sold. The Company’s primary currency exposures are European Common Currency (Euro), British Pound, and Canadian Dollar. At January 31, 2007, the Company’s net investment in foreign assets was $4,429,445. An overall unfavorable change in foreign exchange rates of 10% would have resulted in a lower net income of approximately $73,000 and a $348,000, net of tax, reduction in shareholders’ equity as a result of the impact on the cumulative translation adjustment.

The Company, on occasion, utilizes foreign exchange option contracts to minimize its exposure associated with unfavorable changes in foreign exchanges rates on certain foreign denominated receivables. At January 31, 2007, the Company did not have any open contracts. The functional currencies of the Company’s foreign affiliates are their respective local operating currencies, which are translated for consolidated financial reporting purposes into U.S. dollars.

Item 8. Financial Statements and Supplementary Data

The consolidated financial statements required under this item are submitted as a separate section of this report on the pages indicated at Item 15(a)(1). The supplementary data regarding annual results of operations is set forth in the following table.

QUARTERLY FINANCIAL DATA (Unaudited)

(Dollars in Thousands, Except Per Share Amounts)

	Quarters Ended
	April 29, 2006	July 29, 2006	October 28, 2006	January 31, 2007
Net Sales	$15,641	$16,267	$16,043	$17,568
Gross Profit	$6,276	$6,996	$6,427	$7,299
Net Income	$543	$740	$3,977	$799
Net Income Per Common Share—Basic	$0.08	$0.11	$0.59	$0.12
Net Income Per Common Share—Diluted	$0.07	$0.10	$0.53	$0.11

	April 30, 2005	July 30, 2005	October 29, 2005	January 31, 2006
Net Sales	$14,193	$14,648	$14,455	$16,005
Gross Profit	$5,688	$6,331	$5,784	$6,856
Net Income	$398	$622	$674	$856
Net Income Per Common Share—Basic	$0.06	$0.09	$0.10	$0.13
Net Income Per Common Share—Diluted	$0.06	$0.09	$0.09	$0.12

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

The Company has initiated activities related to the assessment of its internal control environment in preparation for the compliance requirements of Section 404 of the Sarbanes-Oxley Act of 2002. In its assessment management will use the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in “Internal Control-Integrated Framework”. Under current SEC rules, management is required to disclose its assessment of the effectiveness of the Company’s internal controls over financial reporting as of January 31, 2008.

Item 9B. Other Information

Nothing to report

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The response to this item is incorporated by reference to the Company’s definitive proxy statement for the 2007 annual meeting of shareholders.

The following is a list of the names and ages of, and the positions and offices presently held by, all executive officers of the Company. All officers serve at the pleasure of the Board of Directors.

Name	Age	Position
Albert W. Ondis	81	Chairman, Chief Executive Officer and Director
Everett V. Pizzuti	70	President, Chief Operating Officer and Director
Joseph P. O’Connell	63	Vice President and Treasurer, Chief Financial Officer
Elias G. Deeb	64	Vice President—Media Products
Michael J. Sullivan	56	Vice President and Chief Technology Officer
Michael M. Morawetz	47	Vice President—International Branches
Stephen M. Petrarca	44	Vice President—Instrument Manufacturing
John D. McGuinness	42	Corporate Controller

All of the persons named above have held the positions identified since January 31, 1985, except as indicated below.

Mr. Ondis has been a Director and Chief Executive Officer since he founded the Company in 1969. He was previously President and the Chief Financial Officer (Treasurer) of the Company from 1969 to 1985.

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

Mr. Morawetz was appointed Vice President International Branches in 2006. He was previously the General Manager of Branch Operations for the Company’s German Subsidiary, having joined the Company in 1989.

Mr. Petrarca was appointed Vice President of Instrument Manufacturing in 1998. He has previously held positions as General Manager of Manufacturing, Manager of Grass Operations and Manager of Grass Sales. He has been with the Company since 1980.

Mr. McGuinness joined the Company in 2004. He was previously the Corporate Controller with Paramount Cards, Inc. from 2001 through 2004, and also held financial management positions with Nortek, Inc., The Monitor Company, and KPMG LLP. He is a certified public accountant.

Code of Ethics

The Company has adopted a Code of Ethics which applies to all directors, officers and employees of the Company, including the Chief Executive Officer (“CEO”), Chief Operating Officer (“COO”), Chief Financial Officer (“CFO”) (who is both the principal financial and accounting officer) and Controller, as supplemented by a Code of Ethical Conduct for the Chief Executive Officer and Senior Financial Officers, which meets the requirements of a “code of ethics” as defined in Item 406 of Regulation S-K. The Company will provide a copy of the Codes to shareholders, without charge, upon request directed to the Investor Relations Contact listed on the Company’s website, WWW.ASTRO-MEDINC.COM , under the headings “Investor Relations – Corporate Governance”. The Company has posted the Codes on the Company’s website under “Investor Relations – Corporate Governance” and to disclose any amendment to, or waiver of, a provision of the Codes for the CEO, COO, CFO, Controller or persons performing similar functions by posting such information on its website and filing a Form 8-K as required under the rules of the NASDAQ Global Market.

Item 11. Executive Compensation

The response to this item is incorporated by reference to the Company’s definitive proxy statement for the 2007 annual meeting of shareholders.

The information set forth under the heading “Compensation Committee Report” in the Company’s definitive proxy statement is furnished and shall not be deemed as filed for purposes of Section 18 of the Securities Act of 1934, as amended, and is not deemed incorporated by reference in any filing under the Securities Act of 1933, as amended.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The response to this item is incorporated by reference to the Company’s definitive proxy statement for the 2007 annual meeting of shareholders.

Equity Compensation Plan Information

The following table sets forth information about the Company’s equity compensation plans as of January 31, 2007:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuances Under Equity Compensation Plans
Equity Compensation Plans Approved by Security Holders	1,830,078	(1)	$5.36	662,340	(2)
Equity Compensation Plans Not Approved by Security Holders	—		—	—

Total	1,830,078	(1)	$5.36	662,340	(2)

(1)	Includes 782,653 shares issuable upon exercise of outstanding options granted under the Company’s incentive stock option plans and 1,024,050 shares issuable upon exercise of outstanding options granted under the Company’s non-qualified stock option plans under which options may be granted to officers and key employees and 23,375 shares issuable upon exercise of outstanding stock options granted under the Astro-Med, Inc. Non-Employee Director Stock Option Plan.
(2)	Includes 265,740 shares under the Astro-Med, Inc. 1997 Incentive Stock Option Plan and 396,600 shares under the Astro-Med, Inc. 1998 Non-Qualified Stock Option Plan.

Additional information regarding these equity compensation plans is contained in Note 6 to the Company’s Consolidated Financial Statements included in Item 15 hereto.

Item 13. Certain Relationships, Related Transactions and Director Independence.

The response to this item is incorporated by reference to the Company’s definitive proxy statement for the 2007 annual meeting of shareholders.

Item 14. Principal Accountant Fees And Services

The information required by this item is incorporated herein by reference to the Company’s definitive proxy statement for the 2007 annual meeting of shareholders.

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

(3B)	By-laws of the Company and all amendments thereto (filed as Exhibit 3B to the Company’s report on Form 10-K for the year ended January 31, 2004 and by this reference incorporated herein).

(4)	Specimen form of common stock certificate of the Company (filed as Exhibit No. 4 to the Company’s report on Form 10-K for the year ended January 31, 1985 and by this reference incorporated herein).

(10.1)	Astro-Med, Inc. 1989 Non-Qualified Stock Option Plan, as amended, filed as Exhibit 4.3 to Registration Statement on Form S-8, Registration No. 333-32317 and incorporated by reference herein. *

Exhibit Number

(10.2)	Astro-Med, Inc. 1989 Incentive Stock Option Plan, as amended, filed as Exhibit 28 to Registration Statement on Form S-8, Registration No. 333-43700, and incorporated by reference herein. *

(10.3)	Astro-Med, Inc. 1993 Incentive Stock Option Plan filed as Exhibit 4.3 to Registration Statement on Form S-8, Registration No. 333-24127, and incorporated by reference herein. *

(10.4)	Astro-Med, Inc. Non-Employee Director Stock Option Plan filed as Exhibit 4.3 to Registration Statement on Form S-8, Registration No. 333-24123, and incorporated by reference herein. *

(10.5)

Astro-Med, Inc. 1997 Incentive Stock Option Plan, as amended, filed as Exhibit 4.3 to Registration Statements on Form S-8, Registration Nos. 333-32315, 333-93565 and 333-44414, and incorporated by reference herein. *

(10.6)

Astro-Med, Inc. 1998 Non-Qualified Stock Option Plan, as amended, filed as Exhibit 4.3 to Registration Statement on Form S-8, Registration Nos. 333-62431 and 333-63526, and incorporated by reference herein.

(10.8)	Astro-Med, Inc. Management Bonus Plan (Group III) (filed as Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended January 31, 2003 and by this reference incorporated herein. *

(21)	List of Subsidiaries of the Company.

(23.1)	Consent of Grant Thornton LLP

(23.2)	Consent of Ernst & Young LLP

(31.1)	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).

(31.2)	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).

(32.1)	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASTRO-MED, INC.
(Registrant)

Date: April 16, 2007	By:	/s/ ALBERT W. ONDIS
(Albert W. Ondis, Chairman)

Each person whose signature appears below constitutes and appoints each of Albert W. Ondis, Everett V. Pizzuti or Joseph P. O’Connell, or any of them, each acting alone, his true and lawful attorneys-in-fact and agents, with full power of substitution and resolution, for such person and in his name, place and stead, in any and all capacities in connection with the annual report on Form 10-Kof Astro-Med, Inc. for the year ended January 31, 2007 to sign any and all amendments to the Form 10-K , and to file the same, with all exhibits thereto, and other documents in connection therewith, the Securities and exchange Commission, granting unto said attorneys-in-fact and agents, each acting alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Name	Title	Date

/s/ ALBERT W. ONDIS Albert W. Ondis	Chairman and Director (Principal Executive Officer)	April 16, 2007

/s/ EVERETT V. PIZZUTI Everett V. Pizzuti	President and Director (Principal Operating Officer)	April 16, 2007

/s/ JOSEPH P. O’CONNELL Joseph P. O’Connell	Vice President and Treasurer (Principal Financial Officer)	April 16, 2007

/s/ JOHN D. MCGUINNESS John D. McGuinness	Controller (Principal Accounting Officer)	April 16, 2007

/s/ JACQUES V. HOPKINS Jacques V. Hopkins	Director	April 16, 2007

/s/ HERMAN VIETS Herman Viets	Director	April 16, 2007

/s/ GRAEME MACLETCHIE Graeme MacLetchie	Director	April 16, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors of

Astro-Med, Inc.

We have audited the accompanying consolidated balance sheets of Astro-Med, Inc. and subsidiaries (the “Company”) as of January 31, 2007 and 2006, and the related consolidated statements of operations, comprehensive income and changes in shareholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Astro-Med, Inc. and subsidiaries as of January 31, 2007 and 2006, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 5 to the consolidated financial statements, the Company changed the manner in which it accounts for share-based compensation in 2007.

Our audits were conducted for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. Schedule II is presented for purposes of additional analysis and is not a required part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements as of and for the years ended January 31, 2007 and 2006 and, in our opinion, is fairly stated in all material aspects in relation to the basic consolidated financial statements taken as a whole.

/s/    GRANT THORNTON LLP

Boston, Massachusetts

April 10, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of

Astro-Med, Inc.

We have audited the consolidated balance sheet of Astro-Med, Inc. as of January 31, 2005, and the accompanying consolidated statement of operations, comprehensive income and changes in shareholders’ equity, and cash flows for the year then ended. Our audit also included the financial statement schedule listed in the Index at Item 15(a) as it relates to the year ended January 31, 2005. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

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

In our opinion, the financial statements and schedule referred to above present fairly, in all material respects, the consolidated results of operations of Astro-Med, Inc. and its cash flows for the year ended January 31, 2005, in conformity with U.S. generally accepted accounting principles.

/s/    ERNST & YOUNG LLP

Providence, Rhode Island

March 19, 2005

ASTRO-MED, INC.

CONSOLIDATED BALANCE SHEETS

As of January 31, 2007 and 2006

	2007	2006
ASSETS

CURRENT ASSETS
Cash and Cash Equivalents	$4,595,570	$4,598,993
Securities Available for Sale	12,334,065	10,124,725
Accounts Receivable, net of reserves of $588,508 in 2007 and $511,648 in 2006	12,112,676	10,623,553
Inventories	11,394,763	9,809,770
Prepaid Expenses and Other Current Assets	841,528	1,116,269
Deferred Tax Assets, net	2,889,438	3,388,756

Total Current Assets	44,168,040	39,662,066

PROPERTY, PLANT AND EQUIPMENT
Land and Improvements	819,113	490,202
Buildings and Improvements	7,753,454	7,768,913
Machinery and Equipment	20,741,350	19,092,213

	29,313,917	27,351,328
Less Accumulated Depreciation	(21,349,666)	(20,251,669)

Total Property, Plant and Equipment, net	7,964,251	7,099,659

OTHER ASSETS
Amounts Due from Officers	27,050	480,314
Long Term Investments	3,200,000	—
Goodwill	2,336,721	2,336,721
Other	304,918	68,520

Total Other Assets	5,868,689	2,885,555

	$58,000,980	$49,647,280

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts Payable	$3,559,518	$2,672,555
Accrued Compensation	2,475,219	1,848,029
Accrued Expenses	2,626,019	2,304,247
Deferred Revenue	805,352	752,049
Income Taxes Payable	408,114	362,747
Deposit on Pending Sale	—	500,000

Total Current Liabilities	9,874,222	8,439,627

DEFERRED TAX LIABILITIES	2,168,416	906,157

SHAREHOLDERS’ EQUITY
Preferred Stock, $10 Par Value, Authorized 100,000 Shares, None Issued	—	—
Common Stock, $0.05 Par Value, Authorized 13,000,000 Shares; Issued 7,905,319 Shares in 2007 and 7,671,875 Shares in 2006	395,270	317,120
Additional Paid-in Capital	30,638,755	16,385,210
Retained Earnings	22,282,495	30,030,652
Treasury Stock, at Cost, 1,124,106 Shares in 2007 and 1,024,106 Shares in 2006	(7,644,647)	(6,579,147)
Accumulated Other Comprehensive Income	286,469	147,661

Total Shareholders’ Equity	45,958,342	40,301,496

	$58,000,980	$49,647,280

The accompanying notes are an integral part of these financial statements.

ASTRO-MED, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended January 31, 2007, 2006 and 2005

	2007	2006	2005
Net Sales	$65,519,261	$59,301,180	$55,974,654
Cost of Sales	38,521,689	34,643,046	32,928,545

Gross Profit	26,997,572	24,658,134	23,046,109
Costs and Expenses:
Selling, General and Administrative	19,320,838	17,460,141	16,429,604
Research and Development	4,187,018	4,042,710	4,046,583

Operating Expenses	23,507,856	21,502,851	20,476,187

Gain on Sale of Real Estate, Net of Related Costs	5,251,707	—	—

Operating Income	8,741,423	3,155,283	2,569,922

Other Income (Expense):
Investment Income	648,855	337,094	416,079
Other, Net	234,839	(90,163)	(218,890)

	883,694	246,931	197,189

Income before Income Taxes	9,625,117	3,402,214	2,767,111
Income Tax Provision	3,566,152	851,629	57,581

Net Income	$6,058,965	$2,550,585	$2,709,530

Net Income Per Common Share—Basic	$0.90	$0.39	$0.41

Net Income Per Common Share—Diluted	$0.82	$0.35	$0.37

Weighted Average Number of Common Shares Outstanding— Basic	6,721,140	6,613,576	6,612,751

Weighted Average Number of Common Shares Outstanding—Diluted	7,389,001	7,232,821	7,226,566

Dividends Declared Per Common Share	$0.20	$0.13	$0.13

The accompanying notes are an integral part of these financial statements.

ASTRO-MED, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME AND CHANGES IN

SHAREHOLDERS’ EQUITY

Years Ended January 31, 2007, 2006 and 2005

	2007	2006	2005
Comprehensive Income
Net Income	$6,058,965	$2,550,585	$2,709,530
Other Comprehensive Income (Loss), Net
Foreign currency translation adjustments	131,781	(143,691)	(13,460)
Unrealized gain (loss) on securities available for sale, net of taxes	7,027	22,656	(35,042)

Other comprehensive income (loss), net	138,808	(121,035)	(48,502)

Comprehensive Income	$6,197,773	$2,429,550	$2,661,028

Shareholders’ Equity
Common Stock:
Balance at beginning of year	$317,120	$314,949	$285,803
Par value from issuance of common stock	11,059	2,171	5,057
Common stock dividends	67,091	—	24,089

Balance at end of year	395,270	317,120	314,949

Additional Paid-In Capital:
Balance at beginning of year	16,385,210	16,045,503	8,336,806
Net proceeds from issuance of common stock	26,570	24,528	24,207
Proceeds from the exercise of employee stock options	1,245,938	259,819	500,620
Share-based compensation	412,693	—	—
Tax benefit of employee stock options	105,284	55,360	189,474
Reversal of the valuation allowance on certain deferred tax assets	—	—	1,762,352
Payment of fractional shares on stock split	(2,523)	—	—
Common stock dividends	12,465,583	—	5,232,044

Balance at end of year	30,638,755	16,385,210	16,045,503

Retained Earnings:
Balance at beginning of year	30,030,652	28,328,239	31,703,077
Net income	6,058,965	2,550,585	2,709,530
Dividends paid	(1,274,448)	(848,172)	(828,235)
Common stock dividends	(12,532,674)	—	(5,256,133)

Balance at end of year	22,282,495	30,030,652	28,328,239

Treasury Stock:
Balance at beginning of year	(6,579,147)	(6,548,984)	(6,095,755)
Purchases of common stock	(1,065,500)	(30,163)	(453,229)

Balance at end of year	(7,644,647)	(6,579,147)	(6,548,984)

Accumulated Other Comprehensive Income:
Balance at beginning of year	147,661	268,696	317,198)
Other comprehensive income (loss), net	138,808	(121,035)	(48,502)

Balance at end of year	286,469	147,661	268,696

Total Shareholders’ Equity	$45,958,342	$40,301,496	$38,408,403

The accompanying notes are an integral part of these financial statements.

ASTRO-MED, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended January 31, 2007, 2006 and 2005

	2007	2006	2005
Cash Flows from Operating Activities:
Net Income	$6,058,965	$2,550,585	$2,709,530
Adjustments to Reconcile Net Income to Net Cash Provided By Operating Activities:
Depreciation and Amortization	1,390,261	1,209,296	1,228,632
Share-based Compensation	412,693	—	—
Deferred Income Tax (Benefit)	1,740,368	(148,703)	(1,020,409)
Excess Tax Benefit From Share-Based Compensation	(105,284)	—	—
Gain on Sale of Real Estate	(5,251,707)	—	—
Changes in Assets and Liabilities:
Accounts Receivable	(1,489,124)	(1,271,848)	463,080
Inventories	(1,812,857)	(445,491)	(254,112)
Other	353,556	31,233	250,502
Accounts Payable and Accrued Expenses	1,040,935	572,652	(428,648)
Income Taxes Payable	45,367	(90,873)	419,240

Total Adjustments	(3,675,792)	(143,734)	658,285

Net Cash Provided by Operating Activities	2,383,173	2,406,851	3,367,815
Cash Flows from Investing Activities:
Proceeds from Sales/Maturities of Securities Available for Sale	5,437,367	4,763,422	3,479,406
Purchases of Securities Available for Sale	(7,600,067)	(7,168,910)	(3,725,219)
Proceeds from Sale of Real Estate	6,100,000	—	—
Additions to Property, Plant and Equipment	(2,170,276)	(1,035,675)	(1,143,943)

Net Cash Provided by (Used in) Investing Activities	1,767,024	(3,441,163)	(1,389,756)
Cash Flows from Financing Activities:
Proceeds from Common Shares Issued Under Employee Benefit Plans and Employee Stock Option Plans	1,283,567	286,518	529,884
Purchases of Treasury Stock	(1,065,500)	(30,163)	(453,229)
Excess Tax Benefit from Share-Based Compensation	105,284	—	—
Dividends Paid	(1,274,448)	(848,172)	(828,235)
Other Financing Activities	(2,523)	—	—

Net Cash (Used in) Financing Activities	(953,620)	(591,817)	(751,580)

Cash Designated for Real Estate Purchase Transferred to Long Term Investments	(3,200,000)	—	—
Net Increase (Decrease) in Cash and Cash Equivalents	(3,423)	(1,626,129)	1,226,479
Cash and Cash Equivalents, Beginning of Year	4,598,993	6,225,122	4,998,643

Cash and Cash Equivalents, End of Year	$4,595,570	$4,598,993	$6,225,122

Supplemental Information:
Cash Paid During the Period for:
Income Taxes	$1,671,581	$1,095,804	$220,181
Non-Cash Items:
Demonstration Equipment Transferred from (to) Inventory to (from) Property, Plant and Equipment	$(57,697)	$115,106	$277,801
Deposit Held in Escrow on Pending Sale of the Braintree, MA property	$—	$500,000	$—

The accompanying notes are an integral part of these financial statements.

ASTRO-MED, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2007

Note 1—Summary of Significant Accounting Policies

Principles of Consolidation:   The consolidated financial statements include the accounts of Astro-Med, Inc. (the Company) and its subsidiaries. All material intercompany accounts and transactions are eliminated in consolidation. Certain prior year balances have been reclassified to conform to the current year reporting format.

Cash and Cash Equivalents:   Highly liquid investments with an original maturity of 90 days or less are considered to be cash equivalents. Similar investments with original maturities beyond three months are classified as securities available for sale. Cash of $956,832 and $548,143 was held in foreign bank accounts at January 31, 2007 and 2006, respectively.

Securities Available for Sale:  Securities available for sale are carried at fair value based on quoted market prices. The difference between cost and fair value, net of related tax effects, is recorded as a component of accumulated other comprehensive income (loss) in shareholders’ equity.

Property, Plant and Equipment:  Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation is provided on the straight-line basis over the estimated useful lives of the assets (land improvements—10 to 20 years; buildings and improvements—10 to 45 years; machinery and equipment—3 to 10 years).

Officer Notes:  Amounts due from officers are comprised of unsecured non-interest bearing demand notes for loans made to certain officers. The remaining notes are expected to be repaid during fiscal 2008.

Long Term Investments:  Long term investments consist of cash the Company has committed to purchasing real estate as part of the Section 1031 exchange previously disclosed (see Note 14).

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

Research and Development Costs:  The Company complies with SFAS No. 2 “Accounting for Research & Development Costs” by charging any costs to expense when incurred, as well as by disclosing in the financial statements the amount of R&D charged to expense. These charges include: salaries and benefits, external

ASTRO-MED, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

engineering service costs, engineering related information costs and supplies. The Company also complies with SFAS 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed” and SOP 98-1, “Accounting for Costs of Computer Software Developed or Obtained for Internal Use” for guidance in accounting for the costs of software either developed or acquired.

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

Health Insurance Reimbursement Reserve:  The Company reimburses a portion of employee health insurance deductibles and co-payments. The total reimbursement amounted to approximately $150,000 and $140,000 in 2007 and 2006, respectively. The Company accrued approximately $106,000 and $47,000 at January 31, 2007 and January 31, 2006, respectively, for estimated outstanding reimbursements due to employees.

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

Management evaluates the recoverability of goodwill annually or more frequently if events or changes in circumstances, such as declines in sales, earnings or cash flows, or material adverse changes in the business climate, indicate that the carrying value of an asset might be impaired. Goodwill is considered to be impaired when the net book value of a segment exceeds its estimated fair value. Fair values are established using a discounted cash flow methodology. The determination of discounted cash flows is based on the long-range planning forecast. The Company completed its most recent impairment review as of January 31, 2007 and determined that goodwill is not impaired.

Income Taxes:  The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes”. SFAS No. 109 requires that deferred income taxes be determined based on the estimated future tax effects of differences between the tax and book bases of assets and liabilities considering the provisions of enacted tax laws. In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. At January 31, 2007 and 2006, the Company provided a valuation allowance on certain of its deferred tax assets for the net operating losses of a foreign subsidiary.

Net Income Per Common Share:  Net income per common share has been computed and presented pursuant to the provisions of SFAS No. 128, “Earnings per Share”. Basic net income per share is based on the weighted average number of shares outstanding during the period. Diluted net income per share is based on the basic weighted average number of shares and potential common shares for stock options outstanding during the period using the treasury stock method. Options to purchase 1,830,078, 1,956,694 and 1,912,831 shares of common stock were outstanding at January 31, 2007, 2006 and 2005, respectively. In fiscal years 2007, 2006 and 2005, there were 0,

ASTRO-MED, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4,125, and 299,750 options that were not included in the computation of diluted net income per common share because their inclusion would be anti-dilutive. Stock compensation plans are more fully described in Note 6 herein.

	January 31,
	2007	2006	2005
Weighted Average Common Shares Outstanding—Basic	6,721,140	6,613,576	6,612,751
Dilutive Effect of Options Outstanding	667,861	619,245	613,815

Weighted Average Common Shares Outstanding—Diluted	7,389,001	7,232,821	7,226,566

Common Stock Dividends:  On May 16, 2006, the Company declared a 5 for 4 stock split with a record date of June 16, 2006 which was accounted for as a stock dividend and was distributed to shareholders on June 30, 2006. An amount equal to the fair value of the additional shares was transferred from retained earnings to additional paid-in capital and common stock as of the declaration date. On April 19, 2004, the Company declared a 10% common stock dividend to shareholders of record on May 4, 2004 that was distributed to shareholders on May 26, 2004. An amount equal to the fair value of the additional shares was transferred from Retained Earnings to Additional Paid in Capital and Common Stock as of the declaration date. All per share and weighted average share amounts for all prior periods have been restated to reflect the impact of the most recent common stock dividend.

Use of Estimates:  The presentation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect these financial statements and accompanying notes. Some of the more significant estimates include the allowances for doubtful accounts and credits, inventory valuation, impairment of long-lived assets, income taxes and warranty reserves. Management’s estimates are based on the facts and circumstances available at the time estimates are made, past historical experience, risk of loss, general economic conditions and trends, and management’s assessments of the probable future outcome of these matters. Consequently, actual results could differ from those estimates.

Allowance for Doubtful Accounts:  In circumstances where the Company is aware of a specific customer’s inability to meet its financial obligations, an allowance is established. The majority of accounts are individually evaluated on a regular basis and appropriate allowances are established as deemed appropriate. The remainder of the allowance is based upon historical write-off experience and current market assessments.

Fair Value of Financial Instruments:  The Company’s financial instruments consist mainly of cash and cash equivalents, securities available for sale, accounts receivable and accounts payable. The carrying amounts of these financial instruments as of January 31, 2007 and 2006 approximate fair value.

Comprehensive Income:  In accordance with SFAS No. 130 “Reporting Comprehensive Income”, the Company reports by major components and as a single total the change in net assets during the period from non-owner sources. The consolidated statement of comprehensive income (loss) has been included with the consolidated statement of stockholders’ equity. Accumulated other comprehensive income consists of net unrealized gains and losses on available for sale securities and net translation gains and losses on foreign operations.

Share-Based Compensation:  Prior to February 1, 2006, the Company accounted for employee share-based compensation using the intrinsic value method supplemented by pro forma disclosures in accordance with Accounting Principles Board (“APB”) No. 25 and SFAS No. 123, Accounting for Stock-Based Compensation. Under the intrinsic value method the Company recognized no compensation expense for employee stock options or shares purchased under the ESPP. Effective February 1, 2006, the Company adopted the provisions of SFAS No. 123(R) under the “modified prospective” transition method outlined in the statement. A “modified prospective” transition method is one in which compensation expense is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123(R) for all share-based payments granted after the effective

ASTRO-MED, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

date and (b) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123(R) that remain unvested on the date of adoption.

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

Prior to the adoption of SFAS 123(R), the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the consolidated statement of cash flows. SFAS 123R requires the cash flow resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as a cash inflow from financing activities and a cash outflow from operating activities. The Company treats tax deductions from certain stock option exercises as being realized when they reduce taxes payable in accordance with relevant tax law.

Recent Accounting Pronouncements:

In June 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes-An Interpretation of SFAS No. 109”. This interpretation describes a recognition threshold and measurement attribute for the financial statement disclosure of tax positions taken or expected to be taken in a tax return. This Interpretation requires recognition of tax benefits that satisfy a more likely than not threshold. This Interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. This Interpretation will become effective for the Company during the first quarter of fiscal 2008. The Company is evaluating the impact this Interpretation will have on its results of operations and financial position.

In September 2006, the Securities and Exchange Commission issued SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Current Year Misstatements”. SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in the quantification of a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. The Company adopted SAB 108 for its year ended January 31, 2007. The adoption of SAB 108 did not have an impact on the Company’s consolidated results of operations or financial position.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the impact of SFAS No. 157 on its results of operations and financial position.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-including an amendment of SFAS 115” (“SFAS No. 159”). The new statement allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible

ASTRO-MED, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

item, changes in that item’s fair value in subsequent reporting periods must be recognized in current earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the potential impact of SFAS No. 159 on our financial position and results of operations.

Note 2—Securities Available for Sale

Securities available for sale include corporate debt securities, governmental obligations and state and municipal securities with various contractual or anticipated maturity dates. Governmental obligations include U.S. Government and Federal Agencies securities. The fair value, amortized cost and gross unrealized gains and losses of the securities are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
January 31, 2007
Auction Rate Securities	$6,725,000	$—	$—	$6,725,000
Governmental	3,155,639	45	(76,103)	3,079,581
State and Municipal	2,530,942	—	(1,458)	2,529,484

	$12,411,581	$45	$(77,561)	$12,334,065

January 31, 2006
Auction Rate Securities	$3,550,000	—	—	$3,550,000
Governmental	6,662,886	1,843	(90,004)	6,574,725

	$10,212,886	1,843	(90,004)	$10,124,725

The cost of securities available for sale is based on specific identification in determining realized gains or losses.

The expected maturity dates of these securities are as follows: Less than one year—$5,256,378 One to Five Years—$818,931; and greater than Five Years—$6,258,756. Actual maturities may differ as a result of sales or earlier issuer redemptions.

Note 3—Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and include material, labor and manufacturing overhead. The components of inventories are as follows:

	January 31,
	2007	2006
Materials and Supplies	$6,848,636	$5,879,486
Work-in-Progress	1,486,773	1,050,910
Finished Goods	3,059,354	2,879,374

	$11,394,763	$9,809,770

Note 4—Debt

The Company has a $3,500,000 unsecured bank line of credit, all of which is currently available. Borrowings under this line of credit bear interest at the bank’s prime rate. This line of credit is scheduled to expire on July 1, 2007 and is expected to be renewed at that time.

ASTRO-MED, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 5 – Share Based Compensation

The Company adopted SFAS 123(R) on February 1, 2006 and recognized the following compensation expense during fiscal 2007:

Cost of Sales	$78,085
Selling, General and Administrative	261,169
Research and Development	73,439

Reduction in Pre tax income	412,693
Income tax effect	(52,013)

Decrease in Net Income	$360,680

Decrease in Net Income per Share—basic	$0.05
Decrease in Net Income per Share—diluted	$0.05

As of January 31, 2007 there was $720,847 of unrecognized compensation expense related to unvested stock options. This expense is to be recognized over a weighted average of 2.1 years.

SFAS 123(R) requires the Company to present pro forma information for the comparative periods prior to the adoption as if the Company had accounted for all share-based compensation under the fair value method. The following table illustrates the effect on net income and net income per share as if the fair value based method had been applied.

	Year Ended January 31, 2006	Year Ended January 31, 2005
Net Income as reported	$2,550,585	$2,709,530
Stock-based employee compensation determined under the fair value method, net of tax effects	(341,842)	(227,709)

Pro forma net income	$2,208,743	$2,481,821

Net income per common share—diluted
As reported	$0.35	$0.37
Pro forma	$0.31	$0.34

Note 6—Shareholders’ Equity

Common Stock:  The Company repurchased 100,000, 3,384 and 51,027 shares of its common stock for $1,065,500, $30,163 and $453,229 in fiscal 2007, 2006 and 2005, respectively. The Company’s Board of Directors has authorized the purchase of up to an additional 447,589 shares of the Company’s common stock on the open market in the future as of January 31, 2007.

The Company maintains the following benefit plans involving the Company’s common stock:

Stock Option Plans:  As of January 31, 2007, the Company has one incentive stock option plan and one non-qualified stock option plan under which options may be granted to officers and key employees. Options now vest over four years. Options for an aggregate of 1,718,750 shares may be granted under the incentive stock option plan at option prices of not less than fair market value at the date of grant. Options for an aggregate of 1,375,000 shares may be granted under the non-qualified plan at option prices of not less than 50% of fair market value at the date of grant.

ASTRO-MED, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Summarized option data for all plans is as follows:

	Number of Shares	Option Price Per Share	Weighted Average Option Price Per Share
Options Outstanding, January 31, 2004	1,784,544	$2.40–9.59	$4.46

Options Granted	315,563	$7.06–8.73	$8.70
Options Exercised	(132,276)	$2.40–7.46	$3.82
Options Expired	(55,000)	$7.46–8.73	$7.82

Options Outstanding, January 31, 2005	1,912,831	$2.40– 9.59	$5.07

Options Granted	109,750	$6.77–8.73	$6.84
Options Exercised	(51,012)	$2.40–8.73	$5.14
Options Expired	(14,875)	$6.77–8.73	$7.94

Options Outstanding, January 31, 2006	1,956,694	$2.40–9.59	$5.18

Options Granted	132,500	$7.93–7.93	$7.93
Options Exercised	(243,147)	$2.40–6.77	$5.17
Options Expired	(15,969)	$6.14–8.73	$7.63

Options Outstanding, January 31, 2007	1,830,078	$2.40–9.59	$5.36

Options Exercisable, January 31, 2007	1,484,779	$2.40–9.59	$4.74
Options Exercisable, January 31, 2006	1,633,943	$2.40–9.59	$4.60
Options Exercisable, January 31, 2005	1,613,081	$2.40–9.59	$4.40

Set forth below is a summary of options outstanding at January 31, 2007:

Outstanding				Exercisable
Range of Exercise prices	Options	Weighted Average Exercise Price	Remaining Contractual Life	Options	Weighted Average Exercise Price
$2.40-$3.59	685,603	$3.04	4yrs	685,603	$3.04
$4.27-$6.14	633,201	$5.61	2yrs	633,621	$5.61
$6.73-$9.59	511,274	$8.16	8yrs	165,555	$8.48

	1,830,078			1,484,779

The fair value of each option granted was estimated on the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions.

	Years Ended January 31,
	2007	2006	2005
Risk-free interest rate	3.8%	3.43%	3.10%
Expected life (years)	5	5	5
Expected volatility	52.2%	57.9%	59.0%
Forfeiture rate	3.0%	0.0%	0.0%

Expected dividend yield	1.6%	1.7%	1.4%

ASTRO-MED, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The weighted average grant date fair value of options granted during fiscal 2007, 2006 and 2005 was $3.45, $3.14 and $4.58, respectively. As of January 31, 2007 there was $720,847 of unrecognized compensation expense related to the unvested stock options granted under the plans. The expense is to be recognized over a weighted average of 2.1 years.

As of January 31, 2007 the aggregate intrinsic value (the aggregate difference between the closing stock price of the Company’s common stock on January 31, 2007 and the exercise price of the outstanding options) that would have been received by the option holders if all options had been exercised was $8,425,350 for all exercisable options and $9,259,181 for all options outstanding. The weighted average remaining contractual term for these options are 3.6 years for options that are exercisable and 4.4 years for all options outstanding. The total aggregate intrinsic value of options exercised during fiscal 2007 was $1,276,730.

At January 31, 2007 options covering 265,740 shares under the incentive plan and 396,660 under the non-qualified plan were available for grant.

Employee Stock Purchase Plan:  The Company has an Employee Stock Purchase Plan allowing eligible employees to purchase shares of common stock at a 10% discount from fair market value on the date of purchase. A total of 247,500 shares were initially reserved for issuance under the Plan. Summarized plan activity is as follows:

	Years Ended January 31,
	2007	2006	2005
Shares Reserved, Beginning	106,312	109,648	113,036
Shares Purchased	(3,068)	(3,336)	(3,388)

Shares Reserved, Ending	103,244	106,312	109,648

Employee Stock Ownership Plan:  The Company has an Employee Stock Ownership Plan (ESOP) providing retirement benefits to all eligible employees. Annual contributions in amounts determined by the Company’s Board of Directors are invested by the ESOP’s Trustees in shares of common stock of the Company. Contributions may be in cash or stock. The Company’s contributions (paid or accrued) amounted to $80,000, $0 and $0 in fiscal 2007, 2006 and 2005, respectively. All shares owned by the ESOP have been allocated to participants.

Note 7—Income Taxes

The components of domestic and foreign income before the provision for income taxes are as follows:

	Years Ended January 31,
	2007	2006	2005
Domestic	$8,276,724	$1,931,304	$1,711,668
Foreign	1,348,393	1,470,910	1,055,443

Total	$9,625,117	$3,402,214	$2,767,111

ASTRO-MED, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of the provision for income taxes are as follows:

	Years Ended January 31,
	2007	2006	2005
Current:
Federal	$1,008,275	$303,866	$530,697
State	334,794	161,474	11,989
Foreign	482,715	534,992	535,304

	1,825,784	1,000,332	1,077,990

Deferred:
Federal	1,684,524	(137,379)	(882,676)
State	117,071	(11,324)	(137,733)
Foreign	(61,227)	—	—

	1,740,368	(148,703)	(1,020,409)

	$3,566,152	$851,629	$57,581

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate (34%) to income before income taxes, due to the following:

	Years Ended January 31,
	2007	2006	2005
Income Tax Provision at Statutory Rate	$3,272,540	$1,156,752	$940,818
State Taxes, Net of Federal Income Tax Benefits	298,231	99,099	(82,991)
Change in Valuation Allowance	60,957	—	(1,092,415)
Reversal of Reserves No Longer Required	(231,534)	(361,000)	—
Other, Net	165,958	(43,222)	292,169

	$3,566,152	$851,629	$57,581

In the third quarter of fiscal 2007, the Company recorded a $231,534 favorable adjustment related to differences between the prior year tax provision and the actual tax return as filed primarily relating to additional foreign tax credits, R&D credits and lower state income taxes. In the third quarter of fiscal 2006, the Company recorded a $361,000 reversal of tax reserves related to the favorable resolution of certain income tax examinations.

ASTRO-MED, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The tax effects of temporary differences, carryforwards and the deferred gain on the sale of the Braintree property which gave rise to significant portions of deferred tax assets and liabilities in the accompanying consolidated balance sheets are as follows:

	January 31,
	2007	2006
Deferred Tax Assets:
Net Operating Loss Carryforward	$275,580	$214,623
Inventory Reserves	1,083,491	1,075,777
R&D Credits	462,364	994,059
Vacation Accrual	335,194	254,399
Foreign Tax Credits	152,760	364,105
Deferred Service Contract Revenue	311,027	250,156
Reserve for Doubtful Accounts	194,327	166,778
Other	591,409	439,598

	3,406,152	3,759,495
Deferred Tax Liabilities:
Accumulated Tax Depreciation in Excess of Book Depreciation	629,620	650,568
Deferred Tax Gain on Sale of Real Estate	1,270,598	—
Other	509,332	411,705

	2,409,550	1,062,273

Subtotal	996,602	2,697,222
Valuation Allowance	(275,580)	(214,623)

Net Deferred Tax Assets	$721,022	$2,482,599

Compliance with SFAS 109 requires the Company to periodically evaluate the necessity of establishing or increasing a valuation allowance for deferred tax assets depending on whether it is more likely than not that a related benefit will be recognized in future periods. In fiscal 2003, as required by SFAS No. 109, the Company established a full valuation allowance on its net deferred tax asset as a result of the uncertainty as to whether these deferred tax assets would “more likely than not” be realized in the future. Based on the facts and circumstances at that time it was determined that a full valuation allowance was required and it was stated that until an appropriate level of profitability could be sustained no tax benefits would be realized. As of the first quarter of fiscal 2005, the Company reversed approximately $2,701,352 of its valuation allowance on its deferred tax asset with a $939,000 credit to the fiscal 2005 tax provision and a $1,762,352 credit to Additional Paid in Capital. The Company believed an appropriate level of profitability had been established and maintained that it is more likely than not the deferred tax assets will be realized in the future. The Company made this determination based on a review of the facts and circumstances as of May 1, 2004. This review consisted of an analysis of the Company’s performance, the market environment in which the Company currently operates, the length of the carryforward periods, the existing sales backlog and the future sales projections. The valuation allowance relates to the Company’s wholly owned subsidiary Astro-Med SRL. At January 31, 2007 this subsidiary has an $835,000 net operating loss carryforward that can be carried forward indefinitely. The future tax benefits of this net operating loss carryforward is uncertain because it is limited to future annual taxable income of the subsidiary.

During fiscal 2007 and 2006, the Company received proceeds from the exercise of employee stock options. The majority of the stock acquired upon exercise of employee stock options was sold in disqualified dispositions for tax purposes. Disqualified dispositions of stock acquired upon exercise by employee stock options provide

ASTRO-MED, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the Company a tax benefit that is treated differently for book and tax purposes. For book purposes, the tax benefit is recorded in Additional Paid-in-Capital (APIC) in Shareholders’ Equity. For tax purposes, the tax benefit is a valid deduction that lowers the Company’s current income tax payable. For book purposes, $105,284, $55,360 and $189,474 of the tax benefit was recognized in APIC in fiscal 2007, 2006 and 2005, respectively. The Company records foreign translation adjustments and unrealized gains and losses on Securities Available for Sale as a component of Other Comprehensive Income. During fiscal 2007 and 2006, the Company recorded a tax expense of $62,035 and a tax benefit of $61,663, respectively, to Other Comprehensive Income related to these items.

Note 8—Leases and Other Contractual Obligations

Minimum payments under noncancellable operating leases at January 31, 2007 were as follows:

Year Ending January 31,
2008	$389,252
2009	322,739
2010	277,738
2011	234,778
2012 and Thereafter	218,766

Minimum Lease Payments	$1,443,273

The Company incurred rent expense in the amount of $604,586, $485,311 and $457,805 for the fiscal years 2007, 2006 and 2005, respectively.

The Company has purchase obligations in the amount of $4,652,154 due within one year for goods and services with defined terms as to price, quantity, delivery and termination liability.

Note 9—Nature of Operations, Segment Reporting and Geographical Information

The Company’s operations consist of the design, development, manufacture and sale of specialty data recorder and acquisition systems, label printing and applicator systems, neuropsychological instrumentation systems and consumable supplies. The Company organizes and manages its business as a portfolio of products and services designed around a common theme of data acquisition and information output. The Company reports three reporting segments consistent with its sales product groups: Test & Measurement (T&M); QuickLabel Systems (QuickLabel) and Grass Technologies (GT).

T&M produces data recording equipment used worldwide for a variety of recording, monitoring and troubleshooting applications for the aerospace, automotive, metal mill, power and telecommunications industries. QuickLabel produces an array of high-technology digital label printers, automatic labelers, print and apply systems, labeling software and consumables for a variety of commercial industries worldwide. GT produces a range of instrumentation equipment and supplies for clinical neurophysiology (EEG and epilepsy monitoring), polysomnography (PSG – Sleep Monitoring) and biomedical research applications used worldwide by universities, medical centers and companies engaged in a variety of clinical and research activities. The accounting policies of the reporting segments are the same as those described in the summary of significant accounting policies herein. The Company evaluates segment performance based on the segment profit before corporate and financial administration expenses.

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

The following tables summarizes selected financial information by segment:

(in thousands)	Sales			Segment Operating Profit (Loss)			Segment Operating Profit (Loss) %
	2007	2006	2005	2007	2006	2005	2007	2006	2005
T&M	$15,695	$11,467	$11,082	$2,592	$331	$(170)	16.5%	2.9%	(1.5)%
QuickLabel	31,121	29,698	28,420	1,248	2,874	3,760	4.0%	9.7%	13.2%
GT	18,703	18,136	16,473	3,109	2,906	1,800	16.6%	16.0%	10.9%

Total	$65,519	$59,301	$55,975	$6,949	$6,111	$5,390	10.6%	10.3%	9.6%

Corporate Expenses				3,460	2,956	2,820

Gain on Sale of Real Estate, net				5,252	—	—

Operating Income				8,741	3,155	2,570
Other Income and Expense, net				884	247	197

Income Before Income Taxes				9,625	3,402	2,767
Income Taxes Provision				3,566	851	57

Net Income				$6,059	$2,551	$2,710

Presented below is selected information by segment:

(in thousands)	Amortization and Depreciation			Capital Expenditures
	2007	2006	2005	2007	2006	2005
T&M	$397	$319	$349	$701	$365	$307
QuickLabel	603	516	474	750	399	561
GT	390	374	406	719	271	276

Total	$1,390	$1,209	$1,229	$2,170	$1,035	$1,144

Presented below are selected assets by segment:

(in thousands)	Assets
	2007	2006
T&M	$9,630	$6,951
QuickLabel	16,424	15,139
GT	8,288	8,659
Corporate*	23,659	18,898

Total	$58,001	$49,647

*	Corporate assets consist of cash, investments, income tax accounts and miscellaneous fixed assets.

ASTRO-MED, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Presented below is selected financial information by geographic area:

(in thousands)	Sales			Long-Lived Assets
	2007	2006	2005	2007	2006
United States	$47,504	$41,417	$38,937	$9,408	$8,781
Europe	11,688	11,746	11,098	835	563
Canada	2,217	2,548	2,336	58	93
Asia	2,366	1,948	1,557	—	—
Central and South America	1,077	1,102	1,292	—	—
Other	667	540	755	—	—

Total	$65,519	$59,301	$55,975	$10,301	$9,437

Included in Long-Lived Assets is goodwill assigned to the following segments: T&M $0.7 million and GT $1.6 million at January 31, 2007 and 2006, respectively.

Note 10—Profit-Sharing Plan

Along with the ESOP described in Note 6, the Company sponsors a Profit-Sharing Plan (the “Plan”) which provides retirement benefits to all eligible employees. The Plan allows participants to defer a portion of their cash compensation and contribute such deferral to the Plan through payroll deductions. The Company makes matching contributions up to specified levels. The deferrals are made within the limits prescribed by Section 401(k) of the Internal Revenue Code.

All contributions are deposited into trust funds. It is the policy of the Company to fund any contributions accrued. The Company’s annual contribution amounts are determined by the Board of Directors. The Company’s contributions paid or accrued amounted to $162,328, $152,500 and $154,200 in fiscal 2007, 2006 and 2005, respectively.

Note 11—Product Warranty Liability

The Company offers a one-year warranty for the majority of its products. The specific terms and conditions of warranties vary depending upon the product sold and country in which the Company does business. For products sold in the United States, the Company provides a basic limited warranty, including parts and labor. The Company estimates the costs based on historical claims experience and records a liability in the amount of such estimates at the time product revenue is recognized. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary. Activity in the Company’s product warranty liability during the years ended January 31, 2007, 2006, and 2005, respectively, are as follows:

	2007	2006	2005
Balance, beginning of the period	$238,642	$208,642	$176,000
Warranties issued during the period	560,983	395,265	397,362
Settlements made during the period	(444,724)	(365,265)	(364,720)

Balance, end of the period	$354,901	$238,642	$208,642

Note 12—Concentration of Credit Risk

The Company generally extends credit on an uncollateralized basis to almost all customers after review of credit worthiness. Concentration of credit and geographic risk with respect to accounts receivable is limited due

ASTRO-MED, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

to the large number and general dispersion of accounts which constitute the Company’s customer base. The Company periodically performs credit evaluations of its customers. At January 31, 2007 and 2006, no single customer accounted for more than 10% of net sales. The Company has not historically experienced significant credit losses on customers’ accounts.

The Company invests its excess cash principally in investment grade government and corporate debt securities. The Company has established guidelines relative to diversification and maturities that maintain safety pf principal, liquidity and yield. These guidelines are periodically reviewed and modified to reflect changes in market conditions. The Company has not historically experienced any significant losses on its cash equivalents or short-term investments.

Note 13—Commitments and Contingencies

The Company is subject to contingencies, including legal proceedings and claims arising in the normal course of business that cover a wide range of matters including, among others, contract and employment claims, workers compensation claims, product liability, warranty and modification, adjustment or replacement of component parts of units sold.

The Company accrues for direct costs associated with the estimated resolution of contingencies at the earliest date at which it is deemed probable that a liability has been incurred and the amount of such liability can be reasonably estimated. Costs accrued have been estimated and are based upon an analysis of potential results, assuming a combination of litigation and settlement strategies and outcomes. While it is impossible to ascertain the ultimate legal and financial liability with respect to contingent liabilities, including lawsuits, the Company believes that the aggregate amount of such liabilities, if any, in excess of amounts provided or covered by insurance, will not have a material adverse effect on the consolidated financial position or results of operations of the Company. It is possible, however, that future results of operations for any particular future period could be materially affected by changes in our assumptions or strategies related to these contingencies or changes out of the Company’s control.

Note 14—Subsequent Events

On March 13, 2007, the Company completed the acquisition of certain real property located in Rockland, Massachusetts constituting approximately 86,933 square feet of land (the “Property”) for the purchase price of $3,150,000 which was paid by the Company in cash at the closing. The purchase of the Property by the Company consummates its tax free like-kind exchange under Section 1031 of the Internal Revenue Code initiated with the Company’s sale of the facility located in Braintree, Massachusetts on September 19, 2006.

On March 16, 2007 the Company’s allowable time to complete a tax free like-kind exchange under Section 1031 of the Internal Revenue Code expired. Prior to this expiration date the Company purchased the Rockland Massachusetts property it was leasing as described above for approximately $3,150,000 and also the land immediately adjacent to its West Warwick location for approximately $200,000.

ASTRO-MED, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

Description	Balance at Beginning of Year	Provision Charged to Operations	Deductions(2)	Balance at End of Year
Allowance for Doubtful Accounts(1):
Year Ended January 31,
2007	$511,648	$105,000	$(28,140)	$588,508
2006	$523,859	$89,995	$(102,206)	$511,648
2005	$367,194	$142,358	$14,307	$523,859

(1)	The allowance for doubtful accounts has been netted against accounts receivable as of the respective balance sheet dates.
(2)	Uncollectible accounts written off, net of recoveries.