Form 10-Q
period 2007-05-05
ASTRO MED INC /NEW/
filed 2007-06-18
CIK 8146

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 5, 2007

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

Common Stock, $.05 Par Value – 6,905,266 shares

(excluding treasury shares) as of June 8, 2007

ASTRO-MED, INC.

Part I. FINANCIAL INFORMATION

ASTRO-MED, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	May 5, 2007	January 31, 2007
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$4,080,337	$4,595,570
Securities Available for Sale	12,426,136	12,334,065
Accounts Receivable, Net	10,711,793	12,112,676
Inventories	12,664,366	11,394,763
Prepaid Expenses and Other Current Assets	798,826	841,528
Deferred Tax Assets	2,752,278	2,889,438

Total Current Assets	43,433,736	44,168,040

PROPERTY, PLANT AND EQUIPMENT	32,941,512	29,313,917
Less Accumulated Depreciation	(21,825,298)	(21,349,666)

Total Property, Plant and Equipment, Net	11,116,214	7,964,251
OTHER ASSETS
Goodwill	2,336,721	2,336,721
Long Term Investments	—	3,200,000
Amounts Due from Officers	—	27,050
Other	273,155	304,918

	$57,159,826	$58,000,980

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts Payable	$3,162,384	$3,559,518
Accrued Compensation	1,770,748	2,475,219
Accrued Expenses	1,802,683	2,626,019
Deferred Revenue	764,713	805,352
Income Taxes Payable	89,966	408,114

Total Current Liabilities	7,590,494	9,874,222

Other Liabilities	1,543,112	—
Deferred Tax Liabilities	2,210,002	2,168,416

Total Liabilities	11,343,608	12,042,638

SHAREHOLDERS’ EQUITY
Common Stock, $.05 Par Value, Authorized 13,000,000 Shares, Issued 8,004,979 and 7,905,319 Shares, respectively	400,253	395,270
Additional Paid-In Capital	31,354,309	30,638,755
Retained Earnings	21,313,286	22,282,495
Treasury Stock, at Cost, 1,124,106 Shares	(7,644,647)	(7,644,647)
Accumulated Other Comprehensive Income	393,017	286,469

Total Shareholders’ Equity	45,816,218	45,958,342

	$57,159,826	$58,000,980

See notes to condensed consolidated financial statements.

ASTRO-MED, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three-Months Ended
	May 5, 2007	April 29, 2006
	(Unaudited)
Net Sales	$16,406,890	$15,641,524
Cost of Sales	9,560,587	9,365,804

Gross Profit	6,846,303	6,275,720
Costs and Expenses:
Selling, General and Administrative	5,126,635	4,510,820
Research and Development	1,098,257	1,052,682

	6,224,892	5,563,502

Operating Income	621,411	712,218
Other Income:
Investment Income	170,059	130,748
Other, Net	78,562	19,000

	248,621	149,748

Income Before Income Taxes	870,032	861,966
Income Tax Expense	348,033	318,927

Net Income	$521,999	$543,039

Net Income Per Common Share - Basic	$0.08	$0.08
Net Income Per Common Share - Diluted	$0.07	$0.07

Weighted Average Number of Common Shares Outstanding - Basic	6,832,063	6,737,477

Weighted Average Number of Common and Common Equivalent Shares Outstanding - Diluted	7,569,818	7,334,535

Dividends Declared Per Common Share	$0.05	$0.04

See notes to condensed consolidated financial statements.

ASTRO-MED, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three-Months Ended
	May 5, 2007	April 29, 2006
	(Unaudited)
Cash Flows from Operating Activities:
Net Income	$521,999	$543,039
Adjustments to Reconcile Net Income to Net Cash (Used in) Provided by Operating Activities:
Depreciation and Amortization	413,567	363,672
Share-Based Compensation	116,770	99,727
Deferred Income Taxes	178,746	22,768
Changes in Assets and Liabilities:
Accounts Receivable	1,400,883	455,907
Inventories	(1,269,603)	(553,619)
Income Taxes Payable	(657,457)	63,809
Accounts Payable and Accrued Expenses	(1,230,792)	646,081
Other	64,858	(118,001)

Total Adjustments	(983,028)	980,344

Net Cash (Used) Provided by Operating Activities	(461,029)	1,523,383

Cash Flows from Investing Activities:
Proceeds from Maturities of Securities Available for Sale	355,663	745,905
Purchases of Securities Available of Sale	(425,000)	(2,525,000)
Additions to Property, Plant and Equipment	(3,445,059)	(228,557)

Net Cash (Used in) Investing Activities	(3,514,396)	(2,007,652)

Cash Flows from Financing Activities:
Proceeds from Common Shares Issued Under Employee Stock Option and Benefit Plans	603,767	609,408
Dividends Paid	(343,575)	(269,606)

Net Cash Provided by Financing Activities	260,192	339,802

Long Term Investments Designated for Real Estate Purchase Transferred to Cash	3,200,000	—
Net (Decrease) in Cash and Cash Equivalents	(515,233)	(144,467)
Cash and Cash Equivalents, Beginning of Period	4,595,570	4,598,993

Cash and Cash Equivalents, End of Period	$4,080,337	$4,454,526

Supplemental Disclosures of Cash Flow Information:
Cash Paid During the Period for:
Income Taxes	$867,083	$260,305

See notes to condensed consolidated financial statements.

ASTRO-MED, INC.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

May 5, 2007

(1) Basis of Presentation

The accompanying financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments consisting of normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the results of the interim periods included herein. These financial statements do not include all disclosures associated with annual financial statements and, accordingly, should be read in conjunction with footnotes contained in the Company’s annual report on Form 10-K for the year ended January 31, 2007.

The first quarter of fiscal 2008 had 67 business days compared to 63 business days in the first quarter of fiscal 2007.

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

	Three-Months Ended
	May 5, 2007	April 29, 2006
Weighted Average Common Shares Outstanding - Basic	6,832,063	6,737,477
Dilutive Effect of Options Outstanding	737,755	597,058

Weighted Average Common Shares Outstanding - Diluted	7,569,818	7,334,535

For the three-months ended May 5, 2007 and April 29, 2006, the diluted per share amounts do not reflect options outstanding of 150,200 and 424,000, respectively. These outstanding options were not included because the exercise price of the options was greater than the average market price of the underlying stock during the periods presented.

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

ASTRO-MED, INC.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

May 5, 2007

(5) Share-Based Compensation

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

At May 5, 2007, options covering 180,540 shares under the incentive plan and 331,600 shares under the non-qualified plan were available for grant.

The Company has estimated the fair value of each option grant on the date of grant using the Black-Scholes option-pricing model. The volatility assumption is based on the historical weekly price data of the Company’s common stock over a period equivalent to the weighted average expected life of the Company’s options. Management evaluated whether there were factors during that period which were unusual and would distort the volatility figure if used to estimate future volatility and concluded that there were no such factors. In determining the expected life of the option grants, the Company has observed the actual terms of prior grants with similar characteristics, the actual vesting schedule of the grant, and assessed the expected risk tolerance of different option groups. The risk-free interest rate is based on the actual U.S. Treasury zero coupon rates for bonds matching the expected term of the option as of the option grant date. The risk-free interest rate was 4.54% and 3.78% for all options granted in the first quarter of 2008 and 2007, respectively.

The fair value of stock options granted during the quarter ended May 5, 2007 and April 29, 2006 was estimated on the date of grant using the following assumptions:

	Three-Months Ended
	May 5, 2007	April 29, 2006
Risk Free Interest Rate	4.5%	3.8%
Expected Volatility	48.1%	52.2%
Expected Life (in years)	5.0	5.0
Dividend Yield	1.9%	1.6%

Aggregated information regarding the Company’s stock option plans as of May 5, 2007 is summarized below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Outstanding at January 31, 2007	1,830,078	$5.36	4.4	$9,259,181
Granted	150,200	11.70
Exercised	(98,953)	6.03
Expired or canceled	(3,838)	6.14

Outstanding at May 5, 2007	1,877,847	5.83	5.1	$11,455,563

Exercisable at May 5, 2007	1,509,911	$4.94	4.1	$10,548,637

The fair value per share for options granted were $4.81 and $4.63 during the first quarter of fiscal 2008 compared to $3.59 during the first quarter of fiscal 2007.

Share-based compensation expense was recognized as follows:

	Three Months Ended
	May 5, 2007	April 29, 2006
Cost of Sales	$21,222	$18,809
Selling, General and Administrative	74,272	63,228
Research & Development	21,276	17,690

Reduction in pretax income	$116,770	$99,727

As of May 5, 2007 there was $1,140,299 of unrecognized compensation expense related to unvested options.

The Company has an Employee Stock Purchase Plan allowing eligible employees to purchase shares of common stock at a 10% discount from fair value on the date of purchase. A total of 247,500 shares were initially reserved for issuance under the Plan. During the three months ended May 5, 2007 and April 29, 2006, 709 and 634 shares were purchased under the plan. Approximately 102,515 shares remain available as of May 5, 2007.

ASTRO-MED, INC.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

May 5, 2007

(6) Comprehensive Income

The Company’s total comprehensive income is as follows:

	Three-Months Ended
	May 5, 2007	April 29, 2006
Comprehensive Income:
Net Income	$521,999	$543,039
Other Comprehensive Income:
Foreign currency translation adjustments, net of tax	14,636	59,076
Unrealized gain (loss) on securities:
Unrealized holding gain (loss) arising during the period, net of tax	91,912	(27,009)

Other Comprehensive Income	106,548	32,067

Comprehensive Income	$628,547	$575,106

(7) Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and include material, labor and manufacturing overhead. The components of inventories were as follows:

	May 5, 2007	January 31, 2007
Materials and Supplies	$7,092,623	$6,848,636
Work-In-Process	2,181,729	1,486,773
Finished Goods	3,390,014	3,059,354

	$12,664,366	$11,394,763

(8) Income Taxes

An income tax expense of $348,033 was recorded in the first quarter of the current year which is equal to an effective tax rate of 40%. This compares to an income tax expense of $318,927 in the first quarter of the prior year which is equal to an effective tax rate of 37%.

The Company adopted FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes” (“FIN No. 48”), effective February 1, 2007. FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FAS No. 109, “Accounting for Income Taxes.” FIN No. 48 prescribes a two-step process to determine the amount of tax benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon external examination. If the tax position is deemed “more-likely-than-not” to be sustainable, the tax position is then assessed to determine the amount of benefit to recognize in the financial statements. The amount of the benefit that may be recognized is the largest amount that has a greater than 50 percent likelihood of being realized upon ultimate settlement. It is reasonably possible that the resolution of the matters raised in the examination could have a material effect on the Company’s unrecognized tax benefits.

As a result of implementing FIN No. 48, we recognized a cumulative effect adjustment of $1,147,633 to decrease the February 1, 2007 retained earnings balance. Prior to the adoption of FIN No. 48, our policy was to classify accruals for uncertain positions as a current liability. We reclassified $734,788 of income tax liabilities from current to non-current liabilities because a cash settlement of these liabilities is not anticipated within one year of the balance sheet date.

We have concluded all U.S. federal income tax matters for years through fiscal 2003. During the fourth quarter of fiscal 2007, the Internal Revenue Service commenced an examination of the Company’s U.S. income tax returns for fiscal 2005 and fiscal 2006. We expect to have this examination completed in the current fiscal year. It is reasonably possible that the resolution of the matters raised in the examination could have a material effect on the Company’s unrecognized tax benefits.

We recognize interest expense and penalties related to income tax matters in income tax expense. In addition to the uncertain tax positions noted above, as of May 5, 2007 we had accrued $82,691 of interest and penalties.

ASTRO-MED, INC.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

May 5, 2007

(9) Segment Information

The Company reports three reporting segments consistent with its sales product groups: Test & Measurement (T&M); QuickLabel Systems (QuickLabel) and Grass Technologies (GT). The Company evaluates segment performance based on the segment profit before corporate and financial administration expenses.

Summarized below are the sales and segment operating profit for each reporting segment for the three-months ended May 5, 2007 and April 29, 2006.

	Sales		Segment Operating Profit
	May 5, 2007	April 29, 2006	May 5, 2007	April 29, 2006
T&M	$3,465,000	$3,776,000	$412,000	$466,000
QuickLabel	8,916,000	7,267,000	913,000	395,000
G-T	4,026,000	4,599,000	234,000	749,000

Total	$16,407,000	$15,642,000	1,559,000	1,610,000

Corporate Expenses			938,000	898,000

Operating Income			621,000	712,000
Other Income, Net			249,000	150,000

Income Before Income Taxes			870,000	862,000
Income Tax Expense			348,000	319,000

Net Income			$522,000	$543,000

(10) Product Warranty Liability

Changes in the Company’s product warranty liability during the quarters ended May 5, 2007 and April 29, 2006 are as follows:

	May 5, 2007	April 29, 2006
Balance, beginning of the period	$354,901	$238,642
Warranty expense during the period	98,516	173,159
Settlements made during the period	(153,677)	(145,188)

Balance, end of the period	$299,740	$266,613

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

(12) New Accounting Pronouncements

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

(13) Purchase of Real Estate

On March 13, 2007 the Company completed the acquisition of the Rockland, Massachusetts property for the purchase price of approximately $3,181,000 which was paid by the Company in cash at the time of the closing.

(14) Subsequent Event

On May 15, 2007, the shareholders adopted the 2007 Equity Incentive Plan (the “Plan”) under which the Company can issue an aggregate amount of up to 1,000,000 shares.

ASTRO-MED, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Business Overview

This section should be read in conjunction with the Condensed Consolidated Financial Statements of the Company included elsewhere herein and the Company’s Form 10-K for the fiscal year ended January 31, 2007.

The Company develops and manufactures systems that have the ability to acquire, process, analyze, store and present electronic data in a variety of useable forms. The Company sells its product under brand names including Astro-Med (T&M), QuickLabel Systems (QuickLabel) and Grass Technologies, formerly known as Grass Telefactor. Products sold under the Astro-Med brand acquire and record data and print the output onto charts or electronic media. Products sold under the QuickLabel Systems brand create product and packaging labels and tags in one or many colors. Products sold under the Grass Technologies brand electronically capture and record neurological data that is used to diagnose epilepsy or to study sleep disorders. The Company supplies a range of products that include hardware, software and consumables to customers who are in a variety of industries.

The Company competes worldwide in many markets including clinical and research medicine, aerospace, automotive and general manufacturing. The Company retains a competitive position in its respective markets by virtue of proprietary technology, product reputation, delivery, technical assistance and service to customers. The Company markets its products worldwide by advertising and promotion using major national and international trade journals, scientific meetings and trade shows, direct mailing campaigns, and the internet. The products are sold by direct field sales persons as well as independent dealers and representatives. In the United States, the Company has direct field sales people located in major cities from coast to coast specializing in either T&M Recorders and Data Acquisitions systems, QuickLabel Color Label printers and media systems, or Grass Technologies Neurological Instrumentation products. Additionally, the Company has direct field sales and service centers in Canada, England, France, Germany, Italy and Holland. In the remaining parts of the world, the Company utilizes approximately 80 independent dealers and representatives selling and marketing its products in 40 countries.

ASTRO-MED, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Results of Operations

Three-Months Ended May 5, 2007 vs. Three-Months Ended April 29, 2006

	May 5, 2007	Sales as a % of Total Sales	April 29, 2006	Sales as a % of Total Sales	% Increase (Decrease) Over Prior Year
T&M	$3,465,000	21.1%	$3,776,000	24.1%	(8.2%)
QuickLabel	8,916,000	54.3%	7,267,000	46.5%	22.7%
GT	4,026,000	24.6%	4,599,000	29.4%	(12.5%)

Total	$16,407,000	100.0%	$15,642,000	100.0%	4.9%

Sales revenue in the first quarter was $16,407,000, up 4.9% from the prior year’s first quarter sales revenue of $15,642,000. Sales through the Company’s QuickLabel product group increased 22.7% while sales through the Company’s T&M and GT product groups decreased 8.2% and 12.5%, respectively. Sales through the Company’s domestic channel of distribution were $11,947,000, up 7.7% from the prior year. Sales through the Company’s international channel of distribution were $4,460,000, down 2.0% from the prior year. However, excluding the $237,000 favorable impact of the change in foreign exchange rates, international sales would have decreased 7.2%

Hardware sales in the quarter were $7,161,000 reflecting a 10.1% decrease from the prior year’s hardware sales of $7,972,000. Only the QuickLabel color printers and the T&M Ruggedized products experienced an increase in hardware sales.

The Company’s consumable sales continue to expand with the first quarter volume reaching $7,907,000, reflecting an increase of 22.6% from the prior year’s consumable sales of $6,450,000. The increase was driven by the Quicklabel Consumables which were up 26.1% from the prior year and sales of Grass Technologies Consumables were up 10.2% from the prior year.

Sales of the Company’s service and other related-product revenue in the quarter was $1,339,000, up 9.7% from the prior year’s service and other related product revenue of $1,220,000.

Gross profit dollars were $6,846,000, generating a gross profit margin of 41.7% in the quarter which was higher than the prior year’s gross profit margin of 40.1%. The gross margin increase was the result of an increment in gross margins on consumable sales.

Operating expenses were $6,225,000 for the quarter compared to $5,564,000 for the same quarter in the prior year. Selling expenses increased 13.7% from the prior year as a result of additional personnel costs and travel expenses. G&A increased 13.6% as a result of personnel costs and professional fees. As a percent of sales SG&A increased to 31.2% from 28.8% in the prior year. Research and development spending increased 4.3% as a result of increases in personnel costs. R&D expenses represented 6.7% of sales which was consistent with the prior year. Operating income was $621,000 which was down from the prior year. Operating margins were 3.8% which was down from the prior year’s operating margin of 4.6%.

An income tax expense of $348,000 was recorded in the first quarter of the current year which was equal to an effective tax rate of 40%. This compares to an income tax expense of $319,000 in the first quarter of the prior year which was equal to an effective tax rate of 37%.

Net income in the first quarter was $522,000 reflecting a 3.2% return on sales and an EPS of $0.07 per diluted share. For the comparable period in the previous year, net income was $543,000, reflecting a 3.5% return on sales and an EPS of $0.07 per diluted share. Included within net income for the first quarter of fiscal 2008 and fiscal 2007 was approximately $103,000 and $86,000 of expense, respectively related to the adoption of SFAS 123(R).

ASTRO-MED, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Results of Operations (Continued)

Three-Months Ended May 5, 2007 vs. Three-Months Ended April 29, 2006

The Company reports three reporting segments consistent with its sales product groups: Test & Measurement (T&M); QuickLabel Systems (QuickLabel) and Grass-Technologies (GT). The Company evaluates segment performance based on the segment profit before corporate and financial administration expenses.

Summarized below are the sales and segment operating profit for each reporting segment.

	Sales		Segment Operating Profit
	May 5, 2007	April 29, 2006	May 5, 2007	April 29, 2006
T&M	$3,465,000	$3,776,000	$412,000	$466,000
QuickLabel	8,916,000	7,267,000	913,000	395,000
G-T	4,026,000	4,599,000	234,000	749,000

Total	$16,407,000	$15,642,000	1,559,000	1,610,000

Corporate Expenses			938,000	898,000

Operating Income			621,000	712,000
Other Income, Net			249,000	150,000

Income Before Income Taxes			870,000	862,000
Income Tax Expense			348,000	319,000

Net Income			$522,000	$543,000

Test & Measurement

T&M sales were $3,465,000 for the quarter compared to $3,776,000 in the prior year. The decrease of $311,000, or 8.2%, was driven by lower Everest and Dash sales. However, Ruggedized products increased 17.1% for the quarter. Consumables and Service & Other were up slightly from the prior year. Gross profit margins increased slightly as a result of improved product mix. Operating expenses were down slightly due to lower commission expense on lower sales. Segment operating margins were 11.9% for the quarter which was down slightly from the prior year’s segment operating margins of 12.3%.

QuickLabel Systems

QuickLabel sales were $8,916,000 for the quarter compared to $7,267,000 in the prior year. The significant increase of $1,649,000, or 22.7%, was driven by an increase in both hardware and consumable sales. Hardware sales increased 14.7% for the quarter while consumable sales increased 26.1%. Gross profit margins increased due to an improvement in the consumable margins and increased manufacturing absorption associated with the higher sales. Operating expenses increased 24.8% as a result of higher personnel costs and higher commission expense associated with the increase in sales. Segment operating margins were 10.2% for the quarter which was up from the prior year’s segment operating margins of 5.4%

Grass Technologies

GT sales were $4,026,000 for the quarter compared to $4,599,000 in the prior year. The decrease of $573,000 or 12.5% was primarily driven by a decrease in sleep system sales. EEG and LTM sales were flat with the prior year. Consumable sales increased 10.2% during the quarter. Gross profit margins were lower for the quarter due to lower hardware sales and higher manufacturing variances associated with the lower sales. Operating expenses increased 14.6% due to higher personnel costs. Segment operating margins were 5.8% for the quarter which was down from the prior year’s segment operating margins of 16.2%.

Financial Condition

The Company expects to finance its future working capital needs, capital expenditures and acquisition requirements through internal funds. To the extent the Company’s capital and liquidity requirements are not satisfied internally, the Company may utilize a $3.5 million unsecured bank line of credit, all of which is currently available. Borrowings under this line of credit bear interest at the bank’s prime rate. The expiration date of this line of credit is July 31, 2007 and is expected to be renewed.

The Company’s Statements of Cash Flows for the three-months ended May 5, 2007 and April 29, 2006 are included on page 5. Net cash flow used by operating activities for the current quarter was $461,000 versus $1,523,000 generated in the first quarter of the previous year. The unfavorable change in the current quarter cash flow over the prior year can be attributed to the purchase of inventory and the payment of accrued compensation at year end. The accounts receivable balance decreased 11.5% to $10,711,793, down from $12,112,676 at year-end. The cash collection cycle also improved to 59 net days sales outstanding at the end of the quarter as compared to the 62 days sales outstanding at year-end. Inventory increased 11.1% to $12,664,366, up from $11,394,763 at year-end. Net days inventory on hand were 119 days at the end of the quarter compared to 100 days at year-end.

ASTRO-MED, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Financial Condition (Continued)

Cash and investments at the end of the first quarter totaled $16,506,573 down 18.0% from $20,129,635 at year-end. The decrease in cash and investments can be attributed to cash used by operations of $461,029, capital expense of $3,445,059 including the purchase of the Rockland property for approximately $3,181,000 and the payment of dividends of $343,575. These uses of cash were partially offset by proceeds from the exercise of stock options of $603,767.

Critical Accounting Policies, Commitments and Certain Other Matters

In the Company’s Form 10-K for the fiscal year ended January 31, 2007, the Company’s most critical accounting policies and estimates upon which our financial status depends were identified as those relating to revenue recognition, warranty claims, bad debt, inventories and long-lived assets. We considered the disclosure requirements of Financial Release (“FR”) 60 (“FR-60”) regarding critical accounting policies and FR-61 regarding liquidity and capital resources, certain trading activities and related party/certain other disclosures, and concluded that nothing materially changed during the quarter that would warrant further disclosure under these releases.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Astro-Med, Inc.’s exposure to market risk has not changed materially from its exposure at January 31, 2007 as set forth in Item 7A of our Form 10-K for the fiscal year ended January 31, 2007.

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

Item 1A. Risk Factors

There is no change to the Risk Factors disclosed in Item 1A to the Company’s Form 10-K for the fiscal year ended January 31, 2007.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On August 16, 2004, the Company announced that its Board of Directors had approved the repurchase of 600,000 shares of common stock. This is an ongoing authorization without any expiration date. The Company made no purchases of its common stock pursuant to this authority during the first quarter of fiscal 2008. Currently, the Company can repurchase an additional 447,589 shares under the current program.

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

ASTRO-MED, INC.
(Registrant)

Date: June 18, 2007	By	/s/ A.W. Ondis
A.W. Ondis, Chairman and Chief Executive Officer
(Principal Executive Officer)

	By	/s/ Joseph P. O’Connell
Joseph P. O’Connell Senior Vice President, Treasurer and Chief Financial Officer
(Principal Financial Officer)