Form 10-Q
period 2007-08-04
ASTRO MED INC /NEW/
filed 2007-09-07
CIK 8146

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 4, 2007

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

Common Stock, $.05 Par Value – 6,910,082 shares

(excluding treasury shares) as of August 29, 2007

ASTRO-MED, INC.

Part I. FINANCIAL INFORMATION

ASTRO-MED, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	August 4, 2007	January 31, 2007
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$3,824,049	$4,595,570
Securities Available for Sale	12,080,678	12,334,065
Accounts Receivable, Net	12,832,157	12,112,676
Inventories	12,495,496	11,394,763
Prepaid Expenses and Other Current Assets	718,750	841,528
Deferred Tax Assets	2,757,672	2,889,438

Total Current Assets	44,708,802	44,168,040

PROPERTY, PLANT AND EQUIPMENT	32,679,104	29,313,917
Less Accumulated Depreciation	(21,855,918)	(21,349,666)

Total Property, Plant and Equipment, Net	10,823,186	7,964,251
OTHER ASSETS
Goodwill	2,336,721	2,336,721
Long Term Investments	—	3,200,000
Amounts Due from Officers	—	27,050
Other	239,806	304,918

	$58,108,515	$58,000,980

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts Payable	$2,936,587	$3,559,518
Accrued Compensation	1,825,877	2,475,219
Accrued Expenses	1,710,239	2,626,019
Deferred Revenue	621,033	805,352
Income Taxes Payable	452,547	408,114

Total Current Liabilities	7,546,283	9,874,222
Other Liabilities	1,552,111	—
Deferred Tax Liabilities	2,232,701	2,168,416

TOTAL LIABILITIES	11,331,095	12,042,638

SHAREHOLDERS’ EQUITY
Common Stock, $.05 Par Value, Authorized 13,000,000 Shares; Issued, 8,034,188 and 7,905,319 Shares, respectively	401,714	395,270
Additional Paid-In Capital	31,740,688	30,638,755
Retained Earnings	21,853,767	22,282,495
Treasury Stock, at Cost, 1,124,106 Shares	(7,644,647)	(7,644,647)
Accumulated Other Comprehensive Income, Net of Taxes	425,898	286,469

TOTAL SHAREHOLDERS’ EQUITY	46,777,420	45,958,342

	$58,108,515	$58,000,980

See Notes to Consolidated Financial Statements

ASTRO-MED, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three-Months Ended (Unaudited)		Six-Months Ended (Unaudited)
	August 4, 2007	July 29, 2006	August 4, 2007	July 29, 2006
Net Sales	$18,694,484	$16,266,621	$35,101,374	$31,908,144
Cost of Sales	10,863,924	9,270,342	20,424,510	18,636,145

Gross Profit	7,830,560	6,996,279	14,676,864	13,271,999
Costs and Expenses:
Selling, General and Administrative	5,433,462	5,034,680	10,560,098	9,545,501
Research and Development	1,134,848	944,220	2,233,105	1,996,901

Operating Expenses	6,568,310	5,978,900	12,793,203	11,542,402

Operating Income	1,262,250	1,017,379	1,883,661	1,729,597
Other Income (Expense):
Investment Income	149,814	142,258	319,873	273,005
Other, Net	64,236	48,152	142,798	67,152

	214,050	190,410	462,671	340,157

Income Before Income Taxes	1,476,300	1,207,789	2,346,332	2,069,754

Income Tax Provision	590,556	467,580	938,589	786,506

Net Income	$885,744	$740,209	$1,407,743	$1,283,248

Net Income per Common Share:
Basic	$0.13	$0.11	$0.20	$0.19
Diluted	$0.12	$0.10	$0.19	$0.17
Weighted Average Number of Shares Outstanding:
Basic	6,901,265	6,717,790	6,866,104	6,721,193
Diluted	7,577,748	7,380,374	7,573,223	7,348,919
Dividends Declared Per Common Share	$0.05	$0.05	$0.10	$0.09

See Notes to Consolidated Financial Statements

ASTRO-MED, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six-Months Ended
	August 4, 2007	July 29, 2006
	(Unaudited)
Cash Flows from Operating Activities:
Net Income	$1,407,743	$1,283,248
Adjustments to Reconcile Net Income to Net Cash (Used in) Provided by Operating Activities:
Depreciation and Amortization	806,101	749,405
Share-Based Compensation	271,076	199,454
Deferred Income Taxes	303,971	24,731
Excess Tax Benefit from Share-Based Compensation	(107,920)	—
Changes in Assets and Liabilities:
Accounts Receivable	(719,481)	(194,585)
Inventories	(893,470)	(561,417)
Other	185,094	8,758
Income Taxes Payable	(285,877)	(82,036)
Accounts Payable and Accrued Expenses	(1,637,584)	2,365

Total Adjustments	(2,078,090)	146,675

Net Cash (Used in) Provided by Operating Activities	(670,347)	1,429,923

Cash Flows from Investing Activities:
Proceeds from Maturities of Securities Available for Sale	2,464,828	2,276,873
Purchases of Securities Available for Sale	(2,185,000)	(4,275,067)
Additions to Property, Plant and Equipment	(3,729,467)	(699,973)

Net Cash (Used in) Investing Activities	(3,449,639)	(2,698,167)

Cash Flows from Financing Activities:
Proceeds from Common Shares Issued Under Employee Benefit Plans and Exercises of Stock Options	729,381	708,664
Purchases of Treasury Stock	—	(564,000)
Excess Tax Benefit from Share-Based Compensation	107,920	—
Dividends Paid	(688,836)	(605,110)

Net Cash Provided by (Used in) Financing Activities	148,465	(460,446)

Long Term Investments Designated for Real Estate Purchase Transferred to Cash	3,200,000	—

Net Decrease in Cash and Cash Equivalents	(771,521)	(1,728,690)
Cash and Cash Equivalents, Beginning of Period.	4,595,570	4,598,993

Cash and Cash Equivalents, End of Period	$3,824,049	$2,870,303

Supplemental Disclosures of Cash Flow Information:
Cash Paid During the Period for Income Taxes	$986,415	$876,375
Non-cash Transfer of Demonstration Equipment from Fixed Assets to Inventories	$249,514	$—
Non-cash Transfer from Retained Earnings to Capital Stock and Additional Paid-in Capital Due to the 5 for 4 Stock Split which was characterized as a Stock Dividend	$—	$12,532,681

See Notes to Consolidated Financial Statements

ASTRO-MED, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

August 4, 2007

(1) Basis of Presentation

The accompanying consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments consisting of normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the results of the interim periods included herein. Results of operations for the interim periods presented herein are not necessarily indicative of the results that may be expected for the full year. These financial statements do not include all disclosures associated with annual financial statements and, accordingly, should be read in conjunction with footnotes contained in the Company’s annual report on Form 10-K for the year ended January 31, 2007.

The accompanying consolidated condensed financial statements include the financial statements of Astro-Med, Inc. and its wholly-owned subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation.

(2) Net Income Per Share

Net income per common share has been computed and presented pursuant to the provisions of Statement of Financial Accounting Standards (SFAS) No. 128, “Earnings Per Share”. Basic net income per share is computed based on the weighted average number of shares outstanding during the periods. Diluted net income per share is computed based on the weighted average number of shares and, if dilutive, common equivalent shares for stock options outstanding during the periods.

	Three-Months Ended		Six-Months Ended
	August 4, 2007	July 29, 2006	August 4, 2007	July 29, 2006
Weighted Average Common Shares Outstanding – Basic	6,901,265	6,717,790	6,866,104	6,721,193
Effect of Dilutive Options	676,483	662,584	707,119	627,726

Weighted Average Common Shares Outstanding – Diluted	7,577,748	7,380,374	7,573,223	7,348,919

For the three-months and six-months ended August 4, 2007, the diluted per share amounts do not reflect 150,200 and 157,300 of options outstanding, respectively. For the three months and six months ended July 29, 2006, the diluted per share amounts do not reflect 414,641 of options outstanding. These outstanding options were not included in the effect of dilutive options because the exercise price of the options was greater than the average market price of the Company’s stock during the periods presented.

(3) Revenue Recognition

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

Infrequently, the Company receives requests from customers that product being purchased from the Company be held by the Company for the customers’ convenience. The Company recognizes revenue for such bill and hold arrangements in accordance with the requirements of SAB No. 104 which requires, among other things, the existence of a valid business purpose for the arrangement, the transfer of ownership of the purchased product, the readiness of the product for shipment, the use of customary payment terms, no continuing performance obligation by the Company and segregation of the product from the Company’s inventories.

ASTRO-MED, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

August 4, 2007

(4) Share-Based Compensation

The Company has one non-qualified stock option plan under which options may be granted to officers and key employees. Options vest over four years. Options for an aggregate of 1,375,000 shares may be granted under the non-qualified plan at option prices of not less than 50% of fair market value at the date of grant. In May 2007, the Company’s shareholders approved the 2007 Equity Incentive Plan (the “2007 Plan”) which is designed to provide awards in the form of options, stock appreciation rights, restricted stock awards, performance awards and other stock-based awards to executives, key employees, directors and other eligible individuals. The total number of shares of stock that may be issued pursuant to awards granted under the 2007 Plan shall not exceed 1,000,000 shares. The 2007 Plan provides for an automatic annual grant of ten-year options to purchase 5,000 shares of stock to each non-employee director upon the adjournment of each shareholder meeting. Each such option is exercisable at the fair market value as of the grant date and vests immediately prior to the next succeeding annual shareholders meeting. During the second quarter of fiscal 2008, 15,000 shares were awarded to non-employee directors pursuant to the 2007 Plan.

At August 4, 2007, options covering 331,600 shares under the non-qualified plan were available for grant.

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

The fair value of stock options granted during the six months ended August 4, 2007 and July 29, 2006 was estimated on the date of grant using the following assumptions:

	Six-Months Ended
	August 4 , 2007	July 29, 2006
Risk Free Interest Rate	4.5%	3.8%
Expected Volatility	48.1%	52.2%
Expected Life (in years)	5.0	5.0
Dividend Yield	1.9%	1.6%

Aggregated information regarding the Company’s stock option plans for the six months ended August 4, 2007 is summarized below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Outstanding at January 31, 2007	1,830,078	$5.36	4.4	$9,259,181
Granted	165,200	11.71
Exercised	(127,416)	5.61
Expired or canceled	(5,363)	7.36

Outstanding at August 4, 2007	1,862,499	5.90	4.8	$6,408,923

Exercisable at August 4, 2007	1,481,450	$4.96	3.8	$6,152,048

The fair value per share for options granted were $4.81 and $4.79 during the first and second quarters of fiscal 2008, respectively, compared to $4.63 during the first quarter of fiscal 2007. No options were granted during the second quarter of fiscal 2007.

Share-based compensation expense was recognized as follows:

	Three-Months Ended		Six-Months Ended
	August 4, 2007	July 29, 2006	August 4, 2007	July 29, 2006
Cost of Sales	$25,304	$18,809	$46,526	$37,618
Selling, General and Administrative	103,635	63,228	177,907	126,456
Research & Development	25,367	17,690	46,643	35,380

Reduction in pretax income	$154,306	$99,727	$271,076	$199,454

As of August 4, 2007 there was $1,058,613 of unrecognized compensation expense related to unvested options.

The Company has an Employee Stock Purchase Plan allowing eligible employees to purchase shares of common stock at a 10% discount from fair value on the date of purchase. A total of 247,500 shares were initially reserved for issuance under the Plan. During the quarter ended August 4, 2007 and July 29, 2006, 747 and 542 shares were purchased under the Plan. During the six months ended August 4, 2007 and July 29, 2006, 1,456 and 1,316 shares were purchased under the Plan. Approximately 101,800 shares remain available as of August 4, 2007.

ASTRO-MED, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

August 4, 2007

(5) Comprehensive Income

The Company’s total comprehensive income is as follows:

	Three-Months Ended		Six-Months Ended
	August 4, 2007	July 29, 2006	August 4, 2007	July 29, 2006
Comprehensive Income:
Net Income	$885,744	$740,209	$1,407,743	$1,283,248
Other Comprehensive Income (Loss):
Foreign currency translation adjustments, net of tax	38,008	10,599	129,920	69,675
Unrealized holding gain (loss) arising during the period, net of tax	(5,128)	1,315	9,509	(25,694)

Other Comprehensive Income	32,880	11,914	139,429	43,981

Comprehensive Income	$918,624	$752,123	$1,547,172	$1,327,229

(6) Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and include material, labor and manufacturing overhead. The components of inventories were as follows:

	August 4, 2007	January 31, 2007
Raw Materials	$7,346,101	$6,848,636
Work-In-Process	1,969,413	1,486,773
Finished Goods	3,179,982	3,059,354

	$12,495,496	$11,394,763

(7) Income Taxes

The Company’s effective tax rates for the periods presented herein are as follows:

	Three-Months Ended	Six-Months Ended
Fiscal 2008	40.0%	$40.0%
Fiscal 2007	38.7%	38.0%

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

We recognize interest expense and penalties related to income tax matters in income tax expense. In addition to the uncertain tax positions noted above, as of August 4, 2007 we had accrued $92,691 of interest and penalties.

ASTRO-MED, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

August 4, 2007

(8) Segment Information

Summarized below are the Net Sales and Segment Operating Profit for each reporting segment for three-months ended August 4, 2007 and July 29, 2006:

	Net Sales		Segment Operating Profit
	August 4, 2007	July 29, 2006	August 4, 2007	July 29, 2006
T&M	$4,500,000	$3,659,000	$888,000	$765,000
Quicklabel	9,661,000	7,858,000	1,075,000	527,000
GT	4,533,000	4,750,000	340,000	730,000

Total	$18,694,000	$16,267,000	2,303,000	2,022,000

Corporate Expenses			1,040,000	1,005,000

Operating Income			1,263,000	1,017,000
Other Income, Net			213,000	190,000

Income Before Income Taxes			1,476,000	1,207,000
Income Tax Provision			590,000	467,000

Net Income			$886,000	$740,000

Summarized below are the Net Sales and Segment Operating Profit for each reporting segment for the six-months ended August 4, 2007 and July 29, 2006:

	Sales		Segment Operating Profit
	August 4, 2007	July 29, 2006	August 4, 2007	July 29, 2006
T&M	$7,965,000	$7,435,000	$1,300,000	$1,231,000
Quicklabel	18,577,000	15,124,000	1,987,000	922,000
GT	8,559,000	9,349,000	575,000	1,479,000

Total	$35,101,000	$31,908,000	3,862,000	3,632,000

Corporate Expenses			1,978,000	1,902,000

Operating Income			1,884,000	1,730,000
Other Income, Net			462,000	340,000

Income Before Income Taxes.			2,346,000	2,070,000
Income Tax Provision			938,000	787,000

Net Income			$1,408,000	$1,283,000

ASTRO-MED, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

August 4, 2007

(9) New Accounting Pronouncements

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

(10) Purchase of Real Estate

On March 13, 2007, the Company completed the acquisition of the Rockland, Massachusetts property for the purchase price of approximately $3,181,000 which was paid by the Company in cash at the time of the closing.

ASTRO-MED, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

August 4, 2007

Business Overview

This section should be read in conjunction with the Condensed Consolidated Financial Statements of the Company included elsewhere herein and the Company’s Form 10-K for the fiscal year ended January 31, 2007.

The Company develops and manufactures systems that have the ability to acquire, process, analyze, store and present electronic data in a variety of useable forms. The Company sells its products under brand names including Astro-Med (T&M), QuickLabel Systems (QuickLabel) and Grass Technologies, formerly known as Grass Telefactor. Products sold under the Astro-Med brand acquire and record data and print the output onto charts or electronic media. Products sold under the QuickLabel Systems brand create product and packaging labels and tags in one or many colors. Products sold under the Grass Technologies brand electronically capture and record neurological data that is used to diagnose epilepsy or to study sleep disorders. The Company supplies a range of products that include hardware, software and consumables to customers who are in a variety of industries.

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

ASTRO-MED, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

August 4, 2007

Results of Operations

Three-Months Ended August 4, 2007 vs. Three-Months Ended July 29, 2006

The Company reports three reporting segments consistent with its sales product groups: Test & Measurement (T&M), QuickLabel Systems (QLS) and Grass-Technologies (GT). The Company evaluates segment performance based on the segment profit before corporate and financial administration expenses.

Net Sales by product group, percent change, and percent of Total Net Sales for the three months ended August 4, 2007 and July 29, 2006 were:

	August 4, 2007	As a % of Net Sales	July 29, 2006	As a % of Net Sales	% Increase Over Prior Year
T&M	$4,500,000	24.1%	$3,659,000	22.5%	23.0%
QuickLabel	9,661,000	51.7%	7,858,000	48.3%	22.9%
GT	4,533,000	24.2%	4,750,000	29.2%	(4.6)%

Total	$18,694,000	100.0%	$16,267,000	100.0%	14.9%

Sales in the quarter were $18,694,000, an increase of 14.9% from prior year’s second quarter sales of $16,267,000. Sales in the Company’s T&M product group were $4,500,000, an increase of 23.0% over the prior year. Sales in the Company’s QLS product group were $9,661,000, an increase of 22.9% over the prior year. Sales in the Company’s GT product group were $4,533,000, a 4.6% decrease from the prior year. Sales through the Company’s domestic channel were $12,629,000, up 7.4% from the prior year’s second quarter sales of $11,759,000. Sales through the Company’s international channel were $6,065,000, up 34.5% from the prior year’s second quarter sales of $4,508,000. The favorable impact of the change in foreign exchange rates was approximately $234,000 during the quarter. Had this favorable impact not occurred, sales through the Company’s international channel would have been up 29.4% from the prior year.

The Company’s hardware and software sales were $9,184,000 for the quarter, up 15.3% from the prior year’s sales of $7,962,000. The increase from the prior year was driven by the T&M and QuickLabel product lines.

The Company’s consumable sales were $7,925,000 for the quarter, up 10.8% from the prior year’s sales of $7,149,000. The growth in the consumable sales was driven by QuickLabel consumable products. T&M and Grass Technologies consumable products were essentially flat with the prior year.

Sales of the Company’s service and related products were $1,585,000 for the quarter, up 37.1% from the prior year’s sales of $1,156,000. The increase was driven primarily by the sale of T&M replacement parts.

Gross profit dollars were $7,830,560 which generated a gross profit margin of 41.9% for the quarter as compared to 43.0% for the second quarter in the prior year. The lower gross margin in the quarter is attributed to product mix and higher manufacturing costs brought on by the introduction of new products.

Operating expenses in the second quarter were $6,568,310, compared to $5,978,900 in the second quarter of the prior year. Selling and general administrative (SG&A) spending increased 7.9% from last year to $5,433,462. The increase was driven by higher personnel costs, travel and advertising expenses and professional fees. During the second quarter the Company spent approximately $60,000 in connection with preparations related to Sarbanes-Oxley 404 requirements. As a percent of sales, SG&A was 29.1% in the current quarter compared to 30.9% in the prior year. Research & development spending increased 20.2% from the prior year to $1,134,848 as a result of higher personnel costs. As a percent of sales, R&D spending was 6.1% in the second quarter of the current year compared to 5.8% in the second quarter of the prior year. Operating income was $1,262,250 in the current quarter which represented a 24.1% increase over the prior year’s operating income of $1,017,379. Operating margins were 6.7% in the current quarter compared to 6.2% in the prior year.

Other income in the current quarter was $214,050, compared to $190,410 in the second quarter of the prior year. The increase of $23,640 was driven by higher investment income and miscellaneous income partially offset by lower foreign currency transaction gains.

Income tax expense was $590,556 in the current quarter, resulting in an effective tax rate of 40.0%. This compares to an income tax expense of $467,580, resulting in an effective tax rate of 38.7% in the prior year. The increase is the result of lower expected tax credits in the current year.

Summarized below are the Net Sales and Segment Operating Profit for each reporting segment for three-months ended August 4, 2007 and July 29, 2006:

	Net Sales		Segment Operating Profit
	August 4, 2007	July 29, 2006	August 4, 2007	July 29, 2006
T&M	$4,500,000	$3,659,000	$888,000	$765,000
QuickLabel	9,661,000	7,858,000	1,075000	527,000
GT	4,533,000	4,750,000	340,000	730,000

Total	$18,694,000	$16,267,000	2,303,000	2,022,000

Corporate Expenses			1,040,000	1,005,000

Operating Income			1,263,000	1,017,000
Other Income, Net			213,000	190,000

Income Before Income Taxes			1,476,000	1,207,000
Income Tax Provision			590,000	467,000

Net Income			$886,000	$740,000

ASTRO-MED, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

August 4, 2007

Results of Operations (continued):

Test & Measurement – T&M

T&M’s sales were $4,500,000 for the quarter compared to $3,659,000 for the same quarter in the prior year. The increase of $841,000, or 23.0% in T&M sales was driven by higher Ruggedized and Dash product sales. T&M consumable sales were essentially flat and Service and Other sales increased during the quarter as a result of higher T&M replacement parts. T&M segment operating margins were 19.7% in the current quarter compared to 20.8% in the prior year. The slight decrease was driven by lower gross profit margins from product mix and higher selling and R&D costs.

QuickLabel Systems – QLS

QuickLabel sales were $9,661,000 for the quarter compared to $7,858,000 for the same quarter in the prior year. The increase of $1,803,000, or 22.9% was driven by increases in both hardware and consumable sales. The increase in hardware sales was driven by VIVO color printers and the recent introduction of the ZEO color printers. The increase in consumable sales was driven by media products and the VIVO consumable sales. Service & Other sales were up slightly for the quarter. QuickLabel segment operating margins were 11.1% in the current quarter compared to 6.7% in the prior year. The increase from the prior year was driven by higher sales and higher gross margin dollars resulting from the increase in hardware sales.

Grass Technologies – GT

GT sales were $4,533,000 for the quarter compared to $4,750,000 for the same quarter in the prior year. The decrease of $217,000, or 4.6% was driven almost entirely by a decrease in research products. Clinical products and consumable products were essentially flat with the prior year. Service and Other sales were up slightly during the quarter. GT segment operating profit margins were 7.5% for the quarter compared to 15.4% in the prior year. The decrease from the prior year was driven by lower sales, higher manufacturing costs and an increase in R&D spending.

Six-Months Ended August 4, 2007 vs. Six-Months Ended July 29, 2006

Net Sales by product group, percent change, and percent of Total Net sales for the six months ended August 4, 2007 and July 29, 2006 were:

	August 4, 2007	As a % of Net Sales	July 29, 2006	As a % of Net Sales	% Change Over Prior Year
T&M	$7,965,000	22.7%	$7,435,000	23.3%	7.1%
QuickLabel	18,577,000	52.9%	15,124,000	47.4%	22.8%
GT	8,559,000	24.4%	9,349,000	29.3%	(8.4)%

Total	$35,101,000	100.0%	$31,908,000	100.0%	10.0%

Sales for the first six-months of the current fiscal year were $35,101,000, a 10.0% increase over the $31,908,000 for the first six-months of the prior fiscal year. T&M sales were $7,965,000, an increase of 7.1% from the prior year. QuickLabel sales were $18,577,000, an increase of 22.8% from the prior year. GT sales were $8,559,000, an 8.4% decrease from the prior year. Sales through our domestic channel were $24,576,000, up 7.6% from the previous year’s domestic channel sales of $22,848,000. Sales through the Company’s international channels were $10,525,000, up 16.1% from the prior year’s international channel sales of $9,061,000. The favorable impact of the change in foreign exchange rates was approximately $477,000 during the first six months. Had this favorable impact not occurred, sales through the Company’s international channel would have been up 10.9% from the prior year.

The Company’s hardware and software sales were $16,345,000 for the six months, up 2.6% from the prior year’s sales of $15,934,000. The increase from the prior year was driven by QuickLabel hardware. T&M hardware was up only slightly and Grass Technologies hardware sales were down from the prior year.

The Company’s consumable sales were $15,832,000 for the six months, up 16.4% from the prior year’s sales of $13,599,000. The increase from the prior year was driven by QuickLabel consumable sales. GT consumable sales were up nominally while T&M consumable sales were approximately flat with the prior year.

Service and Other sales were $2,924,000 for the six months, up 23.1% from the prior year’s sales of $2,375,000. The increase was driven by T&M replacement parts.

Gross profit dollars were $14,676,864, which generated a gross profit margin of 41.8% for the six-months of the current year as compared to a gross profit margin of 41.6% for the first six-months of the prior year. The nominal change in gross profit margin for the six months of the current year is traceable to product mix and higher manufacturing costs.

Operating expenses for the six-months were $12,793,203 compared to $11,542,402 for the same period in the prior year. SG&A spending rose 10.6% to $10,560,098. The increase in SG&A spending is attributable to the increase in field sales personnel costs, incremental advertising and travel expenses and higher professional fees. For the six months the Company has spent approximately $76,000 in connection with preparations related to Sarbanes-Oxley 404 requirements. As a percent of sales, SG&A was 30.1% in the current year as compared to 29.9% in the prior year. R&D spending increased 11.8% from the prior year to $2,233,105 as a result of higher personnel costs. As a percent of sales, R&D spending was 6.4% in the current year approximately flat with 6.3% in the prior year. Operating income was $1,883,661 in the current year, representing an 8.9% increase over the prior year’s operating income of $1,729,597. Operating margins were 5.4% in the current year, consistent with the prior year’s operating margin of 5.4%.

Other income for the current year was $462,671 compared to $340,157 for the prior year. The increase of $122,514 was driven by higher investment income, higher foreign currency transaction gains and an increase in miscellaneous income.

ASTRO-MED, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

August 4, 2007

Results of Operations (continued):

Six-Months Ended August 4, 2007 vs. Six-Months Ended July 29, 2006

Income tax expense of $938,589 was recorded for the current year resulting in an effective tax rate of 40.0%. This compares to $786,506 in the prior year resulting in an effective tax rate of 38.0%. The increase is the result of lower expected tax credits in the current year.

Summarized below are the Net sales and Segment Operating Profit for each reporting segment for the six-months ended August 4, 2007 and July 29, 2006:

	Net Sales		Segment Operating Profit
	August 4, 2007	July 29, 2006	August 4, 2007	July 29, 2006
T&M	$7,965,000	$7,435,000	$1,300,000	$1,231,000
QuickLabel	18,577,000	15,124,000	1,987,000	922,000
GT	8,559,000	9,349,000	575,000	1,479,000

Total	$35,101,000	$31,908,000	3,862,000	3,632,000

Corporate Expenses			1,978,000	1,902,000

Operating Income			1,884,000	1,730,000
Other Income, Net			462,000	340,000

Income Before Income Taxes.			2,346,000	2,070,000
Income Tax Provision			938,000	787,000

Net Income			$1,408,000	$1,283,000

ASTRO-MED, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

August 4, 2007

Results of Operations (continued):

Six-Months Ended August 4, 2007 vs. Six-Months Ended July 29, 2006 (Continued)

Test & Measurement – T&M

T&M’s sales were $7,965,000 for the six months compared to $7,435,000 for the same period in the prior year. The increase of 7.1% in T&M sales was driven by higher Ruggedized and Dash product hardware sales. T&M consumable sales were approximately flat with the prior year with Service and Other sales being up due to higher replacement parts. T&M segment operating margins were 16.3% in the current year compared to 16.5% in the prior year. The nominal decrease in operating margins was driven by lower gross profit margins and higher R&D costs.

QuickLabel Systems - QLS

QuickLabel sales were $18,577,000 for the six months compared to $15,124,000 for the same period in the prior year. The increment of $3,453,000, or 22.8% was traceable to hardware and consumable sales. The hardware increase was due to sales of VIVO color printers and the recently introduced ZEO color printers. The growth in consumable sales was shared by media products and VIVO consumable sales. Service & Other sales were also up for the current year. QuickLabel segment operating margins were 10.7% in the current year compared to 6.1% in the prior year. The increase in operating margins from the prior year was driven by higher sales and higher gross margin dollars resulting from the increase in hardware sales.

Grass Technologies - GT

GT sales were $8,559,000 for the six months compared to $9,349,000 for the same period in the prior year. The decrease of $790,000, or 8.4% was caused by lower research product sales and lower sleep system sales in the first quarter of the current fiscal year. GT consumable sales were up from the prior year. Service and Other sales were also up from the prior year. GT segment operating profit margins were 6.7% for the current year compared to 15.8% in the prior year. The lower operating profit margin was driven by lower sales, higher manufacturing costs and an increase in development spending.

Financial Condition and Liquidity:

The Company expects to finance its future working capital needs, capital expenditures and acquisition requirements through internal funds. To the extent the Company’s capital and liquidity requirements are not satisfied internally, the Company may utilize a $3.5 million unsecured bank line of credit, all of which is currently available. Borrowings under this line of credit bear interest at the bank’s prime rate. The expiration date of this line of credit is July 31, 2009.

The Company’s Statements of Cash Flows for the six-months ended August 4, 2007 and July 29, 2006 are included on page 5. Net cash flows used by Operating Activities were $670,347 in the current year compared to Net Cash Flows provided by Operating Activities of $1,429,923 in the prior year. The use of cash in the current year is the result of higher Accounts Receivable and Inventory balances and lower liabilities including the reduction in Accounts Payable and Accrued Expenses since year end. Accounts receivable increased to $12,832,157 at the end of the second quarter compared to $12,112,676 at year-end. The accounts receivable collection cycle remained at 62 net days sales outstanding at the end of the quarter as compared to 62 net days outstanding at year-end. Inventory increased to $12,495,496 at the end of the second quarter compared to $11,394,763 at year-end. Inventory turns slowed to 3.5 turns at the end of the quarter as compared to 3.6 turns at year-end.

Cash and cash equivalents and investments at the end of the second quarter totaled $15,904,727 compared to $20,129,635 at year-end. The lower cash and investments position can be attributed to cash used by operations of $670,347, capital expenditures of $3,729,467 including the purchase of the Rockland property for approximately $3,181,000 and the payment of dividends of $688,836. These uses of cash were partially offset by proceeds from the exercise of stock options of $729,381.

Backlog was $6,842,000 at the end of the second quarter compared to $5,959,000 at year-end.

Critical Accounting Policies, Commitments and Certain Other Matters:

In the Company’s Form 10-K for the year ended January 31, 2007, the Company’s most critical accounting policies and estimates upon which our financial status depends were identified as those relating to revenue recognition, warranty claims, bad debts, customer returns, inventories and long-lived assets. We considered the disclosure requirements of Financial Release (“FR”) 60 (“FR-60”) regarding critical accounting policies and FR-61 regarding liquidity and capital resources, certain trading activities and related party/certain other disclosures, and concluded that nothing materially changed during the quarter that would warrant further disclosure under these releases.

Safe Harbor Statement

This document contains forward-looking statements based on current expectations that involve a number of risks and uncertainties. Factors which could cause actual results to differ materially from those anticipated are described in Item 1A of the Company’s Form 10-K for the fiscal year ended January 31, 2007.

Item 3.	Quantitative and Qualitative Disclosure about Market Risk

The Company’s exposure to market risk has not changed materially from its exposure at January 31, 2007 as set forth in Item 7A in its Form 10-K for the fiscal year ended January 31, 2007.

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

Failure to achieve and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and stock price.

We are in the process of documenting and testing our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, which requires annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our independent auditors, beginning in fiscal 2009, regarding our assessments. During the course of our testing we may identify deficiencies which we may not be able to remediate in time to meet the deadline imposed by the Sarbanes-Oxley Act and regulations thereunder for compliance with the requirements of Section 404. In addition, if we fail to maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time; we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Failure to achieve and maintain an effective internal control environment could have a material adverse effect on our stock price.

There are no other changes to the risk factors disclosed in Item 1A to the Company’s Form 10-K for the fiscal year ended January 31, 2007.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On August 16, 2004, the Company announced that its Board of Directors had approved the repurchase of 600,000 shares of common stock. This is an ongoing authorization without any expiration date. The Company made no purchases of its common stock pursuant to this authority during the second quarter of fiscal 2008. Currently, the Company can repurchase an additional 447,589 shares under the current program.

Item 4.	Submission of Matters to a Vote of Stockholders

The Company’s Annual Meeting of Shareholders was held May 15, 2007.

In an uncontested election, nominees for directors were elected by the following votes:

Name of Nominee for Director	Votes For	Votes Withheld
Albert W. Ondis	6,237,773	352,101
Everett V. Pizzuti	6,233,500	356,374
Jacques V. Hopkins	6,227,465	362,409
Hermann Viets	6,229,452	360,422
Graeme MacLetchie	6,241,753	348,121

The shareholders approved and adopted the 2007 Equity Incentive Plan by the following vote:

For	Against	Abstain
3,740,213	1,143,368	12,811

Item 6.	Exhibits

(a) Exhibits:

The following exhibits are filed as part of this report on Form 10-Q:

10.7	2007 Equity Incentive Plan (Incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed on April 25, 2007)

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)

32.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b) and 18 U.S.C. 1350

32.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b) and 18 U.S.C. 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASTRO-MED, INC.
(Registrant)

Date: September 7, 2007	By	/s/ A. W. Ondis
A. W. Ondis,
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: September 7, 2007	By	/s/ Joseph P. O’Connell
Joseph P. O’Connell,
Senior Vice President, Treasurer and Chief Financial Officer
(Principal Financial Officer)