Form 10-Q
period 2007-11-03
ASTRO MED INC /NEW/
filed 2007-12-17
CIK 8146

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 3, 2007

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

Common Stock, $.05 Par Value 6,921,470 shares (excluding treasury shares) as of December 11, 2007

ASTRO-MED, INC.

Part I. FINANCIAL INFORMATION

ASTRO-MED, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	November 3, 2007 (Unaudited)	January 31, 2007 (Audited)
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$4,175,580	$4,595,570
Securities Available for Sale	13,037,835	12,334,065
Accounts Receivable, Net	12,940,475	12,112,676
Inventories	13,325,921	11,394,763
Prepaid Expenses and Other Current Assets	791,030	841,528
Deferred Tax Assets	2,400,266	2,889,438

Total Current Assets	46,671,107	44,168,040
PROPERTY, PLANT AND EQUIPMENT	33,151,866	29,313,917
Less Accumulated Depreciation	(22,253,072)	(21,349,666)

	10,898,794	7,964,251

OTHER ASSETS
Goodwill	2,336,721	2,336,721
Long Term Investments	—	3,200,000
Amounts Due from Officers	—	27,050
Other	210,475	304,918

	$60,117,097	$58,000,980

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts Payable	$3,219,905	$3,559,518
Accrued Compensation	2,031,250	2,475,219
Accrued Expenses	2,099,467	2,626,019
Deferred Revenue	856,096	805,352
Income Taxes Payable	370,133	408,114

Total Current Liabilities	8,576,851	9,874,222
Other Liabilities	945,261	—
Deferred Tax Liabilities	2,208,752	2,168,416

TOTAL LIABILITIES	11,730,864	12,042,638

SHAREHOLDERS’ EQUITY
Common Stock, $.05 Par Value, Authorized 13,000,000 Shares, Issued, 8,043,200 Shares at November 3, 2007 and 7,905,319 Shares at January 31, 2007	402,164	395,270
Additional Paid-In Capital	31,936,042	30,638,755
Retained Earnings	23,069,919	22,282,495
Treasury Stock, at Cost, 1,124,106 Shares	(7,644,647)	(7,644,647)
Accumulated Other Comprehensive Income, Net of Taxes	622,755	286,469

TOTAL SHAREHOLDERS’ EQUITY	48,386,233	45,958,342

	$60,117,097	$58,000,980

See Notes to Consolidated Financial Statements

ASTRO-MED, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three-Months Ended (Unaudited)		Nine-Months Ended (Unaudited)
	November 3, 2007	October 28, 2006	November 3, 2007	October 28, 2006
Net Sales	$19,139,125	$16,042,923	$54,240,498	$47,951,068
Cost of Sales	10,766,863	9,616,068	31,191,373	28,252,214

Gross Profit	8,372,262	6,426,855	23,049,125	19,698,854
Costs and Expenses:
Selling, General and Administrative	5,449,905	4,819,313	16,010,002	14,364,814
Research and Development	1,183,965	979,952	3,417,070	2,976,853

Operating Expenses	6,633,870	5,799,265	19,427,072	17,341,667
Gain on Sale of Real Estate, Net of Related Costs	—	5,251,707	—	5,251,707

Operating Income	1,738,392	5,879,297	3,622,053	7,608,894

Other Income
Investment Income	141,074	171,824	460,947	444,829
Other, Net	28,631	176,837	171,429	243,990

Total Other Income	169,705	348,661	632,376	688,819

Income Before Income Taxes	1,908,097	6,227,958	4,254,429	8,297,713
Income Tax Provision	346,426	2,251,258	1,285,015	3,037,765

Net Income	$1,561,671	$3,976,700	$2,969,414	$5,259,948

Net Income per Common Share:
Basic	$0.23	$0.59	$0.43	$0.78
Diluted	$0.21	$0.53	$0.39	$0.71
Weighted Average Number of Shares Outstanding:
Basic	6,912,489	6,693,246	6,881,398	6,711,773
Diluted	7,509,964	7,438,658	7,551,969	7,378,728
Dividends Declared Per Common Share	$0.05	$0.05	$0.15	$0.15

See Notes to Consolidated Financial Statements

ASTRO-MED, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine-Months Ended
	November 3, 2007 (Unaudited)	October 28, 2006 (Unaudited)
Cash Flows from Operating Activities:
Net Income	$2,969,414	$5,259,948
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	1,191,603	1,132,566
Share-based Compensation	428,187	306,734
Deferred Income Taxes	637,428	(122,147)
Excess Tax Benefit from Share Based Compensation	(107,920)	—
Gain on Sale of Real Estate	—	(5,251,707)
Changes in Assets and Liabilities:
Accounts Receivable	(827,799)	289,666
Inventories	(1,723,895)	(1,128,396)
Other	248,622	(196,695)
Income Taxes Payable	(975,141)	1,923,346
Accounts Payable and Accrued Expenses	(524,602)	744,961

Total Adjustments	(1,653,517)	(2,301,672)

Net Cash Provided by Operating Activities	1,315,897	2,958,276
Cash Flows from Investing Activities:
Proceeds from Maturities of Securities Available for Sale	5,454,531	4,392,636
Purchases of Securities Available for Sale	(6,073,000)	(6,450,067)
Proceeds from Sale of Real Estate	—	6,100,000
Additions to Property, Plant and Equipment	(4,159,055)	(1,398,181)

Net Cash Provided (Used) by Investing Activities	(4,777,524)	2,644,388
Cash Flows from Financing Activities:
Proceeds from Common Shares Issued Under Employee Stock Purchase Plan and Exercises of Stock Options	768,074	953,732
Shares Repurchased	—	(1,065,550)
Excess Tax Benefit from Share Based Compensation	107,920	—
Dividends Paid	(1,034,357)	(938,615)

Net Cash (Used) by Financing Activities	(158,363)	(1,050,433)
Long Term Investments Designated for Real Estate Purchase Transferred to Cash	3,200,000	—
Net Increase (Decrease) in Cash and Cash Equivalents	(419,990)	4,552,231
Cash and Cash Equivalents, Beginning of Period	4,595,570	4,598,993

Cash and Cash Equivalents, End of Period	$4,175,580	$9,151,224

Supplemental Disclosures of Cash Flow Information:
Cash Paid During the Period for Income Taxes	$1,804,449	$1,208,230
Non-cash Transfer of Demonstration Equipment from Fixed Assets to Inventories	$204,292	$—
Non-cash Transfer from Retained Earnings to Capital Stock and Additional Paid in Capital Due to the 5-4 Stock Split	$—	$12,532,681

See Notes to Consolidated Financial Statements

ASTRO-MED, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

November 3, 2007

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

The accompanying condensed consolidated financial statements include the financial statements of Astro-Med, Inc. and its wholly-owned subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation.

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

	Three-Months Ended		Nine-Months Ended
	November 3, 2007	October 28, 2006	November 3, 2007	October 28, 2006
Weighted Average Common Shares Outstanding – Basic	6,912,489	6,693,246	6,881,398	6,711,773
Dilutive Effect of Options Outstanding	597,475	745,412	670,571	666,955

Weighted Average Common Shares Outstanding – Diluted	7,509,964	7,438,658	7,551,969	7,378,728

For the three-months and nine-months ended November 3, 2007, the diluted per share amounts do not reflect 162,400 and 159,000 outstanding options, respectively. Such options were not included in the weighted average common shares outstanding because their exercise prices were greater than the average market price of the Company’s stock during the related periods . For both the three- months and nine-months ended October 28, 2006 all options outstanding were included in the weighted average common shares outstanding because the exercise prices of all options were less than the average market price of the Company’s stock during the periods presented.

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

Infrequently, the Company also recognizes revenue for non-recurring engineering (NRE) fees for product modification orders upon completion of agreed-upon milestones. Revenue is deferred for any amounts received prior to completion of milestones if delivery is an agreed upon milestone. Some of our NRE arrangements include formal customer acceptance provisions. In such cases, we determine whether we have obtained customer acceptance for the specific milestone before recognizing revenue.

Infrequently, the Company receives requests from customers to hold product being purchased from the Company for the customers’ convenience. The Company recognizes revenue for such bill and hold arrangements in accordance with the requirements of SAB No. 104 which requires, among other things, the existence of a valid business purpose for the arrangement, the transfer of ownership of the purchased product, the readiness of the product for shipment, the use of customary payment terms, no continuing performance obligation by the Company and segregation of the product from the Company’s inventories.

ASTRO-MED, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

November 3, 2007

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

At November 3, 2007, options covering 331,600 shares under the non-qualified plan and 985,000 shares under the 2007 Equity Incentive plan were available for grant.

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

The Company did not grant any options during the three months ended November 3, 2007. The fair value of stock options granted during the nine months ended November 3, 2007 and October 28, 2006 was estimated on the date of grant using the following assumptions:

	Nine-Months Ended
	November 3 , 2007	October 28, 2006
Risk Free Interest Rate	4.5%	3.8%
Expected Volatility	48.1%	52.2%
Expected Life (in years)	5.0	5.0
Dividend Yield	1.9%	1.6%

Aggregated information regarding the Company’s stock option plans for the nine months ended November 3, 2007 is summarized below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Outstanding at January 31, 2007	1,830,078	$5.36	4.4	$9,259,181
Granted	165,200	11.71
Exercised	(135,664)	5.51
Expired or canceled	(8,957)	8.41

Outstanding at November 3, 2007	1,850,657	$5.90	4.5	$7,711,665

Exercisable at November 3, 2007	1,472,891	$4.96	3.5	$7,284,283

The fair value per share for options granted was $4.81 and $4.79 during the first and second quarters of fiscal 2008, respectively, compared to $4.63 during the first quarter of fiscal 2007. No options were granted during the third quarters of fiscal 2008 and 2007.

Share-based compensation expense was recognized as follows:

	Three-Months Ended		Nine-Months Ended
	November 3, 2007	October 28, 2006	November 3, 2007	October 28, 2006
Cost of Sales	$25,304	$20,234	$71,830	$57,852
Selling, General and Administrative	106,440	68,016	284,347	194,472
Research & Development	25,367	19,030	72,010	54,410

Reduction in pretax income	$157,111	$107,280	$428,187	$306,734

As of November 3, 2007 there was $902,283 of unrecognized compensation expense related to unvested options.

The Company has an Employee Stock Purchase Plan allowing eligible employees to purchase shares of common stock at a 10% discount from fair value on the date of purchase. A total of 247,500 shares were initially reserved for issuance under the Plan. During the quarters ended November 3, 2007 and October 28, 2006, 764 and 718 shares, respectively were purchased under the Plan. During the nine months ended November 3, 2007 and October 28, 2006, 2,220 and 2,034 shares, respectively, were purchased under the Plan. Approximately 101,004 shares remain available as of November 3, 2007.

ASTRO-MED, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

November 3, 2007

(5) Comprehensive Income

The Company’s comprehensive income is as follows:

	Three-Months Ended		Nine-Months Ended
	November 3, 2007	October 28, 2006	November 3, 2007	October 28, 2006
Comprehensive Income:
Net Income	$1,561,671	$3,976,700	$2,969,414	$5,259,948
Other Comprehensive Income:
Foreign currency translation adjustments, net of tax	169,199	3,687	299,119	73,362
Unrealized gain in securities:
Unrealized holding gain arising during the period, net of tax	27,659	26,033	37,167	339

Other Comprehensive Income	196,858	29,720	336,286	73,701

Comprehensive Income	$1,758,529	$4,006,420	$3,305,700	$5,333,649

(6) Inventories

Inventories, net of reserves, are stated at the lower of cost (first-in, first-out) or market and include material, labor and manufacturing overhead. The components of inventories are as follows:

	November 3, 2007	January 31, 2007
Raw Materials	$8,258,911	$6,848,636
Work-In-Process	2,018,478	1,486,773
Finished Goods	3,048,532	3,059,354

	$13,325,921	$11,394,763

(7) Income Taxes

The Company’s effective tax rates for the periods presented herein are as follows:

	Three-Months Ended	Nine-Months Ended
Fiscal 2008	18.2%	30.2%
Fiscal 2007	36.1%	36.6%

The Company adopted FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes” (“FIN No. 48”), effective February 1, 2007. FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FAS No. 109, “Accounting for Income Taxes.” FIN No. 48 prescribes a two-step process to determine the amount of tax benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon examination by taxing authorities. If the tax position is deemed “more-likely-than-not” to be sustainable, the tax position is then assessed to determine the amount of benefit to recognize in the financial statements. The amount of the benefit that may be recognized is the largest amount that has a greater than 50 percent likelihood of being realized upon ultimate settlement.

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

We recognize interest expense and penalties related to income tax matters in income tax expense. As of November 3, 2007 we had accrued $107,850 of interest and penalties.

We have concluded all U.S. federal income tax matters for years through fiscal 2004. During the fourth quarter of fiscal 2007 the Internal Revenue Service (IRS) commenced an examination of the Company’s income tax returns for fiscal 2005 and fiscal 2006. During the third quarter of fiscal 2008 the IRS effectively settled its examination of the Company’s income tax returns for the two years under examination which is expected to result in a refund to the Company of approximately $130,000 and the reduction of certain tax credit carryforwards.

During the third quarter of fiscal 2008, the Company recognized an income tax expense of approximately $346,000 which included 1) expense of $792,000 on the quarter’s pre-tax income 2) benefit of $167,000 related to the completion of the IRS exam 3) benefit of $319,000 related to changes in uncertain R&D and foreign tax credit positions and 4) expense of $40,000 related to differences between the prior year tax provision and the actual return as filed. During the third quarter of fiscal 2007 the Company recognized an income tax expense of approximately $2,251,000 which included 1) expense of $355,000 on the quarter’s pre-tax income, excluding the gain on the real estate sale 2) a $231,000 favorable adjustment related to differences between the prior year tax provision and the actual return as filed primarily relating to additional foreign tax credits, R&D credits and lower state income taxes and 3) expense of $2,127,000 related to the net gain on the sale of the Braintree real estate.

During the nine months ended November 3, 2007 the Company recognized an income tax expense of approximately $1,285,000 which included 1) expense of $1,731,000 on the nine months pre-tax income 2) benefit of $167,000 related to the completion of the IRS exam 3) benefit of $319,000 related to changes in uncertain R&D and foreign tax credit positions and 4) expense of $40,000 related to differences between the prior year tax provision and the actual return as filed. During the nine months ended October 28, 2006 the Company recognized an income tax expense of approximately $3,038,000 which included 1) expense of $1,141,000 on the nine months pre-tax income, excluding the gain on the real estate sale 2) a $231,000 favorable adjustment related to differences between the prior year tax provision and the actual return as filed primarily relating to additional foreign tax credits, R&D credits and lower state income taxes and 3) expense of $2,127,000 related to the net gain on the sale of the Braintree real estate.

As a result of the effective settlement of the IRS exam for fiscal 2005 and 2006, the Company’s liability for uncertain tax positions was reduced from $1,882,000 at February 1, 2007 (date of adoption of FIN 48) to $945,000 at November 3, 2007. As noted above, of the net reduction of $937,000, $319,000 was recognized as a reduction of the provision for income taxes for the third quarter ended November 3, 2007. The $319,000 reduction to the provision for income taxes related to the resolution of certain R&D tax credit positions, partially offset by an increase in the liability for uncertain state tax positions.

ASTRO-MED, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

November 3, 2007

(8) Segment Information

Summarized below are the sales and segment operating profit for each reporting segment for three and nine months ended November 3, 2007 and October 28, 2006:

Three Months Ended	Sales		Segment Operating Profit
	November 3, 2007	October 28, 2006	November 3, 2007	October 28, 2006
T&M	$4,458,000	$3,865,000	$1,164,000	$821,000
Quicklabel	9,919,000	7,723,000	1,075,000	82,000
GT	4,762,000	4,455,000	512,000	591,000

Total	$19,139,000	$16,043,000	2,751,000	1,494,000

Corporate Expenses			1,013,000	867,000
Gain on Sale of Real Estate, Net of Related Costs			—	5,252,000

Operating Income			1,738,000	5,879,000
Other Income, Net			170,000	349,000

Income Before Income Taxes			1,908,000	6,228,000
Income Tax Provision			346,000	2,251,000

Net Income			$1,562,000	$3,977,000

Nine Months Ended	Sales		Segment Operating Profit
	November 3, 2007	October 28, 2006	November 3, 2007	October 28 2006
T&M	$12,423,000	$11,300,000	$2,464,000	$2,068,000
Quicklabel	28,496,000	22,847,000	3,062,000	1,021,000
GT	13,321,000	13,804,000	1,087,000	2,101,000

Total	$54,240,000	$47,951,000	6,613,000	5,190,000

Corporate Expenses			2,991,000	2,833,000
Gain on Sale of Real Estate, Net of Related Costs			—	5,252,000

Operating Income			3,622,000	7,609,000
Other Income, Net			632,000	689,000

Income Before Income Taxes			4,254,000	8,298,000
Income Tax Provision			1,285,000	3,038,000

Net Income			$2,969,000	$5,260,000

ASTRO-MED, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

(9) Purchase of Real Estate

On March 13, 2007, the Company completed the acquisition of the Rockland, Massachusetts property for the purchase price of approximately $3,181,000 which was paid by the Company in cash at the time of the closing.

(10) Subsequent Event

On December 10, 2007, the Company committed to close its sales and service offices located in Italy and the Netherlands as part of a consolidation of these operations with other offices of the Company. During the fourth quarter of fiscal 2008 the Company expects to record restructuring charges in the amount of $500,000 to $600,000 as a result of this action. These restructuring charges include severance costs, lease termination costs, professional fees and reserves on certain assets.

ASTRO-MED, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Business Overview

This section should be read in conjunction with the Condensed Consolidated Financial Statements of the Company included elsewhere herein and the Company’s Form 10-K for the fiscal year ended January 31, 2007.

The Company develops and manufactures systems that have the ability to acquire, process, analyze, store and present electronic data in a variety of useable forms. The Company sells its products under brand names including Astro-Med (T&M), QuickLabel Systems (QuickLabel) and Grass Technologies, formerly known as Grass Telefactor. Products sold under the Astro-Med brand acquire and record data and print the output onto charts or electronic media. Products sold under the QuickLabel Systems brand create product and packaging labels and tags in one or many colors. Products sold under the Grass Technologies brand electronically capture and record neurological data that is used to diagnose epilepsy or to study sleep disorders. The Company supplies a range of products that include hardware, software and consumables to customers in a variety of industries.

The Company competes worldwide in many markets including clinical and research medicine, aerospace, avionics, automotive and general manufacturing. The Company retains a competitive position in its respective markets by virtue of proprietary technology, product reputation, on-time delivery, technical assistance and service to customers. The Company markets its products worldwide by advertising and promotion using major national and international trade journals, scientific meetings and trade shows, direct mailing campaigns, and the internet. The products are sold by direct field sales persons as well as independent dealers and representatives. In the United States, the Company has direct field sales people located in major cities from coast to coast specializing in either T&M Recorders and Data Acquisitions systems, QuickLabel Color Label printers and media systems, or Grass Technologies Neurological Instrumentation products. Additionally, the Company has direct field sales and service centers in Canada, England, France, Germany, Italy and the Netherlands (The Company’s offices in Italy and the Netherlands are currently in the process of being closed with the related sales and service responsibilities being transferred to Germany). In the remaining parts of the world, the Company utilizes approximately 85 independent dealers and representatives selling and marketing its products in 40 countries.

ASTRO-MED, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Results of Operations

Three-Months Ended November 3, 2007 vs. Three-Months Ended October 28, 2006

The Company maintains three reporting segments consistent with its sales product groups: Test & Measurement (T&M), QuickLabel Systems (QLS) and Grass-Technologies (GT). The Company evaluates segment performance based on the segment profit before corporate and financial administration expenses.

Net Sales by product group, percent change, and percent of total Net Sales for the three months ended November 3, 2007 and October 28, 2006 were:

	November 3, 2007	Sales as a % of Total Sales	October 28, 2006	Sales as a % of Total Sales	% Change Over Prior Year
T&M	$4,458,000	23.3%	$3,865,000	24.1%	15.3%
QuickLabel	9,919,000	51.8%	7,723,000	48.1%	28.4%
GT	4,762,000	24.9%	4,455,000	27.8%	6.9%

Total	$19,139,000	100.0%	$16,043,000	100.0%	19.3%

Sales in the quarter were $19,139,000, an increase of 19.3% from prior year’s third quarter sales of $16,043,000. Sales in the Company’s T&M product group were $4,458,000, an increase of 15.3% over the prior year. Sales in the Company’s QLS product group were $9,919,000, an increase of 28.4% over the prior year sales. Sales in the Company’s GT product group were $4,762,000, an increase of 6.9% over the prior year sales. Sales through the Company’s domestic channel were $13,623,000, up 10.6% from the prior year’s third quarter sales of $12,312,000. Sales through the Company’s international channel were $5,516,000, up 47.8% from the prior year’s third quarter sales of $3,731,000. The favorable impact of the change in foreign exchange rates was approximately $351,000 during the quarter. Had this favorable impact not occurred, sales through the Company’s international channel would have been up 38.4% from the prior year.

The Company’s hardware and software sales were $9,626,000 for the quarter, up 21.9% from the prior year’s sales of $7,897,000. The increase from the prior year was driven by the T&M Dash and Ruggedized products, QLS printer systems and GT EEG and LTM diagnostic equipment. These hardware increases were tempered by decreases within the T&M Everest series and the GT sleep systems.

The Company’s consumable sales were $8,178,000 for the quarter, up 16.4% from the prior year’s sales of $7,027,000. The growth in the consumable sales was lead by shipments of QLS consumable and GT Electrodes products.

Sales of the Company’s service related products were $1,335,000 for the quarter, up 19.4% from the prior year’s sales of $1,118,000. The increase was driven by replacement parts.

Gross profit dollars were $8,372,262, generating a gross profit margin of 43.7% for the quarter as compared to 40.1% for the third quarter in the prior year. The improvement in this year’s gross profit margin is the result of improved manufacturing absorption and efficiencies driven by the increase in sales.

Operating expenses in the third quarter were $6,633,870, compared to $5,799,265 in the third quarter of the prior year. Selling and general administrative (SG&A) spending increased 13.1% from last year to $5,449,905. The increase was driven by higher personnel costs, travel and trade show expenses, commissions and professional fees. During the third quarter the Company spent approximately $111,000 in connection with preparations related to Sarbanes-Oxley 404 requirements. As a percent of sales, SG&A was 28.5% in the current quarter compared to 30.0% in the prior year. Research & development spending increased 20.8% to $1,183,965 as a result of higher personnel costs. As a percent of sales, R&D spending was 6.2% in the third quarter of the current year compared to 6.1% in the third quarter of the prior year. Operating income was $1,738,392 in the current quarter which represented a 177.0% increase over the prior year after excluding the gain on the sale of real estate in fiscal 2007. Operating margins were 9.1% in the current quarter compared to 3.9% in the prior year after excluding the prior year gain on the sale of real estate.

During the third quarter of the prior year the Company completed the sale of its property located in Braintree Massachusetts for the price of $6,100,000 which was received in cash at the closing. The net pretax gain on the sale of this property after professional fees, management bonus expense and other miscellaneous fees was $5,252,000.

Other income in the third quarter was $169,705, compared to $348,661 in the third quarter of the prior year. The decrease of $178,956 was driven by lower investment income, the sale of GT research contracts for $75,000 which was recorded in the prior year and lower miscellaneous income compared to the prior year.

Excluding the effects of the one-time tax adjustments discussed in Note 7 of the accompanying notes to unaudited condensed consolidated financial statements, the effective tax rate was 41.5% in the current quarter compared to 36.5% in the same quarter of the prior year. The increase in the effective tax rate was driven by the reduction of certain R&D tax credits and the disallowance of the loss related to the Italian subsidiary which increased in Fiscal 2008.

ASTRO-MED, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Summarized below are the sales and segment operating profit for each reporting segment for three-months ended November 3, 2007 and October 28, 2006:

	Sales		Segment Operating Profit
	November 3, 2007	October 28, 2006	November 3, 2007	October 28, 2006
T&M	$4,458,000	$3,865,000	$1,164,000	$821,000
Quicklabel	9,919,000	7,723,000	1,075,000	82,000
GT	4,762,000	4,455,000	512,000	591,000

Total	$19,139,000	$16,043,000	2,751,000	1,494,000

Corporate Expenses			1,013,000	867,000
Gain on Sale of Real Estate, net of related costs			—	5,252,000

Operating Income			1,738,000	5,879,000
Other Income, Net			170,000	349,000

Income Before Income Taxes			1,908,000	6,228,000
Income Tax Provision			346,000	2,251,000

Net Income			$1,562,000	$3,977,000

Test & Measurement – T&M

T&M’s sales were $4,458,000 for the quarter compared to $3,865,000 for the same quarter in the prior year. The increase of $593,000, or 15.3% in T&M sales was driven by higher Ruggedized and Dash product sales. The Everest product line was lower compared to the prior year. T&M Consumable sales increased slightly over the prior year and Service and Other sales were flat. T&M segment operating margins were 26.1% in the current quarter compared to 21.2% in the prior year. The increase was driven by higher gross margins from improved manufacturing absorption driven by higher sales.

Quicklabel Systems – QLS

Quicklabel Systems sales were $9,919,000 for the quarter compared to $7,723,000 for the same quarter in the prior year. The increase of $2,196,000, or 28.4% was driven by an increase in printer products and consumable sales. Service and Other sales also increased during the quarter compared to the prior year. Quicklabel segment operating margins were 10.8% in the quarter compared to 1.1% in the prior year. The increase was driven by better hardware sales mix and higher gross margins from improved manufacturing absorption driven by higher sales.

Grass Technologies – GT

GT sales were $4,762,000 for the quarter compared to $4,455,000 for the same quarter in the prior year. The increase of $307,000, or 6.9% was driven by increased hardware sales within the clinical product lines, as well as GT electrode consumable sales. Service and Other sales also increased slightly during the quarter. GT segment operating profit margins were 10.8% for the quarter compared to 13.3% in the prior year. The decrease from the prior year segment operating margins was driven by an increase in R&D spending during the quarter.

ASTRO-MED, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Nine-Months Ended November 3, 2007 vs. Nine-Months Ended October 28, 2006

Net Sales by product group, percent change, and percent of Total Net Sales for the nine months ended November 3, 2007 and October 28, 2006 were:

	November 3, 2007	Sales as a % of Total Sales	October 28, 2006	Sales as a % of Total Sales	% Change Over Prior Year
T&M	$12,423,000	22.9%	$11,300,000	23.6%	9.9%
QuickLabel	28,496,000	52.5%	22,847,000	47.6%	24.7%
GT	13,321,000	24.6%	13,804,000	28.8%	(3.5)%

Total	$54,240,000	100.0%	$47,951,000	100.0%	13.1%

Sales for the first nine-months of the current year were $54,240,000, a 13.1% increase over the $47,951,000 for the first nine-months of the prior year. T&M sales were $12,423,000, an increase of 9.9% from the prior year. Quicklabel sales were $28,496,000, an increase of 24.7% from the prior year. GT sales were $13,321,000, a 3.5% decrease from the prior year. Sales through our domestic channel were $38,199,000, an increase of 8.6% from the prior year domestic channel sales of $35,160,000. Sales through the Company’s international channels were $16,042,000, an increase of 25.4% from prior year’s international channel sales of $12,791,000. The favorable impact of the change in foreign exchange rates was approximately $828,000 for the first nine months of the current fiscal year. Had this favorable impact not occurred, sales through the Company’s international channel would have been up 18.9% from the prior year.

The Company’s hardware and software sales were $26,277,000 for the nine months, up 10.3% from the prior year’s sales of $23,831,000. The increase from the prior year was driven by T&M Dash and Ruggedized product sales, Quicklabel color and monochrome printer sales and GT clinical product sales. T&M Everest products and GT Research products were down for the year.

The Company’s consumable sales were $24,010,000 for the nine months, up 16.4% from the prior year’s sales of $20,626,000. The increase from the prior year was driven by Quicklabel consumable sales and GT Electrode consumable sales.

Service and Other sales were $3,953,000, up 13.1% from the prior year’s sales of $3,494,000 due to higher service and parts sales.

Gross profit dollars were $23,049,125, which generated a gross profit margin of 42.5% for the nine-months of the current year as compared to a gross profit margin of 41.1% for the first nine-months of the prior year. The improvement in this year’s gross profit margin is the result of improved manufacturing absorption driven by the increase in sales.

Operating expenses for the nine-months were $19,427,072 compared to $17,341,667 for the same period in the prior year. SG&A spending increased 11.4% to $16,010,002. The increase was driven by higher personnel costs, travel and trade show expenses, commissions and professional fees. During the nine-months of the current year the Company spent approximately $171,000 in connection with preparations related to Sarbanes-Oxley 404 requirements. As a percent of sales, SG&A was 29.5% in the current year compared to 29.9% in the prior year. R&D spending increased 14.8% from the prior year to $3,417,070 as a result of higher personnel costs. As a percent of sales, R&D spending was 6.3% in the current year compared to 6.2% in the prior year. Operating income was $3,622,053 in the current year which represented a 53.7% increase over the prior year after excluding the gain on the sale of real estate in fiscal 2007. Operating margins were 6.7% in the current year compared to 4.9% in the prior year after excluding the gain on the sale of real estate.

During the first nine months of the prior year the Company completed the sale of its property located in Braintree, Massachusetts for the price of $6,100,000 which was received in cash at the closing. The net pretax gain on the sale of this property after professional fees, management bonus expense and other miscellaneous fees was $5,252,000.

Other income for the first nine months of the current year was $632,376 compared to $688,819 for the same period in the prior year. The decrease of $56,443 due to lower miscellaneous income compared to the prior year.

Excluding the effects of the one-time tax adjustments discussed in Note 7 of the accompanying notes to unaudited condensed consolidated financial statements, the effective tax rate was 40.7% in the current year compared to 37.5% in the prior year. The increase in the effective tax rate was driven by the reduction of certain R&D tax credits and the disallowance of the loss related to the Italian subsidiary which increased in Fiscal 2008.

ASTRO-MED, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Results of Operations (continued):

Nine-Months Ended November 3, 2007 vs. Nine-Months Ended October 28, 2006

Summarized below are the sales and segment operating profit for each reporting segment for the nine-months ended November 3, 2007 and October 28, 2006:

	Sales		Segment Operating Profit
	November 3, 2007	October 28, 2006	November 3, 2007	October 28 2006
T&M	$12,423,000	$11,300,000	$2,464,000	$2,068,000
Quicklabel	28,496,000	22,847,000	3,062,000	1,021,000
GT	13,321,000	13,804,000	1,087,000	2,101,000

Total	$54,240,000	$47,951,000	6,613,000	5,190,000

Corporate Expenses			2,991,000	2,833,000
Gain on Sale of Real Estate, net of related costs			—	5,252,000

Operating Income			3,622,000	7,609,000
Other Income, Net			632,000	689,000

Income Before Income Taxes			4,254,000	8,298,000
Income Tax Provision			1,285,000	3,038,000

Net Income			$2,969,000	$5,260,000

Test & Measurement – T&M

T&M’s sales were $12,423,000 for the nine months compared to $11,300,000 for the same period in the prior year. The increase of $1,123,000, or 9.9% was driven by Ruggedized and Dash products. The Everest product line was down for the year. T&M consumable sales were increased slightly compared to the prior year. Service and Other sales were flat compared to the prior year. T&M segment operating margins were 19.8% in the current year compared to 18.3% in the prior year. The increase was driven by higher gross margins from improved manufacturing absorption resulting from higher sales.

Quicklabel Systems – QLS

Quicklabel Systems sales were $28,496,000 for the nine months compared to $22,847,000 for the same period in the prior year. The increase of $5,649,000, or 24.7% was driven by significant increases in both hardware and consumable sales. Service and Other sales also increased due to higher replacement part sales. Quicklabel segment operating margins were 10.7% compared to 4.5% in the prior year. The increase in both segment operating income and segment operating margins was driven by higher sales, improved product mix and higher gross margins from improved manufacturing absorption resulting from higher sales

Grass Technologies – GT

GT sales were $13,321,000 for the nine months compared to $13,804,000 for the same period in the prior year. The decrease of $483,000, or 3.5% was driven by lower sales in the clinical and research product lines. However, GT Electrode consumable sales increased during the year. Service and Other sales increased compared to the prior year. GT segment operating profit margins were 8.1% in the current year compared to 15.2% in the prior year. The decrease in segment operating margins was the result of lower sales, an increase in selling expense and higher R&D expense.

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

The Company’s Statements of Cash Flows for the nine-months ended November 3, 2007 and October 28, 2006 are included on page 5. Net cash flows provided by Operating Activities were $1,315,897 in the current year compared to Net Cash Flows provided by Operating Activities of $2,958,276 in the prior year. Cash provided by Operations in the current year is the result of net income and non cash charges which were offset by higher working capital requirements. Accounts receivable increased to $12,940,475 at the end of the third quarter compared to $12,112,676 at year-end. The accounts receivable collection cycle was 60 net days sales outstanding at the end of the quarter as compared to 62 net days outstanding at year-end. Inventory increased to $13,325,921 at the end of the third quarter compared to $11,394,763 at year-end. Inventory turns slowed to 3.29 turns at the end of the quarter as compared to 3.65 turns at year-end.

Cash and cash equivalents and investments at the end of the third quarter totaled $17,213,415 compared to $20,129,635 at year-end. The lower cash and investments position can be attributed to capital expenditures of $4,159,055 including the purchase of the Rockland property for approximately $3,181,000 and the payment of dividends of $1,034,357. These uses of cash were partially offset by proceeds from the exercise of stock options of $768,074 and cash flows from operations of $1,315,897.

Backlog was $8,027,000 at the end of the third quarter compared to $5,959,000 and $7,666,000 at January 31, 2007 and October 28, 2006, respectively.

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

On August 16, 2004, the Company announced that its Board of Directors had approved the repurchase of 600,000 shares of common stock. This is an ongoing authorization without any expiration date. The Company made no purchases of its common stock pursuant to this authority during the third quarter of fiscal 2008. Currently, the Company can repurchase an additional 447,589 shares under the current program.

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

ASTRO-MED, INC.
(Registrant)

Date: December 17, 2007	By	/s/ A. W. Ondis
A. W. Ondis, Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: December 17, 2007	By	/s/ Joseph P. O’Connell
Joseph P. O’Connell,
Senior Vice President, Treasurer and Chief Financial Officer
(Principal Financial Officer)