Form 10-K
period 2008-01-31
ASTRO MED INC /NEW/
filed 2008-04-16
CIK 8146

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of regulation S-K is not contained herein, and will not be contained. To the best of the Registrant’s knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒

As of August 3, 2007, the aggregate market value of the voting common equity of the Registrant held by non-affiliates of the Registrant, based on the closing price on the Nasdaq Global Market was $47,900,025.

As of April 4, 2008 there were 6,992,191 shares of common stock (par value $0.05 per share) of the Registrant issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s definitive proxy statement for the 2008 annual meeting of shareholders are incorporated by reference into Part III. See pages 20 through 22 for the exhibit index.

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

The Company’s products are distributed through its own domestic and international sales force in North America and Western Europe and by authorized dealers elsewhere in the world. Approximately 30% of the Company’s sales in fiscal 2008 were to customers located outside the United States.

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

Products sold under the Astro-Med brand include ToughWriter page printers and ToughSwitches for use in passenger and military aircraft. ToughWriter page printers are used in both the cockpit and the cabins of aircraft. ToughSwitches are also used in military vehicles. These and other similar products are ruggedized and comply with rigorous military standards specifications for operation under extreme environmental conditions. The Company is currently furnishing ToughWriters for the Airbus A380, the Boeing C-17, B-787, B-777, B-747, B-767, and the Lockheed C-130.

Other products sold under the Astro-Med brand include the Everest, a telemetry workstation used widely in the aerospace industry to monitor and track space vehicles, aircraft and missiles under test. The Everest ranges in price from $18,000 to $35,000 depending on features and options selected.

The Astro-Med brand Dash Series constitute a family of portable electronic data acquisition systems which are used as maintenance and troubleshooting instruments for pulp, paper, metal mills, power plants, automotive R & D centers and manufacturing plants. Included in the Dash Series are the Dash 2EZ, Dash 8X, Dash 8HF, Dash 8XPM, Dash 32HF and the Dash 18 and they range in price from $3,500 to $20,000 depending on model and features and options selected.

Products sold under the QuickLabel System brand include a family of digital color label printers including the Vivo!, the first electrophotographic roll-to-roll printer, the QLS-4100 XE, QLS-8100 XE, QLS-2000, and QLS-3000 thermal transfer label printers, the ZEO inkjet printer which was introduced in fiscal 2008, as well as a line of monochrome thermal transfer digital label printers including the Pronto! Series. This Series includes four models used in printing bar code labels.

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

Patents and Copyrights

The Company holds a number of product patents in the United States and in foreign countries. It has filed applications for other patents that are pending. The Company considers its patents to be important, but does not believe that its business is materially dependent on them. The Company copyrights its software and registers its trademarks.

Manufacturing and Supplies

The Company designs its products and manufactures many of the component parts. The balance of the parts are produced to the Company’s specifications by suppliers. Raw materials required for the manufacture of products, including parts produced to the Company’s specifications, are generally available from numerous suppliers. However, the Company does obtain certain components of its products and certain finished products from sole sources.

Product Development

The Company maintains an active program of product research and development. During fiscal 2008, 2007 and 2006, the Company incurred costs of $4,589,022, $4,187,018, and $4,042,710, respectively, on Company-sponsored product development. The Company is committed to product development as a requisite to its growth and expects to continue its focus on research and development efforts in fiscal 2009 and beyond.

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

The products are sold by direct field sales persons as well as independent dealers and representatives. In the United States, the Company has direct field sales people located in major cities from coast to coast specializing in either T&M Recorders and Data Acquisitions systems, QuickLabel Color Label printers and media systems, or GT Neurological Instrumentation products. Additionally, the Company has direct field sales and service centers in Canada, England, France and Germany. In the remaining parts of the world, the Company utilizes approximately 80 independent dealers and representatives selling and marketing its products in about 40 countries.

The Company has a number of competitors in each of the markets that it serves. In the T&M area, the Company feels that it leads the field in Data Acquisition Recorders.

In the Color Label Printer field, the Company believes it leads the world in color printing using the thermal transfer printing technology. The Company introduced the first thermal transfer color printers in 1995. The Company believes it is the first to introduce an electrophotgraphic roll-to-roll color label printer.

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

International Sales

In fiscal 2008, 2007 and 2006, net sales to customers in various geographic areas outside the United States, primarily in Canada and Western Europe, amounted to $21,892,000, $18,015,000, and $17,884,000, respectively.

Order Backlog

The Company’s backlog fluctuates regularly. It consists of a blend of orders for end user customers as well as original equipment manufacturer customers. Manufacturing is geared to forecasted demands and applies a rapid turn cycle to meet customer expectations. Accordingly, the amount of order backlog does not indicate future sales trends. The Company’s backlog at January 31, 2008 and 2007 was $6,913,000 and $5,959,000, respectively.

Other Information

The Company’s business is not seasonal in nature. However, the Company’s sales are impacted by the size and complexity of certain individual transactions, which can cause fluctuations in sales from quarter to quarter.

Most of the Company’s products are generally warranted for one year against defects in materials or workmanship. Warranty expenses have generally averaged approximately $438,000 a year for the Company’s last five fiscal years.

As of January 31, 2008, the Company employed approximately 396 people. The Company is generally able to satisfy its employment requirements. No employees are represented by a union. The Company believes that employee relations are good.

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

International sales, which are both direct and indirect sales to customers outside the U.S. accounted for approximately 30% of our sales in fiscal 2008. We anticipate that international sales will continue to account for a significant portion of our revenue. We invoice our customers in various currencies. Therefore, we may be exposed to exchange losses based upon currency exchange rate fluctuations, which losses could have a material adverse effect on our operating results.

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

Astro-Med spends a significant amount of time and effort related to the development of our Ruggedized and Color Printer products. Failure to further develop these products and markets as anticipated could adversely affect our growth.

Astro-Med sells medical equipment to customers who rely on certain third party reimbursement rates. We cannot be certain that third party reimbursement rates and policies will continue in the future. Any change in reimbursement rates and policies could impact our business.

Our investments in auction rate securities are subject to risks that may cause losses and affect the liquidity of these investments. As of January 31, 2008, we held $6,250,000 of auction rate securities classified as short-term investments. With the liquidity issues experienced in global credit and capital markets, auctions of some of the auction rate securities that we hold failed subsequent to January 31, 2008. If the uncertainties in the credit and capital market continue, these markets deteriorate further or the various rating agencies downgrade any of the auction rate securities that we hold, we may be required to write-down the value of these investments.

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

The following table sets forth information regarding the Company’s principal owned properties, all of which are included in the consolidated balance sheet appearing elsewhere in this report.

Location	Approximate Square Footage	Principal Use
West Warwick, RI	126,000	Corporate headquarters, research and development, manufacturing, sales and service
Rockland, MA	36,000	Manufacturing, sales and service
Slough, England	1,700	Sales and service

The Company also leases facilities in four locations. The following information pertains to each location:

Location	Approximate Square Footage	Principal Use
Rodgau, Germany	5,435	Manufacturing, sales and service
Longueuil, Quebec, Canada	3,800	Sales and service
Trappes, France	2,164	Sales and service
Schaumburg, IL	1,131	Sales and service

The Company believes its facilities are well maintained, in good operating condition and generally adequate to meet its needs for the foreseeable future. During fiscal 2008, the Company began an expansion of its facility located in West Warwick, RI.

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

The Company’s common stock trades on The NASDAQ Global Market under the symbol ALOT. The following table sets forth dividend data and the range of high and low closing prices, as furnished by NASDAQ, for the periods indicated.

Years Ended January 31,	High	Low	Dividends Per Share
2008
First Quarter	$11.94	$10.48	$0.05
Second Quarter	$12.08	$9.11	$0.05
Third Quarter	$10.68	$8.38	$0.05
Fourth Quarter	$10.29	$8.40	$0.05
2007
First Quarter	$9.40	$7.82	$0.05
Second Quarter	$10.45	$8.72	$0.05
Third Quarter	$10.70	$9.80	$0.05
Fourth Quarter	$10.67	$9.59	$0.05

The Company had approximately 394 shareholders of record as of April 4, 2008, which does not reflect shareholders with beneficial ownership in shares held in nominee name.

Set forth below is a line graph comparing the cumulative total return on the Company’s common stock against the cumulative total return of a NASDAQ market index and a peer index for the period of five fiscal years ended January 31, 2008. The University of Chicago’s Center for Research in Security Pricing (CRSP) total return index is calculated using all companies trading on the NASDAQ Global Select, NASDAQ Global Market and the NASDAQ Capital Market listing through January 31, 2008. It includes both domestic and foreign companies. The index is weighted by the current shares outstanding and assumes dividends reinvested. The return is calculated on a monthly basis. The peer group index, the CRSP Index for NASDAQ Electronic Components Stock designated below as the industry index, is comprised of companies classified as electronic equipment manufacturers. The total returns assume $100 invested on February 1, 2003 with reinvestment of dividends.

	2003	2004	2005	2006	2007	2008
Astro-Med, Inc	$100.00	432.44	306.47	338.41	433.62	412.29
Nasdaq Electronic Components	$100.00	197.43	142.17	157.66	164.79	156.13
Nasdaq US and Foreign Index	$100.00	157.46	157.32	177.50	190.97	186.45

Shareholder Services

Shareholders who desire information about the Company are invited to contact the Investor Relations Department, Astro-Med, Inc., 600 East Greenwich Avenue, West Warwick, RI 02893 or call (401) 828-4000. Visit our Investor Relations website at WWW.ASTRO-MEDINC.COM. We make available free of charge on our Internet website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 the “Exchange Act” as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. These filings are also accessible on the SEC’s website at http://www.sec.gov.

Dividend Policy

The Company began a program of paying quarterly cash dividends in fiscal 1992. The Company anticipates that it will continue to pay comparable cash dividends on a quarterly basis. The Company has paid a dividend for 66 consecutive quarters. During the first quarter of fiscal 2009 the Company announced an increase to its quarterly dividend to $.06 per share.

Stock Repurchases

On August 16, 2004, the Company announced that its Board of Directors had approved the repurchase of 600,000 shares of common stock. This is an ongoing authorization without any expiration date.

During the fourth quarter of fiscal 2008, the Company made the following repurchases of its common stock:

	Total Number of Shares Repurchased	Average Price paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(a)	Maximum Number of Shares That May Be Purchased Under The Plans or Programs(a)
November 4 – December 1	—	$—	—	447,589
December 2 – December 29	55,300	$8.68	55,300	392,289
December 30 – January 31	—	$—	—	392,289

Item 6. Selected Financial Data

(Dollars in Thousands, Except Per Share Amounts)

	2008	2007	2006	2005	2004
Results of Operations:
Net Sales	$72,371	$65,519	$59,301	$55,975	$55,781
Cost of Sales	41,260	38,521	34,643	32,929	32,792

Gross Profit	31,111	$26,998	$24,658	$23,046	$22,989
Selling, General and Administrative	21,808	19,321	17,460	16,430	15,673
Research & Development	4,589	4,187	4,043	4,046	3,686
Restructuring and Impairment (Credits) Charges	515	—	—	—	(15)

Operating Expenses	26,912	23,508	21,503	20,476	19,344

Gain on Sale of Real Estate, Net of Related Costs	—	5,252	—	—	—

Operating Income	4,199	8,742	3,155	2,570	3,645

Investment Income	611	649	337	416	202
Other, Net	244	234	(90)	(219)	(63)

Income before Income Taxes	5,054	9,625	3,402	2,767	3,784

Income Tax Provision	744	3,566	851	57	567

Net Income	$4,310	$6,059	$2,551	$2,710	$3,217

Per Share:
Net Income per Common Share—Basic	$0.63	$0.90	$0.39	$0.41	$0.53
Net Income per Common Share—Diluted	$0.57	$0.82	$0.35	$0.37	$0.48
Dividends Declared per Common Share	$0.20	$0.20	$0.13	$0.13	$0.13
Financial Condition:
Working Capital	$39,411	$34,294	$31,222	$29,268	$24,499
Total Assets	$61,699	$58,001	$49,647	$47,039	$42,065
Long-Term Debt	$—	$—	$—	$—	$—
Shareholders’ Equity	$49,355	$45,958	$40,301	$38,408	$34,547

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

Test and Measurement Product Group (T&M) represents a suite of telemetry recorder products sold to the aerospace and defense industries, as well as portable data acquisition recorders, which offer diagnostic and test functions to a wide range of manufacturers including paper, energy, automotive and steel fabrication. In addition, T&M also includes a suite of ruggedized printer products designed for military and commercial applications to be used in the avionics industry to print weather maps, communications and other flight critical information.

QuickLabel Systems Product Group (QuickLabel) offers hardware, software and media products that create on demand color labels, store the images and produce the images in color or non-color formats on a broad range of media substrates.

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

The Company’s strategic growth strategy centers on organic growth through product innovation made possible by research and development initiatives, as well as acquisitions that fit into existing core businesses. Research and development activities are funded and expensed by the Company at approximately 6.5% of annual sales.

The Company’s continued success in increasing its product revenues will be dependent on the Company’s ability to introduce new and/or enhanced product lines each year. The Company targets approximately 45% of annual hardware sales to be generated by products developed or acquired within the past three years.

To help sustain its continued growth and profitability in fiscal 2009 and beyond, the Company will increase its investment in: personnel by adding salespersons in underserved markets; productivity by increasing manufacturing capabilities through the acquisition of new equipment, such as metal fabrication equipment and electronic circuit board automatic test equipment; distribution by expanding our global dealer organization; and information technology by providing hardware and software tools that improve the knowledge and efficiency of our employee population.

Results of Operations

(dollars in thousands)	2008 Sales	2008 Sales as a %	% Change Over Prior Year	2007 Sales	2007 Sales as a %	% Change Over Prior Year	2006 Sales	2006 Sales as a %
T&M	$16,505	22.8%	5.2%	$15,695	23.9%	36.9%	$11,467	19.3%
QuickLabel	38,144	52.7%	22.6%	31,121	47.5%	4.8%	29,698	50.1%
GT	17,722	24.5%	(5.2%)	18,703	28.6%	3.1%	18,136	30.6%

Total	$72,371	100.0%	10.5%	$65,519	100%	10.5%	$59,301	100.0%

Fiscal 2008 compared to Fiscal 2007

The Company’s sales in fiscal 2008 were $72,371,000, up 10.5% from the prior year’s sales of $65,519,000. Domestic sales of $50,479,000 increased 6.3% from the prior year sales of $47,504,000. The increase was driven by growth in the T&M and QuickLabel product groups. T&M domestic sales increased 12.7% on strong growth from the Dash and Ruggedized products. QuickLabel System domestic sales increased 13.7% over the prior year sales as demand for the Company’s color printer systems and consumables remained strong. GT domestic sales decreased 11.5% as a result of lower sleep systems and research product sales. Sales through the Company’s international channels were $21,892,000, representing a 21.5% increase from the prior year sales of $18,016,000. The increase was driven by growth in the QuickLabel and GT product groups. QuickLabel international sales increased 43.9% on strong demand for the Company’s color printer systems and consumable sales while GT international sales increased 11.0% on strong demand for the Company’s sleep systems and electrode consumables. T&M international sales declined 19.9% due to lower Everest product sales. The impact of foreign exchange rate changes added approximately $1,271,000 in sales through the international channel when compared to the prior year.

The Company’s hardware sales were $35,128,000, up 7.2% from the prior year sales of $32,779,000. The increase was driven by the T&M Ruggedized and Dash products, the QuickLabel printer systems and the GT LTM systems. Lower hardware sales were experienced in the T&M Everest and GT Sleep and Research product lines.

The Company’s consumable sales were $31,986,000, up 14.3% from the prior year sales of $27,991,000. This increase was driven by QuickLabel consumable sales and GT electrode product lines which increased 17.8% and 4.0%, respectively.

The Company’s service and related products were $5,257,000, up 10.7% from the prior year sales of $4,749,000 as a result of higher sales of parts and repairs.

The Company’s gross profit was $31,111,000, an increase of $4,113,000 over the prior year’s gross profit of $26,998,000. This year’s gross profit margin of 43.0% was higher than the prior year’s gross margin of 41.2%. The increase in gross profit margin was the result of an improvement in absorption driven by the higher volume of sales. The impact of product mix on the Company’s gross margin during the year was nominal.

Operating expenses grew 14.5% to $26,912,000. Specifically, selling, general and administrative (SG&A) expenses increased 12.9% to $21,808,000, representing 30.1% of sales which was up slightly from the prior year’s 29.5% of sales. The increased SG&A spending was the result of higher personnel costs, commissions, travel expenses, legal fees and other professional fees. During fiscal 2008, the Company spent approximately $362,000 in connection with preparations related to Sarbanes-Oxley Section 404 requirements. Research & Development (R&D) expenses increased 9.6% to $4,589,000. This level of spending represents 6.3% of sales which was nominally lower than the prior year’s level of 6.4%. Also included in operating expenses is approximately $515,000 of restructuring charges related to the Company’s decision to reorganize and close the sales and service centers located in Italy and the Netherlands.

Investment income in fiscal 2008 was $611,000, down from $649,000 in fiscal 2007. The decrease in investment income during fiscal year 2008 was attributable to lower average cash balances during the year and lower pretax investment yields associated with the Company’s move towards tax exempt investments. Other income was $244,000 in fiscal 2008 as compared to other income of $235,000 in fiscal 2007.

As a result of the adoption of SFAS No. 123(R), during fiscal 2008 the Company’s pretax income was reduced by approximately $585,327 in stock-based compensation expense. The composition included $97,378 recorded in cost of sales, $390,816 recorded in SG&A and $97,378 recorded within R&D. During fiscal 2007, the Company’s pretax income was reduced by $412,693 in stock-based compensation expense. The composition included $78,085 recorded in cost of sales, $261,169 recorded in SG&A and $73,439 recorded within R&D.

During fiscal 2008 the Company incurred an income tax expense of $744,000. The current year’s income tax expense includes 1) an expense of $2,128,000 on the current year’s pre-tax income, 2) a benefit of $167,000 related to the completion of an IRS exam, 3) a benefit of $319,000 related to changes in uncertain R&D and foreign tax credit positions, 4) an expense of $40,000 related to differences between the prior year tax provision and the actual return as filed and 5) tax benefits of $938,000 related to the restructuring and closing of the sales and service centers located in Italy and the Netherlands. This compares to an income tax expense of $3,566,000 in the prior year which includes 1) an expense of $1,671,000 on the current year’s pre-tax income, excluding the gain on sale of real estate, 2) a benefit of $232,000 related to differences between the prior year tax provision and the actual return as filed primarily due to additional tax credits, R&D credits and lower state income taxes and 3) an expense of $2,127,000 related to the net gain on the sale of the Company’s Braintree property.

Included in the fiscal 2008 “Net Income Per Common Share-Diluted” of $.57 is $.06 of favorable tax benefits and $.05 of favorable adjustments related to the restructuring of the sales and service centers located in Italy and the Netherlands. Included in fiscal 2007 “Net income per Common Share-Diluted” of $.82 is $.03 of favorable tax adjustments and $.42 for the gain on the sale of the Company’s Braintree property.

The Company reports three segments that mirror the Company’s sales product groups (i.e., T&M, QuickLabel and GT). The Company evaluates segment performance based on the operating segment’s profit before corporate and financial administration expenses.

The following table summarizes selected financial information by segment:

(dollars in thousands)	Sales			Segment Operating Profit			Segment Operating Profit %
	2008	2007	2006	2008	2007	2006	2008	2007	2006
T&M	$16,505	$15,695	$11,467	$3,056	$2,592	$331	18.5%	16.5%	2.9%
QuickLabel	38,144	31,121	29,698	4,222	1,248	2,874	11.1%	4.0%	9.7%
GT	17,722	18,703	18,136	1,583	3,109	2,906	8.9%	16.6%	16.0%

Total	$72,371	$65,519	$59,301	$8,861	$6,949	$6,111	12.2%	10.6%	10.3%

Corporate Expenses				4,147	3,460	2,956
Restructuring Charges				515	—	—
Gain on Sale of Real Estate, net				—	5,252	—

Operating Income				4,199	8,741	3,155
Other Income and Expense, net				855	884	247

Income Before Income Taxes				5,054	9,625	3,402
Income Tax Provision				744	3,566	851

Net Income				$4,310	$6,059	$2,551

The operating results of each segment are summarized as follows:

Test & Measurement

T&M’s sales increased 5.2% in fiscal 2008 to $16,505,000 from $15,695,000 in the prior year. The increase is traceable to sales growth within the Dash products which were up 9.8% and the Ruggedized products which were up 41.7%. These increases were tempered by lower volume from the Everest product line. T&M’s segment operating profit was $3,056,000 in fiscal 2008. This result compares favorably to the prior year’s segment operating income of $2,592,000. The current year’s improvement is due to higher sales volume and improved margins. Selling and marketing expenses as a percent of sales were down slightly from the prior year.

QuickLabel Systems

QuickLabel Systems sales increased 22.6% in fiscal 2008 to $38,144,000 from $31,121,000 in the prior year. This year’s sales growth was driven by a 42.2% increase in printer systems and a 17.8% increase in consumable products. The QuickLabel Product Group segment operating profit was $4,222,000 during fiscal 2008. This amount is an increase from the prior year’s segment operating profit of $1,248,000. The improved segment operating profit was driven by sales growth and increased absorption associated with the higher sales. Selling and marketing expenses as a percent of sales were consistent with the prior year.

Grass Technologies

GT’s sales decreased 5.2% in fiscal 2008 to $17,722,000 from $18,703,000 in the prior year. The product group’s lower sales were due to decreases within Sleep systems which were down 18.6% and research products which were down 11.6%. EEG systems were essentially flat while LTM systems were up 15.1%. The GT product group’s consumable sales were essentially flat with the prior year. The GT Product Group segment operating profit was $1,583,000 during fiscal 2008. The decrease from the prior year’s segment operating profit of $3,109,000 was due to the lower sales and higher selling and marketing expenses and higher research and development expenses which consumed a higher percent of sales compared to the prior year.

Fiscal 2007 compared to Fiscal 2006

The Company’s sales in fiscal 2007 were $65,519,261, up from the prior year’s sales of $59,301,180. Domestic sales of $47,503,519 increased 14.7% from the prior year sales of $41,417,102. The increase was shared among each of the product groups. T&M domestic sales increased 50.2% on strong growth from the Everest and Ruggedized products. QuickLabel System domestic sales increased 6.5% over the prior year sales as demand for the Company’s consumables remained strong. GT domestic sales increased 5.5% as a result of Sleep and Research products. Sales through the Company’s international channels were $18,015,742 representing a 1.0% increase from the prior year sales of $17,884,078. The international channel increase was the result of a mixed performance by the product groups. T&M international sales were 5.5% ahead of the prior year due to increased sales within the Everest Series products. QuickLabel international sales were essentially flat with the prior year with a 2.2% increase in consumable sales being offset by lower hardware sales. GT international sales experienced a 2.5% decrease over the prior year as a result of lower demand for parts and supplies. The impact of foreign exchange rate changes added approximately $400,000 in sales through the international channel.

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

The Company’s gross profit was $26,997,572, representing an increase of $2,339,438 over the prior year’s gross profit of $24,658,134. This year’s gross profit margin of 41.2% was slightly lower than the prior year’s gross margin of 41.6%. The decrease in gross profit margin was the result of higher manufacturing costs related to ensuring the production facilities are compliant with ROHS and FAA certification requirements which offset manufacturing productivity gains realized from the increase in sales volume.

Operating expenses grew 9.3% to $23,507,856. Specifically, selling, general and administrative (SG&A) expenses increased 10.6% to $19,320,838, representing 29.5% of sales which was flat with the prior year’s 29.4% of sales. The increased SG&A spending was the result of higher personnel costs, commissions, travel and trade show expenses and stock-based compensation expense. Research & Development (R&D) expenses increased 3.6% to $4,187,018. This level of spending represents 6.4% of sales which was slightly lower than the prior year’s level of 6.8%.

During the third quarter of fiscal 2007 the Company completed the sale of its property located in Braintree, Massachusetts for the price of $6,100,000 which was received in cash at the closing. The net pretax gain on the sale of this property after professional fees, management bonus expense and other miscellaneous fees was $5,251,707.

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

As a result of the adoption of SFAS No. 123(R) the Company’s pretax income for fiscal 2007 was reduced by $412,693. The stock-based compensation expense included $78,085 recorded in cost of sales, $261,169 recorded in SG&A and $73,439 recorded within R&D.

During fiscal 2007 the Company recognized an income tax expense of $3,566,152. Income tax expense for fiscal 2007 includes 1) $1,670,686 on the pre-tax income, 2) a $231,524 favorable adjustment related to differences between the prior year tax provision and the actual tax return as filed primarily relating to additional foreign tax credits, R&D credits and lower state income taxes and 3) expense of $2,127,000 related to the net gain on the sale of the Braintree real estate. This compares to an income tax expense of $851,629 in the prior year which includes 1) an income tax expense of $1,212,000 on the prior year’s pre-tax income and 2) a $361,000 reversal of tax reserves related to the favorable resolution of certain income tax examinations.

Included in fiscal 2007 “Net income per Common Share-Diluted” of $.82 is $.03 of favorable tax adjustments and $.42 for the gain on the sale of the Braintree property. Included in fiscal 2006 “Net Income per Common Share-Diluted” of $.35 is $.05 of favorable tax adjustments.

Liquidity and Capital Resources

The Company expects to finance its future working capital needs, capital expenditures and acquisition requirements through internal funds. To the extent the Company’s capital and liquidity requirements are not satisfied internally, the Company may utilize a $3,500,000 unsecured bank line of credit, all of which is currently available.

The Company’s Statements of Cash Flows for the three years ended January 31, 2008, 2007 and 2006 are included on page 31. Net cash flow provided by operating activities in fiscal year 2008 was $2,711,556. The net cash flow provided by operations is attributed to the positive cash flow generated from net income and from depreciation of $1,587,246. Cash flow from operating activities was adversely affected by changes in Assets and Liabilities of $1,598,282. The increase in working capital is in support of the Company’s growth.

Net cash flow used in investing activities was $4,045,454 which was mostly the result of the purchase of the Rockland property for approximately $3,181,000 and other capital expenditures of approximately $1,553,000 for machinery and equipment of $653,000, information technology of $262,000, tools and dies of $146,000 and building improvements of $492,000.

Net cash flow used by financing activities was $713,735 in fiscal 2008. During the year the Company paid dividends of $1,380,259 and purchased $480,068 of Company stock. Also during the current year, the Company generated $830,391 in cash through the exercise of employee stock options and Employee Stock Purchase Plan transactions and $316,201 in excess tax benefits resulting from share-based compensation.

Also during fiscal 2008 the Company transferred $3,200,000 from long term investments to cash for the purpose of purchasing the Rockland facility which it had been leasing. This purchase was completed in March 2007 as part of a Section 1031 like-kind exchange.

Dividends paid for fiscal 2008, 2007, and 2006 were $1,380,000, $1,274,000 and $848,000, respectively. The Company’s annual dividend per share was $0.20 in fiscal 2008 and fiscal 2007 and $0.13 in fiscal 2006. Since the inception of the common stock buy back program in fiscal 1997, the Company has repurchased 1,149,335 shares of its common stock. At January 31, 2008, the Company has the Board of Directors’ authorization to purchase an additional 392,289 shares of the Company’s common stock in the future.

Contractual Obligations, Commitments and Contingencies

A summary of the Company’s contractual obligations and commitments as of January 31, 2008 is as follows:

	Payment Due Within 1 Year	1-3 Years	Thereafter
Operating Leases	$258,520	$371,220	$75,221
Purchase Obligations	$5,467,957	—	—

Total	$5,726,477	$371,220	$75,221

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

Infrequently, the Company recognizes revenue for non-recurring engineering (NRE) fees for product modification orders upon completion of agreed-upon milestones. Revenue is deferred for any amounts received prior to completion of milestones. Certain of our NRE arrangements include formal customer acceptance provisions. In such cases, we determine whether we have obtained customer acceptance for the specific milestone before recognizing revenue.

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

Income Taxes:  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, “Accounting for Income Taxes”. This SFAS requires that a valuation allowance be established when it is “more likely than not” that all or a portion of deferred tax assets will not be realized. A review of all available positive and negative evidence must be considered, including the Company’s performance, the market environment in which the Company operates, length of carryforward periods, existing sales backlog and future sales projections. The Company had previously provided valuation allowances only for future tax benefits resulting from certain foreign losses. During fiscal 2008, the Company also provided a valuation allowance for certain R&D tax credits which could expire unused.

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

Share-Based Compensation:  Prior to February 1, 2006, the Company accounted for employee share-based compensation using the intrinsic value method supplemented by pro forma disclosures in accordance with Accounting Principles Board (“APB”) No. 25, “Accounting For Stock Issued to Employees” and SFAS No. 123, “Accounting for Stock-Based Compensation”. As permitted by SFAS No. 123, the Company historically accounted for share-based payments to employees using APB Opinion No. 25’s intrinsic value method and recognized no compensation expense for employee stock options or shares purchased under the ESPP. Effective as of February 1, 2006, the Company adopted the provisions of SFAS No. 123(R), “Share-Based Payment”, under the “modified prospective” transition method outlined in the statement. A “modified prospective” transition method is one in which compensation expense is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123(R) that remain unvested on the date of adoption.

The Company has estimated the fair value of each option grant on the date of grant using the Black-Scholes option-pricing model. The volatility assumption is based on the historical weekly price data of the Company’s common stock over a period equivalent to the weighted average expected life of the Company’s options. Management evaluated whether there were factors during that period which were unusual and would distort the volatility figure if used to estimate future volatility and concluded that there were no such factors. In determining the expected life of the option grants, the Company has observed the actual terms of prior grants with similar characteristics and the actual vesting schedule of the grant and has assessed the expected risk tolerance of different option groups. The risk-free interest rate is based on the actual U.S. Treasury zero coupon rates for bonds matching the expected term of the option as of the option grant date. The dividend assumption is based upon the prior year’s average dividend yield.

Recent Accounting Pronouncements

On February 1, 2007 the Company adopted FIN 48, “Accounting for Uncertainty in Income Taxes-an interpretation of SFAS No. 109”. This interpretation describes a recognition threshold and measurement attribute for the financial statement disclosure of tax positions taken or expected to be taken in a tax return. This Interpretation requires recognition of tax benefits that satisfy a more likely than not threshold. This Interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. See “Note 8-Income Taxes” for further discussion.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 will be applied prospectively and will be effective for fiscal years beginning after November 15, 2007. The FASB has provided a one year deferral. The Company has elected not to adopt the provisions of SFAS 157 at this time. The Company is evaluating the impact of SFAS No. 157 on its results of operations and financial position.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-including an amendment of SFAS 115” (“SFAS No. 159”). The new statement allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item’s fair value in subsequent reporting periods must be recognized in current earnings. The Company has determined that the adoption of SFAS 159 will not have a material impact on our consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued Statement No. 141R, “Business Combinations,” which establishes principles for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired and liabilities assumed in a business combination, recognizes and measures the goodwill acquired in a business combination, and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of a business combination. We are required to apply this Statement prospectively to business combinations for which the acquisition date is on or after February 1, 2009.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Foreign Exchange Risk

The Company’s financial results are affected by changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which products are sold. The Company’s primary currency exposures are European Common Currency (Euro), British Pound, and Canadian Dollar. At January 31, 2008, the Company’s net investment in foreign assets was $4,926,290. An overall unfavorable change in foreign exchange rates of 10% would have resulted in a lower net income of approximately $49,870 and a $442,759, net of tax, reduction in shareholders’ equity as a result of the impact on the cumulative translation adjustment.

The Company, on occasion, utilizes foreign exchange option contracts to minimize its exposure associated with unfavorable changes in foreign exchanges rates on certain foreign denominated receivables. During fiscal 2008, the Company did not enter into any foreign exchange option contracts and did not have any open contracts at January 31, 2008. The functional currencies of the Company’s foreign affiliates are their respective local operating currencies, which are translated for consolidated financial reporting purposes into U.S. dollars.

Item 8. Financial Statements and Supplementary Data

The consolidated financial statements required under this item are submitted as a separate section of this report on the pages indicated at Item 15(a)(1). The supplementary data regarding annual results of operations is set forth in the following table.

QUARTERLY FINANCIAL DATA (Unaudited)

(Dollars in Thousands, Except Per Share Amounts)

	Quarters Ended
	May 5, 2007	August 4, 2007	November 3, 2007	January 31, 2008
Net Sales	$16,407	$18,694	$19,139	$18,131
Gross Profit	$6,846	$7,831	$8,372	$8,062
Net Income	$522	$886	$1,562	$1,340
Net Income Per Common Share—Basic	$0.08	$0.13	$0.23	$0.19
Net Income Per Common Share—Diluted	$0.07	$0.12	$0.21	$0.18

	April 29, 2006	July 29, 2006	October 28, 2006	January 31, 2007
Net Sales	$15,641	$16,267	$16,043	$17,568
Gross Profit	$6,276	$6,996	$6,427	$7,299
Net Income	$543	$740	$3,977	$799
Net Income Per Common Share—Basic	$0.08	$0.11	$0.59	$0.12
Net Income Per Common Share—Diluted	$0.07	$0.10	$0.53	$0.11

During the fourth quarter of fiscal 2008, the Company recorded a restructuring charge of $515,000 and related tax benefits of $728,000 related to the closing of the sales and service centers located in Italy and the Netherlands.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.(T) Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this annual report. Based on that evaluation, such officers have concluded that the disclosure controls and procedures are effective at January 31, 2008 to ensure that the information we are required to disclose in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the required time periods and communicated to Company management, including the principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosures.

Management’s Annual Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of its financial reporting and the preparation of published financial statements in accordance with generally accepted accounting principles.

However, because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or the degree of compliance with policies may deteriorate.

Management conducted its evaluation of the effectiveness of its internal control over financial reporting based on the framework in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) as of January 31, 2008.

Based on this assessment, the principal executive officer and principal financial officer believe that as of January 31, 2008, the Company’s internal control over financial reporting was effective based on criteria set forth by COSO in “Internal Control-Integrated Framework.”

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Controls over Financial Reporting

There have been no significant changes in the Company’s internal control over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

Nothing to Report

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The response to this item is incorporated by reference to the Company’s definitive proxy statement for the 2008 annual meeting of shareholders.

The following is a list of the names and ages of, and the positions and offices presently held by, all executive officers of the Company. All officers serve at the pleasure of the Board of Directors.

Name	Age	Position
Albert W. Ondis	82	Chairman, Chief Executive Officer and Director
Everett V. Pizzuti	71	President, Chief Operating Officer and Director
Joseph P. O’Connell	64	Senior Vice President and Treasurer, Chief Financial Officer
Elias G. Deeb	65	Vice President—Media Products
Gordon Bentley	61	Vice President—Information Technology
Michael J. Sullivan	57	Vice President and Chief Technology Officer
Michael M. Morawetz	48	Vice President—International Branches
Stephen M. Petrarca	45	Vice President—Instrument Manufacturing
John D. McGuinness	43	Vice President and Corporate Controller

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

Mr. Pizzuti was previously a Vice President of the Company functioning as Chief Operating Officer since 1971.

Mr. O’Connell joined the Company in 1996. He previously held senior financial management positions with Cherry Tree Products Inc., IBI Corporation and Dennison Manufacturing Company. Mr. O’Connell is also Assistant Secretary of the Company. He was appointed to the position of Senior Vice President in 2007.

Mr. Deeb has held the position identified since 1987. In 1985, he was named General Manager—Media Products after having been Vice President and General Manager since 1981 of a business sold by the Company in 1984.

Mr. Bentley was appointed Vice President of Information Technology in 2007. He was previously Director of Information Technology and held other various operations positions since joining the Company in 1980.

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

Mr. McGuinness joined the Company in 2004 as Corporate Controller. He was previously the Corporate Controller with Paramount Cards, Inc. from 2001 through 2004, and also held financial management positions with Nortek, Inc., The Monitor Company, and KPMG LLP. He is a certified public accountant. He was appointed to the position of Vice President and Corporate Controller in 2007.

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

Item 11. Executive Compensation

The response to this item is incorporated by reference to the Company’s definitive proxy statement for the 2008 annual meeting of shareholders.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management

The response to this item is incorporated by reference to the Company’s definitive proxy statement for the 2008 annual meeting of shareholders.

Equity Compensation Plan Information

The following table sets forth information about the Company’s equity compensation plans as of January 31, 2008:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuances Under Equity Compensation Plans
Equity Compensation Plans Approved by Security Holders	1,832,686	(1)	$5.89	1,316,600	(2)
Equity Compensation Plans Not Approved by Security Holders	—		—	—

Total	1,832,686	(1)	$5.89	1,316,600	(2)

(1)	Includes 761,761 shares issuable upon exercise of outstanding options granted under the Company’s incentive stock option plans, 1,020,300 shares issuable upon exercise of outstanding options granted under the Company’s non-qualified stock option plans under which options may be granted to officers and key employees, 35,625 shares issuable upon exercise of outstanding stock options granted under the Astro-Med, Inc. Non-Employee Director Stock Option Plan, 15,000 shares issuable upon exercise of outstanding options granted under the Company’s 2007 Equity Incentive Plan.
(2)	Includes 985,000 shares under the Astro-Med, Inc. 2007 Equity Incentive Plan and 331,600 shares under the Astro-Med, Inc. 1998 Non-Qualified Stock Option Plan.

Additional information regarding these equity compensation plans is contained in Note 7 to the Company’s Consolidated Financial Statements included in Item 15 hereto.

Item 13. Certain Relationships, Related Transactions and Director Independence.

The response to this item is incorporated by reference to the Company’s definitive proxy statement for the 2008 annual meeting of shareholders.

Item 14. Principal Accountant Fees And Services

The information required by this item is incorporated herein by reference to the Company’s definitive proxy statement for the 2008 annual meeting of shareholders.

PART IV

Item 15. Exhibits and Financial Statement Schedule

(a)(1) Financial Statements:

The following consolidated financial statements of Astro-Med, Inc. and subsidiaries are incorporated by reference in Item 8:

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore, have been omitted.

(a)(3) Exhibits:

Exhibit Number
(3A)	Articles of Incorporation of the Company and all amendments thereto (filed as Exhibit No. 3A to the Company’s report on Form 10-Q for the quarter ended August 1, 1992 and by this reference incorporated herein).

(3B)	By-laws of the Company as amended to date.

(4)	Specimen form of common stock certificate of the Company (filed as Exhibit No. 4 to the Company’s report on Form 10-K for the year ended January 31, 1985 and by this reference incorporated herein).

(10.1)	Astro-Med, Inc. 1989 Non-Qualified Stock Option Plan, as amended, filed as Exhibit 4.3 to Registration Statement on Form S-8, Registration No. 333-32317 and incorporated by reference herein. *

(10.2)	Astro-Med, Inc. 1989 Incentive Stock Option Plan, as amended, filed as Exhibit 28 to Registration Statement on Form S-8, Registration No. 333-43700, and incorporated by reference herein. *

(10.3)	Astro-Med, Inc. 1993 Incentive Stock Option Plan filed as Exhibit 4.3 to Registration Statement on Form S-8, Registration No. 333-24127, and incorporated by reference herein. *

(10.4)	Astro-Med, Inc. Non-Employee Director Stock Plan filed as Exhibit 4.3 to Registration Statement on Form S-8, Registration No. 333-24123, and incorporated by reference herein. *

(10.5)	Astro-Med, Inc. 1997 Incentive Stock Option Plan, as amended, filed as Exhibit 4.3 to Registration Statements on Form S-8, Registration Nos. 333-32315, 333-93565 and 333-44414, and incorporated by reference herein. *

(10.6)	Astro-Med, Inc. 1998 Non-Qualified Stock Option Plan, as amended, filed as Exhibit 4.3 to Registration Statement on Form S-8, Registration Nos. 333-62431 and 333-63526, and incorporated by reference herein. *

(10.7)	Astro-Med, Inc. 2007 Equity Incentive Plan as filed as Appendix A to the Definitive Proxy Statement filed on Schedule 14A for the 2007 annual shareholders meeting. *

(10.8)	Astro-Med, Inc. Management Bonus Plan (Group III) filed as Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended January 31, 2003 and by this reference incorporated herein. *

(21)	List of Subsidiaries of the Company.

(23.1)	Consent of Grant Thornton LLP

(31.1)	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).

(31.2)	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).

(32.1)	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASTRO-MED, INC.
(Registrant)

Date: April 16, 2008	By:	/s/ ALBERT W. ONDIS
(Albert W. Ondis, Chairman)

Each person whose signature appears below constitutes and appoints each of Albert W. Ondis, Everett V. Pizzuti or Joseph P. O’Connell, or any of them, each acting alone, his true and lawful attorneys-in-fact and agents, with full power of substitution and resolution, for such person and in his name, place and stead, in any and all capacities in connection with the annual report on Form 10-K of Astro-Med, Inc. for the year ended January 31, 2008 to sign any and all amendments to the Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, the Securities and exchange Commission, granting unto said attorneys-in-fact and agents, each acting alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Name	Title	Date

/s/ ALBERT W. ONDIS Albert W. Ondis	Chairman and Director (Principal Executive Officer)	April 16, 2008

/s/ EVERETT V. PIZZUTI Everett V. Pizzuti	President and Director (Principal Operating Officer)	April 16, 2008

/s/ JOSEPH P. O’CONNELL Joseph P. O’Connell	Senior Vice President and Treasurer (Principal Financial Officer)	April 16, 2008

/s/ JOHN D. MCGUINNESS John D. McGuinness	Vice President and Corporate Controller (Principal Accounting Officer)	April 16, 2008

/s/ JACQUES V. HOPKINS Jacques V. Hopkins	Director	April 16, 2008

/s/ HERMANN VIETS Hermann Viets	Director	April 16, 2008

/s/ GRAEME MACLETCHIE Graeme MacLetchie	Director	April 16, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors of

Astro-Med, Inc.

We have audited the accompanying consolidated balance sheets of Astro-Med, Inc. and subsidiaries (the “Company”) as of January 31, 2008 and 2007, and the related consolidated statements of operations, comprehensive income and changes in shareholders’ equity, and cash flows for each of the three years in the period ended January 31, 2008. Our audits of the basic financial statements include the financial statement schedule listed in the index appearing under Item 15(a)(2). These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Astro-Med, Inc. and subsidiaries as of January 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 2008 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 5 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123R, “Share-Based Payment” effective February 1, 2006. As discussed in Note 8 to the consolidated financial statements, on February 1, 2007, the Company adopted Interpretation 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement 109” issued by the Financial Accounting Standards Board.

/S/    GRANT THORNTON LLP

Boston, Massachusetts

April 15, 2008

ASTRO-MED, INC.

CONSOLIDATED BALANCE SHEETS

As of January 31, 2008 and 2007

	2008	2007
ASSETS

CURRENT ASSETS
Cash and Cash Equivalents	$5,747,937	$4,595,570
Securities Available for Sale	11,807,670	12,334,065
Accounts Receivable, net of reserves of $591,018 in 2008 and $588,508 in 2007	12,761,281	12,112,676
Inventories	14,050,619	11,394,763
Prepaid Expenses and Other Current Assets	1,103,818	841,528
Deferred Tax Assets, net	2,912,688	2,889,438

Total Current Assets	48,384,013	44,168,040

PROPERTY, PLANT AND EQUIPMENT
Land and Improvements	1,195,063	819,113
Buildings and Improvements	11,293,995	7,753,454
Machinery and Equipment	19,891,478	20,741,350

	32,380,536	29,313,917
Less Accumulated Depreciation	(21,647,701)	(21,349,666)

Total Property, Plant and Equipment, net	10,732,835	7,964,251

OTHER ASSETS
Amounts Due from Officers	—	27,050
Long Term Investments	—	3,200,000
Goodwill	2,336,721	2,336,721
Other	245,843	304,918

Total Other Assets	2,582,564	5,868,689

	$61,699,412	$58,000,980

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts Payable	$3,420,015	$3,559,518
Accrued Compensation	2,412,647	2,475,219
Accrued Expenses	2,264,055	2,626,019
Deferred Revenue	768,863	805,352
Income Taxes Payable	107,674	408,114

Total Current Liabilities	8,973,254	9,874,222
Deferred Tax Liabilities	1,766,517	2,168,416
Other Long Term Liabilities	1,604,718	—

TOTAL LIABILITIES	12,344,489	12,042,638

SHAREHOLDERS’ EQUITY
Preferred Stock, $10 Par Value, Authorized 100,000 Shares, None Issued	—	—
Common Stock, $0.05 Par Value, Authorized 13,000,000 Shares; Issued 8,053,281 Shares in 2008 and 7,905,319 Shares in 2007	402,668	395,270
Additional Paid-in Capital	32,363,277	30,638,755
Retained Earnings	24,064,440	22,282,495
Treasury Stock, at Cost, 1,179,406 Shares in 2008 and 1,124,106 Shares in 2007	(8,124,715)	(7,644,647)
Accumulated Other Comprehensive Income	649,253	286,469

Total Shareholders’ Equity	49,354,923	45,958,342

	$61,699,412	$58,000,980

The accompanying notes are an integral part of these financial statements.

ASTRO-MED, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended January 31, 2008, 2007 and 2006

	2008	2007	2006
Net Sales	$72,371,434	$65,519,261	$59,301,180
Cost of Sales	41,260,692	38,521,689	34,643,046

Gross Profit	31,110,742	26,997,572	24,658,134
Costs and Expenses:
Selling, General and Administrative	21,807,637	19,320,838	17,460,141
Research and Development	4,589,022	4,187,018	4,042,710
Restructuring and Impairment Charges	514,955	—	—

Operating Expenses	26,911,614	23,507,856	21,502,851

Gain on Sale of Real Estate, Net of Related Costs	—	5,251,707	—

Operating Income	4,199,128	8,741,423	3,155,283

Other Income (Expense):
Investment Income	610,574	648,855	337,094
Other, Net	244,164	234,839	(90,163)

	854,738	883,694	246,931

Income before Income Taxes	5,053,866	9,625,117	3,402,214
Income Tax Provision	744,028	3,566,152	851,629

Net Income	$4,309,838	$6,058,965	$2,550,585

Net Income Per Common Share—Basic	$0.63	$0.90	$0.39

Net Income Per Common Share—Diluted	$0.57	$0.82	$0.35

Weighted Average Number of Common Shares Outstanding— Basic	6,884,972	6,721,140	6,613,576
Dilutive effect of options outstanding	647,277	667,861	619,245

Weighted Average Number of Common Shares Outstanding—Diluted	7,532,249	7,389,001	7,232,821

Dividends Declared Per Common Share	$0.20	$0.20	$0.13

The accompanying notes are an integral part of these financial statements.

ASTRO-MED, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME AND CHANGES IN

SHAREHOLDERS’ EQUITY

Years Ended January 31, 2008, 2007 and 2006

	2008	2007	2006
Comprehensive Income
Net Income	$4,309,838	$6,058,965	$2,550,585
Other Comprehensive Income (Loss), Net
Foreign currency translation adjustments	285,115	131,781	(143,691)
Unrealized gain on securities available for sale, net of taxes	77,669	7,027	22,656

Other comprehensive income (loss), net	362,784	138,808	(121,035)

Comprehensive Income	$4,672,622	$6,197,773	$2,429,550

Shareholders’ Equity
Common Stock:
Balance at beginning of year	$395,270	$317,120	$314,949
Par value from issuance of common stock	7,398	11,059	2,171
Common stock dividends	—	67,091	—

Balance at end of year	402,668	395,270	317,120

Additional Paid-In Capital:
Balance at beginning of year	30,638,755	16,385,210	16,045,503
Net proceeds from issuance of common stock	28,248	26,570	24,528
Proceeds from the exercise of employee stock options	794,745	1,245,938	259,819
Share-based compensation	585,328	412,693	—
Tax benefit of employee stock options	316,201	105,284	55,360
Payment of fractional shares on stock split	—	(2,523)	—
Common stock dividends	—	12,465,583	—

Balance at end of year	32,363,277	30,638,755	16,385,210

Retained Earnings:
Balance at beginning of year	22,282,495	30,030,652	28,328,239
Adoption of FIN 48	(1,147,634)	—	—
Net income	4,309,838	6,058,965	2,550,585
Dividends paid	(1,380,259)	(1,274,448)	(848,172)
Common stock dividends	—	(12,532,674)	—

Balance at end of year	24,064,440	22,282,495	30,030,652

Treasury Stock:
Balance at beginning of year	(7,644,647)	(6,579,147)	(6,548,984)
Purchases of common stock	(480,068)	(1,065,500)	(30,163)

Balance at end of year	(8,124,715)	(7,644,647)	(6,579,147)

Accumulated Other Comprehensive Income:
Balance at beginning of year	286,469	147,661	268,696)
Other comprehensive income (loss), net	362,784	138,808	(121,035)

Balance at end of year	649,253	286,469	147,661

Total Shareholders’ Equity	$49,354,923	$45,958,342	$40,301,496

The accompanying notes are an integral part of these financial statements.

ASTRO-MED, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended January 31, 2008, 2007 and 2006

	2008	2007	2006
Cash Flows from Operating Activities:
Net Income	$4,309,838	$6,058,965	$2,550,585
Adjustments to Reconcile Net Income to Net Cash Provided By Operating Activities:
Depreciation and Amortization	1,587,246	1,390,261	1,209,296
Share-based Compensation	585,328	412,693	—
Deferred Income Tax Provision (Benefit)	(108,948)	1,740,368	(148,703)
Excess Tax Benefit From Share-Based Compensation	(316,201)	(105,284)	—
Gain on Sale of Real Estate	—	(5,251,707)	—
Changes in Assets and Liabilities:
Accounts Receivable	(648,605)	(1,489,124)	(1,271,848)
Inventories	(1,981,821)	(1,812,857)	(445,491)
Other	(271,397)	353,556	31,233
Accounts Payable and Accrued Expenses	134,260	1,040,935	572,652
Income Taxes Payable	(578,144)	45,367	(90,873)

Total Adjustments	(1,598,282)	(3,675,792)	(143,734)

Net Cash Provided by Operating Activities	2,711,556	2,383,173	2,406,851
Cash Flows from Investing Activities:
Proceeds from Sales/Maturities of Securities Available for Sale	8,101,737	5,437,367	4,763,422
Purchases of Securities Available for Sale	(7,413,000)	(7,600,067)	(7,168,910)
Proceeds from Sale of Real Estate	—	6,100,000	—
Additions to Property, Plant and Equipment	(4,734,191)	(2,170,276)	(1,035,675)

Net Cash (Used in) Provided by Investing Activities	(4,045,454)	1,767,024	(3,441,163)
Cash Flows from Financing Activities:
Proceeds from Common Shares Issued Under Employee Benefit Plans and Employee Stock Option Plans	830,391	1,283,567	286,518
Purchases of Treasury Stock	(480,068)	(1,065,500)	(30,163)
Excess Tax Benefit from Share-Based Compensation	316,201	105,284	—
Dividends Paid	(1,380,259)	(1,274,448)	(848,172)
Other Financing Activities	—	(2,523)	—

Net Cash (Used in) Financing Activities	(713,735)	(953,620)	(591,817)

Cash Designated for Real Estate Purchase Transferred (from) to Long Term Investments	3,200,000	(3,200,000)	—

Net Increase (Decrease) in Cash and Cash Equivalents	1,152,367	(3,423)	(1,626,129)
Cash and Cash Equivalents, Beginning of Year	4,595,570	4,598,993	6,225,122

Cash and Cash Equivalents, End of Year	$5,747,937	$4,595,570	$4,598,993

Supplemental Information:
Cash Paid During the Period for:
Income Taxes	$1,958,549	$1,671,581	$1,095,804
Non-Cash Items:
Deposit Held in Escrow on Pending Sale of the Braintree, MA property	$—	$—	$500,000
Demonstration Equipment Transferred from (to) Inventory to (from) Property, Plant and Equipment	$(674,035)	$(57,697)	$115,106

The accompanying notes are an integral part of these financial statements.

ASTRO-MED, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2008 and 2007

Note 1—Summary of Significant Accounting Policies

Principles of Consolidation:  The consolidated financial statements include the accounts of Astro-Med, Inc. (the Company) and its subsidiaries. All material intercompany accounts and transactions are eliminated in consolidation.

Cash and Cash Equivalents:  Highly liquid investments with an original maturity of 90 days or less are considered to be cash equivalents. Similar investments with original maturities beyond three months are classified as securities available for sale. Cash of $1,146,927 and $956,832 was held in foreign bank accounts at January 31, 2008 and 2007, respectively.

Securities Available for Sale:  Securities available for sale are carried at fair value based on quoted market prices. The difference between cost and fair value, net of related tax effects, is recorded as a component of accumulated other comprehensive income in shareholders’ equity.

Property, Plant and Equipment:  Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation is provided on the straight-line basis over the estimated useful lives of the assets (land improvements—10 to 20 years; buildings and improvements—10 to 45 years; machinery and equipment—3 to 10 years).

Revenue Recognition:  The majority of the Company’s product sales are recorded at the time of shipment, when legal title has transferred and risk of loss passes to the customer, when persuasive evidence of an arrangement exists, the seller’s price to the buyer is fixed or determinable and collectibility is reasonably assured in accordance with the requirements in Staff Accounting Bulletin (“SAB”) 104, “Revenue Recognition in Financial Statements.” When a sale arrangement involves training or installation, the deliverables in the arrangement are evaluated to determine whether they represent separate units of accounting in accordance with SAB 104 and EITF 00-21, “Revenue Arrangements With Multiple Deliverables”. This evaluation occurs at inception of the arrangement and as each item in the arrangement is delivered. The total fee from the arrangement is allocated to each unit of accounting based on its relative fair value. Fair value for each element is established generally based on the sales price charged when the same or similar element is sold separately. Revenue is recognized when revenue recognition criteria for each unit of accounting are met. When other significant obligations remain after products are delivered, revenue is recognized only after such obligations are fulfilled. All of the Company’s equipment contain embedded operating systems and data management software which are included in the purchase price of the equipment. The software is deemed incidental to the systems as a whole as it is not sold separately or marketed separately and its production costs are minor as compared to those of the hardware system. Returns and customer credits are infrequent and are recorded as a reduction to sales. Rights of return are not included in sales arrangements. Revenue associated with products that contain specific customer acceptance criteria is not recognized before the customer acceptance criteria are satisfied. Discounts from list prices are recorded as a reduction to sales. Amounts billed to customers for shipping and handling fees are included in sales while related shipping and handling costs are included in cost of sales.

Infrequently, the Company recognizes revenue for non-recurring engineering (NRE) fees for product modification orders upon completion of agreed-upon milestones. Revenue is deferred for any amounts received prior to completion of milestones. Certain of our NRE arrangements include formal customer acceptance provisions. In such cases, we determine whether we have obtained customer acceptance for the specific milestone before recognizing revenue.

ASTRO-MED, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Infrequently, the Company receives requests from customers to hold product being purchased from the Company for the customer’s convenience. The Company recognizes revenue for such bill and hold arrangements in accordance with the requirements of SAB No. 104 which requires, among other things, the existence of a valid business purpose for the arrangement, the transfer of ownership of the purchased product, the readiness of the product for shipment, the use of customary payment terms, no continuing performance obligation by the Company and segregation of the product from the Company’s inventories.

Research and Development Costs:  The Company complies with Statement of Financial Accounting Standards (SFAS) No. 2 “Accounting for Research and Development Costs” by charging any costs to expense when incurred, as well as by disclosing in the financial statements the amount of R&D charged to expense. These charges include: salaries and benefits, external engineering service costs, engineering related information costs and supplies. The Company also complies with SFAS 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed” and SOP 98-1, “Accounting for Costs of Computer Software Developed or Obtained for Internal Use” in accounting for the costs of software either developed or acquired.

Foreign Currency:  The financial statements of foreign subsidiaries are measured using the local currency as the functional currency. The Company translates foreign currency denominated assets and liabilities into U.S. dollars at year-end exchange rates with the translation adjustment recorded as a component of accumulated comprehensive income in shareholders’ equity. Revenues and costs are translated at average exchange rates during the year. We do not provide for U.S. income taxes on foreign currency translation adjustments associated with foreign subsidiaries since we do not provide for taxes on undistributed earnings of foreign subsidiaries. Our net foreign exchange gains and losses for fiscal 2008, 2007 and 2006 were not significant.

Advertising:  The Company expenses advertising costs as incurred. Such costs of advertising, advertising production, trade shows and other activities are designed to enhance demand for the Company’s products and amounted to approximately $1,135,000, $1,049,000 and $932,000 in fiscal 2008, 2007 and 2006, respectively.

Health Insurance Reimbursement Reserve:  The Company reimburses a portion of employee health insurance deductibles and co-payments. The total reimbursement amounted to approximately $298,000 and $150,000 in 2008 and 2007, respectively. The Company accrued approximately $100,000 and $106,000 at January 31, 2008 and January 31, 2007, respectively, for estimated outstanding reimbursements due to employees, including a reserve for incurred but not reported amounts.

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

Goodwill:  Management evaluates the recoverability of goodwill annually or more frequently if events or changes in circumstances, such as declines in sales, earnings or cash flows, or material adverse changes in the business climate, indicate that the carrying value of an asset might be impaired. Goodwill is considered to be impaired when the net book value of a segment exceeds its estimated fair value. Fair values are established using a discounted cash flow methodology. The determination of discounted cash flows is based on the long-range planning forecast. The Company completed its most recent impairment review as of January 31, 2008 and determined that goodwill is not impaired.

Income Taxes:  The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes”. SFAS No. 109 requires that deferred income taxes be determined based on the estimated future tax effects of differences between the tax and book bases of assets and liabilities considering the provisions of enacted tax laws. In assessing the realizability of deferred tax assets, the Company considers

ASTRO-MED, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. At January 31, 2008 and 2007, the Company provided a valuation allowance on certain of its deferred tax assets for the net operating losses of a foreign subsidiary and certain state R&D credit carryforwards.

On February 1, 2007 the Company adopted FASB Interpretation (FIN) 48, “Accounting for Uncertainty in Income Taxes—an interpretation of SFAS No. 109”. This interpretation describes a recognition threshold and measurement attribute for the financial statement disclosure of tax positions taken or expected to be taken in a tax return. This Interpretation requires recognition of tax benefits that satisfy a more likely than not threshold. This Interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

Net Income Per Common Share:  Net income per common share has been computed and presented pursuant to the provisions of SFAS No. 128, “Earnings per Share”. Basic net income per share is based on the weighted average number of shares outstanding during the period. Diluted net income per share is based on the basic weighted average number of shares and potential common shares for stock options outstanding during the period using the treasury stock method. Options to purchase 1,832,686, 1,830,078 and 1,956,694 shares of common stock were outstanding at January 31, 2008, 2007 and 2006, respectively. In fiscal years 2008, 2007 and 2006, there were 159,150, 0, and 4,125 options that were not included in the computation of diluted net income per common share because their inclusion would be anti-dilutive.

Common Stock Dividends:  On May 16, 2006, the Company declared a 5 for 4 stock split with a record date of June 16, 2006 which was accounted for as a stock dividend and was distributed to shareholders on June 30, 2006. An amount equal to the fair value of the additional shares was transferred from retained earnings to additional paid-in capital and common stock as of the declaration date. All per share and weighted average share amounts for all prior periods were restated to reflect the impact of the common stock dividend.

Use of Estimates:  The presentation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect these financial statements and accompanying notes. Some of the more significant estimates relate to the allowances for doubtful accounts and credits, inventory valuation, impairment of long-lived assets and goodwill, income taxes, stock based compensation and warranty reserves. Management’s estimates are based on the facts and circumstances available at the time estimates are made, past historical experience, risk of loss, general economic conditions and trends, and management’s assessments of the probable future outcome of these matters. Consequently, actual results could differ from those estimates.

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

Fair Value of Financial Instruments:  The Company’s financial instruments consist mainly of cash and cash equivalents, securities available for sale, accounts receivable and accounts payable. The carrying amounts of these financial instruments as of January 31, 2008 and 2007 approximate fair value.

Comprehensive Income: In accordance with SFAS No. 130 “Reporting Comprehensive Income”, the Company reports by major components and as a single total the change in net assets during the period from non-owner sources. The consolidated statement of comprehensive income has been included with the consolidated statement of shareholders’ equity. Accumulated other comprehensive income at January 31, 2008 consists of net unrealized gains and losses on available for sale securities of $26,769 and net translation gains and losses on foreign operations of $622,484.

ASTRO-MED, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Share-Based Compensation:  Prior to February 1, 2006, the Company accounted for employee share-based compensation using the intrinsic value method supplemented by pro forma disclosures in accordance with Accounting Principles Board (“APB”) No. 25 “Accounting for Stock Issued to Employees” and SFAS No. 123, “Accounting for Stock-Based Compensation.” Under the intrinsic value method the Company recognized no compensation expense for employee stock options or shares purchased under the Employee Stock Purchase Plan (“ESPP”). Effective February 1, 2006, the Company adopted the provisions of SFAS No. 123(R) “Share-Based Payment” under the “modified prospective” transition method outlined in the Statement. A “modified prospective” transition method is one in which compensation expense is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123(R) that remain unvested on the date of adoption.

The Company has estimated the fair value of each option grant on the date of grant using the Black-Scholes option-pricing model. The volatility assumption is based on the historical weekly price data of the Company’s common stock over a period equivalent to the weighted average expected life of the Company’s options. Management evaluated whether there were factors during that period which were unusual and would distort the volatility figure if used to estimate future volatility and concluded that there were no such factors. In determining the expected life of the option grants, the Company has observed the actual terms of prior grants with similar characteristics and the actual vesting schedule of the grant and has assessed the expected risk tolerance of different option groups. The risk-free interest rate is based on the actual U.S. Treasury zero coupon rates for bonds matching the expected term of the option as of the option grant date. The dividend assumption is based upon the prior year’s average dividend yield.

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

Recent Accounting Pronouncements:

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 will be applied prospectively and will be effective for fiscal years beginning after November 15, 2007. The FASB has provided a one year deferral. The Company has elected not to adopt the provisions of SFAS 157 at this time. The Company is evaluating the impact of SFAS No. 157 on its results of operations and financial position.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-including an amendment of SFAS 115” (“SFAS No. 159”). The new statement allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item’s fair value in subsequent reporting periods must be recognized in current earnings. The Company has determined that the adoption of SFAS 159 will not have a material impact on our consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued Statement No. 141R, “Business Combinations,” which establishes principles for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired

ASTRO-MED, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and liabilities assumed in a business combination, recognizes and measures the goodwill acquired in a business combination, and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of a business combination. We are required to apply this Statement prospectively to business combinations for which the acquisition date is on or after February 1, 2009.

Note 2—Securities Available for Sale

Pursuant to our investment policy, securities available for sale include corporate debt securities, governmental obligations and state and municipal securities with various contractual or anticipated maturity dates. Governmental obligations include U.S. Government and Federal Agency securities. Auction rate securities are variable rate bonds tied to short-term interest rates with maturities on the face of the securities in excess of 90 days and have interest rate resets through a modified Dutch auction, at predetermined short-term intervals, usually every 7, 28 or 35 days. Auction rate securities generally trade at par and are callable at par on any interest payment date at the option of the issuer. Interest received during a given period is based upon the interest rate determined through the auction process. Although these securities are issued and rated as long term bonds, they are priced and traded as short-term instruments because of the liquidity provided through the interest rate reset. All short-term marketable securities either (1) have original maturities greater than 90 days but less than one year or (2) are auction rate securities expected to be liquidated within one year, are classified as available-for-sale and are recorded at fair value with changes in fair value reflected in other comprehensive income. All proceeds were from the maturity of the securities or sales of auction rate securities at par value. The fair value, amortized cost and gross unrealized gains and losses of the securities are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
January 31, 2008
Auction Rate Securities	$6,250,000	$—	$—	$6,250,000
Governmental	842,150	5,430	(4,299)	843,281
State and Municipal	4,675,354	39,455	(420)	4,714,389

	$11,767,504	$44,885	$(4,719)	$11,807,670

January 31, 2007
Auction Rate Securities	$6,725,000	$—	$—	$6,725,000
Governmental	3,155,639	45	(76,103)	3,079,581
State and Municipal	2,530,942	—	(1,458)	2,529,484

	$12,411,581	$45	$(77,561)	$12,334,065

The cost of securities available for sale is based on specific identification in determining realized gains or losses.

The expected maturity dates of these securities are as follows:

	January 31,
	2008	2007
Less than one year	$5,560,175	$5,256,378
One to five years	1,898,337	818,931
Greater than five years	4,349,158	6,258,756

	$11,807,670	$12,334,065

ASTRO-MED, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Actual maturities may differ as a result of sales or earlier issuer redemptions.

Uncertainties in the credit markets may affect the liquidity of our holdings in auction rate securities. We did not experience any unsuccessful auction rate resets during the years ended January 31, 2008 and 2007. However we have experienced failures on certain subsequent auction rate resets. Nevertheless, we continue to earn interest every 28-35 days. While our investments in auction rate securities are of high credit quality, at this time we are uncertain as to whether or when the liquidity issues relating to these investments will worsen or improve. We do not believe that it is necessary at this time to adjust the fair value of our portfolio of auction rate securities and we expect to hold the auction rate securities until liquidity improves or the borrower calls the underlying securities.

Note 3—Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and include material, labor and manufacturing overhead. The components of inventories are as follows:

	January 31,
	2008	2007
Materials and Supplies	$8,661,345	$6,848,636
Work-in-Progress	1,735,972	1,486,773
Finished Goods	3,653,302	3,059,354

	$14,050,619	$11,394,763

Included within finished goods inventory is $1,111,063 and $574,316 of demonstration equipment at January 31, 2008 and 2007, respectively.

Note 4—Accrued Expenses

Accrued expenses at January 31, 2008 and January 31, 2007 consisted of the following:

	January 31,
	2008	2007
Professional fees	$220,117	$145,849
Freight	99,839	125,765
Health insurance reimbursement reserve	100,000	106,000
Dealer commissions	166,401	224,261
Warranty	368,073	354,901
Sales and VAT taxes	293,886	197,934
Restructuring reserve (note 15)	299,761	—
Tax reserves	—	734,788
Other	715,978	736,521

	$2,264,055	$2,626,019

Note 5—Line of Credit

The Company has a $3,500,000 unsecured bank line of credit, all of which is currently available. Borrowings under this line of credit bear interest at the bank’s prime rate. This line of credit is scheduled to expire on July 1, 2009 and is expected to be renewed at that time.

ASTRO-MED, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 6—Share Based Compensation

The Company adopted SFAS No. 123(R) on February 1, 2006 and recognized the following compensation expense during fiscal 2008 and 2007:

	Years Ended January 31
	2008	2007
Cost of Sales	$97,134	$78,085
Selling, General and Administrative	390,816	261,169
Research and Development	97,378	73,439

Reduction in Pre tax income	585,328	412,693
Income tax effect	(76,588)	(52,013)

Decrease in Net Income	$508,740	$360,680

Decrease in Net Income per Share—basic	0.07	$0.05
Decrease in Net Income per Share—diluted	0.07	$0.05

SFAS No. 123(R) requires the Company to present pro forma information for the comparative periods prior to the adoption as if the Company had accounted for all share-based compensation under the fair value method. The following table illustrates the effect on net income and net income per share as if the fair value based method had been applied.

Year Ended January 31, 2006
Net income as reported	$2,550,585
Stock-based employee compensation determined under the fair value method, net of tax effects	(341,842)

Pro forma net income	$2,208,743

Net income per common share—diluted
As reported	$0.35
Pro forma	$0.31

Note 7—Shareholders’ Equity

Common Stock: The Company repurchased 55,300, 100,000 and 3,384 shares of its common stock for $480,068, $1,065,500 and $30,163 in fiscal 2008, 2007 and 2006, respectively. The Company’s Board of Directors has authorized the purchase of up to an additional 392,289 shares of the Company’s common stock on the open market as of January 31, 2008.

The Company maintains the following benefit plans involving the Company’s common stock:

Stock Plans: As of January 31, 2008, the Company has one non-qualified stock option plan under which non-qualified options may be granted to officers and key employees and one equity incentive plan under which incentive stock options, non-qualified stock options, restricted stock and other equity-based awards may be granted to officers and key employees. To date, only options have been granted under these plans. Options granted to employees now vest over four years. An aggregate of 1,000,000 shares were authorized for awards under the equity incentive plan. Any options granted under the equity incentive plan must be at an exercise price of not less than fair market value at the date of grant. An aggregate of 1,375,000 shares were authorized for grants under the non-qualified stock option plan at an exercise price of not less than 50% of fair market value at the date of grant.

ASTRO-MED, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Summarized option data for all plans is as follows:

	Number of Shares	Option Price Per Share	Weighted Average Option Price Per Share
Options Outstanding, January 31, 2005	1,912,831	$2.40–9.59	$5.07

Options Granted	109,750	$6.77–8.73	$6.84
Options Exercised	(51,012)	$2.40–8.73	$5.14
Options Expired	(14,875)	$6.77–8.73	$7.94

Options Outstanding, January 31, 2006	1,956,694	$2.40–9.59	$5.18

Options Granted	132,500	$7.93–7.93	$7.93
Options Exercised	(243,147)	$2.40–6.77	$5.17
Options Expired	(15,969)	$6.14–8.73	$7.63

Options Outstanding, January 31, 2007	1,830,078	$2.40–9.59	$5.36

Options Granted	165,200	$11.45–11.90	$11.71
Options Exercised	(144,912)	$2.40–8.73	$5.53
Options Expired	(17,680)	$2.40–11.90	$7.81

Options Outstanding, January 31, 2008	1,832,686	$2.40–11.90	$5.89

Options Exercisable, January 31, 2008	1,458,610	$2.40–9.59	$4.96
Options Exercisable, January 31, 2007	1,484,779	$2.40–9.59	$4.74
Options Exercisable, January 31, 2006	1,633,943	$2.40–9.59	$4.60

Set forth below is a summary of options outstanding at January 31, 2008:

Outstanding				Exercisable
Range of Exercise prices	Options	Weighted Average Exercise Price	Remaining Contractual Life	Options	Weighted Average Exercise Price
$2.40-$3.59	655,840	$3.05	3	655,840	$3.05
$4.27-$6.14	515,577	$5.50	2	515,577	$5.50
$6.73-$11.90	661,269	$9.02	7	287,193	$8.34

	1,832,686			1,458,610

The fair value of each option granted was estimated on the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions.

	Years Ended January 31,
	2008	2007	2006
Risk-free interest rate	4.5%	3.8%	3.4%
Expected life (years)	5	5	5
Expected volatility	48.1%	52.2%	57.9%
Forfeiture rate	3.0%	3.0%	0.0%
Expected dividend yield	1.9%	1.6%	1.7%

ASTRO-MED, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The weighted average grant date fair value of options granted during fiscal 2008, 2007 and 2006 was $4.74, $3.45 and $3.14, respectively. As of January 31, 2008 there was $745,953 of unrecognized compensation expense related to the unvested stock options granted under the plans. The expense is to be recognized over a weighted average of two years.

As of January 31, 2008, the aggregate intrinsic value (the aggregate difference between the closing stock price of the Company’s common stock on January 31, 2008 and the exercise price of the outstanding options) that would have been received by the option holders if all options had been exercised was $6,913,876 for all exercisable options and $7,294,366 for all options outstanding. The weighted average remaining contractual term for these options are 3 years for options that are exercisable and 4 years for all options outstanding. The total aggregate intrinsic value of options exercised during fiscal 2008 and 2007 was $603,702 and $1,276,730, respectively.

At January 31, 2008, 985,000 shares were available for grant under the 2007 equity incentive plan and 331,600 shares were available for grant under the non-qualified option plan.

The 2007 Equity Incentive Plan provides for an automatic annual grant of ten-year options to purchase 5,000 shares of stock to each non-employee director upon the adjournment of each shareholders’ meeting. Each such option is exercisable at the fair market value as of the grant date and vests immediately prior to the next succeeding shareholders’ meeting. During fiscal 2008, 15,000 shares were awarded to non-employee directors.

Employee Stock Purchase Plan: The Company’s ESPP allows eligible employees to purchase shares of common stock at a 10% discount from fair market value on the date of purchase. A total of 247,500 shares were initially reserved for issuance under the Plan. Summarized plan activity is as follows:

	Years Ended January 31,
	2008	2007	2006
Shares reserved, beginning	103,244	106,312	109,648
Shares purchased	(3,052)	(3,068)	(3,336)

Shares reserved, ending	100,192	103,244	106,312

Employee Stock Ownership Plan: The Company has an Employee Stock Ownership Plan (ESOP) providing retirement benefits to all eligible employees. Annual contributions in amounts determined by the Company’s Board of Directors are invested by the ESOP’s Trustees in shares of common stock of the Company. Contributions may be in cash or stock. The Company’s contributions (paid or accrued) amounted to $80,000, $80,000 and $0 in fiscal 2008, 2007 and 2006, respectively. All shares owned by the ESOP have been allocated to participants.

Note 8—Income Taxes

The components of income before income taxes are as follows:

	Years Ended January 31,
	2008	2007	2006
Domestic	$3,710,798	$8,276,724	$1,931,304
Foreign	1,343,068	1,348,393	1,470,910

Total	$5,053,866	$9,625,117	$3,402,214

ASTRO-MED, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of the provision for income taxes are as follows:

	Years Ended January 31,
	2008	2007	2006
Current:
Federal	$191,378	$1,008,275	$303,866
State	273,531	334,794	161,474
Foreign	886,049	482,715	534,992

	$1,350,958	$1,825,784	$1,000,332

Deferred:
Federal	$(243,017)	$1,684,524	$(137,379)
State	(321,246)	117,071	(11,324)
Foreign	(42,667)	(61,227)	—

	(606,930)	1,740,368	(148,703)

	$744,028	$3,566,152	$851,629

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate (34%) to income before income taxes, due to the following:

	Years Ended January 31,
	2008	2007	2006
Income tax provision at statutory rate	$1,718,314	$3,272,540	$1,156,752
State taxes, net of federal tax effect	(174,684)	298,231	99,099
Change in valuation allowance	480,463	60,957	—
Reversal of reserves no longer required	(446,538)	(231,534)	(361,000)
Italian subsidiary receivable write off	(657,478)	—	—
Stock compensation	124,612	90,100	—
Tax-exempt income	(117,652)	—	—
R&D credits	(95,212)	(124,795)	(134,037)
Other, net	(87,797)	200,653	90,815

	$744,028	$3,566,152	$851,629

During fiscal 2008, the Company recorded a benefit of $167,000 related to the completion of an IRS exam, a benefit of $319,000 related to changes in uncertain R&D and foreign tax credit positions, an expense of $40,000 related to differences between the prior year tax provision and the actual return as filed and benefits of $728,000 related to the restructuring of the sales and service centers located in Italy and the Netherlands. During fiscal 2007, the Company recorded a $231,534 favorable adjustment related to differences between the prior year tax provision and the actual tax return as filed primarily relating to additional foreign tax credits, R&D credits and lower state income taxes. During fiscal 2006, the Company recorded a $361,000 reversal of tax reserves related to the favorable resolution of certain income tax examinations.

ASTRO-MED, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of deferred income tax expense arise from various temporary differences and relate to items included in the statement of operations. The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and liabilities at January 31, 2008 and January 31, 2007 are as follows:

	January 31,
	2008	2007
Deferred Tax Assets:
Net Operating Loss Carryforward	$616,534	$275,580
Inventory Reserves	1,182,348	1,083,491
R&D Credits	200,878	462,364
Vacation Accrual	368,529	335,194
Foreign Tax Credits	539,675	152,760
Deferred Service Contract Revenue	316,627	311,027
Reserve for Doubtful Accounts	191,356	194,327
Other	1,107,694	591,409

	4,523,641	3,406,152
Deferred Tax Liabilities:
Accumulated Tax Depreciation in Excess of Book Depreciation	767,399	629,620
Deferred Tax Gain on Sale of Real Estate	1,011,102	1,270,598
Other	842,926	509,332

	2,621,427	2,409,550

Subtotal	1,902,214	996,602
Valuation Allowance	(756,043)	(275,580)

Net Deferred Tax Assets	$1,146,171	$721,022

The Company has a valuation allowance for deferred tax assets at January 31, 2008 of $756,043 which is an increase of $480,463 from the balance at January 31, 2007. The valuation allowance relates to the Company’s $616,534 net operating loss carryfoward in its operation in Italy and $139,509 for certain state R&D tax credit carryforwards which could expire unused.

On February 1, 2007, the Company adopted FIN 48, which applies to all tax positions accounted for under SFAS No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a two step process for the measurement of uncertain tax positions that have been taken or are expected to be taken in a tax return. The first step is a determination of whether the tax position should be recognized in the financial statements. The second step determines the measurement of the tax position. FIN 48 also provides guidance on derecognition of such tax positions, classification, potential interest and penalties, accounting in interim periods and disclosure. The adoption of FIN 48 resulted in a $734,788 decrease in current liabilities, a $1,882,422 increase in long term liabilities, and a $1,147,634 decrease to retained earnings.

ASTRO-MED, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company does not anticipate significant changes to the total amounts of the unrecognized tax benefits within the next twelve months. A reconciliation of unrecognized tax benefits, excluding interest and penalties, for the fiscal year ended January 31, 2008 is as follows:

Balance at February 1, 2007	$2,016,280
Increases in prior period tax positions	—
Decreases in prior period tax positions	(520,845)
Increases in current period tax positions	506,057
Decreases related to settlements with tax authorities	(659,593)
Decreases from the expiration of statute of limitations	—
Foreign currency translation adjustments	30,868

Balance at January 31, 2008	$1,372,767

If the $1,372,767 is recognized, $1,259,451 would decrease the effective tax rate in the period in which each of the benefits is recognized and the remainder would be offset by a reversal of deferred tax assets.

During fiscal 2008, the Company recognized $149,260 of potential interest and penalties, which are included as a component of income tax in the accompanying statement of operations. At January 31, 2008, the Company had accrued potential interest and penalties of $231,951.

During the fourth quarter of fiscal 2008, the Internal Revenue Service officially concluded its examination of the Company’s fiscal 2005 and 2006 Federal tax returns. As a result, the Company has recorded a $140,100 refund receivable from the Internal Revenue Service which is recorded within other current assets.

As of January 31, 2008, the fiscal year 2007 remains subject to U.S. Federal income tax examinations. In addition, the Company is subject to state and local income and non-U.S. tax examinations for the tax years January 31, 2005 through 2007.

At January 31, 2008, the Company has indefinitely reinvested $2,305,034 of the cumulative undistributed earnings of certain foreign subsidiaries, all of which would be subject to U.S. taxes if repatriated to the U.S. Through January 31, 2008, the Company has not provided deferred income taxes on the undistributed earnings of its foreign subsidiaries because such earnings are considered to be indefinitely reinvested outside the U.S. Non-U.S. income taxes are, however, provided on those foreign subsidiaries’ undistributed earnings. Determination of the potential deferred income tax liability on these undistributed earnings is not practicable because such liability, if any, is dependent on circumstances existing if and when remittance occurs.

Note 9—Leases and Other Contractual Obligations

Minimum payments under noncancellable operating leases at January 31, 2008 were as follows:

Year Ending January 31,
2009	$258,520
2010	221,154
2011	111,944
2012	38,121
2013 and Thereafter	75,222

Minimum Lease Payments	$704,961

The Company incurred rent expense in the amount of $612,399, $604,586 and $485,311 for the fiscal years 2008, 2007 and 2006, respectively.

ASTRO-MED, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company has purchase obligations in the amount of $5,467,957 due within one year for goods and services with defined terms as to price, quantity, delivery and termination liability.

Note 10—Nature of Operations, Segment Reporting and Geographical Information

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

Business is conducted in the United States and through foreign affiliates in Canada and Europe. Substantially all manufacturing activities are conducted in the United States. Sales and service activities outside the United States are conducted through wholly-owned entities and, to a lesser extent, through authorized distributors and agents. Transfer prices are intended to produce gross profit margins commensurate with the sales and service effort associated with the product sold.

The following tables summarizes selected financial information by segment:

(dollars in thousands)	Sales			Segment Operating Profit			Segment Operating Profit %
	2008	2007	2006	2008	2007	2006	2008	2007	2006
T&M	$16,505	$15,695	$11,467	$3,056	$2,592	$331	18.5%	16.5%	2.9%
QuickLabel	38,144	31,121	29,698	4,222	1,248	2,874	11.1%	4.0%	9.7%
GT	17,722	18,703	18,136	1,583	3,109	2,906	8.9%	16.6%	16.0%

Total	$72,371	$65,519	$59,301	8,861	6,949	6,111	12.2%	10.6%	10.3%

Corporate Expenses				4,147	3,460	2,956
Restructuring Charges				515	—	—
Gain on Sale of Real Estate, net				—	5,252	—

Operating Income				4,199	8,741	3,155
Other Income and Expense, net				855	884	247

Income Before Income Taxes				5,054	9,625	3,402
Income Tax Provision				744	3,566	851

Net Income				$4,310	$6,059	$2,551

ASTRO-MED, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Presented below is selected information by segment:

(in thousands)	Depreciation			Capital Expenditures
	2008	2007	2006	2008	2007	2006
T&M	$472	$397	$319	$623	$701	$365
QuickLabel	713	603	516	744	750	399
GT	402	390	374	3.367	719	271

Total	$1,587	$1,390	$1,209	$4,734	$2,170	$1,035

Presented below are selected assets by segment:

(in thousands)	Assets
	2008	2007
T&M	$12,048	$9,630
QuickLabel	16,889	16,424
GT	11,533	8,288
Corporate*	21,299	23,659

Total	$61,699	$58,001

*	Corporate assets consist of cash, investments, income tax accounts and miscellaneous fixed assets.

Presented below is selected financial information by geographic area:

(in thousands)	Sales			Long-Lived Assets
	2008	2007	2006	2008	2007
United States	$50,479	$47,504	$41,417	$12,388	$8,942
Europe	13,563	11,688	11,746	676	673
Canada	2,697	2,217	2,548	6	12
Asia	2,938	2,366	1,948	—	—
Central and South America	1,736	1,077	1,102	—	—
Other	958	667	540	—	—

Total	$72,371	$65,519	$59,301	$13,070	$9,627

Included in Long-Lived Assets is goodwill assigned to the following segments: T&M $0.7 million and GT $1.6 million at January 31, 2008 and 2007, respectively.

Note 11—Profit-Sharing Plan

Along with the ESOP described in Note 7, the Company sponsors a Profit-Sharing Plan (the “Plan”) which provides retirement benefits to all eligible employees. The Plan allows participants to defer a portion of their cash compensation and contribute such deferral to the Plan through payroll deductions. The Company makes matching contributions up to specified levels. The deferrals are made within the limits prescribed by Section 401(k) of the Internal Revenue Code.

All contributions are deposited into trust funds. It is the policy of the Company to fund any contributions accrued. The Company’s annual contribution amounts are determined by the Board of Directors. The Company’s contributions paid or accrued amounted to $230,160, $162,328 and $152,500 in fiscal 2008, 2007 and 2006, respectively.

ASTRO-MED, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 12—Product Warranty Liability

The Company offers a one-year warranty for the majority of its products. The specific terms and conditions of warranties vary depending upon the product sold and country in which the Company does business. For products sold in the United States, the Company provides a basic limited warranty, including parts and labor. The Company estimates the costs based on historical claims experience and records a liability in the amount of such estimates at the time product revenue is recognized. The Company regularly assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary. Activity in the Company’s product warranty liability during the years ended January 31, 2008, 2007, and 2006, respectively, are as follows:

	2008	2007	2006
Balance, beginning of the period	$354,901	$238,642	$208,642
Warranties issued during the period	522,968	560,983	395,265
Settlements made during the period	(509,796)	(444,724)	(365,265)

Balance, end of the period	$368,073	$354,901	$238,642

Note 13—Concentration of Credit Risk

The Company generally extends credit on an uncollateralized basis to almost all customers after review of credit worthiness. Concentration of credit and geographic risk with respect to accounts receivable is limited due to the large number and general dispersion of accounts which constitute the Company’s customer base. The Company periodically performs credit evaluations of its customers. At January 31, 2008 and 2007, no single customer accounted for more than 10% of net sales. The Company has not historically experienced significant credit losses on customers’ accounts.

The Company invests its excess cash principally in investment grade government and corporate debt securities. The Company has established guidelines relative to diversification and maturities that maintain safety of principal, liquidity and yield. These guidelines are periodically reviewed and modified to reflect changes in market conditions. The Company has not historically experienced any significant losses on its cash equivalents or investments.

Note 14—Commitments and Contingencies

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

ASTRO-MED, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 15—Restructuring

During the fourth quarter of fiscal 2008, the Company restructured its sales and service centers located in Italy and the Netherlands in order to reduce costs and streamline operations. The restructuring involved a reduction of employees, closing the two sales and service centers and disposing of certain assets and other miscellaneous expenses. The restructuring costs are comprised of the following for fiscal 2008:

Severance	$266,840
Lease termination	48,943
Disposal of assets	136,867
Other	62,305

Restructuring expense	$514,955

The following table summarizes the activity and balances of the restructuring reserve:

	Severance	Lease	Disposal	Other	Total
Balance at January 31, 2007	$—	$—	$—	$—	$—
Reserve established	266,840	48,943	136,867	62,305	514,955
Utilization of reserve	(59,610)	(15,239)	(136,867)	(3,475)	(215,194)

Balance, at January 31, 2008	$207,230	$33,704	$—	$58,830	$299,761

The Company expects to complete the utilization of the reserve related to this restructuring by the end of fiscal 2009.

ASTRO-MED, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

Description	Balance at Beginning of Year	Provision Charged to Operations	Deductions(2)	Balance at End of Year
Allowance for Doubtful Accounts(1):
Year Ended January 31,
2008	$588,508	$105,000	$(102,940)	$591,018
2007	$511,648	$105,000	$(28,140)	$588,508
2006	$523,859	$89,995	$(102,206)	$511,648

(1)	The allowance for doubtful accounts has been netted against accounts receivable as of the respective balance sheet dates.
(2)	Uncollectible accounts written off, net of recoveries.