Form 10-K/A
period 2008-01-31
ASTRO MED INC /NEW/
filed 2008-05-29
CIK 8146

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file Number 0-12965

Astro-Med, Inc.

(Exact name of registrant as specified in its charter)

Rhode Island	05-0318215
(State of incorporation)	(I.R.S. Employer Identification No.)

600 East Greenwich Avenue, West Warwick, Rhode Island	02893
(Address of principal executive offices)	Zip Code

(401) 828-4000

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

NONE

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.01 Par Value

(Title of Class)

Indicated by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes:  ☐    No:  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes:  ☐    No:  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period than the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes:  ☒    No:  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer:  ☐    Accelerated filer:  ☐    Non-accelerated filer:  ☐    Smaller reporting company:  ☒

Indicated by check mark whether the registrant is a shell company:    Yes:  ☐    No:  ☒

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

This amendment to annual report on Form 10-K of Astro-Med, Inc. (the “Company”) for the fiscal year ended January 31, 2008 is being filed to correct the Company’s Summary Compensation Table as filed with the Securities and Exchange Commission (“SEC”) on April 24, 2008 as part of the Company’s Proxy Statement for the 2008 Annual Shareholders Meeting. The Summary Compensation Table as filed therein incorrectly included incentive compensation awards for the named executive officers that were accrued during the fiscal year ended January 31, 2007 in the amounts reported as salary paid for the fiscal year ended January 31, 2008. Such awards were also correctly reported in the Summary Compensation Table as “Non-Equity Incentive Plan Compensation” for the fiscal year ended January 31, 2007. This amendment also has attached, as Exhibit 3.2, a complete copy of the Company’s By-laws as amended to date which was unintentionally omitted from the Company’s annual report on Form 10-K for the fiscal year ended January 31, 2008.

PART III

Item 11.	Compensation of Directors and Executive Officers

COMPENSATION DISCUSSION & ANALYSIS

The Compensation Committee of the Board of Directors of the Company (the “Committee”) is charged with the responsibility for establishing, implementing and monitoring adherence to the Company’s compensation philosophy and assuring that executives and key management personnel are effectively compensated in a manner which is internally equitable. The Committee also is responsible for reviewing and recommending to the Board the compensation of directors.

Compensation Philosophy and Objectives. Our overall philosophy in terms of executive compensation is to link management incentives with the actual financial performance of the Company. Similarly, the compensation should attract, retain and motivate highly qualified individuals to achieve the Company’s business goals and link their interests with shareholder interests. In setting compensation for our executive officers, the Committee considers the executive’s performance, awards, if any, made during prior years and other relevant factors. We seek to have the long-term performance of our common stock reflected in executive compensation through our equity incentive programs.

Elements of Compensation. Our total compensation program for executive officers consists of the following:

•	salary;

•	cash incentive and bonus awards tied to the Company’s and employee’s annual performance;

•	long-term incentive compensation, historically in the form of stock options; and

•	retirement and other benefits.

We choose to pay each element of compensation in order to attract and retain the necessary executive talent, reward annual performance and provide incentive for both long-term strategic goals as well as short-term performance. Our policy for allocating between currently paid and long-term compensation is to ensure adequate base compensation to attract and retain personnel, while providing incentives to maximize long-term value for our shareholders.

Setting Executive Compensation. The Committee is responsible for establishing and periodically reviewing the compensation of our executive officers and approving all equity awards. The Committee annually reviews the performance of the executive officers and, based on these reviews, the Committee determines salary adjustments and annual award amounts of our executive officers.

Salary. Base salaries for our executive officers were established a number of years ago. Historically, base salaries have been increased at annual rates which approximate the general rates of increase of compensation for all employees of the Company. For fiscal year 2008, we increased the compensation of the Company’s employees and executive officers by 3%. Historically, annual salary adjustments were approved to be effective on the anniversary of the executive’s original date of hire. Commencing with fiscal 2009, annual salary adjustments have been made effective April 1 of each year.

Cash Incentive and Bonus Awards. The Committee has adopted a management bonus plan for the purpose of providing incentive compensation to employees of the Company. Awards under the management bonus plan are based on the Company’s achieving specified financial objectives, such as net income and return on net assets, as well as each individual’s specific business objectives. The specified threshold and target financial objectives and business objectives and the related bonus payouts are established annually by the Committee and, accordingly, individual awards may vary, up or down, from year to year. Bonuses paid or accrued for fiscal year 2008 under our management bonus plan to all executive officers was $169,976 which represented approximately 23% of their maximum bonus opportunity. Bonuses paid to our “Named Executive Officers” (as defined on page 8 below) under our management bonus plan, except for Michael Morawetz who is not a participant in the Company’s management bonus plan, are reflected in the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table below.

In addition, to our management bonus plan, we have sometimes awarded cash bonus awards to our executive officers to reward their efforts in extraordinary circumstances. Such cash awards are made at the discretion of the Committee. For fiscal year 2008, Michael Morawetz was awarded a cash bonus due to the performance of the Company’s international sales branches for the 2008 fiscal year. This bonus was awarded under a plan established by the Company which awards cash bonuses to the Company’s branch offices based on certain financial objectives to be obtained by those branches. Upon attainment of the objectives, bonuses awarded to any branch office are then allocated amongst a pool of individuals at such offices at the discretion of the CEO.

Long-Term Incentive Compensation. Total compensation at the executive level also includes long-term incentive awards granted under the Company’s Non-Qualified Stock Option Plan and 2007 Equity Incentive Plan. The objectives of the equity incentive program are to align executive and shareholder long-term interests by creating a strong and direct link between executive pay and total shareholder return, and to enable executives to develop and maintain a long-term stock ownership position in our common stock. Historically, all equity awards have been in the form of stock options which have generally been granted in March of each year at an exercise price of not less than 100% of the market price on the date of grant. Under the 2007 Equity Incentive Plan, the exercise price of all stock options must be at least 100% of the market price on the date of grant, provided that the exercise price for incentive stock options (ISOs) granted to any ten percent beneficial owner of our stock, which includes Mr. Ondis, must be not less than 110% of the market price on the date of grant. Since 2004, all options granted vest in four equal annual installments commencing on the first anniversary of the date of grant. Prior to 2004, options vested seven months following the grant date. Under the Company’s 2007 Equity Incentive Plan, the Company is also able to make equity awards in the form of restricted stock, restricted units and performance units in addition to stock options, but has not done so to date.

Retirement and Other Benefits. In order to attract and retain key executives, we offer retirement benefits through a Profit-Sharing Plan and Employee Stock Ownership Plan for employees, including our executive officers.

Profit-Sharing Plan. We maintain a qualified Profit-Sharing Plan which provides retirement benefits to substantially all our employees and provides for contributions into a trust fund in such amounts as the Board of Directors may annually determine. Each eligible employee shares in contributions on the basis of relative (limited to $220,000) compensation. In addition, participants are permitted to defer up to 50% of their cash compensation and make contributions of such deferral to this plan through payroll deductions. The Company makes matching contributions equal to 50% of the first percent of compensation contributed and 25% of the second through fifth percent. The deferrals are made within the limits prescribed by Section 401(k) of the Internal Revenue Code (the “Code”). The Profit-Sharing Plan provides for the vesting of 100% of matching contributions made by the Company to the account of the employee after three years of service. Contributions by an employee are 100% vested immediately. Effective April 1, 2007, we amended our Profit-Sharing Plan to increase the amount of our matching contributions to 50% of the first percent of compensation contributed and 25% of the second through the seventh percent.

Employee Stock Ownership Plan. We also have an Employee Stock Ownership Plan which provides retirement benefits to substantially all employees of the Company. Contributions in such amounts as the Board of Directors may annually determine are allocated among eligible employees on the basis of relative (limited to $100,000) compensation. Participants are 100% vested in any and all allocations to their accounts. Contributions, which may be in cash or stock, are invested by the Plan’s Trustee in shares of common stock of the Company.

Perquisites. In addition to the benefits described above, we provide automobile allowances to certain of our executive officers. Furthermore, prior to the adoption of the Sarbanes-Oxley Act of 2002, we made interest free loans to certain of our executive officers. As of April 25, 2007, all such loans were repaid in full. The amounts of any aforesaid automobile allowances to our Named Executive Officers are reflected in the “All Other Compensation” column of the Summary Compensation Table below.

We have no employment agreements with any of our executive officers and we do not provide any severance benefits to our executives other than those provided to employees generally. Severance benefits will vary based upon salary levels and length of service.

COMPENSATION COMMITTEE REPORT

The Compensation Committee has reviewed and discussed with management the Compensation Discussion & Analysis included above. Based on these reviews and discussions, the Compensation Committee has recommended to the Board of Directors that the Compensation Discussion & Analysis be included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2008 for filing with the SEC through incorporation by reference of this Proxy Statement.

Compensation Committee:

Hermann Viets (Chairman)
Jacques Hopkins
Graeme MacLetchie.

EXECUTIVE COMPENSATION

The following table provides information regarding the total compensation paid or accrued by the Company to each of its Chief Executive Officer (“CEO”), Chief Financial Officer (“CFO”) and its three other highest paid executive officers other than the CEO and CFO (collectively, the “Named Executive Officers”).

Because the Company’s management bonus plan is based on achieving specified performance goals, awards under the plan are not considered “Bonuses” for purposes of SEC rules and are listed below as “Non-Equity Incentive Plan Compensation.”

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)(a)	Stock Awards ($)	Option Awards ($)(b)	Non-Equity Incentive Plan Compensation ($)(c)	Change in Pension Value and Non- Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
Albert W. Ondis Chairman and CEO	2008	256,685	—	—	46,557	33,983	—	16,407	(d)	353,632
	2007	245,624	397,422	—	37,554	40,574	—	34,124	(e)	755,298

Everett V. Pizzuti President and COO	2008	239,029	—	—	46,557	32,181	—	28,837	(f)	346,604
	2007	238,733	168,332	—	37,554	38,412	—	33,641	(g)	516,672

Joseph P. O’Connell Senior Vice President, Treasurer and CFO	2008	199,674	—	—	31,482	28,400	—	23,733	(h)	283,289
	2007	177,863	20,000	—	25,128	22,988	—	28,781	(i)	274,760

Elias G. Deeb Vice President – Media Products	2008	149,605	—	—	27,201	20,810	—	2,764	(j)	200,380
	2007	146,181	—	—	22,345	18,628	—	3,691	(k)	190,845

Michael Morawetz Vice President – International Branches	2008	175,708	52,582	—	5,884	—	—	24,706	(l)	258,880
	2007	158,424	—	—	3,714	—	—	—		162,138

(a)	Reflects discretionary cash bonuses.
(b)	The amounts reflect the dollar amount recognized for financial statement reporting purposes for the fiscal year ended January 31, 2008, in accordance with SFAS 123R for stock options granted pursuant to the Company’s stock plans. Assumptions used in the calculation of these amounts are included in footnote 6 to the Company’s audited financial statements for the fiscal year ended January 31, 2008, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on or around April 16, 2008.
(c)	Reflects cash awards to the named individuals under the Company’s management bonus plan which is discussed in further detail under the heading “Compensation Discussion and Analysis” above.
(d)	Includes automobile allowance of $13,865, employer match under Profit Sharing Plan of $2,011 and employer contribution to Employee Stock Ownership Plan of $531.
(e)	Includes imputed interest calculated at 4.71% in the amount of $15,149 on loan from Company in original principal amount of $321,640, automobile allowance of $15,290, employer match under Profit Sharing Plan of $3,115 and employer contribution to Employee Stock Ownership Plan of $570.
(f)	Includes automobile allowance of $16,397, non-cash automobile income related to personal use of $9,910, employer match under Profit Sharing Plan of $1,999 and employer contribution to Employee Stock Ownership Plan of $531.
(g)	Includes imputed interest calculated at 4.71% in the amount of $6,200 on loan from Company in original principal amount of $131,624, automobile allowance of $16,460, non-cash automobile income related to personal use of $10,075, employer match under Profit Sharing Plan of $336 and employer contribution to Employee Stock Ownership Plan of $570.
(h)	Includes automobile allowance of $19,352, employer match under Profit Sharing Plan of $3,850 and employer contribution to Employee Stock Ownership Plan of $531.
(i)	Includes automobile allowance of $25,595, employer match under Profit Sharing Plan of $2,616 and employer contribution to Employee Stock Ownership Plan of $570.
(j)	Includes employer match under Profit Sharing Plan of $2,233 and employer contribution to Employee Stock Ownership Plan of $531.
(k)	Includes imputed interest calculated at 4.71% in the amount of $942 on loan from Company in original principal amount of $20,000, employer match under Profit Sharing Plan of $2,179 and employer contribution to Employee Stock Ownership Plan of $570.
(l)	Reflects non-cash automobile income related to personal use.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information on all outstanding equity awards held by each of the Named Executive Officers as of January 31, 2008.

Name	Option Grant Date	Number of securities underlying unexercised options (#) Exercisable	Number of securities underlying unexercised options (#) Unexercisable(a)	Option Exercise Price($)	Option Expiration Date
Albert W. Ondis	03/25/1998	34,375	—	5.9091	03/25/2008	(b)
	03/23/1999	34,375	—	3.5909	03/23/2009	(b)
	03/20/2000	103,125	—	5.4546	03/20/2010	(b)
	03/19/2001	85,250	—	3.1364	03/19/2011	(b)
	03/18/2002	85,250	—	2.6909	03/18/2012	(b)
	04/19/2004	30,938	10,312	8.7273	04/19/2014	(c)
	03/20/2006	5,313	15,937	7.9316	03/20/2016	(c)
	04/12/2007	0	14,000	11.4450	04/12/2017	(c)

Everett V. Pizzuti	03/25/1998	34,375	—	5.9091	03/25/2008	(b)
	03/23/1999	34,375	—	3.5909	03/23/2009	(b)
	11/27/1999	12,375	—	4.5455	11/27/2009	(b)
	03/20/2000	103,125	—	5.4546	03/20/2010	(b)
	03/19/2001	85,250	—	3.1364	03/19/2011	(b)
	03/18/2002	14,300	—	2.6909	03/18/2012	(b)
	04/19/2004	30,938	10,312	8.7273	04/19/2014	(c)
	03/20/2006	5,313	15,937	7.9316	03/20/2016	(c)
	04/12/2007	0	14,000	11.4450	04/12/2017	(c)

Joseph P. O’Connell	03/25/1998	13,750	—	5.9091	03/25/2008	(b)
	03/23/1999	27,500	—	3.5909	03/23/2009	(b)
	03/20/2000	34,375	—	5.4546	03/20/2010	(b)
	03/20/2000	34,375	—	5.4546	03/20/2010	(b)
	03/19/2001	55,000	—	3.1364	03/19/2011	(b)
	03/18/2002	66,687	—	2.6909	03/18/2012	(b)
	03/31/2003	13,750	—	2.4000	03/31/2013	(b)
	04/19/2004	15,469	5,156	8.7273	04/19/2014	(c)
	03/21/2005	4,688	4,687	6.7680	03/21/2015	(c)
	03/20/2006	3,516	10,546	7.9316	03/20/2016	(c)
	04/12/2007	0	10,000	11.4450	04/12/2017	(c)

Name	Option Grant Date	Number of securities underlying unexercised options (#) Exercisable	Number of securities underlying unexercised options (#) Unexercisable(a)	Option Exercise Price($)	Option Expiration Date
Elias G. Deeb	03/25/1998	10,312	—	5.9091	03/25/2008	(b)
	03/23/1999	10,312	—	3.5909	03/23/2009	(b)
	11/27/1999	4,125	—	4.5455	11/27/2009	(b)
	03/20/2000	20,625	—	5.4546	03/20/2010	(b)
	03/19/2001	20,625	—	3.1364	03/19/2011	(b)
	03/18/2002	6,875	—	2.6909	03/18/2012	(b)
	03/31/2003	13,750	—	2.4000	03/31/2013	(b)
	04/19/2004	10,313	3,437	8.7273	04/19/2014	(c)
	03/21/2005	3,125	3,125	6.7680	03/21/2015	(c)
	03/20/2006	2,344	7,031	7.9316	03/20/2016	(c)
	04/12/2007	0	10,000	11.4450	04/12/2017	(c)

Michael Morawetz	04/19/2004	1,546	516	8.7273	04/19/2014	(c)
	03/21/2005	469	468	6.7680	03/21/2015	(c)
	03/20/2006	234	703	7.9316	03/20/2016	(c)
	04/12/2007	0	3,500	11.4450	04/12/2017	(c)

(a)	Option awards are adjusted to reflect Company’s May 2004 stock dividend and June 2006 stock split.
(b)	Options vested in full on the seven month anniversary of the Option Grant Date.
(c)	Options vest in four equal annual installments commencing on the first anniversary of the Option Grant Date.

Grants of Plan Based Awards

The following table provides information on all grants of plan based awards by the Company in fiscal year 2008 to each Named Executive Officer.

Name	Grant Date	All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards($) (a)
Albert W. Ondis	04/12/07	—	14,000	11.45	64,820

Everett V. Pizzuti	04/12/07	—	14,000	11.45	64,820

Joseph P. O’Connell	04/12/07	—	10,000	11.45	46,300

Elias G. Deeb	04/12/07	—	6,500	11.45	30,095

Michael Morawetz	04/12/07	—	3,500	11.45	16,205

(a)	Assumptions used in the calculation of these amounts are included in footnote 6 to the Company’s audited financial statements for the fiscal year ended January 31, 2008, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on or around April 16, 2008.

Option Exercises and Stock Vested

The following table provides information on all exercises of options by the Named Executive Officers during the Company’s 2008 fiscal year.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)(a)	Value Realized on Exercise($)(b)	Number of Shares Acquired on Vesting(#)	Value Realized on Vesting($)
Albert W. Ondis	34,375	185,343	—	—

Everett V. Pizzuti	34,375	170,562	—	—

Joseph P. O’Connell	10,312	59,313	—	—

Elias G. Deeb	13,750	125,950	—	—

Michael Morawetz	—	—	—	—

(a)	Number of shares acquired on exercise have been adjusted to reflect the Company’s May 2004 stock dividend and June 2006 stock split.
(b)	Based on difference between the closing market price of the Company’s common stock on the date of exercise and the exercise price of the options.

Compensation of Directors

The Compensation Committee is responsible for reviewing and recommending to the Board of Directors the compensation of the directors of the Company. Messrs. Hopkins, MacLetchie and Viets are paid an annual retainer of $3,500 plus $500 for each Board and committee meeting attended (including attendance through telephonic means). Directors who are also officers or employees of the Company are not entitled to receive any compensation in addition to their compensation for services as officers or employees.

Those directors who are not also officers and employees of the Company have received options to purchase common stock under the Company’s Non-Employee Director Stock Option Plan (the “Director Plan”) as compensation for their services to the Company. Under the Director Plan, Messrs. Hopkins and Viets each received non-qualified options to purchase 1,375 shares of common stock on May 20, 1996, the date the Company’s shareholders approved the Director Plan and Mr. MacLetchie received a non-qualified option to purchase 1,375 shares of common stock upon his initial election to the Board of Directors on May 14, 2002. These options vested six months after the grant date. The Director Plan expired on May 31, 2006. Under the Company’s 2007 Equity Incentive Plan, each non-employee director receives non-qualified options to purchase 5,000 shares of the Company’s common stock upon the adjournment of each annual meeting or special meeting in lieu of an annual meeting of the shareholders of the Company. These options have a term of ten years and become exercisable immediately prior to the occurrence of the next annual meeting following the date the option is granted.

The following Director Compensation table provides information regarding the compensation paid or accrued by each individual who was a director during the 2008 fiscal year.

Name	Total ($)	Fees Earned or Paid in Cash ($)	Option Awards ($)(a)(b)	All Other Compensation
Jacques Hopkins	$25,032	$8,000	$17,032	$0
Graeme MacLetchie	25,032	8,000	17,032	0
Albert W. Ondis(c)	—	—	—	0
Everett V. Pizzuti(c)	—	—	—	0
Hermann Viets	25,032	8,000	17,032	0

(a)	The amounts reflect the dollar amount recognized for financial statement reporting purposes for the fiscal year ended January 31, 2008, in accordance with SFAS 123R for stock options granted to directors pursuant to the Director Plan. Assumptions used in the calculation of these amounts are included in footnote 6 to the Company’s audited financial statements for the fiscal year ended January 31, 2008, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on or around April 16, 2008.
(b)	As of January 31, 2008 each director had the following number of options outstanding: Jacques Hopkins 13,250, Graeme MacLetchie 9,125 and Hermann Viets 13,250.
(c)	See Summary Compensation Table and Outstanding Equity Awards at Fiscal Year End Table for disclosure relating to compensation and outstanding option awards of Messrs. Ondis and Pizzuti.

PART IV

Item 15.	Exhibits and Financial Statement Schedule

(a)(3) Exhibits:

Exhibit Number
(3A)	Articles of Incorporation of the Company and all amendments thereto (filed as Exhibit No. 3A to the Company’s report on Form 10-Q for the quarter ended August 1, 1992 and by this reference incorporated herein).

(3B)	By-laws of the Company as amended to date.

(4)	Specimen form of common stock certificate of the Company (filed as Exhibit No. 4 to the Company’s report on Form 10-K for the year ended January 31, 1985 and by this reference incorporated herein).

(10.1)	Astro-Med, Inc. 1989 Non-Qualified Stock Option Plan, as amended, filed as Exhibit 4.3 to Registration Statement on Form S-8, Registration No. 333-32317 and incorporated by reference herein. *

(10.2)	Astro-Med, Inc. 1989 Incentive Stock Option Plan, as amended, filed as Exhibit 28 to Registration Statement on Form S-8, Registration No. 333-43700, and incorporated by reference herein. *

(10.3)	Astro-Med, Inc. 1993 Incentive Stock Option Plan filed as Exhibit 4.3 to Registration Statement on Form S-8, Registration No. 333-24127, and incorporated by reference herein. *

(10.4)	Astro-Med, Inc. Non-Employee Director Stock Plan filed as Exhibit 4.3 to Registration Statement on Form S-8, Registration No. 333-24123, and incorporated by reference herein. *

(10.5)	Astro-Med, Inc. 1997 Incentive Stock Option Plan, as amended, filed as Exhibit 4.3 to Registration Statements on Form S-8, Registration Nos. 333-32315, 333-93565 and 333-44414, and incorporated by reference herein. *

(10.6)	Astro-Med, Inc. 1998 Non-Qualified Stock Option Plan, as amended, filed as Exhibit 4.3 to Registration Statement on Form S-8, Registration Nos. 333-62431 and 333-63526, and incorporated by reference herein. *

(10.7)	Astro-Med, Inc. 2007 Equity Incentive Plan as filed as Appendix A to the Definitive Proxy Statement filed on Schedule 14A for the 2007 annual shareholders meeting. *

(10.8)	Astro-Med, Inc. Management Bonus Plan (Group III) filed as Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended January 31, 2003 and by this reference incorporated herein. *

(21)	List of Subsidiaries of the Company.

(23.1)	Consent of Grant Thornton LLP

(31.1)	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).

(31.2)	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).

(32.1)	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASTRO-MED, INC.
(Registrant)

By:	/s/ Albert W. Ondis
Name:	Albert W. Ondis
Title:	Chairman and Director (Principal Executive Officer) May 29, 2008