Form 10-Q
period 2008-05-03
ASTRO MED INC /NEW/
filed 2008-06-17
CIK 8146

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 3, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐ .

Indicate by check mark whether the registrant is a large accelerated filer or a non-accelerated filer. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.05 Par Value – 6,999,251 shares

(excluding treasury shares) as of June 2, 2008

ASTRO-MED, INC.

Part I.	FINANCIAL INFORMATION

ASTRO-MED, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	May 3, 2008	January 31, 2008
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$7,978,158	$5,747,937
Securities Available for Sale	10,686,168	11,807,670
Accounts Receivable, Net	11,374,631	12,761,281
Inventories	14,685,329	14,050,619
Prepaid Expenses and Other Current Assets	747,959	1,103,818
Deferred Tax Assets	2,937,504	2,912,688

Total Current Assets	48,409,749	48,384,013
PROPERTY, PLANT AND EQUIPMENT	32,992,154	32,380,536
Less Accumulated Depreciation	(22,041,267)	(21,647,701)

Total Property, Plant and Equipment, Net	10,950,887	10,732,835
OTHER ASSETS
Goodwill	2,336,721	2,336,721
Security available for sale	481,000	—
Other	142,066	245,843

	$62,320,423	$61,699,412

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts Payable	$3,304,303	$3,420,015
Accrued Compensation	1,973,340	2,412,647
Accrued Expenses	1,904,678	2,264,055
Deferred Revenue	787,106	768,863
Income Taxes Payable	148,820	107,674

Total Current Liabilities	8,118,247	8,973,254
Deferred Tax Liabilities	1,822,323	1,766,517
Other Long Term Liabilities	1,601,706	1,604,718

Total Liabilities	11,542,276	12,344,489

SHAREHOLDERS’ EQUITY
Common Stock, $.05 Par Value, Authorized 13,000,000 Shares, Issued 8,178,130 and 8,053,281 Shares at May 3, 2008 and January 31, 2008, respectively	408,911	402,668
Additional Paid-In Capital	33,256,357	32,363,277
Retained Earnings	24,541,041	24,064,440
Treasury Stock, at Cost, 1,179,406 Shares	(8,124,715)	(8,124,715)
Accumulated Other Comprehensive Income	696,553	649,253

Total Shareholders’ Equity	50,778,147	49,354,923

	$62,320,423	$61,699,412

See notes to condensed consolidated financial statements.

ASTRO-MED, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three-Months Ended
	May 3, 2008	May 5, 2007
	(Unaudited)
Net Sales	$18,687,849	$16,406,890
Cost of Sales	10,500,116	9,560,587

Gross Profit	8,187,733	6,846,303
Costs and Expenses:
Selling, General and Administrative	5,666,817	5,126,635
Research and Development	1,226,207	1,098,257

Operating Expenses	6,893,024	6,224,892

Operating Income	1,294,709	621,411
Other Income:
Investment Income	140,758	170,059
Other, Net	35,236	78,562

	175,994	248,621

Income Before Income Taxes	1,470,703	870,032
Income Tax Expense	573,574	348,033

Net Income	$897,129	$521,999

Net Income Per Common Share - Basic	$0.13	$0.08
Net Income Per Common Share - Diluted	$0.12	$0.07
Weighted Average Number of Common Shares Outstanding—Basic	6,936,318	6,832,063
Dilutive effect of options outstanding	507,885	737,755

Weighted Average Number of Common and Common Equivalent Shares Outstanding - Diluted	7,444,203	7,569,818

Dividends Declared Per Common Share	$0.06	$0.05

See notes to condensed consolidated financial statements.

ASTRO-MED, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three-Months Ended
	May 3, 2008	May 5, 2007
	(Unaudited)
Cash Flows from Operating Activities:
Net Income	$897,129	$521,999
Adjustments to Reconcile Net Income to Net Cash Provided by (Used in) Operating Activities:
Depreciation and Amortization	366,784	413,567
Share-Based Compensation	194,874	116,770
Deferred Income Taxes	30,990	178,746
Changes in Assets and Liabilities:
Accounts Receivable	1,386,650	1,400,883
Inventories	(634,710)	(1,269,603)
Income Taxes Payable	38,133	(657,457)
Accounts Payable and Accrued Expenses	(896,153)	(1,230,792)
Other	547,092	64,858

Total Adjustments	1,033,660	(983,028)

Net Cash Provided by (Used in) Operating Activities	1,930,789	(461,029)
Cash Flows from Investing Activities:
Proceeds from Maturities of Securities Available for Sale	2,021,215	355,663
Purchases of Securities Available of Sale	(1,430,000)	(425,000)
Additions to Property, Plant and Equipment	(575,704)	(3,445,059)

Net Cash Provided by (Used in) Investing Activities	15,511	(3,514,396)
Cash Flows from Financing Activities:
Proceeds from Common Shares Issued Under Employee Stock Option and Benefit Plans	704,449	603,767
Dividends Paid	(420,528)	(343,575)

Net Cash Provided by Financing Activities	283,921	260,192
Long Term Investments Designated for Real Estate Purchase Transferred to Cash	—	3,200,000
Net Increase (Decrease) in Cash and Cash Equivalents	2,230,221	(515,233)
Cash and Cash Equivalents, Beginning of Period	5,747,937	4,595,570

Cash and Cash Equivalents, End of Period	$7,978,158	$4,080,337

Supplemental Disclosures of Cash Flow Information:
Cash Paid During the Period for:
Income Taxes, net of refunds	$172,596	$867,083

See notes to condensed consolidated financial statements.

ASTRO-MED, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

May 3, 2008

(1) Basis of Presentation

The accompanying financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments consisting of normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the results of the interim periods included herein. These financial statements do not include all disclosures associated with annual financial statements and, accordingly, should be read in conjunction with footnotes contained in the Company’s annual report on Form 10-K for the year ended January 31, 2008.

(2) Principles of Consolidation

The accompanying consolidated condensed financial statements include the financial statements of Astro-Med, Inc. (the Company) and its wholly-owned subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation.

(3) Net Income Per Common Share

Net income per common share has been computed and presented pursuant to the provisions of Statement of Financial Accounting Standards (SFAS) No. 128, “Earnings Per Share”. Net income per share is based on the weighted average number of shares outstanding during the period. Net income per share assuming dilution is based on the weighted average number of shares and, if dilutive, common equivalent shares for stock options outstanding during the period. For the three-months ended May 3, 2008 and May 5, 2007, the diluted per share amounts do not reflect options outstanding of 161,925 and 150,200, respectively. These outstanding options were not included because the exercise price of the options was greater than the average market price of the underlying stock during the periods presented.

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

ASTRO-MED, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

May 3, 2008

(5) Share-Based Compensation

The Company has one non-qualified stock option plan under which non-qualified options may be granted to officers and key employees and one equity incentive plan under which incentive stock options, non qualified stock options, restricted stock and other equity based awards may be granted to officers and key employees. To date, only options have been granted under these plans. Options granted to employees vest over four years. An aggregate of 1,000,000 shares were authorized for awards under the equity incentive plan. Any options granted under the equity incentive plan must be at an exercise price of not less than fair market value at the date of grant. An aggregate of 1,375,000 shares were authorized for grants under the non-qualified stock option plan at an exercise price of not less than 50% of fair market value at the date of grant.

At May 3, 2008, 910,025 shares under the equity incentive plan and 331,600 shares under the non-qualified stock option plan were available for grants.

The Company has estimated the fair value of each option grant on the date of grant using the Black-Scholes option-pricing model. The volatility assumption is based on the historical weekly price data of the Company’s common stock over a period equivalent to the weighted average expected life of the Company’s options. Management evaluated whether there were factors during that period which were unusual and would distort the volatility figure if used to estimate future volatility and concluded that there were no such factors. In determining the expected life of the option grants, the Company has observed the actual terms of prior grants with similar characteristics, the actual vesting schedule of the grant, and assessed the expected risk tolerance of different option groups. The risk-free interest rate is based on the actual U.S. Treasury zero coupon rates for bonds matching the expected term of the option as of the option grant date. The risk-free interest rate was 3.95% and 4.54% for all options granted in the first quarter of 2009 and 2008, respectively.

The fair value of stock options granted during the quarters ended May 3, 2008 and May 5, 2007 was estimated on the date of grant using the following assumptions:

	Three-Months Ended
	May 3, 2008	May 5, 2007
Risk Free Interest Rate	3.95%	4.54%
Expected Volatility	46.5%	48.1%
Expected Life (in years)	5.0	5.0
Dividend Yield	2.0%	1.9%

The fair value per share for options granted were $3.43 and $3.19 during the first quarter of fiscal 2009 compared to $4.81 and $4.63 during the first quarter of fiscal 2008.

Aggregated information regarding the Company’s stock option plans as of May 3, 2008 is summarized below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Outstanding at January 31, 2008	1,832,686	$5.89	4.0	$7,294,366
Granted	74,975	9.02
Exercised	(123,935)	5.63
Expired or canceled	(11,526)	7.33

Outstanding at May 3, 2008	1,772,200	$6.04	4.6	$4,914,109

Exercisable at May 3, 2008	1,487,711	$5.33	3.9	$4,840,982

Share-based compensation expense was recognized as follows:

	Three Months Ended
	May 3, 2008	May 5, 2007
Cost of Sales	$31,273	$21,222
Selling, General and Administrative	139,385	74,272
Research & Development	24,216	21,276

Reduction in pretax income	194,874	116,770
Income tax benefit	43,128	14,187

Reduction in net income	$151,746	$102,583

As of May 3, 2008 there was $964,023 of unrecognized compensation expense related to unvested options.

The Company has an Employee Stock Purchase Plan allowing eligible employees to purchase shares of common stock at a 15% discount from fair value on the date of purchase. A total of 247,500 shares were initially reserved for issuance under the Plan. During the three months ended May 3, 2008 and May 5, 2007, 914 and 709 shares respectively, were purchased under the plan. As of May 3, 2008, 99,278 shares remain available.

ASTRO-MED, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

May 3, 2008

(6) Comprehensive Income

The Company’s total comprehensive income is as follows:

	Three-Months Ended
	May 3, 2008	May 5, 2007
Comprehensive Income:
Net Income	$897,129	$521,999
Other Comprehensive Income:
Foreign currency translation adjustments, net of tax	100,747	14,636
Unrealized gain (loss) on securities:
Unrealized holding gain (loss) arising during the period, net of tax	(53,447)	91,912

Other Comprehensive Income	47,300	106,548

Comprehensive Income	$944,429	$628,547

(7) Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and include material, labor and manufacturing overhead. The components of inventories were as follows:

	May 3, 2008	January 31, 2008
Materials and Supplies	$8,273,636	8,661,345
Work-In-Process	2,488,992	1,735,972
Finished Goods	3,922,701	3,653,302

	$14,685,329	14,050,619

(8) Income Taxes

Income tax expense of $573,574 was recorded in the first quarter of the current year which is equal to an effective tax rate of 39%. This compares to an income tax expense of $348,033 in the first quarter of the prior year which is equal to an effective tax rate of 40%.

Effective February 1, 2007, the Company adopted FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement 109” (“FIN 48”). FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on a tax return, including a decision whether to file or not to file in a particular jurisdiction. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement.

As of May 3, 2008, the Company had cumulative unrecognized tax benefits of $1,326,063. As of January 31, 2008 the Company had cumulative unrecognized tax benefits of $1,372,767. The decrease in the cumulative unrecognized tax benefits is a result of decreases in tax positions for prior years resulting from the effect of the foreign currency translation. The Company continues to recognize accrued interest and penalties related to unrecognized tax benefits in the income tax provision. During the three months ended May 3, 2008, approximately $20,000 of interest before tax benefits was accrued.

ASTRO-MED, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

May 3, 2008

(9) Segment Information

The Company reports three reporting segments consistent with its sales product groups: Test & Measurement (T&M); QuickLabel Systems (QuickLabel) and Grass Technologies (GT). The Company evaluates segment performance based on the segment profit before corporate and financial administration expenses.

Summarized below are the sales and segment operating profit for each reporting segment for the three-months ended May 3, 2008 and May 5, 2007.

	Sales		Segment Operating Profit
	May 3, 2008	May 5, 2007	May 3, 2008	May 5, 2007
T&M	$3,960,000	$3,465,000	$628,000	$412,000
QuickLabel	9,749,000	8,916,000	1,010,000	913,000
GT	4,979,000	4,026,000	747,000	234,000

Total	$18,688,000	$16,407,000	2,385,000	1,559,000

Corporate Expenses			1,090,000	938,000

Operating Income			1,295,000	621,000
Other Income, Net			176,000	249,000

Income Before Income Taxes			1,471,000	870,000
Income Tax Expense			574,000	348,000

Net Income			$897,000	$522,000

(10) New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under SFAS No. 157, fair value measurements would be separately disclosed by level within the fair value hierarchy. The provisions of SFAS No. 157 are effective for the fiscal years beginning after November 15, 2007. However, in February 2008, the FASB issued FASB Staff Position No. 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”) that amended SFAS No. 157 to delay the effective date for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (that is, at least annually). FSP 157-2 defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope. We are currently evaluating the effect, if any, that the adoption of items deferred under FSP 157-2 may have on our financial statements. As referenced in Note 12, during the first quarter of the current fiscal year the Company adopted the provisions of SFAS 157 for financial assets and liabilities.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115”, (“SFAS No. 159”). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS No. 159 had no impact on our financial statements.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations” (“SFAS No. 141(R)”). This statement improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. It establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement is effective for fiscal years beginning after December 15, 2008. This statement will have no effect on our financial statements until such time as we acquire another entity.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB No. 133”. (“SFAS No. 161”). This statement amends SFAS No. 133 by requiring enhanced disclosures about an entity’s derivative instruments and hedging activities, but does not change SFAS No. 133’s scope or accounting. SFAS No. 161 requires increased qualitative, quantitative and credit-risk disclosures about the entity’s derivative instruments and hedging activities. SFAS 161 is effective for fiscal years, and interim periods within those fiscal years, beginning after November 15, 2008, with earlier adoption permitted. As we do not currently engage in activities accounted for under the provision of SFAS No. 133, the adoption of SFAS No. 161 had no impact on our financial statements.

(11) Securities Available for Sale

Pursuant to our investment policy, securities available for sale may include corporate debt securities, governmental obligations and state and municipal securities with various contractual or anticipated maturity dates, including Auction Rate Securities. Governmental obligations include U.S. Government and Federal Agency securities. Auction rate securities are a type of long-term state and municipal securities issued in the form of variable rate bonds having interest rate resets through a modified Dutch auction, at predetermined short-term intervals, usually every 7, 28 or 35 days.

At May 3, 2008 we had approximately $4,605,016 invested in AAA-rated municipal auction rate securities of which $481,000 is invested in a state sponsored entity engaged in the business of investing in student loans. Beginning in February 2008, a decrease in liquidity in the global credit markets caused auctions to fail for substantially all of the remaining municipal auction rate securities we held. When these auctions failed to clear, higher interest rates for many of those securities went into effect. However, the principal amounts of those securities will not be accessible until a successful auction occurs, a buyer is found outside of the auction process, the issuer calls the security, the issuer repays principal over time from cash flows prior to final maturity, or the security matures according to contractual terms ranging from one to 30 years. We continue to believe that the credit quality of our auction rate securities is high and we expect that we will receive the principal amounts of these securities through one of the means described above.

We continue to classify our auction rate securities, except for the one security for $481,000 noted above, as a current asset as market information we have been able to obtain indicates that these securities will be refunded by the issuers during the next year.

ASTRO-MED, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

May 3, 2008

(12) Fair Value

Effective February 1, 2008, we adopted certain provisions of SFAS No. 157 which describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value. See note 10 for a further description of this standard. The fair value hierarchy is summarized as follows:

•	Level 1 - Quoted prices in active markets for identical assets or liabilities;

•

Level 2 - Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and

•	Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The following table represents the fair value hierarchy for our financial assets (cash, cash equivalents and investments in marketable securities) measured at fair value on a recurring basis as of May 3, 2008

	Level 1	Level 2	Level 3	Total
Cash	$3,048,962	$—	$—	$3,048,962
Money market funds	4,929,196	$—	$—	$4,929,196
Governmental	495,152	—	—	495,152
State and municipal	5,367,000	—	—	5,367,000
Variable rate demand notes	700,000	—	—	700,000
Auction rate securities	—	—	4,605,016	4,605,016

Total	$14,540,310	$—	$4,605,016	$19,145,326

Level 3 assets consist of auction rate securities whose underlying assets are backed by either municipal assets or state-issued student and educational loans. They are variable rate bonds tied to short-term interest rates with maturities on the face of the securities in excess of 90 days and have interest rate resets through a modified Dutch auction, at predetermined short-term intervals, usually every 7, 28 or 35 days. Auction rate securities traded at par value and are callable at par value at the option of the issuer. Interest received during a given period is based upon the interest rate determined through the auction process. While we continue to earn interest on our auction rate securities at maximum contractual rates, these investments are not currently trading and therefore do not currently have a readily determinable market value. Therefore, the estimated fair value of auction rate securities no longer approximates par value. Accordingly, we recorded an unrealized loss of approximately $69,984 related to our auction rate securities as of May 3, 2008. We believe this unrealized loss is primarily attributable to the limited liquidity of these investments and have no reason to believe that any of the underlying issuers are presently at risk of default. The following table provides a summary of changes in fair value of the Company’s auction rate securities as of May 3, 2008:

Balance at January 31, 2008	$6,250,000
Transferred to variable rate demand notes	(700,000)
Sales	(1,350,000)
Purchases	475,000
Unrealized loss included in other comprehensive income	(69,984)

Balance at May 3, 2008	$4,605,016

During the first quarter of fiscal 2009 the Company’s investment advisor redefined variable rate demand notes as fixed income municipal securities as these investments continue to trade in a liquid market.

We have also adopted the provisions of FSP 157-2 delaying the effective date of SFAS No. 157 by one year for nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements.

ASTRO-MED, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

May 3, 2008

(13) Restructuring

The following table summarizes the activity and balances of the reserve established for the Italy and Netherlands restructuring:

	Severance	Lease	Other	Total
Balance at January 31, 2008	$207,230	$33,701	$58,830	$299,761
Reserve transfer	(52,000)	—	52,000	—
Utilization of reserve	(138,060)	(21,643)	(105,230)	(264,933)

Balance at May 3, 2008	$17,170	$12,058	$5,600	$34,828

The Company expects to complete the utilization of the reserve related to this restructuring by the end of fiscal 2009.

ASTRO-MED, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Business Overview

This section should be read in conjunction with the Condensed Consolidated Financial Statements of the Company included elsewhere herein and the Company’s Form 10-K for the fiscal year ended January 31, 2008.

The Company develops and manufactures systems that have the ability to acquire, process, analyze, store and present electronic data in a variety of useable forms. The Company sells its product under brand names including Astro-Med Test & Measurement (T&M), QuickLabel Systems (QuickLabel) and Grass Technologies (GT). Products sold under the Astro-Med brand acquire and record data and print the output onto charts or electronic media. Products sold under the QuickLabel Systems brand create product and packaging labels and tags in one or many colors. Products sold under the Grass Technologies brand electronically capture and record neurological data that is used to diagnose epilepsy or to study sleep disorders. The Company supplies a range of products that include hardware, software and consumables to customers who are in a variety of industries.

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

Products sold under the QuickLabel System brand include a family of digital color label printers including the Vivo!, the first electrophotographic roll-to-roll printer, the QLS-4100 XE, QLS-8100 XE, QLS-2000 and QLS-3000 thermal transfer label printers, the ZEO inkjet printer which was introduced in fiscal 2008, as well as a line of monochrome thermal transfer digital label printers including the Pronto! Series. This Series includes four models used in printing bar code labels. QuickLabel digital color label printers are sold via a direct sales force throughout the US, Canada and Western Europe, and serviced by a factory-trained, direct technical support staff. In the rest of the world, QuickLabel uses a broad network of dealers to sell and support its products. QuickLabel’s unique labeling solutions are aimed at label printing applications in which product packaging requires frequent content changes. QuickLabel digital color label printers fill a critical need in environments that require on-demand flexibility to package multiple product variations, and to add value to the product itself, as in private labeling, to produce OEM packaging, and to customize virtually any product. Industries that require instant label production flexibility include food and beverage, foodservice distribution, grocery retailing, chemical and sanitary supplies, pharmaceutical and medical products, personal care products, advertising specialties, tire manufacturing and apparel. Custom QuickLabel, a custom label creation software package, is an integral part of the QuickLabel printing system, and was designed by the same team of engineers who designed the digital label printers. The latest generation of QuickLabel’s proprietary user-friendly label creation software offers significant new tools for simplifying label creation and for controlling and enhancing label output. The Company’s patented MicroCell® half-toning algorithms have been improved in this latest version of the software, so that printers driven by Custom QuickLabel now render process-color print quality that closely approximates digital artwork. QuickLabel digital label printers generate revenue through label, tag, thermal transfer ribbon and toner cartridge consumables sales. The Company engineers and manufactures unique printing supplies especially for use in optimizing the performance of the QuickLabel brand of digital label printers.

Products sold under the Grass Technologies (GT) brand include systems, instruments and software products to detect, amplify and display the electrical activity of the human brain commonly called electroencephalography (EEG). EEG data is used by clinicians to diagnose epilepsy and other neurological conditions including sleep apnea. Included in the GT line of products are the Comet, the Aura, the wireless Aura PSG, and the Beehive. These systems are all operated under the Twin software system, a Windows-based multi-module software program developed by the Company over the past six years. Included also is a line of amplifiers, electrodes, transducers and stimulators used by clinicians and researchers. Products sold under the Grass Technologies brand are sold to hospitals, sleep centers, clinics and doctors offices. All GT clinical products which are connected to the human body are approved by the Food and Drug Administration (FDA).

ASTRO-MED, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Results of Operations

Three-Months Ended May 3, 2008 vs. Three-Months Ended May 5, 2007

	May 3, 2008	Sales as a % of Total Sales	May 5, 2007	Sales as a % of Total Sales	% Increase Over Prior Year
T&M	$3,960,000	19.7%	$3,465,000	21.1%	6.5%
QuickLabel	9,749,000	52.2%	8,916,000	54.3%	9.3%
GT	4,979,000	28.1%	4,026,000	24.6%	23.7%

Total	$18,688,000	100.0%	$16,407,000	100.0%	13.9%

Sales revenue in the first quarter was $18,688,000, up 13.9% from the prior year’s first quarter sales revenue of $16,407,000. Sales through each of the Company’s product groups increased with T&M increasing 6.5%, QuickLabel increasing 9.3% and GT increasing 23.7%. Sales through the Company’s domestic channel of distribution were $13,037,000, up 9.1% from the prior year. Sales through the Company’s international channel of distribution were $5,651,000, up 26.7% from the prior year. Excluding the $473,000 favorable impact of the change in foreign exchange rates, international sales would have increased 16.1%.

Hardware sales in the quarter were $8,956,000 reflecting a 25.1% increase from the prior year’s hardware sales of $7,161,000. Each product group experienced increases in hardware sales with T&M increasing 16.8%, QuickLabel increasing 21.5% and GT increasing 37.1%.

The Company’s consumable sales continue to expand with the first quarter volume reaching $8,359,000, reflecting an increase of 5.7% from the prior year’s consumable sales of $7,907,000. The increase was driven by the Quicklabel Consumables which were up 6.5% from the prior year. T&M and GT consumable sales were essentially flat.

Sales of the Company’s service and other related-product revenue in the quarter was $1,374,000, up 2.6% from the prior year’s service and other related product revenue of $1,339,000.

Gross profit dollars were $8,187,733, generating a gross profit margin of 43.8% in the quarter which was higher than the prior year’s gross profit margin of 41.7%. The gross margin increase was the result of an improvement in product mix associated with the higher hardware sales and improved manufacturing absorption associated with the higher sales volume.

Operating expenses were $6,893,024 for the quarter compared to $6,224,892 for the same quarter in the prior year. Selling & Marketing expenses increased 8.6% from the prior year as a result of additional personnel costs, commission expenses, advertising expenses and trade show expenses. G&A increased 18.1% as a result of personnel costs and professional fees. As a percent of sales SG&A decreased to 30.3% from 31.2% in the prior year. Research and development spending increased 11.6% as a result of increases in personnel costs and outside development expenses. R&D expenses represented 6.6% of sales which was consistent with the prior year. Operating income was $1,294,709 which was up 108% from the prior year. Operating margins were 6.9% which was up from the prior year’s operating margin of 3.8%.

Other income was $175,994 for the quarter, down 29.2% from the prior year. The decrease was driven by lower investment income and lower foreign currency transaction gains.

An income tax expense of $573,574 was recorded in the first quarter of the current year which was equal to an effective tax rate of 39.0%. This compares to an income tax expense of $348,033 in the first quarter of the prior year which was equal to an effective tax rate of 40.0%.

Net income in the first quarter was $897,129 reflecting a 4.8% return on sales and an EPS of $0.12 per diluted share. For the comparable period in the previous year, net income was $521,999, reflecting a 3.2% return on sales and an EPS of $0.07 per diluted share.

ASTRO-MED, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Results of Operations (Continued)

Three-Months Ended May 3, 2008 vs. Three-Months Ended May 5, 2007

The Company reports three reporting segments consistent with its sales product groups: Test & Measurement (T&M); QuickLabel Systems (QuickLabel) and Grass-Technologies (GT). The Company evaluates segment performance based on the segment profit before corporate and financial administration expenses.

Summarized below are the sales and segment operating profit for each reporting segment.

	Sales		Segment Operating Profit
	May 3, 2008	May 5, 2007	May 3, 2008	May 5, 2007
T&M	$3,960,000	$3,465,000	$628,000	$412,000
QuickLabel	9,749,000	8,916,000	1,010,000	913,000
GT	4,979,000	4,026,000	747,000	234,000

Total	$18,688,000	$16,407,000	2,385,000	1,559,000

Corporate Expenses			1,090,000	938,000

Operating Income			1,295,000	621,000
Other Income, Net			176,000	249,000

Income Before Income Taxes			1,471,000	870,000
Income Tax Expense			574,000	348,000

Net Income			$897,000	$522,000

Test & Measurement

T&M sales were $3,960,000 for the quarter compared to $3,465,000 in the prior year. The increase of $495,000, or 14.3%, was primarily driven by higher Dash sales. Ruggedized products were up slightly while Everest sales were down slightly. Consumable sales were down slightly and Service & Other were up slightly from the prior year. Gross profit margins increased as a result of improved product mix and higher volume. Operating expenses increased 17.6% due to higher foreign selling expense. Segment operating margins were 15.9% for the quarter which was up from the prior year’s segment operating margins of 11.9%.

QuickLabel Systems

QuickLabel sales were $9,749,000 for the quarter compared to $8,916,000 in the prior year. The increase of $833,000, or 9.3%, was driven by an increase in both hardware and consumable sales. Hardware sales increased 21.4% for the quarter while consumable sales increased 6.5%. Gross profit margins were essentially flat in the quarter. Operating expenses increased 8.5% as a result of higher personnel costs and higher commission expense associated with the increase in sales. Segment operating margins were 10.4% for the quarter which was consistent with the prior year’s segment operating margins of 10.2%.

Grass Technologies

GT sales were $4,979,000 for the quarter compared to $4,026,000 in the prior year. The increase of $953,000 or 23.7% was primarily driven by increases within sleep system sales and research product sales. Consumable sales increased 4.8% during the quarter. Gross profit margins were higher for the quarter due to better product mix associated with the sleep system sales and improved manufacturing absorption resulting from the increase in sales volume. Operating expenses increased 6.3% due to higher commission costs associated with the higher sales. Segment operating margins were 15.0% for the quarter which was up significantly from the prior year’s segment operating margins of 5.8%.

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

The Company’s Statements of Cash Flows for the three-months ended May 3, 2008 and May 5, 2007 are included on page 5. Net cash flow provided by operating activities for the current quarter was $1,930,789 versus $461,029 used in the first quarter of the previous year. The favorable change in the current quarter cash flow over the prior year can be attributed to the increase in net income and better management of working capital. The accounts receivable balance decreased 10.9% to $11,374,631, down from $12,761,281 at year-end. The cash collection cycle also improved to 52 net days sales outstanding at the end of the quarter as compared to the 58 days sales outstanding at year-end. Inventory increased 4.5% to $14,685,329, up from $14,050,619 at year-end. Net days inventory on hand were 126 days at the end of the quarter which was consistent with year-end.

ASTRO-MED, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Financial Condition (Continued)

Cash and investments at the end of the first quarter totaled $19,145,326 up 9.1% from $17,555,607 at year-end. The increase in cash and investments can be attributed to cash provided by operations of $1,930,789 and cash proceeds of $704,449 received from common shares issued under employee stock option and benefit plans partially offset by capital expenditures of $575,704 and the payment of dividends of $420,528.

Critical Accounting Policies, Commitments and Certain Other Matters

In the Company’s Form 10-K for the fiscal year ended January 31, 2008, the Company’s most critical accounting policies and estimates upon which our financial status depends were identified as those relating to revenue recognition, warranty claims, bad debt, inventories and long-lived assets. We considered the disclosure requirements of Financial Release (“FR”) 60 (“FR-60”) regarding critical accounting policies and FR-61 regarding liquidity and capital resources, certain trading activities and related party/certain other disclosures, and concluded that nothing materially changed during the quarter that would warrant further disclosure under these releases.

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

Astro-Med, Inc.’s exposure to market risk has not changed materially from its exposure at January 31, 2008 as set forth in Item 7A of our Form 10-K for the fiscal year ended January 31, 2008.

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

There is no change to the Risk Factors disclosed in Item 1A to the Company’s Form 10-K for the fiscal year ended January 31, 2008.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On August 16, 2004, the Company announced that its Board of Directors had approved the repurchase of 600,000 shares of common stock. This is an ongoing authorization without any expiration date. The Company made no purchases of its common stock pursuant to this authority during the first quarter of fiscal 2009. Currently, the Company can repurchase an additional 392,289 shares under the current program.

Item 6.	Exhibits

(a) Exhibits:

The following exhibits are filed as part of this report on Form 10-Q:

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) — SOX 302

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) — SOX 302

32.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b) and 18 U.S.C. 1350 — SOX 906

32.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b) and 18 U.S.C. 1350 — SOX 906

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASTRO-MED, INC.
(Registrant)

Date: June 17, 2008	By	/s/ A.W. Ondis
A.W. Ondis, Chairman and Chief Executive Officer
(Principal Executive Officer)

	By	/s/ Joseph P. O’Connell
Joseph P. O’Connell Senior Vice President, Treasurer and Chief Financial Officer
(Principal Financial Officer)