Form 10-Q
period 2008-08-02
ASTRO MED INC /NEW/
filed 2008-09-09
CIK 8146

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 2, 2008

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

Common Stock, $.05 Par Value – 7,002,847 shares

(excluding treasury shares) as of August 29, 2008

ASTRO-MED, INC.

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ASTRO-MED, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	August 2, 2008	January 31, 2008
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$12,534,481	$5,747,937
Securities Available for Sale	7,402,129	11,807,670
Accounts Receivable, Net	11,979,754	12,761,281
Inventories	13,597,577	14,050,619
Prepaid Expenses and Other Current Assets	597,935	1,103,818
Deferred Tax Assets	2,937,807	2,912,688

Total Current Assets	49,049,683	48,384,013
PROPERTY, PLANT AND EQUIPMENT	33,311,569	32,380,536
Less Accumulated Depreciation	(22,395,329)	(21,647,701)

Property, Plant and Equipment, Net	10,916,240	10,732,835
OTHER ASSETS
Goodwill	2,336,721	2,336,721
Security Available for Sale	478,180	—
Other	126,142	245,843

TOTAL ASSETS	$62,906,966	$61,699,412

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts Payable	$2,642,290	$3,420,015
Accrued Compensation	2,107,822	2,412,647
Accrued Expenses	1,843,819	2,264,055
Deferred Revenue	874,096	768,863
Income Taxes Payable	400,174	107,674

Total Current Liabilities	7,868,201	8,973,254
Deferred Tax Liabilities	1,609,635	1,766,517
Other Long Term Liabilities	1,599,363	1,604,718

Total Liabilities	11,077,199	12,344,489

SHAREHOLDERS’ EQUITY
Common Stock, $.05 Par Value, Authorized 13,000,000 shares; Issued and outstanding 8,179,685 and 8,053,281 shares at August 2, 2008 and January 31, 2008, respectively	408,989	402,668
Additional Paid-In Capital	33,353,976	32,363,277
Retained Earnings	25,278,298	24,064,440
Treasury Stock, at Cost, 1,179,406 Shares	(8,124,715)	(8,124,715)
Accumulated Other Comprehensive Income	913,219	649,253

Total Shareholders’ Equity	51,829,767	49,354,923

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$62,906,966	$61,699,412

See Notes to unaudited condensed consolidated financial statements.

ASTRO-MED, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended (Unaudited)		Six Months Ended (Unaudited)
	August 2, 2008	August 4, 2007	August 2, 2008	August 4, 2007
Net Sales	$19,783,613	$18,694,484	$38,471,462	$35,101,374
Cost of Sales	11,102,957	10,863,924	21,603,073	20,424,510

Gross Profit	8,680,656	7,830,560	16,868,389	14,676,864
Costs and Expenses:
Selling, General and Administrative	5,553,086	5,433,462	11,219,903	10,560,098
Research and Development	1,199,134	1,134,848	2,425,341	2,233,105

Operating Expenses	6,752,220	6,568,310	13,645,244	12,793,203

Operating Income	1,928,436	1,262,250	3,223,145	1,883,661
Other Income (Expense):
Investment Income	121,143	149,814	261,901	319,873
Other, Net	(59,913)	64,236	(24,677)	142,798

	61,230	214,050	237,224	462,671

Income Before Income Taxes	1,989,666	1,476,300	3,460,369	2,346,332
Income Tax Provision	835,454	590,556	1,409,028	938,589

Net Income	$1,154,212	$885,744	$2,051,341	$1,407,743

Net Income per Common Share:
Basic	$0.16	$0.13	$0.29	$0.20
Diluted	$0.15	$0.12	$0.27	$0.19
Weighted Average Number of Shares Outstanding:
Basic	6,999,303	6,901,265	6,966,642	6,866,104
Diluted	7,522,713	7,577,748	7,482,289	7,573,223
Dividends Declared Per Common Share	$0.06	$0.05	$0.12	$0.10

See Notes to unaudited condensed consolidated financial statements.

ASTRO-MED, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	August 2, 2008	August 4, 2007
	(Unaudited)
Cash Flows from Operating Activities:
Net Income	$2,051,341	$1,407,743
Adjustments to Reconcile Net Income to Net Cash Provided by (Used in) Operating Activities:
Depreciation and Amortization	741,591	806,101
Share-Based Compensation	280,381	271,076
Deferred Income Taxes	(182,001)	303,971
Excess Tax Benefit from Share-Based Compensation	—	(107,920)
Changes in Assets and Liabilities:
Accounts Receivable	781,527	(719,481)
Inventories	453,042	(893,470)
Other	949,275	185,094
Income Taxes Payable	287,145	(285,877)
Accounts Payable and Accrued Expenses	(1,397,553)	(1,637,584)

Total Adjustments	1,913,407	(2,078,090)

Net Cash Provided by (Used in) Operating Activities	3,964,748	(670,347)

Cash Flows from Investing Activities:
Proceeds from Maturities of Securities Available for Sale	5,461,215	2,464,828
Purchases of Securities Available for Sale	(1,580,000)	(2,185,000)
Additions to Property, Plant and Equipment	(938,575)	(3,729,467)

Net Cash Provided by (Used in) Investing Activities	2,942,640	(3,449,639)

Cash Flows from Financing Activities:
Proceeds from Common Shares Issued Under Employee Benefit Plans and Exercises of Stock Options	716,639	729,381
Excess Tax Benefit from Share-Based Compensation	—	107,920
Dividends Paid	(837,483)	(688,836)

Net Cash Provided by (Used in) Financing Activities	(120,844)	148,465
Long Term Investments Designated for Real Estate Purchase Transferred to Cash	—	3,200,000

Net Increase (Decrease) in Cash and Cash Equivalents	6,786,544	(771,521)
Cash and Cash Equivalents, Beginning of Period	5,747,937	4,595,570

Cash and Cash Equivalents, End of Period	$12,534,481	$3,824,049

Supplemental Disclosures of Cash Flow Information:
Cash Paid During the Period for Income Taxes, Net of Refunds	$858,647	$986,415
Non-Cash Transfer of Demonstration Equipment from Fixed Assets to Inventories	$—	$249,514
Reclassification of Investment Security to Non-Current Assets	$478,180	$—

See Notes to unaudited condensed consolidated financial statements.

ASTRO-MED, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

August 2, 2008

(1) Basis of Presentation

The accompanying financial statements have been prepared by Astro-Med, Inc. (the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments consisting of normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the results of the interim periods included herein. Results of operations for the interim periods presented herein are not necessarily indicative of the results that may be expected for the full year. These financial statements do not include all disclosures associated with annual financial statements and, accordingly, should be read in conjunction with footnotes contained in the Company’s annual report on Form 10-K for the year ended January 31, 2008.

(2) Principles of Consolidation

The accompanying consolidated condensed financial statements include the financial statements of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation.

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

	Three Months Ended		Six Months Ended
	August 2, 2008	August 4, 2007	August 2, 2008	August 4, 2007
Weighted Average Common Shares Outstanding – Basic	6,999,303	6,901,265	6,966,642	6,866,104
Effect of Dilutive Options	523,410	676,483	515,647	707,119

Weighted Average Common Shares Outstanding – Diluted	7,522,713	7,577,748	7,482,289	7,573,223

For the three months and six months ended August 2, 2008, the diluted per share amounts do not reflect options outstanding of 179,600 and 170,763, respectively. For the three months and six months ended August 4, 2007, the diluted per share amounts do not reflect options outstanding of 150,200 and 157,300, respectively. These outstanding options were not included because the exercise price of the options was greater than the average market price of the underlying stock during the periods presented.

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

Infrequently, the Company recognizes revenue for non-recurring engineering (NRE) fees for product modification orders upon completion of agreed-upon milestones. Revenue is deferred for any amounts received prior to completion of milestones. Certain of our NRE arrangements include formal customer acceptance provisions. In such cases, the Company determines whether they have obtained customer acceptance for the specific milestone before recognizing revenue.

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

ASTRO-MED, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

August 2, 2008

(5) Share-Based Compensation

The Company has one equity incentive plan (the “Plan”) under which incentive stock options, non-qualified stock options, restricted stock and other equity based awards may be granted to officers and key employees. To date, only options have been granted under this Plan. Options granted to employees vest over four years. An aggregate of 1,000,000 shares were authorized for awards under the Plan. The exercise price of each stock option will be established at the discretion of the Compensation Committee; however, any incentive stock options granted must be at an exercise price of not less than fair market value at the date of grant. The Plan provides for an automatic annual grant of ten-year options to purchase 5,000 shares of stock to each non-employee director upon the adjournment of each shareholder meeting. Each such option is exercisable at the fair market value as of the grant date and vests immediately prior to the next succeeding annual shareholders meeting. During the second quarter of fiscal 2009, 15,000 options were awarded to non-employee directors pursuant to the Plan. At August 2, 2008, 895,025 shares under the Plan were available for grant.

The Company has estimated the fair value of each option on the date of grant using the Black-Scholes option-pricing model. The volatility assumption is based on the historical weekly price data of the Company’s common stock over a period equivalent to the weighted average expected life of the Company’s options. Management evaluated whether there were factors during that period which were unusual and would distort the volatility figure if used to estimate future volatility and concluded that there were no such factors. In determining the expected life of the option grants, the Company has observed the actual terms of prior grants with similar characteristics, the actual vesting schedule of the grant, and assessed the expected risk tolerance of different option groups. The risk-free interest rate is based on the actual U.S. Treasury zero coupon rates for bonds matching the expected term of the option as of the option grant date. The risk-free interest rate was 3.13% for all options granted in the second quarter of fiscal 2009.

The fair value of stock options granted during the six months ended August 2, 2008 and August 4, 2007 was estimated on the date of grant using the following assumptions:

	Six Months Ended
	August 2, 2008	August 4, 2007
Risk Free Interest Rate	3.13% - 3.95%	4.5%
Expected Volatility	46.5%	48.1%
Expected Life (in years)	5.0	5.0
Dividend Yield	2.0%	1.9%

The fair value per share for options granted were $3.43 and $3.19 during the first quarter of fiscal 2009 and $3.65 during the second quarter of fiscal 2009 compared to $4.81 and $4.79 during the first and second quarter of fiscal 2008.

Aggregated information regarding the Company’s stock option plans as of August 2, 2008 is summarized below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Outstanding at January 31, 2008	1,832,686	$5.89	4.0	$7,294,366
Granted	89,975	9.16
Exercised	(123,935)	5.63
Expired or canceled	(26,957)	8.27

Outstanding at August 2, 2008	1,771,769	$6.04	4.3	$4,996,567

Exercisable at August 2, 2008	1,483,179	$5.32	3.5	$4,920,447

Share-based compensation expense was recognized as follows:

	Three Months Ended		Six Months Ended
	August 2, 2008	August 4, 2007	August 2, 2008	August 4, 2007
Cost of Sales	$16,139	$25,304	$47,412	$46,526
Selling, General and Administrative	56,869	103,635	196,254	177,907
Research & Development	12,499	25,367	36,715	46,643

Reduction in Pretax Income	85,507	154,306	280,381	271,076
Income Tax Benefit	18,039	23,702	61,167	37,889

Reduction in Net Income	$67,468	$130,604	$219,214	$233,187

As of August 2, 2008 there was $843,561 of unrecognized compensation expense related to unvested options.

The Company has an Employee Stock Purchase Plan allowing eligible employees to purchase shares of common stock at a 15% discount from fair value on the date of purchase. A total of 247,500 shares were initially reserved for issuance under the Plan. During the quarters ended August 2, 2008 and August 4, 2007, 1,555 and 747 shares were purchased under the Plan. During the six months ended August 2, 2008 and August 4, 2007, 2,469 and 1,456 shares were purchased under the Plan. As of August 2, 2008, 97,723 shares remain available.

ASTRO-MED, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

August 2, 2008

(6) Comprehensive Income

The Company’s comprehensive income is as follows:

	Three Months Ended		Six Months Ended
	August 2, 2008	August 4, 2007	August 2, 2008	August 4, 2007
Net Income	$1,154,212	$885,744	$2,051,341	$1,407,743
Other Comprehensive Income:
Foreign currency translation adjustments, net of tax	213,911	38,008	314,659	129,920
Unrealized holding gain (loss) arising during the period, net of tax	2,755	(5,128)	(50,693)	9,509

Other Comprehensive Income	216,666	32,880	263,966	139,429

Comprehensive Income	$1,370,878	$918,624	$2,315,307	$1,547,172

(7) Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and include material, labor and manufacturing overhead. The components of inventories were as follows:

	August 2, 2008	January 31, 2008
Materials and Supplies	$8,331,228	$8,661,345
Work-In-Process	1,647,528	1,735,972
Finished Goods	3,618,821	3,653,302

	$13,597,577	$14,050,619

(8) Income Taxes

The Company’s effective tax rates for the periods presented herein are as follows:

	Three Months Ended	Six Months Ended
Fiscal 2009	42.0%	40.7%
Fiscal 2008	40.0%	40.0%

The increase in the effective tax rate to 42.0% for the three months ended August 2, 2008 was due to a discrete charge of $59,484 related to the payment of additional state franchise taxes.

Effective February 1, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48 “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement 109” (“FIN 48”). FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on a tax return, including a decision whether to file or not to file in a particular jurisdiction. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement.

As of August 2, 2008, the Company had cumulative unrecognized tax benefits of $1,367,985 compared to $1,372,767 as of January 31, 2008. The Company continues to recognize accrued interest and penalties related to unrecognized tax benefits in the income tax provision. As of August 2, 2008 approximately $40,000 of interest was accrued.

ASTRO-MED, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

August 2, 2008

(9) Segment Information

The Company reports three reporting segments consistent with its sales product groups: Test & Measurement (T&M); QuickLabel Systems (QuickLabel) and Grass Technologies (GT). The Company evaluates segment performance based on the segment profit before corporate and financial administration expenses.

Summarized below are the Net Sales and Segment Operating Profit for each reporting segment for three months ended August 2, 2008 and August 4, 2007:

	Net Sales		Segment Operating Profit
	August 2, 2008	August 4, 2007	August 2, 2008	August 4, 2007
T&M	$4,490,000	$4,500,000	$882,000	$888,000
QuickLabel	10,633,000	9,661,000	1,522,000	1,075,000
GT	4,661,000	4,533,000	587,000	340,000

Total	$19,784,000	$18,694,000	2,991,000	2,303,000

Corporate Expenses			1,063,000	1,040,000

Operating Income			1,928,000	1,263,000
Other Income, Net			61,000	213,000

Income Before Income Taxes			1,989,000	1,476,000
Income Tax Provision			835,000	590,000

Net Income			$1,154,000	$886,000

Summarized below are the Net Sales and Segment Operating Profit for each reporting segment for the six months ended August 2, 2008 and August 4, 2007:

	Net Sales		Segment Operating Profit
	August 2, 2008	August 4, 2007	August 2, 2008	August 4, 2007
T&M	$8,450,000	$7,965,000	$1,510,000	$1,300,000
QuickLabel	20,382,000	18,577,000	2,532,000	1,987,000
GT	9,640,000	8,559,000	1,334,000	575,000

Total	$38,472,000	$35,101,000	5,376,000	3,862,000

Corporate Expenses			2,153,000	1,978,000

Operating Income			3,223,000	1,884,000
Other Income, Net			237,000	462,000

Income Before Income Taxes			3,460,000	2,346,000
Income Tax Provision			1,409,000	938,000

Net Income			$2,051,000	$1,408,000

(10) New Accounting Pronouncements

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB No. 133”. (“SFAS No. 161”). This statement amends SFAS No. 133 by requiring enhanced qualitative, quantitative and credit-risk disclosures about an entity’s derivative instruments and hedging activities, but does not change SFAS No. 133’s scope or accounting. SFAS 161 is effective for fiscal years, and interim periods within those fiscal years, beginning after November 15, 2008, with earlier adoption permitted. As we do not currently engage in activities accounted for under the provision of SFAS No. 133, the adoption of SFAS No. 161 is not expected to have any impact on our financial statements.

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

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations” (“SFAS No. 141(R)”). This statement improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. It establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement is effective for fiscal years beginning after December 15, 2008. This statement is not expected to have any effect on our financial statements until such time as we acquire another entity.

ASTRO-MED, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

August 2, 2008

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

At August 2, 2008 the Company had approximately $2,845,175 invested in AAA-rated municipal auction rate securities of which $478,180 is invested in a state-sponsored entity engaged in the business of investing in student loans. Beginning in February 2008, a decrease in liquidity in the global credit markets caused auctions to fail for substantially all of the remaining municipal auction rate securities we held. When these auctions failed to clear, higher interest rates for many of those securities went into effect. However, the principal amounts of those securities have not been considered accessible until a successful auction occurs, a buyer is found outside of the auction process, the issuer calls the security, the issuer repays principal over time from cash flows prior to final maturity, or the security matures according to contractual terms ranging from one to 30 years. The Company’s auction rate securities were acquired through the brokerage service of UBS Financial Services Inc., a subsidiary of UBS AG. On August 8, 2008, UBS Financial Services Inc. agreed to a settlement in principle with the Securities and Exchange Commission and other state regulatory agencies including Massachusetts, New York, Texas and other states, to restore liquidity to all clients who hold action rate securities. All UBS clients who hold auction rate securities will be able to redeem their securities at par value plus interest over a scheduled timeframe. With the exception of the student loan security for $478,180 referred to above, all of the other auction rate securities are scheduled to be refunded by UBS over the next year. The student loan security is scheduled to be refunded within a two-year timeframe.

We continue to classify our auction rate securities, except for the one security for $478,180 noted above, as a current asset based on the market information available.

(12) Fair Value

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under SFAS No. 157, fair value measurements would be separately disclosed by level within the fair value hierarchy. The provisions of SFAS No. 157 are effective for the fiscal years beginning after November 15, 2007. However, in February 2008, the FASB issued FASB Staff Position No. 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”) that amended SFAS No. 157 to delay the effective date for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (that is, at least annually). FSP 157-2 defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope. We are currently evaluating the effect, if any, that the adoption of items deferred under FSP 157-2 may have on our financial statements.

Effective February 1, 2008, the Company adopted certain provisions of SFAS No. 157 for its financial assets and liabilities. SFAS No. 157 describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value. The fair value hierarchy is summarized as follows:

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

The following table represents the fair value hierarchy for our financial assets (cash equivalents and investments in marketable securities) measured at fair value on a recurring basis as of August 2, 2008:

	Level 1	Level 2	Level 3	Total
Money market funds	6,150,713	$—	$—	6,150,713
Governmental	2,190,688	—	—	2,190,688
State and municipal	4,537,694	—	—	4,537,694
Auction rate securities	—	—	2,845,175	2,845,175

Total	$12,879,095	$—	$2,845,175	$15,724,270

ASTRO-MED, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

August 2, 2008

Level 3 assets consist of auction rate securities whose underlying assets are backed by either municipal assets or state-issued student and educational loans. Interest received during a given period is based upon the interest rate determined through the auction process. While we continue to earn interest on our auction rate securities at maximum contractual rates, these investments are not currently trading and therefore do not currently have a readily determinable market value which historically has been their par value. Therefore, the estimated fair value of auction rate securities no longer approximates par value. Accordingly, we recorded an unrealized loss of approximately $54,825 related to our auction rate securities as of August 2, 2008 using a discounted cash flow method. We believe this unrealized loss is primarily attributable to the limited liquidity of these investments and have no reason to believe that any of the underlying issuers are presently at risk of default. Management has the intent and the ability to hold these securities for an indefinite period of time and, accordingly, believes that the unrealized loss on its auction rate securities holdings is temporary in nature. The following table provides a summary of changes in fair value of the Company’s auction rate securities as of August 2, 2008:

	Three Months Ended August 2, 2008	Six Months Ended August 2, 2008
Beginning Balance	$4,605,016	$6,250,000
Transferred to variable rate demand notes	—	(700,000)
Sales	(1,775,000)	(3,125,000)
Purchases	—	475,000
Unrealized gain (loss) included in other comprehensive income	15,159	(54,825)

Balance at August 2, 2008	$2,845,175	$2,845,175

During the first quarter of fiscal 2009 the Company’s investment advisor redefined variable rate demand notes as fixed income municipal securities as these investments continue to trade in a liquid market.

(13) Restructuring

The following table summarizes the activity and balances of the reserve established for the Italy and Netherlands restructuring:

	Severance	Lease	Other	Total
Balance at January 31, 2008	$207,230	$33,701	$58,830	$299,761
Reserve transfer	(52,000)	—	52,000	—
Utilization of reserve	(155,230)	(28,925)	(110,830)	(294,985)

Balance at August 2, 2008	$—	$4,776	$—	$4,776

The Company expects to complete the utilization of the reserve related to this restructuring by the end of fiscal 2009.

Item 2.

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

Products sold under the QuickLabel System brand include a family of digital color label printers including the Vivo!, the first electrophotographic roll-to-roll printer, the QLS-4100 XE, QLS-8100 XE, QLS-2000 and QLS-3000 thermal transfer label printers, the ZEO inkjet printer which was introduced in fiscal 2008, as well as a line of monochrome thermal transfer digital label printers including the Pronto! Series. This Series includes four models used in printing bar code labels. QuickLabel digital color label printers are sold via a direct sales force throughout the US, Canada and Western Europe, and serviced by a factory-trained, direct technical support staff. In the rest of the world, QuickLabel uses a broad network of dealers to sell and support its products. QuickLabel’s unique labeling solutions are aimed at label printing applications in which product packaging requires frequent content changes. QuickLabel digital color label printers fill a critical need in environments that require on-demand flexibility to package multiple product variations, and to add value to the product itself, as in private labeling, to produce OEM packaging, and to customize virtually any product. Industries that require instant label production flexibility include food and beverage, foodservice distribution, grocery retailing, chemical and sanitary supplies, pharmaceutical and medical products, personal care products, advertising specialties, tire manufacturing and apparel. Custom QuickLabel, a custom label creation software package, is an integral part of the QuickLabel printing system, and was designed by the same team of engineers who designed the digital label printers. The latest generation of QuickLabel’s proprietary user-friendly label creation software offers significant new tools for simplifying label creation and for controlling and enhancing label output. The Company’s patented MicroCell ® half-toning algorithms have been improved in this latest version of the software, so that printers driven by Custom QuickLabel now render process-color print quality that closely approximates digital artwork. QuickLabel digital label printers generate revenue through label, tag, thermal transfer ribbon and toner cartridge consumables sales. The Company engineers and manufactures unique printing supplies especially for use in optimizing the performance of the QuickLabel brand of digital label printers.

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

ASTRO-MED, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Results of Operations

Three Months Ended August 2, 2008 vs. Three Months Ended August 4, 2007

The Company reports three reporting segments consistent with its sales product groups: Test & Measurement (T&M); QuickLabel Systems (QuickLabel) and Grass-Technologies (GT). The Company evaluates segment performance based on the segment profit before corporate and financial administration expenses.

Net Sales by product group, percentage change and percent of Net Sales for the three months ended August 2, 2008 and August 4, 2007 were:

	August 2, 2008	As a % of Net Sales	August 4, 2007	As a % of Net Sales	% Change Over Prior Year
T&M	$4,490,000	22.7%	$4,500,000	24.1%	(0.2)%
QuickLabel	10,633,000	53.7%	9,661,000	51.7%	10.1%
GT	4,661,000	23.6%	4,533,000	24.2%	2.8%

Total	$19,784,000	100.0%	$18,694,000	100.0%	5.8%

The Company’s sales revenues were $19,784,000 in the second quarter, reaching a record level of quarterly sales and improving on the previous year’s sales in the second quarter of $18,694,000 by 5.8%. Sales through the domestic channels were $13,486,000, up 6.8% over the prior year, whereas international shipments at $6,298,000 grew by 3.8% from the previous year. Favorable impact from foreign exchange rates contributed $443,000 to the second quarter’s sales growth.

Hardware sales in the quarter were $9,863,000, up 3.9% over the prior year’s hardware sales of $9,491,000. Growth in hardware sales was evident in two product groups, QuickLabel Systems and Grass Technologies, while the Test & Measurement hardware sales were flat with the prior year.

Consumables sales in the quarter were $8,561,000, an increase of 8.0% from the prior year’s sales of $7,925,000, with each product group reporting healthy growth in their respective consumable product lines as the hardware installed base continues to grow.

Service and other revenues at $1,360,000 in the quarter achieved a 6.3% improvement over the prior year’s service and other revenues of $1,278,000. All three product groups reported growth in their respective service and other sales product lines.

Relative to the Company’s three product groups, the QuickLabel Systems product group of color and monochrome printing systems dominated the second quarter’s sales with revenues of $10,633,000, up 10.1% from the previous year’s sales of $9,661,000. Also contributing to the quarter’s growth were sales in the Grass Technologies product group, where revenues of $4,661,000 rose 2.8% from the prior year’s sales of $4,533,000. Sales revenues from the Company’s Test & Measurement product group were virtually flat at $4,490,000 with the prior year’s sales of $4,500,000.

The Company continued its improvement in gross profit during the second quarter. Gross profit was $8,681,000 in the quarter, a 10.9% increase from the prior year’s gross profit in the second quarter and a 6.0% increase over the first quarter’s gross profit of $8,188,000. The results also reflect a gross profit margin improvement during the quarter. The Company achieved a gross profit margin of 43.9% in the quarter, a 200 basis point improvement from the prior year’s gross profit margin of 41.9% and a nominal improvement over the first quarter’s margin of 43.8% due to better factory absorption and productivity improvements.

The Company’s spending in the operating accounts of selling, research & development and general and administrative rose 2.8% from the prior year to $6,752,000. Specifically, selling & marketing expenses increased 1.6% from the previous year due to increments in compensation expense and marketing programs. Research & Development (R&D) expenses in the quarter were $1,199,000, a 5.6% increase from the prior year’s second quarter’s spending, but down 2.2% from the first quarter’s expense level. The increased spending in R & D is confined to purchases of outside professional engineering services. R&D expenses consumed 6.1% of the second quarter’s sales, being consistent with the previous year. General & administrative spending rose 4.5% from prior year to $1,210,000. The increased expense is due to professional service fees and insurance costs.

The Company achieved income from operations of $1,928,000 in the quarter. This level of profitability improved on the prior year’s second quarter’s operating income by 52.8% and reflects an operating margin of 9.7% as compared to the prior year’s 6.8% margin.

Other income during the second quarter declined to $61,000 from our prior year level of $214,000. The lower level of other income stems from lower investment income, higher foreign currency losses and miscellaneous charges.

The provision for federal and state income taxes in the second quarter was $835,000, reflecting an effective tax rate of 42.0% as compared to the prior year’s effective tax rate of 40.0%. This quarter’s expense includes a discrete item related to the payment of additional state franchise taxes.

The Company earned $1,154,000 in net income for the second quarter reflecting a return on sales of 5.8% and generating an EPS of $0.15 per diluted share. On a comparative basis with the previous year’s second quarter, net income was $886,000 providing a return of 4.7% on sales and reporting an EPS of $0.12 per diluted share.

ASTRO-MED, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Results of Operations (Continued)

Summarized below are the Net Sales and Segment Operating Profit for each reporting segment for the three months ended August 2, 2008 and August 4, 2007:

	Net Sales		Segment Operating Profit
	August 2, 2008	August 4, 2007	August 2, 2008	August 4, 2007
T&M	$4,490,000	$4,500,000	$882,000	$888,000
QuickLabel	10,633,000	9,661,000	1,522,000	1,075,000
GT	4,661,000	4,533,000	587,000	340,000

Total	$19,784,000	$18,694,000	2,991,000	2,303,000

Corporate Expenses			1,063,000	1,040,000

Operating Income			1,928,000	1,263,000
Other Income, Net			61,000	213,000

Income Before Income Taxes			1,989,000	1,476,000
Income Tax Provision			835,000	590,000

Net Income			$1,154,000	$886,000

Test & Measurement - T&M

Sales revenues from the Test & Measurement product group were $4,490,000 for the second quarter, essentially flat with the sales of $4,500,000 for the same period in the prior year. Within the product group, Dash recorder sales were comparable to the prior year and ruggedized products were down due to timing on the avionic printer orders year over year. However, sales of the Everest product line were up significantly from the prior year. Gross Profit margins were up from last year while operating expenses rose 1.8% from the prior year spending level. Segment operating profits were approximately flat with the prior year, while the segment operating profit margins of 19.6% were comparable to the prior year’s margin of 19.7%.

QuickLabel Systems - QLS

Sales revenues from the QuickLabel Systems product group were $10,633,000 in the quarter as compared to $9,661,000 in the prior year’s same quarter. The sales growth of 10.1% over the prior year was distributed among hardware products, up 16.5%, consumable products, up 8.1% and service and other sales, up 4.4%. Gross profit increased over the prior year, while the gross profit margin improved by 230 basis points. Operating expenses rose 6.4% from the previous year as higher personnel costs and compensation related commission expense drove the increased spending. The QLS segment operating profits were up 41.6% over the prior year and reflect a profit margin of 14.3% against the prior year’s segment profit margin of 11.1%.

Grass Technologies - GT

Sales in the quarter were $4,661,000 against $4,533,000 in the prior year’s second quarter. The growth rate of 2.8% was shared among hardware systems up 1.2%, consumable products up 8.5% and service and other revenues up 0.5%. Gross profit was 10.0% while gross profit margins improved as well. Operating expenses were down 1.7% from the previous year’s second quarter spending due to savings realized from the restructuring initiative implemented in the prior year. Segment operating profits were up significantly in the quarter with the segment achieving an operating profit margin of 12.6% as compared to a segment operating profit margin of 7.5% reported in the prior year.

Six Months Ended August 2, 2008 vs. Six Months Ended August 4, 2007

Net Sales by product group, percent change, and percent of Net Sales for the six months ended August 2, 2008 and August 4, 2007 were:

	August 2, 2008	As a % of Net Sales	August 4, 2007	As a % of Net Sales	% Change Over Prior Year
T&M	$8,450,000	22.0%	$7,965,000	22.7%	6.1%
QuickLabel	20,382,000	53.0%	18,577,000	52.9%	9.7%
GT	9,640,000	25.0%	8,559,000	24.4%	12.6%

Total	$38,472,000	100.0%	$35,101,000	100.0%	9.6%

Net sales for the six month period of the current fiscal year were $38,472,000, a 9.6% improvement over the $35,101,000 reported for the first six months of the prior fiscal year. T&M sales revenues were $8,450,000, reflecting an increase of 6.1% over the previous year and representing 22.0% of the Company’s total sales for six months. QuickLabel Systems with sales revenues of $20,382,000 for six months grew 9.7% over the prior year’s sales and represent 53.0% of the Company’s total sales for the current six months. Grass Technologies sales revenues were $9,640,000 for the first half of fiscal 2009 representing a 12.6% increase over the prior year’s sales for six months and reflecting 25.0% of the Company’s total sales for the first six months of the current fiscal year.

ASTRO-MED, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Results of Operations (Continued)

The Company’s hardware sales grew 13.0% in the first half to $18,819,000 with the Dash, Everest, QuickLabel printer lines and Grass Technologies clinical products responsible for this year’s growth. Consumable sales of $16,919,000 rose 6.9% from the six month period with QuickLabel media and Grass Technologies’ electrodes and creams products accounting for the increase. Service and other sales revenues for the six months were $2,734,000, an increase of 4.4% from the prior year with the sales growth traceable to an increase in parts and repair invoicing.

Relative to Astro-Med’s various channels of distribution, the Company reported domestic sales of $26,524,000, an increase of 7.9% from the previous year’s sales of $24,576,000 and representing 69.0% of the Company’s total sales revenues. International shipments for the six month period increased by 13.5% to $11,948,000 and represent 31.0% of the Company’s total sales revenues. Foreign currency exchange rates had a favorable impact on international sales of $916,000 or 8.7%.

The Company realized $16,868,000 in gross profit for the first six months and generated a gross profit margin of 43.8% on sales. This result reflects a 200 basis point improvement over the prior year’s gross profit margin of 41.8% and is due to better factory absorption, product mix and productivity improvements.

Operating expenses in the six months were $13,645,000, a 6.7% increase in spending in selling, R&D and general and administrative expenses from the prior year. Selling and marketing expenses rose 5.0% from last year to $8,764,000 with the increase traceable to personnel costs related to compensation from higher commission expense. R&D spending grew by 8.6% to $2,425,000 from the prior year’s six months spending. The increase in expenses is confined to an increase in the procurement of outside software engineering services. R&D spending is 6.3% of the current year’s sales and comparable to the spending of 6.4% of sales reported in the prior year. General and administrative expense rose 11.0% from the prior year to $2,456,000 for the first six months. The higher spending level is traceable to an increase in professional service fees.

The Company has earned $3,223,000 in operating income during the first six months of fiscal year 2009. This achievement reflects a 71.1% improvement in operating income over the prior year’s first half operating income. On a margin basis, this year’s operating income reflects an operating margin of 8.4% on sales, a 300 basis point increase from the prior year’s operating margin of 5.4%.

Other income realized during the first six months of the current fiscal year was $237,000 as compared to the other income of $463,000 reported in the previous year. This lower level of other income stems from lower interest income (municipal bonds), lower foreign currency gains and lower miscellaneous income than reported in the prior year.

The Company has provided federal and state income tax expense of $1,409,000 for the six month period ended August 2, 2008. This year’s provision reflects an effective tax rate of 40.7%, up slightly from the prior year’s effective tax rate of 40.0%. The increase is the result of the payment of additional discrete state franchise taxes incurred in the current fiscal year.

Net income earned during the first six months of the current fiscal year was $2,051,000, a 45.7% increase over the prior year’s net income of $1,408,000 and reflects a return on sales of 5.3% against 4.0% reported for the previous year. This year’s net income translates into an EPS of $0.27 per diluted share against an EPS of $0.19 per diluted share reported for the prior year’s first six months.

Summarized below are the Net Sales and Segment Operating Profit for each reporting segment for the six months ended August 2, 2008 and August 4, 2007:

	Net Sales		Segment Operating Profit
	August 2, 2008	August 4, 2007	August 2, 2008	August 4, 2007
T&M	$8,450,000	$7,965,000	$1,510,000	$1,300,000
QuickLabel	20,382,000	18,577,000	2,532,000	1,987,000
GT	9,640,000	8,559,000	1,334,000	575,000

Total	$38,472,000	$35,101,000	5,376,000	3,862,000

Corporate Expenses			2,153,000	1,978,000

Operating Income			3,223,000	1,884,000
Other Income, Net			237,000	462,000

Income Before Income Taxes			3,460,000	2,346,000
Income Tax Provision			1,409,000	938,000

Net Income			$2,051,000	$1,408,000

ASTRO-MED, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Results of Operations (Continued)

Test & Measurement - T&M

This year’s sales revenue of the T&M product group was $8,450,000 for the first six months as compared to $7,965,000 for the same period of the previous year. The improved sales volume of 6.1% stems from growth in the Dash, Everest and parts product lines. This year’s segment operating profit increased 16.2% from the prior year’s segment operating profit and provided an operating profit margin of 17.9%, up from the prior year’s margin of 16.3%. The improvement is traceable to higher gross profit margins in the current fiscal year.

QuickLabel System - QLS

The QuickLabel product group has sales revenue of $20,382,000 for the first six months as compared with $18,577,000 in sales revenues reported for the same period in the prior year. The current year’s sales growth of 9.7% results from sales increases in the hardware (printers), up 18.7% and consumables (labels & Vivo & Zeo supplies) up 7.3%. The QuickLabel segment operating profit increased significantly in the current year, reporting profit improvement of 27.4% from last year, with an operating profit margin of 12.4% as compared to a 10.7% operating profit margin for the same period of the previous year. The improvement is due to higher gross profit margins from sales volume and product mix.

Grass Technologies - GT

Sales revenues of the Grass Technologies product group have been especially strong in the current fiscal year. GT sales were $9,640,000 for the six months compared to $8,559,000 for the same period of the prior year. The year over year increase of 12.6% was achieved through growth of the clinical products (sleep and long term monitoring diagnostic products) up 15.1%, and research instruments up 22.9%, as well as the consumable products of electrodes and creams up 8.5%. The segment’s operating profit of the GT product group has improved dramatically from last year, more than doubling its segment operating profit margin to 13.8% from 6.7% reported in the previous year. The increased profitability is an outgrowth of sales volume, factory absorption and product mix.

Financial Condition and Liquidity

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

The Company’s statement of cash flows for the six months ended August 2, 2008 and August 4, 2007 are included on page 5. Net cash flows provided by operating activities were $3,965,000 in the current year compared to net cash used by operating activities of $670,000 in the previous year. The cash provided in the current year is an outgrowth of lower accounts receivable and inventory balances and strong net income. Accounts receivable decreased to $11,980,000 at the end of the second quarter compared to $12,761,000 at year end. The accounts receivable collection cycle decreased to 53 days sales outstanding at the end of the quarter, down from 58 days sales outstanding at year end. Inventory balances also declined 3.2% to $13,598,000 at the end of the second quarter compared to $14,051,000 at year end. Inventory days on hand also declined to 110 days on hand at the end of the quarter from 126 days at year end.

Cash and Cash equivalents and investments at the end of the second quarter totaled $20,415,000 compared to $17,556,000 at year end. The higher cash and investments position resulted from higher net income and proceeds from employees exercising stock options. Cash flows were utilized to acquire property, plant and equipment of $939,000 and to pay cash dividends of $837,000.

The Company’s backlog declined 2.2% to $6,745,000 at the end of the second quarter from a backlog of $6,900,000 at year-end.

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

Safe Harbor Statement

This document contains forward-looking statements based on current expectations that involve a number of risks and uncertainties. Factors which could cause actual results to differ materially from those anticipated include, but are not limited to (a) general economic, financial and business conditions; (b) declining demand in the test and measurement markets, especially defense and aerospace; (c) competition in the specialty printer industry; (d) ability to develop market acceptance of the QuickLabel color printer products and effective design of customer required features; (e) competition in the data acquisition industry; (f) competition in the neurophysiology industry; (g) the impact of changes in foreign currency exchange rates on the results of operations; (h) the ability to successfully integrate acquisitions; (i) the business abilities and judgment of personnel and changes in business strategy; (j) the efficacy of research and development investments to develop new products; (k) the launching of significant new products which could result in unanticipated expenses; and (l) bankruptcy or other financial problems at major suppliers or customers that could cause disruptions in the Company’s supply chain or difficulty in collecting amounts owed by such customers.

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

In April 2008, following a trial in the U.S. District Court of Rhode Island, the jury found a former employee to have violated his non-compete agreement and awarded the Company damages of $375,800 against both the former employee and the former employee’s new employer. The Company was also awarded exemplary damages and attorneys fees (all of which have been previously expensed), resulting in a total award of over $1.1 million. The defendants have asked the Court to order a new trial or to reduce the judgment. That motion is pending before the trial court. The defendants also have represented that they intend to appeal if their motion is denied.

There are no other pending or threatened legal proceedings against the Company believed to be material to the financial position or results of operations of the Company.

Item 1A.	Risk Factors

There is no change to the Risk Factors disclosed in Item 1A to the Company’s Form 10-K for the fiscal year ended January 31, 2008.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On August 16, 2004, the Company announced that its Board of Directors had approved the repurchase of 600,000 shares of common stock. This is an ongoing authorization without any expiration date. The Company made no purchases of its common stock pursuant to this authority during the second quarter of fiscal 2009. Currently, the Company can repurchase an additional 392,289 shares under the current program.

Item 4.	Submission of Matters to a Vote of Stockholders

The Company’s Annual Meeting of Shareholders was held May 13, 2008.

In an uncontested election, nominees for directors were elected by the following votes:

Name of Nominee for Director	Votes For	Votes Withheld
Albert W. Ondis	6,097,800	179,538
Everett V. Pizzuti	6,084,037	193,301
Jacques V. Hopkins	6,141,242	136,096
Hermann Viets	6,157,703	119,635
Graeme MacLetchie	6,135,264	142,074

Item 6.	Exhibits

The following exhibits are filed as part of this report on Form 10-Q:

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) — SOX 302

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) — SOX 302

32.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b) and 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b) and 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASTRO-MED, INC.
(Registrant)

Date: September 9, 2008	By	/s/ A.W. Ondis
A.W. Ondis, Chairman and Chief Executive Officer
(Principal Executive Officer)

	By	/s/ Joseph P. O’Connell
Joseph P. O’Connell Senior Vice President, Treasurer and Chief Financial Officer
(Principal Financial Officer)