Form 10-Q
period 2008-11-01
ASTRO MED INC /NEW/
filed 2008-12-08
CIK 8146

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 1, 2008

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

Common Stock, $.05 Par Value – 7,008,151 shares

(excluding treasury shares) as of November 28, 2008

ASTRO-MED, INC.

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ASTRO-MED, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	November 1, 2008	January 31, 2008
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$14,544,876	$5,747,937
Securities Available for Sale	6,566,096	11,807,670
Accounts Receivable, Net	10,374,209	12,761,281
Inventories	12,705,697	14,050,619
Prepaid Expenses and Other Current Assets	2,899,118	1,103,818
Deferred Tax Assets	573,410	2,912,688

Total Current Assets	47,663,406	48,384,013
PROPERTY, PLANT AND EQUIPMENT	33,235,182	32,380,536
Less Accumulated Depreciation	(22,474,642)	(21,647,701)

Property, Plant and Equipment, Net	10,760,540	10,732,835
OTHER ASSETS
Securities Available for Sale	981,800	—
Goodwill	2,336,721	2,336,721
Other	103,831	245,843

TOTAL ASSETS	$61,846,298	$61,699,412

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts Payable	$2,468,249	$3,420,015
Accrued Compensation	2,023,464	2,412,647
Other Accrued Expenses	1,694,438	2,264,055
Deferred Revenue	843,192	768,863
Income Taxes Payable	384,094	107,674
Other Current Liabilities	423,385	—

Total Current Liabilities	7,836,822	8,973,254
Deferred Tax Liabilities	1,458,263	1,766,517
Other Long Term Liabilities	1,145,538	1,604,718

Total Liabilities	10,440,623	12,344,489

SHAREHOLDERS’ EQUITY
Common Stock, $.05 Par Value, Authorized 13,000,000 shares; Issued 8,186,838 and 8,053,281 shares at November 1, 2008 and January 31, 2008, respectively	409,346	402,668
Additional Paid-In Capital	33,502,855	32,363,277
Retained Earnings	25,507,372	24,064,440
Treasury Stock, at Cost, 1,179,406 Shares	(8,124,715)	(8,124,715)
Accumulated Other Comprehensive Income	110,817	649,253

Total Shareholders’ Equity	51,405,675	49,354,923

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$61,846,298	$61,699,412

See Notes to condensed consolidated financial statements (unaudited).

ASTRO-MED, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three Months Ended		Nine Months Ended
	November 1, 2008	November 3, 2007	November 1, 2008	November 3, 2007
Net Sales	$17,680,904	$19,139,125	$56,152,366	$54,240,498
Cost of Sales	10,033,838	10,766,863	31,636,911	31,191,373

Gross Profit	7,647,066	8,372,262	24,515,455	23,049,125
Costs and Expenses:
Selling, General and Administrative	5,303,940	5,449,905	16,523,843	16,010,002
Research and Development	1,254,221	1,183,965	3,679,562	3,417,070

Operating Expenses	6,558,161	6,633,870	20,203,405	19,427,072

Operating Income	1,088,905	1,738,392	4,312,050	3,622,053
Other Income (Expense):
Investment Income	128,679	141,074	390,580	460,947
Other, Net	(365,548)	28,631	(390,225)	171,429

	(236,869)	169,705	355	632,376

Income Before Income Taxes	852,036	1,908,097	4,312,405	4,254,429
Income Tax Provision	202,585	346,426	1,611,613	1,285,015

Net Income	$649,451	$1,561,671	$2,700,792	$2,969,414

Net Income per Common Share:
Basic	$0.09	$0.23	$0.39	$0.43
Diluted	$0.09	$0.21	$0.36	$0.39
Weighted Average Number of Shares Outstanding:
Basic	7,004,509	6,912,489	6,979,175	6,881,398
Diluted	7,470,997	7,509,964	7,478,436	7,551,969
Dividends Declared Per Common Share	$0.06	$0.05	$0.18	$0.15

See Notes to condensed consolidated financial statements (unaudited).

ASTRO-MED, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Nine Months Ended
	November 1, 2008	November 3, 2007
Cash Flows from Operating Activities:
Net Income	$2,700,792	$2,969,414
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	1,052,173	1,191,603
Share-Based Compensation	376,474	428,187
Deferred Income Taxes	(294,684)	637,428
Excess Tax Benefit from Share-Based Compensation	—	(107,920)
Changes in Assets and Liabilities:
Accounts Receivable	2,387,072	(827,799)
Inventories	1,344,922	(1,723,895)
Other	290,187	248,622
Income Taxes Payable	240,625	(975,141)
Accounts Payable and Accrued Expenses	(1,836,237)	(524,602)

Net Cash Provided by Operating Activities	6,261,324	1,315,897

Cash Flows from Investing Activities:
Proceeds from Maturities of Securities Available for Sale	8,274,215	5,454,531
Purchases of Securities Available for Sale	(4,040,000)	(6,073,000)
Additions to Property, Plant and Equipment	(1,210,525)	(4,159,055)

Net Cash Provided by (Used in) Investing Activities	3,023,690	(4,777,524)

Cash Flows from Financing Activities:
Proceeds from Common Shares Issued Under Employee Benefit Plans and Exercises of Stock Options	769,782	768,074
Excess Tax Benefit from Share-Based Compensation	—	107,920
Dividends Paid	(1,257,857)	(1,034,357)

Net Cash Used in Financing Activities	(488,075)	(158,363)
Long Term Investments Designated for Real Estate Purchase Transferred to Cash	—	3,200,000

Net Increase (Decrease) in Cash and Cash Equivalents	8,796,939	(419,990)
Cash and Cash Equivalents, Beginning of Period	5,747,937	4,595,570

Cash and Cash Equivalents, End of Period	$14,544,876	$4,175,580

Supplemental Disclosures of Cash Flow Information:
Cash Paid During the Period for Income Taxes, Net of Refunds	$1,046,336	$1,804,449
Non-Cash Transfer of Demonstration Equipment from Fixed Assets to Inventories	$—	$204,292
Reclassification of Investment Securities to Non-Current Assets	$981,800	$—

See Notes to condensed consolidated financial statements (unaudited).

ASTRO-MED, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

November 1, 2008

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

(2) Principles of Consolidation

The accompanying condensed consolidated financial statements include the financial statements of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation.

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

	Three Months Ended		Nine Months Ended
	November 1, 2008	November 3, 2007	November 1, 2008	November 3, 2007
Weighted Average Common Shares Outstanding – Basic	7,004,509	6,912,489	6,979,175	6,881,398
Effect of Dilutive Options	466,488	597,475	499,261	670,571

Weighted Average Common Shares Outstanding – Diluted	7,470,997	7,509,964	7,478,436	7,551,969

For the three and nine months ended November 1, 2008, the diluted per share amounts do not reflect options outstanding of 513,667 and 285,064, respectively. For the three and nine months ended November 3, 2007, the diluted per share amounts do not reflect options outstanding of 162,400 and 159,000, respectively. These outstanding options were not included because the exercise price of the options was greater than the average market price of the underlying stock during the periods presented.

(4) Revenue Recognition

The majority of the Company’s product sales are recorded at the time of shipment, when legal title has transferred and risk of loss passes to the customer, when persuasive evidence of an arrangement exists, the seller’s price to the buyer is fixed or determinable and collectibility is reasonably assured in accordance with the requirements in Staff Accounting Bulletin (“SAB”) 104, “Revenue Recognition in Financial Statements.” When a sale arrangement involves training or installation, the deliverables in the arrangement are evaluated to determine whether they represent separate units of accounting in accordance with SAB 104 and EITF 00-21, “Revenue Arrangements With Multiple Deliverables”. This evaluation occurs at inception of the arrangement and as each item in the arrangement is delivered. The total fee from the arrangement is allocated to each unit of accounting based on its relative fair value. Fair value for each element is established generally based on the sales price charged when the same or similar element is sold separately. Revenue is recognized when revenue recognition criteria for each unit of accounting are met. When other significant obligations remain after products are delivered, revenue is recognized only after such obligations are fulfilled. All of the Company’s equipment contains embedded operating systems and data management software which is included in the purchase price of the equipment. The software is deemed incidental to the systems as a whole as it is not sold or marketed separately and its production costs are minor as compared to those of the hardware system. Returns and customer credits are infrequent and are recorded as a reduction to sales. Rights of return are not included in sales arrangements. Revenue associated with products that contain specific customer acceptance criteria is not recognized before the customer acceptance criteria are satisfied. Discounts from list prices are recorded as a reduction to sales. Amounts billed to customers for shipping and handling fees are included in sales while related shipping and handling costs are included in cost of sales.

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

ASTRO-MED, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

November 1, 2008

(5) Share-Based Compensation

The Company has one equity incentive plan (the “Plan”) under which incentive stock options, non-qualified stock options, restricted stock and other equity based awards may be granted to officers and key employees. To date, only options have been granted under the Plan. Options granted to employees vest over four years. An aggregate of 1,000,000 shares were authorized for awards under the Plan. The exercise price of each stock option will be established at the discretion of the Compensation Committee; however, any incentive stock options granted must be at an exercise price of not less than fair market value at the date of grant. The Plan provides for an automatic annual grant of ten-year options to purchase 5,000 shares of stock to each non-employee director upon the adjournment of each shareholder meeting. Each such option is exercisable at the fair market value as of the grant date and vests immediately prior to the next succeeding annual shareholders meeting. During the second quarter of fiscal 2009, 15,000 options were awarded to non-employee directors pursuant to the Plan. At November 1, 2008, 895,025 shares under the Plan were available for grant.

The Company has estimated the fair value of each option using the Black-Scholes option-pricing model. The volatility assumption is based on the historical weekly price data of the Company’s common stock over a period equivalent to the weighted average expected life of the Company’s options. Management evaluated whether there were factors during that period which were unusual and would distort the volatility figure if used to estimate future volatility and concluded that there were no such factors. In determining the expected life of the option grants, the Company has observed the actual terms of prior grants with similar characteristics, the actual vesting schedule of the grant, and assessed the expected risk tolerance of different option groups. The risk-free interest rate is based on the actual U.S. Treasury zero coupon rates for bonds matching the expected term of the option as of the option grant date.

The fair value of stock options granted during the nine months ended November 1, 2008 and November 3, 2007 was estimated using the following assumptions:

	Nine Months Ended
	November 1, 2008	November 3, 2007
Risk Free Interest Rate	3.13% - 3.95%	4.5%
Expected Volatility	46.5%	48.1%
Expected Life (in years)	5.0	5.0
Dividend Yield	2.0%	1.9%

The fair value per share for options granted were $3.43 and $3.19 during the first quarter of fiscal 2009 and $3.65 during the second quarter of fiscal 2009 compared to $4.81 and $4.79 during the first and second quarters of fiscal 2008. No options were granted during the third quarter of fiscal 2009 and 2008.

Aggregated information regarding the Company’s stock option plan as of and for the nine months ended November 1, 2008 is summarized below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Outstanding at January 31, 2008	1,832,686	$5.89	4.0	$7,294,366
Granted	89,975	9.16
Exercised	(129,404)	5.70
Expired or canceled	(27,957)	8.38

Outstanding at November 1, 2008	1,765,300	$6.04	4.0	$4,116,791

Exercisable at November 1, 2008	1,476,710	$5.31	3.2	$4,092,907

Share-based compensation expense was recognized as follows:

	Three Months Ended		Nine Months Ended
	November 1, 2008	November 3, 2007	November 1, 2008	November 3, 2007
Cost of Sales	$16,139	$25,304	$63,551	$71,830
Selling, General and Administrative	67,455	106,440	263,709	284,347
Research & Development	12,499	25,367	49,214	72,010

Reduction in Pretax Income	96,093	157,111	376,474	428,187
Income Tax Benefit	22,051	25,254	83,218	63,143

Reduction in Net Income	$74,042	$131,857	$293,256	$365,044

As of November 1, 2008, there was $749,668 of unrecognized compensation expense related to unvested options.

The Company has an Employee Stock Purchase Plan allowing eligible employees to purchase shares of common stock at a 15% discount from fair value on the date of purchase. A total of 247,500 shares were reserved for issuance under this plan. During the quarters ended November 1, 2008 and November 3, 2007, 1,684 and 764 shares were purchased under this plan. During the nine months ended November 1, 2008 and November 3, 2007, 4,153 and 2,220 shares were purchased under this plan. As of November 1, 2008, 96,039 shares remain available.

ASTRO-MED, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

November 1, 2008

(6) Comprehensive Income (Loss)

The Company’s comprehensive income (loss) is as follows:

	Three Months Ended		Nine Months Ended
	November 1, 2008	November 3, 2007	November 1, 2008	November 3, 2007
Net Income	$649,451	$1,561,671	$2,700,792	$2,969,414
Other Comprehensive Income (Loss):
Foreign currency translation adjustments, net of tax	(784,726)	169,199	(470,067)	299,119
Unrealized holding gain (loss) arising during the period, net of tax	(17,676)	27,659	(68,369)	37,167

Other Comprehensive Income (Loss)	(802,402)	196,858	(538,436)	336,286

Comprehensive Income (Loss)	$(152,951)	$1,758,529	$2,162,356	$3,305,700

(7) Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and include material, labor and manufacturing overhead. The components of inventories were as follows:

	November 1, 2008	January 31, 2008
Materials and Supplies	$7,475,865	$8,661,345
Work-In-Process	1,538,289	1,735,972
Finished Goods	3,691,543	3,653,302

	$12,705,697	$14,050,619

(8) Income Taxes

The Company’s effective tax rates for the periods presented herein are as follows:

	Three Months Ended	Nine Months Ended
Fiscal 2009	23.8%	37.4%
Fiscal 2008	18.2%	30.2%

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

During the third quarter of fiscal 2009, the Company recognized an income tax expense of approximately $203,000 which included 1) expense of $301,000 on the quarter’s pre-tax income, 2) benefit of $71,000 for the recently passed extension of the R&D tax credit and 3) benefit of $27,000 related to differences between the prior year tax provision and the actual returns as filed. During the third quarter of fiscal 2008, the Company recognized an income tax expense of approximately $346,000 which included 1) expense of $792,000 on the quarter’s pre-tax income, 2) benefit of $167,000 related to the completion of an IRS exam, 3) benefit of $319,000 related to changes in uncertain R&D and foreign tax credit positions and 4) expense of $40,000 related to differences between the prior year tax provision and the actual returns as filed.

During the nine months ended November 1, 2008, the Company recognized an income tax expense of approximately $1,612,000 which included 1) expense of $1,650,500 on the nine month’s pre-tax income, 2) expense of $59,500 related to discrete payment of additional state franchise tax, 3) benefit of $71,000 for the recently passed extension of the R&D tax credit and 4) benefit of $27,000 related to differences between the prior year tax provision and the actual returns as filed. During the nine months ended November 3, 2007, the Company recognized an income tax expense of approximately $1,285,000 which included 1) expense of $1,731,000 on the nine month’s pre-tax income, 2) benefit of $167,000 related to the completion of an IRS exam, 3) benefit of $319,000 related to changes in uncertain R&D and foreign tax credit positions and 4) expense of $40,000 related to differences between the prior year tax provision and the actual returns as filed.

As of November 1, 2008, the Company had cumulative unrecognized tax benefits of $1,336,972 compared to $1,372,767 as of January 31, 2008. During the third quarter of the current fiscal year, the Company reclassed $423,000 of the $1,336,972 unrecognized tax benefit to a current liability due to the expected settlement of a portion of the uncertain tax positions within the next twelve months. The Company continues to recognize accrued interest and penalties related to unrecognized tax benefits in the income tax provision. As of November 1, 2008, approximately $60,000 of interest was accrued.

ASTRO-MED, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

November 1, 2008

(9) Segment Information

The Company reports three segments consistent with its sales product groups: Test & Measurement (T&M); QuickLabel Systems (QuickLabel) and Grass Technologies (GT). The Company evaluates segment performance based on the segment profit before corporate and financial administration expenses.

Summarized below are the Net Sales and Segment Operating Profit for each reporting segment:

	Three Months Ended				Nine Months Ended
	Net Sales		Segment Operating Profit		Net Sales		Segment Operating Profit
(In thousands)	November 1, 2008	November 3, 2007	November 1, 2008	November 3, 2007	November 1, 2008	November 3, 2007	November 1, 2008	November 3, 2007
T&M	$4,099	$4,458	$525	$1,164	$12,549	$12,423	$2,035	$2,464
QuickLabel	9,231	9,919	961	1,075	29,612	28,496	3,493	3,062
GT	4,351	4,762	614	512	13,991	13,321	1,948	1,087

Total	$17,681	$19,139	2,100	2,751	$56,152	$54,240	7,476	6,613

Corporate Expenses			1,011	1,013			3,163	2,991

Operating Income			1,089	1,738			4,313	3,622
Other Income (Expense), Net			(237)	170			—	632

Income Before Income Taxes			852	1,908			4,313	4,254
Income Tax Provision			203	346			1,612	1,285

Net Income			$649	$1,562			$2,701	$2,969

(10) Recent Accounting Pronouncements

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB No. 133” (“SFAS No. 161”). This statement amends SFAS No. 133 by requiring enhanced qualitative, quantitative and credit-risk disclosures about an entity’s derivative instruments and hedging activities, but does not change SFAS No. 133’s scope or accounting. SFAS 161 is effective for fiscal years, and interim periods within those fiscal years, beginning after November 15, 2008, with earlier adoption permitted. As we do not currently engage in activities accounted for under the provision of SFAS No. 133, the adoption of SFAS No. 161 is not expected to have any impact on our financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115” (“SFAS No. 159”). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS No. 159 had no impact on our financial statements.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations” (“SFAS No. 141(R)”). This statement improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. It establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement is effective for fiscal years beginning after December 15, 2008. This statement is not expected to have any effect on our financial statements until such time as we acquire a business.

ASTRO-MED, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

November 1, 2008

(11) Securities Available for Sale

Pursuant to our investment policy, securities available for sale may include corporate debt securities, governmental obligations and state and municipal securities with various contractual or anticipated maturity dates, including auction rate securities. Governmental obligations include U.S. Government and Federal Agency securities. Auction rate securities are a type of long-term security issued in the form of variable rate bonds having interest rate resets through a modified Dutch auction, at predetermined short-term intervals, usually every 7, 28 or 35 days.

At November 1, 2008 the Company had approximately $2,134,977 invested in municipal auction rate securities. Beginning in February 2008, a decrease in liquidity in the global credit markets caused auctions to fail for substantially all of the remaining municipal auction rate securities we held. When these auctions failed to clear, higher interest rates for many of those securities went into effect. However, the principal amounts of those securities have not been considered accessible until a successful auction occurs, a buyer is found outside of the auction process, the issuer calls the security, the issuer repays principal over time from cash flows prior to final maturity, or the security matures according to contractual terms ranging from one to 30 years. The Company’s auction rate securities were acquired through the brokerage service of UBS Financial Services Inc., a subsidiary of UBS AG. On August 8, 2008, UBS Financial Services Inc. agreed to a settlement in principle with the Securities and Exchange Commission and other state regulatory agencies including Massachusetts, New York, Texas and other states, to restore liquidity to all clients who hold auction rate securities. All UBS clients who hold auction rate securities will be able to redeem their securities at par value plus interest over a scheduled timeframe. With the exception of one security invested in a state-sponsored entity engaged in the business of investing in student loans for $493,100 and one other security for $488,700, all of the other auction rate securities are classified as current assets at November 1, 2008 and were refunded by UBS subsequent to November 1, 2008.

Based on the current market information available, the remaining auction rate securities are classified as non- current assets as they are scheduled to be refunded at par value plus interest between 2010 and 2012.

(12) Fair Value

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under SFAS No. 157, fair value measurements would be separately disclosed by level within the fair value hierarchy. The provisions of SFAS No. 157 are effective for the fiscal years beginning after November 15, 2007. However, in February 2008, the FASB issued FASB Staff Position No. 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”) that amended SFAS No. 157 to delay the effective date for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (that is, at least annually). FSP 157-2 defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008.

Effective February 1, 2008, the Company adopted certain provisions of SFAS No. 157 for its financial assets and liabilities. SFAS No. 157 describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value. In October 2008, the FASB issued FASB Staff Position No.157-3 “Determining the Fair Value of a Financial Asset When the Market for that Asset Is Not Active” (“FSP 157-3”). FSP 157-3 clarified the application of FAS 157 in situations where the market for that financial asset is not active. FSP 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued.

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

The following table represents the fair value hierarchy for our financial assets (cash equivalents and investments in marketable securities) measured at fair value on a recurring basis as of November 1, 2008:

	Level 1	Level 2	Level 3	Total
Money market funds	$6,910,098	$—	$—	$6,910,098
Governmental	1,870,779	—	—	1,870,779
State and municipal	4,913,020	—	—	4,913,020
Auction rate securities	—	—	2,134,977	2,134,977

Total	$13,693,897	$—	$2,134,977	$15,828,874

ASTRO-MED, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

November 1, 2008

Level 3 assets consist of auction rate securities whose underlying assets are backed by either municipal assets or state-issued student and educational loans. Interest received during a given period is based upon the interest rate determined through the auction process. While we continue to earn interest on our auction rate securities at maximum contractual rates, these investments are not currently trading and therefore do not currently have a readily determinable market value which historically has been their par value. Therefore, the estimated fair value of auction rate securities no longer approximates par value. Accordingly, we recorded an unrealized loss of $65,023 related to our auction rate securities as of November 1, 2008, using a discounted cash flow method. We believe this unrealized loss is primarily attributable to the limited liquidity of these investments and have no reason to believe that any of the underlying issuers are presently at risk of default. Management has the intent and the ability to hold these securities for an indefinite period of time and, accordingly, believes that the unrealized loss on its auction rate securities holdings is temporary in nature. The following table provides a summary of changes in fair value of the Company’s auction rate securities for the three and nine months ended November 1, 2008:

	Three Months Ended November 1, 2008	Nine Months Ended November 1, 2008
Beginning Balance	$2,845,175	$6,250,000
Transferred to variable rate demand notes	—	(700,000)
Sales	(700,000)	(3,825,000)
Purchases	—	475,000
Unrealized gain (loss) included in other comprehensive income	(10,198)	(65,023)

Balance at November 1, 2008	$2,134,977	$2,134,977

During the first quarter of fiscal 2009 the Company’s investment advisor redefined variable rate demand notes as fixed income municipal securities as these investments continue to trade in a liquid market.

(13) Restructuring

The following table summarizes the activity and balances of the reserve established for the Italy and Netherlands restructuring approved in the fourth quarter of fiscal 2008:

	Severance	Lease	Other	Total
Balance at January 31, 2008	$207,230	$33,701	$58,830	$299,761
Reserve transfer	(52,000)	—	52,000	—
Utilization of reserve	(155,230)	(33,701)	(110,830)	(299,761)

Balance at November 1, 2008	$—	$—	$—	$—

Item 2.

ASTRO-MED, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Business Overview

This section should be read in conjunction with the Condensed Consolidated Financial Statements of the Company included elsewhere herein and the Company’s Form 10-K for the fiscal year ended January 31, 2008.

The Company develops and manufactures systems that have the ability to acquire, process, analyze, store and present electronic data in a variety of useable forms. The Company sells its product under brand names including Astro-Med® Test & Measurement (T&M), QuickLabel® Systems (QuickLabel) and Grass® Technologies (GT). Products sold under the Astro-Med T&M brand acquire and record data and print the output onto charts or electronic media. Products sold under the QuickLabel brand create product and packaging labels and tags in one or many colors. Products sold under the Grass Technologies brand electronically capture and record neurological data that is used to diagnose epilepsy or to study sleep disorders. The Company supplies a range of products that include hardware, software and consumables to customers who are in a variety of industries.

The Company competes worldwide in many markets including clinical and research medicine, aerospace, automotive and general manufacturing. The Company retains a competitive position in its respective markets by virtue of proprietary technology, product reputation, delivery, technical assistance and service to customers. The Company markets its products worldwide by advertising and promotion using major national and international trade journals, scientific meetings and trade shows, direct mailing campaigns and the internet. The products are sold by direct field sales persons as well as independent dealers and representatives. In the United States, the Company has factory-trained direct field sales people located in major cities from coast to coast specializing in either T&M Recorders and Data Acquisitions systems, QuickLabel Color Label printers and media systems, or Grass Technologies Neurological Instrumentation products. Additionally, the Company has direct field sales and service centers in Canada, England, France, United Kingdom and Germany. In the remaining parts of the world, the Company utilizes approximately 80 independent dealers and representatives selling and marketing its products in 40 countries.

Products sold under the Astro-Med T&M brand include ToughWriter printers, ToughSwitches Ethernet switches, Everest recorders and Dash series data recorders. ToughWriter ruggedized page printers are used on the flight deck and in the cabins of military and commercial aircraft to print hard copies of airport maps, flight itineraries, weather maps, gate information and ground communications. ToughSwitches are used in commercial and military aircraft and military vehicles to connect multiple computers or Ethernet-compatible devices together. These products are ruggedized to comply with rigorous military and commercial flightworthiness standards for operation under extreme environmental conditions. The Company is currently furnishing ToughWriters for the Airbus A380, the Boeing C-17, B-787, B-777, B-747, B-767, and Lockheed C-130. Other products sold under the Astro-Med brand include the Everest, used widely in the aerospace industry to monitor and track space vehicles, aircraft, missiles and other systems in flight. The Everest ranges in price from $18,000 to $35,000. The Company’s Dash Series product line consists of a family of portable data recorders used as maintenance and troubleshooting instruments in pulp and paper mills, metal mills, power plants, automotive R & D centers and manufacturing plants. Dash Series include the Dash 2EZ, Dash 8X, Dash 8HF, Dash 8XPM, Dash 18, Dash 20HF and the Dash 32HF which range in price from $3,500 (Dash 2EZ+) to $25,000 (Dash 32HF) depending on model and features and options selected.

Products sold under the QuickLabel System brand include digital color label printers developed for short-run, in-house label printing; label and tag substrates and thermal transfer ribbon, toner, and inkjet printing inks developed for use in label printers, and a range of labeling software, accessory products, and printing services which allow QuickLabel Systems sales and support staff to serve customers at virtually every level of their label printing needs. With its broad range of entry-level, mid-range, and high-performance digital label printers, QuickLabel Systems is able to provide its customers a continuous path to upgrade to new products. QuickLabel products are primarily sold to end-user manufacturers, processors, and retailers who package products on a Just-in-Time basis, label products for private label, OEM, or contract packaging customers, or label products in foreign languages for export markets. These end-users can benefit from the time savings and cost-savings of printing their own labels digitally on-demand. Industries that commonly benefit from short-run label printing include apparel, chemicals, cosmetics, electronics, foods and beverages, medical products, and pharmaceuticals, among many other manufactured goods. Current QuickLabel models include the Vivo!, the first electrophotographic label printer developed to print roll-to-roll for in-house label printing; the Zeo!, a lower-duty inkjet printer developed in partnership with Hewlett-Packard; and the Xe Series of color thermal transfer label printers including the QLS-4100 Xe, QLS-8100 Xe, QLS-2000 Xe and QLS-3000 Xe. The Xe Series of digital color thermal transfer label printers are unique in the industry in that they can be directly integrated with production line equipment and represent a novel, patented application of multi-color thermal transfer technology, historically only commercialized in single-color barcode label printers. QuickLabel also sells and supports its own Pronto! family of monochrome/barcode printers which utilize thermal transfer label printing technology in a single color.

Products sold under the Grass Technologies (GT) brand include both capital equipment as well as consumable products. The capital equipment is made up of primary Clinical line selling into the diagnostic markets of electroencephalography (EEG), Epilepsy Monitoring and Sleep Disorders. These products are sold to hospitals, free standing clinics and private physician offices. The equipment sold to each of these markets is similar in that it consists of amplifying bio signals and capturing them via PC/software for eventual review and reporting. The secondary capital equipment line is sold to the research market involving diagnostic recording systems as well as stimulation units. The customers for the research line typically involve University based biology research centers. The consumable line of products offered by GT are typically utilized with the recording systems outlined above. These products are predominantly made up of electrodes that are used for the purpose of collecting physiological data from patients. All GT clinical products which are connected to the human body are approved by the Food and Drug Administration (FDA).

ASTRO-MED, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Results of Operations

Three Months Ended November 1, 2008 vs. Three Months Ended November 3, 2007

Net Sales by product group and current quarter percentage change over prior year for the three months ended November 1, 2008 and November 3, 2007 were:

(Dollars In Thousands)	November 1, 2008	As a % of Net Sales	November 3, 2007	As a % of Net Sales	% Change Over Prior Year
T&M	$4,099	23.2%	$4,458	23.3%	(8.1)%
QuickLabel	9,231	52.2%	9,919	51.8%	(6.9)%
GT	4,351	24.6%	4,762	24.9%	(8.6)%

Total	$17,681	100.0%	$19,139	100.0%	(7.6)%

The Company’s current year third quarter sales were $17,681,000, representing a 7.6% decrease as compared to previous year’s sales in the third quarter of $19,139,000. Sales through the domestic channels were $12,654,000, a decline of 7.1% over the prior year. Current year third quarter international shipments of $5,027,000 were also down by 8.9% from the previous year. A negative impact from foreign exchange rates contributed $118,000 to the third quarter’s international sales decline.

Hardware sales in the current quarter were $8,037,000, down 16.5% over the prior year’s third quarter hardware sales of $9,626,000. The decrease in hardware sales in the current quarter was evident in all three product groups, with Test & Measurement down 10.9%, QuickLabel Systems down 33.5 % and Grass Technologies down 10.1%.

Consumables sales in the current quarter were $8,334,000, representing an increase of 1.9% over the prior year’s sales of $8,178,000. The slight growth in consumable sales for the current quarter was mainly due to the QuickLabels product group, as sales increased 3.4% from prior years. This increase was tempered by a 20.2% and 2.4% decline in current quarter as compared to prior year third quarter consumable sales for the T&M and GT product lines, respectively.

Service and other revenues of $1,310,000 in the quarter was down 1.9% from prior year’s service and other revenues of $1,335,000. The decline in service and other sales was shared among the three product groups.

Current year third quarter gross profit was $7,647,000, an 8.7% decrease from the prior year’s third quarter gross profit of $8,372,000. The Company’s gross profit margin of 43.3% in the current quarter, reflects a nominal decrease from the prior year’s gross profit margin of 43.7%. The lower gross profit margins for the current quarter can be attributed to lower sales volume.

The Company’s current year third quarter spending for selling, research & development (R&D) and general and administrative expenses declined 1.1% from the prior year to $6,558,000. Specifically, selling & marketing expenses decreased 2.5% from the previous year due to the Italy restructuring and lower travel and entertainment expenses in the current quarter. R&D expenses in the quarter were $1,254,000, a 5.9% increase from the prior year’s third quarter’s spending. The increased spending in R&D is confined to purchases of outside professional engineering services. As a percentage of sales, R&D spending was 7.1% in the third quarter of the current year as compared to 6.2% in the third quarter of the previous year. General & administrative spending declined 3.4% from prior year to $1,140,000. The decreased in general and administrative expenditures is mainly attributed to lower incentive compensation, offset by an increase in professional service fees.

The Company’s income from operations of $1,089,000 in the current quarter reflects a decrease of 37.3% from prior year’s operating income of $1,738,000. Operating margin for the third quarter of the current year of 6.2% is down compared to the prior year’s third quarter margin of 9.1%. The lower operating income and related margins for the third quarter of the current year can be mainly attributed to the lower sales volume during the current quarter.

Other expense during the third quarter was $237,000 compared to other income of $170,000 in the third quarter of the previous year. The major contributing factor of the current year’s other expense is the $357,000 in losses for foreign currency translation transactions and adjustments due to the continued strengthening of the US dollar. Other expenses were also impacted this quarter by lower investment income as compared to prior years.

The provision for federal and state income taxes in the third quarter was $203,000 reflecting an effective tax rate of 23.8% as compared to the prior year’s effective tax rate of 18.2%. This quarter’s expense includes an adjustment to the tax provision as a result of the recent extension of the R&D tax credit as compared to the prior year’s third quarter rate which included the benefits of both a favorable IRS tax examination and favorable changes in uncertain R&D and foreign tax credit positions.

The Company earned $649,000 in net income for the third quarter reflecting a return on sales of 3.7% and generated an EPS of $0.09 per diluted share. On a comparative basis with the previous year’s third quarter, net income was $1,562,000 providing a return of 8.2% on sales and an EPS of $0.21 per diluted share.

ASTRO-MED, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Results of Operations (Continued)

Nine Months Ended November 1, 2008 vs. Nine Months Ended November 3, 2007

Net Sales by product group and current year percentage change over prior year for the nine months ended November 1, 2008 and November 3, 2007 were:

(Dollars In Thousands)	November 1, 2008	As a % of Net Sales	November 3, 2007	As a % of Net Sales	% Change Over Prior Year
T&M	$12,549	22.3%	$12,423	22.9%	1.0%
QuickLabel	29,612	52.8%	28,496	52.5%	3.9%
GT	13,991	24.9%	13,321	24.6%	5.0%

Total	$56,152	100.0%	$54,240	100.0%	3.5%

Net sales for the nine month period of the current fiscal year were $56,152,000, a 3.5% improvement over the $54,240,000 reported for the first nine months of the prior fiscal year. Sales through the domestic channels for the first nine months of the current year were $39,177,000, a 2.6% increase from the prior year. International sales of $16,975,000 for the first nine months of the current year reflects a 5.8% increase over prior year. Favorable foreign exchange of $798,000 contributed to the international sales growth. All three segments have reported an increase in sales for the first nine months of the current year as compared to prior year’s sales for the same period.

The Company’s hardware sales grew 2.2% in the first nine months of fiscal 2009 to $26,855,000 with GT hardware sales dominating the growth rate. Consumable sales of $25,254,000 rose 5.2% from the nine month period with QuickLabel media and Grass Technologies’ electrodes and creams products accounting for the increase. Service and other sales revenues for the nine months were $4,043,000, an increase of 2.3% from the prior year with the sales growth traceable to an increase in T&M parts and repair invoicing.

The Company achieved $24,515,000 in gross profit for the first nine months and generated a gross profit margin of 43.7% on sales. This result reflects a 120 basis point improvement over the prior year’s gross profit margin of 42.5% and is due to better factory absorption, product mix and productivity improvements.

Operating expenses in the nine months of the current year for selling, R&D and general and administrative were $20,203,000, representing a 4.0% increase from the prior year. Selling and marketing expenses rose 2.5% from the prior year to $12,927,000 with the increase traceable to personnel costs related to compensation from higher commission expense, wages and advertising costs. R&D spending for the current nine months grew by 7.7% to $3,680,000 as compared to the same period in the prior year and represents 6.6% of the current year’s sales compared to 6.3% of sales in the prior year. The current year increase in R&D spending is primarily attributable to an increase in the procurement of outside software engineering services. General and administrative expense for the first nine months of the current year were $3,596,000, a 6.1% increase to from the prior year. The higher spending level in the current year is mainly attributed to an increase in professional service fees.

The Company has earned $4,313,000 in operating income during the first nine months of fiscal year 2009, reflecting a 19.1% improvement in operating income over the prior year’s nine month’s operating income. On a margin basis, this year’s operating income reflects an operating margin of 7.7% on sales, a 100 basis point increase from the prior year’s operating margin of 6.7%.

Other income realized during the first nine months of the current fiscal year has decreased $632,000 as compared to the other income reported in the previous year. This lower level of other income is a result of higher foreign exchange losses due to the continued strengthening of the US dollar and lower interest income from municipal bonds as compared to the prior year.

The Company has provided federal and state income tax expense of $1,612,000 for the nine month period ended November 1, 2008. This year’s provision reflects an effective tax rate of 37.4%, up from the prior year’s effective tax rate of 30.2%. The increase is the result of the payment of additional discrete state franchise taxes incurred in the current fiscal year, and prior year tax benefits from a favorable IRS tax examination and favorable changes in uncertain R&D and foreign tax credit positions.

Net income earned during the first nine months of the current fiscal year was $2,701,000, lower than the prior year’s net income of $2,969,000 and reflects a return on sales of 4.8% as compared to 5.5% reported for the previous year. This year’s net income resulted in an EPS of $0.36 per diluted share as compared to an EPS of $0.39 per diluted share reported for the prior year’s first nine months. The prior year’s EPS includes $0.06 of benefit related to a favorable IRS tax examination and favorable changes in uncertain R&D and foreign tax credit positions.

ASTRO-MED, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Results of Operations (Continued)

Segment Analysis

The Company reports three segments consistent with its sales product groups: Test & Measurement (T&M); QuickLabel Systems (QuickLabel) and Grass-Technologies (GT). The Company evaluates segment performance based on the segment profit before corporate and financial administration expenses.

Summarized below are the Net Sales and Segment Operating Profit for each reporting segment:

	Three Months Ended				Nine Months Ended
	Net Sales		Segment Operating Profit		Net Sales		Segment Operating Profit
(In thousands)	November 1, 2008	November 3, 2007	November 1, 2008	November 3, 2007	November 1, 2008	November 3, 2007	November 1, 2008	November 3, 2007
T&M	$4,099	$4,458	$525	$1,164	$12,549	$12,423	$2,035	$2,464
QuickLabel	9,231	9,919	961	1,075	29,612	28,496	3,493	3,062
GT	4,351	4,762	614	512	13,991	13,321	1,948	1,087

Total	$17,681	$19,139	2,100	2,751	$56,152	$54,240	7,476	6,613

Corporate Expenses			1,011	1,013			3,163	2,991

Operating (Expense) Income			1,089	1,738			4,313	3,622
Other Income, Net			(237)	170			—	632

Income Before Income Taxes			852	1,908			4,313	4,254
Income Tax Provision			203	346			1,612	1,285

Net Income			$649	$1,562			$2,701	$2,969

Test & Measurement—T&M

Sales revenues from the Test & Measurement product group were $4,099,000 for the third quarter of the current fiscal year representing an 8.1% decrease as compared to sales of $4,458,000 for the same period in the prior year. Within the product group, the Ruggedized products sales were down 36.1%, from prior year due to delays in the deployment of the new Airbus A380 and the Boeing 787 commercial aircraft. However, sales of the Dash product line were up 20.9% from the prior year. Operating expenses rose 5.0% from the prior year spending level. Segment operating profits for the third quarter were $525,000, 54.9% lower than the third quarter of the previous year. The decrease in current year third quarter segment operating profit resulted in segment operating profit margin of 12.8% as compared to the prior year’s third quarter margin of 26.1%.

For the first nine months of the current fiscal year, sales revenue of the T&M product group were $12,549,000 as compared to $12,423,000 for the same period of the previous year. The improved sales volume stems from growth in the Dash and Everest product lines, tempered by a decrease in the Ruggedized product line. This year’s segment operating profit of $2,035,000 decreased 17.4% from the prior year’s segment operating profit and provided an operating profit margin of 16.2%, down from the prior year’s margin of 19.8%. The decrease in T&M current year’s profit margin is traceable to lower sales volume and higher selling expenses in the current fiscal year.

ASTRO-MED, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Results of Operations (Continued)

QuickLabel System—QuickLabel

Sales revenues from the QuickLabel Systems product group were $9,231,000 in the third quarter as compared to $9,919,000 in the prior year’s same quarter. The lower sales were distributed among hardware products and service and other sales, down 33.4% and 13.7%, respectively, and consumable products sales up 3.5% from the prior year. QuickLabel’s current quarter segment operating profits were $961,000 and reflect a profit margin of 10.4%, a decrease from prior year’s third quarter segment profit margin of 10.8%.

The QuickLabel product group has sales revenue of $29,612,000 for the first nine months of the current fiscal year as compared with $28,496,000 in sales revenues reported for the same period in the prior year. The current year’s sales growth of 3.9% is a result of sales increases in the consumables products line (labels & Vivo & Zeo supplies) up 6.0% tempered by flat hardware printer sales and lower service revenue. The QuickLabel segment operating profit increased in the current year, reporting profit improvement of 14.1% from prior year, while operating profit margin of 11.8% for the first nine months of the current year has increased as compared to a 10.7% for the same period of the previous year. The improvement is due to higher gross profit margins from sales volume and product mix and lower manufacturing costs.

Grass Technologies—GT

Sales in the third quarter for the current year for Grass Technologies product group were $4,351,000 as compared to $4,762,000 in the prior year’s third quarter. The lower sales in the quarter was traceable to the Research, Consumable, and Service and Other product lines which were down 15.8% from the same period in the previous year. Current year third quarter sales in the clinical markets were approximately flat with the prior year, although GT’s sleep and EEG product lines posted growth rates of 34.7% and 22.8%, respectively. However, the long term epilepsy monitor product sales were lower by 62.9% from the previous year. Third quarter operating expenses for GT were down 8.4% from the previous year’s third quarter spending due to savings realized from the restructuring initiative implemented in the prior year. Segment operating profits were up in the quarter, with the segment achieving an operating profit margin of 14.1% as compared to a segment operating profit margin of 10.7% reported in the third quarter of the prior year.

Sales revenues of the Grass Technologies product group have been strong in the current fiscal year. GT sales were $13,991,000 for the nine months of the current year as compared to $13,321,000 for the same period of the prior year. The year over year increase of 5.0% was achieved through growth of the clinical products (sleep and long term monitoring diagnostic products) up 9.6% and consumable products of electrodes and creams up 5.0%. The segment’s current year operating profit has improved from last year, resulting in segment operating profit margin of 13.9% for the first nine months of the current year as compared to 8.2% reported in the same period of the previous year. The increased profitability is an outgrowth of sales volume, factory absorption and product mix.

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

The Company’s statements of cash flows for the nine months ended November 1, 2008 and November 3, 2007 are included on page 5. Net cash flows provided by operating activities were $6,261,000 in the current year compared to net cash provided by operating activities of $1,316,000 in the previous year. The improved cash flows provided in the current year is primarily an outgrowth of lower accounts receivable and inventory balances. Accounts receivable decreased to $10,374,000 at the end of the third quarter compared to $12,761,000 at year end. The accounts receivable collection cycle decreased to 53 days sales outstanding at the end of the quarter from 58 days sales outstanding at year end. Inventory balances also declined to $12,706,000 at the end of the third quarter compared to $14,051,000 at year end. Inventory days on hand also declined to 114 days on hand at the end of the quarter from 126 days at year end.

The Company’s current and non-current cash, cash equivalents and investments, at the end of the second quarter totaled $22,093,000 compared to $17,556,000 at year end. The higher cash and investments position resulted from operating cash flow, as noted above, and proceeds from maturities of securities available for sale and employees exercising stock options. Cash flows were utilized to acquire property, plant and equipment of $1,211,000 and to pay cash dividends of $1,258,000.

The Company’s backlog increased 2.3% to $7,060,000 at the end of the third quarter from a backlog of $6,900,000 at year-end.

Critical Accounting Policies, Commitments and Certain Other Matters

In the Company’s Form 10-K for the fiscal year ended January 31, 2008, the Company’s most critical accounting policies and estimates upon which our financial status depends were identified as those relating to revenue recognition, warranty claims, bad debts, inventories and long-lived assets. We considered the disclosure requirements of Financial Release (“FR”) 60 (“FR-60”) regarding critical accounting policies and FR-61 regarding liquidity and capital resources, certain trading activities and related party/certain other disclosures, and concluded that nothing materially changed during the quarter that would warrant further disclosure under these releases.

Forward-Looking Information

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

Astro-Med, Inc.’s exposure to market risk has not changed materially from its exposure at January 31, 2008, as set forth in Item 7A of our Form 10-K for the fiscal year ended January 31, 2008.

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

In April 2008, following a trial in the U.S. District Court of Rhode Island, the jury found a former employee to have violated his non-compete agreement and awarded the Company damages of $375,800 against both the former employee and the former employee’s new employer. The Company was also awarded exemplary damages and attorneys fees (all of which have been previously expensed), resulting in a total award of over $1.1 million. The defendants have appealed the judgment to the United States Court of Appeals for the First Circuit and have posted a bond for approximately $1.3 million as a security for payment of the judgement during the appeal process. Currently the appeal is pending.

There are no other pending or threatened legal proceedings against the Company believed to be material to the financial position or results of operations of the Company.

Item 1A.	Risk Factors

There is no change to the Risk Factors disclosed in Item 1A to the Company’s Form 10-K for the fiscal year ended January 31, 2008.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On August 16, 2004, the Company announced that its Board of Directors had approved the repurchase of 600,000 shares of common stock. This is an ongoing authorization without any expiration date. The Company made no purchases of its common stock pursuant to this authority during the third quarter of fiscal 2009. Currently, the Company can repurchase an additional 392,289 shares under this authorization.

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

ASTRO-MED, INC.
(Registrant)

Date: December 8, 2008	By	/s/ A.W. Ondis
A.W. Ondis, Chairman and Chief Executive Officer
(Principal Executive Officer)

	By	/s/ Joseph P. O’Connell
Joseph P. O’Connell Senior Vice President, Treasurer and Chief Financial Officer
(Principal Financial Officer)