Form 10-K
period 2009-01-31
ASTRO MED INC /NEW/
filed 2009-04-13
CIK 8146

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2009

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒

The aggregate market value of the registrant’s voting common equity held by non-affiliates at August 1, 2008 was approximately $45,302,680 based on the closing price on the Nasdaq Global Market on that date.

As of April 3, 2009 there were 7,146,603 shares of Common Stock (par value $0.05 per share) of the registrant outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s definitive Proxy Statement for the 2009 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

ASTRO-MED, INC.

FORM 10-K ANNUAL REPORT

ASTRO-MED, INC.

Forward-Looking Statements

Information included in this Annual Report on Form 10-K may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are not statements of historical fact, but rather reflect our current expectations concerning future events and results. We generally use the words “believes,” “expects,” “intends,” “plans,” “anticipates,” “likely,” “continues,” “may,” “will,” and similar expressions to identify forward-looking statements. Such forward-looking statements, including those concerning our expectations, involve risks, uncertainties and other factors, some of which are beyond our control, which may cause our actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements. These risks, uncertainties and factors include, but are not limited to, those factors set forth in this Annual Report on Form 10-K under “Item 1A.—Risk Factors.” We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. The reader is cautioned not to unduly rely on such forward-looking statements when evaluating the information presented in this Annual Report on Form 10-K.

PART I

Item 1. Business

General

Unless otherwise indicated, references to “Astro-Med,” the “Company,” “we,” “our” and “us” in this Annual Report on Form 10-K refer to Astro-Med Inc. and its consolidated subsidiaries.

Astro-Med, Inc. designs, develops, manufactures and distributes a broad range of specialty printers and data acquisition and analysis systems, including both hardware and software, which incorporate advance technologies. Target markets for products of the Company include aerospace, apparel, automotive, avionics, chemicals, computer peripherals, communications, distribution, food and beverage, general manufacturing, life sciences, packaging and transportation.

The Company’s products are distributed through its own sales force in the United States and Canada and in Western Europe, and by authorized dealers elsewhere in the world. Approximately 30% of the Company’s sales in fiscal 2009 were to customers located outside the United States.

We operate our business through three operating segments, Astro-Med Test & Measurement (T&M), QuickLabel Systems (QuickLabel) and Grass Technologies (GT). Financial information by business segment and geographic area appear in Note 9 to the Consolidated Financial Statements on pages 49 and 50 of this Annual Report on Form 10-K. The following description of our business should be read in conjunction with “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” on pages 16 through 24 of this Annual Report on Form 10-K.

Description of Business

Product Overview

Astro-Med develops and manufactures systems that have the ability to acquire, process, analyze, store and present electronic data in a variety of useable forms. We sell our product under brand names including Astro-Med® Test & Measurement (T&M), QuickLabel® Systems (QuickLabel) and Grass® Technologies (GT). Products sold under the Astro-Med T&M brand acquire and record data and print the output onto charts or electronic media.

Products sold under the QuickLabel brand create product and packaging labels and tags in one or many colors. Products sold under the GT brand electronically capture and record neurological data that is used to diagnose epilepsy or to study sleep disorders. The Company supplies a range of products that include hardware, software and consumables to customers who are in a variety of industries.

Products sold under the Astro-Med T&M brand include ToughWriter printers, ToughSwitches Ethernet switches, Everest recorders and Dash series data recorders. ToughWriter ruggedized page printers are used on the flight deck and in the cabins of military and commercial aircraft to print hard copies of airport maps, flight itineraries, weather maps, gate information and ground communications. ToughSwitches Ethernet switches are used in commercial and military aircraft and military vehicles to connect multiple computers or Ethernet-compatible devices together. These products are ruggedized to comply with rigorous military and commercial flightworthiness standards for operation under extreme environmental conditions. The Company is currently furnishing ToughWriters for the Airbus A380, the Airbus A400M, Bombardier B145, the Boeing C-17, B-787, B-777, B-747, B-767, and Lockheed C-130. Other products sold under the Astro-Med brand include the Everest, used widely in the aerospace industry to monitor and track space vehicles, aircraft, missiles and other systems in flight. The Company’s Dash Series product line consists of a family of portable data recorders used as maintenance and troubleshooting instruments in pulp and paper mills, metal mills, power plants, automotive R&D centers and manufacturing plants. Dash Series include the Dash 2EZ, Dash 8X, Dash 8HF, Dash 8XPM, Dash 18, Dash 20HF and the Dash 32HF. Everest recorders are used principally in the telementary sector of the aerospace industry where they are used to monitor the readiness for flight of an aircraft or space vehicle.

Products sold under the QuickLabel System brand include digital color label printers developed for short-run, in-house label printing; label substrates and thermal transfer ribbon, toner, and inkjet printing inks developed for use in label printers, and a range of labeling software, accessory products, and printing services which allow QuickLabel Systems sales and support staff to serve customers at virtually every level of their label printing needs. With its broad range of entry-level, mid-range, and high-performance digital label printers, QuickLabel Systems is able to provide its customers a continuous path to upgrade to new products. QuickLabel products are primarily sold to end-user manufacturers, processors, and retailers who package products on a Just-in-Time basis, who label products for private label, OEM, or contract packaging customers, or who label products in foreign languages for export markets. These end-users can benefit from the time savings and cost-savings of printing their own labels digitally on-demand. Industries that commonly benefit from short-run label printing include apparel, chemicals, cosmetics, electronics, foods and beverages, medical products, and pharmaceuticals, among many other manufactured goods. Current QuickLabel models include the Vivo!, a patented electrophotographic label printer developed to print on continuous rollstock for in-house label printing; the Zeo!, a lower-duty inkjet printer developed in partnership with Hewlett-Packard; and the Xe Series of color thermal transfer label printers including the QLS-4100 Xe, QLS-8100 Xe, QLS-2000 Xe and QLS-3000 Xe. The Xe Series of digital color thermal transfer label printers are unique in the industry in that they can be directly integrated with production line equipment and represent a novel, patented application of multi-color thermal transfer technology, historically only commercialized in single-color barcode label printers. QuickLabel also sells and supports its own Pronto! family of monochrome/barcode printers which utilize thermal transfer label printing technology in a single color.

Products sold under the Grass Technologies (GT) brand include electronic equipment, software and consumable products. The electronic equipment is primarily sold into the diagnostic markets of Sleep Disorders, Epilepsy Monitoring and Long-Term Monitoring (LTM). These products are sold to hospitals, free standing clinics and private physicians’ offices. The equipment sold to these markets detects and amplifies bio signals, for review and analysis via the special GT software programs. Customers for the secondary equipment line are typically researchers in university based research centers or companies engaged in drug research. This equipment consists of diagnostic recording systems, stimulation devices and accessories. The consumable line of products offered by GT are typically utilized with the systems described above. These products are predominantly made up of sensing devices that are used for the purpose of collecting physiological data from patients.

Technology

The core technologies of Astro-Med relate to (1) acquiring data, (2) conditioning the data, (3) displaying the data on hard copy, monitor or electronic storage media, and finally (4) analyzing the data.

We are continually improving the performance and functionality of our core technologies, enabling us to lead the competition with innovative products.

Patents and Copyrights

Astro-Med holds a number of product patents in the United States and in foreign countries. The Company copyrights its software and registers its brand trademarks. While we consider our patents to be important to the operation of our business, we do not believe that any existent patent, license, trademark or other intellectual property right is of such importance that its loss or termination would have a material adverse effect on the Company’s business taken as a whole.

Manufacturing and Supplies

Astro-Med designs its products and manufactures many of the component parts. The balance of the parts are produced to our specifications by suppliers. Raw materials required for the manufacture of products, including parts produced to our specifications, are generally available from numerous suppliers. However, we do obtain certain components of our products and certain finished products from sole sources.

Product Development

Astro-Med maintains an active program of product research and development. During fiscal 2009, 2008 and 2007, we incurred costs of $4,884,767, $4,589,022 and $4,187,018, respectively, on Company-sponsored product development. We are committed to product development as a requisite to our organic growth and expect to continue our focus on research and development efforts in fiscal 2010 and beyond.

Marketing and Competition

The Company competes worldwide in many markets including clinical and research diagnostics, specialty printing systems and data acquisition and analysis. We retain a competitive position in our respective markets by virtue of proprietary technology, product reputation, delivery, technical assistance and service to customers. We market our products worldwide by advertising and promotion using major national and international trade journals, scientific meetings and trade shows, direct mailing campaigns and the internet.

Our products are sold by direct field sales persons as well as independent dealers and representatives. In the United States, the Company has factory-trained direct field sales people located in major cities from coast to coast specializing in either Astro-Med T&M products, QuickLabel products, or Grass Technologies products. Additionally, we have direct field sales and service centers in Canada, England, France, United Kingdom and staffed by our own employees. In the remaining parts of the world, Astro-Med utilizes approximately 60 independent dealers and representatives selling and marketing our products in 80 countries.

Astro-Med has a number of competitors in each of the markets that it serves. In the T&M area, we believe that we lead the field in data acquisition systems. In the digital color label printing field, we believe we lead the world in color label printing technology, and we were the first to market an electrophotographic color label printer capable of printing on continuous rollstock.

Our Grass Technologies products are devoted to clinical applications in electroncephalography (EEG), polysomnography (PSG), and Long Term Epilepsy Monitoring (LTM). There are approximately ten companies that compete in one or more of the three modalities (EEG, PSG, LTM), but none are the clear leader. We believe we offer superior products based upon our long history and pioneering efforts in the field since 1935. Unlike most of our competitors, Astro-Med designs, manufactures and produces complete systems including transducers, amplifiers, sensors, and Windows-based application software. Additionally, we produce a range of life science products for the research market many of which eventually find their way into clinical applications.

No single customer accounted for 10% or more of our net sales in any of the last three fiscal years.

International Sales

In fiscal 2009, 2008 and 2007, net sales to customers in various geographic areas outside the United States, primarily in Canada and Western Europe, amounted to $21,823,000, $21,892,000 and $18,015,000, respectively.

Order Backlog

Astro-Med’s backlog fluctuates regularly. It consists of a blend of orders for end user customers as well as original equipment manufacturer customers. Manufacturing is geared to forecasted demands and applies a rapid turn cycle to meet customer expectations. Accordingly, the amount of order backlog does not indicate future sales trends. Backlog at January 31, 2009 and 2008 was $6,405,000 and $6,913,000, respectively.

Employees

As of January 31, 2009, Astro-Med employed approximately 400 people. We are generally able to satisfy our employment requirements. No employees are represented by a union. We believe that employee relations are good.

Other Information

The Company’s business is not seasonal in nature. However, our sales are impacted by the size and complexity of certain individual transactions, which can cause fluctuations in sales from quarter to quarter.

Most of the Company’s products are generally warranted for one year against defects in materials or workmanship. Warranty expenses have generally averaged $434,000 a year for the last five fiscal years.

Available Information

We make available free of charge on our Internet website (www. astro-medinc.com) the Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and, if applicable, amendments to those reports filed or furnished pursuant to Sections 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the Securities Exchange Commission. These filings are also accessible on the SEC’s website at http://www.sec.gov.

Item 1A. Risk Factors

The following risk factors should be carefully considered in evaluating Astro-Med because such factors may have a significant impact on our business, operating results, liquidity and financial condition. As a result of the risk factors set forth below, actual results could differ materially from those projected in any forward-looking statements. Additional risks and uncertainties not presently known to us, or that we currently consider to be immaterial, may also impact our business, operating results, liquidity and financial condition. If any such risks occur, Astro-Med’s business, operating results, liquidity and financial condition could be materially affected in an adverse manner. Under such circumstances, the trading price of our securities could decline, and you may lose all or part of your investment.

Declining general economic conditions and uncertainties in the global credit and equity markets may adversely affect Astro-Med’s results of operation and financial position.

Our business is sensitive to changes in general economic conditions, both inside and outside the U.S. Worldwide financial markets have experienced extreme disruption in recent months, including, among other things, extreme volatility in security prices, severely diminished liquidity and credit availability, rating downgrades and declining valuations of investments. These disruptions are likely to have an ongoing adverse effect on the world economy. We are unable to predict how long the economic downturn will last. Continuing economic downturn and financial market disruptions may adversely impact our business resulting in:

•	Reduced demand for our products realized by diminished new orders and increases in order cancellations;

•	Increased risk of excess and obsolete inventories;

•	Increased pressure on the prices for our products and services;

•	Greater difficulty in collecting accounts receivables; and

•	Greater risk of impairment to the value and liquidity of our investment portfolio.

Astro-Med faces significant competition and our failure to compete successfully could adversely affect our results of operations and financial condition.

We operate in an environment of significant competition, driven by rapid technological advances, evolving industry standards, frequent new product introductions and the demands of customers to become more efficient. Our competitors range from large international companies to relatively small firms. We compete primarily on the basis of technology, performance, price, quality, reliability, brand, distribution and customer service and support. Our success in future performance is largely dependent upon our ability to compete successfully in the markets we currently serve and to expand into additional market segments. Additionally, current competitors or new market entrants may develop new products with features that could adversely affect the competitive position of our products. To remain competitive, we must develop new products, services and applications and periodically enhance our existing offerings. If we are unable to compete successfully, we could lose market share and important customers to our competitors and that could materially adversely affect our results of operations and financial position.

Astro-Med’s future revenue growth depends on our ability to introduce new products and services on a timely basis and achieve market acceptance of these new products and services.

The markets for our products are characterized by rapidly changing technology and accelerating product introduction cycles. Our future success depends largely upon our ability to address the rapidly changing needs of our customers by developing and supplying high-quality, cost-effective products, product enhancements and services on a timely basis and by keeping pace with technological developments and emerging industry standards. Astro-Med spends a significant amount of time and effort related to the development of our Ruggedized and Color Printer products. Failure to further develop these products and markets as anticipated could adversely affect our future revenue growth and operating results.

For certain components and assembled products, Astro-Med is dependent upon single or limited source suppliers. If these suppliers do not meet demand, either in volume or quality, then we could be materially harmed.

If the supply of a key component or assembled products were to be delayed or curtailed or, in the event a key manufacturing or sole vendor delays shipment of such components or completed products, our ability to ship products in desired quantities and in a timely manner would be adversely affected. Our business, results of operations and financial position could also be adversely affected, depending on the time required to obtain sufficient quantities from the original source or, if possible, to identify and obtain sufficient quantities from an alternative source.

Additionally, if any single or limited source supplier becomes unable or unwilling to continue to supply these components or assembled products in required volumes, we will have to identify and qualify acceptable replacements or redesign our products with different components. Alternative sources may not be available, or product redesign may not be feasible on a timely basis. Any interruption in the supply of or increase in the cost of the components and assembled products provided by single or limited source suppliers could have a material adverse effect on our business, results of operations and financial position.

Economic, political and other risks associated with international sales and operations could adversely affect Astro-Med’s results of operations and financial position.

Because we sell our products worldwide, our business is subject to risks associated with doing business internationally. Revenue from international operations, which includes both direct and indirect sales to customers outside the U.S. accounted for approximately 30% of our total revenue for fiscal year 2009 and we anticipate that international sales will continue to account for a significant portion of our revenue. In addition, many of our employees, suppliers, job functions and facilities are located outside the U.S. Accordingly, our future results could be harmed by a variety of factors, including:

•	Interruption to transportation flows for delivery of parts to us and finished goods to our customers;

•	Customer and vendor financial stability;

•	Changes in foreign currency exchange rates;

•	Changes in a specific country’s or region’s political, economic or other conditions;

•	Trade protection measures and import or export licensing requirements;

•	Negative consequences from changes in tax laws;

•	Difficulty in staffing and managing widespread operations;

•	Differing labor regulations;

•	Differing protection of intellectual property;

•	Unexpected changes in regulatory requirements; and

•	Geopolitical turmoil, including terrorism and war.

Astro-Med’s profitability is dependent upon our ability to obtain adequate pricing for our products and to improve our cost structure.

Our success depends on our ability to obtain adequate pricing for our products and services which provides a reasonable return to our shareholders. Depending on competitive market factors, future prices we obtain for our products and services may decline from previous levels. In addition, pricing actions to offset the effect of currency devaluations may not prove sufficient to offset further devaluations or may not hold in the face of customer resistance and/or competition. If we are unable to obtain adequate pricing for our products and services, our results of operations and financial position could be materially adversely affected.

We continually review our operations with a view towards reducing our cost structure, including but not limited to downsizing our employee base, exiting certain businesses, improving process and system efficiencies and outsourcing some internal functions. We from time to time engage in restructuring actions to reduce our cost structure. If we are unable to continue to maintain our cost base at or below the current level and maintain process and systems changes resulting from prior restructuring actions, it could materially adversely affect our results of operations and financial position.

Astro-Med’s results of operation may suffer if our manufacturing capacity does not match the demand for our products.

Because we cannot immediately adapt our production capacity and related cost structures to rapidly changing market conditions, when demand does not meet our expectations, our manufacturing capacity will likely exceed our production requirements. If, during a general market upturn or an upturn in one of our segments, we cannot increase our manufacturing capacity to meet product demand, we will not be able to fulfill orders in a timely manner. This inability could materially and adversely limit our ability to improve our results. By contrast, if during an economic downturn we had excess manufacturing capacity, then our fixed costs associated with excess manufacturing capacity would adversely affect our income.

Third parties may infringe our intellectual property and we may suffer competitive injury or expend significant resources enforcing our rights.

Astro-Med’s success depends in part on our proprietary technology. We rely on various intellectual property rights, including patents, copyrights, trademarks and trade secrets, as well as confidentiality provisions and licensing arrangements, to establish our proprietary rights. If we do not enforce our intellectual property rights successfully our competitive position may suffer which could harm our results of operation and financial position.

Our patents, copyrights, trademarks and other intellectual property rights may not provide us a significant competitive advantage. We may need to spend significant resources monitoring our intellectual property rights and we may or may not be able to detect infringement by third parties. Our competitive position may be harmed if we cannot detect infringement and enforce our intellectual property rights quickly or at all. In some circumstances, enforcement may not be available to us because an infringer has a dominant intellectual property position or for other business reasons. In addition, competitors might avoid infringement by designing around our intellectual property rights or by developing non-infringing competing technologies. Most of our trademarks have no foreign protection since we have not registered them in foreign countries. Intellectual property rights and our ability to enforce them may be unavailable or limited in some countries which could make it easier for competitors to capture market share and could result in lost revenues.

Astro-Med could incur liabilities as a result of installed product failures due to design or manufacturing defects.

Astro-Med could incur liabilities as a result of installed product failures due to design or manufacturing defects. Our products may have defects despite testing internally or by current or potential customers. These defects could result in among other things, a delay in recognition of sales, loss of sales, loss of market share, failure to achieve market acceptance or substantial damage to our reputation. We could be subject to material claims by customers, and may need to incur substantial expenses to correct any product defects.

Astro-Med depends on the ongoing service of its senior management and ability to attract and retain other key personnel.

Our success depends to a significant degree upon the continuing contributions of key management, sales, marketing, research and development and manufacturing personnel, many of whom we would have difficulty replacing. We believe that our future success will depend in large part upon our ability to attract and retain highly skilled engineers and management, sales and marketing personnel. Failure to attract and retain key personnel could have a material adverse effect on our business, results of operations or financial position.

Astro-Med is subject to laws and regulations; failure to address or comply with these laws and regulations could harm our business and adversely affect our results of operations.

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

A number of our products from our Grass Technology product group are subject to regulation by the United States Food and Drug Administration (“FDA”) and certain similar foreign regulatory agencies. If we or any of our suppliers or distributors fail to comply with FDA and other applicable regulatory requirements or are perceived to potentially have failed to comply, we may face, among other things, adverse publicity affecting both us and our customers; investigations or notices of non-compliance; fines, injunctions and civil penalties; partial suspensions or total shutdown of production facilities or the imposition of operating restrictions; increased difficulty in obtaining required FDA clearances or approvals; seizures or recalls of our products or those of our customers, and/or the inability to sell our products.

Astro-Med sells medical equipment to customers who rely on certain third party reimbursement rates.

We cannot be certain that third party reimbursement rates and policies will continue in the future. Any change in reimbursement rates and policies could adversely impact our profitability.

Adverse conditions in the global banking industry and credit markets may adversely impact the value of our cash investments or impair our liquidity.

At the end of fiscal 2009, we had cash and cash equivalents of approximately $11 million invested or held in a mix of money market funds, time deposit accounts and bank demand deposit accounts. The recent disruptions in the financial markets may, in some cases, result in an inability to access assets such as money market funds that traditionally have been viewed as highly liquid. Any failure of our counterparty financial institutions or funds in which we have invested may adversely impact our cash and cash equivalent positions and, in turn, our results of operations and financial position. As of January 31, 2009, we also had an approximate $10 million portfolio of securities available for sale which is primarily classified as a current asset. This portfolio consists of auction rate securities and state and municipal securities with various maturity dates. All of the securities in the portfolio are triple AAA rated at original purchase date; however, a failure of the issuer of any such commercial paper may result in an adverse impact on the portfolio.

As of January 31, 2009, we held $890,925 of auction rate securities classified as long-term investments available for sale. If the uncertainties in the credit and capital market continue, these markets continue to deteriorate or the various rating agencies downgrade any of the auction rate securities that we hold, we may be required to further write-down the value of these investments.

Astro-Med may not be able to effectively integrate businesses or assets acquired.

We may identify and pursue acquisitions of complementary companies and strategic assets, such as customer bases, products and technology. However, there can be no assurance that we will be able to identify suitable acquisition opportunities. If any such opportunity involves the acquisition of a business, we cannot be certain that:

•	We will successfully integrate the operations of the acquired business with our own;

•	All the benefits expected from such integration will be realized;

•	Management’s attention will not be diverted or divided, to the detriment of current operations;

•	Amortization of acquired intangible assets will not have a negative effect on operating results or other aspects of our business;

•	Delays or unexpected costs related to the acquisition will not have a detrimental effect on our business, operating results and financial condition;

•	Customer dissatisfaction with, or performance problems at, an acquired company will not have an adverse effect on our reputation; and

•	Respective operations, management and personnel will be compatible.

In certain instances as permitted by applicable law and NASDAQ rules, acquisitions will be consummated without seeking and obtaining shareholder approval, in which case shareholders will not have an opportunity to consider and vote upon the merits of such an acquisition. Although we will endeavor to evaluate the risks inherent in a particular acquisition, there can be no assurance that we will properly ascertain or assess such risks.

Business interruptions could adversely affect Astro-Med’s business.

Our operations and the operations of our suppliers, contract manufacturers and customers are vulnerable to interruptions by fire, earthquake, hurricane, power loss, telecommunications failure, terrorism and other events beyond our control. Although we carry insurance for property damage and business interruption, we do not carry insurance for interruptions or potential losses arising from terrorism. In the event that a material business interruption occurs that affects Astro-Med, its suppliers, contract manufacturers or customers, shipments could be delayed and our business and financial results could be harmed.

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

The following table sets forth information regarding the Company’s principal owned properties, all of which are included in the consolidated balance sheet appearing elsewhere in this report.

Location	Approximate Square Footage	Principal Use
West Warwick, RI	126,000	Corporate headquarters, research and development, manufacturing, sales and service
Rockland, MA	36,000	Manufacturing, sales and service
Slough, England	1,700	Sales and service

Astro-Med also leases facilities in five locations. The following information pertains to each location:

Location	Approximate Square Footage	Principal Use
Rodgau, Germany	5,435	Manufacturing, sales and service
Brossard, Quebec, Canada	3,400	Sales and service
Newport Beach, California	151	Sales and service
Trappes, France	2,164	Sales and service
Schaumburg, IL	1,131	Sales and service

We believe our facilities are well maintained, in good operating condition and generally adequate to meet our needs for the foreseeable future.

Item 3. Legal Proceedings

In April 2008, following a trial in the U.S. District Court of Rhode Island, the jury found a former employee to have violated his non-compete agreement and awarded Astro-Med damages of $375,800 against both the former employee and the former employee’s new employer. Astro-Med was also awarded exemplary damages and attorneys fees (all of which have been previously expensed), resulting in a total award of over $1.1 million. The defendants have appealed the judgment to the United States Court of Appeals for the First Circuit and have posted a bond for approximately $1.3 million as a security for payment of the judgment during the appeal process. Currently the appeal is pending. The Company has not recognized any income through January 31, 2009 on this contingency.

There are no pending or threatened legal proceedings against Astro-Med believed to be material to our financial position or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the Company’s security holders, through solicitation of proxies or otherwise, during the last quarter of the period covered by this report.

PART II

Item 5.	Market for the Registrant’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities

Astro-Med’s common stock trades on The NASDAQ Global Market under the symbol ALOT. The following table sets forth dividend data and the range of high and low closing prices, as furnished by NASDAQ, for the years ended January 31:

	High	Low	Dividends Per Share
2009
First Quarter	$10.00	$8.34	$0.06
Second Quarter	$10.38	$8.25	$0.06
Third Quarter	$10.00	$6.00	$0.06
Fourth Quarter	$7.39	$5.55	$0.06
2008
First Quarter	$11.94	$10.48	$0.05
Second Quarter	$12.08	$9.11	$0.05
Third Quarter	$10.68	$8.38	$0.05
Fourth Quarter	$10.29	$8.40	$0.05

Astro-Med had approximately 315 shareholders of record as of April 3, 2009, which does not reflect shareholders with beneficial ownership in shares held in nominee name.

The line graph below shows a comparison of the cumulative total return on the Company’s common stock against the cumulative total return of a NASDAQ market index and a peer index for the period of five fiscal years ended January 31, 2009. The University of Chicago’s Center for Research in Security Pricing (CRSP) total return index is calculated using all companies trading on the NASDAQ Global Select, NASDAQ Global Market and the NASDAQ Capital Market listing through January 31, 2009. It includes both domestic and foreign companies. The index is weighted by the current shares outstanding and assumes dividends reinvested. The return is calculated on a monthly basis. The peer group index, the CRSP Index for NASDAQ Electronic Components Stock designated below as the industry index, is comprised of companies classified as electronic equipment manufacturers. The total returns assume $100 invested on February 1, 2004 with reinvestment of dividends.

	2004	2005	2006	2007	2008	2009
Astro-Med, Inc.	$100.00	$71.57	$79.07	$102.20	$97.21	$71.76
Nasdaq Electronic Components	$100.00	$72.01	$79.86	$83.47	$79.03	$47.24
Nasdaq US and foreign index	$100.00	$99.91	$112.72	$121.28	$118.40	$59.00

Dividend Policy

Astro-Med began a program of paying quarterly cash dividends in fiscal 1992 and has paid a dividend for 70 consecutive quarters. During fiscal 2009, we paid a quarterly dividend of $0.06 per share. We anticipate that we will continue to pay comparable cash dividends on a quarterly basis.

Stock Repurchases

On August 16, 2004, Astro-Med announced that its Board of Directors had approved the repurchase of 600,000 shares of common stock. This is an ongoing authorization without any expiration date.

During the fourth quarter of fiscal 2009, the Company made the following repurchases of its common stock:

	Total Number of Shares Repurchased	Average Price paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Be Purchased Under The Plans or Programs
November 2 – November 29	—	$—	—	392,289
November 30 – December 27	—	$—	—	392,289
December 28 – January 31	—	$—	—	392,289

Item 6. Selected Financial Data

The following financial data with respect to our results of operations, per share and financial condition data for each of the five fiscal years in the period ended January 31, 2009 set forth below has been derived from our audited consolidated financial statements. The selected financial information presented below should be read in conjunctions with the Consolidated Financial Statements and related notes thereto and “Item 7- Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Annual Report on Form 10-K.

(Dollars in Thousands, Except Per Share Amounts)

	2009	2008	2007	2006	2005
Results of Operations:
Net Sales	$71,783	$72,371	$65,519	$59,301	$55,975
Cost of Sales	40,715	41,260	38,521	34,643	32,929

Gross Profit	31,068	31,111	26,998	24,658	23,046
Selling and Marketing	16,942	17,126	15,437	14,143	13,360
General and Administrative	4,615	4,682	3,884	3,317	3,070
Research & Development	4,885	4,589	4,187	4,043	4,046
Restructuring Charge	—	515	—	—	—

Operating Expenses	26,442	26,912	23,508	21,503	20,476

Gain on Sale of Real Estate, Net of Related Costs	—	—	5,252	—	—

Operating Income	4,626	4,199	8,742	3,155	2,570

Investment Income	489	611	649	337	416
Other, Net	(538)	244	234	(90)	(219)

Income Before Income Taxes	4,577	5,054	9,625	3,402	2,767

Income Tax Provision	1,613	744	3,566	851	57

Net Income	$2,964	$4,310	$6,059	$2,551	$2,710

Per Share:
Net Income per Common Share—Basic	$0.42	$0.63	$0.90	$0.39	$0.41
Net Income per Common Share—Diluted	$0.40	$0.57	$0.82	$0.35	$0.37
Dividends Declared per Common Share	$0.24	$0.20	$0.20	$0.13	$0.13
Financial Condition:
Working Capital	$40,119	$39,411	$34,294	$31,222	$29,268
Total Assets	$62,155	$61,699	$58,001	$49,647	$47,039
Long-Term Debt	$—	$—	$—	$—	$—
Shareholders’ Equity	$51,471	$49,355	$45,958	$40,301	$38,408

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Astro-Med is a multi-national enterprise, which designs, develops, manufactures, distributes and services a broad range of products that acquire, store, analyze and present data in multiple formats. The Company organizes its structure around a core set of competencies, including research and development, manufacturing, service, marketing and distribution. It markets and sells its products and services through the following three sales product groups:

•

Test and Measurement Product Group (T&M)—represents a suite of telemetry recorder products sold to the aerospace and defense industries, as well as portable data acquisition recorders, which offer diagnostic and test functions to a wide range of manufacturers including paper, energy, automotive and steel fabrication. In addition, T&M also includes a suite of ruggedized printer products designed for military and commercial applications to be used in the avionics industry to print weather maps, communications and other flight critical information.

•

QuickLabel Systems Product Group (QuickLabel)—offers hardware, software and media products that create on demand color labels, store the images and produce the images in color or non-color formats on a broad range of media substrates.

•

Grass Technologies Product Group (GT)—centers on diagnostic and monitoring products that serve the clinical neurophysiology markets, as well as a range of biomedical instrumentation products and supplies focused on the life sciences markets.

Astro-Med markets and sells its products and services globally through a diverse distribution structure of sales personnel, manufacturing representatives and dealers that deliver a full complement of branded products and services to customers in our respective markets.

Our strategic growth strategy centers on organic growth through product innovation made possible by research and development initiatives, as well as acquisitions that fit into existing core businesses. Research and development activities are funded and expensed by the Company at approximately 6.8% of annual sales for fiscal 2009.

Our continued success in increasing our product revenues will be dependent on our ability to introduce new and/or enhanced product lines each year. We target approximately 45% of annual hardware sales to be generated by products developed or acquired within the past three years.

In 2009, Astro-Med experienced a slowdown in customer demand during the latter months of the fiscal year, especially the fourth quarter. The effects of the worldwide recession were evident as customers deferred capital expenditures and curtailed consumable purchases. In order to respond to the current uncertainty in the global economy and to mitigate the effects of the related business slowdown, Astro-Med has adopted a Company-wide cost reduction initiative involving instituting wage and salary freezes, layoffs and a general reduction in hours worked by production staff. Additionally, all non-essential capital expenditures have been temporarily deferred. These cost-reduction initiatives are being implemented in the first quarter of fiscal 2010 and will remain in effect until the Company determines otherwise. Astro-Med will, however, continue all Research and Development activities as planned, as we believe that the development of new products and the enhancement of existing products will promote growth and profitability of the Company going forward.

Results of Operations

($ in thousands)	2009			2008			2007
	Net Sales	As a % of Total Net Sales	% Change Over Prior Year	Net Sales	As a % of Total Net Sales	% Change Over Prior Year	Net Sales	As a % of Total Net Sales
T&M	$15,796	22.0%	(4.3)%	$16,505	22.8%	5.2%	$15,695	23.9%
QuickLabel	37,398	52.1%	(2.0)%	38,144	52.7%	22.6%	31,121	47.5%
GT	18,589	25.9%	4.9%	17,722	24.5%	(5.2)%	18,703	28.6%

Total	$71,783	100.0%	(0.8)%	$72,371	100.0%	10.5%	$65,519	100.0%

Fiscal 2009 compared to Fiscal 2008

Astro-Med’s sales in fiscal 2009 were $71,783,000, down 0.8% from the prior year’s sales of $72,371,000. Domestic sales of $49,960,000 decreased 1.0% from the prior year sales of $50,479,000. The lower revenue was driven by T&M domestic sales which declined 6.5% from the prior year, primarily due to lower sales of Ruggedized products, partially offset by an increase in shipments of Everest and Dash products. The decrease in domestic sales in fiscal 2009 was tempered by an increase in both QuickLabel and GT domestic sales. International shipments of $21,823,000 were flat over previous year’s sales of $21,892,000, as increases in T&M and GT sales of 6.0% and 14.1%, respectively, were tempered by an 8.0% decline in QuickLabel sales. The impact of foreign exchange rate changes added approximately $272,000 or 1.2% in sales through the international channel when compared to the prior year.

Hardware sales in fiscal 2009 were $34,521,000, down 1.7% from the prior year sales of $35,128,000. The decrease from prior year was driven by lower sales of T&M’s Ruggedized products, QuickLabel’s color printer systems and GT’s EEG systems. Increased hardware sales for fiscal 2009 as compared to prior year were attributable to T&M’s Dash and Everest and GT’s diagnostic sleep product lines.

Consumable sales in fiscal 2009 were $32,027,000, relatively flat compared to prior year sales of $31,986,000, as the increase in GT’s product lines was offset by lower sales of consumable products in T&M’s and QuickLabel’s product lines.

Service and related products in fiscal 2009 were $5,235,000, flat compared to prior year sales of $5,257,000, as the increase in repair revenues was offset by the lower service and freight revenue.

Current year gross profit was $31,068,000, comparable to the prior year’s gross profit of $31,111,000. Astro-Med realized a gross profit margin of 43.3% as compared to prior year’s gross margin of 43.0%. The Company was able improve its gross profit margin for fiscal 2009 as compared to the prior year due to sales mix and manufacturing cost reductions, especially freight and warranty expense.

Operating expenses for the current year were $26,442,000, approximately flat with the prior year’s operating expenses of $26,397,000 (excluding the prior year $515,000 restructuring charge related to the closure of the sales and service centers located in Italy and the Netherlands). Specifically, selling and marketing expenses decreased 1.0% to $16,942,000 in fiscal 2009, representing 23.6% of sales, relatively flat from the prior year’s 23.7% of sales. The decrease in selling and marketing was primarily the result of lower benefits, as well as lower commissions and travel spending. General and administrative (G&A) expenses decreased 1.4% to $4,615,000 in fiscal 2009. The decrease in G&A was primarily due to a decrease in benefits as compared to prior year. Spending on research & development (R&D) in fiscal 2009 increased 6.5% to $4,885,000. This level represents 6.8% of sales, higher than the prior year’s level of 6.3%. The increase in R&D during the current year is primarily due to purchases of outside software engineering services.

Investment income in fiscal 2009 was $489,000, down from $611,000 in fiscal 2008. The decrease in investment income during fiscal year 2009 was due to lower overall interest rates, as well as the Company investing in tax-exempt municipal bonds. Other expense was $538,000 in fiscal 2009 as compared to other income of $244,000 in fiscal 2008. The decrease is primarily attributable to foreign exchange losses due to the strengthening of the US dollar during the second half of the year.

As a result of the adoption of SFAS No. 123(R), Astro-Med’s fiscal 2009 pretax income was reduced by approximately $472,000 in stock-based compensation expense. During fiscal 2008, Astro-Med’s pretax income was reduced by approximately $585,000 in stock-based compensation expense.

During fiscal 2009 the Company incurred an income tax expense of $1,613,000 and had an effective tax rate of 35.2%. The current year’s income tax expense includes 1) an expense of $1,692,000 on the current year’s pre-tax income, 2) expense of $59,000 related to a discrete payment of additional state franchise tax, 3) a benefit of $111,000 related to the recently passed extension of the R&D tax credit and 4) a benefit of $27,000 related to differences between the prior year tax provision and the actual return as filed. This compares to an income tax expense of $744,000 and an effective tax rate of 14.7% in the prior year which includes 1) an expense of $2,128,000 on the current year’s pre-tax income, 2) a benefit of $167,000 related to the completion of an IRS exam, 3) a benefit of $319,000 related to changes in uncertain R&D and foreign tax credit positions, 4) an expense of $40,000 related to differences between the prior year tax provision and the actual return as filed and 5) tax benefits of $938,000 related to the restructuring and closing of the sales and service centers located in Italy and the Netherlands.

Net income for fiscal year 2009 was $2,964,000 reflecting a return on sales of 4.1% and generating an EPS of $0.40 per diluted share. On a comparative basis, prior year’s net income was $4,310,000 providing a return of 6.0% on sales and an EPS of $.57 per diluted share which includes $.06 of favorable tax benefits and $.05 of favorable adjustments related to the restructuring of the sales and service centers located in Italy and the Netherlands.

Fiscal 2008 compared to Fiscal 2007

Astro-Med sales in fiscal 2008 were $72,371,000, up 10.5% from the prior year’s sales of $65,519,000. Domestic sales of $50,479,000 increased 6.3% from the prior year sales of $47,504,000. The increase was driven by growth in the T&M and QuickLabel product groups. T&M domestic sales increased 12.7% on strong growth from the Dash and Ruggedized products. QuickLabel System domestic sales increased 13.7% over the prior year sales as demand for color printer systems and consumables remained strong. GT domestic sales decreased 11.5% as a result of lower sleep systems and research product sales. Sales through the Company’s international channels were $21,892,000, representing a 21.5% increase from the prior year sales of $18,016,000. The increase was driven by growth in the QuickLabel and GT product groups. QuickLabel international sales increased 43.9% on strong demand for color printer systems and consumable sales while GT international sales increased 11.0% on strong demand for sleep systems and electrode consumables. T&M international sales declined 19.9% due to lower Everest product sales. The impact of foreign exchange rate changes added approximately $1,271,000 in sales through the international channel when compared to the prior year.

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

Service and related products were $5,257,000, up 10.7% from the prior year sales of $4,749,000 as a result of higher revenue from parts and repairs invoicing.

Gross profit was $31,111,000, an increase of 15.2% over the prior year’s gross profit of $26,998,000. This year’s gross profit margin of 43.0% was higher than the prior year’s gross margin of 41.2%. The increase in gross profit margin was the result of an improvement in absorption driven by the higher volume of sales. The impact of product mix on gross margin during the year was nominal.

Operating expenses grew 14.5% to $26,912,000. Specifically, selling and marketing expenses increased 10.9% to $17,126,000, representing 23.7% of sales, flat compared to the prior year’s 23.6% of sales. The increased selling and marketing spending was the result of higher personnel costs, commissions and travel expenses. General and administrative (G&A) expenses increased 20.5% to $4,682,000 in fiscal 2008. The increase in G&A was primarily due to higher personnel cost and legal and other professional fees. During fiscal

2008, the Company spent approximately $362,000 in connection with preparations related to Sarbanes-Oxley Section 404 requirements. Research & Development (R&D) expenses increased 9.6% to $4,589,000. This level of spending represents 6.3% of sales which was nominally lower than the prior year’s level of 6.4%. Also included in operating expenses is approximately $515,000 of restructuring charges related to the decision to reorganize and close the sales and service centers located in Italy and the Netherlands.

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

During fiscal 2008 the Company incurred an income tax expense of $744,000. The current year’s income tax expense includes 1) an expense of $2,128,000 on the current year’s pre-tax income, 2) a benefit of $167,000 related to the completion of an IRS exam, 3) a benefit of $319,000 related to changes in uncertain R&D and foreign tax credit positions, 4) an expense of $40,000 related to differences between the prior year tax provision and the actual return as filed and 5) tax benefits of $938,000 related to the restructuring and closing of the sales and service centers located in Italy and the Netherlands. This compares to an income tax expense of $3,566,000 in the prior year which includes 1) an expense of $1,671,000 on the current year’s pre-tax income, excluding the gain on sale of real estate, 2) a benefit of $232,000 related to differences between the prior year tax provision and the actual return as filed primarily due to additional tax credits, R&D credits and lower state income taxes and 3) an expense of $2,127,000 related to the net gain on the sale of the Company’s former Braintree property.

Included in the fiscal 2008 net income per common share-diluted of $.57 is $.06 of favorable tax benefits and $.05 of favorable adjustments related to the restructuring of the sales and service centers located in Italy and the Netherlands. Included in fiscal 2007 net income per common share-diluted of $.82 is $.03 of favorable tax adjustments and $.42 for the gain on the sale of the Company’s former Braintree property.

Segment Analysis

Astro-Med reports three segments consistent with its sales product groups: Test & Measurement (T&M), QuickLabel Systems (QuickLabel) and Grass Technologies (GT). Segment performance is evaluated based on the operating segment’s profit before corporate and financial administration expenses.

The following table summarizes selected financial information by segment:

(Dollars in thousands)	Net Sales			Segment Operating Profit			Segment Operating Profit as a % of Net Sales
	2009	2008	2007	2009	2008	2007	2009	2008	2007
T&M	$15,796	$16,505	$15,695	$2,463	$3,056	$2,592	15.6%	18.5%	16.5%
QuickLabel	37,398	38,144	31,121	3,664	4,222	1,248	9.8%	11.1%	4.0%
GT	18,589	17,722	18,703	2,553	1,583	3,109	13.7%	8.9%	16.6%

Total	$71,783	$72,371	$65,519	8,680	8,861	6,949	12.1%	12.2%	10.6%

Corporate Expenses				4,054	4,147	3,460
Restructuring Charges				—	515	—
Gain on Sale of Real Estate, Net				—	—	5,252

Operating Income				4,626	4,199	8,741
Other Income (Expense), Net				(49)	855	884

Income Before Income Taxes				4,577	5,054	9,625
Income Tax Provision				1,613	744	3,566

Net Income				$2,964	$4,310	$6,059

Test & Measurement

T&M’s sales decreased 4.3% in fiscal 2009 to $15,796,000 from $16,505,000 in the prior year. Within the product group, the Ruggedized product sales were down 21.3% from the prior year due to delays in the deployment of the new Airbus A380 and the Boeing 787 commercial aircraft. However, current year sales from the Everest and Dash product line grew 30.9% and 2.3%, respectively from the prior year. Selling and marketing expenses as a percent of sales were up slightly from the prior year. T&M’s segment operating profit was $2,463,000 in fiscal 2009, as compared to prior year’s segment operating profit of $3,056,000. The decrease in fiscal 2009 segment operating profit resulted in operating profit margin of 15.6% as compared to fiscal 2008 operating profit margin of 18.5%. The current year’s decline in operating profits is an outgrowth of lower sales volume, especially Ruggedized products, and reduced standard margins.

T&M’s sales increased 5.2% in fiscal 2008 to $16,505,000 from $15,695,000 in the prior year. The increase is traceable to sales growth within the Dash products which were up 9.8% and the Ruggedized products which were up 41.7%. These increases were tempered by lower volume from the Everest product line. T&M’s segment operating profit was $3,056,000 in fiscal 2008. This result compares favorably to the prior year’s segment operating income of $2,592,000. The current year’s improvement is due to higher sales volume from the Ruggedized product line, better manufacturing absorption and lower R&D and selling expenses.

QuickLabel Systems

QuickLabel Systems sales decreased 2.0% in fiscal 2009 to $37,398,000 from sales of $38,144,000 in the prior year. This year’s sales decline was primarily due to a 6.3% decrease in printer systems and a 1.7% decrease in service and other sales. Media sales within the product group for fiscal 2009 were flat as compared to the prior year. Selling and marketing expenses as a percent of sales were up slightly from the prior year. The QuickLabel

Product Group segment operating profit was $3,664,000 during fiscal 2009 compared to the prior year’s segment operating profit of $4,222,000. The decrease in fiscal 2009 segment operating profit resulted in operating profit margin of 9.8% as compared to fiscal 2008 operating profit margin of 11.1%. The 13.2% decrease in segment operating profit for fiscal 2009 as compared to the prior year was driven by lower printer sales and increased selling and R&D spending.

QuickLabel Systems sales increased 22.6% in fiscal 2008 to $38,144,000 from $31,121,000 in the prior year. This year’s sales growth was driven by a 42.2% increase in printer systems and a 17.8% increase in consumable products. The QuickLabel Product Group segment operating profit was $4,222,000 during fiscal 2008. This amount is an increase from the prior year’s segment operating profit of $1,248,000. The improved segment operating profit was driven by gross profit improvement from volume growth in color printers and related consumables, as well as lower manufacturing cost from increased absorption. Selling and marketing expenses as a percent of sales were consistent with the prior year.

Grass Technologies

GT’s sales increased 4.9% in fiscal 2009 to $18,589,000 from $17,722,000 in the prior year. The product group’s increase in sales for the current year was achieved through growth of the clinical products (EEG, sleep and long term monitoring diagnostic products) of 10% and the consumable products of creams and electrodes of 7.3%, partially offset by a decrease in the service and other product lines of 10.2%. The GT product Group segment operating profit was $2,553,000 during fiscal 2009. The increase in fiscal 2009 segment operating profit resulted in operating profit margin of 13.7% as compared to fiscal 2008 operating profit margin of 8.9%. The 61.3% improvement from the prior year’s segment operating profit was due to the 10% sales increase in the clinical diagnostic systems, especially sleep applications, lower manufacturing costs, better production absorption and lower field selling and customer service expenses. The improved operating profits were tempered somewhat from higher R&D spending.

GT’s sales decreased 5.2% in fiscal 2008 to $17,722,000 from $18,703,000 in the prior year. The product group’s lower sales were due to decreases within Sleep systems which were down 18.6% and research products which were down 11.6%. EEG systems were essentially flat while LTM systems were up 15.1%. The GT product group’s consumable sales were essentially flat with the prior year. The GT Product Group segment operating profit was $1,583,000 during fiscal 2008. The decrease from the prior year’s segment operating profit of $3,109,000 was traceable to lower gross profits stemming from reduced sales of clinical and research products compounded by higher spending on R&D projects and additional personnel in the field selling organization.

Liquidity and Capital Resources

The Company expects to finance its future working capital needs, capital expenditures and acquisition requirements through internal funds. To the extent the Company’s capital and liquidity requirements are not satisfied internally, the Company may utilize a $3,500,000 unsecured bank line of credit, all of which is currently available. Borrowing under this line of credit bears interest at the bank’s prime rate. The expiration date of this line of credit is July 31, 2009, at which time we plan to review our line of credit options.

Astro-Med’s Statements of Cash Flows for the three years ended January 31, 2009, 2008 and 2007 are included on page 36. Net cash flow provided by operating activities in fiscal year 2009 was $6,955,000. The net cash flow provided by operations is attributed to the positive cash flow generated from net income and from the reductions in accounts receivable and inventory balances of $3,515,000 and $1,224,000, respectively. Cash flow from operating activities was lowered by funding accounts payable and accrued expenses of $1,906,000. The increase in working capital is in support of the Company’s growth.

Net cash flow used in investing activities was $973,000 which was mostly the result of capital expenditures of approximately $1,665,000 for machinery and equipment of $903,000, information technology of $218,000, tools and dies of $59,000 and building improvements of $485,000.

Net cash flow used by financing activities was $752,000 in fiscal 2009. During the year the Company paid dividends of $1,678,000. Also during the current year, the Company generated $793,000 in cash through the exercise of employee stock options and Employee Stock Purchase Plan transactions and $134,000 in excess tax benefits resulting from share-based compensation.

Dividends paid for fiscal 2009, 2008, and 2007 were $ 1,678,000, $1,380,000 and $1,274,000, respectively. The Company’s annual dividend per share was $0.24 in fiscal 2009 and $0.20 in fiscal 2008 and 2007. Since the inception of the common stock buy back program in fiscal 1997, the Company has repurchased 1,149,335 shares of its common stock. At January 31, 2009, the Company has the Board of Directors’ authorization to purchase an additional 392,289 shares of the Company’s common stock in the future.

Contractual Obligations, Commitments and Contingencies

Astro-Med is subject to contingencies, including legal proceedings and claims arising out of its businesses that cover a wide range of matters, including, among others, contract and employment claims, workers compensation claims, product liability, warranty and modification, adjustment or replacement of component parts of units sold. While it is impossible to ascertain the ultimate legal and financial liability with respect to contingent liabilities, including lawsuits, we believe that the aggregate amount of such liabilities, if any, in excess of amounts provided or covered by insurance, will not have a material adverse effect on our consolidated financial position or results of operations. It is possible, however, that future results of operations for any particular future period could be materially affected by changes in our assumptions or strategies related to these contingencies or changes out of the Company’s control.

Critical Accounting Policies and Estimates

Astro-Med’s discussion and analysis of our financial condition and results of operations are based upon the Company’s Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States. Certain of our accounting policies require the application of judgment in selecting the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. We periodically evaluate the judgments and estimates used for our critical accounting policies to ensure that such judgments and estimates are reasonable for our interim and year-end reporting requirements. These judgments and estimates are based on the Company’s historical experience, current trends and information available from other sources, as appropriate. If different conditions result from those assumptions used in our judgments, the results could be materially different from our estimates. We believe the following are our most critical accounting policies as they require significant judgments and estimates in the preparation of our financial statements:

Revenue Recognition: The majority of our product sales are recorded at the time of shipment, when legal title has transferred and risk of loss passes to the customer, when persuasive evidence of an arrangement exists, the seller’s price to the buyer is fixed or determinable and collectibility is reasonably assured in accordance with the requirements in Staff Accounting Bulletin (“SAB”) 104, “Revenue Recognition in Financial Statements.” When a sale arrangement involves training or installation, the deliverables in the arrangement are evaluated to determine whether they represent separate units of accounting in accordance with SAB 104 and EITF 00-21, “Revenue Arrangements With Multiple Deliverables.” This evaluation occurs at inception of the arrangement and as each item in the arrangement is delivered. The total fee from the arrangement is allocated to each unit of accounting based on its relative fair value. Fair value for each element is established generally based on the sales price charged when the same or similar element is sold separately.

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

Infrequently, Astro-Med recognizes revenue for non-recurring engineering (NRE) fees for product modification orders upon completion of agreed-upon milestones. Revenue is deferred for any amounts received prior to completion of milestones. Certain of our NRE arrangements include formal customer acceptance provisions. In such cases, we determine whether we have obtained customer acceptance for the specific milestone before recognizing revenue.

Infrequently, the Company receives requests from customers to hold product being purchased from us for the customers’ convenience. We recognize revenue for such bill and hold arrangements in accordance with the requirements of SAB No. 104 which requires, among other things, the existence of a valid business purpose for the arrangement; the transfer of ownership of the purchased product; a fixed delivery date that is reasonable and consistent with the buyer’s business purpose; the readiness of the product for shipment; the use of customary payment terms; no continuing performance obligation by Astro-Med and segregation of the product from the Company’s inventories.

Warranty Claims and Bad Debts: Provisions for the estimated costs for future product warranty claims and bad debts are recorded in cost of sales and general and administrative expense, respectively, at the time a sale is recorded. The amounts recorded are generally based upon historically derived percentages while also factoring in any new business conditions that might impact the historical analysis such as new product introduction for warranty and bankruptcies of particular customers for bad debts. We also periodically evaluate the adequacy of our reserves for warranty and bad debts recorded in its consolidated balance sheet as a further test to ensure the adequacy of the recorded provisions. Warranty and bad debt analysis often involves subjective analysis of a particular customer’s ability to pay. As a result, significant judgment is required in determining the appropriate amounts to record and such judgments may prove to be incorrect in the future. We believe that our procedures for estimating such amounts are reasonable and historically have not resulted in material adjustments in subsequent periods when the estimates are adjusted to the actual amounts.

Inventories: Inventories are stated at the lower of cost (first-in, first-out) or market. The Company records provisions to write-down obsolete and excess inventory to its estimated net realizable value. The process for evaluating obsolete and excess inventory consists of analyzing the inventory supply on hand and estimating the net realizable value of the inventory based on historical experience, current business conditions and anticipated future sales. We believe that our procedures for estimating such amounts are reasonable and historically have not resulted in material adjustments in subsequent periods when the estimates are adjusted to actual experience.

Income Taxes: Astro-Med accounts for income taxes in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, “Accounting for Income Taxes.” SFAS 109 requires that a valuation allowance be established when it is “more likely than not” that all or a portion of deferred tax assets will not be realized. A review of all available positive and negative evidence must be considered, including the Company’s performance, the market environment in which the Company operates, length of carryforward periods, existing sales backlog and future sales projections. At January 31, 2009, the Company has provided valuation allowances for future tax benefits resulting from certain R&D tax credits which could expire unused.

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

Goodwill impairment reviews are performed in accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets.” Management evaluates the recoverability of goodwill annually or more frequently if events or changes in circumstances, such as declines in sales, earnings or cash flows, or material adverse changes in the business climate, indicate that the carrying value of an asset might be impaired. Goodwill is considered to be impaired when the net book value of a segment exceeds its estimated fair value. Fair values are established using a discounted cash flow methodology based on the long-range planning forecast.

Share-Based Compensation: Effective as of February 1, 2006, the Company adopted the provisions of SFAS No. 123(R), “Share-Based Payment,” under the “modified prospective” transition method outlined in the statement. A “modified prospective” transition method is one in which compensation expense is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123(R) that remain unvested on the date of adoption.

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

Recent Accounting Pronouncements

Reference is made to Note 1 of our Consolidated Financial Statements included herein.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

The registrant is a smaller reporting company and is not required to provide this information.

Item 8. Financial Statements and Supplementary Data

The consolidated financial statements required under this item are submitted as a separate section of this report on the pages indicated at Item 15(a)(1). The supplementary data regarding quarterly results of operations is set forth in the following table.

QUARTERLY FINANCIAL DATA (Unaudited)

(Dollars in Thousands, Except Per Share Amounts)

	2009
	Q1	Q2	Q3	Q4
Net Sales	$18,687	$19,784	$17,681	$15,631
Gross Profit	$8,187	$8,681	$7,647	$6,553
Net Income	$898	$1,154	$649	$263
Net Income Per Common Share—Basic	$0.13	$0.16	$0.09	$0.04
Net Income Per Common Share—Diluted	$0.12	$0.15	$0.09	$0.04

	2008
	Q1	Q2	Q3	Q4
Net Sales	$16,407	$18,694	$19,139	$18,131
Gross Profit	$6,846	$7,831	$8,372	$8,062
Net Income	$522	$886	$1,562	$1,340
Net Income Per Common Share—Basic	$0.08	$0.13	$0.23	$0.19
Net Income Per Common Share—Diluted	$0.07	$0.12	$0.21	$0.18

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.(T) Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this annual report. Based on that evaluation, such officers have concluded that the disclosure controls and procedures are effective at January 31, 2009 to ensure that the information we are required to disclose in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to Company management, including the principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosures.

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

Management conducted its evaluation of the effectiveness of its internal control over financial reporting based on the framework in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) as of January 31, 2009.

Based on this assessment, the principal executive officer and principal financial officer believe that as of January 31, 2009, the Company’s internal control over financial reporting was effective based on criteria set forth by COSO in “Internal Control-Integrated Framework.”

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

Item 9B. Other Information

Nothing to Report

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The response to this item is incorporated by reference to the Company’s definitive proxy statement for the 2009 annual meeting of shareholders.

The following is a list of the names and ages of, and the positions and offices presently held by, all executive officers of the Company. All officers serve at the pleasure of the Board of Directors.

Name	Age	Position
Albert W. Ondis	83	Chairman, Chief Executive Officer and Director
Everett V. Pizzuti	72	President, Chief Operating Officer and Director
Joseph P. O’Connell	65	Senior Vice President, Treasurer and Chief Financial Officer
Elias G. Deeb	66	Vice President—Media Products
Gordon Bentley	62	Vice President—Information Technology
Michael J. Sullivan	58	Vice President and Chief Technology Officer
Michael M. Morawetz	49	Vice President—International Branches
Stephen M. Petrarca	46	Vice President—Instrument Manufacturing
Erik J. Mancyak	33	Corporate Controller

Mr. Ondis has been a Director and Chief Executive Officer since he founded the Company in 1969. He was previously President and the Chief Financial Officer (Treasurer) of the Company from 1969 to 1985.

Mr. Pizzuti was previously a Vice President of the Company and has been functioning as President and Chief Operating Officer since 1971.

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

Mr. Mancyak was appointed Corporate Controller and Principal Accounting Officer on January 26, 2009. He has served as Assistant Corporate Controller of the Company since July 1, 2008 and prior to that was an Accounting Manager of the Company beginning with July 1, 2005. Prior to June 30, 2005, Mr. Mancyak was Senior Treasury Analyst at American Power Conversion and an auditor at the international accounting firm KPMG LLP.

Code of Ethics

The Company has adopted a Code of Ethics which applies to all directors, officers and employees of the Company, including the Chief Executive Officer (“CEO”), Chief Operating Officer (“COO”), Chief Financial Officer (“CFO”) and Corporate Controller, as supplemented by a Code of Ethical Conduct for the Chief Executive Officer and Senior Financial Officers, which meets the requirements of a “code of ethics” as defined in Item 406 of Regulation S-K. A copy of the Code of Ethics will be provided to shareholders, without charge, upon request directed to Investor Relations or can be obtained on the Company’s website, (www.astro-med.com), under the heading “Corporate Governance—Charters.” The Company will disclose any amendment to, or waiver of, a provision of the Codes for the CEO, COO, CFO, Controller or persons performing similar functions by posting such information on its website and filing a Form 8-K as required under the rules of the NASDAQ Global Market.

Item 11. Executive Compensation

The response to this item is incorporated by reference to the Company’s definitive Proxy Statement for the 2009 Annual Meeting of Shareholders.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management

The response to this item is incorporated by reference to the Company’s definitive Proxy Statement for the 2009 Annual Meeting of Shareholders.

Equity Compensation Plan Information

The following table sets forth information about the Company’s equity compensation plans as of January 31, 2009:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuances Under Equity Compensation Plans
Equity Compensation Plans Approved by Security Holders	1,765,550	(1)	$6.04	892,025	(2)
Equity Compensation Plans Not Approved by Security Holders	—		—	—

Total	1,765,550	(1)	$6.04	892,025	(2)

(1)	Includes 936,800 shares issuable upon exercise of outstanding options granted under the Company’s incentive stock option plans, 706,375 shares issuable upon exercise of outstanding options granted under the Company’s non-qualified stock option plans under which options may be granted to officers and key employees, 32,875 shares issuable upon exercise of outstanding stock options granted under the Astro-Med, Inc. Non-Employee Director Stock Option Plan and 89,500 shares issuable upon exercise of outstanding options granted under the Company’s 2007 Equity Incentive Plan.
(2)	Shares under the Astro-Med, Inc. 2007 Equity Incentive Plan.

Additional information regarding these equity compensation plans is contained in Note 6 to the Company’s Consolidated Financial Statements included in Item 15 hereto.

Item 13. Certain Relationships, Related Transactions and Director Independence

The response to this item is incorporated by reference to the Company’s definitive Proxy Statement for the 2009 Annual Meeting of Shareholders.

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated herein by reference to the Company’s definitive Proxy Statement for the 2009 Annual Meeting of Shareholders.

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

(a)(3) Exhibits:

Exhibit Number
(3A)	Articles of Incorporation of the Company and all amendments thereto (filed as Exhibit No. 3A to the Company’s report on Form 10-Q for the quarter ended August 1, 1992 and by this reference incorporated herein).

(3B)	By-laws of the Company as amended to date (filed as Exhibit No. 3B to the Company’s Annual Report on 10-K for the fiscal year ended January 31, 2008 and by this reference incorporated herein).

(4)	Specimen form of common stock certificate of the Company (filed as Exhibit No. 4 to the Company’s report on Form 10-K for the year ended January 31, 1985 and by this reference incorporated herein).

(10.1)	Astro-Med, Inc. 1989 Non-Qualified Stock Option Plan, as amended, filed as Exhibit 4.3 to Registration Statement on Form S-8, Registration No. 333-32317 and incorporated by reference herein.*

(10.2)	Astro-Med, Inc. 1989 Incentive Stock Option Plan, as amended, filed as Exhibit 28 to Registration Statement on Form S-8, Registration No. 333-43700, and incorporated by reference herein.*

(10.3)	Astro-Med, Inc. 1993 Incentive Stock Option Plan filed as Exhibit 4.3 to Registration Statement on Form S-8, Registration No. 333-24127, and incorporated by reference herein.*

(10.4)	Astro-Med, Inc. Non-Employee Director Stock Plan filed as Exhibit 4.3 to Registration Statement on Form S-8, Registration No. 333-24123, and incorporated by reference herein.*

(10.5)	Astro-Med, Inc. 1997 Incentive Stock Option Plan, as amended, filed as Exhibit 4.3 to Registration Statements on Form S-8, Registration Nos. 333-32315, 333-93565 and 333-44414, and incorporated by reference herein.*

(10.6)	Astro-Med, Inc. 1998 Non-Qualified Stock Option Plan, as amended, filed as Exhibit 4.3 to Registration Statement on Form S-8, Registration Nos. 333-62431 and 333-63526, and incorporated by reference herein.*

(10.7)	Astro-Med, Inc. 2007 Equity Incentive Plan as filed as Appendix A to the Definitive Proxy Statement filed on Schedule 14A for the 2007 annual shareholders meeting and incorporated by reference herein.*

(10.8)	Astro-Med, Inc. Management Bonus Plan (Group III) filed as Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended January 31, 2003 and by this reference incorporated herein.*

(10.9)	Astro-Med, Inc. Management Bonus Plan—Vice President International Branches.

(21)	List of Subsidiaries of the Company.

(23.1)	Consent of Grant Thornton LLP.

(31.1)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1)	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASTRO-MED, INC. (Registrant)

Date: April 13, 2009	By:	/s/ ALBERT W. ONDIS
(Albert W. Ondis, Chairman)

Each person whose signature appears below constitutes and appoints each of Albert W. Ondis, Everett V. Pizzuti or Joseph P. O’Connell, or any of them, each acting alone, his true and lawful attorneys-in-fact and agents, with full power of substitution and resolution, for such person and in his name, place and stead, in any and all capacities in connection with the annual report on Form 10-K of Astro-Med, Inc. for the year ended January 31, 2009 to sign any and all amendments to the Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, each acting alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Name	Title	Date

/s/ ALBERT W. ONDIS Albert W. Ondis	Chairman and Director (Principal Executive Officer)	April 13, 2009

/s/ EVERETT V. PIZZUTI Everett V. Pizzuti	President and Director (Principal Operating Officer)	April 13, 2009

/s/ JOSEPH P. O’CONNELL Joseph P. O’Connell	Senior Vice President and Treasurer (Principal Financial Officer)	April 13, 2009

/s/ ERIK J. MANCYAK Erik J. Mancyak	Corporate Controller (Principal Accounting Officer)	April 13, 2009

/s/ JACQUES V. HOPKINS Jacques V. Hopkins	Director	April 13, 2009

/s/ HERMANN VIETS Hermann Viets	Director	April 13, 2009

/s/ GRAEME MACLETCHIE Graeme MacLetchie	Director	April 13, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors of

Astro-Med, Inc.

We have audited the accompanying consolidated balance sheets of Astro-Med, Inc. and subsidiaries (the “Company”) as of January 31, 2009 and 2008, and the related consolidated statements of operations, comprehensive income and changes in shareholders’ equity, and cash flows for each of the three years in the period ended January 31, 2009. Our audits of the basic financial statements include the financial statement schedule listed in the index appearing under Item 15(a)(2). These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Astro-Med, Inc. and subsidiaries as of January 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 2009 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 7 to the consolidated financial statements, on February 1, 2007, the Company adopted Interpretation 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement 109” issued by the Financial Accounting Standards Board.

/s/    GRANT THORNTON LLP

Boston, Massachusetts

April 13, 2009

ASTRO-MED, INC.

CONSOLIDATED BALANCE SHEETS

As of January 31, 2009 and 2008

	2009	2008
ASSETS

CURRENT ASSETS
Cash and Cash Equivalents	$10,978,553	$5,747,937
Securities Available for Sale	10,234,713	11,807,670
Accounts Receivable, net of reserves of $576,735 in 2009 and $591,018 in 2008	9,246,140	12,761,281
Inventories	12,826,427	14,050,619
Prepaid Expenses and Other Current Assets	1,653,484	1,103,818
Deferred Tax Assets	3,083,345	2,912,688

Total Current Assets	48,022,662	48,384,013

PROPERTY, PLANT AND EQUIPMENT
Land and Improvements	1,210,463	1,195,063
Buildings and Improvements	11,610,375	11,293,995
Machinery and Equipment	20,766,182	19,891,478

	33,587,020	32,380,536
Less Accumulated Depreciation	(22,757,543)	(21,647,701)

Total Property, Plant and Equipment, net	10,829,477	10,732,835

OTHER ASSETS
Securities Available for Sale	890,925	—
Goodwill	2,336,721	2,336,721
Other	75,465	245,843

Total Other Assets	3,303,111	2,582,564

TOTAL ASSETS	$62,155,250	$61,699,412

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts Payable	$2,352,084	$3,420,015
Accrued Compensation	2,060,628	2,412,647
Other Accrued Expenses	1,602,670	2,264,055
Deferred Revenue	864,400	768,863
Income Taxes Payable	441,275	107,674
Other Current Liabilities	582,596	—

Total Current Liabilities	7,903,653	8,973,254
Deferred Tax Liabilities	1,939,234	1,766,517
Other Long Term Liabilities	840,878	1,604,718

TOTAL LIABILITIES	10,683,765	12,344,489

SHAREHOLDERS’ EQUITY
Preferred Stock, $10 Par Value, Authorized 100,000 shares, None Issued	—	—
Common Stock, $0.05 Par Value, Authorized 13,000,000 shares; Issued 8,191,767 shares in 2009 and 8,053,281 shares in 2008	409,593	402,668
Additional Paid-in Capital	33,740,936	32,363,277
Retained Earnings	25,349,964	24,064,440
Treasury Stock, at Cost, 1,165,706 shares in 2009 and 1,179,406 shares in 2008	(8,030,335)	(8,124,715)
Accumulated Other Comprehensive Income	1,327	649,253

Total Shareholders’ Equity	51,471,485	49,354,923

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$62,155,250	$61,699,412

See Notes to the Consolidated Financial Statements.

ASTRO-MED, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For each of the years in the three-year period ended January 31, 2009

	2009	2008	2007
Net Sales	$71,783,338	$72,371,434	$65,519,261
Cost of Sales	40,715,201	41,260,692	38,521,689

Gross Profit	31,068,137	31,110,742	26,997,572
Costs and Expenses:
Selling and Marketing	16,941,932	17,126,027	15,436,796
General and Administrative	4,615,207	4,681,610	3,884,042
Research and Development	4,884,767	4,589,022	4,187,018
Restructuring Charges	—	514,955	—

Operating Expenses	26,441,906	26,911,614	23,507,856

Gain on Sale of Real Estate, Net of Related Costs	—	—	5,251,707

Operating Income	4,626,231	4,199,128	8,741,423

Other Income (Expense):
Investment Income	488,816	610,574	648,855
Other, Net	(537,615)	244,164	234,839

	(48,799)	854,738	883,694

Income before Income Taxes	4,577,432	5,053,866	9,625,117
Income Tax Provision	1,613,445	744,028	3,566,152

Net Income	$2,963,987	$4,309,838	$6,058,965

Net Income Per Common Share—Basic	$0.42	$0.63	$0.90

Net Income Per Common Share—Diluted	$0.40	$0.57	$0.82

Weighted Average Number of Common Shares Outstanding— Basic	6,987,531	6,884,972	6,721,140
Dilutive effect of options outstanding	450,301	647,277	667,861

Weighted Average Number of Common Shares Outstanding—Diluted	7,437,832	7,532,249	7,389,001

Dividends Declared Per Common Share	$0.24	$0.20	$0.20

See Notes to the Consolidated Financial Statements.

ASTRO-MED, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME AND CHANGES IN

SHAREHOLDERS’ EQUITY

For each of the years in the three-year period ended January 31, 2009

	2009	2008	2007
Comprehensive Income:
Net Income	$2,963,987	$4,309,838	$6,058,965
Other Comprehensive Income (Loss), Net
Foreign currency translation adjustments	(627,007)	285,115	131,781
Unrealized gain (loss) on securities available for sale, net of taxes	(20,919)	77,669	7,027

Other comprehensive income (loss), net	(647,926)	362,784	138,808

Comprehensive Income	$2,316,061	$4,672,622	$6,197,773

Shareholders’ Equity
Common Stock:
Balance at beginning of year	$402,668	$395,270	$317,120
Par value from issuance of common stock	6,925	7,398	11,059
Common stock dividends	—	—	67,091

Balance at end of year	$409,593	$402,668	$395,270

Additional Paid-In Capital:
Balance at beginning of year	$32,363,277	$30,638,755	$16,385,210
Net proceeds from issuance of common stock	—	28,248	26,570
Proceeds from the exercise of employee stock options	786,261	794,745	1,245,938
Share-based compensation	472,425	585,328	412,693
Tax benefit of employee stock options	133,755	316,201	105,284
Net cost of shares issued to employee stock ownership plan	(14,782)	—	—
Payment of fractional shares on stock split	—	—	(2,523)
Common stock dividends	—	—	12,465,583

Balance at end of year	$33,740,936	$32,363,277	$30,638,755

Retained Earnings:
Balance at beginning of year	$24,064,440	$22,282,495	$30,030,652
Adoption of FIN 48	—	(1,147,634)	—
Net income	2,963,987	4,309,838	6,058,965
Dividends paid	(1,678,463)	(1,380,259)	(1,274,448)
Common stock dividends	—	—	(12,532,674)

Balance at end of year	$25,349,964	$24,064,440	$22,282,495

Treasury Stock:
Balance at beginning of year	$(8,124,715)	$(7,644,647)	$(6,579,147)
Shares issued to employee stock ownership plan	94,379	—	—
Purchase of common stock	—	(480,068)	(1,065,500)

Balance at end of year	$(8,030,335)	$(8,124,715)	$(7,644,647)

Accumulated Other Comprehensive Income:
Balance at beginning of year	$649,253	$286,469	$147,661
Other comprehensive income (loss), net	(647,926)	362,784	138,808

Balance at end of year	1,327	649,253	286,469

Total Shareholders’ Equity	$51,471,485	$49,354,923	$45,958,342

See Notes to the Consolidated Financial Statements.

ASTRO-MED, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For each of the years in the three-year period ended January 31, 2009

	2009	2008	2007
Cash Flows from Operating Activities:
Net Income	$2,963,987	$4,309,838	$6,058,965
Adjustments to Reconcile Net Income to Net Cash Provided By Operating Activities:
Depreciation and Amortization	1,405,710	1,587,246	1,390,261
Share-based Compensation	472,425	585,328	412,693
Deferred Income Tax Provision (Benefit)	333,712	(606,930)	1,740,368
Excess Tax Benefit From Share-Based Compensation	(133,755)	(316,201)	(105,284)
Gain on Sale of Real Estate	—	—	(5,251,707)
Changes in Assets and Liabilities:
Accounts Receivable	3,515,143	(648,605)	(1,489,124)
Inventories	1,224,192	(1,981,821)	(1,812,857)
Other	(630,143)	(89,617)	353,556
Accounts Payable and Accrued Expenses	(1,906,203)	134,260	1,040,935
Income Taxes Payable	(290,152)	(261,942)	45,367

Net Cash Provided by Operating Activities	6,954,916	2,711,556	2,383,173
Cash Flows from Investing Activities:
Proceeds from Sales/Maturities of Securities Available for Sale	10,379,215	8,101,737	5,437,367
Purchases of Securities Available for Sale	(9,687,066)	(7,413,000)	(7,600,067)
Proceeds from Sale of Real Estate	—	—	6,100,000
Additions to Property, Plant and Equipment	(1,664,927)	(4,734,191)	(2,170,276)

Net Cash (Used in) Provided by Investing Activities	(972,778)	(4,045,454)	1,767,024
Cash Flows from Financing Activities:
Proceeds from Common Shares Issued Under Employee Benefit Plans and Employee Stock Option Plans	793,186	830,391	1,283,567
Purchases of Treasury Stock	—	(480,068)	(1,065,500)
Excess Tax Benefit from Share-Based Compensation	133,755	316,201	105,284
Dividends Paid	(1,678,463)	(1,380,259)	(1,274,448)
Other Financing Activities	—	—	(2,523)

Net Cash Used in Financing Activities	(751,522)	(713,735)	(953,620)

Cash Designated for Real Estate Purchase Transferred (from) to Long Term Investments	—	3,200,000	(3,200,000)

Net Increase (Decrease) in Cash and Cash Equivalents	5,230,616	1,152,367	(3,423)
Cash and Cash Equivalents, Beginning of Year	5,747,937	4,595,570	4,598,993

Cash and Cash Equivalents, End of Year	$10,978,553	$5,747,937	$4,595,570

Supplemental Information:
Cash Paid During the Period for:
Income Taxes, Net of Refunds	$1,589,250	$1,958,549	$1,671,581
Non-Cash Items:
Demonstration Equipment Transferred to Inventory from Property, Plant and Equipment	$—	$674,035	$57,697
Reclassification of Investment Securities to Non-Current Assets	$890,925	$—	$—

See Notes to the Consolidated Financial Statements.

ASTRO-MED, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Summary of Significant Accounting Policies

Principles of Consolidation:  The consolidated financial statements include the accounts of Astro-Med, Inc. and its subsidiaries. All material intercompany accounts and transactions are eliminated in consolidation.

Reclassification:  Certain amounts in prior year’s financial statements have been reclassified to conform to the current year’s presentation.

Use of Estimates:  The presentation of financial statements in conformity with generally accepted accounting principles in the U.S. requires management to make estimates and assumptions that affect these financial statements and accompanying notes. Some of the more significant estimates relate to the allowances for doubtful accounts and credits, inventory valuation, impairment of long-lived assets and goodwill, income taxes, share-based compensation and warranty reserves. Management’s estimates are based on the facts and circumstances available at the time estimates are made, past historical experience, risk of loss, general economic conditions and trends, and management’s assessments of the probable future outcome of these matters. Consequently, actual results could differ from those estimates.

Cash and Cash Equivalents:  Highly liquid investments with an original maturity of 90 days or less are considered to be cash equivalents. Similar investments with original maturities beyond three months are classified as securities available for sale. Cash of $1,031,861 and $1,146,927 was held in foreign bank accounts at January 31, 2009 and 2008, respectively.

Securities Available for Sale:  Securities available for sale are carried at fair value based on quoted market prices, where available. The difference between cost and fair value, net of related tax effects, is recorded as a component of accumulated other comprehensive income in shareholders’ equity.

Property, Plant and Equipment:  Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation is provided on the straight-line basis over the estimated useful lives of the assets (land improvements—10 to 20 years; buildings and improvements—10 to 45 years; machinery and equipment—3 to 10 years).

Revenue Recognition:  The majority of Astro-Med’s product sales are recorded at the time of shipment, when legal title has transferred and risk of loss passes to the customer, when persuasive evidence of an arrangement exists, the seller’s price to the buyer is fixed or determinable and collectibility is reasonably assured in accordance with the requirements in Staff Accounting Bulletin (“SAB”) 104, “Revenue Recognition in Financial Statements.” When a sale arrangement involves training or installation, the deliverables in the arrangement are evaluated to determine whether they represent separate units of accounting in accordance with SAB 104 and EITF 00-21, “Revenue Arrangements With Multiple Deliverables.” This evaluation occurs at inception of the arrangement and as each item in the arrangement is delivered. The total fee from the arrangement is allocated to each unit of accounting based on its relative fair value. Fair value for each element is established generally based on the sales price charged when the same or similar element is sold separately. Revenue is recognized when revenue recognition criteria for each unit of accounting are met. When other significant obligations remain after products are delivered, revenue is recognized only after such obligations are fulfilled. All of our equipment contains embedded operating systems and data management software which are included in the purchase price of the equipment. The software is deemed incidental to the systems as a whole as it is not sold separately or marketed separately and its production costs are minor as compared to those of the hardware system. Returns and customer credits are infrequent and are recorded as a reduction to sales. Rights of return are not included in sales arrangements. Revenue associated with products that contain specific customer acceptance criteria is not recognized before the customer acceptance criteria are satisfied. Discounts from list prices are recorded as a reduction to sales. Amounts billed to customers for shipping and handling fees are included in sales while related shipping and handling costs are included in cost of sales.

Infrequently, Astro-Med recognizes revenue for non-recurring engineering (NRE) fees for product modification orders upon completion of agreed-upon milestones. Revenue is deferred for any amounts received

ASTRO-MED, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

prior to completion of milestones. Certain of our NRE arrangements include formal customer acceptance provisions. In such cases, we determine whether we have obtained customer acceptance for the specific milestone before recognizing revenue.

Infrequently, Astro-Med receives requests from customers to hold product purchased from us for the customer’s convenience. Revenue is recognized for such bill and hold arrangements in accordance with the requirements of SAB No. 104 which requires, among other things, the existence of a valid business purpose for the arrangement; the transfer of ownership of the purchased product; a fixed delivery date that is reasonable and consistent with the buyer’s business purpose; the readiness of the product for shipment; the use of customary payment terms; no continuing performance obligation by us and segregation of the product from our inventories.

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

Foreign Currency:  The financial statements of foreign subsidiaries are measured using the local currency as the functional currency. Foreign currency denominated assets and liabilities are translated into U.S. dollars at year-end exchange rates with the translation adjustment recorded as a component of accumulated comprehensive income in shareholders’ equity. Revenues and costs are translated at average exchange rates during the year. We do not provide for U.S. income taxes on foreign currency translation adjustments associated with foreign subsidiaries since we do not provide for taxes on undistributed earnings of foreign subsidiaries. Our net foreign exchange gains (losses) were $(474,000), $141,000 and $22,000, for fiscal 2009, 2008 and 2007, respectively.

Advertising:  Astro-Med expenses advertising costs as incurred. Such costs of advertising, advertising production, trade shows and other activities are designed to enhance demand for our products and amounted to approximately $1,271,000, $1,135,000 and $1,049,000 in fiscal 2009, 2008 and 2007, respectively.

Health Insurance Reimbursement Reserve:  Astro-Med reimburses a portion of employee health insurance deductibles and co-payments. The total reimbursement amounted to approximately $252,000 and $298,000 in 2009 and 2008, respectively. We accrued approximately $100,000 at January 31, 2009 and 2008, for estimated outstanding reimbursements due to employees, including a reserve for incurred but not reported amounts.

Long-Lived Assets:  Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable in accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Measurement of an impairment loss for long-lived assets that management expects to hold and use is based on the fair value of the asset.

Goodwill:  Goodwill impairment reviews are performed in accordance with the provision of SFAS No. 142. “Goodwill and Other Intangible Assets.” Management evaluates the recoverability of goodwill annually or more frequently if events or changes in circumstances, such as declines in sales, earnings or cash flows, or material adverse changes in the business climate, indicate that the carrying value of an asset might be impaired. Goodwill is considered to be impaired when the net book value of a reporting unit exceeds its estimated fair value. Fair values

ASTRO-MED, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

are established using a discounted cash flow methodology based on the long-range planning forecast. We have completed our most recent impairment review as of January 31, 2009 and determined that goodwill is not impaired.

Income Taxes:  Astro-Med accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” SFAS No. 109 requires that deferred income taxes be determined based on the estimated future tax effects of differences between the tax and book bases of assets and liabilities considering the provisions of enacted tax laws. In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. At January 31, 2009 and 2008, a valuation allowance was provided for certain deferred tax assets attributable to certain state R&D credit carryforwards.

On February 1, 2007, Astro-Med adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of SFAS No. 109” (“FIN 48”). This interpretation describes a recognition threshold and measurement attribute for the financial statement disclosure of tax positions taken or expected to be taken in a tax return. FIN 48 requires recognition of tax benefits that satisfy a more likely than not threshold and also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

Net Income Per Common Share:  Net income per common share has been computed and presented pursuant to the provisions of SFAS No. 128, “Earnings per Share.” Basic net income per share is based on the weighted average number of shares outstanding during the period. Diluted net income per share is based on the basic weighted average number of shares and potential common shares for stock options outstanding during the period using the treasury stock method. Options to purchase 1,765,550, 1,832,686 and 1,830,078 shares of common stock were outstanding at January 31, 2009, 2008 and 2007, respectively. In fiscal years 2009 and 2008, there were 395,758 and 159,150 options that were not included in the computation of diluted net income per common share because their inclusion would be anti-dilutive.

Common Stock Dividends:  On May 16, 2006, Astro-Med declared a 5 for 4 stock split with a record date of June 16, 2006 which was accounted for as a stock dividend and was distributed to shareholders on June 30, 2006. An amount equal to the fair value of the additional shares was transferred from retained earnings to additional paid-in capital and common stock as of the declaration date. All per share and weighted average share amounts for all prior periods were restated to reflect the impact of the common stock dividend.

Allowance for Doubtful Accounts:  In circumstances where Astro-Med is aware of a customer’s inability to meet its financial obligations, an allowance is established. The majority of accounts are individually evaluated on a regular basis and appropriate allowances are established as deemed appropriate. The remainder of the allowance is based upon historical write-off experience and current market assessments.

Fair Value of Financial Instruments:  Financial instruments consist mainly of cash and cash equivalents, investment securities, accounts receivable and accounts payable. The carrying amount reflected in the consolidated balance sheets for cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to their short-term nature. Investment securities, all of which are available for sale, are carried in the consolidated balance sheets at fair value based on quoted market prices, when available.

Comprehensive Income:  In accordance with SFAS No. 130 “Reporting Comprehensive Income,” the Company reports by major components and as a single total the change in net assets during the period from non-owner sources. The consolidated statement of comprehensive income has been included with the consolidated statement of shareholders’ equity. Accumulated other comprehensive income at January 31, 2009 consists of net unrealized gains on available for sale securities of $5,850 and net translation losses on foreign operations of $4,523.

ASTRO-MED, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Share-Based Compensation:  Effective February 1, 2006, the Company adopted the provisions of SFAS No. 123(R) “Share-Based Payment” under the “modified prospective” transition method outlined in the Statement. A “modified prospective” transition method is one in which compensation expense is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123(R) that remain unvested on the date of adoption.

The fair value of each option is estimated using the Black-Scholes option-pricing model. The volatility assumption is based on the historical weekly price data of Astro-Med’s common stock over a period equivalent to the weighted average expected life of Astro-Med’s options. Management evaluated whether there were factors during that period which were unusual and would distort the volatility figure if used to estimate future volatility and concluded that there were no such factors. In determining the expected life of the option grants, the Company has observed the actual terms of prior grants with similar characteristics and the actual vesting schedule of the grant and has assessed the expected risk tolerance of different option groups. The risk-free interest rate is based on the actual U.S. Treasury zero coupon rates for bonds matching the expected term of the option as of the option grant date. The dividend assumption is based upon the prior year’s average dividend yield.

Prior to the adoption of SFAS 123(R), all tax benefits of deductions resulting from the exercise of stock options were presented as operating cash flows in the consolidated statement of cash flows. SFAS 123R requires the cash flow resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as a cash inflow from financing activities and a cash outflow from operating activities. Tax deductions from certain stock option exercises are treated as being realized when they reduce taxes payable in accordance with relevant tax law.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under SFAS No. 157, fair value measurements are separately disclosed by level within the fair value hierarchy. The provisions of SFAS No. 157 are effective for the fiscal years beginning after November 15, 2007. However, in February 2008, the FASB issued FASB Staff Position No. 157-2, “Effective Date of FASB Statement No. 157” that amended SFAS No. 157 to delay the effective date for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (that is, at least annually). We were required to apply the provisions of SFAS No 157 to financial assets prospectively as of February 1, 2008 and its adoption did not materially impact our results of operations or financial position. We will be required to apply the provisions of SFAS No. 157 to

ASTRO-MED, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

non-financial assets and non-financial liabilities as of February 1, 2009, and are currently evaluating the impact of the application of SFAS No. 157 as it pertains to these items. See Note 14.

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

Other new pronouncements recently issued, but not effective, are not expected to have a material effect on future financial statements.

Note 2—Securities Available for Sale

Pursuant to our investment policy, securities available for sale include auction rate securities and state and municipal securities with various contractual or anticipated maturity dates. These securities are carried at fair value, with unrealized gains and losses reported as a component of accumulated other comprehensive income (loss) in shareholders’ equity until realized. Realized gains and losses from the sale of available for sale securities, if any, are determined on a specific identification basis. A decline in the fair value of any available for sale security below cost that is determined to be other than temporary will result in a write-down of its carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established. No such impairment charges were recorded for any period presented. All short-term investment securities have original maturities greater than 90 days but less than one year. The fair value, amortized cost and gross unrealized gains and losses of the securities are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
January 31, 2009
Auction Rate Securities	$1,000,000	$—	$(109,075)	$890,925
State and Municipal Obligations	10,116,775	117,938	—	10,234,713

	$11,116,775	$117,938	$(109,075)	$11,125,638

ASTRO-MED, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
January 31, 2008
Auction Rate Securities	$6,250,000	$—	$—	$6,250,000
Governmental Obligations	842,150	5,430	(4,299)	843,281
State and Municipal Obligations	4,675,354	39,455	(420)	4,714,389

	$11,767,504	$44,885	$(4,719)	$11,807,670

The expected maturity dates of these securities are as follows:

	January 31,
	2009	2008
Less than one year	$3,876,135	$5,560,175
One to five years	6,672,745	1,898,337
Greater than five years	576,758	4,349,158

	$11,125,638	$11,807,670

Actual maturities may differ as a result of sales or earlier issuer redemptions.

Note 3—Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and include material, labor and manufacturing overhead. The components of inventories are as follows:

	January 31,
	2009	2008
Materials and Supplies	$8,021,888	$8,661,345
Work-in-Progress	1,333,935	1,735,972
Finished Goods	3,470,604	3,653,302

	$12,826,427	$14,050,619

Included within finished goods inventory is $1,184,927 and $1,111,063 of demonstration equipment at January 31, 2009 and 2008, respectively.

Note 4—Accrued Expenses

Accrued expenses consisted of the following:

	January 31,
	2009	2008
Professional fees	$135,160	$220,117
Freight	81,814	99,839
Health insurance reimbursement reserve	100,000	100,000
Dealer commissions	133,857	166,401
Warranty	302,464	368,073
Sales and VAT taxes	215,087	293,886
Restructuring reserve (note 15)	—	299,761
Other	634,288	715,978

	$1,602,670	$2,264,055

ASTRO-MED, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 5—Line of Credit

The Company has a $3,500,000 unsecured bank line of credit, all of which is currently available. Borrowings under this line of credit bear interest at the bank’s prime rate. This line of credit is scheduled to expire on July 1, 2009 at which time we will review our line of credit options.

Note 6—Shareholders’ Equity

Common Stock:  During fiscal 2009, the Company did not repurchase any shares of its common stock. The Company repurchased 55,300 and 100,000 shares of its common stock for $480,068 and $1,065,500 in fiscal 2008 and 2007, respectively. The Company’s Board of Directors has authorized the purchase of up to an additional 392,289 shares Company’s common stock on the open market as of January 31, 2009.

Astro-Med maintains the following benefit plans involving its common stock:

Stock Plans:  As of January 31, 2009, Astro-Med has one equity incentive plan (“2007 Equity Incentive Plan”) under which incentive stock options, non-qualified stock options, restricted stock and other equity-based awards may be granted to officers and key employees. To date, only options have been granted under this plan. Options granted to employees vest over four years. An aggregate of 1,000,000 shares were authorized for awards under the 2007 Equity Incentive Plan. The exercise price of each stock option will be established at the discretion of the Compensation Committee, however, any incentive stock options granted under the 2007 Equity Incentive Plan must be at an exercise price of not less than fair market value at the date of grant. The 2007 Equity Incentive Plan provides for an automatic annual grant of ten-year options to purchase 5,000 shares of stock to each non-employee director upon the adjournment of each shareholders’ meeting. Each such option is exercisable at the fair market value as of the grant date and vests immediately prior to the next succeeding shareholders’ meeting. During fiscal 2008 and 2009, 15,000 shares were awarded each year to non-employee directors. At January 31, 2009, 892,025 shares were available for grant under the 2007 Equity Incentive Plan.

ASTRO-MED, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Summarized option data for all plans is as follows:

	Number of Shares	Option Price Per Share	Weighted Average Option Price Per Share
Options Outstanding, January 31, 2006	1,956,694	$2.40– 9.59	$5.18

Options Granted	132,500	$7.93– 7.93	$7.93
Options Exercised	(243,147)	$2.40– 6.77	$5.17
Options Expired	(15,969)	$6.14– 8.73	$7.63

Options Outstanding, January 31, 2007	1,830,078	$2.40– 9.59	$5.36

Options Granted	165,200	$11.45–11.90	$11.71
Options Exercised	(144,912)	$2.40– 8.73	$5.53
Options Expired	(17,680)	$2.40–11.90	$7.81

Options Outstanding, January 31, 2008	1,832,686	$2.40–11.90	$5.89

Options Granted	92,975	$6.29– 9.85	$9.06
Options Exercised	(132,154)	$2.40– 7.93	$5.67
Options Expired	(27,957)	$5.91–11.90	$8.38

Options Outstanding, January 31, 2009	1,765,550	$2.40–11.90	$6.04

Options Exercisable, January 31, 2009	1,488,360	$2.40–11.90	$5.37
Options Exercisable, January 31, 2008	1,458,610	$2.40– 9.59	$4.96
Options Exercisable, January 31, 2007	1,484,779	$2.40– 9.59	$4.74

Set forth below is a summary of options outstanding at January 31, 2009:

Outstanding				Exercisable
Range of Exercise prices	Options	Weighted Average Exercise Price	Remaining Contractual Life	Options	Weighted Average Exercise Price
$2.40-$3.59	644,841	$3.06	2	644,841	$3.06
$4.27-$6.29	395,870	$5.40	1	392,870	$5.40
$6.73-$11.90	724,839	$9.03	7	450,649	$8.67

	1,765,550			1,488,360

The fair value of each stock option granted was estimated on the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Years Ended January 31,
	2009	2008	2007
Risk-free interest rate	3.13%–3.95%	4.5%	3.8%
Expected life (years)	5	5	5
Expected volatility	46.5%	48.1%	52.2%
Forfeiture rate	3.0%	3.0%	3.0%
Expected dividend yield	2.04%–3.82%	1.9%	1.6%

ASTRO-MED, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The weighted average fair value of options granted during fiscal 2009, 2008 and 2007 was $3.40, $4.74 and $3.45, respectively. As of January 31, 2009 there was $328,658 of unrecognized compensation expense related to the unvested stock options granted under the plans. The expense is to be recognized over a weighted average of two years. Share-based compensation expense amounted to $472,425, $585,328 and $412,693 during the years ended January 31, 2009, 2008 and 2007, respectively.

As of January 31, 2009, the aggregate intrinsic value (the aggregate difference between the closing stock price of the Company’s common stock on January 31, 2009 and the exercise price of the outstanding options) that would have been received by the option holders if all options had been exercised was $3,177,892 for all exercisable options and $3,185,081 for all options outstanding. The weighted average remaining contractual term for these options are 3 years for options that are exercisable and 4 years for all options outstanding. The total aggregate intrinsic value of options exercised during fiscal 2009 and 2008 was $174,177 and $603,702, respectively.

Employee Stock Purchase Plan (ESPP):  Astro-Med’s ESPP allows eligible employees to purchase shares of common stock at a 15% discount from fair market value on the date of purchase. A total of 247,500 shares were initially reserved for issuance under this plan. Summarized plan activity is as follows:

	Years Ended January 31,
	2009	2008	2007
Shares reserved, beginning	100,192	103,244	106,312
Shares purchased	(6,332)	(3,052)	(3,068)

Shares reserved, ending	93,860	100,192	103,244

Employee Stock Ownership Plan:  Astro-Med has an Employee Stock Ownership Plan (ESOP) providing retirement benefits to all eligible employees. Annual contributions in amounts determined by the Company’s Board of Directors are invested by the ESOP’s Trustees in shares of common stock of Astro-Med. Contributions may be in cash or stock. Astro-Med’s contributions (paid or accrued) amounted to $80,000 in each of fiscal 2009, 2008 and 2007. All shares owned by the ESOP have been allocated to participants.

Note 7—Income Taxes

The components of income before income taxes are as follows:

	Years Ended January 31,
	2009	2008	2007
Domestic	$2,142,252	$3,710,798	$8,276,724
Foreign	2,435,180	1,343,068	1,348,393

Total	$4,577,432	$5,053,866	$9,625,117

ASTRO-MED, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of the provision for income taxes are as follows:

	Years Ended January 31,
	2009	2008	2007
Current:
Federal	$(77,513)	$191,378	$1,008,275
State	373,024	273,531	334,794
Foreign	984,222	886,049	482,715

	1,279,733	1,350,958	1,825,784

Deferred:
Federal	175,653	(243,017)	1,684,524
State	139,184	(321,246)	117,071
Foreign	18,875	(42,667)	(61,227)

	333,712	(606,930)	1,740,368

	$1,613,445	$744,028	$3,566,152

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate (34%) to income before income taxes due to the following:

	Years Ended January 31,
	2009	2008	2007
Income tax provision at statutory rate	$1,556,327	$1,718,314	$3,272,540
State taxes, net of federal tax effect	338,057	(174,684)	298,231
Change in valuation allowance	(531,735)	480,463	60,957
Reversal of reserves no longer required	—	(446,538)	(231,534)
Italian subsidiary receivable write off	—	(657,478)	—
Italian net operating loss	616,534	—	—
Share-based compensation	68,852	124,612	90,100
Tax-exempt income	(131,753)	(117,652)	—
R&D credits	(111,431)	(95,212)	(124,795)
Other, net	(191,406)	(87,797)	200,653

	$1,613,445	$744,028	$3,566,152

During fiscal 2009, the Company wrote off the deferred tax asset of approximately $617,000 related to the net operating loss carryforward of the Italian subsidiary as a result of the dissolution of this subsidiary. As a full valuation allowance had been recorded in prior years, this write-off had no impact on the provision for income taxes. During 2009, the Company recorded an expense of $59,500 related to the discrete payment of additional state franchise tax and a benefit of $27,000 related to differences between the prior year tax provision and the actual returns as filed. During fiscal 2008, the Company recorded a benefit of $167,000 related to the completion of an IRS exam, a benefit of $319,000 related to changes in uncertain R&D and foreign tax credit positions, an expense of $40,000 related to differences between the prior year tax provision and the actual return as filed and benefits of $728,000 related to the restructuring of the sales and service centers located in Italy and the Netherlands. During fiscal 2007, the Company recorded a $231,534 favorable adjustment related to differences between the prior year tax provision and the actual tax return as filed primarily relating to additional foreign tax credits, R&D credits and lower state income taxes.

ASTRO-MED, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of deferred income tax expense arise from various temporary differences and relate to items included in the statement of operations. The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and liabilities at January 31, 2009 and 2008 are as follows:

	January 31,
	2009	2008
Deferred Tax Assets:
Net Operating Loss Carryforward	$—	$616,534
Inventory Reserves	1,385,122	1,182,348
R&D Credits	193,739	200,878
Vacation Accrual	364,568	368,529
Foreign Tax Credits	231,587	539,675
Deferred Service Contract Revenue	331,624	316,627
Reserve for Doubtful Accounts	189,166	191,356
Other	1,313,908	1,107,694

	4,009,714	4,523,641
Deferred Tax Liabilities:
Accumulated Tax Depreciation in Excess of Book Depreciation	849,733	767,399
Deferred Tax Gain on Sale of Real Estate	1,235,098	1,011,102
Other	555,798	842,926

	2,640,629	2,621,427

Subtotal	1,369,085	1,902,214
Valuation Allowance	(224,974)	(756,043)

Net Deferred Tax Assets	$1,144,111	$1,146,171

The Company has a valuation allowance for deferred tax assets at January 31, 2009 of $224,974 which is a decrease of $531,069 from the balance at January 31, 2008. The valuation allowance at January 31, 2009 relates to certain state R&D tax credit carryforwards which are expected to expire unused.

On February 1, 2007, the Company adopted FIN 48, which applies to all tax positions accounted for under SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a two step process for the measurement of uncertain tax positions that have been taken or are expected to be taken in a tax return. The first step is a determination of whether the tax position should be recognized in the financial statements. The second step determines the measurement of the tax position. FIN 48 also provides guidance on derecognition of such tax positions, classification, potential interest and penalties, accounting in interim periods and disclosure. The adoption of FIN 48 resulted in a $734,788 decrease in current liabilities, a $1,882,422 increase in long term liabilities, and a $1,147,634 decrease to retained earnings.

ASTRO-MED, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company filed several prior year state tax returns which are expected to be reviewed by the various taxing authorities during the next twelve months. Upon review of these returns by the various state tax authorities and also due to the expiration of certain statutes of limitation, the Company believes that it is reasonably possible that the related unrecognized tax benefits, accrued interest and penalties could decrease income tax expense by up to approximately $456,000. A reconciliation of unrecognized tax benefits, excluding interest and penalties, for the fiscal year ended January 31, 2009 is as follows:

Balance at February 1, 2008	$1,372,767
Decreases in prior period tax positions	(134,323)
Increases in current period tax positions	80,712
Decreases related to settlements with tax authorities	(152,917)
Foreign currency translation adjustments	(38,787)

Balance at January 31, 2009	$1,127,452

If the $1,127,452 is recognized, $1,166,786 would decrease the effective tax rate in the period in which each of the benefits is recognized and the remainder would be offset by a reversal of deferred tax assets.

During fiscal 2009, the Company recognized $111,001 of potential interest and penalties, which are included as a component of income tax in the accompanying statement of operations. At January 31, 2009, the Company had accrued potential interest and penalties of $296,022.

During the fourth quarter of fiscal 2008, the Internal Revenue Service officially concluded its examination of the Company’s fiscal 2005 and 2006 Federal tax returns. As a result, the Company received a $140,100 refund from the Internal Revenue Service during fiscal 2009.

During fiscal 2009, the Company was notified that the Internal Revenue Service will begin an examination of the fiscal year 2007 federal tax return. In addition, the Company is subject to state and local income and non-U.S. tax examinations for the tax years January 31, 2006 through 2009.

At January 31, 2009, the Company has indefinitely reinvested $2,957,375 of the cumulative undistributed earnings of certain foreign subsidiaries, all of which would be subject to U.S. taxes if repatriated to the U.S. Through January 31, 2009, the Company has not provided deferred income taxes on the undistributed earnings of its foreign subsidiaries because such earnings are considered to be indefinitely reinvested outside the U.S. Non-U.S. income taxes are, however, provided on those foreign subsidiaries’ undistributed earnings. Determination of the potential deferred income tax liability on these undistributed earnings is not practicable because such liability, if any, is dependent on circumstances existing if and when remittance occurs.

Note 8—Leases and Other Contractual Obligations

Minimum payments under noncancellable operating leases at January 31, 2009 were as follows:

2010	$278,754
2011	191,382
2012	95,566
2013	70,270
2014 and Thereafter	79,869

Minimum Lease Payments	$715,841

The Company incurred rent expense in the amount of $557,139, $612,399 and $604,586 for the fiscal years 2009, 2008 and 2007, respectively.

ASTRO-MED, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company has purchase obligations in the amount of $4,351,136 due within one year for goods and services with defined terms as to price, quantity, delivery and termination liability.

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

T&M produces data recording equipment used worldwide for a variety of recording, monitoring and troubleshooting applications for the aerospace, automotive, metal mill, power and telecommunications industries. QuickLabel produces an array of high-technology digital label printers, automatic labelers, print and apply systems, labeling software and consumables for a variety of commercial industries worldwide. GT produces a range of instrumentation equipment and supplies for clinical neurophysiology (EEG and epilepsy monitoring), polysomnography (PSG—Sleep Monitoring) and biomedical research applications used worldwide by universities, medical centers and companies engaged in a variety of clinical and research activities. The accounting policies of the reporting segments are the same as those described in the summary of significant accounting policies herein. The Company evaluates segment performance based on the segment profit before corporate and financial administration expenses.

Business is conducted in the United States and through foreign affiliates in Canada and Europe. Virtually all manufacturing activities are conducted in the United States. Sales and service activities outside the United States are conducted through wholly-owned entities and, to a lesser extent, through authorized distributors and agents. Transfer prices are intended to produce gross profit margins commensurate with the sales and service effort associated with the product sold.

Summarized below are the Net Sales and Segment Operating Profit (both in dollars and as a percentage of Net Sales) for each reporting segment:

($ in thousands)	Net Sales			Segment Operating Profit			Segment Operating Profit % of Net Sales
	2009	2008	2007	2009	2008	2007	2009	2008	2007
T&M	$15,796	$16,505	$15,695	$2,463	$3,056	$2,592	15.6%	18.5%	16.5%
QuickLabel	37,398	38,144	31,121	3,664	4,222	1,248	9.8%	11.1%	4.0%
GT	18,589	17,722	18,703	2,553	1,583	3,109	13.7%	8.9%	16.6%

Total	$71,783	$72,371	$65,519	8,680	8,861	6,949	12.1%	12.2%	10.6%

Corporate Expenses				4,054	4,147	3,460
Restructuring Charges				—	515	—
Gain on Sale of Real Estate, Net				—	—	5,252

Operating Income				4,626	4,199	8,741
Other Income (Expense), Net				(49)	855	884

Income Before Income Taxes				4,577	5,054	9,625
Income Tax Provision				1,613	744	3,566

Net Income				$2,964	$4,310	$6,059

ASTRO-MED, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other information by segment is presented below:

($ in thousands)	Assets
	2009	2008
T&M	$8,243	$12,048
QuickLabel	16,173	16,889
GT	11,278	11,533
Corporate*	26,461	21,229

Total	$62,155	$61,699

*	Corporate assets consist of cash, investments, income tax accounts and miscellaneous fixed assets.

($ in thousands)	Depreciation			Capital Expenditures
	2009	2008	2007	2009	2008	2007
T&M	$465	$472	$397	$834	$623	$701
QuickLabel	514	713	603	479	744	750
GT	427	402	390	352	3,367	719

Total	$1,406	$1,587	$1,390	$1,665	$4,734	$2,170

Geographical Data

Presented below is selected financial information by geographic area:

($ in thousands)	Net Sales			Long-Lived Assets
	2009	2008	2007	2009	2008
United States	$49,960	$50,479	$47,504	$12,711	$12,388
Europe	13,824	13,563	11,688	455	676
Canada	3,244	2,697	2,217	—	6
Asia	2,745	2,938	2,366	—	—
Central and South America	921	1,736	1,077	—	—
Other	1,089	958	667	—	—

Total	$71,783	$72,371	$65,519	$13,166	$13,070

Included in long-lived assets is goodwill assigned to the following segments: T&M $0.7 million and GT $1.6 million at January 31, 2009 and 2008.

Note 10—Profit-Sharing Plan

Along with the ESOP described in Note 6, Astro-Med sponsors a Profit-Sharing Plan (the “Plan”) which provides retirement benefits to all eligible domestic employees. The Plan allows participants to defer a portion of their cash compensation and contribute such deferral to the Plan through payroll deductions. The Company makes matching contributions up to specified levels. The deferrals are made within the limits prescribed by Section 401(k) of the Internal Revenue Code.

All contributions are deposited into trust funds. It is the policy of the Company to fund any contributions accrued. The Company’s annual contribution amounts are determined by the Board of Directors. Contributions paid or accrued amounted to $263,124, $230,160 and $162,328 in fiscal 2009, 2008 and 2007, respectively.

ASTRO-MED, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 11—Product Warranty Liability

Astro-Med offers a one-year warranty for the majority of its products. The specific terms and conditions of warranties vary depending upon the product sold and country in which the Company does business. For products sold in the United States, a basic limited warranty, including parts and labor is provided. The Company estimates the costs based on historical claims experience and records a liability in the amount of such estimates at the time product revenue is recognized. The Company regularly assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary. Activity in the product warranty liability during the years ended January 31, 2009, 2008, and 2007 is as follows:

	2009	2008	2007
Balance, beginning of the year	$368,073	$354,901	$238,642
Warranties issued	295,306	522,968	560,983
Settlements made	(360,915)	(509,796)	(444,724)

Balance, end of the year	$302,464	$368,073	$354,901

Note 12—Concentration of Credit Risk

Credit is generally extended on an uncollateralized basis to almost all customers after review of credit worthiness. Concentration of credit and geographic risk with respect to accounts receivable is limited due to the large number and general dispersion of accounts which constitute the Company’s customer base. The Company periodically performs credit evaluations of its customers. At January 31, 2009 and 2008, no single customer accounted for more than 10% of net sales. The Company has not historically experienced significant credit losses on customers’ accounts.

Excess cash is invested principally in investment grade government and state municipal securities. The Company has established guidelines relative to diversification and maturities that maintain safety of principal, liquidity and yield. These guidelines are periodically reviewed and modified to reflect changes in market conditions. The Company has not historically experienced any significant losses on its cash equivalents or investments.

Note 13—Commitments and Contingencies

Astro-Med is subject to contingencies, including legal proceedings and claims arising in the normal course of business that cover a wide range of matters including, among others, contract and employment claims, workers compensation claims, product liability, warranty and modification, adjustment or replacement of component parts of units sold.

Direct costs associated with the estimated resolution of contingencies are accrued at the earliest date at which it is deemed probable that a liability has been incurred and the amount of such liability can be reasonably estimated. While it is impossible to ascertain the ultimate legal and financial liability with respect to contingent liabilities, including lawsuits, the Company believes that the aggregate amount of such liabilities, if any, in excess of amounts provided or covered by insurance, will not have a material adverse effect on the consolidated financial position or results of operations. It is possible, however, that future results of operations for any particular future period could be materially affected by changes in our assumptions or strategies related to these contingencies or changes out of the Company’s control.

ASTRO-MED, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 14—Fair Value

As previously noted, SFAS No. 157 was adopted by Astro-Med as of February 1, 2008. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In addition, SFAS No. 157 establishes a three-tiered hierarchy for inputs used in management’s determination of fair value of financial instruments that emphasizes the use of observable inputs over the use of unobservable inputs by requiring that observable inputs be used when available. Observable inputs are inputs that reflect management’s belief about the assumptions market participants would use in pricing a financial instrument based on the best information available in the circumstances.

The fair value hierarchy is summarized as follows:

•	Level 1—Quoted prices in active markets for identical assets or liabilities;

•

Level 2—Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and

•	Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities

The following table represents the fair value hierarchy for our financial assets (cash equivalents and investments in marketable securities) measured at fair value on a recurring basis as of January 31, 2009:

	Level 1	Level 2	Level 3	Total
Money market funds	$4,770,188	$—	$—	$4,770,188
Governmental obligations	1,400,000	—	—	1,400,000
State and municipal obligations	10,234,713	—	—	10,234,713
Auction rate securities	—	—	890,925	890,925

Total	$16,404,901	$—	$890,925	$17,295,286

Level 3 assets consist of auction rate securities whose underlying assets are backed by either municipal assets or state-issued student and educational loans. Interest received during a given period is based upon the interest rate determined through the auction process. While we continue to earn interest on our auction rate securities at maximum contractual rates, these investments are not currently trading and therefore do not currently have a readily determinable market value which historically has been their par value. Therefore, the estimated fair value of auction rate securities no longer approximates par value. The Company uses the services of its investment advisor in concert with a global investment management and advisory firm to manage its auction rate securities position. This investment management firm has developed and implemented a proprietary methodology for pricing auction rate securities. The firm uses a disciplined discounted cash flow approach to establish fair market valuation. The Company has adopted the market valuation as published by its investment management firm relative to its two auction rate securities as of January 31, 2009. Accordingly, we recorded an unrealized loss of $109,075 related to our auction rate securities as of January 31, 2009. We believe this unrealized loss is primarily attributable to the limited liquidity of these investments and have no reason to believe that any of the underlying issuers are presently at risk of default. Management has the intent and the ability to hold these securities for an indefinite period of time and, accordingly, believes that the unrealized loss on its

ASTRO-MED, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

auction rate securities holdings is temporary in nature. The following table provides a summary of changes in fair value of the Company’s auction rate securities for the period ended January 31, 2009:

Year Ended January 31, 2009
Balance at February 1, 2008	$6,250,000
Transferred to variable rate demand notes*	(700,000)
Sales	(5,025,000)
Purchases	475,000
Unrealized loss included in other comprehensive income	(109,075)

Balance at January 31, 2009	$890,925

*During fiscal 2009 the Company’s investment advisor redefined variable rate demand notes as fixed income municipal securities as these investments continue to trade in a liquid market.

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

	Severance	Lease	Other	Total
Balance at February 1, 2008	$207,230	$33,701	$58,830	$299,761
Reserve transfer	(52,000)	—	52,000	—
Utilization of reserve	(155,230)	(33,701)	(110,830)	(299,761)

Balance at January 31, 2009	$—	$—	$—	$—

All restructuring activity for these sales and service centers has been concluded as of January 31, 2009.

ASTRO-MED, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

Description	Balance at Beginning of Year	Provision Charged to Operations	Deductions(2)	Balance at End of Year
Allowance for Doubtful Accounts(1):
Year Ended January 31,
2009	$591,018	$83,129	$(97,412)	$576,735
2008	$588,508	$105,000	$(102,490)	$591,018
2007	$511,648	$105,000	$(28,140)	$588,508

(1)	The allowance for doubtful accounts has been netted against accounts receivable as of the respective balance sheet dates.
(2)	Uncollectible accounts written off, net of recoveries.