Form 10-Q
period 2009-05-02
ASTRO MED INC /NEW/
filed 2009-06-11
CIK 8146

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 2, 2009

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐ .

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

Common Stock, $.05 Par Value – 7,148,295 shares

(excluding treasury shares) as of May 29, 2009

ASTRO-MED, INC.

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ASTRO-MED, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	May 2, 2009	January 31, 2009
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$16,147,432	$10,978,553
Securities Available for Sale	5,470,087	10,234,713
Accounts Receivable, Net	8,136,001	9,246,140
Inventories	13,187,712	12,826,427
Deferred Tax Assets	3,121,172	3,083,345
Prepaid Expenses and Other Current Assets	1,755,825	1,653,484

Total Current Assets	47,818,229	48,022,662
PROPERTY, PLANT AND EQUIPMENT	33,750,449	33,587,020
Less Accumulated Depreciation	(23,146,807)	(22,757,543)

Property, Plant and Equipment, Net	10,603,642	10,829,477
OTHER ASSETS
Securities Available for Sale	857,965	890,925
Goodwill	2,336,721	2,336,721
Other	72,175	75,465

Total Other Assets	3,266,861	3,303,111

TOTAL ASSETS	$61,688,732	$62,155,250

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts Payable	$2,589,312	$2,352,084
Accrued Compensation	1,913,499	2,060,628
Other Accrued Expenses	1,665,179	1,602,670
Deferred Revenue	737,192	864,400
Income Taxes Payable	—	441,275
Other Current Tax Liabilities	588,601	582,596

Total Current Liabilities	7,493,783	7,903,653
Deferred Tax Liabilities	1,950,140	1,939,234
Other Long Term Liabilities	840,878	840,878

TOTAL LIABILITIES	10,284,801	10,683,765

SHAREHOLDERS’ EQUITY
Common Stock, $.05 Par Value, Authorized 13,000,000 shares; Issued 8,313,135 and 8,191,767 shares at May 2, 2009 and January 31, 2009, respectively	415,661	409,593
Additional Paid-In Capital	34,281,091	33,740,936
Retained Earnings	24,693,529	25,349,964
Treasury Stock, at Cost, 1,165,706 shares at May 2, 2009 and January 31, 2009	(8,030,335)	(8,030,335)
Accumulated Other Comprehensive Income	43,985	1,327

Total Shareholders’ Equity	51,403,931	51,471,485

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$61,688,732	$62,155,250

See Notes to condensed consolidated financial statements (unaudited).

ASTRO-MED, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three Months Ended
	May 2, 2009	May 3, 2008
Net Sales	$14,676,832	$18,687,849
Cost of Sales	8,864,011	10,500,116

Gross Profit	5,812,821	8,187,733
Costs and Expenses:
Selling and Marketing	3,882,490	4,420,674
General and Administrative	1,162,358	1,246,143
Research and Development	1,227,609	1,226,207

Operating Expenses	6,272,457	6,893,024

Operating (Loss) Income	(459,636)	1,294,709
Other Income:
Investment Income	97,623	140,758
Other, Net	6,618	35,236

	104,241	175,994

(Loss) Income Before Income Taxes	(355,395)	1,470,703
Income Tax (Benefit) Provision	(124,388)	573,574

Net (Loss) Income	$(231,007)	$897,129

Net (Loss) Income per Common Share:
Basic	$(0.03)	$0.13
Diluted	$(0.03)	$0.12
Weighted Average Number of Shares Outstanding:
Basic	7,087,049	6,936,318
Diluted	7,087,049	7,444,203
Dividends Declared Per Common Share	$0.06	$0.06

See Notes to condensed consolidated financial statements (unaudited).

ASTRO-MED, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Three Months Ended
	May 2, 2009	May 3, 2008
Cash Flows from Operating Activities:
Net (Loss) Income	$(231,007)	$897,129
Adjustments to Reconcile Net (Loss) Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	352,318	366,784
Share-Based Compensation	108,287	194,874
Deferred Income Tax (Benefit) Provision	(26,921)	30,990
Gain on Sale of Securities Available for Sale	(41,776)	—
Changes in Assets and Liabilities:
Accounts Receivable	1,110,136	1,386,650
Inventories	(361,285)	(634,710)
Income Taxes	(568,381)	38,133
Accounts Payable and Accrued Expenses	25,403	(896,153)
Other	206,143	547,092

Net Cash Provided by Operating Activities	572,917	1,930,789
Cash Flows from Investing Activities:
Proceeds from Sales/Maturities of Securities Available for Sale	4,804,248	2,021,215
Purchases of Securities Available for Sale	(100,000)	(1,430,000)
Additions to Property, Plant and Equipment	(120,799)	(575,704)

Net Cash Provided by Investing Activities	4,583,449	15,511
Cash Flows from Financing Activities:
Proceeds from Common Shares Issued Under Employee Benefit Plans and Employee Stock Option Plans	437,935	704,449
Dividends Paid	(425,422)	(420,528)

Net Cash Provided by Financing Activities	12,513	283,921
Net Increase in Cash and Cash Equivalents	5,168,879	2,230,221
Cash and Cash Equivalents, Beginning of Period	10,978,553	5,747,937

Cash and Cash Equivalents, End of Period	$16,147,432	$7,978,158

Supplemental Disclosures of Cash Flow Information:
Cash Paid During the Period for Income Taxes, Net of Refunds	$452,098	$172,596

See Notes to condensed consolidated financial statements (unaudited).

ASTRO-MED, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(1) Overview

Headquartered in West Warwick, Rhode Island, Astro-Med Inc. is a leading manufacturer of specialty high tech printing systems, electronic medical instrumentation, and test and measurement instruments. The Company’s products are distributed through its own sales force in the United States, Canada, and Western Europe and by authorized dealers elsewhere in the world. Astro-Med, Inc. products are sold under the brand names Astro-Med®, Grass® Technologies and QuickLabel® Systems and are employed around the world in a wide range of aerospace, medical, military, industrial, and packaging applications.

Unless otherwise indicated, references to “Astro-Med,” the “Company,” “we,” “our,” and “us” in this Quarterly Report on Form 10-Q refer to Astro-Med, Inc. and its consolidated subsidiaries.

(2) Basis of Presentation

The accompanying financial statements have been prepared by Astro-Med without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments consisting of normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the results of the interim periods included herein. Results of operations for the interim periods presented herein are not necessarily indicative of the results that may be expected for the full year. These financial statements do not include all disclosures associated with annual financial statements and, accordingly, should be read in conjunction with footnotes contained in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2009.

The presentation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported and disclosed in the consolidated financial statements and accompanying notes. Some of the more significant estimates relate to the allowances for doubtful accounts and credits, inventory valuation, impairment of long-lived assets and goodwill, income taxes, share-based compensation and warranty reserves. Management’s estimates are based on the facts and circumstances available at the time estimates are made, past historical experience, risk of loss, general economic conditions and trends, and management’s assessments of the probable future outcome of these matters. Consequently, actual results could differ from those estimates.

Certain reclassifications have been made to the prior year’s presentation to conform to the current year’s presentation.

(3) Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation.

(4) Net (Loss) Income Per Common Share

Net (loss) income per common share has been computed and presented pursuant to the provisions of Statement of Financial Accounting Standards (SFAS) No. 128, “Earnings Per Share.” Basic net (loss) income per share is based on the weighted average number of shares outstanding during the period. Diluted net (loss) income per share is based on the weighted average number of shares and, if dilutive, common equivalent shares for stock options outstanding during the period.

	Three Months Ended
	May 2, 2009	May 3, 2008
Weighted Average Common Shares Outstanding – Basic	7,087,049	6,936,318
Effect of Dilutive Options	—	507,885

Weighted Average Common Shares Outstanding – Diluted	7,087,049	7,444,203

For the three months ended May 2, 2009, diluted net loss per common share is the same as basic net loss per common share, as the inclusion of the effect of the common share equivalents then outstanding would be anti-dilutive. For this reason, excluded from the calculation of diluted net loss per common share for the three month period ended May 2, 2009 were “in the money” options to purchase 202,622 shares.

For the three months ended May 2, 2009 and May 3, 2008, the diluted per share amounts do not reflect options outstanding of 797,839 and 161,925 respectively, due to their anti-dilutive effect, as the exercise price of the options was greater than the average market price of the underlying stock during the periods presented.

(5) Revenue Recognition

The majority of Astro-Med’s product sales are recorded at the time of shipment, when legal title has transferred and risk of loss passes to the customer, when persuasive evidence of an arrangement exists, the seller’s price to the buyer is fixed or determinable and collectibility is reasonably assured in accordance with the requirements in Staff Accounting Bulletin (“SAB”) 104, “Revenue Recognition in Financial Statements.” When a sale arrangement involves training or installation, the deliverables in the arrangement are evaluated to determine whether they represent separate units of accounting in accordance with SAB 104 and EITF 00-21, “Revenue Arrangements With Multiple Deliverables.” This evaluation occurs at inception of the arrangement and as each item in the arrangement is delivered. The total fee from the arrangement is allocated to each unit of accounting based on its relative fair value. Fair value for each element is established generally based on the sales price charged when the same or similar element is sold separately. Revenue is recognized when revenue recognition criteria for each unit of accounting are met. When other significant obligations remain after products are delivered, revenue is recognized only after such obligations are fulfilled. All of our equipment contains embedded operating systems and data management software which is included in the purchase price of the equipment. The software is deemed incidental to the systems as a whole as it is not sold or marketed separately and its production costs are minor as compared to those of the hardware system. Returns and customer credits are infrequent and are recorded as a reduction to sales. Rights of return are not included in sales arrangements. Revenue associated with products that contain specific customer acceptance criteria is not recognized before the customer acceptance criteria are satisfied. Discounts from list prices are recorded as a reduction to sales. Amounts billed to customers for shipping and handling fees are included in sales while related shipping and handling costs are included in cost of sales.

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

Infrequently, Astro-Med receives requests from customers to hold product being purchased from us for the customers’ convenience. Revenue is recognized for such bill and hold arrangements in accordance with the requirements of SAB No. 104 which requires, among other things, the existence of a valid business purpose for the arrangement; the transfer of ownership of the purchased product; a fixed delivery date that is reasonable and consistent with the buyer’s business purpose; the readiness of the product for shipment; the use of customary payment terms; no continuing performance obligation by us and segregation of the product from our inventories.

ASTRO-MED, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

(6) Share-Based Compensation

Astro-Med has one equity incentive plan (the “Plan”) under which incentive stock options, non-qualified stock options, restricted stock and other equity based awards may be granted to officers and key employees. To date, only options have been granted under the Plan. Options granted to employees vest over four years. An aggregate of 1,000,000 shares were authorized for awards under the Plan. The exercise price of each stock option will be established at the discretion of the Compensation Committee; however, any incentive stock options granted must be at an exercise price of not less than fair market value at the date of grant. The Plan provides for an automatic annual grant of ten-year options to purchase 5,000 shares of stock to each non-employee director upon the adjournment of each annual shareholders’ meeting. Each such option is exercisable at the fair market value as of the grant date and vests immediately prior to the next succeeding annual shareholders’ meeting. At May 2, 2009, 822,025 shares were available for grant under the Plan.

We have estimated the fair value of each option using the Black-Scholes option-pricing model. The volatility assumption is based on the historical weekly price data of Astro-Med’s common stock over a period equivalent to the weighted average expected life of the options. Management evaluated whether there were factors during that period which were unusual and would distort the volatility figure if used to estimate future volatility and concluded that there were no such factors. In determining the expected life of the option grants, Astro-Med has observed the actual terms of prior grants with similar characteristics, the actual vesting schedule of the grant, and assessed the expected risk tolerance of different option groups. The risk-free interest rate is based on the actual U.S. Treasury zero coupon rates for bonds matching the expected term of the option as of the option grant date.

The fair value of stock options granted during the three months ended May 2, 2009 and May 3, 2008 was estimated using the following assumptions:

	Three Months Ended
	May 2, 2009	May 3, 2008
Risk Free Interest Rate	2.72%	3.95%
Expected Volatility	42.9%	46.5%
Expected Life (in years)	5.0	5.0
Dividend Yield	3.9%	2.0%

The weighted average fair value per share for options granted was $1.77 during the first quarter of fiscal 2010 compared to $3.41 during the first quarter of fiscal 2009.

Aggregated information regarding stock options granted under the Plan as of May 2, 2009 is summarized below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Outstanding at January 31, 2009	1,765,550	$6.04	4.0	$3,185,081
Granted	70,000	6.26
Exercised	(118,985)	3.59
Expired or canceled	(10,253)	3.59

Outstanding at May 2, 2009	1,706,312	$6.23	4.1	$1,370,256

Exercisable at May 2, 2009	1,465,015	$5.80	3.4	$1,370,256

As of May 2, 2009 there was $653,216 of unrecognized compensation expense related to unvested options.

Astro-Med has an Employee Stock Purchase Plan allowing eligible employees to purchase shares of common stock at a 15% discount from fair value on the date of purchase. A total of 247,500 shares were reserved for issuance under this plan. During the three months ended May 2, 2009 and May 3, 2008, 2,383 and 914 shares were purchased under this plan. As of May 2, 2009, 91,477 shares remain available.

ASTRO-MED, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

(7) Comprehensive (Loss) Income

The Company’s comprehensive (loss) income is as follows:

	Three Months Ended
	May 2, 2009	May 3, 2008
Net (Loss) Income	$(231,007)	$897,129
Other Comprehensive Income:
Foreign currency translation adjustments, net of tax	111,463	100,747
Unrealized holding loss arising during the period, net of tax	(68,805)	(53,447)

Other Comprehensive Income	42,658	47,300

Comprehensive (Loss) Income	$(188,349)	$944,429

(8) Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and include material, labor and manufacturing overhead. The components of inventories are as follows:

	May 2, 2009	January 31, 2009
Materials and Supplies	$8,379,066	$8,021,888
Work-In-Process	1,115,070	1,333,935
Finished Goods	3,693,576	3,470,604

	$13,187,712	$12,826,427

(9) Income Taxes

The Company’s effective tax rates for the periods, which are based on the projected effective tax rate for the full year, are as follows:

Three Months Ended
Fiscal 2010	35.0%
Fiscal 2009	39.0%

As of May 2, 2009, the Company’s cumulative unrecognized tax benefits, as measured under the requirements of Financial Accounting Standards Board Interpretation No. 48 (“FIN 48”), are $1,133,458 compared to $1,127,452 as of January 31, 2009. There were no developments affecting unrecognized tax benefits during the quarter ended May 2, 2009.

ASTRO-MED, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

(10) Segment Information

The Company reports three segments consistent with its sales product groups: Test & Measurement (T&M); QuickLabel Systems (QuickLabel) and Grass Technologies (GT). The Company evaluates segment performance based on the segment profit before corporate expenses.

Summarized below are the Net Sales and Segment Operating Profit for each reporting segment:

	Three Months Ended
	Net Sales		Segment Operating Profit
(In thousands)	May 2, 2009	May 3, 2008	May 2, 2009	May 3, 2008
T&M	$3,669	$3,960	$275	$628
QuickLabel	7,495	9,749	132	1,010
GT	3,513	4,979	153	747

Total	$14,677	$18,688	560	2,385

Corporate Expenses			1,020	1,090

Operating (Loss) Income			(460)	1,295
Other Income - Net			105	176

(Loss) Income Before Income Taxes			(355)	1,471
Income Tax (Benefit) Provision			(124)	574

Net (Loss) Income			$(231)	$897

(11) Recent Accounting Pronouncements

Business Combinations

In April 2009, the FASB issued Staff Position No. FSP FAS 141(R)-1 “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (“FSP No. FAS 141(R)-1”). This FSP amends the accounting in SFAS 141(R) for assets and liabilities arising from contingencies in a business combination. FSP FAS 141(R)-1 requires that pre-acquisition contingencies be recognized at fair value, if fair value can be reasonably determined. If fair value cannot be reasonably determined, FSP No. FAS 141(R)-1 requires measurement based on the best estimate in accordance with SFAS No. 5, “Accounting for Contingencies.” FSP No. FAS 141(R)-1 is effective as of February 1, 2009 in connection with the adoption of SFAS No. 141(R).

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations” (“SFAS No. 141(R)”). This statement improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. It establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. We adopted SFAS No.141(R) effective February 1, 2009, and it will apply to all business combinations prospectively from that date. The impact of SFAS No. 141(R) on our consolidated financial statements will depend on the nature, terms and size of the acquisitions we consummate in the future.

Fair Value Accounting

In April 2009, the FASB issued Staff Position No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP No. FAS 115-2 and FAS 124-2”). This FSP amends the other-than temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments in the financial statements and requires that an entity evaluate for and record an other-than-temporary impairment even when it concludes that it does not intend to sell an impaired security and does not believe it likely that it will be required to sell the security before recovery of the amortized cost basis. Once an entity has determined that an other-than-temporary impairment has occurred, it is required to record the credit loss component of the difference between the security’s amortized cost basis and the estimated fair value in earnings, whereas the remaining difference is to be recognized as a component of other comprehensive income and amortized over the remaining life of the security. FSP No. FAS 115-2 and FAS 124-2 is effective for interim and annual reporting periods ending after June 15, 2009. We do not believe that the implementation of this standard will have a material impact on our consolidated financial position or results of operations upon adoption.

In April 2009, the FASB issued Staff Position No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP No. FAS 157-4”). This FSP provides additional guidance for estimating fair value in accordance with SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. This FSP emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. FSP No. FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, and is applied prospectively. We do not believe that the implementation of this standard will have a material impact on our consolidated financial position or results of operations upon adoption.

In April 2009, the FASB issued Staff Position No. FAS 107-1 and Accounting Principles Board (“APB”) 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP No. FAS 107-1 and APB 28-1”). This FSP amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. FSP No. FAS 107-1 and APB 28-1 is effective for interim and annual reporting periods ending after June 15, 2009. We do not believe that the implementation of this standard will have a material impact on our consolidated financial statements upon adoption.

ASTRO-MED, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under SFAS No. 157, fair value measurements would be separately disclosed by level within the fair value hierarchy. The provisions of SFAS No. 157 are effective for the fiscal years beginning after November 15, 2007. However, in February 2008, the FASB issued FASB Staff Position No. 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”) that amended SFAS No. 157 to delay the effective date for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (that is, at least annually). We adopted SFAS No. 157 for financial assets and liabilities effective February 1, 2008 and for non financial assets and liabilities effective February 1, 2009. The adoption of SFAS No. 157 did not have a material effect on our financial condition or results of operations. See Note 13 for further details.

Other new pronouncements recently issued, but not yet effective, are not expected to have a material effect on our future consolidated financial statements.

(12) Securities Available for Sale

Pursuant to our investment policy, securities available for sale include auction rate securities and state and municipal securities with various contractual or anticipated maturity dates. These securities are carried at fair value, with unrealized gains and losses reported as a component of accumulated other comprehensive income (loss) in shareholders’ equity until realized. Realized gains and losses from the sale of available for sale securities, if any, are determined on a specific identification basis. A decline in the fair value of any available for sale security below cost that is determined to be other than temporary will result in a write-down of its carrying amount to fair value. No such impairment charges were recorded for any period presented. All short-term investment securities have original maturities greater than 90 days. The fair value, amortized cost and gross unrealized gains and losses of the securities are as follows:

May 2, 2009	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Auction Rate Securities	$1,000,000	$—	$(142,035)	$857,965
State and Municipal Obligations	5,423,438	46,649	—	5,470,087

	$6,423,438	$46,649	$(142,035)	$6,328,052

January 31, 2009	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Auction Rate Securities	$1,000,000	$—	$(109,075)	$890,925
State and Municipal Obligations	10,116,775	117,938	—	10,234,713

	$11,116,775	$117,938	$(109,075)	$11,125,638

(13) Fair Value

We measure our financial assets at fair value on a recurring basis in accordance with SFAS No. 157, which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In addition, SFAS No. 157 establishes a three-tiered hierarchy for inputs used in management’s determination of fair value of financial instruments that emphasizes the use of observable inputs over the use of unobservable inputs by requiring that observable inputs be used when available. Observable inputs are inputs that reflect management’s belief about the assumptions market participants would use in pricing a financial instrument based on the best information available in the circumstances.

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

ASTRO-MED, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

May 2, 2009

The following table represents the fair value hierarchy for our financial assets (cash equivalents and investments) measured at fair value on a recurring basis as of May 2, 2009:

	Level 1	Level 2	Level 3	Total
Money Market Funds	$6,180,827	$—	$—	$6,180,827
Governmental Obligations	4,809,565	—	—	4,809,565
State and Municipal Obligations	5,470,087	—	—	5,470,087
Auction Rate Securities	—	—	857,965	857,965

Total	$16,460,479	$—	$857,965	$17,318,444

Level 3 assets consist of auction rate securities whose underlying assets are backed by either municipal assets or state-issued student and educational loans. Interest received during a given period is based upon the interest rate determined through the auction process. While we continue to earn interest on our auction rate securities at contractual rates, these investments are not currently trading and do not currently have a readily determinable market value which, prior to February 2008, had been their par value. Therefore, the estimated fair value of auction rate securities no longer approximates par value. We use the services of our investment advisor in concert with a global investment management and advisory firm to manage our auction rate securities position. This investment management firm has developed and implemented a proprietary methodology for pricing auction rate securities using a disciplined discounted cash flow approach to establish fair market valuation. As of January 31, 2009, we have adopted the market valuation as published by this investment management firm relative to our two auction rate securities. Based on their market valuation, we recorded an unrealized loss of $142,035 related to our auction rate securities as of May 2, 2009. We believe this unrealized loss is primarily attributable to the limited liquidity of these investments and have no reason to believe that any of the underlying issuers are presently at risk of default. Management has the intent and the ability to hold these securities for an indefinite period of time and, accordingly, believes that the unrealized loss on its auction rate securities holdings is temporary in nature. The following table provides a summary of changes in fair value of our auction rate securities for the three months ended May 2, 2009:

Balance, January 31, 2009	$890,925
Change in unrealized loss	(32,960)

Balance at May 2, 2009	$857,965

Item 2.

ASTRO-MED, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Business Overview

This section should be read in conjunction with Astro-Med’s Condensed Consolidated Financial Statements included elsewhere herein and our Annual Report on Form 10-K for the fiscal year ended January 31, 2009.

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

Astro-Med competes worldwide in many markets including clinical and research diagnostics, aerospace, specialty printing systems and data acquisition and analysis. We retain a competitive position in our respective markets by virtue of proprietary technology, product reputation, delivery, technical assistance and service to customers. We market our products worldwide by advertising and promotion using major national and international trade journals, scientific meetings and trade shows, direct mailing campaigns and the internet. Our products are sold by direct field sales persons as well as independent dealers and representatives. In the United States, the Company has factory-trained direct field sales people located in major cities from coast to coast specializing in either Astro-Med T&M products, QuickLabel products or Grass Technologies products. Additionally, we have direct field sales and service centers in Canada, England, France, United Kingdom and Germany staffed by our own employees. In the remaining parts of the world, Astro-Med utilizes approximately 60 independent dealers and representatives selling and marketing our products in 80 countries.

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

Products sold under the QuickLabel System brand include digital color label printers developed for short-run, in-house label printing; label substrates and thermal transfer ribbon, toner, and inkjet printing inks developed for use in label printers; and a range of labeling software, accessory products, and printing services which allow QuickLabel Systems sales and support staff to serve customers at virtually every level of their label printing needs. With its broad range of entry-level, mid-range, and high-performance digital label printers, QuickLabel Systems is able to provide its customers a continuous path to upgrade to new products. QuickLabel products are primarily sold to end-user manufacturers, processors, and retailers who either package products on a Just-in-Time basis; label products for private label, OEM, or contract packaging customers; or label products in foreign languages for export markets. These end-users can benefit from the time savings and cost-savings of printing their own labels digitally on-demand. Industries that commonly benefit from short-run label printing include apparel, chemicals, cosmetics, electronics, foods and beverages, medical products, and pharmaceuticals, among many other manufactured goods. Current QuickLabel models include the Vivo!, a patented electrophotographic label printer developed to print on continuous rollstock for in-house label printing; the Zeo!, a lower-duty inkjet printer developed in partnership with Hewlett-Packard; and the Xe Series of color thermal transfer label printers including the QLS-4100 Xe, QLS-8100 Xe, QLS-2000 Xe and QLS-3000 Xe. The Xe Series of digital color thermal transfer label printers are unique in the industry in that they can be directly integrated with production line equipment and represent a novel, patented application of multi-color thermal transfer technology, historically only commercialized in single-color barcode label printers. QuickLabel also sells and supports its own Pronto! family of monochrome/barcode printers which utilize thermal transfer label printing technology in a single color.

Products sold under the Grass Technologies brand include electronic equipment, software and consumable products. The electronic equipment is primarily sold into the diagnostic markets of Sleep Disorders, Epilepsy Monitoring and Long-Term Monitoring (LTM). These products are sold to hospitals, free standing clinics and private physicians’ offices. The equipment sold to these markets detects and amplifies bio signals for review and analysis via the special GT software programs. Customers for the secondary equipment line are typically researchers in university-based research centers or companies engaged in drug research. This equipment consists of diagnostic recording systems, stimulation devices and accessories. The consumable line of products offered by GT are typically utilized with the systems described above. These products are predominantly made up of sensing devices that are used for the purpose of collecting physiological data from patients.

ASTRO-MED, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Results of Operations

Three Months Ended May 2, 2009 vs. Three Months Ended May 3, 2008

Net Sales by product group and current quarter percentage change over prior year for the three months ended May 2, 2009 and May 3, 2008 were:

(Dollars in thousands)	May 2, 2009	As a % of Net Sales	May 3, 2008	As a % of Net Sales	% Change Over Prior Year
T&M	$3,669	25.0%	$3,960	21.2%	(7.3)%
QuickLabel	7,495	51.1%	9,748	52.2%	(23.1)%
GT	3,513	23.9%	4,979	26.6%	(29.4)%

Total	$14,677	100.0%	$18,687	100.0%	(21.5)%

Astro-Med’s current year first quarter results largely reflect the affects of the global recession in all of our markets and product lines as customers are reluctant to make capital equipment purchases and are only purchasing consumable products in order to satisfy immediate needs, with no provision to stock supplies for future use. We have responded to this worldwide recession and uncertainty in the global economy by implementing a Company-wide cost reduction initiative beginning in the first quarter of the current fiscal year which involves wage and salary freezes, layoffs and a general reduction in hours worked by production staff. Additionally, all non-essential capital expenditures have been temporarily deferred. These cost reduction initiatives will remain in effect until the Company determines otherwise. Astro-Med will, however, continue all Research and Development activities as planned, as we believe that the development of new products and the enhancement of existing products will promote future growth and profitability for the Company.

The Company’s current year first quarter sales were $14,677,000, representing a 21.5% decrease as compared to the previous year’s first quarter sales of $18,687,000. Sales through the domestic channels were $10,375,000, a decline of 20.4% over the prior year. Current year first quarter international shipments of $4,302,000 were also down by 23.9% from the previous year. A negative impact from foreign exchange rates contributed $743,000 to the current year’s first quarter international sales decline.

Hardware sales in the current quarter were $6,460,000, down 27.9% over the prior year’s first quarter hardware sales of $8,956,000. The decrease in hardware sales in the current quarter was evident in all three product groups, with T&M down 3.7%, QuickLabel down 45.0 % and Grass Technologies down 39.8%. The overall decrease in hardware sales in the current quarter for all product groups was slightly reduced by a 36.2% increase in sales of T&M’s Ruggedized product line. The lower volume of hardware shipments is an outgrowth of soft demand for capital equipment emanating from the worldwide recession.

Consumables sales in the current quarter were $7,123,000, representing a decrease of 14.8% over the prior year’s first quarter consumable sales of $8,359,000. The double-digit decrease in consumable sales was apparent in all product groups except in Grass Technologies’ consumable line of electrodes, creams and inks which had single-digit declines. The overall decrease in consumable sales for the current quarter for all product groups was slightly reduced by a 54.5% increase in sales of QuickLabel System’s VIVO and Zeo! supplies. The reduced level of consumable sales is traceable to our customer’s lowering inventory supply balances in response to their current lower volume of business.

Service and other revenues of $1,094,000 in the current quarter were down 20.3% from prior year’s first quarter service and other revenues of $1,372,000. The decline in service and other sales was shared among the three product groups as the slight increase in service revenue in Grass Technologies was offset by lower freight, repair and parts revenue in all product groups.

Current year first quarter gross profit was $5,813,000, a 29.0% decrease from the prior year’s first quarter gross profit of $8,188,000. The Company’s gross profit margin of 39.6% in the current quarter reflects a decrease from the prior year’s first quarter gross profit margin of 43.8%. The lower gross profit margins for the current quarter are attributable to lower sales volume and related under absorption of factory costs in the manufacturing plants.

Operating expenses for the current quarter were $6,273,000, a 9.0% decrease from prior year’s first quarter operating expenses of $6,893,000. Specifically, selling and marketing expenses decreased 12.2% to $3,883,000 as compared to the previous year’s first quarter selling and marketing expenses of $4,421,000. Selling and marketing expenses represent 26.5% of sales for the current quarter as compared to 23.7% of sales for the prior year’s first quarter. The decrease in selling and marketing for the current quarter was primarily the result of lower commissions, wages, benefits, as well as lower travel spending. General and administrative (G&A) expenses decreased 6.7% to $1,162,000 in the first quarter of the current year as compared to prior year’s first quarter G&A expenses of $1,246,000. The decrease in G&A was primarily due to a decrease in employee benefits as compared to prior year. Spending on research & development (R&D) in the first quarter of the current year of $1,228,000 remained approximately flat with prior year’s first quarter spending of $1,226,000. The current year’s spending in R&D represents 8.4% of sales, higher than the prior year’s first quarter level of 6.6%, due to the lower sales level.

The Company’s loss from operations of $460,000 in the current quarter is off sharply from prior year’s first quarter operating income of $1,295,000. Operating margin for the first quarter of the current year of negative 3.1% is down compared to the prior year’s first quarter margin of 6.9%. The lower operating income and related margins for the first quarter of the current year are mainly attributable to the lower sales volume during the current quarter.

Other income during the first quarter was $105,000 compared to $176,000 in the first quarter of the previous year. The decrease in other income for the current quarter was primarily due to lower investment income, due to lower overall interest rates and the Company’s investment in tax-exempt municipal bonds. Lower foreign exchange gains in the current quarter due to the continuing strengthening of the US dollar also contributed to the decrease in other income as compared to the same period in the prior year.

Due to the Company’s loss position, in the first quarter of the current year, the Company recognized a benefit for federal and state income taxes of $124,000 reflecting an effective tax rate of 35.0%. This result compares to the prior year’s first quarter income tax expense of $574,000 reflecting an effective tax rate of 39.0%. The lower effective tax rate for the first quarter of the current year as compared to the prior year is primarily due to the lower pre-tax loss and the effect of the recently passed extension of the R&D tax credit.

The Company recognized a $231,000 net loss for the first quarter of the current year, reflecting a negative return on sales of 1.6% and generating a loss of $0.03 per diluted share. On a comparative basis with the previous year’s first quarter, net income was $897,000 earning a return of 4.8% on sales and an EPS of $0.12 per diluted share.

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

Summarized below are the Net Sales and Segment Operating Profit for each reporting segment:

	Three Months Ended
	Net Sales		Segment Operating Profit
(In thousands)	May 2, 2009	May 3, 2008	May 2, 2009	May 3, 2008
T&M	$3,669	$3,960	$275	$628
QuickLabel	7,495	9,749	132	1,010
GT	3,513	4,979	153	747

Total	$14,677	$18,688	560	2,385

Corporate Expenses			1,020	1,090

Operating (Loss) Income			(460)	1,295
Other Income, Net			105	176

(Loss) Income Before Income Taxes			(355)	1,471
Income Tax (Benefit) Provision			(124)	574

Net (Loss) Income			$(231)	$897

Test & Measurement—T&M

Sales revenues from the Test & Measurement product group were $3,669,000 for the first quarter of the current fiscal year representing a 7.3% decrease as compared to sales of $3,960,000 for the same period in the prior year as our industrial customers have deferred purchases of monitor recorders during this economic slowdown. Within the product group, we achieved sales growth from both the Ruggedized and Everest product lines, however, the Dash line of portable recorders were down sharply from the prior year. Operating expenses were lower in the quarter by 8.0% from the previous year’s spending level. As a consequence of the lower sales and related profit margins, T&M’s segment operating profit for the first quarter was $275,000, well below the prior year’s segment operating profit of $628,000.

QuickLabel System—QuickLabel

Sales revenues from the QuickLabel Systems product group were $7,495,000 in the first quarter of the current year as compared to $9,748,000 in the same quarter of the prior year. The lower sales volume was evident in QuickLabel’s line of digital printers where constraints placed on capital equipment purchases by our industrial customers have compromised the product line’s previous growth rate. This current market environment is an outgrowth of the ongoing worldwide recession. Consumable product sales fared somewhat better than hardware sales, although the first quarter’s sales volume was lower by 16.0% from the prior year as customer demand has limited media purchases to an “as needed” basis. Notwithstanding QuickLabel’s sales decline, we are encouraged by the continued double digit growth in demand realized in the Vivo and Zeo! lines of product supplies. This sale growth of supplies was due to an increase in the installed based of printers placed in service during the second half of the prior fiscal year. QuickLabel’s current quarter segment operating profit was $132,000 reflecting a profit margin of 1.8%, a decrease from prior year’s first quarter segment profit margin of 10.4%.

Grass Technologies—GT

Sales in the first quarter of the current year for Grass Technologies’ product group were $3,513,000 as compared to $4,979,000 in the prior year’s first quarter. The sales decrease is traceable primarily to the product group’s hardware line of diagnostic equipment. Specifically, sales in the clinical line of EEG, Sleep and Long Term Epilepsy Monitoring Systems have been adversely affected by lower funding sources currently being experienced by hospitals, laboratories and research facilities. The Grass Technologies line of consumable electrodes, creams, inks, etc., was also lower than the previous year, but confined to a single digit 4.1% decline. First quarter current year operating expenses for GT were down 20.0% from the previous year’s first quarter spending due to lower commissions, travel, and marketing related spending that was curtailed. Segment operating profits were down in the current quarter primarily due to lower sales volume, with the segment achieving an operating profit margin of 4.4% as compared to a segment operating profit margin of 15.0% reported in the first quarter of the prior year.

ASTRO-MED, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Financial Condition and Liquidity

We expect to finance our future working capital needs, capital expenditures and acquisition requirements through internal funds. To the extent that our capital and liquidity requirements are not satisfied internally, we may utilize a $3.5 million unsecured bank line of credit, all of which is currently available. Borrowings under this line of credit bear interest at the bank’s prime rate. The expiration date of this line of credit is July 31, 2009, at which time we plan to review our line of credit options.

The Company’s statements of cash flows for the three months ended May 2, 2009 and May 3, 2008 are included on page 5. Net cash flows provided by operating activities were $573,000 in the current year compared to net cash provided by operating activities of $1,931,000 in the previous year. The declining cash flows provided in the first quarter of the current year as compared to the same period in the previous year are primarily related to the net loss for the period, an increase in tax payments and an increase in inventory. Inventory balances increased to $13,188,000 at the end of the first quarter compared to $12,826,000 at year end. Inventory days on hand also increased to 134 days on hand at the end of the current quarter from 127 days at year end.

The Company’s current and non-current cash, cash equivalents and investments, at the end of the first quarter totaled $22,475,000 compared to $22,104,000 at year end. The higher cash and investments position resulted from operating cash flow, as noted above, and employees exercising stock options. Cash flows were utilized to acquire property, plant and equipment of $121,000 and to pay cash dividends of $425,000.

The Company’s backlog decreased 13.4% to $5,549,000 at the end of the first quarter from a backlog of $6,405,000 at year-end.

Critical Accounting Policies, Commitments and Certain Other Matters

In the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2009, the Company’s most critical accounting policies and estimates upon which our financial status depends were identified as those relating to revenue recognition, warranty claims, bad debts, inventories, income taxes, long-lived assets, goodwill and share-based compensation. We considered the disclosure requirements of Financial Release (“FR”) 60 (“FR-60”) regarding critical accounting policies and FR-61 regarding liquidity and capital resources, certain trading activities and related party/certain other disclosures, and concluded that nothing materially changed during the quarter that would warrant further disclosure under these releases.

Forward-Looking Statements

This Quarterly Report on Form 10-Q may contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are not statements of historical fact, but rather reflect our current expectations concerning future events and results. We generally use the words “believes,” “expects,” “intends,” “plans,” “anticipates,” “likely,” “continues,” “may,” “will,” and similar expressions to identify forward-looking statements. Such forward-looking statements, including those concerning our expectations, involve risks, uncertainties and other factors, some of which are beyond our control, which may cause our actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements. Factors which could cause actual results to differ materially from those anticipated include, but are not limited to (a) general economic, financial and business conditions; (b) declining demand in the test and measurement markets, especially defense and aerospace; (c) competition in the specialty printer industry; (d) ability to develop market acceptance of the QuickLabel color printer products and effective design of customer required features; (e) competition in the data acquisition industry; (f) competition in the neurophysiology industry; (g) the impact of changes in foreign currency exchange rates on the results of operations; (h) the ability to successfully integrate acquisitions; (i) the business abilities and judgment of personnel and changes in business strategy; (j) the efficacy of research and development investments to develop new products; (k) the launching of significant new products which could result in unanticipated expenses; (l) bankruptcy or other financial problems at major suppliers or customers that could cause disruptions in the Company’s supply chain or difficulty in collecting amounts owed by such customers; (m) and other risks included under “Item 1A-Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended January 31, 2009. We assume no obligation to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by law.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The registrant is a smaller reporting company and is not required to provide this information.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a- 15(b) under the Securities Exchange Act of 1934, as amended (Exchange Act). Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective in ensuring that information required to be disclosed in our Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner, and (2) accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no significant change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls

Our management, including the Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls or internal control over financial reporting will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Astro-Med have been detected. These inherent limitations include the realities that judgments in decision making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

In April 2008, following a trial in the U.S. District Court of Rhode Island, the jury found a former employee to have violated his non-compete agreement and awarded the Company damages of $375,800 against both the former employee and the former employee’s new employer. The Company was also awarded exemplary damages and attorneys fees (all of which have been previously expensed), resulting in a total award of over $1.1 million. The defendants have appealed the judgment to the United States Court of Appeals for the First Circuit and have posted a bond for approximately $1.3 million as a security for payment of the judgment during the appeal process. Currently the appeal is pending. The Company has not recognized any income on this gain contingency.

There are no other pending or threatened legal proceedings against the Company believed to be material to the financial position or results of operations of the Company.

Item 1A.	Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended January 31, 2009, which could materially affect our business, financial condition or future operating results. The risks described in our Annual Report on 10-K are not the only risks that we face, as additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating result as well as adversely affect the value of our investments in our common stock.

There have been no material updates to the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2009.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On August 16, 2004, the Company announced that its Board of Directors had approved the repurchase of 600,000 shares of common stock. This is an ongoing authorization without any expiration date. The Company made no purchases of its common stock pursuant to this authority during the first quarter of fiscal 2010. Currently, the Company can repurchase an additional 392,289 shares under this authorization.

Item 6.	Exhibits

The following exhibits are filed as part of this report on Form 10-Q:

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASTRO-MED, INC.
(Registrant)

Date: June 11, 2009	By	/s/ A.W. Ondis
A.W. Ondis, Chairman and Chief Executive Officer
(Principal Executive Officer)

	By	/s/ Joseph P. O’Connell
Joseph P. O’Connell Senior Vice President, Treasurer and Chief Financial Officer
(Principal Financial Officer)