Form 10-Q
period 2009-08-01
ASTRO MED INC /NEW/
filed 2009-09-04
CIK 8146

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 1, 2009

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐.

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

Common Stock, $.05 Par Value – 7,150,131 shares

(excluding treasury shares) as of August 28, 2009

ASTRO-MED, INC.

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ASTRO-MED, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	August 1, 2009	January 31, 2009
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$14,591,502	$10,978,553
Securities Available for Sale	6,468,758	10,234,713
Accounts Receivable, Net	10,262,373	9,246,140
Inventories	12,086,214	12,826,427
Deferred Tax Assets	3,122,547	3,083,345
Prepaid Expenses and Other Current Assets	1,300,234	1,653,484

Total Current Assets	47,831,628	48,022,662
PROPERTY, PLANT AND EQUIPMENT	34,153,854	33,587,020
Less Accumulated Depreciation	(23,611,746)	(22,757,543)

Property, Plant and Equipment, Net	10,542,108	10,829,477
OTHER ASSETS
Securities Available for Sale	894,215	890,925
Goodwill	2,336,721	2,336,721
Other	73,775	75,465

Total Other Assets	3,304,711	3,303,111

TOTAL ASSETS	$61,678,447	$62,155,250

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts Payable	$1,977,707	$2,352,084
Accrued Compensation	1,769,496	2,060,628
Other Accrued Expenses	1,713,861	1,602,670
Deferred Revenue	717,238	864,400
Income Taxes Payable	50,254	441,275
Other Current Tax Liabilities	611,417	582,596

Total Current Liabilities	6,839,973	7,903,653
Deferred Tax Liabilities	1,997,062	1,939,234
Other Long Term Liabilities	840,878	840,878

TOTAL LIABILITIES	9,677,913	10,683,765

SHAREHOLDERS’ EQUITY
Common Stock, $.05 Par Value, Authorized 13,000,000 shares; Issued 8,315,837 and 8,191,767 shares at August 1, 2009 and January 31, 2009, respectively	415,796	409,593
Additional Paid-In Capital	34,419,993	33,740,936
Retained Earnings	24,849,809	25,349,964
Treasury Stock, at Cost, 1,165,706 shares at August 1, 2009 and January 31, 2009	(8,030,335)	(8,030,335)
Accumulated Other Comprehensive Income	345,271	1,327

Total Shareholders’ Equity	52,000,534	51,471,485

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$61,678,447	$62,155,250

See Notes to condensed consolidated financial statements (unaudited).

ASTRO-MED, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three Months Ended		Six Months Ended
	August 1, 2009	August 2, 2008	August 1, 2009	August 2, 2008
Net Sales	$16,415,949	$19,783,613	$31,092,781	$38,471,462
Cost of Sales	9,465,432	11,102,957	18,329,443	21,603,073

Gross Profit	6,950,517	8,680,656	12,763,338	16,868,389
Costs and Expenses:
Selling and Marketing	3,724,240	4,342,923	7,606,730	8,763,598
General and Administrative	1,166,046	1,210,163	2,328,404	2,456,305
Research and Development	1,174,505	1,199,134	2,402,114	2,425,341

Operating Expenses	6,064,791	6,752,220	12,337,248	13,645,244

Operating Income	885,726	1,928,436	426,090	3,223,145
Other Income (Expense):
Investment Income	46,197	121,143	143,820	261,901
Other, Net	(31,648)	(59,913)	(25,030)	(24,677)

	14,549	61,230	118,790	237,224

Income Before Income Taxes	900,275	1,989,666	544,880	3,460,369
Income Tax Provision	315,097	835,454	190,709	1,409,028

Net Income	$585,178	$1,154,212	$354,171	$2,051,341

Net Income per Common Share:
Basic	$0.08	$0.16	$0.05	$0.29
Diluted	$0.08	$0.15	$0.05	$0.27
Weighted Average Number of Shares Outstanding:
Basic	7,148,368	6,999,303	7,117,708	6,966,642
Diluted	7,343,307	7,522,713	7,316,489	7,482,289
Dividends Declared Per Common Share	$0.06	$0.06	$0.12	$0.12

See Notes to condensed consolidated financial statements (unaudited).

ASTRO-MED, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Six Months Ended
	August 1, 2009	August 2, 2008
Cash Flows from Operating Activities:
Net Income	$354,171	$2,051,341
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	713,945	741,591
Share-Based Compensation	234,270	280,381
Deferred Income Tax Provision (Benefit)	18,626	(182,001)
Gain on Sale of Securities Available for Sale	(41,776)	—
Changes in Assets and Liabilities:
Accounts Receivable	(1,016,235)	781,527
Inventories	740,213	453,042
Income Taxes	(12,199)	949,275
Accounts Payable and Accrued Expenses	(701,479)	287,145
Other	401,946	(1,397,553)

Net Cash Provided by Operating Activities	691,482	3,964,748
Cash Flows from Investing Activities:
Proceeds from Sales/Maturities of Securities Available for Sale	5,509,248	5,461,215
Purchases of Securities Available for Sale	(1,800,000)	(1,580,000)
Additions to Property, Plant and Equipment	(384,450)	(938,575)

Net Cash Provided by Investing Activities	3,324,798	2,942,640
Cash Flows from Financing Activities:
Proceeds from Common Shares Issued Under Employee Benefit Plans and Employee Stock Option Plans	450,989	716,639
Dividends Paid	(854,320)	(837,483)

Net Cash Used in Financing Activities	(403,331)	(120,844)
Net Increase in Cash and Cash Equivalents	3,612,949	6,786,544
Cash and Cash Equivalents, Beginning of Period	10,978,553	5,747,937

Cash and Cash Equivalents, End of Period	$14,591,502	$12,534,481

Supplemental Disclosures of Cash Flow Information:
Cash Paid During the Period for Income Taxes, Net of Refunds	$267,688	$858,647
Reclassification of Investment Security to Non-Current Assets	$—	$478,180

See Notes to condensed consolidated financial statements (unaudited).

ASTRO-MED, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(1) Overview

Headquartered in West Warwick, Rhode Island, Astro-Med Inc. is a leading manufacturer of specialty high tech printing systems, electronic medical instrumentation, and test and measurement instruments. The Company’s products are distributed through its own sales force in the United States, Canada, and Western Europe and by authorized dealers elsewhere in the world. Astro-Med, Inc. products are sold under the brand names Astro-Med® , Grass® Technologies and QuickLabel® Systems and are employed around the world in a wide range of aerospace, medical, military, industrial, and packaging applications.

Unless otherwise indicated, references to “Astro-Med,” the “Company,” “we,” “our,” and “us” in this Quarterly Report on Form 10-Q refer to Astro-Med, Inc. and its consolidated subsidiaries.

(2) Basis of Presentation

The accompanying financial statements have been prepared by Astro-Med without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments consisting of normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the results of the interim periods included herein. Results of operations for the interim periods presented herein are not necessarily indicative of the results that may be expected for the full year. These financial statements do not include all disclosures associated with annual financial statements and, accordingly, should be read in conjunction with footnotes contained in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2009. Subsequent events have been evaluated by management through the time of filing this Form 10-Q with the SEC on September 4, 2009 and are disclosed as applicable.

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

(4) Net Income Per Common Share

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

	Three Months Ended		Six Months Ended
	August 1, 2009	August 2, 2008	August 1, 2009	August 2, 2008
Weighted Average Common Shares Outstanding – Basic	7,148,368	6,999,303	7,117,708	6,966,642
Effect of Dilutive Options	194,939	523,410	198,781	515,647

Weighted Average Common Shares Outstanding – Diluted	7,343,307	7,522,713	7,316,489	7,482,289

For the three and six months ended August 1, 2009, the diluted per share amounts do not reflect options outstanding of 809,492 and 803,666, respectively. For the three and six months ended August 2, 2008, the diluted per share amounts do not reflect options outstanding of 179,600 and 170,793, respectively. These outstanding options were not included, due to their anti-dilutive effect, as the exercise price of the options was greater than the average market price of the underlying stock during the periods presented.

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

ASTRO-MED, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

(6) Share-Based Compensation

Astro-Med has one equity incentive plan (the “Plan”) under which incentive stock options, non-qualified stock options, restricted stock and other equity based awards may be granted to officers and key employees. To date, only options have been granted under the Plan. Options granted to employees vest over four years. An aggregate of 1,000,000 shares were authorized for awards under the Plan. The exercise price of each stock option will be established at the discretion of the Compensation Committee; however, any incentive stock options granted must be at an exercise price of not less than fair market value at the date of grant. The Plan provides for an automatic annual grant of ten-year options to purchase 5,000 shares of stock to each non-employee director upon the adjournment of each annual shareholders’ meeting. Each such option is exercisable at the fair market value as of the grant date and vests immediately prior to the next succeeding annual shareholders’ meeting. During the second quarter of fiscal 2010, 15,000 options were awarded to non-employee directors pursuant to the Plan. At August 1, 2009, 810,500 shares were available for grant under the Plan.

We have estimated the fair value of each option using the Black-Scholes option-pricing model. The volatility assumption is based on the historical weekly price data of Astro-Med’s common stock over a period equivalent to the weighted average expected life of the options. Management evaluated whether there were factors during that period which were unusual and would distort the volatility figure if used to estimate future volatility and concluded that there were no such factors. In determining the expected life of the option grants, Astro-Med has observed the actual terms of prior grants with similar characteristics, the actual vesting schedule of the grant, and assessed the expected risk tolerance of different option groups. The risk-free interest rate is based on the actual U.S. Treasury zero coupon rates for bonds matching the expected term of the option as of the option grant date. The risk-free interest rate was 2.12% for all options granted in the second quarter of fiscal 2010.

The fair value of stock options granted during the six months ended August 1, 2009 and August 2, 2008 was estimated using the following assumptions:

	Six Months Ended
	August 1, 2009	August 2, 2008
Risk Free Interest Rate	1.54% - 2.12%	3.13 - 3.95%
Expected Volatility	41.9%	46.5%
Expected Life (in years)	5.0	5.0
Dividend Yield	3.9%	2.0%

The weighted average fair value per share for options granted was $2.40 during the first quarter of fiscal 2010 and $2.28 during the second quarter of fiscal 2010 compared to $3.41 and $3.65 during the first and second quarters of fiscal 2009.

Aggregated information regarding stock options granted under the Plan for the six months ended August 1, 2009 is summarized below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Outstanding at January 31, 2009	1,765,550	$6.04	4.0	$3,185,081
Granted	85,000	6.18
Exercised	(118,985)	3.59
Expired or canceled	(14,976)	5.01

Outstanding at August 1, 2009	1,716,589	$6.22	3.9	$1,424,645

Exercisable at August 1, 2009	1,475,788	$5.84	3.2	$1,424,645

As of August 1, 2009 there was $679,385 of unrecognized compensation expense related to unvested options.

Astro-Med has an Employee Stock Purchase Plan allowing eligible employees to purchase shares of common stock at a 15% discount from fair value on the date of purchase. A total of 247,500 shares were reserved for issuance under this plan. During the quarters ended August 1, 2009 and August 2, 2008, 2,702 and 1,555 shares were purchased under this plan. During the six months ended August 1, 2009 and August 2, 2008, 5,085 and 2,469 shares were purchased under this plan. As of August 1, 2009, 88,775 shares remain available.

ASTRO-MED, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

(7) Comprehensive Income

The Company’s comprehensive income is as follows:

	Three Months Ended		Six Months Ended
	August 1, 2009	August 2, 2008	August 1, 2009	August 2, 2008
Net Income	$585,178	$1,154,212	$354,171	$2,051,341
Other Comprehensive Income:
Foreign currency translation adjustments, net of tax	286,378	213,911	397,841	314,659
Unrealized holding gain (loss) arising during the period, net of tax	14,908	2,755	(53,897)	(50,693)

Other Comprehensive Income	301,286	216,666	343,944	263,966

Comprehensive Income	$886,464	$1,370,878	$698,115	$2,315,307

(8) Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and include material, labor and manufacturing overhead. The components of inventories are as follows:

	August 1, 2009	January 31, 2009
Materials and Supplies	$7,261,176	$8,021,888
Work-In-Process	1,105,409	1,333,935
Finished Goods	3,719,629	3,470,604

	$12,086,214	$12,826,427

(9) Income Taxes

The Company’s effective tax rates for the periods, which are based on the projected effective tax rate for the full year, are as follows:

	Three Months Ended	Six Months Ended
Fiscal 2010	35.0%	35.0%
Fiscal 2009	42.0%	40.7%

As of August 1, 2009, the Company’s cumulative unrecognized tax benefits, as measured under the requirements of Financial Accounting Standards Board Interpretation No. 48 (“FIN 48”), are $1,156,274 compared to $1,127,452 as of January 31, 2009. There were no developments affecting unrecognized tax benefits during the three and six months ended August 1, 2009.

ASTRO-MED, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

(10) Segment Information

The Company reports three segments consistent with its sales product groups: Test & Measurement (T&M); QuickLabel Systems (QuickLabel) and Grass Technologies (GT). The Company evaluates segment performance based on the segment profit before corporate expenses.

Summarized below are the Net Sales and Segment Operating Profit for each reporting segment:

	Three Months Ended				Six Months Ended
	Net Sales		Segment Operating Profit		Net Sales		Segment Operating Profit
(In thousands)	August 1, 2009	August 2, 2008	August 1, 2009	August 2, 2008	August 1, 2009	August 2, 2008	August 1, 2009	August 2, 2008
T&M	$3,877	$4,490	$361	$882	$7,546	$8,450	$636	$1,510
QuickLabel	8,146	10,633	771	1,522	15,641	20,382	903	2,532
GT	4,393	4,661	774	587	7,906	9,640	927	1,334

Total	$16,416	$19,784	1,906	2,991	$31,093	$38,472	2,466	5,376

Corporate Expenses			1,020	1,063			2,040	2,153

Operating Income			886	1,928			426	3,223
Other Income - Net			14	61			119	237

Income Before Income Taxes			900	1,989			545	3,460
Income Tax Provision			315	835			191	1,409

Net Income			$585	$1,154			$354	$2,051

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

Fair Value Accounting

In April 2009, the FASB issued Staff Position No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP No. FAS 115-2 and FAS 124-2”). This FSP amends the other-than temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments in the financial statements and requires that an entity evaluate for and record an other-than-temporary impairment even when it concludes that it does not intend to sell an impaired security and does not believe it likely that it will be required to sell the security before recovery of the amortized cost basis. Once an entity has determined that an other-than-temporary impairment has occurred, it is required to record the credit loss component of the difference between the security’s amortized cost basis and the estimated fair value in earnings, whereas the remaining difference is to be recognized as a component of other comprehensive income and amortized over the remaining life of the security. FSP No. FAS 115-2 and FAS 124-2 is effective for interim and annual reporting periods ending after June 15, 2009. The adoption of this standard did not have a material impact on our consolidated financial position or results of operations.

In April 2009, the FASB issued Staff Position No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP No. FAS 157-4”). This FSP provides additional guidance for estimating fair value in accordance with SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. This FSP emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. FSP No. FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, and is applied prospectively. The adoption of this standard did not have a material impact on our consolidated financial position or results of operations.

In April 2009, the FASB issued Staff Position No. FAS 107-1 and Accounting Principles Board (“APB”) 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP No. FAS 107-1 and APB 28-1”). This FSP amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. FSP No. FAS 107-1 and APB 28-1 is effective for interim and annual reporting periods ending after June 15, 2009. The adoption of this standard did not have a material impact on our consolidated financial statements.

ASTRO-MED, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under SFAS No. 157, fair value measurements would be separately disclosed by level within the fair value hierarchy. The provisions of SFAS No. 157 are effective for the fiscal years beginning after November 15, 2007. However, in February 2008, the FASB issued FASB Staff Position No. 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”) that amended SFAS No. 157 to delay the effective date for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (that is, at least annually). We adopted SFAS No. 157 for financial assets and liabilities effective February 1, 2008 and for non financial assets and liabilities effective February 1, 2009. The adoption of this standard did not have a material effect on our financial condition or results of operations. See Note 13 for further details.

Other Accounting Changes

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS No. 165”). SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued. In particular, the standard addresses: the period after the balance sheet date during which management of a reporting entity shall evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; the circumstances under which an entity shall recognize events or transactions occurring after the balance sheet date in its financial statements; and the disclosures that an entity shall make about events or transactions that occurred after the balance sheet date. The statement is effective for interim and annual reporting periods ending after June 15, 2009. The adoption of this standard did not have a material impact on our consolidated financial position or results of operations.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles” (“the Codification”). The Codification is the official single source of authoritative U.S. generally accepted accounting principles (“GAAP”). All existing accounting standards are superseded. All other accounting guidance not included in the Codification will be considered non-authoritative. The Codification also includes all relevant Securities and Exchange Commission guidance organized using the same topical structure in separate sections within the Codification. The Codification is effective for our fiscal 2010 third quarter financial statements. The principal impact on our financial statements from the Codification adoption will be limited to our disclosures, as all future references to authoritative accounting literature will be referenced in accordance with the Codification

Other new pronouncements recently issued, but not yet effective, are not expected to have a material effect on our future consolidated financial statements.

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

August 1, 2009	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Auction Rate Securities	$1,000,000	$—	$(105,785)	$894,215
State and Municipal Obligations	6,435,772	41,722	(8,736)	6,468,758

	$7,435,772	$41,722	$(114,521)	$7,362,973

January 31, 2009	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Auction Rate Securities	$1,000,000	$—	$(109,075)	$890,925
State and Municipal Obligations	10,116,775	117,938	—	10,234,713

	$11,116,775	$117,938	$(109,075)	$11,125,638

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

ASTRO-MED, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

The following table represents the fair value hierarchy for our financial assets (cash equivalents and investments) measured at fair value on a recurring basis as of August 1, 2009:

	Level 1	Level 2	Level 3	Total
Money Market Funds	$8,103,813	$—	$—	$8,103,813
State and Municipal Obligations	6,468,758	—	—	6,468,758
Governmental Obligations	3,939,311	—	—	3,939,311
Auction Rate Securities	—	—	894,215	894,215

Total	$18,511,882	$—	$894,215	$19,406,097

Level 3 assets consist of auction rate securities whose underlying assets are backed by either municipal assets or state-issued student and educational loans. Interest received during a given period is based upon the interest rate determined through the auction process. While we continue to earn interest on our auction rate securities at contractual rates, these investments are not currently trading and do not currently have a readily determinable market value. We use the services of our investment advisor in concert with a global investment management and advisory firm to manage our auction rate securities position. This investment management firm has developed and implemented a proprietary methodology for pricing auction rate securities using a disciplined discounted cash flow approach to establish fair market valuation. As of January 31, 2009, we adopted the market valuation as published by this investment management firm relative to our two auction rate securities. Based on their market valuation, we recorded an unrealized loss of $105,785 related to our auction rate securities as of August 1, 2009. We believe this unrealized loss is primarily attributable to the limited liquidity of these investments and have no reason to believe that any of the underlying issuers are presently at risk of default. Management has the intent and the ability to hold these securities for an indefinite period of time and, accordingly, believes that the unrealized loss on its auction rate securities holdings is temporary in nature. The following table provides a summary of changes in fair value of our auction rate securities for the three and six months ended August 1, 2009:

	Three Months Ended	Six Months Ended
Beginning Balance	$857,965	$890,925
Change in unrealized loss	36,250	3,290

Balance at August 1, 2009	$894,215	$894,215

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

Products sold under the Astro-Med T&M brand include ToughWriter printers, ToughSwitches, Everest Telementary recorders and Dash series data recorders. ToughWriter ruggedized page printers are used on the flight deck and in the cabins of military and commercial aircraft to print hard copies of airport maps, flight itineraries, weather maps, gate information and ground communications. ToughSwitches are used in commercial and military aircraft and military vehicles to connect multiple computers or Ethernet-compatible devices together. These products are ruggedized to comply with rigorous military and commercial flightworthiness standards for operation under extreme environmental conditions. The Company is currently furnishing ToughWriters for the Airbus A380, the Airbus A400M, Bombardier B145, the Boeing C-17, B-787, B-777, B-747, B-767, and Lockheed C-130. Other products sold under the Astro-Med brand include the Everest, used widely in the aerospace industry to monitor and track space vehicles, aircraft, missiles and other systems in flight. The Company’s Dash Series product line consists of a family of portable data recorders used as maintenance and troubleshooting instruments in pulp and paper mills, metal mills, power plants, automotive R&D centers and manufacturing plants. Dash Series include the Dash 2EZ, Dash 8X, Dash 8HF, Dash 8XPM, Dash 18, Dash 20HF and the Dash 32HF.

Products sold under the QuickLabel System brand include digital color label printers developed for short-run, in-house label printing; label substrates and thermal transfer ribbon, toner, and inkjet printing inks developed for use in label printers; and a range of labeling software, accessory products, and printing services which allow QuickLabel Systems sales and support staff to serve customers at virtually every level of their label printing needs. With its broad range of entry-level, mid-range, and high-performance digital label printers, QuickLabel Systems is able to provide its customers a continuous path to upgrade to new products. QuickLabel products are primarily sold to end-user manufacturers, processors, and retailers who either package products on a Just-in-Time basis; label products for private label, OEM, or contract packaging customers; or label products in foreign languages for export markets. These end-users can benefit from the time savings and cost-savings of printing their own labels digitally on-demand. Industries that commonly benefit from short-run label printing include apparel, chemicals, cosmetics, electronics, foods and beverages, medical products, and pharmaceuticals, among many other manufactured goods. Current QuickLabel models include the Vivo!, a patented electrophotographic label printer developed to print on continuous rollstock for in-house label printing; the Zeo!, a lower-duty inkjet printer developed in partnership with Hewlett-Packard; and the Xe Series of color thermal transfer label printers including the QLS-4100 Xe, QLS-2000 Xe and QLS-3000 Xe. The Xe Series of digital color thermal transfer label printers are unique in the industry in that they can be directly integrated with production line equipment and represent a novel, patented application of multi-color thermal transfer technology, historically only commercialized in single-color barcode label printers. QuickLabel also sells and supports its own Pronto! family of monochrome/barcode printers which utilize thermal transfer label printing technology in a single color.

Products sold under the Grass Technologies brand include electronic equipment, software and consumable products. The electronic equipment is primarily sold into the diagnostic markets of Sleep Disorders, Epilepsy Monitoring and Long-Term Monitoring (LTM). These products are sold to hospitals, free standing clinics and private physicians’ offices. The equipment sold to these markets detects and amplifies patient data for review and analysis using sophisticated Grass clinical software for diagnosing sleep disorders and epilepsy. Customers for other Grass products include researchers at university based research centers and pharmaceutical companies engaged in drug research. This equipment consists of diagnostic recording systems, stimulation devices and accessories. The consumable line of products offered by GT are typically utilized with the systems described above. These products predominantly consist of sensing devices that are used to collect physiological data from patients.

ASTRO-MED, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Results of Operations

Three Months Ended August 1, 2009 vs. Three Months Ended August 2, 2008

Net sales by product group and current quarter percentage change over prior year for the three months ended August 1, 2009 and August 2, 2008 were:

(Dollars in thousands)	August 1, 2009	As a % of Net Sales	August 2, 2008	As a % of Net Sales	% Change Over Prior Year
T&M	$3,877	23.6%	$4,490	22.7%	(13.7)%
QuickLabel	8,146	49.6%	10,633	53.7%	(23.4)%
GT	4,393	26.8%	4,661	23.6%	(5.7)%

Total	$16,416	100.0%	$19,784	100.0%	(17.0)%

Our current year second quarter results continue to reflect the effects of the global recession in all of our markets and product lines as customers are reluctant to make capital equipment purchases and are limiting consumable product purchases to quantities necessary to satisfy immediate needs. We have responded to this worldwide recession and uncertainty in the global economy by implementing a Company-wide cost reduction initiative beginning in the first quarter of the current fiscal year, which involves wage and salary freezes, layoffs and a general reduction in hours worked by production staff. Additionally, all non-essential capital expenditures have been deferred. Astro-Med is continuing all Research and Development activities as planned, as we believe that the development of new products and the enhancement of existing products will promote future growth and profitability for the Company.

The Company’s current year second quarter sales were $16,416,000, representing a 17.0% decrease as compared to the previous year’s second quarter sales of $19,784,000, but an 11.8% improvement over current year first quarter sales of $14,677,000. Sales through the domestic channels for the current quarter were $11,724,000, a decline of 13.1% over the prior year. Current year second quarter international shipments of $4,692,000 were also down by 25.5% from the previous year. A negative impact from foreign exchange rates contributed $446,000 to the current year’s second quarter international sales decline as compared to the same period of the prior year.

Hardware sales in the current quarter were $7,683,000, an increase of 18.9% over the current year first quarter sales of $6,460,000, but down 22.1% over the prior year’s second quarter hardware sales of $9,863,000. The decrease in hardware sales in the current quarter was evident in all three product groups, with T&M down 13.4%, QuickLabel down 52.4 % and Grass Technologies down 5.2% compared to the second quarter of the prior year. This decrease was tempered by a 13.4% increase in sales of T&M’s Everest product line, and 38.0% and 20.8% increases in Grass Technologies’ EEG and Long-Term Monitoring Systems, respectively. The overall lower volume of hardware shipments is an outgrowth of soft demand for capital equipment emanating from the worldwide recession.

Consumables sales in the current quarter were $7,450,000, representing an increase of 4.6% from the current year first quarter consumable sales of $7,123,000, but a decrease of 13.0% over the prior year’s second quarter consumable sales of $8,561,000. The overall decrease in consumable sales for the current quarter for all product groups was slightly reduced by a 29.7% increase in sales of QuickLabel System’s Vivo! and Zeo! supplies. The reduced level of consumable sales is traceable to our customer’s lowering inventory supply balances in response to their current lower volume of business.

Service and other revenues of $1,283,000 in the current quarter were up 17.3% over the first quarter service and other revenue of $1,094,000, but were down 5.6% from prior year’s second quarter service and other revenues of $1,359,000. The decline in service and other sales was shared among the three product groups, as the increase in service revenue in Grass Technologies and slight increase in parts and repairs revenue in T&M and QLS was offset by lower service, freight, repair and parts revenue in all other product groups.

Current year second quarter gross profit was $6,951,000, reflecting a 19.6% improvement over the current year first quarter gross profit of $5,813,000, but a 19.9% decrease from the prior year’s second quarter gross profit of $8,681,000. The Company’s gross profit margin of 42.3% in the current quarter reflects a decrease from the prior year’s second quarter gross profit margin of 43.9%. The lower gross profit margins for the current quarter is primarily attributable to lower sales volume as compared to prior year.

Operating expenses for the current quarter were $6,065,000, a 10.2% decrease from prior year’s second quarter operating expenses of $6,752,000 primarily a result of the Company’s cost reduction initiative. Specifically, selling and marketing expenses for the current quarter decreased 14.3% to $3,724,000 as compared to the previous year’s second quarter selling and marketing expenses of $4,343,000. The decrease in selling and marketing for the current quarter was primarily the result of lower commissions, wages, benefits, as well as lower travel spending. General and administrative (G&A) expenses decreased 3.6% to $1,166,000 in the second quarter of the current year as compared to prior year’s second quarter G&A expenses of $1,210,000. The decrease in G&A was primarily due to a decrease in wages, benefits, and banking and insurance fees as compared to prior year. Spending on research & development (R&D) in the second quarter of the current year of $1,175,000 represents a 2.0% decrease compared to prior year’s second quarter spending of $1,199,000. The current quarter spending in R&D represents 7.2% of sales, higher than the prior year’s second quarter level of 6.1%, consistent with management’s plan of maintaining current R&D levels in order to continue the development of new products and expand and improve existing products.

The Company returned to profitability in the second quarter with income from operations of $886,000 although this level of income is behind the prior year’s second quarter operating income of $1,928,000. Operating margin for the second quarter of the current year of 5.4% is down compared to the prior year’s second quarter margin of 9.7%. The lower operating income and related margins for the second quarter of the current year are primarily attributable to the lower sales volume during the current quarter as compared to the second quarter of the prior year.

Other income during the second quarter was $14,000 compared to $61,000 in the second quarter of the previous year. The decrease in other income for the current quarter was primarily due to lower investment income, due to lower overall interest rates. The decrease is slightly tempered by foreign exchange gains recognized in the current quarter due to the continuing weakening of the US dollar as compared to foreign exchange losses for the same period in the prior year.

The provision for federal and state income taxes for the second quarter of the current year was $315,000 reflecting an effective tax rate of 35.0%. This result compares to the prior year’s second quarter income tax expense of $835,000 reflecting an effective tax rate of 42.0%. The lower effective tax rate for the second quarter of the current year as compared to the prior year is primarily due to the lower pre-tax income and the effect of the extension of the R&D tax credit that took place in the third quarter of fiscal 2009.

The Company reported $585,000 in net income for the second quarter of the current year, reflecting a return on sales of 3.6% and generating EPS of $0.08 per diluted share. As compared to net income of $1,154,000 earning a return on sales of 5.8% and an EPS of $0.15 per diluted share in the previous year’s second quarter.

ASTRO-MED, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Results of Operations (Continued)

Six Months Ended August 1, 2009 vs. Six Months Ended August 2, 2008

Net sales by product group and current quarter percentage change over prior year for the six months ended August 1, 2009 and August 2, 2008 were:

(Dollars in thousands)	August 1, 2009	As a % of Net Sales	August 2, 2008	As a % of Net Sales	% Change Over Prior Year
T&M	$7,546	24.3%	$8,450	22.0%	(10.7)%
QuickLabel	15,641	50.3%	20,382	53.0%	(23.3)%
GT	7,906	25.4%	9,640	25.0%	(18.0)%

Total	$31,093	100.0%	$38,472	100.0%	(19.2)%

Net sales for the six month period of the current fiscal year were $31,093,000, a 19.2% decline as compared to $38,472,000 reported for the first six months of the prior fiscal year. Sales through the domestic channels for the first six months of the current year were $22,099,000, a 16.7% decrease from the prior year. International sales of $8,994,000 for the first six months of the current year reflects a 24.7% decrease as compared to the prior year. Unfavorable foreign exchange of $1,189,000 accounts for 40.3% of the international sales decline. All three segments have reported a decrease in sales for the first six months of the current year as compared to prior year’s sales for the same period.

The Company’s hardware sales were $14,143,000 in the first six months of fiscal 2010, declining 24.8% as compared to the same period in the prior year. This decline was evident in the three product groups. The overall decrease in hardware sales in the current quarter for all product groups was slightly tempered by a 10.2% increase in sales of T&M’s Everest product line. Consumable sales for the first six months of the current year of $14,573,000 declined 13.9% from the prior year six month period. The decrease in consumable sales was apparent in all product groups except in QuickLabel’s Vivo! and Zeo! supplies which increased 40.6% compared to the same period in the prior year. Service and other sales revenues for the six months ended August 1, 2009 were $2,377,000, a decrease of 13.0% from the prior year. The decline in service and other sales was shared among the three product groups as the slight increase in service revenue in Grass Technologies and QuickLabel was offset by lower freight, repair and parts revenue in all product groups.

The Company achieved $12,763,000 in gross profit for the first six months of fiscal 2010 and generated a gross profit margin of 41.0% as compared to prior year’s gross profit margin of 43.8%. The decline in gross profit margin for the first six months of the current year is due to lower sales volume.

Operating expenses in the first six months of the current year were $12,337,000, representing a 9.6% decrease from the prior year primarily a result of the Company’s cost reduction initiative. Selling and marketing expenses for the first six months of the current year declined 13.2% from the prior year to $7,607,000 with the decrease traceable to personnel costs related to wages, benefits, commissions and travel spending. R&D spending for the current six months of $2,402,000 remained approximately flat with prior year R&D of $2,425,000. Current year spending in R&D represents 7.7% of the current year’s sales compared to 6.3% of sales in the prior year. General and administrative expenses for the first six months of the current year were $2,328,000, a 5.2% decrease from the prior year. The lower spending level in the current year is mainly attributed to the reduction of the corporate bonus.

The Company earned $426,000 in operating income during the first six months of fiscal year 2010, as compared to $3,223,000 for the same period in the prior year. On a margin basis, this year’s operating income reflects an operating margin of 1.4% on sales compared to prior year’s operating margin of 8.4%.

Other income realized during the first six months of the current fiscal year has decreased $118,000 or 49.8% as compared to the other income reported in the previous year. This lower level of other income is a result of a reduction in other income and lower interest income.

The Company has provided federal and state income tax expense of $191,000 for the six month period ended August 1, 2009. This year’s provision reflects an effective tax rate of 35.0%, down from the prior year’s effective tax rate of 40.7%. The lower effective tax rate in fiscal 2010 as compared to the prior year is primarily due to the lower pre-tax income and the effect of the extension of the R&D tax credit in the third quarter of fiscal 2009.

Net income earned during the first six months of the current fiscal year was $354,000, lower than the prior year’s first six months of net income of $2,051,000 and reflects a return on sales of 1.1% as compared to 5.3% reported for the previous year. This year’s net income resulted in an EPS of $0.05 per diluted share as compared to an EPS of $0.27 per diluted share reported for the prior year’s first six months.

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

Summarized below are the Net Sales and Segment Operating Profit for each reporting segment:

	Three Months Ended				Six Months Ended
	Net Sales		Segment Operating Profit		Net Sales		Segment Operating Profit
(In thousands)	August 1, 2009	August 2, 2008	August 1, 2009	August 2, 2008	August 1, 2009	August 2, 2008	August 1, 2009	August 2, 2008
T&M	$3,877	$4,490	$361	$882	$7,546	$8,450	$636	$1,510
QuickLabel	8,146	10,633	771	1,522	15,641	20,382	903	2,532
GT	4,393	4,661	774	587	7,906	9,640	927	1,334

Total	$16,416	$19,784	1,906	2,991	$31,093	$38,472	2,466	5,376

Corporate Expenses			1,020	1,063			2,040	2,153

Operating Income			886	1,928			426	3,223
Other Income - Net			14	61			119	237

Income Before Income Taxes			900	1,989			545	3,460
Income Tax Provision			315	835			191	1,409

Net Income			$585	$1,154			$354	$2,051

Test & Measurement—T&M

Sales revenues from the Test & Measurement product group were $3,877,000 for the second quarter of the current fiscal year representing a 13.7% decrease as compared to sales of $4,490,000 for the same period in the prior year as our industrial customers have continued to defer purchases of monitor recorders during this economic slowdown. Within the product group, we achieved modest sales growth from the Everest product line; however, this increase in sales was offset by a slight decrease in the Dash line of portable recorders and a decline in Ruggedized product sales as compared to the second quarter of the prior year. The lower level of Ruggedized revenue is traceable directly to manufacturing delays in the introduction of their new aircraft as reported by Boeing and Airbus. Operating expenses were slightly higher in the current quarter as compared to the previous year’s second quarter spending level. As a consequence of the lower sales, a shift in product mix and increased operating expenses, T&M’s segment operating profit for the second quarter was $361,000, well below the prior year’s segment operating profit of $882,000.

For the first six months of the current fiscal year, sales revenue of the T&M product group were $7,546,000 as compared to $8,450,000 for the same period of the previous year. The decrease in sales stems from the Dash and Ruggedized product lines, tempered by an increase in sales of the Everest product line. This year’s segment operating profit of $636,000 decreased 57.9% from the prior year’s segment operating profit and provided an operating profit margin of 8.4%, down from the prior year’s margin of 17.9%. The decrease in T&M current year’s profit margin is traceable to lower sales volume, higher manufacturing cost and unfavorable factory absorption in the current fiscal year.

QuickLabel Systems—QuickLabel

Sales revenues from the QuickLabel Systems product group were $8,146,000 in the second quarter of the current year as compared to $10,633,000 in the same quarter of the prior year. The lower sales volume was evident in QuickLabel’s line of digital printers where constraints placed on capital equipment purchases by our industrial customers have effected the product line’s previous growth rate. This current market environment is an outgrowth of the ongoing worldwide recession. Consumable product sales fared somewhat better than hardware sales in the second quarter of the current fiscal year, although sales volume was lower by 13.1% from the prior year as customer demand has limited media purchases to an “as needed” basis. Notwithstanding QuickLabel’s sales decline, we are encouraged by the continued double digit growth in demand realized in the Vivo! and Zeo! lines of product supplies. This sales growth of supplies was due to an increase in the installed base of printers placed in service during the second half of the prior fiscal year. QuickLabel’s current quarter segment operating profit was $771,000 reflecting a profit margin of 9.5%, a decrease from prior year’s second quarter segment profit margin of 14.3%. This decline is due to lower sales volume and related unfavorable factory absorption costs.

The QuickLabel product group had sales revenue of $15,641,000 for the first six months of the current fiscal year as compared with $20,382,000 in sales revenues reported for the same period in the prior year. The current year’s sales decline is a result of lower sales volume in all QuickLabel products lines, except for significant growth in the Vivo! and Zeo! product supply lines. The QuickLabel segment operating profit decreased in the current year to $903,000 from $2,532,000 in the same period of the prior year. Segment operating profit margin of 5.8% for the first six months of the current year has decreased as compared to a 12.4% for the same period of the previous year. The decline is due to lower gross profit margins due to sales volume and product mix.

Grass Technologies—GT

Current year second quarter sales of $4,393,000 rose sharply at 25.1% over the current year first quarter sales of $3,513,000 but still trailed the prior year’s second quarter sales of $4,661,000. The improvement over the first quarter was dominated by growth in Grass Technologies’ hardware line of diagnostic equipment where sales increased by 45.2%. Notwithstanding this growth spurt, hardware sales were still somewhat behind the prior year’s hardware sales volume in the second quarter. Specifically, sales in the clinical line of Sleep Systems have been adversely affected by the economic downturn and lower funding sources currently being experienced by hospitals, laboratories and research facilities; however, the decline in the hardware line for the second quarter of the current year as compared to the prior year has been tempered by the increase in EEG and Long Term Epilepsy Monitoring Systems. The Grass Technologies line of consumable electrodes, creams, inks, etc., was also nominally lower than the previous year. However, although current year second quarter sales declined, segment operating profits increased 31.9% in the current quarter with the segment achieving an operating profit margin of 17.6% as compared to a segment operating profit margin of 12.6% reported in the second quarter of the prior year. This increase in segment operating profit is primarily due to lower operating expenses for GT which were down 19.0% from prior year’s second quarter’s spending due to commissions, travel, and marketing related spending that was curtailed.

GT sales were $7,906,000 for the six months of the current year as compared to $9,640,000 for the same period of the prior year. The year over year decrease is primarily attributed to the clinical products line down 23.2% and to a lesser extent the consumable product line of electrodes and creams down 6.2%. The segment’s current year operating profit also declined from prior year, resulting in segment operating profit margin of 11.7% for the first six months of the current year as compared to 13.8% reported in the same period of the previous year. The decreased profitability is an outgrowth of lower sales volume and gross profit margin.

ASTRO-MED, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Financial Condition and Liquidity

We expect to finance our future working capital needs, capital expenditures and acquisition requirements through internal funds. To the extent that our capital and liquidity requirements are not satisfied internally, we may utilize a $3.5 million revolving bank line of credit, all of which is currently available. Borrowings under this line of credit bear interest at LIBOR Advantage Rate plus 200 basis points.

The Company’s statements of cash flows for the six months ended August 1, 2009 and August 2, 2008 are included on page 5. Net cash flows provided by operating activities were $691,000 in the current year compared to net cash provided by operating activities of $3,965,000 in the previous year. The declining cash flows provided in the second quarter of the current year as compared to the same period in the previous year are primarily related to lower net income for the period, and higher working capital requirements. Accounts receivables increased to $10,262,000 at the end of the second quarter as compared to $9,246,000 at year-end. The accounts receivable collection cycle increased to 54 days sales outstanding at the end of the quarter as compared to 50 days outstanding at year end. Inventory balances decreased to $12,086,000 at the end of the second quarter compared to $12,826,000 at year end. Inventory days on hand also decreased to 115 days on hand at the end of the current quarter from 127 days at year end.

The Company’s current and non-current cash, cash equivalents and investments, at the end of the second quarter totaled $21,955,000 compared to $22,104,000 at year end. The slightly lower cash and investments position resulted from cash flows utilized to acquire property, plant and equipment of $384,000 and to pay cash dividends of $854,000.

The Company’s backlog decreased 13.5% to $5,541,000 at the end of the second quarter from a backlog of $6,405,000 at year-end.

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

On August 16, 2004, the Company announced that its Board of Directors had approved the repurchase of 600,000 shares of common stock. This is an ongoing authorization without any expiration date. The Company made no purchases of its common stock pursuant to this authority during the second quarter of fiscal 2010. Currently, the Company can repurchase an additional 392,289 shares under this authorization.

Item 4.	Submission of Matters to a Vote of Stockholders

The Company’s Annual Meeting of Shareholders was held May 19, 2009.

In an uncontested election, nominees for directors were elected by the following votes:

Name of Nominee for Director	Votes For	Votes Withheld
Albert W. Ondis	6,714,647	170,829
Everett V. Pizzuti	6,678,655	206,821
Jacques V. Hopkins	6,720,337	165,139
Hermann Viets	6,748,147	137,329
Graeme MacLetchie	6,760,959	124,517

Item 6.	Exhibits

The following exhibits are filed as part of this report on Form 10-Q:

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASTRO-MED, INC. (Registrant)

Date: September 4, 2009	By	/s/ Albert W. Ondis
Albert W. Ondis, Chairman and Chief Executive Officer (Principal Executive Officer)

	By	/s/ Joseph P. O’Connell
Joseph P. O’Connell Senior Vice President, Treasurer and Chief Financial Officer (Principal Financial Officer)