Form 10-Q
period 2009-10-31
ASTRO MED INC /NEW/
filed 2009-12-04
CIK 8146

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2009

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

Common Stock, $.05 Par Value – 7,153,090 shares

(excluding treasury shares) as of November 30, 2009

ASTRO-MED, INC.

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ASTRO-MED, INC.

CONSOLIDATED BALANCE SHEETS

	October 31, 2009	January 31, 2009
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$14,320,637	$10,978,553
Securities Available for Sale	8,721,412	10,234,713
Accounts Receivable, Net	9,850,067	9,246,140
Inventories	11,351,135	12,826,427
Deferred Tax Assets	3,035,970	3,083,345
Prepaid Expenses and Other Current Assets	1,353,027	1,653,484

Total Current Assets	48,632,248	48,022,662
PROPERTY, PLANT AND EQUIPMENT	34,587,389	33,587,020
Less Accumulated Depreciation	(23,967,670)	(22,757,543)

Property, Plant and Equipment, Net	10,619,719	10,829,477
OTHER ASSETS
Securities Available for Sale	901,450	890,925
Goodwill	2,336,721	2,336,721
Other	74,867	75,465

Total Other Assets	3,313,038	3,303,111

TOTAL ASSETS	$62,565,005	$62,155,250

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts Payable	$2,203,887	$2,352,084
Accrued Compensation	1,827,256	2,060,628
Other Accrued Expenses	1,716,277	1,602,670
Deferred Revenue	662,857	864,400
Income Taxes Payable	50,516	441,275
Other Current Tax Liabilities	612,491	582,596

Total Current Liabilities	7,073,284	7,903,653
Deferred Tax Liabilities	2,187,885	1,939,234
Other Long Term Liabilities	840,878	840,878

TOTAL LIABILITIES	10,102,047	10,683,765

SHAREHOLDERS’ EQUITY
Common Stock, $.05 Par Value, Authorized 13,000,000 shares; Issued 8,318,168 and 8,191,767 shares at October 31, 2009 and January 31, 2009, respectively	415,913	409,593
Additional Paid-In Capital	34,519,201	33,740,936
Retained Earnings	25,104,014	25,349,964
Treasury Stock, at Cost, 1,165,706 shares at October 31, 2009 and January 31, 2009	(8,030,335)	(8,030,335)
Accumulated Other Comprehensive Income	454,165	1,327

Total Shareholders’ Equity	52,462,958	51,471,485

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$62,565,005	$62,155,250

See accompanying notes to the unaudited consolidated financial statements.

ASTRO-MED, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three Months Ended		Nine Months Ended
	October 31, 2009	November 1, 2008	October 31, 2009	November 1, 2008
Net Sales	$16,657,776	$17,680,904	$47,750,557	$56,152,366
Cost of Sales	9,598,887	10,033,838	27,928,330	31,636,911

Gross Profit	7,058,889	7,647,066	19,822,227	24,515,455
Costs and Expenses:
Selling and Marketing	3,840,047	4,164,195	11,446,777	12,927,793
General and Administrative	1,094,609	1,139,745	3,423,013	3,596,050
Research and Development	1,163,360	1,254,221	3,565,474	3,679,562

Operating Expenses	6,098,016	6,558,161	18,435,264	20,203,405

Operating Income	960,873	1,088,905	1,386,963	4,312,050
Other Income (Expense):
Investment Income	44,481	128,679	188,301	390,580
Other, Net	30,979	(365,548)	5,949	(390,225)

	75,460	(236,869)	194,250	355

Income Before Income Taxes	1,036,333	852,036	1,581,213	4,312,405
Income Tax Provision	353,077	202,585	543,786	1,611,613

Net Income	$683,256	$649,451	$1,037,427	$2,700,792

Net Income per Common Share:
Basic	$0.10	$0.09	$0.15	$0.39
Diluted	$0.09	$0.09	$0.14	$0.36
Weighted Average Number of Shares Outstanding:
Basic	7,150,872	7,004,509	7,128,763	6,979,175
Diluted	7,395,829	7,470,997	7,349,233	7,478,436
Dividends Declared Per Common Share	$0.06	$0.06	$0.18	$0.18

See accompanying notes to the unaudited consolidated financial statements.

ASTRO-MED, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Nine Months Ended
	October 31, 2009	November 1, 2008
Cash Flows from Operating Activities:
Net Income	$1,037,427	$2,700,792
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	1,041,357	1,052,173
Share-Based Compensation	321,070	376,474
Deferred Income Tax Provision (Benefit)	296,026	(294,684)
Gain on Sale of Securities Available for Sale	(41,776)	—
Changes in Assets and Liabilities:
Accounts Receivable	(603,927)	2,387,072
Inventories	1,475,292	1,344,922
Income Taxes	(84,957)	240,625
Accounts Payable and Accrued Expenses	(469,502)	(1,836,237)
Other	496,405	290,187

Net Cash Provided by Operating Activities	3,467,415	6,261,324

Cash Flows from Investing Activities:
Proceeds from Sales/Maturities of Securities Available for Sale	6,274,248	8,274,215
Purchases of Securities Available for Sale	(4,800,000)	(4,040,000)
Additions to Property, Plant and Equipment	(779,723)	(1,210,525)

Net Cash Provided by Investing Activities	694,525	3,023,690

Cash Flows from Financing Activities:
Proceeds from Common Shares Issued Under Employee Stock Purchase Plan and Employee Stock Option Plan	463,515	769,782
Dividends Paid	(1,283,371)	(1,257,857)

Net Cash Used in Financing Activities	(819,856)	(488,075)

Net Increase in Cash and Cash Equivalents	3,342,084	8,796,939
Cash and Cash Equivalents, Beginning of Period	10,978,553	5,747,937

Cash and Cash Equivalents, End of Period	$14,320,637	$14,544,876

Supplemental Disclosures of Cash Flow Information:
Cash Paid During the Period for Income Taxes, Net of Refunds	$393,607	$1,046,336
Reclassification of Investment Security to Non-Current Assets	$—	$981,800

See accompanying notes to the unaudited consolidated financial statements.

ASTRO-MED, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

(2) Basis of Presentation

The accompanying financial statements have been prepared by Astro-Med without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments consisting of normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the results of the interim periods included herein. Results of operations for the interim periods presented herein are not necessarily indicative of the results that may be expected for the full year. These financial statements do not include all disclosures associated with annual financial statements and, accordingly, should be read in conjunction with footnotes contained in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2009. Subsequent events have been evaluated by management through the time of filing this Form 10-Q with the SEC on December 4, 2009 and are disclosed as applicable.

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

(4) Net Income Per Share

Basic net income per share is calculated by dividing net income by the weighted average number of shares outstanding during the period. Diluted net income per share is calculated by dividing net income by the weighted average number of shares and, if dilutive, common equivalent shares for stock options outstanding during the period. A reconciliation of the shares used in calculating basic and diluted net income per share is as follows:

	Three Months Ended		Nine Months Ended
	October 31, 2009	November 1, 2008	October 31, 2009	November 1, 2008
Weighted Average Common Shares Outstanding - Basic	7,150,872	7,004,509	7,128,763	6,979,175
Effect of Dilutive Options	244,957	466,488	220,470	499,261

Weighted Average Common Shares Outstanding - Diluted	7,395,829	7,470,997	7,349,233	7,478,436

For the three and nine months ended October 31, 2009, the diluted per share amounts do not reflect options outstanding of 794,727 and 800,686, respectively. For the three and nine months ended November 1, 2008, the diluted per share amounts do not reflect options outstanding of 513,667 and 285,064, respectively. These outstanding options were not included, due to their anti-dilutive effect, as the exercise price of the options was greater than the average market price of the underlying stock during the periods presented.

ASTRO-MED, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(5) Revenue Recognition

The majority of Astro-Med’s product sales are recorded at the time of shipment, when legal title has transferred and risk of loss passes to the customer, when persuasive evidence of an arrangement exists, the seller’s price to the buyer is fixed or determinable and collectibility is reasonably assured in accordance with the requirements in Staff Accounting Bulletin (“SAB”) 104, “Revenue Recognition in Financial Statements.” When a sale arrangement involves training or installation, the deliverables in the arrangement are evaluated to determine whether they represent separate units of accounting in accordance with SAB 104 and FASB’s ASC Topic 605-25, “Revenue Recognition-Multiple-Element Arrangements.” This evaluation occurs at inception of the arrangement and as each item in the arrangement is delivered. The total fee from the arrangement is allocated to each unit of accounting based on its relative fair value. Fair value for each element is established generally based on the sales price charged when the same or similar element is sold separately. Revenue is recognized when revenue recognition criteria for each unit of accounting are met. When other significant obligations remain after products are delivered, revenue is recognized only after such obligations are fulfilled. All of our equipment contains embedded operating systems and data management software which is included in the purchase price of the equipment. The software is deemed incidental to the systems as a whole as it is not sold or marketed separately and its production costs are minor as compared to those of the hardware system. Returns and customer credits are infrequent and are recorded as a reduction to sales. Rights of return are not included in sales arrangements. Revenue associated with products that contain specific customer acceptance criteria is not recognized before the customer acceptance criteria are satisfied. Discounts from list prices are recorded as a reduction to sales. Amounts billed to customers for shipping and handling fees are included in sales while related shipping and handling costs are included in cost of sales.

Astro-Med recognizes revenue for non-recurring engineering (NRE) fees for product modification orders upon completion of agreed-upon milestones. Revenue is deferred for any amounts received prior to completion of milestones. Certain of our NRE arrangements include formal customer acceptance provisions. In such cases, we determine whether we have obtained customer acceptance for the specific milestone before recognizing revenue. NRE fees have not been significant in the periods presented herein.

Infrequently, Astro-Med receives requests from customers to hold product being purchased from us for the customers’ convenience. Revenue is recognized for such bill and hold arrangements in accordance with the requirements of SAB 104 which requires, among other things, the existence of a valid business purpose for the arrangement; the transfer of ownership of the purchased product; a fixed delivery date that is reasonable and consistent with the buyer’s business purpose; the readiness of the product for shipment; the use of customary payment terms; no continuing performance obligation by us and segregation of the product from our inventories.

(6) Share-Based Compensation

Astro-Med has one equity incentive plan (the “Plan”) under which incentive stock options, non-qualified stock options, restricted stock and other equity based awards may be granted to officers and key employees. To date, only options have been granted under the Plan. Options granted to employees vest over four years. An aggregate of 1,000,000 shares were authorized for awards under the Plan. The exercise price of each stock option will be established at the discretion of the Compensation Committee; however, any incentive stock options granted must be at an exercise price of not less than fair market value at the date of grant. The Plan provides for an automatic annual grant of ten-year options to purchase 5,000 shares of stock to each non-employee director upon the adjournment of each annual shareholders’ meeting. Each such option is exercisable at the fair market value as of the grant date and vests immediately prior to the next succeeding annual shareholders’ meeting. During the second quarter of fiscal 2010, 15,000 options were awarded to non-employee directors pursuant to the Plan. At October 31, 2009, 810,500 shares were available for grant under the Plan.

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

ASTRO-MED, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fair value of stock options granted during the nine months ended October 31, 2009 and November 1, 2008 was estimated using the following assumptions:

	October 31, 2009	November 1, 2008
Risk Free Interest Rate	1.54% - 2.12%	3.13% - 3.95%
Expected Volatility	41.9%	46.5%
Expected Life (in years)	5.0	5.0
Dividend Yield	4.0%	2.0%

The weighted average fair value per share for options granted was $1.67 during the first quarter of fiscal 2010 and $1.51 during the second quarter of fiscal 2010 compared to $3.41 and $3.65 during the first and second quarters of fiscal 2009. No options were granted during the third quarter of fiscal 2010 and 2009.

Aggregated information regarding stock options granted under the Plan for the nine months ended October 31, 2009 is summarized below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Outstanding at January 31, 2009	1,765,550	$6.04	4.0	$3,185,081
Granted	85,000	6.18
Exercised	(118,985)	3.59
Expired or canceled	(14,741)	4.92

Outstanding at October 31, 2009	1,716,824	$6.22	3.6	$2,011,497

Exercisable at October 31, 2009	1,476,023	$5.84	2.9	$2,005,197

As of October 31, 2009 there was $532,485 of unrecognized compensation expense related to unvested options.

Astro-Med has an Employee Stock Purchase Plan allowing eligible employees to purchase shares of common stock at a 15% discount from fair value on the date of purchase. A total of 247,500 shares were reserved for issuance under this plan. During the quarters ended October 31, 2009 and November 1, 2008, 2,331 and 1,684 shares were purchased under this plan. During the nine months ended October 31, 2009 and November 1, 2008, 7,416 and 4,153 shares were purchased under this plan. As of October 31, 2009, 86,444 shares remain available.

(7) Comprehensive Income (Loss)

The Company’s comprehensive income (loss) is as follows:

	Three Months Ended		Nine Months Ended
	October 31, 2009	November 1, 2008	October 31, 2009	November 1, 2008
Net Income	$683,256	$649,451	$1,037,427	$2,700,792
Other Comprehensive Income (Loss):
Foreign currency translation adjustments, net of tax	117,441	(784,726)	515,282	(470,067)
Unrealized holding loss arising during the period, net of tax	(8,547)	(17,676)	(62,444)	(68,369)

Other Comprehensive Income (Loss)	108,894	(802,402)	452,838	(538,436)

Comprehensive Income (Loss)	$792,150	$(152,951)	$1,490,265	$2,162,356

ASTRO-MED, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(8) Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and include material, labor and manufacturing overhead. The components of inventories are as follows:

	October 31, 2009	January 31, 2009
Materials and Supplies	$6,921,802	$8,021,888
Work-In-Process	910,525	1,333,935
Finished Goods	3,518,808	3,470,604

	$11,351,135	$12,826,427

(9) Income Taxes

The Company’s effective tax rates for the periods, which are based on the projected effective tax rate for the full year, are as follows:

	Three Months Ended	Nine Months Ended
Fiscal 2010	34.1%	34.4%
Fiscal 2009	23.8%	37.4%

As of October 31, 2009, our cumulative unrecognized tax benefits totaled $1,157,347 compared to $1,127,452 as of January 31, 2009. There were no developments affecting unrecognized tax benefits during the three and nine months ended October 31, 2009.

During the third quarter of fiscal 2010, we recognized an income tax expense of approximately $353,000, which included an expense of $378,000 on the quarter’s pre-tax income and a benefit of $25,000 related to the difference between the prior year’s tax provision and the actual return as filed. During the third quarter of fiscal 2009, we recognized an income tax expense of approximately $203,000, which included an expense of $301,000 on the quarter’s pre-tax income, a benefit of $71,000 related to the extension of the R&D tax credit and a benefit of $27,000 related to the difference between the prior year’s tax provision and the actual returns as filed.

During the nine months ended October 31, 2009, we recognized an income tax expense of approximately $544,000, which included an expense of $569,000 on the nine month’s pre-tax income and a benefit of $25,000 related to the difference between the prior year’s tax provision and the actual return as filed. During the nine months ended November 1, 2008, we recognized an income tax expense of approximately $1,612,000 which included 1) expense of $1,651,000 on the nine month’s pre-tax income, 2) expense of $59,000 related to discrete payment of additional state franchise tax, 3) benefit of $71,000 related to the extension of the R&D tax credit and 4) benefit of $27,000 related to the difference between the prior year’s tax provision and the actual returns as filed.

ASTRO-MED, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(10) Segment Information

The Company reports three segments consistent with its sales product groups: Test & Measurement (T&M); QuickLabel Systems (QuickLabel) and Grass Technologies (GT). The Company evaluates segment performance based on the segment profit before corporate expenses.

Summarized below are the Net Sales and Segment Operating Profit for each reporting segment:

	Three Months Ended				Nine Months Ended
	Net Sales		Segment Operating Profit		Net Sales		Segment Operating Profit
(In thousands)	October 31, 2009	November 1, 2008	October 31, 2009	November 1, 2008	October 31, 2009	November 1, 2008	October 31, 2009	November 1, 2008
T&M	$3,667	$4,099	$389	$525	$11,213	$12,549	$1,025	$2,035
QuickLabel	8,737	9,231	871	961	24,378	29,612	1,774	3,493
GT	4,254	4,351	668	614	12,160	13,991	1,595	1,948

Total	$16,658	$17,681	1,928	2,100	$47,751	$56,152	4,394	7,476

Corporate Expenses			967	1,011			3,007	3,163

Operating Income			961	1,089			1,387	4,313
Other Income (Expense) - Net			75	(237)			194	—

Income Before Income Taxes			1,036	852			1,581	4,313
Income Tax Provision			353	203			544	1,612

Net Income			$683	$649			$1,037	$2,701

(11) Recent Accounting Pronouncements

FASB Establishes Accounting Standards Codification™

Effective August 2, 2009, Astro-Med adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 105, “Generally Accepted Accounting Principles” (“the Codification”). The Codification represents a major restructuring of accounting and reporting standards and is designed to simplify user access to all authoritative U.S. generally accepted accounting principles (“GAAP”) by providing this literature in a topically organized structure. The Codification is not intended to change GAAP, but it will change the way GAAP is organized and presented. The Codification is now the official single source of authoritative U.S. GAAP. All existing accounting standards are superseded and all other accounting guidance not included in the Codification will be considered non-authoritative. The Codification also includes all relevant Securities and Exchange Commission guidance organized using the same topical structure in separate sections within the Codification. The FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issue Task Force Abstracts, but instead will issue Accounting Standard Updates (“ASUs”). The FASB will not consider ASUs as authoritative in their own right as they serve only to update the Codification, provide background information about the guidance and provide the basis for conclusions on the change(s) in the Codification. The principle impact on our financial statements is limited to disclosures, as all references to authoritative accounting literature will now be referenced in accordance with the Codification.

ASTRO-MED, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Business Combinations

In April 2009, the FASB issued guidance included in ASC Topic 805, “Business Combinations,” which amends the accounting for assets and liabilities arising from contingencies in a business combination and requires that pre-acquisition contingencies be recognized at fair value, if fair value can be reasonably determined. If fair value cannot be reasonably determined, measurement is required to be based on the best estimate in accordance with FASB’s ASC Topic 450, “Contingencies.” We adopted this guidance effective February 1, 2009, and it will apply to all business combinations prospectively from that date. The impact of this guidance on our consolidated financial statements will depend on the nature, terms and size of the acquisitions we consummate in the future.

In December 2007, the FASB issued guidance included in ASC Topic 805, “Business Combinations,” which improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. The provisions in the guidance establish principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and determines what information to disclose in order to enable users of the financial statements to evaluate the nature and financial effects of the business combination. We adopted this guidance effective February 1, 2009, and it will apply to all business combinations prospectively from that date. The impact of this guidance on our consolidated financial statements will depend on the nature, terms and size of the acquisitions we consummate in the future.

Fair Value Accounting

In August 2009, the FASB issued ASU No. 2009-05, “Fair Value Measurements and Disclosures (Topic 820) - Measuring Liabilities at Fair Value”, which provided amendments for the fair value measurement of liabilities. ASU No. 2009-05 provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following techniques: 1) a valuation technique that uses either the quoted price of the identical liability when traded as an asset or quoted prices for similar liabilities or similar liabilities when traded as an asset; or 2) another valuation technique that is consistent with the principles in ASC Topic 820 such as the income and market approach to valuation. ASU No. 2009-05 also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. This update further clarifies that if the fair value of a liability is determined by reference to a quoted price in an active market for an identical liability, that price would be considered a Level 1 measurement in the fair value hierarchy. Similarly, if the identical liability has a quoted price when traded as an asset in an active market, it is also a Level 1 fair value measurement if no adjustments to the quoted price of the asset are required. This update is effective for the first interim or annual reporting period after issuance. The adoption of ASU 2009-05 did not have any impact on our consolidated financial position or results of operations.

In April 2009, the FASB issued guidance included in ASC Topic 320, “Investment-Debt and Equity Securities,” which amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments in the financial statements. The guidance requires that an entity evaluate for and record an other-than-temporary impairment even when it concludes that it does not intend to sell an impaired security and does not believe it likely that it will be required to sell the security before recovery of the amortized cost basis. Once an entity has determined that an other-than-temporary impairment has occurred, it is required to record the credit loss component of the difference between the securities’s amortized cost basis and the estimated fair value in earnings, whereas the remaining difference is to be recognized as a component of other comprehensive income and amortized over the remaining life of the security. This guidance is effective for interim and annual reporting periods ending after June 15, 2009. The adoption of this guidance did not have a material impact on our consolidated financial position or results of operations.

In April 2009, the FASB issued guidance included in ASC Topic 820, “Fair Value Measurement and Disclosures,” for estimating fair value when the volume and level of activity related to the asset or liability have significantly decreased. This also includes guidance on identifying circumstances that indicate a transaction is not orderly and emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. This guidance is effective for interim and annual reporting periods ending after June 15, 2009, and is applied prospectively. The adoption of this standard did not have a material impact on our consolidated financial position or results of operations.

ASTRO-MED, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In April 2009, the FASB issued guidance included in ASC Topic 825, “Financial Instruments,” which requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements and requires those disclosures in summarized financial information at interim reporting periods. This guidance is effective for interim and annual reporting periods ending after June 15, 2009. The adoption of this guidance did not have a material impact on our consolidated financial statements.

In September 2006, the FASB issued guidance included in ASC Topic 820, “Fair Value Measurement and Disclosures,” which clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under this guidance, fair value measurements would be separately disclosed by level within the fair value hierarchy. We adopted this guidance for financial assets and liabilities effective February 1, 2008 and for non financial assets and liabilities effective February 1, 2009. The adoption of this guidance did not have a material effect on our consolidated financial position or results of operations. See Note 13 for further details.

Revenue Recognition

In October 2009, the FASB issued ASU 2009-13, “Revenue Recognition (Topic 605) - Multiple-Deliverable Revenue Arrangements - a consensus of the FASB Emerging Issues Task Force” and ASU 2009-14, “Software (Topic 985) - Certain Arrangements That Include Software Elements - a consensus of the FASB Emerging Issues Task Force.” ASU 2009-13 provides amendments to the criteria in Subtopic 605-25 for separating consideration in multiple-deliverable arrangements. The amendments in this update established a selling price hierarchy for determining the selling price of a deliverable. ASU 2009-13 also eliminates the residual method of allocating arrangement consideration. ASU 2009-14 removes (1) tangible products containing software components and (2) non-software components that function together to deliver the tangible products essential functionality from the scope of software revenue guidance (ASC 965-605). ASU 2009-14 also provides guidance on determining whether software deliverables in an arrangement that includes a tangible product are covered by the scope of the software revenue guidance. ASU 2009-13 and ASU 2009-14 should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. We are currently evaluating the impact of adopting these updates on our consolidated financial position and results of operations.

Other Accounting Changes

In May 2009, the FASB issued guidance included in ASC Topic 855, “Subsequent Events,” which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued. In particular, the guidance addresses: the period after the balance sheet date during which management of a reporting entity shall evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; the circumstances under which an entity shall recognize events or transactions occurring after the balance sheet date in its financial statements; and the disclosures that an entity shall make about events or transactions that occurred after the balance sheet date. This guidance is effective for interim and annual reporting periods ending after June 15, 2009. The adoption did not have a material impact on our consolidated financial position or results of operations.

Except for ASU’s Nos. 2009-5, 2009-13 and 2009-14, as discussed above, all other ASUs issued by the FASB during 2009 are not expected to have a material effect on our consolidated financial statements.

ASTRO-MED, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(12) Securities Available for Sale

Securities available for sale include auction rate securities and state and municipal securities with various contractual or anticipated maturity dates. These securities are carried at fair value, with unrealized gains and losses reported as a component of accumulated other comprehensive income (loss) in shareholders’ equity until realized. Realized gains and losses from the sale of available for sale securities, if any, are determined on a specific identification basis. A decline in the fair value of any available for sale security below cost that is determined to be other than temporary will result in a write-down of its carrying amount to fair value. No such impairment charges were recorded for any period presented. All investment securities classified as current assets have original maturities greater than 90 days. The fair value, amortized cost and gross unrealized gains and losses of the securities are as follows:

October 31, 2009	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Auction Rate Securities	$1,000,000	$—	$(98,550)	$901,450
State and Municipal Obligations	8,706,428	34,615	(19,631)	8,721,412

	$9,706,428	$34,615	$(118,181)	$9,622,862

January 31, 2009	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Auction Rate Securities	$1,000,000	$—	$(109,075)	$890,925
State and Municipal Obligations	10,116,775	117,938	—	10,234,713

	$11,116,775	$117,938	$(109,075)	$11,125,638

(13) Fair Value

We measure our financial assets at fair value on a recurring basis in accordance with ASC Topic 820-10, which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In addition, ASC Topic 820-10 establishes a three-tiered hierarchy for inputs used in management’s determination of fair value of financial instruments that emphasizes the use of observable inputs over the use of unobservable inputs by requiring that observable inputs be used when available. Observable inputs are inputs that reflect management’s belief about the assumptions market participants would use in pricing a financial instrument based on the best information available in the circumstances.

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

The following table represents the fair value hierarchy for our financial assets (cash equivalents and investments) measured at fair value on a recurring basis as of October 31, 2009:

	Level 1	Level 2	Level 3	Total
Money Market Funds	$8,028,100	$—	$—	$8,028,100
State and Municipal Obligations	8,721,412	—	—	8,721,412
Governmental Obligations	1,699,883	—	—	1,699,883
Auction Rate Securities	—	—	901,450	901,450

Total	$18,449,395	$—	$901,450	$19,350,845

Level 3 assets consist of auction rate securities whose underlying assets are backed by either municipal assets or state-issued student and educational loans. While we continue to earn interest on our auction rate securities at contractual rates, these investments are not currently trading and do not currently have a readily determinable market value. We use the services of our investment advisor in concert with a global investment management and advisory firm to manage our auction rate securities position. This investment management firm has developed and implemented a proprietary methodology for pricing auction rate securities using a disciplined discounted cash flow

ASTRO-MED, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

approach to establish fair market valuation. As of January 31, 2009, we adopted the market valuation as published by this investment management firm relative to our two auction rate securities. Based on their market valuation, we recorded an unrealized loss of $98,550 related to our auction rate securities as of October 31, 2009. We believe this unrealized loss is primarily attributable to the limited liquidity of these investments and have no reason to believe that any of the underlying issuers are presently at risk of default. Management has the intent and the ability to hold these securities for an indefinite period of time and, accordingly, believes that the unrealized loss on its auction rate securities holdings is temporary in nature. The following table provides a summary of changes in fair value of our auction rate securities for the three and nine months ended October 31, 2009:

	Three Months Ended	Nine Months Ended
Beginning Balance	$894,215	$890,925
Change in unrealized loss	7,235	10,525

Balance at October 31, 2009	$901,450	$901,450

(14) Litigation

In April 2008, following a trial in the U.S. District Court of Rhode Island, the jury found a former employee to have violated his noncompete agreement and awarded the Company damages of $375,800 against both the former employee and the former employee’s new employer. The Company was also awarded exemplary damages and attorneys’ fees (all of which have been previously expensed), resulting in a total award of over $1.1 million. The defendants appealed the judgment to the United States Court of Appeals for the First Circuit and posted a bond for approximately $1.3 million as a security for payment of the judgment during the appeal process. On October 22, 2009, the First Circuit affirmed the judgment in favor of the Company. The case is now back in the District Court, where the Company has a motion pending for payment of the judgment, together with its post-verdict attorneys fees and costs, from the bond. In accordance with the guidance issued by the FASB in ASC Topic 450 “Gain Contingencies,” we do not recognize gain contingencies until realized, hence we have not recognized any income related to this contingency.

(15) Subsequent Events

We received a letter from the Internal Revenue Service dated November 24, 2009, which acknowledged the conclusion of the examinations of the Company’s federal returns for fiscal years 2005 through 2008. As a result of these tax return years being settled, we will record a benefit in the fourth quarter of this fiscal year of approximately $335,000, related to a previously uncertain tax position that was taken in accordance with the guidance included in FASB ASC Topic 740, “Accounting for Income Taxes.”

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

Results of Operations

Three Months Ended October 31, 2009 vs. Three Months Ended November 1, 2008

Net sales by product group and current quarter percentage change over prior year for the three months ended October 31, 2009 and November 1, 2008 were:

(Dollars in thousands)	October 31, 2009	As a % of Net Sales	November 1, 2008	As a % of Net Sales	% Change Over Prior Year
T&M	$3,667	22.0%	$4,099	23.2%	(10.5)%
QuickLabel	8,737	52.5%	9,231	52.2%	(5.4)%
GT	4,254	25.5%	4,351	24.6%	(2.2)%

Total	$16,658	100.0%	$17,681	100.0%	(5.8)%

Although Astro-Med has experienced measured progress in fiscal 2010 as revenue and earnings have incrementally improved each quarter, our current year third quarter results continue to reflect the effects of the global recession in all of our markets and product lines as customers are reluctant to make capital equipment purchases and are limiting consumable product purchases to quantities necessary to satisfy immediate needs. We have responded to this worldwide recession and uncertainty in the global economy by implementing a Company-wide cost reduction initiative which began in the first quarter of the current fiscal year and includes wage and salary freezes, layoffs and a general reduction in hours worked by production staff. Astro-Med is continuing all research and development (R&D) activities as planned, as we believe that the development of new products and the enhancement of existing products will promote future growth and profitability for the Company. The Company also continues to invest in sales and marketing by expanding the existing sales force and increasing spending on various marketing campaigns.

The Company’s current year’s third quarter sales were $16,658,000, a slight improvement over current year second quarter sales of $16,416,000, but a 5.8% decrease as compared to the previous year’s third quarter sales of $17,681,000. Sales through the domestic channels for the current quarter were $11,427,000, a decline of 9.7% over the prior year however, current year third quarter international shipments of $5,231,000 were up by 4.1% from the previous year. A favorable impact from foreign exchange rates contributed $51,000 to the current year’s third quarter international sales growth as compared to the same period of the prior year.

Hardware sales in the current quarter were $7,079,000, representing a 7.9% decrease as compared to the current year’s second quarter hardware sales of $7,683,000 and a decrease of 11.9% over the prior year’s third quarter hardware sales of $8,037,000. This decrease was tempered by a $145,000 or 32.4% and $202,000 or 18.5% increase in sales of T&M’s Everest and Ruggedized product lines, respectively, as well as a $161,000 or 24.4% increase in Grass Technologies’ hardware line of Research Instruments. The overall lower volume of hardware shipments is an outgrowth of soft demand for capital equipment emanating from the worldwide recession.

Consumables sales in the current quarter were $8,353,000, representing an increase of 12.1% over the current year’s second quarter consumable sales of $7,450,000, and a slight increase over the prior year’s third quarter consumable sales of $8,334,000. The slight growth in consumable sales for the current quarter as compared to the prior year’s third quarter was primarily due to the $262,000 or 34.1% increase in sales of QuickLabel System’s Vivo! & Zeo! supplies and a $104,000 or 9.6% increase in the sale of Grass Technologies’ electrodes and cream products.

Service and other revenues of $1,226,000 in the current quarter were down 6.4% from prior year’s third quarter service and other revenues of $1,310,000. The decline in service and other sales was primarily due to the 23.6% decrease in T&M’s current quarter’s service and other revenue as compared to the third quarter of the prior year. This decrease was tempered by slight increases in both QuickLabel’s and Grass Technologies’ current quarter service and other revenue as compared to the third quarter of the prior year.

Current year’s third quarter gross profit was $7,059,000, reflecting a 1.6% improvement over the current year’s second quarter gross profit of $6,951,000, but a 7.7% decrease from the prior year’s third quarter gross profit of $7,647,000. The Company’s gross profit margin of 42.4% in the current quarter reflects a decrease from the prior year’s third quarter gross profit margin of 43.3%. The lower gross profit margins for the current quarter is primarily attributable to lower sales volume and product mix as compared to prior year.

Operating expenses for the current quarter were $6,098,000, consistent with current year’s second quarter operating expenses of $6,065,000 and a 7.0% decrease from prior year’s third quarter operating expenses of $6,558,000. The decrease in operating expenses for the third quarter as compared to the prior year’s third quarter is primarily a result of the Company’s cost reduction initiative and sales related direct cost reductions. Specifically, selling and marketing expenses for the current quarter decreased 7.8% to $3,840,000 as compared to the previous year’s third quarter selling and marketing expenses of $4,164,000. The decrease in selling and marketing for the current quarter was primarily the result of lower commissions, wages, benefits, as well as lower travel spending. General and administrative (G&A) expenses decreased 3.9% to $1,095,000 in the third quarter of the current year as compared to prior year’s third quarter G&A expenses of $1,140,000. The decrease in G&A was primarily driven by a decrease in professional service fees as compared to prior year. Spending on R&D in the third quarter of the current year of $1,163,000 represents a 7.3% decrease compared to prior year’s third quarter spending of $1,254,000. The current quarter spending in R&D represents 7.0% of sales, in line with the prior year’s third quarter level of 7.1% and consistent with management’s plan of maintaining current R&D levels in order to continue the development of new products and expand and improve existing products.

The Company continued profitability in the third quarter with income from operations of $961,000, representing an 8.5% increase as compared to current year second quarter of $886,000, although behind the prior year’s third quarter operating income of $1,089,000. Operating margin for the third quarter of the current year of 5.8%, a slight increase as compared to current year’s second quarter operating margin of 5.4%, but down compared to the prior year’s third quarter operating margin of 6.2%. The lower operating income and related margins for the third quarter of the current year are primarily attributable to the lower sales volume during the current quarter as compared to the third quarter of the prior year.

Other income during the third quarter was $75,000 compared to $237,000 of other expense in the third quarter of the previous year. The increase in other income for the current quarter was primarily due to foreign exchange gains recognized in the current quarter due to the weakening of the U.S. dollar as compared to foreign exchange losses for the same period in the prior year. This increase is slightly tempered by lower investment income, due to lower overall interest rates in the current period as compared to the same period in the prior year.

The provision for income taxes for the third quarter of the current year was $353,000 reflecting an effective tax rate of 34.1%. This compares to the prior year’s third quarter income tax expense of $203,000 reflecting an effective tax rate of 23.8%. The increase in the effective tax rate for the third quarter of the current year as compared to the prior year is primarily due to the benefit of the extension of the R&D tax credit that took place in the third quarter of fiscal 2009.

The Company reported $683,000 in net income for the third quarter of the current year, representing a 16.8% increase as compared to current year’s second quarter net income of $585,000. The current quarter’s net income reflects a return on sales of 4.1% and generated an EPS of $0.09 per diluted share representing a 5.2% increase as compared to the previous year’s third quarter net income of $649,000 which earned a return on sales of 3.7% and an EPS of $0.09 per diluted share.

Nine Months Ended October 31, 2009 vs. Nine Months Ended November 1, 2008

Net sales by product group and current quarter percentage change over prior year for the nine months ended October 31, 2009 and November 1, 2008 were:

(Dollars in thousands)	October 31, 2009	As a % of Net Sales	November 1, 2008	As a % of Net Sales	% Change Over Prior Year
T&M	$11,213	23.5%	$12,549	22.4%	(10.6)%
QuickLabel	24,378	51.0%	29,612	52.7%	(17.7)%
GT	12,160	25.5%	13,991	24.9%	(13.1)%

Total	$47,751	100.0%	$56,152	100.0%	(15.0)%

Net sales for the nine month period of the current fiscal year were $47,751,000, a 15.0% decline as compared to $56,152,000 reported for the first nine months of the prior fiscal year. Sales through the domestic channels for the first nine months of the current year were $33,525,000, a 14.4% decrease from the prior year. International sales of $14,226,000 for the first nine months of the current year reflect a 16.2% decrease as compared to the prior year. Unfavorable foreign exchange of $1,139,000 accounts for 41.4% of the international sales decline. All three segments have reported a decrease in sales for the first nine months of the current year as compared to prior year’s sales for the same period.

The Company’s hardware sales were $21,221,000 in the first nine months of fiscal 2010, declining 21.0% as compared to the same period in the prior year. This decline was evident in all three product groups and was slightly tempered by a $275,000 or 16.0% increase in sales of T&M’s Everest product line. Consumable sales for the first nine months of the current year of $22,925,000 declined 9.2% from the prior year’s nine month period. The decrease in consumable sales was apparent in all product groups except in QuickLabel’s Vivo! & Zeo! supplies sales which increased $798,000 or 38.2% compared to the same period in the prior year. Service and other sales revenues for the nine months ended October 31, 2009 were $3,605,000, a decrease of 10.8% from the prior year. The decline in service and other sales was shared among the three product groups, as the slight increase in service revenue in Grass Technologies was offset by lower freight, repair and parts revenue in all product groups.

The Company achieved $19,822,000 in gross profit for the first nine months of fiscal 2010 and generated a gross profit margin of 41.5% as compared to prior year’s gross profit margin of 43.7%. The decline in gross profit margin for the first nine months of the current year is due to lower sales volume.

Operating expenses in the first nine months of the current year were $18,435,000, representing an 8.8% decrease from the prior year primarily a result of the Company’s cost reduction initiative. Selling and marketing expenses for the first nine months of the current year declined 11.5% from the prior year to $11,447,000 with the decrease primarily traceable to personnel costs related to commissions and travel spending. R&D spending for the current nine months of $3,565,000 was slightly lower as compared to prior year R&D of $3,680,000. Current year spending in R&D represents 7.5% of the current year’s sales compared to 6.6% of sales in the prior year. General and administrative expenses for the first nine months of the current year were $3,423,000, a 4.8% decrease from the prior year. The lower spending level in the current year for G&A is mainly attributed to reduced accruals for bonuses.

The Company earned $1,387,000 in operating income during the first nine months of fiscal year 2010, as compared to $4,313,000 for the same period in the prior year. On a margin basis, this year’s operating income reflects an operating margin of 2.9% on sales compared to prior year’s operating margin of 7.7%.

Other income realized during the first nine months of the current fiscal year has increased $194,000 as compared to the other income reported in the previous year. This increased level of other income is primarily a result of the increase in foreign exchange gains due to the weakening of the U.S. dollar, partially offset by lower investment income.

The provision for income taxes was $544,000 for the nine month period ended October 31, 2009. This year’s provision reflects an effective tax rate of 34.4%, down from the prior year’s effective tax rate of 37.4%. The lower effective tax rate in fiscal 2010 as compared to the prior year is primarily due to comparable permanent differences on lower pre-tax income. The prior year also included an expense of $59,000 related to a discrete payment of additional state franchise tax.

Net income earned during the first nine months of the current fiscal year was $1,037,000, lower than the prior year’s first nine months of net income of $2,701,000 and reflects a return on sales of 2.2% as compared to 4.8% reported for the previous year. This year’s net income resulted in an EPS of $0.14 per diluted share as compared to an EPS of $0.36 per diluted share reported for the prior year’s first nine months.

Segment Analysis

The Company reports three segments consistent with its sales product groups: Test & Measurement (T&M); QuickLabel Systems (QuickLabel) and Grass Technologies (GT). The Company evaluates segment performance based on the segment profit before corporate and financial administration expenses.

Summarized below are the Net Sales and Segment Operating Profit for each reporting segment:

	Three Months Ended				Nine Months Ended
	Net Sales		Segment Operating Profit		Net Sales		Segment Operating Profit
(In thousands)	October 31, 2009	November 1, 2008	October 31, 2009	November 1, 2008	October 31, 2009	November 1, 2008	October 31, 2009	November 1, 2008
T&M	$3,667	$4,099	$389	$525	$11,213	$12,549	$1,025	$2,035
QuickLabel	8,737	9,231	871	961	24,378	29,612	1,774	3,493
GT	4,254	4,351	668	614	12,160	13,991	1,595	1,948

Total	$16,658	$17,681	1,928	2,100	$47,751	$56,152	4,394	7,476

Corporate Expenses			967	1,011			3,007	3,163

Operating Income			961	1,089			1,387	4,313
Other Income (Expense) - Net			75	(237)			194	—

Income Before Income Taxes			1,036	852			1,581	4,313
Income Tax Provision			353	203			544	1,612

Net Income			$683	$649			$1,037	$2,701

Test & Measurement - T&M

Sales revenues from the Test & Measurement product group were $3,667,000 for the third quarter of the current fiscal year representing a 10.5% decrease as compared to sales of $4,099,000 for the same period in the prior year as our industrial customers have continued to defer purchases of monitor recorders during this economic slowdown. Within the product group, we achieved modest sales growth from the Everest and Ruggedized product lines; however, these increases in sales were offset by a $648,000 or 34.4% decrease in the Dash line of portable recorders as compared to the third quarter of the prior year. Operating expenses were 10.9% lower in the current quarter as compared to the previous year’s third quarter spending level. As a consequence of the lower sales and a shift in product mix, T&M’s segment operating profit for the third quarter was $389,000, below the prior year’s segment operating profit of $525,000.

For the first nine months of the current fiscal year, sales revenue of the T&M product group were $11,213,000 as compared to $12,549,000 for the same period of the previous year. The decrease in sales stems from the Dash product line which declined $1,289,000 or 26.5% as compared to the same period of the prior year. This decrease is tempered by a $275,000 or 16.0% increase in sales of the Everest product line. This year’s segment operating profit of $1,025,000 decreased 49.6% from the prior year’s segment operating profit and provided an operating profit margin of 9.1%, down from the prior year’s margin of 16.2%. The decrease in T&M current year’s profit margin is traceable to lower sales volume.

QuickLabel Systems - QuickLabel

Sales revenues from the QuickLabel Systems product group were $8,737,000 in the third quarter of the current year as compared to $9,231,000 in the same quarter of the prior year. The lower sales volume was evident in QuickLabel’s line of digital printers where constraints placed on capital equipment purchases by our industrial customers have affected the product line’s previous growth rate. This current market environment is an outgrowth of the ongoing worldwide recession. Consumable product sales fared better than hardware sales in the third quarter of the current fiscal year, as sales volume was consistent with the prior year. Notwithstanding QuickLabel’s sales decline, we are encouraged by the continued double digit growth in demand realized in the Vivo! & Zeo! lines of product supplies. The sales growth of these supplies is due to an increase in the installed base of printers placed in service during the second half of the prior fiscal year. QuickLabel’s current quarter segment operating profit was $871,000 reflecting a profit margin of 10.0%, slightly lower than prior year’s third quarter segment profit margin of 10.4%. The slight decline in operating margin for the current year is due to lower sales volume.

The QuickLabel product group had sales revenue of $24,378,000 for the first nine months of the current fiscal year as compared with $29,612,000 in sales revenues reported for the same period in the prior year. The current year’s sales decline is a result of lower sales volume in all QuickLabel products lines, except for significant growth in the Vivo! & Zeo! product supply lines. QuickLabel segment operating profit decreased in the current year to $1,774,000 from $3,493,000 in the same period of the prior year. Segment operating profit margin of 7.3% for the first nine months of the current year has decreased as compared to a 11.8% for the same period of the previous year due to lower gross profit margins due to sales volume and product mix.

Grass Technologies - GT

Current year third quarter sales of $4,254,000 trailed the prior year’s third quarter sales of $4,351,000. Third quarter hardware sales decreased 7.0% as compared to the same period of the prior year. This decline is primarily due to lower sales in the clinical line of Sleep Systems which have been adversely affected by the economic downturn and lower funding sources currently being experienced by hospitals, laboratories and research facilities; however, the decline in the hardware line for the third quarter of the current year as compared to the prior year has been slightly tempered by the increase in the Research Instrument and EEG product lines. GT’s consumable sales for the third quarter faired slightly better, recognizing an 8.8% increase over the same period in the prior year. The increase was primarily due to the increase in the sale of electrodes and cream product line. However, although current year third quarter sales declined, segment operating profits increased 8.8% as compared to the same period in the prior year, with the segment achieving an operating profit margin of 15.7% as compared to a segment operating profit margin of 14.1% reported in the third quarter of the prior year. This increase in segment operating profit is primarily due to lower operating expenses for GT which were down 13.5% from prior year’s third quarter’s spending due to reduced commissions, travel, and marketing related spending.

GT sales were $12,160,000 for the nine months of the current year as compared to $13,991,000 for the same period of the prior year. The year over year decrease is evident in all product lines. The segment’s current year operating profit of $1,595,000 declined 18.1% from the prior year, resulting in segment operating profit margin of 13.1% for the first nine months of the current year as compared to 13.9% reported in the same period of the previous year. The decreased profitability is an outgrowth of lower sales volume and gross profit margin.

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

The Company’s statements of cash flows for the nine months ended October 31, 2009 and November 1, 2008 are included on page 5. Net cash flows provided by operating activities were $3,467,000 in the current year compared to net cash provided by operating activities of $6,261,000 in the previous year. The declining cash flows provided through the third quarter of the current year as compared to the same period in the previous year are primarily related to lower net income for the period and a higher working capital level. Accounts receivable increased to $9,850,000 at the end of the third quarter as compared to $9,246,000 at year-end; however, the accounts receivable collection cycle decreased to 49 days sales outstanding at the end of the quarter as compared to 50 days outstanding at year end. Inventory balances decreased to $11,351,000 at the end of the third quarter compared to $12,826,000 at year end. Inventory days on hand also decreased to 106 days on hand at the end of the current quarter from 127 days at year end due to the Company’s initiative to maintain a lower inventory balance.

The Company’s cash, cash equivalents and investments (including the non-current portion), at the end of the third quarter totaled $23,944,000 compared to $22,104,000 at year end. The increase in the cash and investments position resulted from operating cash flow as noted above and employees exercising stock options, slightly tempered by cash flows utilized to acquire property, plant and equipment of $780,000 and to pay cash dividends of $1,283,000.

The Company’s backlog decreased 22.5% to $4,965,000 at the end of the third quarter from a backlog of $6,405,000 at year-end.

Critical Accounting Policies, Commitments and Certain Other Matters

In the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2009, the Company’s most critical accounting policies and estimates upon which our financial status depends were identified as those relating to revenue recognition, warranty claims, bad debts, inventories, income taxes, long-lived assets, goodwill and share-based compensation. We considered the disclosure requirements of Financial Release 60 regarding critical accounting policies and Financial Release 61 regarding liquidity and capital resources, certain trading activities and related party/certain other disclosures, and concluded that nothing materially changed during the quarter that would warrant further disclosure under these releases.

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

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The registrant is a smaller reporting company and is not required to provide this information.

Item 4T.	Controls and Procedures

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

In April 2008, following a trial in the U.S. District Court of Rhode Island, the jury found a former employee to have violated his non-compete agreement and awarded the Company damages of $375,800 against both the former employee and the former employee’s new employer. The Company was also awarded exemplary damages and attorneys’ fees (all of which have been previously expensed), resulting in a total award of over $1.1 million. The defendants appealed the judgment to the United States Court of Appeals for the First Circuit and posted a bond for approximately $1.3 million as a security for payment of the judgment during the appeal process. On October 22, 2009, the First Circuit affirmed the judgment in favor of the Company. The case is now back in the District Court, where the Company has a motion pending for payment of the judgment, together with its post-verdict attorneys fees and costs, from the bond. The Company has not recognized any income on this contingency.

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

On August 16, 2004, the Company announced that its Board of Directors had approved the repurchase of 600,000 shares of common stock. This is an ongoing authorization without any expiration date. The Company made no purchases of its common stock pursuant to this authority during the third quarter of fiscal 2010. Currently, the Company can repurchase an additional 392,289 shares under this authorization.

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

ASTRO-MED, INC. (Registrant)

Date: December 4, 2009	By	/S/ ALBERT W. ONDIS
Albert W. Ondis, Chairman and Chief Executive Officer
(Principal Executive Officer)

	By	/S/ JOSEPH P. O’CONNELL
Joseph P. O’Connell Senior Vice President, Treasurer and Chief Financial Officer
(Principal Financial Officer)