Form 10-K
period 2010-01-31
ASTRO MED INC /NEW/
filed 2010-04-09
CIK 8146

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2010

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒

The aggregate market value of the registrant’s voting common equity held by non-affiliates at July 31, 2009 was approximately $30,256,008 based on the closing price on the Nasdaq Global Market on that date.

As of April 1, 2010 there were 7,204,216 shares of Common Stock (par value $0.05 per share) of the registrant outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s definitive Proxy Statement for the 2010 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

ASTRO-MED, INC.

FORM 10-K ANNUAL REPORT

ASTRO-MED, INC.

Forward-Looking Statements

Information included in this Annual Report on Form 10-K may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are not statements of historical fact, but rather reflect our current expectations concerning future events and results. We generally use the words “believes,” “expects,” “intends,” “plans,” “anticipates,” “likely,” “continues,” “may,” “will,” and similar expressions to identify forward-looking statements. Such forward-looking statements, including those concerning our expectations, involve risks, uncertainties and other factors, some of which are beyond our control, which may cause our actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements. These risks, uncertainties and factors include, but are not limited to, those factors set forth in this Annual Report on Form 10-K under “Item 1A. Risk Factors.” We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. The reader is cautioned not to unduly rely on such forward-looking statements when evaluating the information presented in this Annual Report on Form 10-K.

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

The Company’s products are distributed through its own sales force in the United States and Canada and in Western Europe, and by authorized dealers elsewhere in the world. Approximately 30% of the Company’s sales in fiscal 2010 were to customers located outside the United States.

We operate our business through three operating segments, Astro-Med Test & Measurement (T&M), QuickLabel Systems (QuickLabel) and Grass Technologies (Grass). Financial information by business segment and geographic area appear in Note 10 to the Consolidated Financial Statements of this Annual Report on Form 10-K. The following description of our business should be read in conjunction with “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” on pages 17 through 25 of this Annual Report on Form 10-K.

Description of Business

Product Overview

Astro-Med, Inc. develops and manufactures specialty printers and data acquisition systems. We sell our products under the brand names Astro-Med® Test & Measurement (T&M), Grass® Technologies (Grass®), and QuickLabel® Systems (QuickLabel®).

Products sold under the Astro-Med® Test & Measurement brand acquire and record data and print the output onto charts or electronic media. Products sold under the Grass® brand electronically capture and record neurological data that is used to analyze and diagnose disorders such as epilepsy and sleep apnea. Products sold under the QuickLabel® brand make labels used in product packaging and automatic identification applications. The Company supplies a range of products that include hardware, software and consumables to customers who are in a variety of industries.

Astro-Med Test & Measurement products include ruggedized printers and data acquisition systems. Current Astro-Med® T&M products include ToughWriter® ruggedized cockpit printers, ToughSwitch® Ethernet switches, the TMX™ data acquisition systems, the Dash® series data recorders, and the Everest® telemetry recorders.

ToughWriter® ruggedized cockpit printers are used in the flight deck and in the cabins of military and commercial aircraft to print hard copies of airport maps, flight itineraries, weather maps, gate information, and ground communications. ToughSwitch® Ethernet switches are used in commercial and military aircraft and military vehicles to connect multiple computers or Ethernet devices together. These products are ruggedized to comply with rigorous military and commercial flightworthiness standards for operation under extreme environmental conditions. The Company is currently furnishing ToughWriter® cockpit printers for the Airbus A380, the Airbus A400M, the Bombardier Global 5000, the Bombardier Global Express XRS, the Boeing C-17, B-787, B-777, B-747, B-767, and the Lockheed C-130.

The Company’s family of portable data recorders, including the recently-released TMX™ and the Dash® series (Dash 2EZ+, Dash 8Xe, Dash 8HF, Dash 8XPM, Dash 18X, Dash 20HF, and Dash 32HF) are used as maintenance and troubleshooting instruments in pulp and paper mills, metal mills, power plants, automotive R&D centers, manufacturing plants, and for long-term testing in aerospace applications. The new TMX™ data acquisition system is designed for data capture of long-term testing in automotive, aerospace, and other industrial applications where the ability to monitor high channel counts, and accept and view a wide variety of input signals, including time-stamped and synchronized video capture data and audio notation, is important.

The Everest® telemetry recorders are used widely in the aerospace industry to monitor and track space vehicles, aircraft, missiles and other systems in flight. Everest® data recorders are used principally in the telemetry sector of the aerospace industry, where they are used to monitor parameters from an aircraft or space vehicle during flight test and vehicle launch.

Products sold under the Grass® Technologies brand include neurophysiological recording instruments, software, stimulators, electrode preps, consumable products, and Grass’ industry-renowned electrodes. Grass® equipment detects and amplifies neurophysiological signals for acquisition, review, and analysis via special Grass® software.

Grass® clinical equipment is primarily sold into the Sleep Disorders (PSG), Routine/Ambulatory EEG, and Long-Term Epilepsy Monitoring (LTM) diagnostic markets, and is sold to hospitals, free-standing clinics, and private physicians’ offices. Current Grass® clinical products include the SleepTrek®3 at-home sleep screener, a small lightweight physiological data recorder, the FDA-listed Grass® S12X Cortical Stimulator for cortical stimulation mapping to aid in cortical resection procedures, and TWin® Neurotrac-III Neuromonitoring Software for computing and displaying long-term trends during continuous EEG monitoring in the ICU, NICU, OR, and Seizure Monitoring units.

Grass® research products consist of square pulse stimulators; including the S88X dual-output with digital controls model and the SD9 student research model, as well as amplifiers, including the LP511 high performance AC model and P122 AC/DC Strain Gage model as well as the 15LT Amplifier System. Customers of the Grass® research line are typically university research centers or pharmaceutical companies engaged in drug research. The Grass® consumable products are comprised predominantly of sensing devices used to collect physiological data and are utilized with the systems described above.

Products sold under the QuickLabel® brand include short-run, digital color label printers developed for in-house label printing, labeling software, label and tag substrates, label printing inks including thermal transfer ribbons, toners, and inkjet inks; custom label printing services, and a range of printer accessories. The breadth of the product line allows QuickLabel sales and support staff to serve customers at virtually every level of their label printing needs.

With its broad range of entry-level, mid-range, and high-performance digital label printers, QuickLabel Systems is able to provide its customers a continuous path to upgrade to new labeling products. QuickLabel® products are primarily sold to end-user manufacturers, processors, and retailers who label products on a just-in-time basis, private label, contract package, or label products in foreign languages for export markets. These end-users can benefit from the time and cost-savings of digitally printing their own labels on-demand. Industries that commonly benefit from short-run label printing include apparel, chemicals, cosmetics, food and beverage, medical products, and pharmaceuticals, among many other packaged goods.

Current QuickLabel® models include the Vivo!®, a patented electrophotographic label printer developed to print on continuous rollstock for in-house label printing; the Zeo!®, an entry-level inkjet label printer developed in partnership with Hewlett-Packard; and the Xe series of digital color label printers utilizing thermal transfer technology, including the QLS-4100 Xe, QLS-2000 Xe and QLS-3000 Xe. The Xe Series of label printers are unique in the industry in that they can be directly integrated with automated production lines and represent a novel, patented application of multi-color thermal transfer technology, which was historically only commercialized in single-color barcode label printers. QuickLabel also sells and supports its own Pronto!® family of barcode printers/monochrome printers which utilize single color-thermal transfer label printing technology.

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

Manufacturing and Supplies

Astro-Med designs its products and manufactures many of the component parts. The balance of the parts required for manufacture of our products are produced to our specifications by suppliers. Raw materials required for the manufacture of products, including parts produced to our specifications, are generally available from numerous suppliers. However, we do obtain certain components of our products and certain finished products from sole sources.

Product Development

Astro-Med maintains an active program of product research and development. During fiscal 2010, 2009 and 2008, we incurred costs of $4,819,533, $4,884,767 and $4,589,022, respectively, on Company-sponsored product development. We are committed to product development as a requisite to our organic growth and expect to continue our focus on research and development efforts in fiscal 2011 and beyond.

Marketing and Competition

The Company competes worldwide in many markets including clinical and research diagnostics; specialty printing systems; and data acquisition and analysis. We retain a competitive position in our respective markets by virtue of proprietary technology, product reputation, delivery, technical assistance and service to customers. We market our products worldwide by advertising and promotion using major national and international trade journals, scientific meetings and trade shows, direct mailing campaigns and the internet.

Our products are sold by direct field sales persons as well as independent dealers and representatives. In the United States, the Company has factory-trained direct field sales people located in major cities from coast to coast specializing in either Astro-Med® T&M products, QuickLabel® products, or Grass Technologies® products. Additionally, we have direct field sales and service centers in Canada, France, Germany and the United Kingdom staffed by our own employees. In the remaining parts of the world, Astro-Med utilizes approximately 60 independent dealers and representatives selling and marketing our products in 80 countries.

Astro-Med has a number of competitors in each of the markets that it serves. In the T&M area, we believe that we lead the field in data acquisition systems. In the digital color label printing field, we believe we lead the world in color label printing technology, and we were the first to market an electrophotographic color label printer capable of printing on continuous rollstock.

Our Grass Technologies® products are devoted to clinical applications in electroncephalography (EEG), polysomnography (PSG), and Long Term Epilepsy Monitoring (LTM). There are approximately ten companies that compete in one or more of the three modalities (EEG, PSG, LTM), but none are the clear leader. We believe we offer superior products based upon our long history and pioneering efforts in the field since 1935. Unlike most of our competitors, Astro-Med designs, manufactures and produces complete systems including transducers, amplifiers, sensors and Windows-based application software. Additionally, we produce a range of life science products for the research market many of which eventually find their way into clinical applications.

No single customer accounted for 10% or more of our net sales in any of the last three fiscal years.

International Sales

In fiscal 2010, 2009 and 2008, net sales to customers in various geographic areas outside the United States, primarily in Canada and Western Europe, amounted to $19,735,000, $21,823,000 and $21,892,000, respectively.

Order Backlog

Astro-Med’s backlog fluctuates regularly. It consists of a blend of orders for end user customers as well as original equipment manufacturer customers. Manufacturing is geared to forecasted demands and applies a rapid turn cycle to meet customer expectations. Accordingly, the amount of order backlog does not indicate future sales trends. Backlog at January 31, 2010 and 2009 was $5,675,000 and $6,405,000, respectively.

Employees

As of January 31, 2010, Astro-Med employed approximately 425 people. We are generally able to satisfy our employment requirements. No employees are represented by a union. We believe that employee relations are good.

Other Information

The Company’s business is not seasonal in nature. However, our sales are impacted by the size of certain individual transactions, which can cause fluctuations in sales from quarter to quarter.

Most of the Company’s products are generally warranted for one year against defects in materials or workmanship. Warranty expenses have generally averaged approximately $400,000 a year for the last five fiscal years.

Available Information

We make available free of charge on our Internet website (www.astro-medinc.com) the Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and, if applicable, amendments to those reports filed or furnished pursuant to Sections 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the Securities Exchange Commission. These filings are also accessible on the SEC’s website at http://www.sec.gov.

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

Continued depressed general economic conditions and uncertainties in the global credit and equity markets may adversely affect Astro-Med’s results of operation and financial position.

Our business is sensitive to changes in general economic conditions, both inside and outside the U.S. Worldwide financial markets have experienced extreme disruption in the past year, including, among other things, extreme volatility in security prices, severely diminished liquidity and credit availability, rating downgrades and declining valuations of investments. These disruptions are likely to have an ongoing adverse effect on the world economy. We are unable to predict how long the economic downturn will last. Continuing economic downturn and financial market disruptions may adversely impact our business resulting in:

•	Reduced demand for our products realized by diminished new orders and increases in order cancellations;

•	Increased risk of excess and obsolete inventories;

•	Increased pressure on the prices for our products and services;

•	Greater difficulty in collecting accounts receivables; and

•	Greater risk of impairment to the value and liquidity of our investment portfolio.

Astro-Med’s operating results and financial condition could be harmed if the markets into which we sell our product decline or do not grow as anticipated.

Any decline in our customers’ markets or in their general economic conditions, including declines related to the current market disruptions described above, would likely result in a reduction in demand for our products. For example, we experienced weakness in all segments during the current fiscal year caused largely by the continued global economic downturn as our customers are reluctant to make capital equipment purchases and are limiting consumable product purchases to quantities necessary to satisfy immediate needs with no provisions to stock supplies for future use. Also, if our customers’ markets decline, we may not be able to collect on outstanding amounts due to us. Such declines could harm our results of operations, financial position and cash flows and could limit our ability to continue to remain profitable.

Astro-Med’s actions to reduce costs could have a long-term adverse effect on our business.

The continued decline and uncertainty in economic conditions has required us to take steps to reduce our costs by implementing a Company–wide cost reduction initiative which began in the first quarter of fiscal 2010 and includes wage and salary freezes, layoffs and a general reduction in hours worked by the production staff. This cost reduction initiative will remain in effect until the Company determines otherwise. We can not, however, be certain that this initiative will achieve its intended results. It is also possible that the cost reduction initiative could have the effect of reducing our talent pool and available resources and, consequently, could have long-term effects on our business by decreasing or slowing improvements in our products, affecting our ability to respond to customers, limiting our ability to increase production quickly if and when the demand for our products increases, and limiting our ability to hire and retain key personnel. Any of these circumstances could adversely affect our results of operations and financial position.

Astro-Med faces significant competition and our failure to compete successfully could adversely affect our results of operations and financial condition.

We operate in an environment of significant competition, driven by rapid technological advances, evolving industry standards, frequent new product introductions and the demands of customers to become more efficient. Our competitors range from large international companies to relatively small firms. We compete primarily on the basis of technology, performance, price, quality, reliability, brand, distribution and customer service and support. Our success in future performance is largely dependent upon our ability to compete successfully in the markets we currently serve and to expand into additional market segments. Additionally, current competitors or new market entrants may develop new products with features that could adversely affect the competitive position of our products. To remain competitive, we must develop new products, services and applications and periodically enhance our existing offerings. If we are unable to compete successfully, we could lose market share and important customers to our competitors which could materially adversely affect our results of operations and financial position.

Astro-Med’s future revenue growth depends on our ability to introduce new products and services on a timely basis and achieve market acceptance of these new products and services.

The markets for our products are characterized by rapidly changing technology and accelerating product introduction cycles. Our future success depends largely upon our ability to address the rapidly changing needs of our customers by developing and supplying high-quality, cost-effective products, product enhancements and services on a timely basis and by keeping pace with technological developments and emerging industry standards. The success of our new products will also depend on our ability to differentiate our offerings from our competitors’ offerings, price our products competitively, anticipate our competitor’s development of new products; and maintain high levels of product quality and reliability. Astro-Med spends a significant amount of time and effort related to the development of our Ruggedized and Color Printer products as well as our Test and Measurement products. Failure to further develop any of our new products and their related markets as anticipated could adversely affect our future revenue growth and operating results.

Astro-Med’s failure to successfully manage the transition between our new products and our older products may adversely affect our results of operations and financial position.

As Astro-Med introduces new or enhanced products, we must successfully manage the transition from older products to minimize disruptions in customers’ ordering patterns, avoid excessive levels of older product inventories and provide sufficient supplies of new products to meet customer demands. When Astro-Med introduces new or enhanced products that feature higher-performance and new technological options, we face numerous risks relating to product transitions, including the inability to accurately forecast demand, address new or higher product cost structures and manage different sales and support requirements due to the type of complexity of the new products. In addition, any customer uncertainty regarding the timeline for rolling out new products or Astro-Med’s plan for future support of existing products may negatively impact customer purchase decisions.

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

Additionally, if any single or limited source supplier becomes unable or unwilling to continue to supply these components or assembled products in required volumes, we will have to identify and qualify acceptable replacements or redesign our products with different components. Alternative sources may not be available, or product redesign may not be feasible on a timely basis. Any interruption in the supply of or increase in the cost of the components and assembled products provided by single or limited source suppliers could have a material adverse affect on our business, results of operations and financial position.

Economic, political and other risks associated with international sales and operations could adversely affect Astro-Med’s results of operations and financial position.

Because we sell our products worldwide, our business is subject to risks associated with doing business internationally. Revenue from international operations, which includes both direct and indirect sales to customers outside the U.S. accounted for approximately 30% of our total revenue for fiscal year 2010 and we anticipate that international sales will continue to account for a significant portion of our revenue. In addition, many of our employees, suppliers, job functions and facilities are located outside the U.S. Accordingly, our future results could be harmed by a variety of factors, including:

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

We are continually reviewing our operations with a view towards reducing our cost structure, including but not limited to downsizing our employee base, exiting certain businesses, improving process and system efficiencies and outsourcing some internal functions. In the first quarter of fiscal 2010, management initiated a Company-wide cost reduction program in response to the continued depressed economic conditions. From time to time we also engage in restructuring actions to reduce our cost structure. If we are unable to maintain our cost base at or below the current level and maintain process and systems changes resulting from current cost reduction and prior restructuring actions, our results of operations and financial position could be materially adversely affected.

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

Our success depends to a significant degree upon the continuing contributions of key management, sales, marketing, research and development and manufacturing personnel, many of whom we would have difficulty replacing. We believe that our future success will depend in large part upon our ability to attract and retain highly skilled engineers and management, sales and marketing personnel. Failure to attract and retain key personnel could have a material adverse affect on our business, results of operations or financial position.

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

A number of our products from our Grass Technologies product group are subject to regulation by the United States Food and Drug Administration (“FDA”) and certain similar foreign regulatory agencies. If we or any of our suppliers or distributors fail to comply with FDA and other applicable regulatory requirements or are perceived to potentially have failed to comply, we may face, among other things, adverse publicity affecting both us and our customers; investigations or notices of non-compliance; fines, injunctions and civil penalties; partial suspensions or total shutdown of production facilities or the imposition of operating restrictions; increased difficulty in obtaining required FDA clearances or approvals; seizures or recalls of our products or those of our customers, and/or the inability to sell our products.

Astro-Med sells medical equipment to customers who rely on certain third party reimbursement rates.

We cannot be certain that third party reimbursement rates and policies will continue in the future. Any change in reimbursement rates and policies could adversely impact our profitability.

Adverse conditions in the global banking industry and credit markets may adversely impact the value of our investments or impair our liquidity.

At the end of fiscal 2010, we had cash and cash equivalents of approximately $14 million invested or held in a mix of money market funds, time deposit accounts and bank demand deposit accounts. The continued disruptions in the financial markets may, in some cases, result in an inability to access assets such as money market funds that traditionally have been viewed as highly liquid. Any failure of our counterpart financial institutions or funds in which we have invested may adversely impact our cash and cash equivalent positions and, in turn, our results of operations and financial position. As of January 31, 2010, we also had an approximate $10 million portfolio of securities available for sale. This portfolio consists of state and municipal securities with various maturity dates as well as an auction rate security. All of the securities in the portfolio are triple AAA rated at original purchase date; however, a failure of the issuer of any such commercial paper may result in an adverse impact on the portfolio.

Astro-Med may not be able to effectively integrate businesses or assets acquired.

We may identify and pursue acquisitions of complementary companies and strategic assets, such as customer bases, products and technology. However, there can be no assurance that we will be able to identify suitable acquisition opportunities. In December 2009, we acquired Label Line Ltd. (Label Line), a manufacturer of labels and tags which has become part of our QuickLabel Systems brand. In any acquisition that we complete, including the recent acquisition of Label Line, we cannot be certain that:

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

In certain instances as permitted by applicable law and NASDAQ rules, acquisitions may be consummated without seeking and obtaining shareholder approval, in which case shareholders will not have an opportunity to consider and vote upon the merits of such an acquisition. Although we will endeavor to evaluate the risks inherent in a particular acquisition, there can be no assurance that we will properly ascertain or assess such risks.

Business interruptions could adversely affect Astro-Med’s business.

Our operations and the operations of our suppliers, contract manufacturers and customers are vulnerable to interruptions by fire, earthquake, hurricane, power loss, telecommunications failure, terrorism and other events beyond our control. Although we carry insurance for property damage and business interruption, we do not carry insurance for interruptions or potential losses arising from terrorism. In the event that a material business interruption occurs that affects Astro-Med, its suppliers, contract manufacturers or customers, shipments could be delayed and our business and financial results could be harmed. Also, our third party insurance coverage will vary from time to time in both type and amount depending on availability, cost and our decisions with respect to risk retention. Economic conditions and uncertainties in global markets may adversely affect the cost and other terms upon which we are able to obtain third party insurance. If our third party insurance coverage is adversely affected or to the extent we have elected to self-insure, we may be at a greater risk that our operations will be harmed by a catastrophic loss.

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

The following table sets forth information regarding the Company’s principal owned properties, all of which are included in the consolidated balance sheet appearing elsewhere in this report.

Location	Approximate Square Footage	Principal Use
West Warwick, Rhode Island, USA	135,500	Corporate headquarters, research and development, manufacturing, sales and service
Rockland, Massachusetts, USA	36,000	Manufacturing
Slough, England	1,700	Sales and service

Astro-Med also leases facilities in various other locations. The following information pertains to each location:

Location	Approximate Square Footage	Principal Use
Asheboro, North Carolina, USA	75,000	Manufacturing
Brossard, Quebec, Canada	7,900	Sales and service
Rodgau, Germany	6,835	Manufacturing, sales and service
Trappes, France	2,164	Sales and service
Schaumburg, Illinois, USA	1,131	Sales and service
El Dorado Hills, California, USA	273	Sales
Newport Beach, California, USA	151	Sales and service

We believe our facilities are well maintained, in good operating condition and generally adequate to meet our needs for the foreseeable future.

Item 3. Legal Proceedings

In November 2009, Astro-Med was awarded a $1,391,000 judgment related to a lawsuit filed by the Company against a former employee and a competitor business. At issue in the lawsuit was the violation of a non-competition agreement which the former employee had signed as a condition of employment with Astro- Med. The $1,391,000 judgment includes both punitive and exemplary damages, as well as attorney fees (all of which have been previously expensed) and related interest earned on the judgment and was recorded as a gain on legal settlement in the Company’s consolidated income statement for the fiscal year ended 2010. In November 2009, the Company also filed a motion to amend the original judgment to include additional legal fees of $73,000. This motion was granted on February 12, 2010. On February 17, 2010, the Company collected a total of $1,495,000 related to this legal proceeding, which includes the $1,391,000 gain on legal settlement which was recorded in the fourth quarter of fiscal 2010 and $104,000 for interest and the additional attorney fees as granted by the February 12, 2010 motion. The $104,000 will be recorded as a gain on legal settlement in the Company’s consolidated income statement for the first quarter of fiscal 2011.

There are no pending or threatened legal proceedings against the Company believed to be material to the financial position or results of operations of the Company.

Item 4. Reserved

PART II

Item 5.	Market for the Registrant’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities

Astro-Med’s common stock trades on The NASDAQ Global Market under the symbol “ALOT.” The following table sets forth the range of high and low closing prices and dividend data, as furnished by NASDAQ, for the years ended January 31:

	High	Low	Dividends Per Share
2010
First Quarter	$7.00	$4.60	$0.06
Second Quarter	$6.24	$5.01	$0.06
Third Quarter	$7.38	$5.17	$0.06
Fourth Quarter	$7.69	$6.07	$0.06
2009
First Quarter	$10.00	$8.34	$0.06
Second Quarter	$10.38	$8.25	$0.06
Third Quarter	$10.00	$6.00	$0.06
Fourth Quarter	$7.39	$5.55	$0.06

Astro-Med had approximately 306 shareholders of record as of April 1, 2010, which does not reflect shareholders with beneficial ownership in shares held in nominee name.

Stock Performance Graph

The graph below shows a comparison of the cumulative total return on the Company’s common stock against the cumulative total returns for the NASDAQ Composite Index and the NASDAQ Electronic Index for the period of five fiscal years ended January 31, 2010. The NASDAQ Composite Index is calculated using all companies trading on the NASDAQ Global Select, NASDAQ Global Market and the NASDAQ Capital Markets through January 31, 2010. The Index is weighted by the current shares outstanding and assumes dividends reinvested. The NASDAQ Electronic Index, designated as the Company’s peer group index, is comprised of companies classified as electronic equipment manufacturers.

	Cumulative Total Returns*
	2005	2006	2007	2008	2009	2010
Astro-Med, Inc.	$100.00	$110.48	$142.79	$135.82	$100.26	$103.99
NASDAQ Electronic Index	$100.00	$110.89	$115.91	$109.78	$65.61	$101.69
NASDAQ Composite Index	$100.00	$112.83	$121.39	$118.51	$59.05	$85.97

*	Assumes $100 invested on February 1, 2005 with reinvestment of dividends

Dividend Policy

Astro-Med began a program of paying quarterly cash dividends in fiscal 1992 and has paid a dividend for 74 consecutive quarters. During fiscal 2010, we paid a quarterly dividend of $0.06 per share. On March 15, 2010, the Board of Directors voted to increase the quarterly dividend by $.01 per share to $0.07 per share beginning with the first quarter of fiscal 2011.

Stock Repurchases

On August 16, 2004, Astro-Med announced that its Board of Directors had approved the repurchase of 600,000 shares of common stock. This is an ongoing authorization without any expiration date.

During the fourth quarter of fiscal 2010, the Company made the following repurchases of its common stock:

	Total Number of Shares Repurchased	Average Price paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Be Purchased Under The Plans or Programs
November 1 – November 28	—	$—	—	392,289
November 29 – December 26	—	$—	—	392,289
December 27 – January 31	—	$—	—	392,289

Item 6. Selected Financial Data

The following financial data with respect to our results of operations, per share and financial condition data for each of the five fiscal years in the period ended January 31, 2010 set forth below has been derived from our audited consolidated financial statements. The selected financial information presented below should be read in conjunction with the Consolidated Financial Statements and related notes thereto and “Item 7- Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Annual Report on Form 10-K.

(Dollars in Thousands, Except Per Share Amounts)

	2010	2009	2008	2007	2006
Results of Operations:
Net Sales	$64,031	$71,783	$72,371	$65,519	$59,301
Cost of Sales	37,403	40,715	41,260	38,521	34,643

Gross Profit	26,628	31,068	31,111	26,998	24,658
Selling and Marketing	15,342	16,942	17,126	15,437	14,143
General and Administrative	4,503	4,615	4,682	3,884	3,317
Research & Development	4,820	4,885	4,589	4,187	4,043
Restructuring Charge	—	—	515	—	—

Operating Expenses	24,665	26,442	26,912	23,508	21,503

Gain on Legal Settlement	1,391	—	—	—	—
Gain on Sale of Real Estate, Net of Related Costs	—	—	—	5,252	—

Operating Income	3,354	4,626	4,199	8,742	3,155

Investment Income	227	489	611	649	337
Other, Net	101	(538)	244	234	(90)

Income Before Income Taxes	3,682	4,577	5,054	9,625	3,402
Income Tax Provision	916	1,613	744	3,566	851

Net Income	$2,766	$2,964	$4,310	$6,059	$2,551

Per Share:
Net Income per Common Share—Basic	$0.39	$0.42	$0.63	$0.90	$0.39
Net Income per Common Share—Diluted	$0.38	$0.40	$0.57	$0.82	$0.35
Dividends Declared per Common Share	$0.24	$0.24	$0.20	$0.20	$0.13
Financial Condition:
Working Capital	$41,709	$40,119	$39,411	$34,294	$31,222
Total Assets	$64,676	$62,155	$61,699	$58,001	$49,647
Long-Term Debt	$—	$—	$—	$—	$—
Shareholders’ Equity	$53,819	$51,471	$49,355	$45,958	$40,301

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Astro-Med is a multi-national enterprise, which designs, develops, manufactures, distributes and services a broad range of products that acquire, store, analyze and present data in multiple formats. The Company organizes its structure around a core set of competencies, including research and development, manufacturing, service, marketing and distribution. It markets and sells its products and services through the following three sales product groups:

•

Test and Measurement Product Group (T&M)—represents a suite of telemetry recorder products sold to the aerospace and defense industries, as well as portable data acquisition recorders, which offer diagnostic and test functions to a wide range of manufacturers including automotive, energy, paper and steel fabrication. In addition, T&M also includes a suite of ruggedized printer products designed for military and commercial applications to be used in the avionics industry to print weather maps, communications and other critical flight information.

•

QuickLabel Systems Product Group (QuickLabel)—offers hardware, software and media products that create on demand color labels and store and produce images in color or non-color formats on a broad range of media substrates.

•

Grass Technologies Product Group (Grass)—centers on diagnostic and monitoring products that serve the clinical neurophysiology markets, as well as a range of biomedical instrumentation products and supplies focused on the life sciences markets.

Astro-Med markets and sells its products and services globally through a diverse distribution structure of sales personnel, manufacturing representatives and dealers that deliver a full complement of branded products and services to customers in our respective markets.

Our growth strategy centers on organic growth through product innovation made possible by research and development initiatives, as well as strategic acquisitions that fit into existing core businesses. Research and development activities are funded and expensed by the Company at approximately 7.5% of annual sales for fiscal 2010.

Although Astro-Med has experienced measured progress in fiscal 2010 as earnings have incrementally improved each quarter, our current year results continue to reflect the effects of the global recession in all of our markets and product lines as customers are reluctant to make capital equipment purchases and are limiting consumable product purchases to quantities necessary to satisfy immediate needs. We have responded to this worldwide recession and uncertainty in the global economy by implementing a Company-wide cost reduction initiative which began in the first quarter of fiscal 2010 and includes wage and salary freezes, layoffs and a general reduction in hours worked by production staff. Astro-Med is continuing all research and development activities as planned, as we believe that the development of new products and the enhancement of existing products will promote future growth and profitability for the Company. We also continue to invest in sales and marketing by expanding the existing sales force and increasing spending on various marketing campaigns.

Results of Operations

($ in thousands)	2010			2009			2008
	Net Sales	As a % of Total Net Sales	% Change Over Prior Year	Net Sales	As a % of Total Net Sales	% Change Over Prior Year	Net Sales	As a % of Total Net Sales
T&M	$14,247	22.2%	(9.8)%	$15,796	22.0%	(4.3)%	$16,505	22.8%
QuickLabel	33,294	52.0%	(11.0)%	37,398	52.1%	(2.0)%	38,144	52.7%
Grass	16,490	25.8%	(11.3)%	18,589	25.9%	(4.9)%	17,722	24.5%

Total	$64,031	100.0%	(10.8)%	$71,783	100.0%	(0.8)%	$72,371	100.0%

Fiscal 2010 compared to Fiscal 2009

Astro-Med’s sales in fiscal 2010 were $64,031,000, down 10.8% from the prior year’s sales of $71,783,000. Domestic sales of $44,296,000 decreased 11.3% from the prior year sales of $49,960,000. International shipments of $19,735,000 have also declined 9.6% as compared to previous year’s sales of $21,823,000. Unfavorable foreign exchange of $744,000 accounts for 33.3% of the fiscal 2010 international sales decline from the prior year.

Hardware sales in fiscal 2010 were $28,303,000, down 18.0% from the prior year sales of $34,521,000 as customers have deferred capital acquisitions during the current “Great Recession”, however these results were tempered by a 7.4% increase in both of T&M’s Everest and Ruggedized product line sales, as well as a 9.8% increase in the sales of Grass Medical Research product lines as compared to the prior year.

Consumable sales in fiscal 2010 were $30,904,000, representing a 3.5% decrease compared to prior year sales of $32,027,000. This decline was due to our customers reducing their consumable purchases and adjusting to a JIT purchasing policy on inventory items. Notwithstanding these results, we experienced significant growth in our Vivo! and Zeo! supply line which was up 40.4% as compared to the prior year.

Service and other sales revenue in fiscal 2010 were $4,824,000, a 7.9% decrease compared to prior year sales of $5,235,000 due to lower freight and parts revenue offset by a slight increase in our service and repairs revenue.

The Company achieved $26,628,000 in gross profit for fiscal 2010 and generated a gross profit margin of 41.6% as compared to prior year’s gross profit margin of 43.3%. The decline in gross profit margin for the current year is due to lower sales volume, product mix and manufacturing underabsorption.

Operating expenses for the current year were $24,664,000, representing a 6.7% decrease from prior year’s operating expenses of $26,442,000. Specifically, selling and marketing expenses decreased 9.4% from prior year to $15,342,000 in fiscal 2010, representing 24.0% of sales, a slight increase as compared to the prior year’s 23.6% of sales. The decrease in selling and marketing was primarily the result of lower wages and benefits, lower commissions, and lower travel spending. General and administrative (G&A) expenses declined 2.4% from prior year to $4,503,000 in fiscal 2010. The reduced G&A expense was due to lower professional service fees as compared to the prior year. Funding of research & development (R&D) in fiscal 2010 decreased 1.3% to $4,820,000. This level of spending represents 7.5% of sales, higher than the prior year’s level of 6.8%.

In fiscal 2010, the Company recognized a $1,391,000 gain on legal settlement as a result of damages collected from a lawsuit filed against a former employee and competitor business.

Investment income in fiscal 2010 was $227,000, down from $489,000 in fiscal 2009. The decrease in investment income during fiscal 2010 was due to lower overall interest rates available. Other income was $101,000 in fiscal 2010 as compared to other expense of $538,000 in fiscal 2009. The current year increase in other income is primarily attributable to foreign exchange gains due to the strengthening of the U.S. dollar during the year, as well as the recognition of a $112,000 gain on bargain purchase related to the December 2009 acquisition of Label Line.

Astro-Med’s fiscal 2010 pretax income was reduced by approximately $414,000 in stock-based compensation expense. During fiscal 2009, Astro-Med’s pretax income was reduced by approximately $472,000 in stock-based compensation expense.

During fiscal 2010, the Company recognized income tax expense of $916,000 and had an effective tax rate of 24.9%. The current year’s income tax expense includes: 1) a benefit of $335,000 related to the resolution of a previously uncertain tax position as a result of the conclusion of an IRS examination of the Company’s Federal Returns for the fiscal year 2008; 2) a benefit of $88,000 related to the difference in foreign tax rates; and 3) a benefit of $25,000 related to differences between the prior year tax provision and the actual return as filed. This compares to income tax expense of $1,613,000 and an effective tax rate of 35.2% in fiscal 2009 which includes an expense of $59,000 related to a discrete payment of additional state franchise tax and a benefit of $27,000 related to differences between the prior year tax provision and the actual return as filed.

Net income for fiscal 2010 was $2,766,000 providing a return of 4.3% on sales and generating an EPS of $0.38 per diluted share. Included in net income is a $904,000 gain, net of tax, related to the settlement of a legal matter equal to $0.12 per diluted share; a $335,000 tax benefit pertaining to previously uncertain tax positions realized equal to $0.05 per diluted share; and a $112,000 gain on bargain purchase related to the acquisition of Label Line equal to $0.02 per diluted share. On a comparative basis, fiscal 2009’s net income was $2,964,000 providing a return of 4.1% on sales and an EPS of $0.40 per diluted share.

Fiscal 2009 compared to Fiscal 2008

Astro-Med’s sales in fiscal 2009 were $71,783,000, down 0.8% from the prior year’s sales of $72,371,000. Domestic sales of $49,960,000 decreased 1.0% from the prior year sales of $50,479,000. The lower revenue was driven by T&M domestic sales which declined 6.5% from the prior year, due to lower sales of Ruggedized products, partially offset by an increase in shipments of Everest and Dash products. The decrease in domestic sales in fiscal 2009 was tempered by an increase in both QuickLabel and Grass domestic sales. International shipments of $21,823,000 were flat over previous year’s sales of $21,892,000, as increases in T&M and Grass sales of 6.0% and 14.1%, respectively, were tempered by an 8.0% decline in QuickLabel sales. The impact of foreign exchange rate changes added approximately $272,000 or 1.2% in sales through the international channel for fiscal 2009 when compared to the prior year.

Hardware sales in fiscal 2009 were $34,521,000, down 1.7% from the prior year sales of $35,128,000. The decrease from prior year was driven by lower sales of T&M’s Ruggedized products, QuickLabel’s color printer systems and Grass EEG systems. Increased hardware sales for fiscal 2009 as compared to prior year were attributable to T&M’s Dash and Everest and Grass diagnostic sleep product lines.

Consumable sales in fiscal 2009 were $32,027,000, relatively flat compared to prior year sales of $31,986,000, as the increase in Grass product lines was offset by lower sales of consumable products in T&M’s and QuickLabel’s product lines.

Service and related products in fiscal 2009 were $5,235,000, flat compared to prior year sales of $5,257,000, as the increase in repair revenues was offset by the lower service and freight revenue.

Gross profit for fiscal 2009 was $31,068,000, comparable to the prior year’s gross profit of $31,111,000. Astro-Med realized a gross profit margin of 43.3% as compared to prior year’s gross margin of 43.0%. The Company was able improve its gross profit margin for fiscal 2009 as compared to the prior year due to sales mix and manufacturing cost reductions, especially freight and warranty expense.

Operating expenses for fiscal 2009 were $26,442,000, approximately flat with the prior year’s operating expenses of $26,397,000 (excluding the prior year $515,000 restructuring charge related to the closure of the sales and service centers located in Italy and the Netherlands). Specifically, selling and marketing expenses decreased 1.0% to $16,942,000 in fiscal 2009, representing 23.6% of sales, relatively flat from the prior year’s 23.7% of sales. The decrease in selling and marketing was primarily the result of lower benefits, as well as lower commissions and travel spending. G&A expenses decreased 1.4% to $4,615,000 in fiscal 2009 primarily due to a decrease in benefits as compared to prior year. Spending on R&D in fiscal 2009 increased 6.5% to $4,885,000. This level represents 6.8% of sales, higher than the prior year’s level of 6.3%. The increase in R&D during fiscal 2009 is primarily due to purchases of outside software engineering services.

Investment income in fiscal 2009 was $489,000, down from $611,000 in fiscal 2008. The decrease in investment income during fiscal year 2009 was due to lower overall interest rates available, as well as the Company’s investments in tax-exempt municipal bonds. Other expense was $538,000 in fiscal 2009 as compared to other income of $244,000 in fiscal 2008. The decrease is attributable to foreign exchange losses due to the strengthening of the U.S. dollar during the second half of the year.

Astro-Med’s fiscal 2009 pretax income was reduced by approximately $472,000 in stock-based compensation expense. During fiscal 2008, Astro-Med’s pretax income was reduced by approximately $585,000 in stock-based compensation expense.

During fiscal 2009 the Company incurred an income tax expense of $1,613,000 and had an effective tax rate of 35.2%. Fiscal 2009 income tax expense includes an expense of $59,000 related to a discrete payment of additional state franchise tax and a benefit of $27,000 related to differences between the prior year tax provision and the actual return as filed. This compares to an income tax expense of $744,000 and an effective tax rate of 14.7% in fiscal 2008 which includes: 1) a benefit of $167,000 related to the completion of an IRS examination, 2) a benefit of $319,000 related to changes in uncertain R&D and foreign tax credit positions, 3) an expense of $40,000 related to differences between the prior year tax provision and the actual return as filed and 4) tax benefits of $938,000 related to the restructuring and closing of the sales and service centers located in Italy and the Netherlands.

Net income for fiscal 2009 was $2,964,000 reflecting a return on sales of 4.1% and generating an EPS of $0.40 per diluted share. On a comparative basis, fiscal 2008 net income was $4,310,000 providing a return of 6.0% on sales and an EPS of $0.57 per diluted share which includes $0.06 of favorable tax benefits and $0.05 of favorable adjustments related to the restructuring of the sales and service centers located in Italy and the Netherlands.

Segment Analysis

Astro-Med reports three segments consistent with its sales product groups: Test & Measurement (T&M), QuickLabel Systems (QuickLabel) and Grass Technologies (Grass). Segment performance is evaluated based on the operating segment’s profit before corporate and financial administration expenses.

The following table summarizes selected financial information by segment:

(Dollars in thousands)	Net Sales			Segment Operating Profit			Segment Operating Profit as a % of Net Sales
	2010	2009	2008	2010	2009	2008	2010	2009	2008
T&M	$14,247	$15,796	$16,505	$1,148	$2,463	$3,056	8.1%	15.6%	18.5%
QuickLabel	33,294	37,398	38,144	2,517	3,664	4,222	7.6%	9.8%	11.1%
Grass	16,490	18,589	17,722	2,217	2,553	1,583	13.4%	13.7%	8.9%

Total	$64,031	$71,783	$72,371	5,882	8,680	8,861	9.2%	12.1%	12.2%

Corporate Expenses				3,919	4,054	4,147
Gain on Legal Settlement				1,391	—	—
Restructuring Charges				—	—	515

Operating Income				3,354	4,626	4,199
Other Income (Expense), Net				328	(49)	855

Income Before Income Taxes				3,682	4,577	5,054
Income Tax Provision				916	1,613	744

Net Income				$2,766	$2,964	$4,310

Test & Measurement

T&M’s sales decreased 9.8% in fiscal 2010 to $14,247,000 from $15,796,000 in the prior year as our industrial customers have continued to defer purchases of monitor recorders during this economic slowdown. Within the product group, we achieved sales growth of 7.4% from the Everest and Ruggedized product lines; however, these increases were offset by a 27.8% decrease in the Dash line of portable recorders as compared to the prior year. Operating expenses were 2.6% lower in fiscal 2010 as compared to the prior year. T&M’s segment operating profit was $1,148,000 in fiscal 2010, as compared to prior year’s segment operating profit of $2,463,000. The decrease in fiscal 2010 segment operating profit resulted in operating profit margin of 8.1% as compared to fiscal 2009 operating profit margin of 15.6%. The fiscal 2010 decline in operating profits is an outgrowth of lower sales volume and higher manufacturing costs.

T&M’s sales decreased 4.3% in fiscal 2009 to $15,796,000 from $16,505,000 in the prior year. Within the product group, the Ruggedized product sales were down 21.3% from the prior year due to delays in the deployment of the new Airbus A380 and the Boeing 787 commercial aircraft. However, sales from the Everest and Dash product line grew 30.9% and 2.3%, respectively, from the prior year. Fiscal 2009 selling and marketing expenses in as a percent of sales were up slightly from the prior year. T&M’s segment operating profit was $2,463,000 in fiscal 2009, as compared to prior year’s segment operating profit of $3,056,000. The decrease in fiscal 2009 segment operating profit resulted in operating profit margin of 15.6% as compared to fiscal 2008 operating profit margin of 18.5%. The decrease in segment operating profit for fiscal 2009 was due to lower sales volume and higher manufacturing costs.

QuickLabel Systems

QuickLabel Systems sales decreased 11.0% in fiscal 2010 to $33,294,000 from sales of $37,398,000 in the prior year. The lower sales volume was evident in QuickLabel’s line of digital printers which declined 37.1% in fiscal 2010 as compared to the prior year. This current year decline is a result of constraints placed on capital equipment purchases by our industrial customers due to the world wide recession and has affected the product line’s previous growth rate. Consumable product sales fared better than hardware sales in the current fiscal year, as sales volume declined only 2.5% as compared to the prior year. Notwithstanding QuickLabel’s sales decline, we are encouraged by the continued double digit growth in demand realized in the Vivo! & Zeo! lines of product supplies. The sales growth of these supplies is due to an increase in the installed base of printers placed in service during the second half of fiscal 2009. QuickLabel’s fiscal 2010 segment operating profit was $2,517,000 reflecting a profit margin of 7.6%, compared to prior year’s segment profit margin of 9.8%. The decline in operating margin for fiscal 2010 is due to lower sales volume and product mix.

QuickLabel Systems sales decreased 2.0% in fiscal 2009 to $37,398,000 from sales of $38,144,000 in the prior year. The fiscal 2009 sales decline was primarily due to a 6.3% decrease in printer systems and a 1.7% decrease in service and other sales. Media sales within the product group for fiscal 2009 were flat as compared to the prior year. Fiscal 2009 selling and marketing expenses as a percent of sales were up slightly from the prior year. QuickLabel segment operating profit was $3,664,000 during fiscal 2009 compared to the prior year’s segment operating profit of $4,222,000. The decrease in fiscal 2009 segment operating profit resulted in operating profit margin of 9.8% as compared to fiscal 2008 operating profit margin of 11.1%. The decrease in segment operating profit for fiscal 2009 as compared to the prior year was driven by lower printer sales and increased selling and R&D spending.

Grass Technologies

Grass sales decreased 11.3% in fiscal 2010 to $16,490,000 from $18,589,000 in the prior year. Current year hardware sales decreased 15.6% as compared to the prior year. This decline is primarily due to lower sales in the clinical line of diagnostic Sleep Systems which have been adversely affected by the economic downturn and lower funding sources currently being experienced by hospitals, laboratories and research facilities; however, the decline in the hardware line has been slightly tempered by the increase in the Medical Research Instrument product line. Grass consumable sales for the current year declined 4.1% as compared to the prior year. Grass operating profit of $2,217,000 during fiscal 2010 declined 13.2% from the prior year and resulted in a current year segment operation profit margin of 13.4% as compared to 13.7% reported in the prior year. The decreased profitability is an outgrowth of lower sales volume.

Grass sales increased 4.9% in fiscal 2009 to $18,589,000 from $17,722,000 in the prior year. The product group’s increase in sales for fiscal 2009 was achieved through growth of the clinical products (EEG, Sleep and Long Term Monitoring diagnostic products) of 10% and the consumable products of creams and electrodes of 7.3%, partially offset by a decrease in the service and other product lines of 10.2%. Grass segment operating profit was $2,553,000 during fiscal 2009. The increase in fiscal 2009 segment operating profit resulted in operating profit margin of 13.7% as compared to fiscal 2008 operating profit margin of 8.9%. The improvement from fiscal 2008 segment operating profit was due to the sales increase in the clinical diagnostic systems, especially sleep applications, lower manufacturing costs, better production absorption and lower field selling and customer service expenses. The improved operating profits were tempered somewhat from higher R&D spending.

Liquidity and Capital Resources

The Company expects to finance its future working capital needs, capital expenditures and acquisition requirements through internal funds. To the extent our capital and liquidity requirements are not satisfied internally, we may utilize a $3.5 million revolving bank line of credit, all of which is currently available. Borrowings under this line of credit bear interest at LIBOR Advantage Rate plus 200 basis points.

Astro-Med’s Statements of Cash Flows for each of the three years ended January 31, 2010, 2009 and 2008 are included on page 38. Net cash flow provided by operating activities in fiscal year 2010 was $5,850,000. The net cash flow provided by operations is attributed to the positive cash flow generated from net income and from the reductions in accounts receivable and inventory balances of $871,000 and $1,113,000, respectively. Cash flow from operating activities was lowered by funding accounts payable and accrued expenses of $510,000. The increase in working capital is in support of the Company’s growth.

Net cash flow used in investing activities for fiscal 2010 was $1,524,000 which included cash used for capital expenditures of approximately $1,622,000 including $853,000 for building improvements, $427,000 for information technology, $189,000 for tools and dies and $153,000 for machinery and equipment. Cash used for investing activities for fiscal year 2010 also included $1,450,000 for the acquisition of the Label Line business.

Net cash flow used by financing activities was $1,149,000 in fiscal 2010. During the year the Company paid dividends of $1,713,000. Also during the current year, the Company generated $488,000 in cash through the exercise of employee stock options and Employee Stock Purchase Plan transactions and $76,000 in excess tax benefits resulting from share-based compensation.

Dividends paid for fiscal 2010, 2009 and 2008, were $1,713,000, $1,678,000 and $1,380,000, respectively. The Company’s annual dividend per share was $0.24 in fiscal 2010 and 2009 and $0.20 in fiscal 2008. Since the inception of the common stock buy back program in fiscal 1997, the Company has repurchased 1,149,335 shares of its common stock. At January 31, 2010, the Company has the Board of Directors’ authorization to purchase an additional 392,289 shares of the Company’s common stock in the future.

Contractual Obligations, Commitments and Contingencies

Astro-Med is subject to contingencies, including legal proceedings and claims arising out of its businesses that cover a wide range of matters, such as: contract and employment claims; workers compensation claims; product liability claims; warranty claims; and claims related to modification, adjustment or replacement of component parts of units sold. While it is impossible to ascertain the ultimate legal and financial liability with respect to contingent liabilities, including lawsuits, we believe that the aggregate amount of such liabilities, if any, in excess of amounts provided or covered by insurance, will not have a material adverse effect on our consolidated financial position or results of operations. It is possible, however, that results of operations for any particular future period could be materially affected by changes in our assumptions or strategies related to these contingencies or changes out of the Company’s control.

Critical Accounting Policies and Estimates

Astro-Med’s discussion and analysis of financial condition and results of operations are based upon the Company’s Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States. Certain of our accounting policies require the application of judgment in selecting the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. We periodically evaluate the judgments and estimates used for our critical accounting policies to ensure that such judgments and estimates are reasonable for our interim and year-end reporting requirements. These judgments and estimates are based on the Company’s historical experience, current trends and information available from other sources, as appropriate. If different conditions result from those assumptions used in our judgments, the results could be materially different from our estimates. We believe the following are our most critical accounting policies as they require significant judgments and estimates in the preparation of our financial statements:

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

Infrequently, the Company receives requests from customers to hold product being purchased from us for the customers’ convenience. We recognize revenue for such bill and hold arrangements provided the transaction meets the following criteria: a valid business purpose for the arrangement exists; ownership of the purchased product has transferred to the buyer; there is a fixed delivery date that is reasonable and consistent with the buyer’s business purpose; the product is ready for shipment; the payment terms are customary; we have no continuing performance obligation in regards to the product and the product have been segregated from our inventories.

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

Income Taxes: A valuation allowance is established when it is “more-likely-than- not” that all or a portion of deferred tax assets will not be realized. A review of all available positive and negative evidence must be considered, including our performance, the market environment in which we operate, length of carryforward periods, existing sales backlog and future sales projections. If actual factors and conditions differ materially from the estimates made by management, the actual realization of the net deferred tax assets or liabilities could vary materially from the amounts previously recorded. At January 31, 2010, the Company has provided valuation allowances for future tax benefits resulting from certain R&D tax credits which could expire unused.

The calculation of tax liabilities involves significant judgment in estimating the impact of uncertainties in the application of complex tax laws and regulations in a multitude of jurisdictions. Although guidance on the accounting for uncertain income taxes prescribes the use of a recognition and measurement model, the determination of whether an uncertain tax position has met those thresholds will continue to require significant judgment by management. If the ultimate resolution of tax uncertainties is different from what we have estimated, our income tax expense could be materially impacted.

Long-Lived Assets and Goodwill: The impairment of long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Measurement of an impairment loss for long-lived assets that management expects to hold and use is based on the fair value of the asset.

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

Share-Based Compensation: Share-based compensation expense is based on the estimated the fair value of each option on the date of grant using the Black-Scholes option-pricing model. Our estimate of share-based compensation requires a number of complex and subjective assumptions including our stock price volatility, employee exercise patterns (expected life of the options) the risk free interest rate and the Company’s dividend yield. The stock price volatility assumption is based on the historical weekly price data of our common stock over a period equivalent to the weighted average expected life of our options. Management evaluated whether there were factors during that period which were unusual and would distort the volatility figure if used to estimate future volatility and concluded that there were no such factors. In determining the expected life of the option grants, the Company has observed the actual terms of prior grants with similar characteristics and the actual vesting schedule of the grant and has assessed the expected risk tolerance of different option groups. The risk-free interest rate used in the model is based on the actual U.S. Treasury zero coupon rates for bonds matching the expected term of the option as of the option grant date. The dividend assumption is based upon the prior year’s average dividend yield. No compensation expense is recognized for options that are forfeited for which the employee does not render the requisite service.

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

QUARTERLY FINANCIAL DATA (Unaudited)

(Dollars in Thousands, Except Per Share Amounts)

	2010
	Q1	Q2	Q3	Q4
Net Sales	$14,677	$16,416	$16,658	$16,280
Gross Profit	$5,813	$6,951	$7,059	$6,805
Net Income (Loss)	$(231)	$585	$683	$1,729	(1)
Net Income (Loss) Per Common Share—Basic	$(0.03)	$0.08	$0.10	$0.24
Net Income (Loss) Per Common Share—Diluted	$(0.03)	$0.08	$0.09	$0.23	(2)

	2009
	Q1	Q2	Q3	Q4
Net Sales	$18,687	$19,784	$17,681	$15,631
Gross Profit	$8,187	$8,681	$7,647	$6,553
Net Income	$898	$1,154	$649	$263
Net Income Per Common Share—Basic	$0.13	$0.16	$0.09	$0.04
Net Income Per Common Share—Diluted	$0.12	$0.15	$0.09	$0.04

(1)	Fourth quarter fiscal year 2010 net income includes a gain on legal settlement, net of taxes, of $904,000; a gain on bargain purchase related to the acquisition of Label Line of $112,000; and a tax benefit of $335,000 recorded as a result of the resolution of a previously uncertain tax position.
(2)	Fourth quarter fiscal year 2010 diluted net income per common share includes a gain on legal settlement, net of taxes of $0.12; a gain on bargain purchase of $0.02; and a tax benefit of $0.04 recorded as a result of the resolution of a previously uncertain tax position.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.(T) Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K pursuant to Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act). Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective at January 31, 2010 to ensure that the information required to be disclosed in our Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner and (2) accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Management conducted its evaluation of the effectiveness of its internal control over financial reporting based on the framework in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) as of January 31, 2010. Based on this assessment, the principal executive officer and principal financial officer believe that as of January 31, 2010, the Company’s internal control over financial reporting was effective based on criteria set forth by COSO in “Internal Control-Integrated Framework.”

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

Changes in Internal Controls over Financial Reporting

There have been no significant changes in the Company’s internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to affect our internal control over financial reporting.

Item 9B. Other Information

Nothing to Report

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The response to this item is incorporated by reference to the Company’s definitive proxy statement for the 2010 annual meeting of shareholders.

The following is a list of the names and ages of, and the positions and offices presently held by, all executive officers of the Company. All officers serve at the pleasure of the Board of Directors.

Name	Age	Position
Albert W. Ondis	84	Chairman, Chief Executive Officer and Director
Everett V. Pizzuti	73	President, Chief Operating Officer and Director
Joseph P. O’Connell	66	Senior Vice President, Treasurer and Chief Financial Officer
Elias G. Deeb	67	Vice President—Media Products
Gordon Bentley	63	Vice President—Information Technology
Michael J. Sullivan	59	Vice President and Chief Technology Officer
Michael M. Morawetz	50	Vice President—International Branches
Stephen M. Petrarca	47	Vice President—Instrument Manufacturing
Erik J. Mancyak	34	Corporate Controller

Mr. Ondis has been a Director and Chief Executive Officer since he founded the Company in 1969. He was previously President and the Chief Financial Officer (Treasurer) of the Company from 1969 to 1985.

Mr. Pizzuti was previously a Vice President of the Company and has been functioning as President and Chief Operating Officer since 1971.

Mr. O’Connell joined the Company in 1996. He previously held senior financial management positions with Cherry Tree Products Inc., IBI Corporation and Avery Dennison Corporation. Mr. O’Connell is also Assistant Secretary of the Company. He was appointed to the position of Senior Vice President in 2007.

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

Mr. Mancyak was appointed Corporate Controller and Principal Accounting Officer in January 2009. He has served as Assistant Corporate Controller of the Company since July 1, 2008 and prior to that was an Accounting Manager of the Company beginning July 1, 2005. Prior to June 30, 2005, Mr. Mancyak was Senior Treasury Analyst at American Power Conversion and an auditor at the international accounting firm of KPMG LLP.

Code of Ethics

The Company has adopted a Code of Ethics which applies to all directors, officers and employees of the Company, including the Chief Executive Officer (“CEO”), Chief Operating Officer (“COO”), Chief Financial Officer (“CFO”) and Corporate Controller, as supplemented by a Code of Ethical Conduct for the Chief Executive Officer and Senior Financial Officers, which meets the requirements of a “code of ethics” as defined in Item 406 of Regulation S-K. A copy of the Code of Ethics will be provided to shareholders, without charge, upon request directed to Investor Relations or can be obtained on the Company’s website, (www.astro-medinc.com), under the heading “Corporate Governance—Charters.” The Company will disclose any amendment to, or waiver of, a provision of the Codes for the CEO, COO, CFO, Controller or persons performing similar functions by posting such information on its website and filing a Form 8-K as required under the rules of the NASDAQ Global Market.

Item 11. Executive Compensation

The response to this item is incorporated by reference to the Company’s definitive Proxy Statement for the 2010 Annual Meeting of Shareholders.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management

The response to this item is incorporated by reference to the Company’s definitive Proxy Statement for the 2010 Annual Meeting of Shareholders.

Equity Compensation Plan Information

The following table sets forth information about the Company’s equity compensation plans as of January 31, 2010:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuances Under Equity Compensation Plans
Equity Compensation Plans Approved by Security Holders	1,688,951	(1)	$6.24	811,500	(2)
Equity Compensation Plans Not Approved by Security Holders	—		—	—

Total	1,688,951	(1)	$6.24	811,500	(2)

(1)	Includes 617,275 shares issuable upon exercise of outstanding options granted under the Company’s incentive stock option plans, 868,051 shares issuable upon exercise of outstanding options granted under the Company’s non-qualified stock option plans under which options may be granted to officers and key employees, 15,125 shares issuable upon exercise of outstanding stock options granted under the Astro-Med, Inc. Non-Employee Director Stock Option Plan and 188,500 shares issuable upon exercise of outstanding options granted under the Company’s 2007 Equity Incentive Plan.
(2)	Shares under the Astro-Med, Inc. 2007 Equity Incentive Plan.

Additional information regarding these equity compensation plans is contained in Note 7 to the Company’s Consolidated Financial Statements included in Item 15 hereto.

Item 13. Certain Relationships, Related Transactions and Director Independence

The response to this item is incorporated by reference to the Company’s definitive Proxy Statement for the 2010 Annual Meeting of Shareholders.

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated herein by reference to the Company’s definitive Proxy Statement for the 2010 Annual Meeting of Shareholders.

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

(a)(3) Exhibits:

Exhibit Number
(3A)	Articles of Incorporation of the Company and all amendments thereto (filed as Exhibit No. 3A to the Company’s report on Form 10-Q for the quarter ended August 1, 1992 and by this reference incorporated herein).

(3B)	By-laws of the Company as amended to date (filed as Exhibit No. 3B to the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2008 and by this reference incorporated herein).

(4)	Specimen form of common stock certificate of the Company (filed as Exhibit No. 4 to the Company’s report on Form 10-K for the year ended January 31, 1985 and by this reference incorporated herein).

(10.1)	Astro-Med, Inc. 1993 Incentive Stock Option Plan filed as Exhibit 4.3 to Registration Statement on Form S-8, Registration No. 333-24127, and incorporated by reference herein.*

(10.2)	Astro-Med, Inc. Non-Employee Director Stock Plan filed as Exhibit 4.3 to Registration Statement on Form S-8, Registration No. 333-24123, and incorporated by reference herein.*

(10.3)	Astro-Med, Inc. 1997 Incentive Stock Option Plan, as amended, filed as Exhibit 4.3 to Registration Statements on Form S-8, Registration Nos. 333-32315, 333-93565 and 333-44414, and incorporated by reference herein.*

(10.4)	Astro-Med, Inc. 1998 Non-Qualified Stock Option Plan, as amended, filed as Exhibit 4.3 to Registration Statement on Form S-8, Registration Nos. 333-62431 and 333-63526, and incorporated by reference herein.*

(10.5)	Astro-Med, Inc. 2007 Equity Incentive Plan as filed as Appendix A to the Definitive Proxy Statement filed on Schedule 14A for the 2007 annual shareholders meeting and incorporated by reference herein.*

(10.6)	Astro-Med, Inc. Management Bonus Plan (Group III) filed on Form 8-K on March 19, 2010 and by this reference incorporated herein.*

(10.7)	Astro-Med, Inc. Management Bonus Plan—Vice President International Branches filed as Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended January 31, 2009 and by this reference incorporated herein.*

(21)	List of Subsidiaries of the Company.

(23.1)	Consent of Grant Thornton LLP.

(31.1)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1)	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASTRO-MED, INC. (Registrant)

Date: April 9, 2010	By:	/s/ ALBERT W. ONDIS
(Albert W. Ondis, Chairman)

Each person whose signature appears below constitutes and appoints each of Albert W. Ondis, Everett V. Pizzuti or Joseph P. O’Connell, or any of them, each acting alone, his true and lawful attorneys-in-fact and agents, with full power of substitution and resolution, for such person and in his name, place and stead, in any and all capacities in connection with the annual report on Form 10-K of Astro-Med, Inc. for the year ended January 31, 2010 to sign any and all amendments to the Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, each acting alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Name	Title	Date

/S/ ALBERT W. ONDIS Albert W. Ondis	Chairman and Director (Principal Executive Officer)	April 9, 2010

/S/ EVERETT V. PIZZUTI Everett V. Pizzuti	President and Director (Principal Operating Officer)	April 9, 2010

/S/ JOSEPH P. O’CONNELL Joseph P. O’Connell	Senior Vice President and Treasurer (Principal Financial Officer)	April 9, 2010

/S/ ERIK J. MANCYAK Erik J. Mancyak	Corporate Controller (Principal Accounting Officer)	April 9, 2010

/S/ JACQUES V. HOPKINS Jacques V. Hopkins	Director	April 9, 2010

/S/ HERMANN VIETS Hermann Viets	Director	April 9, 2010

/S/ GRAEME MACLETCHIE Graeme MacLetchie	Director	April 9, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors of

Astro-Med, Inc.

We have audited the accompanying consolidated balance sheets of Astro-Med, Inc. and subsidiaries (the “Company”) as of January 31, 2010 and 2009, and the related consolidated statements of operations, comprehensive income and changes in shareholders’ equity, and cash flows for each of the three years in the period ended January 31, 2010. Our audits of the basic financial statements include the financial statement schedule listed in the index appearing under Item 15(a)(2). These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Astro-Med, Inc. and subsidiaries as of January 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 2010, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/    GRANT THORNTON LLP

Boston, Massachusetts

April 9, 2010

ASTRO-MED, INC.

CONSOLIDATED BALANCE SHEETS

As of January 31, 2010 and 2009

	2010	2009
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$14,155,096	$10,978,553
Securities Available for Sale	9,605,216	10,234,713
Accounts Receivable, net of reserves of $518,789 in 2010 and $576,735 in 2009	9,172,857	9,246,140
Inventories	12,039,306	12,826,427
Prepaid Expenses and Other Current Assets	2,246,789	1,653,484
Deferred Tax Assets	2,648,294	3,083,345

Total Current Assets	49,867,558	48,022,662

PROPERTY, PLANT AND EQUIPMENT
Land and Improvements	1,210,463	1,210,463
Buildings and Improvements	12,566,362	11,610,375
Machinery and Equipment	22,553,840	20,766,182

	36,330,665	33,587,020
Less Accumulated Depreciation	(24,340,083)	(22,757,543)

Total Property, Plant and Equipment, net	11,990,582	10,829,477

OTHER ASSETS
Securities Available for Sale	—	890,925
Intangible Assets, net	403,056	—
Goodwill	2,336,721	2,336,721
Other	78,127	75,465

Total Other Assets	2,817,904	3,303,111

TOTAL ASSETS	$64,676,044	$62,155,250

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts Payable	$2,885,067	$2,352,084
Accrued Compensation	2,019,644	2,060,628
Other Accrued Expenses	1,584,357	1,602,670
Income Taxes Payable	318,930	441,275
Other Current Liabilities	654,905	582,596
Deferred Revenue	695,240	864,400

Total Current Liabilities	8,158,143	7,903,653
Deferred Tax Liabilities	2,056,393	1,939,234
Other Long Term Liabilities	642,612	840,878

TOTAL LIABILITIES	10,857,148	10,683,765

SHAREHOLDERS’ EQUITY
Preferred Stock, $10 Par Value, Authorized 100,000 shares, None Issued	—	—
Common Stock, $0.05 Par Value, Authorized 13,000,000 shares; Issued 8,322,844 shares in 2010 and 8,191,767 shares in 2009	416,146	409,593
Additional Paid-in Capital	34,712,369	33,740,936
Retained Earnings	26,403,248	25,349,964
Treasury Stock, at Cost, 1,165,706 shares in 2010 and 2009	(8,030,335)	(8,030,335)
Accumulated Other Comprehensive Income	317,468	1,327

Total Shareholders’ Equity	53,818,896	51,471,485

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$64,676,044	$62,155,250

See Notes to the Consolidated Financial Statements.

ASTRO-MED, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For each of the years in the three-year period ended January 31, 2010

	2010	2009	2008
Net Sales	$64,031,261	$71,783,338	$72,371,434
Cost of Sales	37,403,698	40,715,201	41,260,692

Gross Profit	26,627,563	31,068,137	31,110,742
Costs and Expenses:
Selling and Marketing	15,342,339	16,941,932	17,126,027
General and Administrative	4,502,504	4,615,207	4,681,610
Research and Development	4,819,533	4,884,767	4,589,022
Restructuring Charges	—	—	514,955

Operating Expenses	24,664,376	26,441,906	26,911,614
Gain on Legal Settlement	1,390,603	—	—

Operating Income	3,353,790	4,626,231	4,199,128

Other Income (Expense):
Investment Income	227,209	488,816	610,574
Other, Net	101,211	(537,615)	244,164

	328,420	(48,799)	854,738

Income before Income Taxes	3,682,210	4,577,432	5,053,866
Income Tax Provision	916,363	1,613,445	744,028

Net Income	$2,765,847	$2,963,987	$4,309,838

Net Income Per Common Share—Basic	$0.39	$0.42	$0.63

Net Income Per Common Share—Diluted	$0.38	$0.40	$0.57

Weighted Average Number of Common Shares Outstanding—Basic	7,135,293	6,987,531	6,884,972
Dilutive effect of options outstanding	239,999	450,301	647,277

Weighted Average Number of Common Shares Outstanding—Diluted	7,375,292	7,437,832	7,532,249

Dividends Declared Per Common Share	$0.24	$0.24	$0.20

See Notes to the Consolidated Financial Statements.

ASTRO-MED, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME AND CHANGES IN

SHAREHOLDERS’ EQUITY

For each of the years in the three-year period ended January 31, 2010

	2010	2009	2008
Comprehensive Income:
Net Income	$2,765,847	$2,963,987	$4,309,838
Other Comprehensive Income (Loss), net of taxes and reclassification adjustments
Foreign currency translation adjustments	328,125	(627,007)	285,115
Unrealized gain (loss) on securities available for sale	(11,984)	(20,919)	77,669

Other comprehensive income (loss)	316,141	(647,926)	362,784

Comprehensive Income	$3,081,988	$2,316,061	$4,672,622

Shareholders’ Equity
Common Stock:
Balance at beginning of year	$409,593	$402,668	$395,270
Par value from issuance of common stock	6,553	6,925	7,398

Balance at end of year	$416,146	$409,593	$402,668

Additional Paid-In Capital:
Balance at beginning of year	$33,740,936	$32,363,277	$30,638,755
Net proceeds from issuance of common stock	—	—	28,248
Proceeds from the exercise of employee stock options	480,957	786,261	794,745
Share-based compensation	414,399	472,425	585,328
Tax benefit of employee stock options	76,077	133,755	316,201
Net cost of shares issued to employee stock ownership plan	—	(14,782)	—

Balance at end of year	$34,712,369	$33,740,936	$32,363,277

Retained Earnings:
Balance at beginning of year	$25,349,964	$24,064,440	$22,282,495
Adoption of the provisions in ASC 740 related to uncertain tax positions	—	—	(1,147,634)
Net income	2,765,847	2,963,987	4,309,838
Dividends paid	(1,712,563)	(1,678,463)	(1,380,259)

Balance at end of year	$26,403,248	$25,349,964	$24,064,440

Treasury Stock:
Balance at beginning of year	$(8,030,335)	$(8,124,715)	$(7,644,647)
Shares issued to employee stock ownership plan	—	94,380	—
Purchase of common stock	—	—	(480,068)

Balance at end of year	$(8,030,335)	$(8,030,335)	$(8,124,715)

Accumulated Other Comprehensive Income:
Balance at beginning of year	$1,327	$649,253	$286,469
Other comprehensive income (loss)	316,141	(647,926)	362,784

Balance at end of year	317,468	1,327	649,253

Total Shareholders’ Equity	$53,818,896	$51,471,485	$49,354,923

See Notes to the Consolidated Financial Statements.

ASTRO-MED, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For each of the years in the three-year period ended January 31, 2010

	2010	2009	2008
Cash Flows from Operating Activities:
Net Income	$2,765,847	$2,963,987	$4,309,838
Adjustments to Reconcile Net Income to Net Cash Provided By Operating Activities:
Depreciation and Amortization	1,467,058	1,405,710	1,587,246
Share-Based Compensation	414,399	472,425	585,328
Deferred Income Tax Provision (Benefit)	435,890	333,712	(606,930)
Excess Tax Benefit From Share-Based Compensation	(76,077)	(133,755)	(316,201)
Legal Settlement Receivable	(1,390,603)	—	—
Gain on Bargain Purchase from Acquisition of Label Line Business	(111,503)	—	—
Gain on Sale of Security	(41,776)	—	—
Changes in Assets and Liabilities, Net of Impact of Acquisition:
Accounts Receivable	871,315	3,515,143	(648,605)
Inventories	1,112,777	1,224,192	(1,981,821)
Accounts Payable and Accrued Expenses	(510,153)	(1,906,203)	134,260
Income Taxes Payable	688,098	(290,152)	(261,942)
Other	224,375	(630,143)	(89,617)

Net Cash Provided by Operating Activities	5,849,647	6,954,916	2,711,556
Cash Flows from Investing Activities:
Proceeds from Sales/Maturities of Securities Available for Sale	8,254,248	10,379,215	8,101,737
Purchases of Securities Available for Sale	(6,706,050)	(9,687,066)	(7,413,000)
Additions to Property, Plant and Equipment	(1,622,326)	(1,664,927)	(4,734,191)
Acquisition of Label Line Business	(1,450,000)	—	—

Net Used in Investing Activities	(1,524,128)	(972,778)	(4,045,454)
Cash Flows from Financing Activities:
Proceeds from Common Shares Issued Under Employee Benefit Plans and Employee Stock Option Plans	487,510	793,186	830,391
Purchases of Treasury Stock	—	—	(480,068)
Excess Tax Benefit from Share-Based Compensation	76,077	133,755	316,201
Dividends Paid	(1,712,563)	(1,678,463)	(1,380,259)

Net Cash Used in Financing Activities	(1,148,976)	(751,522)	(713,735)

Cash Designated for Real Estate Purchase Transferred (from) to Long Term Investments	—	—	3,200,000

Net Increase in Cash and Cash Equivalents	3,176,543	5,230,616	1,152,367
Cash and Cash Equivalents, Beginning of Year	10,978,553	5,747,937	4,595,570

Cash and Cash Equivalents, End of Year	$14,155,096	$10,978,553	$5,747,937

Supplemental Information:
Cash Paid (Received) During the Period for:
Income Taxes, Net of Refunds	$(164,318)	$1,589,250	$1,958,549
Non-Cash Items:
Demonstration Equipment Transferred to Inventory from Property, Plant and Equipment	$—	$—	$674,035
Reclassification of Investment Securities to Non-Current Assets	$—	$890,925	$—
Accrual of Earnout on Purchase of Business	$142,200	$—	$—

See Notes to the Consolidated Financial Statements.

ASTRO-MED, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Summary of Significant Accounting Policies

Basis of Presentation—The accompanying financial data has been prepared by us pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (SEC) and is in conformity with U.S. generally accepted accounting principles. Our fiscal year end is January 31. Unless otherwise stated, all years and dates refer to our fiscal year.

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

Subsequent Events—We have evaluated subsequent events through the date of filing of this Annual Report on Form 10-K with the SEC.

FASB Establishes Accounting Standards Codification:  Effective August 2, 2009, Astro-Med adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 105, “Generally Accepted Accounting Principles” (“the Codification”). The Codification represents a major restructuring of accounting and reporting standards and is designed to simplify user access to all authoritative U.S. generally accepted accounting principles (“GAAP”) by providing this literature in a topically organized structure. The Codification is not intended to change GAAP, but it will change the way GAAP is organized and presented. The Codification is now the official single source of authoritative U.S. GAAP. All existing accounting standards are superseded and all other accounting guidance not included in the Codification will be considered non-authoritative. The Codification also includes all relevant SEC guidance organized using the same topical structure in separate sections within the Codification. The FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issue Task Force Abstracts, but instead will issue Accounting Standard Updates (“ASUs”). The FASB will not consider ASUs as authoritative in their own right as they serve only to update the Codification, provide background information about the guidance and provide the basis for conclusions on the change(s) in the Codification. The principal impact on our financial statements is limited to disclosures, as all references to authoritative accounting literature will now be referenced in accordance with the Codification.

Cash and Cash Equivalents:  Highly liquid investments with an original maturity of 90 days or less are considered to be cash equivalents. Similar investments with original maturities beyond three months are classified as securities available for sale. Cash of $1,651,247 and $1,031,861 was held in foreign bank accounts at January 31, 2010 and 2009, respectively.

Securities Available for Sale:  Securities available for sale are carried at fair value based on quoted market prices, where available. The difference between cost and fair value, net of related tax effects, is recorded as a component of accumulated other comprehensive income in shareholders’ equity.

ASTRO-MED, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Property, Plant and Equipment:  Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation is provided on the straight-line basis over the estimated useful lives of the assets (land improvements—10 to 20 years; buildings and improvements—10 to 45 years; machinery and equipment—3 to 10 years).

Revenue Recognition:  The majority of Astro-Med’s product sales are recorded at the time of shipment, when legal title has transferred and risk of loss passes to the customer, when persuasive evidence of an arrangement exists, the seller’s price to the buyer is fixed or determinable and collectibility is reasonably assured in accordance with the requirements in Staff Accounting Bulletin (“SAB”) 104, “Revenue Recognition in Financial Statements.” When a sale arrangement involves training or installation, the deliverables in the arrangement are evaluated to determine whether they represent separate units of accounting in accordance with SAB 104 and ASC 605-25, “Revenue Recognition—Multiple-Element Arrangements.” This evaluation occurs at inception of the arrangement and as each item in the arrangement is delivered. The total fee from the arrangement is allocated to each unit of accounting based on its relative fair value. Fair value for each element is established generally based on the sales price charged when the same or similar element is sold separately. Revenue is recognized when revenue recognition criteria for each unit of accounting are met. When other significant obligations remain after products are delivered, revenue is recognized only after such obligations are fulfilled. All of our equipment contains embedded operating systems and data management software which is included in the purchase price of the equipment. The software is deemed incidental to the systems as a whole as it is not sold separately or marketed separately and its production costs are minor as compared to those of the hardware system. Returns and customer credits are infrequent and are recorded as a reduction to sales. Rights of return are not included in sales arrangements. Revenue associated with products that contain specific customer acceptance criteria is not recognized before the customer acceptance criteria are satisfied. Discounts from list prices are recorded as a reduction to sales. Amounts billed to customers for shipping and handling fees are included in sales while related shipping and handling costs are included in cost of sales.

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

Research and Development Costs:  The Company complies with the guidance provided in FASB ASC 730, “Research and Development” by charging any costs to expense when incurred, as well as by disclosing in the financial statements the amount of R&D charged to expense. These charges include: salaries and benefits, external engineering service costs, engineering related information costs and supplies. The Company also complies with ASC 985-20, “Costs of Computer Software to be Sold, Leased or Marketed” and ASC 350-40, “Internal-Use Software” in accounting for the costs of software either developed or acquired.

Foreign Currency:  The financial statements of foreign subsidiaries are measured using the local currency as the functional currency. Foreign currency denominated assets and liabilities are translated into U.S. dollars at year-end exchange rates with the translation adjustment recorded as a component of accumulated comprehensive

ASTRO-MED, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

income in shareholders’ equity. Revenues and costs are translated at average exchange rates during the year. We do not provide for U.S. income taxes on foreign currency translation adjustments associated with our German subsidiary since its undistributed earnings are considered to be permanently invested. Our net foreign exchange gains (losses) were $27,000, $(474,000) and $141,000 for fiscal 2010, 2009 and 2008 respectively.

Advertising:  Astro-Med expenses advertising costs as incurred. Advertising costs including advertising production, trade shows and other activities are designed to enhance demand for our products and amounted to approximately $1,193,000, $1,271,000 and $1,135,000 in fiscal 2010, 2009 and 2008, respectively.

Health Insurance Reimbursement Reserve:  Astro-Med reimburses a portion of employee health insurance deductibles and co-payments. The total reimbursement amounted to approximately $411,000 and $252,000 in 2010 and 2009, respectively. We accrued approximately $100,000 at January 31, 2010 and 2009, for estimated outstanding reimbursements due to employees, including a reserve for incurred but not reported amounts.

Long-Lived Assets:  Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable in accordance with the guidance provided in ASC 360 “Property, Plant and Equipment.” Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Measurement of an impairment loss for long-lived assets that management expects to hold and use is based on the fair value of the asset.

Goodwill:  Goodwill impairment reviews are performed in accordance with the provision of ASC 350, “Goodwill and Other.” Management evaluates the recoverability of goodwill annually or more frequently if events or changes in circumstances, such as declines in sales, earnings or cash flows, or material adverse changes in the business climate, indicate that the carrying value of an asset might be impaired. Goodwill is considered to be impaired when the net book value of a reporting unit exceeds its estimated fair value. Fair values are established using a discounted cash flow methodology based on the long-range planning forecast. We have completed our most recent impairment review as of January 31, 2010 and determined that goodwill is not impaired.

Income Taxes:  Astro-Med uses the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial reporting basis and tax basis of the assets and liabilities and are measured using enacted tax rates that will be in effect when the differences are expected to reverse. An allowance against deferred tax assets is recognized when it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized. At January 31, 2010 and 2009, a valuation allowance was provided for deferred tax assets attributable to certain state R&D credit carryforwards.

On February 1, 2007, Astro-Med adopted the guidance provided in ASC 740, “Accounting for Income Taxes” in regards to the accounting for uncertain tax positions. This guidance describes a recognition threshold and measurement attribute for the financial statement disclosure of tax positions taken or expected to be taken in a tax return and requires recognition of tax benefits that satisfy a more-likely-than-not threshold. ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

Net Income Per Common Share:  Net income per common share has been computed and presented in accordance with the guidance provided in ASC 260, “Earnings per Share.” Basic net income per share is based on the weighted average number of shares outstanding during the period. Diluted net income per share is based

ASTRO-MED, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

on the basic weighted average number of shares and potential common shares for stock options outstanding during the period using the treasury stock method. In fiscal years 2010 and 2009, there were 796,592 and 395,758 options that were not included in the computation of diluted net income per common share because their inclusion would be anti-dilutive.

Allowance for Doubtful Accounts:  In circumstances where we are aware of a customer’s inability to meet its financial obligations, an allowance is established. The majority of accounts are individually evaluated on a regular basis and allowances are established to state such receivables at their net realizable value. The remainder of the allowance is based upon historical write-off experience and current market assessments.

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

Comprehensive Income:  In accordance with the guidance provided in ASC 220, “Comprehensive Income,” we report the change in net assets during the period from non-owner sources by major components and as a single total. The consolidated statement of comprehensive income has been included with the consolidated statement of shareholders’ equity on page 37. Accumulated other comprehensive income at January 31, 2010 consists of net unrealized losses on available for sale securities of $6,134 and net translation gains on foreign operations of $323,602.

Share-Based Compensation:  We account for stock options granted to employees and directors using the FASB guidance included in ASC 718, “Stock Compensation.” Effective as of February 1, 2006, we adopted the “modified prospective” transition method provided in ASC 718. Under this method, share-based compensation is recognized in the consolidated statement of operation for share-based payment awards granted prior to, but not yet vested as of February 1, 2006, based on the grant date fair value estimated in accordance with prior authoritative guidance and for share based payment awards granted subsequent to February 1, 2006, based on the grant date fair value estimated in accordance with the provisions of ASC 718.

In accordance with ASC 718, share-based compensation expense is based on the estimated fair value of each option on the date of grant using the Black-Scholes option-pricing model. Our estimate of share-based compensation requires a number of complex and subjective assumptions including our stock price volatility, employee exercise patterns (expected life of the options), the risk-free interest rate and the Company’s dividend yield. The stock price volatility assumption is based on the historical weekly price data of our common stock over a period equivalent to the weighted average expected life of our options. Management evaluated whether there were factors during that period which were unusual and would distort the volatility figure if used to estimate future volatility and concluded that there were no such factors. In determining the expected life of the option grants, the Company has observed the actual terms of prior grants with similar characteristics and the actual vesting schedule of the grant and has assessed the expected risk tolerance of different option groups. The risk-free interest rate is based on the actual U.S. Treasury zero coupon rates for bonds matching the expected term of the option as of the option grant date. The dividend assumption is based upon the prior year’s average dividend yield. No compensation expense is recognized for options that are forfeited for which the employee does not render the requested service.

The cash flow from the tax benefits that are a result of tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) are classified as a cash inflow from financing activities and a

ASTRO-MED, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

cash outflow from operating activity in accordance with the guidance provided by ASC 718. Tax deductions from certain stock option exercises are treated as being realized when they reduce taxes payable in accordance with relevant tax law.

Recent Accounting Pronouncements:

Fair Value Measurements

In January 2010, the FASB issued ASU 2010-06, “Improving Disclosures About Fair Value Measurement,” which requires reporting entities to make new disclosures about recurring or nonrecurring fair value measurements including significant transfers into and out of Level 1 and Level 2 fair value measurements and information on purchases, sales, issuances and settlements on a gross basis in the reconciliation of Level 3 fair value measurements. ASU 2010-06 is effective for annual periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures which are effective for annual periods beginning after December 15, 2010. We do not expect the adoption of ASU 2010-06 to have a material impact on our consolidated financial position or results of operations.

Revenue Recognition

In October 2009, the FASB issued ASU 2009-13, “Revenue Recognition (Topic 605)—Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force” and ASU 2009-14, “Software (Topic 985)—Certain Arrangements That Include Software Elements—a consensus of the FASB Emerging Issues Task Force.” ASU 2009-13 provides amendments to the criteria in Subtopic 605-25 for separating consideration in multiple-deliverable arrangements. The amendments in this update established a selling price hierarchy for determining the selling price of a deliverable. ASU 2009-13 also eliminates the residual method of allocating arrangement consideration. ASU 2009-14 removes (1) tangible products containing software components and (2) non-software components that function together to deliver the tangible products essential functionality from the scope of software revenue guidance (ASC 965-605). ASU 2009-14 also provides guidance on determining whether software deliverables in an arrangement that includes a tangible product are covered by the scope of the software revenue guidance. ASU 2009-13 and ASU 2009-14 should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. We are currently evaluating the impact of adopting these updates on our consolidated financial position and results of operations.

Other Accounting Changes

In May 2009, the FASB issued guidance included in ASC 855, “Subsequent Events,” which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued. In particular, the guidance addresses: the period after the balance sheet date during which management of a reporting entity shall evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; the circumstances under which an entity shall recognize events or transactions occurring after the balance sheet date in its financial statements; and the disclosures that an entity shall make about events or transactions that occurred after the balance sheet date. This guidance became effective for interim and annual reporting periods ending after June 15, 2009. The adoption did not have a material impact on our consolidated financial position or results of operations.

Except for ASU’s discussed above, all other ASUs issued by the FASB as of the filing date of this Annual Report on Form 10-K are not expected to have a material effect on our consolidated financial statements.

ASTRO-MED, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 2—Acquisition

On December 15, 2009, Astro-Med completed the acquisition of substantially all of the assets of Label Line Ltd., a manufacturer of labels and tags located in Asheboro, North Carolina. Label Line is part of Astro-Med’s QuickLabel Systems brand and is reported as part of the QuickLabel segment. The results of Label Line’s operations have been included in the consolidated financial statements of the Company since the acquisition date.

The cash purchase price of the acquisition was $1,450,000. In addition to the $1,450,000 cash purchase price, the Company has also agreed to payment of a potential earnout totaling up to $200,000 to the former owners of Label Line. Payment of this contingent consideration is based on the Label Line business’ ability to exceed certain revenue targets during the 24 month period subsequent to the acquisition. Based on a model provided by our professional independent valuation provider, the estimated fair value of this earnout was $142,000 as of the acquisition date. Acquisition-related costs of approximately $67,000 are included in the general and administrative expenses in the Company’s consolidated statement of operations for the fiscal year ended January 31, 2010. The acquisition was accounted for under the acquisition method in accordance with the guidance provided by FASB ASC 805, “Business Combinations” (ASC 805).

The purchase price associated with the acquisition is as follows:

Cash Consideration	$1,450,000
Additional Earnout Cash Consideration	142,000

Total Purchase Price	$1,592,000

The purchase price of the acquisition has been allocated on the basis of estimated fair value as follows:

Accounts Receivable	$798,000
Inventories	327,000
Property and Equipment	972,000
Identifiable Intangible assets	415,000

Total Assets Acquired	2,512,000

Accounts Payable	735,000
Deferred Tax Liability	73,000

Total Liabilities Assumed	808,000
Gain on Bargain Purchase	112,000

$1,592,000

The purchase price allocation resulted in the recognition of a gain on bargain purchase of approximately $112,000 which is included in other income in the consolidated statement of operations for the year ended January 31, 2010, in accordance with ASC 805. The gain on bargain purchase resulted from the value of the identifiable net assets acquired exceeding the value of the purchase consideration.

As part of the acquisition, the Company entered into a lease agreement with the previous owners for the current Label Line facility. This lease has a three year term with an option for a three year renewal. The facility is approximately 75,000 square feet. Based on the model utilized by our professional independent valuation provider, this lease was determined to be favorable due to comparable market values.

ASTRO-MED, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table reflects the fair value of the acquired identifiable intangible assets and related estimated useful lives:

	Fair Value	Useful Life (Years)
Trade Name	$15,000	3
Favorable Lease	400,000	6

Total	$415,000

Included in the income statement for fiscal 2010 is amortization expense of $12,000 in regards to the above acquired intangibles. Amortization of intangibles is expected to be approximately $72,000 in 2011 and 2012, $71,000 in 2013, $67,000 in 2014 and 2015 and $55,000 in 2016.

The following unaudited pro forma information assumes the acquisition of Label Line occurred on either February 1, 2009 or 2008 (in thousands, except per share data). This information has been prepared for informational purposes only and does not purport to represent the results of operations that would have happened had the acquisition occurred as of the date indicated, nor of future results of operations:

	Year Ended January 31, 2010	Year Ended January 31, 2009
Net revenues	$69,300,000	$77,100,000

The impact on net income and earnings per share would not have been material to the Company in either year.

Note 3—Securities Available for Sale

Pursuant to our investment policy, securities available for sale include state and municipal securities with various contractual or anticipated maturity dates and an auction rate security. These securities are carried at fair value, with unrealized gains and losses reported as a component of accumulated other comprehensive income (loss) in shareholders’ equity until realized. Realized gains and losses from the sale of available for sale securities, if any, are determined on a specific identification basis. A decline in the fair value of any available for sale security below cost that is determined to be other than temporary will result in a write-down of its carrying amount to fair value. No such impairment charges were recorded for any period presented. All short-term investment securities have original maturities greater than 90 days. The fair value, amortized cost and gross unrealized gains and losses of the securities are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
January 31, 2010
State and Municipal Obligations	$9,114,511	$35,385	$(33,350)	$9,116,546
Auction Rate Security	500,000	—	(11,330)	488,670

	$9,614,511	$35,385	$(44,680)	$9,605,216

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
January 31, 2009
State and Municipal Obligations	$10,116,775	$117,938	$—	$10,234,713
Auction Rate Securities	1,000,000	—	(109,075)	890,925

	$11,116,775	$117,938	$(109,075)	$11,125,638

ASTRO-MED, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The expected maturity dates of these securities are as follows:

	January 31,
	2010	2009
Less than one year	$8,131,612	$3,876,135
One to five years	1,473,604	6,672,745
Greater than five years	—	576,758

	$9,605,216	$11,125,638

Actual maturities may differ as a result of sales or earlier issuer redemptions.

Note 4—Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and include material, labor and manufacturing overhead. The components of inventories are as follows:

	January 31,
	2010	2009
Materials and Supplies	$7,422,465	$8,021,888
Work-in-Progress	898,332	1,333,935
Finished Goods	3,718,509	3,470,604

	$12,039,306	$12,826,427

Included within finished goods inventory is $1,248,784 and $1,184,927 of demonstration equipment at January 31, 2010 and 2009, respectively.

Note 5—Accrued Expenses

Accrued expenses consisted of the following:

	January 31,
	2010	2009
Sales and VAT taxes	$297,872	$215,087
Warranty	260,235	302,464
Dealer commissions	154,081	133,857
Professional fees	122,110	135,160
Health insurance reimbursement reserve	100,000	100,000
Freight	58,518	81,814
Other	591,541	634,288

	$1,584,357	$1,602,670

Note 6—Line of Credit

The Company has a $3,500,000 revolving bank line of credit, all of which is currently available. Borrowings under this line of credit bear interest based on LIBOR plus 200 basis points. This line of credit is subject to annual review by the lender.

ASTRO-MED, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 7—Shareholders’ Equity

Common Stock:  During fiscal 2010 and 2009, the Company did not repurchase any shares of its common stock. The Company repurchased 55,300 shares of its common stock for $480,068 in fiscal 2008. The Company’s Board of Directors has authorized the purchase of up to an additional 392,289 shares Company’s common stock on the open market as of January 31, 2010.

Astro-Med maintains the following benefit plans involving its common stock:

Stock Plans:  As of January 31, 2010, Astro-Med has one equity incentive plan (“2007 Equity Incentive Plan”) under which incentive stock options, non-qualified stock options, restricted stock and other equity-based awards may be granted to officers and key employees. To date, only options have been granted under this plan. Options granted to employees vest over four years. An aggregate of 1,000,000 shares were authorized for awards under the 2007 Equity Incentive Plan. The exercise price of each stock option will be established at the discretion of the Compensation Committee, however, any incentive stock options granted under the 2007 Equity Incentive Plan must be at an exercise price of not less than fair market value at the date of grant. The 2007 Equity Incentive Plan provides for an automatic annual grant of ten-year options to purchase 5,000 shares of stock to each non-employee director upon the adjournment of each shareholders’ meeting. Each such option is exercisable at the fair market value as of the grant date and vests immediately prior to the next succeeding shareholders’ meeting. During fiscal 2010, 2009 and 2008, 15,000 shares were awarded each year to non-employee directors. At January 31, 2010, 811,500 shares were available for grant under the 2007 Equity Incentive Plan.

Summarized option data for all plans is as follows:

	Number of Shares	Option Price Per Share	Weighted Average Option Price Per Share
Options Outstanding, January 31, 2009	1,765,550	$2.40–11.90	$6.04
Options Granted	85,000	$5.78– 6.84	$6.18
Options Exercised	(121,735)	$3.59– 4.41	$3.61
Options Expired	(39,864)	$3.59–11.90	$5.05

Options Outstanding, January 31, 2010	1,688,951	$2.40–11.90	$6.24

Options Exercisable, January 31, 2010	1,450,731	$2.40–11.90	$5.86

Set forth below is a summary of options outstanding at January 31, 2010:

Outstanding				Exercisable
Range of Exercise prices	Options	Weighted Average Exercise Price	Remaining Contractual Life	Options	Weighted Average Exercise Price
$2.40-$5.45	882,431	$3.97	1	882,431	$3.97
$5.78-$8.72	560,670	$7.85	6	443,598	$8.17
$8.73-$11.90	245,850	$10.73	7	124,702	$10.94

	1,688,951			1,450,731

ASTRO-MED, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fair value of each stock option granted was estimated on the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Years Ended January 31,
	2010	2009	2008
Risk-free interest rate	1.54%–2.12%	3.13%–3.95%	4.5%
Expected life (years)	5	5	5
Expected volatility	41.9%	46.5%	48.1%
Expected dividend yield	3.85%–4.39%	2.04%–3.82%	1.9%

The weighted average fair value of options granted during fiscal 2010, 2009 and 2008 was $1.36, $3.40 and $4.74, respectively. As of January 31, 2010, there was $436,687 of unrecognized compensation expense related to the unvested stock options granted under the plans. The expense is to be recognized over a weighted average of two years. Share-based compensation expense has been recognized as follows:

	Years Ended January 31,
	2010	2009	2008
Cost of Sales	$72,889	$79,690	$97,134
Operating Expenses	341,510	392,735	488,194

Total	$414,399	$472,425	$585,328

As of January 31, 2010, the aggregate intrinsic value (the aggregate difference between the closing stock price of the Company’s common stock on January 31, 2010, and the exercise price of the outstanding options) that would have been received by the option holders if all options had been exercised was $2,933,748 for all exercisable options and $3,026,509 for all options outstanding. The weighted average remaining contractual terms for these options are 2.7 years for options that are exercisable and 3.4 years for all options outstanding. The total aggregate intrinsic value of options exercised during fiscal 2010 and 2009 was $271,094 and $174,177, respectively.

Employee Stock Purchase Plan (ESPP):  Astro-Med’s ESPP allows eligible employees to purchase shares of common stock at a 15% discount from fair market value on the date of purchase. A total of 247,500 shares were initially reserved for issuance under this plan. Summarized plan activity is as follows:

	Years Ended January 31,
	2010	2009	2008
Shares reserved, beginning	93,860	100,192	103,244
Shares purchased	(9,342)	(6,332)	(3,052)

Shares reserved, ending	84,518	93,860	100,192

Employee Stock Ownership Plan:  Astro-Med has an Employee Stock Ownership Plan (ESOP) providing retirement benefits to all eligible employees. Annual contributions in amounts determined by the Company’s Board of Directors are invested by the ESOP’s Trustees in shares of common stock of Astro-Med. Contributions may be in cash or stock. Astro-Med’s contributions (paid or accrued) amounted to $80,000 in each of fiscal 2010, 2009 and 2008 which were recorded as compensation expense. All shares owned by the ESOP have been allocated to participants.

ASTRO-MED, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 8—Income Taxes

The components of income before income taxes are as follows:

	Years Ended January 31,
	2010	2009	2008
Domestic	$1,758,973	$2,142,252	$3,710,798
Foreign	1,923,237	2,435,180	1,343,068

	$3,682,210	$4,577,432	$5,053,866

The components of the provision for income taxes are as follows:

	Years Ended January 31,
	2010	2009	2008
Current:
Federal	$(241,936)	$(77,513)	$191,378
State	179,686	373,024	273,531
Foreign	542,723	984,222	886,049

	480,473	1,279,733	1,350,958

Deferred:
Federal	233,320	175,653	(243,017)
State	155,092	139,184	(321,246)
Foreign	47,478	18,875	(42,667)

	435,890	333,712	(606,930)

	$916,363	$1,613,445	$744,028

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate (34%) to income before income taxes due to the following:

	Years Ended January 31,
	2010	2009	2008
Income tax provision at statutory rate	$1,251,951	$1,556,327	$1,718,314
State taxes, net of federal tax effect	220,954	338,057	(174,684)
Change in valuation allowance	45,228	(531,735)	480,463
Reversal of reserves no longer required	(237,807)	—	(446,538)
Italian subsidiary receivable write off	—	—	(657,478)
Italian net operating loss	—	616,534	—
Share-based compensation	74,381	68,852	124,612
Tax-exempt income	(68,000)	(131,753)	(117,652)
R&D credits	(118,333)	(111,431)	(95,212)
Other, net	(252,011)	(191,406)	(87,797)

	$916,363	$1,613,445	$744,028

ASTRO-MED, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During 2010, the Company recorded a benefit of $335,000 related to the resolution of a previously uncertain tax position as a result of the conclusion of an IRS examination of the Company’s Federal returns for fiscal year 2008. During 2009, the Company wrote off the deferred tax asset of approximately $617,000 related to the net operating loss carryforward of the Italian subsidiary as a result of the dissolution of this subsidiary. As a full valuation allowance had been recorded in prior years, this write-off had no impact on the provision for income taxes. During fiscal 2008, the Company recorded a benefit of $167,000 related to the completion of an IRS examination, a benefit of $319,000 related to changes in uncertain R&D and foreign tax credit positions, an expense of $40,000 related to differences between the prior year tax provision and the actual return as filed and benefits of $728,000 related to the restructuring of the sales and service centers located in Italy and the Netherlands.

The components of deferred income tax expense arise from various temporary differences and relate to items included in the statement of operations. The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and liabilities at January 31, 2010 and 2009 are as follows:

	January 31,
	2010	2009
Deferred Tax Assets:
Inventory Reserves	$1,458,849	$1,385,122
R&D Credits	250,847	193,739
Vacation Accrual	373,415	364,568
Foreign Tax Credits	—	231,587
Deferred Service Contract Revenue	268,002	331,624
Reserve for Doubtful Accounts	172,370	189,166
Other	974,917	1,313,908

	3,498,400	4,009,714
Deferred Tax Liabilities:
Accumulated Tax Depreciation in Excess of Book Depreciation	875,567	849,733
Deferred Tax Gain on Sale of Real Estate	1,235,098	1,235,098
Other	616,088	555,798

	2,726,753	2,640,629

Subtotal	771,647	1,369,085
Valuation Allowance	(179,746)	(224,974)

Net Deferred Tax Assets	$591,901	$1,144,111

The valuation allowance at January 31, 2010, relates to certain state R&D tax credit carryforwards which are expected to expire unused.

ASTRO-MED, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Several prior year state tax returns are expected to be reviewed by the various taxing authorities during the next twelve months. The Company believes that it is reasonably possible that the related unrecognized tax benefits, accrued interest and penalties could decrease income tax expense by up to approximately $510,000 due to either the review of these returns or the expiration of certain statutes of limitation. A reconciliation of unrecognized tax benefits, excluding interest and penalties follows:

	2010	2009	2008
Balance at February 1	$1,127,452	$1,372,767	$2,016,280
Decreases in prior period tax positions	—	(134,323)	(520,845)
Increases in current period tax positions	76,379	80,712	506,057
Decreases related to settlements with tax authorities	(360,494)	(152,917)	(659,593)
Foreign currency translation adjustments	31,888	(38,787)	30,868

Balance at January 31	$875,225	$1,127,452	$1,372,767

If the $875,225 is recognized, $600,677 would decrease the effective tax rate in the period in which each of the benefits is recognized and the remainder would be offset by a reversal of deferred tax assets.

During fiscal 2010, the Company recognized $64,169 of potential interest and penalties, which are included as a component of income tax expense in the accompanying statement of operations. At January 31, 2010, the Company had accrued potential interest and penalties of $360,191.

During the fourth quarter of fiscal 2010, the Internal Revenue Service officially concluded its examination the Company’s federal returns for fiscal year 2008. As a result of these tax return years being settled, we recorded a benefit of the $335,000 related to the resolution of a previously uncertain tax position.

During the fourth quarter of fiscal 2008, the Internal Revenue Service officially concluded its examination of the Company’s fiscal 2005 and 2006 Federal tax returns. As a result, the Company received a $140,100 federal tax refund during fiscal 2009.

The Company is subject to federal, state and local income taxes and non-U.S. tax examinations in accordance with the statute of limitation in each applicable jurisdictions.

At January 31, 2010, the Company has indefinitely reinvested $3,399,850 of the cumulative undistributed earnings of its foreign subsidiary, all of which would be subject to U.S. taxes if repatriated to the U.S. Through January 31, 2010, the Company has not provided deferred income taxes on the undistributed earnings of this subsidiary because such earnings are considered to be indefinitely reinvested. Non-U.S. income taxes are, however, provided on these undistributed earnings.

ASTRO-MED, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 9—Leases and Other Contractual Obligations

Minimum payments under noncancellable operating leases at January 31, 2010 were as follows:

2011	$328,244
2012	211,351
2013	167,764
2014	72,646
2015 and Thereafter	66,437

Minimum Lease Payments	$846,442

The Company incurred rent expense in the amount of $470,000, $557,000 and $612,000 for the fiscal years 2010, 2009 and 2008, respectively.

The Company has purchase obligations in the amount of $5,508,473 due within one year for goods and services with defined terms as to price, quantity, delivery and termination liability.

Note 10—Nature of Operations, Segment Reporting and Geographical Information

The Company’s operations consist of the design, development, manufacture and sale of specialty data recorder and acquisition systems, label printing and applicator systems, neuropsychological instrumentation systems and consumable supplies. The Company organizes and manages its business as a portfolio of products and services designed around a common theme of data acquisition and information output. The Company reports three reporting segments consistent with its sales product groups: Test & Measurement (T&M); QuickLabel Systems (QuickLabel) and Grass Technologies (Grass).

T&M produces data recording equipment used worldwide for a variety of recording, monitoring and troubleshooting applications for the aerospace, automotive, metal mill, power and telecommunications industries. QuickLabel produces an array of high-technology digital label printers, labeling software and consumables for a variety of commercial industries worldwide. Grass produces a range of instrumentation equipment and supplies for clinical neurophysiology (EEG and epilepsy monitoring), polysomnography (PSG—Sleep Monitoring) and biomedical research applications used worldwide by universities, medical centers and companies engaged in a variety of clinical and research activities. The accounting policies of the reporting segments are the same as those described in the summary of significant accounting policies herein. The Company evaluates segment performance based on the segment profit before corporate and financial administration expenses.

Business is conducted in the United States and through foreign affiliates in Canada and Europe. Virtually all manufacturing activities are conducted in the United States. Sales and service activities outside the United States are conducted through wholly-owned entities and, to a lesser extent, through authorized distributors and agents. Transfer prices are intended to produce gross profit margins as would be associated with an arms-length transaction.

ASTRO-MED, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Summarized below are the Net Sales and Segment Operating Profit (both in dollars and as a percentage of Net Sales) for each reporting segment:

($ in thousands)	Net Sales			Segment Operating Profit			Segment Operating Profit % of Net Sales
	2010	2009	2008	2010	2009	2008	2010	2009	2008
T&M	$14,247	$15,796	$16,505	$1,148	$2,463	$3,056	8.1%	15.6%	18.5%
QuickLabel	33,294	37,398	38,144	2,517	3,664	4,222	7.6%	9.8%	11.1%
Grass	16,490	18,589	17,722	2,217	2,553	1,583	13.4%	13.7%	8.9%

Total	$64,031	$71,783	$72,371	5,882	8,680	8,861	9.2%	12.1%	12.2%

Corporate Expenses				3,919	4,054	4,147
Gain on Legal Settlement				1,391	—	—
Restructuring Charges				—	—	515

Operating Income				3,354	4,626	4,199
Other Income (Expense), Net				328	(49)	855

Income Before Income Taxes				3,682	4,577	5,054
Income Tax Provision				916	1,613	744

Net Income				$2,766	$2,964	$4,310

No customer accounted for greater than 10% of net sales in fiscal 2010, 2009 or 2008.

Other information by segment is presented below:

($ in thousands)	Assets
	2010	2009
T&M	$8,275	$8,243
QuickLabel	19,761	16,173
Grass	10,860	11,278
Corporate*	25,780	26,461

Total	$64,676	$62,155

*	Corporate assets consist of cash, investments, income tax accounts and miscellaneous fixed assets.

($ in thousands)	Depreciation			Capital Expenditures
	2010	2009	2008	2010	2009	2008
T&M	$484	$465	$472	$330	$834	$623
QuickLabel	568	514	713	1,106	479	744
Grass	415	427	402	186	352	3,367

Total	$1,467	$1,406	$1,587	$1,622	$1,665	$4,734

ASTRO-MED, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Geographical Data

Presented below is selected financial information by geographic area:

($ in thousands)	Net Sales			Long-Lived Assets
	2010	2009	2008	2010	2009
United States	$44,296	$49,960	$50,479	$14,320	$12,711
Europe	12,164	13,824	13,563	410	455
Canada	2,989	3,244	2,697	—	—
Asia	2,922	2,745	2,938	—	—
Central and South America	1,174	921	1,736	—	—
Other	486	1,089	958	—	—

Total	$64,031	$71,783	$72,371	$14,730	$13,166

Included in long-lived assets is goodwill assigned to the following segments: T&M $0.7 million and Grass $1.6 million at January 31, 2010 and 2009.

Note 11—Profit-Sharing Plan

Along with the ESOP described in Note 7, Astro-Med sponsors a Profit-Sharing Plan (the “Plan”) which provides retirement benefits to all eligible domestic employees. The Plan allows participants to defer a portion of their cash compensation and contribute such deferral to the Plan through payroll deductions. The Company makes matching contributions up to specified levels. The deferrals are made within the limits prescribed by Section 401(k) of the Internal Revenue Code.

All contributions are deposited into trust funds. It is the policy of the Company to fund any contributions accrued. The Company’s annual contribution amounts are determined by the Board of Directors. Contributions paid or accrued amounted to $234,239, $263,124 and $230,160 in fiscal 2010, 2009 and 2008, respectively.

Note 12—Product Warranty Liability

Astro-Med offers a one-year warranty for the majority of its products. The specific terms and conditions of warranties vary depending upon the product sold and country in which the Company does business. For products sold in the United States, a basic limited warranty, including parts and labor is provided. The Company estimates the costs based on historical claims experience and records a liability in the amount of such estimates at the time product revenue is recognized. The Company regularly assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary. Activity in the product warranty liability is as follows:

	January 31,
	2010	2009	2008
Balance, beginning of the year	$302,464	$368,073	$354,901
Warranties issued	511,604	295,306	522,968
Settlements made	(553,833)	(360,915)	(509,796)

Balance, end of the year	$260,235	$302,464	$368,073

ASTRO-MED, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 13—Concentration of Risk

Credit is generally extended on an uncollateralized basis to almost all customers after review of credit worthiness. Concentration of credit and geographic risk with respect to accounts receivable is limited due to the large number and general dispersion of accounts which constitute the Company’s customer base. The Company periodically performs on-going credit evaluations of its customers. The Company has not historically experienced significant credit losses on collection of its accounts receivable.

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

Note 15—Fair Value Measurements

We measure our financial assets at fair value on a recurring basis in accordance with the guidance provided in ASC 820, “Fair Value Measurement and Disclosures” which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In addition, ASC 820 establishes a three-tiered hierarchy for inputs used in management’s determination of fair value of financial instruments that emphasizes the use of observable inputs over the use of unobservable inputs by requiring that observable inputs be used when available. Observable inputs are inputs that reflect management’s belief about the assumptions market participants would use in pricing a financial instrument based on the best information available in the circumstances.

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

ASTRO-MED, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables represent the fair value hierarchy for our financial assets (cash equivalents and investments in marketable securities) measured at fair value on a recurring basis:

January 31, 2010	Level 1	Level 2	Level 3	Total
Money market funds	$8,126,245	$—	$—	$8,126,245
State and municipal obligations	9,116,546	—	—	9,116,546
Governmental obligations	1,249,998	—	—	1,249,998
Auction rate security	—	—	488,670	488,670

Total	$18,492,789	$—	$488,670	$18,981,459

January 31, 2009	Level 1	Level 2	Level 3	Total
Money market funds	$4,770,188	$—	$—	$4,770,188
State and municipal obligations	10,234,713	—	—	10,234,713
Governmental obligations	1,400,000	—	—	1,400,000
Auction rate securities	—	—	890,925	890,925

Total	$16,404,901	$—	$890,925	$17,295,826

The Level 3 asset consists of an auction rate security whose underlying assets are backed by municipal assets. While we continue to earn interest on our auction rate security at the maximum contractual rate, this investment is not currently trading and therefore does not currently have a readily determinable market value. The Company uses the services of a global investment management and advisory firm to manage its auction rate security position. This investment management firm has developed and implemented a proprietary methodology for pricing auction rate securities using a disciplined discounted cash flow approach to establish fair market valuation. As of January 31, 2010, we used the market valuation as published by our investment management firm relative to our one remaining auction rate security. Accordingly, we recorded an unrealized loss of $11,330 related to our auction rate security as of January 31, 2010. We believe this unrealized loss is primarily attributable to the limited liquidity of this investment and have no reason to believe that any of the underlying issuers are presently at risk of default. Management has the intent and the ability to hold this security for an indefinite period of time and, accordingly, believes that the unrealized loss on its auction rate security holding is temporary in nature.

The following table provides a summary of changes in fair value of the Company’s auction rate securities:

	January 31, 2010	January 31, 2009
Beginning Balance	$890,925	$6,250,000
Transferred to variable rate demand notes*	—	(700,000)
Sales	(500,000)	(5,025,000)
Purchases	—	475,000
Realized gain included in net income	109,075	—
Unrealized loss included in other comprehensive income (loss)	(11,330)	(109,075)

Ending Balance	$488,670	$890,925

*	During fiscal 2009, the Company’s investment advisor redefined variable rate demand notes as fixed income municipal securities as these investments continue to trade in a liquid market.

ASTRO-MED, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 16—Restructuring

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

Note 17—Litigation Settlement

In November 2009, Astro-Med was awarded a $1,391,000 judgment related to a lawsuit filed by the Company against a former employee and a competitor business. At issue in the lawsuit was the violation of a non-competition agreement which the former employee had signed as a condition of employment with Astro-Med. The $1,391,000 judgment includes both punitive and exemplary damages, as well as attorney fees (all of which have been previously expensed) and related interest earned on the judgment and was recorded as a gain on legal settlement in the accompanying statement of operations and as a receivable in prepaid and other current assets in the accompanying balance sheet for the fiscal year ended 2010. In November 2009, the Company also filed a motion to amend the original judgment to include additional legal fees of $73,000. This motion was granted on February 12, 2010. On February 17, 2010, the Company collected a total of $1,495,000 related to this legal proceeding, which includes the $1,391,000 gain on legal settlement recorded in the fourth quarter of fiscal 2010 and $104,000 for interest and the additional attorney fees as granted by the February 12, 2010 motion. The $104,000 will be recorded as an additional gain on legal settlement in the first quarter of fiscal 2011.

ASTRO-MED, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

Description	Balance at Beginning of Year	Provision Charged to Operations	Deductions(2)	Balance at End of Year
Allowance for Doubtful Accounts(1):
Year Ended January 31,
2010	$576,735	$70,000	$(127,946)	$518,789
2009	$591,018	$83,129	$(97,412)	$576,735
2008	$588,508	$105,000	$(102,490)	$591,018

(1)	The allowance for doubtful accounts has been netted against accounts receivable as of the respective balance sheet dates.
(2)	Uncollectible accounts written off, net of recoveries, also includes foreign exchange adjustment.