Form 10-Q
period 2010-05-01
ASTRO MED INC /NEW/
filed 2010-05-27
CIK 8146

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 1, 2010

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

Common Stock, $.05 Par Value – 7,290,139 shares

(excluding treasury shares) as of May 14, 2010

ASTRO-MED, INC.

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ASTRO-MED, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	May 1, 2010	January 31, 2010
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$13,893,712	$14,155,096
Securities Available for Sale	9,779,848	9,605,216
Accounts Receivable, Net	9,365,182	9,172,857
Inventories	12,860,829	12,039,306
Prepaid Expenses and Other Current Assets	1,088,839	2,246,789
Deferred Tax Assets	2,647,029	2,648,294

Total Current Assets	49,635,439	49,867,558
PROPERTY, PLANT AND EQUIPMENT	36,497,058	36,330,665
Less Accumulated Depreciation	(24,670,464)	(24,340,083)

Property, Plant and Equipment, Net	11,826,594	11,990,582
OTHER ASSETS
Intangible Assets, net	385,139	403,056
Goodwill	2,336,721	2,336,721
Other	88,259	78,127

Total Other Assets	2,810,119	2,817,904

TOTAL ASSETS	$64,272,152	$64,676,044

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts Payable	$2,777,114	$2,885,067
Accrued Compensation	1,867,969	2,019,644
Other Accrued Expenses	1,542,515	1,584,357
Income Taxes Payable	408,317	318,930
Other Current Tax Liabilities	668,651	654,905
Deferred Revenue	538,571	695,240

Total Current Liabilities	7,803,137	8,158,143
Deferred Tax Liabilities	2,063,479	2,056,393
Other Long Term Liabilities	642,612	642,612

TOTAL LIABILITIES	10,509,228	10,857,148

SHAREHOLDERS’ EQUITY
Common Stock, $.05 Par Value, Authorized 13,000,000 shares; Issued 8,556,645 and 8,322,844 shares at May 1, 2010 and January 31, 2010, respectively	427,837	416,146
Additional Paid-In Capital	35,618,296	34,712,369
Retained Earnings	26,329,271	26,403,248
Treasury Stock, at Cost, 1,266,506 and 1,165,706 shares at May 1, 2010 and January 31, 2010, respectively	(8,783,714)	(8,030,335)
Accumulated Other Comprehensive Income	171,234	317,468

Total Shareholders’ Equity	53,762,924	53,818,896

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$64,272,152	$64,676,044

See Notes to condensed consolidated financial statements (unaudited).

ASTRO-MED, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three Months Ended
	May 1, 2010	May 2, 2009
Net Sales	$17,077,004	$14,676,832
Cost of Sales	10,211,860	8,864,011

Gross Profit	6,865,144	5,812,821
Costs and Expenses:
Selling and Marketing	3,840,868	3,882,490
General and Administrative	1,183,785	1,162,358
Research and Development	1,218,875	1,227,609

Operating Expenses	6,243,528	6,272,457

Operating Income (Loss)	621,616	(459,636)

Other Income	107,277	104,241

Income (Loss) Before Income Taxes	728,893	(355,395)
Income Tax Provision (Benefit)	298,846	(124,388)

Net Income (Loss)	$430,047	$(231,007)

Net Income (Loss) per Common Share:
Basic	$0.06	$(0.03)
Diluted	$0.06	$(0.03)
Weighted Average Number of Shares Outstanding:
Basic	7,194,296	7,087,049
Diluted	7,474,873	7,087,049
Dividends Declared Per Common Share	$0.07	$0.06

See Notes to condensed consolidated financial statements (unaudited).

ASTRO-MED, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Three Months Ended
	May 1, 2010	May 2, 2009
Cash Flows from Operating Activities:
Net Income (Loss)	$430,047	$(231,007)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by Operating Activities:
Depreciation and Amortization	394,655	352,318
Share-Based Compensation	96,249	108,287
Deferred Income Tax Provision (Benefit)	8,351	(26,921)
Legal Settlement Receivable	1,495,051	—
Loss (Gain) on Sale of Securities Available for Sale	30,961	(41,776)
Changes in Assets and Liabilities:
Accounts Receivable	(192,326)	1,110,136
Inventories	(821,523)	(361,285)
Income Taxes	112,024	(568,381)
Accounts Payable and Accrued Expenses	(605,149)	25,403
Other	(456,115)	206,143

Net Cash Provided by Operating Activities	492,225	572,917
Cash Flows from Investing Activities:
Proceeds from Sales/Maturities of Securities Available for Sale	1,519,039	4,804,248
Purchases of Securities Available for Sale	(1,750,000)	(100,000)
Additions to Property, Plant and Equipment	(233,646)	(120,799)

Net Cash (Used) Provided by Investing Activities	(464,607)	4,583,449
Cash Flows from Financing Activities:
Proceeds from Common Shares Issued Under Employee Benefit Plans and Employee Stock Option Plans	401,043	437,935
Cash Settlement of Stock Options	(186,042)	—
Dividends Paid	(504,003)	(425,422)

Net Cash (Used) Provided by Financing Activities	(289,002)	12,513
Net (Decrease) Increase in Cash and Cash Equivalents	(261,384)	5,168,879
Cash and Cash Equivalents, Beginning of Period	14,155,096	10,978,553

Cash and Cash Equivalents, End of Period	$13,893,712	$16,147,432

Supplemental Disclosures of Cash Flow Information:
Cash Paid During the Period for Income Taxes, Net of Refunds	$202,703	$452,098

See Notes to condensed consolidated financial statements (unaudited).

ASTRO-MED, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(1) Overview

Headquartered in West Warwick, Rhode Island, Astro-Med Inc. develops and manufactures specialty printers and data acquisition systems. The Company’s products are distributed through its own sales force in the United States, Canada, and Western Europe and by authorized dealers elsewhere in the world. Astro-Med, Inc. products are sold under the brand names Astro-Med ® Test & Measurement, Grass ® Technologies and QuickLabel ® Systems and are employed around the world in a wide range of aerospace, automotive, communications, chemical, food and beverage, medical, military, industrial, and packaging applications.

Unless otherwise indicated, references to “Astro-Med,” the “Company,” “we,” “our,” and “us” in this Quarterly Report on Form 10-Q refer to Astro-Med, Inc. and its consolidated subsidiaries.

(2) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by Astro-Med pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments consisting of normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the results of the interim periods included herein. These financial statements do not include all disclosures associated with annual financial statements and, accordingly, should be read in conjunction with footnotes contained in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2010.

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

Subsequent events have been evaluated by management through the filing of this form 10-Q with the SEC.

(3) Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation.

(4) Net Income Per Common Share

Basic net income per share is calculated by dividing net income (loss) by the weighted average number of shares outstanding during the period. Diluted net income per share is calculated by dividing net income (loss) by the weighted average number of shares and, if dilutive, common equivalent shares for stock options outstanding during the period. A reconciliation of the shares used in calculating basic and diluted net income per share is as follows:

	Three Months Ended
	May 1, 2010	May 2, 2009
Weighted Average Common Shares Outstanding – Basic	7,194,296	7,087,049
Effect of Dilutive Options	280,577	—

Weighted Average Common Shares Outstanding – Diluted	7,474,873	7,087,049

For the three months ended May 1, 2010 and May 2, 2009, the diluted per share amounts do not reflect options outstanding of 632,897 and 797,839 respectively, due to their anti-dilutive effect, as the exercise price of the options was greater than the average market price of the underlying stock during the periods presented.

For the three months ended May 2, 2009, diluted net loss per common share is the same as basic net loss per common share, as the inclusion of the effect of the common share equivalents then outstanding would be anti-dilutive. For this reason, excluded from the calculation of diluted net loss per common share for the three month period ended May 2, 2009 were “in the money” options to purchase 202,622 shares of the Company’s common stock.

(5) Revenue Recognition

The majority of Astro-Med’s product sales are recorded at the time of shipment, when legal title has transferred and risk of loss passes to the customer, when persuasive evidence of an arrangement exists, the seller’s price to the buyer is fixed or determinable and collectibility is reasonably assured in accordance with the requirements in Staff Accounting Bulletin (“SAB”) 104, “Revenue Recognition in Financial Statements.” When a sale arrangement involves training or installation, the deliverables in the arrangement are evaluated to determine whether they represent separate units of accounting in accordance with SAB 104 and FASB’s Accounting Standards Codification (ASC) 605-25, “Revenue Recognition-Multiple-Element Arrangements.” This evaluation occurs at inception of the arrangement and as each item in the arrangement is delivered. The total fee from the arrangement is allocated to each unit of accounting based on its relative fair value. Fair value for each element is established generally based on the sales price charged when the same or similar element is sold separately. Revenue is recognized when revenue recognition criteria for each unit of accounting are met. When other significant obligations remain after products are delivered, revenue is recognized only after such obligations are fulfilled. All of our equipment contains embedded operating systems and data management software which is included in the purchase price of the equipment. The software is deemed incidental to the systems as a whole, as it is not sold or marketed separately and its production costs are minor as compared to those of the hardware system. Returns and customer credits are infrequent and are recorded as a reduction to sales. Rights of return are not included in sales arrangements. Revenue associated with products that contain specific customer acceptance criteria is not recognized before the customer acceptance criteria are satisfied. Discounts from list prices are recorded as a reduction to sales. Amounts billed to customers for shipping and handling fees are included in sales while related shipping and handling costs are included in cost of sales.

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

ASTRO-MED, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Infrequently, Astro-Med receives requests from customers to hold product being purchased from us for the customers’ convenience. Revenue is recognized for such bill and hold arrangements in accordance with the requirements of SAB 104 which requires, among other things, the existence of a valid business purpose for the arrangement; the transfer of ownership of the purchased product; a fixed delivery date that is reasonable and consistent with the buyer’s business purpose; the readiness of the product for shipment; the use of customary payment terms; no continuing performance obligation by us; and segregation of the product from our inventories.

(6) Share-Based Compensation

Astro-Med has one equity incentive plan (the “Plan”) under which incentive stock options, non-qualified stock options, restricted stock and other equity based awards may be granted to officers and certain employees. To date, only options have been granted under the Plan. Options granted to employees vest over four years. An aggregate of 1,000,000 shares were authorized for awards under the Plan. The exercise price of each stock option will be established at the discretion of the Compensation Committee; however, any incentive stock options granted must be at an exercise price of not less than fair market value at the date of grant. The Plan provides for an automatic annual grant of ten-year options to purchase 5,000 shares of stock to each non-employee director upon the adjournment of each annual shareholders’ meeting. Each such option is exercisable at the fair market value as of the grant date and vests immediately prior to the next succeeding annual shareholders’ meeting. At May 1, 2010, 741,500 shares were available for grant under the Plan.

We have estimated the fair value of each option on the date of grant using the Black-Scholes option-pricing model. Our estimate of share-based compensation requires a number of complex and subjective assumptions including our stock price volatility, employee exercise patterns (expected life of the options), the risk-free interest rate and the Company’s dividend yield. The stock price volatility assumption is based on the historical weekly price data of our common stock over a period equivalent to the weighted average expected life of our options. Management evaluated whether there were factors during that period which were unusual and would distort the volatility figure if used to estimate future volatility and concluded that there were no such factors. In determining the expected life of the option grants, the Company has observed the actual terms of prior grants with similar characteristics and the actual vesting schedule of the grant and has assessed the expected risk tolerance of different option groups. The risk-free interest rate is based on the actual U.S. Treasury zero coupon rates for bonds matching the expected term of the option as of the option grant date.

The fair value of stock options granted during the three months ended May 1, 2010 and May 2, 2009 was estimated using the following assumptions:

	Three Months Ended
	May 1, 2010	May 2, 2009
Risk Free Interest Rate	2.42%	2.72%
Expected Volatility	41.5%	42.9%
Expected Life (in years)	5.0	5.0
Dividend Yield	3.4%	3.9%

The weighted average fair value per share for options granted was $2.12 during the first quarter of fiscal 2011 compared to $1.77 during the first quarter of fiscal 2010.

Aggregated information regarding stock options granted under the Plan as of May 1, 2010 is summarized below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Outstanding at January 31, 2010	1,688,951	$6.24	3.4	$2,933,748
Granted	70,000	7.41
Exercised	(232,073)	4.59
Expired or canceled	(224,852)	5.48

Outstanding at May 1, 2010	1,302,026	$6.73	4.6	$2,305,398

Exercisable at May 1, 2010	1,092,905	$6.49	3.8	$2,176,069

Share-based compensation expense was recognized as follows:

	Three Months Ended
	May 1, 2010	May 2, 2009
Cost of Sales	$18,162	$18,958
Operating Expenses	78,087	89,329

Total	$96,249	$108,287

As of May 1, 2010 there was $492,606 of unrecognized compensation expense related to unvested options.

Astro-Med has an Employee Stock Purchase Plan allowing eligible employees to purchase shares of common stock at a 15% discount from fair value on the date of purchase. A total of 247,500 shares were reserved for issuance under this plan. During the three months ended May 1, 2010 and May 2, 2009, 1,728 and 2,383 shares were purchased under this plan. As of May 1, 2010, 82,790 shares remain available.

During the quarter ended May 1, 2010, the Company purchased approximately 200,000 stock options held by certain key executives. The options had an exercise price of $5.45 and were due to expire on March 20, 2010. The purchase price paid by the Company for the options was approximately $250,000, representing the closing price for the Astro-Med’s common stock on March 3, 2010, less a 10% discount and the exercise price for each of the options. The original underlying stock options were granted during fiscal 2000 and there was no unrecognized compensation expense associated with the options. This transaction was charged to equity. The cash settlement of these options during the current quarter was a one-time event, as the Company has not historically settled any options for cash and has no plans to do so again in the future.

ASTRO-MED, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

(7) Comprehensive Income (Loss)

The Company’s comprehensive income (loss) is as follows:

	Three Months Ended
	May 1, 2010	May 2, 2009
Net Income (Loss)	$430,047	$(231,007)
Other Comprehensive (Loss) Income, net of taxes and reclassification adjustments:
Foreign currency translation adjustments	(152,774)	111,463
Unrealized holding Gain (Loss) arising during the period	6,540	(68,805)

Other Comprehensive (Loss) Income	(146,234)	42,658

Comprehensive Income (Loss)	$283,813	$(188,349)

(8) Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and include material, labor and manufacturing overhead. The components of inventories are as follows:

	May 1, 2010	January 31, 2010
Materials and Supplies	$7,918,429	$7,422,465
Work-In-Process	1,087,268	898,332
Finished Goods	3,855,132	3,718,509

	$12,860,829	$12,039,306

(9) Income Taxes

The Company’s effective tax rates for the periods, which are based on the projected effective tax rate for the full year, are as follows:

Three Months Ended
Fiscal 2011	41.0%
Fiscal 2010	35.0%

As of May 1, 2010, the Company’s cumulative unrecognized tax benefits totaled $888,971 compared to $875,225 as of January 31, 2010. There were no developments affecting unrecognized tax benefits during the quarter ended May 1, 2010.

ASTRO-MED, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(10) Segment Information

The Company reports three segments consistent with its sales product groups: Test & Measurement (T&M); QuickLabel Systems (QuickLabel) and Grass Technologies (Grass). The Company evaluates segment performance based on the segment profit before corporate expenses.

Summarized below are the Net Sales and Segment Operating Profit for each reporting segment:

	Three Months Ended
	Net Sales		Segment Operating Profit
(In thousands)	May 1, 2010	May 2, 2009	May 1, 2010	May 2, 2009
T&M	$3,210	$3,669	$301	$275
QuickLabel	10,153	7,495	652	132
Grass	3,714	3,513	700	153

Total	$17,077	$14,677	1,653	560

Corporate Expenses			1,031	1,020

Operating Income (Loss)			622	(460)
Other Income - Net			107	105

Income (Loss) Before Income Taxes			729	(355)
Income Tax Provision (Benefit)			299	(124)

Net Income (Loss)			$430	$(231)

(11) Recent Accounting Pronouncements

Fair Value Measurements

In January 2010, the FASB issued Accounting Standards Update (ASU) 2010-06, “Improving Disclosures About Fair Value Measurement,” which requires reporting entities to make new disclosures about recurring or nonrecurring fair value measurements including significant transfers into and out of Level 1 and Level 2 fair value measurements and information on purchases, sales, issuances and settlements on a gross basis in the reconciliation of Level 3 fair value measurements. ASU 2010-06 is effective for annual periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures which are effective for annual periods beginning after December 15, 2010. The adoption of ASU 2010-06 did not have a material impact on our consolidated financial position or results of operations.

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

Except for the ASU’s discussed above, all other ASUs issued by the FASB as of the filing date of this Quarterly Report on Form 10-Q are not expected to have a material effect on our consolidated financial statements.

ASTRO-MED, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

(12) Securities Available for Sale

Pursuant to our investment policy, securities available for sale include state and municipal securities with various contractual or anticipated maturity dates ranging from two to thirteen months and an auction rate security. These securities are carried at fair value, with unrealized gains and losses reported as a component of accumulated other comprehensive income (loss) in shareholders’ equity until realized. Realized gains and losses from the sale of available for sale securities, if any, are determined on a specific identification basis. A decline in the fair value of any available for sale security below cost that is determined to be other than temporary will result in a write-down of its carrying amount to fair value. No such impairment charges were recorded for any period presented. All short-term investment securities have original maturities greater than 90 days. The fair value, amortized cost and gross unrealized gains and losses of the securities are as follows:

May 1, 2010	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
State and Municipal Obligations	$9,279,234	$21,754	$(12,570)	$9,288,418
Auction Rate Security	500,000	—	(8,570)	491,430

	$9,779,234	$21,754	$(21,140)	$9,779,848

January 31, 2010	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
State and Municipal Obligations	$9,114,511	$35,385	$(33,350)	$9,116,546
Auction Rate Security	500,000	—	(11,330)	488,670

	$9,614,511	$35,385	$(44,680)	$9,605,216

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

ASTRO-MED, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

The following table represents the fair value hierarchy for our financial assets (cash equivalents and investments) measured at fair value on a recurring basis:

May 1, 2010	Level 1	Level 2	Level 3	Total
Money Market Funds	$8,070,203	$—	$—	$8,070,203
State and Municipal Obligations	9,288,418	—	—	9,288,418
Governmental Obligations	1,074,954	—	—	1,074,954
Auction Rate Security	—	—	491,430	491,430

Total	$18,433,575	$—	$491,430	$18,925,005

January 31, 2010	Level 1	Level 2	Level 3	Total
Money Market Funds	$8,126,245	$—	$—	$8,126,245
State and Municipal Obligations	9,116,546	—	—	9,116,546
Governmental Obligations	1,249,998	—	—	1,249,998
Auction Rate Security	—	—	488,670	488,670

Total	$18,492,789	$—	$488,670	$18,981,459

The Level 3 asset consists of an auction rate security whose underlying assets are backed by municipal assets. While we continue to earn interest on our auction rate security at the maximum contractual rate, this investment is not currently trading and therefore does not currently have a readily determinable market value. The Company uses the services of a global investment management and advisory firm to manage its auction rate security position. This investment management firm has developed and implemented a proprietary methodology for pricing auction rate securities using a disciplined discounted cash flow approach to establish fair market valuation. As of May 1, 2010, we used the market valuation as published by our investment management firm relative to our one remaining auction rate security. Accordingly, we recorded an unrealized loss of $8,570 related to our auction rate security as of May 1, 2010. We believe this unrealized loss is primarily attributable to the limited liquidity of this investment and have no reason to believe that any of the underlying issuers are presently at risk of default. Management has the intent and the ability to hold this security for an indefinite period of time and, accordingly, believes that the unrealized loss on its auction rate security holding is temporary in nature.

The following table provides a summary of changes in fair value of our auction rate securities for the three months ended May 1, 2010:

Balance, January 31, 2010	$488,670
Sales	—
Change in unrealized loss	2,760

Balance at May 1, 2010	$491,430

(14) Litigation Settlement

In November 2009, Astro-Med was awarded a $1,391,000 judgment related to a lawsuit filed by the Company against a former employee and a competitor business. At issue in the lawsuit was the violation of a non-competition agreement which the former employee had signed as a condition of employment with Astro-Med. The $1,391,000 judgment included both punitive and exemplary damages, as well as attorney fees (all of which have been previously expensed) and related interest earned on the judgment and was recorded as a gain on legal settlement in the consolidated statement of operations and as a receivable in prepaid and other current assets in the consolidated balance sheet for the fiscal year ended January 31, 2010. In November 2009, the Company also filed a motion to amend the original judgment to include additional legal fees of $73,000. This motion was granted on February 12, 2010. On February 17, 2010, the Company collected a total of $1,495,000 related to this legal proceeding, which includes the $1,391,000 gain on legal settlement recorded in the fourth quarter of fiscal 2010 and $104,000 for interest and the additional attorney fees as granted pursuant to the February 12, 2010 motion. The $104,000 has been recorded as an additional gain on legal settlement in the first quarter of fiscal 2011 and is included in other income in the accompanying income statement for the period ended May 1, 2010.

Item 2.

ASTRO-MED, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Business Overview

This section should be read in conjunction with Astro-Med’s Condensed Consolidated Financial Statements included elsewhere herein and our Annual Report on Form 10-K for the fiscal year ended January 31, 2010.

Astro-Med is a multi-national enterprise, which designs, develops, manufactures, distributes and services a broad range of products that acquire, store, analyze and present data in multiple formats. The Company organizes its structure around a core set of competencies, including research and development, manufacturing, service, marketing and distribution. We market and sell our products and services through the following three sales product groups:

•

Test and Measurement Product Group (T&M)—represents a suite of telemetry recorder products sold to the aerospace and defense industries, as well as portable data acquisition recorders, which offer diagnostic and test functions to a wide range of manufacturers including automotive, energy, paper and steel fabrication. In addition, T&M also includes a suite of ruggedized printer products and ethernet switches designed for military and commercial applications to be used in the avionics industry to print weather maps, communications and other critical flight information.

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

ASTRO-MED, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Results of Operations

Three Months Ended May 1, 2010 vs. Three Months Ended May 2, 2009

Net Sales by product group and current quarter percentage change over prior year for the three months ended May 1, 2010 and May 2, 2009 were:

(Dollars in thousands)	May 1, 2010	As a % of Net Sales	May 2, 2009	As a % of Net Sales	% Change Over Prior Year
T&M	$3,210	18.8%	$3,669	25.0%	(12.5)%
QuickLabel	10,153	59.5%	7,495	51.1%	35.5%
Grass	3,714	21.7%	3,513	23.9%	5.7%

Total	$17,077	100.0%	$14,677	100.0%	16.4%

The Company’s current year first quarter sales were $17,077,000, representing a 16.4% increase as compared to the previous year’s first quarter sales of $14,677,000. Sales through domestic channels were $12,175,000, an increase of 17.4% over the prior year. Current year first quarter international shipments of $4,902,000 were also up by 13.9% from the previous year. A favorable impact from foreign exchange rates contributed $250,000 to the current year’s first quarter international sales increase.

Hardware sales in the current quarter were $5,917,000, down 8.4% over the prior year’s first quarter hardware sales of $6,459,000. The decrease in hardware sales in the current quarter was evident in all product lines, slightly tempered by a $210,000 or 26.3% increase in sales of QuickLabel’s mono, VIVO! and Zeo! printers and an increase in sales of Grass’ Long-Term Monitoring product line. The overall lower volume of hardware shipments is an outgrowth of continued soft demand for capital equipment emanating from the worldwide recession.

Consumables sales in the current quarter were $9,587,000, representing an increase of 34.6% over the prior year’s first quarter consumable sales of $7,123,000. The current quarter increase was evident in all product groups but dominated by QuickLabel System’s which was up 40.6% as compared to prior year’s first quarter sales. The increased level of consumable sales is due to the increase in the installed base of printers placed in service, as well as the December 2009 acquisition of the Asheboro facility which contributed approximately $1,400,000 to consumable sales for the current quarter.

Current quarter service and other revenue of $1,573,000 were up 43.6% from prior year’s first quarter service and other revenue of $1,095,000. The current quarter increase in service and other revenue was shared among all three product groups with T&M up 41.4%, QuickLabel up 50.2% and Grass up 36.8% and was primarily due to the increase in parts and repair revenue as well as service revenue which were up 57.8% and 26.5%, respectively, as compared to prior year’s first quarter.

Current year first quarter gross profit was $6,865,000, an 18.1% increase from the prior year’s first quarter gross profit of $5,813,000. The Company’s gross profit margin of 40.2% in the current quarter reflects an increase from the prior year’s first quarter gross profit margin of 39.6% and is attributable to higher sales volume and lower manufacturing costs.

Operating expenses for the current quarter were $6,244,000, relatively flat as compared to prior year’s first quarter operating expenses of $6,273,000. Current quarter selling and marketing expenses decreased 1.1% to $3,841,000 representing 22.5% of sales as compared to the previous year’s first quarter selling and marketing expenses of $3,883,000 representing 26.5% of sales. The decrease in selling and marketing for the current quarter was primarily the result of lower commissions, benefits and trade show spending, slightly offset by a increase in travel and outside service spending. General and administrative (G&A) expenses increased 1.9% to $1,184,000 in the first quarter of the current year as compared to prior year’s first quarter G&A expenses of $1,162,000. The increase in G&A as compared to prior year was primarily due to an increase in outside services partially offset by a decrease in professional services. Spending on research & development (R&D) in the first quarter of the current year of $1,219,000 remained approximately flat with prior year’s first quarter spending of $1,228,000. The current year’s spending in R&D represents 7.1% of sales, a decline from prior year’s first quarter level of 8.4%.

Income from operations of $622,000 in the current quarter is a sharp increase from prior year’s first quarter operating loss of $460,000. Operating margin for the first quarter of the current year of 3.6% is also an improvement as compared to the prior year’s first quarter negative operating margin of 3.1%. The increase in operating income and related margin for the first quarter of the current year is mainly attributable to achieving higher sales volume while reducing operating expenses.

Other income during the first quarter was $107,000 compared to $104,000 in the first quarter of the previous year. The increase in the current quarter is primarily attributed to the remaining $104,000 gain on legal settlement for interest and attorney fees recognized as a result of damages collected from a lawsuit filed against a former employee and competitor business. The increase in other income for the current quarter was tempered by lower investment income, due to lower overall interest rates available and foreign exchange losses in the current quarter due to the continuing weakening of the US dollar.

In the first quarter of the current year, the Company recognized income tax expense of $299,000 reflecting an effective tax rate of 41.0%. This result compares to the prior year’s first quarter benefit for federal and state income taxes of $124,000 reflecting an effective tax rate of 35.0%. The increase in the effective tax rate for the first quarter of the current year as compared to the prior year is primarily due to unavailability of the R&D tax credit in the current quarter.

The Company recognized net income of $430,000 for the first quarter of the current year, reflecting a return on sales of 2.5% and generating EPS of $0.06 per diluted share. On a comparative basis, prior year’s first quarter recognized a net loss of $231,000 reflecting a negative return of 1.6% on sales and generating a loss of $0.03 per diluted share.

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

Summarized below are the Net Sales and Segment Operating Profit for each reporting segment:

	Three Months Ended
	Net Sales		Segment Operating Profit
(In thousands)	May 1, 2010	May 2, 2009	May 1, 2010	May 2, 2009
T&M	$3,210	$3,669	$301	$275
QuickLabel	10,153	7,495	652	132
Grass	3,714	3,513	700	153

Total	$17,077	$14,677	1,653	560

Corporate Expenses			1,031	1,020

Operating Income (Loss)			622	(460)
Other Income, Net			107	105

Income (Loss) Before Income Taxes			729	(355)
Income Tax Provision (Benefit)			299	(124)

Net Income (Loss)			$430	$(231)

Test & Measurement—T&M

Test & Measurement sales revenue decreased 12.5% to $3,210,000 for the first quarter of the current fiscal year compared to sales of $3,669,000 for the same period in the prior year. Within the product group, the Dash, Ruggedized and Everest product lines were down from the prior year, as our industrial customers have continued to defer purchases of monitor recorders during this economic slowdown. In addition, delays in the introduction of new aircraft by the airplane manufactures, Boeing and Airbus, have slowed the pace of placing Ruggedized printers. Demand for the new TMX product line is expected to continue to grow and will have positive affects on the TMX sales volume in the months ahead. Within the product group, we did experience growth from both the consumable and service and other product lines which both reported double digit increments over the prior year. Operating expenses were lower in the quarter by 10.3% from the previous year’s spending level. Notwithstanding T&M’s lower sales in the first quarter, segment operating profit increased 9.5% to $301,000 resulting in a 9.4% operating profit margin as compared to prior year’s segment operating profit of $275,000 and related operating profit margin of 7.5%. The improvement in both segment operating profit and related margin was due to lower operating expenses and product mix.

QuickLabel System—QuickLabel

Sales revenues from the QuickLabel Systems product group were $10,153,000 in the first quarter as compared to $7,495,000 in the same quarter of the prior year. The increase in sales is primarily due to the consumable product lines which increased $2,358,000 or 40.6% from the prior year. Within the consumable line, label and tag product lines sales made a significant contribution to the overall growth rate in consumable products, with a notable contribution from the Company’s recently acquired label and tag manufacturer in North Carolina. Revenues from QuickLabel’s service, parts and repairs also reported a double-digit growth rate over the previous year. QuickLabel’s current quarter segment operating profit was $652,000 reflecting a profit margin of 6.4%, a strong increase from prior year’s first quarter segment profit of $132,000 and related profit margin of 1.8%.

Grass Technologies—Grass

Sales in the first quarter of the current year for Grass Technologies’ product group were $3,714,000, a 5.7% increase as compared to sales of $3,513,000 in the prior year’s first quarter. The increase is primarily traceable to sales in the clinical line of diagnostic systems, especially Long Term Epilepsy Monitoring Systems. The Grass Technologies line of consumable products also experienced a slight increase from the previous year, as did service and other revenue for the quarter. These increases were partially tempered by lower sales from the Medical Research product lines, as these products have been adversely affected by lower funding sources currently being experienced by hospitals, laboratories and research facilities. Segment operating profits were up in the current quarter primarily due to higher sales volume and lower operating costs, with the segment achieving an operating profit margin of 18.8% as compared to a segment operating profit margin of 4.4% reported in the first quarter of the prior year.

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

The Company’s statements of cash flows for the three months ended May 1, 2010 and May 2, 2009 are included on page 5. Net cash flows provided by operating activities were $492,000 in the current year compared to net cash provided by operating activities of $573,000 in the previous year. The declining cash flows provided in the first quarter of the current year as compared to the same period in the previous year are primarily related to the increase in accounts receivable and investment in inventory balances, as well as a decrease in accounts payable and accrued expenses. Inventory balances increased to $12,861,000 at the end of the first quarter compared to $12,039,000 at year end, while inventory days on hand decreased to 113 days at the end of the current quarter from 114 days at year end. Accounts receivable increased to $9,365,182 at the end of the first quarter as compared to $9,172,857 at year end, however, the accounts receivable collection cycle decreased to 47 days sales outstanding at the end of the quarter as compared to 49 days outstanding at year end. Offsetting the growth in both accounts receivable and inventory and the decline in accounts payables and accruals was the collection of the legal settlement of $1,495,000 in the first quarter of 2011.

The Company’s cash, cash equivalents and investments, at the end of the first quarter totaled $23,674,000 relatively comparable to the $23,760,000 at year end. The slight decrease in cash from year end can be attributed to cash used for financing and investing activities including capital expenditures of $233,000 and dividends paid of $504,000 partially offset by the proceeds received from the legal settlement of $1,495,000.

The Company’s backlog increased 4.1% to $5,906,000 at the end of the first quarter from a backlog of $5,675,000 at year-end.

Critical Accounting Policies, Commitments and Certain Other Matters

In the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2010, the Company’s most critical accounting policies and estimates upon which our financial status depends were identified as those relating to revenue recognition, warranty claims, bad debts, inventories, income taxes, long-lived assets, goodwill and share-based compensation. We considered the disclosure requirements of Financial Release (“FR”) 60 (“FR-60”) regarding critical accounting policies and FR-61 regarding liquidity and capital resources, certain trading activities and related party/certain other disclosures, and concluded that nothing materially changed during the quarter that would warrant further disclosure under these releases.

Forward-Looking Statements

This Quarterly Report on Form 10-Q may contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are not statements of historical fact, but rather reflect our current expectations concerning future events and results. We generally use the words “believes,” “expects,” “intends,” “plans,” “anticipates,” “likely,” “continues,” “may,” “will,” and similar expressions to identify forward-looking statements. Such forward-looking statements, including those concerning our expectations, involve risks, uncertainties and other factors, some of which are beyond our control, which may cause our actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements. Factors which could cause actual results to differ materially from those anticipated include, but are not limited to (a) general economic, financial and business conditions; (b) declining demand in the test and measurement markets; (c) competition in the specialty printer industry; (d) ability to develop market acceptance of the QuickLabel color printer products and effective design of customer required features; (e) competition in the data acquisition industry; (f) competition in the neurophysiology industry; (g) the impact of changes in foreign currency exchange rates on the results of operations; (h) the ability to successfully integrate acquisitions; (i) the business abilities and judgment of personnel and changes in business strategy; (j) the efficacy of research and development investments to develop new products; (k) the launching of significant new products which could result in unanticipated expenses; (l) bankruptcy or other financial problems at major suppliers or customers that could cause disruptions in the Company’s supply chain or difficulty in collecting amounts owed by such customers; (m) and other risks included under “Item 1A-Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended January 31, 2010. We assume no obligation to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by law.

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

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended January 31, 2010, which could materially affect our business, financial condition or future operating results. The risks described in our Annual Report on 10-K are not the only risks that we face, as additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating result as well as adversely affect the value of our investments in our common stock.

There have been no material updates to the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2010.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On August 16, 2004, the Company announced that its Board of Directors had approved the repurchase of 600,000 shares of common stock. This is an ongoing authorization without any expiration date.

During the first quarter of fiscal 2011, the Company made the following repurchases of its common stock:

	Total Number of Shares Repurchased	Average Price paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Be Purchased Under The Plans or Programs
February 1 – February 27	—	$—	—	392,289
February 28 – March 27	100,800	$7.47	100,800	291,489
March 28 – May 1	—	$—	—	291,489

Item 6.	Exhibits

The following exhibits are filed as part of this report on Form 10-Q:

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASTRO-MED, INC.
(Registrant)

Date: May 27, 2010	By	/s/ A.W. Ondis
A.W. Ondis, Chairman and Chief Executive Officer
(Principal Executive Officer)

	By	/s/ Joseph P. O’Connell
Joseph P. O’Connell Senior Vice President, Treasurer and Chief Financial Officer
(Principal Financial Officer)