Form 10-Q
period 2010-07-31
ASTRO MED INC /NEW/
filed 2010-08-30
CIK 8146

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2010

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

Common Stock, $.05 Par Value – 7,358,384 shares

(excluding treasury shares) as of August 26, 2010

ASTRO-MED, INC.

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ASTRO-MED, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	July 31, 2010	January 31, 2010
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$11,552,533	$14,155,096
Securities Available for Sale	10,380,374	9,605,216
Accounts Receivable, Net	10,123,028	9,172,857
Inventories	13,602,520	12,039,306
Prepaid Expenses and Other Current Assets	535,456	2,246,789
Deferred Tax Assets	2,642,282	2,648,294

Total Current Assets	48,836,193	49,867,558
PROPERTY, PLANT AND EQUIPMENT	37,619,999	36,330,665
Less Accumulated Depreciation	(25,056,703)	(24,340,083)

Property, Plant and Equipment, Net	12,563,296	11,990,582
OTHER ASSETS
Intangible Assets, net	367,222	403,056
Goodwill	2,336,721	2,336,721
Other	87,359	78,127

Total Other Assets	2,791,302	2,817,904

TOTAL ASSETS	$64,190,791	$64,676,044

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts Payable	$3,045,687	$2,885,067
Accrued Compensation	1,736,533	2,019,644
Other Accrued Expenses	1,594,034	1,584,357
Income Taxes Payable	227,246	318,930
Other Current Tax Liabilities	662,902	654,905
Deferred Revenue	535,797	695,240

Total Current Liabilities	7,802,199	8,158,143
Deferred Tax Liabilities	2,062,890	2,056,393
Other Long Term Liabilities	642,612	642,612

TOTAL LIABILITIES	10,507,701	10,857,148

SHAREHOLDERS’ EQUITY
Common Stock, $.05 Par Value, Authorized 13,000,000 shares; Issued 8,604,177 and 8,322,844 shares at July 31, 2010 and January 31, 2010, respectively	430,213	416,146
Additional Paid-In Capital	35,850,434	34,712,369
Retained Earnings	26,141,721	26,403,248
Treasury Stock, at Cost, 1,275,206 and 1,165,706 shares at July 31, 2010 and January 31, 2010	(8,848,344)	(8,030,335)
Accumulated Other Comprehensive Income	109,066	317,468

Total Shareholders’ Equity	53,683,090	53,818,896

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$64,190,791	$64,676,044

See Notes to condensed consolidated financial statements (unaudited).

ASTRO-MED, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three Months Ended		Six Months Ended
	July 31, 2010	August 1, 2009	July 31, 2010	August 1, 2009
Net Sales	$17,753,057	$16,415,949	$34,830,060	$31,092,781
Cost of Sales	10,728,926	9,465,432	20,940,786	18,329,443

Gross Profit	7,024,131	6,950,517	13,889,274	12,763,338
Costs and Expenses:
Selling and Marketing	4,276,478	3,724,240	8,117,346	7,606,730
General and Administrative	1,064,193	1,166,046	2,247,978	2,328,404
Research and Development	1,135,337	1,174,505	2,354,212	2,402,114

Operating Expenses	6,476,008	6,064,791	12,719,536	12,337,248

Operating Income	548,123	885,726	1,169,738	426,090

Other Income (Expense)	(1,043)	14,549	106,235	118,790

Income Before Income Taxes	547,080	900,275	1,275,973	544,880
Income Tax Provision	224,303	315,097	523,149	190,709

Net Income	$322,777	$585,178	$752,824	$354,171

Net Income per Common Share:
Basic	$0.04	$0.08	$0.10	$0.05
Diluted	$0.04	$0.08	$0.10	$0.05
Weighted Average Number of Shares Outstanding:
Basic	7,300,722	7,148,368	7,247,802	7,117,708
Diluted	7,505,203	7,343,307	7,488,323	7,316,489
Dividends Declared Per Common Share	$0.07	$0.06	$0.14	$0.12

See Notes to condensed consolidated financial statements (unaudited).

ASTRO-MED, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Six Months Ended
	July 31, 2010	August 1, 2009
Cash Flows from Operating Activities:
Net Income	$752,824	$354,171
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	809,797	713,945
Share-Based Compensation	174,505	234,270
Deferred Income Tax Provision	12,509	18,626
Legal Settlement Receivable	1,495,051	—
Loss (Gain) on Sale of Securities Available for Sale	30,961	(41,776)
Changes in Assets and Liabilities:
Accounts Receivable	(950,171)	(1,016,235)
Inventories	(1,563,214)	740,213
Income Taxes	(74,796)	(12,199)
Accounts Payable and Accrued Expenses	(419,268)	(701,479)
Other	(66,737)	401,946

Net Cash Provided by Operating Activities	201,461	691,482
Cash Flows from Investing Activities:
Proceeds from Sales/Maturities of Securities Available for Sale	5,649,039	5,509,248
Purchases of Securities Available for Sale	(6,380,000)	(1,800,000)
Additions to Property, Plant and Equipment	(1,365,364)	(384,450)

Net Cash (Used) Provided by Investing Activities	(2,096,325)	3,324,798
Cash Flows from Financing Activities:
Proceeds from Common Shares Issued Under Employee Benefit Plans and Employee Stock Option Plans	492,696	450,989
Cash Settlement of Stock Options	(186,044)	—
Dividends Paid	(1,014,351)	(854,320)

Net Cash Used in Financing Activities	(707,699)	(403,331)
Net (Decrease) Increase in Cash and Cash Equivalents	(2,602,563)	3,612,949
Cash and Cash Equivalents, Beginning of Period	14,155,096	10,978,553

Cash and Cash Equivalents, End of Period	$11,552,533	$14,591,502

Supplemental Disclosures of Cash Flow Information:
Cash Paid During the Period for Income Taxes, Net of Refunds	$595,121	$267,688

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

	Three Months Ended		Six Months Ended
	July 31, 2010	August 1, 2009	July 31, 2010	August 1, 2009
Weighted Average Common Shares Outstanding – Basic	7,300,722	7,148,368	7,247,802	7,117,708
Effect of Dilutive Options	204,481	194,939	240,521	198,781

Weighted Average Common Shares Outstanding – Diluted	7,505,203	7,343,307	7,488,323	7,316,489

For the three and six months ended July 31, 2010, the diluted per share amounts do not reflect options outstanding of 782,346 and 719,408, respectively. For the three and six months ended August 1, 2009, the diluted per share amounts do not reflect options outstanding of 809,492 and 803,666, respectively. These outstanding options were not included, due to their anti-dilutive effect, as the exercise price of the options was greater than the average market price of the underlying stock during the periods presented.

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

(6) Share-Based Compensation

Astro-Med has one equity incentive plan (the “Plan”) under which incentive stock options, non-qualified stock options, restricted stock and other equity based awards may be granted to officers and certain employees. To date, only options have been granted under the Plan. Options granted to employees vest over four years. An aggregate of 1,000,000 shares were authorized for awards under the Plan. The exercise price of each stock option will be established at the discretion of the Compensation Committee; however, any incentive stock options granted must be at an exercise price of not less than fair market value at the date of grant. The Plan provides for an automatic annual grant of ten-year options to purchase 5,000 shares of stock to each non-employee director upon the adjournment of each annual shareholders’ meeting. Each such option is exercisable at the fair market value as of the grant date and vests immediately prior to the next succeeding annual shareholders’ meeting. During the second quarter of fiscal 2011, 15,000 options were awarded to non-employee directors pursuant to the Plan. At July 31, 2010, 726,500 shares were available for grant under the Plan.

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

The fair value of stock options granted during the six months ended July 31, 2010 and August 1, 2009 was estimated using the following assumptions:

	Six Months Ended
	July 31, 2010	August 1, 2009
Risk Free Interest Rate	2.11% - 2.42%	1.54% - 2.12%
Expected Volatility	41.3%	41.9%
Expected Life (in years)	5.0	5.0
Dividend Yield	3.4%	3.9%

The weighted average fair value per share for options granted was $2.12 during the first quarter of fiscal 2011 and $2.06 during the second quarter of fiscal 2011 compared to $2.40 and $2.28 during the first and second quarters of fiscal 2010.

Aggregated information regarding stock options granted under the Plan for the six months ended July 31, 2010 is summarized below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Outstanding at January 31, 2010	1,688,951	$6.24	3.4	$3,026,509
Granted	85,000	7.45
Exercised	(277,666)	4.35
Expired or canceled	(224,852)	5.48

Outstanding at July 31, 2010	1,271,433	$6.87	4.5	$1,645,157

Exercisable at July 31, 2010	1,062,312	$6.63	3.8	$1,608,828

Share-based compensation expense was recognized as follows:

	Three Months Ended		Six Months Ended
	July 31, 2010	August 1, 2009	July 31, 2010	August 1, 2009
Cost of Sales	$13,996	$19,558	$32,158	$38,516
Operating Expenses	64,260	106,425	142,347	195,754

Total	$78,256	$125,983	$174,505	$234,270

As of July 31, 2010 there was $447,349 of unrecognized compensation expense related to unvested options.

Astro-Med has an Employee Stock Purchase Plan allowing eligible employees to purchase shares of common stock at a 15% discount from fair value on the date of purchase. A total of 247,500 shares were reserved for issuance under this plan. During the quarters ended July 31, 2010 and August 1, 2009, 1,939 and 2,702 shares respectively, were purchased under this plan. During the six months ended July 31, 2010 and August 1, 2009, 3,667 and 5,085 shares respectively, were purchased under this plan. As of July 31, 2010, 80,851 shares remain available.

(7) Comprehensive Income

The Company’s comprehensive income is as follows:

	Three Months Ended		Six Months Ended
	July 31, 2010	August 1, 2009	July 31, 2010	August 1, 2009
Net Income	$322,777	$585,178	$752,824	$354,171
Other Comprehensive Income (Loss), net of taxes and reclassification adjustments:
Foreign currency translation adjustments	(69,674)	286,378	(222,448)	397,841
Unrealized holding gain (loss) arising during the period	7,506	14,908	14,046	(53,897)

Other Comprehensive Income (Loss)	(62,168)	301,286	(208,402)	343,944

Comprehensive Income	$260,609	$886,464	$544,422	$698,115

(8) Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and include material, labor and manufacturing overhead. The components of inventories are as follows:

	July 31, 2010	January 31, 2010
Materials and Supplies	$8,352,640	$7,422,465
Work-In-Process	1,038,780	898,332
Finished Goods	4,211,100	3,718,509

	$13,602,520	$12,039,306

(9) Income Taxes

The Company’s effective tax rates for the periods, which are based on the projected effective tax rate for the full year, are as follows:

	Three Months Ended	Six Months Ended
Fiscal 2011	41.0%	41.0%
Fiscal 2010	35.0%	35.0%

As of July 31, 2010, the Company’s cumulative unrecognized tax benefits totaled $883,222 compared to $875,225 as of January 31, 2010. There were no developments affecting unrecognized tax benefits during the three and six months ended July 31, 2010.

(10) Segment Information

The Company reports three segments consistent with its sales product groups: Test & Measurement (T&M); QuickLabel Systems (QuickLabel) and Grass Technologies (Grass). The Company evaluates segment performance based on the segment profit before corporate expenses.

Summarized below are the Net Sales and Segment Operating Profit for each reporting segment:

	Three Months Ended				Six Months Ended
	Net Sales		Segment Operating Profit		Net Sales		Segment Operating Profit
(In thousands)	July 31, 2010	August 1, 2009	July 31, 2010	August 1, 2009	July 31, 2010	August 1, 2009	July 31, 2010	August 1, 2009
T&M	$3,617	$3,877	$417	$361	$6,827	$7,546	$718	$636
QuickLabel	10,102	8,146	405	771	20,256	15,641	1,056	903
Grass	4,034	4,393	654	774	7,747	7,906	1,355	927

Total	$17,753	$16,416	1,476	1,906	$34,830	$31,093	3,129	2,466

Corporate Expenses			928	1,020			1,959	2,040

Operating Income			548	886			1,170	426
Other Income (Expense) - Net			(1)	14			106	119

Income Before Income Taxes			547	900			1,276	545
Income Tax Provision			224	315			523	191

Net Income			$323	$585			$753	$354

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

(12) Securities Available for Sale

Pursuant to our investment policy, securities available for sale include state and municipal securities with various contractual or anticipated maturity dates ranging from two to thirteen months. During the quarter, our remaining auction rate security was settled by our investment advisor at par value. Securities available for sale are carried at fair value, with unrealized gains and losses reported as a component of accumulated other comprehensive income (loss) in shareholders’ equity until realized. Realized gains and losses from the sale of available for sale securities, if any, are determined on a specific identification basis. A decline in the fair value of any available for sale security below cost that is determined to be other than temporary will result in a write-down of its carrying amount to fair value. No such impairment charges were recorded for any period presented. All short-term investment securities have original maturities greater than 90 days. The fair value, amortized cost and gross unrealized gains and losses of the securities are as follows:

July 31, 2010	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
State and Municipal Obligations	$10,368,388	$20,421	$(8,435)	$10,380,374

January 31, 2010	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
State and Municipal Obligations	$9,114,511	$35,385	$(33,350)	$9,116,546
Auction Rate Securities	500,000	—	(11,330)	488,670

	$9,614,511	$35,385	$(44,680)	$9,605,216

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

The following table represents the fair value hierarchy for our financial assets (cash equivalents and investments) measured at fair value on a recurring basis:

July 31, 2010	Level 1	Level 2	Level 3		Total
Money Market Funds	$7,982,099	$—		$—	$7,982,099
State and Municipal Obligations	10,380,374	—		—	10,380,374
Governmental Obligations	99,991			—	99,991

Total	$18,462,464	$—	$		$18,462,464

January 31, 2010	Level 1	Level 2	Level 3	Total
Money Market Funds	$8,126,245	$—	$—	$8,126,245
State and Municipal Obligations	9,116,546	—	—	9,116,546
Governmental Obligations	1,249,998	—	—	1,249,998
Auction Rate Security	—	—	488,670	488,670

Total	$18,492,789	$—	$488,670	$18,981,459

At January 31, 2010, the Level 3 asset consisted of an auction rate security whose underlying assets were backed by municipal assets. While we were continuing to earn interest at the maximum contractual rate, this investment was not trading and therefore did not have a readily determinable market value. The Company used the services of a global investment management and advisory firm to manage its auction rate security position. This investment management firm had developed and implemented a proprietary methodology for pricing auction rate securities using a disciplined discounted cash flow approach to establish fair market valuation.

During the period ended July 31, 2010, the remaining auction rate security held by the Company was redeemed by our investment advisor at par value. Accordingly, we recorded an unrealized gain of $11,330 related to the settlement of the remaining auction rate security as of July 31, 2010.

The following table provides a summary of changes in fair value of our auction rate securities for the six and three months ended July 31, 2010:

	Three months ended	Six months ended
Balance, January 31, 2010	$491,430	$488,670
Settlement	(500,000)	(500,000)
Change in unrealized loss	8,570	11,330

Balance at July 31, 2010	$—	$—

(14) Litigation Settlement

In November 2009, Astro-Med was awarded a $1,391,000 judgment related to a lawsuit filed by the Company against a former employee and a competitor business. At issue in the lawsuit was the violation of a non-competition agreement which the former employee had signed as a condition of employment with Astro-Med. The $1,391,000 judgment included both punitive and exemplary damages, as well as attorney fees (all of which have been previously expensed) and related interest earned on the judgment and was recorded as a gain on legal settlement in the consolidated statement of operations and as a receivable in prepaid and other current assets in the consolidated balance sheet for the fiscal year ended January 31, 2010. In November 2009, the Company also filed a motion to amend the original judgment to include additional legal fees of $73,000. This motion was granted on February 12, 2010. On February 17, 2010, the Company collected a total of $1,495,000 related to this legal proceeding, which included the $1,391,000 gain on legal settlement recorded in the fourth quarter of fiscal 2010 and $104,000 for interest and the additional attorney fees as granted pursuant to the February 12, 2010 motion. The $104,000 was recorded as an additional gain on legal settlement in the first quarter of fiscal 2011 and is included in other income in the accompanying consolidated statement of operations for the six month period ended July 31, 2010.

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

Astro-Med is a multi-national enterprise, which designs, develops, manufactures, distributes and services a broad range of products that acquire, store, analyze and present data in multiple formats. The Company organizes its structure around a core set of competencies, including research and development, manufacturing, service, marketing and distribution. We market and sell our products and services through the following three sales product groups:

•

Test and Measurement Product Group (T&M)—represents a suite of telemetry recorder products sold to the aerospace and defense industries, as well as portable data acquisition recorders, which offer diagnostic and test functions to a wide range of manufacturers including automotive, energy, paper and steel fabrication. In addition, T&M also includes a suite of ruggedized printer products and ethernet switches designed for military and commercial applications to be used in the avionics industry to print weather and airport maps, communications and other critical flight information.

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

Results of Operations

Three Months Ended July 31, 2010 vs. Three Months Ended August 1, 2009

Net sales by product group and current quarter percentage change over prior year for the three months ended July 31, 2010 and August 1, 2009 were:

(Dollars in thousands)	July 31, 2010	As a % of Net Sales	August 1, 2009	As a % of Net Sales	% Change Over Prior Year
T&M	$3,617	20.4%	$3,877	23.6%	(6.7)%
QuickLabel	10,102	56.9%	8,146	49.6%	24.0%
Grass	4,034	22.7%	4,393	26.8%	(8.2)%

Total	$17,753	100.0%	$16,416	100.0%	8.1%

The Company’s current year second quarter sales were $17,753,000, representing an 8.1% increase as compared to the previous year’s second quarter sales of $16,416,000 and a 4.0% improvement over current year first quarter sales of $17,077,000. Sales through the domestic channels for the current quarter were $12,601,000, an increase of 7.5% over the prior year. International shipments for the second quarter of the current year were $5,152,000, representing a 9.8% increase from the previous year. Current year’s second quarter international sales include a $227,000 negative impact due to foreign exchange rates.

Hardware sales in the current quarter were $7,009,000, an increase of 18.5% over the current year first quarter sales of $5,917,000, but down 8.8% over the prior year’s second quarter hardware sales of $7,683,000. The decrease in hardware sales in the current quarter as compared to the prior year was primarily due to the clinical and research hardware products in the Grass product group. Also contributing to the sales decline from prior year was lower sales of T&M’s telemetry and data acquisition products. The decrease in current quarter hardware sales was slightly tempered by a double-digit increase in sales of T&M’s Ruggedized product line and an increase of 16.1% in sales of QuickLabel printers. The overall lower volume of hardware shipments as compared to the prior year is an outgrowth of the continued soft demand for capital equipment emanating from the worldwide recession.

Consumables sales in the current quarter were $9,464,000, representing a nominal decrease from the current year first quarter consumable sales of $9,587,000, but an increase of 27.0% over the prior year’s second quarter consumable sales of $7,450,000. The overall increase in consumable sales for the current quarter was evident in all product groups, but was dominated by QuickLabel which was up 27.6% as compared to prior year’s second quarter sales. QuickLabel’s increased level of consumable sales in the current quarter is due to the December 2009 acquisition of the Asheboro, North Carolina business as well as the increase in the installed base of printers placed in service.

Service and other revenues of $1,280,000 in the current quarter were slightly down from prior year’s second quarter service and other revenues of $1,283,000, due to the decrease in service and parts revenue during the quarter.

Current year second quarter gross profit was $7,024,000, reflecting a slight improvement over both the current year first quarter gross profit of $6,865,000 and the prior year’s second quarter gross profit of $6,951,000 as a result of higher sales. The Company’s gross profit margin of 39.6% in the current quarter reflects a decrease from the prior year’s second quarter gross profit margin of 42.3%. The lower gross profit margin for the current quarter as compared to prior year is primarily attributable to unfavorable sales product mix as well as higher manufacturing costs due to unfavorable factory absorption cost related to the Asheboro, NC facility.

Operating expenses for the current quarter were $6,476,000, a 6.8% increase from prior year’s second quarter operating expenses of $6,065,000. Specifically, selling and marketing expenses for the current quarter increased 14.8% to $4,277,000 as compared to the previous year’s second quarter selling and marketing expenses of $3,724,000. The increase in selling and marketing for the current quarter was primarily the result of personnel additions and increased trade shows, advertising and travel spending. General and administrative (G&A) expenses decreased 8.7% to $1,064,000 in the second quarter of the current year as compared to prior year’s second quarter G&A expenses of $1,166,000. The decrease in G&A was primarily due to a decrease in benefits and professional service fees as compared to prior year. Spending on research & development (R&D) in the second quarter of the current year of $1,135,000 represents a 3.4% decrease compared to prior year’s second quarter spending of $1,175,000. The current quarter spending in R&D represents 6.4% of sales, a decline from the prior year’s second quarter level of 7.2%.

Second quarter income from operations is $548,000, a 38.1% decrease as compared to the prior year’s second quarter operating income of $886,000. Operating margin for the second quarter of the current year of 3.1% is down compared to the prior year’s second quarter margin of 5.4%. The lower operating income and related margin is primarily attributable to unfavorable sales product mix; higher manufacturing cost due to unfavorable factory absorption related to the Asheboro, NC facility; and increased selling and marketing expenses during the current quarter.

Other expense during the second quarter was $1,000 compared to other income of $15,000 in the second quarter of the previous year. The decrease for the current quarter was primarily due to lower investment income, due to lower overall interest rates, as well as foreign exchange losses recognized in the current quarter due to the continuing strengthening of the US dollar as compared to the same period in the prior year.

The provision for federal and state income taxes for the second quarter of the current year was $224,000 reflecting an effective tax rate of 41.0%. This result compares to the prior year’s second quarter income tax expense of $315,000 reflecting an effective tax rate of 35.0%. The higher effective tax rate for the second quarter of the current year as compared to the prior year is primarily due to the unavailability of the R&D tax credit in the current year.

The Company reported $323,000 in net income for the second quarter of the current year, reflecting a return on sales of 1.8% and generating EPS of $0.04 per diluted share. On a comparative basis, prior year’s second quarter recognized net income of $585,000 reflecting a return on sales of 3.6% and an EPS of $0.08 per diluted share.

Six Months Ended July 31, 2010 vs. Six Months Ended August 1, 2009

Net sales by product group and current quarter percentage change over prior year for the six months ended July 31, 2010 and August 1, 2009 were:

(Dollars in thousands)	July 31, 2010	As a % of Net Sales	August 1, 2009	As a % of Net Sales	% Change Over Prior Year
T&M	$6,827	19.6%	$7,546	24.3%	(9.5)%
QuickLabel	20,256	58.2%	15,641	50.3%	29.5%
Grass	7,747	22.2%	7,906	25.4%	(2.0)%

Total	$34,830	100.0%	$31,093	100.0%	12.0%

Net sales for the six month period of the current fiscal year were $34,830,000, a 12.0% increase as compared to $31,093,000 reported for the first six months of the prior fiscal year. Sales through the domestic channels for the first six months of the current year were $24,776,000, a 12.1% increase from the prior year. International sales for the first six months of the current year of $10,054,000 reflects an 11.8% increase as compared to the prior year.

The Company’s hardware sales were $12,926,000 in the first six months of fiscal 2011, an 8.6% decrease as compared to the same period in the prior year. The overall decrease in hardware sales in the current quarter was slightly tempered by an increase in sales of QuickLabel printers of 12.0% as compared to the same period in the prior year. Consumable sales for the first six months of the current year of $19,051,000 increased 30.7% from the prior year six month period. The increase was evident in all product groups, but was dominated by QuickLabel which was up 33.9% as compared to the same period in the prior year. The increased level of consumable sales for QuickLabel in the first six months of fiscal 2011 is due to the December 2009 acquisition of the Asheboro, North Carolina business as well as the increase in the installed base of printers placed in service. Service and other sales revenues for the six months ended July 31, 2010 were $2,853,000, an increase of 20.0% from the prior year. The increase in service and other sales was evident in all three product groups.

The Company achieved $13,889,000 in gross profit for the first six months of fiscal 2011 and generated a gross profit margin of 39.9% as compared to prior year’s gross profit margin of 41.0%. The decline in gross profit margin for the first six months of the current year is due to unfavorable sales product mix as well as higher manufacturing cost.

Operating expenses in the first six months of the current year were $12,720,000, representing a 3.1% increase from the prior year. Selling and marketing expenses for the first six months of the current year increased 6.7% from the prior year to $8,117,000 with the increase traceable primarily to personnel additions and higher travel spending. R&D spending for the current six months of $2,354,000 remained approximately flat with prior year R&D of $2,402,000. Current year spending in R&D represents 6.8% of the current year’s sales compared to 7.7% of sales in the prior year. General and administrative (G&A) expenses for the first six months of the current year were $2,248,000, a 3.4% decrease from the prior year. The lower spending level for G&A in the current year is mainly attributed to the lower professional service spending.

The Company earned $1,170,000 in operating income during the first six months of fiscal year 2011, as compared to $426,000 for the same period in the prior year. On a margin basis, this year’s operating income reflects an operating margin of 3.4% on sales compared to prior year’s operating margin of 1.4%.

Other income realized during the first six months of the current fiscal year is $106,000, a decrease of 10.9% as compared to the other income reported in the previous year. This lower level of other income is a result of lower investment income, due to lower overall interest rates, as well as foreign exchange losses recognized in the current year due to the continued strengthening of the US dollar. The overall decline in other income for the first six months of fiscal 2011 is tempered by the $104,000 gain on legal settlement for interest and attorney fees recognized as a result of damages collected from a lawsuit filed against a former employee and competitor business.

The Company has provided federal and state income tax expense of $523,000 for the six month period ended July 31, 2010. This year’s provision reflects an effective tax rate of 41.0%, down from the prior year’s effective tax rate of 35.0%. The higher effective tax rate in fiscal 2010 as compared to the prior year is primarily due to the unavailability of the R&D tax credit in the current year.

Net income earned during the first six months of the current fiscal year was $753,000, a sharp increase from prior year’s first six months of net income of $354,000, and reflects a return on sales of 2.2% as compared to 1.1% reported for the previous year. This year’s net income resulted in an EPS of $0.10 per diluted share as compared to an EPS of $0.05 per diluted share reported for the prior year’s first six months.

Segment Analysis

The Company reports three segments consistent with its sales product groups: Test & Measurement (T&M); QuickLabel Systems (QuickLabel) and Grass Technologies (Grass). The Company evaluates segment performance based on the segment profit before corporate and financial administration expenses.

Summarized below are the Net Sales and Segment Operating Profit for each reporting segment:

	Three Months Ended				Six Months Ended
	Net Sales		Segment Operating Profit		Net Sales		Segment Operating Profit
(In thousands)	July 31, 2010	August 1, 2009	July 31, 2010	August 1, 2009	July 31, 2010	August 1, 2009	July 31, 2010	August 1, 2009
T&M	$3,617	$3,877	$417	$361	$6,827	$7,546	$718	$636
QuickLabel	10,102	8,146	405	771	20,256	15,641	1,056	903
Grass	4,034	4,393	654	774	7,747	7,906	1,355	927

Total	$17,753	$16,416	1,476	1,906	$34,830	$31,093	3,129	2,466

Corporate Expenses			928	1,020			1,959	2,040

Operating Income			548	886			1,170	426
Other Income (Expense) - Net			(1)	14			106	119

Income Before Income Taxes			547	900			1,276	545
Income Tax Provision			224	315			523	191

Net Income			$323	$585			$753	$354

Test & Measurement—T&M

Sales revenues from the Test & Measurement product group were $3,617,000 for the second quarter of the current fiscal year representing a 6.7% decrease as compared to sales of $3,877,000 for the same period in the prior year. The recorder and data acquisition product lines were down from the prior year, as our industrial customers have continued to defer purchases of recorders at this time. Demand for the new TMX product line is expected to continue to grow and will have positive effects on the data acquisition sales volume in the months ahead. Within the product group, we did experience double-digit growth in both the Ruggedized and consumable product lines in the current quarter as compared to the prior year period. Despite T&M’s lower sales in the second quarter, segment operating profit increased 15.5% to $417,000 resulting in an 11.5% profit margin as compared to the prior year’s segment operating profit of $361,000 and related operating margin of 9.3%. The improvement in both segment operating profit and related margin was due to favorable sales product mix and lower operating expenses.

For the first six months of the current fiscal year, sales revenues of the T&M product group were $6,827,000 as compared to $7,546,000 for the same period of the previous year. The decrease in sales stems from the decline in sales in the recorder and data acquisition product lines, tempered by a slight increase in Ruggedized and consumables product line sales, as well as an increase in repair revenue. Although T&M experienced declining sales, this year’s segment operating profit of $718,000 increased 12.9% from the prior year’s segment operating profit and provided an operating profit margin of 10.5%, an increase from the prior year’s margin of 8.4%. The increase in T&M current year’s segment operating profit margin is traceable to lower manufacturing costs due to favorable factory absorption as well as lower operating expenses in the current fiscal year.

QuickLabel Systems—QuickLabel

Sales revenues from the QuickLabel Systems product group were $10,102,000 in the second quarter of the current year as compared to $8,146,000 in the same quarter of the prior year. The increase in sales is primarily due to the consumable product line which increased $1,720,000 or 27.6% from the prior year. Within the consumable line, the label and tag product lines sales made a significant contribution to the overall growth rate, with a notable contribution from the Company’s recently acquired label and tag manufacturer in North Carolina. Current quarter revenues from QuickLabel’s hardware line also reported a double-digit growth rate over the previous year. QuickLabel’s current quarter segment operating profit was $405,000, reflecting a profit margin of 4.0% and a decrease from prior year’s second quarter segment profit of $771,000 and related profit margin of 9.5%. The decline in QuickLabel’s current year’s segment operating profit and related margin is due to unfavorable sales product mix, higher manufacturing costs due to unfavorable factory absorption related to the Asheboro, NC facility, as well as higher operating expenses.

The QuickLabel product group had sales revenue of $20,256,000 for the first six months of the current fiscal year as compared with $15,641,000 in sales revenues reported for the same period in the prior year. The increase in current year’s sales is primarily attributed to the consumable product lines which increased $4,078,000 or 33.9% from the prior year. Within the consumable line, the label and tag product line sales made a significant contribution to the overall growth rate for the first six months of the current year, including the newly acquired Asheboro, North Carolina business. Revenues from QuickLabel’s hardware line also reported a double-digit growth rate over the previous year. Segment operating profit margin of 5.2% for the first six months of the current year has decreased as compared to a 5.8% for the same period of the previous year. The decline is due to lower gross profit margins due to unfavorable sales product mix, higher manufacturing costs due to unfavorable factory absorption related to the Asheboro, NC facility as well as higher operating expenses.

Grass Technologies—Grass

Sales revenues in the second quarter of the current year for the Grass Technologies group were $4,034,000 representing an 8.2% decrease as compared to prior year’s second quarter sales of $4,393,000. The decrease in sales is primarily attributable to sales in the clinical hardware line which has been adversely affected by the economic downturn and lower funding sources currently being experienced by hospitals, laboratories and research facilities. This decrease is slightly tempered by a $195,000 or 18.7% increase in current quarter sales of Grass’ consumable products of electrodes and creams as compared to prior year. Segment operating profits decreased 15.5% in the current quarter with the segment achieving an operating profit margin of 16.2% as compared to a segment operating profit margin of 17.6% reported in the second quarter of the prior year. This decrease in segment operating profit is primarily due to lower sales.

Grass sales were $7,747,000 for the six months of the current year as compared to $7,906,000 for the same period of the prior year. The year over year decrease is primarily attributed to the clinical hardware products line which is down 8.9%. This decrease was slightly tempered by a 10.3% increase in sales of Grass’ consumable products of electrodes and creams. Notwithstanding Grass’ lower sales in the first six months of the current year, segment operating profit increased 46.2 % to $1,355,000, resulting in a 17.5% operating profit margin as compared to prior year’s segment operating profit margin of 11.7%. The improvement in both segment operating profit and related margin is due to lower manufacturing costs due to favorable factory absorption.

Financial Condition and Liquidity

The Company believes that cash provided by operations will continue to be sufficient to meet operating and capital needs for at least the next twelve months. However, in the event that cash from operations is not sufficient, the Company has a substantial cash and short term marketable securities balance and may utilize a $3.5 million revolving bank line of credit, all of which is currently available. Borrowings under this line of credit bear interest at LIBOR Advantage Rate plus 200 basis points. As of July 31, 2010, the Company held $21,933,000 in cash and current marketable securities.

The Company’s statements of cash flows for the six months ended July 31, 2010 and August 1, 2009 are included on page 5. Net cash flows provided by operating activities was $201,000 in the current year compared to net cash provided by operating activities of $691,000 in the previous year. The declining cash flows provided in the second quarter of the current year as compared to the same period in the previous year are primarily related to higher working capital requirements. Accounts receivables increased to $10,123,000 at the end of the second quarter as compared to $9,173,000 at year-end. The accounts receivable collection cycle increased to 50 days sales outstanding at the end of the quarter as compared to 49 days outstanding at year end. Inventory balances increased to $13,603,000 at the end of the second quarter compared to $12,039,000 at year end. Inventory days on hand also increased to 130 days on hand at the end of the current quarter from 114 days at year end. The Company also utilized cash to acquire property, plant and equipment of $1,365,000 and to pay cash dividends of $1,014,000.

The Company’s backlog increased 6.0% to $6,013,000 at the end of the second quarter from a backlog of $5,675,000 at year-end.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q may contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are not statements of historical fact, but rather reflect our current expectations concerning future events and results. We generally use the words “believes,” “expects,” “intends,” “plans,” “anticipates,” “likely,” “continues,” “may,” “will,” and similar expressions to identify forward-looking statements. Such forward-looking statements, including those concerning our expectations, involve risks, uncertainties and other factors, some of which are beyond our control, which may cause our actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements. Factors which could cause actual results to differ materially from those anticipated include, but are not limited to (a) general economic, financial and business conditions; (b) declining demand in the test and measurement markets, especially defense and aerospace; (c) competition in the specialty printer industry; (d) ability to develop market acceptance of our products and effective design of customer required features; (e) competition in the data acquisition industry; (f) competition in the neurophysiology industry; (g) the impact of changes in foreign currency exchange rates on the results of operations; (h) the ability to successfully integrate acquisitions; (i) the business abilities and judgment of personnel and changes in business strategy; (j) the efficacy of research and development investments to develop new products; (k) the launching of significant new products which could result in unanticipated expenses; (l) bankruptcy or other financial problems at major suppliers or customers that could cause disruptions in the Company’s supply chain or difficulty in collecting amounts owed by such customers; (m) and other risks included under “Item 1A-Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended January 31, 2010. We assume no obligation to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by law.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to have materially affected, our internal control over financial reporting.

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

During the second quarter of fiscal 2011, the Company made the following repurchases of its common stock:

	Total Number of Shares Repurchased (a)	Average Price paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Be Purchased Under The Plans or Programs
May 2 – May 29	—	$—	—	392,289
May 30 – June 26	—	$—	—	392,289
June 27 – July 31	20,000	$7.15	—	392,289

(a)	In July 2010, the Company’s Chief Financial Officer delivered 20,000 shares of the Company’s common stock to satisfy the exercise price for 45,593 stock options exercised. The shares delivered were valued at $7.15 per share and are included with treasury stock in the consolidated balance sheet. This transaction did not impact the number of shares authorized for repurchase under the Company’s current repurchase program.

Item 6.	Exhibits

The following exhibits are filed as part of this report on Form 10-Q:

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASTRO-MED, INC. (Registrant)

Date: August 30, 2010	By	/s/ Albert W. Ondis
Albert W. Ondis, Chairman and Chief Executive Officer (Principal Executive Officer)

	By	/s/ Joseph P. O’Connell
Joseph P. O’Connell Senior Vice President, Treasurer and Chief Financial Officer (Principal Financial Officer)