Form 10-Q
period 2010-10-30
ASTRO MED INC /NEW/
filed 2010-12-13
CIK 8146

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 30, 2010

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

Common Stock, $.05 Par Value – 7,229,795 shares

(excluding treasury shares) as of December 3, 2010

ASTRO-MED, INC.

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ASTRO-MED, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	October 30, 2010	January 31, 2010
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$10,870,669	$14,155,096
Securities Available for Sale	10,408,144	9,605,216
Accounts Receivable, Net	10,837,758	9,172,857
Inventories	13,964,534	12,039,306
Deferred Tax Assets	2,712,595	2,648,294
Prepaid Expenses and Other Current Assets	617,098	2,246,789

Total Current Assets	49,410,798	49,867,558
PROPERTY, PLANT AND EQUIPMENT	38,248,394	36,330,665
Less Accumulated Depreciation	(25,459,757)	(24,340,083)

Property, Plant and Equipment, Net	12,788,637	11,990,582
OTHER ASSETS
Intangible Assets, net	349,306	403,056
Goodwill	2,336,721	2,336,721
Other	89,026	78,127

Total Other Assets	2,775,053	2,817,904

TOTAL ASSETS	$64,974,488	$64,676,044

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts Payable	$3,124,732	$2,885,067
Accrued Compensation	1,959,723	2,019,644
Other Accrued Expenses	1,890,279	1,584,357
Deferred Revenue	621,743	695,240
Other Current Tax Liabilities	415,315	654,905
Income Taxes Payable	194,521	318,930

Total Current Liabilities	8,206,313	8,158,143
Deferred Tax Liabilities	2,097,738	2,056,393
Other Long Term Liabilities	674,445	642,612

TOTAL LIABILITIES	10,978,496	10,857,148

SHAREHOLDERS’ EQUITY
Common Stock, $.05 Par Value, Authorized 13,000,000 shares; Issued 8,654,295 and 8,322,844 shares at October 30, 2010 and January 31, 2010, respectively	432,719	416,146
Additional Paid-In Capital	36,089,291	34,712,369
Retained Earnings	26,418,669	26,403,248
Treasury Stock, at Cost, 1,325,081 and 1,165,706 shares at October 30, 2010 and January 31, 2010	(9,207,288)	(8,030,335)
Accumulated Other Comprehensive Income	262,601	317,468

Total Shareholders’ Equity	53,995,992	53,818,896

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$64,974,488	$64,676,044

See Notes to condensed consolidated financial statements (unaudited).

ASTRO-MED, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three Months Ended		Nine Months Ended
	October 30, 2010	October 31, 2009	October 30, 2010	October 31, 2009
Net Sales	$18,329,000	$16,657,776	$53,159,060	$47,750,557
Cost of Sales	10,928,429	9,598,887	31,869,215	27,928,330

Gross Profit	7,400,571	7,058,889	21,289,845	19,822,227
Costs and Expenses:
Selling and Marketing	4,231,926	3,840,047	12,349,272	11,446,777
General and Administrative	1,078,942	1,094,609	3,326,920	3,423,013
Research and Development	1,382,696	1,163,360	3,736,909	3,565,474

Operating Expenses	6,693,564	6,098,016	19,413,101	18,435,264

Operating Income	707,007	960,873	1,876,744	1,386,963

Other Income	24,157	75,460	130,392	194,250

Income Before Income Taxes	731,164	1,036,333	2,007,136	1,581,213
Income Tax (Benefit) Provision	(61,137)	353,077	462,012	543,786

Net Income	$792,301	$683,256	$1,545,124	$1,037,427

Net Income per Common Share:
Basic	$0.11	$0.10	$0.21	$0.15
Diluted	$0.11	$0.09	$0.21	$0.14
Weighted Average Number of Shares Outstanding:
Basic	7,334,589	7,150,872	7,276,835	7,128,763
Diluted	7,491,981	7,395,829	7,488,343	7,349,233
Dividends Declared Per Common Share	$0.07	$0.06	$0.21	$0.18

See Notes to condensed consolidated financial statements (unaudited).

ASTRO-MED, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Nine Months Ended
	October 30, 2010	October 31, 2009
Cash Flows from Operating Activities:
Net Income	$1,545,124	$1,037,427
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	1,179,678	1,041,357
Share-Based Compensation	253,025	321,070
Deferred Income Tax (Benefit) Provision	(22,956)	296,026
Legal Settlement Receivable	1,495,051	—
Loss (Gain) on Sale of Securities Available for Sale	30,961	(41,776)
Changes in Assets and Liabilities:
Accounts Receivable	(1,664,901)	(603,927)
Inventories	(1,925,228)	1,475,292
Income Taxes	(323,274)	(84,957)
Accounts Payable and Accrued Expenses	265,158	(469,502)
Other	58,638	496,405

Net Cash Provided by Operating Activities	891,276	3,467,415
Cash Flows from Investing Activities:
Proceeds from Sales/Maturities of Securities Available for Sale	6,149,039	6,274,248
Purchases of Securities Available for Sale	(6,980,000)	(4,800,000)
Additions to Property, Plant and Equipment	(1,925,588)	(779,723)

Net Cash (Used) Provided by Investing Activities	(2,756,549)	694,525
Cash Flows from Financing Activities:
Proceeds from Common Shares Issued Under Employee Benefit Plans and Employee Stock Option Plans	569,285	463,515
Purchases of Treasury Stock	(272,682)	—

Cash Settlement of Stock Options	(186,054)	—
Dividends Paid	(1,529,703)	(1,283,371)

Net Cash Used in Financing Activities	(1,419,154)	(819,856)
Net (Decrease) Increase in Cash and Cash Equivalents	(3,284,427)	3,342,084
Cash and Cash Equivalents, Beginning of Period	14,155,096	10,978,553

Cash and Cash Equivalents, End of Period	$10,870,669	$14,320,637

Supplemental Disclosures of Cash Flow Information:
Cash Paid During the Period for Income Taxes, Net of Refunds	$861,546	$393,607

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

	Three Months Ended		Nine Months Ended
	October 30, 2010	October 31, 2009	October 30, 2010	October 31, 2009
Weighted Average Common Shares Outstanding – Basic	7,334,589	7,150,872	7,276,835	7,128,763
Effect of Dilutive Options	157,392	244,957	211,508	220,470

Weighted Average Common Shares Outstanding – Diluted	7,491,981	7,395,829	7,488,343	7,349,233

For the three and nine months ended October 30, 2010, the diluted per share amounts do not reflect options outstanding of 782,346. For the three and nine months ended October 31, 2009, the diluted per share amounts do not reflect options outstanding of 794,727 and 800,686, respectively. These outstanding options were not included due to their anti-dilutive effect, as the exercise price of the options was greater than the average market price of the underlying stock during the periods presented.

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

Infrequently, Astro-Med receives requests from customers to hold product being purchased from us for the customers’ convenience. Revenue is recognized for such bill and hold arrangements in accordance with the requirements of SAB 104 which requires, among other things, the existence of a valid business purpose for the arrangement; the transfer of ownership of the purchased product; a fixed delivery date that is reasonable and consistent with the buyer’s business purpose; the readiness of the product for shipment; the use of customary payment terms; no continuing performance obligation by us; and segregation of the product from our inventories. Bill and hold arrangements have not been significant in the periods presented herein.

(6) Share-Based Compensation

Astro-Med has one equity incentive plan (the “Plan”) under which incentive stock options, non-qualified stock options, restricted stock and other equity based awards may be granted to officers and certain employees. To date, only options have been granted under the Plan. Options granted to employees vest over four years. An aggregate of 1,000,000 shares were authorized for awards under the Plan. The exercise price of each stock option will be established at the discretion of the Compensation Committee; however, any incentive stock options granted must be at an exercise price of not less than fair market value at the date of grant. The Plan provides for an automatic annual grant of ten-year options to purchase 5,000 shares of stock to each non-employee director upon the adjournment of each annual shareholders’ meeting. Each such option is exercisable at the fair market value as of the grant date and vests immediately prior to the next succeeding annual shareholders’ meeting. At October 30, 2010, 726,500 shares were available for grant under the Plan.

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

The fair value of stock options granted during the nine months ended October 30, 2010 and October 31, 2009 was estimated using the following assumptions:

	Nine Months Ended
	October 30, 2010	October 31, 2009
Risk Free Interest Rate	2.11% -2.42%	1.54% -2.12%
Expected Volatility	41.3%	41.9%
Expected Life (in years)	5.0	5.0
Dividend Yield	3.4%	4.0%

The weighted average fair value per share for options granted was $2.12 during the first quarter of fiscal 2011 and $2.06 during the second quarter of fiscal 2011 compared to $2.40 and $2.28 during the first and second quarters of fiscal 2010. No options were granted during the third quarter of fiscal 2011 and 2010.

Aggregated information regarding stock options granted under the Plan for the nine months ended October 30, 2010 is summarized below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Outstanding at January 31, 2010	1,688,951	$6.24	3.4	$3,026,509
Granted	85,000	7.45
Exercised	(325,791)	4.17
Expired or canceled	(224,852)	5.48

Outstanding at October 30, 2010	1,223,308	$7.02	4.4	$1,513,630

Exercisable at October 30, 2010	1,014,187	$6.79	3.7	$1,471,834

Share-based compensation expense was recognized as follows:

	Three Months Ended		Nine Months Ended
	October 30, 2010	October 31, 2009	October 30, 2010	October 31, 2009
Cost of Sales	$13,996	$16,707	$46,154	$55,223
Operating Expenses	64,524	70,093	206,871	265,847

Total	$78,520	$86,800	$253,025	$321,070

As of October 30, 2010 there was $370,929 of unrecognized compensation expense related to unvested options.

Astro-Med has an Employee Stock Purchase Plan allowing eligible employees to purchase shares of common stock at a 15% discount from fair value on the date of purchase. A total of 247,500 shares were reserved for issuance under this plan. During the quarters ended October 30, 2010 and October 31, 2009, 1,993 and 2,331 shares respectively, were purchased under this plan. During the nine months ended October 30, 2010 and October 31, 2009, 5,660 and 7,416 shares respectively, were purchased under this plan. As of October 30, 2010, 78,858 shares remain available.

(7) Comprehensive Income

The Company’s comprehensive income is as follows:

	Three Months Ended		Nine Months Ended
	October 30, 2010	October 31, 2009	October 30, 2010	October 31, 2009
Net Income	$792,301	$683,256	$1,545,124	$1,037,427
Other Comprehensive Income (Loss), net of taxes and reclassification adjustments:
Foreign currency translation adjustments	155,480	117,441	(66,968)	515,282
Unrealized holding gain (loss) arising during the period	(1,945)	(8,547)	12,101	(62,444)

Other Comprehensive Income (Loss)	153,535	108,894	(54,867)	452,838

Comprehensive Income	$954,836	$792,150	$1,490,257	$1,490,265

(8) Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and include material, labor and manufacturing overhead. The components of inventories are as follows:

	October 30, 2010	January 31, 2010
Materials and Supplies	$8,488,556	$7,422,465
Work-In-Process	1,198,338	898,332
Finished Goods	4,277,640	3,718,509

	$13,964,534	$12,039,306

(9) Income Taxes

The Company’s effective tax rates, which are based on the projected effective tax rate for the full year, are as follows:

	Three Months Ended	Nine Months Ended
Fiscal 2011	(8.4)%	23.0%
Fiscal 2010	34.1%	34.4%

During the third quarter of fiscal 2011, we recognized an income tax benefit of approximately $61,000, which included an expense of $340,000 on the quarter’s pre-tax income, a benefit of $251,000 related to the favorable resolution of a previously uncertain tax position and a benefit of $150,000 related to the difference between the prior year’s tax provision and the actual returns as filed. During the third quarter of fiscal 2010, we recognized an income tax expense of approximately $353,000, which included an expense of $378,000 on the quarter’s pre-tax income and a benefit of $25,000 related to the difference between the prior year’s tax provision and the actual return as filed.

During the nine months ended October 30, 2010, we recognized an income tax expense of approximately $462,000, which included an expense of $863,000 on the nine month’s pre-tax income, a benefit of $251,000 related to the favorable resolution of a previously uncertain tax position and a benefit of $150,000 related the difference between the prior year’s tax provision and the actual returns as filed. During the nine months ended October 31, 2009, we recognized an income tax expense of approximately $544,000, which included an expense of $569,000 on the nine month’s pre-tax income and a benefit of $25,000 related to the difference between the prior year’s tax provision and the actual return as filed.

As of October 30, 2010, the Company’s cumulative unrecognized tax benefits totaled $667,469 compared to $875,225 as of January 31, 2010. During the third quarter of the current year, we recognized $251,000 of a previously unrecognized tax benefit as a result of the expiration of statutes of limitations. We continue to accrue interest and penalties to unrecognized tax benefits in the income tax provision.

(10) Segment Information

The Company reports three segments consistent with its sales product groups: Test & Measurement (T&M); QuickLabel Systems (QuickLabel) and Grass Technologies (Grass). The Company evaluates segment performance based on the segment profit before corporate expenses.

Summarized below are the Net Sales and Segment Operating Profit for each reporting segment:

	Three Months Ended				Nine Months Ended
	Net Sales		Segment Operating Profit		Net Sales		Segment Operating Profit
(In thousands)	October 30, 2010	October 31, 2009	October 30, 2010	October 31, 2009	October 30, 2010	October 31, 2009	October 30, 2010	October 31, 2009
T&M	$4,137	$3,667	$192	$389	$10,964	$11,213	$910	$1,025
QuickLabel	9,851	8,737	575	871	30,107	24,378	1,631	1,774
Grass	4,341	4,254	894	668	12,088	12,160	2,250	1,595

Total	$18,329	$16,658	1,661	1,928	$53,159	$47,751	4,791	4,394

Corporate Expenses			954	967			2,914	3,007

Operating Income			707	961			1,877	1,387
Other Income - Net			24	75			130	194

Income Before Income Taxes			731	1,036			2,007	1,581
Income Tax (Benefit) Provision			(61)	353			462	544

Net Income			$792	$683			$1,545	$1,037

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

(12) Securities Available for Sale

Pursuant to our investment policy, securities available for sale include state and municipal securities with various contractual or anticipated maturity dates ranging from two to twenty months. During the second quarter of this year, our remaining auction rate security was settled by our investment advisor at par value. Securities available for sale are carried at fair value, with unrealized gains and losses reported as a component of accumulated other comprehensive income (loss) in shareholders’ equity until realized. Realized gains and losses from the sale of available for sale securities, if any, are determined on a specific identification basis. A decline in the fair value of any available for sale security below cost that is determined to be other than temporary will result in a write-down of its carrying amount to fair value. No such impairment charges were recorded for any period presented. All short-term investment securities have original maturities greater than 90 days at the time of purchase. The fair value, amortized cost and gross unrealized gains and losses of the securities are as follows:

October 30, 2010	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
State and Municipal Obligations	$10,399,104	$13,654	$(4,614)	$10,408,144

January 31, 2010	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
State and Municipal Obligations	$9,114,511	$35,385	$(33,350)	$9,116,546
Auction Rate Securities	500,000	—	(11,330)	488,670

	$9,614,511	$35,385	$(44,680)	$9,605,216

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

The following table represents the fair value hierarchy for our financial assets (cash equivalents and investments) measured at fair value on a recurring basis:

October 30, 2010	Level 1	Level 2	Level 3	Total
Money Market Funds	$4,458,245	$—	$—	$4,458,245
State and Municipal Obligations	10,408,144	—	—	10,408,144

Total	$14,866,389	$—	$—	$14,866,389

January 31, 2010	Level 1	Level 2	Level 3	Total
Money Market Funds	$8,126,245	$—	$—	$8,126,245
State and Municipal Obligations	9,116,546	—	—	9,116,546
Governmental Obligations	1,249,998	—	—	1,249,998
Auction Rate Security	—	—	488,670	488,670

Total	$18,492,789	$—	$488,670	$18,981,459

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

During the second quarter of the current year, the remaining auction rate security held by the Company was redeemed by our investment advisor at par value. Accordingly, we recorded an unrealized gain of $11,330 related to the settlement of the remaining auction rate security as of October 30, 2010.

The following table provides a summary of changes in fair value of our auction rate securities for the nine months ended October 30, 2010:

Nine months ended
Balance, January 31, 2010	$488,670
Settlement	(500,000)
Change in unrealized loss	11,330

Balance at October 30, 2010	$—

(14) Litigation Settlement

In November 2009, Astro-Med was awarded a $1,391,000 judgment related to a lawsuit filed by the Company against a former employee and a competitor business. At issue in the lawsuit was the violation of a non-competition agreement which the former employee had signed as a condition of employment with Astro-Med. The $1,391,000 judgment included both punitive and exemplary damages, as well as attorney fees (all of which have been previously expensed) and related interest earned on the judgment and was recorded as a gain on legal settlement in the consolidated statement of operations and as a receivable in prepaid and other current assets in the consolidated balance sheet for the fiscal year ended January 31, 2010. In November 2009, the Company also filed a motion to amend the original judgment to include additional legal fees of $73,000. This motion was granted on February 12, 2010. On February 17, 2010, the Company collected a total of $1,495,000 related to this legal proceeding, which included the $1,391,000 gain on legal settlement recorded in the fourth quarter of fiscal 2010 and $104,000 for interest and the additional attorney fees as granted pursuant to the February 12, 2010 motion. The $104,000 was recorded as an additional gain on legal settlement in the first quarter of fiscal 2011 and is included in other income in the accompanying consolidated statement of operations for the nine month period ended October 30, 2010.

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

Results of Operations

Three Months Ended October 30, 2010 vs. Three Months Ended October 31, 2009

Net sales by product group and current quarter percentage change over prior year for the three months ended October 30, 2010 and October 31, 2009, were:

(Dollars in thousands)	October 30, 2010	As a % of Net Sales	October 31, 2009	As a % of Net Sales	% Change Over Prior Year
T&M	$4,137	22.6%	$3,667	22.0%	12.8%
QuickLabel	9,851	53.7%	8,737	52.5%	12.8%
Grass	4,341	23.7%	4,254	25.5%	2.0%

Total	$18,329	100.0%	$16,658	100.0%	10.0%

The Company’s current year third quarter sales were $18,329,000, representing a 10.0% increase as compared to the previous year’s third quarter sales of $16,658,000 and a 3.2% improvement over current year second quarter sales of $17,753,000. Sales through the domestic channels for the current quarter were $13,336,000, an increase of 16.7% over the prior year. International shipments for the second quarter of the current year were $4,993,000, representing a 4.6% decrease from the previous year. The current year’s third quarter decrease in international sales is primarily due to the $207,000 negative impact due to foreign exchange rates.

Hardware sales in the current quarter were $7,782,000, an increase of 9.9% over the prior year’s third quarter hardware sales of $7,079,000. The increase in hardware sales in the current quarter as compared to the prior year was primarily due to the demand for T&M’s new TMX line as well as the 20.3% increase in sales of the Ruggedized product line within T&M product group. Also contributing to the increase in current quarter sales was the 14.9% increase in sales of QuickLabel printers and the 19.2% increase in Grass Technologies’ clinical line of diagnostic systems, especially Long Term Epilepsy Monitoring Systems. The increase in the current quarter’s hardware sales was somewhat tempered by lower sales of T&M’s recorder and data acquisition product lines, as well as lower sales of Grass Technologies’ research line of products.

Consumables sales in the current quarter were $9,215,000, an increase of 10.3% over the prior year’s third quarter consumable sales of $8,353,000. The overall increase in consumable sales for the current quarter was primarily due to sales in the QuickLabel product group which were up 12.3% as compared to prior year’s third quarter sales. QuickLabel’s increased level of consumable sales in the current quarter is due to an increase in consumable demand from the Company’s installed base of printer customers, as well as label shipments from the Asheboro, North Carolina business, acquired in December 2009.

Service and other revenues of $1,332,000 in the current quarter were up 8.6% from prior year’s third quarter service and other revenue of $1,226,000. The current quarter increase was shared among all three product groups with T&M up 6.2%, Quick Label up 13.7% and Grass Technology up 3.5% and was primarily due to the increase in freight revenue as well as parts and repair revenue which were up 13.1% and 9.8%, respectively, as compared to prior year’s third quarter.

Current year third quarter gross profit was $7,401,000, reflecting an improvement over both the current year second quarter gross profit of $7,024,000 and the prior year’s third quarter gross profit of $7,059,000, and is as a result of higher sales. The Company’s gross profit margin of 40.4% in the current quarter reflects a decrease from the prior year’s third quarter gross profit margin of 42.4%. The lower gross profit margin for the current quarter as compared to prior year is primarily attributable to unfavorable sales product mix as well as higher manufacturing costs due to unfavorable factory absorption.

Operating expenses for the current quarter were $6,694,000, a 9.8% increase from prior year’s third quarter operating expenses of $6,098,000. Specifically, selling and marketing expenses for the current quarter increased 10.2% to $4,232,000 as compared to the previous year’s third quarter selling and marketing expenses of $3,840,000. The increase in selling and marketing for the current quarter was primarily the result of increases in commissions and wages due to personnel additions and increased sales. The increase in sales and marketing was also due to increased travel spending. General and administrative (G&A) expenses decreased 1.5% to $1,079,000 in the third quarter of the current year as compared to prior year’s third quarter G&A expenses of $1,095,000. The decrease in G&A was primarily due to a decrease in banking and professional service fees as compared to prior year. Spending on research & development (R&D) in the third quarter of the current year of $1,383,000 represents an 18.9% increase compared to prior year’s third quarter spending of $1,163,000 primarily due to the increase in outsourced development services fees. The current quarter spending in R&D represents 7.5% of sales, an increase from the prior year’s third quarter level of 7.0%.

Third quarter income from operations is $707,000, a 26.4% decrease as compared to the prior year’s third quarter operating income of $961,000. Operating margin for the third quarter of the current year of 3.9% is down compared to the prior year’s third quarter margin of 5.8%. The lower operating income and related margin is primarily attributable to unfavorable sales product mix; higher manufacturing cost due to unfavorable factory absorption; and increased selling and marketing and R&D expenses during the current quarter.

Other income during the third quarter was $24,000 compared to $76,000 in the third quarter of the previous year. The decrease for the current quarter was primarily due to lower investment income, due to lower overall interest rates, as well as foreign exchange losses recognized in the current quarter due to the continuing strengthening of the US dollar as compared to the same period in the prior year.

In the third quarter of the current year, the Company recognized an income tax benefit of $61,000, reflecting an effective tax rate of negative 8.4%. The current quarter tax benefit is due to the recognition of $251,000 related to the favorable resolution of a previously uncertain tax position and $150,000 related to the difference between the prior year’s tax provision and the actual returns as filed. This result compares to the prior year’s third quarter income tax expense of $353,000, reflecting an effective tax rate of 34.1%.

The Company reported $792,000 in net income for the third quarter of the current year, reflecting a return on sales of 4.3% and generating EPS of $0.11 per diluted share. Included in net income is a tax benefit of $401,000, or $0.05 per diluted share, related to the favorable resolution of a previously uncertain tax position and favorable adjustment in the filing of the prior year’s tax returns. On a comparative basis, prior year’s third quarter recognized net income of $683,000, reflecting a return on sales of 4.1% and an EPS of $0.09 per diluted share.

Nine Months Ended October 30, 2010 vs. Nine Months Ended October 31, 2009

Net sales by product group and current quarter percentage change over prior year for the nine months ended October 30, 2010 and October 31, 2009 were:

(Dollars in thousands)	October 31, 2010	As a % of Net Sales	October 31, 2009	As a % of Net Sales	% Change Over Prior Year
T&M	$10,964	20.6%	$11,213	23.5%	(2.2)%
QuickLabel	30,107	56.7%	24,378	51.0%	23.5%
Grass	12,088	22.7%	12,160	25.5%	(0.6)%

Total	$53,159	100.0%	$47,751	100.0%	11.3%

Net sales for the nine month period of the current fiscal year were $53,159,000, an 11.3% increase as compared to $47,751,000 reported for the nine months of the prior fiscal year. Sales through the domestic channels for the nine months of the current year were $38,112,000, a 13.7% increase from the prior year. International sales for the nine months of the current year of $15,047,000 reflects a 5.8% increase as compared to the prior year and is net of a $184,000 unfavorable impact due to foreign exchange rates.

The Company’s hardware sales were $20,732,000 in the nine months of fiscal 2011, a 2.3% decrease as compared to the same period in the prior year. The decrease in hardware sales is primarly due to lower sales in T&M’s recorder and data acquisition product lines and lower sales in Grass Technologies’ research product lines. The Company did realize growth in certain hardware product lines including T&M’s TMX line, Grass Technologies’ Long- Term Monitoring systems and Sleep product lines and QuickLabel’s line of color printers. Consumable sales for the nine months of the current year of $28,266,000 increased 23.3% from the prior year nine month period. The increase was evident in all product groups, but was dominated by QuickLabel which was up 25.9% as compared to the same period in the prior year. The increased level of consumable sales for QuickLabel in the nine months of fiscal 2011 is due to increased demand for supplies from the current installed base of printer customers, as well as label sales from the Company’s recent acquisition of the Asheboro, North Carolina label manufacturer. Service and other sales revenues for the nine months ended October 30, 2010, were $4,161,000, an increase of 15.4% from the prior year. The increase in service and other sales was evident in all three product groups.

The Company achieved $21,290,000 in gross profit for the nine months of fiscal 2011 and generated a gross profit margin of 40.0% as compared to prior year’s gross profit margin of 41.5%. The decline in gross profit margin for the nine months of the current year is due to unfavorable sales product mix as well as higher manufacturing costs.

Operating expenses in the nine months of the current year were $19,413,000, representing a 5.3% increase from the prior year. Selling and marketing expenses for the nine months of the current year increased 7.9% from the prior year to $12,349,000 with the increase traceable primarily to wages and benefits due to personnel additions as well as higher travel and outside service spending. R&D spending for the current nine months of $3,737,000 represents a 4.8% increase as compared to prior year R&D of $3,566,000. Current year spending in R&D represents 7.0% of the current year’s sales compared to 7.5% of sales in the prior year. General and administrative (G&A) expenses for the nine months of the current year were $3,327,000, a 2.8% decrease from the prior year. The lower spending level for G&A in the current year is mainly attributed to the lower professional service fees.

The Company earned $1,877,000 in operating income during the nine months of fiscal 2011, a 35.3% improvement as compared to operating income of $1,387,000 for the same period in the prior year. On a margin basis, this year’s operating income reflects an operating margin of 3.5% on sales compared to prior year’s operating margin of 2.9%.

Other income realized during the nine months of the current fiscal year is $130,000, a decrease of 33.0% as compared to the other income reported in the previous year. This lower level of other income is a result of lower investment income, due to lower overall interest rates, as well as foreign exchange losses recognized in the current year due to the continued strengthening of the US dollar. The overall decline in other income for the nine months of fiscal 2011 is tempered by the $104,000 gain on legal settlement recognized in the second quarter for interest and attorney fees recognized as a result of damages collected from a lawsuit filed against a former employee and competitor business.

The Company has provided federal, state, and foreign income tax expense of $462,000 for the nine month period ended October 30, 2010. This year’s provision reflects an effective tax rate of 23.0%, and includes a $251,000 benefit related to the favorable resolution of a previously uncertain tax position and a $150,000 benefit related to the difference between the prior year’s tax provision and the actual returns as filed. This result compares to the prior year’s third quarter year to date income tax expense of $544,000 reflecting an effective tax rate of 34.4%.

Net income earned during the nine months of the current fiscal year was $1,545,000 reflecting a return on sales of 2.9% and generating EPS of $0.21 per diluted share. Included in net income is a tax benefit of $401,000, or $0.05 per diluted share, related to the favorable resolution of a previously uncertain tax position and favorable adjustment in the filing of the prior year’s tax returns. On a comparative basis, prior year’s third quarter year to date net income was $1,037,000 reflecting a return on sales of 2.2% and an EPS of $0.14 per diluted share.

Segment Analysis

The Company reports three segments consistent with its sales product groups: Test & Measurement (T&M); QuickLabel Systems (QuickLabel) and Grass Technologies (Grass). The Company evaluates segment performance based on the segment profit before corporate and financial administration expenses.

Summarized below are the Net Sales and Segment Operating Profit for each reporting segment:

	Three Months Ended				Nine Months Ended
	Net Sales		Segment Operating Profit		Net Sales		Segment Operating Profit
(In thousands)	October 30, 2010	October 31, 2009	October 30, 2010	October 31, 2009	October 30, 2010	October 31, 2009	October 30, 2010	October 31, 2009
T&M	$4,137	$3,667	$192	$389	$10,964	$11,213	$910	$1,025
QuickLabel	9,851	8,737	575	871	30,107	24,378	1,631	1,774
Grass	4,341	4,254	894	668	12,088	12,160	2,250	1,595

Total	$18,329	$16,658	1,661	1,928	$53,159	$47,751	4,791	4,394

Corporate Expenses			954	967			2,914	3,007

Operating Income			707	961			1,877	1,387
Other Income - Net			24	75			130	194

Income Before Income Taxes			731	1,036			2,007	1,581
Income Tax Provision			(61)	353			462	544

Net Income			$792	$683			$1,545	$1,307

Test & Measurement – T&M

Sales revenues from the Test & Measurement product group were $4,137,000 for the third quarter of the current fiscal year representing a 12.8% increase as compared to sales of $3,667,000 for the same period in the prior year. The increase is primarily attributable to the demand for the new TMX product line as well as the double-digit growth in the Ruggedized printer product line. Despite T&M’s higher sales in the third quarter, segment operating profit decreased 50.6% to $192,000, resulting in a 4.6% profit margin as compared to the prior year’s segment operating profit of $389,000 and related operating margin of 10.6%. The decline in both segment operating profit and related margin was due to higher manufacturing costs and higher operating expenses, specifically, research and development.

For the nine months of the current fiscal year, sales revenues of the T&M product group were $10,964,000 representing a 2.2% decrease as compared to $11,213,000 for the same period of the previous year. The decrease in sales stems from lower sales in the recorder and data acquisition product lines as compared to the prior year. The decrease in current year to date sales was tempered by the demand for the new TMX product line, as well as increases in Ruggedized and consumables product line sales and an increase in repair revenue. For the first nine months of the current year, T&M’s segment operating profit was $910,000, resulting in an 8.3% segment operating profit margin, as compared to segment operating profit of $1,025,000 and related margin of 9.1% for the same period in the prior year. The decrease in T&M’s segment operating profit and related margin is traceable to lower sales and higher manufacturing costs due to unfavorable factory absorption, as well as higher operating expenses, specifically, research and development, in the current fiscal year.

QuickLabel Systems—QuickLabel

Sales revenues from the QuickLabel Systems product group were $9,851,000 in the third quarter of the current fiscal year, representing a 12.8% increase as compared to sales of $8,737,000 in the same quarter of the prior year. The increase in sales is due to the label and tag product lines which increased 34.2% over last year. Aside from sales growth from our existing customer base, the Company’s recently acquired label and tag manufacturer in North Carolina contributed to the increment. Current quarter revenues from QuickLabel’s hardware line also reported a double-digit growth rate over the same period in the previous year. QuickLabel’s current quarter segment operating profit was $575,000, reflecting a profit margin of 5.8% and a decrease from prior year’s second quarter segment profit of $871,000 and related profit margin of 10.0%. The decline in QuickLabel’s current year’s segment operating profit and related margin is due to unfavorable sales product mix, higher manufacturing costs due to unfavorable factory absorption, as well as higher operating expenses.

The QuickLabel product group had sales revenue of $30,107,000 for the nine months of the current fiscal year as compared with $24,378,000 in sales revenues reported for the same period in the prior year. The increase in current year’s sales is primarily attributed to the consumable product lines which increased $4,944,000 or 25.9% from the prior year. Within the consumable line, label and tag product line sales made a significant contribution to the overall growth rate for the first nine months of the current year, primarily due to the newly acquired Asheboro, North Carolina business, as well as the increased base of installed printers placed in service. Revenues from QuickLabel’s hardware line also reported a double-digit growth rate over the previous year driven by growth in the color printer product line. Segment operating profit margin for the nine months of the current year is 5.4%, a decrease as compared to a 7.3% for the same period of the previous year. The decline in segment operating profit margin is due to unfavorable sales product mix, higher manufacturing costs from unfavorable factory absorption, as well as higher operating expenses.

Grass Technologies—Grass

Sales revenues in the third quarter of the current year for the Grass Technologies group were $4,341,000 representing a 2.0% increase as compared to prior year’s third quarter sales of $4,254,000. The increase in sales is primarily attributable to the Grass Technologies’ Clinical products lines, where sales were up 19.2% over the prior year, as particularly evident in the Sleep and Long Term Monitoring product lines sales. The increase is tempered by lower sales of Grass’ Research product line which has been adversely affected by the economic downturn and lower funding sources currently being experienced by hospitals, laboratories and research facilities. Segment operating profits increased 33.8% in the current quarter, with the segment achieving an operating profit margin of 20.6% as compared to a segment operating profit margin of 15.7% reported in the third quarter of the prior year. This increase in segment operating profit and related margin is primarily due to favorable product mix, lower manufacturing costs and lower operating expenses.

Grass sales were $12,088,000 for the nine months of the current year as compared to $12,160,000 for the same period of the prior year. This year’s sales ran nominally behind the prior year’s sales as the Research line of products were lower than the prior years; however the Clinical line of diagnostic products including EEG, Sleep and Long Term Monitoring, reported growth of approximately 5.6% from the previous year’s sales volume. Also making a positive contribution to sales volume during the current year was the line of consumable products of electrodes and creams which reported a 6.0% increase in sales over last year. Notwithstanding Grass’ lower sales in the nine months of the current year, segment operating profit increased 41.1 % to $2,250,000, resulting in an 18.6% segment operating profit margin as compared to prior year’s segment operating profit margin of 13.1%. The improvement in both segment operating profit and related margin is due to product mix, lower manufacturing and research and development costs.

Financial Condition and Liquidity

The Company believes that cash provided by operations will continue to be sufficient to meet operating and capital needs for at least the next twelve months. However, in the event that cash from operations is not sufficient, the Company has a substantial cash and short term marketable securities balance and may utilize a $3.5 million revolving bank line of credit, all of which is currently available. Borrowings under this line of credit bear interest at LIBOR Advantage Rate plus 200 basis points. As of October 30, 2010, the Company held $21,279,000 in cash and current marketable securities.

The Company is currently in the process of negotiating an increase to its existing revolving bank line of credit so that the total amount available will be $5.0 million. The terms of the agreement have not yet been agreed upon by all parties, but the Company anticipates that an agreement will be signed by the end of its current fiscal year.

The Company’s statements of cash flows for the nine months ended October 30, 2010 and October 31, 2009 are included on page 5. Net cash flows provided by operating activities was $891,000 in the current year compared to net cash provided by operating activities of $3,467,000 in the previous year. The declining cash flows provided in the third quarter of the current year as compared to the same period in the previous year are primarily related to higher working capital requirements. Accounts receivables increased to $10,838,000 at the end of the third quarter as compared to $9,173,000 at year-end. The accounts receivable collection cycle increased to 50 days sales outstanding at the end of the quarter as compared to 49 days outstanding at year end. Inventory balances increased to $13,965,000 at the end of the second quarter compared to $12,039,000 at year end due to the build up of inventory in anticipation of QuickLabel’s new product launch. Inventory days on hand also increased to 115 days on hand at the end of the current quarter from 114 days at year end. The Company also utilized cash to acquire property, plant and equipment of $1,926,000, primarily to expand its consumable manufacturing capacity. Cash was also used during the current quarter to pay cash dividends of $1,530,000.

The Company’s backlog increased 2.6% to $5,820,000 at the end of the third quarter from a backlog of $5,675,000 at year-end.

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

On August 16, 2004, the Company announced that its Board of Directors had approved the repurchase of 600,000 shares of common stock. This is an ongoing authorization without any expiration date

During the third quarter of fiscal 2011, the Company made the following repurchases of its common stock:

	Total Number of Shares Repurchased		Average Price paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Be Purchased Under The Plans or Programs
August 1 – August 28	11,837	(a)	$7.42	3,200	389,089
August 29 – September 25	35,000		$7.13	35,000	354,089
September 26 – October 30	3,038	(b)	$7.10	—	354,089

(a)	On August 20, 2010, the Company’s Vice President – Media Products delivered 8,637 shares of the Company’s common stock to satisfy the exercise price for 20,625 stock options exercised. The shares delivered were valued at $7.49 per share and are included with treasury stock in the consolidated balance sheet. This transaction did not impact the number of shares authorized for repurchase under the Company’s current repurchase program.

(b)	On September 13, 2010, the Company’s Vice President and Chief Technology Officer delivered 3,038 shares of the Company’s common stock to satisfy the exercise price for 6,875 stock options exercised. The shares delivered were valued at $7.10 per share and are included with treasury stock in the consolidated balance sheet. This transaction did not impact the number of shares authorized for repurchase under the Company’s current repurchase program.

Item 6.	Exhibits

The following exhibits are filed as part of this report on Form 10-Q:

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASTRO-MED, INC. (Registrant)

Date: December 13, 2010	By	/s/ Albert W. Ondis
Albert W. Ondis, Chairman and Chief Executive Officer (Principal Executive Officer)

	By	/s/ Joseph P. O’Connell
Joseph P. O’Connell Senior Vice President, Treasurer and Chief Financial Officer (Principal Financial Officer)