Form 10-K
period 2011-01-31
ASTRO MED INC /NEW/
filed 2011-04-19
CIK 8146

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2011

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒

The aggregate market value of the registrant’s voting common equity held by non-affiliates at July 30, 2010 was approximately $41,038,746 based on the closing price on the Nasdaq Global Market on that date.

As of April 12, 2011 there were 7,289,228 shares of Common Stock (par value $0.05 per share) of the registrant outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s definitive Proxy Statement for the 2011 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

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

PART I

Item 1. Business

General

Unless otherwise indicated, references to “Astro-Med,” the “Company,” “we,” “our” and “us” in this Annual Report on Form 10-K refer to Astro-Med, Inc. and its consolidated subsidiaries.

Astro-Med, Inc. designs, develops, manufactures and distributes a broad range of specialty printers and data acquisition and analysis systems, including both hardware and software, which incorporate advance technologies in order to acquire, store, analyze and present data in multiple formats. Target markets for products of the Company include aerospace, apparel, automotive, avionics, chemicals, computer peripherals, communications, distribution, food and beverage, general manufacturing, life sciences, packaging and transportation.

The Company’s products are distributed through its own sales force and authorized dealers in the United States. We sell to customers outside of the United States primarily by using authorized dealers and international sales representatives, who are managed from our foreign sales offices. Approximately 30% of the Company’s sales in fiscal 2011 were to customers located outside the United States.

We operate our business through three operating segments, Astro-Med Test & Measurement (T&M), QuickLabel Systems (QuickLabel) and Grass Technologies (Grass). Financial information by business segment and geographic area appears in Note 10 to the Consolidated Financial Statements of this Annual Report on Form 10-K. The following description of our business should be read in conjunction with “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” on pages 13 through 20 of this Annual Report on Form 10-K.

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

Astro-Med Test & Measurement products include ruggedized printers and data acquisition systems. Current Astro-Med® T&M products include the TMX™ high-speed data acquisition system, ToughWriter® ruggedized cockpit printers, ToughSwitch® Ethernet switches, the Dash® series data recorders, and the Everest® telemetry recorders.

ToughWriter® ruggedized cockpit printers are used in the flight deck and in the cabins of military and commercial aircraft to print hard copies of airport maps, flight itineraries, weather maps, gate information, and ground communications. ToughSwitch® Ethernet switches are used in commercial and military aircraft and military vehicles to connect multiple computers or Ethernet devices together. These products are ruggedized to comply with rigorous military and commercial flightworthiness standards for operation under extreme environmental conditions. The Company is currently furnishing ToughWriter® cockpit printers for several airplanes made by Airbus, Boeing, Bombardier, and Lockheed.

The Company’s family of portable data recorders, including the TMX™ and the Dash® series (Dash 2EZ+, Dash 8Xe, Dash 8HF, Dash 8XPM, Dash 18X, Dash 20HF, and Dash 32HF) are used as maintenance and troubleshooting instruments in pulp and paper mills, metal mills, power generating plants, automotive R&D centers, manufacturing plants, and for aerospace applications. The TMX™ data acquisition system is designed for data capture of long-term testing in automotive, aerospace, and other industrial applications where the ability to monitor high channel counts, and accept and view a wide variety of input signals, including time-stamped and synchronized video capture data and audio notation, is important.

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

Grass® clinical equipment is primarily sold into the Sleep Disorders (PSG), Routine/Ambulatory EEG, and Long-Term Epilepsy Monitoring (LTM) diagnostic markets, and is sold to hospitals, free-standing clinics, and private physicians’ offices. Current Grass® clinical products include the FDA-listed Grass® S12X Cortical Stimulator for cortical stimulation mapping to aid in cortical resection procedures, the TREA® ambulatory EEG recorder, the SleepTrek®3 at-home sleep screener, a small lightweight physiological data recorder, and TWin® Neurotrac-III Neuromonitoring Software for computing and displaying long-term trends during continuous EEG monitoring in the ICU, NICU, OR, and Seizure Monitoring units.

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

Current QuickLabel® models include the Vivo!® Touch, a patented electrophotographic color label printer developed to print full-color variable information labels in an office or factory; the Zeo!®, an entry-level inkjet label printer developed in partnership with Hewlett-Packard; and the Xe series of digital color label printers utilizing thermal transfer technology, including the QLS-4100 Xe, QLS-2000 Xe and QLS-3000 Xe. The Xe Series of label printers are unique in the industry in that they can be directly integrated with automated production lines and represent a novel, patented application of multi-color thermal transfer technology, which was historically only commercialized in single-color barcode label printers. QuickLabel also sells and supports its own Pronto!® family of barcode printers/monochrome printers which utilize single color-thermal transfer label printing technology.

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

Product Development

Astro-Med maintains an active program of product research and development. During fiscal 2011 and 2010, we incurred costs of $5,020,000 and $4,820,000, respectively, on Company-sponsored product development. We are committed to product development as a requisite to our organic growth and expect to continue our focus on research and development efforts in fiscal 2012 and beyond.

Marketing and Competition

The Company competes worldwide in many markets including clinical and research diagnostics; specialty printing systems; and data acquisition and analysis. We retain a competitive position in our respective markets by virtue of proprietary technology, product reputation, delivery, technical assistance, and service to customers. We market our products worldwide by advertising and promotion using major national and international trade journals, scientific meetings and trade shows, direct mailing campaigns, and the internet.

Our products are sold by direct field sales persons as well as independent dealers and representatives. In the United States, the Company has factory-trained direct field sales people located in major cities from coast to coast specializing in either Astro-Med® T&M products, QuickLabel® products, or Grass® Technologies products. Additionally, we have direct field sales and service centers in Canada, France, Germany and the United Kingdom staffed by our own employees. In the remaining parts of the world, Astro-Med utilizes approximately 60 independent dealers and representatives selling and marketing our products in 50 countries.

Astro-Med has a number of competitors in each of the markets that it serves. In the T&M area, we believe that we lead the field in data acquisition systems. In the digital color label printing field, we believe we lead the world in color label printing technology, and we were the first to market an electrophotographic color label printer capable of printing on continuous rollstock.

Our Grass® Technologies products are devoted to clinical applications in electroncephalography (EEG), polysomnography (PSG), and Long Term Epilepsy Monitoring (LTM). There are approximately ten companies that compete in one or more of the three modalities (EEG, PSG, LTM), but none are the clear leader. We believe we offer superior products based upon our long history and pioneering efforts in the field since 1935. Unlike most of our competitors, Astro-Med designs, manufactures and produces complete systems including transducers, amplifiers, sensors and Windows-based application software. Additionally, we produce a range of life science products for the research market many of which eventually find their way into clinical applications.

No single customer accounted for 10% or more of our net sales in any of the last two fiscal years.

International Sales

In fiscal 2011 and 2010, net sales to customers in various geographic areas outside the United States, primarily in Canada and Western Europe, amounted to $20,402,000 and $19,735,000, respectively.

Order Backlog

Astro-Med’s backlog fluctuates regularly. It consists of a blend of orders for end user customers as well as original equipment manufacturer customers. Manufacturing is geared to forecasted demands and applies a rapid turn cycle to meet customer expectations. Accordingly, the amount of order backlog may not indicate future sales trends. Backlog at January 31, 2011 and 2010 was $7,114,000 and $5,675,000, respectively.

Employees

As of January 31, 2011, Astro-Med employed 423 people. We are generally able to satisfy our employment requirements. No employees are represented by a union. We believe that employee relations are good.

Other Information

The Company’s business is not seasonal in nature. However, our sales are impacted by the size of certain individual transactions, which can cause fluctuations in sales from quarter to quarter.

Most of the Company’s products are generally warranted for one year against defects in materials or workmanship. Warranty expenses have averaged approximately $570,000 a year for the last five fiscal years.

Available Information

We make available free of charge on our website (www.astro-medinc.com) the Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and, if applicable, amendments to those reports filed or furnished pursuant to Sections 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the Securities Exchange Commission. These filings are also accessible on the SEC’s website at http://www.sec.gov.

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

Our business is sensitive to changes in general economic conditions, both inside and outside the U.S. Worldwide financial markets have experienced extreme disruption in the past few years which are likely to have an ongoing adverse effect on the world economy. We are unable to predict how long the economic downturn will last or the strength or duration of an economic recovery. A continuing and/or a return to an economic downturn may adversely impact our business resulting in:

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

Any decline in our customers’ markets or in their general economic conditions, including declines related to the current market disruptions as described above, would likely result in a reduction in demand for our products. For example, although we have experienced measured progress in fiscal 2011 as sales have increased from prior years, we are still affected by the continued global economic downturn as some of our customers remain reluctant to make capital equipment purchases and are limiting consumable product purchases to quantities necessary to satisfy immediate needs with no provisions to stock supplies for future use. Also, if our customers’ markets decline, we may not be able to collect on outstanding amounts due to us. Such declines could harm our results of operations, financial position and cash flows and could limit our ability to continue to remain profitable.

Astro-Med’s cost reduction and operational efficiency programs may not achieve the intended results

Changing economic and business conditions may dictate that we undertake a plan of cost and operational efficiency reductions. We cannot be certain that these programs will achieve their intended results. Additionally, these programs may be misplaced or insufficient for purposes of positioning us for further growth, in which our long-term competitive position may suffer. Failure of these programs, if any, could have a material adverse affect on our results of operations and financial position.

Astro-Med’s future revenue growth depends on our ability to introduce new products and services on a timely basis and achieve market acceptance of these new products and services.

The markets for our products are characterized by rapidly changing technology and accelerating product introduction cycles. Our future success depends largely upon our ability to address the rapidly changing needs of our customers by developing and supplying high-quality, cost-effective products, product enhancements and services on a timely basis and by keeping pace with technological developments and emerging industry standards. The success of our new products will also depend on our ability to differentiate our offerings from our competitors’ offerings; price our products competitively; anticipate our competitor’s development of new products; and maintain high levels of product quality and reliability. Astro-Med spends a significant amount of time and effort related to the development of our Ruggedized and Color Printer products as well as our Test and Measurement products. Failure to further develop any of our new products and their related markets as anticipated could adversely affect our future revenue growth and operating results.

Economic, political and other risks associated with international sales and operations could adversely affect Astro-Med’s results of operations and financial position.

Because we sell our products worldwide, our business is subject to risks associated with doing business internationally. Revenue from international operations, which includes both direct and indirect sales to customers outside the U.S. accounted for approximately 30% of our total revenue for fiscal year 2011 and we anticipate that international sales will continue to account for a significant portion of our revenue. In addition, many of our employees, suppliers, job functions and facilities are located outside the U.S. Accordingly, our future results could be harmed by a variety of factors, including:

•	Interruption to transportation flows for delivery of parts to us and finished goods to our customers;

•	Customer and vendor financial stability;

•	Changes in foreign currency exchange rates;

•	Changes in a specific country’s or region’s environment including political, economic, regulatory or other conditions;

•	Trade protection measures and import or export licensing requirements;

•	Negative consequences from changes in tax laws;

•	Difficulty in staffing and managing international operations;

•	Differing labor regulations;

•	Differing protection of intellectual property;

•	Unexpected changes in regulatory requirements; and

•	Geopolitical turmoil, including terrorism and war.

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

A number of our products from our Grass Technologies product group are subject to regulation by the United States Food and Drug Administration (“FDA”) and certain similar foreign regulatory agencies. If we or any of our suppliers or distributors fail to comply with FDA and other applicable regulatory requirements or are perceived potentially to have failed to comply, we may face, among other things, adverse publicity affecting both us and our customers; investigations or notices of non-compliance; fines, injunctions and civil penalties; partial suspensions or total shutdown of production facilities or the imposition of operating restrictions; increased difficulty in obtaining required FDA clearances or approvals; seizures or recalls of our products or those of our customers, and/or the inability to sell our products.

Adverse conditions in the global banking industry and credit markets may adversely impact the value of our investments or impair our liquidity.

At the end of fiscal 2011, we had cash and cash equivalents of approximately $8 million invested or held in a mix of money market funds, time deposit accounts and bank demand deposit accounts. The continued disruptions in the financial markets may, in some cases, result in an inability to access assets such as money market funds that traditionally have been viewed as highly liquid. Any failure of our counterpart financial institutions or funds in which we have invested may adversely impact our cash and cash equivalent positions and, in turn, our results of operations and financial position. As of January 31, 2011, we also had an approximate $13 million portfolio of securities available for sale. This portfolio consists of state and municipal securities with various maturity dates, all of which have a credit rating of AA or above at the original purchase date; however, failure of any of these securities may result in an adverse impact on our portfolio.

Astro-Med may not be able to effectively integrate businesses or assets acquired.

We may identify and pursue acquisitions of complementary companies and strategic assets, such as customer bases, products and technology. However, there can be no assurance that we will be able to identify suitable acquisition opportunities. In December 2009, we acquired Label Line Ltd. (Label Line), a manufacturer of labels and tags which has become part of our QuickLabel Systems brand. In any acquisition that we complete, including the acquisition of Label Line, we cannot be certain that:

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

Location	Approximate Square Footage	Principal Use
West Warwick, Rhode Island, USA	135,500	Corporate headquarters, research and development, manufacturing, sales and service
Rockland, Massachusetts, USA	36,000	Manufacturing
Slough, England	1,700	Sales and service

Astro-Med also leases facilities in various other locations. The following information pertains to each location:

Location	Approximate Square Footage	Principal Use
Asheboro, North Carolina, USA	75,000	Manufacturing
Brossard, Quebec, Canada	7,900	Manufacturing, sales and service
Rodgau, Germany	6,835	Manufacturing, sales and service
Trappes, France	2,164	Sales and service
Schaumburg, Illinois, USA	1,131	Sales
El Dorado Hills, California, USA	273	Sales
Newport Beach, California, USA	151	Sales

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

Astro-Med’s common stock trades on The NASDAQ Global Market under the symbol “ALOT.” The following table sets forth the range of high and low closing prices and dividend data, as furnished by NASDAQ, for the years ended January 31:

	High	Low	Dividends Per Share
2011
First Quarter	$8.05	$7.31	$0.07
Second Quarter	$7.75	$6.93	$0.07
Third Quarter	$7.49	$6.60	$0.07
Fourth Quarter	$7.95	$6.90	$0.07
2010
First Quarter	$7.00	$4.60	$0.06
Second Quarter	$6.24	$5.01	$0.06
Third Quarter	$7.38	$5.17	$0.06
Fourth Quarter	$7.69	$6.07	$0.06

Astro-Med had approximately 302 shareholders of record as of April 1, 2011, which does not reflect shareholders with beneficial ownership in shares held in nominee name.

Stock Performance Graph

The graph below shows a comparison of the cumulative total return on the Company’s common stock against the cumulative total returns for the NASDAQ Composite Index and the NASDAQ Electronic Index for the period of five fiscal years ended January 31, 2011. The NASDAQ Composite Index is calculated using all companies trading on the NASDAQ Global Select, NASDAQ Global Market and the NASDAQ Capital Markets through January 31, 2011. The Index is weighted by the current shares outstanding and assumes dividends reinvested. The NASDAQ Electronic Index, designated as the Company’s peer group index, is comprised of companies classified as electronic equipment manufacturers.

	Cumulative Total Returns*
	2006	2007	2008	2009	2010	2011
Astro-Med, Inc.	$100.00	$129.25	$122.94	$90.75	$97.89	$98.24
NASDAQ Electronic Index	$100.00	$104.52	$99.00	$59.16	$91.70	$109.54
NASDAQ Composite Index	$100.00	$68.67	$105.04	$52.33	$76.81	$97.68

*	Assumes $100 invested on February 1, 2006 with reinvestment of dividends

Dividend Policy

Astro-Med began a program of paying quarterly cash dividends in fiscal 1992 and has paid a dividend for 78 consecutive quarters. On March 15, 2010, the Board of Directors voted to increase the quarterly dividend by $.01 per share to $0.07 per share beginning with the first quarter of fiscal 2011, and as such, has paid a dividend of $0.28 per share for fiscal 2011.

Stock Repurchases

On August 16, 2004, Astro-Med announced that its Board of Directors had approved the repurchase of 600,000 shares of common stock. This is an ongoing authorization without any expiration date.

During the fourth quarter of fiscal 2011, the Company made the following repurchases of its common stock:

	Total Number of Shares Repurchased	Average Price paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Be Purchased Under The Plans or Programs
October 31 – November 27	100,000	$7.03	100,000	254,089
November 28 – December 25	—	—	—	254,089
December 26 – January 31	—	—	—	254,089

Item 6. Selected Financial Data

We are a “smaller reporting company” and, as such, are not required to provide this information.

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

•

QuickLabel Systems Product Group (QuickLabel)—offers hardware, software and consumable products that create on demand color labels and store and produce images in color or non-color formats on a broad range of media substrates.

•

Grass Technologies Product Group (Grass)—centers on diagnostic and monitoring products that serve the clinical neurophysiology markets, as well as a range of biomedical instrumentation products and consumable supplies focused on the life sciences markets.

Astro-Med markets and sells its products and services globally through a diverse distribution structure of sales personnel, manufacturing representatives and authorized dealers that deliver a full complement of branded products and services to customers in our respective markets.

Our growth strategy centers on organic growth through product innovation made possible by research and development initiatives, as well as strategic acquisitions that fit into existing core businesses. Research and development activities are funded and expensed by the Company at approximately 7.1% of annual sales for fiscal 2011. We also continue to invest in sales and marketing initiatives by expanding the existing sales force and increasing spending on various marketing campaigns to achieve our goals of sales growth and increased profitability notwithstanding today’s challenging economic environment.

Results of Operations

($ in thousands)	2011			2010
	Net Sales	As a % of Total Net Sales	% Change Over Prior Year	Net Sales	As a % of Total Net Sales
T&M	$14,837	20.9%	4.1%	$14,247	22.2%
QuickLabel	39,500	55.6%	18.6%	33,294	52.0%
Grass	16,679	23.5%	1.1%	16,490	25.8%

Total	$71,016	100.0%	10.9%	$64,031	100.0%

Fiscal 2011 compared to Fiscal 2010

Astro-Med’s sales in fiscal 2011 were $71,016,000, representing a 10.9% increase as compared to prior year’s sales of $64,031,000. Domestic sales of $50,614,000 increased 14.3% from the prior year sales of $44,296,000. International shipments of $20,402,000 have also increased 3.4% as compared to previous year’s sales of $19,735,000 despite a $392,000 negative impact due to foreign exchange rates.

Hardware sales in fiscal 2011 were $28,686,000, a nominal increase as compared to prior year’s sales of $28,303,000. The increase in hardware sales in the current year as compared to the prior year was primarily due to the demand for T&M’s new TMX line as well as the 12.6% increase in sales of the Ruggedized product line within T&M product group. Also contributing to the increase in current year sales was the 7.0% increase in sales of QuickLabel printers and the 13.1% increase in Grass Technologies’ clinical line of diagnostic systems, especially Long Term Epilepsy Monitoring Systems. However, the increase in the current year’s hardware sales was tempered by lower sales of T&M’s recorder and data acquisition product lines, as well as lower sales of Grass Technologies’ research line of products.

Consumable sales in fiscal 2011 were $37,113,000, representing a 20.1% increase compared to prior year sales of $30,904,000. The overall increase in consumable sales for the current year was primarily due to sales in the QuickLabel product group which were up $5,530,000 or 21.4% as compared to prior year’s sales. QuickLabel’s increased level of consumable sales in the current year is due to an increase in consumable demand from the Company’s installed base of printer customers, as well as label shipments from the Asheboro, North Carolina business, acquired in December 2009. Also contributing to the increase in consumable sales for the current fiscal year was a 10.5% increase in Grass’ electrodes and creams product line sales, as well as a 39.5% increase in T&M’s chart paper product line.

Service and other sales revenue in fiscal 2011 were $5,217,000, an 8.2% increase compared to prior year sales of $4,824,000 due to an overall increase in freight, service and repair revenue.

The Company achieved $28,666,000 in gross profit for fiscal 2011 and generated a gross profit margin of 40.4% as compared to prior year’s gross profit margin of 41.6%. The decline in gross profit margin for the current year is due to unfavorable mix of lower margin products included in our net sales, as well as higher manufacturing costs and lower factory absorption at our West Warwick and Asheboro facilities.

Operating expenses for the current year were $26,011,000, representing a 5.5% increase from prior year’s operating expenses of $24,664,000. Specifically, selling and marketing expenses increased 8.8% from prior year to $16,690,000 in fiscal 2011, representing 23.5% of sales, a slight decrease as compared to the prior year’s 24.0% of sales. The increase in selling and marketing was primarily the result of increases in wages, benefits and commissions due to personnel additions and sales growth. The increase in sales and marketing was also impacted by the increase in travel spending for fiscal 2011. General and administrative (G&A) expenses declined 4.5% from prior year to $4,300,000 in fiscal 2011. The reduced G&A expense was primarily due to a decrease in banking and professional service fees as compared to the prior year. Funding of research & development (R&D) in fiscal 2011 has increased 4.1% to $5,020,000. The increase in R&D for fiscal 2011 is primarily due to the increase in outside services and is consistent with the Company’s focus on development of new products and enhancement of existing products to promote future growth. The R&D spending level for fiscal 2011 represents 7.1% of net sales, a slight decrease from the prior year’s level of 7.5%.

In fiscal 2011, the Company recognized a $104,000 gain on legal settlement for interest and attorney fees recognized as a result of damages collected from a lawsuit filed against a former employee and competitor business.

Other income in fiscal 2011 was $24,000, down from $328,000 in fiscal 2010. This lower level of other income is a result of lower investment income, due to lower overall interest rates, as well as foreign exchange losses recognized in the current year due to the continued strengthening of the US dollar. Additionally, other income for fiscal 2010 included a $112,000 gain on bargain purchase related to the December 2009 acquisition of our Asheboro facilities.

Astro-Med’s fiscal 2011 pretax income was reduced by approximately $333,000 related to stock-based compensation expense as compared to fiscal 2010 pretax income which was reduced by approximately $414,000 in stock-based compensation expense.

During fiscal 2011, the Company recognized income tax expense of $722,000 and had an effective tax rate of 25.9%. The current year’s income tax expense includes a benefit of $241,000 related to the resolution of a previously uncertain tax position and a benefit of $143,000 related to a favorable adjustment in the filing of the prior year’s tax returns. This compares to income tax expense of $916,000 and an effective tax rate of 24.9% in fiscal 2010 which includes 1) a benefit of $335,000 related to the resolution of a previously uncertain tax position as a result of the conclusion of an IRS examination of the Company’s federal returns for the fiscal year 2008; 2) a benefit of $88,000 related to the difference in foreign tax rates; and 3) a benefit of $25,000 related to differences between the prior year tax provision and the actual return as filed.

Net income for fiscal 2011 was $2,062,000 providing a return of 2.9% on sales and generating an EPS of $0.28 per diluted share. Included in net income is a $63,000 gain, net of tax, related to the settlement of a legal matter equal to $0.01 per diluted share; $241,000 tax benefit pertaining to previously uncertain tax positions realized equal to $0.03 per diluted share and a $143,000 tax benefit relating to a favorable adjustment in the filing of the prior year’s tax returns equal to $0.02 per diluted share. On a comparative basis, fiscal 2010 net income was $2,766,000 providing a return of 4.3% on sales and an EPS of $0.38 per diluted share. Included in fiscal net income for 2010 is a $904,000 gain, net of tax, related to the settlement of a legal matter equal to $0.12 per diluted share; a $335,000 tax benefit pertaining to previously uncertain tax positions realized equal to $0.05 per diluted share; and a $112,000 gain on bargain purchase related to the acquisition of Label Line equal to $0.02 per diluted share.

Segment Analysis

Astro-Med reports three segments consistent with its sales product groups: Test & Measurement (T&M), QuickLabel Systems (QuickLabel) and Grass Technologies (Grass). Segment performance is evaluated based on the operating segment’s profit before corporate and financial administration expenses.

The following table summarizes selected financial information by segment:

(Dollars in thousands)	Net Sales		Segment Operating Profit		Segment Operating Profit as a % of Net Sales
	2011	2010	2011	2010	2011	2010
T&M	$14,837	$14,247	$1,200	$1,148	8.1%	8.1%
QuickLabel	39,500	33,294	1,847	2,517	4.7%	7.6%
Grass	16,679	16,490	3,358	2,217	20.1%	13.4%

Total	$71,016	$64,031	6,405	5,882	9.0%	9.2%

Corporate Expenses			3,749	3,919
Gain on Legal Settlement			104	1,391

Operating Income			2,760	3,354
Other Income, Net			24	328

Income Before Income Taxes			2,784	3,682
Income Tax Provision			722	916

Net Income			$2,062	$2,766

Test & Measurement

T&M’s sales increased 4.1% in fiscal 2011 to $14,837,000 from $14,247,000 in the prior year. The increase is primarily attributable to the demand for the new TMX product line, as well as, the double-digit growth in the Ruggedized printer product line. The current year sales increase is tempered by declining sales in the Dash data acquisition and recorder product lines as compared to the prior year. T&M’s segment operating profit was $1,200,000 in fiscal 2011, as compared to prior year’s segment operating profit of $1,148,000. The fiscal 2011 increase in operating profits is an outgrowth of higher sales and lower selling and marketing expenses. Despite the slight increase in operating profit, the fiscal 2011 segment operating profit margin remained at 8.1%, comparable to the fiscal 2010 operating profit margin of 8.1%.

QuickLabel Systems

QuickLabel Systems sales increased 18.6% in fiscal 2011 to $39,500,000 from sales of $33,294,000 in the prior year. The increase in current year is primarily attributable to the consumable product line which increased $5,530,000 or 21.4% from the prior year. Within the consumables line, label and tag product line sales made a significant contribution to the overall growth rate, due to the newly acquired Asheboro, North Carolina business, as well as the increased base of installed printers placed in service. QuickLabel’s hardware line of printers also reported an increase in current year revenue. The 6.8% increase in hardware sales was primarily driven by the growth in the color printer line, with unit contributions of sales from the new Vivo! Touch product line. QuickLabel’s fiscal 2011 segment operating profit was $1,847,000 reflecting a profit margin of 4.7%, compared to prior year’s segment profit margin of 7.6%. The decline in operating margin for fiscal 2011 is due to unfavorable mix of lower margin products included in our net sales, higher manufacturing costs and lower factory utilization, as well as, higher operating expenses.

Grass Technologies

Grass sales in fiscal 2011 were $16,679,000 as compared to $16,490,000 in the prior year. This year’s sales represent a slight increase over prior year’s sales as a result of the increase in Grass’ Clinical line of diagnostic products including EEG, Sleep Systems and Long-Term Epilepsy monitoring which reported a 13.1% increase as compared to the prior year. Also making a positive contribution to sales volume during the current year was the line of consumable products of electrodes and creams which reported a 10.3% growth in sales as compared to prior year. The current year increase in Grass sales was tempered by the 31.6% decrease in the Research line of products, as well as a 6.0% decrease in service and other revenue. Grass operating profit increased 51.5% to $3,358,000 resulting in a 20.1% profit margin as compared to prior year’s profit margin of 13.4%. The increased profitability is an outgrowth of favorable product mix of higher margin products included in net sales, as well as lower manufacturing costs and lower operating expenses.

Liquidity and Capital Resources

The Company expects to finance its future working capital needs, capital expenditures and acquisition requirements through internal funds and believes that cash provided by operations will be sufficient to meet our operating and capital needs for at least the next twelve months. To the extent our capital and liquidity requirements are not satisfied internally, we may utilize a $5.0 million revolving bank line of credit which was entered into on December 1, 2010 with Wells Fargo Bank, all of which is currently available. Borrowings under this line of credit bear interest at either a fluctuating rate equal to 75 basis points below the base rate, as defined in the agreement, or at a fixed rate equal to 150 basis points above LIBOR.

Astro-Med’s Statements of Cash Flows for the two years ended January 31, 2011 and 2010 are included on page 33. Net cash flows provided by operating activities was $1,110,000 in the current year compared to net cash provided by operating activities of $5,850,000 in the previous year. The declining cash flows are primarily related to higher working capital requirements. Accounts receivables increased to $11,112,000 at January 31, 2011, as compared to $9,173,000 at January 31, 2010. The accounts receivable collection cycle increased to 54 days sales outstanding at January 31, 2011 as compared to 49 days outstanding at prior year end due to the increase in slower paying customers. Inventory balances increased to $14,405,000 at January 31, 2011, compared to $12,039,000 at the end of the previous year due to the build up of inventory in anticipation of QuickLabel’s new product launch. Inventory days on hand also increased to 124 days on hand at the end of the current quarter from 114 days at year end.

Net cash flow used in investing activities for fiscal 2011 was $5,404,000 which included cash used for capital expenditures of approximately $2,090,000 including $1,187,000 for building improvements, $499,000 for machinery and equipment, $220,000 for tools and dies, $138,000 for information technology and $46,000 for furniture and fixtures.

Net cash flow used by financing activities was $2,141,000 in fiscal 2011. During the year the Company paid dividends of $2,036,000 and purchased $976,000 of the Company’s stock. Also during the current year, the Company generated $672,000 in cash through the exercise of employee stock options and Employee Stock Purchase Plan transactions.

Dividends paid for fiscal 2011 and 2010, were $2,036,000 and $1,713,000, respectively. The Company’s annual dividend per share was $0.28 in fiscal 2011 and $0.24 in fiscal 2010. Since the inception of the common stock buy back program in fiscal 1997, the Company has repurchased 1,420,010 shares of its common stock. At January 31, 2011, the Company has the Board of Directors’ authorization to purchase an additional 254,089 shares of the Company’s common stock in the future.

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

Infrequently, the Company receives requests from customers to hold product being purchased from us for the customers’ convenience. We recognize revenue for such bill and hold arrangements provided the transaction meets the following criteria: a valid business purpose for the arrangement exists; risk of ownership of the purchased product has transferred to the buyer; there is a fixed delivery date that is reasonable and consistent with the buyer’s business purpose; the product is ready for shipment; the payment terms are customary; we have no continuing performance obligation in regards to the product and the product have been segregated from our inventories.

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

Income Taxes: A valuation allowance is established when it is “more-likely-than-not” that all or a portion of deferred tax assets will not be realized. A review of all available positive and negative evidence must be considered, including our performance, the market environment in which we operate, length of carryforward periods, existing sales backlog and future sales projections. If actual factors and conditions differ materially from the estimates made by management, the actual realization of the net deferred tax assets or liabilities could vary materially from the amounts previously recorded. At January 31, 2011, the Company has provided valuation allowances for future tax benefits resulting from certain R&D tax credits which could expire unused.

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

QUARTERLY FINANCIAL DATA (Unaudited)

(Dollars in Thousands, Except Per Share Amounts)

	2011
	Q1	Q2	Q3		Q4
Net Sales	$17,077	$17,753	$18,329		$17,857
Gross Profit	$6,865	$7,024	$7,401		$7,376
Net Income	$430 (1)	$323	$792	(3)	$517
Net Income Per Common Share—Basic	$0.06	$0.04	$0.11		$0.07
Net Income Per Common Share—Diluted	$0.06 (2)	$0.04	$0.11	(4)	$0.07

	2010
	Q1	Q2	Q3		Q4
Net Sales	$14,677	$16,416	$16,658		$16,281
Gross Profit	$5,813	$6,951	$7,059		$6,805
Net Income (Loss)	$(231)	$585	$683		$1,728	(5)
Net Income (Loss) Per Common Share—Basic	$(0.03)	$0.08	$0.10		$0.24
Net Income (Loss) Per Common Share—Diluted	$(0.03)	$0.08	$0.09		$0.23	(6)

(1)	First quarter fiscal year 2011 net income includes gain on legal settlement, net of taxes of $63,000.
(2)	First quarter fiscal year 2011 diluted net income per common share includes a gain on legal settlement, net of tax of $0.01.
(3)	Third quarter fiscal year 2011 net income includes a tax benefit of $241,000 related to the resolution of a previously uncertain tax position and a benefit of $143,000 recorded as a result of a favorable adjustment in the filing of the prior year’s tax returns.
(4)	Third quarter fiscal year 2011 diluted net income per common share includes and a tax benefit of $0.03 related to the resolution of a previously uncertain tax position and a tax benefit of $0.02 recorded as a result of a favorable adjustment in the filing of the prior year’s tax returns.
(5)	Fourth quarter fiscal year 2010 net income includes a gain on legal settlement, net of taxes, of $904,000; a gain on bargain purchase related to the acquisition of Label Line of $112,000; and a tax benefit of $335,000 recorded as a result of the resolution of a previously uncertain tax position.
(6)	Fourth quarter fiscal year 2010 diluted net income per common share includes a gain on legal settlement, net of taxes of $0.12; a gain on bargain purchase of $0.02; and a tax benefit of $0.04 recorded as a result of the resolution of a previously uncertain tax position.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K pursuant to Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act). Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective at January 31, 2011 to ensure that the information required to be disclosed in our Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner and (2) accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Because of the inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or the degree of compliance may deteriorate.

Management conducted its evaluation of the effectiveness of its internal control over financial reporting based on the framework in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) as of January 31, 2011. Based on this assessment, the principal executive officer and principal financial officer believe that as of January 31, 2011, the Company’s internal control over financial reporting was effective based on criteria set forth by COSO in “Internal Control-Integrated Framework.”

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Controls over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to affect our internal control over financial reporting.

Item 9B. Other Information

Nothing to Report

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The response to this item is incorporated by reference to the Company’s definitive proxy statement for the 2011 annual meeting of shareholders.

The following is a list of the names and ages of, and the positions and offices presently held by, all executive officers of the Company. All officers serve at the pleasure of the Board of Directors.

Name	Age	Position
Albert W. Ondis	85	Chairman, Chief Executive Officer and Director
Everett V. Pizzuti	74	President, Chief Operating Officer and Director
Joseph P. O’Connell	67	Senior Vice President, Treasurer and Chief Financial Officer
Elias G. Deeb	68	Vice President—Media Products
Gordon Bentley	64	Vice President—Information Technology
Michael J. Sullivan	60	Vice President and Chief Technology Officer
Michael M. Morawetz	51	Vice President—International Branches
Stephen M. Petrarca	48	Vice President—Instrument Manufacturing
Erik J. Mancyak	35	Vice President and Corporate Controller

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

Mr. Mancyak was appointed Vice President of the Company on April 1, 2011. He also holds the position of Corporate Controller and Principal Accounting Officer to which he was appointed in January 2009. He served as Assistant Corporate Controller of the Company from July 1, 2008 to January 2009 and prior to that was an Accounting Manager of the Company beginning July 1, 2005. Prior to June 30, 2005, Mr. Mancyak was Senior Treasury Analyst at American Power Conversion and an auditor at the international accounting firm of KPMG LLP.

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

Item 11. Executive Compensation

The response to this item is incorporated by reference to the Company’s definitive Proxy Statement for the 2011 Annual Meeting of Shareholders.

The information set forth under the heading “Compensation Committee Report” in the Company’s definitive Proxy Statement is furnished and shall not be deemed as filed for purposes of Section 18 of the Securities Act of 1934, as amended, and is not deemed incorporated by reference in any filing under the Securities Act of 1933, as amended.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters

The response to this item is incorporated by reference to the Company’s definitive Proxy Statement for the 2011 Annual Meeting of Shareholders.

Equity Compensation Plan Information

The following table sets forth information about the Company’s equity compensation plans as of January 31, 2011:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuances Under Equity Compensation Plans
Equity Compensation Plans Approved by Security Holders	1,219,183	(1)	$7.03	726,500	(2)
Equity Compensation Plans Not Approved by Security Holders	—		—	—

Total	1,219,183	(1)	$7.03	726,500	(2)

(1)	Includes 392,507 shares issuable upon exercise of outstanding options granted under the Company’s incentive stock option plans, 542,176 shares issuable upon exercise of outstanding options granted under the Company’s non-qualified stock option plans under which options may be granted to officers and key employees, 11,000 shares issuable upon exercise of outstanding stock options granted under the Astro-Med, Inc. Non-Employee Director Stock Option Plan and 273,500 shares issuable upon exercise of outstanding options granted under the Company’s 2007 Equity Incentive Plan.
(2)	Shares under the Astro-Med, Inc. 2007 Equity Incentive Plan.

Additional information regarding these equity compensation plans is contained in Note 7 to the Company’s Consolidated Financial Statements included in Item 15 hereto.

Item 13. Certain Relationships, Related Transactions and Director Independence

The response to this item is incorporated by reference to the Company’s definitive Proxy Statement for the 2011 Annual Meeting of Shareholders.

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated herein by reference to the Company’s definitive Proxy Statement for the 2011 Annual Meeting of Shareholders.

PART IV

Item 15. Exhibits and Financial Statement Schedule

(a)(1) Financial Statements:

The following consolidated financial statements of Astro-Med, Inc. and subsidiaries are incorporated by reference in Item 8:

Page
Reports of Independent Registered Public Accounting Firms	28-29
Consolidated Balance Sheets as of January 31, 2011 and 2010	30
Consolidated Statements of Operations—Years Ended January 31, 2011 and 2010	31
Consolidated Statements of Comprehensive Income and Changes in Shareholders’ Equity—Years Ended January 31, 2011 and 2010	32
Consolidated Statements of Cash Flows—Years Ended January 31, 2011 and 2010	33
Notes to Consolidated Financial Statements	34-49

(a)(2) Financial Statement Schedule:

Schedule II—Valuation and Qualifying Accounts and Reserves—Years Ended January 31, 2011 and 2010	50

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore, have been omitted.

(a)(3) Exhibits:

Exhibit Number
(3A)	Articles of Incorporation of the Company and all amendments thereto (filed as Exhibit No. 3A to the Company’s report on Form 10-Q for the quarter ended August 1, 1992 and by this reference incorporated herein).

(3B)	By-laws of the Company as amended to date (filed as Exhibit No. 3B to the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2008 and by this reference incorporated herein).

(4)	Specimen form of common stock certificate of the Company (filed as Exhibit No. 4 to the Company’s report on Form 10-K for the year ended January 31, 1985 and by this reference incorporated herein).

(10.1)	Astro-Med, Inc. 1993 Incentive Stock Option Plan filed as Exhibit 4.3 to Registration Statement on Form S-8, Registration No. 333-24127, and incorporated by reference herein.*

(10.2)	Astro-Med, Inc. Non-Employee Director Stock Plan filed as Exhibit 4.3 to Registration Statement on Form S-8, Registration No. 333-24123, and incorporated by reference herein.*

(10.3)	Astro-Med, Inc. 1997 Incentive Stock Option Plan, as amended, filed as Exhibit 4.3 to Registration Statements on Form S-8, Registration Nos. 333-32315, 333-93565 and 333-44414, and incorporated by reference herein.*

(10.4)	Astro-Med, Inc. 1998 Non-Qualified Stock Option Plan, as amended, filed as Exhibit 4.3 to Registration Statement on Form S-8, Registration Nos. 333-62431 and 333-63526, and incorporated by reference herein.*

(10.5)	Astro-Med, Inc. 2007 Equity Incentive Plan as filed as Appendix A to the Definitive Proxy Statement filed on Schedule 14A for the 2007 annual shareholders meeting and incorporated by reference herein.*

(10.6)	Astro-Med, Inc. Management Bonus Plan (Group III) filed on Form 8-K on March 19, 2010 and by this reference incorporated herein.*

(10.7)	Astro-Med, Inc. Management Bonus Plan—Vice President International Branches filed as Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended January 31, 2009 and by this reference incorporated herein.*

(21)	List of Subsidiaries of the Company.

(23.1)	Consent of Ernst & Young LLP.

(23.2)	Consent of Grant Thornton LLP.

(31.1)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1)	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASTRO-MED, INC. (Registrant)

Date: April 18, 2011	By:	/S/ ALBERT W. ONDIS
(Albert W. Ondis, Chairman)

Each person whose signature appears below constitutes and appoints each of Albert W. Ondis, Everett V. Pizzuti or Joseph P. O’Connell, or any of them, each acting alone, his true and lawful attorneys-in-fact and agents, with full power of substitution and resolution, for such person and in his name, place and stead, in any and all capacities in connection with the annual report on Form 10-K of Astro-Med, Inc. for the year ended January 31, 2011 to sign any and all amendments to the Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, each acting alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Name	Title	Date

/S/ ALBERT W. ONDIS Albert W. Ondis	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	April 18, 2011

/S/ EVERETT V. PIZZUTI Everett V. Pizzuti	President, Chief Operating Officer and Director (Principal Operating Officer)	April 18, 2011

/S/ JOSEPH P. O’CONNELL Joseph P. O’Connell	Senior Vice President, Treasurer and Chief Financial Officer (Principal Financial Officer)	April 18, 2011

/S/ ERIK J. MANCYAK Erik J. Mancyak	Vice President and Corporate Controller (Principal Accounting Officer)	April 18, 2011

/S/ JACQUES V. HOPKINS Jacques V. Hopkins	Director	April 18, 2011

/S/ HERMANN VIETS Hermann Viets	Director	April 18, 2011

/S/ GRAEME MACLETCHIE Graeme MacLetchie	Director	April 18, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of

Astro-Med, Inc.

We have audited the accompanying consolidated balance sheet of Astro-Med, Inc. and subsidiaries (the “Company”) as of January 31, 2011 and the related consolidated statements of operations, comprehensive income and changes in shareholders’ equity, and cash flows for the year then ended. Our audit also included the financial statement schedule listed in the index at Item 15(a)(2) as it relates to the year ended January 31, 2011. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Astro-Med, Inc. and subsidiaries as of January 31, 2011 and the results of its operations and its cash flows for the year in the period ended January 31, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule as it relates to the year ended January 31, 2011, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ ERNST & YOUNG LLP

Providence, Rhode Island

April 18, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors of

Astro-Med, Inc.

We have audited the accompanying consolidated balance sheet of Astro-Med, Inc. and subsidiaries (the “Company”) as of January 31, 2010 and the related consolidated statements of operations, comprehensive income and changes in shareholders’ equity, and cash flows the year then ended. Our audit of the basic financial statements included the financial statement schedule listed in the index appearing under Item 15(a)(2) as it relates to the year ended January 31, 2010. These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Astro-Med, Inc. and subsidiaries as of January 31, 2010, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule as it relates to the year ended January 31, 2010, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ GRANT THORNTON LLP

Boston, Massachusetts

April 9, 2010, except with respect to

Note 17 as to which the date

is April 18, 2011

ASTRO-MED, INC.

CONSOLIDATED BALANCE SHEETS

As of January 31, 2011 and 2010

	2011	2010
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$7,720,135	$14,155,096
Securities Available for Sale	12,910,232	9,605,216
Accounts Receivable, net of reserves of $546,870 in 2011 and $518,789 in 2010	11,111,974	9,172,857
Inventories	14,404,914	12,039,306
Prepaid Expenses and Other Current Assets	975,928	2,246,789
Deferred Tax Assets (as revised – See Note 17)	2,577,166	2,455,672

Total Current Assets	49,700,349	49,674,936
PROPERTY, PLANT AND EQUIPMENT
Land and Improvements	1,210,463	1,210,463
Buildings and Improvements	13,011,082	12,566,362
Machinery and Equipment	23,926,971	22,553,840

	38,148,516	36,330,665
Less Accumulated Depreciation	(25,606,561)	(24,340,083)

Total Property, Plant and Equipment, net	12,541,955	11,990,582

OTHER ASSETS
Intangible Assets, net	331,389	403,056
Goodwill	2,336,721	2,336,721
Other	88,799	78,127

Total Other Assets	2,756,909	2,817,904

TOTAL ASSETS	$64,999,213	$64,483,422

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts Payable (as revised – See Note 17)	$2,748,293	$2,386,305
Accrued Compensation	2,179,448	2,019,644
Other Accrued Expenses	1,750,515	1,584,357
Deferred Revenue	787,988	695,240
Income Taxes Payable (as revised – See Note 17)	36,979	211,419
Other Current Liabilities	-	654,905

Total Current Liabilities	7,503,223	7,551,870
Deferred Tax Liabilities	2,060,418	2,056,393
Other Long Term Liabilities	1,146,978	642,612

TOTAL LIABILITIES	10,710,619	10,250,875

SHAREHOLDERS’ EQUITY (as revised – See Note 17)
Preferred Stock, $10 Par Value, Authorized 100,000 shares, None Issued	—	—
Common Stock, $0.05 Par Value, Authorized 13,000,000 shares; Issued 8,660,270 shares in 2011 and 8,322,844 shares in 2010	433,017	416,146
Additional Paid-in Capital	36,586,226	34,712,369
Retained Earnings	26,842,890	26,816,899
Treasury Stock, at Cost, 1,414,981 shares in 2011 and 1,165,706 shares in 2010	(9,840,052)	(8,030,335)
Accumulated Other Comprehensive Income	266,513	317,468

Total Shareholders’ Equity	54,288,594	54,232,547

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$64,999,213	$64,483,422

See Notes to the Consolidated Financial Statements.

ASTRO-MED, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the years ended January 31

	2011	2010
Net Sales	$71,016,111	$64,031,261
Cost of Sales	42,349,870	37,403,698

Gross Profit	28,666,241	26,627,563
Costs and Expenses:
Selling and Marketing	16,690,197	15,342,339
General and Administrative	4,300,525	4,502,504
Research and Development	5,020,020	4,819,533

Operating Expenses	26,010,742	24,664,376
Gain on Legal Settlement	104,448	1,390,603

Operating Income	2,759,947	3,353,790
Other Income:
Investment Income	49,040	227,209
Other, Net	(25,373)	101,211

	23,667	328,420

Income before Income Taxes	2,783,614	3,682,210
Income Tax Provision	721,845	916,363

Net Income	$2,061,769	$2,765,847

Net Income Per Common Share—Basic	$0.28	$0.39

Net Income Per Common Share—Diluted	$0.28	$0.38

Weighted Average Number of Common Shares Outstanding—Basic	7,271,403	7,135,293
Dilutive effect of options outstanding	198,357	239,999

Weighted Average Number of Common Shares Outstanding—Diluted	7,469,760	7,375,292

Dividends Declared Per Common Share	$0.28	$0.24

See Notes to the Consolidated Financial Statements.

ASTRO-MED, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME AND CHANGES IN

SHAREHOLDERS’ EQUITY

For the years ended January 31

	2011	2010
Comprehensive Income:
Net Income	$2,061,769	$2,765,847
Other Comprehensive Income (Loss), net of taxes and reclassification adjustments:
Foreign currency translation adjustments	(65,677)	328,125
Unrealized gain (loss) on securities available for sale	14,722	(11,984)

Other comprehensive income (loss)	(50,955)	316,141

Comprehensive Income	$2,010,814	$3,081,988

Shareholders’ Equity
Common Stock:
Balance at beginning of year	$416,146	$409,593
Par value from the exercise of employee stock options	7,029	6,553
Employee option exercise and buyback	9,842	—

Balance at end of year	$433,017	$416,146

Additional Paid-In Capital:
Balance at beginning of year	$34,712,369	$33,740,936
Proceeds from the exercise of employee stock options	505,609	480,957
Share-based compensation	333,240	414,399
Tax benefit of employee stock options	384,503	76,077
Contribute treasury shares to employee stock options plan	10,773	—
Employee option exercise and buyback	639,732	—

Balance at end of year	$36,586,226	$34,712,369

Retained Earnings:
Balance at beginning of year	$26,816,899	$25,349,964
Correction of overstated liabilities (Note 17)	—	413,651

Balance at beginning of year, as revised	26,816,899	25,763,615
Net income	2,061,769	2,765,847
Dividends paid	(2,035,778)	(1,712,563)

Balance at end of year, as revised	$26,842,890	$26,816,899

Treasury Stock:
Balance at beginning of year	$(8,030,335)	$(8,030,335)
Shares issued to employee stock ownership plan	148,605	—
Purchase of treasury stock	(975,682)	—
Purchase of common stock from related parties	(982,640)	—

Balance at end of year	$(9,840,052)	$(8,030,335)

Accumulated Other Comprehensive Income:
Balance at beginning of year	$317,468	$1,327
Other comprehensive income (loss)	(50,955)	316,141

Balance at end of year	266,513	317,468

Total Shareholders’ Equity	$54,288,594	$54,232,547

See Notes to the Consolidated Financial Statements.

ASTRO-MED, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended January 31

	2011	2010
Cash Flows from Operating Activities:
Net Income	$2,061,769	$2,765,847
Adjustments to Reconcile Net Income to Net Cash Provided By Operating Activities:
Depreciation and Amortization	1,575,935	1,479,003
Share-Based Compensation	333,240	414,399
Deferred Income Tax (Benefit) Provision	(134,386)	435,890
Excess Tax Benefit From Share-Based Compensation	(384,503)	(76,077)
Legal Settlement Receivable	1,495,051	(1,390,603)
Gain on Bargain Purchase from Acquisition of Label Line Business	—	(111,503)
Loss (Gain) on Sale of Securities Available for Sale	30,961	(41,776)
Changes in Assets and Liabilities, Net of Impact of Acquisition:
Accounts Receivable	(1,939,117)	871,315
Inventories	(2,365,609)	1,112,777
Accounts Payable and Accrued Expenses	633,685	(510,153)
Income Taxes Payable	(290,837)	688,098
Other	93,375	212,430

Net Cash Provided by Operating Activities	1,109,564	5,849,647
Cash Flows from Investing Activities:
Proceeds from Sales/Maturities of Securities Available for Sale	9,644,039	8,254,248
Purchases of Securities Available for Sale	(12,957,711)	(6,706,050)
Additions to Property, Plant and Equipment	(2,089,858)	(1,622,326)
Acquisition of Label Line Business	—	(1,450,000)

Net Cash Used in Investing Activities	(5,403,530)	(1,524,128)
Cash Flows from Financing Activities:
Proceeds from Common Shares Issued Under Employee Benefit Plans and Employee Stock Option Plans	672,016	487,510
Cash Settlement of Stock Options	(186,054)	—
Purchases of Treasury Stock	(975,682)	—
Excess Tax Benefit from Share-Based Compensation	384,503	76,077
Dividends Paid	(2,035,778)	(1,712,563)

Net Cash Used in Financing Activities	(2,140,995)	(1,148,976)

Net (Decrease) Increase in Cash and Cash Equivalents	(6,434,961)	3,176,543
Cash and Cash Equivalents, Beginning of Year	14,155,096	10,978,553

Cash and Cash Equivalents, End of Year	$7,720,135	$14,155,096

Supplemental Information:
Cash Paid (Received) During the Period for:
Income Taxes, Net of Refunds	$1,080,994	$(164,318)
Non-Cash Items:
Accrual of Earnout on Purchase of Business	$—	$142,200

See Notes to the Consolidated Financial Statements.

ASTRO-MED, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2011 and 2010

Note 1—Summary of Significant Accounting Policies

Basis of Presentation: The accompanying financial data has been prepared by us pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (SEC) and is in conformity with U.S. generally accepted accounting principles. Our fiscal year end is January 31. Unless otherwise stated, all years and dates refer to our fiscal year.

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

Cash and Cash Equivalents: Highly liquid investments with an original maturity of 90 days or less are considered to be cash equivalents. Similar investments with original maturities beyond three months are classified as securities available for sale. Cash of $1,102,809 and $1,651,247 was held in foreign bank accounts at January 31, 2011 and 2010, respectively.

Securities Available for Sale: Securities available for sale are carried at fair value based on quoted market prices, where available. The difference between cost and fair value, net of related tax effects, is recorded as a component of accumulated other comprehensive income in shareholders’ equity.

Property, Plant and Equipment: Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation is provided on the straight-line basis over the estimated useful lives of the assets (land improvements—10 to 20 years; buildings and improvements—10 to 45 years; machinery and equipment—3 to 10 years). Depreciation expense for fiscal 2011 and 2010 was $1,500,000.

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

Foreign Currency: The financial statements of foreign subsidiaries are measured using the local currency as the functional currency. Foreign currency denominated assets and liabilities are translated into U.S. dollars at year-end exchange rates with the translation adjustment recorded as a component of accumulated comprehensive income in shareholders’ equity. Revenues and costs are translated at average exchange rates during the year. We do not provide for U.S. income taxes on foreign currency translation adjustments associated with our German subsidiary since its undistributed earnings are considered to be permanently invested. Our net foreign exchange gains (losses) were $(44,000) and $27,000 for fiscal 2011 and 2010, respectively.

Advertising: Astro-Med expenses advertising costs as incurred. Advertising costs including advertising production, trade shows and other activities are designed to enhance demand for our products and amounted to approximately $1,187,000 and $1,193,000 in fiscal 2011 and 2010, respectively.

Health Insurance Reimbursement Reserve: Astro-Med reimburses a portion of employee health insurance deductibles and co-payments. The total reimbursement amounted to approximately $538,000 and $411,000 in 2011 and 2010, respectively. We accrued approximately $135,000 and $100,000 at January 31, 2011 and 2010, respectively, for estimated outstanding reimbursements due to employees, including a reserve for incurred but not reported amounts.

Long-Lived Assets: Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable in accordance with the guidance provided in ASC 360, “Property, Plant and Equipment.” Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Measurement of an impairment loss for long-lived assets that management expects to hold and use is based on the fair value of the asset.

Goodwill: Goodwill impairment reviews are performed in accordance with the provision of ASC 350, “Goodwill and Other.” Management evaluates the recoverability of goodwill annually or more frequently if events or changes in circumstances, such as declines in sales, earnings or cash flows, or material adverse changes in the business climate, indicate that the carrying value of an asset might be impaired. Goodwill is considered to be impaired when the net book value of a reporting unit exceeds its estimated fair value. Fair values are established using a discounted cash flow methodology based on the long-range planning forecast. We have completed our most recent impairment review as of January 31, 2011 and determined that goodwill is not impaired.

Income Taxes: Astro-Med uses the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial reporting basis and tax basis of the assets and liabilities and are measured using enacted tax rates that will be in effect when the differences are expected to reverse. An allowance against deferred tax assets is recognized when it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized. At January 31, 2011 and 2010, a valuation allowance was provided for deferred tax assets attributable to certain state R&D credit carryforwards.

Astro-Med accounts for uncertain tax positions in accordance with the guidance provided in ASC 740, “Accounting for Income Taxes.” This guidance describes a recognition threshold and measurement attribute for the financial statement disclosure of tax positions taken or expected to be taken in a tax return and requires recognition of tax benefits that satisfy a more-likely-than-not threshold. ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

Net Income Per Common Share: Net income per common share has been computed and presented in accordance with the guidance provided in ASC 260, “Earnings per Share.” Basic net income per share is based on the weighted average number of shares outstanding during the period. Diluted net income per share is based on the basic weighted average number of shares and potential common shares for stock options outstanding during the period using the treasury stock method. In fiscal years 2011 and 2010, there were 752,397 and 796,592 options that were not included in the computation of diluted net income per common share because their inclusion would be anti-dilutive.

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

Comprehensive Income: In accordance with the guidance provided in ASC 220, “Comprehensive Income,” we report the change in net assets during the period from non-owner sources by major components and as a single total. The consolidated statement of comprehensive income has been included with the consolidated statement of shareholders’ equity on page 32. Accumulated other comprehensive income at January 31, 2011 consists of net unrealized gains on available for sale securities of $8,586 and net translation gains on foreign operations of $257,927.

Share-Based Compensation: We account for stock options granted to employees and directors using the FASB guidance included in ASC 718, “Stock Compensation.” Effective as of February 1, 2006, we adopted the “modified prospective” transition method provided in ASC 718. Under this method, share-based compensation is recognized in the consolidated statement of operation for share-based payment awards granted prior to, but not yet vested as of February 1, 2006, based on the grant date fair value estimated in accordance with prior authoritative guidance and for share-based payment awards granted subsequent to February 1, 2006, based on the grant date fair value estimated in accordance with the provisions of ASC 718.

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

The cash flow from the tax benefits that are a result of tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) are classified as a cash inflow from financing activities and a cash outflow from operating activity in accordance with the guidance provided by ASC 718. Tax deductions from certain stock option exercises are treated as being realized when they reduce taxes payable in accordance with relevant tax law.

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

Revenue Recognition

In October 2009, the FASB issued ASU 2009-13, “Revenue Recognition (Topic 605)—Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force” and ASU 2009-14, “Software (Topic 985)—Certain Arrangements That Include Software Elements—a consensus of the FASB Emerging Issues Task Force.” ASU 2009-13 provides amendments to the criteria in Subtopic 605-25 for separating consideration in multiple-deliverable arrangements. The amendments in this update established a selling price hierarchy for determining the selling price of a deliverable. ASU 2009-13 also eliminates the residual method of allocating arrangement consideration. ASU 2009-14 removes (1) tangible products containing software components and (2) non-software components that function together to deliver the tangible products essential functionality from the scope of software revenue guidance (ASC 965-605). ASU 2009-14 also provides guidance on determining whether software deliverables in an arrangement that includes a tangible product are covered by the scope of the software revenue guidance. ASU 2009-13 and ASU 2009-14 should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. We are currently evaluating the impact of adopting these updates but do not expect them to have a material impact on our consolidated financial position and results of operations.

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

The cash purchase price of the acquisition was $1,450,000. In addition to the cash purchase price, the Company had also agreed to payment of a potential earnout totaling up to $200,000 to the former owners of Label Line. Payment of this contingent consideration is based on the Label Line business’ ability to exceed certain revenue targets during the 24 month period subsequent to the acquisition. The estimated fair value of this earnout was $142,000 as of the acquisition date. No earnout was paid in fiscal 2011, as the Label Line business product sales did not exceed the required milestones. At January 31, 2011, we estimated that the fair value of the contingent liability related to the earnout agreement was $62,000 for the remaining twelve month period. The $80,000 change in the fair value of this contingent consideration was recorded within the general and administrative expenses in the consolidated statement of operations for the year ended January 31, 2011.

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

The purchase price of the acquisition has been allocated on the basis of estimated fair value as of January 31, 2010 as follows:

Accounts Receivable	$798,000
Inventories	327,000
Property and Equipment	972,000
Identifiable Intangible assets	415,000

Total Assets Acquired	2,512,000

Accounts Payable	735,000
Deferred Tax Liability	73,000

Total Liabilities Assumed	808,000
Gain on Bargain Purchase	112,000

$1,592,000

The purchase price allocation resulted in the recognition of a gain on bargain purchase of approximately $112,000 which is included in other income in the consolidated statement of operations for the year ended January 31, 2010. The gain on bargain purchase resulted from the value of the identifiable net assets acquired exceeding the value of the purchase consideration.

As part of the acquisition, the Company entered into a lease agreement with the previous owners for the current Label Line facility. This lease has a three year term with an option for a three year renewal. The facility is approximately 75,000 square feet. This lease was determined to be favorable due to comparable market values.

The following table reflects the fair value of the acquired identifiable intangible assets and related estimated useful lives:

	Fair Value	Useful Life (Years)
Trade Name	$15,000	3
Favorable Lease	400,000	6

Total	$415,000

Included in the income statement for fiscal 2011 and 2010 is amortization expense of $72,000 and $12,000, respectively, in regards to the above acquired intangibles. Amortization of intangibles is expected to be approximately $72,000 in 2012, $71,000 in 2013, $67,000 in 2014 and 2015 and $55,000 in 2016. Accumulated amortization for fiscal 2011 and 2010 was $84,000 and $12,000, respectively.

The following unaudited pro forma information assumes the acquisition of Label Line occurred on February 1, 2009. This information has been prepared for informational purposes only and is not indicative of the results of operations that would have happened had the acquisition occurred as of the date indicated or of future results of operations:

Year Ended January 31, 2010
Net revenues	$69,300,000

The impact on net income and earnings per share would not have been material to the Company in fiscal 2010.

Note 3—Securities Available for Sale

Pursuant to our investment policy, securities available for sale include state and municipal securities with various contractual or anticipated maturity dates ranging from one month to three years. These securities are carried at fair value, with unrealized gains and losses reported as a component of accumulated other comprehensive income (loss) in shareholders’ equity until realized. Realized gains and losses from the sale of available for sale securities, if any, are determined on a specific identification basis. A decline in the fair value of any available for sale security below cost that is determined to be other than temporary will result in a write-down of its carrying amount to fair value. No such impairment charges were recorded for any period presented. All short-term investment securities have original maturities greater than 90 days.

During this year, our remaining auction rate security was settled by our investment advisor at par value.

The fair value, amortized cost and gross unrealized gains and losses of the securities are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
January 31, 2011
State and Municipal Obligations	$12,897,221	$15,949	$(2,938)	$12,910,232

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
January 31, 2010
State and Municipal Obligations	$9,114,511	$35,385	$(33,350)	$9,116,546
Auction Rate Securities	500,000	—	(11,330)	488,670

	$9,614,511	$35,385	$(44,680)	$9,605,216

The contractual maturity dates of these securities are as follows:

	January 31,
	2011	2010
Less than one year	$8,749,743	$8,131,612
One to three years	4,160,489	1,473,604

	$12,910,232	$9,605,216

Actual maturities are expected to differ from contractual dates as a result of sales or earlier issuer redemptions.

Note 4—Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and include material, labor and manufacturing overhead. The components of inventories are as follows:

	January 31,
	2011	2010
Materials and Supplies	$8,450,985	$7,422,465
Work-in-Progress	982,092	898,332
Finished Goods	4,971,837	3,718,509

	$14,404,914	$12,039,306

Included within finished goods inventory is $1,413,198 and $1,248,784 of demonstration equipment at January 31, 2011 and 2010, respectively.

Note 5—Accrued Expenses

Accrued expenses consisted of the following:

	January 31,
	2011	2010
Inventory in-transit	$260,779	$88,090
Warranty	258,082	260,235
Dealer commissions	187,733	154,081
R&D outsourcing	165,750	55,000
Health insurance reimbursement reserve	135,000	100,000
Professional fees	117,911	122,110
Other	625,260	804,841

	$1,750,515	$1,584,357

Note 6—Line of Credit

On December 1, 2010, the Company entered into a $5,000,000 revolving bank line of credit with Wells Fargo Bank. Borrowings under this line of credit bear interest at either a fluctuating 75 basis points below the base rate, as defined in the agreement, or at a fixed rate 150 basis points above LIBOR. At January 31, 2011, there were no borrowings against this line and the entire line is currently available.

Note 7—Shareholders’ Equity

Common Stock: The Company repurchased 138,200 shares of its common stock for $975,682 in fiscal 2011. During fiscal 2010 and 2009, the Company did not repurchase any shares of its common stock. The Company’s Board of Directors has authorized the purchase of up to an additional 254,089 shares Company’s common stock on the open market as of January 31, 2011.

During fiscal 2011, certain of the Company’s employees delivered a total of 132,475 shares of the Company’s common stock to satisfy the exercise price for stock options exercised and related taxes. The shares delivered were valued at a total of $982,640 and are included with the treasury stock in the accompanying consolidated balance sheet at January 31, 2011. These transactions did not impact the number of shares authorized for repurchase under the Company’s current repurchase program.

Astro-Med maintains the following benefit plans involving its common stock:

Stock Plans: As of January 31, 2011, Astro-Med has one equity incentive plan (“2007 Equity Incentive Plan”) under which incentive stock options, non-qualified stock options, restricted stock and other equity-based awards may be granted to officers and certain employees. To date, only options have been granted under this plan. Options granted to employees vest over four years. An aggregate of 1,000,000 shares were authorized for awards under the 2007 Equity Incentive Plan. The exercise price of each stock option will be established at the discretion of the Compensation Committee; however, any incentive stock options granted under the 2007 Equity Incentive Plan must be at an exercise price of not less than fair market value at the date of grant. The 2007 Equity Incentive Plan provides for an automatic annual grant of ten-year options to purchase 5,000 shares of stock to each non-employee director upon the adjournment of each shareholders’ meeting. Each such option is exercisable at the fair market value as of the grant date and vests immediately prior to the next succeeding shareholders’ meeting. During fiscal 2011 and 2010, 15,000 shares were awarded each year to non-employee directors. At January 31, 2011, 726,500 shares were available for grant under the 2007 Equity Incentive Plan.

Summarized option data for all plans is as follows:

	Number of Shares	Option Price Per Share	Weighted Average Option Price Per Share
Options Outstanding, January 31, 2010	1,688,951	$2.40–11.90	$6.24
Options Granted	85,000	$7.36–8.10	$7.45
Options Exercised	(329,916)	$2.73–5.45	$4.15
Options Expired	(224,852)	$5.45–11.90	$5.51

Options Outstanding, January 31, 2011	1,219,183	$2.40–11.90	$7.03

Options Exercisable, January 31, 2011	1,010,812	$2.40–11.90	$6.81

Set forth below is a summary of options outstanding at January 31, 2011:

Outstanding				Exercisable
Range of Exercise prices	Options	Weighted Average Exercise Price	Remaining Contractual Life	Options	Weighted Average Exercise Price
$ 2.40 - $5.78	346,416	$2.94	1	346,416	$2.94
$ 6.22 - $9.59	700,692	$7.96	5	529,408	$8.16
$ 9.81 - $11.90	172,075	$11.47	6	134,988	$11.46

	1,219,183			1,010,812

The fair value of each stock option granted was estimated on the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Years Ended January 31,
	2011	2010
Risk-free interest rate	2.11%–2.42%	1.54%–2.12%
Expected life (years)	5	5
Expected volatility	40.66%–41.46%	41.9%
Expected dividend yield	3.35%–3.67%	3.85%–4.39%

The weighted average fair value of options granted during fiscal 2011 and 2010 was $2.11 and $1.36, respectively. As of January 31, 2011, there was $292,830 of unrecognized compensation expense related to the unvested stock options granted under the plans. The expense is to be recognized over a weighted average of two years. Share-based compensation expense has been recognized as follows:

	Years Ended January 31,
	2011	2010
Cost of Sales	$60,457	$72,889
Operating Expenses	272,783	341,510

Total	$333,240	$414,399

As of January 31, 2011, the aggregate intrinsic value (the aggregate difference between the closing stock price of the Company’s common stock on January 31, 2011, and the exercise price of the outstanding options) that would have been received by the option holders if all options had been exercised was $1,825,576 for all exercisable options and $1,946,412 for all options outstanding. The weighted average remaining contractual terms for these options are 3.5 years for options that are exercisable and 4.2 years for all options outstanding. The total aggregate intrinsic value of options exercised during fiscal 2011 and 2010 was $1,094,579 and $271,094, respectively.

Employee Stock Purchase Plan (ESPP): Astro-Med’s ESPP allows eligible employees to purchase shares of common stock at a 15% discount from fair market value on the date of purchase. A total of 247,500 shares were initially reserved for issuance under this plan. Summarized plan activity is as follows:

	Years Ended January 31,
	2011	2010
Shares reserved, beginning	84,518	93,860
Shares purchased	(7,510)	(9,342)

Shares reserved, ending	77,008	84,518

Employee Stock Ownership Plan: Astro-Med has an Employee Stock Ownership Plan (ESOP) providing retirement benefits to all eligible employees. Annual contributions in amounts determined by the Company’s Board of Directors are invested by the ESOP’s Trustees in shares of common stock of Astro-Med. Contributions may be in cash or stock. Astro-Med’s contributions (paid or accrued) amounted to $80,000 in fiscal 2011 and 2010 which were recorded as compensation expense. All shares owned by the ESOP have been allocated to participants.

During the first quarter of fiscal 2011, the Company purchased approximately 200,000 stock options held by certain key executives. The options had an exercise price of $5.45 and were due to expire on March 20, 2010. The purchase price paid by the Company for the options was approximately $250,000, representing the closing price for the Astro-Med’s common stock on March 3, 2010, less a 10% discount and the exercise price for each of the options. The original underlying stock options were granted during fiscal 2000 and there was no unrecognized compensation expense associated with the options. This transaction was charged to equity. The cash settlement of these options during the current quarter was a one-time event, as the Company has not historically settled any options for cash and has no plans to do so again in the future.

Note 8—Income Taxes

The components of income before income taxes are as follows:

	Years Ended January 31,
	2011	2010
Domestic	$1,772,680	$1,758,973
Foreign	1,010,934	1,923,237

	$2,783,614	$3,682,210

The components of the provision for income taxes are as follows:

	Years Ended January 31,
	2011	2010
Current:
Federal	$699,622	$(241,936)
State	170,930	179,686
Foreign	(14,321)	542,723

	856,231	480,473

Deferred:
Federal	(191,938)	233,320
State	(27,024)	155,092
Foreign	84,576	47,478

	(134,386)	435,890

	$721,845	$916,363

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate (34%) to income before income taxes due to the following:

	Years Ended January 31,
	2011	2010
Income tax provision at statutory rate	$946,428	$1,251,951
State taxes, net of federal tax effect	94,978	220,954
Change in valuation allowance	65,202	45,228
Reversal of reserves no longer required	(241,098)	(237,807)
Meals and entertainment	59,580	32,701
Domestic product deduction	(44,162)	(7,002)
Share-based compensation	76,162	74,381
Tax-exempt income	(21,983)	(68,000)
R&D credits	(108,093)	(118,333)
Other, net	(105,169)	(277,710)

	$721,845	$916,363

During 2011, the Company recorded a benefit of $241,000 related to the resolution of a previously uncertain tax position and a benefit of $143,000 as a result of a favorable adjustment in the filing of the prior year’s tax returns. During 2010, the Company recorded a benefit of $335,000 related to the resolution of a previously uncertain tax position as a result of the conclusion of an IRS examination of the Company’s federal returns for fiscal year 2008.

The components of deferred income tax expense arise from various temporary differences and relate to items included in the statement of operations. The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and liabilities at January 31, 2011 and 2010 are as follows:

	January 31,
	2011	2010
Deferred Tax Assets:
Inventory Reserves	$1,507,591	$1,458,849
R&D Credits	244,948	250,847
Vacation Accrual	400,343	373,415
Deferred Service Contract Revenue	300,844	268,002
Reserve for Doubtful Accounts	190,578	172,370
Other	915,280	974,917

	3,559,584	3,498,400
Deferred Tax Liabilities:
Accumulated Tax Depreciation in Excess of Book Depreciation	980,925	875,567
Deferred Tax Gain on Sale of Real Estate	1,235,098	1,235,098
Other	581,865	808,707

	2,797,888	2,919,372

Subtotal	761,696	579,028
Valuation Allowance	(244,948)	(179,749)

Net Deferred Tax Assets	$516,748	$399,279

The valuation allowance at January 31, 2011 relates to certain state R&D tax credit carryforwards which are expected to expire unused.

The Company does not believe it is reasonably possible that any unrecognized tax benefits, accrued interest and penalties could decrease income tax expense in the next year due to either the review of previously filed tax returns or the expiration of certain statutes of limitation. A reconciliation of unrecognized tax benefits, excluding interest and penalties follows:

	2011	2010
Balance at February 1	$875,225	$1,127,452
Increases in prior period tax positions	26,788	—
Increases in current period tax positions	72,140	76,379
Reductions related to lapse of statute of limitations	(247,492)	—
Decreases related to settlements with tax authorities	—	(360,494)
Foreign currency translation adjustments	—	31,888

Balance at January 31	$726,661	$875,225

If the $726,661 is recognized, $488,704 would decrease the effective tax rate in the period in which each of the benefits is recognized and the remainder would be offset by a reversal of deferred tax assets.

During fiscal 2011 and 2010 the Company recognized $60,127 and $64,169, respectively, of potential interest and penalties, which are included as a component of income tax expense in the accompanying statement of operations. At January 31, 2011 and 2010, the Company had accrued potential interest and penalties of $420,317 and $360,191, respectively.

During the third quarter of fiscal 2011, the statute of limitations expired related to a foreign tax return position. As a result, we recorded a benefit of $241,000 related to this foreign tax return position.

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

At January 31, 2011, the Company has indefinitely reinvested $3,865,932 of the cumulative undistributed earnings of its foreign subsidiary, all of which would be subject to U.S. taxes if repatriated to the U.S. Through January 31, 2011, the Company has not provided deferred income taxes on the undistributed earnings of this subsidiary because such earnings are considered to be indefinitely reinvested. Non-U.S. income taxes are, however, provided on these undistributed earnings.

Note 9—Leases and Other Contractual Obligations

Minimum payments under noncancellable operating leases at January 31, 2011 were as follows:

2012	$419,952
2013	298,702
2014	173,353
2015	48,430
2016 and Thereafter	17,459

Minimum Lease Payments	$957,896

The Company incurred rent and lease expenses in the amount of $641,000 and $470,000 for the fiscal years 2011 and 2010, respectively.

The Company has purchase obligations in the amount of $5,119,547 due within one year for goods and services with defined terms as to price, quantity, delivery and termination liability.

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

Summarized below are the Net Sales and Segment Operating Profit (both in dollars and as a percentage of Net Sales) for each reporting segment:

($ in thousands)	Net Sales		Segment Operating Profit		Segment Operating Profit % of Net Sales
	2011	2010	2011	2010	2011	2010
T&M	$14,837	$14,247	$1,200	$1,148	8.1%	8.1%
QuickLabel	39,500	33,294	1,847	2,517	4.7%	7.6%
Grass	16,679	16,490	3,358	2,217	20.1%	13.4%

Total	$71,016	$64,031	6,405	5,882	9.0%	9.2%

Corporate Expenses			3,749	3,919
Gain on Legal Settlement			104	1,391

Operating Income			2,760	3,354
Other Income, Net			24	328

Income Before Income Taxes			2,784	3,682
Income Tax Provision			722	916

Net Income			$2,062	$2,766

No customer accounted for greater than 10% of net sales in fiscal 2011 and 2010.

Other information by segment is presented below:

($ in thousands)	Assets
	2011	2010
T&M	$10,205	$8,275
QuickLabel	21,714	19,761
Grass	11,780	10,860
Corporate*	21,300	25,587

Total	$64,999	$64,483

*	Corporate assets consist of cash and cash equivalents, securities available for sale, income tax accounts and miscellaneous fixed assets.

($ in thousands)	Depreciation and Amortization		Capital Expenditures
	2011	2010	2011	2010
T&M	$455	$484	$324	$330
QuickLabel	751	580	1,664	1,106
Grass	370	415	102	186

Total	$1,576	$1,479	$2,090	$1,622

Geographical Data

Presented below is selected financial information by geographic area:

($ in thousands)	Net Sales		Long-Lived Assets
	2011	2010	2011	2010
United States	$50,614	$44,296	$11,352	$11,580
Europe	12,016	12,164	705	411
Asia	3,450	2,922	—	—
Canada	3,014	2,989	485	—
Central and South America	1,059	1,174	—	—
Other	863	486	—	—

Total	$71,016	$64,031	$12,542	$11,991

Included in long-lived assets is goodwill assigned to the following segments: T&M $0.7 million and Grass $1.6 million at January 31, 2011 and 2010.

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

All contributions are deposited into trust funds. It is the policy of the Company to fund any contributions accrued. The Company’s annual contribution amounts are determined by the Board of Directors. Contributions paid or accrued amounted to $253,362 and $234,239 in fiscal 2011 and 2010, respectively.

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

	January 31,
	2011	2010
Balance, beginning of the year	$260,235	$302,464
Warranties issued	499,906	511,604
Settlements made	(502,059)	(553,833)

Balance, end of the year	$258,082	$260,235

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

The following tables represent the fair value hierarchy for our financial assets (cash equivalents and investments in marketable securities) measured at fair value on a recurring basis:

January 31, 2011	Level 1	Level 2	Level 3	Total
Money market funds	$4,926,983	$—	$—	$4,926,983
State and municipal obligations	12,910,232	—	—	12,910,232

Total	$17,837,215	$—	$—	$17,837,215

January 31, 2010	Level 1	Level 2	Level 3	Total
Money market funds	$8,126,245	$—	$—	$8,126,245
State and municipal obligations	9,116,546	—	—	9,116,546
Governmental obligations	1,249,998	—	—	1,249,998
Auction rate security	—	—	488,670	488,670

Total	$18,492,789	$—	$488,670	$18,981,459

At January 31, 2010, the Level 3 asset consisted of an auction rate security whose underlying assets were backed by municipal assets. While we were continuing to earn interest at the maximum contractual rate, this investment was not trading and therefore did not have a readily determinable market value. The Company used the services of a global investment management and advisory firm to manage its auction rate security position. This investment management firm had developed and implemented a proprietary methodology for pricing auction rate securities using a disciplined discounted cash flow approach to establish fair market valuation. During the current year, this auction rate security was redeemed by our investment advisor at full par value and accordingly, we recorded a realized gain of $11,330 related to this settlement.

The following table provides a summary of changes in fair value of the Company’s auction rate securities:

	January 31, 2011	January 31, 2010
Beginning balance	$488,670	$890,925
Settlement	(500,000)	(500,000)
Realized gain included in net income	11,330	109,075
Unrealized loss included in other comprehensive income (loss)	—	(11,330)

Ending balance	$—	$488,670

Note 16—Litigation Settlement

In November 2009, Astro-Med was awarded a $1,391,000 judgment related to a lawsuit filed by the Company against a former employee and a competitor business. At issue in the lawsuit was the violation of a non-competition agreement which the former employee had signed as a condition of employment with Astro-Med. The $1,391,000 judgment includes both punitive and exemplary damages, as well as attorney fees (all of which have been previously expensed) and related interest earned on the judgment and was recorded as a gain on legal settlement in the accompanying statement of operations and as a receivable in prepaid and other current assets in the accompanying balance sheet for the year ended January 31, 2010. In November 2009, the Company also filed a motion to amend the original judgment to include additional legal fees of $73,000. This motion was granted on February 12, 2010. On February 17, 2010, the Company collected a total of $1,495,000 related to this legal proceeding, which includes the $1,391,000 gain on legal settlement recorded in fiscal 2010 and $104,000 for interest and the additional attorney fees as granted by the February 12, 2010 motion. The $104,000 was recorded as an additional gain on legal settlement in fiscal 2011 and is included gain on legal settlement in the accompanying consolidated statement of operations for the year ended January 31, 2011.

Note 17—Prior Period Adjustments

During the fourth quarter of fiscal 2011, we determined that our accounts payable balance was overstated due to clerical errors in processing which had accumulated over a period of years. In addition, we determined that our income taxes payable balance was overstated due to an error in accounting for refundable income taxes of our subsidiary in Germany. These errors, which arose in periods prior to February 1, 2010, are not considered to be material to previously issued financial statements.

In order to correct these immaterial errors, the Company has revised the accompanying balance sheet as of January 31, 2010, to decrease accounts payable by $498,762, to decrease income tax payable by $107,511 and to decrease current deferred tax assets by $192,622 and has increased beginning balance retained earnings as of February 1, 2009 by $413,651. No adjustments were required to be made to the accompanying fiscal 2010 statements of operations and cash flows as such adjustments were deemed immaterial.

ASTRO-MED, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

Description	Balance at Beginning of Year	Provision Charged to Operations	Deductions(2)	Balance at End of Year
Allowance for Doubtful Accounts(1):
Year Ended January 31,
2011	$518,789	$81,981	$(53,900)	$546,870
2010	$576,735	$70,000	$(127,946)	$518,789

(1)	The allowance for doubtful accounts has been netted against accounts receivable as of the respective balance sheet dates.
(2)	Uncollectible accounts written off, net of recoveries, also includes foreign exchange adjustment.