Form 10-Q
period 2011-04-30
ASTRO MED INC /NEW/
filed 2011-06-01
CIK 8146

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2011

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

Common Stock, $.05 Par Value – 7,289,888 shares

(excluding treasury shares) as of May 20, 2011

ASTRO-MED, INC.

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ASTRO-MED, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	April 30, 2011	January 31, 2011
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$8,165,166	$7,720,135
Securities Available for Sale	12,921,750	12,910,232
Accounts Receivable, net	11,091,702	11,111,974
Inventories	14,324,245	14,404,914
Deferred Tax Assets	2,570,488	2,577,166
Prepaid Expenses and Other Current Assets	1,051,564	975,928

Total Current Assets	50,124,915	49,700,349
PROPERTY, PLANT AND EQUIPMENT	38,786,123	38,148,516
Less Accumulated Depreciation	(26,099,593)	(25,606,561)

Property, Plant and Equipment, net	12,686,530	12,541,955
OTHER ASSETS
Intangible Assets, net	313,472	331,389
Goodwill	2,336,721	2,336,721
Other	91,693	88,799

Total Other Assets	2,741,886	2,756,909

TOTAL ASSETS	$65,553,331	$64,999,213

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts Payable	$2,778,987	$2,748,293
Accrued Compensation	2,295,889	2,179,448
Other Accrued Expenses	1,855,944	1,750,515
Deferred Revenue	735,813	787,988
Income Taxes Payable	89,468	36,979

Total Current Liabilities	7,756,101	7,503,223
Deferred Tax Liabilities	2,073,648	2,060,418
Other Long Term Liabilities	1,146,978	1,146,978

TOTAL LIABILITIES	10,976,727	10,710,619

SHAREHOLDERS’ EQUITY
Common Stock, $.05 Par Value, Authorized 13,000,000 shares; Issued 8,760,598 and 8,660,270 shares at April 30, 2011 and January 31, 2011, respectively	438,034	433,017
Additional Paid-In Capital	36,978,345	36,586,226
Retained Earnings	26,764,299	26,842,890
Treasury Stock, at Cost, 1,470,710 and 1,414,981 shares at April 30, 2011 and January 31, 2011, respectively	(10,261,921)	(9,840,052)
Accumulated Other Comprehensive Income	657,847	266,513

Total Shareholders’ Equity	54,576,604	54,288,594

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$65,553,331	$64,999,213

See Notes to condensed consolidated financial statements (unaudited).

ASTRO-MED, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	April 30, 2011	May 1, 2010
Net Sales	$18,859,989	$17,077,004
Cost of Sales	11,358,701	10,211,860

Gross Profit	7,501,288	6,865,144
Costs and Expenses:
Selling and Marketing	4,565,539	3,840,868
General and Administrative	910,931	1,183,785
Research and Development	1,467,861	1,218,875

Operating Expenses	6,944,331	6,243,528

Operating Income	556,957	621,616

Other Income	150,320	107,277

Income Before Income Taxes	707,277	728,893
Income Tax Provision	275,838	298,846

Net Income	$431,439	$430,047

Net Income per Common Share:
Basic	$0.06	$0.06
Diluted	$0.06	$0.06
Weighted Average Number of Shares Outstanding:
Basic	7,267,310	7,194,296
Diluted	7,416,230	7,474,873
Dividends Declared Per Common Share	$0.07	$0.07

See Notes to condensed consolidated financial statements (unaudited).

ASTRO-MED, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	April 30, 2011	May 1, 2010
Cash Flows from Operating Activities:
Net Income	$431,439	$430,047
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	405,116	394,655
Share-Based Compensation	77,638	96,249
Deferred Income Tax Provision	19,908	8,351
Legal Settlement Receivable	—	1,495,051
Loss on Sale of Securities Available for Sale	—	30,961
Changes in Assets and Liabilities:
Accounts Receivable	20,272	(192,326)
Inventories	80,670	(821,523)
Income Taxes	52,489	112,024
Accounts Payable and Accrued Expenses	75,410	(605,149)
Other	210,319	(456,115)

Net Cash Provided by Operating Activities	1,373,261	492,225
Cash Flows from Investing Activities:
Proceeds from Sales/Maturities of Securities Available for Sale	2,700,000	1,519,039
Purchases of Securities Available for Sale	(2,698,908)	(1,750,000)
Additions to Property, Plant and Equipment	(443,408)	(233,646)

Net Cash Used in Investing Activities	(442,316)	(464,607)
Cash Flows from Financing Activities:
Proceeds from Common Shares Issued Under Employee Benefit Plans and Employee Stock Option Plans	24,116	401,043
Cash Settlement of Stock Options	—	(186,042)
Dividends Paid	(510,030)	(504,003)

Net Cash Used in Financing Activities	(485,914)	(289,002)
Net Increase (Decrease) in Cash and Cash Equivalents	445,031	(261,384)
Cash and Cash Equivalents, Beginning of Period	7,720,135	14,155,096

Cash and Cash Equivalents, End of Period	$8,165,166	$13,893,712

Supplemental Disclosures of Cash Flow Information:
Cash Paid During the Period for Income Taxes, Net of Refunds	$224,159	$202,703

See Notes to condensed consolidated financial statements (unaudited).

ASTRO-MED, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(1) Overview

Headquartered in West Warwick, Rhode Island, Astro-Med Inc. develops and manufactures a broad range of specialty printers and data acquisition systems. Our products are distributed through our own sales force and authorized dealers in the United States. We also sell to customers outside of the United States primarily by using authorized dealers and international sales representatives, who are managed from our foreign sales offices. Astro-Med, Inc. products are sold under the brand names Astro-Med ® Test & Measurement, Grass ® Technologies and QuickLabel ® Systems and are employed around the world in a wide range of aerospace, automotive, communications, chemical, food and beverage, medical, military, industrial, and packaging applications.

Unless otherwise indicated, references to “Astro-Med,” the “Company,” “we,” “our,” and “us” in this Quarterly Report on Form 10-Q refer to Astro-Med, Inc. and its consolidated subsidiaries.

(2) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by Astro-Med pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments consisting of normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the results of the interim periods included herein. These financial statements do not include all disclosures associated with annual financial statements and, accordingly, should be read in conjunction with footnotes contained in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2011.

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

	Three Months Ended
	April 30, 2011	May 1, 2010
Weighted Average Common Shares Outstanding—Basic	7,267,310	7,194,296
Effect of Dilutive Options	148,920	280,577

Weighted Average Common Shares Outstanding—Diluted	7,416,230	7,474,873

For the three months ended April 30, 2011 and May 1, 2010, the diluted per share amounts do not reflect options outstanding of 730,872 and 632,897, respectively, due to their anti-dilutive effect, as the exercise price of the options was greater than the average market price of the underlying stock during the periods presented.

(5) Share-Based Compensation

Astro-Med has one equity incentive plan (the “Plan”) under which incentive stock options, non-qualified stock options, restricted stock and other equity based awards may be granted to officers and certain employees. To date, only options have been granted under the Plan. Options granted to employees vest over four years. An aggregate of 1,000,000 shares were authorized for awards under the Plan. The exercise price of each stock option will be established at the discretion of the Compensation Committee; however, any incentive stock options granted must be at an exercise price of not less than fair market value at the date of grant. The Plan provides for an automatic annual grant of ten-year options to purchase 5,000 shares of stock to each non-employee director upon the adjournment of each annual shareholders’ meeting. Each such option is exercisable at the fair market value as of the grant date and vests immediately prior to the next succeeding annual shareholders’ meeting. At April 30, 2011, 694,175 shares were available for grant under the Plan.

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

The fair value of stock options granted during the three months ended April 30, 2011 and May1, 2010 was estimated using the following assumptions:

	Three Months Ended
	April, 2011	May 1, 2010
Risk Free Interest Rate	2.00%	2.42%
Expected Volatility	39.4%	41.5%
Expected Life (in years)	5.0	5.0
Dividend Yield	3.9%	3.4%

The weighted average fair value per share for options granted was $2.03 during the first quarter of fiscal 2011 compared to $2.12 during the first quarter of fiscal 2010.

Aggregated information regarding stock options granted under the Plan for the three months ended April 30, 2011 is summarized below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Outstanding at January 31, 2011	1,219,183	$7.03	4.2	$1,946,412
Granted	35,000	7.95
Exercised	(98,610)	3.14
Expired or canceled	(7,499)	4.69

Outstanding at April 30, 2011	1,148,074	$7.41	4.5	$1,428,962

Exercisable at April 30, 2011	993,847	$7.40	3.9	$1,351,059

Share-based compensation expense was recognized as follows:

	Three Months Ended
	April 30, 2011	May 1, 2010
Cost of Sales	$14,157	$18,162
Operating Expenses	63,481	78,087

Total	$77,638	$96,249

As of April 30, 2011 there was $288,988 of unrecognized compensation expense related to unvested options.

Astro-Med has an Employee Stock Purchase Plan allowing eligible employees to purchase shares of common stock at a 15% discount from fair value on the date of purchase. A total of 247,500 shares were reserved for issuance under this plan. During the quarter ended April 30, 2011 and May 1, 2010, 1,718 and 1,728 shares respectively, were purchased under this plan. As of April 30, 2011, 75,290 shares remain available.

(6) Comprehensive Income

The Company’s comprehensive income is as follows:

	Three Months Ended
	April 30, 2011	May 1, 2010
Net Income	$431,439	$430,047
Other Comprehensive Income (Loss), net of taxes and reclassification adjustments:
Foreign currency translation adjustments	383,010	(152,774)
Unrealized holding gain arising during the period	8,324	6,540

Other Comprehensive Income (Loss)	391,334	(146,234)

Comprehensive Income	$822,773	$283,813

(7) Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and include material, labor and manufacturing overhead. The components of inventories are as follows:

	April 30, 2011	January 31, 2011
Materials and Supplies	$8,579,421	$8,450,985
Work-In-Process	1,482,781	982,092
Finished Goods	4,262,043	4,971,837

	$14,324,245	$14,404,914

(8) Income Taxes

The Company’s effective tax rates, which are based on the projected effective tax rate for the full year, are as follows:

Three Months Ended
Fiscal 2012	39.0%
Fiscal 2011	41.0%

As of April 30, 2011 and January 31, 2011, the Company’s cumulative unrecognized tax benefits totaled $726,661. There were no developments affecting unrecognized tax benefits during the quarter ended April 30, 2011.

(9) Segment Information

The Company reports three segments consistent with its sales product groups: Test & Measurement (T&M); QuickLabel Systems (QuickLabel) and Grass Technologies (Grass). The Company evaluates segment performance based on the segment profit before corporate expenses.

Summarized below are the Net Sales and Segment Operating Profit for each reporting segment:

	Three Months Ended
	Net Sales		Segment Operating Profit
(In thousands)	April 30, 2011	May 1, 2010	April 30, 2011	May 1, 2010
T&M	$3,749	$3,210	$12	$301
QuickLabel	10,774	10,153	781	652
Grass	4,337	3,714	665	700

Total	$18,860	$17,077	1,458	1,653

Corporate Expenses			901	1,031

Operating Income			557	622
Other Income—Net			150	107

Income Before Income Taxes			707	729
Income Tax Provision			276	299

Net Income			$431	$430

(10) Recent Accounting Pronouncements

Fair Value Measurements

In January 2010, the FASB issued Accounting Standards Update (ASU) 2010-06, “Improving Disclosures About Fair Value Measurement,” which requires reporting entities to make new disclosures about recurring or nonrecurring fair value measurements including significant transfers into and out of Level 1 and Level 2 fair value measurements and information on purchases, sales, issuances and settlements on a gross basis in the reconciliation of Level 3 fair value measurements. ASU 2010-06 is effective for annual periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures which were effective for annual periods beginning after December 15, 2010. The adoption of ASU 2010-06 did not have a material impact on our consolidated financial position or results of operations.

Revenue Recognition

In October 2009, the FASB issued ASU 2009-13, “Revenue Recognition (Topic 605)—Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force” and ASU 2009-14, “Software (Topic 985)—Certain Arrangements That Include Software Elements—a consensus of the FASB Emerging Issues Task Force.” ASU 2009-13 provides amendments to the criteria in Subtopic 605-25 for separating consideration in multiple-deliverable arrangements. The amendments in this update established a selling price hierarchy for determining the selling price of a deliverable. ASU 2009-13 also eliminates the residual method of allocating arrangement consideration and significantly expands the disclosures required for multiple-element revenue arrangements. ASU 2009-14 removes (1) tangible products containing software components and (2) non-software components that function together to deliver the tangible products essential functionality from the scope of software revenue guidance (ASC 965-605). ASU 2009-14 also provides guidance on determining whether software deliverables in an arrangement that includes a tangible product are covered by the scope of the software revenue guidance. We adopted ASU 2009-13 and ASU 2009-14 prospectively for revenue arrangements entered into or materially modified on or after February 1, 2011. Adoption of the new guidance did not have a material impact on our consolidated financial position and results of operations.

Except for the ASU’s discussed above, all other ASUs issued by the FASB as of the filing date of this Quarterly Report on Form 10-Q are not expected to have a material effect on our consolidated financial statements.

(11) Securities Available for Sale

Pursuant to our investment policy, securities available for sale include state and municipal securities with various contractual or anticipated maturity dates ranging from one to thirty months. Securities available for sale are carried at fair value, with unrealized gains and losses reported as a component of accumulated other comprehensive income (loss) in shareholders’ equity until realized. Realized gains and losses from the sale of available for sale securities, if any, are determined on a specific identification basis. A decline in the fair value of any available for sale security below cost that is determined to be other than temporary will result in a write-down of its carrying amount to fair value. No such impairment charges were recorded for any period presented. All short-term investment securities have original maturities greater than 90 days at the time of purchase. The fair value, amortized cost and gross unrealized gains and losses of the securities are as follows:

April 30, 2011	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
State and Municipal Obligations	$12,896,129	$27,524	$(1,903)	$12,921,750

January 31, 2011	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
State and Municipal Obligations	$12,897,221	$15,949	$(2,938)	$12,910,232

(12) Fair Value

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

The following table represents the fair value hierarchy for our financial assets (cash equivalents and investments) measured at fair value on a recurring basis:

April 30, 2011	Level 1	Level 2	Level 3	Total
Money Market Funds	$4,961,110	$—	$—	$4,961,110
State and Municipal Obligations	12,921,750	—	—	12,921,750

Total	$17,882,860	$—	$—	$17,882,860

January 31, 2011	Level 1	Level 2	Level 3	Total
Money Market Funds	$4,926,983	$—	$—	$4,926,983
State and Municipal Obligations	12,910,232	—	—	12,910,232

Total	$17,837,215	$—	$—	$17,837,215

Item 2.

ASTRO-MED, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Business Overview

This section should be read in conjunction with Astro-Med’s Condensed Consolidated Financial Statements included elsewhere herein and our Annual Report on Form 10-K for the fiscal year ended January 31, 2011.

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

Results of Operations

Three Months Ended April 30, 2011 vs. Three Months Ended May 1, 2010

Net sales by product group and current quarter percentage change over prior year for the three months ended April 30, 2011 and May, 2010, were:

(Dollars in thousands)	April 30, 2011	As a % of Net Sales	May 1, 2010	As a % of Net Sales	% Change Over Prior Year
T&M	$3,749	19.9%	$3,210	18.8%	16.8%
QuickLabel	10,774	57.1%	10,153	59.5%	6.1%
Grass	4,337	23.0%	3,714	21.7%	16.8%

Total	$18,860	100.0%	$17,077	100.0%	10.4%

The Company’s current year first quarter sales were $18,860,000, representing a 10.4% increase as compared to the previous year’s first quarter sales of $17,077,000. Sales through the domestic channels for the current quarter were $12,574,000, an increase of 3.3% over the prior year. International shipments for the first quarter of the current year were $6,286,000, representing a 28.2% increase from the previous year. Favorable foreign exchange contributed 3.0% to the current quarter growth in international sales.

Hardware sales in the current quarter were $7,902,000, an increase of 33.2% over the prior year’s first quarter hardware sales of $5,931,000. The increase in hardware sales in the current quarter as compared to the prior year was evident in all three product groups and primarily driven by a 40.0% increase in Grass Technologies’ clinical line of diagnostic systems, especially EEG Systems, as well as a 39.3% increase in sales of QuickLabel digital printers. Also contributing to the increase in current quarter sales was the increased demand for the new TMX line and the 20.3% increase in sales of the Ruggedized product line within T&M product group.

Consumables sales in the current quarter were $9,740,000, an increase of 1.6% over the prior year’s first quarter consumable sales of $9,587,000. A key driver of the increase in consumable sales for the current quarter is a due to the 1.9% increase in sales in the QuickLabel product group as a result of the increase in consumable demand for Vivo! and Zeo! printer supplies related to the growth of the Company’s base of installed printers. Also contributing to the increase was an 8.6% increase in sales of electrodes and cream products in the Grass product group. The current quarter increment in consumable sales was tempered by the 43.7% decrease in chart paper sales in the T&M product group as compared to the prior year’s first quarter.

Service and other revenues of $1,218,000 in the current quarter were down 21.8% from prior year’s first quarter service and other revenue of $1,558,000. The current quarter decrease was primarily due to the decrease in parts and repair revenue as well as service revenue which were down 29.0% and 22.4%, respectively, as compared to prior year’s first quarter.

Current year first quarter gross profit was $7,501,000, an improvement over the prior year’s first quarter gross profit of $6,865,000, and is an outgrowth of higher sales. The Company’s gross profit margin of 39.8% in the current quarter reflects a decrease from the prior year’s first quarter gross profit margin of 40.2%. The lower gross profit margin for the current quarter as compared to prior year is primarily attributable to higher manufacturing costs due to increased material costs.

Operating expenses for the current quarter were $6,944,000, an 11.2% increase from prior year’s first quarter operating expenses of $6,244,000. Specifically, selling and marketing expenses for the current quarter increased 18.9% to $4,566,000 as compared to the previous year’s first quarter selling and marketing expenses of $3,841,000. The increase in selling and marketing for the current quarter was primarily the result of increases in commissions, wages and benefits due to sales and marketing initiatives, as well as foreign exchange. The increase in selling and marketing was also impacted by the increase in travel spending in the current quarter. General and administrative (G&A) expenses decreased 23.1% to $911,000 in the first quarter of the current year as compared to prior year’s first quarter G&A expenses of $1,184,000. The decrease in G&A was primarily due to a decrease in professional service fees and outside services as compared to the prior year’s first quarter spending. Spending on research & development (R&D) in the first quarter of the current year of $1,468,000 represents a 20.4% increase compared to prior year’s first quarter spending of $1,219,000 primarily due to the increase in prototype spending. The current quarter spending in R&D represents 7.8% of sales, an increase from the prior year’s first quarter level of 7.1%.

First quarter income from operations is $557,000, a 10.5% decrease as compared to the prior year’s first quarter operating income of $622,000. Operating margin for the first quarter of the current year of 3.0% is also down compared to the prior year’s first quarter margin of 3.6%. The lower operating income and related margin is primarily attributable to higher manufacturing cost due to material cost increases and increased selling and marketing and R&D expenses during the current quarter.

Other income during the first quarter was $150,000 compared to $107,000 in the first quarter of the previous year. The increase for the current quarter was primarily due to higher investment income, as well as foreign exchange gain recognized in the current quarter due to the weakening of the U.S. dollar as compared to the same period in the prior year. Prior year first quarter other income includes a $104,000 gain on legal settlement for interest and attorney fees recognized as a result of damages collected from a lawsuit filed against a former employee and competitor business.

In the first quarter of the current year, the Company recognized an income tax expense of $276,000, reflecting an effective tax rate of 39.0%, as compared to the prior year’s first quarter income tax expense of $299,000, reflecting an effective tax rate of 41.0%. The lower effective tax rate for the current quarter is related to the R&D tax credit that is available to the Company this year.

The Company reported $431,000 in net income for the first quarter of the current year, reflecting a return on sales of 2.3% and generating EPS of $0.06 per diluted share. On a comparative basis, prior year’s first quarter recognized net income of $430,000, reflecting a return on sales of 2.5% and an EPS of $0.06 per diluted share.

Segment Analysis

The Company reports three segments consistent with its sales product groups: Test & Measurement (T&M); QuickLabel Systems (QuickLabel) and Grass Technologies (Grass). The Company evaluates segment performance based on the segment profit before corporate and financial administration expenses.

Summarized below are the Net Sales and Segment Operating Profit for each reporting segment:

	Three Months Ended
	Net Sales		Segment Operating Profit
(In thousands)	April 30, 2011	May 1, 2010	April 30, 2011	May 1, 2010
T&M	$3,749	$3,210	$12	$301
QuickLabel	10,774	10,153	781	652
Grass	4,337	3,714	665	700

Total	$18,860	$17,077	1,458	1,653

Corporate Expenses			901	1,031

Operating Income			557	622
Other Income—Net			150	107

Income Before Income Taxes			707	729
Income Tax Provision			276	299

Net Income			$431	$430

Test & Measurement—T&M

Sales revenues from the T&M product group were $3,749,000 for the first quarter of the current fiscal year, representing a 16.8% increase as compared to sales of $3,210,000 for the same period in the prior year. The increase is primarily attributable to the demand for the new TMX product line as well as the double-digit growth in the Ruggedized printer product line. Despite T&M’s higher sales in the first quarter, segment operating profit decreased 96.0% to $12,000, resulting in a 0.3% profit margin as compared to the prior year’s first quarter segment operating profit of $301,000 and related operating margin of 9.4%. The lower segment operating profit and related margin for the current quarter was due to higher manufacturing costs, specifically material cost, which increased $74,000 as compared to the first quarter of the prior year, and higher R&D expenses related to new product development costs which increased $243,000 as compared to the first quarter of the prior year.

QuickLabel Systems—QuickLabel

Sales revenues from the QuickLabel Systems product group were $10,774,000 in the first quarter of the current fiscal year, representing a 6.1% increase as compared to sales of $10,153,000 in the same quarter of the prior year. The increase in sales is primarily due to the increase in QuickLabel’s hardware line of printers, driven by the growth in the digital color printer line with particular contribution of sales from the new Vivo! Touch product line. Current quarter revenue from QuickLabel’s consumable product line also increased over the same period in the previous year and was driven by an increase in the sales of Vivo! and Zeo! supplies. QuickLabel’s current quarter segment operating profit was $781,000, reflecting a profit margin of 7.2% compared to prior year’s first quarter segment profit of $652,000 and related profit margin of 6.4%. The increase in QuickLabel’s current year’s segment operating profit and related margin is due to increased sales and favorable product mix.

Grass Technologies—Grass

Sales revenues in the first quarter of the current year for the Grass group were $4,337,000, representing a 16.8% increase as compared to prior year’s first quarter sales of $3,714,000. The increase in sales is primarily attributable to the Grass Clinical products lines, where sales were up 40.0% over the prior year, as particularly evident in the EEG and Long Term Monitoring product lines sales. Despite the increase in sales, segment operating profits decreased 5.0% in the current quarter, with the segment achieving an operating profit margin of 15.3% as compared to a segment operating profit margin of 18.8% reported in the first quarter of the prior year. This decrease in segment operating profit and related margin for the current quarter is primarily due to higher manufacturing costs due to material cost, which increased $70,000 as compared to the first quarter of the prior year and higher operating expenses, particularly selling and R&D expenses which increased $55,000 as compared to the first quarter of the prior year.

Financial Condition and Liquidity

The Company believes that cash provided by operations will continue to be sufficient to meet operating and capital needs for at least the next twelve months. However, in the event that cash from operations is not sufficient, the Company has a substantial cash and short term marketable securities balance as well as a $5.0 million revolving bank line of credit, all of which is currently available. Borrowings under this line of credit bear interest at either a fluctuating rate equal to 75 basis points below the base rate, as defined in the agreement, or at a fixed rate equal to 150 basis points above LIBOR. As of April 30, 2011, the Company held $21,087,000 in cash and current marketable securities.

The Company’s statements of cash flows for the three months ended April 30, 2011 and May 1, 2010 are included on page 5. Net cash flows provided by operating activities was $1,373,000 in the current year compared to net cash provided by operating activities of $492,000 in the previous year. The increase in cash flow provided in the first quarter of the current year as compared to the same period in the previous year is primarily related to lower working capital requirements. Accounts receivables decreased to $11,092,000 at the end of the first quarter as compared to $11,112,000 at year-end and the accounts receivable collection cycle decreased to 47 days sales outstanding at the end of the quarter as compared to 54 days outstanding at year end. Inventory balances decreased to $14,324,000 at the end of the first quarter compared to $14,405,000 at year end while inventory days on hand also decreased to 113 days on hand at the end of the current quarter from 124 days at year end. The Company also utilized cash to acquire property, plant and equipment of $443,000, primarily to expand its consumable manufacturing capacity. Cash was also used during the current quarter to pay cash dividends of $510,000.

The Company’s backlog increased 8.5% to $7,717,000 at the end of the first quarter from a backlog of $7,114,000 at year-end.

Critical Accounting Policies, Commitments and Certain Other Matters

In the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2011, the Company’s most critical accounting policies and estimates upon which our financial status depends were identified as those relating to revenue recognition, warranty claims, bad debts, inventories, income taxes, long-lived assets, goodwill and share-based compensation. We considered the disclosure requirements of Financial Release (“FR”) 60 (“FR-60”) regarding critical accounting policies and FR-61 regarding liquidity and capital resources, certain trading activities and related party/certain other disclosures, and concluded that nothing materially changed during the quarter that would warrant further disclosure under these releases.

Forward-Looking Statements

This Quarterly Report on Form 10-Q may contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are not statements of historical fact, but rather reflect our current expectations concerning future events and results. We generally use the words “believes,” “expects,” “intends,” “plans,” “anticipates,” “likely,” “continues,” “may,” “will,” and similar expressions to identify forward-looking statements. Such forward-looking statements, including those concerning our expectations, involve risks, uncertainties and other factors, some of which are beyond our control, which may cause our actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements. Factors which could cause actual results to differ materially from those anticipated include, but are not limited to (a) general economic, financial and business conditions; (b) declining demand in the test and measurement markets, especially defense and aerospace; (c) competition in the specialty printer industry; (d) ability to develop market acceptance of our products and effective design of customer required features; (e) competition in the data acquisition industry; (f) competition in the neurophysiology industry; (g) the impact of changes in foreign currency exchange rates on the results of operations; (h) the ability to successfully integrate acquisitions; (i) the business abilities and judgment of personnel and changes in business strategy; (j) the efficacy of research and development investments to develop new products; (k) the launching of significant new products which could result in unanticipated expenses; (l) bankruptcy or other financial problems at major suppliers or customers that could cause disruptions in the Company’s supply chain or difficulty in collecting amounts owed by such customers; (m) and other risks included under “Item 1A-Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended January 31, 2011. We assume no obligation to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by law.

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

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended January 31, 2011, which could materially affect our business, financial condition or future operating results. The risks described in our Annual Report on 10-K are not the only risks that we face, as additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating result as well as adversely affect the value of our investments in our common stock.

There have been no material updates to the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On August 16, 2004, the Company announced that its Board of Directors had approved the repurchase of 600,000 shares of common stock. This is an ongoing authorization without any expiration date

During the first quarter of fiscal 2012, the Company made the following repurchases of its common stock:

	Total Number of Shares Repurchased		Average Price paid Per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Be Purchased Under The Plans or Programs
February 1 – February 26	—			$—	—	254,089
February 27 – March 26	55,729	(a)(b)		$7.57	—	254,089
March 27 – April 30	—		$		—	254,089

(a)	On March 18, 2011, the Company’s Chief Executive Officer delivered 51,831 shares of the Company’s common stock to satisfy the exercise price for 85,250 stock options exercised. The shares delivered were valued at $7.57 per share and are included with treasury stock in the consolidated balance sheet. This transaction did not impact the number of shares authorized for repurchase under the Company’s current repurchase program.

(b)	On March 18, 2011, the Company’s Chief Financial Officer delivered 3,898 shares of the Company’s common stock to satisfy the exercise price for 9,407 stock options exercised. The shares delivered were valued at $7.57 per share and are included with treasury stock in the consolidated balance sheet. This transaction did not impact the number of shares authorized for repurchase under the Company’s current repurchase program.

Item 6.	Exhibits

The following exhibits are filed as part of this report on Form 10-Q:

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASTRO-MED, INC. (Registrant)

Date: June 1, 2011	By	/s/ Albert W. Ondis
Albert W. Ondis, Chairman and Chief Executive Officer (Principal Executive Officer)

	By	/s/ Joseph P. O’Connell
Joseph P. O’Connell Senior Vice President, Treasurer and Chief Financial Officer (Principal Financial Officer)