Form 10-Q
period 2011-07-30
ASTRO MED INC /NEW/
filed 2011-09-08
CIK 8146

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 30, 2011

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

Common Stock, $.05 Par Value – 7,295,674 shares

(excluding treasury shares) as of September 2, 2011

ASTRO-MED, INC.

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ASTRO-MED, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	July 30, 2011	January 31, 2011
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$9,540,061	$7,720,135
Securities Available for Sale	10,688,536	12,910,232
Accounts Receivable, net	12,499,775	11,111,974
Inventories	13,902,781	14,404,914
Deferred Tax Assets	2,570,713	2,577,166
Prepaid Expenses and Other Current Assets	1,270,148	975,928

Total Current Assets	50,472,014	49,700,349
PROPERTY, PLANT AND EQUIPMENT	38,897,159	38,148,516
Less Accumulated Depreciation	(26,452,225)	(25,606,561)

Property, Plant and Equipment, net	12,444,934	12,541,955
OTHER ASSETS
Intangible Assets, net	295,555	331,389
Goodwill	2,336,721	2,336,721
Other	109,553	88,799

Total Other Assets	2,741,829	2,756,909

TOTAL ASSETS	$65,658,777	$64,999,213

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts Payable	$2,167,971	$2,748,293
Accrued Compensation	2,153,523	2,179,448
Other Accrued Expenses	2,053,974	1,750,515
Deferred Revenue	710,600	787,988
Income Taxes Payable	328,101	36,979

Total Current Liabilities	7,414,169	7,503,223
Deferred Tax Liabilities	2,074,340	2,060,418
Other Long Term Liabilities	1,146,978	1,146,978

TOTAL LIABILITIES	10,635,487	10,710,619

SHAREHOLDERS’ EQUITY
Common Stock, $.05 Par Value, Authorized 13,000,000 shares; Issued 8,765,869 and 8,660,270 shares at July 30, 2011 and January 31, 2011, respectively	438,298	433,017
Additional Paid-In Capital	37,039,399	36,586,226
Retained Earnings	27,299,572	26,842,890
Treasury Stock, at Cost, 1,470,710 and 1,414,981 shares at July 30, 2011 and January 31, 2011, respectively	(10,261,921)	(9,840,052)
Accumulated Other Comprehensive Income	507,942	266,513

Total Shareholders’ Equity	55,023,290	54,288,594

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$65,658,777	$64,999,213

See Notes to condensed consolidated financial statements (unaudited).

ASTRO-MED, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three Months Ended		Six Months Ended
	July 30, 2011	July 31, 2010	July 30, 2011	July 31, 2010
Net Sales	$20,335,676	$17,753,057	$39,195,665	$34,830,060
Cost of Sales	12,434,648	10,728,926	23,793,350	20,940,786

Gross Profit	7,901,028	7,024,131	15,402,315	13,889,274
Costs and Expenses:
Selling and Marketing	4,526,112	4,276,478	9,091,650	8,117,346
General and Administrative	964,210	1,064,193	1,875,141	2,247,978
Research and Development	1,187,406	1,135,337	2,655,268	2,354,212

Operating Expenses	6,677,728	6,476,008	13,622,059	12,719,536

Operating Income	1,223,300	548,123	1,780,256	1,169,738

Other Income (Expense)	296,962	(1,043)	447,282	106,235

Income Before Income Taxes	1,520,262	547,080	2,227,538	1,275,973
Income Tax Provision	474,423	224,303	750,260	523,149

Net Income	$1,045,839	$322,777	$1,477,278	$752,824

Net Income per Common Share:
Basic	$0.14	$0.04	$0.20	$0.10
Diluted	$0.14	$0.04	$0.20	$0.10
Weighted Average Number of Shares Outstanding:
Basic	7,292,986	7,300,722	7,280,211	7,247,802
Diluted	7,445,536	7,505,203	7,423,539	7,488,323
Dividends Declared Per Common Share	$0.07	$0.07	$0.14	$0.14

See Notes to condensed consolidated financial statements (unaudited).

ASTRO-MED, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Six Months Ended
	July 30, 2011	July 31, 2010
Cash Flows from Operating Activities:
Net Income	$1,477,278	$752,824
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	816,251	809,797
Share-Based Compensation	118,246	174,505
Deferred Income Tax Provision	20,375	12,509
Life Insurance Proceeds Receivable	(301,697)	—
Legal Settlement Receivable	—	1,495,051
Loss (Gain) on Sale of Securities Available for Sale	—	30,961
Changes in Assets and Liabilities:
Accounts Receivable	(1,387,801)	(950,171)
Inventories	502,134	(1,563,214)
Income Taxes	480,959	(74,796)
Accounts Payable and Accrued Expenses	(505,154)	(419,268)
Other	(27,441)	(66,737)

Net Cash Provided by Operating Activities	1,193,150	201,461
Cash Flows from Investing Activities:
Proceeds from Sales/Maturities of Securities Available for Sale	5,880,000	5,649,039
Purchases of Securities Available for Sale	(3,646,025)	(6,380,000)
Additions to Property, Plant and Equipment	(631,427)	(1,365,364)

Net Cash Provided (Used) by Investing Activities	1,602,548	(2,096,325)
Cash Flows from Financing Activities:
Proceeds from Common Shares Issued Under Employee Benefit Plans and Employee Stock Option Plans	44,824	492,696
Cash Settlement of Stock Options	—	(186,044)
Dividends Paid	(1,020,596)	(1,014,351)

Net Cash Used in Financing Activities	(975,772)	(707,699)
Net Increase (Decrease) in Cash and Cash Equivalents	1,819,926	(2,602,563)
Cash and Cash Equivalents, Beginning of Period	7,720,135	14,155,096

Cash and Cash Equivalents, End of Period	$9,540,061	$11,552,533

Supplemental Disclosures of Cash Flow Information:
Cash Paid During the Period for Income Taxes, Net of Refunds	$255,706	$595,121

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

	Three Months Ended		Six Months Ended
	July 30, 2011	July 31, 2010	July 30, 2011	July 31, 2010
Weighted Average Common Shares Outstanding – Basic	7,292,986	7,300,722	7,280,211	7,247,802
Effect of Dilutive Options	152,550	204,481	143,328	240,521

Weighted Average Common Shares Outstanding – Diluted	7,445,536	7,505,203	7,423,539	7,488,323

For the three and six months ended July 30, 2011, the diluted per share amounts do not reflect options outstanding of 615,769 and 736,590, respectively. For the three and six months ended July 31, 2010, the diluted per share amounts do not reflect options outstanding of 782,346 and 719,408, respectively. These outstanding options were not included, due to their anti-dilutive effect, as the exercise price of the options was greater than the average market price of the underlying stock during the periods presented.

(5) Share-Based Compensation

Astro-Med has one equity incentive plan (the “Plan”) under which incentive stock options, non-qualified stock options, restricted stock and other equity based awards may be granted to officers and certain employees. To date, only options have been granted under the Plan. Options granted to employees vest over four years. An aggregate of 1,000,000 shares were authorized for awards under the Plan. The exercise price of each stock option will be established at the discretion of the Compensation Committee; however, any incentive stock options granted must be at an exercise price of not less than fair market value at the date of grant. The Plan provides for an automatic annual grant of ten-year options to purchase 5,000 shares of stock to each non-employee director upon the adjournment of each annual shareholders’ meeting. Each such option is exercisable at the fair market value as of the grant date and vests immediately prior to the next succeeding annual shareholders’ meeting. During the second quarter of fiscal 2012, 15,000 options were awarded to non-employee directors pursuant to the Plan. At July 30, 2011, 688,044 shares were available for grant under the Plan.

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

The fair value of stock options granted during the six months ended July 30, 2011 and July 31, 2010 was estimated using the following assumptions:

	Six Months Ended
	July 30, 2011	July 31, 2010
Risk Free Interest Rate	1.8% - 2.0%	2.11% - 2.42%
Expected Volatility	39.1% - 39.4%	41.3%
Expected Life (in years)	5.0	5.0
Dividend Yield	3.6% - 3.9%	3.4%

The weighted average fair value per share for options granted was $2.03 during the first quarter of fiscal 2012 and $2.05 during the second quarter of fiscal 2012 compared to $2.12 and $2.06 during the first and second quarters of fiscal 2011.

Aggregated information regarding stock options granted under the Plan for the six months ended July 30, 2011 is summarized below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Outstanding at January 31, 2011	1,219,183	$7.03	4.2	$1,946,412
Granted	50,000	7.96
Exercised	(102,322)	3.13
Expired or canceled	(19,769)	7.25

Outstanding at July 30, 2011	1,147,092	$7.42	4.0	$1,459,139

Exercisable at July 30, 2011	1,000,684	$7.41	3.4	$1,377,293

Share-based compensation expense was recognized as follows:

	Three Months Ended		Six Months Ended
	July 30, 2011	July 31, 2010	July 30, 2011	July 31, 2010
Cost of Sales	$7,119	$13,996	$21,276	$32,158
Operating Expenses	33,489	64,260	96,970	142,347

Total	$40,608	$78,256	$118,246	$174,505

As of July 30, 2011 there was $260,961 of unrecognized compensation expense related to unvested options.

Astro-Med has an Employee Stock Purchase Plan allowing eligible employees to purchase shares of common stock at a 15% discount from fair value on the date of purchase. A total of 247,500 shares were reserved for issuance under this plan. During the quarters ended July 30, 2011 and July 31, 2010, 1,559 and 1,939 shares respectively, were purchased under this plan. During the six months ended July 30, 2011 and July 31, 2010, 3,277 and 3,667 shares respectively, were purchased under this plan. As of July 30, 2011, 73,731 shares remain available.

(6) Comprehensive Income

The Company’s comprehensive income is as follows:

	Three Months Ended		Six Months Ended
	July 30, 2011	July 31, 2010	July 30, 2011	July 31, 2010
Net Income	$1,045,839	$322,777	$1,477,278	$752,824
Other Comprehensive Income (Loss), net of taxes and reclassification adjustments:
Foreign currency translation adjustments	(149,686)	(69,674)	233,324	(222,448)
Unrealized holding gain (loss) arising during the period	(219)	7,506	8,105	14,046

Other Comprehensive Income (Loss)	(149,905)	(62,168)	241,429	(208,402)

Comprehensive Income	$895,934	$260,609	$1,718,707	$544,422

(7) Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and include material, labor and manufacturing overhead. The components of inventories are as follows:

	July 30, 2011	January 31, 2011
Materials and Supplies	$8,746,452	$8,450,985
Work-In-Process	1,258,574	982,092
Finished Goods	3,897,755	4,971,837

	$13,902,781	$14,404,914

(8) Income Taxes

The Company’s effective tax rates for the periods, which are based on the projected effective tax rate for the full year, are as follows:

	Three Months Ended	Six Months Ended
Fiscal 2012	31.2%	33.7%
Fiscal 2011	41.0%	41.0%

As of July 30, 2011 and January 31, 2011, the Company’s cumulative unrecognized tax benefits totaled $726,661. There were no developments affecting unrecognized tax benefits during the three and six months ended July 30, 2011.

(9) Segment Information

The Company reports three segments consistent with its sales product groups: Test & Measurement (T&M); QuickLabel Systems (QuickLabel) and Grass Technologies (Grass). The Company evaluates segment performance based on the segment profit before corporate expenses.

Summarized below are the Net Sales and Segment Operating Profit for each reporting segment:

	Three Months Ended				Six Months Ended
	Net Sales		Segment Operating Profit		Net Sales		Segment Operating Profit
(In thousands)	July 30, 2011	July 31, 2010	July 30, 2011	July 31, 2010	July 30, 2011	July 31, 2010	July 30, 2011	July 31, 2010
T&M	$4,477	$3,617	$861	$417	$8,226	$6,827	$873	$718
QuickLabel	11,238	10,102	627	405	22,012	20,256	1,408	1,056
Grass	4,621	4,034	745	654	8,958	7,747	1,410	1,355

Total	$20,336	$17,753	2,233	1,476	$39,196	$34,830	3,691	3,129

Corporate Expenses			1,010	928			1,911	1,959

Operating Income			1,223	548			1,780	1,170
Other Income (Expense) — Net			297	(1)			448	106

Income Before Income Taxes			1,520	547			2,228	1,276
Income Tax Provision			474	224			751	523

Net Income			$1,046	$323			$1,477	$753

(10) Recent Accounting Pronouncements

Comprehensive Income

In June 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2011-05, “Presentation of Comprehensive Income,” which requires companies to present the components of net income and other comprehensive income either as one continuous statement or as two consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. While ASU-2011-05 changes the presentation of comprehensive income, it does not change the components that are recognized in net income or comprehensive income under current accounting guidance. This amended guidance is effective for fiscal years, and interim periods within those years, ending December 15, 2011, and must be applied retroactively. Since ASU 2011-05 impacts presentation only, the adoption of this guidance will not have any effect on our consolidated financial position or results of operations.

Fair Value Measurements

In May 2011, the FASB issued ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs,” which is intended to improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and IFRS. ASU 2011-04 does not extend the use of fair value accounting, but provides guidance on how it should be applied where its use is already required or permitted by other standards within U.S. GAAP or IFRSs. ASU 2011-04 changes the wording used to describe many requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. Additionally, ASU 2011-04 clarifies the FASB’s intent about the application of existing fair value measurement. This update is effective for annual periods beginning after December 15, 2011. We do not expect the provisions of ASU 2011-04 to have a material effect on our consolidated financial position or results of operations.

In January 2010, the FASB issued ASU 2010-06, “Improving Disclosures About Fair Value Measurement,” which requires reporting entities to make new disclosures about recurring or nonrecurring fair value measurements including significant transfers into and out of Level 1 and Level 2 fair value measurements and information on purchases, sales, issuances and settlements on a gross basis in the reconciliation of Level 3 fair value measurements. ASU 2010-06 is effective for annual periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures which were effective for annual periods beginning after December 15, 2010. The adoption of ASU 2010-06 did not have a material effect on our consolidated financial position or results of operations.

Revenue Recognition

In October 2009, the FASB issued ASU 2009-13, “Revenue Recognition (Topic 605)—Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force” and ASU 2009-14, “Software (Topic 985)—Certain Arrangements That Include Software Elements—a consensus of the FASB Emerging Issues Task Force.” ASU 2009-13 provides amendments to the criteria in Subtopic 605-25 for separating consideration in multiple-deliverable arrangements. The amendments in this update established a selling price hierarchy for determining the selling price of a deliverable. ASU 2009-13 also eliminates the residual method of allocating arrangement consideration and significantly expands the disclosures required for multiple-element revenue arrangements. ASU 2009-14 removes (1) tangible products containing software components and (2) non-software components that function together to deliver the tangible products essential functionality from the scope of software revenue guidance (ASC 965-605). ASU 2009-14 also provides guidance on determining whether software deliverables in an arrangement that includes a tangible product are covered by the scope of the software revenue guidance. We adopted ASU 2009-13 and ASU 2009-14 prospectively for revenue arrangements entered into or materially modified on or after February 1, 2011. Adoption of the new guidance did not have a material effect on our consolidated financial position and results of operations.

Except for the ASU’s discussed above, all other ASUs issued by the FASB as of the filing date of this Quarterly Report on Form

10-Q are not expected to have a material effect on our consolidated financial statements.

(11) Securities Available for Sale

Pursuant to our investment policy, securities available for sale include state and municipal securities with various contractual or anticipated maturity dates ranging from one to twenty-nine months. Securities available for sale are carried at fair value, with unrealized gains and losses reported as a component of accumulated other comprehensive income (loss) in shareholders’ equity until realized. Realized gains and losses from the sale of available for sale securities, if any, are determined on a specific identification basis. A decline in the fair value of any available for sale security below cost that is determined to be other than temporary will result in a write-down of its carrying amount to fair value. No such impairment charges were recorded for any period presented. All short-term investment securities have original maturities greater than 90 days. The fair value, amortized cost and gross unrealized gains and losses of the securities are as follows:

July 30, 2011	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
State and Municipal Obligations	$10,663,246	$28,988	$(3,698)	$10,688,536

January 31, 2011	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
State and Municipal Obligations	$12,897,221	$15,949	$(2,938)	$12,910,232

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

The fair value hierarchy is summarized as follows:

•	Level 1 — Quoted prices in active markets for identical assets or liabilities;

•

Level 2 — Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and

•	Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The following table represents the fair value hierarchy for our financial assets (cash equivalents and investments) measured at fair value on a recurring basis:

July 30, 2011	Level 1	Level 2	Level 3	Total
Money Market Funds	$6,230,506	$—	$—	$6,230,506
State and Municipal Obligations	10,688,536	—	—	10,688,536

Total	$16,919,042	$—	$—	$16,919,042

January 31, 2011	Level 1	Level 2	Level 3	Total
Money Market Funds	$4,926,983	$—	$—	$4,926,983
State and Municipal Obligations	12,910,232	—	—	12,910,232

Total	$17,837,215	$—	$—	$17,837,215

(14) Life Insurance Proceeds

During the second quarter of fiscal 2012, we recognized income on key-man life insurance proceeds of $300,000. This income is included in other income in the accompanying consolidated statement of operations for the three and six month periods ended July 30, 2011.

(15) Litigation Settlement

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

Results of Operations

Three Months Ended July 30, 2011 vs. Three Months Ended July 31, 2010

Net sales by product group and current quarter percentage change over prior year for the three months ended July 30, 2011 and July 31, 2010 were:

(Dollars in thousands)	July 30, 2011	As a % of Net Sales	July 31, 2010	As a % of Net Sales	% Change Over Prior Year
T&M	$4,477	22.0%	$3,617	20.4%	23.8%
QuickLabel	11,238	55.3%	10,102	56.9%	11.2%
Grass	4,621	22.7%	4,034	22.7%	14.6%

Total	$20,336	100.0%	$17,753	100.0%	14.5%

The Company achieved record sales of $20,336,000 for the current year second quarter, representing a 14.5% increase as compared to the previous year’s second quarter sales of $17,753,000 and a 7.8% improvement over current year first quarter sales of $18,860,000. Sales through the domestic channels for the current quarter were $14,275,000, an increase of 13.3% over the prior year. International shipments for the second quarter of the current year were $6,061,000, representing a 17.6% increase from the previous year. Current year’s second quarter international sales include a $450,000 favorable impact due to foreign exchange rates.

Hardware sales in the current quarter were $9,382,000, an increase of 33.7% as compared to prior year’s second quarter sales of $7,019,000 and an 18.7% improvement over the current year first quarter sales of $7,902,000. The increase in hardware sales was evident in all three product groups, as all three groups achieved double-digit growth with T&M current quarter hardware sales of $4,050,000, a 37.3% increase compared to prior year’s second quarter sales of $2,950,000; QuickLabel current quarter hardware sales of $2,443,000, a 53.5% increase compared to prior year’s second quarter sales of $1,592,000 and Grass Technologies current quarter hardware sales of $2,889,000, a 16.6% increase compared to prior year’s second quarter sales of $2,477,000.

Consumables sales in the current quarter were $9,704,000, representing a nominal decrease over current year first quarter consumable sales of $9,740,000, but an increase of 2.5% over the prior year’s second quarter consumable sales of $9,464,000. The increase in consumable sales for the current quarter as compared to prior year’s second quarter was primarily attributable to sales of digital color printer supplies within the QuickLabel product group, which were up 31.8%. Also contributing to the current quarter increase was the 11.2% increase in sales of Grass Technologies’ electrodes and cream products as compared to the prior year’s second quarter. This overall increase was slightly tempered by the 51.9% decrease in sales of chart paper within the T&M group, and a 6.3% decrease in sales of QuickLabel’s Thermal Transfer Ribbon product line as compared to prior year’s second quarter, due to a lower installed base of these printers.

Service and other revenues of $1,250,000 in the current quarter were slightly down from prior year’s second quarter service and other revenues of $1,270,000, primarily due to the decrease in repair revenue during the quarter. This decrease was slightly offset by an increase in service revenue during the current year second quarter as compared to the same period in the prior year.

Current year second quarter gross profit was $7,901,000, reflecting an improvement over both the current year first quarter gross profit of $7,501,000 and the prior year’s second quarter gross profit of $7,024,000. The Company’s gross profit margin of 38.9% in the current quarter reflects a decline from the prior year’s second quarter gross profit margin of 39.6%. The lower gross profit margin for the current quarter as compared to prior year is primarily attributable to higher material costs.

Operating expenses for the current quarter were $6,678,000, a 3.1% increase from prior year’s second quarter operating expenses of $6,476,000. Specifically, selling and marketing expenses for the current quarter increased 5.8% to $4,526,000 as compared to the previous year’s second quarter selling and marketing expenses of $4,277,000. The increase in selling and marketing for the current quarter was primarily due to increases in personnel cost, as well as an increase in commissions due to increased sales and new marketing initiatives. General and administrative (G&A) expenses decreased 9.4% to $964,000 in the second quarter of the current year as compared to prior year’s second quarter G&A expenses of $1,064,000. The decrease in G&A was primarily due to a decrease in professional service fees. Investment in research & development (R&D) in the second quarter of the current year of $1,188,000 represents a 4.7% increase compared to prior year’s second quarter investment of $1,135,000. The current quarter spending in R&D represents 5.8% of sales, a decline from the prior year’s second quarter level of 6.4%.

Second quarter operating income of $1,223,000 more than doubled as compared to the prior year’s second quarter operating income of $548,000. Operating margin for the second quarter of the current year of 6.0% has nearly doubled as compared to the prior year’s second quarter margin of 3.1%.

Other income during the second quarter was $297,000 compared to other expense of $1,000 in the second quarter of the previous year. The increase was primarily due to $300,000 of income recognized in the current quarter related to the disposition of a key-man life insurance policy.

The provision for federal and state income taxes for the second quarter of the current year was $474,000 reflecting an effective tax rate of 31.2%. This result compares to the prior year’s second quarter income tax expense of $224,000 reflecting an effective tax rate of 41.0%. The lower effective tax rate for the second quarter of the current year as compared to the prior year is primarily due to a discrete benefit related to key-man life insurance proceeds recognized in the current quarter.

The Company reported $1,046,000 in net income for the second quarter of the current year, reflecting a return on sales of 5.1% and generating EPS of $0.14 per diluted share, which includes $0.04 per diluted share related to income of $300,000 from life insurance proceeds recognized in the current quarter. Excluding the $300,000 of income from life insurance proceeds in the current quarter, return on sales would be 3.7%. On a comparative basis, prior year’s second quarter recognized net income of $323,000 reflecting a return on sales of 1.8% and an EPS of $0.04 per diluted share.

Six Months Ended July 30, 2011 vs. Six Months Ended July 31, 2010

Net sales by product group and current quarter percentage change over prior year for the six months ended July 30, 2011 and July 31, 2010 were:

(Dollars in thousands)	July 31, 2011	As a % of Net Sales	July 31, 2010	As a % of Net Sales	% Change Over Prior Year
T&M	$8,226	21.0%	$6,827	19.6%	20.5%
QuickLabel	22,012	56.2%	20,256	58.2%	8.7%
Grass	8,958	22.8%	7,747	22.2%	15.6%

Total	$39,196	100.0%	$34,830	100.0%	12.5%

Net sales for the six month period of the current fiscal year were $39,196,000, a 12.5% increase as compared to sales of $34,830,000 as reported for the first six months of the prior fiscal year. Sales through the domestic channels for the first six months of the current year were $26,849,000, an 8.4% increase from the prior year. International sales for the first six months of the current year of $12,347,000 includes a favorable impact of $641,000 due to foreign exchange rates and reflects a 22.8% increase as compared to the prior year.

The Company’s hardware sales were $17,284,000 in the first six months of fiscal 2012, a 33.5% increase as compared to the same period in the prior year. All three product groups experienced double-digit hardware growth in the current year with T&M hardware sales for the first six months of the current year of $7,326,000, a 34.9% increase compared to prior year’s sales of $5,430,000; QuickLabel hardware sales for the first six months of the current year of $4,285,000, a 47.1% increase compared to prior year’s sales of $2,913,000 and Grass Technologies hardware sales for the first six months of the current year of $5,673,000, a 23.1% increase compared to prior year’s sales of $4,607,000.

Consumables sales first six months of the current year were $19,444,000, representing an increase of 2.1% over the prior year’s consumable sales of $19,051,000. The overall increase in consumable sales for the first six months of the current year was primarily attributable to sales of digital color printer supplies within the QuickLabel product group, which were up 25.6% as compared to the prior year. Also contributing to the current quarter increase was a 9.9% increase in sales of Grass Technologies’ electrodes and cream products as compared to the prior year. This overall increase was tempered by somewhat lower sales of chart paper within the T&M group, as well as lower sales of QuickLabel’s Thermal Transfer Ribbon product lines.

Service and other revenues of $2,468,000 in the first six months of fiscal 2012 were down 12.8% from prior year’s service and other revenues of $2,829,000, primarily due to the decrease in repair revenue, as well as a decrease in parts revenue.

The Company achieved $15,402,000 in gross profit for the first six months of fiscal 2012 and generated a gross profit margin of 39.3% as compared to prior year’s gross profit of $13,889,000 and related gross profit margin of 39.9%. The decline in gross profit margin for the first six months of the current year is due to higher manufacturing costs.

Operating expenses in the first six months of the current year were $13,622,000, representing a 7.1% increase from the prior year. Selling and marketing expenses for the first six months of the current year increased 12.0% from the prior year to $9,092,000 with the increase traceable primarily to higher personnel cost, as well as increased commissions and outside service spending. R&D spending for the current six months is $2,655,000, representing a 12.8% increase as compared with prior year R&D spending of $2,354,000. Spending in R&D represents 6.8% of sales for the first six months of both the current and prior year. General and administrative (G&A) expenses for the first six months of the current year were $1,875,000, a 16.6% decrease from the prior year. The lower spending level for G&A in the current year is mainly attributed to the lower professional services spending.

The Company earned $1,780,000 in operating income during the first six months of fiscal year 2012, as compared to $1,170,000 for the same period in the prior year. On a margin basis, this year’s operating income reflects an operating margin of 4.5% on sales compared to prior year’s operating margin of 3.4%.

Other income realized during the first six months of the current fiscal year is $447,000 as compared to the other income of $106,000 reported in the previous year. This increased level of other income for the current year is a result of income recognized of $300,000 related to the disposition of a key-man life insurance policy. Also, increases in investment income, as well as foreign exchange gains recognized in the current year contributed to the increase over the prior year. Other income for the first six months of fiscal 2011 includes a $104,000 gain on legal settlement for interest and attorney fees recognized as a result of damages collected from a lawsuit filed against a former employee and competitor business.

The Company has provided federal and state income tax expense of $750,000 for the six month period ended July 30, 2011. This year’s provision reflects an effective tax rate of 33.7%, down from the prior year’s effective tax rate of 41.0%. The lower effective tax rate in fiscal 2012 as compared to the prior year is primarily due to a discrete benefit recognized related to the key-man life insurance proceeds received in the current year.

Net income earned during the first six months of the current fiscal year was $1,477,000, a sharp increase from prior year’s first six months of net income of $753,000, and reflects a return on sales of 3.8%. This year’s net income resulted in an EPS of $0.20 per diluted share, which includes $0.04 per diluted share related to $300,000 of income from key-man life insurance proceeds recognized in the current year. Excluding the $300,000 of income from life insurance proceeds in the current year, return on sales would be 3.0%. On a comparative basis, prior year’s first six months net income reflected a return on sales of 2.2% and generated an EPS of $0.10 per diluted share.

Segment Analysis

The Company reports three segments consistent with its sales product groups: Test & Measurement (T&M); QuickLabel Systems (QuickLabel) and Grass Technologies (Grass). The Company evaluates segment performance based on the segment profit before corporate and financial administration expenses.

Summarized below are the Net Sales and Segment Operating Profit for each reporting segment:

	Three Months Ended				Six Months Ended
	Net Sales		Segment Operating Profit		Net Sales		Segment Operating Profit
(In thousands)	July 30, 2011	July 31, 2010	July 30, 2011	July 31, 2010	July 30, 2011	July 31, 2010	July 30, 2011	July 31, 2010
T&M	$4,477	$3,617	$861	$417	$8,226	$6,827	$873	$718
QuickLabel	11,238	10,102	627	405	22,012	20,256	1,408	1,056
Grass	4,621	4,034	745	654	8,958	7,747	1,410	1,355

Total	$20,336	$17,753	2,233	1,476	$39,196	$34,830	3,691	3,129

Corporate Expenses			1,010	928			1,911	1,959

Operating Income			1,223	548			1,780	1,170
Other Income (Expense) — Net			297	(1)			448	106

Income Before Income Taxes			1,520	547			2,228	1,276
Income Tax Provision			474	224			751	523

Net Income			$1,046	$323			$1,477	$753

Test & Measurement—T&M

Sales revenues from the Test & Measurement product group were $4,477,000 for the second quarter of the current fiscal year, representing a 23.8% increase as compared to sales of $3,617,000 for the same period in the prior year. The increase is primarily attributable to sales of the Ruggedized product line. The significant improvement in Ruggedized product sales for the second quarter is due to the increase in shipments of contracted orders. The current quarter increase is slightly tempered by decreases in the traditional recorder hardware business, as well as a decrease in service and other revenue. T&M’s second quarter segment operating profit increased to $861,000 resulting in a 19.2% profit margin as compared to the prior year’s segment operating profit of $417,000 and related operating margin of 11.5%. The improvement in both segment operating profit and related margin was due to higher sales, favorable sales product mix and lower operating expenses.

For the first six months of the current fiscal year, sales revenues of the T&M product group were $8,226,000, a 20.5% increase as compared to sales of $6,827,000 for the same period of the previous year. The increase in sales is primarily attributable to the 60.0% increase in sales of Ruggedized product line. The increase in Ruggedized sales is due to the increase in shipment of contracted orders for the first half of fiscal 2012. Also contributing to the overall increase are sales of T&M’s traditional recorder hardware business, including the new TMX product line. T&M’s current year sales increase was slightly tempered by a decrease in T&M’s consumable product line. T&M current year’s segment operating profit of $873,000 represents a 21.6% increase from the prior year’s segment operating profit of $718,000 and provided an operating profit margin of 10.6%, a slight increase from the prior year’s margin of 10.5%. The increase in T&M current year’s segment operating profit margin is traceable to higher sales and favorable product mix.

QuickLabel Systems—QuickLabel

Sales revenues from the QuickLabel Systems product group were $11,238,000 in the second quarter of the current year as compared to $10,102,000 in the same quarter of the prior year. The increase in sales is primarily due to the hardware product line which increased 53.6% from the prior year. Within the hardware line, sales of the Vivo! and Zeo! line of products, which includes the new Vivo! Touch, increased 117.0%, from the same period in the prior year. Also contributing to the hardware sales increase for the current quarter were sales of monochromatic printers, as current quarter sales increased 38.7% as compared to the same period in the prior year. The consumable product line also contributed to the overall current quarter increase in sales, with a 3.0% increase compared to the prior year sales. QuickLabel’s current quarter segment operating profit was $627,000, reflecting a profit margin of 5.6% and an increase from prior year’s second quarter segment profit of $405,000 and related profit margin of 4.0%. The increase in QuickLabel’s current year’s segment operating profit and related margin is due to higher sales and favorable product mix.

The QuickLabel product group had sales revenue of $22,012,000 for the first six months of the current fiscal year as compared with $20,256,000 in sales revenues reported for the same period in the prior year. The increase in current year’s sales is primarily attributed to the hardware product lines which increased 47.1% from the prior year. Within the hardware line, sales of the Vivo! and Zeo! product lines, which includes the new Vivo! Touch, made a significant contribution to the overall growth rate, for the first six months of the current year. Current year revenues from QuickLabel’s consumable product lines also represents a slight increase over the previous year as sales, with the majority of the increase attributable to the increase in sales of Vivo! and Zeo! supplies. Segment operating profit margin of 6.4% for the first six months of the current year has increased as compared to a 5.2% for the same period of the previous year. The increase in profit margins is due to higher sales and favorable product mix.

Grass Technologies—Grass

Sales revenues in the second quarter of the current year for the Grass group were $4,621,000 representing a 14.6% increase as compared to prior year’s second quarter sales of $4,034,000. The increase in sales is primarily attributable to sales in the Clinical hardware line, as current quarter sales were up 30.4% over prior year’s second quarter sales of $1,771,000. The increase is particularly evident in the EEG and Long-Term Monitoring product lines. Also contributing to the increase in sales for the current quarter are the consumable products of electrodes and creams, which have increased 11.2%, as compared to the prior year sales. The increase in current quarter Grass sales was slightly tempered by the 18.0% decrease in Research hardware product line sales, which have been adversely affected by the economic downturn and lower funding sources currently being experienced by hospitals, laboratories and research facilities. Segment operating profits increased $91,000 or 13.9% in the current quarter, with the segment achieving an operating profit margin of 16.1% as compared to a segment operating profit margin of 16.2% as reported in the second quarter of the prior year. The lower segment operating profit margin is primarily due to product mix and higher manufacturing costs.

Grass sales were $8,958,000 for the six months of the current year, an increase of 15.6% as compared to sales of $7,747,000 for the same period of the prior year. The year over year increase is primarily attributed to sales of the Clinical hardware product lines, which have increased 34.9%. Within the Clinical hardware product line, current year EEG sales increased 84.1%, while the Long Term Monitoring product line sales increased 25.0% as compared to the same period in the prior year. This increase was slightly tempered by a decline in the sales of Grass’ Research hardware product line, as current year sales have decreased 7.3% as compared to the prior year. Segment operating profit increased 4.1 % to $1,410,000, resulting in a 15.7% operating profit margin as compared to prior year’s segment operating profit margin of 17.5%. The decline in segment margin is primarily due to an increase in selling and marketing expenses.

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

The Company’s statements of cash flows for the six months ended July 30, 2011 and July 31, 2010 are included on page 5. Net cash flows provided by operating activities was $1,193,000 in the current year compared to net cash provided by operating activities of $201,000 in the previous year. The improved cash flow provided in the second quarter of the current year as compared to the same period in the previous year is primarily related to higher net income and lower inventory balances. Inventory decreased to $13,903,000 at the end of the second quarter compared to $14,405,000 at year end and inventory days on hand also decreased to 101 days on hand at the end of the current quarter from 124 days at year end. The increase in cash provided by operations for the second quarter was tempered by the increase in accounts receivable. Accounts receivables increased to $12,500,000 at the end of the second quarter as compared to $11,112,000 at year-end and the accounts receivable collection cycle increased to 55 days sales outstanding at the end of the quarter as compared to 54 days outstanding at year end.

The Company’s cash, cash equivalents and investments at the end of the second quarter totaled $20,229,000 compared to $20,630,000 at year end. The lower cash and investment position resulted from an increase in accounts receivable, as noted above, as well as cash used to acquire property, plant and equipment of $631,000 and to pay cash dividends of $1,021,000 offset by insurance proceeds of $300,000.

The Company’s backlog increased 12.4% to $7,998,000 at the end of the second quarter from a backlog of $7,114,000 at year-end.

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

During the second quarter of fiscal 2012, the Company made the following repurchases of its common stock:

	Total Number of Shares Repurchased	Average Price paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Be Purchased Under The Plans or Programs
May 1 – May 28	—	$—	—	254,089
May 29 – June 25	—	$—	—	254,089
June 26 – July 30	—	$—	—	254,089

On August 22, 2011 the Company’s Board of Directors approved an increase in the number of shares authorized for repurchase from 254,089 to 500,000.

Item 6.	Exhibits

The following exhibits are filed as part of this report on Form 10-Q:

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASTRO-MED, INC. (Registrant)

Date: September 8, 2011	By	/s/ Everett V. Pizzuti
Everett V. Pizzuti,
President and Chief Executive Officer (Principal Executive Officer)

	By	/s/ Joseph P. O’Connell
Joseph P. O’Connell,
Senior Vice President, Treasurer and Chief Financial Officer (Principal Financial Officer)