Form 10-Q
period 2011-10-29
ASTRO MED INC /NEW/
filed 2011-12-06
CIK 8146

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 29, 2011

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

Common Stock, $.05 Par Value – 7,396,728 shares

(excluding treasury shares) as of November 30, 2011

ASTRO-MED, INC.

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ASTRO-MED, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	October 29, 2011	January 31, 2011
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$10,655,057	$7,720,135
Securities Available for Sale	11,376,791	12,910,232
Accounts Receivable, net	11,350,148	11,111,974
Inventories	13,606,992	14,404,914
Deferred Tax Assets	3,088,885	2,577,166
Prepaid Expenses and Other Current Assets	975,769	975,928

Total Current Assets	51,053,642	49,700,349
PROPERTY, PLANT AND EQUIPMENT	39,180,832	38,148,516
Less Accumulated Depreciation	(26,785,886)	(25,606,561)

Property, Plant and Equipment, net	12,394,946	12,541,955
OTHER ASSETS
Intangible Assets, net	277,639	331,389
Goodwill	2,336,721	2,336,721
Other	108,685	88,799

Total Other Assets	2,723,045	2,756,909

TOTAL ASSETS	$66,171,633	$64,999,213

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts Payable	$2,068,584	$2,748,293
Accrued Compensation	2,427,542	2,179,448
Other Accrued Expenses	1,932,715	1,750,515
Deferred Revenue	595,293	787,988
Income Taxes Payable	447,072	36,979

Total Current Liabilities	7,471,206	7,503,223
Deferred Tax Liabilities	2,360,654	2,060,418
Other Long Term Liabilities	1,178,516	1,146,978

TOTAL LIABILITIES	11,010,376	10,710,619

SHAREHOLDERS’ EQUITY
Common Stock, $.05 Par Value, Authorized 13,000,000 shares; Issued 8,926,578 and 8,660,270 shares at October 29, 2011 and January 31, 2011, respectively	446,333	433,017
Additional Paid-In Capital	37,510,974	36,586,226
Retained Earnings	27,582,855	26,842,890
Treasury Stock, at Cost, 1,543,720 and 1,414,981 shares at October 29, 2011 and January 31, 2011, respectively	(10,788,983)	(9,840,052)
Accumulated Other Comprehensive Income	410,078	266,513

Total Shareholders’ Equity	55,161,257	54,288,594

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$66,171,633	$64,999,213

See Notes to condensed consolidated financial statements (unaudited).

ASTRO-MED, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three Months Ended		Nine Months Ended
	October 29, 2011	October 30, 2010	October 29, 2011	October 30, 2010
Net Sales	$19,568,600	$18,329,000	$58,764,264	$53,159,060
Cost of Sales	11,554,870	10,928,429	35,348,220	31,869,215

Gross Profit	8,013,730	7,400,571	23,416,044	21,289,845
Costs and Expenses:
Selling and Marketing	4,554,875	4,231,926	13,646,526	12,349,272
General and Administrative	1,009,145	1,078,942	2,884,286	3,326,920
Research and Development	1,261,632	1,382,696	3,916,899	3,736,909

Operating Expenses	6,825,652	6,693,564	20,447,711	19,413,101

Operating Income	1,188,078	707,007	2,968,333	1,876,744

Other (Expense) Income	(68,663)	24,157	378,619	130,392

Income Before Income Taxes	1,119,415	731,164	3,346,952	2,007,136
Income Tax Provision (Benefit)	319,428	(61,137)	1,069,688	462,012

Net Income	$799,987	$792,301	$2,277,264	$1,545,124

Net Income per Common Share:
Basic	$0.11	$0.11	$0.31	$0.21
Diluted	$0.11	$0.11	$0.31	$0.21
Weighted Average Number of Shares Outstanding:
Basic	7,339,639	7,334,589	7,300,167	7,276,835
Diluted	7,420,835	7,491,981	7,422,787	7,488,343
Dividends Declared Per Common Share	$0.07	$0.07	$0.21	$0.21

See Notes to condensed consolidated financial statements (unaudited).

ASTRO-MED, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Nine Months Ended
	October 29, 2011	October 30, 2010
Cash Flows from Operating Activities:
Net Income	$2,277,264	$1,545,124
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	1,192,466	1,179,678
Share-Based Compensation	161,242	253,025
Deferred Income Tax Benefit	(211,483)	(22,956)
Legal Settlement	—	1,495,051
Loss on Sale of Securities Available for Sale	—	30,961
Changes in Assets and Liabilities:
Accounts Receivable	(238,174)	(1,664,901)
Inventories	797,922	(1,925,228)
Income Taxes	676,916	(323,274)
Accounts Payable and Accrued Expenses	(442,110)	423,410
Other	(138,675)	58,638

Net Cash Provided by Operating Activities	4,075,368	1,049,528
Cash Flows from Investing Activities:
Proceeds from Sales/Maturities of Securities Available for Sale	8,905,000	6,149,039
Purchases of Securities Available for Sale	(7,366,676)	(6,980,000)
Additions to Property, Plant and Equipment	(970,867)	(1,925,588)

Net Cash Provided (Used) by Investing Activities	567,457	(2,756,549)
Cash Flows from Financing Activities:
Proceeds from Common Shares Issued Under Employee Benefit Plans and Employee Stock Option Plans, Net of Payment of Minimum Tax Withholdings	(170,604)	411,010
Purchase of Treasury Stock	—	(272,682)
Cash Settlement of Stock Options	—	(186,031)
Dividends Paid	(1,537,299)	(1,529,703)

Net Cash Used in Financing Activities	(1,707,903)	(1,577,406)
Net Increase (Decrease) in Cash and Cash Equivalents	2,934,922	(3,284,427)
Cash and Cash Equivalents, Beginning of Period	7,720,135	14,155,096

Cash and Cash Equivalents, End of Period	$10,655,057	$10,870,669

Supplemental Disclosures of Cash Flow Information:
Cash Paid During the Period for Income Taxes, Net of Refunds	$553,599	$861,546

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

	Three Months Ended		Nine Months Ended
	October 29, 2011	October 30, 2010	October 29, 2011	October 30, 2010
Weighted Average Common Shares Outstanding – Basic	7,339,639	7,334,589	7,300,167	7,276,835
Effect of Dilutive Options	81,196	157,392	122,620	211,508

Weighted Average Common Shares Outstanding – Diluted	7,420,835	7,491,981	7,422,787	7,488,343

For the three and nine months ended October 29, 2011, the diluted per share amounts do not reflect options outstanding of 679,890 and 664,690, respectively. For the three and nine months ended October 30, 2010, the diluted per share amounts do not reflect options outstanding of 782,346. These outstanding options were not included, due to their anti-dilutive effect, as the exercise price of the options was greater than the average market price of the underlying stock during the periods presented.

(5) Share-Based Compensation

Astro-Med has one equity incentive plan (the “Plan”) under which incentive stock options, non-qualified stock options, restricted stock and other equity based awards may be granted to directors, officers and certain employees. To date, only options have been granted under the Plan. Options granted to employees vest over four years. An aggregate of 1,000,000 shares were authorized for awards under the Plan. The exercise price of each stock option will be established at the discretion of the Compensation Committee; however, any incentive stock options granted must be at an exercise price of not less than fair market value at the date of grant. The Plan provides for an automatic annual grant of ten-year options to purchase 5,000 shares of stock to each non-employee director upon the adjournment of each annual shareholders’ meeting. Each such option is exercisable at the fair market value as of the grant date and vests immediately prior to the next succeeding annual shareholders’ meeting. During the third quarter of fiscal 2012, 5,000 options were granted to Mitchell Quain in connection with his election as a member of Astro-Med’s Board of Directors. At October 29, 2011, 683,444 shares were available for grant under the Plan.

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

The fair value of stock options granted during the nine months ended October 29, 2011 and October 30, 2010 was estimated using the following assumptions:

	Nine Months Ended
	October 29, 2011	October 30, 2010
Risk Free Interest Rate	0.9% - 2.0%	2.11% - 2.42%
Expected Volatility	39.1% - 39.4%	41.3%
Expected Life (in years)	5.0	5.0
Dividend Yield	3.5% - 3.9%	3.4%

The weighted average fair value per share for options granted was $2.03, $2.05, and $1.86 during the first, second, and third quarters of fiscal 2012, respectively. On a comparative basis, the weighted average fair value per share for options granted was $2.12 and $2.06 during the first and second quarters of fiscal 2011. No options were granted during the third quarter of fiscal 2011.

Aggregated information regarding stock options granted under the Plan for the nine months ended October 29, 2011 is summarized below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Outstanding at January 31, 2011	1,219,183	$7.03	4.2	$1,946,412
Granted	55,000	7.91
Exercised	(261,821)	2.86
Expired or canceled	(96,669)	8.64

Outstanding at October 29, 2011	915,693	$8.11	4.8	$504,557

Exercisable at October 29, 2011	764,685	$8.23	4.1	$454,711

Share-based compensation expense was recognized as follows:

	Three Months Ended		Nine Months Ended
	October 29, 2011	October 30, 2010	October 29, 2011	October 30, 2010
Cost of Sales	$7,119	$13,996	$28,395	$46,154
Operating Expenses	35,877	64,524	132,847	206,871

Total	$42,996	$78,520	$161,242	$253,025

As of October 29, 2011 there was $227,744 of unrecognized compensation expense related to unvested options.

Astro-Med has an Employee Stock Purchase Plan allowing eligible employees to purchase shares of common stock at a 15% discount from fair value on the date of purchase. A total of 247,500 shares were reserved for issuance under this plan. During the quarters ended October 29, 2011 and October 30, 2010, 1,210 and 1,993 shares respectively, were purchased under this plan. During the nine months ended October 29, 2011 and October 30, 2010, 4,487 and 5,660 shares respectively, were purchased under this plan. As of October 29, 2011, 72,521 shares remain available.

(6) Comprehensive Income

The Company’s comprehensive income is as follows:

	Three Months Ended		Nine Months Ended
	October 29, 2011	October 30, 2010	October 29, 2011	October 30, 2010
Net Income	$799,987	$792,301	$2,277,264	$1,545,124
Other Comprehensive Income (Loss), net of taxes and reclassification adjustments:
Foreign currency translation adjustments	(92,983)	155,480	140,341	(66,968)
Unrealized holding gain (loss) arising during the period	(4,882)	(1,945)	3,223	12,101

Other Comprehensive Income (Loss)	(97,865)	153,535	143,564	(54,867)

Comprehensive Income	$702,122	$954,836	$2,420,828	$1,490,257

(7) Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and include material, labor and manufacturing overhead. The components of inventories are as follows:

	October 29, 2011	January 31, 2011
Materials and Supplies	$8,515,142	$8,450,985
Work-In-Process	1,260,846	982,092
Finished Goods	3,831,004	4,971,837

	$13,606,992	$14,404,914

(8) Income Taxes

The Company’s effective tax rates for the periods, which are based on the projected effective tax rate for the full year, are as follows:

	Three Months Ended	Nine Months Ended
Fiscal 2012	28.5%	32.0%
Fiscal 2011	(8.4)%	23.0%

During the third quarter of fiscal 2012, we recognized an income tax expense of approximately $319,000 which included an expense of $432,000 on the quarter’s pre-tax income and a benefit of $113,000 related to the difference between the prior year’s tax provision and the actual returns as filed. During the third quarter of fiscal 2011, we recognized an income tax benefit of approximately $61,000, which included an expense of $340,000 on the quarter’s pre-tax income, a benefit of $251,000 related to the favorable resolution of a previously uncertain tax position and a benefit of $150,000 related to the difference between the prior year’s tax provision and the actual returns as filed.

During the nine months ended October 29, 2011, we recognized an income tax expense of approximately $1,070,000, which included an expense of $1,183,000 on the nine month’s pre-tax income and a benefit of $113,000 related the difference between the prior year’s tax provision and the actual returns as filed. During the nine months ended October 30, 2010, we recognized an income tax expense of approximately $462,000, which included an expense of $863,000 on the nine month’s pre-tax income, a benefit of $251,000 related to the favorable resolution of a previously uncertain tax position and a benefit of $150,000 related the difference between the prior year’s tax provision and the actual returns as filed.

As of October 29, 2011, the Company’s cumulative unrecognized tax benefits totaled $758,200 compared to $726,661 as of January 31, 2011. There were no developments affecting unrecognized tax benefits during the three and nine months ended October 29, 2011.

(9) Segment Information

The Company reports three segments consistent with its sales product groups: Test & Measurement (T&M); QuickLabel Systems (QuickLabel) and Grass Technologies (Grass). The Company evaluates segment performance based on the segment profit before corporate expenses.

Summarized below are the Net Sales and Segment Operating Profit for each reporting segment:

	Three Months Ended				Nine Months Ended
	Net Sales		Segment Operating Profit		Net Sales		Segment Operating Profit
(In thousands)	October 29, 2011	October 30, 2010	October 29, 2011	October 30, 2010	October 29, 2011	October 30, 2010	October 29, 2011	October 30, 2010
T&M	$4,325	$4,137	$595	$192	$12,550	$10,964	$1,469	$910
QuickLabel	10,352	9,851	392	575	32,364	30,107	1,798	1,631
Grass	4,892	4,341	1,176	894	13,850	12,088	2,587	2,250

Total	$19,569	$18,329	2,163	1,661	$58,764	$53,159	5,854	4,791

Corporate Expenses			975	954			2,886	2,914

Operating Income			1,188	707			2,968	1,877
Other (Expense) Income — Net			(69)	24			379	130

Income Before Income Taxes			1,119	731			3,347	2,007
Income Tax Provision (Benefit)			319	(61)			1,070	462

Net Income			$800	$792			$2,277	$1,545

(10) Recent Accounting Pronouncements

Goodwill

In September 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) 2011-08, “Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment” which is intended to reduce the complexity and costs related to the testing goodwill for impairment. ASU 2011-08 allows an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment in order to determine whether it is necessary to perform the two-step quantitative goodwill impairment test already included in Topic 350. An entity will no longer be required to calculate the fair value of a reporting unit unless the entity determines, based on its qualitative assessment, that it is more likely than not that the fair value of the reporting unit is less than its carrying amount. ASU 2011-08 also expands upon the examples of events and circumstances that an entity should consider between annual impairment tests in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. This amended guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. We do not expect the adoption of ASU 2011-08 to have a material effect on our consolidated financial position or results of operations.

Comprehensive Income

In June 2011, the FASB issued ASU 2011-05, “Presentation of Comprehensive Income,” which requires entities to present the components of net income and other comprehensive income either as one continuous statement or as two consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in shareholders’ equity. While ASU-2011-05 changes the presentation of comprehensive income, it does not change the components that are recognized in net income or comprehensive income under current accounting guidance. This amended guidance is effective for fiscal years, and interim periods within those years, ending December 15, 2011, and must be applied retroactively. Since ASU 2011-05 impacts presentation only, the adoption of this guidance will not have any effect on our consolidated financial position or results of operations.

Fair Value Measurements

In May 2011, the FASB issued ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs,” which is intended to improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and IFRS. ASU 2011-04 does not extend the use of fair value accounting, but provides guidance on how it should be applied where its use is already required or permitted by other standards within U.S. GAAP or IFRSs. ASU 2011-04 changes the wording used to describe many requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. Additionally, ASU 2011-04 clarifies the FASB’s intent about the application of existing fair value measurement. This update is effective for interim and annual periods beginning after December 15, 2011. We do not expect the provisions of ASU 2011-04 to have a material effect on our consolidated financial position or results of operations.

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

(11) Securities Available for Sale

Pursuant to our investment policy, securities available for sale include state and municipal securities with various contractual or anticipated maturity dates ranging from one to twenty-six months. Securities available for sale are carried at fair value, with unrealized gains and losses reported as a component of accumulated other comprehensive income (loss) in shareholders’ equity until realized. Realized gains and losses from the sale of available for sale securities, if any, are determined on a specific identification basis. A decline in the fair value of any available for sale security below cost that is determined to be other than temporary will result in a write-down of its carrying amount to fair value. No such impairment charges were recorded for any period presented. All short-term investment securities have original maturities greater than 90 days. The fair value, amortized cost and gross unrealized gains and losses of the securities are as follows:

October 29, 2011	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
State and Municipal Obligations	$11,358,898	$20,251	$(2,358)	$11,376,791

January 31, 2011	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
State and Municipal Obligations	$12,897,221	$15,949	$(2,938)	$12,910,232

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

The following table represents the fair value hierarchy for our financial assets (cash equivalents and investments) measured at fair value on a recurring basis:

October 29, 2011	Level 1	Level 2	Level 3	Total
Money Market Funds	$5,851,869	$—	$—	$5,851,869
State and Municipal Obligations	11,376,791	—	—	11,376,791

Total	$17,228,660	$—	$—	$17,228,660

January 31, 2011	Level 1	Level 2	Level 3	Total
Money Market Funds	$4,926,983	$—	$—	$4,926,983
State and Municipal Obligations	12,910,232	—	—	12,910,232

Total	$17,837,215	$—	$—	$17,837,215

(14) Life Insurance Proceeds

During the second quarter of fiscal 2012, we recognized income on key-man life insurance proceeds of $300,000. This income is included in other income in the accompanying consolidated statement of operations for the nine month period ended October 29, 2011.

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

Results of Operations

Three Months Ended October 29, 2011 vs. Three Months Ended October 30, 2010

Net sales by product group and current quarter percentage change over prior year for the three months ended October 29, 2011 and October 30, 2010 were:

(Dollars in thousands)	October 29, 2011	As a % of Net Sales	October 30, 2010	As a % of Net Sales	% Change Over Prior Year
T&M	$4,325	22.1%	$4,137	22.6%	4.5%
QuickLabel	10,352	52.9%	9,851	53.7%	5.1%
Grass	4,892	25.0%	4,341	23.7%	12.7%

Total	$19,569	100.0%	$18,329	100.0%	6.8%

The Company’s current year third quarter sales were $19,569,000, a 6.8% improvement over prior year’s third quarter sales of $18,329,000. Sales through the domestic channels for the current quarter were $14,127,000, an increase of 5.9% over the prior year. International shipments for the third quarter of the current year were $5,442,000, representing a 9.0% increase from the previous year. Current year’s third quarter international sales include a $125,000 favorable impact due to foreign exchange rates.

Hardware sales in the current quarter were $8,356,000, a 6.2% improvement over the prior year’s third quarter sales of $7,869,000. With the exception of T&M’s Recorder product line, the increase in hardware sales was evident in all three product groups. However, T&M’s other product line, Ruggedized printers & switches, posted a double-digit increment over the prior year’s third quarter sales of Ruggedized products. Quick Label’s hardware sales for the third quarter of the current year were up 9.2% over the prior year’s sales. Grass Technologies’ current quarter hardware sales increased 10.0% from prior year.

Consumables sales in the current quarter were $9,873,000, representing an increase of 7.1% over the prior year’s third quarter consumable sales of $9,215,000. The increase in consumable sales for the current quarter as compared to prior year’s third quarter was primarily attributable to sales of digital color printer supplies within the QuickLabel product group, which were up 55.9%. Also contributing to the current quarter increase were the sales of Grass electrodes and cream products which increased 18.0%. This overall increase was slightly tempered by the decrease in sales of QuickLabel’s thermal transfer ribbon product lines as compared to prior year’s third quarter, due to a decline in the installed base of thermal transfer printers.

Service and other revenues of $1,340,000 in the current quarter increased 7.6% compared to prior year’s third quarter service and other revenues of $1,245,000, primarily due to the increase in repair and service revenue during the quarter.

Gross profit for the third quarter of the current year was $8,014,000, reflecting an 8.3% improvement over the prior year’s third quarter gross profit of $7,401,000. The Company’s gross profit margin of 41.0% in the current quarter reflects an increase as compared to prior year’s third quarter gross profit margin of 40.4%. The increase in gross profit margin for the current quarter as compared to prior year is primarily attributable to favorable product mix and lower manufacturing costs.

Operating expenses for the current quarter were $6,826,000, a 2.0% increase from prior year’s third quarter operating expenses of $6,694,000. Specifically, selling and marketing expenses for the current quarter increased 7.6% to $4,555,000 as compared to the previous year’s third quarter selling and marketing expenses of $4,232,000. The increase in selling and marketing for the current quarter was primarily due to increases in personnel related costs, as well as an increase in rental and leasing expenses due to the expansion of both our German and Canadian facilities. General and administrative (G&A) expenses decreased 6.5% to $1,009,000 in the third quarter of the current year as compared to prior year’s third quarter G&A expenses of $1,079,000. The decrease in G&A was primarily due to a decrease in wages, as well as a benefit recognized on the reversal of the sales based incentive earn out accrual which did not reach its negotiated sales goal. Investment in research & development (R&D) in the third quarter of the current year of $1,262,000 represents an 8.7% decrease compared to prior year’s third quarter investment of $1,383,000. The decrease in R&D for the current quarter was primarily due to the decline in third party research and development. The current quarter spending in R&D represents 6.4% of sales, a decline from the prior year’s third quarter level of 7.5%.

Third quarter operating income of $1,188,000 increased 68.0% as compared to the prior year’s third quarter operating income of $707,000. Operating margin for the third quarter of the current year was 6.1% as compared to the prior year’s third quarter margin of 3.9%. The increase in both operating profit dollars and related margin for the current quarter is due to increased sales and favorable product mix.

Other expense during the third quarter of the current year were $69,000 compared to other income of $24,000 in the third quarter of the previous year. The decrease was primarily due to unfavorable foreign exchange.

The provision for federal and state income taxes for the second quarter of the current year was $319,000 reflecting an effective tax rate of 28.5%. The effective tax rate for the third quarter of the current year is a result of the $113,000 tax benefit related to the difference between the prior year’s tax provision and the actual returns as filed. This result compares to the prior year’s third quarter income tax benefit of $61,000 reflecting an effective tax rate of negative 8.4%. The prior year’s third quarter tax benefit is due to the recognition of $251,000 related to the favorable resolution of a previously uncertain tax position and $150,000 related to difference between the prior year’s tax provision and the actual returns as filed.

The Company reported $800,000 in net income for the third quarter of the current year, reflecting a return on sales of 4.1% and generating EPS of $0.11 per diluted share. Included in net income is a tax benefit of $113,000 or $0.02 per diluted share related to favorable adjustment in the filing of the prior year’s tax returns. On a comparative basis, prior year’s third quarter recognized net income of $792,000 reflecting a return on sales of 4.3% and an EPS of $0.11 per diluted share. Prior year’s third quarter net income includes a tax benefit of approximately $400,000 or $0.05 per diluted share due to a favorable resolution of a previously uncertain tax position and a favorable adjustment in the filing of the prior year tax returns.

Nine Months Ended October 29, 2011 vs. Nine Months Ended October 30, 2010

Net sales by product group and current quarter percentage change over prior year for the nine months ended October 29, 2011 and October 30, 2010 were:

(Dollars in thousands)	October 29, 2011	As a % of Net Sales	October 30, 2010	As a % of Net Sales	% Change Over Prior Year
T&M	$12,550	21.3%	$10,964	20.6%	14.5%
QuickLabel	32,364	55.1%	30,107	56.7%	7.5%
Grass	13,850	23.6%	12,088	22.7%	14.6%

Total	$58,764	100.0%	$53,159	100.0%	10.5%

Net sales for the first nine months of the current fiscal year were $58,764,000, a 10.5% increase as compared to sales of $53,159,000 as reported in the prior fiscal year. Sales through the domestic channels for the first nine months of the current fiscal year were $40,974,000, a 7.5% increase from the prior year. International sales for the first nine months of the current fiscal year of $17,790,000 includes a favorable impact of $767,000 due to foreign exchange rates and reflects an 18.2% increase as compared to the prior year.

The Company’s hardware sales were $25,640,000 in the first nine months of fiscal 2012, a 23.2% increase as compared to the same period in the prior year. All three product groups experienced double-digit hardware growth in the current year with T&M hardware sales for the first nine months of the current year up 21.7% compared to prior year’s T&M hardware sales; QuickLabel hardware sales for the first nine months of the current year are up 35.1% compared to prior year’s sales of QuickLabel printers and Grass hardware sales for the first nine months of the current year of posted an 18.1% increase compared to prior year’s sales of Grass clinical and research hardware products.

Consumables sales for the first nine months of the current fiscal year were $29,317,000, representing an increase of 3.7% over the prior year’s consumable sales of $28,266,000. The overall increase in consumable sales for the first nine months of the current fiscal year was primarily attributable to sales of digital color printer supplies within the QuickLabel product group, which were up 35.3% over the prior year. Also contributing to the current year increase were sales of Grass electrodes and cream products which increased 12.6% as compared to the prior year. This overall increase was somewhat tempered by a decrease in sales of chart paper within the T&M group, as well as a 4.0% decrease in sales of QuickLabel’s thermal transfer ribbon product lines as compared to the prior year.

Service and other revenues of $3,807,000 in the first nine months of fiscal 2012 were down 6.5% from prior year’s service and other revenues of $4,074,000, primarily due to the decrease in repair and parts revenue.

The Company achieved $23,416,000 in gross profit for the first nine months of fiscal 2012 and generated a gross profit margin of 39.8% as compared to prior year’s gross profit of $21,290,000 and related gross profit margin of 40.0%. The nominal decline in gross profit margin for the first nine months of the current fiscal year is due to higher manufacturing costs. The Company incurred an increase in the purchase price variance expense this year as a result of the higher cost of precious sensitive material and paper stock.

Operating expenses in the first nine months of the current fiscal year were $20,448,000, representing a 5.3% increase from the prior year. Selling and marketing expenses for the first nine months of the current fiscal year increased 10.5% from the prior year to $13,647,000 with the increase traceable primarily to higher personnel cost, as well as increased commissions and outside service spending. R&D spending for the current nine months is $3,917,000, representing a 4.8% increase as compared with prior year R&D spending of $3,737,000. Spending in R&D represents 6.7% of sales for the first nine months of the current fiscal year and as compared to 7.0% for the same nine month period in the prior year. General and administrative (G&A) expenses for the first nine months of the current fiscal year were $2,884,000, a 13.3% decrease from the prior year. The lower spending level for G&A in the current year is mainly attributed to the lower personnel costs and professional services spending, as well as the benefit recognized on the reversal of sales based incentive earnout accrual which did not reach its negotiated sales goal.

The Company earned $2,968,000 in operating income during the first nine months of fiscal 2012, as compared to $1,877,000 for the same period in the prior year. On a margin basis, this year’s operating income reflects an operating margin of 5.1% on sales compared to prior year’s operating margin of 3.5%.

Other income realized during the first nine months of the current fiscal year is $379,000 as compared to the other income of $130,000 reported in the previous year. This increased level of other income for the current year is a result of income recognized of $300,000 related to the disposition of a key-man life insurance policy. Also, increases in investment income, as well as foreign exchange gains recognized in the current year contributed to the increase over the prior year. Other income for the first nine months of fiscal 2011 includes a $104,000 gain on legal settlement for interest and attorney fees recognized as a result of damages collected from a lawsuit filed against a former employee and competitor business.

The Company has provided federal and state income tax expense of $1,070,000 for the nine month period ended October 29, 2011. This year’s provision reflects an effective tax rate of 32.0%. The effective tax rate for the first nine months of the current fiscal year includes a $113,000 tax benefit related to the difference between the prior year’s tax provision and the actual returns as filed. This result compares to the prior year’s income tax of $462,000 reflecting an effective tax rate of 23.0%. The prior year’s income tax includes a benefit of $251,000 related to the favorable resolution of a previously uncertain tax position and a benefit of $150,000 related to difference between the prior year’s tax provision and the actual returns as filed.

Net income earned during the first nine months of the current fiscal year was $2,277,000, reflecting a return on sales of 3.9% and a sharp increase from prior year’s net income of $1,545,000. This year’s net income resulted in an EPS of $0.31 per diluted share, which includes $0.04 per diluted share related to $300,000 of income from key-man life insurance proceeds recognized in the current year, as well as $0.02 per diluted share for a tax benefit of $113,000 related to favorable adjustment in the filing of the prior year’s tax returns. On a comparative basis, prior year’s net income was $1,545,000, reflecting a return on sales of 2.9% and an EPS of $0.21 per diluted share. Prior year’s net income includes a tax benefit of approximately $400,000 or $0.05 per diluted share due to a favorable resolution of a previously uncertain tax position and a favorable adjustment in the filing of the prior year tax returns.

Segment Analysis

The Company reports three segments consistent with its sales product groups: Test & Measurement (T&M); QuickLabel Systems (QuickLabel) and Grass Technologies (Grass). The Company evaluates segment performance based on the segment profit before corporate and financial administration expenses.

Summarized below are the Net Sales and Segment Operating Profit for each reporting segment:

	Three Months Ended				Nine Months Ended
	Net Sales		Segment Operating Profit		Net Sales		Segment Operating Profit
(In thousands)	October 29, 2011	October 30, 2010	October 29, 2011	October 30, 2010	October 29, 2011	October 30, 2010	October 29, 2011	October 30, 2010
T&M	$4,325	$4,137	$595	$192	$12,550	$10,964	$1,469	$910
QuickLabel	10,352	9,851	392	575	32,364	30,107	1,798	1,631
Grass	4,892	4,341	1,176	894	13,850	12,088	2,587	2,250

Total	$19,569	$18,329	2,163	1,661	$58,764	$53,159	5,854	4,791

Corporate Expenses			975	954			2,886	2,914

Operating Income			1,188	707			2,968	1,877
Other Income (Expense) — Net			(69)	24			379	130

Income Before Income Taxes			1,119	731			3,347	2,007
Income Tax Provision Benefit			319	(61)			1,070	462

Net Income			$800	$792			$2,277	$1,545

Test & Measurement—T&M

Sales revenues from the Test & Measurement product group were $4,325,000 for the third quarter of the current year, representing a 4.5% increase as compared to sales of $4,137,000 for the same period in the prior year. The increase is primarily attributable to double-digit sales growth of the Ruggedized product line of printers and ethernet switches as compared to the prior year’s third quarter. T&M’s current quarter sales increase is tempered by a decline in the recorder hardware business. T&M’s third quarter segment operating profit increased to $595,000 resulting in a 13.7% profit margin as compared to the prior year’s segment operating profit of $192,000 and related operating margin of 4.6%. The improvement in both segment operating profit and related margin was due to higher sales, favorable sales product mix and lower operating expenses.

For the first nine months of the current fiscal year, sales revenues of the T&M product group were $12,550,000, a 14.5% increase as compared to sales of $10,964,000 for the same period of the previous year. The increase in sales is primarily attributable to the increase in Ruggedized product line sales as compared to the prior year due to increased shipments of contracted orders for the first nine months of fiscal 2012. The overall increase in sales for the current year was tempered by the decrease in sales of T&M’s traditional recorder hardware business as compared to the prior year. T&M current year’s segment operating profit of $1,469,000 represents a 61.4% increase from the prior year’s segment operating profit of $910,000 and provided an operating profit margin of 11.7%, an increase from the prior year’s margin of 8.3%. The increase in T&M current year’s segment operating profit and related margin is traceable to higher sales, favorable product mix and lower operating expenses.

QuickLabel Systems—QuickLabel

Sales revenues from the QuickLabel Systems product group were $10,352,000 in the third quarter of the current year, representing a 5.1% increase as compared to $9,851,000 in the same quarter of the prior year. The increase in sales is primarily due to the consumable product line sales of Vivo! and Zeo! supplies. The hardware product line also contributed to the overall current quarter increase in sales, with a 9.2% increase compared to prior year sales. Within the hardware line, sales of the Vivo! and Zeo! products, which includes the new Vivo! Touch, increased 10.1%, from the same period in the prior year. Also contributing to the hardware sales increase for the current quarter were sales of monochromatic printers. QuickLabel’s current quarter segment operating profit was $392,000, reflecting a profit margin of 3.8%, a decline compared to prior year’s third quarter segment profit of $575,000 and related profit margin of 5.8%. The decrease in QuickLabel’s current year’s segment operating profit and related margin is due to higher manufacturing and raw material costs and unfavorable product mix.

The QuickLabel product group had sales revenue of $32,364,000 for the first nine months of the current fiscal year as compared with $30,107,000 in sales revenues reported for the same period in the prior year. The increase in current year’s sales is primarily attributed to the hardware product lines which increased 35.1% from the prior year. Within the hardware line, sales of the Vivo! and Zeo! product lines, which includes the new Vivo! Touch, made a significant contribution to the overall growth rate. Current year revenues from QuickLabel’s consumable product lines also represents an increase over the previous year’s sales, primarily attributable to the increase in sales of Vivo! and Zeo! supplies. Segment operating profit margin of 5.6% for the first nine months of the current fiscal year has slightly decreased as compared to a 5.4% for the same period of the previous year.

Grass Technologies—Grass

Sales revenues in the third quarter of the current year for the Grass group were $4,892,000, representing a 12.7% increase as compared to prior year’s third quarter sales of $4,341,000. The increase in sales is primarily attributable to sales in the Clinical hardware line, as current quarter sales were up 7.8% over prior year’s third quarter sales. The increase is particularly evident in the EEG and Long-Term Monitoring product lines. Also contributing to the increase in sales for the current quarter are the consumable products of electrodes and creams, which have increased 18.0%, as compared to the prior year sales and an 18.8% increase in Research hardware product line sales. Segment operating profits increased 31.5% in the current quarter, with the segment achieving an operating profit margin of 24.1% as compared to a segment operating profit margin of 20.6% as reported in the third quarter of the prior year. The increase in segment operating profit margin is primarily due to higher sales and favorable product mix.

Grass sales were $13,850,000 for the nine months of the current fiscal year, an increase of 14.6% as compared to sales of $12,088,000 for the same period of the prior year. The year over year increase is primarily attributed to sales of the Clinical hardware product lines, which have increased 23.8%. Within the Clinical hardware product line, current year EEG sales increased 90.1%, while the Long Term Monitoring product line sales increased 20.9% as compared to the same period in the prior year. This increase was slightly tempered by a decline in the sales of the PSG hardware product line, as current year sales have decreased 11.8% as compared to the prior year. Also contributing to the increase in sales for the current year are the consumable products of electrodes and creams, which have increased 12.6%, as compared to the prior year. Segment operating profit increased 15.0 % to $2,587,000, resulting in an 18.7% operating profit margin, a slight increase as compared to prior year’s segment operating profit margin of 18.6%.

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

The Company’s statements of cash flows for the nine months ended October 29, 2011 and October 30, 2010 are included on page 5. Net cash flows provided by operating activities was $4,075,000 in the current year compared to net cash provided by operating activities of $1,050,000 in the previous year. The improved cash flow provided in the third quarter of the current year as compared to the same period in the previous year is primarily related to higher net income and lower inventory balances. Inventory decreased to $13,607,000 at the end of the third quarter compared to $14,405,000 at year end. Inventory days on hand also decreased to 106 days on hand at the end of the current quarter from 124 days at year end. The increase in cash provided by operations for the third quarter was slightly tempered by the increase in accounts receivable. Accounts receivables increased to $11,350,000 at the end of the second quarter as compared to $11,112,000 at year-end; however, the accounts receivable collection cycle decreased to 51 days sales outstanding at the end of the quarter as compared to 54 days outstanding at year end.

The Company’s cash, cash equivalents and investments at the end of the third quarter totaled $22,032,000 compared to $20,630,000 at year end. The increased cash and investment position resulted from higher net income and a decrease in inventories, as noted above. The increase was slightly tempered by cash used to acquire property, plant and equipment of $971,000 and to pay cash dividends of $1,537,000.

The Company’s backlog increased 5.8% to $7,524,000 at the end of the third quarter from a backlog of $7,114,000 at year-end.

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

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (Exchange Act). Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective in ensuring that information required to be disclosed in our Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner, and (2) accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

On August 22, 2011 the Company’s Board of Directors approved an increase in the number of shares authorized for repurchase from 254,089 to 500,000.

During the third quarter of fiscal 2012, the Company made the following repurchases of its common stock:

	Total Number of Shares Repurchased		Average Price paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Be Purchased Under The Plans or Programs
July 31 – August 27	—		$—	—	500,000
August 28 – September 24	—	(a)(b)(c)	$—	—	500,000
September 25 – October 29	—		$—	—	500,000

(a)	On September 9, 2011, the Company’s Chief Financial Officer delivered 38,241 shares of the Company’s common stock to satisfy the exercise price for 66,687 stock options exercised. The shares delivered were valued at $7.30 per share and are included with treasury stock in the consolidated balance sheet. This transaction did not impact the number of shares authorized for repurchase under the Company’s current repurchase program.

(b)	On September 15, 2011, the Company’s Vice President of Media Products delivered 2,595 shares of the Company’s common stock to satisfy the exercise price for 6,875 stock options exercised. The shares delivered were valued at $7.13 per share and are included with treasury stock in the consolidated balance sheet. This transaction did not impact the number of shares authorized for repurchase under the Company’s current repurchase program.

(c)	On September 16, 2011, the Estate of the Company’s former Chief Executive Officer delivered 32,174 shares of the Company’s common stock to satisfy the exercise price for 85,250 stock options exercised. The shares delivered were valued at $7.13 per share and are included with treasury stock in the consolidated balance sheet. This transaction did not impact the number of shares authorized for repurchase under the Company’s current repurchase program.

Item 6.	Exhibits

The following exhibits are filed as part of this report on Form 10-Q:

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASTRO-MED, INC. (Registrant)

Date: December 6, 2011	By	/s/ Everett V. Pizzuti
Everett V. Pizzuti,
President and Chief Executive Officer (Principal Executive Officer)

	By	/s/ Joseph P. O’Connell
Joseph P. O’Connell
Senior Vice President, Treasurer and Chief Financial Officer (Principal Financial Officer)