Form 10-Q
period 2012-04-28
ASTRO MED INC /NEW/
filed 2012-05-25
CIK 8146

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 28, 2012

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

Common Stock, $.05 Par Value – 7,448,791 shares

(excluding treasury shares) as of May 18, 2012

ASTRO-MED, INC.

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ASTRO-MED, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	April 28, 2012	January 31, 2012
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$10,861,141	$11,703,621
Securities Available for Sale	12,286,996	11,335,924
Accounts Receivable, net	10,832,018	11,800,481
Inventories	13,823,976	14,128,599
Deferred Tax Assets	2,386,965	2,618,578
Line of Credit Receivable	300,000	—
Prepaid Expenses and Other Current Assets	972,542	891,047

Total Current Assets	51,463,638	52,478,250
PROPERTY, PLANT AND EQUIPMENT	38,109,529	37,876,071
Less Accumulated Depreciation	(27,072,176)	(26,705,341)

Property, Plant and Equipment, net	11,037,353	11,170,730
OTHER ASSETS

Goodwill	2,336,721	2,336,721

Notes Receivable	969,700	969,700
Other	107,134	106,735

Total Other Assets	3,413,555	3,413,156

TOTAL ASSETS	$65,914,546	$67,062,136

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts Payable	$2,445,226	$2,540,116
Accrued Compensation	2,263,514	3,228,728
Other Accrued Expenses	1,788,066	1,807,675
Deferred Revenue	582,178	623,223
Income Taxes Payable	118,770	72,725

Total Current Liabilities	7,197,754	8,272,467
Deferred Tax Liabilities	1,783,155	1,894,104
Other Long Term Liabilities	841,661	1,232,699

TOTAL LIABILITIES	9,822,570	11,399,270

SHAREHOLDERS’ EQUITY
Common Stock, $.05 Par Value, Authorized 13,000,000 shares; Issued 8,999,424 and 8,956,488 shares at April 28, 2012 and January 31, 2012, respectively	449,975	447,829
Additional Paid-In Capital	38,204,187	37,964,204
Retained Earnings	28,236,566	27,919,367
Treasury Stock, at Cost, 1,563,214 and 1,542,276 shares at April 28, 2012 and January 31, 2012, respectively	(10,966,237)	(10,789,805)
Accumulated Other Comprehensive Income	167,485	121,271

Total Shareholders’ Equity	56,091,976	55,662,866

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$65,914,546	$67,062,136

See Notes to condensed consolidated financial statements (unaudited).

ASTRO-MED, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	April 28, 2012	April 30, 2011
Net Sales	$18,424,776	$18,859,989
Cost of Sales	11,053,815	11,358,701

Gross Profit	7,370,961	7,501,288
Costs and Expenses:
Selling and Marketing	4,243,581	4,565,539
General and Administrative	1,036,614	910,931
Research and Development	1,203,495	1,467,861

Operating Expenses	6,483,690	6,944,331

Operating Income	887,271	556,957

Other (Expense) Income	(14,102)	150,320

Income Before Income Taxes	873,169	707,277
Income Tax Provision	36,353	275,838

Net Income	$836,816	$431,439

Net Income per Common Share:
Basic	$0.11	$0.06
Diluted	$0.11	$0.06
Weighted Average Number of Shares Outstanding:
Basic	7,424,852	7,267,310
Diluted	7,486,714	7,416,230
Dividends Declared Per Common Share	$0.07	$0.07

See Notes to condensed consolidated financial statements (unaudited).

ASTRO-MED, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended
	April 28, 2012	April 30, 2011
Net Income	$836,816	$431,439
Other Comprehensive Income, Net of Taxes and Reclassification Adjustments:
Foreign Currency Translation Adjustments	50,935	383,010
Unrealized Holding Gain (Loss) Arising During the Period	(4,721)	8,324

Other Comprehensive Income	46,214	391,334

Comprehensive Income	$883,030	$822,773

See Notes to condensed consolidated financial statements (unaudited).

ASTRO-MED, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	April 28, 2012	April 30, 2011
Cash Flows from Operating Activities:
Net Income	$836,816	$431,439
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	341,756	405,116
Share-Based Compensation	47,033	77,638
Deferred Income Tax Provision	120,664	19,908

Changes in Assets and Liabilities:
Accounts Receivable	968,463	20,272
Inventories	304,623	80,670
Income Taxes	(211,118)	52,489
Accounts Payable and Accrued Expenses	(1,120,758)	200,390
Other	(179,394)	210,319

Net Cash Provided by Operating Activities	1,108,085	1,498,241
Cash Flows from Investing Activities:
Proceeds from Sales/Maturities of Securities Available for Sale	3,150,000	2,700,000
Purchases of Securities Available for Sale	(4,108,225)	(2,698,908)
Line of Credit Issuance	(300,000)	—
Additions to Property, Plant and Equipment	(191,390)	(443,408)

Net Cash Used in Investing Activities	(1,449,615)	(442,316)
Cash Flows from Financing Activities:
Proceeds from (Contributions for) Common Shares Issued Under Employee Benefit Plans and Employee Stock Option Plans, Net of Payment of Minimum Tax Withholdings	18,667	(100,864)

Dividends Paid	(519,617)	(510,030)

Net Cash Used in Financing Activities	(500,950)	(610,894)
Net Increase (Decrease) in Cash and Cash Equivalents	(842,480)	445,031
Cash and Cash Equivalents, Beginning of Period	11,703,621	7,720,135

Cash and Cash Equivalents, End of Period	$10,861,141	$8,165,166

Supplemental Disclosures of Cash Flow Information:
Cash Paid During the Period for Income Taxes, Net of Refunds	$142,331	$224,159

See Notes to condensed consolidated financial statements (unaudited).

ASTRO-MED, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(1) Overview

Headquartered in West Warwick, Rhode Island, Astro-Med Inc. designs, develops, manufactures and distributes a broad range of specialty printers and data acquisition and analysis systems. Our products are distributed through our own sales force and authorized dealers in the United States. We also sell to customers outside of the United States primarily by using authorized dealers and international sales representatives, who are managed from our foreign branch offices. Astro-Med, Inc. products are sold under the brand names Astro-Med ® Test & Measurement, Grass ® Technologies and QuickLabel ® Systems and are employed around the world in a wide range of aerospace, automotive, communications, chemical, food and beverage, medical, military, industrial, and packaging applications.

Unless otherwise indicated, references to “Astro-Med,” the “Company,” “we,” “our,” and “us” in this Quarterly Report on Form 10-Q refer to Astro-Med, Inc. and its consolidated subsidiaries.

(2) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by Astro-Med pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments consisting of normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the results of the interim periods included herein. These financial statements do not include all disclosures associated with annual financial statements and, accordingly, should be read in conjunction with footnotes contained in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2012.

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

(4) Net Income Per Common Share

Basic net income per share is calculated by dividing net income by the weighted average number of shares outstanding during the period. Diluted net income per share is calculated by dividing net income by the weighted average number of shares and, if dilutive, common equivalent shares for stock options and restricted stock units outstanding during the period. A reconciliation of the shares used in calculating basic and diluted net income per share is as follows:

	Three Months Ended
	April 28, 2012	April 30, 2011
Weighted Average Common Shares Outstanding—Basic	7,424,852	7,267,310
Effect of Dilutive Options and Restricted Stock Units	61,862	148,920

Weighted Average Common Shares Outstanding—Diluted	7,486,714	7,416,230

For the three months ended April 28, 2012 and April 30, 2011, the diluted per share amounts do not reflect options and restricted stock units outstanding of 612,150 and 730,872, respectively, due to their anti-dilutive effect.

(5) Share-Based Compensation

Astro-Med has one equity incentive plan (the “Plan”) under which incentive stock options, non-qualified stock options, restricted stock units (“RSUs”) and other equity based awards may be granted to officers and certain employees. An aggregate of 1,000,000 shares were authorized for awards under the Plan. Options granted to employees vest over four years. The exercise price of each stock option will be established at the discretion of the Compensation Committee; however, any incentive stock options granted must be at an exercise price of not less than fair market value at the date of grant. The Plan provides for an automatic annual grant of ten-year options to purchase 5,000 shares of stock to each non-employee director upon the adjournment of each annual shareholders’ meeting. Each such option is exercisable at the fair market value as of the grant date and vests immediately prior to the next succeeding annual shareholders’ meeting. Beginning in fiscal year 2013, a portion of the Company’s long-term incentive compensation will be awarded in the form of RSUs. The RSUs vest fifty-percent on the first anniversary of the grant date and fifty-percent on the second anniversary of the grant date provided that the grantee is employed on each vesting date by Astro-Med or an affiliate company if the Company achieves specific thresholds of net sales and annual operating income as established under the Management Bonus Domestic Plan. At April 28, 2012, 579,563 shares were available for grant under the Plan.

We account for compensation cost related to share-based payments based on fair value of the stock options and RSUs when awarded to an employee or director. We have estimated the fair value of each option on the date of grant using the Black-Scholes option-pricing model. Our estimate requires a number of complex and subjective assumptions including our stock price volatility, employee exercise patterns (expected life of the options), the risk-free interest rate and the Company’s dividend yield. The stock price volatility assumption is based on the historical weekly price data of our common stock over a period equivalent to the weighted average expected life of our options. Management evaluated whether there were factors during that period which were unusual and would distort the volatility figure if used to estimate future volatility and concluded that there were no such factors. In determining the expected life of the option grants, the Company has observed the actual terms of prior grants with similar characteristics and the actual vesting schedule of the grant and has assessed the expected risk tolerance of different option groups. The risk-free interest rate is based on the actual U.S. Treasury zero coupon rates for bonds matching the expected term of the option as of the option grant date. Our accounting for share-based compensation for RSUs is also based on the fair value method. The fair value of the RSUs is based on the closing market price of the Company’s common stock on the date of the RSU award.

In addition to the Plan, the Company adopted a Non-Employee Director Annual Compensation Program (the “Program”) effective as of February 1, 2012. The Program provides that each non-employee director is entitled to an annual cash retainer of $7,000 (the “Cash Retainer”), plus $500 for each Board and committee meeting attended, provided that if more than one meeting occurs on the same day, no more than $500 shall be paid for such day. The non-employee director may elect for any fiscal year to receive all or a portion of the Cash Retainer in the form of common stock of the Company.

If a non-employee director elects to receive all or a portion of the Cash Retainer in the form of common stock, such shares shall be issued in four quarterly installments on the first day of each fiscal quarter, and the number of shares of common stock to be issued shall be based on the fair market value of such common stock on the date such installment is payable. The common stock received in lieu of such Cash Retainer will be fully vested. However, a non-employee director who receives common stock in lieu of all or a portion of the Cash Retainer may not sell, transfer, assign, pledge or otherwise encumber the common stock prior to the first anniversary of the date on which such shares were granted. In the event of the death or disability of a nonemployee director, or a change in control of the Company, any shares of common stock issued in lieu of such Cash Retainer, shall no longer be subject to such restrictions on transfer.

In addition, under the Program, commencing with the 2012 annual meeting, the non-employee director will receive a restricted stock award with a value equal to $20,000 (the “Equity Retainer”). If a non-employee director is first appointed or elected to the Board of Directors effective on a date other than at the annual shareholders meeting, on the date of such appointment or election the director shall receive a pro rata award of restricted common stock having a value based on the number of days remaining until the next annual meeting. The Equity Retainer will vest on the earlier of 12 months after the grant date or the date immediately prior to the next annual meeting of the shareholders following the meeting at which such restricted stock award was granted. However, a non-employee director may not sell, transfer, assign, pledge or otherwise encumber the vested common stock prior to the second anniversary of the vesting date. In the event of the death or disability of a non-employee director, or a change in control of the Company, the restricted stock award shall immediately vest and shall no longer be subject to such restrictions on transfer.

Share-based compensation expense was recognized as follows:

	Three Months Ended
	April 28, 2012	April 30, 2011
Stock Options	$39,222	$77,638
Restricted Stock Units	7,811	—

Total	$47,033	$77,638

Stock Options

The fair value of stock options granted during the three months ended April 28, 2012 and April 30, 2011 was estimated using the following assumptions:

	Three Months Ended
	April 28, 2012	April 30, 2011
Risk Free Interest Rate	1.11%	2.00%
Expected Volatility	39.4%	39.4%
Expected Life (in years)	5.0	5.0
Dividend Yield	3.5%	3.9%

The weighted average fair value per share for options granted was $2.09 during the first quarter of fiscal 2013 compared to $2.03 during the first quarter of fiscal 2012.

Aggregated information regarding stock options granted under the Plan for the three months ended April 28, 2012 is summarized below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Outstanding at January 31, 2012	888,097	$8.27	4.7	$547,874
Granted	74,000	8.22
Exercised	(41,063)	4.41
Expired or canceled	(9,875)	5.99

Outstanding at April 28, 2012	911,159	$8.47	4.9	$439,778

Exercisable at April 28, 2012	746,284	$8.62	4.0	$366,211

As of April 28, 2012 there was $285,952 of unrecognized compensation expense related to unvested options.

Restricted Stock Units (RSUs)

Aggregated information regarding RSUs granted under the Plan for the three months ended April 28, 2012 is summarized below:

	Number of Options	Weighted Average Grant Date Fair Value
Outstanding at January 31, 2012	—	$—
Granted	37,000	8.35
Exercised	—	—
Expired or canceled	—	—

Outstanding at April 28, 2012	37,000	$8.35

As of April 28, 2012 there was $115,769 of unrecognized compensation expense related to unvested RSUs.

Employee Stock Purchase Plan

Astro-Med has an Employee Stock Purchase Plan allowing eligible employees to purchase shares of common stock at a 15% discount from fair value on the date of purchase. A total of 247,500 shares were reserved for issuance under this plan. During the quarter ended April 28, 2012 and April 30, 2011, 997 and 1,718 shares respectively, were purchased under this plan. As of April 28, 2012, 69,210 shares remain available.

(6) Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and include material, labor and manufacturing overhead. The components of inventories are as follows:

	April 28, 2012	January 31, 2012
Materials and Supplies	$8,610,693	$9,204,853
Work-In-Process	1,241,043	1,274,397
Finished Goods	3,972,240	3,649,349

	$13,823,976	$14,128,599

(7) Income Taxes

The Company’s effective tax rates, which are based on the projected effective tax rate for the full year, are as follows:

Three Months Ended
Fiscal 2013	4.2%
Fiscal 2012	39.0%

During the first quarter of fiscal 2013, the Company recognized an income tax expense of approximately $36,000 which included an expense of $321,000 on the quarter’s pretax income and a benefit $285,000 related to the favorable resolution of a previously uncertain tax positions.

As of April 28, 2012, the Company’s cumulative unrecognized tax benefits totaled $570,354 compared to $779,543 as of January 31, 2012. There were no developments affecting unrecognized tax benefits during the quarter ended April 28, 2012.

(8) Line of Credit and Note Receivable

On January 30, 2012, we completed the sale of our label manufacturing operations in Asheboro, North Carolina to Label Line Ltd. The net sales price of $1,000,000 was received in the form of a promissory note issued by Label Line Ltd. and is fully secured by a first lien on various collateral, including the Asheboro plant and plant assets. The note bears interest at a rate equal to the lesser of (i) the United States prime rate as of January 30, 2013 plus 50 basis points or (ii) six percent per annum and is payable in sixteen quarterly installments of principal and interest commencing on January 30, 2013. The Note Receivable is disclosed at its present value on the accompanying condensed consolidated balance sheet for the periods ended April 28, 2012 and January 31, 2012.

The terms of the Asheboro sale also included an agreement for Astro-Med to provide Label Line Ltd. with additional financing in the form of a revolving line of credit in the amount of $600,000. This line of credit is fully secured by first lien on various collateral of Label Line Ltd., including the Asheboro plant and plant assets and bears interest at a rate equal to the United States prime rate plus an additional margin of two percent of the outstanding credit balance. The line of credit has an initial term of one-year from the date of the sale which may be extended for consecutive one-year terms on mutual agreement of both parties. There were no outstanding borrowings due as of January 31, 2012. As of April 28, 2012, Astro-Med has extended $300,000 on this revolving line of credit.

(9) Segment Information

The Company reports three segments consistent with its sales product groups: Test & Measurement (T&M); QuickLabel Systems (QuickLabel) and Grass Technologies (Grass). The Company evaluates segment performance based on the segment profit before corporate expenses.

Summarized below are the Net Sales and Segment Operating Profit for each reporting segment:

	Three Months Ended
	Net Sales		Segment Operating Profit
(In thousands)	April 28, 2012	April 30, 2011	April 28, 2012	April 30, 2011
T&M	$3,972	$3,749	$543	$12
QuickLabel	10,364	10,774	903	781
Grass	4,089	4,337	448	665

Total	$18,425	$18,860	1,894	1,458

Corporate Expenses			1,007	901

Operating Income			887	557
Other (Expense) Income—Net			(14)	150

Income Before Income Taxes			873	707
Income Tax Provision			36	276

Net Income			$837	$431

(10) Recent Accounting Pronouncements

Comprehensive Income

In June 2011, the FASB issued ASU 2011-05, “Presentation of Comprehensive Income,” which requires entities to present the components of net income and other comprehensive income either as one continuous statement or as two consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in shareholders’ equity. While ASU 2011-05 changes the presentation of comprehensive income, it does not change the components that are recognized in net income or comprehensive income under current accounting guidance. ASU 2011-05 also requires entities to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement in which net income is presented and the statement in which other comprehensive income is presented. In December 2011, the FASB issued ASU 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassification of Items Out of Accumulated Other Comprehensive Income in Accounting Standard Update No. 2011-05,” which indefinitely defers the guidance related to the presentation of reclassification adjustments. ASU 2011-05 is effective for interim and annual periods beginning after December 15, 2011, and must be applied retrospectively. We have adopted this guidance in our first quarter ended April 28, 2012 and have provided the disclosures required for the three months ended April 28, 2012 and April 30, 2011, in the accompanying Condensed Consolidated Statements of Comprehensive Income.

Fair Value Measurements

In May 2011, the FASB issued ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs,” which is intended to improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and IFRS. ASU 2011-04 does not extend the use of fair value accounting, but provides guidance on how it should be applied where its use is already required or permitted by other standards within U.S. GAAP or IFRSs. ASU 2011-04 changes the wording used to describe many requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. Additionally, ASU 2011-04 clarifies the FASB’s intent about the application of existing fair value measurement. We adopted ASU 2011-04 effective February 1, 2012. The provisions of this guidance did not have a material effect on our consolidated financial position or results of operations.

Except for the ASU’s discussed above, all other ASUs issued by the FASB as of the filing date of this Quarterly Report on Form 10-Q are not expected to have a material effect on our consolidated financial statements.

(11) Securities Available for Sale

Pursuant to our investment policy, securities available for sale include state and municipal securities with various contractual or anticipated maturity dates ranging from one to nineteen months. Securities available for sale are carried at fair value, with unrealized gains and losses reported as a component of accumulated other comprehensive income in shareholders’ equity until realized. Realized gains and losses from the sale of available for sale securities, if any, are determined on a specific identification basis. A decline in the fair value of any available for sale security below cost that is determined to be other than temporary will result in a write-down of its carrying amount to fair value. No such impairment charges were recorded for any period presented. All short-term investment securities have original maturities greater than 90 days at the time of purchase. The fair value, amortized cost and gross unrealized gains and losses of the securities are as follows:

April 28, 2012	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
State and Municipal Obligations	$12,271,238	$15,942	$(184)	$12,286,996

January 31, 2012	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
State and Municipal Obligations	$11,313,013	$22,933	$(22)	$11,335,924

(12) Fair Value

We measure our financial assets at fair value on a recurring basis in accordance with the guidance provided in ASC 820, “Fair Value Measurement and Disclosures” which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). In addition, ASC 820 establishes a three-tiered hierarchy for inputs used in management’s determination of fair value of financial instruments that emphasizes the use of observable inputs over the use of unobservable inputs by requiring that observable inputs be used when available. Observable inputs are inputs that reflect management’s belief about the assumptions market participants would use in pricing a financial instrument based on the best information available in the circumstances.

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

Cash and cash equivalents; accounts receivables; line of credit receivable; accounts payable, accrued compensation and other expenses; and income tax payable are reflected in the condensed consolidated balance sheet at carrying value, which approximates fair value due to the short term nature of the these instruments.

Assets measured at fair value on a recurring basis are summarized below:

April 28, 2012	Level 1	Level 2	Level 3	Total
Money Market Funds (included in Cash and Cash Equivalents)	$4,923,327	$—	$—	$4,923,327
State and Municipal Obligations (included in Securities Available for Sale)	12,286,996	—	—	12,286,996

Total	$17,210,323	$—	$—	$17,210,323

January 31, 2012	Level 1	Level 2	Level 3	Total
Money Market Funds (included in Cash and Cash Equivalents)	$5,922,179	$—	$—	$5,922,179
State and Municipal Obligations (included in Securities Available for Sale)	11,335,924			11,335,924

Total	$17,258,103	$—	$—	$17,258,103

For our money market funds and state and municipal obligations, we utilize the market approach to measure fair value. The market approach is based on using quoted market prices for identical assets.

Item 2.

ASTRO-MED, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Business Overview

This section should be read in conjunction with Astro-Med’s Condensed Consolidated Financial Statements included elsewhere herein and our Annual Report on Form 10-K for the fiscal year ended January 31, 2012.

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

•

QuickLabel Systems Product Group (QuickLabel)—offers label printer hardware, labeling software, service contracts and label and ink consumable products that digitally print color labels on a broad range of label and tag substrates.

•

Grass Technologies Product Group (Grass)—offers diagnostic and monitoring instrumentation that serve the clinical and research neurophysiology markets and the life science markets, as well as a range of consumable supplies.

Astro-Med markets and sells its products and services globally through a diverse distribution structure of direct sales personnel, manufacturer’s representatives and authorized dealers that deliver a full complement of branded products and services to customers in our respective markets.

Results of Operations

Three Months Ended April 28, 2012 vs. Three Months Ended April 30, 2011

Net sales by product group and current quarter percentage change over prior year for the three months ended April 28, 2012 and April 30, 2011, are as follows:

(Dollars in thousands)	April 28, 2012	As a % of Net Sales	April 30, 2011	As a % of Net Sales	% Change Over Prior Year
T&M	$3,972	21.6%	$3,749	19.9%	5.9%
QuickLabel	10,364	56.2%	10,774	57.1%	(3.8)%
Grass	4,089	22.2%	4,337	23.0%	(5.7)%

Total	$18,425	100.0%	$18,860	100.0%	(2.3)%

The Company’s current year first quarter sales were $18,425,000, representing a 2.3% decrease as compared to the previous year’s first quarter sales of $18,860,000. The Asheboro, North Carolina facility, which was sold in January 2012, contributed approximately $1,000,000 to prior year first quarter sales. Current quarter sales increased 3.2% as compared to the prior year, for the remaining businesses. Sales through the domestic channels for the current quarter were $12,739,000, an increase of 1.3% over the prior year. International shipments for the first quarter of the current year were $5,686,000, representing a 9.5% decrease from the previous year. Unfavorable foreign exchange of $209,000 contributed 34.8% to the current quarter decline in international sales.

Hardware sales in the current quarter were $7,920,000, a slight increase as compared to the prior year’s first quarter hardware sales of $7,894,000. The increase in hardware sales in the current quarter as compared to the prior year was driven by the 152.7% increase in sales of QuickLabel’s monochromatic printers due to a few large orders completed in the first quarter, as well as the increase in sales of T&M’s Ruggedized printers and TMX recorders, which have grown 27.6% and 27.3%, respectively, as compared to prior year. The increase in sales was tempered by a decrease in sales of Grass Technologies’ clinical line of diagnostic systems. Consumables sales in the current quarter were $9,312,000, a decrease of 4.5% over the prior year’s first quarter consumable sales of $9,748,000. A key driver of the decrease in consumable sales for the current quarter was the 21.1% decline in label and tag sales in the QuickLabel product group due to the divestiture of the Asheboro, North Carolina facilities in January 2012, which contributed sales of approximately $1,000,000 in the first quarter of the prior year. The current quarter decline in consumable sales was tempered by a 26.9% increase in QuickLabel’s Vivo! and Zeo! printer supplies, as well as an 8.7% increase in sales of electrodes and cream products within the Grass product group.

Service and other revenues of $1,193,000 in the current quarter were down 2.1% from prior year’s first quarter service and other revenue of $1,218,000. The current quarter decrease was primarily due to the decrease in parts and freight revenue which were down 10.0% and 3.3%, respectively, as compared to prior year’s first quarter.

Current year first quarter gross profit was $7,371,000, a decline as compared to the prior year’s first quarter gross profit of $7,501,000, and is an outgrowth of lower sales. However, the Company’s gross profit margin of 40.0% in the current quarter reflects a slight increase from the prior year’s first quarter gross profit margin of 39.8%. The increase in gross profit margin for the current quarter as compared to prior year is primarily attributable to favorable product mix and lower manufacturing costs.

Operating expenses for the current quarter were $6,484,000, a 6.6% decrease from prior year’s first quarter operating expenses of $6,944,000. Specifically, selling and marketing expenses for the current quarter decreased 7.1% to $4,244,000 as compared to the previous year’s first quarter selling and marketing expenses of $4,566,000. The decrease in selling and marketing for the current quarter was primarily the result of decreases in trade show, travel and advertising spending, as the Company continues to manage its expenses.

Spending on research & development (R&D) in the first quarter of the current year of $1,204,000 represents an 18.0% decrease compared to prior year’s first quarter spending of $1,468,000 primarily due to the decrease in prototype spending. The current quarter spending in R&D represents 6.5% of sales, a decrease from the prior year’s first quarter level of 7.8%. The overall decrease in operating expenses for the first quarter was slightly tempered by a 13.8% increase in general and administrative (G&A) expenses to $1,037,000 in the first quarter of the current year as compared to prior year’s first quarter G&A expenses of $911,000. This increase in G&A was primarily due to an increase in professional service fees spending as compared to the prior year’s first quarter.

First quarter income from operations is $887,000, a 59.2% increase as compared to the prior year’s first quarter operating income of $557,000. Operating margin for the first quarter of the current year of 4.8% is also up as compared to the prior year’s first quarter margin of 3.0%. The increase in operating income and related margin is primarily attributable to lower manufacturing cost and reduced selling and marketing and R&D spending during the current quarter.

Other expense during the first quarter was $14,000 compared to other income of $150,000 in the first quarter of the previous year. The decrease for the current quarter was primarily due to foreign exchange loss recognized in the current quarter as compared to a foreign exchange gain recognized the same period in the prior year.

In the first quarter of the current year, the Company recognized an income tax expense of $36,000, reflecting an effective tax rate of 4.2%, as compared to the prior year’s first quarter income tax expense of $276,000, reflecting an effective tax rate of 39.0%. The current year’s income tax expense includes a benefit of $285,000 related to the resolution of a previously uncertain tax positions.

The Company reported $837,000 in net income for the first quarter of the current year, reflecting a return on sales of 4.5% and generating EPS of $0.11 per diluted share. On a comparative basis, prior year’s first quarter recognized net income of $431,000, reflecting a return on sales of 2.3% and an EPS of $0.06 per diluted share.

Segment Analysis

The Company reports three segments consistent with its sales product groups: Test & Measurement (T&M); QuickLabel Systems (QuickLabel) and Grass Technologies (Grass). The Company evaluates segment performance based on the segment profit before corporate and financial administration expenses.

Summarized below are the Net Sales and Segment Operating Profit for each reporting segment:

	Three Months Ended
	Net Sales		Segment Operating Profit
(In thousands)	April 28, 2012	April 30, 2011	April 28, 2012	April 30, 2011
T&M	$3,972	$3,749	$543	$12
QuickLabel	10,364	10,774	903	781
Grass	4,089	4,337	448	665

Total	$18,425	$18,860	1,894	1,458

Corporate Expenses			1,007	901

Operating Income			887	557
Other Income (Expense)—Net			$(14)	150

Income Before Income Taxes			873	707
Income Tax Provision			36	276

Net Income			$837	$431

Test & Measurement—T&M

Sales revenues from the T&M product group were $3,972,000 for the first quarter of the current fiscal year, representing a 5.9% increase as compared to sales of $3,749,000 for the same period in the prior year. The increase is primarily attributable to the double-digit growth in sales of both the Ruggedized printer and TMX recorder product lines. T&M’s first quarter segment operating profit was $543,000, resulting in a 13.7% profit margin, a significant increase as compared to the prior year’s first quarter segment operating profit of $12,000 and related operating margin of 0.3%. The increase segment operating profit and related margin for the current quarter was due to higher sales and lower operating expense as compared to the first quarter of the prior year.

QuickLabel Systems—QuickLabel

Sales revenues from the QuickLabel Systems product group were $10,364,000 in the first quarter of the current fiscal year, representing a 3.8% decrease as compared to sales of $10,774,000 in the same quarter of the prior year. The decrease in sales is primarily due to the decrease in QuickLabel’s consumable label and tag products as a result of the divestiture of the Asheboro, North Carolina facility in January 2012 and as such, current year’s first quarter sales for the remaining QuickLabel businesses increased 6.0% as compared to the prior year. The current quarter overall decline in sales can also be attributed to the lower sales from the color printer product lines, as compared to the prior year. The decrease in sales for the current quarter was partially offset by the increase in sales of monochromatic printers, as sales of this product more than doubled compared to the prior year, as well as the 26.9% increase in sales of Vivo! and Zeo! consumable supplies. QuickLabel’s current quarter segment operating profit was $903,000, reflecting a profit margin of 8.7% compared to prior year’s first quarter segment profit of $781,000 and related profit margin of 7.2%. The increase in QuickLabel’s current year’s segment operating profit and related margin is due to lower manufacturing costs and favorable product mix.

Grass Technologies—Grass

Sales revenues in the first quarter of the current year for the Grass group were $4,089,000, representing a 5.7% decrease as compared to prior year’s first quarter sales of $4,337,000. The decrease in sales is primarily attributable to lower sales of the Grass Clinical products lines. The overall decrease in current quarter sales was partially offset by the 8.7% increase in sales of Grass’ electrodes and creams consumer products. Grass’ segment operating profits decreased 32.6% in the current quarter, with segment operating profit margin of 11.0% as compared to 15.3% reported in the first quarter of the prior year. This decrease in segment operating profit and related margin for the current quarter is primarily due to lower sales and higher manufacturing costs.

Financial Condition and Liquidity

The Company believes that cash provided by operations will continue to be sufficient to meet operating and capital needs for at least the next twelve months. However, in the event that cash from operations is not sufficient, the Company has a substantial cash and short term marketable securities balance as well as a $5.0 million revolving bank line of credit, all of which is currently available. Borrowings under this line of credit bear interest at either a fluctuating rate equal to 75 basis points below the base rate, as defined in the agreement, or at a fixed rate equal to 150 basis points above LIBOR. As of April 28, 2012, the Company held $23,148,000 in cash and current marketable securities.

The Company’s statements of cash flows for the three months ended April 28, 2012 and April 30, 2011 are included on page 6. Net cash flows provided by operating activities was $1,108,000 in the current year compared to net cash provided by operating activities of $1,498,000 in the previous year. The decrease in cash flow provided in the first quarter of the current year as compared to the same period in the previous year is primarily related to higher working capital requirements. Despite the overall decrease in working capital, accounts receivables decreased to $10,832,000 at the end of the first quarter as compared to $11,800,000 at year-end and the accounts receivable collection cycle decreased to 47 days sales outstanding at the end of the quarter as compared to 51 days outstanding at year end. Additionally, inventory decreased to $13,824,000 at the end of the first quarter compared to $14,129,000 at year end while inventory days on hand increased to 113 days on hand at the end of the current quarter from 105 days at year end. During the current quarter, the Company also utilized $191,000 of cash to acquire property, plant and equipment and $520,000 of cash to pay cash dividends.

The Company’s backlog increased 15.2% to $7,165,000 at the end of the first quarter from a backlog of $6,220,000 at year-end.

Critical Accounting Policies, Commitments and Certain Other Matters

In the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2012, the Company’s most critical accounting policies and estimates upon which our financial status depends were identified as those relating to revenue recognition, warranty claims, bad debts, inventories, income taxes, long-lived assets, goodwill and share-based compensation. We considered the disclosure requirements of Financial Release (“FR”) 60 (“FR-60”) regarding critical accounting policies and FR-61 regarding liquidity and capital resources, certain trading activities and related party/certain other disclosures, and concluded that nothing materially changed during the quarter that would warrant further disclosure under these releases.

Forward-Looking Statements

This Quarterly Report on Form 10-Q may contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are not statements of historical fact, but rather reflect our current expectations concerning future events and results. We generally use the words “believes,” “expects,” “intends,” “plans,” “anticipates,” “likely,” “continues,” “may,” “will,” and similar expressions to identify forward-looking statements. Such forward-looking statements, including those concerning our expectations, involve risks, uncertainties and other factors, some of which are beyond our control, which may cause our actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements. Factors which could cause actual results to differ materially from those anticipated include, but are not limited to (a) general economic, financial and business conditions; (b) declining demand in the test and measurement markets, especially defense and aerospace; (c) competition in the specialty printer industry; (d) ability to develop market acceptance of our products and effective design of customer required features; (e) competition in the data acquisition industry; (f) competition in the neurophysiology industry; (g) the impact of changes in foreign currency exchange rates on the results of operations; (h) the ability to successfully integrate acquisitions; (i) the business abilities and judgment of personnel and changes in business strategy; (j) the efficacy of research and development investments to develop new products; (k) the launching of significant new products which could result in unanticipated expenses; (l) bankruptcy or other financial problems at major suppliers or customers that could cause disruptions in the Company’s supply chain or difficulty in collecting amounts owed by such customers; (m) and other risks included under “Item 1A-Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended January 31, 2012. We assume no obligation to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by law.

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

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended January 31, 2012, which could materially affect our business, financial condition or future operating results. The risks described in our Annual Report on 10-K are not the only risks that we face, as additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating result as well as adversely affect the value of our investments in our common stock.

There have been no material updates to the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2012.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On August 22, 2011, the Company’s Board of Directors approved an increase in the number of shares authorized for repurchase from 254,089 to 500,000 shares of common stock. This is an ongoing authorization without any expiration date.

During the first quarter of fiscal 2013, the Company made the following repurchases of its common stock:

	Total Number of Shares Repurchased		Average Price paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Be Purchased Under The Plans or Programs
February 1 – February 25	—		$—	—	500,000
February 26 – March 24	—		$—	—	500,000
March 25 – April 28	20,938	(a)(b)	$8.43	—	500,000

(a)	On April 2, 2012, the Company’s Chief Financial Officer delivered 7,115 shares of the Company’s common stock to satisfy the exercise price for 13,750 stock options exercised. The shares delivered were valued at $8.40 per share and are included with treasury stock in the consolidated balance sheet. This transaction did not impact the number of shares authorized for repurchase under the Company’s current repurchase program.
(b)	On April 3, 2012, a former Vice President of the Company delivered 13,823 shares of the Company’s common stock to satisfy the exercise price for 15,625 stock options exercised. The shares delivered were valued at $8.44 per share and are included with treasury stock in the consolidated balance sheet. This transaction did not impact the number of shares authorized for repurchase under the Company’s current repurchase program.

Item 6.	Exhibits

The following exhibits are filed as part of this report on Form 10-Q:

10.9	Form of Performance Based Restricted Stock Unit Award Agreement

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASTRO-MED, INC.
(Registrant)

Date: May 25, 2012	By	/s/ Everett V. Pizzuti
Everett V. Pizzuti,
President and Chief Executive Officer
(Principal Executive Officer)

	By	/s/ Joseph P. O’Connell
Joseph P. O’Connell
Senior Vice President, Treasurer and Chief Financial Officer
(Principal Financial Officer)