Form 10-Q
period 2012-07-28
ASTRO MED INC /NEW/
filed 2012-08-31
CIK 8146

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 28, 2012

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

Common Stock, $.05 Par Value – 7,441,490 shares

(excluding treasury shares) as of August 24, 2012

ASTRO-MED, INC.

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ASTRO-MED, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	July 28, 2012	January 31, 2012
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$11,149,600	$11,703,621
Securities Available for Sale	11,366,388	11,335,924
Accounts Receivable, net	11,577,674	11,800,481
Inventories	13,946,054	14,128,599
Deferred Tax Assets	2,388,132	2,618,578
Line of Credit Receivable	300,000	—
Prepaid Expenses and Other Current Assets	962,769	891,047

Total Current Assets	51,690,617	52,478,250
PROPERTY, PLANT AND EQUIPMENT	38,070,527	37,876,071
Less Accumulated Depreciation	(27,307,352)	(26,705,341)

Property, Plant and Equipment, net	10,763,175	11,170,730
OTHER ASSETS
Goodwill	2,336,721	2,336,721
Notes Receivable	907,200	969,700
Other	106,167	106,735

Total Other Assets	3,350,088	3,413,156

TOTAL ASSETS	$65,803,880	$67,062,136

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts Payable	$2,142,600	$2,540,116
Accrued Compensation	2,456,958	3,228,728
Other Accrued Expenses	1,565,168	1,807,675
Deferred Revenue	566,525	623,223
Income Taxes Payable	85,235	72,725

Total Current Liabilities	6,816,486	8,272,467
Deferred Tax Liabilities	1,774,568	1,894,104
Other Long Term Liabilities	858,661	1,232,699

TOTAL LIABILITIES	9,449,715	11,399,270

SHAREHOLDERS’ EQUITY
Common Stock, $.05 Par Value, Authorized 13,000,000 shares; Issued 9,003,189 and 8,956,488 shares at July 28, 2012 and January 31, 2012, respectively	450,164	447,829
Additional Paid-In Capital	38,304,635	37,964,204
Retained Earnings	28,701,885	27,919,367
Treasury Stock, at Cost, 1,563,214 and 1,542,276 shares at July 28, 2012 and January 31, 2012, respectively	(10,966,237)	(10,789,805)
Accumulated Other Comprehensive Income	(136,282)	121,271

Total Shareholders’ Equity	56,354,165	55,662,866

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$65,803,880	$67,062,136

See Notes to condensed consolidated financial statements (unaudited).

ASTRO-MED, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	July 28, 2012	July 30, 2011	July 28, 2012	July 30, 2011
Net Sales	$19,572,354	$20,335,676	$37,997,129	$39,195,665
Cost of Sales	11,273,411	12,434,648	22,327,225	23,793,350

Gross Profit	8,298,943	7,901,028	15,669,904	15,402,315
Costs and Expenses:
Selling and Marketing	4,298,151	4,526,112	8,541,732	9,091,650
General and Administrative	1,115,029	964,210	2,151,643	1,875,141
Research and Development	1,207,832	1,187,406	2,411,327	2,655,268

Operating Expenses	6,621,012	6,677,728	13,104,702	13,622,059

Operating Income	1,677,931	1,223,300	2,565,202	1,780,256

Other Income (Expense)	(88,925)	296,962	(103,028)	447,282

Income Before Income Taxes	1,589,006	1,520,262	2,462,174	2,227,538
Income Tax Provision	602,233	474,423	638,586	750,260

Net Income	$986,773	$1,045,839	$1,823,588	$1,477,278

Net Income per Common Share:
Basic	$0.13	$0.14	$0.25	$0.20
Diluted	$0.13	$0.14	$0.24	$0.20
Weighted Average Number of Shares Outstanding:
Basic	7,439,225	7,292,986	7,432,158	7,280,211
Diluted	7,491,160	7,445,536	7,488,985	7,423,539
Dividends Declared Per Common Share	$0.07	$0.07	$0.14	$0.14

See Notes to condensed consolidated financial statements (unaudited).

ASTRO-MED, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	July 28, 2012	July 30, 2011	July 28, 2012	July 30, 2011
Net Income	$986,773	$1,045,839	$1,823,588	$1,477,278
Other Comprehensive Income (Loss), Net of Taxes and Reclassification Adjustments:
Foreign Currency Translation Adjustments	(301,643)	(149,686)	(250,708)	233,324
Unrealized Holding Gain (Loss) Arising During the Period	(2,124)	(219)	(6,845)	8,105

Other Comprehensive Income (Loss)	(303,767)	(149,905)	(257,553)	241,429

Comprehensive Income	$683,006	$895,934	$1,566,035	$1,718,707

See Notes to condensed consolidated financial statements (unaudited).

ASTRO-MED, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	July 28, 2012	July 30, 2011
Cash Flows from Operating Activities:
Net Income	$1,823,588	$1,477,278
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	687,469	816,251
Share-Based Compensation	125,460	118,246
Deferred Income Tax Provision	110,910	20,375
Life Insurance Proceeds Receivable	—	(301,697)

Changes in Assets and Liabilities:
Accounts Receivable	222,807	(1,387,801)
Inventories	182,545	502,134
Income Taxes	(220,772)	480,959
Accounts Payable and Accrued Expenses	(1,468,491)	(505,154)
Other	(357,888)	(27,441)

Net Cash Provided by Operating Activities	1,105,628	1,193,150
Cash Flows from Investing Activities:
Proceeds from Sales/Maturities of Securities Available for Sale	7,635,000	5,880,000
Purchases of Securities Available for Sale	(7,675,834)	(3,646,025)
Line of Credit Issuance	(300,000)	—
Additions to Property, Plant and Equipment	(318,622)	(631,427)

Net Cash Provided (Used) by Investing Activities	(659,456)	1,602,548
Cash Flows from Financing Activities:
Proceeds from Common Shares Issued Under Employee Benefit Plans and Employee Stock Option Plans, Net of Payment of Minimum Tax Withholdings	40,872	44,824
Dividends Paid	(1,041,065)	(1,020,596)

Net Cash Used in Financing Activities	(1,000,193)	(975,772)
Net Increase (Decrease) in Cash and Cash Equivalents	(554,021)	1,819,926
Cash and Cash Equivalents, Beginning of Period	11,703,621	7,720,135

Cash and Cash Equivalents, End of Period	$11,149,600	$9,540,061

Supplemental Disclosures of Cash Flow Information:
Cash Paid During the Period for Income Taxes, Net of Refunds	$768,883	$255,706

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

(4) Net Income Per Common Share

Basic net income per share is calculated by dividing net income by the weighted average number of shares outstanding during the period. Diluted net income per share is calculated by dividing net income by the weighted average number of shares and, if dilutive, common equivalent shares for stock options, restricted stock awards and restricted stock units outstanding during the period. A reconciliation of the shares used in calculating basic and diluted net income per share is as follows:

	Three Months Ended		Six Months Ended
	July 28, 2012	July 30, 2011	July 28, 2012	July 30, 2011
Weighted Average Common Shares Outstanding – Basic	7,439,225	7,292,986	7,432,158	7,280,211
Effect of Dilutive Options, Restricted Stock Awards and Restricted Stock Units	51,935	152,550	56,827	143,328

Weighted Average Common Shares Outstanding – Diluted	7,491,160	7,445,536	7,488,985	7,423,539

For the three and six months ended July 28, 2012, the diluted per share amounts do not reflect common equivalent shares outstanding of 605,844 because their effect would have been anti-dilutive. For the three and six months ended July 30, 2011, the diluted per share amounts do not reflect options outstanding of 615,769 and 736,590, respectively. These outstanding options were not included due to their anti-dilutive effect, as the exercise price was greater than the average market price of the underlying stock during the period presented.

(5) Share-Based Compensation

Astro-Med has one equity incentive plan (the “Plan”) under which incentive stock options, non-qualified stock options, restricted stock units (“RSUs”), restricted stock awards (“RSAs”) and other equity based awards may be granted to officers and certain employees. An aggregate of 1,000,000 shares were authorized for awards under the Plan. Options granted to employees vest over four years. The exercise price of each stock option will be established at the discretion of the Compensation Committee; however, any incentive stock options granted must be at an exercise price of not less than fair market value at the date of grant. Beginning in fiscal year 2013, a portion of the Company’s long-term incentive compensation will be awarded in the form of RSUs. The RSUs vest fifty-percent on the first anniversary of the grant date and fifty-percent on the second anniversary of the grant date provided that the grantee is employed on each vesting date by Astro-Med or an affiliate company and provided the Company achieves specific thresholds of net sales and annual operating income as established under the Management Bonus Domestic Plan. At July 28, 2012, 559,594 shares were available for grant under the Plan.

The Plan provides for an automatic annual grant of ten-year options to purchase 5,000 shares of stock to each non-employee director upon the adjournment of each annual shareholders’ meeting. Each such option is exercisable at the fair market value as of the grant date and vests immediately prior to the next succeeding annual shareholders’ meeting. During the second quarter of fiscal 2013, 20,000 options were awarded to non-employee directors pursuant to the Plan. In addition to the automatic option grant under Plan, the Company adopted a Non-Employee Director Annual Compensation Program (the “Program”) effective as of February 1, 2012. The Program provides that each non-employee director is entitled to an annual cash retainer of $7,000 (the “Cash Retainer”), plus $500 for each Board and committee meeting attended, provided that if more than one meeting occurs on the same day, no more than $500 shall be paid for such day. The non-employee director may elect for any fiscal year to receive all or a portion of the Cash Retainer in the form of common stock of the Company, which will be issued under the Plan. If a non-employee director elects to receive all or a portion of the Cash Retainer in the form of common stock, such shares shall be issued in four quarterly installments on the first day of each fiscal quarter, and the number of shares of common stock to be issued shall be based on the fair market value of such common stock on the date such installment is payable. The common stock received in lieu of such Cash Retainer will be fully vested. However, a non-employee director who receives common stock in lieu of all or a portion of the Cash Retainer may not sell, transfer, assign, pledge or otherwise encumber the common stock prior to the first anniversary of the date on which such shares were issuable. In the event of the death or disability of a nonemployee director, or a change in control of the Company, any shares of common stock issued in lieu of such Cash Retainer, shall no longer be subject to such restrictions on transfer.

In addition, under the Program, commencing with the 2012 annual meeting, each non-employee director will receive “RSAs” with a value equal to $20,000 (the “Equity Retainer”). If a non-employee director is first appointed or elected to the Board of Directors effective on a date other than at the annual shareholders meeting, on the date of such appointment or election, the director shall receive a pro rata award of restricted common stock having a value based on the number of days remaining until the next annual meeting. The Equity Retainer will vest on the earlier of 12 months after the grant date or the date immediately prior to the next annual meeting of the shareholders following the meeting at which such RSAs were granted. However, a non-employee director may not sell, transfer, assign, pledge or otherwise encumber the vested common stock prior to the second anniversary of the vesting date. In the event of the death or disability of a non-employee director, or a change in control of the Company, the RSAs shall immediately vest and shall no longer be subject to such restrictions on transfer. During the second quarter of fiscal 2013, 9,900 RSAs were awarded to non-employee directors pursuant to the Program.

We account for compensation cost related to share-based payments based on fair value of the stock options, RSUs and RSAs when awarded to an employee or director. We have estimated the fair value of each option on the date of grant using the Black-Scholes option-pricing model. Our estimate requires a number of complex and subjective assumptions including our stock price volatility, employee exercise patterns (expected life of the options), the risk-free interest rate and the Company’s dividend yield. The stock price volatility assumption is based on the historical weekly price data of our common stock over a period equivalent to the weighted average expected life of our options. Management evaluated whether there were factors during that period which were unusual and would distort the volatility figure if used to estimate future volatility and concluded that there were no such factors. In determining the expected life of the option grants, the Company has observed the actual terms of prior grants with similar characteristics and the actual vesting schedule of the grant and has assessed the expected risk tolerance of different option groups. The risk-free interest rate is based on the actual U.S. Treasury zero coupon rates for bonds matching the expected term of the option as of the option grant date. Our accounting for share-based compensation for RSUs and RSAs is also based on the fair value method. The fair value of the RSUs and RSAs is based on the closing market price of the Company’s common stock on the date of the RSU or RSA award.

Share-based compensation expense was recognized as follows:

	Three Months Ended		Six Months Ended
	July 28, 2012	July 30, 2011	July 28, 2012	July 30, 2011
Stock Options	$39,107	$40,608	$78,330	$118,246
Restricted Stock Awards and Restricted Stock Units	39,320	—	47,130	—

Total	$78,427	$40,608	$125,460	$118,246

Stock Options

The fair value of stock options granted during the six months ended July 28, 2012 and July 30, 2011 was estimated using the following assumptions:

	Six Months Ended
	July 28, 2012	July 30, 2011
Risk Free Interest Rate	1.0%	1.8% - 2.0%
Expected Volatility	39.4%	39.1% - 39.4%
Expected Life (in years)	5.0	5.0
Dividend Yield	3.5%	3.6% - 3.9%

The weighted average fair value per share for options granted was $2.09 during the first quarter of fiscal 2013 and $2.01 during the second quarter of fiscal 2013 compared to $2.03 and $2.05 during the first and second quarters of fiscal 2012.

Aggregated information regarding stock options granted under the Plan for the six months ended July 28, 2012 is summarized below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Outstanding at January 31, 2012	888,097	$8.27	4.7	$547,874
Granted	94,000	8.19
Exercised	(42,438)	4.37
Expired or canceled	(40,056)	8.45

Outstanding at July 28, 2012	899,603	$8.44	4.7	$355,190

Exercisable at July 28, 2012	736,203	$8.58	3.8	$305,966

As of July 28, 2012 there was $285,920 of unrecognized compensation expense related to unvested options.

Restricted Stock Units (RSUs) and Restricted Stock Awards (RSAs)

Aggregated information regarding RSUs and RSAs granted under the Plan for the six months ended July 28, 2012 is summarized below:

	RSAs & RSUs	Weighted Average Grant Date Fair Value
Outstanding at January 31, 2012	—	$—
Granted	46,900	8.29
Exercised	—	—
Expired or canceled	—	—

Outstanding at July 28, 2012	46,900	$8.29

As of July 28, 2012 there was $252,952 of unrecognized compensation expense related to unvested RSUs and RSAs.

Employee Stock Purchase Plan

Astro-Med has an Employee Stock Purchase Plan allowing eligible employees to purchase shares of common stock at a 15% discount from fair value on the date of purchase. A total of 247,500 shares were reserved for issuance under this plan. During the quarters ended July 28, 2012 and July 30, 2011, 1,550 and 1,559 shares respectively, were purchased under this plan. During the six months ended July 28, 2012 and July 30, 2011, 2,547 and 3,277 shares respectively, were purchased under this plan. As of July 28, 2012, 67,660 shares remain available.

(6) Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and include material, labor and manufacturing overhead. The components of inventories are as follows:

	July 28, 2012	January 31, 2012
Materials and Supplies	$8,708,767	$9,204,853
Work-In-Process	1,247,758	1,274,397
Finished Goods	3,989,529	3,649,349

	$13,946,054	$14,128,599

(7) Income Taxes

The Company’s effective tax rates for the periods, which are based on the projected effective tax rate for the full year, are as follows:

	Three Months Ended	Six Months Ended
Fiscal 2013	37.9%	25.9%
Fiscal 2012	31.2%	33.7%

During fiscal 2013, the Company recognized an income tax expense of approximately $638,000 which included an expense of $907,000 on the six month’s pretax income and a benefit $269,000 primarily related to the favorable resolution of a previously uncertain tax positions.

As of July 28, 2012, the Company’s cumulative unrecognized tax benefits totaled $570,354 compared to $779,543 as of January 31, 2012. There were no developments affecting unrecognized tax benefits during the quarter ended July 28, 2012.

(8) Line of Credit and Note Receivable

On January 30, 2012, we completed the sale of our label manufacturing operations in Asheboro, North Carolina to Label Line Ltd. The net sales price of $1,000,000 was received in the form of a promissory note issued by Label Line Ltd. and is fully secured by a first lien on various collateral, including the Asheboro plant and plant assets. The note bears interest at a rate equal to the lesser of (i) the United States prime rate as of January 30, 2013 plus 50 basis points or (ii) six percent per annum and is payable in sixteen quarterly installments of principal and interest commencing on January 30, 2013. The Note Receivable is disclosed at its present value on the accompanying condensed consolidated balance sheet for the periods ended July 28, 2012 and January 31, 2012. The current portion of the Note Receivable of $62,500 is included in prepaid and other current assets on the accompanying condensed consolidated balance sheet for the period ended July 28, 2012.

The terms of the Asheboro sale also included an agreement for Astro-Med to provide Label Line Ltd. with additional financing in the form of a revolving line of credit in the amount of $600,000. This line of credit is fully secured by first lien on various collateral of Label Line Ltd., including the Asheboro plant and plant assets and bears interest at a rate equal to the United States prime rate plus an additional margin of two percent of the outstanding credit balance. The line of credit has an initial term of one-year from the date of the sale which may be extended for consecutive one-year terms on mutual agreement of both parties. There were no outstanding borrowings due as of January 31, 2012. As of July 28, 2012, Astro-Med has extended $300,000 on this revolving line of credit.

(9) Segment Information

The Company reports three segments consistent with its sales product groups: Test & Measurement (T&M); QuickLabel Systems (QuickLabel) and Grass Technologies (Grass). The Company evaluates segment performance based on the segment profit before corporate expenses.

Summarized below are the Net Sales and Segment Operating Profit for each reporting segment:

	Three Months Ended				Six Months Ended
	Net Sales		Segment Operating Profit		Net Sales		Segment Operating Profit
(In thousands)	July 28, 2012	July 30, 2011	July 28, 2012	July 30, 2011	July 28, 2012	July 30, 2011	July 28, 2012	July 30, 2011
T&M	$3,856	$4,477	$569	$861	$7,829	$8,226	$1,112	$873
QuickLabel	10,807	11,238	1,073	627	21,171	22,012	1,976	1,408
Grass	4,909	4,621	1,098	745	8,997	8,958	1,546	1,410

Total	$19,572	$20,336	2,740	2,233	$37,997	$39,196	4,634	3,691

Corporate Expenses			1,062	1,010			2,069	1,911

Operating Income			1,678	1,223			2,565	1,780
Other Income (Expense) — Net			(89)	297			(103)	448

Income Before Income Taxes			1,589	1,520			2,462	2,228
Income Tax Provision			602	474			638	751

Net Income			$987	$1,046			$1,824	$1,477

(10) Recent Accounting Pronouncements

Comprehensive Income

In June 2011, the FASB issued ASU 2011-05, “Presentation of Comprehensive Income,” which requires entities to present the components of net income and other comprehensive income either as one continuous statement or as two consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in shareholders’ equity. While ASU 2011-05 changes the presentation of comprehensive income, it does not change the components that are recognized in net income or comprehensive income under current accounting guidance. ASU 2011-05 also requires entities to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement in which net income is presented and the statement in which other comprehensive income is presented. In December 2011, the FASB issued ASU 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassification of Items Out of Accumulated Other Comprehensive Income in Accounting Standard Update No. 2011-05,” which indefinitely defers the guidance related to the presentation of reclassification adjustments. ASU 2011-05 is effective for interim and annual periods beginning after December 15, 2011, and must be applied retrospectively. We adopted this guidance in the first quarter of fiscal 2013 and have provided the disclosures required for the three and six months ended July 28, 2012 and July 30, 2011, in the accompanying Condensed Consolidated Statements of Comprehensive Income.

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

(11) Securities Available for Sale

Pursuant to our investment policy, securities available for sale include state and municipal securities with various contractual or anticipated maturity dates ranging from one to 17 months. Securities available for sale are carried at fair value, with unrealized gains and losses reported as a component of accumulated other comprehensive income (loss) in shareholders’ equity until realized. Realized gains and losses from the sale of available for sale securities, if any, are determined on a specific identification basis. A decline in the fair value of any available for sale security below cost that is determined to be other than temporary will result in a write-down of its carrying amount to fair value. No such impairment charges were recorded for any period presented. All short-term investment securities have original maturities greater than 90 days. The fair value, amortized cost and gross unrealized gains and losses of the securities are as follows:

July 28, 2012	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
State and Municipal Obligations	$11,353,847	$13,262	$(721)	$11,366,388

January 31, 2012	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
State and Municipal Obligations	$11,313,013	$22,933	$(22)	$11,335,924

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

Assets measured at fair value on a recurring basis are summarized below:

July 28, 2012	Level 1	Level 2	Level 3	Total
Money Market Funds (included in Cash and Cash Equivalents)	$5,901,983	$—	$—	$5,901,983
State and Municipal Obligations (included in Securities Available for Sale)	11,366,388	—	—	11,366,388

Total	$17,268,371	$—	$—	$17,268,371

January 31, 2012	Level 1	Level 2	Level 3	Total
Money Market Funds (included in Cash and Cash Equivalents)	$5,922,179	$—	$—	$5,922,179
State and Municipal Obligations (included in Securities Available for Sale)	11,335,924			11,335,924

Total	$17,258,103	$—	$—	$17,258,103

For our money market funds and state and municipal obligations, we utilize the market approach to measure fair value. The market approach is based on using quoted market prices for identical assets.

(13) Life Insurance Proceeds

During the second quarter of fiscal 2012, we recognized income on key-man life insurance proceeds of $300,000. This income is included in other income in the accompanying consolidated statement of operations for the six month period ended July 30, 2011.

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

Results of Operations

Three Months Ended July 28, 2012 vs. Three Months Ended July 30, 2011

Net sales by product group and current quarter percentage change over prior year for the three months ended July 28, 2012 and July 30, 2011 were:

(Dollars in thousands)	July 28, 2012	As a % of Net Sales	July 30, 2011	As a % of Net Sales	% Change Over Prior Year
T&M	$3,856	19.7%	$4,477	22.0%	(13.9)%
QuickLabel	10,807	55.2%	11,238	55.3%	(3.8)%
Grass	4,909	25.1%	4,621	22.7%	6.2%

Total	$19,572	100.0%	$20,336	100.0%	(3.8)%

Net sales for the second quarter of the current year were $19,572,000, representing a 3.8% decrease as compared to the previous year’s second quarter sales of $20,336,000 but a 6.2% improvement over current year first quarter sales of $18,425,000. Sales through the domestic channels for the current quarter were $14,012,000, a decrease of 1.8% over the prior year. International shipments for the second quarter of the current year were $5,560,000, representing an 8.3% decrease from the previous year. Current year’s second quarter international sales includes an unfavorable foreign exchange rate impact of $459,000.

Hardware sales in the current quarter were $8,875,000, a decrease of 5.3% as compared to prior year’s second quarter sales of $9,370,000, but a 12.1% improvement over the current year first quarter sales of $7,920,000. The current quarter decrease is primarily due to the decline in T&M and QuickLabel product group hardware sales and as compared to the prior year. The overall hardware sales decline is tempered by increases in Grass’s clinical and research line of products, which have increased 8.3% and 20.6%, respectively.

Consumables sales in the current quarter were $9,589,000, representing a 1.3% decrease over prior year’s second quarter consumable sales of $9,713,000, but a 3.0% increase as compared to current year first quarter consumable sales of $9,312,000. The current quarter decrease in consumable sales as compared to the prior year is an outgrowth of the January 2012 divestiture of the Asheboro, North Carolina label business, which contributed sales of $985,000 in the second quarter of the prior year. This overall decrease was slightly tempered by QuickLabel’s 20.4% increase in sales of digital color printer supplies and a 2.6% increase in sales of the Thermal Transfer Ribbon product line as compared to prior year’s second quarter.

Service and other revenues of $1,108,000 in the current quarter were down from prior year’s second quarter service and other revenues of $1,253,000, primarily due to the decrease in service and freight revenue during the quarter.

Current year second quarter gross profit was $8,299,000, reflecting a 12.6% improvement over current year first quarter gross profit of $7,371,000 and a 5.0% improvement over prior year’s second quarter gross profit of $7,901,000. The Company’s gross profit margin of 42.4% in the current quarter reflects an increase from the prior year’s second quarter gross profit margin of 38.9%. The higher gross profit and related margin for the current quarter as compared to prior year is primarily attributable to lower material and manufacturing costs and favorable product mix.

Operating expenses for the current quarter were $6,621,000, a slight decrease as compared to prior year’s second quarter operating expenses of $6,678,000. Specifically, selling and marketing expenses for the current quarter decreased 5.0% to $4,298,000 as compared to the previous year’s second quarter selling and marketing expenses of $4,526,000. The decrease in selling and marketing for the current quarter was primarily due to decreases in commissions and trade show spending. The overall decrease in second quarter operating expenses was tempered by the increase in General and administrative (G&A) and research & development (R&D) expenses. G&A expenses increased 15.7% to $1,115,000 in the second quarter of the current year as compared to prior year’s second quarter G&A expenses of $964,000. The increase in G&A was primarily due to a increase in benefits and outside service spending. Investment in R&D in the second quarter of the current year of $1,208,000 represents a 1.8% increase compared to prior year’s second quarter investment of $1,187,000. The current quarter spending in R&D represents 6.2% of sales, an increase as compared to prior year’s second quarter level of 5.8%.

Second quarter operating income of $1,678,000 increased 37.2% as compared to the prior year’s second quarter operating income of $1,223,000. Operating margin for the second quarter of the current year of 8.6% is also up as compared to the prior year’s second quarter margin of 6.0%. The increase in operating income and related margin is primarily attributable to lower manufacturing cost and reduced selling and marketing spend during the current quarter.

Other expense during the second quarter was $89,000 compared to other income of $297,000 in the second quarter of the previous year. The decrease was primarily due to $300,000 of income recognized in the second quarter of the prior year related to the disposition of a key-man life insurance policy, as well as the increase in foreign exchange loss recognized in the second quarter of the current year.

The provision for federal, state and foreign income taxes for the second quarter of the current year was $602,000 reflecting an effective tax rate of 37.9%. This result compares to the prior year’s second quarter income tax expense of $474,000 reflecting an effective tax rate of 31.2%. The increased effective tax rate for the second quarter of the current year as compared to the prior year is primarily due to a discrete benefit related to tax exempt key-man life insurance proceeds recognized in the second quarter of the prior year.

The Company reported $987,000 in net income for the second quarter of the current year, reflecting a return on sales of 5.0% and generating EPS of $0.13 per diluted share, On a comparative basis, prior year’s second quarter recognized net income of $1,046,000 reflecting a return on sales of 5.1% and an EPS of $0.14 per diluted share which includes $0.04 per diluted share related to income of $300,000 from life insurance proceeds recognized in the second quarter of the prior year.

Six Months Ended July 28, 2012 vs. Six Months Ended July 30, 2011

Net sales by product group and current quarter percentage change over prior year for the six months ended July 28, 2012 and July 30, 2011 were:

(Dollars in thousands)	July 28, 2012	As a % of Net Sales	July 30, 2011	As a % of Net Sales	% Change Over Prior Year
T&M	$7,829	20.6%	$8,226	21.0%	(4.8)%
QuickLabel	21,171	55.7%	22,012	56.2%	(3.8)%
Grass	8,997	23.7%	8,958	22.8%	0.4%

Total	$37,997	100.0%	$39,196	100.0%	(3.1)%

Net sales for the six month period of the current fiscal year were $37,997,000, a 3.1% decrease as compared to sales of $39,196,000 as reported for the first six months of the prior fiscal year. Sales through the domestic channels for the first six months of the current year were $26,751,000, a slight decrease from prior year’s domestic sales of $26,848,000. International sales for the first six months of the current year of $11,246,000 includes an unfavorable impact of $668,000 due to foreign exchange rates and reflects an 8.9% decrease as compared to the prior year.

The Company’s hardware sales were $16,796,000 in the first six months of fiscal 2013, a 2.7% decrease as compared to the same period in the prior year. All three product groups experienced a decline in hardware growth in the current year ,with T&M hardware sales for the first six months of the current year of $6,978,000, a 4.7% decrease compared to prior year’s sales of $7,325,000; QuickLabel hardware sales for the first six months of the current year of $4,256,000, approximately flat as compared to prior year’s sales of $4,266,000 and Grass Technologies hardware sales for the first six months of the current year of $5,562,000, a 2.0% decrease compared to prior year’s sales of $5,673,000.

Consumables sales for the first six months of the current year were $18,901,000, representing a decrease of 2.9% as compared to the prior year’s consumable sales of $19,461,000. The overall decrease in consumable sales for the first six months of the current year was primarily attributable to lower label and tag sales in the QuickLabel product group due to the January 2012 divestiture of the Asheboro, North Carolina facilities, which contributed sales of approximately $2,116,000 in the first six months of the prior year. This overall decrease in consumable sales in the current year was somewhat tempered by the increase in sales of digital color printer supplies within the QuickLabel product group, which were up 23.4% as compared to the prior year.

Service and other revenues of $2,300,000 in the first six months of fiscal 2013 were down 6.9% from prior year’s service and other revenues of $2,471,000, primarily due to the decrease in service revenue, as well as a decrease in parts revenue.

The Company achieved $15,670,000 in gross profit for the first six months of fiscal 2013 and generated a gross profit margin of 41.2% as compared to prior year’s gross profit of $15,402,000 and related gross profit margin of 39.3%. The increase in gross profit and related margin for the first six months of the current year is due to lower manufacturing costs and favorable product mix.

Operating expenses in the first six months of the current year were $13,105,000, representing a 3.8% decrease from the prior year. Selling and marketing expenses for the first six months of the current year decreased 6.0% from the prior year to $8,542,000, with the decrease traceable primarily to lower commissions, trade show, travel and advertising spending. R&D spending for the current six months is $2,411,000, representing a 9.2% decrease as compared with prior year R&D spending of $2,655,000. Spending in R&D represents 6.3% of sales for the first six months of the current year as compared to 6.8% in the prior year. General and administrative (G&A) expenses for the first six months of the current year were $2,152,000, a 14.8% increase from the prior year. The increased spending level for G&A in the current year is mainly attributed to the increase in benefits and higher professional services spending.

The Company earned $2,565,000 in operating income during the first six months of fiscal year 2013, a 44.1% increase as compared to $1,780,000 for the same period in the prior year. On a margin basis, this year’s operating income reflects an operating margin of 6.8% on sales compared to prior year’s operating margin of 4.5%.

Other expense realized during the first six months of the current fiscal year is $103,000 as compared to the other income of $447,000 reported in the same period of the previous year. This decrease in the current year is a result of income recognized of $300,000 related to the disposition of a key-man life insurance policy in the prior year. Also contributing to the current period decline is the recognition of a foreign exchange loss of $154,000 in the current year as compared to a foreign exchange gain of $77,000 in the prior year.

The Company has provided federal, state and foreign income tax expense of $638,000 for the six month period ended July 28, 2012. This year’s provision reflects an effective tax rate of 25.9%, down from the prior year’s effective tax rate of 33.7%. The lower effective tax rate in fiscal 2013 as compared to the prior year is due to a benefit of $269,000 primarily related to the resolution of a previously uncertain tax position recognized in the first quarter of the current year.

Net income earned during the first six months of the current fiscal year was $1,824,000, a 23.5% increase as compared to prior year’s first six months of net income of $1,477,000, and reflects a return on sales of 4.8%. This year’s net income resulted in an EPS of $0.24 per diluted share. On a comparative basis, prior year’s first six months net income reflected a return on sales of 3.8% and generated an EPS of $0.20 per diluted share which includes $0.04 per diluted share related to $300,000 of income from key-man life insurance proceeds recognized in the prior year.

Segment Analysis

The Company reports three segments consistent with its sales product groups: Test & Measurement (T&M); QuickLabel Systems (QuickLabel) and Grass Technologies (Grass). The Company evaluates segment performance based on the segment profit before corporate and financial administration expenses.

Summarized below are the Net Sales and Segment Operating Profit for each reporting segment:

	Three Months Ended				Six Months Ended
	Net Sales		Segment Operating Profit		Net Sales		Segment Operating Profit
(In thousands)	July 28, 2012	July 30, 2011	July 28, 2012	July 30, 2011	July 28, 2012	July 30, 2011	July 28, 2012	July 30, 2011
T&M	$3,856	$4,477	$569	$861	$7,829	$8,226	$1,112	$873
QuickLabel	10,807	11,238	1,073	627	21,171	22,012	1,976	1,408
Grass	4,909	4,621	1,098	745	8,997	8,958	1,546	1,410

Total	$19,572	$20,336	2,740	2,233	$37,997	$39,196	4,634	3,691

Corporate Expenses			1,062	1,010			2,069	1,911

Operating Income			1,678	1,223			2,565	1,780
Other Income (Expense) — Net			(89)	297			(103)	448

Income Before Income Taxes			1,589	1,520			2,462	2,228
Income Tax Provision			602	474			638	751

Net Income			$987	$1,046			$1,824	$1,477

Test & Measurement—T&M

Sales revenues from the Test & Measurement product group were $3,856,000 for the second quarter of the current fiscal year, representing a 13.9% decrease as compared to sales of $4,477,000 for the same period in the prior year. The decrease is primarily attributable to the hardware product line, as traditional Recorder and Ruggedized product line sales ran below the prior year’s sales volume. T&M’s second quarter segment operating profit of $569,000 resulted in a 14.8% profit margin as compared to the prior year’s segment operating profit of $861,000 and related operating margin of 19.2%. The decline in both segment operating profit and related margin was due to lower sales and unfavorable product mix.

For the first six months of the current fiscal year, sales revenues of the T&M product group were $7,829,000, a 4.8% decrease as compared to sales of $8,226,000 for the same period of the previous year. The decrease in sales is primarily attributable to the decrease in hardware product line sales, as sales in the traditional Recorder hardware product line decreased 13.9% from the prior year. However, the overall decrease in sales of T&M’s hardware business was slightly tempered by the increase in sales of the TMX product line, as well as the increase in the Ruggedized product line as compared to the prior year. Despite the overall decline in current year sales, T&M current year’s segment operating profit of $1,112,000 represents a 27.4% increase from the prior year’s segment operating profit of $873,000 and provided an operating profit margin of 14.2%, an increase from the prior year’s margin of 10.6%. The increase in T&M current year’s segment operating profit and related margin is traceable to lower manufacturing and operating expenses.

QuickLabel Systems—QuickLabel

Sales revenues from the QuickLabel Systems product group were $10,807,000 in the second quarter of the current year as compared to $11,238,000 in the same quarter of the prior year. The decrease in sales is primarily due to the hardware product line which decreased 8.5% from the prior year. The overall decline in second quarter hardware sales was slightly tempered by sales from the new Kario! product line which was introduced in July 2012. The consumable product line also reported a decrease in sales due to the decline in sales of label and tags related to the January 2012 divestiture of the Asheboro, North Carolina facility. However, these results were slightly tempered by the 20.4% increase in the digital color printer supplies. QuickLabel’s current quarter segment operating profit was $1,073,000, reflecting a profit margin of 9.9% and an increase from prior year’s second quarter segment profit of $627,000 and related profit margin of 5.6%. The increase in QuickLabel’s current year’s segment operating profit and related margin is due to favorable product mix and lower manufacturing costs and operating expenses.

The QuickLabel product group had sales revenue of $21,171,000 for the first six months of the current fiscal year, a 3.8% decline as compared with $22,012,000 in sales revenues reported for the same period in the prior year. The key driver of the decrease was to the decline in label and tag sales in the QuickLabel product group due to the January 2012 divestiture of the Asheboro, North Carolina facilities, which contributed sales of approximately $2,116,000 in the first six months of the prior year. Also contributing to the current year decrease was the decline in the sales of the Vivo! product line as compared to the prior year. This decline was slightly tempered by the 23.4% increase in the consumable sales of digital color printer supplies and the sales of the new Kiaro! product line. Segment operating profit margin of 9.3% for the first six months of the current year has increased as compared to a 6.4% profit margin for the same period of the previous year. The current year increase in QuickLabel’s profit margin is due to lower manufacturing costs, favorable product mix and lower operating expenses.

Grass Technologies—Grass

Sales revenues in the second quarter of the current year for the Grass group were $4,909,000 representing a 6.2% increase as compared to prior year’s second quarter sales of $4,621,000. The increase in sales is primarily attributable to sales in the Clinical hardware line, as current quarter sales were up 8.3% over prior year’s second quarter sales. The increase is particularly evident in the EEG and Long-Term Monitoring product lines. Also contributing to the increase for the current quarter are sales of the Research product line and the consumable products of electrodes and creams, which have increased 20.6% and 3.9%, respectively, as compared to the prior year. Segment operating profits increased 47.3% in the current quarter to $1,098,000, with the segment achieving an operating profit margin of 22.4% as compared to a segment operating profit margin of 16.1% as reported in the second quarter of the prior year. The significant increase in segment operating profit and related margin is primarily due to higher sales, favorable product mix and lower manufacturing costs.

Grass sales were $8,997,000 for the six months of the current year, a slight increase as compared to sales of $8,958,000 for the same period of the prior year. The year over year increase is primarily attributed to the 6.1% increase in consumable sales of electrodes and creams and an 8.0% increase in Research product line sales. The nominal increase was tempered by the decrease in current year sales of the Clinical product line. Segment operating profit increased 9.6 % to $1,546,000, resulting in a 17.2% operating profit margin as compared to prior year’s segment operating profit margin of 15.7%. The increase in segment profit and related margin is primarily due to lower manufacturing costs and favorable product mix.

Financial Condition and Liquidity

The Company believes that cash provided by operations will continue to be sufficient to meet operating and capital needs for at least the next twelve months. However, in the event that cash from operations is not sufficient, the Company has a substantial cash and short term marketable securities balance, as well as a $5.0 million revolving bank line of credit, all of which is currently available. Borrowings under this line of credit bear interest at either a fluctuating rate equal to 75 basis points below the base rate, as defined in the agreement, or at a fixed rate equal to 150 basis points above LIBOR.

The Company’s statements of cash flows for the six months ended July 28, 2012 and July 30, 2011 are included on page 6. Net cash flows provided by operating activities was $1,106,000 in the current year compared to net cash provided by operating activities of $1,193,000 in the previous year. The slight decline in operating cash flow provided in the first six months of the current year as compared to the previous year is related to lower accounts payable, accrued compensation and other expenses, and taxes payable balances. This decline in the current year was slightly offset by the increase in current year’s net income, as well as the decrease in accounts receivable. Accounts receivables decreased to $11,578,000 at the end of the second quarter as compared to $11,800,000 at year-end and the accounts receivable collection cycle decreased to 50 days sales outstanding at the end of the quarter as compared to 51 days outstanding at year end. Inventory decreased to $13,946,000 at the end of the second quarter compared to $14,129,000 at year end and inventory days on hand increased to 112 days on hand at the end of the current quarter from 105 days at year end.

The Company’s cash, cash equivalents and investments at the end of the second quarter totaled $22,516,000 compared to $23,040,000 at year end. The lower cash and investment position resulted from the increase in accounts payable, accrued compensation and other expense and taxes payable balances , as noted above, as well as cash used to acquire property, plant and equipment of $319,000 and to pay cash dividends of $1,041,000.

The Company’s backlog increased 18.9% from year-end to $7,397,000 at the end of the second quarter.

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

During the second quarter of fiscal 2013, the Company made the following repurchases of its common stock:

	Total Number of Shares Repurchased	Average Price paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Be Purchased Under The Plans or Programs
April 29 – May 26	—	$—	—	500,000
May 27 – June 23	—	$—	—	500,000
June 24 – July 28	—	$—	—	500,000

Item 6.	Exhibits

The following exhibits are filed as part of this report on Form 10-Q:

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Database

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASTRO-MED, INC. (Registrant)

Date: August 31, 2012	By	/s/ Everett V. Pizzuti
Everett V. Pizzuti,
President and Chief Executive Officer (Principal Executive Officer)

	By	/s/ Joseph P. O’Connell
Joseph P. O’Connell
Senior Vice President, Treasurer and Chief Financial Officer (Principal Financial Officer)