Form 10-Q
period 2012-10-27
ASTRO MED INC /NEW/
filed 2012-12-05
CIK 8146

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 27, 2012

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

Common Stock, $.05 Par Value – 7,337,442 shares

(excluding treasury shares) as of November 30, 2012

ASTRO-MED, INC.

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ASTRO-MED, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	October 27, 2012	January 31, 2012
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$14,789,337	$11,703,621
Securities Available for Sale	8,173,835	11,335,924
Accounts Receivable, net	11,804,104	11,800,481
Inventories	14,487,300	14,128,599
Deferred Tax Assets	2,463,523	2,618,578
Line of Credit Receivable	300,000	—
Note Recievable	125,000	—
Prepaid Expenses and Other Current Assets	805,653	891,047

Total Current Assets	52,948,752	52,478,250
PROPERTY, PLANT AND EQUIPMENT	38,371,091	37,876,071
Less Accumulated Depreciation	(27,671,765)	(26,705,341)

Property, Plant and Equipment, net	10,699,326	11,170,730
OTHER ASSETS
Goodwill	2,336,721	2,336,721
Notes Receivable	844,700	969,700
Other	107,446	106,735

Total Other Assets	3,288,867	3,413,156

TOTAL ASSETS	$66,936,945	$67,062,136

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts Payable	$2,181,561	$2,540,116
Accrued Compensation	2,798,981	3,228,728
Other Accrued Expenses	1,556,367	1,807,675
Deferred Revenue	581,568	623,223
Income Taxes Payable	411,344	72,725

Total Current Liabilities	7,529,821	8,272,467
Deferred Tax Liabilities	1,811,097	1,894,104
Other Long Term Liabilities	838,661	1,232,699

TOTAL LIABILITIES	10,179,579	11,399,270

SHAREHOLDERS’ EQUITY
Common Stock, $.05 Par Value, Authorized 13,000,000 shares; Issued 9,005,976 and 8,956,488 shares at October 27, 2012 and January 31, 2012, respectively	450,303	447,829
Additional Paid-In Capital	38,504,592	37,964,204
Retained Earnings	29,491,905	27,919,367
Treasury Stock, at Cost, 1,673,214 and 1,542,276 shares at October 27, 2012 and January 31, 2012, respectively	(11,736,237)	(10,789,805)
Accumulated Other Comprehensive Income	46,803	121,271

Total Shareholders’ Equity	56,757,366	55,662,866

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$66,936,945	$67,062,136

See Notes to condensed consolidated financial statements (unaudited).

ASTRO-MED, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	October 27, 2012	October 29, 2011	October 27, 2012	October 29, 2011
Net Sales	$20,562,076	$19,568,600	$58,559,205	$58,764,264
Cost of Sales	11,724,077	11,554,870	34,051,302	35,348,220

Gross Profit	8,837,999	8,013,730	24,507,903	23,416,044
Costs and Expenses:
Selling and Marketing	4,431,135	4,554,875	12,972,867	13,646,526
General and Administrative	1,187,354	1,009,145	3,338,997	2,884,286
Research and Development	1,126,319	1,261,632	3,537,646	3,916,899

Operating Expenses	6,744,808	6,825,652	19,849,510	20,447,711

Operating Income	2,093,191	1,188,078	4,658,393	2,968,333

Other Income (Expense)	46,651	(68,663)	(56,377)	378,619

Income Before Income Taxes	2,139,842	1,119,415	4,602,016	3,346,952
Income Tax Provision	832,388	319,428	1,470,974	1,069,688

Net Income	$1,307,454	$799,987	$3,131,042	$2,277,264

Net Income per Common Share:
Basic	$0.18	$0.11	$0.42	$0.31
Diluted	$0.18	$0.11	$0.42	$0.31
Weighted Average Number of Shares Outstanding:
Basic	7,379,094	7,339,639	7,414,273	7,300,167
Diluted	7,461,958	7,420,835	7,486,588	7,422,787
Dividends Declared Per Common Share	$0.07	$0.07	$0.21	$0.21

See Notes to condensed consolidated financial statements (unaudited).

ASTRO-MED, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	October 27, 2012	October 29, 2011	October 27, 2012	October 29, 2011
Net Income	$1,307,454	$799,987	$3,131,042	$2,277,264
Other Comprehensive Income (Loss), Net of Taxes and Reclassification Adjustments:
Foreign Currency Translation Adjustments	184,758	(92,983)	(65,951)	140,341
Unrealized Holding Gain (Loss) Arising During the Period	(1,673)	(4,882)	(8,518)	3,223

Other Comprehensive Income (Loss)	183,085	(97,865)	(74,469)	143,564

Comprehensive Income	$1,490,539	$702,122	$3,056,573	$2,420,828

See Notes to condensed consolidated financial statements (unaudited).

ASTRO-MED, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	October 27, 2012	October 29, 2011
Cash Flows from Operating Activities:
Net Income	$3,131,042	$2,277,264
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	993,495	1,192,466
Share-Based Compensation	305,551	161,242
Deferred Income Tax Provision	72,048	(211,483)
Changes in Assets and Liabilities:
Accounts Receivable	(3,623)	(238,174)
Inventories	(358,701)	797,922
Income Taxes	174,204	676,916
Accounts Payable and Accrued Expenses	(1,081,265)	(442,110)
Other	(201,123)	(138,675)

Net Cash Provided by Operating Activities	3,031,628	4,075,368
Cash Flows from Investing Activities:
Proceeds from Sales/Maturities of Securities Available for Sale	14,965,000	8,905,000
Purchases of Securities Available for Sale	(11,815,817)	(7,366,676)
Line of Credit Issuance	(300,000)	—
Additions to Property, Plant and Equipment	(527,472)	(970,867)

Net Cash Provided by Investing Activities	2,321,711	567,457
Cash Flows from Financing Activities:
Proceeds from Common Shares Issued Under Employee Benefit Plans and Employee Stock Option Plans, Net of Payment of Minimum Tax Withholdings	60,881	(170,604)
Purchase of Treasury Stock	(770,000)	—
Dividends Paid	(1,558,504)	(1,537,299)

Net Cash Used in Financing Activities	(2,267,623)	(1,707,903)
Net Increase in Cash and Cash Equivalents	3,085,716	2,934,922
Cash and Cash Equivalents, Beginning of Period	11,703,621	7,720,135

Cash and Cash Equivalents, End of Period	$14,789,337	$10,655,057

Supplemental Disclosures of Cash Flow Information:
Cash Paid During the Period for Income Taxes, Net of Refunds	$1,354,432	$553,599

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

	Three Months Ended		Nine Months Ended
	October 27, 2012	October 29, 2011	October 27, 2012	October 29, 2011
Weighted Average Common Shares Outstanding – Basic	7,379,094	7,339,639	7,414,273	7,300,167
Effect of Dilutive Options, Restricted Stock Awards and Restricted Stock Units	82,864	81,196	72,315	122,620

Weighted Average Common Shares Outstanding – Diluted	7,461,958	7,420,835	7,486,588	7,422,787

For the three and nine months ended October 27, 2012, the diluted per share amounts do not reflect common equivalent shares outstanding of 595,394 and 654,194, respectively, because their effect would have been anti-dilutive. For the three and nine months ended October 29, 2011, the diluted per share amounts do not reflect options outstanding of 679,890 and 664,690, respectively. These outstanding options were not included due to their anti-dilutive effect, as the exercise price was greater than the average market price of the underlying stock during the period presented.

(5) Share-Based Compensation

Astro-Med has one equity incentive plan (the “Plan”) under which incentive stock options, non-qualified stock options, restricted stock units (“RSUs”), restricted stock awards (“RSAs”) and other equity based awards may be granted to officers and certain employees. An aggregate of 1,000,000 shares were authorized for awards under the Plan. Options granted to employees vest over four years. The exercise price of each stock option will be established at the discretion of the Compensation Committee; however, any incentive stock options granted must be at an exercise price of not less than fair market value at the date of grant. Beginning in fiscal year 2013, a portion of the Company’s long-term incentive compensation will be awarded in the form of RSUs. The RSUs vest fifty-percent on the first anniversary of the grant date and fifty-percent on the second anniversary of the grant date provided that the grantee is employed on each vesting date by Astro-Med or an affiliate company and provided the Company achieves specific thresholds of net sales and annual operating income as established under the Management Bonus Domestic Plan. At October 27, 2012, 460,444 shares were available for grant under the Plan.

On September 6, 2012, Astro-Med, Inc. announced the appointment of Gregory A. Woods, as Executive Vice President and Chief Operating Officer. Upon this appointment, Mr. Woods was granted 50,000 shares of restricted stock and options to purchase 50,000 shares of the Registrant’s common stock, all of which vest in four equal, annual installments commencing on the first anniversary of his appointment. Mr. Woods will be eligible to participate in the incentive compensation and bonus plans applicable to executive officers of the Company.

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

In addition, under the Program, commencing with the 2012 annual meeting, each non-employee director will receive RSAs with a value equal to $20,000 (the “Equity Retainer”). If a non-employee director is first appointed or elected to the Board of Directors effective on a date other than at the annual shareholders meeting, on the date of such appointment or election, the director shall receive a pro rata award of restricted common stock having a value based on the number of days remaining until the next annual meeting. The Equity Retainer will vest on the earlier of 12 months after the grant date or the date immediately prior to the next annual meeting of the shareholders following the meeting at which such RSAs were granted. However, a non-employee director may not sell, transfer, assign, pledge or otherwise encumber the vested common stock prior to the second anniversary of the vesting date. In the event of the death or disability of a non-employee director, or a change in control of the Company, the RSAs shall immediately vest and shall no longer be subject to such restrictions on transfer.

We account for compensation cost related to share-based payments based on fair value of the stock options, RSUs and RSAs when awarded to an employee or director. We have estimated the fair value of each option on the date of grant using the Black-Scholes option-pricing model. Our estimate requires a number of complex and subjective assumptions including our stock price volatility, employee exercise patterns (expected life of the options), the risk-free interest rate and the Company’s dividend yield. The stock price volatility assumption is based on the historical weekly price data of our common stock over a period equivalent to the weighted average expected life of our options. Management evaluated whether there were factors during that period which were unusual and would distort the volatility figure if used to estimate future volatility and concluded that there were no such factors. In determining the expected life of the option grants, the Company has observed the actual terms of prior grants with similar characteristics and the actual vesting schedule of the grant and has assessed the expected risk tolerance of different option groups. The risk-free interest rate is based on the actual U.S. Treasury zero coupon rates for bonds matching the expected term of the option as of the option grant date. Our accounting for share-based compensation for RSUs and RSAs is also based on the fair value method. The fair value of the RSUs and RSAs is based on the closing market price of the Company’s common stock on the grant date of the RSU or RSA.

Share-based compensation expense was recognized as follows:

	Three Months Ended		Nine Months Ended
	October 27, 2012	October 29, 2011	October 27, 2012	October 29, 2011
Stock Options	$42,167	$42,996	$120,497	$161,242
Restricted Stock Awards and Restricted Stock Units	137,924	—	185,054	—

Total	$180,091	$42,996	$305,551	$161,242

Stock Options

The fair value of stock options granted during the nine months ended October 27, 2012 and October 29, 2011 was estimated using the following assumptions:

	Nine Months Ended
	October 27, 2012	October 29, 2011
Risk Free Interest Rate	0.9%	1.9%
Expected Volatility	39.2%	39.3%
Expected Life (in years)	5.0	5.0
Dividend Yield	3.4%	3.8%

The weighted average fair value per share for options granted was $2.09, $2.01 and $1.93 during the first, second and third quarter of fiscal 2013, respectively. On a comparative basis, the weighted average fair value per share for options granted was $2.03, $2.05 and $1.86 during the first, second and third quarter of fiscal 2012, respectively.

Aggregated information regarding stock options granted under the Plan for the nine months ended October 27, 2012 is summarized below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Outstanding at January 31, 2012	888,097	$8.27	4.7	$547,874
Granted	144,000	8.09
Exercised	(43,048)	4.40
Expired or canceled	(42,022)	8.51

Outstanding at October 27, 2012	947,027	$8.41	4.8	$554,850

Exercisable at October 27, 2012	733,627	$8.58	3.6	$430,720

As of October 27, 2012 there was $342,314 of unrecognized compensation expense related to unvested options.

Restricted Stock Units (RSUs) and Restricted Stock Awards (RSAs)

Aggregated information regarding RSUs and RSAs granted under the Plan for the nine months ended October 27, 2012 is summarized below:

	RSAs & RSUs	Weighted Average Grant Date Fair Value
Outstanding at January 31, 2012	—	$—
Granted	96,900	8.10
Exercised	—	—
Expired or canceled	—	—

Outstanding at October 27, 2012	96,900	$8.10

As of October 27, 2012 there was $599,388 of unrecognized compensation expense related to unvested RSUs and RSAs.

Employee Stock Purchase Plan

Astro-Med has an Employee Stock Purchase Plan allowing eligible employees to purchase shares of common stock at a 15% discount from fair value on the date of purchase. A total of 247,500 shares were reserved for issuance under this plan. During the quarters ended October 27, 2012 and October 29, 2011, 1,535 and 1,210 shares respectively, were purchased under this plan. During the nine months ended October 27, 2012 and October 29, 2011, 4,082 and 4,487 shares respectively, were purchased under this plan. As of October 27, 2012, 66,125 shares remain available.

(6) Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and include material, labor and manufacturing overhead. The components of inventories are as follows:

	October 27, 2012	January 31, 2012
Materials and Supplies	$8,664,879	$9,204,853
Work-In-Process	1,531,561	1,274,397
Finished Goods	4,290,860	3,649,349

	$14,487,300	$14,128,599

(7) Income Taxes

The Company’s effective tax rates for the periods, which are based on the projected effective tax rate for the full year, are as follows:

	Three Months Ended	Nine Months Ended
Fiscal 2013	38.9%	32.0%
Fiscal 2012	28.5%	32.0%

During the nine months ended October 27, 2012, the Company recognized an income tax expense of approximately $1,471,000 which included an expense of $1,773,000 on the nine month’s pretax income and a benefit $302,000 primarily related to the favorable resolution of a previously uncertain tax positions. During the nine months ended October 29, 2011, the Company recognized income tax expense of approximately $1,070,000 which included an expense of $1,183,000 on the nine month’s pretax income and a benefit $113,000 related to the difference between the prior year’s tax provision and the actual returns as filed.

As of October 27, 2012, the Company’s cumulative unrecognized tax benefits totaled $533,354 compared to $779,543 as of January 31, 2012. There were no developments affecting unrecognized tax benefits during the quarter ended October 27, 2012.

(8) Line of Credit and Note Receivable

On January 30, 2012, we completed the sale of our label manufacturing operations in Asheboro, North Carolina to Label Line Ltd. The net sales price of $1,000,000 was received in the form of a promissory note issued by Label Line Ltd. and is fully secured by a first lien on various collateral, including the Asheboro plant and plant assets. The note bears interest at a rate equal to the lesser of (i) the United States prime rate as of January 30, 2013 plus 50 basis points or (ii) six percent per annum and is payable in sixteen quarterly installments of principal and interest commencing on January 30, 2013. The Note Receivable is disclosed at its present value on the accompanying condensed consolidated balance sheet for the periods ended October 27, 2012 and January 31, 2012.

The terms of the Asheboro sale also included an agreement for Astro-Med to provide Label Line Ltd. with additional financing in the form of a revolving line of credit in the amount of $600,000. This line of credit is fully secured by first lien on various collateral of Label Line Ltd., including the Asheboro plant and plant assets and bears interest at a rate equal to the United States prime rate plus an additional margin of two percent of the outstanding credit balance. The line of credit has an initial term of one-year from the date of the sale which may be extended for consecutive one-year terms on mutual agreement of both parties. There were no outstanding borrowings due as of January 31, 2012. As of October 27, 2012, Astro-Med has extended $300,000 on this revolving line of credit.

(9) Segment Information

The Company reports three segments consistent with its sales product groups: Test & Measurement (T&M); QuickLabel Systems (QuickLabel) and Grass Technologies (Grass). The Company evaluates segment performance based on the segment profit before corporate expenses.

Summarized below are the Net Sales and Segment Operating Profit for each reporting segment:

	Three Months Ended				Nine Months Ended
	Net Sales		Segment Operating Profit		Net Sales		Segment Operating Profit
(In thousands)	October 27, 2012	October 29, 2011	October 27, 2012	October 29, 2011	October 27, 2012	October 29, 2011	October 27, 2012	October 29, 2011
T&M	$5,359	$4,325	$1,280	$595	$13,187	$12,550	$2,391	$1,469
QuickLabel	10,680	10,352	1,164	392	31,851	32,364	3,142	1,798
Grass	4,523	4,892	919	1,176	13,521	13,850	2,464	2,587

Total	$20,562	$19,569	3,363	2,163	$58,559	$58,764	7,997	5,854

Corporate Expenses			1,270	975			3,339	2,886

Operating Income			2,093	1,188			4,658	2,968
Other Income (Expense) — Net			47	(69)			(56)	379

Income Before Income Taxes			2,140	1,119			4,602	3,347
Income Tax Provision			832	319			1,471	1,070

Net Income			$1,308	$800			$3,131	$2,277

(10) Recent Accounting Pronouncements

Intangibles

In July 2012, the Financial Accounting Standards Board (FASB) issued ASU 2012-02, “Testing Indefinite-Lived Intangible Assets for Impairment,” which allows entities to use a qualitative approach to test indefinite-lived intangible assets for impairment. ASU 2012-02 permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of the indefinite-lived intangible asset is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the currently prescribed quantitative impairment test. Otherwise, the quantitative impairment test is not required. ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The adoption of the provisions of ASU 2012-02 will not have a material impact on the Company’s financial position or results of operations.

Comprehensive Income

In June 2011, the FASB issued ASU 2011-05, “Presentation of Comprehensive Income,” which requires entities to present the components of net income and other comprehensive income either as one continuous statement or as two consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in shareholders’ equity. While ASU 2011-05 changes the presentation of comprehensive income, it does not change the components that are recognized in net income or comprehensive income under current accounting guidance. ASU 2011-05 also requires entities to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement in which net income is presented and the statement in which other comprehensive income is presented. In December 2011, the FASB issued ASU 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassification of Items Out of Accumulated Other Comprehensive Income in Accounting Standard Update No. 2011-05,” which indefinitely defers the guidance related to the presentation of reclassification adjustments. ASU 2011-05 is effective for interim and annual periods beginning after December 15, 2011, and must be applied retrospectively. We adopted this guidance in the first quarter of fiscal 2013 and have provided the disclosures required for the three and nine months ended October 27, 2012 and October 29, 2011, in the accompanying Condensed Consolidated Statements of Comprehensive Income.

No new accounting pronouncements, issued or effective during the third quarter of the current year, have had or are expected to have a material effect on our consolidated financial statements.

(11) Securities Available for Sale

Pursuant to our investment policy, securities available for sale include state and municipal securities with various contractual or anticipated maturity dates ranging from one to 34 months. Securities available for sale are carried at fair value, with unrealized gains and losses reported as a component of accumulated other comprehensive income (loss) in shareholders’ equity until realized. Realized gains and losses from the sale of available for sale securities, if any, are determined on a specific identification basis. A decline in the fair value of any available for sale security below cost that is determined to be other than temporary will result in a write-down of its carrying amount to fair value. No such impairment charges were recorded for any period presented. All short-term investment securities have original maturities greater than 90 days. The fair value, amortized cost and gross unrealized gains and losses of the securities are as follows:

October 27, 2012	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
State and Municipal Obligations	$8,163,830	$10,090	$(85)	$8,173,835

January 31, 2012	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
State and Municipal Obligations	$11,313,013	$22,933	$(22)	$11,335,924

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

Assets measured at fair value on a recurring basis are summarized below:

October 27, 2012	Level 1	Level 2	Level 3	Total
Money Market Funds (included in Cash and Cash Equivalents)	$9,104,455	$—	$—	$9,104,455
State and Municipal Obligations (included in Securities Available for Sale)	8,173,835	—	—	8,173,835

Total	$17,278,290	$—	$—	$17,278,290

January 31, 2012	Level 1	Level 2	Level 3	Total
Money Market Funds (included in Cash and Cash Equivalents)	$5,922,179	$—	$—	$5,922,179
State and Municipal Obligations (included in Securities Available for Sale)	11,335,924			11,335,924

Total	$17,258,103	$—	$—	$17,258,103

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

Results of Operations

Three Months Ended October 27, 2012 vs. Three Months Ended October 29, 2011

Net sales by product group and current quarter percentage change over prior year for the three months ended October 27, 2012 and October 29, 2011 were:

(Dollars in thousands)	October 27, 2012	As a % of Net Sales	October 29, 2011	As a % of Net Sales	% Change Over Prior Year
T&M	$5,359	26.1%	$4,325	22.1%	23.9%
QuickLabel	10,680	51.9%	10,352	52.9%	3.2%
Grass	4,523	22.0%	4,892	25.0%	(7.5)%

Total	$20,562	100.0%	$19,569	100.0%	5.1%

Net sales for the third quarter of the current year were $20,562,000, representing a 5.1% increase as compared to both the previous year’s third quarter sales of $19,569,000 and current year second quarter sales of $19,572,000. Sales through the domestic channels for the current quarter were $14,642,000, an increase of 3.7% over the prior year. International shipments for the third quarter of the current year were $5,920,000, representing an 8.8% increase from the previous year. Current year’s third quarter international sales include an unfavorable foreign exchange rate impact of $204,000.

Hardware sales in the current quarter were $9,750,000, an increase of 17.1% as compared to prior year’s third quarter sales of $8,329,000, and a 9.9% improvement over the current year second quarter sales of $8,875,000. The current quarter increase is primarily due to the increase in demand for T&M’s Ruggedized products, as sales have increased 55.8% as compared to the prior year. Also contributing to the current quarter increase in hardware sales are sales of QuickLabel’s color printer product line, which has more than doubled as compared to prior year third quarter sales. The overall hardware sales increase is somewhat tempered by a decline in Grass’s hardware products.

Consumables sales in the current quarter were $9,504,000, representing a 4.0% decrease over prior year’s third quarter consumable sales of $9,899,000, and an almost 1.0% decrease as compared to current year second quarter consumable sales of $9,589,000. The current quarter decrease in consumable sales as compared to the prior year is an outgrowth of the January 2012 divestiture of the Asheboro, North Carolina label business, which contributed sales of $938,000 in the third quarter of the prior year. The overall decrease in third quarter consumable sales was tempered by Grass’s double-digit increase in sales of the electrodes and cream product lines and the single digit increase in sales of QuickLabel’s digital color printer supplies as compared to prior year’s third quarter.

Service and other revenues of $1,308,000 in the current quarter were down from prior year’s third quarter service and other revenues of $1,341,000, primarily due to the decrease in repair revenue during the quarter.

Current year third quarter gross profit was $8,838,000, reflecting a 6.5% improvement over current year second quarter gross profit of $8,299,000 and a 10.3% improvement over prior year’s third quarter gross profit of $8,014,000. The Company’s gross profit margin of 43.0% in the current quarter reflects an increase from the prior year’s third quarter gross profit margin of 41.0%. The higher gross profit and related margin for the current quarter as compared to prior year is primarily attributable to higher sales volume, favorable product mix and lower manufacturing costs.

Operating expenses for the current quarter were $6,745,000, a slight decrease as compared to prior year’s third quarter operating expenses of $6,826,000. Specifically, selling and marketing expenses for the current quarter decreased 2.7% to $4,431,000 as compared to the previous year’s third quarter selling and marketing expenses of $4,555,000. The decrease in selling and marketing for the current quarter was primarily due to decreases in wages and benefits, as well as advertising spend. The overall decrease in third quarter operating expenses was tempered by the increase in General and administrative (G&A) expenses. G&A expenses increased 17.6% to $1,187,000 in the third quarter of the current year as compared to prior year’s third quarter G&A expenses of $1,009,000. The increase in G&A was primarily due to a increase in wages and benefits and professional service costs. Investment in R&D in the third quarter of the current year of $1,126,000 represents a 10.8% decrease compared to prior year’s third quarter investment of $1,262,000. The current quarter spending in R&D represents 5.5% of sales, an increase as compared to prior year’s third quarter level of 6.4%.

Third quarter operating income of $2,093,000 increased 76.2% as compared to the prior year’s third quarter operating income of $1,188,000. Operating margin for the third quarter of the current year of 10.2% is also up as compared to the prior year’s third quarter margin of 6.1%. The increase in operating income and related margin is primarily attributable to higher sales volume and reduced selling and marketing expenses during the current quarter.

Other income during the third quarter was $47,000 compared to other expense of $69,000 in the third quarter of the previous year. The increase was primarily due to the increase in foreign exchange gain recognized in the third quarter of the current year.

The provision for federal, state and foreign income taxes for the third quarter of the current year was $832,000 reflecting an effective tax rate of 38.9%. This result compares to the prior year’s third quarter income tax expense of $319,000 reflecting an effective tax rate of 28.5%. The increased effective tax rate for the third quarter of the current year as compared to the prior year is primarily due to a $113,000 tax benefit related to the difference between the prior year’s tax provision and the actual returns as filed recognized in the third quarter of the prior year.

The Company reported $1,308,000 in net income for the third quarter of the current year, reflecting a return on sales of 6.4% and generating EPS of $0.18 per diluted share. On a comparative basis, in the prior year’s third quarter the Company recognized net income of $800,000 reflecting a return on sales of 4.1% and an EPS of $0.11 per diluted share, which includes $0.02 per diluted share attributable to a $113,000 tax benefit related to the difference between the prior year’s tax provision and the actual returns as filed.

Nine Months Ended October 27, 2012 vs. Nine Months Ended October 29, 2011

Net sales by product group and current quarter percentage change over prior year for the nine months ended October 27, 2012 and October 29, 2011 were:

(Dollars in thousands)	October 27, 2012	As a % of Net Sales	October 29, 2011	As a % of Net Sales	% Change Over Prior Year
T&M	$13,187	22.5%	$12,550	21.3%	5.1%
QuickLabel	31,851	54.4%	32,364	55.1%	(1.6)%
Grass	13,521	23.1%	13,850	23.6%	(2.4)%

Total	$58,559	100.0%	$58,764	100.0%	(0.3)%

Net sales for the nine month period of the current fiscal year were $58,559,000, slight decrease as compared to sales of $58,764,000 as reported for the first nine months of the prior fiscal year. Sales through the domestic channels for the first nine months of the current year were $41,394,000, a slight increase from prior year’s domestic sales of $40,975,000. International sales for the first nine months of the current year of $17,165,000 includes an unfavorable impact of $872,000 due to foreign exchange rates and reflects an 3.5% decrease as compared to the prior year.

The Company’s hardware sales were $26,546,000 in the first nine months of fiscal 2013, a 3.7% increase as compared to the same period in the prior year. Contributing to the increase in hardware growth in the current year was T&M hardware sales for the first nine months of the current year of $11,857,000, a 7.4% increase compared to prior year’s sales of $11,043,000 and QuickLabel’s hardware sales for the first nine months of the current year of $6,621,000, a 15.8% increase as compared to prior year’s sales of $5,719,000. The increase was partially offset by the 8.6% decrease in Grass Technologies hardware sales for the first nine months of the current year with sales of $8,069,000 compared to prior year’s sales of $8,830,000.

Consumables sales for the first nine months of the current year were $28,405,000, representing a decrease of 3.3% as compared to the prior year’s consumable sales of $29,361,000. The overall decrease in consumable sales for the first nine months of the current year was primarily attributable to lower label and tag sales in the QuickLabel product group due to the January 2012 divestiture of the Asheboro, North Carolina facilities, which contributed sales of approximately $3,000,000 in the first nine months of the prior year. This overall decrease in consumable sales in the current year was somewhat tempered by the increase in sales of digital color printer supplies within the QuickLabel product group, which were up 17.8% as compared to the prior year.

Service and other revenues of $3,608,000 in the first nine months of fiscal 2013 were down 5.3% from prior year’s service and other revenues of $3,811,000, primarily due to the decrease in repair revenue.

The Company achieved $24,508,000 in gross profit for the first nine months of fiscal 2013 and generated a gross profit margin of 41.9% as compared to prior year’s gross profit of $23,416,000 and related gross profit margin of 39.8%. The increase in gross profit and related margin for the first nine months of the current year is due to lower manufacturing costs and favorable product mix.

Operating expenses in the first nine months of the current year were $19,850,000, representing a 2.9% decrease from the prior year. Selling and marketing expenses for the first nine months of the current year decreased 4.9% from the prior year to $12,973,000, with the decrease traceable primarily to lower trade shows, commissions and advertising spending. R&D spending for the current nine months is $3,538,000, representing a 9.7% decrease as compared with prior year R&D spending of $3,917,000. Spending in R&D represents 6.0% of sales for the first nine months of the current year as compared to 6.7% in the prior year. General and administrative (G&A) expenses for the first nine months of the current year were $3,339,000, a 15.8% increase from the prior year. The increased spending level for G&A in the current year is mainly attributed to the increase in benefits and higher professional services costs.

The Company earned $4,658,000 in operating income during the first nine months of fiscal year 2013, a 56.9% increase as compared to $2,968,000 for the same period in the prior year. On a margin basis, this year’s operating income reflects an operating margin of 8.0% on sales compared to prior year’s operating margin of 5.1%.

Other expense realized during the first nine months of the current fiscal year is $56,000 as compared to the other income of $379,000 reported in the same period of the previous year. This decrease in the current year is a result of income recognized of $300,000 related to the disposition of a key-man life insurance policy in the prior year. Also contributing to the current period decline is the recognition of a foreign exchange loss of $148,000 in the current year as compared to a foreign exchange gain of $50,000 in the prior year.

The Company has provided federal, state and foreign income tax expense of $1,471,000 for the nine month period ended October 27, 2012. This year’s provision reflects an effective tax rate of 32.0%, no change from the prior year’s effective tax rate of 32.0%. Included in the current year income tax expense is a benefit of $302,000 related to the favorable resolution of a previously uncertain tax position. This compares to a $113,000 benefit recognized in the prior year related to prior year’s tax provision and the actual returns as filed.

Net income earned during the first nine months of the current fiscal year was $3,131,000, a 37.5% increase as compared to prior year’s first nine months of net income of $2,277,000, and reflects a return on sales of 5.3%. This year’s net income resulted in an EPS of $0.42 per diluted share which includes a favorable tax benefit of $0.04 per share which was recognized in the first quarter. On a comparative basis, prior year’s first nine months net income reflected a return on sales of 3.9% and generated an EPS of $0.31 per diluted share which includes $0.04 per diluted share related to $300,000 of income from key-man life insurance proceeds recognized in the prior year as well as $0.02 per diluted share related to a $113,000 tax benefit for the difference in the prior year’s tax provision and the actual returns as filed.

Segment Analysis

The Company reports three segments consistent with its sales product groups: Test & Measurement (T&M); QuickLabel Systems (QuickLabel) and Grass Technologies (Grass). The Company evaluates segment performance based on the segment profit before corporate and financial administration expenses.

Summarized below are the Net Sales and Segment Operating Profit for each reporting segment:

	Three Months Ended				Nine Months Ended
	Net Sales		Segment Operating Profit		Net Sales		Segment Operating Profit
(In thousands)	October 27, 2012	October 29, 2011	October 27, 2012	October 29, 2011	October 27, 2012	October 29, 2011	October 27, 2012	October 29, 2011
T&M	$5,359	$4,325	$1,280	$595	$13,187	$12,550	$2,391	$1,469
QuickLabel	10,680	10,352	1,164	392	31,851	32,364	3,142	1,798
Grass	4,523	4,892	919	1,176	13,521	13,850	2,464	2,587

Total	$20,562	$19,569	3,363	2,163	$58,559	$58,764	7,997	5,854

Corporate Expenses			1,270	975			3,339	2,886

Operating Income			2,093	1,188			4,658	2,968
Other Income (Expense) — Net			47	(69)			(56)	379

Income Before Income Taxes			2,140	1,119			4,602	3,347
Income Tax Provision			832	319			1,471	1,070

Net Income			$1,308	$800			$3,131	$2,277

Test & Measurement—T&M

Sales revenues from the T&M product group were $5,359,000 for the third quarter of the current fiscal year, representing a 23.9% increase as compared to sales of $4,325,000 for the same period in the prior year. The increase is primarily attributable to the hardware product line, as Ruggedized and TMX product line sales recognized double-digit growth as compared to prior year’s sales volume. T&M’s third quarter segment operating profit of $1,280,000 resulted in a 23.9% profit margin as compared to the prior year’s segment operating profit of $595,000 and related operating margin of 13.7%. The increase in both segment operating profit and related margin was due to higher sales and favorable product mix.

For the first nine months of the current fiscal year, sales revenues of the T&M product group were $13,187,000, a 5.1% increase as compared to sales of $12,550,000 for the same period of the previous year. The increase in sales is primarily attributable to the double digit increase in hardware product line sales, as both Ruggedized and TMX hardware product lines sales have increased from the prior year. However, the overall increase in sales of T&M’s hardware business was slightly tempered by the decline in sales of traditional recorder hardware. T&M current year’s segment operating profit of $2,391,000 represents a 62.8% increase from the prior year’s segment operating profit of $1,469,000 and provided an operating profit margin of 18.1%, an increase from the prior year’s margin of 11.7%. The increase in T&M current year’s segment operating profit and related margin is traceable to higher sales and favorable.

QuickLabel Systems—QuickLabel

Sales revenues from the QuickLabel product group were $10,680,000 in the third quarter of the current year as compared to $10,352,000 in the same quarter of the prior year. The increase in sales is primarily due to the hardware product line which increased 62.6% from the prior year primarily attributed to the demand for the Vivo! Touch and the new Kiaro! product line. Also contributing to the current quarter increase was the 8.1% increase in the digital color printer supplies. The year-over-year increase in sales was somewhat tempered by lower consumable product sales of labels and tags, an outgrowth of the January 2012 divestiture of the Asheboro, North Carolina business. QuickLabel’s current quarter segment operating profit was $1,164,000, reflecting a profit margin of 10.9% and an increase from prior year’s third quarter segment profit of $392,000 and with a related profit margin of 3.8%. The increase in QuickLabel’s current year’s segment operating profit and related margin is due to higher sales, favorable product mix and lower manufacturing costs and operating expenses.

The QuickLabel product group had sales revenue of $31,851,000 for the first nine months of the current fiscal year, a 1.6% decline as compared with $32,364,000 in sales revenues reported for the same period in the prior year. The key driver of the decrease was the decline in label and tag sales in the QuickLabel product group due to the January 2012 divestiture of the Asheboro, North Carolina facilities, which contributed sales of approximately $3,000,000 in the first nine months of the prior year. This decline was slightly tempered by the 17.8% increase in the consumable sales of digital color printer supplies and sales of the new Kiaro! product line, which was introduced in July 2012, as well as the double-digit increase in sales of monochromatic printers as compared to the prior year. The segment operating profit margin of 9.9% for the first nine months of the current year has improved relative to a 5.6% profit margin for the same period of the previous year. The current year increase in QuickLabel’s profit margin is due to lower manufacturing costs, favorable product mix and lower operating expenses.

Grass Technologies—Grass

Sales revenues in the third quarter of the current year for the Grass product group were $4,523,000 representing a 7.5% decrease as compared to prior year’s third quarter sales of $4,892,000. The decrease in sales is primarily attributable to sales in the Clinical hardware line, as current quarter sales were lower as compared to prior year’s third quarter sales. Also contributing to the decrease for the current quarter are sales of the Research product line which was down 12.1% as compared to prior year. The lower hardware sales are slightly tempered by an increase in the consumable products of electrodes and creams, which have increased 15.4% as compared to the prior year. The segment operating profit in the current quarter of $919,000 generated a segment operating profit margin of 20.3% and compares to a segment operating profit margin of 24.0% as reported in the third quarter of the prior year. The lower segment operating profit and related margin is primarily due to lower sales and unfavorable product mix.

Grass sales were $13,521,000 for the first nine months of the current year, a 2.4% decrease as compared to sales of $13,850,000 for the same period of the prior year. The year over year decrease is primarily attributed to the 11.2% decrease in current year sales of the clinical hardware product line. This decrease was slightly tempered by the 9.3% increase in consumable sales of electrodes and creams. The segment operating profit of $2,464,000 produced an 18.2% operating profit margin and compares to prior year’s segment operating profit margin of 18.7%. The decrease in segment profit and related margin is primarily due to lower sales and unfavorable product mix.

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

The Company’s statements of cash flows for the nine months ended October 27, 2012 and October 29, 2011 are included on page 6. Net cash flows provided by operating activities was $3,032,000 in the current year compared to net cash provided by operating activities of $4,075,000 in the previous year. The decline in operating cash flow provided in the first nine months of the current year as compared to the previous year is related to higher inventory and lower accounts payable, accrued compensation and other expenses. This decline in the current year was slightly offset by the increase in current year’s net income. Accounts receivables remained flat at $11,804,000 at the end of the third quarter as compared to $11,800,000 at year-end, but the accounts receivable collection cycle decreased to 46 days sales outstanding at the end of the current quarter as compared to 51 days outstanding at year end. Inventory increased to $14,487,000 at the end of the third quarter compared to $14,129,000 at year end and inventory days on hand also increased to 111 days on hand at the end of the current quarter from 105 days at year end.

The Company’s cash, cash equivalents and investments at the end of the third quarter totaled $22,963,000 compared to $23,040,000 at year end. The lower cash and investment position at October 27, 2012 resulted from the increase in inventory and the decrease in accounts payable, accrued compensation and other expense, as noted above, as well as cash used to acquire property, plant and equipment of $527,000 and to pay cash dividends of $1,558,000. Cash of $770,000 was also used during the period to purchase treasury shares.

The Company’s backlog increased 27.9% from year-end to $7,954,000 at the end of the third quarter.

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

During the third quarter of fiscal 2013, the Company made the following repurchases of its common stock:

	Total Number of Shares Repurchased	Average Price paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Be Purchased Under The Plans or Programs
July 29 – August 25	—	$—	—	500,000
August 26 – September 22	110,000	$7.00	110,000	390,000
September 22– October 27	—	$—	—	390,000

Item 6.	Exhibits

The following exhibits are filed as part of this report on Form 10-Q:

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Database

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASTRO-MED, INC. (Registrant)

Date: December 5, 2012	By	/s/ Everett V. Pizzuti
Everett V. Pizzuti,
President and Chief Executive Officer (Principal Executive Officer)

	By	/s/ Joseph P. O’Connell
Joseph P. O’Connell
Senior Vice President, Treasurer and Chief Financial Officer (Principal Financial Officer)