Form 10-K
period 2013-01-31
ASTRO MED INC /NEW/
filed 2013-04-08
CIK 8146

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2013

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒

The aggregate market value of the registrant’s voting common equity held by non-affiliates at July 27, 2012 was approximately $44,991,919 based on the closing price on the Nasdaq Global Market on that date.

As of March 28, 2013 there were 7,397,571 shares of Common Stock (par value $0.05 per share) of the registrant outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s definitive Proxy Statement for the 2013 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

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

Astro-Med designs, develops, manufactures and distributes a broad range of specialty printers and data acquisition and analysis systems, including both hardware and software, which incorporate advanced technologies in order to acquire, store, analyze, and present data in multiple formats. Target markets for hardware and software products of the Company include aerospace, apparel, automotive, avionics, chemicals, computer peripherals, communications, distribution, food and beverage, general manufacturing, packaging and transportation.

The Company’s products are distributed through its own sales force and authorized dealers in the United States. We sell to customers outside of the United States primarily through our branch offices in Canada and Europe as well as with independent dealers and representatives. Approximately 30% of the Company’s sales in fiscal 2013 were to customers located outside the United States.

Astro-Med operates its business through two operating segments, Astro-Med Test & Measurement (T&M) and QuickLabel Systems (QuickLabel). Financial information by business segment and geographic area appears in Note 10 to the Consolidated Financial Statements of this Annual Report on Form 10-K.

On January 31, 2013, the Company completed the sale of substantially all of the assets of its Grass Technologies Product Group (Grass) in order to focus on its existing core businesses. The Grass Technologies Product Group manufactured polysomnography and electroenecephalography systems for both clinical and research use along with the the related accessories and proprietary electrodes. Consequently, the Company has classified the results of operations of the Grass Technologies Product Group as discontinued operations for all periods presented. Refer to Note 17, “Discontinued Operations,” in the Consolidated Financial Statements for a further discussion.

The following description of our business should be read in conjunction with “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” on pages 12 through 18 of this Annual Report on Form 10-K.

Description of Business

Product Overview

Astro-Med develops and manufactures specialty printers and data acquisition systems. The Company’s products sell under the brand names Astro-Med® Test & Measurement (T&M) and QuickLabel® Systems (QuickLabel®).

Products sold under the Astro-Med T&M brand acquire and record data to electronic media and print the output onto charts. Products sold under the QuickLabel® brand digitally print custom labels used in product packaging and automatic identification applications.

The Company supplies a range of products and services that include hardware, software and consumables to customers who are in a variety of industries.

Astro-Med Test & Measurement products include the Dash® MX portable data acquisition system, TMX™ high-speed data acquisition system, Dash® 8HF-HS data recorders, Everest® telemetry recorders, ToughWriter® Rugged Printers, and ToughSwitch® Ethernet switches.

ToughWriter Rugged cockpit printers are used in the flight deck and in the cabins of military and commercial aircraft to print hard copies of landing strips, flight itineraries, weather maps, connecting gate information, and ground communications. ToughSwitch Ethernet switches are used in military aircraft and military vehicles to connect multiple computers or ethernet devices together. These products are ruggedized to comply with rigorous military and commercial flightworthiness standards for operation under extreme environmental conditions. The Company is currently furnishing ToughWriter cockpit printers for numerous airplanes made by Airbus, Boeing, Bombardier, and Lockheed.

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

Everest telemetry recorders are used widely in the aerospace industry to monitor and track space vehicles, aircraft, missiles and other systems in flight.

Products sold under the QuickLabel brand include digital color label printers as well as a full line of consumables including labels, tags, ink, toner, and thermal transfer ribbon. In addition, QuickLabel Systems sells special software for designing labels for a wide variety of applications especially in the field of packaging. QuickLabel provides training and support around the clock with its staff of service technicians located at headquarters as well as in the field.

With its broad range of entry-level, mid-range, and high-performance digital label printers, QuickLabel Systems is able to provide its customers a continuous path to upgrade to new labeling products. QuickLabel products are primarily sold to manufacturers, processors, and retailers who label products on a short-run basis. Users can benefit from the time and cost-savings of digitally printing their own labels on-demand. Industries that commonly benefit from short-run label printing include apparel, chemicals, cosmetics, food and beverage, medical products, and pharmaceuticals, among many other packaged goods.

Current QuickLabel models include the Kiaro!, a high-speed inkjet label printer; theVivo! Touch, a electrophotographic color label printer developed to print full-color variable information labels in an office or factory; and the Xe series of digital color label printers utilizing thermal transfer technology. QuickLabel also sells and supports its Pronto! family of barcode printers which utilize single color-thermal transfer label printing technology.

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

Manufacturing and Supplies

Astro-Med manufactures most of the products that it designs and sells. Raw materials and supplies are typically available from a wide variety of sources. Astro-Med manufactures most of the sub-assemblies and parts in house including printed circuit board assemblies, harnesses, machined parts, and general final assembly. Many parts are standard electronic items available from multiple sources. Others are parts designed by us that are manufactured for us by outside vendors. There are a few parts that are sole source but could be sourced elsewhere with appropriate changes in the design of our product.

Product Development

Astro-Med maintains an active program of product research and development. During fiscal 2013 and 2012, we spent $3,816,000 and $4,323,000, respectively, on Company-sponsored product development. In 2013 and 2012, we also spent and additional $1,054,000 and $921,000 in research and development for our Grass segment, which is now reported as a discontinued operation. We expect our spending in research and development to continue at the same levels as prior years, even with the disposal of our Grass segment, as we are committed to continuous product development as a requisite to our organic growth.

Marketing and Competition

The Company competes worldwide in many markets including specialty printing systems and data acquisition and analysis. We retain a competitive position in our respective markets by virtue of proprietary technology, product reputation, delivery, technical assistance, and service to customers. We market our products worldwide by advertising and promotion using major national and international trade journals, scientific meetings, trade shows, direct mailing campaigns, and the internet.

Our products are sold by direct field sales persons as well as independent dealers and representatives. In the United States, the Company has factory-trained direct field sales people located in major cities from coast to coast specializing in either Astro-Med® T&M products or QuickLabel® products. Additionally, we have direct field sales and service centers in Canada, France, Germany and the United Kingdom staffed by our own employees. In the rest of the world, Astro-Med utilizes approximately 50 independent dealers and representatives selling and marketing our products in 60 countries.

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

International Sales

In fiscal 2013 and 2012, net sales to customers in various geographic areas outside the United States, primarily in Canada and Western Europe, amounted to $16,611,000 and $17,154,000, respectively.

Order Backlog

Astro-Med’s backlog fluctuates regularly. It consists of a blend of orders for end user customers as well as original equipment manufacturer customers. Manufacturing is geared to forecasted demands and applies a rapid turn cycle to meet customer expectations. Accordingly, the amount of order backlog may not indicate future sales trends. Backlog at January 31, 2013 and 2012 was $6,151,000 and $5,817,000, respectively.

Employees

As of January 31, 2013, Astro-Med employed 342 people. We are generally able to satisfy our employment requirements. No employees are represented by a union. We believe that employee relations are good.

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

Depressed general economic conditions may adversely affect Astro-Med’s results of operation and financial position.

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

Any decline in our customers’ markets or in their general economic conditions would likely result in a reduction in demand for our products. For example, although we have experienced measured progress in fiscal 2013 and 2012, as sales have increased from prior years, we are still affected by the continued global economic downturn as some of our customers remain reluctant to make capital equipment purchases and are limiting consumable product purchases to quantities necessary to satisfy immediate needs with no provisions to stock supplies for future use. Also, if our customers’ markets decline, we may not be able to collect on outstanding amounts due to us. Such declines could harm our results of operations, financial position and cash flows and could limit our ability to continue to remain profitable.

Astro-Med’s future revenue growth depends on our ability to develop and introduce new products and services on a timely basis and achieve market acceptance of these new products and services.

The markets for our products are characterized by rapidly changing technologies and accelerating product introduction cycles. Our future success depends largely upon our ability to address the rapidly changing needs of our customers by developing and supplying high-quality, cost-effective products, product enhancements and services on a timely basis and by keeping pace with technological developments and emerging industry standards. The success of our new products will also depend on our ability to differentiate our offerings from our competitors’ offerings; price our products competitively; anticipate our competitor’s development of new products; and maintain high levels of product quality and reliability. Astro-Med spends a significant amount of time and effort related to the development of our Rugged and Color Printer products as well as our Test and Measurement recorder products. Failure to further develop any of our new products and their related markets as anticipated could adversely affect our future revenue growth and operating results.

As Astro-Med introduces new or enhanced products, we must also successfully manage the transition from older products to minimize disruption in customers’ ordering patterns, avoid excessive levels of older product inventories and provide sufficient supplies of new products to meet customer demands. The introduction of new or enhanced products may shorten the life cycle of our existing products, or replace sales of some of our current products, thereby offsetting the benefit of even a successful product introduction and may cause customers to defer purchasing existing products in anticipation of the new products. Additionally, when we introduce new or enhanced products, we face numerous risks relating to product transitions, including the inability to accurately forecast demand, manage excess and obsolete inventories, address new or higher product cost structures, and manage different sales and support requirements due to the type or complexity of the new products. Any customer uncertainty regarding the timeline for rolling out new products or Astro-Med’s plans for future support of existing products may cause customers to delay purchase decisions or purchase competing products which would adversely affect our business, operating results and financial condition.

Astro-Med faces significant competition and our failure to compete successfully could adversely affect our results of operations and financial condition.

While we do maintain a dominant position in our markets, we operate in an environment of significant competition, driven by rapid technological advances, evolving industry standards, frequent new product introductions and the demands of customers to become more efficient. Our competitors range from large international companies to relatively small firms. We compete primarily on the basis of technology, performance, price, quality, reliability, brand, distribution and customer service and support. Our success in future performance is largely dependent upon our ability to compete successfully in the markets we currently serve and to expand into additional market segments. Additionally, current competitors or new market entrants may develop new products with features that could adversely affect the competitive position of our products. To remain competitive, we must develop new products, services and applications and periodically enhance our existing offerings. If we are unable to compete successfully, we could lose market share and important customers to our competitors which could materially adversely affect our business, results of operations and financial position.

Astro-Med is dependent upon contract manufacturers for some of our products. If these manufacturers do not meet our requirements, either in volume or quality, then we could be materially harmed.

We subcontract the manufacturing and assembly of certain of our products to an independent third party at facilities located in various countries. Relying on subcontractors involves a number of significant risks, including:

•	Loss of control over the manufacturing process;

•	Potential absence of adequate production capacity;

•	Potential delays in production lead times;

•	Unavailability of certain process technologies; and

•	Reduced control over delivery schedules, manufacturing yields, quality and costs.

If our significant subcontractor becomes unable or unwilling to continue to manufacture these products in required volumes or fails to meet our quality standards, we will have to identify qualified alternate subcontractors or we will take over the manufacturing ourselves in as much as we own the designs, drawings, and bills of material for all our products. Additional qualified subcontractors may not be available, or may not be available on a timely or cost competitive basis. Any interruption in the supply of, or increase in the cost of, the products manufactured by third party subcontractors could have a material adverse effect on our business, operating results and financial condition.

For certain components and assembled products, Astro-Med is dependent upon single or limited source suppliers. If these suppliers do not meet demand, either in volume or quality, then we could be materially harmed.

Although we use standard parts and components for our products where possible, we purchase certain components and assembled products used in the manufacture of our products from single source or limited supplier sources. If the supply of a key component or assembled products were to be delayed or curtailed or, in the event a key manufacturing or sole vendor delays shipment of such components or completed products, our ability to ship products in desired quantities and in a timely manner would be adversely affected. Our business, results of operations and financial position could also be adversely affected, depending on the time required to obtain sufficient quantities from the original source or, if possible, to identify and obtain sufficient quantities from an alternative source. Additionally, if any single or limited source supplier becomes unable or unwilling to continue to supply these components or assembled products in required volumes, we will have to identify and qualify acceptable replacements or redesign our products with different components. Alternative sources may not be available, or product redesign may not be feasible on a timely basis. Any interruption in the supply of or increase in the cost of the components and assembled products provided by single or limited source suppliers could have a material adverse effect on our business, operating results and financial condition.

Compliance with new rules governing, “conflict minerals” could adversely affect the availability of certain product components and our costs and results of operations could be materially harmed.

In July 2010, the United States federal government enacted the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 Section 1502 (the “Dodd-Frank Act”) which contained provisions that mandated the creation of rules by the SEC for public companies to ascertain the region of origin of certain minerals, commonly known as “conflict minerals,” used in the production of goods and if those minerals originated in the Democratic Republic of the Congo (DRC) or an adjoining country. It may be possible that conflict minerals may be part of the supply chain in our industry and contained in our products. In August 2012, the U.S. Securities and Exchange Commission (SEC) adopted new rules requiring disclosures of conflict minerals that are necessary to the functionality or production of products manufactured or contracted to be manufactured by public companies. To comply with the rules promulgated by the SEC under the Dodd-Frank Act, we will be required to perform due diligence and disclose whether or not our products contain such minerals and from which countries and source the minerals were obtained. The implementation of these requirements by government regulators and our partners and/or customers could adversely affect the sourcing, availability, and pricing of minerals used in the manufacture of certain components used in Astro-Med’s products. In addition, we will incur additional costs to comply with the disclosure requirements for conflict minerals, including costs related to determining the source of any of the relevant minerals and metals used in our products. As a result, our business, operating results and financial condition could be harmed.

Economic, political and other risks associated with international sales and operations could adversely affect Astro-Med’s results of operations and financial position.

Because we sell our products worldwide, our business is subject to risks associated with doing business internationally. Revenue from international operations, which includes both direct and indirect sales to customers outside the U.S. accounted for approximately 30% of our total revenue for fiscal year 2013 and we anticipate that international sales will continue to account for a significant portion of our revenue. In addition, we have employees, suppliers, job functions and facilities located outside the U.S. Accordingly, our future results could be harmed by a variety of factors, including:

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

At the end of fiscal 2013, we had approximately $40 million of cash, cash equivalents and investments held for sale. Our cash and cash equivalents are held in a mix of money market funds and bank demand deposit accounts. The continued disruptions in the financial markets may, in some cases, result in an inability to access assets such as money market funds that traditionally have been viewed as highly liquid. Any failure of our counterpart financial institutions or funds in which we have invested may adversely impact our cash and cash equivalent positions and, in turn, our results of operations and financial position. Our investment portfolio consists of state and municipal securities with various maturity dates, all of which have a credit rating of AA or above at the original purchase date; however, failure of any of these securities may result in an adverse impact on our portfolio.

Astro-Med may not realize the anticipated benefits of past or future acquisitions, divestitures and strategic partnerships, and integration of acquired companies or divestiture of businesses may negatively impact Astro-Med’s overall business.

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

Astro-Med may also divest certain businesses from time to time. On January 31, 2013, we completed the sale of substantially all of the assets of our Grass Technologies Product Group and on January 30, 2012, we completed the divestiture of our label manufacturing operations located in Asheboro, North Carolina. Such divestitures will likely involve risks, such as difficulty splitting up businesses, distracting employees, potential loss of revenue and negatively impacting margins, and potentially disrupting customer relationships. A successful divestiture depends on various factors, including our ability to:

•	Effectively transfer assets, liabilities, contracts, facilities and employees to the purchaser;

•	Identify and separate the intellectual property to be divested from the intellectual property that we wish to keep; and

•	Reduce fixed costs previously associated with the divested assets or business.

All of these efforts require varying levels of management resources, which may divert our attention from other business operations. Further, if market conditions or other factors lead us to change our strategic direction, we may not realize the expected value from such transactions.

If Astro-Med is not able to successfully integrate or divest businesses, products, technologies or personnel that we acquire or divest, or able to realize expected benefits of our acquisitions, divestitures or strategic partnerships, Astro-Med’s business, results of operations and financial condition could be adversely affected.

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

The following table sets forth information regarding the Company’s principal owned properties, all of which are included in the consolidated balance sheet appearing elsewhere in this report.

Location	Approximate Square Footage	Principal Use
West Warwick, Rhode Island, USA	135,500	Corporate headquarters, research and development, manufacturing, sales and service
*Rockland, Massachusetts, USA	36,000	Manufacturing
Slough, England	1,700	Sales and service

*	This facility is currently classified as held for sale in the Company’s consolidated balance sheet included in this report.

Astro-Med also leases facilities in various other locations. The following information pertains to each location:

Location	Approximate Square Footage	Principal Use
Rodgau, Germany	8,300	Manufacturing, sales and service
Brossard, Quebec, Canada	7,900	Manufacturing, sales and service
Elancourt, France	4,144	Sales and service
Schaumburg, Illinois, USA	630	Sales
Wilmington, Delaware, USA	498	Sales
El Dorado Hills, California, USA	273	Sales
Newport Beach, California, USA	151	Sales

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

Astro-Med’s common stock trades on The NASDAQ Global Market under the symbol “ALOT.” The following table sets forth the range of high and low closing prices and dividend data, as furnished by NASDAQ, for the years ended January 31:

	High	Low	Dividends Per Share
2013
First Quarter	$8.52	$7.98	$0.07
Second Quarter	$8.60	$7.70	$0.07
Third Quarter	$8.98	$7.85	$0.07
Fourth Quarter	$10.45	$8.40	$0.14
2012
First Quarter	$8.07	$7.48	$0.07
Second Quarter	$9.00	$7.64	$0.07
Third Quarter	$8.18	$6.94	$0.07
Fourth Quarter	$8.15	$7.07	$0.07

Astro-Med had approximately 295 shareholders of record as of March 25, 2013, which does not reflect shareholders with beneficial ownership in shares held in nominee name.

Stock Performance Graph

The graph below shows a comparison of the cumulative total return on the Company’s common stock against the cumulative total returns for the NASDAQ Composite Index and the NASDAQ Electronic Index for the period of five fiscal years ended January 31, 2013. The NASDAQ Composite Index is calculated using all companies trading on the NASDAQ Global Select, NASDAQ Global Market and the NASDAQ Capital Markets through January 31, 2013. The Index is weighted by the current shares outstanding and assumes dividends reinvested. The NASDAQ Electronic Index, designated as the Company’s peer group index, is comprised of companies classified as electronic equipment manufacturers.

	Cumulative Total Returns*
	2008	2009	2010	2011	2012	2013
Astro-Med, Inc.	$100.00	$73.75	$79.55	$82.52	$95.03	$121.91
NASDAQ Electronic Index	$100.00	$59.72	$92.68	$110.84	$106.21	$102.07
NASDAQ Composite Index	$100.00	$62.32	$91.48	$116.23	$122.30	$138.41

*	Assumes $100 invested on February 1, 2008 with reinvestment of dividends

Dividend Policy

Astro-Med began a program of paying quarterly cash dividends in fiscal 1992 and has paid a dividend for 86 consecutive quarters. During fiscal 2013, we paid a quarterly dividend of $0.07 per share and anticipate that we will continue to pay comparable cash dividends on a quarterly basis. On December 18, 2012, the Board of Directors declared an additional cash dividend of $0.07 per share on common stock paid on December 31, 2012.

Stock Repurchases

On August 22, 2011, Astro-Med’s Board of Directors approved an increase in the number of shares authorized for repurchase from 254,089 to 500,000 shares of common stock. This is an ongoing authorization without any expiration date.

During the fourth quarter of fiscal 2013, the Company made the following repurchases of its common stock:

	Total Number of Shares Repurchased	Average Price paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Be Purchased Under The Plans or Programs
October 28 – November 24	—	—	—	390,000
November 25 – December 22	—	—	—	390,000
December 23 – January 31	—	—	—	390,000

Item 6. Selected Financial Data

We are a “smaller reporting company” and, as such, are not required to provide this information.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Astro-Med is a multi-national enterprise, which designs, develops, manufactures, distributes and services a broad range of products that acquire, store, analyze and present data in multiple formats. The Company organizes its structure around a core set of competencies, including research and development, manufacturing, service, marketing and distribution. It markets and sells its products and services through the following two sales product groups:

•

Test and Measurement Product Group (T&M)—offers a suite of Rugged Printer products designed for military and commercial applications to be used in the avionics industry to print weather maps, communications and other critical flight information. T&M also comprises a suite of telemetry recorder products sold to the aerospace and defense industries, as well as portable data acquisition recorders, which offer diagnostic and test functions to a wide range of manufacturers including automotive, energy, paper and steel fabrication.

•

QuickLabel Systems Product Group (QuickLabel)—offers label printer hardware, labeling software, servicing contracts, and label and ink consumable products that digitally print color labels on a broad range of label and tag substrates.

On January 31, 2013, the Company completed the sale of substantially all of the assets of its Grass Technologies Product Group (Grass) in order to focus on its existing core businesses. Grass manufactured polysomnography and electroenecephalography systems for both clinical and research use along with the related accessories and proprietary electrodes. Consequently, the Company has classified the results of operations of its Grass segment as discontinued operations for all periods presented.

Astro-Med markets and sells its products and services globally through a diverse distribution structure of direct sales personnel, manufacturer’s representatives and authorized dealers that deliver a full complement of branded products and services to customers in our respective markets.

Our growth strategy centers on organic growth through product innovation made possible by research and development initiatives, as well as strategic acquisitions that fit into existing core businesses. Research and development activities are funded and expensed by the Company at approximately 6.2% of annual sales for fiscal 2013. Including research and development expenditures of the discontinued Grass segment, the Company’s, spending on research and development in 2013 was 8.0% of sales (excluding sales of the discontinued Grass Segment), a level that the Company anticipates will continue in 2014. We also continue to invest in sales and marketing initiatives by expanding the existing sales force and using various marketing campaigns to achieve our goals of sales growth and increased profitability notwithstanding today’s challenging economic environment.

Results of Operations

The following table presents the net sales of each of the Company’s segments, as well as the percentage of total sales and change from prior year. As previously noted, the Company’s Grass segment has been classified as a discontinued operation and therefore not presented in the table or discussion below.

($ in thousands)	2013			2012
	Net Sales	As a % of Total Net Sales	% Change Over Prior Year	Net Sales	As a % of Total Net Sales
T&M	$17,636	28.8%	2.9%	$17,138	28.2%
QuickLabel	43,588	71.2%	—%	43,586	71.8%

Total	$61,224	100.0%	0.8%	$60,724	100.0%

Fiscal 2013 compared to Fiscal 2012

Astro-Med’s sales in fiscal 2013 were $61,224,000, representing a slight increase as compared to prior year sales of $60,724,000. Domestic sales of $44,613,000 increased 2.4% from the prior year sales of $43,570,000. International sales of $16,611,000 includes an unfavorable impact of $846,000 due to foreign exchange rates and reflects a 3.2% decrease as compared to the prior year.

Hardware sales in fiscal 2013 were $25,169,000, a 9.2% increase as compared to prior year’s sales of $23,044,000 and represents 41.1% of total sales as compared to 37.9% of sales in the prior year. Both product groups achieved growth in the current year, with T&M’s hardware sales up 5.0% and QuickLabel’s hardware sales up 17.2%. The primary drivers of this increase relate to increases in T&M’s Rugged and TMX product line sales and the increase in sales due to the introduction of QuickLabel’s new Kiaro! product line. The increase in the current year’s hardware sales was tempered by lower sales of T&M’s recorder and data acquisition product lines and QuickLabel’s Vivo! and Zeo! product lines.

Consumable sales in fiscal 2013 were $32,540,000, representing a 3.8% decrease as compared to prior year sales of $33,841,000. The key driver of the overall decrease in consumable sales for the current fiscal year was primarily traceable to the decline in label and tag sales in the QuickLabel product group due to the January 2012 divestiture of the Asheboro, North Carolina facility, which contributed sales of approximately $4,100,000 in fiscal 2012. The decline in consumable product sales for the current year was tempered by an increase in sales of digital color printer supplies within the QuickLabel product group, which were up 16.9% over the prior year, as well as a slight increase in sales of QuickLabel’s thermal transfer ribbon.

Service and other sales revenue in fiscal 2013 were $3,515,000, a 8.4% decrease compared to prior year sales of $3,839,000 due to lower repair and service revenue.

The Company achieved $23,728,000 in gross profit for fiscal 2013 and generated a gross profit margin of 38.8%, an increase as compared to prior year’s gross profit margin of 36.3%. The increase in gross profit margin for the current year is due to lower manufacturing costs and favorable product mix.

Operating expenses for the current year were $20,802,000, representing a 1.2% decrease from prior year’s operating expenses of $21,062,000. Specifically, selling and marketing expenses decreased 2.9% from prior year to $12,412,000 in fiscal 2013, representing 20.3% of sales, a slight decrease as compared to the prior year’s 21.0% of sales. The decrease in selling and marketing was primarily the result of lower wages and benefits. General and administrative (G&A) expenses increased 15.4% from prior year to $4,574,000 in fiscal 2013. The higher G&A expense was primarily due to an increase in wages and benefits for the current year, as well as an increase in professional fees spending as compared to the prior year. Funding of research & development (R&D) in fiscal 2013 has decreased 11.7% to $3,816,000. The decrease in R&D for fiscal 2013 is primarily due to the decrease in personnel costs and in prototype and outside research and development spending compared to the prior year. The R&D spending level for fiscal 2013 represents 6.2% of net sales, a decline from the prior year’s level of 7.1%.

In fiscal 2012, the Company recognized a $681,000 loss on the sale of our manufacturing operations in Asheboro, North Carolina.

Other expense in fiscal 2013 was $41,000 as compared to other income of $316,000 in fiscal 2012. This decrease for the current year is primarily the result of the $300,000 of income recognized in fiscal 2012 related to the disposition of a key-man life insurance policy, as well as a decrease in investment income in the current year. The decrease was slightly tempered by a decrease foreign exchange loss recognized in the current year.

Astro-Med’s fiscal 2013 pretax income was reduced by approximately $480,000 related to stock-based compensation expense as compared to fiscal 2012 pretax income, which was reduced by approximately $208,000 in stock-based compensation expense.

During fiscal 2013, the Company recognized income tax expense on income from continuing operations of $847,000 and had an effective tax rate of 29.4%. This compares to an income tax benefit on income from continuing operations of $97,000 in fiscal 2012.

Income from continuing operations for fiscal 2013 was $2,038,000, providing a return of 3.3% on sales and generating an EPS of $0.27 per diluted share. On a comparative basis, fiscal 2012 income from continuing operations was $741,000 or $0.10 per diluted share and includes a $450,000 loss, net of tax, related to the sale of the Asheboro operations, equal to $0.06 per diluted share and income of $300,000 related to key-man life insurance proceeds received, equal to $0.04 per diluted share.

Discontinued Operation

On January 31, 2013, the Company completed the sale of substantially all of the assets of its Grass Technologies Product Group (Grass) for a purchase price of $18,600,000. Consequently, the Company has classified the results of operations of its Grass segment as discontinued operations for all periods presented.

Results for discontinued operations are as follows:

($ in thousands)	2013	2012
Net Sales	$19,195	$18,469
Gross Profit	$10,123	$9,711
Gain on Sale of Assets of Discontinued Operations	$10,162	—
Income from Discontinued Operations, net of taxes	$8,729	$2,391

Segment Analysis

Astro-Med reports two segments consistent with its sales product groups: Test & Measurement (T&M) and QuickLabel Systems (QuickLabel). Segment performance is evaluated based on the operating segment’s profit before corporate and financial administration expenses.

The following table summarizes selected financial information by segment. As previously noted, the Company’s Grass segment has been classified as a discontinued operation for all periods presented.

($ in thousands)	Net Sales		Segment Operating Profit		Segment Operating Profit as a % of Net Sales
	2013	2012	2013	2012	2013	2012
T&M	$17,636	$17,138	$3,109	$2,425	17.6%	14.1%
QuickLabel	43,588	43,586	4,380	2,553	10.0%	5.9%

Total	$61,224	$60,724	7,489	4,978	12.2%	8.2%

Corporate Expenses			4,563	3,969
Loss on Sale of Asheboro Operations*			—	(681)

Operating Income			2,926	328
Other Income (Expense), Net			(41)	316

Income from Continuing Operations Before Income Taxes			2,885	644
Income Tax Provision (Benefit) from Continuing Operations			847	(97)

Income from Continuing Operations			2,038	741
Income from Discontinued Operations, Net of Taxes			8,729	2,391

Net Income			$10,767	$3,132

*	The Asheboro operations were part of the QuickLabel System segment.

Test & Measurement

T&M’s sales increased 2.9% in fiscal 2013 to $17,636,000 from $17,138,000 in the prior year. The increase is primarily due to the 17.2% growth in the Rugged printer product line due to the continued increase in contract sales. Also contributing to the increase in sales was the continued increase in demand for the TMX product line, as current year sales grew 23.5% as compared to the prior year. The current year sales increase is tempered by declining sales in the data acquisition and recorder product lines as compared to the prior year. T&M’s segment operating profit was $3,109,000 in fiscal 2013, reflecting a profit margin of 17.6%, an improvement as compared to the prior year’s segment operating profit of $2,425,000 and related profit margin of 14.1%. The fiscal 2013 increase in operating profit is an outgrowth of higher sales and lower operating expenses.

QuickLabel Systems

QuickLabel Systems sales remained flat in fiscal 2013 with sales of $43,588,000 compared to sales of $43,586,000 in the prior year. The consistent result was primarily due to the decline in label and tag sales in the QuickLabel product group due to the January 2012 divestiture of the Asheboro, North Carolina facilities, which contributed sales of approximately $4,100,000 in fiscal 2012, offset by the 16.9% increase in the consumable sales of digital color printer supplies; sales of the new Kiaro! product line, which was introduced in July 2012; as well as the double-digit increase in sales of monochromatic printers as compared to the prior year. The segment operating profit margin of 10.0% for the current year has improved relative to a 5.9% profit margin for the previous year. The current year increase in QuickLabel’s profit margin is due to lower manufacturing costs, favorable product mix and lower selling and marketing expenses.

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

Astro-Med’s Statements of Cash Flows for the two years ended January 31, 2013 and 2012 are included on page 36. Net cash flows provided by operating activities was $3,863,000 in the current year compared to net cash provided by operating activities of $5,472,000 in the previous year. The decrease in net cash flow from operations for the current year is attributed to increased working capital requirements, as both the accounts receivable and inventory balances increased during the current year and accounts payable and accrued expenses decreased in the current year as compared to prior year. The accounts receivable collection cycle was 51 days sales outstanding for both January 31, 2013 and 2012. Inventory days on hand increased to 109 days at the end of the current fiscal year from 105 days at prior year end.

Net cash flow provided by investing activities for fiscal 2013 was $18,466,000, which included cash proceeds of $16,800,000 from the sale of the assets of Company’s Grass Technologies Product Group. The increase in cash proceeds was slightly offset by cash used for capital expenditures of approximately $849,000, including $327,000 for information technology, $161,000 for tools and dies, $156,000 for land and building improvements, $123,000 for machinery and equipment and $82,000 for furniture and fixtures and other capital expenditures.

Included in net cash flow used by financing activities for fiscal 2013 were dividends paid of $2,595,000. Dividends paid in fiscal 2012 were $2,055,000. The Company’s annual dividend per share was $0.35 in fiscal 2013 and $0.28 in fiscal 2012. The Company purchased 110,000 shares of its common stock in fiscal 2013 at a price of $7.00 per share. Since the inception of the common stock buy back program in fiscal 1997, the Company has repurchased a total of 1,530,010 shares of its common stock. At January 31, 2013, the Company’s Board of Directors has authorized the purchase of an additional 390,000 shares of the Company’s common stock in the future.

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

Infrequently, the Company receives requests from customers to hold product being purchased from us for the customers’ convenience. We recognize revenue for such bill and hold arrangements provided the transaction meets the following criteria: a valid business purpose for the arrangement exists; risk of ownership of the purchased product has transferred to the buyer; there is a fixed delivery date that is reasonable and consistent with the buyer’s business purpose; the product is ready for shipment; the payment terms are customary; we have no continuing performance obligation in regards to the product and the product has been segregated from our inventories.

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

Income Taxes: A valuation allowance is established when it is “more-likely-than-not” that all or a portion of deferred tax assets will not be realized. A review of all available positive and negative evidence must be considered, including our performance, the market environment in which we operate, length of carryforward periods, existing sales backlog and future sales projections. If actual factors and conditions differ materially from the estimates made by management, the actual realization of the net deferred tax assets or liabilities could vary materially from the amounts previously recorded. At January 31, 2013, the Company has provided valuation allowances for future tax benefits resulting from certain R&D tax credits which could expire unused.

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

Share-Based Compensation: Share-based compensation expense is based on the estimated fair value of the share-based award when granted. We have estimated the fair value of each option on the date of grant using the Black-Scholes option-pricing model. Our estimate of share-based compensation requires a number of complex and subjective assumptions including our stock price volatility, employee exercise patterns (expected life of the options), the risk free interest rate and the Company’s dividend yield. The stock price volatility assumption is based on the historical weekly price data of our common stock over a period equivalent to the weighted average expected life of our options. Management evaluated whether there were factors during that period which were unusual and would distort the volatility figure if used to estimate future volatility and concluded that there were no such factors. In determining the expected life of the option grants, the Company has observed the actual terms of prior grants with similar characteristics and the actual vesting schedule of the grant and has assessed the expected risk tolerance of different option groups. The risk-free interest rate used in the model is based on the actual U.S. Treasury zero coupon rates for bonds matching the expected term of the option as of the option grant date. The dividend assumption is based upon the prior year’s average dividend yield. No compensation expense is recognized for options that are forfeited for which the employee does not render the requisite service. Our accounting for share-based compensation for restricted stock awards (“RSAs”) and restricted stock units (“RSU”) is also based on the fair value method. The fair value of the RSUs and RSAs is based on the closing market price of the Company’s common stock on the grant date of the RSU or RSA.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act). Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective at January 31, 2013 to ensure that the information required to be disclosed in our Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner and (2) accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Management conducted its evaluation of the effectiveness of its internal control over financial reporting based on the framework in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) as of January 31, 2013. Based on this assessment, the principal executive officer and principal financial officer believe that as of January 31, 2013, the Company’s internal control over financial reporting was effective based on criteria set forth by COSO in “Internal Control-Integrated Framework.”

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

Item 9B. Other Information

Nothing to Report

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The response to this item is incorporated by reference to the Company’s definitive proxy statement for the 2013 annual meeting of shareholders.

The following sets forth certain information with respect to all executive officers of the Company. All officers serve at the pleasure of the Board of Directors.

Name	Age	Position
Everett V. Pizzuti	76	President, Chief Executive Officer and Director
Gregory A. Woods	54	Executive Vice President and Chief Operating Officer
Joseph P. O’Connell	69	Senior Vice President, Treasurer and Chief Financial Officer
Gordon Bentley	66	Vice President—Information Technology
Michael M. Morawetz	53	Vice President—International Branches
Stephen M. Petrarca	50	Vice President—Instrument Manufacturing
Erik J. Mancyak	37	Vice President and Corporate Controller
Eric E. Pizzuti	46	Vice President & General Manager—QuickLabel Systems
Michael J. Natalizia	49	Vice President and Chief Technology Officer

Mr. Everett V. Pizzuti was appointed Chief Executive Officer of the Company on June 29, 2011 and has been functioning as President since 1971. Mr. Pizzuti had served as Astro-Med’s Chief Operating Officer from 1971 to 2011 and was previously a Vice President of the Company.

Mr. Woods was appointed Executive Vice President and Chief Operating Officer of the Company on September 6, 2012. Prior to joining Astro-Med, Mr. Woods has held the positions of Managing Director of Medfield Advisors from 2010 to 2012, President of Performance Motion Devices from 2007-2010 and Chief Executive Officer of Control Technology Corporation from 2001 to 2007.

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

Code of Ethics

The Company has adopted a Code of Ethics which applies to all directors, officers and employees of the Company, including the Chief Executive Officer (“CEO”), Chief Operating Officer (“COO”), Chief Financial Officer (“CFO”) and Corporate Controller, as supplemented by a Code of Ethical Conduct for the Chief Executive Officer and Senior Financial Officers, which meets the requirements of a “code of ethics” as defined in Item 406 of Regulation S-K. A copy of the Code of Ethics will be provided to shareholders, without charge, upon request directed to Investor Relations or can be obtained on the Company’s website, (www.astro-medinc.com), under the heading “Corporate Governance—Charters.” The Company will disclose any amendment to, or waiver of, a provision of the Codes for the CEO, COO, CFO, Corporate Controller or persons performing similar functions by posting such information on its website and filing a Form 8-K as required under the rules of the NASDAQ Global Market.

Item 11. Executive Compensation

The response to this item is incorporated by reference to the Company’s definitive Proxy Statement for the 2013 Annual Meeting of Shareholders.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters

The response to this item is incorporated by reference to the Company’s definitive Proxy Statement for the 2013 Annual Meeting of Shareholders.

Equity Compensation Plan Information

The following table sets forth information about the Company’s equity compensation plans as of January 31, 2013:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuances Under Equity Compensation Plans
Equity Compensation Plans Approved by Security Holders	916,612	(1)	$8.46	467,594	(2)
Equity Compensation Plans Not Approved by Security Holders	—		—	—

Total	916,612	(1)	$8.46	467,594	(2)

(1)

Includes 300,993 shares issuable upon exercise of outstanding options granted under the Company’s incentive stock option plans, 178,313 shares issuable upon exercise of outstanding options granted under the Company’s non-qualified stock option plans under which options may be granted to officers and key employees, 8,250 shares issuable upon exercise of outstanding stock options granted under the Astro-Med,

Inc. Non-Employee Director Stock Option Plan and 429,056 shares issuable upon exercise of outstanding options granted under the Company’s 2007 Equity Incentive Plan.
(2)	Shares under the Astro-Med, Inc. 2007 Equity Incentive Plan. Excludes 96,900 shares issuable upon vesting of outstanding restricted stock awards and restricted stock units issued under Astro-Med’s Equity Incentive Plan.

Additional information regarding these equity compensation plans is contained in Note 7 to the Company’s Consolidated Financial Statements included in Item  15 hereto.

Item 13. Certain Relationships, Related Transactions and Director Independence

The response to this item is incorporated by reference to the Company’s definitive Proxy Statement for the 2013 Annual Meeting of Shareholders.

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated herein by reference to the Company’s definitive Proxy Statement for the 2013 Annual Meeting of Shareholders.

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

(a)(3) Exhibits:

Exhibit Number
(2.1)	Asset Purchase Agreement dated January 5, 2013 by and among Astro-Med, Inc. (the “Company”), Grass Technologies Corporation (“Grass”) and Natus Medical Incorporated (“Natus”), as amended by First Amendment to Asset Purchase Agreement dated as of January 31, 2013, by and among the Company, Grass and Natus (filed as Exhibit No. 2.1 to the Company’s report on Form 8-K dated February 4, 2013 and by this reference incorporated herein).

(3A)	Articles of Incorporation of the Company and all amendments thereto (filed as Exhibit No. 3A to the Company’s report on Form 10-Q for the quarter ended August 1, 1992 and by this reference incorporated herein).

(3B)	By-laws of the Company as amended to date (filed as Exhibit No. 3B to the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2008 and by this reference incorporated herein).

(4)	Specimen form of common stock certificate of the Company (filed as Exhibit No. 4 to the Company’s report on Form 10-K for the year ended January 31, 1985 and by this reference incorporated herein).

(10.1)	Astro-Med, Inc. 1993 Incentive Stock Option Plan filed as Exhibit 4.3 to Registration Statement on Form S-8, Registration No. 333-24127, and incorporated by reference herein.*

(10.2)	Astro-Med, Inc. Non-Employee Director Stock Plan filed as Exhibit 4.3 to Registration Statement on Form S-8, Registration No. 333-24123, and incorporated by reference herein.*

(10.3)	Astro-Med, Inc. 1997 Incentive Stock Option Plan, as amended, filed as Exhibit 4.3 to Registration Statements on Form S-8, Registration Nos. 333-32315, 333-93565 and 333-44414, and incorporated by reference herein.*

(10.4)	Astro-Med, Inc. 1998 Non-Qualified Stock Option Plan, as amended, filed as Exhibit 4.3 to Registration Statement on Form S-8, Registration Nos. 333-62431 and 333-63526, and incorporated by reference herein.*

(10.5)	Astro-Med, Inc. 2007 Equity Incentive Plan as filed as Appendix A to the Definitive Proxy Statement filed on Schedule 14A for the 2007 annual shareholders meeting and incorporated by reference herein.*

(10.6)	Astro-Med, Inc. Management Bonus Plan (Group III) filed on Form 8-K on March 19, 2010 and by this reference incorporated herein.*

(10.7)	Astro-Med, Inc. Management Bonus Plan—Vice President International Branches filed as Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended January 31, 2009 and by this reference incorporated herein.*

(10.8)	Astro-Med, Inc. Non-Employee Directors Compensation Program filed as Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended January 31, 2012 and by this reference incorporated herein.*

(10.9)	Form of Performance-Based Restricted Stock Unit Award Agreement filed as Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the period ended April 28, 2012 and by this reference incorporated herein.*

(10.10)	Transition Services Agreement dated January 5, 2013 by and between the Company and Natus, as amended by First Amendment to Transition Services Agreement dated as of January 31, 2013, by and between the Company and Natus (filed as Exhibit No. 10.1 to the Company’s report on Form 8-K dated February 4, 2013 and by this reference incorporated herein).

Exhibit Number

(21)	List of Subsidiaries of the Company.

(23.1)	Consent of Ernst & Young LLP.

(31.1)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1)	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(101)	The following materials from Registrant’s Annual Report on Form 10-K for the year ended January 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements. Filed electronically herein.

*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASTRO-MED, INC. (Registrant)

Date: April 8, 2013	By:	/S/ EVERETT V. PIZZUTI
(Everett V. Pizzuti, President and Chief Executive Officer)

Each person whose signature appears below constitutes and appoints each of Everett V. Pizzuti or Joseph P. O’Connell, or any of them, each acting alone, his true and lawful attorneys-in-fact and agents, with full power of substitution and resolution, for such person and in his name, place and stead, in any and all capacities in connection with the annual report on Form 10-K of Astro-Med, Inc. for the year ended January 31, 2013 to sign any and all amendments to the Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, each acting alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Name	Title	Date

/S/ EVERETT V. PIZZUTI Everett V. Pizzuti	President, Chief Executive Officer and Director (Principal Executive Officer)	April 8, 2013

/S/ JOSEPH P. O’CONNELL Joseph P. O’Connell	Senior Vice President, Treasurer and Chief Financial Officer (Principal Financial Officer)	April 8, 2013

/S/ ERIK J. MANCYAK Erik J. Mancyak	Vice President and Corporate Controller (Principal Accounting Officer)	April 8, 2013

/S/ HERMANN VIETS Hermann Viets	Chairman of the Board of Directors and Director	April 8, 2013

/S/ GRAEME MACLETCHIE Graeme MacLetchie	Director	April 8, 2013

/S/ MITCHELL I. QUAIN Mitchell I. Quain	Director	April 8, 2013

/S/ HAROLD SCHOFIELD Harold Schofield	Director	April 8, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of

Astro-Med, Inc.

We have audited the accompanying consolidated balance sheets of Astro-Med, Inc. (the “Company”) as of January 31, 2013 and 2012 and the related consolidated statements of income, comprehensive income, and changes in shareholders’ equity, and cash flows for each of the two years in the period ended January 31, 2013. Our audits also included the financial statement schedule listed in the index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Astro-Med, Inc. as of January 31, 2013 and 2012 and the consolidated results of its operations and its cash flows for each of the two years in the period ended January 31, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ ERNST & YOUNG LLP

Providence, Rhode Island

April 8, 2013

ASTRO-MED, INC.

CONSOLIDATED BALANCE SHEETS

As of January 31, 2013 and 2012

(In Thousands, Except Share Data)

	2013	2012
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$30,999	$11,704
Securities Available for Sale	8,509	11,336
Accounts Receivable, net of reserves of $345 in 2013 and $356 in 2012	9,376	9,339
Inventories	11,179	10,639
Deferred Tax Assets	1,866	2,328
Line of Credit Receivable	300	—
Note Receivable	250	—
Restricted Cash	1,800	—
Asset Held for Sale	2,016	—
Prepaid Expenses and Other Current Assets	696	830
Current Assets of Discontinued Operations	3,131	6,302

Total Current Assets	70,122	52,478
PROPERTY, PLANT AND EQUIPMENT
Land and Improvements	1,233	1,233
Buildings and Improvements	9,791	13,022
Machinery and Equipment	22,862	23,621

	33,886	37,876
Less Accumulated Depreciation	(26,098)	(26,705)

Total Property, Plant and Equipment, net	7,788	11,171

OTHER ASSETS
Goodwill	795	795
Note Receivable	756	970
Other	96	106
Deferred Tax Assets	356	—
Non-Current Assets of Discontinued Operations	—	1,542

Total Other Assets	2,003	3,413

TOTAL ASSETS	$79,913	$67,062

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts Payable	$1,938	$2,282
Accrued Compensation	3,176	3,229
Other Accrued Expenses	3,164	1,807
Deferred Revenue	271	298
Income Taxes Payable	4,169	73
Current Liabilities of Discontinued Operations	807	583

Total Current Liabilities	13,525	8,272
Deferred Tax Liabilities	111	193
Other Long Term Liabilities	1,289	1,233
Non-Current Liabilities of Discontinued Operations	1,151	1,701

TOTAL LIABILITIES	16,076	11,399

SHAREHOLDERS’ EQUITY
Preferred Stock, $10 Par Value, Authorized 100,000 shares, None Issued	—	—
Common Stock, $0.05 Par Value, Authorized 13,000,000 shares; Issued 9,031,756 shares in 2013 and 8,956,488 shares in 2012	452	448
Additional Paid-in Capital	38,786	37,964
Retained Earnings	36,092	27,920
Treasury Stock, at Cost, 1,663,214 shares in 2013 and 1,542,276 shares in 2012	(11,666)	(10,790)
Accumulated Other Comprehensive Income	173	121

Total Shareholders’ Equity	63,837	55,663

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$79,913	$67,062

See Notes to the Consolidated Financial Statements.

ASTRO-MED, INC.

CONSOLIDATED STATEMENTS OF INCOME

For the years ended January 31

(In Thousands, Except Per Share Data)

	2013	2012
Net Sales	$61,224	$60,724
Cost of Sales	37,496	38,653

Gross Profit	23,728	22,071
Costs and Expenses:
Selling and Marketing	12,412	12,777
Research and Development	3,816	4,323
General and Administrative	4,574	3,962

Operating Expenses	20,802	21,062
Loss on Sale of Asheboro Operations	—	(681)

Operating Income	2,926	328
Other Income (Expense):
Investment Income	55	82
Other, Net	(96)	234

	(41)	316

Income from Continuing Operations before Income Taxes	2,885	644
Income Tax Provision (Benefit) for Continuing Operations	847	(97)

Income from Continuing Operations	2,038	741
Income from Discontinued Operations, net of taxes of $5,351 in 2013 and $1,198 in 2012	8,729	2,391

Net Income	$10,767	$3,132

Net Income per Common Share—Basic:
From Continuing Operations	$0.28	$0.10
From Discontinued Operations	1.18	0.33

Net Income Per Common Share—Basic	$1.46	$0.43

Net Income per Common Share—Diluted:
From Continuing Operations	$0.27	$0.10
From Discontinued Operations	1.17	0.32

Net Income Per Common Share—Diluted	$1.44	$0.42

Weighted Average Number of Common Shares Outstanding—Basic	7,396	7,325
Dilutive effect of options outstanding	87	104

Weighted Average Number of Common Shares Outstanding—Diluted	7,483	7,429

Dividends Declared Per Common Share	$0.35	$0.28

See Notes to the Consolidated Financial Statements.

ASTRO-MED, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the years ended January 31

(In Thousands)

	2013	2012

Net Income	$10,767	$3,132
Other Comprehensive Loss, net of taxes and reclassification adjustments:
Foreign currency translation adjustments	60	(152)
Unrealized gain on securities available for sale	(8)	6

Other comprehensive loss	52	(146)

Comprehensive Income	$10,819	$2,986

See Notes to the Consolidated Financial Statements.

ASTRO-MED, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the years ended January 31

(In Thousands)

	2013	2012
Common Stock:
Balance at beginning of year	$448	$433
Par value from the exercise of employee stock options	2	1
Employee option exercise and buyback	2	14

Balance at end of year	$452	$448

Additional Paid-In Capital:
Balance at beginning of year	$37,964	$36,586
Proceeds from the exercise of employee stock options	233	79
Share-based compensation	480	208
Tax benefit (expense) of employee stock options	(68)	306
Contribution of treasury shares to employee stock options plan	29	10
Employee option exercise and buyback	148	775

Balance at end of year	$38,786	$37,964

Retained Earnings:
Balance at beginning of year	$27,920	$26,843
Net income	10,767	3,132
Dividends paid	(2,595)	(2,055)

Balance at end of year	$36,092	$27,920

Treasury Stock:
Balance at beginning of year	$(10,790)	$(9,840)
Shares issued to employee stock ownership plan	70	88
Purchase of treasury stock	(770)	—
Purchase of common stock from related parties	(176)	(1,038)

Balance at end of year	$(11,666)	$(10,790)

Accumulated Other Comprehensive Income:
Balance at beginning of year	$121	$267
Other comprehensive loss	52	(146)

Balance at end of year	173	121

Total Shareholders’ Equity	$63,837	$55,663

See Notes to the Consolidated Financial Statements.

ASTRO-MED, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended January 31

(In Thousands)

	2013	2012
Cash Flows from Operating Activities:
Net Income	$10,767	$3,132
Adjustments to Reconcile Net Income to Net Cash Provided By Operating Activities:
Gain on Disposal of Discontinued Operations	(10,162)	—
Depreciation and Amortization	1,331	1,576
Employee Stock Ownership Plan Contribution	—	100
Share-Based Compensation	480	208
Deferred Income Tax Benefit	(548)	(208)
Excess Tax Benefit From Share-Based Compensation	—	(306)
Loss on Sale of Asheboro Operations	—	618
Changes in Assets and Liabilities, Net of Impact of Divestiture:
Accounts Receivable	(1,256)	(689)
Inventories	(240)	(5)
Accounts Payable and Accrued Expenses	(763)	679
Income Taxes Payable	4,307	562
Other	(53)	(195)

Net Cash Provided by Operating Activities	3,863	5,472
Cash Flows from Investing Activities:
Proceeds from Sales/Maturities of Securities Available for Sale	17,640	10,155
Purchases of Securities Available for Sale	(14,825)	(8,571)
Proceeds on the Sale of Grass	16,800	—
Line of Credit Issuance	(300)	—
Additions to Property, Plant and Equipment	(849)	(1,154)

Net Cash Provided by Investing Activities	18,466	430
Cash Flows from Financing Activities:
Proceeds (Contributions) from Common Shares Issued Under Employee Benefit Plans and Employee Stock Option Plans, Net of Payment of Minimum Tax Withholdings	232	(169)
Purchases of Treasury Stock	(770)	—
Shares issued to ESOP	99	—
Excess Tax (Expense) Benefit from Share-Based Compensation	—	306
Dividends Paid	(2,595)	(2,055)

Net Cash Used in Financing Activities	(3,034)	(1,918)

Net Increase in Cash and Cash Equivalents	19,295	3,984
Cash and Cash Equivalents, Beginning of Year	11,704	7,720

Cash and Cash Equivalents, End of Year	$30,999	$11,704

Supplemental Information:
Cash Paid During the Period for:
Income Taxes, Net of Refunds	$2,461	$740

See Notes to the Consolidated Financial Statements.

ASTRO-MED, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2013 and 2012

Note 1—Summary of Significant Accounting Policies

Basis of Presentation: The accompanying financial data has been prepared by us pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (SEC) and is in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”). Our fiscal year end is January 31. Unless otherwise stated, all years and dates refer to our fiscal year.

On January 31, 2013, we completed the sale of substantially all of the assets of our Grass Technologies Product Group. Consequently, we have classified the results of operations of the Grass Technologies Product Group as discontinued operations for all periods presented. Refer to Note 17, “Discontinued Operations,” for further discussion.

Principles of Consolidation: The consolidated financial statements include the accounts of Astro-Med, Inc. and its subsidiaries. All material intercompany accounts and transactions are eliminated in consolidation.

Reclassification: Certain amounts in prior year’s financial statements have been reclassified to conform to the current year’s presentation.

Use of Estimates: The presentation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect these financial statements and accompanying notes. Some of the more significant estimates relate to the allowances for doubtful accounts and credits, inventory valuation, impairment of long-lived assets and goodwill, income taxes, share-based compensation and warranty reserves. Management’s estimates are based on the facts and circumstances available at the time estimates are made, past historical experience, risk of loss, general economic conditions and trends, and management’s assessments of the probable future outcome of these matters. Consequently, actual results could differ from those estimates.

Cash and Cash Equivalents: Highly liquid investments with an original maturity of 90 days or less are considered to be cash equivalents. Similar investments with original maturities beyond three months are classified as securities available for sale. Cash of $1,157,000 and $1,929,000 was held in foreign bank accounts at January 31, 2013 and 2012, respectively.

Securities Available for Sale: Securities available for sale are carried at fair value based on quoted market prices, where available. The difference between cost and fair value, net of related tax effects, is recorded as a component of accumulated other comprehensive income in shareholders’ equity.

Property, Plant and Equipment: Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation is provided on the straight-line basis over the estimated useful lives of the assets (land improvements—10 to 20 years; buildings and improvements—10 to 45 years; machinery and equipment—3 to 10 years). Depreciation expense was $1,331,000 for fiscal 2013 and $1,576,000 for 2012.

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

We have evaluated the deliverables in our multiple-element arrangements and concluded that they are separate units of accounting if the delivered item or items have value to the customer on a standalone basis and delivery or performance of the undelivered item(s) is considered probable and substantially in our control. We allocate revenue to each element in our multiple-element arrangements based upon their relative selling prices. We determine the selling price for each deliverable based on a selling price hierarchy. The selling price for a deliverable is based on VSOE if available, third-party evidence (“TPE”) if VSOE is not available, or estimated selling price (“ESP”) if neither VSOE nor TPE is available. Revenue allocated to each element is then recognized when the basic revenue recognition criteria for that element have been met.

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

Research and Development Costs: The Company complies with the guidance provided in the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) FASB 730, “Research and Development” by charging any costs to expense when incurred, as well as by disclosing in the financial statements the amount of Research & Development charged to expense. These charges include: salaries and benefits, external engineering service costs, engineering related information costs and supplies. The Company also complies with ASC 985-20, “Costs of Computer Software to be Sold, Leased or Marketed” and ASC 350-40, “Internal-Use Software” in accounting for the costs of software either developed or acquired.

Foreign Currency: The financial statements of foreign subsidiaries are measured using the local currency as the functional currency. Foreign currency denominated assets and liabilities are translated into U.S. dollars at year-end exchange rates with the translation adjustment recorded as a component of accumulated comprehensive income in shareholders’ equity. Revenues and costs are translated at average exchange rates during the year. We do not provide for U.S. income taxes on foreign currency translation adjustments associated with our German subsidiary since its undistributed earnings are considered to be permanently invested. Our net foreign exchange losses were $158,000 and $27,000 for fiscal 2013 and 2012, respectively.

Advertising: Astro-Med expenses advertising costs as incurred. Advertising costs including advertising production, trade shows and other activities are designed to enhance demand for our products and amounted to approximately $750,000 and $970,000 in fiscal 2013 and 2012, respectively.

Health Insurance Reimbursement Reserve: Astro-Med reimburses a portion of employee health insurance deductibles and co-payments. The total reimbursement amounted to approximately $313,000 and $487,000 in 2013 and 2012, respectively. We accrued approximately $100,000 and $150,000 at January 31, 2013 and 2012, respectively, for estimated outstanding reimbursements due to employees, including a reserve for incurred but not reported amounts.

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

In 2013, we recognized an impairment of $779,000 related to the Grass Technologies Product Group‘s manufacturing facilities located in Rockland, Massachusetts. This impairment was included as part of the Income from Discontinued Operations in the accompanying consolidated statement of income for the period ended January 31, 2013. Refer to Note 17, “Discontinued Operations,” for further discussion.

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

We performed a qualitative assessment for our 2013 analysis of goodwill. Based on this assessment, management does not believe that it is more likely than not that the carrying value of the reporting units exceed their fair values. Accordingly, no further testing was performed as management believes that there are no impairment issues in regards to goodwill at this time.

Income Taxes: Astro-Med uses the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial reporting basis and tax basis of the assets and liabilities and are measured using enacted tax rates that will be in effect when the differences are expected to reverse. An allowance against deferred tax assets is recognized when it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized. At January 31, 2013 and 2012, a valuation allowance was provided for deferred tax assets attributable to certain state R&D credit carryforwards.

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

Net Income Per Common Share: Net income per common share has been computed and presented in accordance with the guidance provided in ASC 260, “Earnings per Share.” Basic net income per share is based on the weighted average number of shares outstanding during the period. Diluted net income per share is based on the basic weighted average number of shares and potential common equivalent shares for stock options, restricted stock awards and restricted stock units outstanding during the period using the treasury stock method. In fiscal years 2013 and 2012, there were 583,512 and 664,690 common equivalent shares that were not included in the computation of diluted net income per common share because their inclusion would be anti-dilutive.

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

Fair Value of Financial Instruments: Our financial instruments consist of cash and cash equivalents, investment securities, accounts receivable, a note receivable, a line of credit receivable and accounts payable. The carrying amount reflected in the consolidated balance sheets for cash and cash equivalents, accounts receivable and accounts payable approximates fair value due to the short-term nature of these items. Investment securities, all of which are available for sale, are carried in the consolidated balance sheets at fair value based on quoted market prices, when available. The note receivable is carried in the consolidated balance sheets at fair value based on the present value of the discounted cash flows over the life of the note.

Comprehensive Income: In accordance with the guidance provided in ASC 220, “Comprehensive Income,” we report the change in net assets during the period from non-owner sources by major components and as a single total in the Consolidated Statements of Comprehensive Income. Accumulated other comprehensive income at January 31, 2013 consists of net unrealized gains on available for sale securities of $7,000 and net translation gains on foreign operations of $166,000.

Share-Based Compensation: We account for share based awards granted to employees and directors using the FASB guidance included in ASC 718, “Stock Compensation.” Effective as of February 1, 2006, we adopted the “modified prospective” transition method provided in ASC 718. Under this method, share-based compensation is recognized in the consolidated statement of operation for share-based payment awards granted prior to, but not yet vested as of February 1, 2006, based on the grant date fair value estimated in accordance with prior authoritative guidance and for share-based payment awards granted subsequent to February 1, 2006, based on the grant date fair value estimated in accordance with the provisions of ASC 718.

In accordance with ASC 718, share-based compensation expense is based on the estimated fair value of the share-based award when granted to an employee or director. We have estimated the fair value of each option on the date of grant using the Black-Scholes option-pricing model. Our estimate of share-based compensation requires a number of complex and subjective assumptions including our stock price volatility, employee exercise patterns (expected life of the options), the risk-free interest rate and the Company’s dividend yield. The stock price volatility assumption is based on the historical weekly price data of our common stock over a period equivalent to the weighted average expected life of our options. Management evaluated whether there were factors during that period which were unusual and would distort the volatility figure if used to estimate future volatility and concluded that there were no such factors. In determining the expected life of the option grants, the Company has observed the actual terms of prior grants with similar characteristics and the actual vesting schedule of the grant and has assessed the expected risk tolerance of different option groups. The risk-free interest rate is based on the actual U.S. Treasury zero coupon rates for bonds matching the expected term of the option as of the option grant date. The dividend assumption is based upon the prior year’s average dividend yield. No compensation expense is recognized for options that are forfeited for which the employee does not render the requested service. Our accounting for share-based compensation for restricted stock awards (“RSAs”) and restricted stock units (“RSU”) is also based on the fair value method. The fair value of the RSUs and RSAs is based on the closing market price of the Company’s common stock on the grant date of the RSU or RSA.

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

Recent Accounting Pronouncements:

Comprehensive Income

In February 2013, the FASB issued Accounting Standard Update (“ASU”) 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income,” which requires entities to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, entities are required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, entities are required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail on these amounts. ASU 2013-02 is effective prospectively for reporting periods beginning after December 15, 2012. We will adopt this guidance in our first quarter ending May 4, 2013. Since ASU 2013-02 only impacts presentation and disclosure requirements, the adoption of this guidance will not have a material impact on the Company’s financial position or results of operations.

In June 2011, the FASB issued ASU 2011-05, “Presentation of Comprehensive Income,” which requires entities to present the components of net income and other comprehensive income either as one continuous statement or as two consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in shareholders’ equity. While ASU 2011-05 changes the presentation of comprehensive income, it does not change the components that are recognized in net income or comprehensive income under current accounting guidance. ASU 2011-05 also requires entities to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement in which net income is presented and the statement in which other comprehensive income is presented. In December 2011, the FASB issued ASU 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassification of Items Out of Accumulated Other Comprehensive Income in Accounting Standard Update No. 2011-05,” which defers the guidance related to the presentation of reclassification adjustments. ASU 2011-05 is effective for interim and annual periods beginning after December 15, 2011, and must be applied retrospectively. We adopted this guidance in the first quarter of fiscal 2013 and have provided the disclosures required for the periods ended January 31, 2013 and 2012, in the accompanying Consolidated Statements of Comprehensive Income.

Intangibles

In July 2012, the FASB issued ASU 2012-02, “Testing Indefinite-Lived Intangible Assets for Impairment,” which allows entities to use a qualitative approach to test indefinite-lived intangible assets for impairment. ASU 2012-02 permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of the indefinite-lived intangible asset is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the currently prescribed quantitative impairment test. Otherwise, the quantitative impairment test is not required. ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The adoption of the provisions of ASU 2012-02 will not have a material impact on the Company’s financial position or results of operations.

Note 2—Divestiture

On January 30, 2012, we completed the sale of our label manufacturing operations in Asheboro, North Carolina to Label Line Ltd., (the “Buyer”) the original owner of the Asheboro operations. The Asheboro operations were part of the QuickLabel System business segment. The net sales price of $1,000,000 was received in the form of a promissory note in consideration for the inventory and equipment of the Asheboro operations. The promissory note issued by the Buyer is fully secured by a first lien on various collateral of the Buyer, including the Asheboro plant and plant assets. The note bears interest at a rate equal to the lesser of the United States prime rate as of January 30, 2013 plus 50 basis points or six percent per annum and is payable in sixteen quarterly installments of principal and interest commencing on January 30, 2013. The Note Receivable is disclosed at its present value on the accompanying consolidated balance sheet.

The divestiture resulted in a net book loss of $681,000, which is included in Operating Income in the accompanying consolidated statements of income for the year ended January 31, 2012 and includes $64,000 related to closing costs and $265,000 related to the write-off of intangibles. As we have expanded our label manufacturing operations in Canada, Germany and West Warwick, Rhode Island, the sale of the Asheboro operations did not impact our continued involvement in label manufacturing within the QuickLabel segment.

The terms of the sale also include an agreement for Astro-Med to provide the Buyer with additional financing in form of a revolving line of credit in the amount of $600,000, which is fully secured by first lien on various collateral of the Buyer, including the Asheboro plant and plant assets. This line of credit bears interest at a rate equal to the United States prime rate plus an additional margin of two percent of the outstanding credit balance and has an initial term of one-year from the date of the sale which may be extended for consecutive one-year terms on mutual agreement of the parties. As of January 31, 2013, Astro-Med has extended $300,000 on this revolving line of credit. On March 27, 2013, Astro-Med signed an agreement to extend this line of credit through January 30, 2014. The terms of the sale also included a three-year purchase commitment for the Company to purchase $3,250,000 of inventory from the Buyer. The disposal did not qualify as a discontinued operation due to our continuing involvement with the Asheboro operation.

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

The fair value, amortized cost and gross unrealized gains and losses of the securities are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(In thousands)
January 31, 2013
State and Municipal Obligations	$8,499	$10	$—	$8,509

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
January 31, 2012
State and Municipal Obligations	$11,313	$23	$—	$11,336

The contractual maturity dates of these securities are as follows:

	January 31,
	2013	2012
(In thousands)
Less than one year	$5,986	$8,494
One to three years	2,523	2,842

	$8,509	$11,336

Actual maturities are expected to differ from contractual dates as a result of sales or earlier issuer redemptions.

Note 4—Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and include material, labor and manufacturing overhead. The components of inventories are as follows:

	January 31,
	2013	2012
(In thousands)
Materials and Supplies	$6,654	$7,147
Work-in-Progress	591	1,024
Finished Goods	3,934	2,468

	$11,179	$10,639

Included within finished goods inventory is $812,000 and $953,000 of demonstration equipment at January 31, 2013 and 2012, respectively.

Note 5—Accrued Expenses

Accrued expenses consisted of the following:

	January 31,
	2013	2012
(In thousands)
Reserve for cash in escrow	$1,800	$—
Warranty	350	343
Professional fees	174	246
Health insurance reimbursement reserve	100	150
Dealer commissions	91	149
R&D outsourcing	—	167
Other	649	752

	$3,164	$1,807

Note 6—Line of Credit

The Company has a $5,000,000 revolving bank line of credit with Wells Fargo Bank. Borrowings under this line of credit bear interest at either a fluctuating 75 basis points below the base rate, as defined in the agreement, or at a fixed rate 150 basis points above LIBOR. At January 31, 2013, there were no borrowings against this line and the entire line is currently available.

Note 7—Shareholders’ Equity

The number of shares of common stock is summarized below:

	2013	2012
Balance at beginning of year	8,956,488	8,660,270
Exercise of employee stock options	66,313	289,417
Shares issued to employee stock purchase plan	5,976	6,801
Share-based compensation	2,979	—

Balance at end of year	9,031,756	8,956,488

Common Stock: The Company purchased 110,000 shares of its common stock for $770,000 in fiscal 2013. During fiscal 2012 the Company did not repurchase any shares of its common stock. As of January 31, 2013, the Company’s Board of Directors has authorized the purchase of up to an additional 390,000 shares Company’s common stock on the open market or in privately negotiated transactions.

During fiscal 2013 and 2012, certain of the Company’s employees delivered a total of 20,938 and 139,895 shares respectively, of the Company’s common stock to satisfy the exercise price for stock options exercised and related taxes. The shares delivered were valued at a total of $176,000 and $1,038,000 respectively and are included with the treasury stock in the accompanying consolidated balance sheet at January 31, 2013 and 2012. These transactions did not impact the number of shares authorized for repurchase under the Company’s current repurchase program.

Astro-Med maintains the following benefit plans involving its common stock:

Stock Plans: As of January 31, 2013, Astro-Med has one equity incentive plan (the “Plan”) under which incentive stock options, non-qualified stock options, restricted stock units (“RSUs”), restricted stock awards (“RSAs”) and other equity-based awards may be granted to directors, officers and certain employees. Options granted to employees vest over four years. An aggregate of 1,000,000 shares were authorized for awards under the Plan. The exercise price of each stock option will be established at the discretion of the Compensation Committee; however, any incentive stock options granted under the Plan must be at an exercise price of not less than fair market value at the date of grant. Beginning in fiscal 2013, a portion of the Company’s long-term incentive compensation was awarded in the form of RSUs. The RSUs vest fifty-percent on the first anniversary of the grant date and fifty-percent on the second anniversary of the grant date provided that the grantee is employed on each vesting date by Astro-Med or an affiliate company and provided the Company achieves specific thresholds of net sales and annual operating income as established under the Management Bonus Domestic Plan for the fiscal year ended January 31, 2013. At January 31, 2013, 467,594 shares were available for grant under the Plan.

On September 6, 2012, Astro-Med, Inc. announced the appointment of Gregory A. Woods, as Executive Vice President and Chief Operating Officer. Upon this appointment, Mr. Woods was granted 50,000 shares of restricted stock and options to purchase 50,000 shares of the Company’s common stock, both of which vest in four equal, annual installments commencing on the first anniversary of his appointment. Mr. Woods will be eligible to participate in the incentive compensation and bonus plans applicable to executive officers of the Company.

The Plan provides for an automatic annual grant of ten-year options to purchase 5,000 shares of stock to each non-employee director upon the adjournment of each shareholders’ meeting. Each such option is exercisable at the fair market value as of the grant date and vests immediately prior to the next succeeding shareholders’ meeting. During fiscal 2013 and 2012, 20,000 options were awarded each year to non-employee directors pursuant to the Plan. In addition to the automatic option grant under Plan, the Company adopted a Non-Employee Director Annual Compensation Program (the “Program”) effective as of February 1, 2012. The Program provides that each non-employee director is entitled to an annual cash retainer of $7,000 (the “Cash Retainer”), plus $500 for each Board and committee meeting attended, provided that if more than one meeting occurs on the same day, no more than $500 shall be paid for such day. The non-employee director may elect for any fiscal year to receive all or a portion of the Cash Retainer in the form of common stock of the Company, which will be issued under the Plan. If a non-employee director elects to receive all or a portion of the Cash Retainer in the form of common stock, such shares shall be issued in four quarterly installments on the first day of each fiscal quarter, and the number of shares of common stock to be issued shall be based on the fair market value of such common stock on the date such installment is payable. The common stock received in lieu of such Cash Retainer will be fully vested. However, a non-employee director who receives common stock in lieu of all or a portion of the Cash Retainer may not sell, transfer, assign, pledge or otherwise encumber the common stock prior to the first anniversary of the date on which such shares were issuable. In the event of the death or disability of a nonemployee director, or a change in control of the Company, any shares of common stock issued in lieu of such Cash Retainer, shall no longer be subject to such restrictions on transfer.

In addition, under the Program, commencing with the 2012 annual meeting, each non-employee director received RSAs with a value equal to $20,000 (the “Equity Retainer”). If a non-employee director is first appointed or elected to the Board of Directors effective on a date other than at the annual shareholders meeting, on the date of such appointment or election, the director shall receive a pro rata award of restricted common stock having a value based on the number of days remaining until the next annual meeting. The Equity Retainer will vest on the earlier of 12 months after the grant date or the date immediately prior to the next annual meeting of the shareholders following the meeting at which such RSAs were granted. However, a non-employee director may not sell, transfer, assign, pledge or otherwise encumber the vested common stock prior to the second anniversary of the vesting date. In the event of the death or disability of a non-employee director, or a change in control of the Company, the RSAs shall immediately vest and shall no longer be subject to such restrictions on transfer.

Stock Options:

Aggregated information regarding stock options granted under the Plan is summarized below:

	Number of Shares	Option Price Per Share	Weighted Average Option Price Per Share
Options Outstanding, January 31, 2012	888,097	$2.40-11.90	$8.27
Options Granted	144,000	$7.91-8.35	$8.09
Options Exercised	(66,313)	$2.40-8.95	$5.15
Options Expired	(49,172)	$2.69-11.90	$8.39

Options Outstanding, January 31, 2013	916,612	$2.40-11.90	$8.46

Options Exercisable, January 31, 2013	711,112	$2.40-11.90	$8.64

Set forth below is a summary of options outstanding at January 31, 2013:

Outstanding				Exercisable
Range of Exercise prices	Options	Weighted Average Exercise Price	Remaining Contractual Life	Options	Weighted Average Exercise Price
$2.40-5.78	18,439	$5.15	3.8	18,439	$5.15
$6.22-9.59	756,073	$7.97	4.5	550,573	$8.01
$9.81-11.90	142,100	$11.54	3.9	142,100	$11.54

	916,612			711,112

The fair value of each stock option granted was estimated on the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Years Ended January 31,
	2013	2012
Risk-free interest rate	0.62%-1.20%	0.94%-2.00%
Expected life (years)	5	5
Expected volatility	38.74%-39.46%	39.07%-39.43%
Expected dividend yield	3.41-3.46%	3.50%-3.89%

The weighted average fair value of options granted during fiscal 2013 and 2012 was $2.02. As of January 31, 2013, there was $287,000 of unrecognized compensation expense related to the unvested stock options granted under the plans. The expense is to be recognized over a weighted average of two years.

As of January 31, 2013, the aggregate intrinsic value (the aggregate difference between the closing stock price of the Company’s common stock on January 31, 2013, and the exercise price of the outstanding options) that would have been received by the option holders if all options had been exercised was $1,188,000 for all exercisable options and $1,624,000 for all options outstanding. The weighted average remaining contractual terms for these options are 3.2 years for options that are exercisable and 4.4 years for all options outstanding. The total aggregate intrinsic value of options exercised during fiscal 2013 and 2012 was $241,000 and $1,320,000, respectively.

Restricted Stock Units (RSUs) and Restricted Stock Awards (RSAs)

Aggregated information regarding RSUs and RSAs granted under the Plan is summarized below:

	RSAs & RSUs	Weighted Average Grant Date Fair Value
Outstanding at January 31, 2012	—	$—
Granted	96,900	8.10
Exercised	—	—
Expired or canceled	—	—

Outstanding at January 31, 2013	96,900	$8.10

As of January 31, 2013, there was $492,000 of unrecognized compensation expense related to unvested RSUs and RSAs.

Share-based compensation expense has been recognized as follows:

	Years Ended January 31,
	2013	2012
(In thousands)
Stock Options	$163	$208
Restricted Stock Awards and Restricted Stock Units	317	—

Total	$480	$208

Employee Stock Purchase Plan (ESPP): Astro-Med’s ESPP allows eligible employees to purchase shares of common stock at a 15% discount from fair market value on the date of purchase. A total of 247,500 shares were initially reserved for issuance under this plan. Summarized plan activity is as follows:

	Years Ended January 31,
	2013	2012
Shares reserved, beginning	70,207	77,008
Shares purchased	(5,976)	(6,801)

Shares reserved, ending	64,231	70,207

Employee Stock Ownership Plan: Astro-Med has an Employee Stock Ownership Plan (ESOP) providing retirement benefits to all eligible employees. Annual contributions in amounts determined by the Company’s Board of Directors are invested by the ESOP’s Trustees in shares of common stock of Astro-Med. Contributions may be in cash or stock. Astro-Med’s contributions (paid or accrued) amounted to $100,000 in both fiscal 2013 and 2012 and were recorded as compensation expense. All shares owned by the ESOP have been allocated to participants.

Note 8—Income Taxes

The components of income from continuing operations before income taxes are as follows:

	Years Ended January 31,
	2013	2012
(In thousands)
Domestic	$1,850	$(1,103)
Foreign	1,035	1,747

	$2,885	$644

The components of the provision (benefit) for income taxes from continuing operations are as follows:

	Years Ended January 31,
	2013	2012
(In thousands)
Current:
Federal	$425	$(371)
State	(237)	11
Foreign	366	516

	554	156

Deferred:
Federal	253	(248)
State	38	(28)
Foreign	2	23

	293	(253)

	$847	$(97)

The provision (benefit) for income taxes from continuing operations differs from the amount computed by applying the statutory federal income tax rate of 35% in fiscal 2013 and 34% in fiscal 2012 to income before income taxes due to the following:

	Years Ended January 31,
	2013	2012
(In thousands)
Income tax provision at statutory rate	$1,010	$219
State taxes, net of federal tax effect	114	(12)
Officers life insurance	4	(93)
Change in valuation allowance	(49)	35
Change in reserves related to ASC 740 liability	(197)	61
Meals and entertainment	55	40
Domestic product deduction	(60)	—
Share-based compensation	26	54
Tax-exempt income	(16)	(27)
Prior year tax filing true up adjustment	90	(157)
R&D credits	(106)	(175)
Foreign rate differential	(22)	(39)
Other, net	(2)	(3)

	$847	$(97)

The components of deferred income tax expense arise from various temporary differences and relate to items included in the statement of income. The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and liabilities are as follows:

	January 31,
	2013	2012
(In thousands)
Deferred Tax Assets:
Inventory	$1,258	$1,515
Stock-Based Compensation	403	380
R&D Credits	231	280
Vacation Accrual	349	355
ASC 740 Liability Federal Benefit	361	336
Deferred Service Contract Revenue	106	126
Warranty Reserve	135	132
Reserve for Doubtful Accounts	117	150
Other	166	336

	3,126	3,610
Deferred Tax Liabilities:
Accumulated Tax Depreciation in Excess of Book Depreciation	532	907
Currency Translation Adjustment	189	155
Lease Amortization	—	70
Other	63	63

	784	1,195

Subtotal	2,342	2,415
Valuation Allowance	(231)	(280)

Net Deferred Tax Assets	$2,111	$2,135

At January 31, 2013, we have state net operating loss carryforwards of $131,000, which can be used to offset future tax liabilities and expire at various dates beginning in fiscal 2024. At January 31, 2013 we have state research and development credit carryforwards of approximately $349,000, which can be used to offset future tax liabilities and expire at various dates beginning in fiscal 2013.

The valuation allowance at January 31, 2013 relates to certain state research and development tax credit carryforwards which are expected to expire unused. The change in the valuation allowance is a decrease of approximately $49,000 and represents a reduction in the reserve due to the expiration of research and development credits expiring during the current year net of federal benefit.

The Company reasonably believes that it is possible that some unrecognized tax benefits, accrued interest and penalties could decrease income tax expense in the next year due to either the review of previously filed tax returns or the expiration of certain statutes of limitation. A reconciliation of unrecognized tax benefits, excluding interest and penalties follows:

	2013	2012
(In thousands)
Balance at February 1	$780	$727
Increases in prior period tax positions	16	31
Increases in current period tax positions	386	79
Reductions related to lapse of statute of limitations	(241)	(57)

Balance at January 31	$941	$780

If the $941,000 is recognized, $580,000 would decrease the effective tax rate in the period in which each of the benefits is recognized and the remainder would be offset by a reversal of deferred tax assets.

During fiscal 2013 and 2012 the Company recognized $105,000 of benefit and $33,000 of expense, respectively, related to interest and penalties, which are included as a component of income tax expense in the accompanying statement of income. At January 31, 2013 and 2012, the Company had accrued potential interest and penalties of $348,000 and $453,000, respectively.

The Company and its subsidiaries file income tax returns in U.S. federal jurisdictions, various state jurisdictions, and various foreign jurisdictions. The Company is no longer subject to U.S. federal examinations prior to 2009.

At January 31, 2013, the Company has indefinitely reinvested $3,143,000 of the cumulative undistributed earnings of its foreign subsidiary in Germany, all of which would be subject to U.S. taxes if repatriated to the U.S. Through January 31, 2013, the Company has not provided deferred income taxes on the undistributed earnings of this subsidiary because such earnings are considered to be indefinitely reinvested. Non-U.S. income taxes are, however, provided on these undistributed earnings.

Note 9—Contractual Obligations

The following table summarizes our contractual obligations:

	Total	2014	2015	2016	2017	2018 and Thereafter
(In thousands)
Purchase Commitments*	$9,420	$8,173	$1,247	$—	$—	$—
Operating Lease Obligations	$887	$372	$273	$138	104	—

	$10,307	$8,545	$1,520	$138	$104	$—

*	Purchase commitments consists primarily of inventory and equipment purchase orders made in the ordinary course of business, including the purchase commitment agreement entered into with Buyer of the Asheboro operations as described in Note 2.

The Company incurred rent and lease expenses in the amount of $607,000 and $706,000 for the fiscal years 2013 and 2012, respectively.

Note 10—Nature of Operations, Segment Reporting and Geographical Information

The Company’s operations consist of the design, development, manufacture and sale of specialty data recorder and acquisition systems, label printing and applicator systems and related consumable supplies. The Company organizes and manages its business as a portfolio of products and services designed around a common theme of data acquisition and information output. The Company reports two reporting segments consistent with its sales product groups: Test & Measurement (T&M) and QuickLabel Systems (QuickLabel).

T&M produces data recording equipment used worldwide for a variety of recording, monitoring and troubleshooting applications for the aerospace, automotive, metal mill, power and telecommunications industries. QuickLabel produces an array of high-technology digital color and monochrome label printers, labeling software and consumables for a variety of commercial industries worldwide.

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

On January 31, 2013, the Company completed the sale of substantially all of the assets of its Grass Technologies Product Group (Grass) in order to focus on its existing core businesses. Grass produced a range of instrumentation equipment and supplies for clinical neurophysiology (EEG and epilepsy monitoring), polysomnography (PSG—Sleep Monitoring) and biomedical research applications used by universities, medical centers and companies engaged in a variety of clinical and research activities. Consequently, the Company has classified the results of operations of Grass as discontinued operations for all periods presented. Refer to Note 17 for further details.

The accounting policies of the reporting segments are the same as those described in the summary of significant accounting policies herein. The Company evaluates segment performance based on the segment profit before corporate and financial administration expenses.

Summarized below are the Net Sales and Segment Operating Profit (both in dollars and as a percentage of Net Sales) for each reporting segment:

($ in thousands)	Net Sales		Segment Operating Profit		Segment Operating Profit % of Net Sales
	2013	2012	2013	2012	2013	2012
T&M	$17,636	$17,138	$3,109	$2,425	17.6%	14.1%
QuickLabel	43,588	43,586	4,380	2,553	10.0%	5.9%

Total	$61,224	$60,724	7,489	4,978	12.2%	8.2%

Corporate Expenses			4,563	3,969
Loss on Sale of Asheboro*			—	(681)

Operating Income			2,926	328
Other Income (Expense), Net			(41)	316

Income From Continuing Operations Before Income Taxes			2,885	644
Income Tax Provision (Benefit)			847	(97)

			2,038	741
Income from Discontinued Operations, Net of Taxes			8,729	2,391

Net Income			$10,767	$3,132

*	The Asheboro operations were part of the QuickLabel Systems segment.

No customer accounted for greater than 10% of net sales in fiscal 2013 and 2012.

Other information by segment is presented below:

(In thousands)	Assets
	2013	2012
T&M	$10,493	$10,300
QuickLabel	23,468	21,260
Discontinued Operations	3,131	11,054
Corporate*	42,821	24,448

Total	$79,913	$67,062

*	Corporate assets consist of cash and cash equivalents, securities available for sale, income tax accounts and accruals.

(In thousands)	Depreciation and Amortization		Capital Expenditures
	2013	2012	2013	2012
T&M	$435	$567	$383	$497
QuickLabel	710	806	398	535
Discontinued Operations	186	203	68	122

Total	$1,331	$1,576	$849	$1,154

Geographical Data

Presented below is selected financial information by geographic area:

(In thousands)	Net Sales		Long-Lived Assets
	2013	2012	2013	2012
United States	$44,613	$43,570	$6,741	$7,073
Europe	12,324	12,914	609	646
Canada	2,136	2,074	438	494
Asia	910	1,050	—	—
Central and South America	752	610	—	—
Other	489	506	—	—

Total	$61,224	$60,724	$7,788	$8,213

Long-lived assets excludes goodwill assigned to the T&M segment of $0.7 million at January 31, 2013 and 2012.

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

All contributions are deposited into trust funds. It is the policy of the Company to fund any contributions accrued. The Company’s annual contribution amounts are determined by the Board of Directors. Contributions paid or accrued amounted to $261,000 and $259,000 in fiscal 2013 and 2012, respectively.

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

	January 31,
	2013	2012
(In thousands)
Balance, beginning of the year	$343	$258
Warranties issued	783	661
Settlements made	(776)	(576)

Balance, end of the year	$350	$343

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

Note 15—Fair Value Measurements

We measure our financial assets at fair value on a recurring basis in accordance with the guidance provided in ASC 820, “Fair Value Measurement and Disclosures,” which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In addition, ASC 820 establishes a three-tiered hierarchy for inputs used in management’s determination of fair value of financial instruments that emphasizes the use of observable inputs over the use of unobservable inputs by requiring that observable inputs be used when available. Observable inputs are inputs that reflect management’s belief about the assumptions market participants would use in pricing a financial instrument based on the best information available in the circumstances.

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

Cash and cash equivalents; accounts receivables; line of credit receivable; accounts payable, note receivable, accrued compensation and other expenses; and income tax payable are reflected in the condensed consolidated balance sheet at carrying value, which approximates fair value due to the short term nature of the these instruments.

Assets measured at fair value on a recurring basis are summarized below:

January 31, 2013	Level 1	Level 2	Level 3	Total
(In thousands)
Money market funds (included in cash and cash equivalents)	$8,784	$—	$—	$8,784
State and municipal obligations (included in securities available for sale)	8,509	—	—	8,509

Total	$17,293	$—	$—	$17,293

January 31, 2012	Level 1	Level 2	Level 3	Total
(In thousands)
Money market funds (included in cash and cash equivalents)	$5,922	$—	$—	$5,922
State and municipal obligations (included in securities available for sale)	11,336	—	—	11,336

Total	$17,258	$—	$—	$17,258

We did not have any transfers of investments into or out of Level 1 or Level 2 during fiscal 2013.

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

Note 17—Discontinued Operations

On January 31, 2013, the Company completed the sale of substantially all of the assets of its Grass Technologies Product Group (Grass) which manufactured polysomnography and electroencephalography systems and related accessories and propriety electrodes for use in both research and clinical settings. The assets sold consisted primarily of working capital (exclusive of inventory and accounts payable related to manufacturing), the engineering, sales and support workforce, intellectual property and certain other related assets. The proceeds from the sale consisted of $18.6 million in cash, of which $1.8 million which is being held in escrow for twelve months following the closing date of the transaction in order to provide indemnity to the purchaser in the event of any breach in the representation, warranties and covenants of Astro-Med and is fully reserved for in Other Accrued Expenses in the accompanying consolidated balance sheet for the period ended January 31, 2013.

As part of this transaction, Astro-Med entered into a Transition Service Agreement with the purchaser in which the Company will provide transition services and continue to manufacture Grass products for the purchaser for a period of between nine and twelve months following the closing date, after which the purchaser will acquire any remaining inventory. The Company has determined that cash flows from this activity will not be significant and therefore Grass has been presented as a discontinued operation for all periods presented.

As a result of the above, the Company has classified the results of operations of the Grass Technologies Product Group as a discontinued operation for all periods presented.

Results for discontinued operations are as follows:

	2013	2012
(In thousands)
Net Sales	$19,195	$18,469
Cost of Sales	$9,072	$8,758
Gross Profit	$10,123	$9,711

Operating Expenses	$6,205	$6,122
Income from Discontinued Operations	$3,918	$3,589

Gain on Sale of Assets of Discontinued Operations	$10,162	$—
Income Tax Expense	$5,351	$1,198
Income from Discontinued Operations	$8,729	$2,391

Included in the above calculation of the Gain on Sale of Assets of Discontinued Operations is a charge of $779,000 related to the impairment of the Grass Technologies Product Group facility located in Rockland, Massachusetts. The impairment charge was based on the fair value of the facility, less costs to sell, using market values for similar properties which is a Level 2 measurement in the fair value hierarchy discussed in Note 15. This property is being actively marketed and sale of this property is considered probable within the next twelve months and as such, the property is classified as an asset held for sale in the accompanying balance sheets for the period ended January 31, 2013.

ASTRO-MED, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

Description	Balance at Beginning of Year	Provision Charged to Operations	Deductions(2)	Balance at End of Year
Allowance for Doubtful Accounts(1):
(In thousands)
Year Ended January 31,
2013	$356	$70	$(81)	$345
2012	$547	$22	$(213)	$356

(1)	The allowance for doubtful accounts has been netted against accounts receivable as of the respective balance sheet dates.
(2)	Uncollectible accounts written off, net of recoveries, also includes foreign exchange adjustment.