Form 10-Q
period 2013-05-04
ASTRO MED INC /NEW/
filed 2013-06-04
CIK 8146

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 4, 2013

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

Common Stock, $.05 Par Value – 7,449,613 shares

(excluding treasury shares) as of May 24, 2013

ASTRO-MED, INC.

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ASTRO-MED, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, Except Share Data)

(Unaudited)

	May 4, 2013	January 31, 2013
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$12,191	$30,999
Securities Available for Sale	20,100	8,509
Accounts Receivable, net	8,399	9,376
Inventories	11,755	11,179
Deferred Tax Assets	1,866	1,866
Line of Credit Receivable	300	300
Note Receivable	250	250
Restricted Cash	1,800	1,800
Asset Held for Sale	2,016	2,016
Prepaid Expenses and Other Current Assets	1,829	696
Current Assets of Discontinued Operations	4,825	3,131

Total Current Assets	65,331	70,122
PROPERTY, PLANT AND EQUIPMENT
Land and Improvements	1,233	1,233
Buildings and Improvements	9,795	9,791
Machinery and Equipment	22,910	22,862

	33,938	33,886
Less Accumulated Depreciation	(26,368)	(26,098)

Total Property, Plant and Equipment, net	7,570	7,788

OTHER ASSETS
Goodwill	795	795
Note Receivable	631	756
Other	98	96
Deferred Tax Assets	356	356

Total Other Assets	1,880	2,003

TOTAL ASSETS	$74,781	$79,913

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts Payable	$2,182	$1,938
Accrued Compensation	1,937	3,176
Other Accrued Expenses	3,634	3,164
Deferred Revenue	399	271
Income Taxes Payable	36	4,169
Current Liabilities of Discontinued Operations	774	807

Total Current Liabilities	8,962	13,525
Deferred Tax Liabilities	132	111
Other Long Term Liabilities	1,268	1,289
Non-Current Liabilities of Discontinued Operations	1,151	1,151

TOTAL LIABILITIES	11,513	16,076

SHAREHOLDERS’ EQUITY
Common Stock, $0.05 Par Value, Authorized 13,000,000 shares; Issued 9,102,927 shares and 9,031,756 shares at May 4, 2013 and January 31, 2013, respectively	455	452
Additional Paid-in Capital	39,338	38,786
Retained Earnings	35,123	36,092
Treasury Stock, at Cost, 1,663,214 shares at May 4, 2013 and January 31, 2013	(11,666)	(11,666)
Accumulated Other Comprehensive Income	18	173

Total Shareholders’ Equity	63,268	63,837

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$74,781	$79,913

See Notes to condensed consolidated financial statements (unaudited).

ASTRO-MED, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, Except Per Share Data)

(Unaudited)

	Three Months Ended
	May 4, 2013	April 28, 2012
Net Sales	$15,485	$14,336
Cost of Sales	9,708	8,837
Product Replacement Related Costs	672	—

Gross Profit	5,105	5,499
Costs and Expenses:
Selling and Marketing	3,572	3,051
Research and Development	1,113	984
General and Administrative	1,142	1,036

Operating Expenses	5,827	5,071

Operating Income (Loss)	(722)	428
Other Expense	(36)	(13)

Income (Loss) from Continuing Operations before Income Taxes	(758)	415
Income Tax Benefit for Continuing Operations	(319)	(144)

Income (Loss) from Continuing Operations	(439)	559
Income (Loss) from Discontinued Operations, net of tax benefit of $7 at May 4, 2013 and tax expense of $180 at April 28, 2012	(10)	278

Net Income (Loss)	$(449)	$837

Net Income (Loss) per Common Share—Basic:
From Continuing Operations	$(0.06)	$0.07
From Discontinued Operations	—	0.04

Net Income (Loss) Per Common Share—Basic	$(0.06)	$0.11

Net Income (Loss) per Common Share—Diluted:
From Continuing Operations	$(0.06)	$0.07
From Discontinued Operations	—	0.04

Net Income (Loss) Per Common Share—Diluted	$(0.06)	$0.11

Weighted Average Number of Common Shares Outstanding:
Basic	7,401	7,425
Diluted	7,401	7,487

Dividends Declared Per Common Share	$0.07	$0.07

ASTRO-MED, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In Thousands)

(Unaudited)

	Three Months Ended
	May 4, 2013	April 28, 2012
Net Income (Loss)	$(449)	$837
Other Comprehensive Income (Loss) , Net of Taxes and Reclassification Adjustments:
Foreign Currency Translation Adjustments	(154)	51
Unrealized Holding Loss Arising During the Period	(1)	(5)

Other Comprehensive Income (Loss)	(155)	46

Comprehensive Income (Loss)	$(604)	$883

See Notes to condensed consolidated financial statements (unaudited).

ASTRO-MED, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Three Months Ended
	May 4, 2013	April 28, 2012
Cash Flows from Operating Activities:
Net Income (Loss)	$(449)	$837
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	310	342
Share-Based Compensation	161	54
Deferred Income Tax Provision	21	121
Changes in Assets and Liabilities:
Accounts Receivable	(224)	968
Inventories	(1,049)	305
Income Taxes	(5,077)	(211)
Accounts Payable and Accrued Expenses	(431)	(1,128)
Other	(235)	(180)

Net Cash Provided (Used) by Operating Activities	(6,973)	1,108
Cash Flows from Investing Activities:
Proceeds from Sales/Maturities of Securities Available for Sale	1,935	3,150
Purchases of Securities Available for Sale	(13,527)	(4,108)
Line of Credit Issuance	—	(300)
Additions to Property, Plant and Equipment	(113)	(191)

Net Cash Used by Investing Activities	(11,705)	(1,449)
Cash Flows from Financing Activities:
Proceeds from Common Shares Issued Under Employee Benefit Plans and Employee Stock Option Plans, Net of Payment of Minimum Tax Withholdings	391	19
Dividends Paid	(521)	(520)

Net Cash Used in Financing Activities	(130)	(501)
Net Decrease in Cash and Cash Equivalents	(18,808)	(842)
Cash and Cash Equivalents, Beginning of Period	30,999	11,703

Cash and Cash Equivalents, End of Period	$12,191	$10,861

Supplemental Disclosures of Cash Flow Information:
Cash Paid During the Period for Income Taxes, Net of Refunds	$4,755	$142

See Notes to condensed consolidated financial statements (unaudited).

ASTRO-MED, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(1) Overview

Headquartered in West Warwick, Rhode Island, Astro-Med Inc. designs, develops, manufactures and distributes a broad range of specialty printers and data acquisition and analysis systems. Our products are distributed through our own sales force and authorized dealers in the United States. We also sell to customers outside of the United States primarily through our branch offices in Canada and Europe as well as with independent dealers and representatives. Astro-Med, Inc. products are sold under the brand names Astro-Med ® Test & Measurement and QuickLabel ® Systems and are employed around the world in a wide range of aerospace, automotive, communications, chemical, food and beverage, military, industrial, and packaging applications.

Unless otherwise indicated, references to “Astro-Med,” the “Company,” “we,” “our,” and “us” in this Quarterly Report on Form 10-Q refer to Astro-Med, Inc. and its consolidated subsidiaries.

(2) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by Astro-Med pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments consisting of normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the results of the interim periods included herein. These financial statements do not include all disclosures associated with annual financial statements and, accordingly, should be read in conjunction with footnotes contained in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2013.

On January 31, 2013, we completed the sale of substantially all of the assets of our Grass Technologies Product Group. Consequently, we have classified the results of operations of the Grass Technologies Product Group as discontinued operations for all periods presented. Refer to Note 14, “Discontinued Operations,” for further discussion.

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

	Three Months Ended
	May 4, 2013	April 28, 2012
Weighted Average Common Shares Outstanding—Basic	7,401,465	7,424,852
Effect of Dilutive Options, Restricted Stock Awards and Restricted Stock Units	—	61,862

Weighted Average Common Shares Outstanding—Diluted	7,401,465	7,486,714

For the three months ended May 4, 2013 and April 28, 2012, the diluted per share amounts do not reflect common equivalent shares outstanding of 155,900 and 612,150, respectively, because their effect would have been anti-dilutive. These outstanding options were not included due to their anti-dilutive effect, as the exercise price was greater than the average market price of the underlying stock during the period presented.

For the three months ended May 4, 2013, diluted net loss per common share is the same as basic net loss per common share, as the inclusion of the effect of the common share equivalents then outstanding would be anti-dilutive. For this reason, excluded from the calculation of diluted net loss per common share for the three month period ended May 4, 2013 were “in the money” options to purchase 175,951 shares of the Company’s common stock.

(5) Share-Based Compensation

Astro-Med has one equity incentive plan (the “Plan”) under which incentive stock options, non-qualified stock options, restricted stock units (“RSUs”), restricted stock awards (“RSAs”) and other equity based awards may be granted to officers and certain employees. An aggregate of 1,000,000 shares were authorized for awards under the Plan. At May 4, 2013, 382,394 shares were available for grant under the Plan. Options granted to employees vest over four years. The exercise price of each stock option will be established at the discretion of the Compensation Committee; however, any incentive stock options granted must be at an exercise price of not less than fair market value at the date of grant. In fiscal year 2013, a portion of the Company’s long-term incentive compensation was awarded in the form of RSUs. The 2013 RSUs vest fifty percent on the first anniversary of the grant date and fifty percent on the second anniversary of the grant date provided that the grantee is employed on each vesting date by Astro-Med or an affiliate company and provided the Company achieves specific thresholds of net sales and annual operating income as established under the fiscal 2013 Domestic Management Bonus Plan. All such RSUs were earned in fiscal 2013 and fifty percent vested in March 2013; the balance will vest in March 2014, subject to the grantee’s continued employment. In April 2013, the Company granted options and RSUs to officers. Each RSU will be earned and vest as follows: twenty-five percent of the RSU vests on the third anniversary of the grant date, fifty percent of the RSU vests upon the Company achieving its cumulative budgeted net sales target for fiscal years 2014 through 2016 (the “Measurement Period”), and twenty-five percent of the total RSU vests upon the Company’s achieving a target average annual ORONA (operating income return on net assets as calculated for the Domestic Management Bonus Plan) for the Measurement Period. The grantee may not sell, transfer or otherwise dispose of more than fifty percent of the common stock issued upon vesting of the RSU until the first anniversary of the vesting date.

The Plan provides for an automatic annual grant of ten-year options to purchase 5,000 shares of stock to each non-employee director upon the adjournment of each annual shareholders’ meeting. Each such option is exercisable at the fair market value as of the grant date and vests immediately prior to the next succeeding annual shareholders’ meeting. In addition to the automatic option grant under Plan, the Company has a Non-Employee Director Annual Compensation Program (the “Program”) which provides that each non-employee director is entitled to an annual cash retainer of $7,000 (the “Cash Retainer”), plus $500 for each Board and committee meeting attended, provided that if more than one meeting occurs on the same day, no more than $500 shall be paid for such day. The non-employee director may elect for any fiscal year to receive all or a portion of the Cash Retainer in the form of common stock of the Company, which will be issued under the Plan. If a non-employee director elects to receive all or a portion of the Cash Retainer in the form of common stock, such shares shall be issued in four quarterly installments on the first day of each fiscal quarter, and the number of shares of common stock to be issued shall be based on the fair market value of such common stock on the date such installment is payable. The common stock received in lieu of such Cash Retainer will be fully vested. However, a non-employee director who receives common stock in lieu of all or a portion of the Cash Retainer may not sell, transfer, assign, pledge or otherwise encumber the common stock prior to the first anniversary of the date on which such shares were issuable. In the event of the death or disability of a nonemployee director, or a change in control of the Company, any shares of common stock issued in lieu of such Cash Retainer, shall no longer be subject to such restrictions on transfer.

In addition, under the Program, each non-employee director receives RSAs with a value equal to $20,000 (the “Equity Retainer”). If a non-employee director is first appointed or elected to the Board of Directors effective on a date other than at the annual shareholders meeting, on the date of such appointment or election, the director shall receive a pro rata award of restricted common stock having a value based on the number of days remaining until the next annual meeting. The Equity Retainer will vest on the earlier of 12 months after the grant date or the date immediately prior to the next annual meeting of the shareholders following the meeting at which such RSAs were granted. However, a non-employee director may not sell, transfer, assign, pledge or otherwise encumber the vested common stock prior to the second anniversary of the vesting date. In the event of the death or disability of a non-employee director, or a change in control of the Company, the RSAs shall immediately vest and shall no longer be subject to such restrictions on transfer.

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

Share-based compensation expense was recognized as follows:

	Three Months Ended
	May 4, 2013	April 28, 2012
(In thousands)
Stock Options	$46	$37
Restricted Stock Awards and Restricted Stock Units	115	14

Total	$161	$51

Stock Options

The fair value of stock options granted during the three months ended May 4, 2013 and April 28, 2012 was estimated using the following assumptions:

	Three Months Ended
	May 4, 2013	April 28, 2012
Risk Free Interest Rate	0.8%	1.1%
Expected Volatility	38.5%	39.4%
Expected Life (in years)	5.0	5.0
Dividend Yield	2.6%	3.5%

The weighted average fair value per share for options granted was $2.79, during the first quarter of fiscal 2014 compared to $2.09 during the first quarter of fiscal 2013.

Aggregated information regarding stock options granted under the Plan for the three months ended May 4, 2013 is summarized below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Outstanding at January 31, 2013	916,612	$8.46	4.4	$1,624,000
Granted	36,800	10.50
Exercised	(56,399)	7.79
Expired or canceled	(14,298)	9.38

Outstanding at May 4, 2013	882,715	$8.58	4.6	$1,677,657

Exercisable at May 4, 2013	694,067	$8.60	3.5	$1,331,857

As of May 4, 2013, there was $342,000 of unrecognized compensation expense related to unvested options.

Restricted Stock Units (RSUs) and Restricted Stock Awards (RSAs)

Aggregated information regarding RSUs and RSAs granted under the Plan for the three months ended May 4, 2013 is summarized below:

	RSAs & RSUs	Weighted Average Grant Date Fair Value
Unvested at January 31, 2013	96,900	$8.10
Granted	50,000	10.07
Vested	(18,498)	8.35
Forfeited	—	—

Unvested at May 4, 2013	128,402	$8.83

As of May 4, 2013, there was $891,000 of unrecognized compensation expense related to unvested RSUs and RSAs.

Employee Stock Purchase Plan

Astro-Med has an Employee Stock Purchase Plan allowing eligible employees to purchase shares of common stock at a 15% discount from fair value on the date of purchase. A total of 247,500 shares were reserved for issuance under this plan. There were 1,212 and 997 shares respectively, purchased under this plan during the quarters ended May 4, 2013 and April 28, 2012. As of May 4, 2013, 63,019 shares remain available.

(6) Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and include material, labor and manufacturing overhead. The components of inventories are as follows:

	May 4, 2013	January 31, 2013
(In thousands)
Materials and Supplies	$5,864	$6,654
Work-In-Process	1,525	591
Finished Goods	4,366	3,934

	$11,755	$11,179

(7) Income Taxes

The Company’s effective tax rates for income (loss) from continuing operations based on the projected effective tax rate for the full year, are as follows:

Three Months Ended
Fiscal 2014	42.1%
Fiscal 2013	(34.7)%

During the first quarter of fiscal 2014, the Company recognized an income tax benefit on the loss from continuing operations of approximately $319,000. During the three months ended April 28, 2012, the Company recognized income tax benefit on income from continuing operations of approximately $144,000 which included an expense of $141,000 on the quarter’s pretax income from continuing operations and a benefit of $285,000 related to the favorable resolution of a previously uncertain tax position.

As of May 4, 2013, the Company’s cumulative unrecognized tax benefits totaled $921,000 compared to $941,000 as of January 31, 2013. There were no developments affecting unrecognized tax benefits during the quarter ended May 4, 2013.

(8) Line of Credit and Note Receivable

On January 30, 2012, the Company completed the sale of its label manufacturing operations in Asheboro, North Carolina to Label Line Ltd. The net sales price of $1,000,000 was received in the form of a promissory note issued by Label Line Ltd. and is fully secured by a first lien on various collateral, including the Asheboro plant and plant assets. The note bears interest at a rate equal to the lesser of (i) the United States prime rate as of January 30, 2013 plus 50 basis points or (ii) six percent per annum and is payable in sixteen quarterly installments of principal and interest commencing on January 30, 2013. The Note Receivable is disclosed at its present value on the accompanying condensed consolidated balance sheets for the periods ended May 4, 2013 and January 31, 2013.

The terms of the Asheboro sale also included an agreement for Astro-Med to provide Label Line Ltd. with additional financing in the form of a revolving line of credit in the amount of $600,000. This line of credit is fully secured by first lien on various collateral of Label Line Ltd., including the Asheboro plant and plant assets and bears interest at a rate equal to the United States prime rate plus an additional margin of two percent of the outstanding credit balance. The line of credit had an initial term of one-year from the date of the sale which may be extended for consecutive one-year terms on mutual agreement of both parties. On March 27, 2013, Astro-Med signed an agreement to extend this line of credit through January 30, 2014. As of May 4, 2013, $300,000 remains outstanding on this revolving line of credit.

(9) Segment Information

Astro-Med reports two segments consistent with its sales product groups: Test & Measurement (T&M) and QuickLabel Systems (QuickLabel). On January 31, 2013, the Company completed the sale of substantially all of the assets of its Grass Technologies Product Group (Grass) in order to focus on its existing core businesses. Consequently, the Company has classified the results of operations of Grass as discontinued operations for all periods presented. Refer to Note 14, “Discontinued Operations for a further discussion.

The Company evaluates segment performance based on the segment profit before corporate expenses.

Summarized below are the Net Sales and Segment Operating Profit for each reporting segment:

	Three Months Ended
	Net Sales		Segment Operating Profit
(In thousands)	May 4, 2013	April 28, 2012	May 4, 2013	April 28, 2012
T&M	$4,089	$3,972	$201	$543
QuickLabel	11,396	10,364	891	903

Total	$15,485	$14,336	1,092	1,446

Product Replacement Related Costs			672	—
Corporate Expenses			1,142	1,018

Operating Income (Loss)			(722)	428
Other Expense—Net			(36)	(13)

Income (Loss) From Continuing Operations Before Income Taxes			(758)	415
Income Tax Benefit			(319)	(144)

			(439)	559
Income (Loss) From Discontinued Operations, Net of Income Taxes			(10)	278

Net Income (Loss)			$(449)	$837

(10) Recent Accounting Pronouncements

Comprehensive Income

In February 2013, the Financial Standards Accounting Board issued Accounting Standard Update 2013-02, (“ASU-2013-02”) “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income,” which requires entities to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, entities are required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, entities are required to cross-reference to other disclosures that provide additional detail on these amounts. ASU 2013-02 was effective prospectively for reporting periods beginning after December 15, 2012. We adopted this guidance in our first quarter ending May 4, 2013 and have provided the disclosure required in Note 13. Since ASU 2013-02 only impacts presentation and disclosure requirements, the adoption of this guidance did not have a material impact on the Company’s financial position or results of operations.

No other new accounting pronouncements, issued or effective during the first quarter of the current year, have had or are expected to have a material impact on our consolidated financial statements.

(11) Securities Available for Sale

Pursuant to our investment policy, securities available for sale include state and municipal securities with various contractual or anticipated maturity dates ranging from one to 26 months. Securities available for sale are carried at fair value, with unrealized gains and losses reported as a component of accumulated other comprehensive income (loss) in shareholders’ equity until realized. Realized gains and losses from the sale of available for sale securities, if any, are determined on a specific identification basis. A decline in the fair value of any available for sale security below cost that is determined to be other than temporary will result in a write-down of its carrying amount to fair value. No such impairment charges were recorded for any period presented. All short-term investment securities have original maturities greater than 90 days.

The fair value, amortized cost and gross unrealized gains and losses of the securities are as follows:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
May 4, 2013
State and Municipal Obligations	$20,090	$12	$(2)	$20,100

January 31, 2013	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
State and Municipal Obligations	$8,499	$10	$—	$8,509

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

Cash and cash equivalents; accounts receivables; line of credit receivable; notes receivable; accounts payable; accrued compensation and other expenses and income tax payable are reflected in the condensed consolidated balance sheet at carrying value, which approximates fair value due to the short term nature of the these instruments.

Assets measured at fair value on a recurring basis are summarized below:

(In thousands)
May 4, 2013	Level 1	Level 2	Level 3	Total
Money Market Funds (included in Cash and Cash Equivalents)	$7,043	$—	$—	$7,043
State and Municipal Obligations (included in Securities Available for Sale)	20,100	—	—	20,100

Total	$27,143	$—	$—	$27,143

January 31, 2013	Level 1	Level 2	Level 3	Total
Money Market Funds (included in Cash and Cash Equivalents)	$8,784	$—	$—	$8,784
State and Municipal Obligations (included in Securities Available for Sale)	8,509			8,509

Total	$17,293	$—	$—	$17,293

For our money market funds and state and municipal obligations, we utilize the market approach to measure fair value. The market approach is based on using quoted market prices for identical assets.

(13) Accumulated Other Comprehensive Income

The changes in the balance of accumulated other comprehensive income by component are as follows:

(In thousands)	Foreign Currency Translation Adjustments	Unrealized Holding Gain (Loss) on Available for Sale Securities	Total
Balance at January 31, 2013	$166	$7	$173

Other Comprehensive Income (Loss)	(154)	(1)	(155)
Amounts reclassified to Net Income	—	—	—

Net Other Comprehensive Income (Loss)	(154)	(1)	(155)

Balance at May 4, 2013	$12	$6	$18

The amounts presented above in other comprehensive income are net of taxes.

(14) Discontinued Operations

On January 31, 2013, the Company completed the sale of substantially all of the assets of its Grass Technologies Product Group (Grass) which manufactured polysomnography and electroencephalography systems and related accessories and propriety electrodes for use in both research and clinical settings. The assets sold consisted primarily of working capital (exclusive of inventory and accounts payable related to manufacturing), the engineering, sales and support workforce, intellectual property and certain other related assets. The proceeds from the sale consisted of $18.6 million in cash, of which $1.8 million is being held in escrow for twelve months following the closing date of the transaction in order to provide indemnity to the purchaser in the event of any breach in the representations, warranties and covenants of Astro-Med and is fully reserved for in Other Accrued Expenses in the accompanying condensed consolidated balance sheets.

As part of this transaction, Astro-Med entered into a Transition Service Agreement with the purchaser pursuant to which the Company will provide transition services and continue to manufacture Grass products for the purchaser for a period of between nine and twelve months following the closing date, after which the purchaser will acquire any remaining inventory. The Company has determined that cash flows from this activity will not be significant and therefore Grass has been presented as a discontinued operation for all periods presented.

Results for discontinued operations are as follows:

	May 4, 2013	April 28, 2012
(In thousands)
Net Sales	$1,745	$4,089
Gross Profit	$48	$1,872
Net Income (Loss) from Discontinued Operations	$(10)	$278

As a result of the sale of the Grass assets, the Company is in the process of selling its facility located in Rockland, Massachusetts, which was the former location of Grass production. This property is being actively marketed with sale considered probable within the next twelve months and as such, the property is classified as an asset held for sale in the accompanying condensed consolidated balance sheets.

(15) Commitments and Contingencies

Product Replacement Program

In April 2013, tests conducted by the Company revealed that one of its suppliers had been using non-conforming material in the cover of the power supply used in certain models of Astro-Med’s Test & Measurement printers. No malfunctions have been reported by customers as a result of the non-conforming material.

Upon identifying this issue, Astro-Med immediately suspended production of the printers, notified all customers and contacted the supplier who confirmed the problem. Astro-Med is working with its customers to replace the non-conforming material on existing printers with conforming material and will do this on a gradual basis over several months. The estimated the costs associated with the replacement program is $672,000, which was based upon the number of printers shipped during the period the non-conforming material was used. Those costs and the related reserve have been recognized and recorded in the current quarter and are included in the accompanying condensed consolidated financial statements.

Astro-Med is currently receiving power supplies with compliant materials and has resumed printer production and shipments to customers.

Since Astro-Med’s vendor deviated from the agreed upon specifications for the power supply while providing certificates of conformance to the original specifications, the Company intends to seek full recovery from the supplier for all costs and any other damages associated with this issue.

Item 2.

ASTRO-MED, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Business Overview

This section should be read in conjunction with Astro-Med’s Condensed Consolidated Financial Statements included elsewhere herein and our Annual Report on Form 10-K for the fiscal year ended January 31, 2013.

Astro-Med is a multi-national enterprise, which designs, develops, manufactures, distributes and services a broad range of products that acquire, store, analyze and present data in multiple formats. The Company organizes its structure around a core set of competencies, including research and development, manufacturing, service, marketing and distribution. We market and sell our products and services through the following two product groups:

•

Test and Measurement Product Group (T&M)—offers a suite of Ruggedized Printer products designed for military and commercial applications to be used in the avionics industry to print weather maps, communications and other critical flight information. T&M also manufactures and markets a suite of telemetry recorder products sold to the aerospace and defense industries, as well as portable data acquisition recorders, which offer diagnostic and test functions to a wide range of manufacturers including automotive, energy, paper and steel fabrication.

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

Results of Operations

Three Months Ended May 4, 2013 vs. Three Months Ended April 28, 2012

Net sales by product group and current quarter percentage change over prior year for the three months ended May 4, 2013 and April 28, 2012 were:

(Dollars in thousands)	May 4, 2013	As a % of Net Sales	April 28, 2012	As a % of Net Sales	% Change Over Prior Year
T&M	$4,089	26.4%	$3,972	27.7%	2.9%
QuickLabel	11,396	73.6%	10,364	72.3%	10.0%

Total	$15,485	100.0%	$14,336	100.0%	8.0%

Net sales for the first quarter of the current year were $15,485,000, representing an 8.0% increase as compared to the previous year’s first quarter sales of $14,336,000. Sales through the domestic channels for the current quarter were $10,694,000, an increase of 2.4% over the prior year. International shipments for the first quarter of the current year were $4,791,000, representing an 23.0% increase from the previous year. Current year’s first quarter international sales include an unfavorable foreign exchange rate impact of $60,000.

Hardware sales in the current quarter were $5,638,000, a slight increase compared to prior year’s first quarter sales of $5,558,000. The current quarter increase is primarily due to increased sales of QuickLabel’s color printer product line, as sales were up 45.4% in the current period compared to prior year first quarter sales. Also contributing to the current quarter increase in hardware sales is the continued increase in demand for T&M’s Ruggedized products, as sales have increased 20.5% as compared to the prior year. The overall hardware sales increase is somewhat tempered by lower sales in QuickLabel’s monochromatic printer line and T&M’s recorder product line, although T&M’s new TMX recorder and Dash MX product lines reported increases year over year.

Consumables sales in the current quarter were $8,902,000, representing a 12.4% increase over prior year’s first quarter consumable sales of $7,921,000. The current quarter increase in consumable sales is primarily due to the double-digit increase in both digital color printer supplies and label and tag product sales in the QuickLabel segment.

Service and other revenues of $945,000 in the current quarter were up from prior year’s first quarter service and other revenues of $857,000, primarily due to the increase in parts and service revenue during the quarter.

Current year first quarter gross profit was $5,105,000, reflecting a 7.2% decline as compared to prior year’s first quarter gross profit of $5,499,000. The Company’s gross profit margin of 33.0% in the current quarter reflects a decrease from the prior year’s first quarter gross profit margin of 38.3%. The lower gross profit and related margin for the current quarter as compared to prior year is primarily attributable to $672,000 in product replacement program costs recognized in the current quarter related to replacing materials on certain of T&M’s Ruggedized printers after the Company discovered that one of its suppliers was using non-conforming material in the cover of the power supply used in certain models. Astro-Med intends to seek full recovery from the supplier for all costs and any other damages associated with this issue since the supplier deviated from the agreed upon specifications for the power supply while providing certificates of conformance to the original specifications. Also contributing to the lower gross profits were certain one-time costs related to the deployment of the LEAN manufacturing process.

Operating expenses for the current quarter were $5,827,000, a 14.9% increase as compared to prior year’s first quarter operating expenses of $5,071,000. Specifically, selling and marketing expenses for the current quarter increased 17.1% to $3,572,000 as compared to the previous year’s first quarter selling and marketing expenses of $3,051,000. The increase in selling and marketing for the current quarter was primarily due to increases in wages and benefits. G&A expenses increased 10.2% to $1,142,000 in the first quarter of the current year as compared to prior year’s first quarter G&A expenses of $1,036,000. The increase in G&A was primarily due to an increase in wages and benefits and travel spending, tempered by a decline in professional service costs. Investment in R&D in the first quarter of the current year of $1,113,000 represents a 13.1% increase compared to prior year’s first quarter investment of $984,000. The current quarter spending in R&D represents 7.2% of sales, an increase as compared to prior year’s first quarter level of 6.9%.

First quarter operating loss of $722,000, resulted in a negative operating profit margin of 4.7%, lower as compared to the prior year’s first quarter operating income of $428,000 and related operating margin of 3.0%. The decrease in operating income and related margin is primarily attributable to $672,000 of product replacement program costs recognized this quarter as discussed above, as well as higher operating expenses in the current quarter.

Other expense during the first quarter was $36,000 compared to other expense of $13,000 in the first quarter of the previous year. The increase in expense was primarily due to the increase in foreign exchange loss recognized in the first quarter of the current year.

The Company recognized a $319,000 tax benefit for the current quarter as a result of the $758,000 loss from continuing operations. This compares to the prior year’s first quarter income tax benefit for continued operations of $144,000, which included an expense of $141,000 on the quarter’s pretax income from continuing operations and a benefit $285,000 related to the favorable resolution of a previously uncertain tax position.

The Company reported a $439,000 loss from continuing operations for the first quarter of the current year, reflecting a negative return on sales of 2.8% and generating a loss of $0.06 per diluted share. On a comparative basis, in the prior year’s first quarter, the Company recognized income from continuing operations of $559,000, reflecting a return on sales of 3.9% and an EPS of $0.07 per diluted share.

Discontinued Operation

On January 31, 2013, the Company completed the sale of substantially all of the assets of its Grass Technologies Product Group (Grass) for a purchase price of $18,600,000. Consequently, the Company has classified the results of operations of its Grass segment as discontinued operations for all periods presented.

Results for discontinued operations are as follows:

(In thousands)	May 4, 2013	April 28, 2012
Net Sales	$1,745	$4,089
Gross Profit	$48	$1,872
Income (Loss) from Discontinued Operations, net of taxes	$(10)	$278

Segment Analysis

The Company reports two segments consistent with its product groups: Test & Measurement (T&M) and QuickLabel Systems (QuickLabel). The Company evaluates segment performance based on the segment profit before corporate and financial administration expenses.

Summarized below are the Net Sales and Segment Operating Profit for each reporting segment:

	Three Months Ended
	Net Sales		Segment Operating Profit
(In thousands)	May 4, 2013	April 28, 2012	May 4, 2013	April 28, 2012
T&M	$4,089	$3,972	$201	$543
QuickLabel	11,396	10,364	891	903

Total	$15,485	$14,336	1,092	1,446

Product Replacement Related Costs			672	—
Corporate Expenses			1,142	1,018

Operating Income (Loss)			(722)	428
Other Expense—Net			(36)	(13)

Income (Loss) From Continuing Operations Before Income Taxes			(758)	415
Income Tax Benefit			(319)	(144)

			(439)	559
Income (Loss) From Discontinued Operations, Net of Income Taxes			(10)	278

Net Income (Loss)			$(449)	$837

Test & Measurement—T&M

Sales revenues from the T&M product group were $4,089,000 for the first quarter of the current fiscal year, representing a 2.9% increase as compared to sales of $3,972,000 for the same period in the prior year. The increase is primarily attributable to the hardware product line, as both the Ruggedized and TMX product line sales experienced double-digit growth as compared to prior year’s sales volume. T&M’s first quarter segment operating profit of $201,000 resulted in a 4.9% profit margin as compared to the prior year’s segment operating profit of $543,000 and related operating margin of 13.7%. The decrease in both segment operating profit and related margin was due to higher manufacturing costs and operating expenses.

QuickLabel Systems—QuickLabel

Sales revenues from the QuickLabel product group were $11,396,000 in the first quarter of the current year as compared to $10,364,000 in the same quarter of the prior year. The increase in sales is primarily due to the consumables product line which increased 12.1% from the prior year, primarily attributable to the increased demand for digital color printer supplies, as well as for the label and tag product lines, which increased 29.3% and 18.4%, respectively, compared to the prior year. Also contributing to the current quarter increase were sales of the new Kario! product line. The current quarter increase in sales was somewhat tempered by lower sales of both the monochromatic product line and other color printer product lines. QuickLabel’s current quarter segment operating profit was $891,000, reflecting a profit margin of 7.8% and a decrease from prior year’s first quarter segment profit of $903,000 and with a related profit margin of 8.7%. The decrease in QuickLabel’s current year’s segment operating profit and related margin is primarily due to unfavorable product mix and higher manufacturing costs.

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

The Company’s statements of cash flows for the three months ended May 4, 2013 and April 28, 2012 are included on page 6. Net cash flows used by operating activities was $6,973,000 in the current year compared to net cash provided by operating activities of $1,108,000 in the previous year. The decline in operating cash flow provided in the first three months of the current year as compared to the previous year is related to the net loss, income tax payments made in connection with the gain on the sale of Grass, and higher inventory balances. Accounts receivables decreased to $8,399,000 at the end of the first quarter as compared to $9,376,000 at year-end and the accounts receivable collection cycle decreased to 47 days sales outstanding at the end of the current quarter as compared to 51 days outstanding at year end. Inventory increased to $11,755,000 at the end of the first quarter compared to $11,179,000 at year end and inventory days on hand also increased to 110 days on hand at the end of the current quarter from 109 days at year end.

The Company’s cash, cash equivalents and investments at the end of the third quarter totaled $32,291,000 compared to $39,508,000 at year end. The lower cash and investment position at May 4, 2013 resulted from the increase in inventory and the decrease in income taxes payable, as noted above, as well as cash used to acquire property, plant and equipment of $113,000 and to pay cash dividends of $521,000.

The Company’s backlog increased 14.1% from year-end to $7,015,000 at the end of the first quarter.

Critical Accounting Policies, Commitments and Certain Other Matters

In the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2013, the Company’s most critical accounting policies and estimates upon which our financial status depends were identified as those relating to revenue recognition, warranty claims, bad debts, inventories, income taxes, long-lived assets, goodwill and share-based compensation. We considered the disclosure requirements of Financial Release (“FR”) 60 (“FR-60”) regarding critical accounting policies and FR-61 regarding liquidity and capital resources, certain trading activities and related party/certain other disclosures, and concluded that nothing materially changed during the quarter that would warrant further disclosure under these releases.

Forward-Looking Statements

This Quarterly Report on Form 10-Q may contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are not statements of historical fact, but rather reflect our current expectations concerning future events and results. We generally use the words “believes,” “expects,” “intends,” “plans,” “anticipates,” “likely,” “continues,” “may,” “will,” and similar expressions to identify forward-looking statements. Such forward-looking statements, including those concerning our expectations, involve risks, uncertainties and other factors, some of which are beyond our control, which may cause our actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements. Factors which could cause actual results to differ materially from those anticipated include, but are not limited to (a) general economic, financial and business conditions; (b) declining demand in the test and measurement markets, especially defense and aerospace; (c) competition in the specialty printer industry; (d) ability to develop market acceptance of our products and effective design of customer required features; (e) competition in the data acquisition industry; (f) the impact of changes in foreign currency exchange rates on the results of operations; (g) the ability to successfully integrate acquisitions and realize benefits from divestitures; (h) the business abilities and judgment of personnel and changes in business strategy; (i) the efficacy of research and development investments to develop new products; (j) the launching of significant new products which could result in unanticipated expenses; (k) bankruptcy or other financial problems at major suppliers or customers that could cause disruptions in the Company’s supply chain or difficulty in collecting amounts owed by such customers; (l) and other risks included under “Item 1A-Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended January 31, 2013. We assume no obligation to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by law.

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

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended January 31, 2013, which could materially affect our business, financial condition or future operating results. The risks described in our Annual Report on 10-K are not the only risks that we face, as additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating result as well as adversely affect the value of our common stock.

There have been no material updates to the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2013.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the first quarter of fiscal 2014, the Company made the following repurchases of its common stock:

	Total Number of Shares Repurchased	Average Price paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Be Purchased Under The Plans or Programs
February 1—March 2	—	$—	—	390,000
March 3—March 30	—	$—	—	390,000
March 31—May 4	—	$—	—	390,000

Item 6.	Exhibits

The following exhibits are filed as part of this report on Form 10-Q:

10.10	Form of Restricted Stock Unit Award Agreement

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(101)	The following materials from Registrant’s Annual Report on Form 10-Q for the period ended May 4, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to the Condensed Consolidated Financial Statements. Filed electronically herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASTRO-MED, INC. (Registrant)

Date: June 4, 2013	By	/s/ Everett V. Pizzuti
Everett V. Pizzuti,
President and Chief Executive Officer (Principal Executive Officer)

	By	/s/ Joseph P. O’Connell
Joseph P. O’Connell
Senior Vice President, Treasurer and Chief Financial Officer (Principal Financial Officer)