Form 10-Q
period 2013-08-03
ASTRO MED INC /NEW/
filed 2013-09-09
CIK 8146

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 3, 2013

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

Common Stock, $.05 Par Value – 7,465,011 shares

(excluding treasury shares) as of August 30, 2013

ASTRO-MED, INC.

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ASTRO-MED, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, Except Share Data)

(Unaudited)

	August 3, 2013	January 31, 2013
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$12,183	$30,999
Securities Available for Sale	20,400	8,509
Accounts Receivable, net	9,674	9,376
Inventories	12,505	11,179
Deferred Tax Assets	1,862	1,866
Line of Credit Receivable	300	300
Note Receivable	250	250
Restricted Cash	1,800	1,800
Asset Held for Sale	2,016	2,016
Prepaid Expenses and Other Current Assets	1,323	696
Current Assets of Discontinued Operations	4,161	3,131

Total Current Assets	66,474	70,122

PROPERTY, PLANT AND EQUIPMENT	34,172	33,886
Less Accumulated Depreciation	(26,682)	(26,098)

Property, Plant and Equipment, net	7,490	7,788

OTHER ASSETS
Goodwill	795	795
Note Receivable	569	756
Other	98	96

Total Other Assets	1,462	1,647

TOTAL ASSETS	$75,426	$79,557

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts Payable	$2,289	$1,938
Accrued Compensation	2,211	3,176
Other Accrued Expenses	3,768	3,164
Deferred Revenue	413	271
Income Taxes Payable	—	4,169
Current Liabilities of Discontinued Operations	1,556	1,501

Total Current Liabilities	10,237	14,219
Deferred Tax Liabilities	268	212
Other Long Term Liabilities	1,311	1,289

TOTAL LIABILITIES	11,816	15,720

SHAREHOLDERS’ EQUITY
Common Stock, $0.05 Par Value, Authorized 13,000,000 shares; Issued 9,132,899 shares and 9,031,756 shares at August 3, 2013 and January 31, 2013, respectively	457	452
Additional Paid-in Capital	39,597	38,786
Retained Earnings	35,292	36,092
Treasury Stock, at Cost, 1,668,225 shares and 1,663,214 shares at August 3, 2013 and January 31, 2013, respectively	(11,720)	(11,666)
Accumulated Other Comprehensive Income (Loss)	(16)	173

TOTAL SHAREHOLDERS’ EQUITY	63,610	63,837

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$75,426	$79,557

See Notes to condensed consolidated financial statements (unaudited).

ASTRO-MED, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, Except Per Share Data)

(Unaudited)

	Three Months Ended		Six Months Ended
	August 3, 2013	July 28, 2012	August 3, 2013	July 28, 2012
Net Sales	$17,194	$14,663	$32,679	$29,000
Cost of Sales	10,271	9,106	19,980	17,944
Product Replacement Related Costs	—	—	672	—

Gross Profit	6,923	5,557	12,027	11,056
Operating Expenses:
Selling and Marketing	3,382	2,993	6,954	6,043
Research and Development	1,274	885	2,387	1,870
General and Administrative	1,380	1,115	2,521	2,151

Operating Expenses	6,036	4,993	11,862	10,064

Operating Income	887	564	165	992
Other Expense	(25)	(89)	(62)	(102)

Income from Continuing Operations before Income Taxes	862	475	103	890
Income Tax Provision for Continuing Operations	331	187	11	43

Income from Continuing Operations	531	288	92	847
Income from Discontinued Operations, net of taxes of $94 and $87, for the three and six months ended August 3, 2013, respectively and $415 and $595 for the three and six months ended July 28, 2012, respectively	165	699	155	977

Net Income	$696	$987	$247	$1,824

Net Income per Common Share—Basic:
From Continuing Operations	$0.07	$0.04	$0.01	$0.12
From Discontinued Operations	0.02	0.09	0.02	0.13

Net Income Per Common Share—Basic	$0.09	$0.13	$0.03	$0.25

Net Income per Common Share—Diluted:
From Continuing Operations	$0.07	$0.04	$0.01	$0.11
From Discontinued Operations	0.02	0.09	0.02	0.13

Net Income Per Common Share—Diluted	$0.09	$0.13	$0.03	$0.24

Weighted Average Number of Common Shares Outstanding:
Basic	7,458	7,439	7,429	7,432
Diluted	7,655	7,491	7,617	7,489

Dividends Declared Per Common Share	$0.07	$0.07	$0.14	$0.14

See Notes to condensed consolidated financial statements (unaudited).

ASTRO-MED, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	August 3, 2013	July 28, 2012	August 3, 2013	July 28, 2012
Net Income	$696	$987	$247	$1,824
Other Comprehensive Income (Loss) , Net of Taxes and Reclassification Adjustments:
Foreign Currency Translation Adjustments	(39)	(302)	(193)	(251)
Unrealized Holding Gain (Loss) Arising During the Period	5	(2)	4	(7)

Other Comprehensive Income (Loss)	(34)	(304)	(189)	(258)

Comprehensive Income	$662	$683	$58	$1,566

See Notes to condensed consolidated financial statements (unaudited).

ASTRO-MED, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Six Months Ended
	August 3, 2013	July 28, 2012
Cash Flows from Operating Activities:
Net Income	$247	$1,824
Adjustments to Reconcile Net Income to Net Cash Provided (Used) by Operating Activities:
Depreciation and Amortization	636	687
Share-Based Compensation	273	125
Deferred Income Tax Provision	59	111
Changes in Assets and Liabilities:
Accounts Receivable	(535)	223
Inventories	(2,118)	183
Income Taxes	(4,649)	(221)
Accounts Payable and Accrued Expenses	188	(1,469)
Other	(100)	(358)

Net Cash Provided (Used) by Operating Activities	(5,999)	1,105
Cash Flows from Investing Activities:
Proceeds from Sales/Maturities of Securities Available for Sale	5,950	7,635
Purchases of Securities Available for Sale	(17,835)	(7,676)
Line of Credit Issuance	—	(300)
Additions to Property, Plant and Equipment	(374)	(318)

Net Cash Used by Investing Activities	(12,259)	(659)
Cash Flows from Financing Activities:
Proceeds from Common Shares Issued Under Employee Benefit Plans and Employee Stock Option Plans, Net of Payment of Minimum Tax Withholdings	489	41
Dividends Paid	(1,047)	(1,041)

Net Cash Used in Financing Activities	(558)	(1,000)
Net Decrease in Cash and Cash Equivalents	(18,816)	(554)
Cash and Cash Equivalents, Beginning of Period	30,999	11,704

Cash and Cash Equivalents, End of Period	$12,183	$11,150

Supplemental Disclosures of Cash Flow Information:
Cash Paid During the Period for Income Taxes, Net of Refunds	$4,751	$769

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

The presentation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported and disclosed in the condensed consolidated financial statements and accompanying notes. Some of the more significant estimates relate to the allowances for doubtful accounts and credits, inventory valuation, impairment of long-lived assets and goodwill, income taxes, share-based compensation, accrued expenses and warranty reserves. Management’s estimates are based on the facts and circumstances available at the time estimates are made, past historical experience, risk of loss, general economic conditions and trends, and management’s assessments of the probable future outcome of these matters. Consequently, actual results could differ from those estimates.

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

	Three Months Ended		Six Months Ended
	August 3, 2013	July 28, 2012	August 3, 2013	July 28, 2012
Weighted Average Common Shares Outstanding—Basic	7,457,652	7,439,225	7,429,253	7,432,158
Effect of Dilutive Options, Restricted Stock Awards and Restricted Stock Units	197,332	51,935	187,565	56,827

Weighted Average Common Shares Outstanding—Diluted	7,654,984	7,491,160	7,616,818	7,488,985

For the three and six months ended August 3, 2013, the diluted per share amounts do not reflect common equivalent shares outstanding of 173,300 because their effect would have been anti-dilutive. For the three and six months ended July 28, 2012, the diluted per share amounts do not reflect common equivalent shares outstanding of 605,844 because their effect would have been anti-dilutive. These outstanding options were not included due to their anti-dilutive effect, as the exercise price was greater than the average market price of the underlying stock during the period presented.

(5) Share-Based Compensation

Astro-Med has one equity incentive plan (the “Plan”) under which incentive stock options, non-qualified stock options, restricted stock units (“RSUs”), restricted stock awards (“RSAs”) and other equity based awards may be granted to officers and certain employees. An aggregate of 1,000,000 shares were authorized for awards under the Plan. At August 3, 2013, 356,300 shares were available for grant under the Plan. Options granted to employees vest over four years. The exercise price of each stock option will be established at the discretion of the Compensation Committee; however, any incentive stock options granted must be at an exercise price of not less than fair market value at the date of grant. In fiscal year 2013, a portion of the Company’s long-term incentive compensation was awarded in the form of RSUs. The 2013 RSUs vest fifty percent on the first anniversary of the grant date and fifty percent on the second anniversary of the grant date provided that the grantee is employed on each vesting date by Astro-Med or an affiliate company and provided the Company achieves specific thresholds of net sales and annual operating income as established under the fiscal 2013 Domestic Management Bonus Plan. All such RSUs were earned in fiscal 2013 and fifty percent vested in March 2013; the balance will vest in March 2014, subject to the grantee’s continued employment. In April 2013, the Company granted options and RSUs to officers (“2014 RSUs”). Each 2014 RSU will be earned and vest as follows: twenty-five percent of the 2014 RSU vests on the third anniversary of the grant date, fifty percent of the 2014 RSU vests upon the Company achieving its cumulative budgeted net sales target for fiscal years 2014 through 2016 (the “Measurement Period”), and twenty-five percent of the total 2014 RSU vests upon the Company’s achieving a target average annual ORONA (operating income return on net assets as calculated under the Domestic Management Bonus Plan) for the Measurement Period. The grantee may not sell, transfer or otherwise dispose of more than fifty percent of the common stock issued upon vesting of the RSU until the first anniversary of the vesting date.

The Plan provides for an automatic annual grant of ten-year options to purchase 5,000 shares of stock to each non-employee director upon the adjournment of each annual shareholders meeting. Each such option is exercisable at the fair market value as of the grant date and vests immediately prior to the next succeeding annual shareholders meeting. During the second quarter of fiscal 2014, 20,000 options were awarded to non-employee directors pursuant to the Plan. In addition to the automatic option grant under Plan, the Company has a Non-Employee Director Annual Compensation Program (the “Program”) which provides that each non-employee director is entitled to an annual cash retainer of $7,000 (the “Cash Retainer”), plus $500 for each Board and committee meeting attended, provided that if more than one meeting occurs on the same day, no more than $500 shall be paid for such day. The non-employee director may elect for any fiscal year to receive all or a portion of the Cash Retainer in the form of common stock of the Company, which will be issued under the Plan. If a non-employee director elects to receive all or a portion of the Cash Retainer in the form of common stock, such shares shall be issued in four quarterly installments on the first day of each fiscal quarter, and the number of shares of common stock to be issued shall be based on the fair market value of such common stock on the date such installment is payable. The common stock received in lieu of such Cash Retainer will be fully vested. However, a non-employee director who receives common stock in lieu of all or a portion of the Cash Retainer may not sell, transfer, assign, pledge or otherwise encumber the common stock prior to the first anniversary of the date on which such shares were issuable. In the event of the death or disability of a nonemployee director, or a change in control of the Company, any shares of common stock issued in lieu of such Cash Retainer, shall no longer be subject to such restrictions on transfer.

In addition, under the Program, each non-employee director receives RSAs with a value equal to $20,000 (the “Equity Retainer”) upon adjournment of each annual shareholders meeting. If a non-employee director is first appointed or elected to the Board of Directors effective on a date other than at the annual shareholders meeting, on the date of such appointment or election, the director shall receive a pro rata award of restricted common stock having a value based on the number of days remaining until the next annual meeting. The Equity Retainer will vest on the earlier of 12 months after the grant date or the date immediately prior to the next annual meeting of the shareholders following the meeting at which such RSAs were granted. However, a non-employee director may not sell, transfer, assign, pledge or otherwise encumber the vested common stock prior to the second anniversary of the vesting date. In the event of the death or disability of a non-employee director, or a change in control of the Company, the RSAs shall immediately vest and shall no longer be subject to such restrictions on transfer. During the second quarter of fiscal 2014, 7,544 RSAs were awarded to non-employee directors pursuant to the Program.

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

Share-based compensation expense was recognized as follows:

	Three Months Ended		Six Months Ended
	August 3, 2013	July 28, 2012	August 3, 2013	July 28, 2012
(In thousands)
Stock Options	$45	$39	$92	$78
Restricted Stock Awards and Restricted Stock Units	68	39	181	47

Total	$113	$78	$273	$125

Stock Options

The fair value of stock options granted during the six months ended August 3, 2013 and July 28, 2012 was estimated using the following assumptions:

	Six Months Ended
	August 3, 2013	July 28, 2012
Risk Free Interest Rate	0.8%	1.0%
Expected Volatility	38.3%	39.4%
Expected Life (in years)	5.0	5.0
Dividend Yield	2.6%	3.5%

The weighted average fair value per share for options granted was $2.79, during the first and second quarters of fiscal 2014 compared to $2.09 and $2.01 during the first and second quarter of fiscal 2013.

Aggregated information regarding stock options granted under the Plan for the six months ended August 3, 2013 is summarized below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Outstanding at January 31, 2013	916,612	$8.46	4.4	$1,624,000
Granted	56,800	10.54
Exercised	(74,805)	7.71
Expired or canceled	(21,424)	9.40

Outstanding at August 3, 2013	877,183	$8.64	4.5	$2,522,901

Exercisable at August 3, 2013	690,035	$8.61	3.4	$2,011,494

As of August 3, 2013, there was $350,596 of unrecognized compensation expense related to unvested options, which will be recognized through March 2017.

Restricted Stock Units (RSUs) and Restricted Stock Awards (RSAs)

Aggregated information regarding RSUs and RSAs granted under the Plan for the six months ended August 3, 2013 is summarized below:

	RSAs & RSUs	Weighted Average Grant Date Fair Value
Unvested at January 31, 2013	96,900	$8.10
Granted	57,544	10.14
Vested	(28,398)	8.26
Forfeited	—	—

Unvested at August 3, 2013	126,046	$8.99

As of August 3, 2013, there was $531,785 of unrecognized compensation expense related to unvested RSUs and RSAs which will be recognized through April 2016.

Employee Stock Purchase Plan

Astro-Med has an Employee Stock Purchase Plan allowing eligible employees to purchase shares of common stock at a 15% discount from fair value on the date of purchase. A total of 247,500 shares were reserved for issuance under this plan. During the quarters ended August 3, 2013 and July 28, 2012, there were 1,054 and 1,550 shares respectively, purchased under this plan. During the six months ended August 3, 2013 and July 28, 2012, there were 2,266 and 2,547 shares respectively, purchased under this plan. As of August 3, 2013, 61,965 shares remain available.

(6) Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and include material, labor and manufacturing overhead. The components of inventories are as follows:

	August 3, 2013	January 31, 2013
(In thousands)
Materials and Supplies	$6,850	$6,654
Work-In-Process	837	591
Finished Goods	4,818	3,934

	$12,505	$11,179

(7) Income Taxes

The Company’s effective tax rates for income (loss) from continuing operations based on the projected effective tax rate for the full year, are as follows:

	Three Months Ended	Six Months Ended
Fiscal 2014	38.4%	10.7%
Fiscal 2013	39.5%	4.9%

During fiscal 2014, the Company recognized an income tax expense on the income from continuing operations of approximately $11,000. During the six months ended July 28, 2012, the Company recognized income tax expense on income from continuing operations of approximately $43,000 which included an expense of $312,000 on the six month’s pretax income from continuing operations and a benefit of $269,000 related to the favorable resolution of a previously uncertain tax position.

As of August 3, 2013, the Company’s cumulative unrecognized tax benefits totaled $939,000 compared to $941,000 as of January 31, 2013. There were no developments affecting unrecognized tax benefits during the quarter ended August 3, 2013.

(8) Line of Credit and Note Receivable

On January 30, 2012, the Company completed the sale of its label manufacturing operations in Asheboro, North Carolina to Label Line Ltd. The net sales price of $1,000,000 was received in the form of a promissory note issued by Label Line Ltd. and is fully secured by a first lien on various collateral, including the Asheboro plant and plant assets. The note bears interest at a rate equal to the lesser of (i) the United States prime rate as of January 30, 2013 plus 50 basis points or (ii) six percent per annum and is payable in sixteen quarterly installments of principal and interest commencing on January 30, 2013. The Note Receivable is disclosed at its present value on the accompanying condensed consolidated balance sheets.

The terms of the Asheboro sale also included an agreement for Astro-Med to provide Label Line Ltd. with additional financing in the form of a revolving line of credit in the amount of $600,000. This line of credit is fully secured by a first lien on various collateral of Label Line Ltd., including the Asheboro plant and plant assets and bears interest at a rate equal to the United States prime rate plus an additional margin of two percent of the outstanding credit balance. The line of credit had an initial term of one-year from the date of the sale which may be extended for consecutive one-year terms on mutual agreement of both parties. On March 27, 2013, Astro-Med signed an agreement to extend this line of credit through January 30, 2014. As of August 3, 2013, $300,000 remains outstanding on this revolving line of credit.

(9) Segment Information

Astro-Med reports two segments consistent with its sales product groups: Test & Measurement (T&M) and QuickLabel Systems (QuickLabel). On January 31, 2013, the Company completed the sale of substantially all of the assets of its Grass Technologies Product Group (Grass) in order to focus on its existing core businesses. Consequently, the Company has classified the results of operations of Grass as discontinued operations for all periods presented. Refer to Note 14, “Discontinued Operations” for a further discussion.

The Company evaluates segment performance based on the segment profit before corporate expenses.

Summarized below are the Net Sales and Segment Operating Profit for each reporting segment:

	Three Months Ended				Six Months Ended
	Net Sales		Segment Operating Profit		Net Sales		Segment Operating Profit
(In thousands)	August 3, 2013	July 28, 2012	August 3, 2013	July 28, 2012	August 3, 2013	July 28, 2012	August 3, 2013	July 28, 2012
T&M	$4,999	$3,856	$691	$588	$9,087	$7,829	$890	$1,140
QuickLabel	12,195	10,807	1,576	1,091	23,592	21,171	2,468	2,003

Total	$17,194	$14,663	2,267	1,679	$32,679	$29,000	3,358	3,143

Product Replacement Related Costs			—	—			672	—
Corporate Expenses			1,380	1,115			2,521	2,151

Operating Income			887	564			165	992
Other Expense—Net			(25)	(89)			(62)	(102)

Income From Continuing Operations Before Income Taxes			862	475			103	890
Income Tax Provision			331	187			11	43

			531	288			92	847
Income From Discontinued Operations, Net of Income Taxes			165	699			155	977

Net Income			$696	$987			$247	$1,824

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

No other new accounting pronouncements, issued or effective during the first six months of the current year, have had or are expected to have a material impact on our consolidated financial statements.

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

The fair value, amortized cost and gross unrealized gains and losses of the securities are as follows:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
August 3, 2013
State and Municipal Obligations	$20,384	$18	$(2)	$20,400

January 31, 2013	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
State and Municipal Obligations	$8,499	$10	$—	$8,509

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

Assets measured at fair value on a recurring basis are summarized below:

(In thousands)
August 3, 2013	Level 1	Level 2	Level 3	Total
Money Market Funds (included in Cash and Cash Equivalents)	$6,801	$—	$—	$6,801
State and Municipal Obligations (included in Securities Available for Sale)	20,400	—	—	20,400

Total	$27,201	$—	$—	$27,201

January 31, 2013	Level 1	Level 2	Level 3	Total
Money Market Funds (included in Cash and Cash Equivalents)	$8,784	$—	$—	$8,784
State and Municipal Obligations (included in Securities Available for Sale)	8,509			8,509

Total	$17,293	$—	$—	$17,293

For our money market funds and state and municipal obligations, we utilize the market approach to measure fair value. The market approach is based on using quoted market prices for identical assets.

(13) Accumulated Other Comprehensive Income (Loss)

The changes in the balance of accumulated other comprehensive income (loss) by component are as follows:

(In thousands)	Foreign Currency Translation Adjustments	Unrealized Holding Gain on Available for Sale Securities	Total
Balance at January 31, 2013	$166	$7	$173

Other Comprehensive Income (Loss)	(193)	4	(189)
Amounts reclassified to Net Income	—	—	—

Net Other Comprehensive Income (Loss)	(193)	4	(189)

Balance at August 3, 2013	$(27)	$11	$(16)

The amounts presented above in other comprehensive income are net of taxes.

(14) Discontinued Operations

On January 31, 2013, the Company completed the sale of substantially all of the assets of its Grass Technologies Product Group (Grass) which manufactured polysomnography and electroencephalography systems and related accessories and propriety electrodes for use in both research and clinical settings. The assets sold consisted primarily of working capital (exclusive of inventory and accounts payable related to manufacturing), the engineering, sales and support workforce, intellectual property and certain other related assets. The proceeds from the sale consisted of $18.6 million in cash, of which $1.8 million is being held in escrow as restricted cash, for twelve months following the closing date of the transaction in order to provide indemnity to the purchaser in the event of any breach in the representations, warranties and covenants of Astro-Med. The Company has fully reserved the $1.8 million in Other Accrued Expenses in the accompanying condensed consolidated balance sheets.

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

Results for discontinued operations are as follows:

	Three Months Ended		Six Months Ended
	August 3, 2013	July 28, 2012	August 3, 2013	July 28, 2012
(In thousands)
Net Sales	$1,965	$4,909	$3,716	$8,997
Gross Profit	$327	$2,743	$378	$4,615
Net Income from Discontinued Operations	$165	$699	$155	$977

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

Upon identifying this issue, Astro-Med immediately suspended production of the printers, notified all customers and contacted the supplier who confirmed the problem. Astro-Med is working with its customers to replace the non-conforming material on existing printers with conforming material and will do this on a gradual basis over several months. The estimated costs associated with the replacement program are $672,000, which was based upon the number of printers shipped during the period the non-conforming material was used. Those costs have been recognized and recorded in the first quarter and are included in the accompanying condensed consolidated statement of operations for the six months ended August 3, 2013. The related remaining reserve amount of $598,000 is included in Other Accrued Expenses in the accompanying condensed consolidated balance sheet dated August 3, 2013.

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

Results of Operations

Three Months Ended August 3, 2013 vs. Three Months Ended July 28, 2012

Net sales by product group and current quarter percentage change over prior year for the three months ended August 3, 2013 and July 28, 2012 were:

(Dollars in thousands)	August 3, 2013	As a % of Net Sales	July 28, 2012	As a % of Net Sales	% Change Over Prior Year
T&M	$4,999	29.1%	$3,856	26.3%	29.6%
QuickLabel	12,195	70.9%	10,807	73.7%	12.8%

Total	$17,194	100.0%	$14,663	100.0%	17.3%

Net sales for the second quarter of the current year were $17,194,000, representing a 17.3% increase as compared to the previous year’s second quarter sales of $14,663,000 as well as a 11.0% increase as compared to current year first quarter sales of $15,485,000. Sales through the domestic channels for the current quarter were $12,074,000, an increase of 11.7% over the prior year’s second quarter. International shipments for the second quarter of the current year were $5,120,000, representing an 33.0% increase from the previous year. Current year’s second quarter international sales include favorable foreign exchange rate impact of $93,000.

Hardware sales in the current quarter were $7,071,000, an increase compared to both prior year’s second quarter sales of $5,677,000 and current year’s first quarter sales of $5,638,000. The current quarter increase is primarily due to the continued double-digit increase in sales of T&M’s Ruggedized product line, as sales were up in the current period compared to prior year second quarter sales. Also contributing to the current quarter increase in hardware sales is the increase in sales of QuickLabel’s color printer product line as compared to the prior year.

Consumables sales in the current quarter were $9,205,000, representing a 12.8% increase over prior year’s second quarter consumable sales of $8,160,000 and slight increase overcurrent year’s first quarter sales of $8,902,000. The current quarter increase in consumable sales as compared to the second quarter of the prior year is primarily due to the double-digit increase in both digital color printer supplies and print head product sales in the QuickLabel segment.

Service and other revenues of $918,000 in the current quarter were up 11.0% from prior year’s second quarter service and other revenues of $827,000, primarily due to the increase in parts revenue during the quarter.

Current year second quarter gross profit was $6,923,000, representing a 35.6% improvement over current year’s first quarter gross profit of $5,105,000 and a 24.6% improvement as compared to prior year’s second quarter gross profit of $5,557,000. The Company’s gross profit margin of 40.3% in the current quarter also reflects an increase from the prior year’s second quarter gross profit margin of 37.9%. The higher gross profit and related margin for the current quarter as compared to prior year is primarily attributable a favorable product mix.

Operating expenses for the current quarter were $6,036,000, which increased as compared to prior year’s second quarter operating expenses of $4,993,000. The Company increased its spending in selling and market activities from additional personnel and related costs; expanded its R&D investments with new product programs; and incurred higher G&A costs from healthcare and professional service fees. The current quarter spending in R&D represents 7.4% of sales, an increase as compared to prior year’s second quarter level of 6.0%.

Second quarter operating income of $887,000, resulted in operating profit margin of 5.2%, an increase compared to the prior year’s second quarter operating income of $564,000 and related operating margin of 3.8%. The increase in operating income and related margin is primarily attributable to favorable product mix in the current quarter.

Other expense during the second quarter was $25,000 compared to other expense of $89,000 in the second quarter of the previous year. The lower expense was primarily due to the decrease in foreign exchange loss recognized in the second quarter of the current year as compared to the prior year.

The provision for federal, state and foreign taxes on continuing operations for the second quarter of the current year were $331,000, reflecting an effective tax rate of 38.4%. This compares to the prior year’s second quarter tax expense for continued operations of $187,000, reflecting an effective tax rate of 39.5%.

The Company reported $531,000 of income from continuing operations for the second quarter of the current year, reflecting a return on sales of 3.1% and generating EPS of $0.07 per diluted share, an improvement compared to the prior year’s second quarter income from continuing operations of $288,000 , reflecting a return on sales of 2.0% and an EPS of $0.04 per diluted share.

Discontinued Operation

On January 31, 2013, the Company completed the sale of substantially all of the assets of its Grass Technologies Product Group (Grass) for a purchase price of $18,600,000. Consequently, the Company has classified the results of operations of its Grass segment as discontinued operations for all periods presented.

Results for discontinued operations are as follows:

	Three Months Ended
(In thousands)	August 3, 2013	July 28, 2012
Net Sales	$1,965	$4,909
Gross Profit	$327	$2,743
Net Income from Discontinued Operations	$165	$699

Six Months Ended August 3, 2013 vs. Six Months Ended July 28, 2012

Net sales by product group and current quarter percentage change over prior year for the six months ended August 3, 2013 and July 28, 2012 were:

(Dollars in thousands)	August 3, 2013	As a % of Net Sales	July 28, 2012	As a % of Net Sales	% Change Over Prior Year
T&M	$9,087	27.8%	$7,829	27.0%	16.1%
QuickLabel	23,592	72.2%	21,171	73.0%	11.4%

Total	$32,679	100.0%	$29,000	100.0%	12.7%

Net sales for the first six months of the current year were $32,679,000, representing a 12.7% increase as compared to the previous year’s sales of $29,000,000. Sales through the domestic channels for the first half of the current year were $22,767,000, an increase of 7.1% over the prior year. International shipments for the first six months of the current year were $9,912,000, representing a 28.0% increase from the previous year. The current year’s first six months international sales include a favorable foreign exchange rate impact of $33,000.

Hardware sales in the first six months of the current year were $12,708,000, a 13.1% increase compared to prior sales of $11,235,000. Both product groups experienced growth in the current year, with T&M hardware sales at $8,278,000, an 18.6% increase as compared to prior year sales of $6,978,000 and QuickLabel hardware sales at $4,430,000 in the current year, a 4.1% increase from prior year sales of $4,256,000. The main source of the current year’s increase in sales is sales of both T&M’s Ruggedized product line and QuickLabel’s new Kairo! product line.

Consumables sales in first half of the current year were $18,107,000, representing a 12.6% increase over prior year’s first six months sales of $16,081,000. The current year increase in consumable sales is primarily due to the double-digit increase in both digital color printer supplies and label and tag product sales in the QuickLabel segment.

Service and other revenues of $1,864,000 in the first six months of the current year were up 10.7% from prior year’s first six months service and other revenues of $1,684,000, primarily due to the increase in parts and service revenue during the current year.

Current year first six months gross profit was $12,027,000, reflecting an 8.8% improvement as compared to prior year’s first six months gross profit of $11,056,000; however, the Company’s gross profit margin of 36.8% in the current year is lower than the prior year’s first six months gross profit margin of 38.1%. The lower gross profit margin for the current year as compared to prior year is primarily attributable to $672,000 in product replacement program costs recognized in the first quarter related to replacing materials on certain of T&M’s Ruggedized printers after the Company discovered that one of its suppliers was using non-conforming material in the cover of the power supply used in certain models. Astro-Med intends to seek full recovery from the supplier for all costs and any other damages associated with this issue since the supplier deviated from the agreed upon specifications for the power supply while providing certificates of conformance to the original specifications.

Operating expenses for the first six months of the fiscal year were $11,862,000, an increase as compared to prior year’s first six months operating expenses of $10,064,000. Specifically, selling and marketing expenses for the current year increased as compared to the previous year’s first six months of selling and marketing expenses due to increases in personnel costs as well as travel expenditures. G&A expenses increased to $2,521,000 in the first six months of the current year as compared to prior year’s first six months G&A expenses. The increase in G&A was primarily due to an increase in personnel costs, professional fees and travel spending. Investment in R&D in the first six months of the current year of $2,387,000 compared to prior year’s first six months investment of $1,870,000. The current year spending in R&D represents 7.3% of sales, an increase as compared to prior year’s first six months level of 6.4%.

First six months operating income of $165,000, resulted in a operating profit margin of less than 1.0%, lower as compared to the prior year’s first six months operating income of $992,000 and related operating margin of 3.4%. The decrease in operating income and related margin is primarily attributable to the $672,000 of product replacement program costs recognized in the first quarter as discussed above, as well as higher operating expenses in the current fiscal year.

Other expense during the first six months was $62,000 compared to other expense of $102,000 in the first six months of the previous year. The lower expense was primarily due to the decline in foreign exchange loss recognized in the first six months of the current year as compared to the prior year.

The Company recognized a $11,000 tax expense on income from continuing operations for the first six months of the current fiscal year. This compares to the prior year’s first six months income tax expense on income from continued operations of $43,000, which included an expense of $312,000 on the six month’s pretax income from continuing operations and a benefit $269,000 related to the favorable resolution of a previously uncertain tax position.

The Company reported income from continuing operations of $92,000 for the first six months of the current year, reflecting a return on sales of less than 1.0% and generating a EPS of $0.01 per diluted share. On a comparative basis, in the prior year’s first six months, the Company recognized income from continuing operations of $847,000, reflecting a return on sales of 2.9% and an EPS of $0.11 per diluted share.

Discontinued Operation

On January 31, 2013, the Company completed the sale of substantially all of the assets of its Grass Technologies Product Group (Grass) for a purchase price of $18,600,000. Consequently, the Company has classified the results of operations of its Grass segment as discontinued operations for all periods presented.

Results for discontinued operations are as follows:

	Six Months Ended
(In thousands)	August 3, 2013	July 28, 2012
Net Sales	$3,716	$8,997
Gross Profit	$378	$4,615
Net Income from Discontinued Operations	$155	$977

Segment Analysis

The Company reports two segments consistent with its product groups: Test & Measurement (T&M) and QuickLabel Systems (QuickLabel). The Company evaluates segment performance based on the segment profit before corporate and financial administration expenses.

Summarized below are the Net Sales and Segment Operating Profit for each reporting segment:

	Three Months Ended				Six Months Ended
	Net Sales		Segment Operating Profit		Net Sales		Segment Operating Profit
(In thousands)	August 3, 2013	July 28, 2012	August 3, 2013	July 28, 2012	August 3, 2013	July 28, 2012	August 3, 2013	April 28, 2012
T&M	$4,999	$3,856	$691	$588	$9,087	$7,829	$890	$1,140
QuickLabel	12,195	10,807	1,576	1,091	23,592	21,171	2,468	2,003

Total	$17,194	$14,663	2,267	1,679	$32,679	$29,000	3,358	3,143

Product Replacement Related Costs			—	—			672	—
Corporate Expenses			1,380	1,115			2,521	2,151

Operating Income			887	564			165	992
Other Expense—Net			(25)	(89)			(62)	(102)

Income From Continuing Operations Before Income Taxes			862	475			103	890
Income Tax Provision			331	187			11	43

			531	288			92	847
Income From Discontinued Operations, Net of Income Taxes			165	699			155	977

Net Income			$696	$987			$247	$1,824

Test & Measurement—T&M

Sales revenues from the T&M product group were $4,999,000 for the second quarter of the current fiscal year, representing a 29.6% increase as compared to sales of $3,856,000 for the same period in the prior year. The increase is primarily attributable to the double-digit growth in second quarter in the Ruggedized product line sales as compared to prior year’s sales volume. The overall increase in T&M sales for the second quarter were slightly tempered by lower sales of the traditional recorder product line. T&M’s second quarter segment operating profit of $691,000 resulted in a 13.8% profit margin as compared to the prior year’s segment operating profit of $588,000 and related operating margin of 15.2%. The lower segment operating profit margin was due to product mix.

Sales revenues from the T&M product group were $9,087,000 for the first six months of the current fiscal year, representing a 16.1% increase as compared to sales of $7,829,000 for the same period in the prior year. The increase is primarily attributable to the hardware product line, as both the Ruggedized and TMX product lines experienced growth over prior year. T&M’s operating profit for the first six months of the current fiscal year segment was $890,000 which resulted in a 9.8% profit margin as compared to the prior year’s segment operating profit of $1,140,000 and related operating margin of 14.6%. The lower segment operating profit and related margin was due to product mix and higher manufacturing costs.

QuickLabel Systems—QuickLabel

Sales revenues from the QuickLabel product group increased 12.8% with sales of $12,195,000 in the second quarter of the current year as compared to $10,807,000 in the same period of the prior year. The current quarter increase in sales is primarily due to the consumables product line which increased 13.3% from the same period in the prior year, primarily attributable to the increased demand for digital color printer supplies and labels, as well as for the printer head product lines, which both experienced double-digit growth as compared to the prior year. Also contributing to the current quarter increase was the new Kario! product line. QuickLabel’s current quarter segment operating profit was $1,576,000, reflecting a profit margin of 12.9%, an increase from prior year’s second quarter segment profit of $1,091,000 and related profit margin of 10.1%. The increase in QuickLabel’s current year’s segment operating profit and related margin is primarily due to favorable product mix.

Sales revenues from the QuickLabel product group were $23,592,000 for the first six months of the current fiscal year as compared to $21,171,000 in the same period of the prior year. The increase in sales is primarily due to the consumables product line which increased 12.7% from the prior year, primarily attributable to the increased demand for digital color printer supplies, as well as for the label and tag product lines. Also contributing to the current quarter increase was the new Kario! product line. QuickLabel’s current year’s segment operating profit was $2,468,000, reflecting a profit margin of 10.5% an increase from prior year’s segment profit of $2,003,000 related profit margin of 9.5%. The increase in QuickLabel’s current year’s segment operating profit and related margin is primarily due to favorable product mix.

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

The Company’s statements of cash flows for the six months ended August 3, 2013 and July 28, 2012 are included on page 6. Net cash flows used by operating activities was $5,999,000 in the current year compared to net cash provided by operating activities of $1,105,000 in the previous year. The decline in operating cash flow provided in the first six months of the current year as compared to the previous year is related to income tax payments made in connection with the gain on the sale of Grass Technologies as well as higher accounts receivable and inventory balances. Accounts receivables increased to $9,674,000 at the end of the second quarter as compared to $9,376,000 at year-end and the accounts receivable collection cycle increased to 52 days sales outstanding at the end of the current quarter as compared to 51 days outstanding at year end. Inventory increased to $12,505,000 at the end of the second quarter compared to $11,179,000 at year end and inventory days on hand also increased to 113 days on hand at the end of the current quarter from 109 days at year end.

The Company’s cash, cash equivalents and investments at the end of the second quarter totaled $32,583,000 compared to $39,508,000 at year end. The lower cash and investment position at August 3, 2013 resulted from the increase in inventory and the decrease in income taxes payable, as noted above, as well as cash used to acquire property, plant and equipment of $374,000 and to pay cash dividends of $1,047,000.

The Company’s backlog increased 29.0% from year-end to $7,936,000 at the end of the second quarter.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the second quarter of fiscal 2014, the Company made the following repurchases of its common stock:

	Total Number of Shares Repurchased		Average Price paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Be Purchased Under The Plans or Programs
May 5—June 1	—		$—	—	390,000
June 2—June 29	5,011	(a)	$10.82	—	390,000
June 30—August 3	—		$—	—	390,000

(a)	On June 6, 2013, the Company’s Chief Financial Officer delivered 2,760 shares of the Company’s common stock to satisfy the exercise price for 4,800 stock options exercised and the Company’s Chief Technology Officer delivered 2,251 shares of the Company’s common stock to satisfy the exercise price for 3,001 stock options exercised The shares delivered were valued at $10.82 per share and are included with treasury stock in the consolidated balance sheet. This transaction did not impact the number of shares authorized for repurchase under the Company’s current repurchase program.

Item 6.	Exhibits

The following exhibits are filed as part of this report on Form 10-Q:

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(101)	The following materials from Registrant’s Annual Report on Form 10-Q for the period ended August 3, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to the Condensed Consolidated Financial Statements. Filed electronically herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASTRO-MED, INC. (Registrant)

Date: September 9, 2013	By	/s/ Everett V. Pizzuti
Everett V. Pizzuti,
Chief Executive Officer (Principal Executive Officer)

	By	/s/ Joseph P. O’Connell
Joseph P. O’Connell
Senior Vice President, Treasurer and Chief Financial Officer (Principal Financial Officer)