Form 10-Q
period 2013-11-02
ASTRO MED INC /NEW/
filed 2013-12-09
CIK 8146

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 2, 2013

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

Common Stock, $.05 Par Value – 7,512,803 shares

(excluding treasury shares) as of December 9, 2013

ASTRO-MED, INC.

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ASTRO-MED, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, Except Share Data)

(Unaudited)

	November 2, 2013	January 31, 2013
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$12,974	$30,999
Securities Available for Sale	19,654	8,509
Accounts Receivable, net	10,970	9,376
Inventories	11,916	11,179
Deferred Tax Assets	1,825	1,866
Line of Credit Receivable	288	300
Note Receivable	250	250
Restricted Cash	1,800	1,800
Asset Held for Sale	2,016	2,016
Prepaid Expenses and Other Current Assets	1,682	696
Current Assets of Discontinued Operations	5,208	3,131

Total Current Assets	68,583	70,122

PROPERTY, PLANT AND EQUIPMENT	34,768	33,886
Less Accumulated Depreciation	(27,045)	(26,098)

Property, Plant and Equipment, net	7,723	7,788

OTHER ASSETS
Goodwill	795	795
Note Receivable	569	756
Other	98	96

Total Other Assets	1,462	1,647

TOTAL ASSETS	$77,768	$79,557

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts Payable	$2,750	$1,938
Accrued Compensation	2,649	3,176
Other Accrued Expenses	3,641	3,164
Deferred Revenue	499	271
Income Taxes Payable	21	4,169
Current Liabilities of Discontinued Operations	2,139	1,501

Total Current Liabilities	11,699	14,219
Deferred Tax Liabilities	178	212
Other Long Term Liabilities	1,336	1,289

TOTAL LIABILITIES	13,213	15,720

SHAREHOLDERS’ EQUITY
Common Stock, $0.05 Par Value, Authorized 13,000,000 shares; Issued 9,228,305 shares and 9,031,756 shares at November 2, 2013 and January 31, 2013, respectively	461	452
Additional Paid-in Capital	40,429	38,786
Retained Earnings	35,878	36,092
Treasury Stock, at Cost, 1,721,098 shares and 1,663,214 shares at November 2, 2013 and January 31, 2013, respectively	(12,348)	(11,666)
Accumulated Other Comprehensive Income	135	173

TOTAL SHAREHOLDERS’ EQUITY	64,555	63,837

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$77,768	$79,557

See Notes to condensed consolidated financial statements (unaudited).

ASTRO-MED, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, Except Per Share Data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	November 2, 2013	October 27, 2012	November 2, 2013	October 27, 2012
Net Sales	$18,179	$16,039	$50,858	$45,038
Cost of Sales	10,816	9,555	30,796	27,497
Product Replacement Related Costs	—	—	672	—

Gross Profit	7,363	6,484	19,390	17,541
Operating Expenses:
Selling and Marketing	3,727	3,199	10,680	9,242
Research and Development	1,230	897	3,617	2,766
General and Administrative	1,223	1,187	3,745	3,339

Operating Expenses	6,180	5,283	18,042	15,347

Operating Income	1,183	1,201	1,348	2,194
Other Income (Expense), net	(2)	47	(64)	(56)

Income from Continuing Operations before Income Taxes	1,181	1,248	1,284	2,138
Income Tax Provision for Continuing Operations	436	499	446	542

Income from Continuing Operations	745	749	838	1,596
Income from Discontinued Operations, net of tax benefit of $89 and tax expense of $333, for the three and nine months ended November 2, 2013, respectively and tax benefit of $2 and tax expense of $928 for the three and nine months ended October 27, 2012, respectively	363	558	517	1,535

Net Income	$1,108	$1,307	$1,355	$3,131

Net Income per Common Share—Basic:
From Continuing Operations	$0.10	$0.10	$0.11	$0.22
From Discontinued Operations	0.05	0.08	0.07	0.20

Net Income Per Common Share—Basic	$0.15	$0.18	$0.18	$0.42

Net Income per Common Share—Diluted:
From Continuing Operations	$0.10	$0.10	$0.11	$0.21
From Discontinued Operations	0.04	0.08	0.07	0.21

Net Income Per Common Share—Diluted	$0.14	$0.18	$0.18	$0.42

Weighted Average Number of Common Shares Outstanding:
Basic	7,490	7,379	7,449	7,414
Diluted	7,716	7,462	7,650	7,487

Dividends Declared Per Common Share	$0.07	$0.07	$0.21	$0.21

See Notes to condensed consolidated financial statements (unaudited).

ASTRO-MED, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	November 2, 2013	October 27, 2012	November 2, 2013	October 27, 2012
Net Income	$1,108	$1,307	$1,355	$3,131
Other Comprehensive Income (Loss), Net of Taxes and Reclassification Adjustments:
Foreign Currency Translation Adjustments	137	185	(56)	(66)
Unrealized Holding Gain (Loss) Arising During the Period	14	(2)	18	(9)

Other Comprehensive Income (Loss)	151	183	(38)	(75)

Comprehensive Income	$1,259	$1,490	$1,317	$3,056

See Notes to condensed consolidated financial statements (unaudited).

ASTRO-MED, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Nine Months Ended
	November 2, 2013	October 27, 2012
Cash Flows from Operating Activities:
Net Income	$1,355	$3,131
Adjustments to Reconcile Net Income to Net Cash Provided (Used) by Operating Activities:
Depreciation and Amortization	951	993
Share-Based Compensation	406	305
Deferred Income Tax Provision	192	72
Changes in Assets and Liabilities:
Accounts Receivable	(3,368)	(4)
Inventories	(1,039)	(359)
Income Taxes	(4,940)	174
Accounts Payable and Accrued Expenses	1,087	(1,081)
Other	362	(200)

Net Cash Provided (Used) by Operating Activities	(4,994)	3,031
Cash Flows from Investing Activities:
Proceeds from Sales/Maturities of Securities Available for Sale	7,940	14,965
Purchases of Securities Available for Sale	(19,056)	(11,816)
Line of Credit Issuance	—	(300)
Additions to Property, Plant and Equipment	(910)	(527)

Net Cash Provided (Used) by Investing Activities	(12,026)	2,322
Cash Flows from Financing Activities:
Proceeds from Common Shares Issued Under Employee Benefit Plans and Employee Stock Option Plans, Net of Payment of Minimum Tax Withholdings	564	61
Purchase of Treasury Stock	—	(770)
Dividends Paid	(1,569)	(1,559)

Net Cash Used in Financing Activities	(1,005)	(2,268)
Net Increase (Decrease) in Cash and Cash Equivalents	(18,025)	3,085
Cash and Cash Equivalents, Beginning of Period	30,999	11,704

Cash and Cash Equivalents, End of Period	$12,974	$14,789

Supplemental Disclosures of Cash Flow Information:
Cash Paid During the Period for Income Taxes, Net of Refunds	$4,881	$1,354

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

	Three Months Ended		Nine Months Ended
	November 2, 2013	October 27, 2012	November 2, 2013	October 27, 2012
Weighted Average Common Shares Outstanding—Basic	7,489,690	7,379,094	7,449,251	7,414,273
Effect of Dilutive Options, Restricted Stock Awards and Restricted Stock Units	226,130	82,864	200,763	72,315

Weighted Average Common Shares Outstanding—Diluted	7,715,820	7,461,958	7,650,014	7,486,588

For the three and nine months ended November 2, 2013, the diluted per share amounts do not reflect common equivalent shares outstanding of 131,600 and 172,100, respectively, because their effect would have been anti-dilutive, as the exercise price was greater than the average market price of the underlying stock during the period presented. For the three and nine months ended October 27, 2012, the diluted per share amounts do not reflect common equivalent shares outstanding of 595,394 and 654,194, respectively, because their effect would have been anti-dilutive, as the exercise price was greater than the average market price of the underlying stock during the period presented.

(5) Share-Based Compensation

Astro-Med has one equity incentive plan (the “Plan”) under which incentive stock options, non-qualified stock options, restricted stock units (“RSUs”), restricted stock awards (“RSAs”) and other equity based awards may be granted to officers and certain employees. An aggregate of 1,000,000 shares were authorized for awards under the Plan. At November 2, 2013, 356,350 shares were available for grant under the Plan. Options granted to employees vest over four years. The exercise price of each stock option will be established at the discretion of the Compensation Committee; however, any incentive stock options granted must be at an exercise price of not less than fair market value at the date of grant. In fiscal year 2013, a portion of the Company’s long-term incentive compensation was awarded in the form of RSUs. The 2013 RSUs vest fifty percent on the first anniversary of the grant date and fifty percent on the second anniversary of the grant date provided that the grantee is employed on each vesting date by Astro-Med or an affiliate company and provided the Company achieves specific thresholds of net sales and annual operating income as established under the fiscal 2013 Domestic Management Bonus Plan. All such RSUs were earned in fiscal 2013 and fifty percent vested in March 2013; the balance will vest in March 2014, subject to the grantee’s continued employment. In April 2013, the Company granted options and RSUs to officers (“2014 RSUs”). Each 2014 RSU will be earned and vest as follows: twenty-five percent of the 2014 RSU vests on the third anniversary of the grant date, fifty percent of the 2014 RSU vests upon the Company achieving its cumulative budgeted net sales target for fiscal years 2014 through 2016 (the “Measurement Period”), and twenty-five percent of the total 2014 RSU vests upon the Company’s achieving a target average annual ORONA (operating income return on net assets as calculated under the Domestic Management Bonus Plan) for the Measurement Period. The grantee may not sell, transfer or otherwise dispose of more than fifty percent of the common stock issued upon vesting of the RSU until the first anniversary of the vesting date.

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

We account for compensation cost related to share-based payments based on fair value of the stock options, RSUs and RSAs when awarded to an employee or director. We have estimated the fair value of each option on the date of grant using the Black-Scholes option-pricing model. Our estimate requires a number of complex and subjective assumptions including our stock price volatility, employee exercise patterns (expected life of the options), the risk-free interest rate and the Company’s dividend yield. The stock price volatility assumption is based on the historical weekly price data of our common stock over a period equivalent to the weighted average expected life of our options. Management evaluated whether there were factors during that period which were unusual and would distort the volatility figure if used to estimate future volatility and concluded that there were no such factors. In determining the expected life of the option grants, the Company has observed the actual terms of prior grants with similar characteristics and the actual vesting schedule of the grant and has assessed the expected risk tolerance of different option groups. The risk-free interest rate is based on the actual U.S. Treasury zero coupon rates for bonds matching the expected term of the option as of the option grant date. The dividend assumption is based upon the prior year’s average dividend yield. Reductions in compensation expense associated with the forfeited options are estimated at the date of grant, and this estimated forfeiture rate is adjusted periodically based on actual forfeiture experience. Our accounting for share-based compensation for RSUs and RSAs is also based on the fair value method. The fair value of the RSUs and RSAs is based on the closing market price of the Company’s common stock on the grant date of the RSU or RSA.

Share-based compensation expense was recognized as follows:

	Three Months Ended		Nine Months Ended
	November 2, 2013	October 27, 2012	November 2, 2013	October 27, 2012
(In thousands)
Stock Options	$46	$42	$140	$120
Restricted Stock Awards and Restricted Stock Units	81	138	266	185

Total	$127	$180	$406	$305

Stock Options

The fair value of stock options granted during the nine months ended November 2, 2013 and October 27, 2012 was estimated using the following assumptions:

	Nine Months Ended
	November 2, 2013	October 27, 2012
Risk Free Interest Rate	0.8%	0.9%
Expected Volatility	38.3%	39.2%
Expected Life (in years)	5.0	5.0
Dividend Yield	2.6%	3.4%

The weighted average fair value per share for options granted was $2.79 during the first and second quarters of fiscal 2014. No options were granted during the third quarter of fiscal 2014. This compares the weighted average fair value per share for options granted of $2.09, $2.01 and $1.93 during the first, second and third quarters of fiscal 2013, respectively.

Aggregated information regarding stock options granted under the Plan for the nine months ended November 2, 2013 is summarized below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Outstanding at January 31, 2013	916,612	$8.46	4.4	$1,624,000
Granted	56,800	10.54
Exercised	(156,273)	8.16
Expired or canceled	(22,624)	9.53

Outstanding at November 2, 2013	794,515	$8.64	4.7	$3,185,525

Exercisable at November 2, 2013	619,867	$8.59	3.6	$2,514,405

As of November 2, 2013, there was $305,646 of unrecognized compensation expense related to unvested options, which will be recognized through March 2017.

Restricted Stock Units (RSUs) and Restricted Stock Awards (RSAs)

Aggregated information regarding RSUs and RSAs granted under the Plan for the nine months ended November 2, 2013 is summarized below:

	RSAs & RSUs	Weighted Average Grant Date Fair Value
Unvested at January 31, 2013	96,900	$8.10
Granted	57,544	10.14
Vested	(40,898)	8.15
Forfeited	—	—

Unvested at November 2, 2013	113,546	$9.11

As of November 2, 2013, there was $457,878 of unrecognized compensation expense related to unvested RSUs and RSAs which will be recognized through April 2016.

Employee Stock Purchase Plan

Astro-Med has an Employee Stock Purchase Plan allowing eligible employees to purchase shares of common stock at a 15% discount from fair value on the date of purchase. A total of 247,500 shares were reserved for issuance under this plan. During the quarters ended November 2, 2013 and October 27, 2012, there were 886 and 1,535 shares respectively, purchased under this plan. During the nine months ended November 2, 2013 and October 27, 2012, there were 3,152 and 4,082 shares respectively, purchased under this plan. As of November 2, 2013, 61,709 shares remain available.

(6) Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and include material, labor and manufacturing overhead. The components of inventories are as follows:

	November 2, 2013	January 31, 2013
(In thousands)
Materials and Supplies	$6,383	$6,654
Work-In-Process	1,128	591
Finished Goods	4,405	3,934

	$11,916	$11,179

(7) Income Taxes

The Company’s effective tax rates for income from continuing operations based on the projected effective tax rate for the full year, are as follows:

	Three Months Ended	Nine Months Ended
Fiscal 2014	36.9%	34.7%
Fiscal 2013	40.0%	25.4%

During the three months ended November 2, 2013, the Company recognized a benefit of $187,000 recorded as a result of a favorable adjustment in the filing of the prior year’s tax returns. Of the $187,000 benefit, $18,000 relates to taxes on income from continuing operations.

During the nine months ended November 2, 2013, the Company recognized income tax expense on income from continuing operations of approximately $446,000 which included an expense of $464,000 on nine months pretax income from continuing operations and a benefit of $18,000 related to the favorable adjustment in the filing of the prior year’s tax returns.

During the nine months ended October 27, 2012, the Company recognized income tax expense on income from continuing operations of approximately $542,000 which included an expense of $844,000 on the nine month’s pretax income from continuing operations and a benefit of $302,000 related to the favorable resolution of a previously uncertain tax position.

As of November 2, 2013, the Company’s cumulative unrecognized tax benefits totaled $931,000 compared to $941,000 as of January 31, 2013. There were no developments affecting unrecognized tax benefits during the quarter ended November 2, 2013.

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

The terms of the Asheboro sale also included an agreement for Astro-Med to provide Label Line Ltd. with additional financing in the form of a revolving line of credit in the amount of $600,000. This line of credit is fully secured by a first lien on various collateral of Label Line Ltd., including the Asheboro plant and plant assets and bears interest at a rate equal to the United States prime rate plus an additional margin of two percent of the outstanding credit balance. The line of credit had an initial term of one-year from the date of the sale which may be extended for consecutive one-year terms on mutual agreement of both parties. On March 27, 2013, Astro-Med signed an agreement to extend this line of credit through January 30, 2014. As of November 2, 2013, $288,000 remains outstanding on this revolving line of credit.

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

The Company evaluates segment performance based on the segment profit before corporate expenses.

Summarized below are the Net Sales and Segment Operating Profit for each reporting segment:

	Three Months Ended				Nine Months Ended
	Net Sales		Segment Operating Profit		Net Sales		Segment Operating Profit
(In thousands)	November 2, 2013	October 27, 2012	November 2, 2013	October 27, 2012	November 2, 2013	October 27, 2012	November 2, 2013	October 27, 2012
T&M	$5,670	$5,359	$912	$1,252	$14,756	$13,188	$1,803	$2,393
QuickLabel	12,509	10,680	1,494	1,136	36,102	31,850	3,962	3,140

Total	$18,179	$16,039	2,406	2,388	$50,858	$45,038	5,765	5,533

Product Replacement Related Costs			—	—			672	—
Corporate Expenses			1,223	1,187			3,745	3,339

Operating Income			1,183	1,201			1,348	2,194
Other Income (Expense)—Net			(2)	47			(64)	(56)

Income From Continuing Operations Before Income Taxes			1,181	1,248			1,284	2,138
Income Tax Provision			436	499			446	542

			745	749			838	1,596
Income From Discontinued Operations, Net of Income Taxes			363	558			517	1,535

Net Income			$1,108	$1,307			$1,355	$3,131

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

No other new accounting pronouncements, issued or effective during the first nine months of the current year, have had or are expected to have a material impact on our consolidated financial statements.

(11) Securities Available for Sale

Pursuant to our investment policy, securities available for sale include state and municipal securities with various contractual or anticipated maturity dates ranging from 1 to 33 months. Securities available for sale are carried at fair value, with unrealized gains and losses reported as a component of accumulated other comprehensive income (loss) in shareholders’ equity until realized. Realized gains and losses from the sale of available for sale securities, if any, are determined on a specific identification basis. A decline in the fair value of any available for sale security below cost that is determined to be other than temporary will result in a write-down of its carrying amount to fair value. No such impairment charges were recorded for any period presented. All short-term investment securities have original maturities greater than 90 days.

The fair value, amortized cost and gross unrealized gains and losses of the securities are as follows:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
November 2, 2013
State and Municipal Obligations	$19,615	$39	$—	$19,654

January 31, 2013	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
State and Municipal Obligations	$8,499	$10	$—	$8,509

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

Assets measured at fair value on a recurring basis are summarized below:

(In thousands)
November 2, 2013	Level 1	Level 2	Level 3	Total
Money Market Funds (included in Cash and Cash Equivalents)	$7,557	$—	$—	$7,557
State and Municipal Obligations (included in Securities Available for Sale)	19,654	—	—	19,654

Total	$27,211	$—	$—	$27,211

January 31, 2013	Level 1	Level 2	Level 3	Total
Money Market Funds (included in Cash and Cash Equivalents)	$8,784	$—	$—	$8,784
State and Municipal Obligations (included in Securities Available for Sale)	8,509			8,509

Total	$17,293	$—	$—	$17,293

For our money market funds and state and municipal obligations, we utilize the market approach to measure fair value. The market approach is based on using quoted market prices for identical assets.

(13) Accumulated Other Comprehensive Income (Loss)

The changes in the balance of accumulated other comprehensive income (loss) by component are as follows:

(In thousands)	Foreign Currency Translation Adjustments	Unrealized Holding Gain on Available for Sale Securities	Total
Balance at January 31, 2013	$166	$7	$173

Other Comprehensive Income (Loss)	(56)	18	(38)
Amounts reclassified to Net Income	—	—	—

Net Other Comprehensive Income (Loss)	(56)	18	(38)

Balance at November 2, 2013	$110	$25	$135

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

As part of this transaction, Astro-Med entered into a Transition Service Agreement (TSA) with the purchaser pursuant to which the Company will provide transition services and continue to manufacture Grass products for the purchaser. The TSA will expire January 31, 2014 at which time the purchaser will acquire any remaining inventory. On September 20, 2013, the Company entered into a new contract manufacturing agreement with the purchaser to become an exclusive manufacturer of certain medical devices. The effective date of this agreement is February 1, 2014 and the agreement is for a period two years from the effective date. The Company has determined that cash flows from this activity will not be significant and therefore Grass has been presented as a discontinued operation for all periods presented.

Results for discontinued operations are as follows:

	Three Months Ended		Nine Months Ended
	November 2, 2013	October 27, 2012	November 2, 2013	October 27, 2012
(In thousands)
Net Sales	$2,485	$4,523	$6,201	$13,520
Gross Profit	$290	$2,354	$668	$6,969
Net Income from Discontinued Operations	$363	$558	$517	$1,535

During the three months ended November 2, 2013, the Company recognized a tax benefit of $89,000 on income from discontinued operations, which included an expense of $80,000 on three months pretax income from discontinued operations and a benefit of $169,000 recorded as a result of a favorable adjustment in the filing of the prior year’s tax returns. During the nine months ended November 2, 2013, the Company recognized a tax benefit of $2,000 on income from discontinued operations, which included an expense of $167,000 and a benefit of $169,000 recorded as a result of a favorable adjustment in the filing of the prior years tax returns.

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

Upon identifying this issue, Astro-Med immediately suspended production of the printers, notified all customers and contacted the supplier who confirmed the problem. Astro-Med is working with its customers to replace the non-conforming material on existing printers with conforming material and will do this on a gradual basis over several months. The estimated costs associated with the replacement program are $672,000, which was based upon the number of printers shipped during the period the non-conforming material was used. Those costs have been recognized and recorded in the first quarter and are included in the accompanying condensed consolidated statement of operations for the nine months ended November 2, 2013. The related remaining reserve amount of $520,000 is included in Other Accrued Expenses in the accompanying condensed consolidated balance sheet dated November 2, 2013.

Astro-Med is currently receiving power supplies with compliant materials and has resumed printer production and shipments to customers.

Since Astro-Med’s supplier deviated from the agreed upon specifications for the power supply while providing certificates of conformance to the original specifications, the Company is currently in negotiations with the supplier and is seeking recovery for the costs and associated with this issue.

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

Results of Operations

Three Months Ended November 2, 2013 vs. Three Months Ended October 27, 2012

Net sales by product group and current quarter percentage change over prior year for the three months ended November 2, 2013 and October 27, 2012 were:

(Dollars in thousands)	November 2, 2013	As a % of Net Sales	October 27, 2012	As a % of Net Sales	% Change Over Prior Year
T&M	5,670	31.2%	$5,359	33.4%	5.8%
QuickLabel	12,509	68.8%	10,680	66.6%	17.1%

Total	$18,179	100.0%	$16,039	100.0%	13.3%

Net sales for the third quarter of the current year were $18,179,000, representing a 13.3% increase as compared to the previous year’s third quarter sales of $16,039,000 as well as a 5.7% increase as compared to current year second quarter sales of $17,194,000. Sales through the domestic channels for the current quarter were $13,198,000, an increase of 11.3% over the prior year’s third quarter. International shipments for the third quarter of the current year were $4,981,000, representing a 19.2% increase from the previous year. Current year’s third quarter international sales include favorable foreign exchange rate impact of $111,000.

Hardware sales in the current quarter were $7,762,000, an increase compared to both prior year’s third quarter sales of $7,243,000 and current year’s second quarter sales of $7,701,000. Both segments contributed to the current quarter increase, as hardware sales were up 7.5% in the T&M product group and 6.4% in the Quick Labels product group compared to prior year third quarter sales. Consumables sales in the current quarter were $9,419,000, representing a 19.0% increase over prior year’s third quarter consumable sales of $7,913,000 and a slight increase over current year’s second quarter sales of $9,205,000. The current quarter increase in consumable sales as compared to the third quarter of the prior year is primarily due to the double-digit increase in sales of label and tag products and digital color printer supplies in the QuickLabel segment.

Service and other revenues of $998,000 in the current quarter were up 13.1% from prior year’s third quarter service and other revenues of $882,000, primarily due to the increase in service revenue during the quarter.

Current year third quarter gross profit was $7,363,000, representing a 6.4% improvement over current year’s second quarter gross profit of $6,923,000 and a 13.6% improvement as compared to prior year’s third quarter gross profit of $6,484,000. The Company’s gross profit margin of 40.5% in the current quarter also reflects a nominal increase from the prior year’s third quarter gross profit margin of 40.4%. The higher gross profit and related margin for the current quarter as compared to prior year is primarily attributable a favorable product mix.

Operating expenses for the current quarter were $6,180,000, which increased as compared to prior year’s third quarter operating expenses of $5,283,000. The Company increased its spending in selling and market activities due to additional personnel and related costs; expanded its R&D investments with new product programs; and incurred higher G&A costs from healthcare and professional service fees. The current quarter spending in R&D represents 6.8% of sales, an increase as compared to prior year’s third quarter level of 5.6%.

Third quarter operating income of $1,183,000, resulted in operating profit margin of 6.5%, a decrease compared to the prior year’s third quarter operating income of $1,201,000 and related operating margin of 7.5%. The decrease in operating income and related margin is primarily attributable to increased operating expenses.

Other expense during the third quarter was $2,000 compared to other income of $47,000 in the third quarter of the previous year. The higher expense was primarily due to the decrease in foreign exchange gain recognized in the third quarter of the current year as compared to the prior year.

The provision for federal, state and foreign taxes on continuing operations for the third quarter of the current year were $436,000, reflecting an effective tax rate of 36.9%. Included in the current year income tax expense for continuing operations is a tax benefit of $18,000 related to the favorable adjustment in the filing of the prior year’s tax returns. This compares to the prior year’s third quarter tax expense for continued operations of $499,000, reflecting an effective tax rate of 40.0%.

The Company reported $745,000 of income from continuing operations for the third quarter of the current year, reflecting a return on sales of 4.1% and generating EPS of $0.10 per diluted share, comparable to the prior year’s third quarter income from continuing operations of $749,000, reflecting a return on sales of 4.7% and an EPS of $0.10 per diluted share.

Discontinued Operation

On January 31, 2013, the Company completed the sale of substantially all of the assets of its Grass Technologies Product Group (Grass) for a purchase price of $18,600,000. Consequently, the Company has classified the results of operations of its Grass segment as discontinued operations for all periods presented.

Results for discontinued operations are as follows:

	Three Months Ended
(In thousands)	November 2, 2013	October 27, 2012
Net Sales	$2,485	$4,523
Gross Profit	$290	$2,354
Net Income from Discontinued Operations	$363	$558

Nine Months Ended November 2, 2013 vs. Nine Months Ended October 27, 2012

Net sales by product group and current quarter percentage change over prior year for the nine months ended November 2, 2013 and October 27, 2012 were:

(Dollars in thousands)	November 2, 2013	As a % of Net Sales	October 27, 2012	As a % of Net Sales	% Change Over Prior Year
T&M	$14,756	29.0%	$13,188	29.3%	11.9%
QuickLabel	36,102	71.0%	31,850	70.7%	13.3%

Total	$50,858	100.0%	$45,038	100.0%	12.9%

Net sales for the first nine months of the current year were $50,858,000, representing a 12.9% increase as compared to the previous year’s sales of $45,038,000. Sales through the domestic channels for the first half of the current year were $35,965,000, an increase of 8.6% over the prior year. International shipments for the first nine months of the current year were $14,893,000, representing a 24.9% increase from the previous year. The current year’s first nine months international sales include a favorable foreign exchange rate impact of $144,000.

Hardware sales in the first nine months of the current year were $20,471,000, a 10.8% increase compared to prior year sales of $18,478,000. Both product groups experienced growth in the current year, with T&M hardware sales at $13,524,000, a 14.1% increase as compared to prior year sales of $11,857,000 and QuickLabel hardware sales at $6,947,000 in the current year, a 4.9% increase from prior year sales of $6,621,000.

Consumables sales in first half of the current year were $27,525,000, representing a 14.7% increase over prior year’s first nine months sales of $23,994,000. The current year increase in consumable sales is primarily due to the double-digit increase in both digital color printer supplies and label and tag product sales in the QuickLabel segment.

Service and other revenues of $2,862,000 in the first nine months of the current year were up 11.5% from prior year’s first nine months service and other revenues of $2,566,000, primarily due to the increase in parts and service revenue during the current year.

Current year first nine months gross profit was $19,390,000, reflecting an 10.5% improvement as compared to prior year’s first nine months gross profit of $17,541,000; however, the Company’s gross profit margin of 38.1% in the current year is slightly lower than the prior year’s first nine months’ gross profit margin of 38.9%. The lower gross profit margin for the current year as compared to prior year is primarily attributable to $672,000 in product replacement program costs recognized in the first quarter related to replacing materials on certain of T&M’s Ruggedized printers after the Company discovered that one of its suppliers was using non-conforming material in the cover of the power supply used in certain models. Astro-Med intends to seek recovery from the supplier for all costs associated with this issue since the supplier deviated from the agreed upon specifications for the power supply while providing certificates of conformance to the original specifications.

Operating expenses for the first nine months of the fiscal year were $18,042,000, an increase as compared to prior year’s first nine months operating expenses of $15,347,000. Specifically, selling and marketing expenses for the current year increased as compared to the previous year’s first nine months of selling and marketing expenses due to increases in personnel costs as well as promotional expenditures. G&A expenses increased to $3,745,000 in the first nine months of the current year as compared to prior year’s first nine months G&A expenses, specifically due to an increase in personnel costs, professional fees and promotional spending. Investment in R&D in the first nine months of the current year of $3,617,000 represents 7.1% of sales, an increase as compared to prior year’s first nine months’ R&D investment of $2,766,000 representing 6.1% of sales. The current year increase in R&D is related to new product programs.

Operating income for the first nine months of the current year of $1,348,000, resulted in a operating profit margin of 2.7%, lower as compared to the prior year’s first nine months’ operating income of $2,194,000 and related operating margin of 4.9%. The decrease in operating income and related margin is primarily attributable to the $672,000 of product replacement program costs recognized in the first quarter as discussed above, as well as higher operating expenses in the current fiscal year.

Other expense during the first nine months of the current year was $64,000 compared to $56,000 in the first nine months of the previous year. The higher expense was primarily due to the decline in foreign exchange loss recognized in the first nine months of the current year as compared to the prior year.

The Company recognized a $446,000 tax expense on income from continuing operations for the first nine months of the current fiscal year which includes and expense of $464,000 on the nine month’s pretax income from continuing operations and a benefit of $18,000 related to the favorable adjustment in the filing of the prior year’s tax returns. This compares to the prior year’s first nine months’ income tax expense on income from continued operations of $542,000, which included an expense of $844,000 on the nine months’ pretax income from continuing operations and a benefit $302,000 related to the favorable resolution of a previously uncertain tax position.

The Company reported income from continuing operations of $838,000 for the first nine months of the current year, reflecting a return on sales of 1.6% and generating a EPS of $0.11 per diluted share. On a comparative basis, in the prior year’s first nine months, the Company recognized income from continuing operations of $1,596,000, reflecting a return on sales of 3.5% and an EPS of $0.21 per diluted share.

Discontinued Operation

On January 31, 2013, the Company completed the sale of substantially all of the assets of its Grass Technologies Product Group (Grass) for a purchase price of $18,600,000. Consequently, the Company has classified the results of operations of its Grass segment as discontinued operations for all periods presented.

Results for discontinued operations are as follows:

	Nine Months Ended
(In thousands)	November 2, 2013	October 27, 2012
Net Sales	$6,201	$13,520
Gross Profit	$668	$6,969
Net Income from Discontinued Operations	$517	$1,535

Segment Analysis

The Company reports two segments consistent with its product groups: Test & Measurement (T&M) and QuickLabel Systems (QuickLabel). The Company evaluates segment performance based on the segment profit before corporate and financial administration expenses.

Summarized below are the Net Sales and Segment Operating Profit for each reporting segment:

	Three Months Ended				Nine Months Ended
	Net Sales		Segment Operating Profit		Net Sales		Segment Operating Profit
(In thousands)	November 2, 2013	October 27, 2012	November 2, 2013	October 27, 2012	November 2, 2013	October 27, 2012	November 2, 2013	October 27, 2012
T&M	$5,670	$5,359	$912	$1,252	$14,756	$13,188	$1,803	$2,393
QuickLabel	12,509	10,680	1,494	1,136	36,102	31,850	3,962	3,140

Total	$18,179	$16,039	2,406	2,388	$50,858	$45,038	5,765	5,533

Product Replacement Related Costs			—	—			672	—
Corporate Expenses			1,223	1,187			3,745	3,339

Operating Income			1,183	1,201			1,348	2,194
Other Income (Expense)—Net			(2)	47			(64)	(56)

Income From Continuing Operations Before Income Taxes			1,181	1,248			1,284	2,138
Income Tax Provision			436	499			446	542

			745	749			838	1,596
Income From Discontinued Operations, Net of Income Taxes			363	558			517	1,535

Net Income			$1,108	$1,307			$1,355	$3,131

Test & Measurement—T&M

Sales revenues from the T&M product group were $5,670,000 for the third quarter of the current fiscal year, representing a 5.8% increase as compared to sales of $5,359,000 for the same period in the prior year. The increase is primarily attributable to the sales growth in the third quarter in both the traditional recorder and Ruggedized product lines as compared to the prior year. T&M’s third quarter segment operating profit of $912,000 resulted in a 16.1% profit margin as compared to the prior year’s segment operating profit of $1,252,000 and related operating margin of 23.4%. The lower segment operating profit and related margin was due to product mix and higher R&D expenses.

Sales revenues from the T&M product group were $14,756,000 for the first nine months of the current fiscal year, representing a 11.9% increase as compared to sales of $13,188,000 for the same period in the prior year. The increase is primarily attributable to the hardware product line, as both the Ruggedized and TMX product lines experienced growth over the prior year. T&M’s operating profit for the first nine months of the current fiscal year segment was $1,803,000 which resulted in a 12.2% profit margin as compared to the prior year’s segment operating profit of $2,393,000 and related operating margin of 18.1%. The lower segment operating profit and related margin was due to product mix.

QuickLabel Systems—QuickLabel

Sales revenues from the QuickLabel product group increased 17.1% with sales of $12,509,000 in the third quarter of the current year as compared to $10,680,000 in the same period of the prior year. The current quarter increase in sales is primarily due to the consumables product line which increased 19.0% from the same period in the prior year, primarily attributable to the increased demand for digital color printer supplies as well as label and tag products, both which have experienced double-digit growth as compared to the prior year. Also contributing to the current quarter increase was the new Kario! product line. QuickLabel’s current quarter segment operating profit was $1,494,000, reflecting a profit margin of 11.9%, an increase from prior year’s third quarter segment profit of $1,136,000 and related profit margin of 10.6%. The increase in QuickLabel’s current year’s segment operating profit and related margin is primarily due to favorable product mix.

Sales revenues from the QuickLabel product group were $36,102,000 for the first nine months of the current fiscal year as compared to $31,850,000 in the same period of the prior year. The increase in sales is primarily due to the consumables product line which increased 14.8% from the prior year, attributable to the increased demand for digital color printer supplies, as well as for the label and tag products. Also contributing to the current quarter increase was the new Kario! product line. QuickLabel’s current year’s segment operating profit was $3,962,000, reflecting a profit margin of 11.0%, an increase from prior year’s segment profit of $3,140,000 related profit margin of 9.9%. The increase in QuickLabel’s current year’s segment operating profit and related margin is primarily due to favorable product mix.

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

The Company’s statements of cash flows for the nine months ended November 2, 2013 and October 27, 2012 are included on page 6. Net cash flows used by operating activities was $4,994,000 in the current year compared to net cash provided by operating activities of $3,031,000 in the previous year. The decline in operating cash flow provided in the first nine months of the current year as compared to the previous year is related to income tax payments made in connection with the gain on the sale of Grass Technologies, as well as higher accounts receivable and inventory balances. Accounts receivables increased to $10,970,000 at the end of the third quarter as compared to $9,376,000 at year-end and the accounts receivable collection cycle increased to 53 days sales outstanding at the end of the current quarter as compared to 51 days outstanding at year end. Inventory increased to $11,916,000 at the end of the third quarter compared to $11,179,000 at year end and inventory days on hand also decreased to 99 days on hand at the end of the current quarter from 109 days at year end.

The Company’s cash, cash equivalents and investments at the end of the third quarter totaled $32,628,000 compared to $39,508,000 at year end. The lower cash and investment position at November 2, 2013 resulted from the increase in inventory and the decrease in income taxes payable, as noted above, as well as cash used to acquire property, plant and equipment of $910,000 and to pay cash dividends of $1,569,000.

The Company’s backlog increased 23.3% from year-end to $7,586,000 at the end of the third quarter.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the third quarter of fiscal 2014, the Company made the following repurchases of its common stock:

	Total Number of Shares Repurchased		Average Price paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Be Purchased Under The Plans or Programs
August 4—August 31	—		$—	—	390,000
September 1—September 28	52,873	(a)(b)	$11.87	—	390,000
September 27—November 2	—		$—	—	390,000

(a)	On September 5, 2013, the Company’s Chief Executive Officer delivered 33,970 shares of the Company’s common stock to satisfy the exercise price for 41,250 stock options exercised and the Company’s Chief Financial Officer delivered 16,985 shares of the Company’s common stock to satisfy the exercise price for 20,625 stock options exercised. The shares delivered were valued at $11.87 per share and are included with treasury stock in the consolidated balance sheet. This transaction did not impact the number of shares authorized for repurchase under the Company’s current repurchase program.
(b)	On September 6, 2013, a Vice President of the Company delivered 1,918 shares of the Company’s common stock to satisfy the exercise price for 3,013 stock options exercised. The shares delivered were valued at $11.80 per share and are included with treasury stock in the consolidated balance sheet. This transaction did not impact the number of shares authorized for repurchase under the Company’s current repurchase program.

Item 6.	Exhibits

The following exhibits are filed as part of this report on Form 10-Q:

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(101)	The following materials from Registrant’s Annual Report on Form 10-Q for the period ended November 2, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to the Condensed Consolidated Financial Statements. Filed electronically herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASTRO-MED, INC. (Registrant)

Date: December 9, 2013	By	/s/ Everett V. Pizzuti
Everett V. Pizzuti,
Chief Executive Officer
(Principal Executive Officer)

	By	/s/ Joseph P. O’Connell
Joseph P. O’Connell
Senior Vice President, Treasurer and Chief Financial Officer
(Principal Financial Officer)