Form 10-K
period 2014-01-31
ASTRO MED INC /NEW/
filed 2014-04-07
CIK 8146

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2014

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒

The aggregate market value of the registrant’s voting common equity held by non-affiliates at August 2, 2013 was approximately $64,654,717 based on the closing price on the Nasdaq Global Market on that date.

As of March 28, 2014 there were 7,604,734 shares of Common Stock (par value $0.05 per share) of the registrant outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s definitive Proxy Statement for the 2014 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

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

The Company’s products are distributed through its own sales force and authorized dealers in the United States. We sell to customers outside of the United States primarily through our branch offices in Canada and Europe as well as with independent dealers and representatives. Approximately 30% of the Company’s sales in fiscal 2014 were to customers located outside the United States.

Astro-Med operates its business through two operating segments, Astro-Med Test & Measurement (T&M) and QuickLabel Systems (QuickLabel). Financial information by business segment and geographic area appears in Note 12 to the Consolidated Financial Statements of this Annual Report on Form 10-K.

On January 31, 2013, the Company completed the sale of substantially all of the assets of its Grass Technologies Product Group (Grass) in order to focus on its existing core businesses. The Grass Technologies Product Group manufactured polysomnography and electroenecephalography systems for both clinical and research use along with the related accessories and proprietary electrodes. Consequently, the Company has classified the results of operations of the Grass Technologies Product Group as discontinued operations for all periods presented. Refer to Note 19, “Discontinued Operations,” in the Consolidated Financial Statements for a further discussion.

The following description of our business should be read in conjunction with “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” on pages 15 through 18 of this Annual Report on Form 10-K.

Description of Business

Product Overview

Astro-Med designs, manufactures, and markets specialty printers, data acquisition systems and services that serve select growing markets on a global basis. Our business consists of two segments, specialty printers and data acquisition systems, sold under the brand names QuickLabel® Systems (QuickLabel®) and Astro-Med® Test & Measurement (T&M).

Products sold under the QuickLabel® brand are used in industrial and commercial product packaging and automatic identification applications to digitally print custom labels on demand. Products sold under the Astro-Med T&M brand acquire and record data to electronic media and, in the aerospace market, print the output in high-resolution on ruggedized airborne printers.

Products sold under the QuickLabel brand include digital color label printers as well as a full line of consumables including labels, tags, ink, toner, and thermal transfer ribbon. In addition, QuickLabel Systems sells special software used to design labels for a wide variety of applications especially in the field of packaging. QuickLabel provides training and support around the clock with its staff of service technicians located at headquarters as well as in the field.

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

Current QuickLabel models include the Kiaro!, a high-speed inkjet color label printer; the Kiaro! 200, a wider format high-speed inkjet color label printer; the Vivo! Touch, a electrophotographic color label printer developed to print full-color variable information labels in an office or factory; and the Xe series of digital color label printers utilizing thermal transfer technology. QuickLabel also sells and supports its Pronto! family of barcode printers which utilize single color-thermal transfer label printing technology.

Products sold under the Astro-Med T&M brand acquire and record data to electronic media and print the output onto paper. The Company supplies a range of products and services that include hardware, software and consumables to customers who are in a variety of industries.

Astro-Med Test & Measurement products include the Dash® MX portable data acquisition system, TMX™ high-speed data acquisition system, Dash® 8HF-HS data recorders, Everest® telemetry recorders, ToughWriter® rugged printers, Miltope airborne printers and ToughSwitch® Ethernet switches.

Astro-Med’s ruggedized printers are used primarily in aerospace applications in the flight deck and in the cabin of military and commercial aircraft to print hard copies of landing strips, flight itineraries, weather maps, connecting gate information, and ground communications. ToughSwitch Ethernet switches are used in military aircraft and military vehicles to connect multiple computers or Ethernet devices together. These products are ruggedized to comply with rigorous military and commercial flightworthiness standards for operation under extreme environmental conditions. The Company is currently furnishing ToughWriter cockpit printers for numerous aircraft made by Airbus, Boeing, Bombardier, Lockheed, and others. On January 22, 2014, the Company completed the acquisition of the Ruggedized Printer Product line from the Miltope Corporation (Miltope), a company of VT Systems. The Miltope line of printers expands Astro-Med’s portfolio of ruggedized printers designed for use in the aviation market to include several models of both wide and narrow format printers.

The Company’s family of portable data recorders are used in R&D and maintenance applications in aerospace and defense, energy discovery and production operations, automotive R&D centers, and a variety of other industrial applications. The TMX™ data acquisition system is designed for data capture of long-term testing in aerospace, automotive, and other industrial applications where the ability to monitor high channel counts, and accept and view a wide variety of input signals, including time-stamped and synchronized video capture data and audio notation, is important.

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

Product Development

Astro-Med maintains an active program of product research and development. During fiscal 2014 and 2013, we spent $5,072,000 and $3,816,000, respectively, on Company-sponsored product development. In fiscal 2013, we also spent an additional $1,054,000 in research and development for our Grass segment, which is now reported as a discontinued operation. We expect our spending in research and development to continue at the same levels as prior years, even with the disposal of our Grass segment, as we are committed to continuous product development as essential to our organic growth.

Marketing and Competition

The Company competes worldwide in multiple markets. In the specialty printing field, we believe we lead the world in bench-top color label printing technology and in aerospace printers. In the data acquisition area, we believe that we are one of the leaders in portable high speed data acquisition systems.

We retain a leadership position by virtue of proprietary technology, product reputation, delivery, technical assistance, and service to customers. The number of competitors varies by product line. Our management believes that we have a market leadership position in many of the markets we serve. Key competitive factors vary among our product lines, but include technology, quality, service and support, distribution network, and breadth of product and service offerings.

Our products are sold by direct field salespersons as well as independent dealers and representatives. In the United States, the Company has factory-trained direct field salespeople located in major cities from coast to coast specializing in either Astro-Med T&M products or QuickLabel products. Additionally, we have direct field sales or service centers in Canada, France, Germany, Mexico, and the United Kingdom staffed by our own employees. In the rest of the world, Astro-Med utilizes approximately 70 independent dealers and representatives selling and marketing our products in 75 countries.

No single customer accounted for 10% or more of our net sales in any of the last two fiscal years.

International Sales

In fiscal 2014 and 2013, net sales to customers in various geographic areas outside the United States, primarily in Canada and Western Europe, amounted to $19,913,000 and $16,611,000, respectively.

Order Backlog

Astro-Med’s backlog fluctuates regularly. It consists of a blend of orders for end user customers as well as original equipment manufacturer customers. Manufacturing is geared to forecasted demands and applies a rapid turn cycle to meet customer expectations. Accordingly, the amount of order backlog may not indicate future sales trends. Backlog at January 31, 2014 and 2013 was $14,013,000 and $6,151,000, respectively.

Employees

As of January 31, 2014, Astro-Med employed 304 people. We are generally able to satisfy our employment requirements. No employees are represented by a union. We believe that employee relations are good.

Other Information

The Company’s business is not seasonal in nature. However, our sales are impacted by the size of certain individual transactions, which can cause fluctuations in sales from quarter to quarter.

Available Information

We make available on our website (www.astro-medinc.com) the Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and, if applicable, amendments to those reports filed or furnished pursuant to Sections 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the Securities Exchange Commission (SEC). These filings are also accessible on the SEC’s website at http://www.sec.gov.

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

Any decline in our customers’ markets or in their general economic conditions would likely result in a reduction in demand for our products. For example, although we have experienced measured progress in fiscal 2014 and 2013, as sales have increased from prior years, we are still affected by the continued global economic uncertainty as some of our customers remain reluctant to make capital equipment purchases and are limiting consumable product purchases to quantities necessary to satisfy immediate needs with no provisions to stock supplies for future use. Also, if our customers’ markets decline, we may not be able to collect on outstanding amounts due to us. Such declines could harm our results of operations, financial position and cash flows and could limit our ability to continue to remain profitable.

Astro-Med’s future revenue growth depends on our ability to develop and introduce new products and services on a timely basis and achieve market acceptance of these new products and services.

The markets for our products are characterized by rapidly changing technologies and accelerating product introduction cycles. Our future success depends largely upon our ability to address the rapidly changing needs of our customers by developing and supplying high-quality, cost-effective products, product enhancements and services on a timely basis and by keeping pace with technological developments and emerging industry standards. The success of our new products will also depend on our ability to differentiate our offerings from our competitors’ offerings, price our products competitively, anticipate our competitor’s development of new products, and maintain high levels of product quality and reliability. Astro-Med spends a significant amount of time and effort related to the development of our Rugged and Color Printer products as well as our Test and Measurement recorder products. Failure to further develop any of our new products and their related markets as anticipated could adversely affect our future revenue growth and operating results.

As Astro-Med introduces new or enhanced products, we must also successfully manage the transition from older products to minimize disruption in customers’ ordering patterns, avoid excessive levels of older product inventories and provide sufficient supplies of new products to meet customer demands. The introduction of new or enhanced products may shorten the life cycle of our existing products, or replace sales of some of our current products, thereby offsetting the benefit of even a successful product introduction and may cause customers to defer purchasing existing products in anticipation of the new products. Additionally, when we introduce new or enhanced products, we face numerous risks relating to product transitions, including the inability to accurately forecast demand, manage excess and obsolete inventories, address new or higher product cost structures, and manage different sales and support requirements due to the type or complexity of the new products. Any customer uncertainty regarding the timeline for rolling out new products or Astro-Med’s plans for future support of existing products may cause customers to delay purchase decisions or purchase competing products which would adversely affect our business and operating results.

Astro-Med faces significant competition and our failure to compete successfully could adversely affect our results of operations and financial condition.

While we do maintain a dominant position in our markets, we operate in an environment of significant competition, driven by rapid technological advances, evolving industry standards, frequent new product introductions and the demands of customers to become more efficient. Our competitors range from large international companies to relatively small firms. We compete on the basis of technology, performance, price, quality, reliability, brand, distribution and customer service and support. Our success in future performance is largely dependent upon our ability to compete successfully in the markets we currently serve and to expand into additional market segments. Additionally, current competitors or new market entrants may develop new products with features that could adversely affect the competitive position of our products. To remain competitive, we must develop new products, services and applications and periodically enhance our existing offerings. If we are unable to compete successfully, we could lose market share and important customers to our competitors which could materially adversely affect our business, results of operations and financial position.

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

If one of our significant subcontractors becomes unable or unwilling to continue to manufacture these products in required volumes or fails to meet our quality standards, we will have to identify qualified alternate subcontractors or we will take over the manufacturing ourselves in as much as we own the designs, drawings, and bills of material for all our products. Additional qualified subcontractors may not be available, or may not be available on a timely or cost competitive basis. Any interruption in the supply of, or increase in the cost of, the products manufactured by third party subcontractors or failure of a subcontractor to meet quality standards could have a material adverse effect on our business, operating results and financial condition.

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

In July 2010, the United States federal government enacted the Dodd-Frank Act which contained provisions that mandated the creation of rules by the SEC for public companies to ascertain the region of origin of certain minerals, commonly known as “conflict minerals,” used in the production of goods and if those minerals originated in the Democratic Republic of the Congo (DRC) or an adjoining country. It may be possible that conflict minerals may be part of the supply chain in our industry and contained in our products. In August 2012, the SEC adopted a new rule requiring disclosures of conflict minerals that are necessary to the functionality or production of products manufactured or contracted to be manufactured by public companies. The new rule, which went into effect for calendar year 2013, requires a disclosure report to be filed with the SEC by May 31, 2014 and will require us to perform due diligence and disclose whether or not our products contain such minerals and from which countries and source the minerals were obtained. The new rule could adversely affect the sourcing, availability, and pricing of minerals used in the manufacture of certain components used in Astro-Med’s products. In addition, we will incur additional costs to comply with the disclosure requirements for conflict minerals, including costs related to determining the source of any of the relevant minerals and metals used in our products, as well as costs of possible changes to products, processes or sources of supplies as a consequence of such verification activities. As we use contract manufacturers for some of our products, we may not be able to sufficiently verify the origins of the relevant minerals used in our products through the due diligence procedures that we implement. We may also encounter challenges to satisfy those customers who require that all of the components of our products be certified as conflict-free, which could place us at a competitive disadvantage if we are unable to do so. As a result, our business, operating results and financial condition could be harmed.

Economic, political and other risks associated with international sales and operations could adversely affect Astro-Med’s results of operations and financial position.

Because we sell our products worldwide, our business is subject to risks associated with doing business internationally. Revenue from international operations, which includes both direct and indirect sales to customers outside the U.S. accounted for approximately 30% of our total revenue for fiscal year 2014 and we anticipate that international sales will continue to account for a significant portion of our revenue. In addition, we have employees, suppliers, job functions and facilities located outside the U.S. Accordingly, our future results could be harmed by a variety of factors, including:

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

We are continually reviewing our operations with a view towards reducing our cost structure, including but not limited to downsizing our employee base, exiting certain businesses, improving process and system efficiencies and outsourcing some internal functions. From time to time we also engage in restructuring actions to reduce our cost structure. If we are unable to maintain process and systems changes resulting from cost reduction and prior restructuring actions, our results of operations and financial position could be materially adversely affected.

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

In addition, through our acquisitions, we have assumed-and may in the future assume liabilities related to products previously developed by an acquired company that have not been through the same level of product development, testing and quality control processes used by us, and may have known or undetected errors. Some types of errors may not be detected until the product is installed in a user environment. This may cause Astro-Med to incur significant warranty and repair costs, may divert the attention of engineering personnel from product development efforts, and may cause significant customer relations problems such as reputational problems with customers resulting in increased costs and lower profitability.

Astro-Med could experience disruptions in, or breach in security of, our information technology system or fail to implement new systems or software successfully which could harm our business and adversely affect our results of operations.

Astro-Med employs information technology systems to support our business, including the ongoing phased implementation of a new enterprise resource planning (ERP) system in fiscal 2014 and 2015 for all of our U.S. operations. Security breaches and other disruptions to our information technology infrastructure could interfere with operations, compromise our information and that of our customers and suppliers, and expose us to liability which could adversely impact our business and reputation. In the ordinary course of business, we rely on information technology networks and systems, some of which are managed by third parties, to process, transmit and store electronic information, and to manage or support a variety of business processes and activities. Additionally, we collect and store certain data, including proprietary business information, and may have access to confidential or personal information in certain of our businesses that is subject to privacy and security laws, regulations and customer-imposed controls. While we continually work to safeguard our systems and mitigate potential risks, there is no assurance that such actions will be sufficient to prevent cyber attacks or security breaches and our information technology networks and infrastructure may still be vulnerable to damage, disruptions or shutdowns due to attack by hackers or breaches, employee error, power outages, computer viruses, telecommunication or utility failures, systems failures, natural disasters, catastrophic events or other unforeseen events. While we have experienced, and expect to continue to experience, these types of threats to our information technology networks and infrastructure, none of them to date has had a material impact. There may be other challenges and risks as we upgrade and implement our new ERP system. Any such events could result in legal claims or proceedings, liability or penalties under privacy laws, disruption in operations, and damage to the Company’s reputation, which could adversely affect our business, operating results and financial condition.

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

At the end of fiscal 2014, we had approximately $27 million of cash, cash equivalents and investments held for sale. Our cash and cash equivalents are held in a mix of money market funds and bank demand deposit accounts. Disruptions in the financial markets may, in some cases, result in an inability to access assets such as money market funds that traditionally have been viewed as highly liquid. Any failure of our counterpart financial institutions or funds in which we have invested may adversely impact our cash and cash equivalent positions and, in turn, our financial position. Our investment portfolio consists of state and municipal securities with various maturity dates, all of which have a credit rating of AA or above at the original purchase date; however, defaults by the issuers of any of these securities may result in an adverse impact on our portfolio.

Astro-Med may not realize the anticipated benefits of past or future acquisitions, divestitures and strategic partnerships, and integration of acquired companies or divestiture of businesses may negatively impact Astro-Med’s overall business.

Astro-Med has, in the past, acquired or made strategic investments in other companies, products and technologies, including our most recent acquisition in January 2014 of the Ruggedized Printer Product line from Miltope. We may continue to identify and pursue acquisitions of complementary companies and strategic assets, such as customer bases, products and technology. However, there can be no assurance that we will be able to identify suitable acquisition opportunities. In any acquisition that we complete we cannot be certain that:

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

Astro-Med’s common stock trades on The NASDAQ Global Market under the symbol “ALOT.” The following table sets forth the range of high and low closing prices and dividend data, as furnished by NASDAQ, for the years ended January 31:

	High	Low	Dividends Per Share
2014
First Quarter	$10.75	$9.24	$0.07
Second Quarter	$11.47	$10.24	$0.07
Third Quarter	$12.75	$10.64	$0.07
Fourth Quarter	$14.02	$12.60	$0.07
2013
First Quarter	$8.52	$7.98	$0.07
Second Quarter	$8.60	$7.70	$0.07
Third Quarter	$8.98	$7.85	$0.07
Fourth Quarter	$10.45	$8.40	$0.14

Astro-Med had approximately 281 shareholders of record as of March 24, 2014, which does not reflect shareholders with beneficial ownership in shares held in nominee name.

Stock Performance Graph

The graph below shows a comparison of the cumulative total return on the Company’s common stock against the cumulative total returns for the NASDAQ Composite Index and the NASDAQ Electronic Index for the period of five fiscal years ended January 31, 2014 as prepared by the Center for Research in Security Prices (CRSP) and provided by NASDAQ. The NASDAQ Composite Index is calculated using all companies trading on the NASDAQ Global Select, NASDAQ Global Market and the NASDAQ Capital Markets. The Index is weighted by the current shares outstanding and assumes dividends reinvested. The NASDAQ Electronic Index, designated as the Company’s peer group index, is comprised of companies classified as electronic equipment manufacturers.

	Cumulative Total Returns*
	2009	2010	2011	2012	2013	2014
Astro-Med, Inc.	$100.00	$106.25	$111.21	$128.25	$166.61	$233.11
NASDAQ Electronic Index	$100.00	$155.20	$185.60	$177.86	$170.92	$214.92	(a)
NASDAQ Composite Index	$100.00	$146.80	$186.46	$196.20	$222.17	$298.68	(a)

*	Assumes $100 invested on February 1, 2009 with reinvestment of dividends
(a)	The data used was for the period ended December 31, 2013, the last day this data was available from NASDAQ

Dividend Policy

Astro-Med began a program of paying quarterly cash dividends in fiscal 1992 and has paid a dividend for 90 consecutive quarters. During fiscal 2014, we paid a quarterly dividend of $0.07 per share and anticipate that we will continue to pay comparable cash dividends on a quarterly basis. On December 18, 2012, the Board of Directors declared an additional cash dividend of $0.07 per share paid on December 31, 2012.

Stock Repurchases

Pursuant to an authorization approved by Astro-Med’s Board of Directors in August 2011, the Company is currently authorized to repurchase up to 390,000 shares of common stock. This is an ongoing authorization without any expiration date.

During the fourth quarter of fiscal 2014, the Company made the following repurchases of its common stock:

	Total Number of Shares Repurchased		Average Price paid Per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Be Purchased Under The Plans or Programs
November 3 – November 30	—		—		—	390,000
December 1 – December 28	—		—		—	390,000
December 29 – January 31	—	(a)	—	(a)	—	390,000

(a)	On January 7, 2014, an employee of the Company delivered 8,944 shares of the Company’s common stock to satisfy the exercise price for 13,250 stock options exercised. The shares delivered were valued at $12.93 per share and are included with treasury stock in the consolidated balance sheet. This transaction did not impact the number of shares authorized for repurchase under the Company’s current repurchase program.

Item 6. Selected Financial Data

We are a “smaller reporting company” and, as such, are not required to provide this information.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Astro-Med is a multi-national enterprise, that designs, develops, manufactures, distributes and services a broad range of products that acquire, store, analyze and present data in multiple formats. The Company organizes its structure around a core set of competencies, including research and development, manufacturing, service, marketing and distribution. It markets and sells its products and services through the following two sales product groups:

•

QuickLabel Systems Product Group (QuickLabel)—offers label printer hardware, labeling software, servicing contracts, and label and ink consumable products that digitally print color labels on a broad range of label and tag substrates.

•

Test and Measurement Product Group (T&M)—offers a suite of ruggedized printer products designed primarily for military and commercial aerospace applications to be used in the aerospace and defense industry to print weather maps, communications and other critical flight information. T&M also comprises a suite of telemetry recorder products sold to the aerospace and defense industries, as well as portable data acquisition recorders, which offer diagnostic and test functions to a wide range of manufacturers including automotive, energy, paper and steel fabrication.

On January 22, 2014, Astro-Med completed the acquisition of the ruggedized printer product line from Miltope Corporation (Miltope), a company of VT Systems, which is engaged in the design, development, manufacture and testing of ruggedized computers and computer peripheral equipment for military, industry and commercial applications. Astro-Med’s ruggedized printer product line is part of the Test & Measurement (T&M) product group and is reported as part of the T&M segment. The results of the Miltope’s ruggedized printer product line operations since the acquisition date have been included in the consolidated financial statements of the Company.

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

Our growth strategy centers on organic growth through product innovation made possible by research and development initiatives, as well as strategic acquisitions that fit into existing core businesses. Research and development activities are funded and expensed by the Company at approximately 7.4% of annual sales for fiscal 2014. We also continue to invest in sales and marketing initiatives by expanding the existing sales force and using various marketing campaigns to achieve our goals of sales growth and increased profitability notwithstanding today’s challenging economic environment.

Results of Operations

The following table presents the net sales of each of the Company’s segments, as well as the percentage of total sales and change from prior year. As previously noted, the Company’s Grass segment has been classified as a discontinued operation and therefore not presented in the table or discussion below.

($ in thousands)	2014			2013
	Net Sales	As a % of Total Net Sales	% Change Over Prior Year	Net Sales	As a % of Total Net Sales
T&M	$19,527	28.5%	10.7%	$17,636	28.8%
QuickLabel	49,065	71.5%	12.6%	43,588	71.2%

Total	$68,592	100.0%	12.0%	$61,224	100.0%

Fiscal 2014 compared to Fiscal 2013

Astro-Med’s sales in fiscal 2014 were $68,592,000, a 12.0% increase as compared to prior year sales of $61,224,000. Domestic sales of $48,679,000 increased 9.1% from the prior year sales of $44,613,000. International sales of $19,913,000 includes an favorable impact of $227,000 due to foreign exchange rates and reflects a 19.9% increase as compared to the prior year.

Hardware sales in fiscal 2014 were $28,301,000, a 12.4% increase as compared to prior year’s sales of $25,169,000. Both product segments achieved double-digit growth in the current year, with QuickLabel’s hardware sales up 13.7% and T&M’s hardware sales up 11.7%. The primary drivers of this increase relate to increases in T&M’s Ruggedized and TMX product lines and increases in sales from QuickLabel’s new Kiaro! product line. The increase in the current year’s hardware sales was tempered by lower sales of QuickLabel’s Vivo! and Zeo! product lines as well as a decline in sales of T&M’s Dash recorder and data acquisition product lines.

Consumable sales in fiscal 2014 were $36,317,000, representing an 11.6% increase as compared to prior year sales of $32,540,000. The key driver of the overall increase in consumable sales for the current fiscal year was primarily traceable to the double-digit increase in both digital color printer supplies and label and tag product sales in the QuickLabel segment. The increase in consumable product sales for the current year was tempered by a 5.6% decline in sales of QuickLabel’s thermal transfer ribbon products.

Service and other sales revenue in fiscal 2014 were $3,974,000, a 13.1% increase compared to prior year sales of $3,515,000 due to increases in service and parts revenue.

The Company achieved $26,983,000 in gross profit for fiscal 2014 and generated a gross profit margin of 39.3%, an increase as compared to prior year’s gross profit margin of 38.8%. The increase in gross profit margin for the current year is due to favorable product mix.

Operating expenses for the current year were $25,450,000, representing a 22.3% increase from prior year’s operating expenses of $20,802,000. Specifically, selling and marketing expenses increased 19.0% from prior year to $14,774,000 in fiscal 2014, representing 21.5% of sales, an increase as compared to the prior year’s 20.3% of sales. The increase in selling and marketing was primarily the result of increases in personnel cost and marketing expenditures, as well as an increase in travel costs for the period. General and administrative (G&A) expenses increased 22.5% from prior year to $5,604,000 in fiscal 2014. The higher G&A expense in the current year as compared to the prior year was primarily due to the cost related to a non-compete agreement entered into with the Company’s former CEO, as well as an increase in wages and benefits and an increase in professional fees spending including professional fees associated with the Miltope acquisition. Funding of research & development (R&D) in fiscal 2014 has increased 32.9% to $5,072,000. The increase in R&D for fiscal 2014 is primarily due to increased costs related to outside R&D testing for the avionic printers for the current year and continued investments in the QuickLabel’s line of color printers. The R&D spending level for fiscal 2014 represents 7.4% of net sales, an increase as compared to prior year’s level of 6.2%.

Other expense in fiscal 2014 was $121,000 as compared to $41,000 in fiscal 2013. This increase for the current year is primarily the result of an increase in foreign exchange loss recognized in the current year.

Astro-Med’s fiscal 2014 pretax income was reduced by approximately $562,000 related to stock-based compensation expense as compared to fiscal 2013 pretax income, which was reduced by approximately $480,000 in stock-based compensation expense.

During fiscal 2014, the Company recognized income tax expense on income from continuing operations of $175,000 and had an effective tax rate of 12.4%. This compares to an income tax expense on income from continuing operations of $847,000 in fiscal 2013 and related effective tax rate of 29.4%. Included in the current year income tax expense is a benefit of $500,000 related to a ASC 740 adjustment as well as foreign and state rate adjustments.

Income from continuing operations for fiscal 2014 was $1,237,000, providing a return of 1.8% on sales and generating an EPS of $0.16 per diluted share and includes: (1) an expense of $359,000, equal to $0.05 per diluted share, related to a non-compete agreement entered into with the Company’s former CEO and (2) a net expense of $205,000, equal to $0.03 per diluted share, related to product replacement costs recognized in the first quarter pertaining to replacing components on certain of T&M’s ruggedized printers after the Company discovered that one of its suppliers was using a non-conforming part in certain models. On a comparative basis, fiscal 2013 income from continuing operations was $2,038,000, providing a return of 3.3% on sales and generating $0.27 per diluted share.

Discontinued Operation

On January 31, 2013, the Company completed the sale of substantially all of the assets of its Grass Technologies Product Group (Grass) for a purchase price of $18,600,000 of which $16,800,000 was recognized in fiscal 2013 and the remaining $1,800,000, which had been held in escrow at the closing date, has been recognized in fiscal 2014 as part of the gain on the sale of Grass. The Company has classified the results of operations of its Grass segment as discontinued operations for all periods presented.

Results for discontinued operations are as follows:

($ in thousands)	2014	2013
Net Sales	$8,401	$19,195
Gross Profit	$1,048	$10,123
Gain on Sale of Assets of Discontinued Operations	$1,800	$10,162
Income from Discontinued Operations, net of taxes	$1,975	$8,729

Segment Analysis ($ in thousands)

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

($ in thousands)	Net Sales		Segment Operating Profit		Segment Operating Profit as a % of Net Sales
	2014	2013	2014	2013	2014	2013
T&M	$19,527	$17,636	$2,655	$3,109	13.6%	17.6%
QuickLabel	49,065	43,588	5,154	4,380	10.5%	10.0%

Total	$68,592	$61,224	7,809	7,489	11.4%	12.2%

Product Replacement Related Costs			672	—
Corporate Expenses			5,604	4,563

Operating Income			1,533	2,926
Other Expense, Net			121	41

Income from Continuing Operations Before Income Taxes			1,412	2,885
Income Tax Provision for Continuing Operations			175	847

Income from Continuing Operations			1,237	2,038
Income from Discontinued Operations, Net of Taxes			1,975	8,729

Net Income			$3,212	$10,767

Test & Measurement

T&M’s sales increased 10.7% in fiscal 2014 to $19,527,000 from $17,636,000 in the prior year. The increase is primarily due to the 19.8% growth in the Ruggedized printer product line due to the continued increase in contract sales. Also contributing to the increase in sales was the continued increase in demand for the TMX product line, as current year sales grew 19.3% as compared to the prior year. The current year sales increase is tempered by declining sales in the legacy data acquisition and recorder product lines as compared to the prior year. T&M’s segment operating profit was $2,655,000 in fiscal 2014, reflecting a profit margin of 13.6%, a decline as compared to the prior year’s segment operating profit of $3,109,000 and related profit margin of 17.6%. The fiscal 2014 decrease in operating profit and related margin is due to product mix and higher R&D expenses.

QuickLabel Systems

QuickLabel Systems sales increased 12.5% in fiscal 2014 with sales of $49,065,000 compared to sales of $43,588,000 in the prior year. The increase in sales is due to both the hardware and consumables product lines which increased 13.7% and 11.6%, respectively, from the prior year. The increases are attributable to the increased demand for digital color printer supplies, as well as for label and tag products. Also contributing to the current quarter increase was the new Kario! product line sales, which more than doubled compared to the prior year. These sales increases were slightly tempered by the decrease in sales of the Vivo! and Zeo! product lines. QuickLabel’s current year’s segment operating profit was $5,154,000, reflecting a profit margin of 10.5%, an increase from prior year’s segment profit of $4,380,000 and related profit margin of 10.0%. The increase in QuickLabel’s current year’s segment operating profit and related margin is primarily due to higher sales and favorable product mix.

Liquidity and Capital Resources

The Company expects to finance its future working capital needs, capital expenditures and acquisition requirements through internal funds and believes that cash provided by operations will be sufficient to meet our operating and capital needs for at least the next twelve months. To the extent our capital and liquidity requirements are not satisfied internally, we may utilize a $10.0 million revolving bank line of credit, all of which is currently available. Borrowings under this line of credit bear interest at either a fluctuating rate equal to 75 basis points below the base rate, as defined in the agreement, or at a fixed rate equal to 150 basis points above LIBOR.

Astro-Med’s Statements of Cash Flows for the two years ended January 31, 2014 and 2013 are included on page 37. Net cash flows used by operating activities was $3,567,000 in the current year compared to net cash provided by operating activities of $3,863,000 in the previous year. The decrease in net cash flow from operations for the current year is related to income tax payments made in connection with the gain on the sale of Grass Technologies, as well as increased working capital requirements, as both the accounts receivable and inventory balances increased during the current year. The accounts receivable collection cycle increased to 54 days sales outstanding at January 31, 2014 compared to 51 days outstanding at prior year end. Inventory days on hand increased to 113 days at the end of the current fiscal year from 109 days at prior year end.

Net cash flow used by investing activities for fiscal 2014 was $18,090,000, which includes $10,230,000 to purchase securities and $6,732,000 used for the acquisition of the ruggedized printer product line from Miltope. Cash used for investing activities for fiscal 2014 also included cash used for capital expenditures of approximately $1,128,000, including $647,000 for information technology, $202,000 for machinery and equipment, $165,000 for land and building improvements, $99,000 for tools and dies, and $15,000 for furniture and fixtures and other capital expenditures.

Included in net cash flow used by financing activities for fiscal 2014 were dividends paid of $2,103,000. Dividends paid in fiscal 2013 were $2,595,000. The Company’s annual dividend per share was $0.28 in fiscal 2014 and $0.35 in fiscal 2013. The Company has not repurchased any shares of its common stock in fiscal 2014; however, since the inception of the common stock buy back program in fiscal 1997, the Company has repurchased a total of 1,530,000 shares of its common stock. At January 31, 2014, the Company’s Board of Directors has authorized the purchase of an additional 390,000 shares of the Company’s common stock in the future.

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

Astro-Med recognizes revenue for non-recurring engineering (NRE) fees, as necessary, for product modification orders upon completion of agreed-upon milestones. Revenue is deferred for any amounts received prior to completion of milestones. Certain of our NRE arrangements include formal customer acceptance provisions. In such cases, we determine whether we have obtained customer acceptance for the specific milestone before recognizing revenue.

Infrequently, the Company receives requests from customers to hold product being purchased from us for the customers’ convenience. We recognize revenue for such bill and hold arrangements provided the transaction meets the following criteria: a valid business purpose for the arrangement exists; risk of ownership of the purchased product has transferred to the buyer; there is a fixed delivery date that is reasonable and consistent with the buyer’s business purpose; the product is ready for shipment; the payment terms are customary; we have no continuing performance obligation in regards to the product; and the product has been segregated from our inventories.

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

Income Taxes: A valuation allowance is established when it is “more-likely-than-not” that all or a portion of deferred tax assets will not be realized. A review of all available positive and negative evidence must be considered, including our performance, the market environment in which we operate, length of carryforward periods, existing sales backlog and future sales projections. If actual factors and conditions differ materially from the estimates made by management, the actual realization of the net deferred tax assets or liabilities could vary materially from the amounts previously recorded. At January 31, 2014, the Company has provided valuation allowances for future tax benefits resulting from certain R&D tax credits which could expire unused.

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

Long-Lived Assets, Intangible Assets and Goodwill: The impairment of long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Measurement of an impairment loss for long-lived assets that management expects to hold and use is based on the fair value of the asset.

Management evaluates the recoverability of goodwill annually or more frequently if events or changes in circumstances, such as declines in sales, earnings or cash flows, or material adverse changes in the business climate, indicate that the carrying value of an asset might be impaired. Goodwill is first qualitatively assessed to determine whether further impairment testing is necessary. Factors that management considers in this assessment include macroeconomic conditions, industry and market considerations, overall financial performance (both current and projected), changes in management and strategy and changes in the composition or carrying amount of net assets. If this qualitative assessment indicates that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, a two step process is then performed. Step one compares the fair value of the reporting unit with its carrying value, including goodwill. If the carrying amount exceeds the fair value of the reporting unit, step two is required to determine if there is an impairment of the goodwill. Step two compares the implied fair value of the reporting unit goodwill to the carrying amount of the goodwill. We estimate the fair value of our reporting units using the income approach based upon a discounted cash flow model. We believe that this approach is appropriate because it provides a fair value estimate based upon the reporting unit’s expected long–term operating cash flow performance. In addition, we use the market approach, which compares the reporting unit to publicly-traded companies and transactions involving similar business, to support the conclusions based upon the income approach. The income approach requires the use of many assumptions and estimates including future revenue, expenses, capital expenditures, and working capital, as well as discount factors and income tax rates.

Share-Based Compensation: Share-based compensation expense is based on the estimated fair value of the share-based award when granted. We have estimated the fair value of each option on the date of grant using the Black-Scholes option-pricing model. Our estimate of share-based compensation requires a number of complex and subjective assumptions including our stock price volatility, employee exercise patterns (expected life of the options), the risk free interest rate and the Company’s dividend yield. The stock price volatility assumption is based on the historical weekly price data of our common stock over a period equivalent to the weighted average expected life of our options. Management evaluated whether there were factors during that period which were unusual and would distort the volatility figure if used to estimate future volatility and concluded that there were no such factors. In determining the expected life of the option grants, the Company has observed the actual terms of prior grants with similar characteristics and the actual vesting schedule of the grant and has assessed the expected risk tolerance of different option groups. The risk-free interest rate used in the model is based on the actual U.S. Treasury zero coupon rates for bonds matching the expected term of the option as of the option grant date. The dividend assumption is based upon the prior year’s average dividend yield. No compensation expense is recognized for options that are forfeited for which the employee does not render the requisite service. Our accounting for share-based compensation for restricted stock awards (“RSA”) and restricted stock units (“RSU”) is also based on the fair value method. The fair value of the RSUs and RSAs is based on the closing market price of the Company’s common stock on the grant date of the RSU or RSA.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

The response to this item is included in the Company’s Current Report on Form 8-K dated July 10, 2013 and is incorporated herein by this reference.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act). Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective at January 31, 2014 to ensure that the information required to be disclosed in our Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner and (2) accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Management conducted its evaluation of the effectiveness of its internal control over financial reporting based on the framework in the Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) as of January 31, 2014. Based on this assessment, the principal executive officer and principal financial officer believe that as of January 31, 2014, the Company’s internal control over financial reporting was effective based on criteria set forth by COSO in “Internal Control-Integrated Framework.”

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to the rules of the SEC that permit the Company to provide only management’s report in this annual report.

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

Item 9B. Other Information

Nothing to Report

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The response to this item is incorporated by reference to the Company’s definitive proxy statement for the 2014 annual meeting of shareholders.

The following sets forth certain information with respect to all executive officers of the Company. All officers serve at the pleasure of the Board of Directors.

Name	Age	Position
Gregory A. Woods	55	President, Chief Executive Officer and Director
Joseph P. O’Connell	70	Senior Vice President, Treasurer and Chief Financial Officer
Gordon Bentley	67	Vice President—Information Technology
Michael M. Morawetz	54	Vice President—International Branches
Stephen M. Petrarca	51	Vice President—Instrument Manufacturing
Erik J. Mancyak	38	Vice President and Corporate Controller
Eric E. Pizzuti	47	Vice President and General Manager—QuickLabel Systems
Michael J. Natalizia	50	Vice President and Chief Technology Officer

On December 2, 2013, the Board of Directors of Astro-Med appointed Mr. Woods as Chief Executive Officer of the Company, effective February 1, 2014 following the retirement of Mr. Everett Pizzuti. On January 27, 2014, the Board of Directors of Astro-Med also elected Mr. Woods as a director of the Company also effective February 1, 2014. Mr. Woods was previously the Executive Vice President and Chief Operating Officer of the Company from September 6, 2012 and was appointed President of the Company on August 29, 2013. Prior to joining Astro-Med, Mr. Woods held the positions of Managing Director of Medfield Advisors from 2010 to 2012, President of Performance Motion Devices from 2007-2010 and Chief Executive Officer of Control Technology Corporation from 2001 to 2007.

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

Item 11. Executive Compensation

The response to this item is incorporated by reference to the Company’s definitive Proxy Statement for the 2014 Annual Meeting of Shareholders.

The information set forth under the heading “Compensation Committee Report” in the Company’s definitive Proxy Statement is furnished and shall not be deemed as filed for purposes of Section 18 of the Exchange Act, and is not deemed incorporated by reference in any filing under the Securities Act of 1933, as amended.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters

The response to this item is incorporated by reference to the Company’s definitive Proxy Statement for the 2014 Annual Meeting of Shareholders.

Equity Compensation Plan Information

The following table sets forth information about the Company’s equity compensation plans as of January 31, 2014:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuances Under Equity Compensation Plans
Equity Compensation Plans Approved by Security Holders	780,099	(1)	$8.63	(2)	359,475	(3)
Equity Compensation Plans Not Approved by Security Holders	—		—		60,242	(4)

Total	780,099	(1)	$8.63	(2)	419,717

(1)	Includes 167,659 shares issuable upon exercise of outstanding options granted under the Company’s incentive stock option plans, 116,438 shares issuable upon exercise of outstanding options granted under the Company’s non-qualified stock option plans under which options may be granted to officers and key employees, 4,125 shares issuable upon exercise of outstanding stock options granted under the Astro-Med, Inc. Non-Employee Director Stock Option Plan, 448,425 shares issuable upon exercise of outstanding options granted and 61,452 restricted stock units outstanding under the Company’s 2007 Equity Incentive Plan (refer to Note 9 “Shareholders’ Equity” in the Consolidated Financial Statements for a further discussion).

(2)	Does not include restricted stock units.
(3)	Represents shares available for grant under the Astro-Med, Inc. 2007 Equity Incentive Plan. Excludes 45,044 shares issued pursuant to outstanding unvested restricted stock awards which are subject to forfeiture.
(4)	Represent shares available for purchase under the Employee Stock Purchase Plan.

Additional information regarding these equity compensation plans is contained in Note 9 to the Company’s Consolidated Financial Statements included in Item 15 hereto.

Item 13. Certain Relationships, Related Transactions and Director Independence

The response to this item is incorporated by reference to the Company’s definitive Proxy Statement for the 2014 Annual Meeting of Shareholders.

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated herein by reference to the Company’s definitive Proxy Statement for the 2014 Annual Meeting of Shareholders.

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

(a)(3) Exhibits:

Exhibit Number
(2.1)	Asset Purchase Agreement dated January 11, 2014 by and between Astro-Med, Inc. (the “Company”) and Miltope Corporation (d/b/a VT Miltope, a company of VT Systems), an Alabama corporation (the “Seller”), as amended by that Amendment to Asset Purchase Agreement dated January 22, 2014, by and between the Company and the Seller (filed as Exhibit No. 2.1 to the Company’s report on Form 8-K dated January 22, 2014 and by this reference incorporated herein).

(2.2)	Asset Purchase Agreement dated January 5, 2013 by and among Astro-Med, Inc. (the “Company”), Grass Technologies Corporation (“Grass”) and Natus Medical Incorporated (“Natus”), as amended by First Amendment to Asset Purchase Agreement dated as of January 31, 2013, by and among the Company, Grass and Natus (filed as Exhibit No. 2.1 to the Company’s report on Form 8-K dated February 4, 2013 and by this reference incorporated herein).

(3A)	Articles of Incorporation of the Company and all amendments thereto (filed as Exhibit No. 3A to the Company’s report on Form 10-Q for the quarter ended August 1, 1992 and by this reference incorporated herein).

(3B)	By-laws of the Company as amended to date (filed as Exhibit No. 3B to the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2008 and by this reference incorporated herein).

(4)	Specimen form of common stock certificate of the Company (filed as Exhibit No. 4 to the Company’s report on Form 10-K for the year ended January 31, 1985 and by this reference incorporated herein).

(10.1)	Astro-Med, Inc. 1993 Incentive Stock Option Plan filed as Exhibit 4.3 to Registration Statement on Form S-8, Registration No. 333-24127, and incorporated by reference herein.*

(10.2)	Astro-Med, Inc. Non-Employee Director Stock Plan filed as Exhibit 4.3 to Registration Statement on Form S-8, Registration No. 333-24123, and incorporated by reference herein.*

(10.3)	Astro-Med, Inc. 1997 Incentive Stock Option Plan, as amended, filed as Exhibit 4.3 to Registration Statements on Form S-8, Registration Nos. 333-32315, 333-93565 and 333-44414, and incorporated by reference herein.*

(10.4)	Astro-Med, Inc. 1998 Non-Qualified Stock Option Plan, as amended, filed as Exhibit 4.3 to Registration Statement on Form S-8, Registration Nos. 333-62431 and 333-63526, and incorporated by reference herein.*

(10.5)	Astro-Med, Inc. 2007 Equity Incentive Plan as filed as Appendix A to the Definitive Proxy Statement filed on Schedule 14A for the 2007 annual shareholders meeting and incorporated by reference herein.*

(10.6)	Astro-Med, Inc. Management Bonus Plan (Group III) filed on Form 8-K on April 9, 2013 and by this reference incorporated herein.*

(10.7)	Astro-Med, Inc. Management Bonus Plan—Vice President International Branches filed as Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended January 31, 2009 and by this reference incorporated herein.*

(10.8)	Astro-Med, Inc. Non-Employee Directors Compensation Program filed as Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended January 31, 2012 and by this reference incorporated herein.*

Exhibit Number

(10.9)	Form of Performance-Based Restricted Stock Unit Award Agreement filed as Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the period ended April 28, 2012 and by this reference incorporated herein.*

(10.10)	Transition Services Agreement dated January 5, 2013 by and between the Company and Natus, as amended by First Amendment to Transition Services Agreement dated as of January 31, 2013, by and between the Company and Natus (filed as Exhibit No. 10.1 to the Company’s report on Form 8-K dated February 4, 2013 and by this reference incorporated herein).

(10.11)	Release and Non-Competition Agreement dated as of February 1, 2014 by and between the Company and Everett V. Pizzuti.*

(21)	List of Subsidiaries of the Company.

(23.1)	Consent of Wolf & Company, P.C.

(23.2)	Consent of Ernst & Young LLP.

(31.1)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1)	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(101)	The following materials from Registrant’s Annual Report on Form 10-K for the year ended January 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements. Filed electronically herein.

*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASTRO-MED, INC. (Registrant)

Date: April 7, 2014	By:	/S/ GREGORY A. WOODS
(Gregory A. Woods, Chief Executive Officer)

Each person whose signature appears below constitutes and appoints each of Gregory A. Woods or Joseph P. O’Connell, or any of them, each acting alone, his true and lawful attorneys-in-fact and agents, with full power of substitution and resolution, for such person and in his name, place and stead, in any and all capacities in connection with the annual report on Form 10-K of Astro-Med, Inc. for the year ended January 31, 2014 to sign any and all amendments to the Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, each acting alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Name	Title	Date

/S/ GREGORY A. WOODS Gregory A. Woods	President, Chief Executive Officer and Director (Principal Executive Officer)	April 7, 2014

/S/ JOSEPH P. O’CONNELL Joseph P. O’Connell	Senior Vice President, Treasurer and Chief Financial Officer (Principal Financial Officer)	April 7, 2014

/S/ ERIK J. MANCYAK Erik J. Mancyak	Vice President and Corporate Controller (Principal Accounting Officer)	April 7, 2014

/S/ HERMANN VIETS Hermann Viets	Chairman of the Board of Directors and Director	April 7, 2014

/S/ EVERETT V. PIZZUTI Everett V. Pizzuti	Director	April 7, 2014

/S/ GRAEME MACLETCHIE Graeme MacLetchie	Director	April 7, 2014

/S/ MITCHELL I. QUAIN Mitchell I. Quain	Director	April 7, 2014

/S/ HAROLD SCHOFIELD Harold Schofield	Director	April 7, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of

Astro-Med, Inc.

We have audited the accompanying consolidated balance sheet of Astro-Med, Inc. (the “Company”) as of January 31, 2014 and the related consolidated statements of income, comprehensive income, and changes in shareholders’ equity, and cash flows for the year then ended. Our audit also included the financial statement schedule listed in the index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Astro-Med, Inc. as of January 31, 2014 and the consolidated results of its operations and its cash flows year in the period ended January 31, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Wolf & Company, P.C.

Boston, Massachusetts

April 7, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of

Astro-Med, Inc.

We have audited the accompanying consolidated balance sheet of Astro-Med, Inc. (the “Company”) as of January 31, 2013 and the related consolidated statements of income, comprehensive income, and changes in shareholders’ equity, and cash flows for the year then ended. Our audit also included the financial statement schedule listed in the index at Item 15(a)(2) as it relates to the year ended January 31, 2013. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Astro-Med, Inc. as of January 31, 2013 and the consolidated results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ ERNST & YOUNG LLP

Providence, Rhode Island

April 8, 2013

ASTRO-MED, INC.

CONSOLIDATED BALANCE SHEETS

As of January 31, 2014 and 2013

(In Thousands, Except Share Data)

	2014	2013
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$8,341	$30,999
Securities Available for Sale	18,766	8,509
Accounts Receivable, net of reserves of $370 in 2014 and $345 in 2013	11,366	9,376
Inventories	15,178	11,179
Deferred Tax Assets	1,673	1,866
Restricted Cash	1,800	1,800
Line of Credit Receivable	240	300
Note Receivable	250	250
Asset Held for Sale	2,120	2,016
Prepaid Expenses and Other Current Assets	1,383	696
Current Assets of Discontinued Operations	3,917	3,131

Total Current Assets	65,034	70,122
PROPERTY, PLANT AND EQUIPMENT
Land and Improvements	873	1,233
Buildings and Improvements	10,341	9,791
Machinery and Equipment	23,746	22,862

	34,960	33,886
Less Accumulated Depreciation	(27,368)	(26,098)

Total Property, Plant and Equipment, net	7,592	7,788
OTHER ASSETS
Goodwill	991	795
Note Receivable	440	756
Deferred Tax Asset	313	356
Identifiable Intangibles	3,400	—
Other	194	96

Total Other Assets	5,338	2,003

TOTAL ASSETS	$77,964	$79,913

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts Payable	$2,374	$1,938
Accrued Compensation	3,130	3,176
Other Accrued Expenses	2,310	3,164
Deferred Revenue	454	271
Income Taxes Payable	788	4,169
Current Liabilities of Discontinued Operations	836	807

Total Current Liabilities	9,892	13,525
Long Term Obligation	250	—
Deferred Tax Liabilities	77	111
Other Long Term Liabilities	1,131	1,289
Non-Current Liabilities of Discontinued Operations	—	1,151

TOTAL LIABILITIES	11,350	16,076
SHAREHOLDERS’ EQUITY
Preferred Stock, $10 Par Value, Authorized 100,000 shares, None Issued	—	—
Common Stock, $0.05 Par Value, Authorized 13,000,000 shares; Issued 9,291,225 shares in 2014 and 9,031,756 shares in 2013	465	452
Additional Paid-in Capital	41,235	38,786
Retained Earnings	37,201	36,092
Treasury Stock, at Cost, 1,730,042 shares in 2014 and 1,663,214 shares in 2013	(12,463)	(11,666)
Accumulated Other Comprehensive Income	176	173

Total Shareholders’ Equity	66,614	63,837

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$77,964	$79,913

See Notes to the Consolidated Financial Statements.

ASTRO-MED, INC.

CONSOLIDATED STATEMENTS OF INCOME

For the years ended January 31

(In Thousands, Except Per Share Data)

	2014	2013
Net Sales	$68,592	$61,224
Cost of Sales	41,609	37,496

Gross Profit	26,983	23,728
Costs and Expenses:
Selling and Marketing	14,774	12,412
Research and Development	5,072	3,816
General and Administrative	5,604	4,574

Operating Expenses	25,450	20,802

Operating Income	1,533	2,926
Other Income (Expense):
Investment Income	72	55
Other, Net	(193)	(96)

	(121)	(41)

Income from Continuing Operations before Income Taxes	1,412	2,885
Income Tax Provision for Continuing Operations	175	847

Income from Continuing Operations	1,237	2,038
Income from Discontinued Operations, net of taxes of $777 in 2014 and $5,351 in 2013	1,975	8,729

Net Income	$3,212	$10,767

Net Income per Common Share—Basic:
From Continuing Operations	$0.17	$0.28
From Discontinued Operations	0.26	1.18

Net Income Per Common Share—Basic	$0.43	$1.46

Net Income per Common Share—Diluted:
From Continuing Operations	$0.16	$0.27
From Discontinued Operations	0.26	1.17

Net Income Per Common Share—Diluted	$0.42	$1.44

Weighted Average Number of Common Shares Outstanding—Basic	7,470	7,396
Dilutive effect of options outstanding	227	87

Weighted Average Number of Common Shares Outstanding—Diluted	7,697	7,483

Dividends Declared Per Common Share	$0.28	$0.35

See Notes to the Consolidated Financial Statements.

ASTRO-MED, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the years ended January 31

(In Thousands)

	2014	2013
Net Income	$3,212	$10,767
Other Comprehensive Income (Loss), net of taxes and reclassification adjustments:
Foreign currency translation adjustments	(14)	60
Unrealized gain (loss) on securities available for sale	17	(8)

Other comprehensive income	3	52

Comprehensive Income	$3,215	$10,819

See Notes to the Consolidated Financial Statements.

ASTRO-MED, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the years ended January 31

(In Thousands)

	2014	2013
Common Stock:
Balance at beginning of year	$452	$448
Par value from the exercise of employee stock options	7	2
Employee option exercise and buyback	4	2
Restricted stock awards	2	—

Balance at end of year	$465	$452

Additional Paid-In Capital:
Balance at beginning of year	$38,786	$37,964
Proceeds from the exercise of employee stock options	1,116	233
Share-based compensation	562	480
Tax benefit (expense) of employee stock options	158	(68)
Contribution of treasury shares to employee stock options plan	—	29
Employee option exercise and buyback	674	148
Restricted stock awards	(61)	—

Balance at end of year	$41,235	$38,786

Retained Earnings:
Balance at beginning of year	$36,092	$27,920
Net income	3,212	10,767
Dividends paid	(2,103)	(2,595)

Balance at end of year	$37,201	$36,092

Treasury Stock:
Balance at beginning of year	$(11,666)	$(10,790)
Shares issued to employee stock ownership plan	—	70
Purchase of treasury stock	—	(770)
Purchase of common stock from related parties	(797)	(176)

Balance at end of year	$(12,463)	$(11,666)

Accumulated Other Comprehensive Income:
Balance at beginning of year	$173	$121
Other comprehensive income	3	52

Balance at end of year	$176	$173

Total Shareholders’ Equity	$66,614	$63,837

See Notes to the Consolidated Financial Statements.

ASTRO-MED, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended January 31

(In Thousands)

	2014	2013
Cash Flows from Operating Activities:
Net Income	$3,212	$10,767
Adjustments to Reconcile Net Income to Net Cash Provided (Used) By Operating Activities:
Gain on Disposal of Discontinued Operations	(1,800)	(10,162)
Depreciation and Amortization	1,279	1,331
Share-Based Compensation	562	480
Deferred Income Tax Benefit	(636)	(548)
Excess Tax Benefit From Share-Based Compensation	(158)	—
Changes in Assets and Liabilities, Net of Impact of Acquisition and Divestiture:
Accounts Receivable	(2,588)	(1,256)
Inventories	(1,283)	(240)
Accounts Payable and Accrued Expenses	1,469	(763)
Income Taxes Payable	(3,515)	4,307
Other	(109)	(53)

Net Cash Provided (Used) by Operating Activities	(3,567)	3,863
Cash Flows from Investing Activities:
Proceeds from Sales/Maturities of Securities Available for Sale	10,835	17,640
Purchases of Securities Available for Sale	(21,065)	(14,825)
Proceeds on the Sale of Grass	—	16,800
Line of Credit Issuance	—	(300)
Additions to Property, Plant and Equipment	(1,128)	(849)
Acquisition of Miltope Ruggedized Printer Business	(6,732)	—

Net Cash Provided (Used) by Investing Activities	(18,090)	18,466
Cash Flows from Financing Activities:
Proceeds from Common Shares Issued Under Employee Benefit Plans and Employee Stock Option Plans, Net of Payment of Minimum Tax Withholdings	944	232
Purchases of Treasury Stock	—	(770)
Shares issued to ESOP	—	99
Excess Tax Benefit from Share-Based Compensation	158	—
Dividends Paid	(2,103)	(2,595)

Net Cash Used in Financing Activities	(1,001)	(3,034)

Net Increase (Decrease) in Cash and Cash Equivalents	(22,658)	19,295
Cash and Cash Equivalents, Beginning of Year	30,999	11,704

Cash and Cash Equivalents, End of Year	$8,341	$30,999

Supplemental Information:
Cash Paid During the Period for:
Income Taxes, Net of Refunds	$5,085	$2,461

See Notes to the Consolidated Financial Statements.

ASTRO-MED, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2014 and 2013

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

On January 31, 2013, we completed the sale of substantially all of the assets of our Grass Technologies Product Group. Consequently, we have classified the results of operations of the Grass Technologies Product Group as discontinued operations for all periods presented. Refer to Note 19, “Discontinued Operations,” for further discussion.

Principles of Consolidation: The consolidated financial statements include the accounts of Astro-Med, Inc. and its subsidiaries. All material intercompany accounts and transactions are eliminated in consolidation.

Reclassification: Certain amounts in prior year’s financial statements have been reclassified to conform to the current year’s presentation.

Use of Estimates: The presentation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect these financial statements and accompanying notes. Some of the more significant estimates relate to the allowances for doubtful accounts and credits, inventory valuation, valuation and estimated lives of intangible assets, impairment of long-lived assets and goodwill, income taxes, share-based compensation and warranty reserves. Management’s estimates are based on the facts and circumstances available at the time estimates are made, past historical experience, risk of loss, general economic conditions and trends, and management’s assessments of the probable future outcome of these matters. Consequently, actual results could differ from those estimates.

Cash and Cash Equivalents: Highly liquid investments with an original maturity of 90 days or less are considered to be cash equivalents. Similar investments with original maturities beyond three months are classified as securities available for sale. Cash of $2,544,000 and $1,157,000 was held in foreign bank accounts at January 31, 2014 and 2013, respectively.

Securities Available for Sale: Securities available for sale are carried at fair value based on quoted market prices, where available. The difference between cost and fair value, net of related tax effects, is recorded as a component of accumulated other comprehensive income in shareholders’ equity.

Property, Plant and Equipment: Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation is provided on the straight-line basis over the estimated useful lives of the assets (land improvements—10 to 20 years; buildings and improvements—10 to 45 years; machinery and equipment—3 to 10 years). Depreciation expense was $1,279,000 for fiscal 2014 and $1,331,000 for 2013.

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

We have evaluated the deliverables in our multiple-element arrangements and concluded that they are separate units of accounting if the delivered item or items have value to the customer on a standalone basis and delivery or performance of the undelivered item(s) is considered probable and substantially in our control. We allocate revenue to each element in our multiple-element arrangements based upon their relative selling prices. We determine the selling price for each deliverable based on a selling price hierarchy. The selling price for a deliverable is based on vendor specific objective evidence (VSOE) if available, third-party evidence (“TPE”) if VSOE is not available, or estimated selling price (“ESP”) if neither VSOE nor TPE is available. Revenue allocated to each element is then recognized when the basic revenue recognition criteria for that element have been met.

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

Foreign Currency: The financial statements of foreign subsidiaries are measured using the local currency as the functional currency. Foreign currency denominated assets and liabilities are translated into U.S. dollars at year-end exchange rates with the translation adjustment recorded as a component of accumulated comprehensive income in shareholders’ equity. Revenues and costs are translated at average exchange rates during the year. We do not provide for U.S. income taxes on foreign currency translation adjustments associated with our German subsidiary since its undistributed earnings are considered to be permanently invested. Our net foreign exchange losses were $190,000 and $158,000 for fiscal 2014 and 2013, respectively.

Advertising: Astro-Med expenses advertising costs as incurred. Advertising costs including advertising production, trade shows and other activities are designed to enhance demand for our products and amounted to approximately $1,236,000 and $750,000 in fiscal 2014 and 2013, respectively.

Health Insurance Reimbursement Reserve: Astro-Med reimburses a portion of employee health insurance deductibles and co-payments. The total reimbursement amounted to approximately $201,000 and $313,000 in 2014 and 2013, respectively. We accrued approximately $75,000 and $100,000 at January 31, 2014 and 2013, respectively, for estimated outstanding reimbursements due to employees, including a reserve for incurred but not reported amounts.

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

In 2013, we recognized an impairment of $779,000 related to the Grass Technologies Product Group‘s manufacturing facilities located in Rockland, Massachusetts. This impairment was included as part of the Income from Discontinued Operations in the accompanying consolidated statement of income for the period ended January 31, 2013. Refer to Note 19, “Discontinued Operations,” for further discussion.

Intangible Assets: Intangible assets include the value of customer relationships and backlog rights acquired in connection with business acquisitions and are recorded at fair value as determined by the Company. These intangible assets have a definite life and are amortized over the assets useful life using a systematic and rational basis which is representative of the asset’s use. Intangible assets with a definite life are tested for impairment whenever events or circumstances indicate that the carrying amount of an asset (asset group) may not be recoverable. An impairment loss is recognized when the carrying amount of an asset exceeds the estimated undiscounted cash flows used in determining the fair value of the asset. The amount of the impairment loss recorded is calculated by the excess of the asset’s carrying value over its fair value. Fair value is generally determined using a discounted cash flow analysis. For both 2014 and 2013, there were no impairment charges for intangible assets.

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

We performed a qualitative assessment for our 2014 analysis of goodwill. Based on this assessment, management does not believe that it is more likely than not that the carrying value of the reporting units exceed their fair values. Accordingly, no further testing was performed as management believes that there are no impairment issues in regards to goodwill at this time.

Income Taxes: Astro-Med uses the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial reporting basis and tax basis of the assets and liabilities and are measured using enacted tax rates that will be in effect when the differences are expected to reverse. An allowance against deferred tax assets is recognized when it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized. At January 31, 2014 and 2013, a valuation allowance was provided for deferred tax assets attributable to certain state R&D credit carryforwards.

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

Net Income Per Common Share: Net income per common share has been computed and presented in accordance with the guidance provided in ASC 260, “Earnings per Share.” Basic net income per share is based on the weighted average number of shares outstanding during the period. Diluted net income per share is based on the basic weighted average number of shares and potential common equivalent shares for stock options, restricted stock awards and restricted stock units outstanding during the period using the treasury stock method. In fiscal years 2014 and 2013, there were 126,800 and 583,512 common equivalent shares that were not included in the computation of diluted net income per common share because their inclusion would be anti-dilutive.

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

In accordance with ASC 718, share-based compensation expense is based on the estimated fair value of the share-based award when granted to an employee or director. We have estimated the fair value of each option on the date of grant using the Black-Scholes option-pricing model. Our estimate of share-based compensation requires a number of complex and subjective assumptions including our stock price volatility, employee exercise patterns (expected life of the options), the risk-free interest rate and the Company’s dividend yield. The stock price volatility assumption is based on the historical weekly price data of our common stock over a period equivalent to the weighted average expected life of our options. Management evaluated whether there were factors during that period which were unusual and would distort the volatility figure if used to estimate future volatility and concluded that there were no such factors. In determining the expected life of the option grants, the Company has observed the actual terms of prior grants with similar characteristics and the actual vesting schedule of the grant and has assessed the expected risk tolerance of different option groups. The risk-free interest rate is based on the actual U.S. Treasury zero coupon rates for bonds matching the expected term of the option as of the option grant date. The dividend assumption is based upon the prior year’s average dividend yield. No compensation expense is recognized for options that are forfeited for which the employee does not render the requested service. Our accounting for share-based compensation for restricted stock awards (“RSA”) and restricted stock units (“RSU”) is also based on the fair value method. The fair value of the RSUs and RSAs is based on the closing market price of the Company’s common stock on the grant date of the RSU or RSA.

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

Recent Accounting Pronouncements:

Income Taxes

In July 2013, the FASB issued Accounting Standard Update (“ASU”) 2013-11, “Income Taxes (Topic 740)—Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists,” which requires an unrecognized tax benefit, or a portion of an unrecognized tax benefit, to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. To the extent that a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date, the unrecognized tax benefit should be presented in the financial statements as a liability. This ASU is effective for annual and interim periods beginning after December 15, 2013, with early adoption permitted. The Company does not expect that the adoption of this guidance will have a material effect on the Company’s financial position or results of operations.

Comprehensive Income

In February 2013, the FASB issued ASU 2013-02, “Comprehensive Income (Topic 220)—Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income,” which requires entities to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, entities are required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, entities are required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail on these amounts. ASU 2013-02 is effective prospectively for reporting periods beginning after December 15, 2012. We have adopted this guidance in the first quarter ended May 4, 2013 and have provided the disclosure required in Note 8. Since ASU 2013-02 only impacts presentation and disclosure requirements, the adoption of this guidance did not have a material impact on the Company’s financial position or results of operations.

Note 2—Acquisition

On January 22, 2014, Astro-Med completed the acquisition of the Ruggedized Printer Product line from Miltope Corporation (Miltope), a company of VT Systems, which is engaged in the design, development, manufacture and testing of ruggedized computers and computer peripheral equipment for military, industry and commercial applications. Astro-Med’s ruggedized printer product line is part of the Test & Measurement (T&M) product group and is reported as part of the T&M segment. The results of the Miltope’s ruggedized printer product line operations have been included in the consolidated financial statements of the Company since the acquisition date.

The purchase price of the acquisition was $6,732,000 which was funded using existing cash on hand. Of the $6,732,000 purchase price, $500,000 will be held in escrow for twelve months following the acquisition date to provide an indemnity to the Company in the event of any breach in the representation, warranties and covenants of Miltope. The assets acquired consist of all of the assets of the Miltope ruggedized printer product line excluding plant and equipment and personnel. Acquisition related costs of approximately $90,000 are included in the general and administrative expenses in the Company’s consolidated statement of income for the fiscal year ended January 31, 2014. The acquisition was accounted for under the acquisition method in accordance with the guidance provided by FASB ASC 805, “Business Combinations.”

As part of the acquisition, Miltope and Astro-Med have entered into a manufacturing services agreement under which Miltope will provide transition services and continue to manufacture printers for Astro-Med for up to six months until the Company transitions the manufacturing to its West Warwick, Rhode Island facility.

The purchase price of the acquisition has been allocated on the basis of the estimated fair value as follows:

(In thousands)
Accounts Receivable	$713
Inventories	2,503
Identifiable Intangible Assets	3,400
Goodwill	196
Warranty Reserve	(80)

Total Purchase Price	$6,732

Goodwill of $196,000, which is deductible for tax purposes, represents the excess of the purchase price over the estimated fair value assigned to the tangible and identifiable intangible assets acquired and liabilities assumed from Miltope. The carrying amount of the goodwill was allocated to the T&M segment of the Company.

The following table reflects the fair value of the acquired identifiable intangible assets and related estimated useful lives:

(In thousands)	Fair Value	Useful Life (Years)
Customer Contract Relationships	$3,100	10
Backlog	300	1

Total	$3,400

No amortization expense has been included in the income statement for fiscal 2014 in regards to the above acquired intangibles.

Estimated amortization expense for the next five years is as follows:

(In thousands)	2015	2016	2017	2018	2019
Estimated amortization expenses	$702	$357	$349	$331	$278

The following unaudited pro forma information assumes the acquisition of Miltope occurred on either February 1, 2013 or 2012. This information has been prepared for informational purposes only and does not purport to represent the results of operations that would have happened had the acquisition occurred as of the date indicated, nor of future results of operations.

	Years Ended January 31
(In thousands)	2014	2013
Net Revenue	$75,362	$69,453

The impact on net income and earnings per share would not have been material to the Company in either year.

Note 3—Securities Available for Sale

Pursuant to our investment policy, securities available for sale include state and municipal securities with various contractual or anticipated maturity dates ranging from one month to three years. These securities are carried at fair value, with unrealized gains and losses reported as a component of accumulated other comprehensive income, net of taxes in shareholders’ equity until realized. Realized gains and losses from the sale of available for sale securities, if any, are determined on a specific identification basis. A decline in the fair value of any available for sale security below cost that is determined to be other than temporary will result in a write-down of its carrying amount to fair value. No such impairment charges were recorded for any period presented. All short-term investment securities have original maturities greater than 90 days.

The fair value, amortized cost and gross unrealized gains and losses of the securities are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(In thousands)
January 31, 2014
State and Municipal Obligations	$18,729	$37	$—	$18,766

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
January 31, 2013
State and Municipal Obligations	$8,499	$10	$—	$8,509

The contractual maturity dates of these securities are as follows:

	January 31,
	2014	2013
(In thousands)
Less than one year	$11,439	$5,986
One to three years	7,327	2,523

	$18,766	$8,509

Actual maturities are expected to differ from contractual dates as a result of sales or earlier issuer redemptions.

Note 4—Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and include material, labor and manufacturing overhead. The components of inventories are as follows:

	2014	2013
(In thousands)
Materials and Supplies	$10,722	$7,419
Work-in-Progress	852	590
Finished Goods	6,798	5,953

	18,372	13,962
Inventory Reserve	(3,194)	(2,783)

Balance at January 31	$15,178	$11,179

The balance of inventory at January 31, 2014 includes $2,500,000 of inventory related to the acquisition of Miltope.

Included within finished goods inventory is $767,000 and $812,000 of demonstration equipment at January 31, 2014 and 2013, respectively.

Note 5—Accrued Expenses

Accrued expenses consisted of the following:

	January 31,
	2014	2013
(In thousands)
Product replacement cost reserve	$480	$—
Reserve for cash in escrow	—	1,800
Warranty	355	350
Professional fees	269	174
Executive retirement package	250	—
Health insurance reimbursement reserve	75	100
Dealer commissions	55	91
Other	826	649

	$2,310	$3,164

Note 6—Line of Credit

On January 15, 2014, the Company amended its agreement with Wells Fargo Bank to increase the existing line of credit from $5,000,000 to $10,000,000. Borrowings under this line of credit bear interest at either a fluctuating 75 basis points below the base rate, as defined in the agreement, or at a fixed rate 150 basis points above LIBOR. At January 31, 2014, there were no borrowings against this line and the entire line is currently available.

Note 7—Note Receivable and Revolving Line of Credit Issued

On January 30, 2012, we completed the sale of our label manufacturing operations in Asheboro, North Carolina to Label Line Ltd. The net sales price of $1,000,000 was received in the form of a promissory note issued by Label Line Ltd. and is fully secured by a first lien on various collateral, including the Asheboro plant and plant assets. The note bears interest at the United States prime rate as of January 30, 2013 plus 50 basis points (3.75% at January 31, 2014) and is payable in sixteen quarterly installments of principal and interest commencing on January 30, 2013. The Note Receivable is disclosed at its present value on the accompanying consolidated balance sheets. As of January 31, 2014, $690,000 remains outstanding on this note.

The terms of the Asheboro sale also included an agreement for Astro-Med to provide Label Line Ltd. with additional financing in form of a revolving line of credit in the amount of $600,000, which is fully secured by a first lien on various collateral, including the Asheboro plant and plant assets. This line of credit bears interest at a rate equal to the United States prime rate plus an additional margin of two percent of the outstanding credit balance (5.25% at January 31, 2014). Although the initial term was for a period of one-year from the date of the sale, the agreement has been extended through January 31, 2015. As of January 31, 2014, $240,000 remains outstanding on this revolving line of credit.

Note 8—Accumulated Other Comprehensive Income

The changes in the balance of accumulated other comprehensive income by component are as follows:

(In thousands)	Foreign Currency Translation Adjustments	Unrealized Holding Gain on Available for Sale Securities	Total
Balance at January 31, 2012	$106	$15	$121
Other Comprehensive Income (Loss)	60	(8)	52
Amounts reclassified to Net Income	—	—	—

Net Other Comprehensive Income (Loss)	60	(8)	52

Balance at January 31, 2013	166	7	173
Other Comprehensive Income (Loss)	(14)	17	3
Amounts Reclassified to Net Income	—	—	—

Net Other Comprehensive Income (Loss)	(14)	17	3

Balance at January 31, 2014	$152	$24	$176

The amounts presented above in other comprehensive income are net of taxes.

Note 9—Shareholders’ Equity

The number of shares issued of common stock is summarized below:

	2014	2013
Balance at beginning of year	9,031,756	8,956,488
Exercise of employee stock options	210,790	66,313
Restricted stock vesting	42,325	—
Shares issued to employee stock purchase plan	3,989	5,976
Share-based compensation	2,365	2,979

Balance at end of year	9,291,225	9,031,756

Common Stock: During fiscal 2014 the Company did not repurchase any shares of its common stock under the Company’s repurchase program. The Company purchased 110,000 shares of its common stock for $770,000 in fiscal 2013. As of January 31, 2014, the Company’s Board of Directors has authorized the purchase of up to an additional 390,000 shares Company’s common stock on the open market or in privately negotiated transactions.

During fiscal 2014 and 2013, certain of the Company’s employees delivered a total of 66,828 and 20,938 shares respectively, of the Company’s common stock to satisfy the exercise price for stock options exercised and related taxes. The shares delivered were valued at a total of $797,000 and $176,000, respectively and are included with the treasury stock in the accompanying consolidated balance sheet at January 31, 2014 and 2013. These transactions did not impact the number of shares authorized for repurchase under the Company’s current repurchase program.

Astro-Med maintains the following benefit plans involving its common stock:

Stock Plans: Astro-Med has one equity incentive plan (the “Plan”) under which incentive stock options, non-qualified stock options, restricted stock units (“RSUs”), restricted stock awards (“RSAs”) and other equity based awards may be granted to officers and certain employees. An aggregate of 1,000,000 shares were authorized for awards under the Plan. At January 31, 2014, 359,475 shares were available for grant under the Plan. Options granted to employees vest over four years. The exercise price of each stock option will be established at the discretion of the Compensation Committee; however, any incentive stock options granted must be at an exercise price of not less than fair market value at the date of grant. In fiscal year 2013, a portion of the Company’s executive’s long-term incentive compensation was awarded in the form of RSUs. The 2013 RSUs are earned if the Company achieves specific thresholds of net sales and annual operating income as established under the fiscal 2013 Domestic Management Bonus Plan and vest fifty percent on the first anniversary of the grant date and fifty percent on the second anniversary of the grant date provided that the grantee is employed on each vesting date by Astro-Med or an affiliate company. All such RSUs were earned in fiscal 2013 and fifty percent vested in March 2013; the balance will vest in March 2014, subject to the grantee’s continued employment. In April 2013, the Company granted options and RSUs to officers (“2014 RSUs”). Each 2014 RSU will be earned and vest as follows: twenty-five percent of the 2014 RSU vests on the third anniversary of the grant date, fifty percent of the 2014 RSU vests upon the Company achieving its cumulative budgeted net sales target for fiscal years 2014 through 2016 (the “Measurement Period”), and twenty-five percent of the total 2014 RSU vests upon the Company’s achieving a target average annual ORONA (operating income return on net assets as calculated under the Domestic Management Bonus Plan) for the Measurement Period. The grantee may not sell, transfer or otherwise dispose of more than fifty percent of the common stock issued upon vesting of the RSU until the first anniversary of the vesting date.

The Plan provides for an automatic annual grant of ten-year options to purchase 5,000 shares of stock to each non-employee director upon the adjournment of each shareholders’ meeting. Each such option is exercisable at the fair market value as of the grant date and vests immediately prior to the next succeeding shareholders’ meeting. During fiscal 2014 and 2013, 20,000 options, were awarded each year to non-employee directors pursuant to the Plan. In addition to the automatic option grant under Plan, the Company has a Non-Employee Director Annual Compensation Program (the “Program”) which provides that each non-employee director is entitled to an annual cash retainer of $7,000 (the “Cash Retainer”), plus $500 for each Board and committee meeting attended. The non-employee director may elect for any fiscal year to receive all or a portion of the Cash Retainer in the form of common stock of the Company, which will be issued under the Plan. If a non-employee director elects to receive all or a portion of the Cash Retainer in the form of common stock, such shares shall be issued in four quarterly installments on the first day of each fiscal quarter, and the number of shares of common stock to be issued shall be based on the fair market value of such common stock on the date such installment is payable. The common stock received in lieu of such Cash Retainer will be fully vested. However, a non-employee director who receives common stock in lieu of all or a portion of the Cash Retainer may not sell, transfer, assign, pledge or otherwise encumber the common stock prior to the first anniversary of the date on which such shares were issuable. In the event of the death or disability of a nonemployee director, or a change in control of the Company, any shares of common stock issued in lieu of such Cash Retainer, shall no longer be subject to such restrictions on transfer.

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

Stock Options:

Aggregated information regarding stock options granted under the Plan is summarized below:

	Number of Shares	Option Price Per Share	Weighted Average Option Price Per Share
Options Outstanding, January 31, 2013	916,612	$2.40-11.90	$8.46
Options Granted	56,800	$10.50-10.60	$10.54
Options Exercised	(210,790)	$2.40-11.90	$8.33
Options Expired	(25,975)	$2.40-11.90	$9.42

Options Outstanding, January 31, 2014	736,647	$5.78-11.90	$8.63

Options Exercisable, January 31, 2014	570,324	$5.78-11.90	$8.57

Set forth below is a summary of options outstanding at January 31, 2014:

Outstanding				Exercisable
Range of Exercise prices	Options	Weighted Average Exercise Price	Remaining Contractual Life	Options	Weighted Average Exercise Price
$5.78-8.73	500,422	$7.66	4.7	390,299	$7.57
$8.74-11.90	236,225	$10.68	4.7	180,025	$10.73

	736,647			570,324

The fair value of each stock option granted was estimated on the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Years Ended January 31,
	2014	2013
Risk-free interest rate	0.81%-0.84%	0.62%-1.20%
Expected life (years)	5	5
Expected volatility	38.07%-38.46%	38.74%-39.46%
Expected dividend yield	2.63%	3.41-3.46%

The weighted average fair value of options granted during fiscal 2014 and 2013 was $2.79 and $2.02, respectively. As of January 31, 2014, there was $250,000 of unrecognized compensation expense related to the unvested stock options granted under the plans. The expense is to be recognized over a weighted average of two years.

As of January 31, 2014, the aggregate intrinsic value (the aggregate difference between the closing stock price of the Company’s common stock on January 31, 2014, and the exercise price of the outstanding options) that would have been received by the option holders if all options had been exercised was $2,905,000 for all exercisable options and $3,707,000 for all options outstanding. The weighted average remaining contractual terms for these options are 3.6 years for options that are exercisable and 4.7 years for all options outstanding. The total aggregate intrinsic value of options exercised during fiscal 2014 and 2013 was $706,000 and $241,000, respectively.

Restricted Stock Units (RSUs) and Restricted Stock Awards (RSAs)

Aggregated information regarding RSUs and RSAs granted under the Plan is summarized below:

	RSAs & RSUs	Weighted Average Grant Date Fair Value
Outstanding at January 31, 2013	96,900	$8.10
Granted	57,544	10.14
Vested	(46,798)	8.27
Expired or canceled	(1,150)	8.35

Outstanding at January 31, 2014	106,496	$9.12

As of January 31, 2014, there was $375,000 of unrecognized compensation expense related to unvested RSUs and RSAs.

Share-based compensation expense has been recognized as follows:

	Years Ended January 31,
	2014	2013
(In thousands)
Stock Options	$192	$163
Restricted Stock Awards and Restricted Stock Units	370	317

Total	$562	$480

Employee Stock Purchase Plan (ESPP): Astro-Med’s ESPP allows eligible employees to purchase shares of common stock at a 15% discount from fair market value on the date of purchase. A total of 247,500 shares were initially reserved for issuance under this plan. Summarized plan activity is as follows:

	Years Ended January 31,
	2014	2013
Shares reserved, beginning	64,231	70,207
Shares purchased	(3,989)	(5,976)

Shares reserved, ending	60,242	64,231

Employee Stock Ownership Plan: Astro-Med has an Employee Stock Ownership Plan (ESOP) providing retirement benefits to all eligible employees. Annual contributions in amounts determined by the Company’s Board of Directors are invested by the ESOP’s Trustees in shares of common stock of Astro-Med. Contributions may be in cash or stock. Astro-Med’s contributions (paid or accrued) amounted to $100,000 in both fiscal 2014 and 2013 and were recorded as compensation expense. All shares owned by the ESOP have been allocated to participants.

Note 10—Income Taxes

The components of income from continuing operations before income taxes are as follows:

	Years Ended January 31,
	2014	2013
(In thousands)
Domestic	$537	$1,850
Foreign	875	1,035

	$1,412	$2,885

The components of the provision (benefit) for income taxes from continuing operations are as follows:

	Years Ended January 31,
	2014	2013
(In thousands)
Current:
Federal	$930	$425
State	179	(237)
Foreign	297	366

	1,406	554

Deferred:
Federal	(1,044)	253
State	(174)	38
Foreign	(13)	2

	(1,231)	293

	$175	$847

The provision (benefit) for income taxes from continuing operations differs from the amount computed by applying the statutory federal income tax rate of 34% in fiscal 2014 and 35% in fiscal 2013 to income before income taxes due to the following:

	Years Ended January 31,
	2014	2013
(In thousands)
Income tax provision at statutory rate	$480	$1,010
State taxes, net of federal tax effect	(74)	114
Change in valuation allowance	27	(49)
Change in reserves related to ASC 740 liability	(59)	(197)
Meals and entertainment	38	55
Domestic production deduction	(30)	(60)
Share-based compensation	36	26
Tax-exempt income	(22)	(16)
R&D credits	(114)	(106)
Foreign rate differential	(26)	(22)
Other permanent differences and miscellaneous, net	(81)	92

	$175	$847

The components of deferred income tax expense arise from various temporary differences and relate to items included in the statement of income. The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and liabilities are as follows:

	January 31,
	2014	2013
(In thousands)
Deferred Tax Assets:
Inventory	$1,792	$1,258
Stock-Based Compensation	535	403
State R&D Credits	258	231
Compensation Accrual	493	349
ASC 740 Liability Federal Benefit	290	361
Deferred Service Contract Revenue	181	106
Warranty Reserve	137	135
Reserve for Doubtful Accounts	127	117
Foreign Tax Credit	213	—
Other	119	166

	4,145	3,126
Deferred Tax Liabilities:
Accumulated Tax Depreciation in Excess of Book Depreciation	830	532
Deferred Gain on Asset Held for Sale	897	—
Currency Translation Adjustment	173	189
Other	78	63

	1,978	784

Subtotal	2,167	2,342
Valuation Allowance	(258)	(231)

Net Deferred Tax Assets	$1,909	$2,111

In fiscal 2014, we reclassified $1,151,000 from non-current liabilities of discontinued operations to deferred taxes.

At January 31, 2014, we have state net operating loss carryforwards of $392,000, which can be used to offset future tax liabilities and expire at various dates beginning in fiscal 2014.

The valuation allowance at January 31, 2014 relates to certain state research and development tax credit carryforwards which are expected to expire unused. The change in the valuation allowance in 2014 is an increase of approximately $27,000 and represents an increase in the reserve due to the generation of research and development credits during the current year, net of federal benefit. The change in the valuation allowance in 2013 was a decrease of approximately $49,000 and represents a reduction in the reserve due to the expiration of research and development credit expensed during the year net of federal benefits.

The Company reasonably believes that it is possible that some unrecognized tax benefits, accrued interest and penalties could decrease income tax expense in the next year due to either the review of previously filed tax returns or the expiration of certain statutes of limitation. A reconciliation of unrecognized tax benefits, excluding interest and penalties follows:

	2014	2013
(In thousands)
Balance at February 1	$941	$780
Increases in prior period tax positions	31	16
Increases in current period tax positions	42	386
Reductions related to lapse of statute of limitations	(299)	(241)

Balance at January 31	$715	$941

If the $715,000 is recognized, $425,000 would decrease the effective tax rate in the period in which each of the benefits is recognized and the remainder would be offset by a reversal of deferred tax assets.

During fiscal 2014 and 2013 the Company recognized $68,000 of expense and $105,000 of benefit, respectively, related to interest and penalties, which are included as a component of income tax expense in the accompanying statement of income. At January 31, 2014 and 2013, the Company had accrued potential interest and penalties of $416,000 and $348,000, respectively.

The Company and its subsidiaries file income tax returns in U.S. federal jurisdictions, various state jurisdictions, and various foreign jurisdictions. The Company is no longer subject to U.S. federal examinations prior to 2010.

On September 13, 2013, the Treasury Department and the Internal Revenue Service released final regulations that provided guidance on the application of IRC Section 263(a) for amounts paid to acquire, produce, or improve tangible property, as well as the rules for materials and supplies and proposed regulations addressing dispositions and general asset accounts. The final regulations are generally effective for tax years beginning on or after January 1, 2014. We are currently evaluating the impact of these new regulations and do not expect them to have a material impact to our financial statements.

At January 31, 2014, the Company has indefinitely reinvested $3,462,000 of the cumulative undistributed earnings of its foreign subsidiary in Germany, all of which would be subject to U.S. taxes if repatriated to the U.S. Through January 31, 2014, the Company has not provided deferred income taxes on the undistributed earnings of this subsidiary because such earnings are considered to be indefinitely reinvested. Non-U.S. income taxes are, however, provided on these undistributed earnings.

Note 11—Contractual Obligations

The following table summarizes our contractual obligations:

	Total	2015	2016	2017	2018	2019 and Thereafter
(In thousands)
Purchase Commitments*	$12,134	$11,027	$909	$198	$—	$—
Operating Lease Obligations	607	311	164	80	52	—

	$12,741	$11,338	$1,073	$278	$52	$—

*	Purchase commitments consists primarily of inventory and equipment purchase orders made in the ordinary course of business.

The Company incurred rent and lease expenses in the amount of $599,000 and $607,000 for the fiscal years 2014 and 2013, respectively.

Note 12—Nature of Operations, Segment Reporting and Geographical Information

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

On January 31, 2013, the Company completed the sale of substantially all of the assets of its Grass Technologies Product Group (Grass) in order to focus on its existing core businesses. Grass produced a range of instrumentation equipment and supplies for clinical neurophysiology (EEG and epilepsy monitoring), polysomnography (PSG—Sleep Monitoring) and biomedical research applications used by universities, medical centers and companies engaged in a variety of clinical and research activities. Consequently, the Company has classified the results of operations of Grass as discontinued operations for all periods presented. Refer to Note 19 for further details.

The accounting policies of the reporting segments are the same as those described in the summary of significant accounting policies herein. The Company evaluates segment performance based on the segment profit before corporate and financial administration expenses.

Summarized below are the Net Sales and Segment Operating Profit (both in dollars and as a percentage of Net Sales) for each reporting segment:

($ in thousands)	Net Sales		Segment Operating Profit		Segment Operating Profit % of Net Sales
	2014	2013	2014	2013	2014	2013
T&M	$19,527	$17,636	$2,655	$3,109	13.6%	17.6%
QuickLabel	49,065	43,588	5,154	4,380	10.5%	10.0%

Total	$68,592	$61,224	7,809	7,489	11.4%	12.2%

Product Replacement Costs			672	—
Corporate Expenses			5,604	4,563

Operating Income			1,533	2,926
Other Expense			121	41

Income from Continuing Operations Before Income Taxes			1,412	2,885
Income Tax Provision for Continuing Operations			175	847

			1,237	2,038
Income from Discontinued Operations, Net of Taxes			1,975	8,729

Net Income			$3,212	$10,767

No customer accounted for greater than 10% of net sales in fiscal 2014 and 2013.

Other information by segment is presented below:

(In thousands)	Assets
	2014	2013
T&M	$17,049	$10,493
QuickLabel	25,306	23,468
Discontinued Operations	3,917	3,131
Corporate*	31,692	42,821

Total	$77,964	$79,913

*	Corporate assets consist principally of cash and cash equivalents, securities available for sale, and building held for sale.

(In thousands)	Depreciation and Amortization		Capital Expenditures
	2014	2013	2014	2013
T&M	$640	$435	$585	$383
QuickLabel	639	710	543	398
Discontinued Operations	—	186	—	68

Total	$1,279	$1,331	$1,128	$849

Geographical Data

Presented below is selected financial information by geographic area:

(In thousands)	Net Sales		Long-Lived Assets
	2014	2013	2014	2013
United States	$48,679	$44,613	$10,115	$6,741
Europe	14,909	12,324	538	609
Canada	2,569	2,136	339	438
Asia	1,167	910	—	—
Central and South America	908	752	—	—
Other	360	489	—	—

Total	$68,592	$61,224	$10,992	$7,788

Long-lived assets excludes goodwill assigned to the T&M segment of $1.0 and $0.7 million at January 31, 2014 and 2013, respectively.

Note 13—Profit-Sharing Plan

Along with the ESOP described in Note 9, Astro-Med sponsors a Profit-Sharing Plan (the “Plan”) which provides retirement benefits to all eligible domestic employees. The Plan allows participants to defer a portion of their cash compensation and contribute such deferral to the Plan through payroll deductions. The Company makes matching contributions up to specified levels. The deferrals are made within the limits prescribed by Section 401(k) of the Internal Revenue Code.

All contributions are deposited into trust funds. It is the policy of the Company to fund any contributions accrued. The Company’s annual contribution amounts are determined by the Board of Directors. Contributions paid or accrued amounted to $251,000 and $261,000 in fiscal 2014 and 2013, respectively.

Note 14—Product Warranty Liability

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

	January 31,
	2014	2013
(In thousands)
Balance, beginning of the year	$350	$343
Warranties issued	447	783
Settlements made	(442)	(776)

Balance, end of the year	$355	$350

Note 15—Product Replacement Costs

In April 2013, tests conducted by the Company revealed that one of its suppliers had been using non-conforming part in certain models of Astro-Med’s Test & Measurement printers. No malfunctions have been reported by customers as a result of the non-conforming material.

Upon identifying this issue, Astro-Med immediately suspended production of the printers, notified all customers and contacted the supplier who confirmed the problem. Astro-Med is working with its customers to replace the non-conforming material on existing printers with conforming material and will do this on a gradual basis over several months. The estimated costs associated with the replacement program were $672,000, which was based upon the number of printers shipped during the period the non-conforming material was used. Those costs were recognized and recorded in the first quarter of fiscal 2014 and are included in cost of sales in the accompanying consolidated statement of income for the fiscal year ended January 31, 2014. The Company has settled $192,000 in recovery expenses as of January 31, 2014 and the related remaining reserve amount of $480,000 is included in Other Accrued Expenses in the accompanying condensed consolidated balance sheet dated January 31, 2014.

Astro-Med is currently receiving power supplies with compliant materials and has resumed printer production and shipments to customers.

Since the supplier deviated from the agreed upon specifications for the power supply while providing certificates of conformance to the original specifications, in January 2014, Astro-Med received a $450,000 settlement from the supplier for recovery of the costs and expense associated with this issue. This settlement was recorded in cost of sales in the accompanying consolidated statement of income for the fiscal year ended January 31, 2014. In addition to this cash settlement, the Company will receive lower product prices from the supplier for a period of three years.

Note 16—Concentration of Risk

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

Note 17—Commitments and Contingencies

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

Note 18—Fair Value Measurements

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

Assets measured at fair value on a recurring basis are summarized below:

January 31, 2014	Level 1	Level 2	Level 3	Total
(In thousands)
Money market funds (included in cash and cash equivalents)	$4,734	$—	$—	$4,734
State and municipal obligations (included in securities available for sale)	—	18,766	—	18,766

Total	$4,734	$18,766	$—	$23,500

January 31, 2013	Level 1	Level 2	Level 3	Total
(In thousands)
Money market funds (included in cash and cash equivalents)	$8,784	$—	$—	$8,784
State and municipal obligations (included in securities available for sale)	8,509	—	—	8,509

Total	$17,293	$—	$—	$17,293

At the beginning of fiscal 2014, we transferred our investments in state and municipal obligations from Level 1 to Level 2 to more accurately reflect the inputs used in valuation pursuant to ASC 820.

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

Note 19—Discontinued Operations

On January 31, 2013, the Company completed the sale of substantially all of the assets of its Grass Technologies Product Group (Grass) which manufactured polysomnography and electroencephalography systems and related accessories and propriety electrodes for use in both research and clinical settings. The assets sold consisted primarily of working capital (exclusive of inventory and accounts payable related to manufacturing), the engineering, sales and support workforce, intellectual property and certain other related assets. The proceeds from the sale consisted of $18.6 million in cash, of which $16.8 million was recognized in fiscal 2013 and the remaining $1.8 million, which was held in escrow following the closing date of the transaction, was recognized in fiscal 2014.

As part of this transaction, Astro-Med entered into a Transition Service Agreement (TSA) with the purchaser in which the Company has provided transition services and continued to manufacture Grass products for the purchaser through January 31, 2014, at which time the purchaser was obligated to acquire the remaining inventory. The Company determined that cash flows from this activity were not and will not be material to its recurring operations. At January 31, 2014, the Company has completed its responsibility under the TSA, closed its Rockland facility which is in the process of being sold (as described below) and terminated substantially all employees related to Grass.

As a result of the above, the Company has classified the results of operations of the Grass Technologies Product Group as a discontinued operation for all periods presented.

Results for discontinued operations are as follows:

	2014	2013
(In thousands)
Net Sales	$8,401	$19,195
Cost of Sales	$7,353	$9,072
Gross Profit	$1,048	$10,123

Operating Expenses	$96	$6,205
Income from Discontinued Operations	$952	$3,918

Gain on Sale of Assets of Discontinued Operations	$1,800	$10,162
Income Tax Expense	$777	$5,351
Income from Discontinued Operations	$1,975	$8,729

Included in the above calculation of the Gain on Sale of Assets of Discontinued Operations for 2013 is a charge of $779,000 related to the impairment of the Grass Technologies Product Group facility located in Rockland, Massachusetts. The impairment charge was based on the fair value of the facility, less costs to sell, using market values for similar properties which is a Level 2 measurement in the fair value hierarchy discussed in Note 18. In February 2014, the Company entered into a purchase and sale agreement to sell the property to an independent buyer and this transaction is expected to close in April 2014. As a result, the property is currently disclosed at its fair market value and is classified as an asset held for sale in the accompanying balance sheet for the period ended January 31, 2014.

ASTRO-MED, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

Description	Balance at Beginning of Year	Provision Charged to Operations	Deductions(2)	Balance at End of Year
Allowance for Doubtful Accounts(1):
(In thousands)
Year Ended January 31,
2014	$345	$119	$(94)	$370
2013	$356	$70	$(81)	$345

(1)	The allowance for doubtful accounts has been netted against accounts receivable as of the respective balance sheet dates.
(2)	Uncollectible accounts written off, net of recoveries, also includes foreign exchange adjustment.