Form 10-Q
period 2014-05-03
ASTRO MED INC /NEW/
filed 2014-06-04
CIK 8146

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 3, 2014

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

Common Stock, $.05 Par Value – 7,679,142 shares

(excluding treasury shares) as of May 23, 2014

ASTRO-MED, INC.

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ASTRO-MED, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, Except Share Data)

	May 3, 2014	January 31, 2014
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$10,140	$8,341
Securities Available for Sale	18,455	18,766
Accounts Receivable, net	12,844	11,366
Inventories	16,181	15,178
Deferred Tax Assets	1,677	1,673
Restricted Cash	—	1,800
Line of Credit Receivable	220	240
Note Receivable	250	250
Asset Held for Sale	2,120	2,120
Prepaid Expenses and Other Current Assets	3,709	1,383
Current Assets of Discontinued Operations	—	3,917

Total Current Assets	65,596	65,034
PROPERTY, PLANT AND EQUIPMENT	35,306	34,960
Less Accumulated Depreciation	(27,743)	(27,368)

Property, Plant and Equipment, net	7,563	7,592
OTHER ASSETS
Note Receivable	440	440
Deferred Tax Asset	270	313
Intangible Assets	3,224	3,400
Goodwill	991	991
Other	195	194

Total Other Assets	5,120	5,338

TOTAL ASSETS	$78,279	$77,964

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts Payable	$2,480	$2,374
Accrued Compensation	2,191	3,130
Other Liabilities and Accrued Expenses	3,791	2,310
Deferred Revenue	445	454
Income Taxes Payable	12	788
Current Liabilities of Discontinued Operations	—	836

Total Current Liabilities	8,919	9,892
Long Term Obligations	167	250
Deferred Tax Liabilities	97	77
Other Long Term Liabilities	1,008	1,131

TOTAL LIABILITIES	10,191	11,350
SHAREHOLDERS’ EQUITY
Common Stock, $0.05 Par Value, Authorized 13,000,000 shares; Issued 9,455,263 shares and 9,291,225 shares at May 3, 2014 and January 31, 2014, respectively	473	465
Additional Paid-in Capital	42,644	41,235
Retained Earnings	37,797	37,201
Treasury Stock, at Cost, 1,776,121 shares and 1,730,042 shares at May 3, 2014 and January 31, 2014, respectively	(13,091)	(12,463)
Accumulated Other Comprehensive Income	265	176

TOTAL SHAREHOLDERS’ EQUITY	68,088	66,614

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$78,279	$77,964

See Notes to condensed consolidated financial statements (unaudited).

ASTRO-MED, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, Except Per Share Data)

(Unaudited)

	Three Months Ended
	May 3, 2014	May 4, 2013
Net Sales	$20,774	$15,485
Cost of Sales	12,139	9,708
Product Replacement Related Costs	—	672

Gross Profit	8,635	5,105
Operating Expenses:
Selling and Marketing	4,374	3,572
Research and Development	1,371	1,113
General and Administrative	1,191	1,142

Operating Expenses	6,936	5,827

Operating Income (Loss)	1,699	(722)
Other Income (Expense), net	(121)	(36)

Income from Continuing Operations before Income Taxes	1,578	(758)
Income Tax Provision (Benefit) for Continuing Operations	449	(319)

Income (Loss) from Continuing Operations	1,129	(439)
Loss from Discontinued Operations, Net of Tax Benefit of $7	—	(10)

Net Income (Loss)	$1,129	$(449)

Net Income (Loss) per Common Share—Basic:
From Continuing Operations	$0.15	$(0.06)
From Discontinued Operations	—	—

Net Income (Loss) Per Common Share—Basic	$0.15	$(0.06)

Net Income (Loss) per Common Share—Diluted:
From Continuing Operations	$0.14	$(0.06)
From Discontinued Operations	—	—

Net Income (Loss) Per Common Share—Diluted	$0.14	$(0.06)

Weighted Average Number of Common Shares Outstanding:
Basic	7,601	7,401
Diluted	7,848	7,401

Dividends Declared Per Common Share	$0.07	$0.07

See Notes to condensed consolidated financial statements (unaudited).

ASTRO-MED, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In Thousands)

(Unaudited)

	Three Months Ended
	May 3, 2014	May 4, 2013
Net Income (Loss)	$1,129	$(449)
Other Comprehensive Income (Loss), Net of Taxes and Reclassification Adjustments:
Foreign Currency Translation Adjustments	92	(154)
Unrealized Holding Loss Arising During the Period	(3)	(1)

Other Comprehensive Income (Loss)	89	(155)

Comprehensive Income (Loss)	$1,218	$(604)

See Notes to condensed consolidated financial statements (unaudited).

ASTRO-MED, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Three Months Ended
	May 3, 2014	May 4, 2013
Cash Flows from Operating Activities:
Net Income (Loss)	$1,129	$(449)
Adjustments to Reconcile Net Income to Net Cash Used by Operating Activities:
Depreciation and Amortization	512	310
Share-Based Compensation	131	161
Deferred Income Tax Provision	59	21
Changes in Assets and Liabilities:
Accounts Receivable	(166)	(224)
Inventories	(1,003)	(1,049)
Income Taxes	(731)	(5,077)
Accounts Payable and Accrued Expenses	(1,691)	(431)
Other	(735)	(235)

Net Cash Used by Operating Activities	(2,495)	(6,973)
Cash Flows from Investing Activities:
Proceeds from Sales/Maturities of Securities Available for Sale	2,880	1,935
Purchases of Securities Available for Sale	(2,574)	(13,527)
Release of Funds Held in Escrow From Sale of Grass	1,800	—
Proceeds Received on Disposition of Grass Inventory	2,355	—
Additions to Property, Plant and Equipment	(292)	(113)

Net Cash Provided (Used) by Investing Activities	4,169	(11,705)
Cash Flows from Financing Activities:
Proceeds from Common Shares Issued Under Employee Benefit Plans and Employee Stock Option Plans, Net of Payment of Minimum Tax Withholdings	658	391
Dividends Paid	(533)	(521)

Net Cash Provided (Used) by Financing Activities	125	(130)
Net Increase (Decrease) in Cash and Cash Equivalents	1,799	(18,808)
Cash and Cash Equivalents, Beginning of Period	8,341	30,999

Cash and Cash Equivalents, End of Period	$10,140	$12,191

Supplemental Disclosures of Cash Flow Information:
Cash Paid During the Period for Income Taxes, Net of Refunds	$1,471	$4,755

See Notes to condensed consolidated financial statements (unaudited).

ASTRO-MED, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(1) Overview

Headquartered in West Warwick, Rhode Island, Astro-Med Inc. designs, develops, manufactures and distributes a broad range of specialty printers and data acquisition and analysis systems. Our products are distributed through our own sales force and authorized dealers in the United States. We also sell to customers outside of the United States primarily through our Company offices in Canada and Europe as well as with independent dealers and representatives. Astro-Med, Inc. products are sold under the brand names Astro-Med ® Test & Measurement and QuickLabel ® Systems and are employed around the world in a wide range of aerospace, apparel, automotive, avionics, chemical, computer peripherals, communications, distribution, food and beverage, general manufacturing, packaging and transportation.

Unless otherwise indicated, references to “Astro-Med,” the “Company,” “we,” “our,” and “us” in this Quarterly Report on Form 10-Q refer to Astro-Med, Inc. and its consolidated subsidiaries.

(2) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by Astro-Med pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments consisting of normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the results of the interim periods included herein. These financial statements do not include all disclosures associated with annual financial statements and, accordingly, should be read in conjunction with footnotes contained in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2014.

On January 31, 2013, the Company completed the sale of substantially all of the assets of its Grass Technologies Product Group (Grass). Consequently, the Company has classified the results of operations of its Grass segment as discontinued operations for the first quarter fiscal 2014 period presented. Refer to Note 15, “Discontinued Operations,” for further details.

On January 22, 2014, Astro-Med completed the acquisition of the ruggedized printer product line from Miltope Corporation (Miltope). Astro-Med’s ruggedized printer product line is part of the Test & Measurement (T&M) product group and is reported as part of the T&M segment. The results of the Miltope’s ruggedized printer product line operations have been included in the condensed consolidated financial statements of the Company for the first quarter fiscal 2015. Refer to Note 4, “Acquisition,” for further details.

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

(4) Acquisition

On January 22, 2014, Astro-Med completed the acquisition of the Ruggedized Printer Product line from Miltope Corporation (Miltope), a company of VT Systems, which is engaged in the design, development, manufacture and testing of ruggedized computers and computer peripheral equipment for military, industry and commercial applications. Astro-Med’s ruggedized printer product line is part of the Test & Measurement (T&M) product group and is reported as part of the T&M segment. The results of the Miltope’s ruggedized printer product line operations have been included in the condensed consolidated financial statements for the first quarter fiscal 2015 as presented.

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

The following unaudited pro forma information assumes the acquisition of Miltope occurred on February 1, 2013. This information has been prepared for informational purposes only and does not purport to represent the results of operations that would have happened had the acquisition occurred as of the date indicated, nor of future results of operations.

Three Months Ended May 4, 2013
(In thousands)
Net Revenue	$17,485

The impact on net income and earnings per share would not have been material to the Company in fiscal 2014.

(5) Net Income (Loss) Per Common Share

Basic net income per share is calculated by dividing net income by the weighted average number of shares outstanding during the period. Diluted net income per share is calculated by dividing net income by the weighted average number of shares and, if dilutive, common equivalent shares for stock options, restricted stock awards and restricted stock units outstanding during the period. A reconciliation of the shares used in calculating basic and diluted net income (loss) per share is as follows:

	Three Months Ended
	May 3, 2014	May 4, 2013
Weighted Average Common Shares Outstanding—Basic	7,600,780	7,401,465
Effect of Dilutive Options, Restricted Stock Awards and Restricted Stock Units	247,520	—

Weighted Average Common Shares Outstanding—Diluted	7,848,300	7,401,465

For the three months ended May 3, 2014 and May 4, 2013, the diluted per share amounts do not reflect common equivalent shares outstanding of 75,600 and 155,900, respectively, because their effect would have been anti-dilutive, as the exercise price was greater than the average market price of the underlying stock during the period presented.

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

(6) Share-Based Compensation

Astro-Med has one equity incentive plan (the “Plan”) under which incentive stock options, non-qualified stock options, restricted stock units (“RSUs”), restricted stock awards (“RSAs”) and other equity based awards may be granted to directors, officers and certain employees. An aggregate of 1,000,000 shares were authorized for awards under the Plan. At May 3, 2014, 290,609 shares were available for grant under the Plan. Options granted to employees vest over four years. The exercise price of each stock option will be established at the discretion of the Compensation Committee; however, any incentive stock options granted must be at an exercise price of not less than fair market value at the date of grant. In fiscal year 2013, a portion of the Company’s executive’s long-term incentive compensation was awarded in the form of RSUs (“2013 RSUs”). The 2013 RSUs were earned based on the Company achieving specific thresholds of net sales and annual operating income as established under the fiscal 2013 Domestic Management Bonus Plan and vested fifty percent on the first anniversary of the grant date and fifty percent on the second anniversary of the grant date provided that the grantee was employed on each vesting date by Astro-Med or an affiliate company. All such 2013 RSUs were earned and vested as of March 2014. In April 2013, the Company granted options and RSUs to officers (“2014 RSUs”). Each 2014 RSU will be earned and vest as follows: twenty-five percent of the 2014 RSU vests on the third anniversary of the grant date, fifty percent of the 2014 RSU vests upon the Company achieving its cumulative budgeted net sales target for fiscal years 2014 through 2016 (the “Measurement Period”), and twenty-five percent of the total 2014 RSU vests upon the Company’s achieving a target average annual ORONA (operating income return on net assets as calculated under the Domestic Management Bonus Plan) for the Measurement Period. The grantee may not sell, transfer or otherwise dispose of more than fifty percent of the common stock issued upon vesting of the RSU until the first anniversary of the vesting date.

The Plan provides for an automatic annual grant of ten-year options to purchase 5,000 shares of stock to each non-employee director upon the adjournment of each shareholders’ meeting. Each such option is exercisable at the fair market value as of the grant date and vests immediately prior to the next succeeding shareholders’ meeting. In addition to the automatic option grant under Plan, the Company has a Non-Employee Director Annual Compensation Program (the “Program”) which provides that each non-employee director is entitled to an annual cash retainer of $7,000 (the “Annual Cash Retainer”), plus $500 for each Board and committee meeting attended. In addition, effective August 1, 2014, the Chairman of the Board will receive an annual retainer of $6,000 and the Chair of the Audit Committee and Compensation Committee will each receive an annual retainer of $4,000 each (“Chair Retainer”). The non-employee director may elect for any fiscal year to receive all or a portion of the Annual Cash Retainer and/or Chair Retainer (collectively the “Cash Retainer”) in the form of common stock of the Company, which will be issued under the Plan. If a non-employee director elects to receive all or a portion of the Cash Retainer in the form of common stock, such shares shall be issued in four quarterly installments on the first day of each fiscal quarter, and the number of shares of common stock to be issued shall be based on the fair market value of such common stock on the date such installment is payable. The common stock received in lieu of such Cash Retainer will be fully vested. However, a non-employee director who receives common stock in lieu of all or a portion of the Cash Retainer may not sell, transfer, assign, pledge or otherwise encumber the common stock prior to the first anniversary of the date on which such shares were issuable. In the event of the death or disability of a nonemployee director, or a change in control of the Company, any shares of common stock issued in lieu of such Cash Retainer, shall no longer be subject to such restrictions on transfer and/or Chair Retainer (collectively the “Cash Retainer”).

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

Share-based compensation expense was recognized as follows:

	Three Months Ended
	May 3, 2014	May 4, 2013
(In thousands)
Stock Options	$54	$46
Restricted Stock Awards and Restricted Stock Units	77	115

Total	$131	$161

Stock Options

The fair value of stock options granted during the three months ended May 3, 2014 and May 4, 2013 was estimated using the following assumptions:

	Three Months Ended
	May 3, 2014	May 4, 2013
Risk Free Interest Rate	1.6%	0.8%
Expected Volatility	26.8%	38.5%
Expected Life (in years)	5.0	5.0
Dividend Yield	2.0%	2.6%

The weighted average fair value per share for options granted was $2.93 during the first quarter of fiscal 2015 as compared to $2.79 during the first quarter of fiscal 2014.

Aggregated information regarding stock options granted under the Plan for the three months ended May 3, 2014 is summarized below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Outstanding at January 31, 2014	736,647	$8.63	4.7	$3,707,000
Granted	75,600	14.20
Exercised	(152,789)	8.71
Expired or canceled	(8,986)	8.70

Outstanding at May 3, 2014	650,472	$9.26	5.8	$2,324,921

Exercisable at May 3, 2014	452,599	$8.50	4.4	$1,878,835

As of May 3, 2014, there was $419,000 of unrecognized compensation expense related to unvested options, which will be recognized through March 2018.

Restricted Stock Units (RSUs) and Restricted Stock Awards (RSAs)

Aggregated information regarding RSUs and RSAs granted under the Plan for the three months ended May 3, 2014 is summarized below:

	RSAs & RSUs	Weighted Average Grant Date Fair Value
Unvested at January 31, 2014	106,496	$9.12
Granted	—	—
Vested	(15,618)	8.53
Forfeited	(5,834)	10.07

Unvested at May 3, 2014	85,044	$9.16

As of May 3, 2014, there was $300,000 of unrecognized compensation expense related to unvested RSUs and RSAs which will be recognized through April 2016.

Employee Stock Purchase Plan

Astro-Med has an Employee Stock Purchase Plan allowing eligible employees to purchase shares of common stock at a 15% discount from fair value on the date of purchase. A total of 247,500 shares were reserved for issuance under this plan. During the quarter ended May 3, 2014 and May 4, 2013, there were 815 and 1,212 shares respectively, purchased under this plan. As of May 3, 2014, 59,427 shares remain available.

(7) Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and include material, labor and manufacturing overhead. The components of inventories are as follows:

	May 3, 2014	January 31, 2014
(In thousands)
Materials and Supplies	$10,257	$10,722
Work-In-Process	1,657	852
Finished Goods	7,764	6,798

	19,678	18,372
Inventory Reserve	(3,497)	(3,194)

	$16,181	$15,178

(8) Income Taxes

The Company’s effective tax rates for income (loss) from continuing operations based on the projected effective tax rate for the full year, are as follows:

Three Months Ended
Fiscal 2015	28.5%
Fiscal 2014	(42.1)%

During the first quarter of fiscal 2015, the Company recognized an income tax expense of approximately $449,000 which included an expense of $549,000 on the quarter’s pretax income and a benefit of $100,000 related to the favorable resolution of a previously uncertain tax position. During the first quarter of fiscal 2014, the Company recognized an income tax benefit on the loss from continuing operations of approximately $319,000.

As of May 3, 2014, the Company’s cumulative unrecognized tax benefits totaled $651,000 compared to $715,000 as of January 31, 2014.

(9) Note Receivable and Line of Credit Issued

On January 30, 2012, the Company completed the sale of its label manufacturing operations in Asheboro, North Carolina to Label Line Ltd. The net sale price of $1,000,000 was received in the form of a promissory note issued by Label Line Ltd. and is fully secured by a first lien on various collateral, including the Asheboro plant and plant assets. The note bears interest at 3.75% is payable in sixteen quarterly installments of principal and interest commencing on January 30, 2013. The Note Receivable is disclosed at its present value on the accompanying condensed consolidated balance sheets. As of May 3, 2014, $690,000 remains outstanding on this note.

The terms of the Asheboro sale also included an agreement for Astro-Med to provide Label Line Ltd. with additional financing in the form of a revolving line of credit in the amount of $600,000. This line of credit is fully secured by a first lien on various collateral of Label Line Ltd., including the Asheboro plant and plant assets and bears interest at a rate equal to the United States prime rate plus an additional margin of two percent of the outstanding credit balance. Although the initial term was for a period of one-year from the date of the sale, the agreement has been extended through January 31, 2015. As of May 3, 2014, $220,000 remains outstanding on this revolving line of credit.

(10) Segment Information

Astro-Med reports two segments consistent with its sales product groups: QuickLabel Systems (QuickLabel) and Test & Measurement (T&M). On January 31, 2013, the Company completed the sale of substantially all of the assets of its Grass Technologies Product Group (Grass) in order to focus on its existing core businesses. Consequently, the Company has classified the results of operations of Grass as discontinued operations for the first quarter of fiscal 2014. Refer to Note 14, “Discontinued Operations” for a further discussion.

The Company evaluates segment performance based on the segment profit before corporate expenses.

Summarized below are the Net Sales and Segment Operating Profit for each reporting segment:

	Three Months Ended
	Net Sales		Segment Operating Profit
(In thousands)	May 3, 2014	May 4, 2013	May 3, 2014	May 4, 2013
QuickLabel	$14,423	$11,396	$2,198	$891
T&M	6,351	4,089	692	201

Total	$20,774	$15,485	2,890	1,092

Product Replacement Related Costs			—	672
Corporate Expenses			1,191	1,142

Operating Income (Loss)			1,699	(722)
Other Income (Expense)—Net			(121)	(36)

Income (Loss) From Continuing Operations Before Income Taxes			1,578	(758)
Income Tax Provision (Benefit)			449	(319)

			1,129	(439)
Loss From Discontinued Operations, Net of Income Taxes			—	(10)

Net Income (Loss)			$1,129	$(449)

(11) Recent Accounting Pronouncements

Discontinued Operations

In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” ASU 2014-08 limits discontinued operations reporting to disposals of components of an entity that represent strategic shifts that have (or will have) a major effect on an entity’s operations and financial results. In addition, this ASU expands the disclosure requirements for disposals that meet the definition of a discontinued operation and requires entities to disclose information about disposals of individually significant components that do not meet the definition of a discontinued operation. ASU 2014-08 is effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2014. Early adoption is permitted for disposals that have not been reported in financial statements previously issued. We are currently evaluating the impact of the adoption of ASU 2014-08 and do not expect it to have a material effect on the Company’s financial position or results of operations.

Income Taxes

In July 2013, the FASB issued ASU 2013-11, “Income Taxes (Topic 740)—Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists,” which requires an unrecognized tax benefit, or a portion of an unrecognized tax benefit, to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. To the extent that a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date, the unrecognized tax benefit should be presented in the financial statements as a liability. This ASU is effective for annual and interim periods beginning after December 15, 2013, with early adoption permitted. The adoption of this guidance did not have a material effect on the Company’s financial position or results of operations.

No other new accounting pronouncements, issued or effective during the first three months of the current year, have had or are expected to have a material impact on our consolidated financial statements.

(12) Securities Available for Sale

Pursuant to our investment policy, securities available for sale include state and municipal securities with various contractual or anticipated maturity dates ranging from one to 34 months. Securities available for sale are carried at fair value, with unrealized gains and losses reported as a component of accumulated other comprehensive income (loss) in shareholders’ equity until realized. Realized gains and losses from the sale of available for sale securities, if any, are determined on a specific identification basis. A decline in the fair value of any available for sale security below cost that is determined to be other than temporary will result in a write-down of its carrying amount to fair value. No such impairment charges were recorded for any period presented. All short-term investment (classified as cash equivalents) securities have original maturities greater than 90 days.

The fair value, amortized cost and gross unrealized gains and losses of the securities are as follows:

(In thousands) May 3, 2014	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
State and Municipal Obligations	$18,422	$35	$(2)	$18,455

January 31, 2014	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
State and Municipal Obligations	$18,729	$37	$—	$18,766

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

Cash and cash equivalents (including short term investment money market funds with original maturity of less than 90 days), accounts receivables, accounts payable, accrued compensation and other expenses and income tax payable are reflected in the condensed consolidated balance sheet at carrying value, which approximates fair value due to the short term nature of the these instruments.

Assets measured at fair value on a recurring basis are summarized below:

(In thousands) May 3, 2014	Level 1	Level 2	Level 3	Total
Money Market Funds (included in Cash and Cash Equivalents)	$5,110	$—	$—	$5,110
State and Municipal Obligations (included in Securities Available for Sale)	—	18,455	—	18,455

Total	$5,110	$18,455	$—	$23,565

January 31, 2014	Level 1	Level 2	Level 3	Total
Money Market Funds (included in Cash and Cash Equivalents)	$4,734	$—	$—	$4,734
State and Municipal Obligations (included in Securities Available for Sale)	—	18,766	—	18,766

Total	$4,734	$18,766	$—	$23,500

For our money market funds and state and municipal obligations, we utilize the market approach to measure fair value. The market approach is based on using quoted prices for identical or similar assets.

(14) Accumulated Other Comprehensive Income

The changes in the balance of accumulated other comprehensive income by component are as follows:

(In thousands)	Foreign Currency Translation Adjustments	Unrealized Holding Gain on Available for Sale Securities	Total
Balance at January 31, 2014	$152	$24	$176

Other Comprehensive Income (Loss)	92	(3)	89
Amounts reclassified to Net Income	—	—	—

Net Other Comprehensive Income (Loss)	92	(3)	89

Balance at May 3, 2014	$244	$21	$265

The amounts presented above in other comprehensive income (loss) are net of taxes.

(15) Discontinued Operations

On January 31, 2013, the Company completed the sale of substantially all of the assets of its Grass Technologies Product Group (Grass) which manufactured polysomnography and electroencephalography systems and related accessories and propriety electrodes for use in both research and clinical settings for $18.6 million in cash, of which $1.8 million was held in escrow and received in the first quarter of the current year. The assets sold consisted primarily of working capital (exclusive of inventory and accounts payable related to manufacturing), the engineering, sales and support workforce, intellectual property and certain other related assets.

As part of this transaction, Astro-Med entered into a Transition Service Agreement (TSA) with the purchaser pursuant to which the Company agreed to provide transition services and continue to manufacture Grass products for the purchaser for a period not to exceed twelve months following the sale closing date. The Company determined that cash flows from this activity was not significant and therefore Grass has been disclosed as a discontinued operation for the first quarter fiscal 2014 period presented. The TSA officially expired on January 31, 2014 and the Company is no longer reporting discontinued operations in fiscal 2015.

In accordance with the terms of the TSA agreement, the purchaser was obligated to acquire the remaining Grass inventory upon expiration of the TSA on January 31, 2014. In connection with the disposition of the inventory previously included in discontinued operations, the Company received $2,355,000 in the first quarter of fiscal 2015 from the purchaser of Grass related to the disposition of this inventory. Any future services related to Grass post fiscal 2014 are not expected to be material.

Results for discontinued operations are as follows:

May 4, 2013
(In thousands)
Net Sales	$1,745
Gross Profit	$48
Net Loss from Discontinued Operations	$(10)

As a result of the sale of the Grass assets, the Company is in the process of selling its facility located in Rockland, Massachusetts, which was the former location of Grass production. This property is being actively marketed with sale considered probable within the next twelve months and accordingly, the property is classified as an Asset Held for Sale in the accompanying condensed consolidated balance sheets.

(16) Commitments and Contingencies

Product Replacement Program

In April 2013, tests conducted by the Company revealed that one of its suppliers had been using a non-conforming part in certain models of Astro-Med’s Test & Measurement printers. No malfunctions have been reported by customers as a result of the non-conforming material.

Upon identifying this issue, Astro-Med immediately suspended production of the printers, notified all customers and contacted the supplier who confirmed the problem. Astro-Med is continuing to work with its customers to replace the non-conforming material on existing printers with conforming material. The estimated costs associated with the replacement program were $672,000, which was based upon the number of printers shipped during the period the non-conforming material was used. Those estimated costs were recognized and recorded as a reserve in the first quarter of fiscal 2014 and are included in the cost of sales in the accompanying condensed consolidated statement of operations for the three months ended May 4, 2013. As of May 3, 2014, the Company had expended $221,000 in replacement costs which have been charged against this reserve. The remaining reserve amount of $451,000 is included in Other Accrued Expenses in the accompanying condensed consolidated balance sheet dated May 3, 2014.

Astro-Med is currently receiving power supplies with compliant materials and has resumed printer production and shipments to customers.

Since the supplier deviated from the agreed upon specifications for the power supply while providing certificates of conformance to the original specifications, in January 2014, Astro-Med received a $450,000 settlement from the supplier for recovery of the costs and expense associated with this issue. This settlement was recorded in cost of sales during the fourth quarter of the fiscal year ended January 31, 2014. In addition to this cash settlement, the Company will receive lower product prices from the supplier for a period of three years.

Item 2.

ASTRO-MED, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Business Overview

This section should be read in conjunction with Astro-Med’s Condensed Consolidated Financial Statements included elsewhere herein and our Annual Report on Form 10-K for the fiscal year ended January 31, 2014.

Astro-Med is a multi-national enterprise, which designs, develops, manufactures, distributes and services a broad range of products that acquire, store, analyze and present data in multiple formats. The Company organizes its structure around a core set of competencies, including research and development, manufacturing, service, marketing and distribution. We market and sell our products and services through the following two product groups:

•	QuickLabel Systems Product Group (QuickLabel)—offers label printer hardware, labeling software, service contracts and label and ink consumable products that digitally print color labels on a broad range of label and tag substrates.

•	Test and Measurement Product Group (T&M)—offers a suite of ruggedized printer products designed primarily for military and commercial aerospace applications to be used to print weather maps, communications and other critical flight information. T&M also comprise a suite of telemetry recorder products sold to the aerospace and defense industries, as well as portable data acquisition recorders, which offer diagnostic and test functions to a wide range of manufacturers including automotive, energy, paper and steel fabrication.

On January 31, 2013, the Company completed the sale of substantially all of the assets of its Grass Technologies Product Group (Grass) in order to focus on its existing core businesses. Consequently, the Company has classified the results of operations of its Grass segment as discontinued operations for the first quarter fiscal 2014 period presented.

On January 22, 2014, Astro-Med completed the acquisition of the Ruggedized Printer Product line from Miltope Corporation (Miltope), which is engaged in the design, development, manufacture and testing of ruggedized computers and computer peripheral equipment for military, industry and commercial applications. Astro-Med’s ruggedized printer product line is part of the Test & Measurement (T&M) product group and is reported as part of the T&M segment. Miltope sales for the first quarter of fiscal 2015 were approximately $2.2 million and the results of the Miltope’s ruggedized printer product line operations have been included in the condensed consolidated financial statements for the first quarter fiscal 2015.

Astro-Med markets and sells its products and services globally through a diverse distribution structure of direct sales personnel, manufacturer’s representatives and authorized dealers that deliver a full complement of branded products and services to customers in our respective markets.

Results of Operations

Three Months Ended May 3, 2014 vs. Three Months Ended May 4, 2013

Net sales by product group and current quarter percentage change over prior year for the three months ended May 3, 2014 and May 4, 2013 were:

(Dollars in thousands)	May 3, 2014	As a % of Net Sales	May 4, 2013	As a % of Net Sales	% Change Over Prior Year
QuickLabel	$14,423	69.4%	$11,396	73.6%	26.6%
T&M	6,351	30.6%	4,089	26.4%	55.3%

Total	$20,774	100.0%	$15,485	100.0%	34.2%

Net sales for the first quarter of the current year were $20,774,000, representing a 34.2% increase as compared to the previous year’s first quarter sales of $15,485,000. Sales through the domestic channels for the current quarter were $14,623,000, an increase of 36.7% over the prior year’s first quarter. International sales for the first quarter of the current year were $6,151,000, representing a 28.4% increase from the previous year. Current year’s first quarter international sales include favorable foreign exchange rate impact of $146,000.

Hardware sales in the current quarter were $8,563,000, an increase as compared to prior year’s first quarter sales of $5,638,000. Both segments contributed to the current quarter increase, as hardware sales were up 55.7% in the QuickLabel product group and 49.8% in the T&M product group compared to prior year first quarter. The increase in current quarter hardware sales is primarily due to $1,775,000 in sales of Ruggedized printers due to the January 2014 acquisition of Miltope, as well as approximately a $991,000 million increase in sales of QuickLabel’s Kiaro! printers compared to first quarter of the prior year. Consumables sales in the current quarter were $10,838,000, representing a 21.7% increase over prior year’s first quarter consumable sales of $8,902,000. The current quarter increase in consumable sales as compared to the first quarter of the prior year is primarily due to the double-digit increase in sales of label and tag products and digital color printer supplies in the QuickLabel segment.

Service and other revenues of $1,373,000 in the current quarter were up 45.3% from prior year’s first quarter service and other revenues of $945,000, primarily due to the increase in repairs and parts revenue during the quarter.

Current year first quarter gross profit was $8,635,000, representing a 69.1% improvement as compared to prior year’s first quarter gross profit of $5,105,000. The Company’s gross profit margin of 41.6% in the current quarter also reflects an increase from the prior year’s first quarter gross profit margin of 33.0%. The higher gross profit and related margin for the current quarter as compared to prior year is primarily attributable to the contribution of the Miltope acquisition, higher sales, favorable product mix and $672,000 of product replacement costs recognized in the first quarter of the prior year related to replacing materials on certain T&M Ruggedized printers after the Company discovered that one of its suppliers was using a non-conforming part in certain models.

Operating expenses for the current quarter were $6,936,000, which increased as compared to prior year’s first quarter operating expenses of $5,827,000. The Company increased its spending in selling and market activities due to additional personnel and related commission and benefit costs, as well as increased spending on trade shows; expanded its R&D investments with new product programs; and incurred higher G&A costs due to higher professional service fees. Although R&D expenses increased in the current quarter as compared to the prior year, current quarter spending in R&D represents 6.6% of sales, a decrease compared to prior year’s first quarter level of 7.2%.

Other expense during the first quarter was $121,000 compared to $36,000 in the first quarter of the previous year. The higher expense was primarily due to the $251,000 write-down on the disposition of inventory related to the conclusion and settlement of the Grass Transition Service Agreement.

The provision for federal, state and foreign taxes on continuing operations for the first quarter of the current year were $449,000, reflecting an effective tax rate of 28.5%. Included in the current year income tax expense for continuing operations is a tax benefit of $100,000 related to the favorable resolution of a previously uncertain tax position. This compares to the prior year’s first quarter tax benefit on the loss from continued operations of $319,000, reflecting a negative effective tax rate of 42.1%.

The Company reported $1,129,000 of income from continuing operations for the first quarter of the current year, reflecting a return on sales of 5.4% and generating EPS of $0.14 per diluted share, comparable to the prior year’s first quarter loss from continuing operations of $439,000, reflecting a negative return on sales of 2.8% and a loss of $0.06 per diluted share. Prior year’s first quarter loss from continuing operations included $389,000 or $0.05 of product replacement costs.

Discontinued Operation

On January 31, 2013, the Company completed the sale of substantially all of the assets of its Grass Technologies Product Group for a purchase price of $18,600,000. Consequently, the Company has classified the results of operations of its Grass segment as discontinued operations for the fiscal 2014 period presented.

Results for discontinued operations are as follows:

(In thousands)	May 4, 2013
Net Sales	$1,745
Gross Profit	$48
Net Loss from Discontinued Operations	$(10)

Segment Analysis

The Company reports two segments consistent with its product groups: QuickLabel Systems (QuickLabel) and Test & Measurement (T&M). The Company evaluates segment performance based on the segment profit before corporate and financial administration expenses.

Summarized below are the Net Sales and Segment Operating Profit for each reporting segment:

	Three Months Ended
	Net Sales		Segment Operating Profit
(In thousands)	May 3, 2014	May 4, 2013	May 3, 2014	May 4, 2013
QuickLabel	$14,423	$11,396	$2,198	$891
T&M	6,351	4,089	692	201

Total	$20,774	$15,485	2,890	1,092

Product Replacement Related Costs			—	672
Corporate Expenses			1,191	1,142

Operating Income (Loss)			1,699	(722)
Other Income (Expense)—Net			(121)	(36)

Income (Loss) From Continuing Operations Before Income Taxes			1,578	(758)
Income Tax Provision (Benefit)			449	(319)

			1,129	(439)
Loss From Discontinued Operations, Net of Income Taxes			—	(10)

Net Income (Loss)			$1,129	$(449)

QuickLabel Systems—QuickLabel

Sales revenues from the QuickLabel product group increased 26.6% with sales of $14,423,000 in the first quarter of the current year as compared to $11,396,000 in the same period of the prior year. The current quarter increase in sales is due to both the consumables product line, which increased 20.6% from the same period in the prior year, primarily attributable to the increased demand for digital color printer supplies as well as label and tag products, both which have experienced double-digit growth as compared to the prior year. Also contributing to the current quarter increase in sales were sales in the hardware product line, which increased 55.7% primarily attributable to sales of the new Kario! product lines. QuickLabel’s current quarter segment operating profit was $2,198,000, reflecting a profit margin of 15.2%, an increase from prior year’s first quarter segment profit of $891,000 and related profit margin of 7.8%. The increase in QuickLabel’s current year’s segment operating profit and related margin is primarily due to higher sales, lower manufacturing costs and favorable product mix.

Test & Measurement—T&M

Sales revenues from the T&M product group were $6,351,000 for the first quarter of the current fiscal year, representing a 55.3% increase as compared to sales of $4,089,000 for the same period in the prior year. The increase is primarily attributable to the sales growth in the first quarter in the Ruggedized product lines, including the acquisition of the Miltope ruggedized aerospace printer business in January 2014 which contributed $1,775,000 to this growth. T&M also experienced increase in demand for its TMX high-speed data acquisition system during the current quarter. T&M’s first quarter segment operating profit of $692,000 resulted in a 10.8% profit margin as compared to the prior year’s segment operating profit of $201,000 and related operating margin of 4.9%. The higher segment operating profit and related margin were due to higher sales and favorable product mix.

Financial Condition and Liquidity

The Company believes that cash provided by operations will continue to be sufficient to meet operating and capital needs for at least the next twelve months. However, in the event that cash from operations is not sufficient, the Company has a substantial cash and short term marketable securities balance, as well as a $10.0 million revolving bank line of credit, all of which is currently available. Borrowings under this line of credit bear interest at either a fluctuating rate equal to 75 basis points below the base rate, as defined in the agreement, or at a fixed rate equal to 150 basis points above LIBOR. This line of credit has a maturity date of May 31, 2014 and the Company is currently in the process of negotiating a new credit line facility.

The Company’s statements of cash flows for the three months ended May 3, 2014 and May 4, 2013 are included on page 6. Net cash flows used by operating activities was $2,495,000 in the current year compared to net cash used by operating activities of $6,973,000 in the previous year. The increase in operating cash flow provided in the three months of the current year as compared to the previous year is related to income tax payments made in the prior year in connection with the gain on the sale of Grass, partially offset by slightly higher accounts receivable and inventory balances in the current year. Accounts receivables increased to $12,844,000 at the end of the first quarter as compared to $11,366,000 at year-end, although the accounts receivable collection cycle decreased to 51 days sales outstanding at the end of the current quarter as compared to 54 days outstanding at year end. Inventory increased to $16,181,000 at the end of the first quarter compared to $15,178,000 at year end and inventory days on hand increased to 120 days on hand at the end of the current quarter from 113 days at year end.

The Company’s cash, cash equivalents and investments at the end of the first quarter totaled $28,595,000 compared to $27,107,000 at year end. The increased cash and investment position at May 3, 2014 resulted from current quarter net income, cash received of $1.8 million in the current quarter related to the cash held in escrow as part of the sale of Grass, cash received in the disposition of inventory to the purchaser of Grass, partially offset by increases in accounts receivable and inventory, as discussed above, dividends paid of $533,000 and cash used to acquire property, plant and equipment of $292,000.

The Company’s backlog increased 15.8% from year-end to $16,200,000 at the end of the current first quarter.

Critical Accounting Policies, Commitments and Certain Other Matters

In the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2014, the Company’s most critical accounting policies and estimates upon which our financial status depends were identified as those relating to revenue recognition, warranty claims, bad debts, inventories, income taxes, long-lived assets, goodwill and share-based compensation. We considered the disclosure requirements of Financial Release (“FR”) 60 (“FR-60”) regarding critical accounting policies and FR-61 regarding liquidity and capital resources, certain trading activities and related party/certain other disclosures, and concluded that nothing materially changed during the quarter that would warrant further disclosure under these releases.

Forward-Looking Statements

This Quarterly Report on Form 10-Q may contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are not statements of historical fact, but rather reflect our current expectations concerning future events and results. We generally use the words “believes,” “expects,” “intends,” “plans,” “anticipates,” “likely,” “continues,” “may,” “will,” and similar expressions to identify forward-looking statements. Such forward-looking statements, including those concerning our expectations, involve risks, uncertainties and other factors, some of which are beyond our control, which may cause our actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements. Factors which could cause actual results to differ materially from those anticipated include, but are not limited to (a) general economic, financial and business conditions; (b) declining demand in the test and measurement markets, especially defense and aerospace; (c) competition in the specialty printer industry; (d) ability to develop market acceptance of our products and effective design of customer required features; (e) competition in the data acquisition industry; (f) the impact of changes in foreign currency exchange rates on the results of operations; (g) the ability to successfully integrate acquisitions and realize benefits from divestitures; (h) the business abilities and judgment of personnel and changes in business strategy; (i) the efficacy of research and development investments to develop new products; (j) the launching of significant new products which could result in unanticipated expenses; (k) bankruptcy or other financial problems at major suppliers or customers that could cause disruptions in the Company’s supply chain or difficulty in collecting amounts owed by such customers; (l) and other risks included under “Item 1A-Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended January 31, 2014. We assume no obligation to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by law.

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

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended January 31, 2014, which could materially affect our business, financial condition or future operating results. The risks described in our Annual Report on 10-K are not the only risks that we face, as additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating result as well as adversely affect the value of our common stock.

There have been no material updates to the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2014.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the first quarter of fiscal 2015, the Company made the following repurchases of its common stock:

	Total Number of Shares Repurchased		Average Price paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Be Purchased Under The Plans or Programs
February 1—March 1	—		$—	—	390,000
March 2—March 29	40,809	(a)	$13.77	—	390,000
March 30—May 3	5,270	(b)	$12.45	—	390,000

(a)	On March 21, 2014, the Company’s former Chief Executive Officer delivered 40,809 shares of the Company’s common stock to satisfy the exercise price for 35,250 stock options exercised. The shares delivered were valued at $13.77 per share and are included with treasury stock in the consolidated balance sheet. This transaction did not impact the number of shares authorized for repurchase under the Company’s current repurchase program.
(b)	On March 8 and 9, 2014, employees of the Company delivered 773 and 4,497 shares, respectively, of the Company’s common stock to satisfy the exercise price for 7,518 stock options exercised. The shares delivered were valued at $12.35 and $12.47 per share, respectively, and are included with treasury stock in the consolidated balance sheet. This transaction did not impact the number of shares authorized for repurchase under the Company’s current repurchase program.

Item 6.	Exhibits

The following exhibits are filed as part of this report on Form 10-Q:

10.6	Astro-Med Inc. Management Bonus Plan (Group III), as amended

10.8	Amended and Restated Non Employee Director Annual Compensation Program

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(101)	The following materials from Registrant’s Annual Report on Form 10-Q for the period ended May 3, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) the Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to the Condensed Consolidated Financial Statements. Filed electronically herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASTRO-MED, INC. (Registrant)

Date: June 4, 2014	By	/s/ Gregory A. Woods
Gregory A. Woods,
President, Chief Executive Officer and Director
(Principal Executive Officer)

	By	/s/ Joseph P. O’Connell
Joseph P. O’Connell
Senior Vice President, Treasurer and Chief Financial Officer
(Principal Financial Officer)