Form 10-Q
period 2014-08-02
ASTRO MED INC /NEW/
filed 2014-09-09
CIK 8146

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 2, 2014

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

Common Stock, $.05 Par Value – 7,720,285 shares

(excluding treasury shares) as of August 29, 2014

ASTRO-MED, INC.

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ASTRO-MED, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, Except Share Data)

	August 2, 2014	January 31, 2014
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$13,199	$8,341
Securities Available for Sale	14,808	18,766
Accounts Receivable, net	14,075	11,366
Inventories	16,023	15,178
Deferred Tax Assets	1,677	1,673
Restricted Cash	—	1,800
Line of Credit Receivable	200	240
Note Receivable	250	250
Asset Held for Sale	2,120	2,120
Prepaid Expenses and Other Current Assets	4,205	1,383
Current Assets of Discontinued Operations	—	3,917

Total Current Assets	66,557	65,034
PROPERTY, PLANT AND EQUIPMENT	35,840	34,960
Less Accumulated Depreciation	(28,057)	(27,368)

Property, Plant and Equipment, net	7,783	7,592
OTHER ASSETS
Note Receivable	315	440
Deferred Tax Asset	270	313
Intangible Assets	3,049	3,400
Goodwill	991	991
Other	93	194

Total Other Assets	4,718	5,338

TOTAL ASSETS	$79,058	$77,964

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts Payable	$2,754	$2,374
Accrued Compensation	2,784	3,130
Other Liabilities and Accrued Expenses	2,481	2,310
Deferred Revenue	469	454
Income Taxes Payable	129	788
Current Liabilities of Discontinued Operations	—	836

Total Current Liabilities	8,617	9,892
Long Term Obligations	104	250
Deferred Tax Liabilities	88	77
Other Long Term Liabilities	1,028	1,131

TOTAL LIABILITIES	9,837	11,350
SHAREHOLDERS’ EQUITY
Common Stock, $0.05 Par Value, Authorized 13,000,000 shares; Issued 9,494,748 shares and 9,291,225 shares at August 2, 2014 and January 31, 2014, respectively	475	465
Additional Paid-in Capital	43,015	41,235
Retained Earnings	38,689	37,201
Treasury Stock, at Cost, 1,776,121 shares and 1,730,042 shares at August 2, 2014 and January 31, 2014, respectively	(13,091)	(12,463)
Accumulated Other Comprehensive Income	133	176

TOTAL SHAREHOLDERS’ EQUITY	69,221	66,614

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$79,058	$77,964

See Notes to condensed consolidated financial statements (unaudited).

ASTRO-MED, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, Except Per Share Data)

(Unaudited)

	Three Months Ended		Six Months Ended
	August 2, 2014	August 3, 2013	August 2, 2014	August 3, 2013
Net Sales	$22,366	$17,194	$43,140	$32,679
Cost of Sales	12,777	10,271	24,915	19,980
Product Replacement Related Costs	—	—	—	672

Gross Profit	9,589	6,923	18,225	12,027
Operating Expenses:
Selling and Marketing	4,503	3,382	8,878	6,954
Research and Development	1,479	1,274	2,850	2,387
General and Administrative	1,443	1,380	2,634	2,521

Operating Expenses	7,425	6,036	14,362	11,862

Operating Income, net	2,164	887	3,863	165
Other Income (Expense)	83	(25)	(38)	(62)

Income from Continuing Operations before Income Taxes	2,247	862	3,825	103
Income Tax Provision for Continuing Operations	812	331	1,261	11

Income from Continuing Operations	1,435	531	2,564	92
Income from Discontinued Operations, net of taxes of $94 and $87, for the three and six months ended August 3, 2013, respectively	—	165	—	155

Net Income	$1,435	$696	$2,564	$247

Net Income per Common Share—Basic:
From Continuing Operations	$0.19	$0.07	$0.34	$0.01
From Discontinued Operations	—	0.02	—	0.02

Net Income Per Common Share—Basic	$0.19	$0.09	$0.34	$0.03

Net Income per Common Share—Diluted:
From Continuing Operations	$0.18	$0.07	$0.33	$0.01
From Discontinued Operations	—	0.02	—	0.02

Net Income Per Common Share—Diluted	$0.18	$0.09	$0.33	$0.03

Weighted Average Number of Common Shares Outstanding:
Basic	7,704	7,458	7,652	7,429
Diluted	7,916	7,655	7,883	7,617

Dividends Declared Per Common Share	$0.07	$0.07	$0.14	$0.14

See Notes to condensed consolidated financial statements (unaudited).

ASTRO-MED, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	August 2, 2014	August 3, 2013	August 2, 2014	August 3, 2013
Net Income	$1,435	$696	$2,564	$247
Other Comprehensive Income (Loss), Net of Taxes and Reclassification Adjustments:
Foreign Currency Translation Adjustments	(133)	(39)	(41)	(193)
Unrealized Holding Gain (Loss) on Securities Available for Sale	1	5	(2)	4

Other Comprehensive Income (Loss)	(132)	(34)	(43)	(189)

Comprehensive Income	$1,303	$662	$2,521	$58

See Notes to condensed consolidated financial statements (unaudited).

ASTRO-MED, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Six Months Ended
	August 2, 2014	August 3, 2013
Cash Flows from Operating Activities:
Net Income	$2,564	$247
Adjustments to Reconcile Net Income to Net Cash Used by Operating Activities:
Depreciation and Amortization	1,038	636
Share-Based Compensation	259	273
Deferred Income Tax Provision	51	59
Changes in Assets and Liabilities:
Accounts Receivable	(2,709)	(535)
Inventories	(845)	(2,118)
Income Taxes	(1,555)	(4,649)
Accounts Payable and Accrued Expenses	(191)	188
Other	(982)	(288)

Net Cash Used by Operating Activities	(2,370)	(6,187)
Cash Flows from Investing Activities:
Proceeds from Sales/Maturities of Securities Available for Sale	7,900	5,950
Purchases of Securities Available for Sale	(3,945)	(17,835)
Release of Funds Held in Escrow From Sale of Grass	1,800	—
Proceeds Received on Disposition of Grass Inventory	2,355	—
Payments received on Line of Credit and Note Receivable	165	188
Additions to Property, Plant and Equipment	(874)	(374)

Net Cash Provided (Used) by Investing Activities	7,401	(12,071)
Cash Flows from Financing Activities:
Proceeds from Common Shares Issued Under Employee Benefit Plans and Employee Stock Option Plans, Net of Payment of Minimum Tax Withholdings	903	489
Dividends Paid	(1,076)	(1,047)

Net Cash Used by Financing Activities	(173)	(558)
Net Increase (Decrease) in Cash and Cash Equivalents	4,858	(18,816)
Cash and Cash Equivalents, Beginning of Period	8,341	30,999

Cash and Cash Equivalents, End of Period	$13,199	$12,183

Supplemental Disclosures of Cash Flow Information:
Cash Paid During the Period for Income Taxes, Net of Refunds	$2,776	$4,751

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

On January 31, 2013, the Company completed the sale of substantially all of the assets of its Grass Technologies Product Group (Grass). Consequently, the Company has classified the results of operations of its Grass segment as discontinued operations for the three and six months periods ended August 3, 2013. Refer to Note 15, “Discontinued Operations,” for further details.

On January 22, 2014, Astro-Med completed the acquisition of the ruggedized printer product line from Miltope Corporation, a company of VT Systems (“Miltope”). Astro-Med’s ruggedized printer product line is part of the Test & Measurement (T&M) product group and is reported as part of the T&M segment. The results of the Miltope’s ruggedized printer product line operations have been included in the condensed consolidated financial statements of the Company for the three and six months periods ended August 2, 2014. Refer to Note 4, “Acquisition,” for further details.

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

(4) Acquisition

On January 22, 2014, Astro-Med completed the acquisition of the ruggedized printer product line from Miltope, which is engaged in the design, development, manufacture and testing of ruggedized computers and computer peripheral equipment for military, industry and commercial applications. Astro-Med’s ruggedized printer product line is part of the Test & Measurement (T&M) product group and is reported as part of the T&M segment. The results of the Miltope’s ruggedized printer product line operations have been included in the condensed consolidated financial statements for the three and six months periods ended August 2, 2014 as presented.

The purchase price of the acquisition was $6,732,000 which was funded using existing cash on hand. Of the $6,732,000 purchase price, $500,000 is being held in escrow for twelve months following the acquisition date to provide an indemnity to the Company in the event of any breach in the representations, warranties and covenants of Miltope. The assets acquired consist of all of the assets of the Miltope ruggedized printer product line excluding plant and equipment and personnel. The acquisition was accounted for under the acquisition method in accordance with the guidance provided by FASB ASC 805, “Business Combinations.”

As part of the acquisition, Miltope and Astro-Med entered into a manufacturing services agreement under which Miltope will provide transition services and continue to manufacture printers for Astro-Med for up to six months until the Company transitions the manufacturing to its West Warwick, Rhode Island facility.

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

	Three Months Ended August 3, 2013	Six Months Ended August 3, 2013
(In thousands)
Net Sales	$19,194	$36,679

The impact on net income and earnings per share would not have been material to the Company in fiscal 2014.

(5) Net Income Per Common Share

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

	Three Months Ended		Six Months Ended
	August 2, 2014	August 3, 2013	August 2, 2014	August 3, 2013
Weighted Average Common Shares Outstanding—Basic	7,703,782	7,457,652	7,652,000	7,429,253
Effect of Dilutive Options, Restricted Stock Awards and Restricted Stock Units	212,176	197,332	230,706	187,565

Weighted Average Common Shares Outstanding—Diluted	7,915,958	7,654,984	7,882,706	7,616,818

For the three and six months ended August 2, 2014, the diluted per share amounts do not reflect 150,000 common equivalent shares outstanding because their effect would have been anti-dilutive. For the three and six months ended August 3, 2013, the diluted per share amounts do not reflect 173,300 common equivalent shares outstanding because their effect would have been anti-dilutive. These outstanding options were not included due to their anti-dilutive effect, as the exercise price was greater than the average market price of the underlying stock during the period presented.

(6) Share-Based Compensation

Astro-Med has one equity incentive plan (the “Plan”) under which incentive stock options, non-qualified stock options, restricted stock units (“RSUs”), restricted stock awards (“RSAs”) and other equity based awards may be granted to directors, officers and certain employees. An aggregate of 1,000,000 shares were authorized for awards under the Plan. At August 2, 2014, 210,164 shares were available for grant under the Plan. Options granted to employees vest over four years. The exercise price of each stock option will be established at the discretion of the Compensation Committee; however, any incentive stock options granted must be at an exercise price of not less than fair market value at the date of grant. In fiscal year 2013, a portion of the Company’s executive’s long-term incentive compensation was awarded in the form of RSUs (“2013 RSUs”). The 2013 RSUs were earned based on the Company achieving specific thresholds of net sales and annual operating income as established under the fiscal 2013 Domestic Management Bonus Plan and vested fifty percent on the first anniversary of the grant date and fifty percent on the second anniversary of the grant date provided that the grantee was employed on each vesting date by Astro-Med or an affiliate company. All such 2013 RSUs were earned and vested as of March 2014. In April 2013, the Company granted options and RSUs to officers (“2014 RSUs”). Each 2014 RSU will be earned and vest as follows: twenty-five percent of the 2014 RSU vests on the third anniversary of the grant date, fifty percent of the 2014 RSU vests upon the Company achieving its cumulative budgeted net sales target for fiscal years 2014 through 2016 (the “Measurement Period”), and twenty-five percent of the total 2014 RSU vests upon the Company’s achieving a target average annual ORONA (operating income return on net assets as calculated under the Domestic Management Bonus Plan) for the Measurement Period. The grantee may not sell, transfer or otherwise dispose of more than fifty percent of the common stock issued upon vesting of the RSU until the first anniversary of the vesting date.

The Plan provides for an automatic annual grant of ten-year options to purchase 5,000 shares of stock to each non-employee director upon the adjournment of each shareholders’ meeting. Each such option is exercisable at the fair market value as of the grant date and vests immediately prior to the next succeeding shareholders’ meeting. In addition to the automatic option grant under Plan, the Company has a Non-Employee Director Annual Compensation Program (the “Program”) which provides that each non-employee director is entitled to an annual cash retainer of $7,000 (the “Annual Cash Retainer”), plus $500 for each Board and committee meeting attended. In addition, effective August 1, 2014, the Chairman of the Board will receive an annual retainer of $6,000 and the Chair of the Audit Committee and Compensation Committee will each receive an annual retainer of $4,000 each (“Chair Retainer”). The non-employee director may elect for any fiscal year to receive all or a portion of the Annual Cash Retainer and/or Chair Retainer (collectively the “Cash Retainer”) in the form of common stock of the Company, which will be issued under the Plan. If a non-employee director elects to receive all or a portion of the Cash Retainer in the form of common stock, such shares shall be issued in four quarterly installments on the first day of each fiscal quarter, and the number of shares of common stock to be issued shall be based on the fair market value of such common stock on the date such installment is payable. The common stock received in lieu of such Cash Retainer will be fully vested. However, a non-employee director who receives common stock in lieu of all or a portion of the Cash Retainer may not sell, transfer, assign, pledge or otherwise encumber the common stock prior to the first anniversary of the date on which such shares were issuable. In the event of the death or disability of a nonemployee director, or a change in control of the Company, any shares of common stock issued in lieu of such Cash Retainer, shall no longer be subject to such restrictions on transfer. During the second quarter of fiscal 2015, 798 shares were awarded to non-employee directors in lieu of the Cash Retainer.

In addition, under the Program, each non-employee director receives RSAs with a value equal to $20,000 (the “Equity Retainer”) upon adjournment of each annual shareholders meeting. If a non-employee director is first appointed or elected to the Board of Directors effective on a date other than at the annual shareholders meeting, on the date of such appointment or election, the director shall receive a pro rata award of restricted common stock having a value based on the number of days remaining until the next annual meeting. The Equity Retainer will vest on the earlier of 12 months after the grant date or the date immediately prior to the next annual meeting of the shareholders following the meeting at which such RSAs were granted. However, a non-employee director may not sell, transfer, assign, pledge or otherwise encumber the vested common stock prior to the second anniversary of the vesting date. In the event of the death or disability of a non-employee director, or a change in control of the Company, the RSAs shall immediately vest and shall no longer be subject to such restrictions on transfer. During the second quarter of fiscal 2015, 7,245 RSA were awarded to non-employee directors pursuant to the Program.

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

Share-based compensation expense was recognized as follows:

	Three Months Ended		Six Months Ended
	August 2, 2014	August 3, 2013	August 2, 2014	August 3, 2013
(In thousands)
Stock Options	$61	$45	$115	$92
Restricted Stock Awards and Restricted Stock Units	67	68	144	181

Total	$128	$113	$259	$273

Stock Options

The fair value of stock options granted during the six months ended August 2, 2014 and August 3, 2013 was estimated using the following assumptions:

	Six Months Ended
	August 2, 2014	August 3, 2013
Risk Free Interest Rate	1.6%	0.8%
Expected Volatility	26.8%	38.3%
Expected Life (in years)	5.0	5.0
Dividend Yield	2.0%	2.6%

The weighted average fair value per share for options granted was $2.93 and $2.84, during the first and second quarters of fiscal 2015, respectively compared to $2.79 during the first and second quarters of fiscal 2014.

Aggregated information regarding stock options granted under the Plan for the six months ended August 2, 2014 is summarized below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Outstanding at January 31, 2014	736,647	$8.63	4.7	$3,707,000
Granted	150,600	14.00
Exercised	(183,143)	8.55
Expired or canceled	(10,787)	9.07

Outstanding at August 2, 2014	693,317	$9.81	6.1	$2,423,000

Exercisable at August 2, 2014	442,243	$8.64	4.4	$1,975,000

As of August 2, 2014, there was $568,000 of unrecognized compensation expense related to unvested options, which will be recognized through May 2018.

Restricted Stock Units (RSUs) and Restricted Stock Awards (RSAs)

Aggregated information regarding RSUs and RSAs granted under the Plan for the six months ended August 2, 2014 is summarized below:

	RSAs & RSUs	Weighted Average Grant Date Fair Value
Unvested at January 31, 2014	106,496	$9.12
Granted	7,245	13.80
Vested	(23,162)	9.21
Forfeited	(5,834)	10.07

Unvested at August 2, 2014	84,745	$9.43

As of August 2, 2014, there was $343,000 of unrecognized compensation expense related to unvested RSUs and RSAs which will be recognized through April 2016.

Employee Stock Purchase Plan

Astro-Med has an Employee Stock Purchase Plan allowing eligible employees to purchase shares of common stock at a 15% discount from fair value on the date of purchase. A total of 247,500 shares were reserved for issuance under this plan. During the quarters ended August 2, 2014 and August 3, 2013, there were 777 and 1,054 shares respectively, purchased under this plan. During the six months ended August 2, 2014 and August 3, 2013, there were 1,592 and 2,266 shares respectively, purchased under this plan. As of August 2, 2014, 58,650 shares remain available.

(7) Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and include material, labor and manufacturing overhead. The components of inventories are as follows:

	August 2, 2014	January 31, 2014
(In thousands)
Materials and Supplies	$10,766	$10,722
Work-In-Process	1,132	852
Finished Goods	7,909	6,798

	19,807	18,372
Inventory Reserve	(3,784)	(3,194)

	$16,023	$15,178

(8) Income Taxes

The Company’s effective tax rates for income from continuing operations based on the projected effective tax rate for the full year, are as follows:

	Three Months Ended	Six Months Ended
Fiscal 2015	36.1%	33.0%
Fiscal 2014	38.4%	10.7%

During the six months ended August 2, 2014, the Company recognized an income tax expense of approximately $1,261,000 which included an expense of $1,361,000 on the first six month pretax income and a benefit of $100,000 related to the favorable resolution of a previously uncertain tax position. During fiscal 2014, the Company recognized an income tax expense on the income from continuing operations of approximately $11,000.

As of August 2, 2014, the Company’s cumulative unrecognized tax benefits totaled $651,000 compared to $715,000 as of January 31, 2014. There were no developments affecting unrecognized tax benefits during the quarter ended August 2, 2014.

(9) Note Receivable and Line of Credit Issued

On January 30, 2012, the Company completed the sale of its label manufacturing operations in Asheboro, North Carolina to Label Line Ltd. The net sale price of $1,000,000 was received in the form of a promissory note issued by Label Line Ltd. and is fully secured by a first lien on various collateral, including the Asheboro plant and plant assets. The note bears interest at 3.75% is payable in sixteen quarterly installments of principal and interest which commenced on January 30, 2013. The Note Receivable is disclosed at its present value on the accompanying condensed consolidated balance sheets. As of August 2, 2014, $562,500 remains outstanding on this note.

The terms of the Asheboro sale also included an agreement for Astro-Med to provide Label Line Ltd. with additional financing in the form of a revolving line of credit in the amount of $600,000. This line of credit is fully secured by a first lien on various collateral of Label Line Ltd., including the Asheboro plant and plant assets and bears interest at a rate equal to the United States prime rate plus an additional margin of two percent of the outstanding credit balance. Although the initial term was for a period of one-year from the date of the sale, the agreement has been extended through January 31, 2015. As of August 2, 2014, $200,000 remains outstanding on this revolving line of credit.

(10) Segment Information

Astro-Med reports two segments consistent with its sales product groups: QuickLabel Systems (QuickLabel) and Test & Measurement (T&M). On January 31, 2013, the Company completed the sale of substantially all of the assets of its Grass Technologies Product Group (Grass) in order to focus on its existing core businesses. Consequently, the Company has classified the results of operations of Grass as discontinued operations for the three and six months ended August 3, 2013. Refer to Note 15, “Discontinued Operations” for a further discussion.

On January 22, 2014, Astro-Med completed the acquisition of the ruggedized printer product line from Miltope. Astro-Med’s ruggedized printer product line is part of the T&M product group and is reported as part of the T&M segment. The results of the Miltope’s ruggedized printer product line operations have been included below for the three and six months periods ended August 2, 2014. Assuming the acquisition of Miltope occurred on February 1, 2013 the Company’s net sales for the three and six months periods ended August 3, 2013 would have been $19,194,000 and $36,679,000, respectively. Refer to Note 4, “Acquisition,” for further details.

The Company evaluates segment performance based on the segment profit before corporate expenses.

Summarized below are the Net Sales and Segment Operating Profit for each reporting segment:

	Three Months Ended				Six Months Ended
	Net Sales		Segment Operating Profit		Net Sales		Segment Operating Profit
(In thousands)	August 2, 2014	August 3, 2013	August 2, 2014	August 3, 2013	August 2, 2014	August 3, 2013	August 2, 2014	August 3, 2013
QuickLabel	$15,257	$12,195	$2,247	$1,576	$29,680	$23,592	$4,445	$2,468
T&M	7,109	4,999	1,360	691	13,460	9,087	2,052	890

Total	$22,366	$17,194	3,607	2,267	$43,140	$32,679	6,497	3,358

Product Replacement Related Costs			—	—			—	672
Corporate Expenses			1,443	1,380			2,634	2,521

Operating Income			2,164	887			3,863	165
Other Income (Expense)—Net			83	(25)			(38)	(62)

Income From Continuing Operations Before Income Taxes			2,247	862			3,825	103
Income Tax Provision			812	331			1,261	11

Income From Continuing Operations			1,435	531			2,564	92
Income From Discontinued Operations, Net of Income Taxes			—	165			—	155

Net Income			$1,435	$696			$2,564	$247

(11) Recent Accounting Pronouncements

Revenue Recognition

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, “Revenue from Contracts with Customers (Topic 606).” ASU 2014-09 completes the joint effort by the FASB and International Accounting Standards Board (IASB) to improve financial reporting by creating common revenue recognition guidance for U.S. GAAP and International Financial Reporting Standards (IFRS). ASU 2014-09 applies to all companies that enter into contracts with customers to transfer goods or services and is effective for public entities for interim and annual reporting periods beginning after December 15, 2016. Early application is not permitted and entities have the choice to apply ASU 2014-09 either retrospectively to each reporting period presented or by recognizing the cumulative effect of applying ASU 2014-09 at the date of initial application and not adjusting comparative information. The Company is currently evaluating the requirements of ASU 2014-09 and has not yet determined its impact on the Company’s consolidated financial statements.

Discontinued Operations

In April 2014, the FASB issued ASU 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” ASU 2014-08 limits discontinued operations reporting to disposals of components of an entity that represent strategic shifts that have (or will have) a major effect on an entity’s operations and financial results. In addition, this ASU expands the disclosure requirements for disposals that meet the definition of a discontinued operation and requires entities to disclose information about disposals of individually significant components that do not meet the definition of a discontinued operation. ASU 2014-08 is effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2014. Early adoption is permitted for disposals that have not been reported in financial statements previously issued. We are currently evaluating the impact of the adoption of ASU 2014-08 and do not expect it to have a material effect on the Company’s financial position or results of operations.

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

(12) Securities Available for Sale

Pursuant to our investment policy, securities available for sale include state and municipal securities with various contractual or anticipated maturity dates ranging from one to 32 months. Securities available for sale are carried at fair value, with unrealized gains and losses reported as a component of accumulated other comprehensive income (loss) in shareholders’ equity until realized. Realized gains and losses from the sale of available for sale securities, if any, are determined on a specific identification basis. A decline in the fair value of any available for sale security below cost that is determined to be other than temporary will result in a write-down of its carrying amount to fair value. No such impairment charges were recorded for any period presented. All short-term investment (classified as cash equivalents) securities have original maturities greater than 90 days.

The fair value, amortized cost and gross unrealized gains and losses of the securities are as follows:

(In thousands) August 2, 2014	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
State and Municipal Obligations	$14,774	$34	$—	$14,808

January 31, 2014	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
State and Municipal Obligations	$18,729	$37	$—	$18,766

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

Assets measured at fair value on a recurring basis are summarized below:

(In thousands) August 2, 2014	Level 1	Level 2	Level 3	Total
Money Market Funds (included in Cash and Cash Equivalents)	$8,835	$—	$—	$8,835
State and Municipal Obligations (included in Securities Available for Sale)	—	14,808	—	14,808

Total	$8,835	$14,808	$—	$23,643

January 31, 2014	Level 1	Level 2	Level 3	Total
Money Market Funds (included in Cash and Cash Equivalents)	$4,734	$—	$—	$4,734
State and Municipal Obligations (included in Securities Available for Sale)	—	18,766	—	18,766

Total	$4,734	$18,766	$—	$23,500

For our money market funds and state and municipal obligations, we utilize the market approach to measure fair value. The market approach is based on using quoted prices for identical or similar assets.

(14) Accumulated Other Comprehensive Income

The changes in the balance of accumulated other comprehensive income by component are as follows:

(In thousands)	Foreign Currency Translation Adjustments	Unrealized Holding Gain on Available for Sale Securities	Total
Balance at January 31, 2014	$152	$24	$176

Other Comprehensive Income (Loss)	(41)	(2)	(43)
Amounts reclassified to Net Income	—	—	—

Net Other Comprehensive Income (Loss)	(41)	(2)	(43)

Balance at August, 2014	$111	$22	$133

The amounts presented above in other comprehensive income are net of taxes.

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

As part of this transaction, Astro-Med entered into a Transition Service Agreement (TSA) with the purchaser pursuant to which the Company agreed to provide transition services and continue to manufacture Grass products for the purchaser for a period not to exceed twelve months following the sale closing date. The Company determined that cash flows from this activity was not significant and therefore Grass has been disclosed as a discontinued operation for the fiscal 2014 periods presented. The TSA officially expired on January 31, 2014 and the Company is no longer reporting discontinued operations in fiscal 2015.

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

Results for discontinued operations are as follows:

	Three Months Ended August 3, 2013	Six Months Ended August 3, 2013
(In thousands)
Net Sales	$1,965	$3,716
Gross Profit	$327	$378
Net Income from Discontinued Operations	$165	$155

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

(16) Commitments and Contingencies

Product Replacement Program

In April 2013, tests conducted by the Company revealed that one of its suppliers had been using a non-conforming part in power supplies for certain models of Astro-Med’s Test & Measurement printers. No malfunctions have been reported by customers as a result of the non-conforming material.

Upon identifying this issue, Astro-Med immediately suspended production of the printers, notified all customers and contacted the supplier who confirmed the problem. Astro-Med is continuing to work with its customers to replace the non-conforming material on existing printers with conforming material. The estimated costs associated with the replacement program were $672,000, which was based upon the number of printers shipped during the period the non-conforming material was used. Those estimated costs were recognized and recorded as a reserve in the first quarter of fiscal 2014 and are included in the cost of sales in the accompanying condensed consolidated statement of income for the six months ended August 3, 2013. As of August 2, 2014, the Company had expended $256,000 in replacement costs which have been charged against this reserve. The remaining reserve amount of $416,000 is included in Other Accrued Expenses in the accompanying condensed consolidated balance sheet dated August 2, 2014.

Astro-Med is currently receiving power supplies with compliant parts and has resumed printer production and shipments to customers.

Since the supplier deviated from the agreed upon specifications for the power supply while providing certificates of conformance to the original specifications, in January 2014, Astro-Med received a non-refundable $450,000 settlement from the supplier for recovery of the costs and expense associated with this issue. This settlement was recorded in cost of sales during the fourth quarter of the fiscal year ended January 31, 2014. In addition to this cash settlement, the Company will receive lower product prices from the supplier for a period of three years.

(17) Subsequent Event

On September 5, 2014, Astro-Med entered into a new unsecured revolving line of credit agreement with Wells Fargo Bank to replace the previous agreement which expired on May 30, 2014. The terms of the new agreement are for a three-year, $10 million revolving line of credit to be available to the Company to be used for ongoing working capital requirements, business acquisitions or general corporate purposes as needed. Any borrowings made under the new line of credit bear interest at either a fluctuating base rate equal to the highest of (i) the Prime Rate, (ii) 1.50% above the daily one month LIBOR, and (iii) the Federal Funds Rate in effect plus 1.50% or at a fixed rate of LIBOR plus an agreed upon margin of between 0% and 2.25%, based on the Company’s funded debt to EBITDA ratio as defined in the agreement. As of the filing date of this Quarterly Report on Form 10-Q, there have been no borrowings against this new line of credit and the entire line is currently available.

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

Astro-Med is a multi-national enterprise, which designs, develops, manufactures, distributes and services a broad range of products that acquire, store, analyze and present data in multiple formats. The Company organizes its structure around a core set of competencies, including research and development, manufacturing, service, marketing and distribution. We market and sell our products and services through the following two product groups:

•	QuickLabel Systems Product Group (QuickLabel)—offers label printer hardware, labeling software, service contracts and label and ink consumable products that digitally print color labels on a broad range of label and tag substrates.

•	Test and Measurement Product Group (T&M)—offers a suite of ruggedized printer products designed primarily for military and commercial aerospace applications to be used to print weather maps, communications and other critical flight information. T&M also offers a suite of telemetry recorder products sold to the aerospace and defense industries, as well as portable data acquisition recorders, which offer diagnostic and test functions to a wide range of manufacturers including automotive, energy, paper and steel fabrication.

On January 31, 2013, the Company completed the sale of substantially all of the assets of its Grass Technologies Product Group (Grass) in order to focus on its existing core businesses. Consequently, the Company has classified the results of operations of its Grass segment as discontinued operations for the three and six months ended August 3, 2013 periods presented.

On January 22, 2014, Astro-Med completed the acquisition of the Ruggedized Printer Product line from Miltope Corporation (Miltope), which is engaged in the design, development, manufacture and testing of ruggedized computers and computer peripheral equipment for military, industry and commercial applications. Astro-Med’s ruggedized printer product line is part of the Test & Measurement (T&M) product group and is reported as part of the T&M segment. Miltope sales for the second quarter and six months ended August 2, 2014 were approximately $1.6 million and $3.8 million, respectively, and the results of the Miltope’s ruggedized printer product line operations have been included in the condensed consolidated statements of operations for the three and six months ended August 2, 2014.

Astro-Med markets and sells its products and services globally through a diverse distribution structure of direct sales personnel, manufacturer’s representatives and authorized dealers that deliver a full complement of branded products and services to customers in our respective markets.

Results of Operations

Three Months Ended August 2, 2014 vs. Three Months Ended August 3, 2013

Net sales by product group and current quarter percentage change over prior year for the three months ended August 2, 2014 and August 3, 2013 were:

(Dollars in thousands)	August 2, 2014	As a % of Net Sales	August 3, 2013	As a % of Net Sales	% Change Over Prior Year
QuickLabel	$15,257	68.2%	$12,195	70.9%	25.1%
T&M	7,109	31.8%	4,999	29.1%	42.2%

Total	$22,366	100.0%	$17,194	100.0%	30.1%

Net sales for the second quarter of the current year were $22,366,000, representing a 30.1% increase as compared to the previous year’s second quarter sales of $17,194,000 and a 7.7% increase as compared to current year’s first quarter sales of $20,774,000. Sales through the domestic channels for the current quarter were $15,176,000, an increase of 25.7% over the prior year’s second quarter and a 3.8% increase compared to current year’s first quarter domestic sales of $14,623,000. International sales for the second quarter of the current year were $7,190,000, representing a 40.4% increase from the previous year and a 16.9% increase over the current year’s first quarter international sales of $6,151,000. Current year’s second quarter international sales include favorable foreign exchange rate impact of $148,000.

Hardware sales in the current quarter were $9,910,000, a 40.1% increase as compared to prior year’s second quarter sales of $7,071,000. Both segments contributed to the current quarter increase, as hardware sales were up 57.5% in the QuickLabel product group and 31.1% in the T&M product group compared to prior year second quarter. The increase in current quarter hardware sales is due to strong sales of the hardware product lines in the QuickLabel, Ruggedized and Data Acquisition product groups. The sale of the ruggedized printers from the January 2014 acquisition of Miltope was also a strong contribution to the hardware sales volume.

Consumables sales in the current quarter were $10,922,000, representing an 18.7% increase over prior year’s second quarter consumable sales of $9,205,000. The current quarter increase in consumable sales as compared to the second quarter of the prior year is primarily due to the double-digit increase in sales of label and tag products and digital color printer supplies in the QuickLabel segment.

Service and other revenues of $1,534,000 in the current quarter were up 67.0% from prior year’s second quarter service and other revenues of $918,000, primarily due to the increase in repairs and parts revenue during the quarter due to the Miltope acquisition.

Current year second quarter gross profit was $9,589,000, representing a 38.5% improvement as compared to prior year’s second quarter gross profit of $6,923,000. The Company’s gross profit margin of 42.9% in the current quarter also reflects an increase from the prior year’s second quarter gross profit margin of 40.3%. The higher gross profit and related margin for the current quarter as compared to prior year is primarily attributable to higher sales, improved product mix and the Company’s ongoing lean manufacturing initiatives.

Operating expenses for the current quarter were $7,425,000, which increased as compared to prior year’s second quarter operating expenses of $6,036,000. The Company increased its spending in selling and market activities due to additional personnel and related commissions and benefits costs, as well as increased spending on targeted marketing and trade shows. The Company also expanded its R&D initiatives in the current quarter with new product programs aimed at growing the business. Although R&D expenses increased in the current quarter as compared to the prior year, current quarter spending in R&D represents 6.6% of sales, a decrease compared to prior year’s second quarter level of 7.4%.

The provision for federal, state and foreign taxes on continuing operations for the second quarter of the current year was $812,000, reflecting an effective tax rate of 36.1%. This compares to the prior year’s second quarter provision on income from continued operations of $331,000, reflecting an effective tax rate of 38.4%.

The Company reported income from continuing operations of $1,435,000 for the second quarter of the current year, reflecting a return on sales of 6.4% and generating EPS of $0.18 per diluted share, as compared to the prior year’s second quarter income from continuing operations of $531,000, reflecting a return on sales of 3.1% and related $0.07 per diluted share.

Discontinued Operation

On January 31, 2013, the Company completed the sale of substantially all of the assets of its Grass Technologies Product Group for a purchase price of $18,600,000. Consequently, the Company has classified the results of operations of its Grass segment as discontinued operations for the fiscal 2014 period presented.

Results for discontinued operations are as follows:

(In thousands)	August 3, 2013
Net Sales	$1,965
Gross Profit	$327
Net Income from Discontinued Operations	$165

Six Months Ended August 2, 2014 vs. Six Months Ended August 3, 2013

Net sales by product group and current quarter percentage change over prior year for the six months ended August 2, 2014 and August 3, 2013 were:

(Dollars in thousands)	August 2, 2014	As a % of Net Sales	August 3, 2013	As a % of Net Sales	% Change Over Prior Year
QuickLabel	$29,680	68.8%	$23,592	72.2%	25.8%
T&M	13,460	31.2%	9,087	27.8%	48.1%

Total	$43,140	100.0%	$32,679	100.0%	32.0%

Net sales for the first six months of the current year were $43,140,000, representing a 32.0% increase as compared to the previous year’s sales of $32,679,000. Sales through the domestic channels for the first half of the current year were $29,799,000, an increase of 30.9% over the prior year. International shipments for the first six months of the current year were $13,341,000, representing a 34.6% increase from the previous year. The current year’s first six months international sales include a favorable foreign exchange rate impact of $293,000.

Hardware sales in the first six months of the current year were $18,472,000, a 45.4% increase compared to prior sales of $12,708,000. Both product groups experienced growth in the current year, with T&M hardware sales at $11,530,000, a 39.3% increase as compared to prior year sales of $8,278,000 and QuickLabel hardware sales at $6,942,000 in the current year, a 56.7% increase from prior year sales of $4,430,000. The main source of the current year’s increase was primarily due to T&M’s Ruggedized product line sales as well as the increase in QuickLabel’s new Kairo! product line sales.

Consumables sales in first half of the current year were $21,760,000, representing a 20.2% increase over prior year’s first six months sales of $18,107,000. The current year increase in consumable sales is primarily due to the double-digit increase in both label and tag, as well as digital color printer supplies product sales in the QuickLabel segment.

Service and other revenues of $2,908,000 in the first six months of the current year were up 56.0% from prior year’s first six months service and other revenues of $1,864,000, primarily due to the increase in repairs and parts revenue during the current year due to the Miltope acquisition.

Current year first six months gross profit was $18,225,000, reflecting a 51.5% improvement as compared to prior year’s first six months gross profit of $12,027,000. The Company’s gross profit margin of 42.2% in the current year also reflects an increase from the prior year’s first six months gross profit margin of 36.8%. The higher gross profit and related margin for the current year as compared to prior year is primarily attributable to increased sales, improved product mix, as well as $672,000 in product replacement program costs recognized in the prior year related to a reserve established to address a non-compliant component used in a certain models of ToughWriter printers.

Operating expenses for the first six months of the fiscal year were $14,362,000, an increase as compared to prior year’s first six months operating expenses of $11,862,000. Specifically, selling and marketing expenses for the current year increased as compared to the previous year’s first six months due to additional personnel and related benefit and commission costs, as well as an increase in targeted marketing and trade show expenditures. G&A expenses slightly increased to $2,634,000 in the first six months of the current year as compared to prior year’s first six months G&A expenses of $2,521,000 primarily due to an increase in professional fees. Although, investment in R&D in the first six months of the current year of $2,850,000 increased compared to prior year’s first six months investment of $2,387,000 due primarily to the expansion of new product programs, current year spending in R&D represents 6.6% of sales as compared to prior year’s first six months level of 7.3%.

First six months operating income of $3,863,000, resulted in an operating profit margin of 9.0%, an increase as compared to the prior year’s first six months operating income of $165,000 and related operating margin of 0.5%. The increase in operating income and related margin is primarily attributable to increased sales volume, favorable product mix, as well as operating efficiencies in manufacturing operations.

Other expense during the first six months was $38,000 compared to $62,000 in the first six months of the previous year. The lower expense was primarily due to the decline in foreign exchange loss recognized in the first six months of the current year as compared to the prior year. Included in this years other expense is a $251,000 write down on the disposition of inventory related to the conclusion and settlement of the Grass Transition Service Agreement.

The Company recognized a $1,261,000 income tax expense on income from continuing operations for the first six months of the current fiscal year which includes a $100,000 benefit related to the favorable resolution of a previously uncertain tax position. This compares to the prior year’s first six months income tax expense on income from continued operations of $11,000.

The Company reported net income from continuing operations of $2,564,000 for the first six months of the current year, reflecting a return on sales of net 5.9% and generating a EPS of $0.33 per diluted share. On a comparative basis, in the prior year’s first six months, the Company recognized income from continuing operations of $92,000, reflecting a return on sales of 0.3% and an EPS of $0.01 per diluted share.

Discontinued Operation

On January 31, 2013, the Company completed the sale of substantially all of the assets of its Grass Technologies Product Group (Grass) for a purchase price of $18,600,000. Consequently, the Company has classified the results of operations of its Grass segment as discontinued operations for all periods presented.

Results for discontinued operations are as follows:

Six Months Ended August 3, 2013
(In thousands)
Net Sales	$3,716
Gross Profit	$378
Net Income from Discontinued Operations	$155

Segment Analysis

The Company reports two segments consistent with its product groups: QuickLabel Systems (QuickLabel) and Test & Measurement (T&M). The Company evaluates segment performance based on the segment profit before corporate and financial administration expenses.

Summarized below are the Net Sales and Segment Operating Profit for each reporting segment:

	Three Months Ended				Six Months Ended
	Net Sales		Segment Operating Profit		Net Sales		Segment Operating Profit
(In thousands)	August 2, 2014	August 3, 2013	August 2, 2014	August 3, 2013	August 2, 2014	August 3, 2013	August 2, 2014	August 3, 2013
QuickLabel	$15,257	$12,195	$2,247	$1,576	$29,680	$23,592	$4,445	$2,468
T&M	7,109	4,999	1,360	691	13,460	9,087	2,052	890

Total	$22,366	$17,194	3,607	2,267	$43,140	$32,679	6,497	3,358

Product Replacement Related Costs			—	—			—	672
Corporate Expenses			1,443	1,380			2,634	2,521

Operating Income			2,164	887			3,863	165
Other Income (Expense)—Net			83	(25)			(38)	(62)

Income From Continuing Operations Before Income Taxes			2,247	862			3,825	103
Income Tax Provision			812	331			1,261	11

Income From Continuing Operations			1,435	531			2,564	92
Income From Discontinued Operations, Net of Income Taxes			—	165			—	155

Net Income			$1,435	$696			$2,564	$247

QuickLabel Systems—QuickLabel

Sales revenues from the QuickLabel product group increased 25.1% with sales of $15,257,000 in the second quarter of the current year as compared to $12,195,000 in the same period of the prior year. The current quarter increase in sales is due to both the consumables and hardware product lines. Consumable sales increased 17.0% from the same period in the prior year, primarily due to the increased demand for label and tag as well as digital color printer supplies products, both which have experienced double-digit growth as compared to the prior year. Sales in the hardware product line increased 57.5% primarily attributable to sales in the ink jet printer product lines. QuickLabel’s current quarter segment operating profit was $2,247,000, reflecting a profit margin of 14.7%, an increase from prior year’s second quarter segment profit of $1,576,000 and related profit margin of 12.9%. The increase in QuickLabel’s current year’s segment operating profit and related margin is primarily due to higher sales, lower manufacturing costs and favorable product mix.

Sales revenues from the QuickLabel product group were $29,680,000 for the first six months of the current fiscal year as compared to $23,592,000 in the same period of the prior year. The increase in sales is primarily due to the consumables product line which increased 18.7% from the prior year, primarily attributable to the increased demand for the label and tag, as well as digital color printer supplies product lines. Also contributing to the current year increase were sales in the hardware product line, which increased 56.7% from the same period of the prior year, primarily due to the ink jet printer product line. QuickLabel’s current year’s segment operating profit was $4,445,000, reflecting a profit margin of 15.0% an increase from prior year’s segment profit of $2,468,000 and related profit margin of 10.5%. The increase in QuickLabel’s current year’s segment operating profit and related margin is primarily due to increased sales and favorable product mix.

Test & Measurement—T&M

Sales revenues from the T&M product group were $7,109,000 for the second quarter of the current fiscal year, representing a 42.2% increase as compared to sales of $4,999,000 for the same period in the prior year. The increase is primarily attributable to the sales growth in the second quarter in the Ruggedized product lines, including the Miltope ruggedized aerospace printer product line acquired in January 2014. T&M also experienced increase in demand for its high-speed data recorder products line during the current quarter. T&M’s second quarter segment operating profit of $1,360,000 resulted in a 19.1% profit margin as compared to the prior year’s segment operating profit of $691,000 and related operating margin of 13.8%. The higher segment operating profit and related margin were due to higher sales and favorable product mix.

Sales revenues from the T&M product group were $13,460,000 for the first six months of the current fiscal year, representing a 48.1% increase as compared to sales of $9,087,000 for the same period in the prior year. The increase is primarily attributable to the hardware product line, as both the Ruggedized and high-speed data recorder product lines experienced growth over prior year. T&M’s segment operating profit for the first six months of the current fiscal year was $2,052,000 which resulted in a 15.2% profit margin as compared to the prior year’s segment operating profit of $890,000 and related operating margin of 9.8%. The increase in segment operating profit and related margin was due to increased sales and favorable product mix.

Financial Condition and Liquidity

The Company believes that cash provided by operations will continue to be sufficient to meet operating and capital needs for at least the next twelve months. However, in the event that cash from operations is not sufficient, the Company has a substantial cash and short term marketable securities balance. The Company’s $10.0 million revolving bank line of credit, all of which was available, expired on May 30, 2014 and the Company is currently in the process of negotiating a new $10.0 credit line facility for a three year term which is expected bear interest at a base rate plus margin.

The Company’s statements of cash flows for the six months ended August 2, 2014 and August 3, 2013 are included on page 6. Net cash flows used by operating activities was $2,370,000 in the current year compared to $6,187,000 in the previous year. The decrease in operating cash flow used in the six months of the current year as compared to the previous year is related to income tax payments made in the prior year in connection with the gain on the sale of Grass, partially offset by higher accounts receivable and inventory balances in the current year. Accounts receivables increased to $14,075,000 at the end of the second quarter as compared to $11,366,000 at year-end, although the accounts receivable collection cycle decreased to 53 days sales outstanding at the end of the current quarter as compared to 54 days outstanding at year end. Inventory increased to $16,023,000 at the end of the second quarter compared to $15,178,000 at year end and inventory days on hand slightly decreased to 112 days on hand at the end of the current quarter from 113 days at year end.

The Company’s cash, cash equivalents and investments at the end of the second quarter totaled $28,007,000 compared to $27,107,000 at year end. The increased cash and investment position at August 2, 2014 resulted from current six months net income,

$1.8 million cash received in the first quarter related to the cash held in escrow as part of the sale of Grass and cash received in the first quarter related to the disposition of inventory to the purchaser of Grass. This increase was partially offset by increases in accounts receivable and inventory, as discussed above, dividends paid of $1,076,000 and cash used to acquire property, plant and equipment of $874,000.

The Company’s backlog increased 4.6% from year-end to $14,700,000 at the end of the current second quarter.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the second quarter of fiscal 2015, the Company made the following repurchases of its common stock:

	Total Number of Shares Repurchased	Average Price paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Be Purchased Under The Plans or Programs
May 4—May 31	—	$—	—	390,000
June 1—June 28	—	$—	—	390,000
June 29—August 2	—	$—	—	390,000

Item 6.	Exhibits

The following exhibits are filed as part of this report on Form 10-Q:

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(101)	The following materials from Registrant’s Quarterly Report on Form 10-Q for the period ended August 2, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to the Condensed Consolidated Financial Statements. Filed electronically herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASTRO-MED, INC. (Registrant)

Date: September 9, 2014	By	/s/ Gregory A. Woods
Gregory A. Woods,
President, Chief Executive Officer and Director
(Principal Executive Officer)

	By	/s/ Joseph P. O’Connell
Joseph P. O’Connell
Senior Vice President, Treasurer and Chief Financial Officer
(Principal Financial Officer)