Form 10-Q
period 2014-11-01
ASTRO MED INC /NEW/
filed 2014-12-10
CIK 8146

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 1, 2014

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

Common Stock, $.05 Par Value – 7,239,496 shares

(excluding treasury shares) as of December 5, 2014

ASTRO-MED, INC.

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ASTRO-MED, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, Except Share Data)

	November 1, 2014	January 31, 2014
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$13,272	$8,341
Securities Available for Sale	17,631	18,766
Accounts Receivable, net	13,766	11,366
Inventories	16,424	15,178
Deferred Tax Assets	1,701	1,673
Restricted Cash	—	1,800
Line of Credit Receivable	180	240
Note Receivable	250	250
Asset Held for Sale	2,120	2,120
Prepaid Expenses and Other Current Assets	3,666	1,383
Current Assets of Discontinued Operations	—	3,917

Total Current Assets	69,010	65,034
PROPERTY, PLANT AND EQUIPMENT	36,540	34,960
Less Accumulated Depreciation	(28,275)	(27,368)

Property, Plant and Equipment, net	8,265	7,592
OTHER ASSETS
Note Receivable	253	440
Deferred Tax Assets	270	313
Intangible Assets	2,873	3,400
Goodwill	991	991
Other	91	194

Total Other Assets	4,478	5,338

TOTAL ASSETS	$81,753	$77,964

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts Payable	$4,432	$2,374
Accrued Compensation	3,279	3,130
Other Liabilities and Accrued Expenses	2,253	2,310
Deferred Revenue	492	454
Income Taxes Payable	113	788
Current Liabilities of Discontinued Operations	—	836

Total Current Liabilities	10,569	9,892
Long Term Obligations	42	250
Deferred Tax Liabilities	39	77
Other Long Term Liabilities	1,007	1,131

TOTAL LIABILITIES	11,657	11,350
SHAREHOLDERS’ EQUITY
Common Stock, $0.05 Par Value, Authorized 13,000,000 shares; Issued 9,513,370 shares and 9,291,225 shares at November 1, 2014 and January 31, 2014, respectively	476	465
Additional Paid-in Capital	43,191	41,235
Retained Earnings	39,700	37,201
Treasury Stock, at Cost, 1,776,121 shares and 1,730,042 shares at November 1, 2014 and January 31, 2014, respectively	(13,091)	(12,463)
Accumulated Other Comprehensive Income (Loss)	(180)	176

TOTAL SHAREHOLDERS’ EQUITY	70,096	66,614

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$81,753	$77,964

See Notes to condensed consolidated financial statements (unaudited).

ASTRO-MED, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, Except Per Share Data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	November 1, 2014	November 2, 2013	November 1, 2014	November 2, 2013
Net Sales	$23,137	$18,179	$66,277	$50,858
Cost of Sales	12,985	10,816	37,901	30,796
Product Replacement Related Costs	—	—	—	672

Gross Profit	10,152	7,363	28,376	19,390
Operating Expenses:
Selling and Marketing	4,606	3,727	13,483	10,680
Research and Development	1,564	1,230	4,414	3,617
General and Administrative	1,407	1,223	4,041	3,745

Operating Expenses	7,577	6,180	21,938	18,042

Operating Income, net	2,575	1,183	6,438	1,348
Other Expense	(46)	(2)	(85)	(64)

Income from Continuing Operations before Income Taxes	2,529	1,181	6,353	1,284
Income Tax Provision for Continuing Operations	974	436	2,235	446

Income from Continuing Operations	1,555	745	4,118	838
Income from Discontinued Operations, net of tax benefit of $89 and tax expense of $333 for the three and nine months ended November 2, 2013, respectively	—	363	—	517

Net Income	$1,555	$1,108	$4,118	$1,355

Net Income per Common Share—Basic:
From Continuing Operations	$0.20	$0.10	$0.54	$0.11
From Discontinued Operations	—	0.05	—	0.07

Net Income Per Common Share—Basic	$0.20	$0.15	$0.54	$0.18

Net Income per Common Share—Diluted:
From Continuing Operations	$0.20	$0.10	$0.52	$0.11
From Discontinued Operations	—	0.04	—	0.07

Net Income Per Common Share—Diluted	$0.20	$0.14	$0.52	$0.18

Weighted Average Number of Common Shares Outstanding:
Basic	7,730	7,490	7,678	7,449
Diluted	7,926	7,716	7,897	7,650

Dividends Declared Per Common Share	$0.07	$0.07	$0.21	$0.21

See Notes to condensed consolidated financial statements (unaudited).

ASTRO-MED, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	November 1, 2014	November 2, 2013	November 1, 2014	November 2, 2013
Net Income	$1,555	$1,108	$4,118	$1,355
Other Comprehensive Income (Loss), Net of Taxes and Reclassification Adjustments:
Foreign Currency Translation Adjustments	(307)	137	(348)	(56)
Unrealized Holding Gain (Loss) on Securities Available for Sale	(6)	14	(8)	18

Other Comprehensive Income (Loss)	(313)	151	(356)	(38)

Comprehensive Income	$1,242	$1,259	$3,762	$1,317

See Notes to condensed consolidated financial statements (unaudited).

ASTRO-MED, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Nine Months Ended
	November 1, 2014	November 2, 2013
Cash Flows from Operating Activities:
Net Income	$4,118	$1,355
Adjustments to Reconcile Net Income to Net Cash Provided (Used) by Operating Activities:
Depreciation and Amortization	1,541	951
Share-Based Compensation	381	406
Deferred Income Tax Provision (Benefit)	(23)	192
Changes in Assets and Liabilities:
Accounts Receivable	(2,400)	(3,368)
Inventories	(1,245)	(1,039)
Income Taxes	(1,349)	(4,940)
Accounts Payable and Accrued Expenses	1,984	1,087
Other	(1,223)	362

Net Cash Provided (Used) by Operating Activities	1,784	(4,994)
Cash Flows from Investing Activities:
Proceeds from Sales/Maturities of Securities Available for Sale	10,585	7,940
Purchases of Securities Available for Sale	(9,462)	(19,056)
Release of Funds Held in Escrow From Sale of Grass	1,800	—
Proceeds Received on Disposition of Grass Inventory	2,355	—
Payments Received on Line of Credit and Note Receivable	248	—
Additions to Property, Plant and Equipment	(1,719)	(910)

Net Cash Provided (Used) by Investing Activities	3,807	(12,026)
Cash Flows from Financing Activities:
Proceeds from Common Shares Issued Under Employee Benefit Plans and Employee Stock Option Plans, Net of Payment of Minimum Tax Withholdings	959	564
Dividends Paid	(1,619)	(1,569)

Net Cash Used by Financing Activities	(660)	(1,005)
Net Increase (Decrease) in Cash and Cash Equivalents	4,931	(18,025)
Cash and Cash Equivalents, Beginning of Period	8,341	30,999

Cash and Cash Equivalents, End of Period	$13,272	$12,974

Supplemental Disclosures of Cash Flow Information:
Cash Paid During the Period for Income Taxes, Net of Refunds	$3,602	$4,881

See Notes to condensed consolidated financial statements (unaudited).

ASTRO-MED, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(1) Overview

Headquartered in West Warwick, Rhode Island, Astro-Med Inc. designs, develops, manufactures and distributes a broad range of specialty printers and data acquisition and analysis systems. Our products are distributed through our own sales force and authorized dealers in the United States. We also sell to customers outside of the United States primarily through our Company offices in Canada and Europe as well as with independent dealers and representatives. Astro-Med, Inc. products are sold under the brand names Astro-Med ® Test & Measurement and QuickLabel ® Systems and are employed around the world in a wide range of aerospace, apparel, automotive, avionics, chemical, computer peripherals, communications, distribution, food and beverage, general manufacturing, packaging and transportation applications.

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

On January 31, 2013, the Company completed the sale of substantially all of the assets of its Grass Technologies Product Group (Grass). The Company has classified the results of operations of its Grass segment as discontinued operations for the three and nine months periods ended November 2, 2013. Refer to Note 15, “Discontinued Operations,” for further details.

On January 22, 2014, Astro-Med completed the acquisition of the ruggedized printer product line from Miltope Corporation, a company of VT Systems (“Miltope”). Astro-Med’s ruggedized printer product line is part of the Ruggedized product group and is reported as part of the Test & Measurement (T&M) segment. The results of the Miltope’s ruggedized printer product line operations have been included in the condensed consolidated financial statements of the Company for the three and nine months periods ended November 1, 2014. Refer to Note 4, “Acquisition,” for further details.

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

(4) Acquisition

On January 22, 2014, Astro-Med completed the acquisition of the ruggedized printer product line from Miltope, which is engaged in the design, development, manufacture and testing of ruggedized computers and computer peripheral equipment for military, industry and commercial avionics applications. Astro-Med’s ruggedized printer product line is part of the Ruggedized product group and is reported as part of the T&M segment. The results of the Miltope’s ruggedized printer product line operations have been included in the condensed consolidated financial statements for the three and nine months periods ended November 1, 2014 as presented.

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

As part of the acquisition, Miltope and Astro-Med entered into a manufacturing services agreement under which Miltope provided transition services and continued to manufacture printers for Astro-Med. This agreement concluded in the third quarter of the current year, as the Company has transitioned all the manufacturing to its West Warwick, Rhode Island facility.

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

	Three Months Ended November 2, 2013	Nine Months Ended November 2, 2013
(In thousands)
Net Sales	$20,179	$56,858

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

	Three Months Ended		Nine Months Ended
	November 1, 2014	November 2, 2013	November 1, 2014	November 2, 2013
Weighted Average Common Shares Outstanding—Basic	7,729,530	7,489,690	7,677,751	7,449,251
Effect of Dilutive Options, Restricted Stock Awards and Restricted Stock Units	196,620	226,130	219,310	200,763

Weighted Average Common Shares Outstanding—Diluted	7,926,150	7,715,820	7,897,061	7,650,014

For the three and nine months ended November 1, 2014, the diluted per share amounts do not reflect common equivalent shares outstanding of 155,000. For the three and six months ended November 2, 2013, the diluted per share amounts do not reflect common equivalent shares outstanding of 131,600 and 172,100, respectively. These outstanding options were not included due to their anti-dilutive effect, as the exercise price was greater than the average market price of the underlying stock during the period presented.

(6) Share-Based Compensation

Astro-Med has one equity incentive plan (the “Plan”) under which incentive stock options, non-qualified stock options, restricted stock units (“RSUs”), restricted stock awards (“RSAs”) and other equity based awards may be granted to directors, officers and certain employees. An aggregate of 1,000,000 shares were authorized for awards under the Plan. At November 1, 2014, 205,164 shares were available for grant under the Plan. Options granted to employees vest over four years. The exercise price of each stock option will be established at the discretion of the Compensation Committee; however, any incentive stock options granted must be at an exercise price of not less than fair market value at the date of grant. In fiscal year 2013, a portion of the Company’s executive’s long-term incentive compensation was awarded in the form of RSUs (“2013 RSUs”). The 2013 RSUs were earned based on the Company achieving specific thresholds of net sales and annual operating income as established under the fiscal 2013 Domestic Management Bonus Plan and vested fifty percent on the first anniversary of the grant date and fifty percent on the second anniversary of the grant date provided that the grantee was employed on each vesting date by Astro-Med or an affiliate company. All such 2013 RSUs were earned and vested as of March 2014. In April 2013, the Company granted options and RSUs to officers (“2014 RSUs”). Each 2014 RSU will be earned and vest as follows: twenty-five percent of the 2014 RSU vests on the third anniversary of the grant date, fifty percent of the 2014 RSU vests upon the Company achieving its cumulative budgeted net sales target for fiscal years 2014 through 2016 (the “Measurement Period”), and twenty-five percent of the total 2014 RSU vests upon the Company’s achieving a target average annual ORONA (operating income return on net assets as calculated under the Domestic Management Bonus Plan) for the Measurement Period. The grantee may not sell, transfer or otherwise dispose of more than fifty percent of the common stock issued upon vesting of the RSU until the first anniversary of the vesting date.

The Plan provides for an automatic annual grant of ten-year options to purchase 5,000 shares of stock to each non-employee director upon the adjournment of each shareholders’ meeting. Each such option is exercisable at the fair market value as of the grant date and vests immediately prior to the next succeeding shareholders’ meeting. In addition to the automatic option grant under Plan, the Company has a Non-Employee Director Annual Compensation Program (the “Program”) which provides that each non-employee director is entitled to an annual cash retainer of $7,000 (the “Annual Cash Retainer”), plus $500 for each Board and committee meeting attended. In addition, effective August 1, 2014, the Chairman of the Board also receives an annual retainer of $6,000 and the Chair of the Audit Committee and Compensation Committee each receive an annual retainer of $4,000 each (“Chair Retainer”). The non-employee director may elect for any fiscal year to receive all or a portion of the Annual Cash Retainer and/or Chair Retainer (collectively the “Cash Retainer”) in the form of common stock of the Company, which will be issued under the Plan. If a non-employee director elects to receive all or a portion of the Cash Retainer in the form of common stock, such shares shall be issued in four quarterly installments on the first day of each fiscal quarter, and the number of shares of common stock to be issued shall be based on the fair market value of such common stock on the date such installment is payable. The common stock received in lieu of such Cash Retainer will be fully vested. However, a non-employee director who receives common stock in lieu of all or a portion of the Cash Retainer may not sell, transfer, assign, pledge or otherwise encumber the common stock prior to the first anniversary of the date on which such shares were issuable. In the event of the death or disability of a nonemployee director, or a change in control of the Company, any shares of common stock issued in lieu of such Cash Retainer, shall no longer be subject to such restrictions on transfer.

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

Share-based compensation expense was recognized as follows:

	Three Months Ended		Nine Months Ended
	November 1, 2014	November 2, 2013	November 1, 2014	November 2, 2013
(In thousands)
Stock Options	$64	$46	$179	$140
Restricted Stock Awards and Restricted Stock Units	58	81	202	266

Total	$122	$127	$381	$406

Stock Options

The fair value of stock options granted during the nine months ended November 1, 2014 and November 2, 2013 was estimated using the following assumptions:

	Nine Months Ended
	November 1, 2014	November 2, 2013
Risk Free Interest Rate	1.6%	0.8%
Expected Volatility	26.8%	38.3%
Expected Life (in years)	5.0	5.0
Dividend Yield	2.0%	2.6%

The weighted average fair value per share for options granted was $2.43, $2.93 and $2.84, during the first, second and third quarters of fiscal 2015, respectively, compared to $2.79 during the first and second quarters of fiscal 2014. No options were granted during the third quarter of fiscal 2014.

Aggregated information regarding stock options granted under the Plan for the nine months ended November 1, 2014 is summarized below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Outstanding at January 31, 2014	736,647	$8.63	4.7	$3,707,000
Granted	155,600	13.98
Exercised	(188,393)	8.56
Expired or canceled	(10,787)	9.07

Outstanding at November 1, 2014	693,067	$9.84	5.9	$2,485,570

Exercisable at November 1, 2014	449,493	$8.62	4.2	$2,088,870

As of November 1, 2014, there was $518,000 of unrecognized compensation expense related to unvested options, which will be recognized through August 2018.

Restricted Stock Units (RSUs) and Restricted Stock Awards (RSAs)

Aggregated information regarding RSUs and RSAs granted under the Plan for the nine months ended November 1, 2014 is summarized below:

	RSAs & RSUs	Weighted Average Grant Date Fair Value
Unvested at January 31, 2014	106,496	$9.12
Granted	7,245	13.80
Vested	(35,662)	8.75
Forfeited	(5,834)	10.07

Unvested at November 1, 2014	72,245	$9.70

As of November 1, 2014, there was $286,000 of unrecognized compensation expense related to unvested RSUs and RSAs which will be recognized through April 2016.

Employee Stock Purchase Plan

Astro-Med has an Employee Stock Purchase Plan allowing eligible employees to purchase shares of common stock at a 15% discount from fair value on the date of purchase. A total of 247,500 shares were reserved for issuance under this plan. During the quarters ended November 1, 2014 and November 2, 2013, there were 872 and 886 shares respectively, purchased under this plan. During the nine months ended November 1, 2014 and November 2, 2013, there were 2,464 and 3,152 shares respectively, purchased under this plan. As of November 1, 2014, 57,778 shares remain available.

(7) Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and include material, labor and manufacturing overhead. The components of inventories are as follows:

	November 1, 2014	January 31, 2014
(In thousands)
Materials and Supplies	$10,671	$10,722
Work-In-Process	1,493	852
Finished Goods	7,859	6,798

	20,023	18,372
Inventory Reserve	(3,599)	(3,194)

	$16,424	$15,178

(8) Income Taxes

The Company’s effective tax rates for income from continuing operations based on the projected effective tax rate for the full year, are as follows:

	Three Months Ended	Nine Months Ended
Fiscal 2015	38.5%	35.2%
Fiscal 2014	36.9%	34.7%

During the three months ended November 1, 2014, the Company recognized an income tax expense of approximately $974,000. The effective tax rate in this quarter was directly impacted by an $80,000 tax expense related to the under accrual of the prior year’s state taxes and offset by a tax benefit of $41,000 related to the favorable resolution of a previously uncertain tax position. During the three months ended November 2, 2013, the Company recognized income tax expense on income from continuing operations of $436,000 which includes a benefit of approximately $18,000 recorded as the result of a favorable adjustment in the filing of a prior year’s tax return.

During the nine months ended November 1, 2014, the Company recognized an income tax expense of approximately $2,235,000. The effective tax rate in this quarter was directly impacted by an $80,000 tax expense related to the under accrual of the prior year’s state taxes and offset by a tax benefit of $141,000 related to the favorable resolution of a previously uncertain tax position. During the nine months ended

November 2, 2013, the Company recognized an income tax expense of approximately $446,000 which included an expense of $464,000 on nine month pretax income from continuing operations and a benefit of $18,000 related to the favorable adjustment in the filing of the prior year’s tax returns.

As of November 1, 2014, the Company’s cumulative unrecognized tax benefits totaled $650,000 compared to $715,000 as of January 31, 2014. There were no developments affecting unrecognized tax benefits during the quarter ended November 1, 2014.

(9) Note Receivable and Line of Credit Issued

On January 30, 2012, the Company completed the sale of its label manufacturing operations in Asheboro, North Carolina to Label Line Ltd. The net sale price of $1,000,000 was received in the form of a promissory note issued by Label Line Ltd. and is fully secured by a first lien on various collateral, including the Asheboro plant and plant assets. The note bears interest at 3.75% is payable in sixteen quarterly installments of principal and interest which commenced on January 30, 2013. The note receivable is disclosed at its present value on the accompanying condensed consolidated balance sheets. As of November 1, 2014, $503,000 remains outstanding on this note.

The terms of the Asheboro sale also included an agreement for Astro-Med to provide Label Line Ltd. with additional financing in the form of a revolving line of credit in the amount of $600,000. This line of credit is fully secured by a first lien on various collateral of Label Line Ltd., including the Asheboro plant and plant assets, and bears interest at a rate equal to the United States prime rate plus an additional margin of two percent on the outstanding credit balance. Although the initial term was for a period of one-year from the date of the sale, the agreement has been extended through January 31, 2015. As of November 1, 2014, $180,000 remains outstanding on this revolving line of credit.

(10) Segment Information

Astro-Med reports two segments: QuickLabel Systems (QuickLabel) and Test & Measurement (T&M). On January 31, 2013, the Company completed the sale of substantially all of the assets of its Grass Technologies Product Group (Grass) in order to focus on its existing core businesses. The Company has classified the results of operations of Grass as discontinued operations for the three and nine months ended November 2, 2013. Refer to Note 15, “Discontinued Operations” for a further discussion.

On January 22, 2014, Astro-Med completed the acquisition of the ruggedized printer product line from Miltope. Astro-Med’s ruggedized printer product line is part of the Ruggedized product group and is reported as part of the T&M segment. The results of the Miltope’s ruggedized printer product line operations have been included below for the three and nine months periods ended November 1, 2014. Assuming the acquisition of Miltope occurred on February 1, 2013 the Company’s net sales (on a pro forma basis) for the three and nine months periods ended November 2, 2013 would have been $20,179,000 and $56,858,000, respectively. Refer to Note 4, “Acquisition,” for further details.

The Company evaluates segment performance based on the segment profit before corporate expenses.

Summarized below are the Net Sales and Segment Operating Profit for each reporting segment:

	Three Months Ended				Nine Months Ended
	Net Sales		Segment Operating Profit		Net Sales		Segment Operating Profit
(In thousands)	November 1, 2014	November 2, 2013	November 1, 2014	November 2, 2013	November 1, 2014	November 2, 2013	November 1, 2014	November 2, 2013
QuickLabel	$15,252	$12,509	$1,959	$1,494	$44,931	$36,102	$6,405	$3,962
T&M	7,885	5,670	2,023	912	21,346	14,756	4,074	1,803

Total	$23,137	$18,179	3,982	2,406	$66,277	$50,858	10,479	5,765

Product Replacement Related Costs			—	—			—	672
Corporate Expenses			1,407	1,223			4,041	3,745

Operating Income			2,575	1,183			6,438	1,348
Other Expense—Net			(46)	(2)			(85)	(64)

Income From Continuing Operations Before Income Taxes			2,529	1,181			6,353	1,284
Income Tax Provision			974	436			2,235	446

Income From Continuing Operations			1,555	745			4,118	838
Income From Discontinued Operations, Net of Income Taxes			—	363			—	517

Net Income			$1,555	$1,108			$4,118	$1,355

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

(12) Securities Available for Sale

Pursuant to our investment policy, securities available for sale include state and municipal securities with various contractual or anticipated maturity dates ranging from one to 43 months. Securities available for sale are carried at fair value, with unrealized gains and losses reported as a component of accumulated other comprehensive income (loss) in shareholders’ equity until realized. Realized gains and losses from the sale of available for sale securities, if any, are determined on a specific identification basis. A decline in the fair value of any available for sale security below cost that is determined to be other than temporary will result in a write-down of its carrying amount to fair value. No such impairment charges were recorded for any period presented. All short-term investment securities have original maturities greater than 90 days.

The fair value, amortized cost and gross unrealized gains and losses of securities available for sale are as follows:

(In thousands) November 1, 2014	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
State and Municipal Obligations	$17,605	$28	$(2)	$17,631

January 31, 2014	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
State and Municipal Obligations	$18,729	$37	$—	$18,766

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

Assets measured at fair value on a recurring basis are summarized below:

(In thousands) November 1, 2014	Level 1	Level 2	Level 3	Total
Money Market Funds (included in Cash and Cash Equivalents)	$5,954	$—	$—	$5,954
State and Municipal Obligations (included in Securities Available for Sale)	—	17,631	—	17,631

Total	$5,954	$17,631	$—	$23,585

January 31, 2014	Level 1	Level 2	Level 3	Total
Money Market Funds (included in Cash and Cash Equivalents)	$4,734	$—	$—	$4,734
State and Municipal Obligations (included in Securities Available for Sale)	—	18,766	—	18,766

Total	$4,734	$18,766	$—	$23,500

For our money market funds and state and municipal obligations, we utilize the market approach to measure fair value. The market approach is based on using quoted prices for identical or similar assets.

(14) Accumulated Other Comprehensive Income (Loss)

The changes in the balance of accumulated other comprehensive income (loss) by component are as follows:

(In thousands)	Foreign Currency Translation Adjustments	Unrealized Holding Gain on Available for Sale Securities	Total
Balance at January 31, 2014	$152	$24	$176

Other Comprehensive Income (Loss)	(348)	(8)	(356)
Amounts reclassified to Net Income	—	—	—

Net Other Comprehensive Income (Loss)	(348)	(8)	(356)

Balance at November 1, 2014	$(196)	$16	$(180)

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

As part of this transaction, Astro-Med entered into a Transition Service Agreement (TSA) with the purchaser pursuant to which the Company agreed to provide transition services and continue to manufacture Grass products for the purchaser for a period not to exceed twelve months following the sale closing date. The Company determined that cash flows from this activity were not significant and therefore Grass has been disclosed as a discontinued operation for the fiscal 2014 periods presented. The TSA expired on January 31, 2014 and the Company is no longer reporting discontinued operations in fiscal 2015.

In accordance with the terms of the TSA agreement, the purchaser was obligated to acquire the remaining Grass inventory upon expiration of the TSA on January 31, 2014. In connection with the disposition of the inventory previously included in discontinued operations, the Company received $2,355,000 in the first quarter of fiscal 2015 from the purchaser of Grass related to the disposition of this inventory. Any future services related to Grass post fiscal 2014 have not been, and are not expected to be material.

Results for discontinued operations are as follows:

	Three Months Ended November 2, 2013	Nine Months Ended November 2, 2013
(In thousands)
Net Sales	$2,485	$6,201
Gross Profit	$290	$668
Income from Discontinued Operations	$363	$517

As a result of the sale of the Grass assets, the Company is in the process of selling its facility located in Rockland, Massachusetts, which was the former location of Grass production. This property is being actively marketed with sale considered probable within the next twelve months and accordingly, the property is classified in current assets as an Asset Held for Sale in the accompanying condensed consolidated balance sheets.

(16) Commitments and Contingencies

Product Replacement Program

In April 2013, tests conducted by the Company revealed that one of its suppliers had been using a non-conforming part in power supplies for certain models of Astro-Med’s Test & Measurement printers. No malfunctions have been reported by customers as a result of the non-conforming material.

Upon identifying this issue, Astro-Med immediately suspended production of the printers, notified all customers and contacted the supplier who confirmed the problem. Astro-Med is continuing to work with its customers to replace the non-conforming material on existing printers with conforming material. The estimated costs associated with the replacement program were $672,000, which was based upon the number of printers shipped during the period the non-conforming material was used. Those estimated costs were recognized and recorded as a reserve in the first quarter of fiscal 2014 and are included in the cost of sales in the accompanying condensed consolidated statement of income for the nine months ended November 2, 2013. As of November 1, 2014, the Company had expended $271,000 in replacement costs which have been charged against this reserve. The remaining reserve amount of $402,000 is included in Other Accrued Expenses in the accompanying condensed consolidated balance sheet dated November 1, 2014.

Astro-Med is currently receiving power supplies with compliant parts and has resumed printer production and shipments to customers.

Since the supplier deviated from the agreed upon specifications for the power supply while providing certificates of conformance to the original specifications, in January 2014, Astro-Med received a non-refundable $450,000 settlement from the supplier for recovery of the costs and expense associated with this issue. This settlement was recorded in cost of sales during the fourth quarter of the fiscal year ended January 31, 2014. In addition to this cash settlement, the Company will receive lower product prices from the supplier through fiscal 2017.

(17) Line of Credit

On September 5, 2014, Astro-Med entered into a new unsecured revolving line of credit agreement with Wells Fargo Bank to replace the previous agreement which expired on May 30, 2014. The terms of the new agreement are for a three-year, $10 million revolving line of credit to be available to the Company to be used for ongoing working capital requirements, business acquisitions or general corporate purposes as needed. Any borrowings made under the new line of credit bear interest at either a fluctuating base rate equal to the highest of (i) the Prime Rate, (ii) 1.50% above the daily one month LIBOR, and (iii) the Federal Funds Rate in effect plus 1.50% or at a fixed rate of LIBOR plus an agreed upon margin of between 0% and 2.25%, based on the Company’s funded debt to EBITDA ratio as defined in the agreement. In addition, the new agreement provided for two financial covenant requirements, namely, Total Funded Debt to Adjusted EBITDA (as defined) of not greater than 3 to 1 and a Fixed Charge Coverage Ratio (as defined) of not less than 1.25 to 1, both measured at the end of each quarter on a rolling four quarter basis. As of the November 1, 2014, there have been no borrowings against this line of credit and the Company was in compliance with its financial covenants.

(18) Subsequent Event

On December 5, 2014, the Company repurchased 500,000 shares of the Company’s common stock from the Estate of Albert W. Ondis for an aggregate purchase price of $6,250,000. Prior to entering into the Stock Purchase Agreement, the Company obtained an opinion from an independent investment banking firm as to the fairness, from a financial point of view, to the public shareholders of the Company other than the selling shareholders, of the consideration paid by the Company in the transaction. The purchase was funded using existing cash on hand. In regards to this transaction, the Company has filed a current report on Form 8-K dated December 5, 2014, which included, the Stock Repurchase Agreement dated December 4, 2014 as Exhibit 10.

Item 2.

ASTRO-MED, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Business Overview

This section should be read in conjunction with Astro-Med’s Condensed Consolidated Financial Statements included elsewhere herein and our Annual Report on Form 10-K for the fiscal year ended January 31, 2014.

Astro-Med is a multi-national enterprise, which designs, develops, manufactures, distributes and services a broad range of products that acquire, store, analyze and present data in multiple formats. The Company organizes its structure around a core set of competencies, including research and development, manufacturing, service, marketing and distribution. We market and sell our products and services through the following two segments:

•	QuickLabel Systems (QuickLabel)—offers label printer hardware, labeling software, service contracts and label and ink consumable products that digitally print color labels on a broad range of label and tag substrates.

•	Test and Measurement (T&M)—offers a suite of ruggedized printer products designed primarily for military and commercial aerospace applications to be used to print weather maps, communications and other critical flight information. T&M also offers a suite of telemetry recorder products sold to the aerospace and defense industries, as well as portable data acquisition recorders, which offer diagnostic and test functions to a wide range of manufacturers including automotive, energy, paper and steel fabrication.

On January 31, 2013, the Company completed the sale of substantially all of the assets of its Grass Technologies Product Group (Grass) in order to focus on its existing core businesses. Consequently, the Company has classified the results of operations of its Grass segment as discontinued operations for the three and nine months ended November 2, 2013 periods presented.

On January 22, 2014, Astro-Med completed the acquisition of the Ruggedized Printer Product line from Miltope Corporation (Miltope), which is engaged in the design, development, manufacture and testing of ruggedized computers and computer peripheral equipment for military, industry and commercial applications. Astro-Med’s ruggedized printer product line is part of the Ruggedized product group and is reported as part of the T&M segment. Miltope sales for the third quarter and nine months ended November 1, 2014 were approximately $2.1 million and $5.9 million, respectively, and the results of the Miltope’s ruggedized printer product line operations have been included in the condensed consolidated statements of operations for the three and nine months ended November 1, 2014.

Astro-Med markets and sells its products and services globally through a diverse distribution structure of direct sales personnel, manufacturer’s representatives and authorized dealers that deliver a full complement of branded products and services to customers in our respective markets.

Results of Operations

Three Months Ended November 1, 2014 vs. Three Months Ended November 2, 2013

Net sales by segment and current quarter percentage change over prior year for the three months ended November 1, 2014 and November 2, 2013 were:

(Dollars in thousands)	November 1, 2014	As a % of Net Sales	November 2, 2013	As a % of Net Sales	% Change Over Prior Year
QuickLabel	$15,252	65.9%	$12,509	68.8%	21.9%
T&M	7,885	34.1%	5,670	31.2%	39.1%

Total	$23,137	100.0%	$18,179	100.0%	27.3%

Net sales for the third quarter of the current year were $23,137,000, representing a 27.3% increase as compared to the previous year’s third quarter sales of $18,179,000 and a 3.4% increase as compared to current year’s second quarter sales of $22,366,000. Sales through the domestic channels for the current quarter were $16,526,000, an increase of 25.2% over the prior year’s third quarter and an 8.9% increase compared to current year’s second quarter domestic sales of $15,176,000. International sales for the third quarter of the current year were $6,611,000, representing a 32.7% increase from the previous year, however an 8.1% decrease as compared to the current year’s second quarter international sales of $7,190,000. Current year’s third quarter international sales includes an unfavorable foreign exchange rate impact of $161,000.

Hardware sales in the current quarter were $10,603,000, a 36.6% increase as compared to prior year’s third quarter sales of $7,762,000. Both segments contributed to the current quarter increase, as hardware sales were up 45.8% in the QuickLabel segment and 32.2% in the T&M segment compared to prior year third quarter. Contributing to the current period increase in hardware sales was the Ruggedized product line, as the sale of the ruggedized printers from the January 2014 acquisition of Miltope provided a notable contribution to the hardware sales volume. The increase in current quarter hardware sales is also due to strong sales of QuickLabel’s digital color printer lines. Consumables sales in the current quarter were $10,979,000, representing a 16.6% increase over prior year’s third quarter consumable sales of $9,419,000. The current quarter increase in consumable sales as compared to the third quarter of the prior year is attributable to a double-digit increase in sales of digital color printer supplies and the label and tag products within the QuickLabel segment.

Service and other revenues of $1,555,000 in the current quarter were up 55.8% from prior year’s third quarter service and other revenues of $998,000, primarily due to the increase in repairs and parts revenue during the quarter.

Current year third quarter gross profit was $10,152,000, representing a 37.9% improvement as compared to prior year’s third quarter gross profit of $7,363,000. The Company’s gross profit margin of 43.9% in the current quarter also reflects an increase from the prior year’s third quarter gross profit margin of 40.5%. The higher gross profit and related margin for the current quarter as compared to prior year is primarily attributable to higher sales, improved product mix and the Company’s ongoing productivity improvements.

Operating expenses for the current quarter were $7,577,000, an increase as compared to prior year’s third quarter operating expenses of $6,180,000. The Company expanded funding of selling and marketing activities, with additional personnel and related commissions costs, as well as increased spending on targeted marketing and trade shows. G&A expenses for the third quarter were $1,407,000 as compared to $1,223,000 in the prior year. The increase is due to increases in wages and benefits. R&D expenses increased in the current quarter as compared to the prior year, as the Company continued to expand its R&D initiatives in the current quarter with new product programs and outside services aimed at growing the business. Although current quarter R&D of $1,564,000 was an increase as compared to $1,230,000 in the prior year’s third quarter, R&D spending was maintained at 6.8% of sales for both periods.

The provision for federal, state and foreign taxes on continuing operations for the third quarter of the current year was $974,000 and reflects an effective tax rate of 38.5%. The effective tax rate was directly impacted by an $80,000 tax expense related to the under accrual of the prior year’s state taxes and offset by a $41,000 tax benefit related to the favorable resolution of a previously uncertain tax position. This compares to the prior year’s third quarter provision on income from continued operations of $436,000, which include a benefit of $18,000 related to the favorable adjustment in the filing of a prior year’s tax return and reflected an effective tax rate of 36.9%.

The Company reported income from continuing operations of $1,555,000 for the third quarter of the current year, reflecting a return on sales of 6.7% and generating EPS of $0.20 per diluted share, as compared to the prior year’s third quarter income from continuing operations of $745,000, reflecting a return on sales of 4.1% and related $0.10 per diluted share.

Discontinued Operation

On January 31, 2013, the Company completed the sale of substantially all of the assets of its Grass Technologies Product Group for a purchase price of $18,600,000. The Company has classified the results of operations of its Grass segment as discontinued operations for the fiscal 2014 period presented.

Results for discontinued operations are as follows:

(In thousands)	Three Months Ended November 2, 2013
Net Sales	$2,485
Gross Profit	$290
Income from Discontinued Operations	$363

Nine Months Ended November 1, 2014 vs. Nine Months Ended November 2, 2013

Net sales by segment and current quarter percentage change over prior year for the nine months ended November 1, 2014 and November 2, 2013 were:

(Dollars in thousands)	November 1, 2014	As a % of Net Sales	November 2, 2013	As a % of Net Sales	% Change Over Prior Year
QuickLabel	$44,931	67.8%	$36,102	71.0%	24.5%
T&M	21,346	32.2%	14,756	29.0%	44.7%

Total	$66,277	100.0%	$50,858	100.0%	30.3%

Net sales for the first nine months of the current year were $66,277,000, representing a 30.3% increase as compared to the previous year’s sales of $50,858,000. Sales through the domestic channels for the nine months of the current year were $46,325,000, an increase of 28.8% over the prior year. International shipments for the first nine months of the current year were $19,952,000, representing a 34.0% increase from the previous year. The current year’s first nine months international sales include a favorable foreign exchange rate impact of $132,000.

Hardware sales in the first nine months of the current year were $29,076,000, a 42.0% increase compared to prior year sales of $20,471,000. Both product groups experienced growth in the current year, with QuickLabel hardware sales at $10,612,000, a 52.7% increase from prior year sales of $6,948,000 and T&M hardware sales at $18,464,000, a 36.5% increase as compared to prior year sales of $13,524,000. The prime contributor to the current year’s increase was sales of T&M’s Ruggedized product line as well as QuickLabel’s new Kairo! product line.

Consumables sales in first half of the current year were $32,738,000, representing an 18.9% increase over prior year’s first nine months sales of $27,525,000. The current year increase in consumable sales is primarily due to the double-digit increase in both label and tag products, as well as the digital color printer supplies product line in the QuickLabel segment.

Service and other revenues of $4,463,000 in the first nine months of the current year were up 56.0% from prior year’s first nine months service and other revenues of $2,862,000, primarily due to the increase in repairs and parts.

Current year first nine months gross profit was $28,376,000, reflecting a 46.3% improvement as compared to prior year’s first nine months gross profit of $19,390,000. The Company’s gross profit margin of 42.8% in the current year also reflects an increase from the prior year’s first nine months gross profit margin of 38.1%. The higher gross profit and related margin for the current year as compared to prior year is primarily attributable to increased sales, product mix and the Company’s ongoing lean manufacturing incentives. The prior year’s gross profit and related margin includes a charge of $672,000 in product replacement program costs related to a reserve established to address a non-compliant component used in certain models of ToughWriter printers.

Operating expenses for the first nine months of the fiscal year were $21,938,000, an increase as compared to prior year’s first nine months operating expenses of $18,042,000. Specifically, selling and marketing expenses for the current year increased as compared to the previous year’s first nine months due to additional personnel and related benefit and commission costs, as well as an increase in targeted marketing and trade show expenditures. G&A expenses increased to $4,041,000 in the first nine months of the current year as compared to prior year’s first nine months G&A expenses of $3,745,000, primarily due to an increase in professional fees. Investment in R&D in the first nine months of the current year of $4,414,000 increased compared to prior year’s first nine months investment of $3,617,000, the increment was due primarily to the expansion of new product programs. Current year spending in R&D represents 6.7% of sales as compared to prior year’s first nine months level of 7.1%.

Operating income of $6,438,000 for the first nine months resulted in an operating profit margin of 9.7% and reflects an increase as compared to the prior year’s first nine months operating income of $1,348,000 and related operating margin of 2.7%. The increment in operating income and related margin is traceable to increased sales, favorable product mix, as well as operating efficiencies in manufacturing operations.

Other expense during the first nine months was $85,000 compared to $64,000 in the first nine months of the previous year. This year’s increased expense is due to a $251,000 write down on the disposition of certain inventory related to the conclusion and settlement of the Grass Transition Service Agreement.

The Company recognized a $2,235,000 income tax expense on income from continuing operations for the first nine months of the current fiscal year reflecting an effective tax rate of 35.2%. The effective tax rate was directly impacted by an $80,000 tax expense related to the under accrual of the prior year’s state taxes and offset by a tax benefit of $141,000 related to the favorable resolution of a previously uncertain tax position. This compares to the prior year’s first nine months income tax expense on income from continued operations of $446,000, which included a benefit of $18,000 related to the favorable adjustment in the filing of a prior year’s tax return and reflect an effective tax rate of 34.7%.

The Company reported income from continuing operations of $4,118,000 for the first nine months of the current year, reflecting a return on sales of net 6.2% and generating an EPS of $0.52 per diluted share. On a comparative basis, in the prior year’s first nine months, the Company recognized income from continuing operations of $838,000, reflecting a return on sales of 1.6% and an EPS of $0.11 per diluted share.

Discontinued Operation

On January 31, 2013, the Company completed the sale of substantially all of the assets of its Grass Technologies Product Group (Grass) for a purchase price of $18,600,000. Consequently, the Company has classified the results of operations of its Grass segment as discontinued operations for all periods presented.

Results for discontinued operations are as follows:

(In thousands)	Nine Months Ended November 2, 2013

Net Sales	$6,201
Gross Profit	$668
Income from Discontinued Operations	$517

Segment Analysis

The Company reports two segments: QuickLabel Systems (QuickLabel) and Test & Measurement (T&M). The Company evaluates segment performance based on the segment profit before corporate and financial administration expenses.

Summarized below are the Net Sales and Segment Operating Profit for each reporting segment:

	Three Months Ended				Nine Months Ended
	Net Sales		Segment Operating Profit		Net Sales		Segment Operating Profit
(In thousands)	November 1, 2014	November 2, 2013	November 1, 2014	November 2, 2013	November 1, 2014	November 2, 2013	November 1, 2014	November 2, 2013
QuickLabel	$15,252	$12,509	$1,959	$1,494	$44,931	$36,102	$6,405	$3,962
T&M	7,885	5,670	2,023	912	21,346	14,756	4,074	1,803

Total	$23,137	$18,179	3,982	2,406	$66,277	$50,858	10,479	5,765

Product Replacement Related Costs			—	—			—	672
Corporate Expenses			1,407	1,223			4,041	3,745

Operating Income			2,575	1,183			6,438	1,348
Other Expense—Net			(46)	(2)			(85)	(64)

Income From Continuing Operations Before Income Taxes			2,529	1,181			6,353	1,284
Income Tax Provision			974	436			2,235	446

Income From Continuing Operations			1,555	745			4,118	838
Income From Discontinued Operations, Net of Income Taxes			—	363			—	517

Net Income			$1,555	$1,108			$4,118	$1,355

QuickLabel Systems—QuickLabel

Sales revenues from the QuickLabel product group increased 21.9% with sales of $15,252,000 in the third quarter of the current year as compared to $12,509,000 in the same period of the prior year. The current quarter increase in sales is due to both the consumables and hardware product lines. Consumable sales increased 16.1% from the same period in the prior year, primarily due to the increased demand for label and tag products as well as digital color printer supplies products, both which have experienced double-digit growth as compared to the prior year. Sales in the hardware product line increased 45.8% primarily attributable to sales in the digital color printer product lines. QuickLabel’s current quarter segment operating profit was $1,959,000, reflecting a profit margin of 12.8%, an increase from prior year’s third quarter segment profit of $1,494,000 and related profit margin of 11.9%. The increase in QuickLabel’s current year’s segment operating profit and related margin is primarily due to higher sales and favorable product mix.

Sales revenues from the QuickLabel product group were $44,931,000 for the first nine months of the current fiscal year as compared to $36,102,000 in the same period of the prior year. The increase in sales is primarily due to the consumables product line which increased 17.8% from the prior year, principally attributable to the increased demand for the label and tag products, as well as the digital color printer supplies product lines. Also contributing to the current year increase were sales in the hardware product line, which increased 52.7% from the same period of the prior year, primarily due to the ink jet printer and other digital color printer product lines. QuickLabel’s current year’s segment operating profit was $6,405,000, reflecting a profit margin of 14.3%, an increase from prior year’s segment profit of $3,962,000 and related profit margin of 11.0%. The increase in QuickLabel’s current year’s segment operating profit and related margin is primarily due to increased sales and favorable product mix.

Test & Measurement—T&M

Sales revenues from the T&M products were $7,885,000 for the third quarter of the current fiscal year, representing a 39.1% increase as compared to sales of $5,670,000 for the same period in the prior year. The increment is traceable to growth of the Ruggedized printer products, including the recently acquired Miltope ruggedized printer products, as well as the increased demand for our high speed data acquisition product lines. T&M’s third quarter segment operating profit of $2,023,000 resulted in a 25.7% profit margin as compared to the prior year’s segment operating profit of $912,000 and related operating margin of 16.1%. The higher segment operating profit and related margin were due to higher sales, lower manufacturing costs and favorable product mix.

Sales revenues from the T&M product group were $21,346,000 for the first nine months of the current fiscal year, representing a 44.7% increase as compared to sales of $14,756,000 for the same period in the prior year. The increase is primarily attributable to the hardware product line, as both the Ruggedized and high-speed data recorder product lines experienced growth over the prior year. T&M’s segment operating profit for the first nine months of the current fiscal year was $4,074,000 which resulted in a 19.1% profit margin as compared to the prior year’s segment operating profit of $1,803,000 and related operating margin of 12.2%. The increase in segment operating profit and related margin was due to increased sales and favorable product mix.

Financial Condition and Liquidity

The Company believes that cash provided by operations will continue to be sufficient to meet operating and capital needs for at least the next twelve months. However, in the event that cash from operations is not sufficient, the Company has a substantial cash and short term marketable securities balance as well as a $10.0 million revolving bank line of credit. Borrowings made under this line of credit bear interest at either a fluctuating base rate equal to the highest of (i) the Prime Rate, (ii) 1.50% above the daily one month LIBOR, and (iii) the Federal Funds Rate in effect plus 1.50% or at a fixed rate of LIBOR plus an agreed upon margin of between 0% and 2.25%, based on the Company’s funded debt to EBITDA ratio as defined in the agreement. As of the filing date of this Quarterly Report on Form 10-Q, there have been no borrowings against this new line of credit and the entire line is currently available.

The Company’s statements of cash flows for the nine months ended November 1, 2014 and November 2, 2013 are included on page 6. Net cash flows provided by operating activities was $1,784,000 in the current year compared to cash used of $4,994,000 in the previous year. The increase in operating cash flow for the nine months of the current year as compared to the previous year is related to income tax payments made in the prior year in connection with the gain on the sale of Grass, as well as slower growth in accounts receivable, partially offset by a higher inventory balance in the current year. While accounts receivables increased to $13,766,000 at the end of the third quarter as compared to $11,366,000 at year-end, the accounts receivable collection cycle decreased to 51 days sales outstanding at the end of the current quarter as compared to 54 days outstanding at year end. Inventory increased to $16,424,000 at the end of the third quarter compared to $15,178,000 at year end and inventory days on hand increased to 116 days on hand at the end of the current quarter from 113 days at year end.

The Company’s cash, cash equivalents and investments at the end of the third quarter totaled $30,903,000 compared to $27,107,000 at year end. The increased cash and investment position at November 1, 2014 resulted from current nine months net income, $1.8 million cash received in the first quarter related to the cash held in escrow as part of the sale of Grass and cash received in the first quarter related to the disposition of inventory to the purchaser of Grass. This increase was partially offset by dividends paid of $1,619,000 and cash used to acquire property, plant and equipment of $1,719,000.

The Company’s backlog decreased 2.4% from year-end to $13,680,000 at the end of the current third quarter.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the third quarter of fiscal 2015, the Company made the following repurchases of its common stock:

	Total Number of Shares Repurchased	Average Price paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Be Purchased Under The Plans or Programs
August 3—August 30	—	$—	—	390,000
August 31—September 27	—	$—	—	390,000
September 28—November 1	—	$—	—	390,000

Item 6.	Exhibits

The following exhibits are filed as part of this report on Form 10-Q:

10.12	Three-Year Revolving Line of Credit Agreement dated September 5, 2014 by and between the Company and Wells Fargo Bank

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(101)	The following materials from Registrant’s Quarterly Report on Form 10-Q for the period ended November 1, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to the Condensed Consolidated Financial Statements. Filed electronically herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASTRO-MED, INC. (Registrant)

Date: December 10, 2014	By	/s/ Gregory A. Woods
Gregory A. Woods,
President, Chief Executive Officer and Director
(Principal Executive Officer)

	By	/s/ Joseph P. O’Connell
Joseph P. O’Connell
Senior Vice President, Treasurer and Chief Financial Officer
(Principal Financial Officer)