Form 10-K
period 2015-01-31
ASTRO MED INC /NEW/
filed 2015-04-08
CIK 8146

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2015

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒

The aggregate market value of the registrant’s voting common equity held by non-affiliates at August 1, 2014 was approximately $68,077,000 based on the closing price on the Nasdaq Global Market on that date.

As of March 27, 2015 there were 7,266,134 shares of Common Stock (par value $0.05 per share) of the registrant outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s definitive Proxy Statement for the 2015 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

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

The Company’s products are distributed through its own sales force and authorized dealers in the United States. We sell to customers outside of the United States primarily through our branch offices in Canada and Europe as well as with independent dealers and representatives. Approximately 30% of the Company’s sales in fiscal 2015 were to customers located outside the United States.

Astro-Med operates its business through two operating segments, QuickLabel Systems (QuickLabel) and Astro-Med Test & Measurement (T&M). Financial information by business segment and geographic area appears in Note 13 to the consolidated financial statements of this Annual Report on Form 10-K.

On January 22, 2014, Astro-Med completed the acquisition of the ruggedized printer product line from Miltope Corporation, a company of VT Systems (“Miltope”). Astro-Med’s ruggedized printer product line is reported as part of the Test & Measurement (T&M) segment. The results of the Miltope’s ruggedized printer product line operations have been included in the consolidated financial statements of the Company since the acquisition date. Refer to Note 2, “Acquisition,” for further details.

On January 31, 2013, the Company completed the sale of substantially all of the assets of its Grass Technologies Product Group (Grass) in order to focus on its core businesses. Grass manufactured polysomnography and electroenecephalography systems for both clinical and research use along with the related accessories and proprietary electrodes. Consequently, the Company has classified the results of operations of Grass as discontinued operations for the fiscal 2014 period presented. Refer to Note 20, “Discontinued Operations,” in the consolidated financial statements for a further discussion.

The following description of our business should be read in conjunction with “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” on pages 15 through 22 of this Annual Report on Form 10-K.

Description of Business

Product Overview

Astro-Med leverages its expertise in data visualization technologies to design, manufacture, and market specialty printing systems, test and measurement systems and related services for select growing markets on a global basis. The business consists of two segments, specialty printing systems and test and measurement systems, sold under the brand names QuickLabel® Systems (QuickLabel®) and Astro-Med® Test & Measurement (T&M).

Products sold under the QuickLabel® brand are used in industrial and commercial product packaging and automatic identification applications to digitally print custom labels and other visual identification marks on demand. Products sold under the Astro-Med T&M brand acquire and record visual and electronic signal data from local and networked sensors. The recorded data is processed and analyzed and then stored and presented in various visual output formats. In the aerospace market, the Company has a long history of using its data visualization technologies to provide high-resolution ruggedized airborne printers.

Products sold under the QuickLabel brand include digital color label printers and specialty OEM printing systems as well as a full line of consumables including labels, tags, ink, toner, and thermal transfer ribbon. In addition, QuickLabel Systems sells special software used to design labels and other identification marks for a wide variety of applications especially in the field of packaging. QuickLabel provides training and support on a worldwide basis via highly trained service technicians.

In the color label market, QuickLabel Systems offers a broad range of entry-level, mid-range, and high-performance digital label printers, providing customers a continuous path to upgrade to new labeling products. QuickLabel products are primarily sold to manufacturers, processors, and retailers who label products on a short-run basis. Users can benefit from the time and cost-savings of digitally printing their own labels on-demand. Industries that commonly benefit from short-run label printing include apparel, chemicals, cosmetics, food and beverage, medical products, and pharmaceuticals, among many other packaged goods.

Current QuickLabel models include the Kiaro! family of high-speed inkjet color label printers; the Vivo! Touch, an electrophotographic color label printer; and the QLS-4100 Xe color thermal transfer label printer. QuickLabel also sells and supports its Pronto! family of barcode printers which utilize single color-thermal transfer label printing technology as well as an array of custom designed OEM printers.

Products sold under the Astro-Med T&M brand acquire and record visual and electronic signal data from local and networked sensors. The recorded data is processed and analyzed and then stored and presented in various visual output formats. The Company supplies a range of products and services that include hardware, software and consumables to customers who are in a variety of industries.

Astro-Med Test & Measurement products include the DMX 8000 portable data acquisition system, TMX™ high-speed data acquisition system, Dash® 8HF-HS data recorders, Everest® telemetry recorders, ToughWriter® and Miltope-brand narrow and wide format airborne printers and ToughSwitch® ruggedized Ethernet switches.

Astro-Med’s airborne printers are used in the flight deck and in the cabin of military and commercial aircraft to print hard copies of airport approach plates, flight itineraries, weather maps, connecting gate information, and ground communications. ToughSwitch Ethernet switches are used in military aircraft and military vehicles to connect multiple computers or Ethernet devices. The airborne printers and Ethernet switches are ruggedized to comply with rigorous military and commercial flightworthiness standards for operation under extreme environmental conditions. The Company is currently furnishing ToughWriter airborme printers for numerous aircraft made by Airbus, Boeing, Bombardier, Lockheed and others.

The Company’s family of portable data recorders is used in R&D and maintenance applications in aerospace and defense, energy discovery and production operations, automotive R&D centers, and a variety of other industrial applications. The TMX™ data acquisition system is designed for data capture of long-term testing in aerospace, automotive, and other industrial applications where the ability to monitor high channel counts, and accept and view a wide variety of input signals, including time-stamped and synchronized video capture data and audio notation, is important.

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

Manufacturing and Supplies

Astro-Med manufactures most of the products that it designs and sells. Raw materials and supplies are typically available from a wide variety of sources. Astro-Med manufactures most of the sub-assemblies and parts in-house including printed circuit board assemblies, harnesses, machined parts, and general final assembly. Many parts are standard electronic items available from multiple sources. Others are parts designed by us but are manufactured by outside vendors. There are a few parts that are sole source, but these parts could be sourced elsewhere with appropriate changes in the design of our product.

Product Development

Astro-Med maintains an active program of product research and development. During fiscal 2015 and 2014, we spent $5,802,000 and $5,072,000, respectively, on Company-sponsored product development. We are committed to continuous product development as essential to our organic growth and expect to continue our focus on research and development efforts in fiscal 2016 and beyond.

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

Our products are sold by direct field salespersons as well as independent dealers and representatives. In the United States, the Company has factory-trained direct field salespeople located in major cities from coast to coast specializing in either QuickLabel or Astro-Med T&M products. Additionally, we have direct field sales or service centers in Canada, France, Germany, Mexico, Southeast Asia and the United Kingdom staffed by our own employees. In the rest of the world, Astro-Med utilizes approximately 90 independent dealers and representatives selling and marketing our products in 60 countries.

No single customer accounted for 10% or more of our net sales in either of the last two fiscal years.

International Sales

In fiscal 2015 and 2014, net sales to customers in various geographic areas outside the United States, primarily in Canada and Western Europe, amounted to $26,853,000 and $19,913,000, respectively.

Order Backlog

Astro-Med’s backlog fluctuates regularly. It consists of a blend of orders for end user customers as well as original equipment manufacturer customers. Manufacturing is geared to forecasted demands and applies a rapid turn cycle to meet customer expectations. Accordingly, the amount of order backlog may not indicate future sales trends. Backlog at January 31, 2015 and 2014 was $12,061,000 and $14,013,000, respectively.

Employees

As of January 31, 2015, Astro-Med employed 340 people. We are generally able to satisfy our employment requirements. No employees are represented by a union. We believe that employee relations are good.

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

Any decline in our customers’ markets or in their general economic conditions would likely result in a reduction in demand for our products. For example, although we have continued to experience measured progress in fiscal 2015 and 2014, as sales have increased from prior years, we are still affected by the continued global economic uncertainty as some of our customers remain reluctant to make capital equipment purchases and are limiting consumable product purchases to quantities necessary to satisfy immediate needs with no provisions to stock supplies for future use. Also, if our customers’ markets decline, we may not be able to collect on outstanding amounts due to us. Such declines could harm our results of operations, financial position and cash flows and could limit our ability to continue to remain profitable.

Astro-Med’s future revenue growth depends on our ability to develop and introduce new products and services on a timely basis and achieve market acceptance of these new products and services.

The markets for our products are characterized by rapidly changing technologies and accelerating product introduction cycles. Our future success depends largely upon our ability to address the rapidly changing needs of our customers by developing and supplying high-quality, cost-effective products, product enhancements and services on a timely basis and by keeping pace with technological developments and emerging industry standards. The success of our new products will also depend on our ability to differentiate our offerings from our competitors’ offerings, price our products competitively, anticipate our competitors’ development of new products, and maintain high levels of product quality and reliability. Astro-Med spends a significant amount of time and effort related to the development of our airborne and color printer products as well as our Test and Measurement data recorder products. Failure to further develop any of our new products and their related markets as anticipated could adversely affect our future revenue growth and operating results.

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

If one of our significant subcontractors becomes unable or unwilling to continue to manufacture these products in required volumes or fails to meet our quality standards, we will have to identify qualified alternate subcontractors or we will have to take over the manufacturing ourselves in as much as we own the designs, drawings, and bills of material for all our products. Additional qualified subcontractors may not be available, or may not be available on a timely or cost competitive basis. Any interruption in the supply or increase in the cost of the products manufactured by third party subcontractors or failure of a subcontractor to meet quality standards could have a material adverse effect on our business, operating results and financial condition.

For certain components and assembled products, Astro-Med is dependent upon single or limited source suppliers. If these suppliers do not meet demand, either in volume or quality, then we could be materially harmed.

Although we use standard parts and components for our products where possible, we purchase certain components and assembled products used in the manufacture of our products from single source or limited supplier sources. If the supply of a key component or assembled products were to be delayed or curtailed or, in the event a key manufacturing or sole vendor delays shipment of such components or assembled products, our ability to ship products in desired quantities and in a timely manner would be adversely affected. Our business, results of operations and financial position could also be adversely affected, depending on the time required to obtain sufficient quantities from the original source or, if possible, to identify and obtain sufficient quantities from an alternative source. Additionally, if any single or limited source supplier becomes unable or unwilling to continue to supply these components or assembled products in required volumes, we will have to identify and qualify acceptable replacements or redesign our products with different components. Alternative sources may not be available, or product redesign may not be feasible on a timely basis. Any interruption in the supply of or increase in the cost of the components and assembled products provided by single or limited source suppliers could have a material adverse effect on our business, operating results and financial condition.

Compliance with rules governing “conflict minerals” could adversely affect the availability of certain product components and our costs and results of operations could be materially harmed.

Beginning in 2014, SEC rules require new disclosures regarding the use of “conflict minerals” mined from the Democratic Republic of the Congo and adjoining countries necessary to the functionality or production of products manufactured or contracted to be manufactured. There are costs associated with complying with these disclosure requirements, including performing due diligence in regards to the source of any conflict minerals used in our products, in addition to the cost of remediation or other changes to products, processes or services of supplies that may be necessary as a consequence of such verification activities. As we use contract manufacturers for some of our products, we may not be able to sufficiently verify the origins of the relevant minerals used in our products through the due diligence procedures that we implement. We may also encounter challenges to satisfy those customers who require that all of the components of our products be certified as conflict-free, which could place us at a competitive disadvantage if we are unable to do so. As a result, our business, operating results and financial condition could be harmed.

Economic, political and other risks associated with international sales and operations could adversely affect Astro-Med’s results of operations and financial position.

Because we sell our products worldwide, our business is subject to risks associated with doing business internationally. Revenue from international operations, which includes both direct and indirect sales to customers outside the U.S. accounted for approximately 30% of our total revenue for fiscal year 2015 and we anticipate that international sales will continue to account for a significant portion of our revenue. In addition, we have employees, suppliers, job functions and facilities located outside the U.S. Accordingly, our future results could be harmed by a variety of factors, including:

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

Astro-Med’s profitability is dependent upon our ability to obtain adequate pricing for our products and to control our cost structure.

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

In addition, through our acquisitions, we have assumed, and may in the future assume, liabilities related to products previously developed by an acquired company that have not been through the same level of product development, testing and quality control processes used by us, and may have known or undetected errors. Some types of errors may not be detected until the product is installed in a user environment. This may cause Astro-Med to incur significant warranty and repair or re-engineering costs, may divert the attention of engineering personnel from product development efforts, and may cause significant customer relations problems such as reputational problems with customers resulting in increased costs and lower profitability.

Astro-Med could experience disruptions in, or breach in security of our information technology system or fail to implement new systems or software successfully which could harm our business and adversely affect our results of operations.

Astro-Med employs information technology systems to support our business. During the fourth quarter of fiscal 2015, Astro-Med completed the upgrade of its Enterprise Resource Planning (ERP) system to the Oracle JD Edwards EnterpriseOne platform. This new system went live in March 2015 for all of our U.S. operations. Any security breaches or other disruptions to our information technology infrastructure could interfere with operations, compromise our information and that of our customers and suppliers, and expose us to liability which could adversely impact our business and reputation. In the ordinary course of business, we rely on information technology networks and systems, some of which are managed by third parties, to process, transmit and store electronic information, and to manage or support a variety of business processes and activities. We also collect and store certain data, including proprietary business information, and may have access to confidential or personal information that is subject to privacy and security laws, regulations and customer-imposed controls. While we continually work to safeguard our systems and mitigate potential risks, there is no assurance that such actions will be sufficient to prevent cyber attacks or security breaches and our information technology networks and infrastructure may still be vulnerable to damage, disruptions or shutdowns due to attack by hackers or breaches, employee error, power outages, computer viruses, telecommunication or utility failures, systems failures, natural disasters, catastrophic events or other unforeseen events. While we have experienced, and expect to continue to experience, these types of threats to our information technology networks and infrastructure, none of them to date has had a material impact. Any such events could result in legal claims or proceedings, liability or penalties under privacy laws, disruption in operations, and damage to the Company’s reputation, which could adversely affect our business, operating results and financial condition.

Astro-Med is subject to laws and regulations; failure to address or comply with these laws and regulations could harm our business and adversely affect our results of operations.

Our operations are subject to laws, rules, regulations, including environmental regulations, government policies and other requirements in each of the jurisdictions in which we conduct business. Changes in laws, rules, regulations, policies or requirements could result in the need to modify our products and could affect the demand for our products, which may have an adverse impact on our future operating results. In addition, we must comply with regulations restricting our ability to include lead and certain other substances in our products. If we do not comply with applicable laws, rules and regulations we could be subject to costs and liabilities and our business may be adversely impacted.

Adverse conditions in the global banking industry and credit markets may adversely impact the value of our investments or impair our liquidity.

At the end of fiscal 2015, we had approximately $23 million of cash, cash equivalents and investments held for sale. Our cash and cash equivalents are held in a mix of money market funds and bank demand deposit accounts. Disruptions in the financial markets may, in some cases, result in an inability to access assets such as money market funds that traditionally have been viewed as highly liquid. Any failure of our counterpart financial institutions or funds in which we have invested may adversely impact our cash and cash equivalent positions and, in turn, our financial position. Our investment portfolio consists of state and municipal securities with various maturity dates, all of which have a credit rating of AA or above at the original purchase date; however, defaults by the issuers of any of these securities may result in an adverse impact on our portfolio.

Astro-Med may not realize the anticipated benefits of past or future acquisitions, divestitures and strategic partnerships, and integration of acquired companies or divestiture of businesses may negatively impact Astro-Med’s overall business.

Astro-Med has acquired or made strategic investments in other companies, products and technologies, including our acquisition in January 2014 of the ruggedized printer product line from Miltope. We may continue to identify and pursue acquisitions of complementary companies and strategic assets, such as customer bases, products and technology. However, there can be no assurance that we will be able to identify suitable acquisition opportunities. In any acquisition that we complete we cannot be certain that:

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

Location	Approximate Square Footage	Principal Use
West Warwick, Rhode Island, USA	135,500	Corporate headquarters, research and development, manufacturing, sales and service
*Rockland, Massachusetts, USA	36,000	Manufacturing
Slough, England	1,700	Sales and service

*	This facility is currently classified as “held for sale” in the Company’s consolidated balance sheet included in this report.

Astro-Med also leases facilities in various other locations. The following information pertains to each location:

Location	Approximate Square Footage	Principal Use
Rodgau, Germany	8,300	Manufacturing, sales and service
Brossard, Quebec, Canada	4,500	Manufacturing, sales and service
Elancourt, France	4,144	Sales and service
Schaumburg, Illinois, USA	630	Sales
Wilmington, Delaware, USA	498	Sales
El Dorado Hills, California, USA	273	Sales
Newport Beach, California, USA	151	Sales
Monterrey, Mexico	97	Sales

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

Astro-Med’s common stock trades on The NASDAQ Global Market under the symbol “ALOT.” The following table sets forth the range of high and low closing prices and dividend data, as furnished by NASDAQ, for the years ended January 31:

	High	Low	Dividends Per Share
2015
First Quarter	$14.30	$11.41	$0.07
Second Quarter	$14.35	$12.59	$0.07
Third Quarter	$13.85	$12.14	$0.07
Fourth Quarter	$16.50	$13.24	$0.07
2014
First Quarter	$10.75	$9.24	$0.07
Second Quarter	$11.47	$10.24	$0.07
Third Quarter	$12.75	$10.64	$0.07
Fourth Quarter	$14.02	$12.60	$0.07

Astro-Med had approximately 285 shareholders of record as of March 27, 2015, which does not reflect shareholders with beneficial ownership in shares held in nominee name.

Stock Performance Graph

The graph below shows a comparison of the cumulative total return on the Company’s common stock against the cumulative total returns for the NASDAQ Composite Total Return Index and the NASDAQ Electronic and Equipment Index for the period of five fiscal years ended January 31, 2015 as prepared by the NASDAQ OMX Global Index Group and provided by NASDAQ. The NASDAQ Total Return Composite Index is calculated using all companies trading on the NASDAQ Global Select, NASDAQ Global Market and the NASDAQ Capital Markets. The Index is weighted by the current shares outstanding and assumes dividends reinvested. The NASDAQ Electronic and Equipment Index, designated as the Company’s peer group index, is comprised of companies classified as electronic equipment manufacturers.

	Cumulative Total Returns*
	2010	2011	2012	2013	2014	2015
Astro-Med, Inc.	$100.00	$103.86	$119.60	$153.44	$216.43	$240.73
NASDAQ Electronic and Equipment Index	$100.00	$146.37	$138.74	$145.42	$193.82	$203.35
NASDAQ Composite Total Return Index	$100.00	$126.93	$133.60	$151.14	$200.01	$228.60

*	Assumes $100 invested on February 1, 2010 with reinvestment of dividends

Dividend Policy

Astro-Med began a program of paying quarterly cash dividends in fiscal 1992 and has paid a dividend for 94 consecutive quarters. During fiscal 2015, we paid a quarterly dividend of $0.07 per share and anticipate that we will continue to pay comparable cash dividends on a quarterly basis.

Stock Repurchases

Pursuant to an authorization approved by Astro-Med’s Board of Directors in August 2011, the Company is currently authorized to repurchase up to 390,000 shares of common stock. This is an ongoing authorization without any expiration date.

During the fourth quarter of fiscal 2015, the Company made the following repurchases of its common stock:

	Total Number of Shares Repurchased		Average Price paid Per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Be Purchased Under The Plans or Programs
November 2 – November 29	—		—		—	390,000
November 30 – December 27	500,000	(a)	$12.50	(a)	—	390,000
December 28 – January 31	16,718	(b)	$14.96	(b)	—	390,000

(a)	On December 5, 2014, the Company repurchased 500,000 shares of the Company’s common stock from the Estate of Albert W. Ondis at a price of $12.50 per share, for an aggregate purchase price of $6,250,000. Prior to entering into this Stock Purchase Agreement, the Company obtained an opinion from an independent investment banking firm as to the fairness of the consideration paid to the Company’s public shareholders, other than the selling shareholders. This transaction did not impact the number of shares authorized for repurchase under the Company’s current repurchase program.
(b)	During January 2015, employees of the Company delivered 16,718 shares of the Company’s common stock to satisfy the exercise price for 26,562 stock options exercised. The shares delivered were valued at an average market value of $14.96 per share and are included with treasury stock in the consolidated balance sheet. This transaction did not impact the number of shares authorized for repurchase under the Company’s current repurchase program.

Item 6. Selected Financial Data

We are a “smaller reporting company” and, as such, are not required to provide this information.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Astro-Med is a multi-national enterprise that leverages its proprietary data visualization technologies to design, develop, manufacture, distribute and service a broad range of products that acquire, store, analyze and present data in multiple formats. The Company organizes its structure around a core set of competencies, including research and development, manufacturing, service, marketing and distribution. It markets and sells its products and services through the following two sales product groups:

•	QuickLabel Systems Product Group (QuickLabel)—offers product identification and label printer hardware, software, servicing contracts, and consumable products.

•

Test and Measurement Product Group (T&M)—offers a suite of products and services that acquire and record visual and electronic signal data from local and networked sensors as well as wired and wireless networks. The recorded data is processed and analyzed and then stored and presented in various visual output formats. T&M products are offered in both fixed installation and portable versions. The Company supplies a range of products and services that include hardware, software and consumables to customers who are in a variety of industries, including aerospace, automotive, defense, rail, energy, industrial, and general manufacturing.

On January 31, 2013, the Company completed the sale of substantially all of the assets of its Grass Technologies Product Group (Grass) in order to focus on its core businesses. Consequently, the Company has classified the results of operations of its Grass segment as discontinued operations for the fiscal 2014 period presented.

On January 22, 2014, Astro-Med completed the acquisition of the ruggedized printer product line from Miltope Corporation (Miltope), which is engaged in the design, development, manufacture and testing of ruggedized computers and computer peripheral equipment for military, industry and commercial applications.

Astro-Med’s ruggedized printer product line is part of the T&M product group and is reported as part of the T&M segment. The results of Miltope’s ruggedized printer product line operations have been included in the consolidated financial statements of the Company since the January 22, 2014 acquisition date. Miltope sales for the year ended January 31, 2015 and for the period from January 22, 2014 to January 31, 2014 were approximately $8.3 million and $0.2 million, respectively.

Astro-Med markets and sells its products and services globally through a diverse distribution structure of direct sales personnel, manufacturer’s representatives and authorized dealers that deliver a full complement of branded products and services to customers in our respective markets.

Our growth strategy centers on organic growth through product innovation made possible by research and development initiatives, as well as strategic acquisitions that fit into existing core businesses. Research and development activities were funded and expensed by the Company at approximately 6.6% of annual sales for fiscal 2015. We also continue to invest in sales and marketing initiatives by expanding the existing sales force and using various marketing campaigns to achieve our goals of sales growth and increased profitability notwithstanding today’s challenging economic environment.

Results of Operations

The following table presents the net sales of each of the Company’s segments, as well as the percentage of total sales and change from prior year.

($ in thousands)	2015			2014
	Net Sales	As a % of Total Net Sales	% Change Over Prior Year	Net Sales	As a % of Total Net Sales
QuickLabel	$59,779	67.7%	21.8%	$49,065	71.5%
T&M	28,568	32.3%	46.3%	19,527	28.5%

Total	$88,347	100.0%	28.8%	$68,592	100.0%

Fiscal 2015 compared to Fiscal 2014

Astro-Med’s sales in fiscal 2015 were $88,347,000, a 28.8% increase as compared to prior year sales of $68,592,000. Domestic sales of $61,494,000 increased 26.3% from the prior year sales of $48,679,000. International sales of $26,853,000 reflects a 34.9% increase as compared to prior year sales of $19,913,000. The current year’s international sales include an unfavorable foreign exchange rate impact of $375,000.

Hardware sales in fiscal 2015 were $38,685,000, a 36.7% increase as compared to prior year’s sales of $28,301,000. Both product segments achieved double-digit growth in the current year, with QuickLabel’s hardware sales at $14,109,000, a 33.4% increase from prior year and T&M’s hardware sales of $24,576,000, a 38.7% increase compared to the prior year. The primary drivers of this increase relate to increases in sales of T&M’s Ruggedized and TMX product lines and increases in sales from QuickLabel’s Kiaro! product line.

Consumable sales in fiscal 2015 were $43,568,000, representing a 20.0% increase as compared to prior year sales of $36,317,000. The key driver of the overall increase in consumable sales for the current fiscal year was primarily traceable to the double-digit increase in both digital color printer supplies and label and tag product sales in the QuickLabel segment. The increase in consumable product sales for the current year for T&M’s chart paper and QuickLabel’s thermal transfer ribbon products also made a contribution to the overall increase in consumable sales for the current year.

Service and other sales revenue in fiscal 2015 were $6,094,000, a 53.3% increase compared to prior year sales of $3,974,000 and was primarily due to increases in service and parts revenue related to the newly integrated Miltope business.

The Company achieved $36,977,000 in gross profit for fiscal 2015 and generated a gross profit margin of 41.9%, an increase as compared to prior year’s gross profit of $26,983,000 and related margin of 39.3%. The increase in gross profit margin for the current year is due to higher sales, lower manufacturing costs, favorable product mix, as well as the Company’s lean manufacturing incentives. The prior year’s gross profit includes a charge of $672,000 for product replacement program costs related to a reserve established to address a non-compliant component used in certain models of T&M’s ToughWriter printers.

Operating expenses for the current year were $29,746,000, representing a 16.9% increase from prior year’s operating expenses of $25,450,000. Specifically, selling and marketing expenses increased 23.8% from prior year to $18,289,000 in fiscal 2015, representing 20.7% of sales, a decrease as compared to the prior year’s 21.5% of sales. The increase in selling and marketing was primarily the result of increases in personnel costs and related benefit and commission costs, as well as increases in targeted marketing and trade show expenditures. General and administrative (G&A) expenses increased less than one percent from prior year to $5,655,000 in fiscal 2015. The nominally higher G&A expense in the current year as compared to the prior year was primarily due to the fee for the fairness opinion obtained in connection with the stock repurchase from the Ondis Estate. Funding of research & development (R&D) in fiscal 2015 has increased 14.4% to $5,802,000. The increase in R&D for fiscal 2015 is primarily due to increased spending related to outside R&D design and testing for the portable data acquisition systems, as well as for certain ruggedized printers. Although R&D spending increased in the current year, the R&D spending level for fiscal 2015 represents 6.6% of net sales, a decrease as compared to prior year’s level of 7.4%.

Other expense in fiscal 2015 was $299,000 as compared to $121,000 in fiscal 2014. This increase for the current year is primarily the result of a $251,000 write-down on the disposition of certain inventory related to the conclusion and settlement of the Transition Service Agreement with the acquiror of Grass and a $220,000 write-down to estimated market value of the Company’s Rockland facility which is classified as an “asset held for sale” in the Company’s consolidated balance sheets for all periods presented.

Astro-Med’s fiscal 2015 pretax income was reduced by approximately $511,000 related to stock-based compensation expense as compared to fiscal 2014 pretax income, which was reduced by approximately $562,000 in stock-based compensation expense.

During fiscal 2015, the Company recognized income tax expense on income from continuing operations of $2,270,000 and had an effective tax rate of 32.7%. The effective tax rate was primarily impacted by the domestic production deduction, research and development credits and foreign tax credits. This compares to an income tax expense on income from continuing operations of $175,000 in fiscal 2014 and related effective tax rate of 12.4%. Included in the prior year income tax expense is a benefit of $500,000 related to a ASC 740 adjustment as well as foreign and state rate adjustments.

Income from continuing operations for fiscal 2015 was $4,662,000, providing a return of 5.3% on sales and generating an EPS of $0.60 per diluted share and includes an after-tax expense of $147,000, equal to $0.02 per diluted share, related to the write-down to market value of the Company’s Rockland facility and an after-tax expense of $68,000, equal to $0.01 per diluted share, related to costs associated with the repurchase of the Company’s common stock from the Ondis Estate. On a comparable basis, income from continuing operations for fiscal 2014 was $1,237,000, providing a return of 1.8% on sales and generating an EPS of $0.16 per diluted share and includes: (1) an after-tax expense of $359,000, equal to $0.05 per diluted share, related to a non-compete agreement entered into with the Company’s former CEO, (2) a net after-tax expense of $205,000, equal to $0.03 per diluted share, related to product replacement costs recognized in fiscal 2014 pertaining to replacing components on certain of T&M’s ruggedized printers after the Company discovered that one of its suppliers was using a non-conforming part in certain models and (3) an after-tax expense of $59,000 or $0.01 per diluted share, related Miltope acquisition expenses.

Discontinued Operation

On January 31, 2013, the Company completed the sale of substantially all of the assets of its Grass Technologies Product Group (Grass) for a selling price of $18,600,000 of which $1,800,000, held in escrow at the closing date, was recognized in fiscal 2014 as part of the gain on the sale of Grass and was received in fiscal 2015. The Company has classified the results of operations of its Grass segment as discontinued operations for the fiscal 2014 period presented.

Results for discontinued operations are as follows:

($ in thousands)	2014
Net Sales	$8,401
Gross Profit	$1,048
Gain on Sale of Assets of Discontinued Operations	$1,800
Income from Discontinued Operations, Net of Taxes	$1,975

Segment Analysis

Astro-Med reports two segments consistent with its sales product groups: and QuickLabel Systems (QuickLabel) and Test & Measurement (T&M). Segment performance is evaluated based on the operating segment’s profit before corporate and financial administration expenses.

The following table summarizes selected financial information by segment. As previously noted, the Company’s Grass segment has been classified as a discontinued operation for the fiscal 2014 period presented.

($ in thousands)	Net Sales		Segment Operating Profit		Segment Operating Profit as a % of Net Sales
	2015	2014	2015	2014	2015	2014
QuickLabel	$59,779	$49,065	$7,259	$5,154	12.1%	10.5%
T&M	28,568	19,527	5,627	2,655	19.7%	13.6%

Total	$88,347	$68,592	12,886	7,809	14.6%	11.4%

Product Replacement Related Costs			—	672
Corporate Expenses			5,655	5,604

Operating Income			7,231	1,533
Other Expense, Net			299	121

Income from Continuing Operations Before Income Taxes			6,932	1,412
Income Tax Provision for Continuing Operations			2,270	175

Income from Continuing Operations			4,662	1,237
Income from Discontinued Operations, Net of Taxes			—	1,975

Net Income			$4,662	$3,212

QuickLabel Systems

QuickLabel Systems sales increased 21.8% in fiscal 2015 with sales of $59,779,000 compared to sales of $49,065,000 in the prior year. Both the hardware and consumables product lines contributed to the current year increase with sales growth of 33.4% and 18.8%, respectively, from the prior year. The increases are primarily attributable to the increased demand for digital color printer supplies, as well as for label and tag and thermal transfer ribbon products. Also significantly contributing to the current year increase was the new Kario! product line sales, which increased approximately 60.0% as compared to the prior year. QuickLabel’s current year’s segment operating profit was $7,259,000, reflecting a profit margin of 12.1%, an increase from prior year’s segment profit of $5,154,000 and related profit margin of 10.5%. The increase in QuickLabel’s current year’s segment operating profit and related margin is primarily due to higher sales and favorable product mix.

Test & Measurement

T&M’s sales increased 46.3% in fiscal 2015 to $28,568,000 from $19,527,000 in the prior year. The increase is primarily due to the 45.5% growth in the Ruggedized printer product line related to the acquisition of the Miltope business as well as the continued increase in contract sales. Also contributing to the increase in sales was the continued increase in demand for the high speed data recorder product line, as current year sales grew 24.5% as compared to the prior year. Repair and parts revenue was also up with contributions from the newly integrated Miltope business. T&M’s segment operating profit was $5,627,000 in fiscal 2015, reflecting a profit margin of 19.7%, an increase as compared to the prior year’s segment operating profit of $2,655,000 and related profit margin of 13.6%. The fiscal 2015 increase in operating profit and related margin is due to increased sales and favorable product mix.

Liquidity and Capital Resources

The Company expects to finance its future working capital needs, capital expenditures and acquisition requirements through internal funds and believes that cash provided by operations will be sufficient to meet our operating and capital needs for at least the next twelve months. To the extent our capital and liquidity requirements are not satisfied internally, we may utilize a $10.0 million revolving bank line of credit. Borrowings made under this line of credit bear interest at either a fluctuating base rate equal to the highest of (i) the Prime Rate, (ii) 1.50% above the daily one month LIBOR, and (iii) the Federal Funds Rate in effect plus 1.50% or at a fixed rate of LIBOR plus an agreed upon margin of between 0% and 2.25%, based on the Company’s funded debt to EBITDA ratio as defined in the agreement. See Note 6, “Line of Credit,” in the consolidated financial statements for additional information. As of the filing date of this Annual Report on Form 10-K, there have been no borrowings against this line of credit and the entire line is currently available.

Astro-Med’s statements of cash flows for the years ended January 31, 2015 and 2014 are included on page 36. Net cash flows provided by operating activities were $1,491,000 in the current year compared to net cash used by operating activities of $4,462,000 in the previous year. The increase in net cash flow from operations for the current year is related to increased net income; tax payments made in the prior year in connection with the gain on the sale of Grass; and slightly lower increased working capital requirements for the current year. The combination of accounts receivable, inventory and accounts payable and accrued expenses increased working capital by $2,335,000 in fiscal 2015, compared to an increase of $2,402,000 in fiscal 2014, with the year over year improvement related to lower receivable and inventory turns, offset slightly by increased sales and purchasing volume. The accounts receivable collection cycle decreased to 52 days sales outstanding at January 31, 2015 compared to 54 days outstanding at prior year end. Inventory days on hand decreased to 106 days at the end of the current fiscal year from 113 days at prior year end.

Net cash flows provided by investing activities for fiscal 2015 were $5,745,000, which includes $1,800,000 of cash received related to the funds held in escrow as part of the Grass sale and $2,355,000 of cash received related to the disposition of the inventory to the purchaser of Grass. Cash used for investing activities for fiscal 2015 also included cash used for capital expenditures of $2,247,000, including $1,428,000 for information technology primarily related to the purchase and implementation of the Company’s new ERP system; $309,000 for machinery and equipment; $307,000 for land and building improvements; $126,000 for furniture and fixtures and other capital expenditures; and $77,000 for tools and dies.

Included in net cash flows used by financing activities for fiscal 2015 were dividends paid of $2,128,000. Dividends paid in fiscal 2014 were $2,103,000. The Company’s annual dividend per share was $0.28 in both fiscal 2015 and fiscal 2014. Also included in current year financing activities was the December 5, 2014 repurchase of 500,000 shares of the Company’s common stock at a per share price of $12.50, for an aggregate repurchase price of $6,250,000. The purchase of these shares was from the estate of a former executive of the Company and did not impact the shares available as part of the Company’s stock buy back program. Excluding the December 5, 2014 repurchase from the Ondis Estate and shares purchased in connection with the exercise of employee stock options, the Company has repurchased a total of 1,530,000 shares of its common stock since the inception of the common stock buy back program in fiscal 1997. At January 31, 2015, the Company’s Board of Directors has authorized the purchase of an additional 390,000 shares of the Company’s common stock in the future.

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

Warranty Claims and Bad Debts: Provisions for the estimated costs for future product warranty claims and bad debts are recorded in cost of sales and general and administrative expense, respectively. The amounts recorded are generally based upon historically derived percentages while also factoring in any new business conditions that might impact the historical analysis such as new product introduction for warranty and bankruptcies of particular customers for bad debts. We also periodically evaluate the adequacy of our reserves for warranty and bad debts recorded in its consolidated balance sheet as a further test to ensure the adequacy of the recorded provisions. Warranty and bad debt analysis often involves subjective analysis of a particular customer’s ability to pay. As a result, significant judgment is required in determining the appropriate amounts to record and such judgments may prove to be incorrect in the future. We believe that our procedures for estimating such amounts are reasonable and historically have not resulted in material adjustments in subsequent periods when the estimates are adjusted to the actual amounts.

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

Income Taxes: A valuation allowance is established when it is “more-likely-than-not” that all or a portion of deferred tax assets will not be realized. A review of all available positive and negative evidence must be considered, including our performance, the market environment in which we operate, length of carryforward periods, existing sales backlog and future sales projections. If actual factors and conditions differ materially from the estimates made by management, the actual realization of the net deferred tax assets or liabilities could vary materially from the amounts previously recorded. At January 31, 2015, the Company has provided valuation allowances for future state tax benefits resulting from certain R&D tax credits which could expire unused.

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

Intangible and Long-Lived Assets: Long-lived assets, such as definite-lived intangible assets and property, plant and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. If the projected undiscounted cash flows are less than the carrying value, then an impairment charge would be recorded for the excess of the carrying value over the fair value, which is determined by the discounting of future cash flows.

Assets Held for Sale: Assets held for sale are reported at the lower of cost or fair value less cost to sell and are subject to an impairment assessment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the carrying value is no longer recoverable based upon the undiscounted future cash flows of the asset, the amount of impairment is the difference between the carrying amount and the fair value of the asset, less costs to sell.

Goodwill: Management evaluates the recoverability of goodwill annually or more frequently if events or changes in circumstances, such as declines in sales, earnings or cash flows, or material adverse changes in the business climate, indicate that the carrying value of an asset might be impaired. Goodwill is first qualitatively assessed to determine whether further impairment testing is necessary. Factors that management considers in this assessment include macroeconomic conditions, industry and market considerations, overall financial performance (both current and projected), changes in management and strategy and changes in the composition or carrying amount of net assets. If this qualitative assessment indicates that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, a two step process is then performed. Step one compares the fair value of the reporting unit with its carrying value, including goodwill. If the carrying amount exceeds the fair value of the reporting unit, step two is required to determine if there is an impairment of the goodwill. Step two compares the implied fair value of the reporting unit goodwill to the carrying amount of the goodwill. We estimate the fair value of our reporting units using the income approach based upon a discounted cash flow model. We believe that this approach is appropriate because it provides a fair value estimate based upon the reporting unit’s expected long term operating cash flow performance. In addition, we use the market approach, which compares the reporting unit to publicly-traded companies and transactions involving similar business, to support the conclusions based upon the income approach. The income approach requires the use of many assumptions and estimates including future revenue, expenses, capital expenditures, and working capital, as well as discount factors and income tax rates.

Share-Based Compensation: Share-based compensation expense is measured based on the estimated fair value of the share-based award when granted and is recognized as an expense over the requisite service period (generally the vesting period of the equity grant). We have estimated the fair value of each option on the date of grant using the Black-Scholes option-pricing model. Our estimate of share-based compensation requires a number of complex and subjective assumptions including our stock price volatility, employee exercise patterns (expected life of the options), the risk free interest rate and the Company’s dividend yield. The stock price volatility assumption is based on the historical weekly price data of our common stock over a period equivalent to the weighted average expected life of our options. Management evaluated whether there were factors during that period which were unusual and would distort the volatility figure if used to estimate future volatility and concluded that there were no such factors. In determining the expected life of the option grants, the Company has observed the actual terms of prior grants with similar characteristics and the actual vesting schedule of the grant and has assessed the expected risk tolerance of different option groups. The risk-free interest rate used in the model is based on the actual U.S. Treasury zero coupon rates for bonds matching the expected term of the option as of the option grant date. The dividend assumption is based upon the prior year’s average dividend yield. No compensation expense is recognized for options that are forfeited for which the employee does not render the requisite service. Our accounting for share-based compensation for restricted stock awards (“RSA”) and restricted stock units (“RSU”) is also based on the fair value method. The fair value of the RSUs and RSAs is based on the closing market price of the Company’s common stock on the grant date of the RSU or RSA.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act). Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective at January 31, 2015 to ensure that the information required to be disclosed in our Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner and (2) accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Management conducted its evaluation of the effectiveness of its internal control over financial reporting as of January 31, 2015. In making this assessment, management used the criteria set forth in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, the principal executive officer and principal financial officer believe that as of January 31, 2015, the Company’s internal control over financial reporting was effective based on criteria set forth by COSO in “Internal Control-Integrated Framework.”

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

Item 9B. Other Information

Nothing to Report

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The response to this item is incorporated by reference to the Company’s definitive proxy statement for the 2015 Annual Meeting of Shareholders.

The following sets forth certain information with respect to all executive officers of the Company. All officers serve at the pleasure of the Board of Directors.

Name	Age	Position
Gregory A. Woods	56	President, Chief Executive Officer and Director
Joseph P. O’Connell	71	Senior Vice President, Treasurer and Chief Financial Officer
Michael M. Morawetz	55	Vice President—International Branches
Stephen M. Petrarca	52	Vice President—Instrument Manufacturing
Erik J. Mancyak	39	Vice President and Corporate Controller
Eric E. Pizzuti	48	Vice President and General Manager—QuickLabel Systems
Michael J. Natalizia	51	Vice President and Chief Technology Officer

Mr. Woods has been a Director and Chief Executive Officer of the Company since February 1, 2014. He was previously the Executive Vice President and Chief Operating Officer of the Company from September 6, 2012 and was appointed President of the Company on August 29, 2013. Prior to joining Astro-Med, Mr. Woods held the positions of Managing Director of Medfield Advisors from 2010 to 2012, President of Performance Motion Devices from 2007 to 2010 and Chief Executive Officer of Control Technology Corporation from 2001 to 2007.

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

Code of Ethics

The Company has adopted a Code of Ethics which applies to all directors, officers and employees of the Company, including the Chief Executive Officer (“CEO”), Chief Financial Officer (“CFO”) and Corporate

Controller, as supplemented by a Code of Ethical Conduct for the Chief Executive Officer and Senior Financial Officers, which meets the requirements of a “code of ethics” as defined in Item 406 of Regulation S-K. A copy of the Code of Ethics will be provided to shareholders, without charge, upon request directed to Investor Relations or can be obtained on the Company’s website, (www.astro-medinc.com), under the heading “Our Company—Charters.” The Company will disclose any amendment to, or waiver of, a provision of the Codes for the CEO, CFO, Corporate Controller or persons performing similar functions by posting such information on its website and filing a Form 8-K as required under the rules of the NASDAQ Global Market.

Item 11. Executive Compensation

The response to this item is incorporated by reference to the Company’s definitive Proxy Statement for the 2015 Annual Meeting of Shareholders.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters

The response to this item is incorporated by reference to the Company’s definitive Proxy Statement for the 2015 Annual Meeting of Shareholders.

Equity Compensation Plan Information

The following table sets forth information about the Company’s equity compensation plans as of January 31, 2015:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuances Under Equity Compensation Plans
Equity Compensation Plans Approved by Security Holders	696,011	(1)	$10.01	(2)	206,339	(3)
Equity Compensation Plans Not Approved by Security Holders	—		—		57,005	(4)

Total	696,011	(1)	$10.01	(2)	263,344

(1)	Includes 73,348 shares issuable upon exercise of outstanding options granted under the Company’s incentive stock option plans, 59,313 shares issuable upon exercise of outstanding options granted under the Company’s non-qualified stock option plans under which options may be granted to officers and key employees, 2,750 shares issuable upon exercise of outstanding stock options granted under the Astro-Med, Inc. Non-Employee Director Stock Option Plan, 520,600 shares issuable upon exercise of outstanding options granted and 40,000 restricted stock units outstanding under the Company’s 2007 Equity Incentive Plan.
(2)	Does not include restricted stock units.
(3)	Represents shares available for grant under the Astro-Med, Inc. 2007 Equity Incentive Plan. Excludes 32,245 shares issued pursuant to outstanding unvested restricted stock awards which are subject to forfeiture.
(4)	Represent shares available for purchase under the Employee Stock Purchase Plan.

Additional information regarding these equity compensation plans is contained in Note 10, “Share-Based Compensation,” in the Company’s Consolidated Financial Statements included in Item  15 hereto.

Item 13. Certain Relationships, Related Transactions and Director Independence

The response to this item is incorporated by reference to the Company’s definitive Proxy Statement for the 2015 Annual Meeting of Shareholders.

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated herein by reference to the Company’s definitive Proxy Statement for the 2015 Annual Meeting of Shareholders.

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

(a)(3) Exhibits:

Exhibit Number
(2.1)	Asset Purchase Agreement dated January 11, 2014 by and between Astro-Med, Inc. (the “Company”) and Miltope Corporation (d/b/a VT Miltope, a company of VT Systems), an Alabama corporation (the “Seller”), as amended by that Amendment to Asset Purchase Agreement dated January 22, 2014, by and between the Company and the Seller (filed as Exhibit No. 2.1 to the Company’s report on Form 8-K dated January 22, 2014 and by this reference incorporated herein).

(2.2)	Asset Purchase Agreement dated January 5, 2013 by and among Astro-Med, Inc. (the “Company”), Grass Technologies Corporation (“Grass”) and Natus Medical Incorporated (“Natus”), as amended by First Amendment to Asset Purchase Agreement dated as of January 31, 2013, by and among the Company, Grass and Natus (filed as Exhibit No. 2.1 to the Company’s report on Form 8-K dated February 4, 2013 and by this reference incorporated herein).

(3A)	Articles of Incorporation of the Company and all amendments thereto (filed as Exhibit No. 3A to the Company’s report on Form 10-Q for the quarter ended August 1, 1992 and by this reference incorporated herein).

(3B)	By-laws of the Company as amended to date (filed as Exhibit No. 3B to the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2008 and by this reference incorporated herein).

(4)	Specimen form of common stock certificate of the Company (filed as Exhibit No. 4 to the Company’s report on Form 10-K for the year ended January 31, 1985 and by this reference incorporated herein).

(10.1)	Astro-Med, Inc. Non-Employee Director Stock Plan filed as Exhibit 4.3 to Registration Statement on Form S-8, Registration No. 333-24123, and incorporated by reference herein.*

(10.2)	Astro-Med, Inc. 1997 Incentive Stock Option Plan, as amended, filed as Exhibit 4.3 to Registration Statements on Form S-8, Registration Nos. 333-32315, 333-93565 and 333-44414, and incorporated by reference herein.*

(10.3)	Astro-Med, Inc. 1998 Non-Qualified Stock Option Plan, as amended, filed as Exhibit 4.3 to Registration Statement on Form S-8, Registration Nos. 333-62431 and 333-63526, and incorporated by reference herein.*

(10.4)	Astro-Med, Inc. 2007 Equity Incentive Plan as filed as Appendix A to the Definitive Proxy Statement filed on Schedule 14A for the 2007 annual shareholders meeting and incorporated by reference herein.*

(10.5)	Astro-Med, Inc. Management Bonus Plan (Group III) filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the period ended May 3, 2014, and by this reference incorporated herein.*

(10.6)	Astro-Med, Inc. Management Bonus Plan—Vice President International Branches filed as Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended January 31, 2009 and by this reference incorporated herein.*

(10.7)	Astro-Med, Inc. Amended and Restated Non-Employee Directors Compensation Program filed as Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the period ended May 3, 2014 and by this reference incorporated herein.*

Exhibit Number

(10.8)	Form of Performance-Based Restricted Stock Unit Award Agreement filed as Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the period ended April 28, 2012 and by this reference incorporated herein.*

(10.9)	Transition Services Agreement dated January 5, 2013 by and between the Company and Natus, as amended by First Amendment to Transition Services Agreement dated as of January 31, 2013, by and between the Company and Natus (filed as Exhibit No. 10.1 to the Company’s report on Form 8-K dated February 4, 2013 and by this reference incorporated herein).

(10.10)	Release and Non-Competition Agreement dated as of February 1, 2014 by and between the Company and Everett V. Pizzuti filed as Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended January 31, 2014 and by this reference incorporated herein.*

(10.11)	Three-Year Revolving Line of Credit Agreement dated September 5, 2014 by and between the Company and Wells Fargo Bank filed as Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q for the period ended November 1, 2014 and by this reference incorporated herein.

(10.12)	Equity Incentive Award Agreement dated as of November 24, 2014 by and between the Company and Gregory A. Woods.*

(10.13)	Change in Control Agreement dated as of November 24, 2014 by and between the Company and Gregory A. Woods.*

(10.14)	Stock Repurchase Agreement dated as of December 4, 2014 by and among Astro-Med, Inc. and Albert W. Ondis III, Alexis Ondis and April Ondis, each in his or her capacity as a Co-Executor of the Estate of Albert W. Ondis filed on Form 8-K on December 4, 2014 and incorporated by reference herein.

(21)	List of Subsidiaries of the Company.

(23.1)	Consent of Wolf & Company, P.C.

(31.1)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1)	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(101)	The following materials from Registrant’s Annual Report on Form 10-K for the year ended January 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements. Filed electronically herein.

*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASTRO-MED, INC. (Registrant)

Date: April 8, 2015	By:	/S/ GREGORY A. WOODS
(Gregory A. Woods, Chief Executive Officer)

Each person whose signature appears below constitutes and appoints each of Gregory A. Woods or Joseph P. O’Connell, or any of them, each acting alone, his true and lawful attorneys-in-fact and agents, with full power of substitution and resolution, for such person and in his name, place and stead, in any and all capacities in connection with the annual report on Form 10-K of Astro-Med, Inc. for the year ended January 31, 2015 to sign any and all amendments to the Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, each acting alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Name	Title	Date

/S/ GREGORY A. WOODS Gregory A. Woods	President, Chief Executive Officer and Director (Principal Executive Officer)	April 8, 2015

/S/ JOSEPH P. O’CONNELL Joseph P. O’Connell	Senior Vice President, Treasurer and Chief Financial Officer (Principal Financial Officer)	April 8, 2015

/S/ ERIK J. MANCYAK Erik J. Mancyak	Vice President and Corporate Controller (Principal Accounting Officer)	April 8, 2015

/S/ HERMANN VIETS Hermann Viets	Chairman of the Board of Directors and Director	April 8, 2015

/S/ EVERETT V. PIZZUTI Everett V. Pizzuti	Director	April 8, 2015

/S/ GRAEME MACLETCHIE Graeme MacLetchie	Director	April 8, 2015

/S/ MITCHELL I. QUAIN Mitchell I. Quain	Director	April 8, 2015

/S/ HAROLD SCHOFIELD Harold Schofield	Director	April 8, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of

Astro-Med, Inc.

We have audited the accompanying consolidated balance sheets of Astro-Med, Inc. (the “Company”) as of January 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for the years then ended. Our audit also included the financial statement schedule listed in the index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Astro-Med, Inc. as of January 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the two years in the period ended January 31, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Wolf & Company, P.C.

Boston, Massachusetts

April 8, 2015

ASTRO-MED, INC.

CONSOLIDATED BALANCE SHEETS

As of January 31, 2015 and 2014

(In Thousands, Except Share Data)

	2015	2014
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$7,958	$8,341
Securities Available for Sale	15,174	18,766
Accounts Receivable, net of reserves of $343 in 2015 and $370 in 2014	14,107	11,366
Inventories	15,582	15,178
Deferred Tax Assets	2,629	1,673
Restricted Cash	—	1,800
Line of Credit Receivable	173	240
Note Receivable	255	250
Asset Held for Sale	1,900	2,120
Prepaid Expenses and Other Current Assets	4,140	1,383
Current Assets of Discontinued Operations	—	3,917

Total Current Assets	61,918	65,034
PROPERTY, PLANT AND EQUIPMENT
Land and Improvements	904	873
Buildings and Improvements	10,551	10,341
Machinery and Equipment	25,368	23,746

	36,823	34,960
Less Accumulated Depreciation	(28,444)	(27,368)

Total Property, Plant and Equipment, net	8,379	7,592
OTHER ASSETS
Note Receivable	256	440
Deferred Tax Asset	—	313
Identifiable Intangibles	2,698	3,400
Goodwill	991	991
Other	88	194

Total Other Assets	4,033	5,338

TOTAL ASSETS	$74,330	$77,964

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts Payable	$3,155	$2,374
Accrued Compensation	3,302	3,130
Other Accrued Expenses	2,343	2,310
Deferred Revenue	621	454
Income Taxes Payable	148	788
Current Liabilities of Discontinued Operations	—	836

Total Current Liabilities	9,569	9,892
Long Term Obligation	—	250
Deferred Tax Liabilities	83	77
Other Long Term Liabilities	1,167	1,131

TOTAL LIABILITIES	10,819	11,350
SHAREHOLDERS’ EQUITY
Preferred Stock, $10 Par Value, Authorized 100,000 shares, None Issued	—	—
Common Stock, $0.05 Par Value, Authorized 13,000,000 shares; Issued 9,544,864 shares in 2015 and 9,291,225 shares in 2014	477	465
Additional Paid-in Capital	43,589	41,235
Retained Earnings	39,735	37,201
Treasury Stock, at Cost, 2,293,606 shares in 2015 and 1,730,042 shares in 2014	(19,591)	(12,463)
Accumulated Other Comprehensive Income (Loss), Net of Tax	(699)	176

Total Shareholders’ Equity	63,511	66,614

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$74,330	$77,964

See Notes to the Consolidated Financial Statements.

ASTRO-MED, INC.

CONSOLIDATED STATEMENTS OF INCOME

For the years ended January 31

(In Thousands, Except Per Share Data)

	2015	2014
Net Sales	$88,347	$68,592
Cost of Sales	51,370	41,609

Gross Profit	36,977	26,983
Costs and Expenses:
Selling and Marketing	18,289	14,774
Research and Development	5,802	5,072
General and Administrative	5,655	5,604

Operating Expenses	29,746	25,450

Operating Income	7,231	1,533
Other Income (Expense):
Investment Income	81	72
Other, Net	(380)	(193)

	(299)	(121)

Income from Continuing Operations before Income Taxes	6,932	1,412
Income Tax Provision for Continuing Operations	2,270	175

Income from Continuing Operations	4,662	1,237
Income from Discontinued Operations, Net of Taxes of $777 in 2014	—	1,975

Net Income	$4,662	$3,212

Net Income per Common Share—Basic:
From Continuing Operations	$0.61	$0.17
From Discontinued Operations	—	0.26

Net Income Per Common Share—Basic	$0.61	$0.43

Net Income per Common Share—Diluted:
From Continuing Operations	$0.60	$0.16
From Discontinued Operations	—	0.26

Net Income Per Common Share—Diluted	$0.60	$0.42

Weighted Average Number of Common Shares Outstanding—Basic	7,612	7,470
Dilutive Effect of Common Stock Equivalents	222	227

Weighted Average Number of Common Shares Outstanding—Diluted	7,834	7,697

Dividends Declared Per Common Share	$0.28	$0.28

See Notes to the Consolidated Financial Statements.

ASTRO-MED, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the years ended January 31

(In Thousands)

	2015	2014
Net Income	$4,662	$3,212
Other Comprehensive Income (Loss), net of taxes and reclassification adjustments:
Foreign currency translation adjustments	(866)	(14)
Unrealized gain (loss) on securities available for sale	(9)	17

Other Comprehensive Income (Loss)	(875)	3

Comprehensive Income	$3,787	$3,215

See Notes to the Consolidated Financial Statements.

ASTRO-MED, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the years ended January 31

($ In Thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount
Balance January 31, 2013	9,031,756	$452	$38,786	$36,092	$(11,666)	$173	$63,837
Share-based compensation	—	—	562	—	—	—	562
Employee option exercises	214,779	11	1,790	—	—	—	1,801
Tax benefit of employee stock options	—	—	158	—	—	—	158
Restricted stock awards	44,690	2	(61)	—	—	—	(59)
Purchases of common stock from employees	—	—	—	—	(797)	—	(797)
Dividends paid	—	—	—	(2,103)	—	—	(2,103)
Net income	—	—	—	3,212	—	—	3,212
Other comprehensive income	—	—	—	—	—	3	3

Balance January 31, 2014	9,291,225	$465	$41,235	$37,201	$(12,463)	$176	$66,614
Share-based compensation	—	—	511	—	—	—	511
Employee option exercises	227,512	11	1,876	—	—	—	1,887
Tax benefit of employee stock options	—	—	107	—	—	—	107
Restricted stock awards	26,127	1	(140)	—	—	—	(139)
Purchases of common stock from employees	—	—	—	—	(878)	—	(878)
Repurchases of common stock	—	—	—	—	(6,250)	—	(6,250)
Dividends paid	—	—	—	(2,128)	—	—	(2,128)
Net income	—	—	—	4,662	—	—	4,662
Other comprehensive loss	—	—	—	—	—	(875)	(875)

Balance January 31, 2015	9,544,864	$477	$43,589	$39,735	$(19,591)	$(699)	$63,511

See Notes to the Consolidated Financial Statements.

ASTRO-MED, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended January 31

(In Thousands)

	2015	2014
Cash Flows from Operating Activities:
Net Income	$4,662	$3,212
Adjustments to Reconcile Net Income to Net Cash Provided (Used) By Operating Activities:
Gain on Disposal of Discontinued Operations	—	(1,800)
Depreciation and Amortization	2,063	1,279
Share-Based Compensation	511	562
Deferred Income Tax Benefit	(636)	(636)
Excess Tax Benefit From Share-Based Compensation	(107)	(158)
Write-down of Asset Held for Sale	220	—
Changes in Assets and Liabilities, Net of Impact of Acquisition and Divestiture:
Accounts Receivable	(2,741)	(2,588)
Inventories	(404)	(1,283)
Accounts Payable and Accrued Expenses	810	1,469
Income Taxes Payable	(1,747)	(3,515)
Other	(1,140)	(1,004)

Net Cash Provided (Used) by Operating Activities	1,491	(4,462)

Cash Flows from Investing Activities:
Proceeds from Sales/Maturities of Securities Available for Sale	12,885	10,835
Purchases of Securities Available for Sale	(9,306)	(21,065)
Release of Funds Held in Escrow From Sale of Grass	1,800	—
Proceeds Received on Disposition of Grass Inventory	2,355	—
Payments Received on Line of Credit and Note Receivable	258	373
Additions to Property, Plant and Equipment	(2,247)	(1,128)
Acquisition of Miltope Ruggedized Printer Business	—	(6,732)

Net Cash Provided (Used) by Investing Activities	5,745	(17,717)

Cash Flows from Financing Activities:
Proceeds from Common Shares Issued Under Employee Benefit Plans and Employee Stock Option Plans, Net of Payment of Minimum Tax Withholdings	870	944
Purchase of Treasury Stock	(6,250)	—
Excess Tax Benefit from Share-Based Compensation	107	158
Dividends Paid	(2,128)	(2,103)

Net Cash Used in Financing Activities	(7,401)	(1,001)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(218)	522

Net Decrease in Cash and Cash Equivalents	(383)	(22,658)
Cash and Cash Equivalents, Beginning of Year	8,341	30,999

Cash and Cash Equivalents, End of Year	$7,958	$8,341

Supplemental Information:
Cash Paid During the Period for:
Income Taxes, Net of Refunds	$4,566	$5,085

See Notes to the Consolidated Financial Statements.

ASTRO-MED, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2015 and 2014

Note 1—Summary of Significant Accounting Policies

Basis of Presentation: The accompanying financial data have been prepared by us pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (SEC) and are presented in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”). Our fiscal year end is January 31. Unless otherwise stated, all years and dates refer to our fiscal year.

On January 22, 2014, Astro-Med completed the acquisition of the ruggedized printer product line from Miltope Corporation, a company of VT Systems (“Miltope”). Astro-Med’s ruggedized printer product line is part of the Ruggedized product group and is reported as part of the Test & Measurement (T&M) segment. The results of the Miltope’s ruggedized printer product line operations have been included in the consolidated financial statements of the Company since the acquisition date. Refer to Note 2, “Acquisition,” for further details.

On January 31, 2013, we completed the sale of substantially all of the assets of our Grass Technologies Product Group. Consequently, we have classified the results of operations of the Grass Technologies Product Group as discontinued operations for the 2014 period presented. Refer to Note 20, “Discontinued Operations,” for further discussion.

Principles of Consolidation: The consolidated financial statements include the accounts of Astro-Med, Inc. and its subsidiaries. All material intercompany accounts and transactions are eliminated in consolidation.

Reclassification: Certain amounts in prior year’s financial statements have been reclassified to conform to the current year’s presentation.

Use of Estimates: The presentation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect these financial statements and accompanying notes. Some of the more significant estimates relate to the allowances for doubtful accounts and credits, inventory valuation, valuation and estimated lives of intangible assets, impairment of long-lived assets, asset held for sale and goodwill, income taxes, share-based compensation and warranty reserves. Management’s estimates are based on the facts and circumstances available at the time estimates are made, past historical experience, risk of loss, general economic conditions and trends, and management’s assessments of the probable future outcome of these matters. Consequently, actual results could differ from those estimates.

Cash and Cash Equivalents: Highly liquid investments with an original maturity of 90 days or less are considered to be cash equivalents. Similar investments with original maturities beyond three months are classified as securities available for sale. Cash of $2,995,000 and $2,544,000 was held in foreign bank accounts at January 31, 2015 and 2014, respectively.

Securities Available for Sale: Securities available for sale are carried at fair value based on quoted market prices, where available. The difference between cost and fair value, net of related tax effects, is recorded as a component of accumulated other comprehensive income (loss) in shareholders’ equity.

Property, Plant and Equipment: Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation is provided on the straight-line basis over the estimated useful lives of the assets (land improvements—10 to 20 years; buildings and improvements—10 to 45 years; machinery and equipment—3 to 10 years). Depreciation expense was $1,361,000 for fiscal 2015 and $1,279,000 for 2014.

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

Infrequently, Astro-Med receives requests from customers to hold product purchased from us for the customer’s convenience. Revenue is recognized for such bill and hold arrangements in accordance with the requirements of SEC Staff Accounting Bulletin No. 104 which requires, among other things, the existence of a valid business purpose for the arrangement; the transfer of ownership of the purchased product; a fixed delivery date that is reasonable and consistent with the buyer’s business purpose; the readiness of the product for shipment; the use of customary payment terms; no continuing performance obligation by us; and segregation of the product from our inventories.

Research and Development Costs: Astro-Med charges costs to expense in the period incurred, and these expenses are shown on a separate line in the consolidated statement of income. Included in research and development expense are the following: salaries and benefits, external engineering service costs, engineering related information costs and supplies. The Company also complies with Accounting Standards Codification (“ASC”) 985-20, “Costs of Computer Software to be Sold, Leased or Marketed” and ASC 350-40, “Internal-Use Software” in accounting for the costs of software either developed or acquired.

Foreign Currency Translation: The financial statements of foreign subsidiaries and branches are measured using the local currency as the functional currency. Foreign currency denominated assets and liabilities are translated into U.S. dollars at year-end exchange rates with the translation adjustment recorded as a component of accumulated comprehensive income (loss) in shareholders’ equity. Revenues and expenses are translated at the monthly average exchange rates. We do not provide for U.S. income taxes on foreign currency translation adjustments associated with our German subsidiary since its undistributed earnings are considered to be permanently invested. Our net foreign exchange losses were $219,000 and $190,000 for fiscal 2015 and 2014, respectively.

Advertising: Astro-Med expenses advertising costs as incurred. Advertising costs including advertising production, trade shows and other activities are designed to enhance demand for our products and amounted to approximately $1,717,000 and $1,236,000 in fiscal 2015 and 2014, respectively.

Health Insurance Reimbursement Reserve: Astro-Med reimbursed a portion of employee health insurance deductibles and co-payments for fiscal 2015 and 2014. The total reimbursement amounted to approximately $129,000 and $201,000 in 2015 and 2014, respectively. We accrued approximately $20,000 and $75,000 at January 31, 2015 and 2014, respectively, for estimated outstanding reimbursements due to employees, including a reserve for incurred but not reported amounts.

Long-Lived Assets: Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. If the projected undiscounted cash flows are less these the carrying value, then an impairment charge would be recorded for the excess of the carrying value over the fair value, as determined by the discounting of future cash flows. For both 2015 and 2014, these were no impairment charges for long-lived assets.

Assets Held for Sale: Assets held for sale are reported at the lower of cost or fair value less cost to sell. Astro-Med’s former Grass facility in Rockland met the held for sale classification criteria as of January 31, 2015 and 2014. This property is being actively marketed and management expects to sell the property during the upcoming fiscal year. Accordingly, the asset held for sale has been classified as a current asset.

The Company estimated the fair value of the Rockland facility using the market values for similar properties and estimated the fair value less the cost to sell. This property is considered a Level 2 asset as defined in ASC 820, “Fair Value Measurements.”

During the years ended 2015 and 2014, the Company recorded impairment charges of $220,000 and $779,000, respectively, related to the write-down of the Rockland facility to fair value, less cost to sell. In fiscal 2015, the impairment charge was included in other income (expense), other, net in the consolidated statement of income. For fiscal 2014, the impairment charge was included in the income from discontinued operations in the consolidated statement of income.

Intangible Assets: Intangible assets include the value of customer relationships and backlog rights acquired in connection with business acquisitions and are recorded at fair value as determined by the Company. These intangible assets have a definite life and are amortized over the assets’ useful lives using a systematic and rational basis which is representative of the assets use. Intangible assets with a definite life are tested for impairment whenever events or circumstances indicate that the carrying amount of an asset (asset group) may not be recoverable. An impairment loss is recognized when the carrying amount of an asset exceeds the estimated undiscounted cash flows used in determining the fair value of the asset. The amount of the impairment loss recorded is calculated by the excess of the asset’s carrying value over its fair value. Fair value is generally determined using a discounted cash flow analysis. For both 2015 and 2014, there were no impairment charges for intangible assets.

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

We performed a qualitative assessment for our 2015 analysis of goodwill. Based on this assessment, management does not believe that it is more likely than not that the carrying value of the reporting units exceed their fair values. Accordingly, no further testing was performed as management believes that there are no impairment issues in regards to goodwill at this time.

Income Taxes: Astro-Med uses the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial reporting basis and tax basis of the assets and liabilities and are measured using enacted tax rates that will be in effect when the differences are expected to reverse. An allowance against deferred tax assets is recognized when it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized. At January 31, 2015 and 2014, a valuation allowance was provided for deferred tax assets attributable to certain state R&D credit carryforwards.

Astro-Med accounts for uncertain tax positions in accordance with the guidance provided in ASC 740, “Accounting for Income Taxes.” This guidance describes a recognition threshold and measurement attribute for the financial statement disclosure of tax positions taken or expected to be taken in a tax return and requires recognition of tax benefits that satisfy a more-likely-than-not threshold. ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods and disclosure.

Net Income Per Common Share: Basic net income per share is based on the weighted average number of shares outstanding during the period. Diluted net income per share is based on the basic weighted average number of shares and potential common equivalent shares for stock options, restricted stock awards and restricted stock units outstanding during the period using the treasury stock method. In fiscal years 2015 and 2014, there were 156,600 and 126,800 common equivalent shares that were not included in the computation of diluted net income per common share because their inclusion would be anti-dilutive.

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

The Company measures assets held for sale at fair value on a nonrecurring basis and records impairment charges when the assets are deemed to be impaired.

Share-Based Compensation: Share-based compensation expense is measured based on the estimated fair value of the share-based award when granted and is recognized as an expense over the requisite service period (generally the vesting period of the equity grant). We have estimated the fair value of each option on the date of grant using the Black-Scholes option-pricing model. Our estimate of share-based compensation requires a number of complex and subjective assumptions including our stock price volatility, employee exercise patterns (expected life of the options), the risk-free interest rate and the Company’s dividend yield. The stock price volatility assumption is based on the historical weekly price data of our common stock over a period equivalent to the weighted average expected life of our options. Management evaluated whether there were factors during that period which were unusual and would distort the volatility figure if used to estimate future volatility and concluded that there were no such factors. In determining the expected life of the option grants, the Company has observed the actual terms of prior grants with similar characteristics and the actual vesting schedule of the grant and has assessed the expected risk tolerance of different option groups. The risk-free interest rate is based on the actual U.S. Treasury zero coupon rates for bonds matching the expected term of the option as of the option grant date. The dividend assumption is based upon the prior year’s average dividend yield. No compensation expense is recognized for options that are forfeited for which the employee does not render the requisite service. Our accounting for share-based compensation for restricted stock awards (“RSA”) and restricted stock units (“RSU”) is also based on the fair value method. The fair value of the RSUs and RSAs is based on the closing market price of the Company’s common stock on the grant date.

The cash flow from the tax benefits that are a result of tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) are classified as a cash inflow from financing activities and a cash outflow from operating activity. Tax deductions from certain stock option exercises are treated as being realized when they reduce taxes payable in accordance with relevant tax law.

Recent Accounting Pronouncements:

Discontinued Operations

In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” ASU 2014-08 limits discontinued operations reporting to disposals of components of an entity that represent strategic shifts that have (or will have) a major effect on an entity’s operations and financial results. In addition, this ASU expands the disclosure requirements for disposals that meet the definition of a discontinued operation and requires entities to disclose information about disposals of individually significant components that do not meet the definition of a discontinued operation. ASU 2014-08 is effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2014 and is to be applied prospectively. We are currently evaluating the impact of ASU 2014-08 and do not expect it to have a material effect on the Company’s financial position or results of operations.

Revenue Recognition

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).” ASU 2014-09 completes the joint effort by the FASB and International Accounting Standards Board to improve financial reporting by creating common revenue recognition guidance for U.S. GAAP and International Financial Reporting Standards. ASU 2014-09 applies to all companies that enter into contracts with customers to transfer goods or services and is effective for public entities for interim and annual reporting periods beginning after December 15, 2016. Early application is not permitted and entities have the choice to apply ASU 2014-09 either retrospectively to each reporting period presented or by recognizing the cumulative effect of applying ASU 2014-09 at the date of initial application and not adjusting comparative information. The Company is currently evaluating the requirements of ASU 2014-09 and has not yet determined its impact on the Company’s consolidated financial statements.

Note 2—Acquisition

On January 22, 2014, Astro-Med completed the acquisition of the ruggedized printer product line from Miltope Corporation (Miltope), which is engaged in the design, development, manufacture and testing of ruggedized computers and computer peripheral equipment for military, industry and commercial applications. Astro-Med’s ruggedized printer product line is reported as part of the T&M segment. The results of the Miltope’s ruggedized printer product line operations have been included in the consolidated financial statements of the Company since the acquisition date.

The purchase price of the acquisition was $6,732,000 which was funded using existing cash on hand. Of the $6,732,000 purchase price, $500,000 was held in escrow for twelve months following the acquisition date to provide an indemnity to the Company in the event of any breach in the representation, warranties and covenants of Miltope. The assets acquired consist of all of the assets of the Miltope ruggedized printer product line excluding plant and equipment and personnel. Acquisition related costs of approximately $90,000 are included in the general and administrative expenses in the Company’s consolidated statement of income for the fiscal year ended January 31, 2014. The acquisition was accounted for under the acquisition method in accordance with the guidance provided by FASB ASC 805, “Business Combinations.”

As part of the acquisition, Miltope and Astro-Med entered into a manufacturing services agreement under which Miltope provided transition services and continued to manufacture printers for Astro-Med. This agreement concluded in the third quarter of fiscal 2015, as the Company has transitioned all the manufacturing to its West Warwick, Rhode Island facility at that time.

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

The following table reflects the fair value of the acquired identifiable intangible assets and related estimated useful lives:

(In thousands)	Fair Value	Useful Life (Years)
Customer Contract Relationships	$3,100	10
Backlog	300	1

Total	$3,400

Amortization expense of $702,000 has been included in the statement of income for fiscal 2015 in regards to the above acquired intangibles.

Estimated amortization expense for the next five years is as follows:

(In thousands)	2016	2017	2018	2019	2020
Estimated amortization expenses	$357	$349	$331	$278	$278

The following unaudited pro forma information assumes the acquisition of Miltope occurred on February 1, 2013. This information has been prepared for informational purposes only and does not purport to represent the results of operations that would have happened had the acquisition occurred as of the date indicated, nor of future results of operations.

Year Ended January 31
(In thousands)	2014
Net Revenue	$75,362

The impact on income from continuing operations, net income and earnings per share would not have been material to the Company for the year ended January 31, 2014.

Note 3—Securities Available for Sale

Pursuant to our investment policy, securities available for sale include state and municipal securities with various contractual or anticipated maturity dates ranging from one month to three years. These securities are carried at fair value, with unrealized gains and losses reported as a component of accumulated other comprehensive income (loss), net of taxes in shareholders’ equity until realized. Realized gains and losses from the sale of available for sale securities, if any, are determined on a specific identification basis. A decline in the fair value of any available for sale security below cost that is determined to be other than temporary will result in a write-down of its carrying amount to fair value. No such impairment charges were recorded for any period presented. All short-term investment securities have original maturities greater than 90 days.

The fair value, amortized cost and gross unrealized gains and losses of the securities are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(In thousands)
January 31, 2015
State and Municipal Obligations	$15,150	$26	$(2)	$15,174

January 31, 2014
State and Municipal Obligations	$18,729	$37	$—	$18,766

The contractual maturity dates of these securities are as follows:

	January 31
	2015	2014
(In thousands)
Less than one year	$9,470	$11,439
One to three years	5,704	7,327

	$15,174	$18,766

Actual maturities may differ from contractual dates as a result of sales or earlier issuer redemptions.

Note 4—Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and include material, labor and manufacturing overhead. The components of inventories are as follows:

	January 31
	2015	2014
(In thousands)
Materials and Supplies	$10,600	$10,722
Work-in-Progress	765	852
Finished Goods	7,372	6,798

	18,737	18,372
Inventory Reserve	(3,155)	(3,194)

Balance at January 31	$15,582	$15,178

Included within finished goods inventory is $1,030,000 and $767,000 of demonstration equipment at January 31, 2015 and 2014, respectively.

Note 5—Accrued Expenses

Accrued expenses consisted of the following:

	January 31
	2015	2014
(In thousands)
Warranty	$375	$355
Product Replacement Cost Reserve	353	$480
Professional Fees	256	269
Executive Retirement Package	250	250
Dealer Commissions	163	55
Other	946	901

	$2,343	$2,310

Note 6—Line of Credit

On September 5, 2014, Astro-Med entered into a new unsecured revolving line of credit agreement with Wells Fargo Bank to replace the previous agreement which expired on May 30, 2014. The terms of the new agreement are for a three-year, $10 million revolving line of credit to be available to the Company to be used as needed for ongoing working capital requirements, business acquisitions or general corporate purposes. Any borrowings made under the new line of credit bear interest at either a fluctuating base rate equal to the highest of (i) the Prime Rate, (ii) 1.50% above the daily one month LIBOR, and (iii) the Federal Funds Rate in effect plus 1.50% or at a fixed rate of LIBOR plus an agreed upon margin of between 0% and 2.25%, based on the Company’s funded debt to EBITDA ratio as defined in the agreement. In addition, the new agreement provided for two financial covenant requirements, namely, Total Funded Debt to Adjusted EBITDA (as defined) of not greater than 3 to 1 and a Fixed Charge Coverage Ratio (as defined) of not less than 1.25 to 1, both measured at the end of each quarter on a rolling four quarter basis. As of the January 31, 2015, there have been no borrowings against this line of credit and the Company was in compliance with its financial covenants.

Note 7—Note Receivable and Revolving Line of Credit Issued

On January 30, 2012, we completed the sale of our label manufacturing operations in Asheboro, North Carolina to Label Line Ltd. The net sales price of $1,000,000 was received in the form of a promissory note issued by Label Line Ltd. and is fully secured by a first lien on various collateral, including the Asheboro plant and plant assets. The note bears interest at 3.75% and is payable in sixteen quarterly installments of principal and interest which commenced on January 30, 2013. As of January 31, 2015, $511,000 remains outstanding on this note which approximates its estimated fair value.

The terms of the Asheboro sale also included an agreement for Astro-Med to provide Label Line Ltd. with additional financing in the form of a revolving line of credit of $600,000, which is fully secured by a first lien on various collateral, including the Asheboro plant and plant assets. This line of credit bears interest at a rate equal to the United States prime rate plus an additional margin of two percent of the outstanding credit balance (5.25% at January 31, 2015). Although the initial term was for a period of one-year from the date of the sale, the agreement had been extended through January 31, 2015. As of January 31, 2015, $173,000 remains outstanding on this revolving line of credit. Subsequent to fiscal 2015 year-end, the agreement was amended to extend the term of the agreement through January 31, 2016.

Note 8—Accumulated Other Comprehensive Income (Loss)

The changes in the balance of accumulated other comprehensive income (loss) by component are as follows:

(In thousands)	Foreign Currency Translation Adjustments	Unrealized Holding Gain on Available for Sale Securities	Total
Balance at January 31, 2013	$166	$7	$173
Other Comprehensive Income (Loss)	(14)	17	3
Amounts Reclassified to Net Income	—	—	—

Net Other Comprehensive Income (Loss)	(14)	17	3

Balance at January 31, 2014	152	24	176
Other Comprehensive Income (Loss)	(866)	(9)	(875)
Amounts Reclassified to Net Income	—	—	—

Net Other Comprehensive Income (Loss)	(866)	(9)	(875)

Balance at January 31, 2015	$(714)	$15	$(699)

The amounts presented above in other comprehensive income (loss) are net of taxes except for translation adjustments associated with our German subsidiary.

Note 9—Shareholders’ Equity

On December 5, 2014, the Company repurchased 500,000 shares of the Company’s common stock from the Estate of Albert W. Ondis for an aggregate purchase price of $6,250,000. Prior to entering into the Stock Purchase Agreement, the Company obtained an opinion from an independent investment banking firm as to the fairness, from a financial point of view, to the public shareholders of the Company other than the selling shareholders, of the consideration paid by the Company in the transaction. The purchase was funded using existing cash on hand. This transaction did not impact the number of shares authorized for repurchase under the Company’s current repurchase program. During fiscal 2014 the Company did not repurchase any shares of its common stock except as described below in connection with the exercise of employee stock options.

During fiscal 2015 and 2014, certain of the Company’s employees delivered a total of 62,797 and 66,828 shares respectively, of the Company’s common stock to satisfy the exercise price for stock options exercised and related taxes. The shares delivered were valued at a total of $878,000 and $797,000, respectively, and are included in treasury stock in the accompanying consolidated balance sheets at January 31, 2015 and 2014. These transactions did not impact the number of shares authorized for repurchase under the Company’s current repurchase program.

As of January 31, 2015, the Company’s Board of Directors has authorized the purchase of up to an additional 390,000 shares Company’s common stock on the open market or in privately negotiated transactions.

Note 10—Share-Based Compensation

Astro-Med maintains the following share-based compensation plans:

Stock Plans:

Astro-Med has one equity incentive plan (the “Plan”) under which incentive stock options, non-qualified stock options, restricted stock units (“RSUs”), restricted stock awards (“RSAs”) and other equity based awards may be granted to directors, officers and certain employees. An aggregate of 1,000,000 shares were authorized for awards under the Plan. At January 31, 2015, 206,339 shares were available for grant under the Plan. Options granted to employees vest over four years. The exercise price of each stock option will be established at the discretion of the Compensation Committee of the Board of Directors; however, any incentive stock options granted must be at an exercise price of not less than fair market value at the date of grant.

In fiscal year 2013, a portion of the Company’s executive’s long-term incentive compensation was awarded in the form of RSUs (“2013 RSUs”). The 2013 RSUs were earned based on the Company achieving specific thresholds of net sales and annual operating income as established under the fiscal 2013 Domestic Management Bonus Plan and vested fifty percent on the first anniversary of the grant date and fifty percent on the second anniversary of the grant date provided that the grantee was employed on each vesting date by Astro-Med or an affiliate company. All such 2013 RSUs were earned and vested as of March 2014. In April 2013, the Company granted options and RSUs to officers (“2014 RSUs”). Each 2014 RSU will be earned and vest as follows: twenty-five percent vests on the third anniversary of the grant date, fifty percent vests upon the Company achieving its cumulative budgeted net sales target for fiscal years 2014 through 2016 (the “Measurement Period”), and twenty-five percent vests upon the Company’s achieving a target average annual ORONA (operating income return on net assets as calculated under the Domestic Management Bonus Plan) for the Measurement Period. The grantee may not sell, transfer or otherwise dispose of more than fifty percent of the common stock issued upon vesting of the RSU until the first anniversary of the vesting date. No 2014 RSUs whose vesting is dependent upon the achievement of financial performance goals as set forth herein, have vested as of January 31, 2015.

The Plan provides for an automatic annual grant of ten-year options to purchase 5,000 shares of stock to each non-employee director upon the adjournment of each annual shareholders’ meeting. Each such option is exercisable at the fair market value as of the grant date and vests immediately prior to the next succeeding shareholders’ meeting. In addition to the automatic option grant under Plan, the Company has a Non-Employee Director Annual Compensation Program (the “Program”) which provides that each non-employee director is entitled to an annual cash retainer of $7,000 (the “Annual Cash Retainer”), plus $500 for each Board and committee meeting attended. In addition, effective August 1, 2014, the Chairman of the Board also receives an annual retainer of $6,000 and the Chair of the Audit Committee and Compensation Committee each receive an annual retainer of $4,000 each (“Chair Retainer”). The non-employee director may elect for any fiscal year to receive all or a portion of the Annual Cash Retainer and/or Chair Retainer (collectively the “Cash Retainer”) in the form of common stock of the Company, which will be issued under the Plan. If a non-employee director elects to receive all or a portion of the Cash Retainer in the form of common stock, such shares shall be issued in four quarterly installments on the first day of each fiscal quarter, and the number of shares of common stock to be issued shall be based on the fair market value of such common stock on the date such installment is payable. The common stock received in lieu of such Cash Retainer will be fully vested. However, a non-employee director who receives common stock in lieu of all or a portion of the Cash Retainer may not sell, transfer, assign, pledge or otherwise encumber the common stock prior to the first anniversary of the date on which such shares were issuable. In the event of the death or disability of a non-employee director, or a change in control of the Company, any shares of common stock issued in lieu of such Cash Retainer, shall no longer be subject to such restrictions on transfer.

In addition, under the Program, each non-employee director receives RSAs with a value equal to $20,000 (the “Equity Retainer”) upon adjournment of each annual shareholders’ meeting. If a non-employee director is first appointed or elected to the Board of Directors effective on a date other than at the annual shareholders’

meeting, on the date of such appointment or election, the director shall receive a pro rata award of restricted common stock having a value based on the number of days remaining until the next annual meeting. The Equity Retainer will vest on the earlier of 12 months after the grant date or the date immediately prior to the next annual meeting of the shareholders following the meeting at which such RSAs were granted. However, a non-employee director may not sell, transfer, assign, pledge or otherwise encumber the vested common stock prior to the second anniversary of the vesting date. In the event of the death or disability of a non-employee director, or a change in control of the Company, the RSAs shall immediately vest and shall no longer be subject to such restrictions on transfer.

Stock Options:

Aggregated information regarding stock options granted under the Plan is summarized below:

	Number of Shares	Option Price Per Share	Weighted Average Option Price Per Share
Options Outstanding, January 31, 2014	736,647	$5.78-11.90	$8.63
Options Granted	158,600	$13.46-14.20	$13.99
Options Exercised	(224,275)	$6.22-11.90	$8.29
Options Expired	(14,961)	$7.95-14.20	$9.49

Options Outstanding, January 31, 2015	656,011	$5.78-14.20	$10.01

Options Exercisable, January 31, 2015	413,612	$5.78-13.46	$8.78

Set forth below is a summary of options outstanding at January 31, 2015:

Outstanding				Exercisable
Range of Exercise prices	Options	Weighted Average Exercise Price	Remaining Contractual Life	Options	Weighted Average Exercise Price
$5.78-8.73	314,365	$7.64	5.1	254,516	$7.54
$8.95-13.46	190,046	$10.79	4.3	159,096	$10.76
$13.80-14.20	151,600	$14.00	9.2	—	$—

	656,011			413,612

The fair value of each stock option granted was estimated on the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Years Ended January 31
	2015	2014
Risk-Free Interest Rate	1.5%-1.62%	0.81%-0.84%
Expected Life (years)	5	5
Expected Volatility	21.47%-26.75%	38.07%-38.46%
Expected Dividend Yield	1.98%	2.63%

The weighted average fair value of options granted during fiscal 2015 and 2014 was $2.85 and $2.79, respectively. As of January 31, 2015, there was $455,000 of unrecognized compensation expense related to the unvested stock options granted under the plans. The expense is to be recognized over a weighted average of two years.

As of January 31, 2015, the aggregate intrinsic value (the aggregate difference between the closing stock price of the Company’s common stock on January 31, 2015, and the exercise price of the outstanding options) that would have been received by the option holders if all options had been exercised was $2,554,000 for all exercisable options and $3,225,000 for all options outstanding. The weighted average remaining contractual terms for these options are 4.2 years. The total aggregate intrinsic value of options exercised during fiscal 2015 and 2014 was $1,149,000 and $706,000, respectively.

Restricted Stock Units (RSUs) and Restricted Stock Awards (RSAs):

Aggregated information regarding RSUs and RSAs granted under the Plan is summarized below:

	RSAs & RSUs	Weighted Average Grant Date Fair Value
Outstanding at January 31, 2014	106,496	$9.12
Granted	7,245	13.80
Vested	(35,662)	8.75
Expired or canceled	(5,834)	10.07

Outstanding at January 31, 2015	72,245	$9.70

As of January 31, 2015, there was $278,000 of unrecognized compensation expense related to unvested RSUs and RSAs.

Share-based compensation expense has been recognized as follows:

	Years Ended January 31
	2015	2014
(In thousands)
Stock Options	$241	$192
Restricted Stock Awards and Restricted Stock Units	270	370

Total	$511	$562

Employee Stock Purchase Plan (ESPP):

Astro-Med’s ESPP allows eligible employees to purchase shares of common stock at a 15% discount from fair market value on the date of purchase. A total of 247,500 shares were initially reserved for issuance under this plan. Summarized plan activity is as follows:

	Years Ended January 31
	2015	2014
Shares Reserved, Beginning	60,242	64,231
Shares Purchased	(3,237)	(3,989)

Shares Reserved, Ending	57,005	60,242

Note 11—Income Taxes

The components of income from continuing operations before income taxes are as follows:

	Years Ended January 31
	2015	2014
(In thousands)
Domestic	$5,401	$537
Foreign	1,531	875

	$6,932	$1,412

The components of the provision for income taxes from continuing operations are as follows:

	Years Ended January 31
	2015	2014
(In thousands)
Current:
Federal	$1,666	$930
State	466	179
Foreign	535	297

	2,667	1,406

Deferred:
Federal	(290)	(1,044)
State	(107)	(174)
Foreign	—	(13)

	(397)	(1,231)

	$2,270	$175

The provision for income taxes for continuing operations differs from the amount computed by applying the statutory federal income tax rate of 34% in fiscal 2015 and 2014 to income before income taxes due to the following:

	Years Ended January 31
	2015	2014
(In thousands)
Income Tax Provision at Statutory Rate	$2,357	$480
State Taxes, Net of Federal Tax Effect	233	(47)
Change in Reserves Related to ASC 740 Liability	23	(59)
Meals and Entertainment	41	38
Domestic Production Deduction	(164)	(30)
Share-Based Compensation	(25)	36
Tax-exempt Income	(24)	(22)
R&D Credits	(135)	(114)
Foreign Rate Differential	(56)	(26)
Other Permanent Differences and Miscellaneous, Net	20	(81)

	$2,270	$175

The components of deferred income tax expense arise from various temporary differences and relate to items included in the statement of income. The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and liabilities are as follows:

	January 31
	2015	2014
(In thousands)
Deferred Tax Assets:
Inventory	$1,666	$1,792
Share-Based Compensation	572	535
State R&D Credits	371	258
Compensation Accrual	417	493
ASC 740 Liability Federal Benefit	304	290
Deferred Service Contract Revenue	235	181
Warranty Reserve	140	137
Reserve for Doubtful Accounts	116	127
Foreign Tax Credit	356	213
Other	298	119

	4,475	4,145
Deferred Tax Liabilities:
Accumulated Tax Depreciation in Excess of Book Depreciation	766	830
Deferred Gain on Asset Held for Sale	785	897
Currency Translation Adjustment	36	173
Other	87	78

	1,674	1,978

Subtotal	2,801	2,167
Valuation Allowance	(255)	(258)

Net Deferred Tax Assets	$2,546	$1,909

The valuation allowance at January 31, 2015 relates to certain state research and development tax credit carryforwards which are expected to expire unused. The change in the valuation allowance in 2015 was a decrease of approximately $3,000 and represented a decrease in the reserve due to the utilization of research and development credits during the current year, net of federal benefit. The change in the valuation allowance in 2014 was an increase of approximately $27,000 and represented an increase in the reserve due to the generation of research and development credits during the current year, net of federal benefit.

The Company reasonably believes that it is possible that some unrecognized tax benefits, accrued interest and penalties could decrease income tax expense in the next year due to either the review of previously filed tax returns or the expiration of certain statutes of limitation. The changes in the balance of unrecognized tax benefits, excluding interest and penalties are as follows:

	2015	2014
(In thousands)
Balance at February 1	$715	$941
Increases in prior period tax positions	—	31
Increases in current period tax positions	87	42
Reductions related to lapse of statute of limitations	(95)	(299)

Balance at January 31	$707	$715

If the $707,000 is recognized, $493,000 would decrease the effective tax rate in the period in which each of the benefits is recognized and the remainder would be offset by a reversal of deferred tax assets.

During fiscal 2015 and 2014 the Company recognized an expense of $43,000 and $68,000, respectively, related to interest and penalties, which are included as a component of income tax expense in the accompanying statements of income. At January 31, 2015 and 2014, the Company had accrued potential interest and penalties of $460,000 and $416,000, respectively.

The Company and its subsidiaries file income tax returns in U.S. federal jurisdictions, various state jurisdictions, and various foreign jurisdictions. The Company is no longer subject to U.S. federal tax examinations prior to 2010.

On September 13, 2013, the U.S. Treasury Department and the Internal Revenue Service released final regulations that provided guidance on the application of IRC Section 263(a) for amounts paid to acquire, produce, or improve tangible property, as well as the rules for materials and supplies and proposed regulations addressing dispositions and general asset accounts. The final regulations are generally effective for tax years beginning on or after January 1, 2014. We are currently evaluating the impact of these new regulations and do not expect them to have a material impact to our financial statements.

At January 31, 2015, the Company has indefinitely reinvested $3,909,000 of the cumulative undistributed earnings of its foreign subsidiary in Germany, all of which would be subject to U.S. taxes if repatriated to the U.S. Through January 31, 2015, the Company has not provided deferred income taxes on the undistributed earnings of this subsidiary because such earnings are considered to be indefinitely reinvested. Non-U.S. income taxes are, however, provided on these undistributed earnings.

Note 12—Contractual Obligations

The following table summarizes our contractual obligations:

	Total	2016	2017	2018	2019	2020 and Thereafter
(In thousands)
Purchase Commitments*	$15,117	$14,907	$210	$—	$—	$—
Operating Lease Obligations	688	255	225	136	72	—

	$15,805	$15,162	$435	$136	$72	$—

*	Purchase commitments consists primarily of inventory and equipment purchase orders made in the ordinary course of business.

The Company incurred rent and lease expenses in the amount of $614,000 and $599,000 for the fiscal years 2015 and 2014, respectively.

Note 13—Nature of Operations, Segment Reporting and Geographical Information

The Company’s operations consist of the design, development, manufacture and sale of specialty printers and data acquisition and analysis systems, including both hardware & software and related consumable supplies. The Company organizes and manages its business as a portfolio of products and services designed around a common theme of data acquisition and information output. The Company has two reporting segments consistent with its sales product groups: QuickLabel Systems (QuickLabel) and Test & Measurement (T&M).

QuickLabel produces an array of high-technology digital color and monochrome label printers, labeling software and consumables for a variety of commercial industries worldwide. T&M produces data recording equipment used worldwide for a variety of recording, monitoring and troubleshooting applications for many industries including aerospace, automotive, defense, rail, energy, industrial and general manufacturing.

Business is conducted in the United States and through foreign affiliates in Canada, Europe, Southeast Asia and Mexico. Manufacturing activities are primarily conducted in the United States. Sales and service activities outside the United States are conducted through wholly-owned entities and, to a lesser extent, through authorized distributors and agents. Transfer prices are intended to produce gross profit margins as would be associated with an arms-length transaction.

On January 22, 2014, Astro-Med completed the acquisition of the ruggedized printer product line from Miltope. Astro-Med’s ruggedized printer product line is part of the Ruggedized product group and is reported as part of the T&M segment. The results of the Miltope’s ruggedized printer product line operations have been included from the date of acquisitions for all periods presented below. Refer to Note 2, “Acquisition,” for further details.

On January 31, 2013, the Company completed the sale of substantially all of the assets of its Grass Technologies Product Group (Grass) in order to focus on its core businesses. Consequently, the Company has classified the results of operations of Grass as discontinued operations for the fiscal 2014 period presented. Refer to Note 20 “Discontinued Operations,” for further details.

The accounting policies of the reporting segments are the same as those described in the summary of significant accounting policies herein. The Company evaluates segment performance based on the segment profit before corporate and financial administration expenses.

Summarized below are the Net Sales and Segment Operating Profit (both in dollars and as a percentage of Net Sales) for each reporting segment:

($ in thousands)	Net Sales		Segment Operating Profit		Segment Operating Profit % of Net Sales
	2015	2014	2015	2014	2015	2014
QuickLabel	$59,779	$49,065	$7,259	$5,154	12.1%	10.5%
T&M	28,568	19,527	5,627	2,655	19.7%	13.6%

Total	$88,347	$68,592	12,886	7,809	14.6%	11.4%

Product Replacement Costs			—	672
Corporate Expenses			5,655	5,604

Operating Income			7,231	1,533
Other Expense			299	121

Income from Continuing Operations before Income Taxes			6,932	1,412
Income Tax Provision for Continuing Operations			2,270	175

			4,662	1,237
Income from Discontinued Operations, Net of Taxes			—	1,975

Net Income			$4,662	$3,212

No customer accounted for greater than 10% of net sales in fiscal 2015 and 2014.

Other information by segment is presented below:

(In thousands)	Assets
	2015	2014
QuickLabel	$24,874	$25,306
T&M	22,323	17,049
Discontinued Operations	—	3,917
Corporate*	27,133	31,692

Total	$74,330	$77,964

*	Corporate assets consist principally of cash and cash equivalents, securities available for sale, and building held for sale.

(In thousands)	Depreciation and Amortization		Capital Expenditures
	2015	2014	2015	2014
QuickLabel	$678	$639	$1,408	$543
T&M	1,385	640	839	585

Total	$2,063	$1,279	$2,247	$1,128

Geographical Data

Presented below is selected financial information by geographic area:

(In thousands)	Net Sales		Long-Lived Assets
	2015	2014	2015	2014
United States	$61,494	$48,679	$10,422	$10,115
Europe	18,181	14,909	383	538
Canada	3,934	2,569	272	339
Asia	1,408	1,167	—	—
Central and South America	1,919	908	—	—
Other	1,411	360	—	—

Total	$88,347	$68,592	$11,077	$10,992

Long-lived assets excludes goodwill assigned to the T&M segment of $1.0 million at January 31, 2015 and 2014.

Note 14—Employee Benefit Plans

Employee Stock Ownership Plan (ESOP):

Astro-Med has an ESOP providing retirement benefits to all eligible employees. Annual contributions in amounts determined by the Company’s Board of Directors are invested by the ESOP’s Trustees in shares of common stock of Astro-Med. Contributions may be in cash or stock. Astro-Med’s contributions (paid or accrued) amounted to $100,000 in both fiscal 2015 and 2014 and were recorded as compensation expense. All shares owned by the ESOP have been allocated to participants.

Profit-Sharing Plan:

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

All contributions are deposited into trust funds. It is the policy of the Company to fund any contributions accrued. The Company’s annual contribution amounts are determined by the Board of Directors. Contributions paid or accrued amounted to $294,000 and $251,000 in fiscal 2015 and 2014, respectively.

Note 15—Product Warranty Liability

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

	January 31
	2015	2014
(In thousands)
Balance, beginning of the year	$355	$350
Warranties issued	546	447
Settlements made	(526)	(442)

Balance, end of the year	$375	$355

Note 16—Product Replacement Costs

In April 2013, tests conducted by the Company revealed that one of its suppliers had been using a non-conforming material in certain models of Astro-Med’s Test & Measurement printers. No malfunctions have been reported by customers as a result of the non-conforming material.

Upon identifying this issue, Astro-Med immediately suspended production of the printers, notified all customers and contacted the supplier who confirmed the problem. Astro-Med is continuing to work with its customers to replace the non-conforming material on existing printers with conforming material. The estimated costs associated with the replacement program were $672,000, which was based upon the number of printers shipped during the period the non-conforming material was used. Those costs were recognized and recorded in the first quarter of fiscal 2014 and are included in cost of sales in the accompanying consolidated statement of income for the fiscal year ended January 31, 2014. As of January 31, 2015, the Company had expended $319,000 in replacement costs which have been charged against this reserve. The remaining reserve amount of $353,000 is included in other accrued expenses in the accompanying consolidated balance sheet as of January 31, 2015.

Astro-Med is currently receiving power supplies with compliant materials and has resumed printer production and shipments to customers.

Since the supplier deviated from the agreed upon specifications for the power supply while providing certificates of conformance to the original specifications, Astro-Med received a non-refundable $450,000 settlement from the supplier in January 2014 for recovery of the costs and expense associated with this issue. This settlement was recorded in cost of sales in the accompanying consolidated statement of income for the fiscal year ended January 31, 2014. In addition to this cash settlement, the Company will receive lower product prices from the supplier through fiscal 2017.

Note 17—Concentration of Risk

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

During the years ended January 31, 2015 and 2014, one vendor accounted for 21.9% and 14.3% of purchases, and 55.1% and 23.6% of accounts payable, respectively.

Note 18—Commitments and Contingencies

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

Note 19—Fair Value Measurements

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

Cash and cash equivalents; accounts receivables; line of credit receivable; accounts payable, note receivable, accrued compensation and other expenses; and income tax payable are reflected in the consolidated balance sheet at carrying value, which approximates fair value due to the short term nature of the these instruments.

Assets measured at fair value on a recurring basis are summarized below:

January 31, 2015	Level 1	Level 2	Level 3	Total
(In thousands)
Money market funds (included in cash and cash equivalents)	$3,028	$—	$—	$3,028
State and municipal obligations (included in securities available for sale)	—	15,174	—	15,174

Total	$3,028	$15,174	$—	$18,202

January 31, 2014	Level 1	Level 2	Level 3	Total
(In thousands)
Money market funds (included in cash and cash equivalents)	$4,734	$—	$—	$4,734
State and municipal obligations (included in securities available for sale)	—	18,766	—	18,766

Total	$4,734	$18,766	$—	$23,500

For our money market funds and state and municipal obligations, we utilize the market approach to measure fair value. The market approach is based on using quoted market prices for identical assets.

Non-financial assets measured at fair value on a non-recurring basis are summarized below:

January 31, 2015	Level 1	Level 2	Level 3
(In thousands)
Asset Held for Sale	$—	$1,900	$—

January 31, 2014	Level 1	Level 2	Level 3
(In thousands)
Asset Held for Sale	$—	$2,120	$—

Asset held for sale consists of Astro-Med’s former Grass facility in Rockland, Massachusetts which is being actively marketed for sale. In accordance with ASC 360, “Property, Plant and Equipment,” assets held for sale are written down to fair value less cost to sell and as such, the Company has recorded impairment charges of $220,000 and $779,000, in fiscal 2015 and 2014, respectively. In fiscal 2015, the impairment charge was included in other income (expense), other, net in the consolidated statement of income. In fiscal 2014, the impairment charge was included in the income from discontinued operations in the consolidated statement of income, as the Rockland facility was part of the Grass operations at that time. The Company estimated the fair value of the Rockland facility using the market values for similar properties less the cost to sell.

Note 20—Discontinued Operations

On January 31, 2013, the Company completed the sale of substantially all of the assets of its Grass Technologies Product Group (Grass) which manufactured polysomnography and electroencephalography systems and related accessories and propriety electrodes for use in both research and clinical settings. The assets sold consisted primarily of working capital (exclusive of inventory and accounts payable related to manufacturing), the engineering, sales and support workforce, intellectual property and certain other related assets. The proceeds from the sale consisted of $18.6 million in cash, of which $1.8 million was held in escrow following the closing date of the transaction and was received by Astro-Med in the first quarter of fiscal 2015.

As part of this transaction, a Transition Service Agreement (TSA) was entered into with the purchaser pursuant to which Astro-Med agreed to provide transition services and continue to manufacture Grass products for the purchaser for a period not to exceed twelve months following the sale closing date. The Company determined that cash flows from this activity were not significant and therefore Grass has been classified as a discontinued operation for the fiscal 2014 period presented. The TSA expired on January 31, 2014 and the Company is no longer reporting discontinued operations in fiscal 2015.

In accordance with the terms of the TSA, the purchaser was obligated to acquire the remaining Grass inventory upon expiration of the TSA and as such, the Company received $2,355,000 in the first quarter of fiscal 2015 from the purchaser of Grass related to the disposition of this inventory.

Any future services related to Grass since fiscal 2014 have not been, and are not expected to be material.

Results for discontinued operations are as follows:

2014
(In thousands)
Net Sales	$8,401
Cost of Sales	$7,353
Gross Profit	$1,048

Operating Expenses	$96
Income from Discontinued Operations	$952

Gain on Sale of Assets of Discontinued Operations	$1,800
Income Tax Expense	$777
Income from Discontinued Operations	$1,975

ASTRO-MED, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

Description	Balance at Beginning of Year	Provision Charged to Operations	Deductions(2)	Balance at End of Year
Allowance for Doubtful Accounts(1):
(In thousands)
Year Ended January 31,
2015	$370	$60	$(87)	$343
2014	$345	$119	$(94)	$370

(1)	The allowance for doubtful accounts has been netted against accounts receivable as of the respective balance sheet dates.
(2)	Uncollectible accounts written off, net of recoveries, also includes foreign exchange adjustment.