Form 10-Q
period 2015-05-02
ASTRO MED INC /NEW/
filed 2015-05-29
CIK 8146

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 2, 2015

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

Common Stock, $.05 Par Value – 7,307,255 shares

(excluding treasury shares) as of May 22, 2015

ASTRO-MED, INC.

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ASTRO-MED, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, Except Share Data)

	May 2, 2015	January 31, 2015
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$8,815	$7,958
Securities Available for Sale	15,837	15,174
Accounts Receivable, net	14,012	14,107
Inventories	14,488	15,582
Deferred Tax Assets	2,640	2,629
Restricted Cash	600	—
Line of Credit Receivable	170	173
Note Receivable	250	255
Asset Held for Sale	1,900	1,900
Prepaid Expenses and Other Current Assets	3,652	4,140

Total Current Assets	62,364	61,918
PROPERTY, PLANT AND EQUIPMENT	37,501	36,823
Less Accumulated Depreciation	(28,823)	(28,444)

Property, Plant and Equipment, net	8,678	8,379
OTHER ASSETS
Note Receivable	131	256
Intangible Assets, net	2,609	2,698
Goodwill	991	991
Other	104	88

Total Other Assets	3,835	4,033

TOTAL ASSETS	$74,877	$74,330

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts Payable	$4,065	$3,155
Accrued Compensation	2,426	3,302
Other Liabilities and Accrued Expenses	2,143	2,343
Deferred Revenue	546	621
Income Taxes Payable	59	148

Total Current Liabilities	9,239	9,569
Deferred Tax Liabilities	105	83
Other Long Term Liabilities	1,052	1,167

TOTAL LIABILITIES	10,396	10,819
SHAREHOLDERS’ EQUITY
Common Stock, $0.05 Par Value, Authorized 13,000,000 shares; Issued 9,593,005 shares and 9,544,864 shares at May 2, 2015 and January 31, 2015, respectively	478	477
Additional Paid-in Capital	43,869	43,589
Retained Earnings	40,434	39,735
Treasury Stock, at Cost, 2,293,606 shares at May 2, 2015 and January 31, 2015	(19,591)	(19,591)
Accumulated Other Comprehensive Income (Loss)	(709)	(699)

TOTAL SHAREHOLDERS’ EQUITY	64,481	63,511

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$74,877	$74,330

See Notes to condensed consolidated financial statements (unaudited).

ASTRO-MED, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, Except Per Share Data)

(Unaudited)

	Three Months Ended
	May 2, 2015	May 3, 2014
Net Sales	$22,206	$20,774
Cost of Sales	13,176	12,139

Gross Profit	9,030	8,635
Operating Expenses:
Selling and Marketing	4,329	4,374
Research and Development	1,796	1,371
General and Administrative	1,457	1,191

Operating Expenses	7,582	6,936

Operating Income, net	1,448	1,699
Other Income (Expense)	234	(121)

Income before Income Taxes	1,682	1,578
Income Tax Provision	471	449

Net Income	$1,211	$1,129

Net Income Per Common Share—Basic	$0.17	$0.15

Net Income Per Common Share—Diluted	$0.16	$0.14

Weighted Average Number of Common Shares Outstanding:
Basic	7,280	7,601
Diluted	7,454	7,848

Dividends Declared Per Common Share	$0.07	$0.07

See Notes to condensed consolidated financial statements (unaudited).

ASTRO-MED, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Thousands)

(Unaudited)

	Three Months Ended
	May 2, 2015	May 3, 2014
Net Income	$1,211	$1,129
Other Comprehensive Income (Loss), Net of Taxes and Reclassification Adjustments:
Foreign Currency Translation Adjustments	8	92
Unrealized Holding Gain (Loss) on Securities Available for Sale	(18)	(3)

Other Comprehensive Income (Loss)	(10)	89

Comprehensive Income	$1,201	$1,218

See Notes to condensed consolidated financial statements (unaudited).

ASTRO-MED, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Three Months Ended
	May 2, 2015	May 3, 2014
Cash Flows from Operating Activities:
Net Income	$1,211	$1,129
Adjustments to Reconcile Net Income to Net Cash Provided (Used) by Operating Activities:
Depreciation and Amortization	455	512
Share-Based Compensation	143	131
Deferred Income Tax Provision	10	59
Changes in Assets and Liabilities:
Accounts Receivable	95	(166)
Inventories	1,094	(1,003)
Income Taxes	268	(731)
Accounts Payable and Accrued Expenses	(397)	(1,691)
Other	93	(735)

Net Cash Provided (Used) by Operating Activities	2,972	(2,495)
Cash Flows from Investing Activities:
Proceeds from Sales/Maturities of Securities Available for Sale	2,435	2,880
Purchases of Securities Available for Sale	(3,127)	(2,574)
Restricted Cash	(600)	—
Release of Funds Held in Escrow From Sale of Grass	—	1,800
Proceeds Received on Disposition of Grass Inventory	—	2,355
Payments Received on Line of Credit and Note Receivable	125	—
Additions to Property, Plant and Equipment	(654)	(292)

Net Cash Provided (Used) by Investing Activities	(1,821)	4,169
Cash Flows from Financing Activities:
Proceeds from Common Shares Issued Under Employee Benefit Plans and Employee Stock Option Plans, Net of Payment of Minimum Tax Withholdings	137	658
Dividends Paid	(510)	(533)

Net Cash Provided (Used) by Financing Activities	(373)	125

Effect of Exchange Rate Changes on Cash and Cash Equivalents	79	(91)

Net Increase in Cash and Cash Equivalents	857	1,799
Cash and Cash Equivalents, Beginning of Period	7,958	8,341

Cash and Cash Equivalents, End of Period	$8,815	$10,140

Supplemental Disclosures of Cash Flow Information:
Cash Paid During the Period for Income Taxes, Net of Refunds	$207	$1,471

See Notes to condensed consolidated financial statements (unaudited).

ASTRO-MED, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(1) Overview

Headquartered in West Warwick, Rhode Island, Astro-Med Inc. designs, develops, manufactures and distributes a broad range of specialty printers and data acquisition and analysis systems. Our products are distributed through our own sales force and authorized dealers in the United States. We also sell to customers outside of the United States primarily through our Company offices in Canada, Europe and Southeast Asia as well as with independent dealers and representatives. Astro-Med, Inc. products are sold under the brand names Astro-Med ® Test & Measurement and QuickLabel ® Systems and are employed around the world in a wide range of aerospace, apparel, automotive, avionics, chemical, computer peripherals, communications, distribution, food and beverage, general manufacturing, packaging and transportation applications.

Unless otherwise indicated, references to “Astro-Med,” the “Company,” “we,” “our,” and “us” in this Quarterly Report on Form 10-Q refer to Astro-Med, Inc. and its consolidated subsidiaries.

(2) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments consisting of normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the results of the interim periods included herein. These financial statements do not include all disclosures associated with annual financial statements and, accordingly, should be read in conjunction with footnotes contained in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2015.

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

	Three Months Ended
	May 2, 2015	May 3, 2014
Weighted Average Common Shares Outstanding—Basic	7,280,246	7,600,780
Effect of Dilutive Options and Restricted Stock Units	173,936	247,520

Weighted Average Common Shares Outstanding—Diluted	7,454,182	7,848,300

For the three months ended May 2, 2015 and May 3, 2014 the diluted per share amounts do not reflect common equivalent shares outstanding of 76,200 and 75,600, respectively, because their effect would have been anti-dilutive, as the exercise price was greater than the average market price of the underlying stock during the period presented.

(5) Intangible Assets

Intangible assets are as follows:

	May 2, 2015			January 31, 2015
($ In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Customer Contract Relationships	$3,100	$(491)	$2,609	$3,100	$(402)	$2,698
Backlog	300	(300)	—	300	(300)	—

Intangible assets, net	$3,400	$(791)	$2,609	$3,400	$(702)	$2,698

There were no impairments to intangible assets during the periods ended May 2, 2015 and May 3, 2014. Amortization expense of $89,000 and $175,000 in regards to the above acquired intangibles has been included in the condensed consolidated statements of income for the periods ended May 2, 2015 and May 3, 2014, respectively.

Estimated amortization expense for the next five years is as follows:

(In thousands)	Remainder of 2016	2017	2018	2019	2020
Estimated amortization expenses	$268	$349	$331	$278	$278

(6) Share-Based Compensation

Astro-Med has one equity incentive plan (the “Plan”) under which incentive stock options, non-qualified stock options, restricted stock units (“RSUs”), restricted stock awards (“RSAs”) and other equity based awards may be granted to directors, officers and certain employees. An aggregate of 1,000,000 shares were authorized for awards under the Plan. At May 2, 2015, 124,302 shares were available for grant under the Plan. Options granted to employees vest over four years. The exercise price of each stock option will be established at the discretion of the Compensation Committee; however, any incentive stock options granted must be at an exercise price of not less than fair market value at the date of grant. In fiscal year 2013, a portion of the Company’s executive’s long-term incentive compensation was awarded in the form of RSUs (“2013 RSUs”). The 2013 RSUs were earned based on the Company achieving specific thresholds of net sales and annual operating income as established under the fiscal 2013 Domestic Management Bonus Plan and vested fifty percent on the first anniversary of the grant date and fifty percent on the second anniversary of the grant date provided that the grantee was employed on each vesting date by Astro-Med or an affiliate company. All such 2013 RSUs were earned and vested as of March 2014. In April 2013, the Company granted options and RSUs to officers (“2014 RSUs”). Each 2014 RSU will be earned and vest as follows: twenty-five percent of the 2014 RSU vests on the third anniversary of the grant date, fifty percent of the 2014 RSU vests upon the Company achieving its cumulative budgeted net sales target for fiscal years 2014 through 2016 (the “Measurement Period”), and twenty-five percent of the total 2014 RSU vests upon the Company’s achieving a target average annual ORONA (operating income return on net assets as calculated under the Domestic Management Bonus Plan) for the Measurement Period. The grantee may not sell, transfer or otherwise dispose of more than fifty percent of the common stock issued upon vesting of the RSU until the first anniversary of the vesting date. On February 1, 2014, the Company accelerated the vesting of 4,166 of the RSUs held by Everett Pizzuti in connection with his retirement. None of the remaining 2014 RSUs, have vested as of May 2, 2015.

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

Share-based compensation expense was recognized as follows:

	Three Months Ended
	May 2, 2015	May 3, 2014
(In thousands)
Stock Options	$75	$54
Restricted Stock Awards and Restricted Stock Units	68	77

Total	$143	$131

Stock Options

The fair value of stock options granted during the three months ended May 2, 2015 and May 3, 2014 was estimated using the following assumptions:

	Three Months Ended
	May 2, 2015	May 3, 2014
Risk Free Interest Rate	1.6%	1.6%
Expected Volatility	22.7%	26.8%
Expected Life (in years)	5.0	5.0
Dividend Yield	2.0%	2.0%

The weighted average fair value per share for options granted was $2.43 during the first quarter of fiscal 2016 as compared to $2.93 during the first quarter of fiscal 2015.

Aggregated information regarding stock options granted under the Plan for the three months ended May 2, 2015 is summarized below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Outstanding at January 31, 2015	656,011	$10.01	4.2	$3,225,000
Granted	85,000	13.95
Exercised	(15,778)	8.12
Expired or canceled	(2,293)	8.55

Outstanding at May 2, 2015	722,940	$10.53	6.1	$2,601,468

Exercisable at May 2, 2015	443,977	$9.03	4.4	$2,260,318

As of May 2, 2015, there was $586,000 of unrecognized compensation expense related to unvested options, which will be recognized through March 2019.

Restricted Stock Units (RSUs) and Restricted Stock Awards (RSAs)

Aggregated information regarding RSUs and RSAs granted under the Plan for the three months ended May 2, 2015 is summarized below:

	RSAs & RSUs	Weighted Average Grant Date Fair Value
Unvested at January 31, 2015	72,245	$9.70
Granted	537	13.95
Vested	—	—
Forfeited	(2,800)	10.07

Unvested at May 2, 2015	69,982	$9.71

As of May 2, 2015, there was $175,000 of unrecognized compensation expense related to unvested RSUs and RSAs which will be recognized through April 2016.

Employee Stock Purchase Plan

Astro-Med has an Employee Stock Purchase Plan allowing eligible employees to purchase shares of common stock at a 15% discount from fair value on the date of purchase. A total of 247,500 shares were reserved for issuance under this plan. During the quarters ended May 2, 2015 and May 3, 2014, there were 732 and 815 shares respectively, purchased under this plan. As of May 2, 2015, 56,273 shares remain available.

(7) Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and include material, labor and manufacturing overhead. The components of inventories are as follows:

	May 2, 2015	January 31, 2015
(In thousands)
Materials and Supplies	$9,487	$10,600
Work-In-Process	1,250	765
Finished Goods	7,229	7,372

	17,966	18,737
Inventory Reserve	(3,478)	(3,155)

	$14,488	$15,582

(8) Income Taxes

The Company’s effective tax rates for the period, which are based on the projected effective tax rate for the full year, are as follows:

Three Months Ended
Fiscal 2016	28.0%
Fiscal 2015	28.5%

During the first quarter of fiscal 2016, the Company recognized an income tax expense of approximately $471,000. The effective tax rate in this quarter was directly impacted by a $135,000 tax benefit related to the statute of limitations expiring on a previously uncertain tax position. During the three months ended May 3, 2014, the Company recognized income tax expense of $449,000 which includes a benefit of approximately $100,000 related to the favorable resolution of a previously uncertain tax position.

As of May 2, 2015, the Company’s cumulative unrecognized tax benefits totaled $633,000 compared to $707,000 as of January 31, 2015. There were no other developments affecting unrecognized tax benefits during the quarter ended May 2, 2015.

(9) Note Receivable and Line of Credit Issued

On January 30, 2012, the Company completed the sale of its label manufacturing operations in Asheboro, North Carolina to Label Line Ltd. The net sale price of $1,000,000 was received in the form of a promissory note issued by Label Line Ltd. and is fully secured by a first lien on various collateral, including the Asheboro plant and plant assets. The note bears interest at 3.75% and is payable in sixteen quarterly installments of principal and interest which commenced on January 30, 2013. As of May 2, 2015, $375,000 remains outstanding on this note which approximates its estimated fair value.

The terms of the Asheboro sale also included an agreement for Astro-Med to provide Label Line Ltd. with additional financing in the form of a revolving line of credit in the amount of $600,000. This line of credit is fully secured by a first lien on various collateral of Label Line Ltd., including the Asheboro plant and plant assets, and bears interest at a rate equal to the United States prime rate plus an additional margin of two percent on the outstanding credit balance. The term of this revolving line of credit has been extended through January 31, 2016. As of May 2, 2015, $170,000 remains outstanding on this revolving line of credit. The estimated fair value of the line of credit approximates its carrying value.

(10) Segment Information

Astro-Med reports two segments: QuickLabel Systems (QuickLabel) and Test & Measurement (T&M). The Company evaluates segment performance based on the segment profit before corporate expenses.

Summarized below are the Net Sales and Segment Operating Profit for each reporting segment:

	Three Months Ended
	Net Sales		Segment Operating Profit
(In thousands)	May 2, 2015	May 3, 2014	May 2, 2015	May 3, 2014
QuickLabel	$15,644	$14,423	$1,977	$2,198
T&M	6,562	6,351	928	692

Total	$22,206	$20,774	2,905	2,890

Corporate Expenses			1,457	1,191

Operating Income			1,448	1,699
Other Income (Expense)—Net			234	(121)

Income Before Income Taxes			1,682	1,578
Income Tax Provision			471	449

Net Income			$1,211	$1,129

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

(12) Securities Available for Sale

Pursuant to our investment policy, securities available for sale include state and municipal securities with various contractual or anticipated maturity dates ranging from one to 21 months. Securities available for sale are carried at fair value, with unrealized gains and losses reported as a component of accumulated other comprehensive income (loss) in shareholders’ equity until realized. Realized gains and losses from the sale of available for sale securities, if any, are determined on a specific identification basis. A decline in the fair value of any available for sale security below cost that is determined to be other than temporary will result in a write-down of its carrying amount to fair value. No such impairment charges were recorded for any period presented. All short-term investment securities have original maturities greater than 90 days.

The fair value, amortized cost and gross unrealized gains and losses of securities available for sale are as follows:

(In thousands) May 2, 2015	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
State and Municipal Obligations	$15,841	$14	$(18)	$15,837

January 31, 2015	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
State and Municipal Obligations	$15,150	$26	$(2)	$15,174

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

Cash and cash equivalents, accounts receivables, accounts payable, accrued compensation and other expenses and income tax payable are reflected in the condensed consolidated balance sheet at carrying value, which approximates fair value due to the short term nature of the these instruments.

Assets measured at fair value on a recurring basis are summarized below:

(In thousands) May 2, 2015	Level 1	Level 2	Level 3	Total
Money Market Funds (included in Cash and Cash Equivalents)	$2,409	$—	$—	$2,409
State and Municipal Obligations (included in Securities Available for Sale)	—	15,837	—	15,837

Total	$2,409	$15,837	$—	$18,246

January 31, 2015	Level 1	Level 2	Level 3	Total
Money Market Funds (included in Cash and Cash Equivalents)	$3,028	$—	$—	$3,028
State and Municipal Obligations (included in Securities Available for Sale)	—	15,174	—	15,174

Total	$3,028	$15,174	$—	$18,202

For our money market funds and state and municipal obligations, we utilize the market approach to measure fair value. The market approach is based on using quoted prices for identical or similar assets.

Non-financial assets measured at fair value on a recurring basis are summarized below:

May 2, 2015	Level 1	Level 2	Level 3
(In thousands)
Asset Held for Sale	$—	$1,900	$—

January 31, 2015	Level 1	Level 2	Level 3
(In thousands)
Asset Held for Sale	$—	$1,900	$—

Asset held for sale consists of Astro-Med’s former Grass facility in Rockland, Massachusetts which is being actively marketed for sale. In accordance with ASC 360, “Property, Plant and Equipment,” assets held for sale are written down to fair value less cost to sell and as such, the Company has recorded impairment charges of $220,000 and $779,000, in the fourth quarter of fiscal 2015 and 2014, respectively. The Company estimated the fair value of the Rockland facility using the market values for similar properties less the cost to sell and expects to sell this property within the next twelve months.

(14) Accumulated Other Comprehensive Loss

The changes in the balance of accumulated other comprehensive income (loss) by component are as follows:

(In thousands)	Foreign Currency Translation Adjustments	Unrealized Holding Gain on Available for Sale Securities	Total
Balance at January 31, 2015	$(714)	$15	$(699)

Other Comprehensive Income (Loss)	8	(18)	(10)

Balance at May 2, 2015	$(706)	$(3)	$(709)

The amounts presented above in other comprehensive income (loss) are net of taxes, except for translation adjustment associated with our German Subsidiary.

(15) Commitments and Contingencies

Product Replacement Program

In April 2013, tests conducted by the Company revealed that one of its suppliers had been using a non-conforming part in power supplies for certain models of Astro-Med’s Test & Measurement printers. No malfunctions have been reported by customers as a result of the non-conforming material.

Upon identifying this issue, Astro-Med immediately suspended production of the printers, notified all customers and contacted the supplier who confirmed the problem. Astro-Med is continuing to work with its customers to replace the non-conforming material on existing printers with conforming material. The estimated costs associated with the replacement program were $672,000, which was based upon the number of printers shipped during the period the non-conforming material was used. Those estimated costs were recognized and recorded as a reserve in the first quarter of fiscal 2014. As of May 2, 2015, the Company had expended $338,000 in replacement costs which have been charged against this reserve. The remaining reserve amount of $334,000 is included in Other Accrued Expenses in the accompanying condensed consolidated balance sheet dated May 2, 2015.

Astro-Med is currently receiving power supplies with compliant parts and has resumed printer production and shipments to customers.

Since the supplier deviated from the agreed upon specifications for the power supply while providing certificates of conformance to the original specifications, in January 2014, Astro-Med received a non-refundable $450,000 settlement from the supplier for recovery of the costs and expense associated with this issue. In addition to this cash settlement, the Company is receiving lower product prices from the supplier through fiscal 2017.

(16) Line of Credit

The Company has a three-year, $10 million revolving line of credit available for ongoing working capital requirements, business acquisitions or general corporate purposes as needed. Any borrowings made under this line of credit bear interest at either a fluctuating base rate equal to the highest of (i) the Prime Rate, (ii) 1.50% above the daily one month LIBOR, and (iii) the Federal Funds Rate in effect plus 1.50% or at a fixed rate of LIBOR plus an agreed upon margin of between 0% and 2.25%, based on the Company’s funded debt to EBITDA ratio as defined in the agreement. In addition, the new agreement provided for two financial covenant requirements, namely, Total Funded Debt to Adjusted EBITDA (as defined) of not greater than 3 to 1 and a Fixed Charge Coverage Ratio (as defined) of not less than 1.25 to 1, both measured at the end of each quarter on a rolling four quarter basis. As of May 2, 2015, there have been no borrowings against this line of credit and the Company was in compliance with its financial covenants.

(17) Subsequent Event

On May 20, 2015, the Company’s shareholders approved the 2015 Equity Incentive Plan (the “2015 Plan”) under which equity based awards, including incentive stock options, non-qualified stock options, RSUs and RSAs, may be granted to directors, officers, key employees and certain other individuals providing services to the Company. The maximum number of shares of common stock of the Company authorized for issuance under the 2015 Plan is 500,000, subject to adjustment for stock splits, stock dividends and other changes to the Company’s capital structure.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Business Overview

This section should be read in conjunction with Astro-Med’s Condensed Consolidated Financial Statements included elsewhere herein and our Annual Report on Form 10-K for the fiscal year ended January 31, 2015.

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

Results of Operations

Three Months Ended May 2, 2015 vs. Three Months Ended May 3, 2014

Net sales by segment and current quarter percentage change over prior year for the three months ended May 2, 2015 and May 3, 2014 were:

(Dollars in thousands)	May 2, 2015	As a % of Net Sales	May 3, 2014	As a % of Net Sales	% Change Over Prior Year
QuickLabel	$15,644	70.4%	$14,423	69.4%	8.5%
T&M	6,562	29.6%	6,351	30.6%	3.3%

Total	$22,206	100.0%	$20,774	100.0%	6.9%

Net sales for the first quarter of the current year were $22,206,000, representing a 6.9% increase as compared to the previous year’s first quarter sales of $20,774,000. Sales through the domestic channels for the current quarter were $15,720,000, an increase of 7.5% over the prior year’s first quarter. International sales for the first quarter of the current year were $6,486,000, representing a 5.4% increase from the previous year. Current year’s first quarter international sales include an unfavorable foreign exchange rate impact of $953,000.

Hardware sales in the current quarter were $8,401,000, a slight decrease as compared to prior year’s first quarter sales of $8,563,000. Hardware sales were down 3.4% in the T&M segment due primarily to a decline in sales Ruggedized product line sales in the current year. Current quarter hardware sales in the QuickLabel segment remained relatively constant with prior year. Consumables sales in the current quarter were $11,769,000, representing an 8.6% increase over prior year’s first quarter consumable sales of $10,838,000. The current quarter increase in consumable sales as compared to the first quarter of the prior year is attributable to a double-digit increase in sales of digital color printer supplies and the label and tag products within the QuickLabel segment.

Service and other revenues of $2,036,000 in the current quarter were up 48.3% from prior year’s first quarter service and other revenues of $1,374,000, primarily due to the increase in repairs and parts revenue during the quarter related to the fiscal 2014 Miltope acquisition.

Current year first quarter gross profit was $9,030,000, representing a 4.6% improvement as compared to prior year’s first quarter gross profit of $8,635,000; however, the Company’s gross profit margin of 40.7% in the current quarter reflects a decrease from the prior year’s first quarter gross profit margin of 41.6%. The higher gross profit for the current quarter as compared to prior year is primarily attributable to higher sales, while the current quarter’s decrease in margin is due to product mix and lower factory absorption.

Operating expenses for the current quarter were $7,582,000, an increase as compared to prior year’s first quarter operating expenses of $6,936,000. Specifically, G&A expenses increased in the first quarter to $1,457,000 as compared to $1,191,000 in the prior year. The increase is due to increases in wages and benefits and professional fees spending. R&D expenses increased 30.9% in the current quarter as compared to the prior year, due to outside R&D design and product testing to accelerate on-going development. The R&D spending level, as a percentage of net sales, for the current quarter is 8.1% as compared to 6.6% for the same period of the prior year. Selling and marketing expenses for the current quarter decreased slightly to $4,329,000 as compared to $4,374,000 in the first quarter of the prior year.

Other income during the first quarter was $234,000 compared to other expense of $121,000 in the first quarter of the previous year. The increase in income was primarily due to the $248,000 of income recognized from a settlement in an escrow account related to the Miltope transaction. In addition, other expense in fiscal 2014 included a $251,000 write-down on the disposition of inventory related to the conclusion and settlement of the Grass Transition Service Agreement. The current quarter increase was slightly tempered by the increase in foreign exchange loss for the current quarter as compared to the same period of the prior year.

The provision for federal, state and foreign taxes for the first quarter of the current year was $471,000 which includes a benefit of $135,000 related to the statute of limitations expiring on a previous uncertain tax position and reflects an effective tax rate of 28.0%. This compares to the prior year’s first quarter tax provision on income of $449,000, which includes a benefit of $100,000 related to the favorable resolution of a previous uncertain tax position and reflected an effective tax rate of 28.5%.

The Company reported net income of $1,211,000 for the first quarter of the current year, generating EPS of $0.16 per diluted share as compared to the prior year’s first quarter net income of $1,129,000 and related $0.14 per diluted share. Return on sales was 5.4% for the first quarter in both fiscal 2016 and fiscal 2015.

Segment Analysis

The Company reports two segments: QuickLabel Systems (QuickLabel) and Test & Measurement (T&M). The Company evaluates segment performance based on the segment profit before corporate and financial administration expenses.

Summarized below are the Net Sales and Segment Operating Profit for each reporting segment:

	Three Months Ended
	Net Sales		Segment Operating Profit
(In thousands)	May 2, 2015	May 3, 2014	May 2, 2015	May 3, 2014
QuickLabel	$15,644	$14,423	$1,977	$2,198
T&M	6,562	6,351	928	692

Total	$22,206	$20,774	2,905	2,890

Corporate Expenses			1,457	1,191

Operating Income			1,448	1,699
Other Expense—Net			234	(121)

Income Before Income Taxes			1,682	1,578
Income Tax Provision			471	449

Net Income			$1,211	$1,129

QuickLabel Systems—QuickLabel

Sales revenues from the QuickLabel product group increased 8.5% with sales of $15,644,000 in the first quarter of the current year as compared to $14,423,000 in the same period of the prior year. The current quarter received a strong contribution from the consumables product line as consumable sales increased 9.3% from the same period in the prior year. The current quarter increase in consumable sales is due to the increased demand for label and tag products as well as digital color printer supplies products, both which have experienced double-digit growth as compared to the prior year. QuickLabel’s current quarter segment operating profit was $1,977,000, reflecting a profit margin of 12.6%, down from prior year’s first quarter segment profit of $2,198,000 and related profit margin of 15.2%. The decrease in QuickLabel’s current year’s segment operating profit and related margin is primarily due to product mix as well as higher manufacturing costs and R&D expenses.

Test & Measurement—T&M

Sales revenues from the T&M products were $6,562,000 for the first quarter of the current fiscal year, representing a 3.3% increase as compared to sales of $6,351,000 for the same period in the prior year. The slight increment is traceable to the increased demand for our high speed data acquisition product lines as well as growth in parts and repairs revenue during the quarter. T&M’s first quarter segment operating profit of $928,000 resulted in a 14.2% profit margin as compared to the prior year’s segment operating profit of $692,000 and related operating margin of 10.9%. The higher segment operating profit and related margin were due to higher sales, and favorable product mix.

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

The Company’s statements of cash flows for the three months ended May 2, 2015 and May 3, 2014 are included on page 6. Net cash flows provided by operating activities were $2,972,000 in the current year compared to cash used of $2,404,000 in the previous year. The increase in operating cash flow for the first three months of the current year as compared to the previous year is related to income tax payments made in the prior year in connection with the gain on the sale of Grass, as well as lower accounts receivable and inventory balances in the current year. The accounts receivables balance decreased to $14,012,000 at the end of the first quarter as compared to $14,107,000 at year-end and the accounts receivable collection cycle remained at 52 days sales outstanding from year end. Inventory declined to $14,488,000 at the end of the first quarter compared to $15,582,000 at year end and inventory days on hand decreased to 101 days on hand at the end of the current quarter from 106 days at year end.

The Company’s cash, cash equivalents and investments at the end of the first quarter totaled $24,652,000 compared to $23,132,000 at year end. The increased cash and investment position at May 2, 2015 resulted from current quarter’s net income and decreases in accounts receivables and inventory, as discussed above. This increase was partially offset by dividends paid of $510,000; restricted cash of $600,000; and cash used to acquire property, plant and equipment of $654,000.

The Company’s backlog increased 20.6% from year-end to $14,537,000 at the end of the current first quarter.

Critical Accounting Policies, Commitments and Certain Other Matters

In the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2015, the Company’s most critical accounting policies and estimates upon which our financial status depends were identified as those relating to revenue recognition, warranty claims, bad debts, inventories, income taxes, long-lived assets, goodwill and share-based compensation. We considered the disclosure requirements of Financial Release (“FR”) 60 (“FR-60”) regarding critical accounting policies and FR-61 regarding liquidity and capital resources, certain trading activities and related party disclosures, and concluded that nothing materially changed during the quarter that would warrant further disclosure under these releases.

Forward-Looking Statements

This Quarterly Report on Form 10-Q may contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are not statements of historical fact, but rather reflect our current expectations concerning future events and results. We generally use the words “believes,” “expects,” “intends,” “plans,” “anticipates,” “likely,” “continues,” “may,” “will,” and similar expressions to identify forward-looking statements. Such forward-looking statements, including those concerning our expectations, involve risks, uncertainties and other factors, some of which are beyond our control, which may cause our actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements. Factors which could cause actual results to differ materially from those anticipated include, but are not limited to (a) general economic, financial and business conditions; (b) declining demand in the test and measurement markets, especially defense and aerospace; (c) competition in the specialty printer industry; (d) ability to develop market acceptance of our products and effective design of customer required features; (e) competition in the data acquisition industry; (f) the impact of changes in foreign currency exchange rates on the results of operations; (g) the ability to successfully integrate acquisitions and realize benefits from divestitures; (h) the business abilities and judgment of personnel and changes in business strategy; (i) the efficacy of research and development investments to develop new products; (j) the launching of significant new products which could result in unanticipated expenses; (k) bankruptcy or other financial problems at major suppliers or customers that could cause disruptions in the Company’s supply chain or difficulty in collecting amounts owed by such customers; (l) and other risks included under “Item 1A-Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended January 31, 2015. We assume no obligation to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by law.

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

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended January 31, 2015, which could materially affect our business, financial condition or future operating results. The risks described in our Annual Report on 10-K are not the only risks that we face, as additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating result as well as adversely affect the value of our common stock.

There have been no material updates to the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2015.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the first quarter of fiscal 2016, the Company made the following repurchases of its common stock:

	Total Number of Shares Repurchased	Average Price paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Be Purchased Under The Plans or Programs
February 1—February 28	—	$—	—	390,000
March 1—March 28	—	$—	—	390,000
March 29—May 2	—	$—	—	390,000

Item 6.	Exhibits

The following exhibits are filed as part of this report on Form 10-Q:

10.1	Senior Executive Short-Term Incentive Plan

10.2	General Manager Employment Contract

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(101)	The following materials from Registrant’s Quarterly Report on Form 10-Q for the period ended May 2, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to the Condensed Consolidated Financial Statements. Filed electronically herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASTRO-MED, INC. (Registrant)

Date: May 29, 2015	By	/s/ Gregory A. Woods
Gregory A. Woods,
President, Chief Executive Officer and Director
(Principal Executive Officer)

	By	/s/ Joseph P. O’Connell
Joseph P. O’Connell
Senior Vice President, Treasurer and Chief Financial Officer
(Principal Financial Officer)