Form 10-Q
period 2015-08-01
ASTRO MED INC /NEW/
filed 2015-09-08
CIK 8146

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 1, 2015

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

Common Stock, $.05 Par Value – 7,316,906 shares

(excluding treasury shares) as of August 28, 2015

ASTRO-MED, INC.

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ASTRO-MED, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, Except Share Data)

	August 1, 2015	January 31, 2015
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$5,056	$7,958
Securities Available for Sale	13,274	15,174
Accounts Receivable, net	15,223	14,107
Inventories	13,937	15,582
Deferred Tax Assets	2,636	2,629
Line of Credit Receivable	150	173
Note Receivable	250	255
Asset Held for Sale	1,900	1,900
Prepaid Expenses and Other Current Assets	3,087	4,140

Total Current Assets	55,513	61,918
PROPERTY, PLANT AND EQUIPMENT	38,080	36,823
Less Accumulated Depreciation	(29,175)	(28,444)

Property, Plant and Equipment, net	8,905	8,379
OTHER ASSETS
Note Receivable	69	256
Intangible Assets, net	6,284	2,698
Goodwill	4,522	991
Other	103	88

Total Other Assets	10,978	4,033

TOTAL ASSETS	$75,396	$74,330

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts Payable	$3,369	$3,155
Accrued Compensation	2,522	3,302
Other Liabilities and Accrued Expenses	2,464	2,343
Deferred Revenue	419	621
Income Taxes Payable	99	148

Total Current Liabilities	8,873	9,569
Deferred Tax Liabilities	72	83
Other Long Term Liabilities	1,072	1,167

TOTAL LIABILITIES	10,017	10,819
SHAREHOLDERS’ EQUITY
Common Stock, $0.05 Par Value, Authorized 13,000,000 shares; Issued 9,576,518 shares and 9,544,864 shares at August 1, 2015 and January 31, 2015, respectively	479	477
Additional Paid-in Capital	44,238	43,600
Retained Earnings	41,091	39,735
Treasury Stock, at Cost, 2,293,606 shares at August 1, 2015 and January 31, 2015	(19,602)	(19,602)
Accumulated Other Comprehensive Loss	(827)	(699)

TOTAL SHAREHOLDERS’ EQUITY	65,379	63,511

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$75,396	$74,330

See Notes to condensed consolidated financial statements (unaudited).

ASTRO-MED, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, Except Per Share Data)

(Unaudited)

	Three Months Ended		Six Months Ended
	August 1, 2015	August 2, 2014	August 1, 2015	August 2, 2014
Net Sales	$23,938	$22,366	$46,144	$43,140
Cost of Sales	14,092	12,777	27,268	24,915

Gross Profit	9,846	9,589	18,876	18,225
Operating Expenses:
Selling and Marketing	4,664	4,503	8,992	8,878
Research and Development	1,565	1,479	3,361	2,850
General and Administrative	1,783	1,443	3,241	2,634

Operating Expenses	8,012	7,425	15,594	14,362

Operating Income, net	1,834	2,164	3,282	3,863
Other Income (Expense)	21	83	254	(38)

Income before Income Taxes	1,855	2,247	3,536	3,825
Income Tax Provision	687	812	1,158	1,261

Net Income	$1,168	$1,435	$2,378	$2,564

Net Income per Common Share—Basic:	$0.16	$0.19	$0.33	$0.34

Net Income per Common Share—Diluted:	$0.16	$0.18	$0.32	$0.33

Weighted Average Number of Common Shares Outstanding:
Basic	7,278	7,704	7,269	7,652
Diluted	7,469	7,916	7,459	7,883

Dividends Declared Per Common Share	$0.07	$0.07	$0.14	$0.14

See Notes to condensed consolidated financial statements (unaudited).

ASTRO-MED, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	August 1, 2015	August 2, 2014	August 1, 2015	August 2, 2014
Net Income	$1,168	$1,435	$2,378	$2,564
Other Comprehensive Income (Loss), Net of Taxes and Reclassification Adjustments:
Foreign Currency Translation Adjustments	(122)	(133)	(113)	(41)
Unrealized Holding Gain (Loss) on Securities Available for Sale	4	1	(15)	(2)

Other Comprehensive Income (Loss)	(118)	(132)	(128)	(43)

Comprehensive Income	$1,050	$1,303	$2,250	$2,521

See Notes to condensed consolidated financial statements (unaudited).

ASTRO-MED, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Six Months Ended
	August 1, 2015	August 2, 2014
Cash Flows from Operating Activities:
Net Income	$2,378	$2,564
Adjustments to Reconcile Net Income to Net Cash Provided (Used) by Operating Activities:
Depreciation and Amortization	946	1,038
Share-Based Compensation	444	259
Deferred Income Tax Provision (Benefit)	(18)	51
Changes in Assets and Liabilities, net of acquisition:
Accounts Receivable	(1,067)	(2,709)
Inventories	1,646	(845)
Income Taxes	863	(1,555)
Accounts Payable and Accrued Expenses	(842)	(191)
Other	(191)	(1,267)

Net Cash Provided (Used) by Operating Activities	4,159	(2,655)
Cash Flows from Investing Activities:
Proceeds from Sales/Maturities of Securities Available for Sale	5,003	7,900
Purchases of Securities Available for Sale	(3,127)	(3,945)
Acquisition of RITEC’s Ruggedized Printer Business	(7,360)	—
Release of Funds Held in Escrow From Sale of Grass	—	1,800
Proceeds Received on Disposition of Grass Inventory	—	2,355
Payments Received on Line of Credit and Note Receivable	208	165
Additions to Property, Plant and Equipment	(1,291)	(874)

Net Cash Provided (Used) by Investing Activities	(6,567)	7,401
Cash Flows from Financing Activities:
Proceeds from Common Shares Issued Under Employee Benefit Plans and Employee Stock Option Plans, Net of Payment of Minimum Tax Withholdings	197	903
Dividends Paid	(1,022)	(1,076)

Net Cash Used by Financing Activities	(825)	(173)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	331	285

Net Increase (Decrease) in Cash and Cash Equivalents	(2,902)	4,858
Cash and Cash Equivalents, Beginning of Period	7,958	8,341

Cash and Cash Equivalents, End of Period	$5,056	$13,199

Supplemental Disclosures of Cash Flow Information:
Cash Paid During the Period for Income Taxes, Net of Refunds	$264	$2,776

See Notes to condensed consolidated financial statements (unaudited).

ASTRO-MED, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(1) Overview

Headquartered in West Warwick, Rhode Island, Astro-Med Inc. designs, develops, manufactures and distributes a broad range of specialty printers and data acquisition and analysis systems. Our products are distributed through our own sales force and authorized dealers in the United States. We also sell to customers outside of the United States primarily through our Company offices in Canada, Mexico, Europe and Southeast Asia as well as with independent dealers and representatives. Astro-Med, Inc. products are sold under the brand names Astro-Med ® Test & Measurement and QuickLabel ® Systems and are employed around the world in a wide range of aerospace, apparel, automotive, avionics, chemical, computer peripherals, communications, distribution, food and beverage, general manufacturing, packaging and transportation applications.

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

(4) Acquisition

On June 19, 2015, Astro-Med completed the acquisition of the ruggedized printer product line for civil and commercial aircraft from Rugged Information Technology Equipment Corporation (RITEC) under the terms of an Asset Purchase Agreement dated June 18, 2015. The products of RITEC consist of rugged printers for use in commercial aircraft sold primarily to aircraft manufacturers, tier one contractors and directly to airlines around the world. Astro-Med’s ruggedized printer product line is part of the Test & Measurement (T&M) product group and is reported as part of the T&M segment. The Company will begin shipment of the RITEC products in the third quarter of the current fiscal year.

The purchase price of the acquisition was $7,360,000 which was funded using available cash and investment securities. Of the $7,360,000 purchase price, $750,000 is being held in escrow for twelve months following the acquisition date to support an indemnity to the Company in the event of any breach in the representations, warranties and covenants of RITEC. The assets acquired consist principally of accounts receivables and certain intangible assets. Acquisition related costs of approximately $90,000 are included in the general and administrative expenses in the Company’s consolidated statements of income for the three and six months ended August 1, 2015. The acquisition was accounted for under the acquisition method in accordance with the guidance provided by FASB ASC 805, “Business Combinations.”

Astro-Med also entered into a Transition Services Agreement, under which RITEC will provide transition services and continue to manufacture products in the acquired product line for approximately six months until the Company transitions the manufacturing to its West Warwick, Rhode Island facility. Upon expiration of the Transition Services Agreement, Astro-Med will purchase any inventory held by RITEC at its book value (net of reserves), which the Company estimates will be approximately $100,000.

Also as part of the Asset Purchase Agreement, Astro-Med entered into a License Agreement, which grants RITEC certain rights to use the intellectual property acquired by the Company in the design, development, marketing, manufacture, sale and servicing of ruggedized printers for aircraft sold to the military end-user market and printers sold to other non-aircraft market segments. RITEC will pay royalties equal to 7.5% of the sales price on all products sold into the military end-user aircraft market during the first five years of the License Agreement.

The purchase price of the acquisition has been allocated on the basis of the fair value as follows:

(In thousands)
Accounts Receivable	$50
Identifiable Intangible Assets	3,780
Goodwill	3,530

Total Purchase Price	$7,360

The fair value of the intangible assets acquired was estimated by applying the income approach. This fair value measurement is based on significant inputs that are not observable in the market and therefore, represent a Level 3 measurement as defined in ASC 820, “Fair Value Measurement and Disclosure.” Key assumptions include (1) a weighted average cost of capital of 15.5%; (2) a range of earnings projections from $110,000-$700,000 and (3) a range of contract renewal probability from 0%-100%.

Goodwill of $3,530,000, which is deductible for tax purposes, represents the excess of the purchase price over the estimated fair value assigned to the tangible and identifiable intangible assets acquired from RITEC. The carrying amount of the goodwill was allocated to the T&M segment of the Company.

The following table reflects the fair value of the acquired identifiable intangible assets and related estimated useful lives:

(In thousands)	Fair Value	Useful Life (Years)
Customer Contract Relationships	$2,830	10
Non-Compete Agreement	950	5

Total	$3,780

Assuming the acquisition of RITEC occurred on February 1, 2014, the impact on net sales, net income and earnings per share would not have been material to the Company for the three and six months ended August 1, 2015 and August 2, 2014.

(5) Net Income Per Common Share

Basic net income per share is calculated by dividing net income by the weighted average number of shares outstanding during the period. Diluted net income per share is calculated by dividing net income by the weighted average number of shares and, if dilutive, common equivalent shares for stock options, unvested restricted stock awards and restricted stock units outstanding during the period. A reconciliation of the shares used in calculating basic and diluted net income per share is as follows:

	Three Months Ended		Six Months Ended
	August 1, 2015	August 2, 2014	August 1, 2015	August 2, 2014
Weighted Average Common Shares Outstanding—Basic	7,278,329	7,703,782	7,268,745	7,652,000
Effect of Dilutive Options, Restricted Stock Awards and Restricted Stock Units	190,934	212,176	190,676	230,706

Weighted Average Common Shares Outstanding—Diluted	7,469,263	7,915,958	7,459,421	7,882,706

For the three and six months ended August 1, 2015 the diluted per share amounts do not reflect common equivalent shares outstanding of 424,100. For the three and six months ended August 2, 2014 the diluted per share amounts do not reflect common equivalent shares outstanding of 150,000. These outstanding common equivalent shares were not included due to their anti-dilutive effect. Anti-dilutive shares consist of those common stock equivalents that have either an exercise price above the average stock price for the period, or the common stock equivalent’s related average unrecognized stock compensation expense is sufficient to “buy back” the entire amount of shares. Restricted stock units which vest based upon achievement of performance targets are excluded from the diluted shares outstanding unless the performance targets have been met as of the end of the reporting period regardless of whether such performance targets are probable of achievement as of the end of the measurement period.

(6) Intangible Assets

Intangible assets are as follows:

	August 1, 2015			January 31, 2015
($ In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Customer Contract Relationships (Miltope)	$3,100	(580)	$2,520	$3,100	$(402)	$2,698
Customer Contract Relationships (RITEC)	2,830	—	2,830	—	—	—
Non-Compete Agreement (RITEC)	950	(16)	934	—	—	—

Intangible assets, net	$6,880	$(596)	$6,284	$3,400	$(702)	$2,698

There were no impairments to intangible assets during the periods ended August 1, 2015 and August 2, 2014. Amortization expense of $105,000 and $175,000 in regards to the above acquired intangibles has been included in the condensed consolidated statement of income for the three months ended August 1, 2015 and August 2, 2014, respectively. Amortization expense of $194,000 and $351,000 in regards to the above acquired intangibles has been included in the condensed consolidated statement of income for the six months ended August 1, 2015 and August 2, 2014, respectively.

Estimated amortization expense for the next five years is as follows:

(In thousands)	Remainder of 2016	2017	2018	2019	2020
Estimated amortization expenses	$305	$715	$774	$769	$802

(7) Share-Based Compensation

Astro-Med has two equity incentive plans – the 2007 Equity Incentive Plan (the “2007 Plan”) and the 2015 Equity Incentive Plan (the “2015 Plan”). Under these plans, the Company may grant incentive stock options, non-qualified stock options, stock appreciation rights, time or performance based restricted stock units (“RSUs”), restricted stock awards (“RSAs”), and other stock-based awards to executives, key employees, directors and other eligible individuals. At August 1, 2015, 107,874 shares were available for grant under the 2007 Plan, of which 100,000 are reserved for stock options that the Company is obligated to issue to its CEO in fiscal years 2017 and 2018 pursuant to an Equity Incentive Award Agreement dated as of November 24, 2014 (the “CEO Equity Incentive Agreement”). The 2007 Plan will expire in May 2017. The 2015 Plan was approved by the Company’s shareholders at the 2015 annual meeting. The 2015 Plan authorizes the issuance of up to 500,000 shares (subject to adjustment for stock dividends and stock splits) and will expire in May 2025. At August 1, 2015, 240,000 shares were available for grant under the 2015 Plan.

Options granted to employees under both Plans vest over four years and expire after ten years. The exercise price of each stock option will be established at the discretion of the Compensation Committee; however, any incentive stock options granted under the 2007 Plan, and all options granted under the 2015 Plan, must be at an exercise price of not less than the fair market value of the Company’s common stock on the date of grant.

In March 2012 (fiscal year 2013), a portion of the Company’s executives’ long-term incentive compensation was awarded in the form of RSUs (“2013 RSUs”). The 2013 RSUs were earned based on the Company achieving specific thresholds of net sales and annual operating income as established under the fiscal 2013 Domestic Management Bonus Plan, and vested fifty percent on the first anniversary of the grant date and fifty percent on the second anniversary of the grant date provided that the grantee was employed on each vesting date by Astro-Med or an affiliate company. All such 2013 RSUs were earned and vested as of March 2014.

In April 2013 (fiscal year 2014), the Company granted options and RSUs to officers (“2014 RSUs”). The 2014 RSUs will be earned and vest as follows: twenty-five percent vest on the third anniversary of the grant date, fifty percent vest upon the Company achieving its cumulative budgeted net sales target for fiscal years 2014 through 2016 (the “Measurement Period”), and twenty-five percent vest upon the Company achieving a target average annual ORONA (operating income return on net assets as calculated under the Domestic Management Bonus Plan) for the Measurement Period. The grantee may not sell, transfer or otherwise dispose of more than fifty percent of the common stock issued upon vesting of the 2014 RSUs until the first anniversary of the vesting date. On February 1, 2014, the Company accelerated the vesting of 4,166 of the 2014 RSUs held by Everett Pizzuti in connection with his retirement. None of the remaining 2014 RSUs, have vested as of August 1, 2015.

In March 2015 (fiscal year 2016), the Company granted 50,000 options and 537 RSAs to its CEO pursuant to the CEO Equity Incentive Agreement, and 35,000 options to other key employees. The options and RSAs vest in four equal annual installments commencing on the first anniversary of the grant date.

In May 2015 (fiscal year 2016), the Company granted an aggregate of 80,000 time-based and 155,000 performance-based RSUs (“2016 RSUs”) to certain officers of the Company. The time-based 2016 RSUs will vest in four equal annual installments commencing on the first anniversary of the grant date. The performance-based 2016 RSUs will vest over three years based upon the increase in net sales, if any, achieved each fiscal year relative to a three-year net sales increase goal. Performance-based 2016 RSUs that are earned based on organic revenue growth will be fully vested when earned, while those earned based on revenue growth via acquisitions will vest annually over a three-year period following the fiscal year in which the revenue growth occurs. Any performance-based 2016 RSUs that have not been earned at the end of the three-year performance period will be forfeited.

Under the Plans, each non-employee director receives an automatic annual grant of ten-year options to purchase 5,000 shares of stock upon the adjournment of each shareholders meeting. Each such option is exercisable at the fair market value of the Company’s common stock as of the grant date, and vests immediately prior to the next succeeding shareholders’ meeting. During the second quarter of fiscal 2016, 25,000 options in total were granted to the non-employee directors. In addition to the automatic option grant, the Company has a Non-Employee Director Annual Compensation Program (the “Program”) which provides that each non-employee director is entitled to an annual cash retainer of $7,000 (the “Annual Cash Retainer”), plus $500 for each Board and committee meeting attended. In addition, the Chairman of the Board also receives an annual retainer of $6,000, and the Chairs of the Audit and Compensation Committees each receive an annual retainer of $4,000 (“Chair Retainer”). The non-employee directors may elect, for any fiscal year, to receive all or a portion of the Annual Cash Retainer and/or Chair Retainer (collectively the “Cash Retainer”) in the form of common stock of the Company, which will be issued under one of the Plans. If a non-employee director elects to receive all or a portion of the Cash Retainer in the form of common stock, such shares shall be issued in four quarterly installments on the first day of each fiscal quarter, and the number of shares of common stock to be issued shall be based on the fair market value of the Company’s common stock on the date such installment is payable. The common stock received in lieu of such Cash Retainer will be fully vested. However, a non-employee director who receives common stock in lieu of all or a portion of the Cash Retainer may not sell, transfer, assign, pledge or otherwise encumber the common stock prior to the first anniversary of the date on which such shares were issuable. In the event of the death or disability of a nonemployee director, or a change in control of the Company, any shares of common stock issued in lieu of such Cash Retainer, shall no longer be subject to such restrictions on transfer. During the first and second quarters of fiscal 2016, 698 and 722 shares, respectively, were awarded to non-employee directors in lieu of the Cash Retainer.

In addition, under the Program, each non-employee director receives RSAs with a value equal to $20,000 (the “Equity Retainer”) upon adjournment of each annual shareholders’ meeting. If a non-employee director is first appointed or elected to the Board of Directors effective on a date other than at the annual shareholders’ meeting, on the date of such appointment or election, the director shall receive a pro rata award of restricted common stock having a value based on the number of days remaining until the next annual meeting. The Equity Retainer will vest on the earlier of 12 months after the grant date or the date immediately prior to the next annual meeting of the shareholders following the meeting at which such RSAs were granted. However, a non-employee director may not sell, transfer, assign, pledge or otherwise encumber the vested common stock prior to the second anniversary of the vesting date. In the event of the death or disability of a non-employee director, or a change in control of the Company, the RSAs shall immediately vest and shall no longer be subject to such restrictions on transfer. During the second quarter of fiscal 2016, 7,115 shares were awarded as the Equity Retainer to the non-employee directors.

We account for compensation cost related to share-based payments based on the estimated fair value of the equity award. We estimate the fair value of each option on the date of grant using the Black-Scholes option-pricing model. Our estimate requires a number of complex and subjective assumptions including our stock price volatility, employee exercise patterns (expected life of the options), the risk-free interest rate and the Company’s expected future dividend yield. The stock price volatility assumption is based on the historical weekly price of our common stock over a period equivalent to the weighted average expected life of our options. Management evaluated whether there were factors during that period which were unusual and would distort the volatility figure if used to estimate future volatility and concluded that there were no such factors. In determining the expected life of the option grants, the Company has observed the actual terms of prior grants with similar characteristics and the actual vesting schedule of the grant and has assessed the expected risk tolerance of different option groups. The risk-free interest rate is based on the actual U.S. Treasury zero coupon rates for bonds matching the expected term of the option as of the option grant date. The dividend assumption is based upon the prior year’s average dividend yield. Reductions in compensation expense associated with forfeited options are estimated at the date of grant, and this estimated forfeiture rate is adjusted periodically based on actual forfeiture experience. Our accounting for share-based compensation for RSUs and RSAs is also based on the fair value method. The fair value of RSUs and RSAs is based on the closing market price of the Company’s common stock on the grant date.

Share-based compensation expense was recognized as follows:

	Three Months Ended		Six Months Ended
	August 1, 2015	August 2, 2014	August 1, 2015	August 2, 2014
(In thousands)
Stock Options	$70	$59	$144	$112
Restricted Stock Awards and Restricted Stock Units	228	67	296	144
Employee Stock Purchase Plan	3	2	4	3

Total	$301	$128	$444	$259

Stock Options

The fair value of stock options granted during the six months ended August 1, 2015 and August 2, 2014 was estimated using the following assumptions:

	August 1, 2015	August 2, 2014
Risk Free Interest Rate	1.6%	1.6%
Expected Volatility	22.7%	26.8%
Expected Life (in years)	5.0	5.0
Dividend Yield	2.0%	2.0%

The weighted average fair value per share for options granted was $2.43 and $2.44 during the first and second quarters of fiscal 2016, respectively, compared to $2.93 and $2.84 during the first and second quarters of fiscal 2015.

Aggregated information regarding stock options granted under the Plans for the six months ended August 1, 2015 is summarized below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Outstanding at January 31, 2015	656,011	$10.01	4.2	$3,225,000
Granted	110,000	13.98
Exercised	(20,979)	8.24
Expired or canceled	(2,093)	7.93
Forfeited	(700)	12.61

Outstanding at August 1, 2015	742,239	$10.65	6.1	$2,396,104

Exercisable at August 1, 2015	475,776	$9.41	4.6	$2,109,647

As of August 1, 2015, there was $577,000 of unrecognized compensation expense related to unvested options, which may be recognized through March 2019.

Restricted Stock Units (RSUs) and Restricted Stock Awards (RSAs)

Aggregated information regarding RSUs and RSAs granted under the Plan for the six months ended August 1, 2015 is summarized below:

	RSAs & RSUs	Weighted Average Grant Date Fair Value
Unvested at January 31, 2015	72,245	$9.70
Granted	244,072	14.05
Vested	(8,665)	13.95
Forfeited	(2,800)	10.07

Unvested at August 1, 2015	304,852	$13.06

As of August 1, 2015, there was $1,658,000 of unrecognized compensation expense related to unvested RSUs and RSAs which may be recognized through May 2019.

Employee Stock Purchase Plan

Astro-Med has an Employee Stock Purchase Plan allowing eligible employees to purchase shares of common stock at a 15% discount from fair value on the date of purchase. A total of 247,500 shares were reserved for issuance under this plan. During the quarters ended August 1, 2015 and August 2, 2014, there were 1,293 and 1,592 shares, respectively, purchased under this plan. As of August 1, 2015, 54,980 shares remain available for purchase under the plan.

(8) Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and include material, labor and manufacturing overhead. The components of inventories are as follows:

	August 1, 2015	January 31, 2015
(In thousands)
Materials and Supplies	$9,962	$10,600
Work-In-Process	816	765
Finished Goods	6,900	7,372

	17,678	18,737
Inventory Reserve	(3,741)	(3,155)

	$13,937	$15,582

(9) Income Taxes

The Company’s effective tax rates for the period, which are based on the projected effective tax rate for the full year, are as follows:

	Three Months Ended	Six Months Ended
Fiscal 2016	37.0%	32.7%
Fiscal 2015	36.1%	33.0%

During the six months ended August 1, 2015, the Company recognized income tax expense of $1,158,000. The effective tax rate in this period was directly impacted by a $135,000 tax benefit related to the statute of limitations expiring on a previously uncertain tax position. During the six months ended August 2, 2014, the Company recognized income tax expense of $1,261,000 which included a tax benefit of $100,000 related to the favorable resolution of a previously uncertain tax position.

As of August 1, 2015, the Company’s cumulative unrecognized tax benefits totaled $643,000 compared to $707,000 as of January 31, 2015. There were no other developments affecting unrecognized tax benefits during the period ended August 1, 2015.

(10) Note Receivable and Line of Credit Issued

On January 30, 2012, the Company completed the sale of its label manufacturing operations in Asheboro, North Carolina to Label Line Ltd. The net sale price of $1,000,000 was received in the form of a promissory note issued by Label Line Ltd. and is secured by a first lien on various collateral, including the Asheboro plant and plant assets. The note bears interest at 3.75% and is payable in sixteen quarterly installments of principal and interest which commenced on January 30, 2013. As of August 1, 2015, $319,000 remains outstanding on this note which approximates its estimated fair value.

The terms of the Asheboro sale also included an agreement for Astro-Med to provide Label Line Ltd. with additional financing in the form of a revolving line of credit in the amount of $600,000. This line of credit is secured by a first lien on various collateral of Label Line Ltd., including the Asheboro plant and plant assets, and bears interest at a rate equal to the United States prime rate plus an additional margin of two percent on the outstanding credit balance. The term of this revolving line of credit has been extended through January 31, 2016. As of August 1, 2015, $150,000 remains outstanding on this revolving line of credit. The estimated fair value of the line of credit approximates its carrying value.

(11) Segment Information

Astro-Med reports two segments: QuickLabel Systems (QuickLabel) and Test & Measurement (T&M). The Company evaluates segment performance based on the segment profit before corporate expenses.

On June 19, 2015, Astro-Med completed the asset purchase of the ruggedized printer product line from RITEC. Astro-Med’s ruggedized printer product line is part of the T&M product group and is reported as part of the T&M segment. The Company will begin shipment of the RITEC products in the third quarter of the current fiscal year. Refer to Note 4, “Acquisition,” for further details.

Summarized below are the Net Sales and Segment Operating Profit for each reporting segment:

	Three Months Ended				Six Months Ended
	Net Sales		Segment Operating Profit		Net Sales		Segment Operating Profit
(In thousands)	August 1, 2015	August 2, 2014	August 1, 2015	August 2, 2014	August 1, 2015	August 2, 2014	August 1, 2015	August 2, 2014
QuickLabel	$17,100	$15,257	$2,720	$2,247	$32,744	$29,680	$4,698	$4,445
T&M	6,838	7,109	897	1,360	13,400	13,460	1,825	2,052

Total	$23,938	$22,366	3,617	3,607	$46,144	$43,140	6,523	6,497

Corporate Expenses			1,783	1,443			3,241	2,634

Operating Income			1,834	2,164			3,282	3,863
Other Income (Expense)—Net			21	83			254	(38)

Income Before Income Taxes			1,855	2,247			3,536	3,825
Income Tax Provision			687	812			1,158	1,261

Net Income			$1,168	$1,435			$2,378	$2,564

(12) Recent Accounting Pronouncements

Inventory

In July 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2015-11, “Inventory (Topic 330).” ASU 2015-11 requires inventory to be measured at the lower of cost and net realizable value instead of at lower of cost or market. This guidance does not apply to inventory that is measured using last-in, first out (LIFO) or the retail inventory method but applies to all other inventory including inventory measured using first-in, first-out (FIFO) or the average cost method. ASU 2015-11 will be effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years (Q1 fiscal 2018 for Astro-Med) and should be applied prospectively. Early adoption is permitted as of the beginning of an interim or annual reporting period. Astro-Med is currently evaluating the effect of this new guidance on the Company’s consolidated financial statements.

Revenue Recognition

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).” ASU 2014-09 completes the joint effort by the FASB and International Accounting Standards Board (IASB) to improve financial reporting by creating common revenue recognition guidance for U.S. GAAP and International Financial Reporting Standards (IFRS). ASU 2014-09 applies to all companies that enter into contracts with customers to transfer goods or services. In July 2015, the FASB modified ASU 2014-09 to be effective for annual reporting periods beginning after December 15, 2017 (Q1 fiscal 2019 for Astro-Med), including interim periods within that reporting period. As modified, the FASB permits the adoption of the new revenue standard early, but not before the annual periods beginning after December 15, 2016. Entities have the choice to apply ASU 2014-09 either retrospectively to each reporting period presented or by recognizing the cumulative effect of applying ASU 2014-09 at the date of initial application and not adjusting comparative information. The Company is currently evaluating the requirements of ASU 2014-09 and has not yet determined its impact on the Company’s consolidated financial statements.

No other new accounting pronouncements, issued or effective during the first six months of the current year, have had or are expected to have a material impact on our consolidated financial statements.

(13) Securities Available for Sale

Pursuant to our investment policy, securities available for sale include state and municipal securities with various contractual or anticipated maturity dates ranging from one to 31 months. Securities available for sale are carried at fair value, with unrealized gains and losses reported as a component of accumulated other comprehensive income (loss) in shareholders’ equity until realized. Realized gains and losses from the sale of available for sale securities, if any, are determined on a specific identification basis. A decline in the fair value of any available for sale security below cost that is determined to be other than temporary will result in a write-down of its carrying amount to fair value. No such impairment charges were recorded for any period presented. All short-term investment securities have original maturities greater than 90 days.

The fair value, amortized cost and gross unrealized gains and losses of securities available for sale are as follows:

(In thousands) August 1, 2015	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
State and Municipal Obligations	$13,273	$10	$(9)	$13,274

January 31, 2015	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
State and Municipal Obligations	$15,150	$26	$(2)	$15,174

(14) Fair Value

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

Assets measured at fair value on a recurring basis are summarized below:

(In thousands) August 1, 2015	Level 1	Level 2	Level 3	Total
Money Market Funds (included in Cash and Cash Equivalents)	$1,363	$—	$—	$1,363
State and Municipal Obligations (included in Securities Available for Sale)	—	13,274	—	13,274

Total	$1,363	$13,274	$—	$14,637

January 31, 2015	Level 1	Level 2	Level 3	Total
Money Market Funds (included in Cash and Cash Equivalents)	$3,028	$—	$—	$3,028
State and Municipal Obligations (included in Securities Available for Sale)	—	15,174	—	15,174

Total	$3,028	$15,174	$—	$18,202

For our money market funds and state and municipal obligations, we utilize the market approach to measure fair value. The market approach is based on using quoted prices for identical or similar assets.

Non-financial assets such as goodwill, intangible assets, and property, plant and equipment are required to be measured at fair value only when impairment loss is recognized. The Company did not record an impairment loss related to these assets during the six month period ended August 1, 2015.

(15) Accumulated Other Comprehensive Loss

The changes in the balance of accumulated other comprehensive income (loss) by component are as follows:

(In thousands)	Foreign Currency Translation Adjustments	Unrealized Holding Gain on Available for Sale Securities	Total
Balance at January 31, 2015	$(714)	$15	$(699)
Other Comprehensive Income (Loss)	(113)	(15)	(128)

Balance at August 1, 2015	$(827)	$—	$(827)

The amounts presented above in other comprehensive income (loss) are net of taxes, except for translation adjustments associated with our German subsidiary.

(16) Commitments and Contingencies

Product Replacement Program

In April 2013, tests conducted by the Company revealed that one of its suppliers had been using a non-conforming part in power supplies for certain models of Astro-Med’s Test & Measurement printers. No malfunctions have been reported by customers as a result of the non-conforming material.

Upon identifying this issue, Astro-Med immediately suspended production of the printers, notified all customers and contacted the supplier who confirmed the problem. Astro-Med is continuing to work with its customers to replace the non-conforming material on existing printers with conforming material. The estimated costs associated with the replacement program were $672,000, which was based upon the number of printers shipped during the period the non-conforming material was used. Those estimated costs were recognized and recorded as a reserve in the first quarter of fiscal 2014. As of August 1, 2015, the Company had expended $358,000 in replacement costs which have been charged against this reserve. The remaining reserve amount of $314,000 is included in Other Accrued Expenses in the accompanying condensed consolidated balance sheet dated August 1, 2015.

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

(17) Line of Credit

The Company has a three-year, $10 million revolving line of credit available for ongoing working capital requirements, business acquisitions or general corporate purposes as needed. Any borrowings made under this line of credit bear interest at either a fluctuating base rate equal to the highest of (i) the Prime Rate, (ii) 1.50% above the daily one month LIBOR, and (iii) the Federal Funds Rate in effect plus 1.50% or at a fixed rate of LIBOR plus an agreed upon margin of between 0% and 2.25%, based on the Company’s funded debt to EBITDA ratio as defined in the agreement. The agreement provides for two financial covenant requirements, namely, Total Funded Debt to Adjusted EBITDA (as defined) of not greater than 3 to 1 and a Fixed Charge Coverage Ratio (as defined) of not less than 1.25 to 1, both measured at the end of each quarter on a rolling four quarter basis. As of August 1, 2015, there have been no borrowings against this line of credit and the Company was in compliance with its financial covenants.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Business Overview

This section should be read in conjunction with Astro-Med’s Condensed Consolidated Financial Statements included elsewhere herein and our Annual Report on Form 10-K for the fiscal year ended January 31, 2015.

Astro-Med is a multi-national enterprise that utilizes its proprietary data visualization technologies to design, develop, manufacture, distribute and service a broad range of products that acquire, store, analyze and present data in multiple formats. The Company organizes its structure around a core set of competencies, including research and development, manufacturing, service, marketing and distribution. It markets and sells its products and services through the following two sales product groups:

•	QuickLabel Systems Product Group (QuickLabel)—offers product identification and label printer hardware, software, servicing contracts, and consumable products.

•	Test and Measurement Product Group (T&M)—offers a suite of products and services that acquire and record visual and electronic signal data from local and networked sensors as well as wired and wireless networks. The recorded data is processed and analyzed and then stored and presented in various visual output formats. The T&M segment also includes a line of Ruggedized airborne printers that are used in the flight deck and in the cabin of military and commercial aircraft to print hard copies of airport approach plans, flight itineraries, weather maps, connecting gate information, and ground communications. Ruggedized products also include Ethernet switches which are used in military aircraft and military vehicles to connect multiple computers or Ethernet devices.

Astro-Med markets and sells its products and services globally through a diverse distribution structure of direct sales personnel, manufacturer’s representatives and authorized dealers that deliver a full complement of branded products and services to customers in our respective markets.

On June 19, 2015, Astro-Med completed the asset purchase of the ruggedized printer product line from RITEC. Astro-Med’s ruggedized printer product line is part of the T&M product group and is reported as part of the T&M segment. The Company will begin shipment of the RITEC products in the third quarter of the current fiscal year. Refer to Note 4, “Acquisition,” for further details

Results of Operations

Three Months Ended August 1, 2015 vs. Three Months Ended August 2, 2014

Net sales by segment and current quarter percentage change over prior year for the three months ended August 1, 2015 and August 2, 2014 were:

(Dollars in thousands)	August 1, 2015	As a % of Net Sales	August 2, 2014	As a % of Net Sales	% Change Over Prior Year
QuickLabel	$17,100	71.4%	$15,257	68.2%	12.1%
T&M	6,838	28.6%	7,109	31.8%	(3.8)%

Total	$23,938	100.0%	$22,366	100.0%	7.0%

Net sales for the second quarter of the current year were $23,938,000, representing a 7.0% increase as compared to the previous year’s second quarter sales of $22,366,000. Sales through the domestic channels for the current quarter were $17,309,000, an increase of 14.1% over the prior year’s second quarter. International sales for the second quarter of the current year were $6,629,000, representing a 7.8% decrease from the previous year. Current year’s second quarter international sales include an unfavorable foreign exchange rate impact of $909,000.

Hardware sales in the current quarter were $8,581,000, a decrease as compared to prior year’s second quarter hardware sales of $9,910,000. Hardware sales were down 10.1% in the T&M product group primarily due to the decrease in the Ruggedized product line sales, due to shipments of orders being postponed. Additionally, data acquisition sales were down due to the delay in the release of a new product. These declines are partially offset by an increase in Dash product line sales for the current quarter. Hardware sales in the current quarter were down 18.7% from the prior year in the QuickLabel product group due to a decline in sales of both monochromatic and other color printers. This decline was slightly offset by an increase in current quarter Kiaro! sales.

Consumables sales in the current quarter were $13,339,000, representing a 22.1% increase over prior year’s second quarter consumable sales of $10,922,000. The current quarter increase in consumable sales as compared to the second quarter of the prior year is attributable to a double-digit increase in sales of digital color printer supplies and the label and tag products within the QuickLabel segment.

Service and other revenues of $2,018,000 in the current quarter were up 31.5% from prior year’s second quarter service and other revenues of $1,534,000, primarily due to the increase in repairs and parts revenue during the quarter related to the fiscal 2014 Miltope acquisition.

Current year second quarter gross profit was $9,846,000, representing a 2.7% improvement as compared to prior year’s second quarter gross profit of $9,589,000; however, the Company’s gross profit margin of 41.1% in the current quarter reflects a decrease from the prior year’s second quarter gross profit margin of 42.9%. The higher gross profit for the current quarter as compared to prior year is primarily attributable to higher sales, while the current quarter’s decrease in margin is due to product mix and higher manufacturing costs.

Operating expenses for the current quarter were $8,012,000, a 7.9% increase as compared to prior year’s second quarter operating expenses of $7,425,000. Specifically, G&A expenses increased in the second quarter to $1,783,000 as compared to $1,443,000 in the prior year primarily due to increases in wages and benefits plus professional fees related to the RITEC acquisition. R&D expenses increased 5.8% in the current quarter as compared to the prior year, due to outside R&D design and product testing to accelerate on-going development, as well as RITEC R&D costs. The R&D spending level, as a percentage of net sales, for the current quarter is 6.5% as compared to 6.6% for the same period of the prior year. Selling and marketing expenses for the current quarter increased slightly to $4,664,000 as compared to $4,504,000 in the second quarter of the prior year due to increases in commissions and trade show expenses.

Other income during the second quarter was $21,000 compared to $83,000 in the second quarter of the previous year. The decrease was primarily due to the increase in foreign exchange loss for the current quarter as compared to the same period of the prior year.

The provision for federal, state and foreign taxes for the second quarter of the current year was $687,000, reflecting an effective tax rate of 37.0%. This compares to the prior year’s second quarter tax provision on income of $812,000, reflecting an effective tax rate of 36.1%.

The Company reported net income of $1,168,000 for the second quarter of the current year, generating EPS of $0.16 per diluted share as compared to the prior year’s second quarter net income of $1,435,000 and related EPS of $0.18 per diluted share. Return on sales was 4.9% for the second quarter fiscal 2016 as compared to 6.4% in the second quarter of fiscal 2015.

Six Months Ended August 1, 2015 vs. Six Months Ended August 2, 2014

Net sales by product group and current quarter percentage change over prior year for the six months ended August 1, 2015 and August 2, 2014 were:

(Dollars in thousands)	August 1, 2015	As a % of Net Sales	August 2, 2014	As a % of Net Sales	% Change Over Prior Year
QuickLabel	$32,744	71.0%	$29,680	68.8%	10.3%
T&M	13,400	29.0%	13,460	31.2%	(0.4)%

Total	$46,144	100.0%	$43,140	100.0%	7.0%

Net sales for the first six months of the current year were $46,144,000, representing a 7.0% increase as compared to the previous year’s sales of $43,140,000. Sales through the domestic channels for the first half of the current year were $33,029,000, an increase of 10.8% over the prior year. International sales for the first six months of the current year were $13,115,000, representing a 1.7% decrease from the previous year. The current year’s first six months international sales include an unfavorable foreign exchange rate impact of $1,862,000.

Hardware sales in the first six months of the current year were $16,982,000, a decrease compared to prior sales of $18,472,000. Current year T&M hardware sales of $10,731,000 decreased 6.9% as compared to prior year sales of $11,532,000 and QuickLabel hardware sales of $6,251,000 in the current year, were lower by 10.0% compared to prior year sales of $6,942,000. The decrease in sales can be attributed to the decline in Ruggedized sales in the T&M group, due to shipments of orders being postponed. Also contributing to the current year sales decrease was the decline in data recorder sales in the T&M group, as well as lower monochromatic and other color printer sales in the QuickLabel product group. These declines in sales were slightly offset by increases in T&M’s Dash product line, as well as an increase in sales of the Kairo! Product line in the QuickLabel product group.

Consumables sales in the first half of the current year were $25,108,000, representing a 15.4% increase over prior year’s first six months sales of $21,760,000. The current year increase in consumable sales is primarily due to the double-digit increase in both label and tag, as well as digital color printer supplies product sales in the QuickLabel segment.

Service and other revenues of $4,054,000 in the first six months of the current year were up 39.4% from prior year’s first six months service and other revenues of $2,908,000, primarily due to the increase in repairs and parts revenue during the current year due to the 2014 Miltope acquisition.

Current year first six months gross profit was $18,876,000, reflecting a 3.6% improvement as compared to prior year’s first six months gross profit of $18,225,000. However, the Company’s gross profit margin of 40.9% in the current year reflects a decrease from the prior year’s first six months gross profit margin of 42.2%. The higher gross profit for the current year as compared to prior year is primarily attributable to increased sales, while the current quarter’s decrease in margin is due to product mix and lower factory absorption.

Operating expenses for the first six months of the fiscal year were $15,594,000, an 8.6% increase as compared to prior year’s first six months operating expenses of $14,362,000. Selling and marketing expenses for the current year of $8,992,000 increased as compared to the previous year’s first six months due to increased commission costs, as well as an increase in targeted marketing and trade show expenditures. G&A expenses increased to $3,241,000 in the first six months of the current year as compared to prior year’s first six months G&A expenses of $2,634,000 primarily due to an increase in wages and benefits, as well as professional fees related to the acquisition of the RITEC business. R&D spending in the first six months of the current year of $3,361,000 increased compared to prior year’s first six months spending of $2,850,000 due primarily to an increase in outside service cost related to the development of new product programs. Current year spending in R&D represents 7.3% of sales as compared to prior year’s first six months level of 6.6%.

First six months operating income of $3,282,000, resulted in an operating profit margin of 7.1%, lower than the prior year’s first six months operating income of $3,863,000 with a related operating margin of 9.0%. Product mix, lower factory absorption and an increase in operating expenses all contributed to the decline in operating income.

Other income during the first six months was $254,000 compared to other expense of $38,000 in the first six months of the previous year. The current year increase was primarily due to the $248,000 of income recognized from a settlement in an escrow account related to the Miltope transaction. Relative to the prior year, other expense in fiscal 2015 included a $251,000 write down on the disposition of inventory related to the conclusion and settlement of the Grass Transition Service Agreement.

The Company recognized a $1,158,000 income tax expense for the first six months of the current fiscal year which includes a $135,000 benefit related to the statute of limitations expiring on a previously uncertain tax position. This compares to the prior year’s first six months income tax expense of $1,261,000 which included a $100,000 benefit related to the favorable resolution of a previously uncertain tax position.

The Company reported net income of $2,378,000 for the first six months of the current year, reflecting a return on sales of 5.2% and generating a EPS of $0.32 per diluted share. On a comparative basis, in the prior year’s first six months, the Company recognized net income of $2,564,000, reflecting a return on sales of 5.9% and an EPS of $0.33 per diluted share.

Segment Analysis

The Company reports two segments: QuickLabel Systems (QuickLabel) and Test & Measurement (T&M). The Company evaluates segment performance based on the segment profit before corporate and financial administration expenses.

Summarized below are the Net Sales and Segment Operating Profit for each reporting segment:

	Three Months Ended				Six Months Ended
	Net Sales		Segment Operating Profit		Net Sales		Segment Operating Profit
(In thousands)	August 1, 2015	August 2, 2014	August 1, 2015	August 2, 2014	August 1, 2015	August 2, 2014	August 1, 2015	August 2, 2014
QuickLabel	$17,100	$15,257	$2,720	$2,247	$32,744	$29,680	$4,698	$4,445
T&M	6,838	7,109	897	1,360	13,400	13,460	1,825	2,052

Total	$23,938	$22,366	3,617	3,607	$46,144	$43,140	6,523	6,497

Corporate Expenses			1,783	1,443			3,241	2,634

Operating Income			1,834	2,164			3,282	3,863
Other Income (Expense)—Net			21	83			254	(38)

Income Before Income Taxes			1,855	2,247			3,536	3,825
Income Tax Provision			687	812			1,158	1,261

Net Income			$1,168	$1,435			$2,378	$2,564

QuickLabel Systems—QuickLabel

Sales revenues from the QuickLabel product group increased 12.1% with sales of $17,100,000 in the second quarter of the current year as compared to $15,257,000 in the same period of the prior year. The current quarter’s sales were affected by the contribution from the QuickLabel’s consumable products line which posted a 22.7% growth rate over the prior year. The current quarter increase in consumable sales is due to the increased demand for label and tag products as well as digital color printer supplies products, both of which have experienced double-digit growth as compared to the prior year. QuickLabel’s quarter segment operating profit was $2,720,000, reflecting a profit margin of 15.9%, a 21.1% increase from prior year’s second quarter segment profit of $2,247,000 and related profit margin of 14.7%. The increase in QuickLabel’s current year’s segment operating profit and related margin is due to higher sales and lower manufacturing costs.

Sales revenues from the QuickLabel product group increased 10.3% for the first six months of the current fiscal year to $32,744,000 as compared to $29,680,000 in the same period of the prior year. The increase in sales is mostly due to the consumables product line which increased 16.1% from the prior year, primarily traceable to the increased demand for the label products, as well as digital color printer supplies product lines. Also contributing to the current year increase were sales of the new Kiaro! printers in the hardware product line. QuickLabel’s current year’s segment operating profit was $4,698,000, reflecting a profit margin of 14.3% as compared to prior year’s segment profit of $4,445,000 and related profit margin of 15.0%. The increase in QuickLabel’s current year’s segment operating profit is primarily due to sales growth, while the lower segment operating margin is due to higher manufacturing costs, product mix and increased R&D spending.

Test & Measurement—T&M

Sales revenues from the T&M products were $6,838,000 for the second quarter of the current fiscal year, representing a 3.8% decrease as compared to sales of $7,109,000 for the same period in the prior year. The decrease is traceable to the timing in sales of the Ruggedized printers, as well as a slight decline in sales in the data acquisition line. The decrease is partially tempered by an increase in sales of the Dash product line, as well as growth in parts and repairs revenue during the quarter. T&M’s second quarter segment operating profit of $897,000 resulted in a 13.1% profit margin as compared to the prior year’s segment operating profit of $1,360,000 and related operating margin of 19.1%. The lower segment operating profit and related margin were due to lower sales and higher operating expenses.

Sales revenues from the T&M product group were $13,400,000 for the first six months of the current fiscal year were slightly lower as compared to sales of $13,460,000 for the same period in the prior year. The decrease is traceable to the decline in sales of Ruggedized printers due to certain aerospace customers postponing shipments to future quarters. However, sales growth in the Dash product line, as well as increases in parts and repairs revenue during the quarter tempered the lower sales volume. T&M’s segment operating profit for the first six months of the current fiscal year was $1,825,000 which resulted in a 13.6% profit margin as compared to the prior year’s segment operating profit of $2,052,000 and related operating margin of 15.2%. The lower segment operating profit and related margin were due to product mix and higher manufacturing and selling costs.

Financial Condition and Liquidity

The Company believes that cash provided by operations will continue to be sufficient to meet operating and capital needs for at least the next twelve months. The Company has a substantial cash and short term marketable securities balance as well as a $10.0 million revolving bank line of credit. Borrowings made under this line of credit bear interest at either a fluctuating base rate equal to the highest of (i) the Prime Rate, (ii) 1.50% above the daily one month LIBOR, and (iii) the Federal Funds Rate in effect plus 1.50% or at a fixed rate of LIBOR plus an agreed upon margin of between 0% and 2.25%, based on the Company’s funded debt to EBITDA ratio as defined in the agreement. As of the filing date of this Quarterly Report on Form 10-Q, there have been no borrowings against this line of credit and the entire line is currently available.

The Company’s statements of cash flows for the six months ended August 1, 2015 and August 2, 2014 are included on page 6. Net cash flows provided by operating activities were $4,159,000 in the current year compared to cash used of $2,655,000 in the previous year. The increase in operating cash flow for the first six months of the current year as compared to the previous year is related to tax payments made in the prior year in connection with the gain on the sale of Grass, as well as lower working capital requirements for the current year. The combination of accounts receivable, inventory, accounts payable and accrued expenses decreased working capital by $263,000 in the current year, compared to a decrease of $3,745,000 in the same period of the prior year. The year over year improvement related to lower inventory on hand, offset slightly by increased sales and a longer account receivable collection cycle, which increased to 54 days sales outstanding compared to 52 days outstanding at year end. Inventory days on hand decreased to 89 days at August 1, 2015 from 106 days at year end.

The Company’s cash, cash equivalents and investments at the end of the second quarter totaled $18,330,000 compared to $23,132,000 at year end. The decreased cash and investment position at August 1, 2015 resulted primarily from the $7,360,000 cash used to purchase the RITEC Ruggedized printer business, as well as dividends paid of $1,022,000, and cash used to acquire property, plant and equipment of $1,291,000.

The Company’s backlog increased 36.2% from year-end to $16,428,000 at August 1, 2015.

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

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended January 31, 2015, which could materially affect our business, financial condition or future operating results. The risks described in our Annual Report on Form 10-K are not the only risks that we face, as additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating result as well as adversely affect the value of our common stock.

There have been no material updates to the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2015.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable

(b)	Not applicable

(c)	During the second quarter of fiscal 2016, the Company made the following repurchases of its common stock:

	Total Number of Shares Repurchased		Average Price paid Per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Be Purchased Under The Plans or Programs
May 3—May 30	—		$—		—	390,000
May 31—June 27	767	(1)	$13.79	(1)	—	390,000
June 28—August 1	—		$—		—	390,000

(1)	An employee of the Company delivered 767 shares of the Company’s common stock to satisfy the exercise price for 1,562 stock options exercised. The shares delivered were valued at an average market value of $13.79 per share and are included with treasury stock in the consolidated balance sheet. This transaction did not impact the number of shares authorized for repurchase under the Company’s current repurchase program.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other Information

None

Item 6.	Exhibits

The following exhibits are filed as part of this report on Form 10-Q:

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(101)	The following materials from Registrant’s Quarterly Report on Form 10-Q for the periods ended August 1, 2015 and August 2, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to the Condensed Consolidated Financial Statements. Filed electronically herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASTRO-MED, INC. (Registrant)

Date: September 8, 2015	By	/s/ Gregory A. Woods
Gregory A. Woods,
President and Chief Executive Officer
(Principal Executive Officer)

	By	/s/ Joseph P. O’Connell
Joseph P. O’Connell
Senior Vice President, Treasurer and Chief Financial Officer
(Principal Financial Officer)