Form 10-Q
period 2015-10-31
ASTRO MED INC /NEW/
filed 2015-12-11
CIK 8146

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2015

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

Common Stock, $.05 Par Value – 7,340,736 shares

(excluding treasury shares) as of December 4, 2015

ASTRO-MED, INC.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

ASTRO-MED, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, Except Share Data)

	October 31, 2015	January 31, 2015
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$11,296	$7,958
Securities Available for Sale	11,159	15,174
Accounts Receivable, net	14,913	14,107
Inventories	15,124	15,582
Deferred Tax Assets	3,425	2,629
Line of Credit Receivable	150	173
Note Receivable	253	255
Asset Held for Sale	—	1,900
Prepaid Expenses and Other Current Assets	3,465	4,140

Total Current Assets	59,785	61,918
PROPERTY, PLANT AND EQUIPMENT	38,951	36,823
Less Accumulated Depreciation	(29,535)	(28,444)

Property, Plant and Equipment, net	9,416	8,379
OTHER ASSETS
Note Receivable	—	256
Intangible Assets, net	6,132	2,698
Goodwill	4,522	991
Other	92	88

Total Other Assets	10,746	4,033

TOTAL ASSETS	$79,947	$74,330

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts Payable	$5,375	$3,155
Accrued Compensation	2,912	3,302
Other Liabilities and Accrued Expenses	2,379	2,343
Deferred Revenue	481	621
Income Taxes Payable	1,056	148

Total Current Liabilities	12,203	9,569
Deferred Tax Liabilities	65	83
Other Long Term Liabilities	1,070	1,167

TOTAL LIABILITIES	13,338	10,819
SHAREHOLDERS’ EQUITY
Common Stock, $0.05 Par Value, Authorized 13,000,000 shares; Issued 9,601,043 shares and 9,544,864 shares at October 31, 2015 and January 31, 2015, respectively	480	477
Additional Paid-in Capital	44,718	43,600
Retained Earnings	41,897	39,735
Treasury Stock, at Cost, 2,297,659 and 2,293,606 shares at October 31, 2015 and January 31, 2015, respectively	(19,658)	(19,602)
Accumulated Other Comprehensive Loss	(828)	(699)

TOTAL SHAREHOLDERS’ EQUITY	66,609	63,511

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$79,947	$74,330

See Notes to condensed consolidated financial statements (unaudited).

ASTRO-MED, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, Except Per Share Data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	October 31, 2015	November 1, 2014	October 31, 2015	November 1, 2014
Net Sales	$24,753	$23,137	$70,897	$66,277
Cost of Sales	14,601	12,985	41,869	37,901

Gross Profit	10,152	10,152	29,028	28,376
Operating Expenses:
Selling and Marketing	4,563	4,606	13,555	13,483
Research and Development	1,839	1,564	5,200	4,414
General and Administrative	1,891	1,407	5,132	4,041

Operating Expenses	8,293	7,577	23,887	21,938

Operating Income, net	1,859	2,575	5,141	6,438
Other Income (Expense)	333	(46)	587	(85)

Income before Income Taxes	2,192	2,529	5,728	6,353
Income Tax Provision	873	974	2,031	2,235

Net Income	$1,319	$1,555	$3,697	$4,118

Net Income per Common Share—Basic	$0.18	$0.20	$0.51	$0.54

Net Income per Common Share—Diluted	$0.18	$0.20	$0.50	$0.52

Weighted Average Number of Common Shares Outstanding:
Basic	7,295	7,730	7,277	7,678
Diluted	7,466	7,926	7,462	7,897
Dividends Declared Per Common Share	$0.07	$0.07	$0.21	$0.21

See Notes to condensed consolidated financial statements (unaudited).

ASTRO-MED, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	October 31, 2015	November 1, 2014	October 31, 2015	November 1, 2014
Net Income	$1,319	$1,555	$3,697	$4,118
Other Comprehensive Loss, Net of Taxes and Reclassification Adjustments:
Foreign Currency Translation Adjustments	(7)	(307)	(120)	(348)
Unrealized Holding Gain (Loss) on Securities Available for Sale	6	(6)	(9)	(8)

Other Comprehensive Loss	(1)	(313)	(129)	(356)

Comprehensive Income	$1,318	$1,242	$3,568	$3,762

See Notes to condensed consolidated financial statements (unaudited).

ASTRO-MED, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Nine Months Ended
	October 31, 2015	November 1, 2014
Cash Flows from Operating Activities:
Net Income	$3,697	$4,118
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	1,467	1,541
Share-Based Compensation	834	381
Deferred Income Tax Benefit	(814)	(23)
Changes in Assets and Liabilities, Net of Acquisition:
Accounts Receivable	(756)	(2,400)
Inventories	457	(1,245)
Income Taxes	2,101	(1,349)
Accounts Payable and Accrued Expenses	1,856	1,984
Other	(597)	(1,004)

Net Cash Provided by Operating Activities	8,245	2,003
Cash Flows from Investing Activities:
Proceeds from Sales/Maturities of Securities Available for Sale	7,693	10,585
Purchases of Securities Available for Sale	(3,692)	(9,462)
Acquisition of RITEC’s Ruggedized Printer Business	(7,360)	—
Net Proceeds Received for Sale of Asset Held for Sale	1,698	—
Release of Funds Held in Escrow From Sale of Grass	—	1,800
Proceeds Received on Disposition of Grass Inventory	—	2,355
Payments Received on Line of Credit and Note Receivable	270	248
Additions to Property, Plant and Equipment	(2,173)	(1,719)

Net Cash Provided (Used) by Investing Activities	(3,564)	3,807
Cash Flows from Financing Activities:
Proceeds from Common Shares Issued Under Employee Benefit Plans and Employee Stock Option Plans, Net of Payment of Minimum Tax Withholdings	231	959
Dividends Paid	(1,534)	(1,619)

Net Cash Used by Financing Activities	(1,303)	(660)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(40)	(219)

Net Increase in Cash and Cash Equivalents	3,338	4,931
Cash and Cash Equivalents, Beginning of Period	7,958	8,341

Cash and Cash Equivalents, End of Period	$11,296	$13,272

Supplemental Disclosures of Cash Flow Information:
Cash Paid During the Period for Income Taxes, Net of Refunds	$711	$3,602

See Notes to condensed consolidated financial statements (unaudited).

ASTRO-MED, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(1) Overview

Headquartered in West Warwick, Rhode Island, Astro-Med Inc. designs, develops, manufactures and distributes a broad range of specialty printers and data acquisition and analysis systems. Our products are distributed through our own sales force and authorized dealers in the United States. We also sell to customers outside of the United States primarily through our Company offices in Canada, Mexico, Europe and Southeast Asia as well as with independent dealers and representatives. Astro-Med’s products are employed around the world in a wide range of aerospace, apparel, automotive, avionics, chemical, computer peripherals, communications, distribution, food and beverage, general manufacturing, packaging and transportation applications.

On September 25, 2015, the Company announced it will begin doing business as AstroNova on a worldwide basis. The name change is part of our plan to modernize the Company and effectively communicate our strategy. The AstroNova name and brand emphasizes our traditional strengths in aerospace and acknowledges our expanding presence in test and measurement, product identification and other new areas where we can apply our data visualization technology. Astro-Med’s Ruggedized products and Test and Measurement business will adopt the AstroNova brand. QuickLabel Systems products will continue to go to market under the QuickLabel® brand.

The Company has filed for trademark protection of the AstroNova name and logo in the United States and other countries.

The Company will continue to trade on NASDAQ stock exchange under its official name, Astro-Med, Inc., using its present ticker symbol, ALOT.

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

(4) Acquisition

On June 19, 2015, Astro-Med completed the acquisition of the ruggedized printer product line for civil and commercial aircraft from Rugged Information Technology Equipment Corporation (RITEC) under the terms of an Asset Purchase Agreement dated June 18, 2015. The products of RITEC consist of rugged printers for use in commercial aircraft sold primarily to aircraft manufacturers, tier one contractors and directly to airlines around the world. Astro-Med’s ruggedized printer product line is part of the Test & Measurement (T&M) product group and is reported as part of the T&M segment. The Company began shipment of RITEC products in the third quarter of the current fiscal year.

The purchase price of the acquisition was $7,360,000 which was funded using available cash and investment securities. Of the $7,360,000 purchase price, $750,000 is being held in escrow for twelve months following the acquisition date to support an indemnity to the Company in the event of any breach in the representations, warranties and covenants of RITEC. The assets acquired consist principally of accounts receivables and certain intangible assets. Acquisition related costs of approximately $18,000 and $107,000 are included in the general and administrative expenses in the Company’s consolidated statements of income for the three and nine months ended October 31, 2015, respectively. The acquisition was accounted for under the acquisition method in accordance with the guidance provided by FASB ASC 805, “Business Combinations.”

Astro-Med also entered into a Transition Services Agreement, under which RITEC will provide transition services and continue to manufacture products in the acquired product line for approximately six months after the date of purchase until the Company transitions the manufacturing to its West Warwick, Rhode Island facility. Upon expiration of the Transition Services Agreement, Astro-Med will purchase any inventory held by RITEC at its book value (net of reserves), which the Company estimates will be approximately $100,000.

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

The purchase price of the acquisition has been allocated on the basis of fair value as follows:

(In thousands)
Accounts Receivable	$50
Identifiable Intangible Assets	3,780
Goodwill	3,530

Total Purchase Price	$7,360

The fair value of the identifiable intangible assets acquired was estimated by applying the income approach. This fair value measurement is based on significant inputs that are not observable in the market and therefore, represent a Level 3 measurement as defined in ASC 820, “Fair Value Measurement and Disclosure.” Key assumptions include (1) a weighted average cost of capital of 15.5%; (2) a range of earnings projections from $110,000-$700,000 and (3) a range of contract renewal probability from 0%-100%.

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

Assuming the acquisition of RITEC occurred on February 1, 2014, the impact on net sales, net income and earnings per share would not have been material to the Company for the three and nine months ended October 31, 2015 and November 1, 2014.

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

	Three Months Ended		Nine Months Ended
	October 31, 2015	November 1, 2014	October 31, 2015	November 1, 2014
Weighted Average Common Shares Outstanding—Basic	7,294,595	7,729,530	7,277,356	7,677,751
Effect of Dilutive Options, Restricted Stock Awards and Restricted Stock Units	171,557	196,620	185,058	219,310

Weighted Average Common Shares Outstanding—Diluted	7,466,152	7,926,150	7,462,414	7,897,061

For the three and nine months ended October 31, 2015 the diluted per share amounts do not reflect common equivalent shares outstanding of 449,100 and 424,100, respectively. For the three and nine months ended November 1, 2014 the diluted per share amounts do not reflect common equivalent shares outstanding of 155,000. These outstanding common equivalent shares were not included due to their anti-dilutive effect. Anti-dilutive shares consist of those common stock equivalents that have either an exercise price above the average stock price for the period, or the common stock equivalent’s related average unrecognized stock compensation expense is sufficient to “buy back” the entire amount of shares. Restricted stock units which vest based upon achievement of performance targets are excluded from the diluted shares outstanding unless the performance targets have been met as of the end of the reporting period regardless of whether such performance targets are probable of achievement as of the end of the measurement period.

(6) Intangible Assets

Intangible assets are as follows:

	October 31, 2015			January 31, 2015
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Customer Contract Relationships (Miltope)	$3,100	$(669)	$2,431	$3,100	$(402)	$2,698
Customer Contract Relationships (RITEC)	2,830	(16)	2,814	—	—	—
Non-Compete Agreement (RITEC)	950	(63)	887	—	—	—

Intangible assets, net	$6,880	$(748)	$6,132	$3,100	$(402)	$2,698

There were no impairments to intangible assets during the periods ended October 31, 2015 and November 1, 2014. Amortization expense of $152,000 and $175,000 in regards to the above acquired intangibles has been included in the condensed consolidated statement of income for the three months ended October 31, 2015 and November 1, 2014, respectively. Amortization expense of $347,000 and $526,000 in regards to the above acquired intangibles has been included in the condensed consolidated statement of income for the nine months ended October 31, 2015 and November 1, 2014, respectively.

Estimated amortization expense for the next five years is as follows:

(In thousands)	Remainder of 2016	2017	2018	2019	2020
Estimated amortization expense	$152	$715	$774	$769	$802

(7) Share-Based Compensation

Astro-Med has two equity incentive plans – the 2007 Equity Incentive Plan (the “2007 Plan”) and the 2015 Equity Incentive Plan (the “2015 Plan”). Under these plans, the Company may grant incentive stock options, non-qualified stock options, stock appreciation rights, time or performance based restricted stock units (“RSUs”), restricted stock awards (“RSAs”), and other stock-based awards to executives, key employees, directors and other eligible individuals. At October 31, 2015, 107,122 shares were available for grant under the 2007 Plan, of which 100,000 are reserved for stock options that the Company is obligated to issue to its CEO in fiscal years 2017 and 2018 pursuant to an Equity Incentive Award Agreement dated as of November 24, 2014 (the “CEO Equity Incentive Agreement”). The 2007 Plan will expire in May 2017. The 2015 Plan was approved by the Company’s shareholders at the 2015 annual meeting. The 2015 Plan authorizes the issuance of up to 500,000 shares (subject to adjustment for stock dividends and stock splits) and will expire in May 2025. At October 31, 2015, 240,000 shares were available for grant under the 2015 Plan.

Options granted to date to employees under both Plans vest over four years and expire after ten years. The exercise price of each stock option is established at the discretion of the Compensation Committee; however, any incentive stock options granted under the 2007 Plan, and all options granted under the 2015 Plan, must be at an exercise price of not less than the fair market value of the Company’s common stock on the date of grant.

Under the Plans, each non-employee director receives an automatic annual grant of ten-year options to purchase 5,000 shares of stock upon the adjournment of each shareholders meeting. Each such option is exercisable at the fair market value of the Company’s common stock as of the grant date, and vests immediately prior to the next succeeding shareholders’ meeting. During the second quarter of fiscal 2016, 25,000 options in total were granted to the non-employee directors. In addition to the automatic option grant, the Company has a Non-Employee Director Annual Compensation Program (the “Program”) which provides that each non-employee director is entitled to an annual cash retainer of $7,000 (the “Annual Cash Retainer”), plus $500 for each Board and committee meeting attended. In addition, the Chairman of the Board also receives an annual retainer of $6,000, and the Chairs of the Audit and Compensation Committees each receive an annual retainer of $4,000 (“Chair Retainer”). The non-employee directors may elect, for any fiscal year, to receive all or a portion of the Annual Cash Retainer and/or Chair Retainer (collectively the “Cash Retainer”) in the form of common stock of the Company, which will be issued under one of the Plans. If a non-employee director elects to receive all or a portion of the Cash Retainer in the form of common stock, such shares shall be issued in four quarterly installments on the first day of each fiscal quarter, and the number of shares of common stock to be issued shall be based on the fair market value of the Company’s common stock on the date such installment is payable. The common stock received in lieu of such Cash Retainer is fully vested upon issuance. However, a non-employee director who receives common stock in lieu of all or a portion of the Cash Retainer may not sell, transfer, assign, pledge or otherwise encumber the common stock prior to the first anniversary of the date on which such shares were issuable. In the event of the death or disability of a non-employee director, or a change in control of the Company, any shares of common stock issued in lieu of the Cash Retainer, shall no longer be subject to such restrictions on transfer. During the first, second and third quarters of fiscal 2016, 698, 722 and 752 shares, respectively, were awarded to non-employee directors in lieu of the Cash Retainer.

In addition, under the Program, each non-employee director receives RSAs with a value equal to $20,000 (the “Equity Retainer”) upon adjournment of each annual shareholders’ meeting. If a non-employee director is first appointed or elected to the Board of Directors effective on a date other than the annual shareholders’ meeting, on the date of such appointment or election the director shall receive a pro rata award of restricted common stock having a value based on the number of days remaining until the next annual meeting. The Equity Retainer will vest on the earlier of 12 months after the grant date or the date immediately prior to the next annual meeting of the shareholders following the meeting at which such RSAs were granted. However, a non-employee director may not sell, transfer, assign, pledge or otherwise encumber the vested common stock prior to the second anniversary of the vesting date. In the event of the death or disability of a non-employee director, or a change in control of the Company, the RSAs shall immediately vest and shall no longer be subject to such restrictions on transfer.

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

In April 2013 (fiscal year 2014), the Company granted options and RSUs to officers (“2014 RSUs”). The 2014 RSUs will be earned and vest as follows: twenty-five percent vest on the third anniversary of the grant date, fifty percent vest upon the Company achieving its cumulative budgeted net sales target for fiscal years 2014 through 2016 (the “Measurement Period”), and twenty-five percent vest upon the Company achieving a target average annual ORONA (operating income return on net assets as calculated under the Domestic Management Bonus Plan) for the Measurement Period. The grantee may not sell, transfer or otherwise dispose of more than fifty percent of the common stock issued upon vesting of the 2014 RSUs until the first anniversary of the vesting date. On February 1, 2014, the Company accelerated the vesting of 4,166 of the 2014 RSUs held by Everett Pizzuti in connection with his retirement. None of the remaining 2014 RSUs, have vested as of October 31, 2015.

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

Share-based compensation expense was recognized as follows:

	Three Months Ended		Nine Months Ended
	October 31, 2015	November 1, 2014	October 31, 2015	November 1, 2014
(In thousands)
Stock Options	$69	$62	$212	$174
Restricted Stock Awards and Restricted Stock Units	318	58	614	202
Employee Stock Purchase Plan	4	2	8	5

Total	$391	$122	$834	$381

Stock Options

The fair value of stock options granted during the nine months ended October 31, 2015 and November 1, 2014 was estimated using the following assumptions:

	October 31, 2015	November 1, 2014
Risk Free Interest Rate	1.6%	1.6%
Expected Volatility	22.7%	26.8%
Expected Life (in years)	5.0	5.0
Dividend Yield	2.0%	2.0%

The weighted average fair value per share for options granted during the nine months ended October 31, 2015 was $2.43, compared to $2.87 during the nine months ended November 1, 2014.

Aggregated information regarding stock options granted under the Plans for the nine months ended October 31, 2015 is summarized below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Outstanding at January 31, 2015	656,011	$10.01	4.2	$3,225,000
Granted	110,000	$13.98
Exercised	(30,482)	$7.95
Expired or canceled	(2,093)	$7.93
Forfeited	(700)	$12.61

Outstanding at October 31, 2015	732,736	$10.70	5.9	$2,176,189

Exercisable at October 31, 2015	480,023	$9.42	4.5	$1,980,934

As of October 31, 2015, there was $508,000 of unrecognized compensation expense related to unvested options, which may be recognized through March 2019.

Restricted Stock Units (RSUs) and Restricted Stock Awards (RSAs)

Aggregated information regarding RSUs and RSAs granted under the Plan for the nine months ended October 31, 2015 is summarized below:

	RSAs & RSUs	Weighted Average Grant Date Fair Value
Unvested at January 31, 2015	72,245	$9.70
Granted	244,824	$14.05
Vested	(21,917)	$10.51
Forfeited	(2,800)	$10.07

Unvested at October 31, 2015	292,352	$13.28

As of October 31, 2015, there was $1,531,000 of unrecognized compensation expense related to unvested RSUs and RSAs which may be recognized through May 2019.

Employee Stock Purchase Plan

Astro-Med has an Employee Stock Purchase Plan allowing eligible employees to purchase shares of common stock at a 15% discount from fair value on the date of purchase. A total of 247,500 shares were reserved for issuance under this plan. During the nine months ended October 31, 2015 and November 1, 2014, there were 3,795 and 2,464 shares, respectively, purchased under this plan. As of October 31, 2015, 53,210 shares remain available for purchase under the plan.

(8) Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and include material, labor and manufacturing overhead. The components of inventories are as follows:

(In thousands)	October 31, 2015	January 31, 2015
Materials and Supplies	$9,945	$10,600
Work-In-Process	627	765
Finished Goods	8,404	7,372

	18,976	18,737
Inventory Reserve	(3,852)	(3,155)

	$15,124	$15,582

(9) Income Taxes

The Company’s effective tax rates for the period, which are based on the projected effective tax rate for the full year, are as follows:

	Three Months Ended	Nine Months Ended
Fiscal 2016	39.8%	35.5%
Fiscal 2015	38.5%	35.2%

During the three months ended October 31, 2015, the Company recognized an income tax expense of approximately $873,000. The effective tax rate in this quarter was directly impacted by a $65,000 tax expense due to the change in estimate relating to prior year’s federal taxes. During the three months ended November 1, 2014, the Company recognized an income tax expense of approximately $974,000. The effective tax rate in this quarter was directly impacted by an $80,000 tax expense related to the change in estimate relating to prior year’s state taxes and offset by a tax benefit of $41,000 related to the favorable resolution of a previously uncertain tax position.

During the nine months ended October 31, 2015, the Company recognized income tax expense of $2,031,000. The effective tax rate in this period was directly impacted by a $135,000 tax benefit related to the statute of limitations expiring on a previously uncertain tax position and a $65,000 tax expense due to the change in estimate relating to prior year’s federal taxes. During the nine months ended November 1, 2014, the Company recognized income tax expense of $2,235,000 which was directly impacted by an $80,000 tax expense due to the change in estimate related to prior year’s state taxes, offset by a tax benefit of $141,000 related to the favorable resolution of a previously uncertain tax position.

As of October 31, 2015, the Company’s cumulative unrecognized tax benefits totaled $653,000 compared to $707,000 as of January 31, 2015. There were no other developments affecting unrecognized tax benefits during the period ended October 31, 2015.

(10) Note Receivable and Line of Credit Issued

On January 30, 2012, the Company completed the sale of its label manufacturing operations in Asheboro, North Carolina to Label Line Ltd. The net sale price of $1,000,000 was received in the form of a promissory note issued by Label Line Ltd. and is secured by a first lien on various collateral, including the Asheboro plant and plant assets. The note bears interest at the rate of 3.75% per annum and is payable in sixteen quarterly installments of principal and interest which commenced on January 30, 2013. As of October 31, 2015, $253,000 remains outstanding on this note which approximates its estimated fair value.

The terms of the Asheboro sale also included an agreement for Astro-Med to provide Label Line Ltd. with additional financing in the form of a revolving line of credit in the amount of $600,000. This line of credit is secured by a first lien on various collateral of Label Line Ltd., including the Asheboro plant and plant assets, and bears interest at a rate equal to the United States prime rate plus an additional margin of two percent on the outstanding credit balance. The term of this revolving line of credit has been extended through January 31, 2016. As of October 31, 2015, $150,000 remains outstanding on this revolving line of credit. The estimated fair value of the line of credit approximates its carrying value.

(11) Segment Information

Astro-Med reports two segments: QuickLabel Systems (QuickLabel) and Test & Measurement (T&M). The Company evaluates segment performance based on the segment profit before corporate expenses.

On June 19, 2015, Astro-Med completed the asset purchase of the ruggedized printer product line from RITEC. Astro-Med’s ruggedized printer product line is part of the T&M product group and is reported as part of the T&M segment. The Company began shipments of the RITEC products in the third quarter of the current fiscal year. Refer to Note 4, “Acquisition,” for further details.

Summarized below are the Net Sales and Segment Operating Profit for each reporting segment:

	Three Months Ended				Nine Months Ended
	Net Sales		Segment Operating Profit		Net Sales		Segment Operating Profit
(In thousands)	October 31, 2015	November 1, 2014	October 31, 2015	November 1, 2014	October 31, 2015	November 1, 2014	October 31, 2015	November 1, 2014
QuickLabel	$17,744	$15,252	$2,901	$1,959	$50,487	$44,931	$7,599	$6,405
T&M	7,009	7,885	849	2,023	20,410	21,346	2,674	4,074

Total	$24,753	$23,137	3,750	3,982	$70,897	$66,277	10,273	10,479

Corporate Expenses			1,891	1,407			5,132	4,041

Operating Income			1,859	2,575			5,141	6,438
Other Income (Expense)—Net			333	(46)			587	(85)

Income Before Income Taxes			2,192	2,529			5,728	6,353
Income Tax Provision			873	974			2,031	2,235

Net Income			$1,319	$1,555			$3,697	$4,118

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

(13) Securities Available for Sale

Pursuant to our investment policy, securities available for sale include state and municipal securities with various contractual or anticipated maturity dates ranging from one to 27 months. Securities available for sale are carried at fair value, with unrealized gains and losses reported as a component of accumulated other comprehensive income (loss) in shareholders’ equity until realized. Realized gains and losses from the sale of available for sale securities, if any, are determined on a specific identification basis. A decline in the fair value of any available for sale security below cost that is determined to be other than temporary will result in a write-down of its carrying amount to fair value. No such impairment charges were recorded for any period presented. All short-term investment securities have original maturities greater than 90 days.

The fair value, amortized cost and gross unrealized gains and losses of securities available for sale are as follows:

(In thousands) October 31, 2015	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
State and Municipal Obligations	$11,148	$14	$(3)	$11,159

January 31, 2015	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
State and Municipal Obligations	$15,150	$26	$(2)	$15,174

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

Cash and cash equivalents, accounts receivable, accounts payable, accrued compensation and other expenses and income tax payable are reflected in the condensed consolidated balance sheet at carrying value, which approximates fair value due to the short term nature of the these instruments.

Assets measured at fair value on a recurring basis are summarized below:

(In thousands) October 31, 2015	Level 1	Level 2	Level 3	Total
Money Market Funds (included in Cash and Cash Equivalents)	$3,560	$—	$—	$3,560
State and Municipal Obligations (included in Securities Available for Sale)	—	11,159	—	11,159

Total	$3,560	$11,159	$—	$14,719

January 31, 2015	Level 1	Level 2	Level 3	Total
Money Market Funds (included in Cash and Cash Equivalents)	$3,028	$—	$—	$3,028
State and Municipal Obligations (included in Securities Available for Sale)	—	15,174	—	15,174

Total	$3,028	$15,174	$—	$18,202

For our money market funds and state and municipal obligations, we utilize the market approach to measure fair value. The market approach is based on using quoted prices for identical or similar assets.

Non-financial assets such as goodwill, intangible assets, and property, plant and equipment are required to be measured at fair value only when impairment loss is recognized. The Company did not record an impairment loss related to these assets during the nine month periods ended October 31, 2015 and November 1, 2014.

(15) Accumulated Other Comprehensive Loss

The changes in the balance of accumulated other comprehensive loss by component are as follows:

(In thousands)	Foreign Currency Translation Adjustments	Unrealized Holding Gain on Available for Sale Securities	Total
Balance at January 31, 2015	$(714)	$15	$(699)
Other Comprehensive Loss	(120)	(9)	(129)

Balance at October 31, 2015	$(834)	$6	$(828)

The amounts presented above in other comprehensive loss are net of taxes, except for translation adjustments associated with our German subsidiary.

(16) Commitments and Contingencies

Product Replacement Program

In April 2013, tests conducted by the Company revealed that one of its suppliers had been using a non-conforming part in power supplies for certain models of Astro-Med’s Test & Measurement printers. No malfunctions have been reported by customers as a result of the non-conforming material.

Upon identifying this issue, Astro-Med immediately suspended production of the printers, notified all customers and contacted the supplier who confirmed the problem. Astro-Med is continuing to work with its customers to replace the non-conforming material on existing printers with conforming material. The estimated costs associated with the replacement program were $672,000, which was based upon the number of printers shipped during the period the non-conforming material was used. Those estimated costs were recognized and recorded as a reserve in the first quarter of fiscal 2014. As of October 31, 2015, the Company had expended $381,000 in replacement costs which have been charged against this reserve. The remaining reserve amount of $291,000 is included in Other Accrued Expenses in the accompanying condensed consolidated balance sheet dated October 31, 2015.

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

(17) Line of Credit

The Company has a three-year, $10 million revolving line of credit available for ongoing working capital requirements, business acquisitions or general corporate purposes as needed. Any borrowings made under this line of credit bear interest at either a fluctuating base rate equal to the highest of (i) the Prime Rate, (ii) 1.50% above the daily one month LIBOR, and (iii) the Federal Funds Rate in effect plus 1.50% or at a fixed rate of LIBOR plus an agreed upon margin of between 0% and 2.25%, based on the Company’s funded debt to EBITDA ratio as defined in the agreement. The agreement provides for two financial covenant requirements, namely, Total Funded Debt to Adjusted EBITDA (as defined) of not greater than 3 to 1 and a Fixed Charge Coverage Ratio (as defined) of not less than 1.25 to 1, both measured at the end of each quarter on a rolling four quarter basis. As of October 31, 2015, there have been no borrowings against this line of credit and the Company was in compliance with its financial covenants.

(18) Sale of Asset Held for Sale

On October 29, 2015, the Company completed the sale of its former Grass Facility located in Rockland, Massachusetts for $1,800,000 in cash. The net cash proceeds received of $1,698,000 reflect closing costs and broker fees previously accrued. After considering reserved amounts, the net loss on the sale of $3,000 was recognized in the consolidated income statement for the three and nine month periods ended October 31, 2015.

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

On September 25, 2015, the Company announced it will begin doing business as AstroNova on a worldwide basis. The name change is part of the plan to modernize the Company and effectively communicate its strategy. The AstroNova name and brand emphasizes the Company’s traditional strengths in aerospace and acknowledges its expanding presence in test & measurement, product identification and other new areas where its data visualization technology can apply. Astro-Med’s Aerospace (Ruggedized) products and Test and Measurement business will adopt the AstroNova brand. QuickLabel Systems products will continue to go to market under the QuickLabel® brand.

On June 19, 2015, Astro-Med completed the asset purchase of the ruggedized printer product line from RITEC. Astro-Med’s ruggedized printer product line is part of the T&M product group and is reported as part of the T&M segment. The Company began shipments of the RITEC products in the third quarter of the current fiscal year. Refer to Note 4, “Acquisition,” for further details

Results of Operations

Three Months Ended October 31, 2015 vs. Three Months Ended November 1, 2014

Net sales by segment and current quarter percentage change over prior year for the three months ended October 31, 2015 and November 1, 2014 were:

(Dollars in thousands)	October 31, 2015	As a % of Net Sales	November 1, 2014	As a % of Net Sales	% Change Over Prior Year
QuickLabel	$17,744	71.7%	$15,252	65.9%	16.3%
T&M	7,009	28.3%	7,885	34.1%	(11.1)%

Total	$24,753	100.0%	$23,137	100.0%	7.0%

Net sales for the third quarter of the current year were $24,753,000, representing a 7.0% increase as compared to the previous year’s third quarter sales of $23,137,000. Sales through the domestic channels for the current quarter were $17,853,000, an increase of 8.0% over the prior year’s third quarter. International sales for the third quarter of the current year were $6,900,000, representing a 4.4% increase from the previous year. Current year’s third quarter international sales include an unfavorable foreign exchange rate impact of $694,000.

Hardware sales in the current quarter were $8,710,000, a decrease as compared to prior year’s third quarter hardware sales of $10,603,000. Hardware sales were down 18.3% in the T&M product group primarily due to the decrease in the Aerospace product line sales, due to shipments of orders being deferred to later quarters. Additionally, data acquisition sales in the T&M product group were down due to the delay in the release of a new product. Hardware sales in the current quarter were down 17.1% from the prior year in the QuickLabel product group due to a decline in sales of both monochromatic and other color printers. This decline was slightly offset by an increase in current quarter Kiaro! sales.

Consumables sales in the current quarter were $13,897,000, representing a 26.6% increase over prior year’s third quarter consumable sales of $10,979,000. The current quarter increase in consumable sales as compared to the third quarter of the prior year is attributable to strong growth in sales of digital color printer supplies and label and tag products in the QuickLabel segment for the Kiaro! printer.

Service and other revenues of $2,146,000 in the current quarter were up 38.0% from prior year’s third quarter service and other revenues of $1,555,000, primarily due to the increase in repairs and parts revenue during the quarter related to the fiscal 2014 Miltope acquisition.

Current year third quarter gross profit was $10,152,000, representing no change as compared to prior year’s third quarter gross profit; however, the Company’s gross profit margin of 41.0% in the current quarter reflects a decrease from the prior year’s third quarter gross profit margin of 43.9%. The current quarter’s decrease in margin is related to lower factory absorption and product integration.

Operating expenses for the current quarter were $8,293,000, a 9.4% increase as compared to prior year’s third quarter operating expenses of $7,577,000. Specifically, G&A expenses increased in the third quarter to $1,891,000 as compared to $1,407,000 in the prior year primarily due to increases in stock-based compensation. Also contributing to the G&A increase were professional fees related to the Company’s name change and rebranding initiative, as well as professional fees incurred due to the RITEC acquisition. R&D expenses increased 17.6% in the current quarter as compared to the prior year, due to outside R&D design and product testing to accelerate on-going development, as well as RITEC transitional R&D costs. The R&D spending level, as a percentage of net sales, for the current quarter is 7.4% as compared to 6.8% for the same period of the prior year. Selling and marketing expenses for the current quarter decreased slightly to $4,563,000 as compared to $4,606,000 in the third quarter of the prior year due to decreases in commission payments.

The provision for federal, state and foreign taxes for the third quarter of the current year was $873,000, reflecting an effective tax rate of 39.8%. The effective tax rate in this quarter was directly impacted by a $65,000 tax expense due to the change in estimate relating to prior year’s federal taxes. This compares to the prior year’s third quarter tax provision on income of $974,000, reflecting an effective tax rate of 38.5%.

The Company reported net income of $1,319,000 for the third quarter of the current year, generating EPS of $0.18 per diluted share as compared to the prior year’s third quarter net income of $1,555,000 and related EPS of $0.20 per diluted share. Return on sales was 5.3% for the third quarter fiscal 2016 as compared to 6.7% in the third quarter of fiscal 2015.

Nine Months Ended October 31, 2015 vs. Nine Months Ended November 1, 2014

Net sales by product group and current quarter percentage change over prior year for the nine months ended October 31, 2015 and November 1, 2014 were:

(Dollars in thousands)	October 31, 2015	As a % of Net Sales	November 1, 2014	As a % of Net Sales	% Change Over Prior Year
QuickLabel	$50,487	71.2%	$44,931	67.8%	12.4%
T&M	20,410	28.8%	21,346	32.2%	(4.4)%

Total	$70,897	100.0%	$66,277	100.0%	7.0%

Net sales for nine months of the current year were $70,897,000, representing a 7.0% increase as compared to the previous year’s sales of $66,277,000. Sales through the domestic channels for nine months of the current year were $50,882,000, an increase of 9.8% over the prior year. International sales for nine months of the current year were $20,015,000, representing a 0.3% increase from the previous year. However, the current year’s nine months international sales include an unfavorable foreign exchange rate impact of $2,556,000.

Hardware sales in nine months of the current year were $25,692,000, a decrease compared to prior year’s sales of $29,075,000. Current year T&M hardware sales of $16,396,000 decreased 11.2% as compared to prior year sales of $18,464,000 and QuickLabel hardware sales of $9,295,000 in the current year, were lower by 12.4% compared to prior year sales of $10,613,000. The decrease in sales can be attributed to the decline in Aerospace sales in the T&M group, due to shipments of orders being deferred to later quarters. Also contributing to the current year sales decrease was the decline in data recorder sales in the T&M group due to the delay in the release of a new product, as well as lower monochromatic and other color printer sales in the QuickLabel product group. These declines in sales were slightly offset by increases in sales of T&M’s Dash product line, as well as an increase in sales of the Kiaro! product line in the QuickLabel product group.

Consumables sales in the nine months of the current year were $39,005,000, representing a 19.1% increase over prior year’s nine months sales of $32,738,000. The current year increase in consumable sales is primarily due to increased demand for Kiaro! product consumables within the QuickLabel segment.

Service and other revenues of $6,200,000 in the nine months of the current year were up 38.9% from prior year’s nine months service and other revenues of $4,463,000, primarily due to the increase in repairs and parts revenue during the current year due to the 2014 Miltope acquisition.

Current year nine months gross profit was $29,028,000, reflecting a 2.3% improvement as compared to prior year’s nine months gross profit of $28,376,000. However, the Company’s gross profit margin of 40.9% in the current year reflects a decrease from the prior year’s nine months gross profit margin of 42.8%. The higher gross profit for the current year as compared to prior year is primarily attributable to increased sales, while the current year’s lower margin is due to product mix, higher manufacturing costs and lower factory absorption.

Operating expenses for the first nine months of the fiscal year were $23,887,000, an 8.9% increase as compared to prior year’s nine months operating expenses of $21,938,000. Selling and marketing expenses for the current year of $13,555,000 were virtually flat compared to the previous year’s nine months expenses of $13,483,000. G&A expenses increased to $5,132,000 in the nine months of the current year as compared to prior year’s nine months G&A expenses of $4,041,000 primarily due to an increase in stock-based compensation, as well as professional fees related to both the Company’s name change and branding initiative and the acquisition of the RITEC business. R&D spending in the nine months of the current year of $5,200,000 increased compared to prior year’s nine months spending of $4,414,000 due primarily to an increase in outside service cost related to the development of new product programs and RITEC transitional R& D costs. Current year spending in R&D represents 7.3% of sales as compared to prior year’s nine months level of 6.7%.

Current year nine months operating income of $5,141,000, resulted in an operating profit margin of 7.3%, lower than the prior year’s operating margin of 9.7%. Product mix, lower factory absorption and an increase in manufacturing and operating expenses all contributed to the decline in the current year’s operating margin.

Other income during the nine months of the current year was $587,000 compared to other expense of $85,000 in the nine months of the previous year. The current year increase includes $248,000 of income recognized from a settlement in an escrow account related to the Miltope transaction. Relative to the prior year, other expense in fiscal 2015 included a $251,000 write down on the disposition of inventory related to the conclusion and settlement of the Grass Transition Service Agreement.

The Company recognized a $2,031,000 income tax expense for the nine months of the current fiscal year which includes a $135,000 benefit related to the statute of limitations expiring on a previously uncertain tax position and a $65,000 tax expense due to the change in estimate relating to prior year’s federal taxes. This compares to the prior year’s nine months income tax expense of $2,235,000 which included a $100,000 benefit related to the favorable resolution of a previously uncertain tax position.

The Company reported net income of $3,697,000 for the nine months of the current year, reflecting a return on sales of 5.2% and generating an EPS of $0.50 per diluted share. In the prior year’s nine months, the Company recognized net income of $4,118,000, reflecting a return on sales of 6.2% and an EPS of $0.52 per diluted share.

Segment Analysis

The Company reports two segments: QuickLabel Systems (QuickLabel) and Test & Measurement (T&M). The Company evaluates segment performance based on the segment profit before corporate and financial administration expenses.

Summarized below are the Net Sales and Segment Operating Profit for each reporting segment:

	Three Months Ended				Nine Months Ended
	Net Sales		Segment Operating Profit		Net Sales		Segment Operating Profit
(In thousands)	October 31, 2015	November 1, 2014	October 31, 2015	November 1, 2014	October 31, 2015	November 1, 2014	October 31, 2015	November 1, 2014
QuickLabel	$17,744	$15,252	$2,901	$1,959	$50,487	$44,931	$7,599	$6,405
T&M	7,009	7,885	849	2,023	20,410	21,346	2,674	4,074

Total	$24,753	$23,137	3,750	3,982	$70,897	$66,277	10,273	10,479

Corporate Expenses			1,891	1,407			5,132	4,041

Operating Income			1,859	2,575			5,141	6,438
Other Income (Expense)—Net			333	(46)			587	(85)

Income Before Income Taxes			2,192	2,529			5,728	6,353
Income Tax Provision			873	974			2,031	2,235

Net Income			$1,319	$1,555			$3,697	$4,118

QuickLabel Systems—QuickLabel

Sales revenues from the QuickLabel product group increased 16.3% with sales of $17,744,000 in the third quarter of the current year as compared to $15,252,000 in the same period of the prior year. The current quarter’s sales reflected the continued growth from the QuickLabel’s consumable products line which posted a 26.7% growth rate over the prior year. The current quarter increase in consumable sales is due to the strong demand for label and tag products as well as digital color printer ink supplies products for the new Kiaro! printers. QuickLabel’s third quarter segment operating profit was $2,901,000, reflecting a profit margin of 16.4%, a 48.1% increase from prior year’s third quarter segment profit of $1,959,000 and related profit margin of 12.8%. The increase in QuickLabel’s current year’s segment operating profit and related margin is due to higher sales and product mix.

Sales revenues from the QuickLabel product group increased 12.4% for the nine months of the current fiscal year to $50,487,000 as compared to $44,931,000 in the same period of the prior year. The increase in sales is mostly due to the 19.6% increase in the consumables product line, primarily traceable to the increased demand for the label and tag as well as digital color printer ink supplies, for the new Kiaro! products. Also contributing to the current year increase were Kiaro! hardware sales, which increased 9.6% from the prior year. QuickLabel’s current year’s segment operating profit was $7,599,000, reflecting a profit margin of 15.1% as compared to prior year’s segment profit of $6,405,000 and related profit margin of 14.3%. The increase in QuickLabel’s current year’s segment operating profit and related margin is primarily due to sales growth, product mix and lower R&D spending.

Test & Measurement—T&M

Sales revenues from the T&M products were $7,009,000 for the third quarter of the current fiscal year, representing an 11.1% decrease as compared to sales of $7,885,000 for the same period in the prior year. The decrease is traceable to the timing in sales of the Ruggedized printers, as well as lower sales in the data acquisition line. The decrease is tempered by growth in parts and repairs revenue during the quarter. T&M’s third quarter segment operating profit of $849,000 resulted in a 12.1% profit margin as compared to the prior year’s segment operating profit of $2,023,000 and related operating margin of 25.7%. The lower segment operating profit and related margin were due to lower sales volume and higher manufacturing expenses.

Sales revenues from the T&M product group were $20,410,000 for the nine months of the current fiscal year were slightly lower as compared to sales of $21,346,000 for the same period in the prior year. The decrease is traceable to the decline in sales of Ruggedized printers due to certain aerospace customers deferring shipments to future quarters. However, sales growth in the Dash product line, as well as increases in parts and repairs revenue during the quarter tempered the lower sales volume. T&M’s segment operating profit for the first nine months of the current fiscal year was $2,674,000 which resulted in a 13.1% profit margin as compared to the prior year’s segment operating profit of $4,074,000 and related operating margin of 19.1%. The lower segment operating profit and related margin were due to product mix and higher manufacturing and operating costs.

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

The Company’s statements of cash flows for the nine months ended October 31, 2015 and November 1, 2014 are included on page 6. Net cash flows provided by operating activities were $8,245,000 in the current year compared to cash provided of $2,003,000 in the previous year. The increase in operating cash flow for the nine months of the current year as compared to the previous year is related to tax payments made in the prior year in connection with the gain on the sale of Grass, as well as lower working capital requirements for the current year. The combination of accounts receivable, inventory, accounts payable and accrued expenses increased cash by $1,557,000 in the current year, compared to a decrease of $1,661,000 in the same period of the prior year. While accounts receivables increased to $14,913,000 at the end of the third quarter as compared to $14,107,000 at year-end, the accounts receivable collection cycle decreased to 48 days sales outstanding at the end of the current quarter as compared to 52 days outstanding at year end. Inventory decreased to $15,124,000 at the end of the third quarter compared to $15,582,000 at year end and inventory days on hand decreased to 93 days on hand at the end of the current quarter from 106 days at year end.

The Company’s cash, cash equivalents and investments at the end of the third quarter totaled $22,455,000 compared to $23,132,000 at year end. The decreased cash and investment position at October 31, 2015 resulted primarily from the $7,360,000 of cash used to purchase the RITEC Ruggedized printer business and cash used to acquire property, plant and equipment of $2,173,000 primarily for upgrades to the Company’s IT infrastructure and machinery and equipment. Cash was also used to pay dividends of $1,534,000. The decrease in cash was partially offset by the increase in operating cash as discussed above and the net cash received of $1,698,000 related to the sale of the Grass facility.

The Company’s backlog increased 39.3% from year-end to $16,804,000 at October 31, 2015.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable

(b)	Not applicable

(c)	During the third quarter of fiscal 2016, the Company made the following repurchases of its common stock:

	Total Number of Shares Repurchased		Weighted Average Price paid Per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Be Purchased Under The Plans or Programs
August 2-August 29	—		$—		—	390,000
August 30-September 26	4,053	(1)(2)	$13.88	(1)(2)		390,000
September 27-October 31	—		$—		—	390,000

(1)	An employee of the Company delivered 553 shares of the Company’s common stock to satisfy the exercise price for 938 stock options exercised. The shares delivered were valued at a market value of $13.47 per share and are included with treasury stock in the consolidated balance sheet. This transaction did not impact the number of shares authorized for repurchase under the Company’s current repurchase program.
(2)	The CEO of the Company delivered 3,500 shares of the Company’s common stock toward the satisfaction of taxes due with respect to the vesting of restricted shares. The shares delivered were valued at a market value of $13.95 per share and are included with treasury stock in the consolidated balance sheet. This transaction did not impact the number of shares authorized for repurchase under the Company’s current repurchase program

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other Information

None

Item 6.	Exhibits

The following exhibits are filed as part of this report on Form 10-Q:

10.1	Form of Indemnification Agreement for directors and officers

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(101)	The following materials from Registrant’s Quarterly Report on Form 10-Q for the periods ended October 31, 2015 and November 1, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to the Condensed Consolidated Financial Statements filed electronically herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASTRO-MED, INC. (Registrant)

Date: December 11, 2015	By	/s/ Gregory A. Woods
Gregory A. Woods,
President and Chief Executive Officer
(Principal Executive Officer)

	By	/s/ Joseph P. O’Connell
Joseph P. O’Connell
Senior Vice President, Treasurer and Chief Financial Officer
(Principal Financial Officer)