Form 10-K
period 2016-01-31
ASTRO MED INC /NEW/
filed 2016-04-08
CIK 8146

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 0-13200

Astro-Med, Inc.

(Exact name of registrant as specified in its charter)

Rhode Island	05-0318215
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

600 East Greenwich Avenue, West Warwick, Rhode Island	02893
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (401) 828-4000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.05 Par Value	NASDAQ Global Market

Securities registered pursuant to Section 12(g) of the Act: None

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒

The aggregate market value of the registrant’s voting common equity held by non-affiliates at July 31, 2015 was approximately $73,014,000 based on the closing price on the Nasdaq Global Market on that date.

As of March 24, 2016 there were 7,388,048 shares of Common Stock (par value $0.05 per share) of the registrant outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s definitive Proxy Statement for the 2016 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

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

The Company’s products are distributed through its own sales force and authorized dealers in the United States. We sell to customers outside of the United States primarily through our branch offices in Canada, Europe and Asia as well as through independent dealers and representatives. Approximately 30% of the Company’s sales in fiscal 2016 were to customers located outside the United States.

Astro-Med operates its business through two operating segments, QuickLabel and Astro-Med Test & Measurement (T&M). Financial information by business segment and geographic area appears in Note 14 to our audited consolidated financial statements included elsewhere in this report.

On June 19, 2015, Astro-Med completed the asset purchase of the aerospace printer product line from Rugged Information Technology Equipment Corporation (RITEC) and on January 22, 2014, Astro-Med completed the acquisition of the aerospace printer product line from Miltope Corporation. Astro-Med’s aerospace printer product line is part of the T&M product group and is reported as part of the T&M segment. The results of Miltope’s aerospace printer product line operations have been included in the consolidated financial statements of the Company for all periods presented. The Company began shipment of the RITEC products in the third quarter of the current fiscal year. Refer to Note 2, “Acquisition,” in our audited consolidated financial statements included elsewhere in this report.

On September 25, 2015, the Company announced it would immediately begin doing business as AstroNova on a worldwide basis. The name change is part of the plan to modernize the Company and effectively communicate our strategy. The AstroNova name and brand emphasizes our traditional strengths in aerospace and acknowledges our expanding presence in test & measurement, product identification and other new areas where we can apply our data visualization technology. Astro-Med’s aerospace products and T&M business will adopt the AstroNova brand. QuickLabel products will continue to go to market under the QuickLabel brand.

The Company has filed for trademark protection of the AstroNova name and logo in the United States and other countries.

Unless and until the Company formally changes its name, the Company’s common stock will continue to trade on the NASDAQ Global Market stock exchange under its name, Astro-Med, Inc., using its present ticker symbol, ALOT.

The following description of our business should be read in conjunction with “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” on pages 16 through 23 of this Annual Report on Form 10-K.

Description of Business

Product Overview

Astro-Med leverages its expertise in data visualization technologies to design, manufacture, and market specialty printing systems, test and measurement systems and related services for select growing markets on a global basis. The business consists of two segments, specialty printing systems and test and measurement systems, sold under the brand names QuickLabel® and Astro-Med® Test & Measurement (T&M).

Products sold under the QuickLabel brand are used in industrial and commercial product packaging and automatic identification applications to digitally print custom labels and other visual identification marks on demand. Products sold under the Astro-Med T&M brand acquire and record visual and electronic signal data from local and networked data streams and sensors. The recorded data is processed and analyzed and then stored and presented in various visual output formats. In the aerospace market, the Company has a long history of using its data visualization technologies to provide high-resolution airborne printers.

QuickLabel brand products include digital color label printers and specialty OEM printing systems as well as a full line of consumables including labels, tags, inks, toner, and thermal transfer ribbons. In addition, QuickLabel sells special software used to design labels and other identification marks for a wide variety of applications especially in the field of packaging. QuickLabel provides training and support on a worldwide basis via highly trained service technicians.

In the color label market, QuickLabel offers a broad range of entry-level, mid-range, and high-performance digital label printers, providing customers a continuous path to upgrade to new labeling products. QuickLabel products are primarily sold to manufacturers, processors, and retailers who label products on a short-run basis. Users can benefit from the time and cost-savings of digitally printing their own labels on-demand. Industries that commonly benefit from short-run label printing include apparel, chemicals, cosmetics, food and beverage, medical products, and pharmaceuticals, among many other packaged goods.

Current QuickLabel models include the Kiaro! family of high-speed inkjet color label printers and the QLS-4100 Xe color thermal transfer label printer. QuickLabel also sells and supports its Pronto! family of barcode printers which utilize single color-thermal transfer label printing technology as well as an array of custom designed OEM printers.

Products sold under the Astro-Med T&M brand acquire and record visual and electronic signal data from local and networked data streams and sensors. The recorded data is processed and analyzed and then stored and presented in various visual output formats. The Company supplies a range of products and services that include hardware, software and consumables to customers who are in a variety of industries.

Astro-Med T&M products include the Daxus® portable data acquisition system, TMX™ high-speed data acquisition system, Dash® 8HF-HS data recorders, Everest® telemetry recorders, ToughWriter®, Miltope-brand and RITEC-brand airborne printers and ToughSwitch® ruggedized Ethernet switches.

Astro-Med’s airborne printers are used in the flight deck and in the cabin of military, commercial and business aircraft to print hard copies of data required for the safe and efficient operation of aircraft including navigation maps, arrival and departure procedures, flight itineraries, weather maps, performance data, passenger data, and various air traffic control data. ToughSwitch Ethernet switches are used in military aircraft and military vehicles to connect multiple computers or Ethernet devices. The airborne printers and Ethernet switches are ruggedized to comply with rigorous military and commercial flightworthiness standards for operation under extreme environmental conditions. The Company is currently furnishing ToughWriter airborne printers for numerous aircraft made by Airbus, Boeing, Embraer, Bombardier, Lockheed, Gulfstream and others.

The Company’s family of portable data recorders is used in research and development (R&D) and maintenance applications in aerospace and defense, energy discovery and production operations, rapid rail, automotive, and a variety of other transportation and industrial applications. The TMX™ data acquisition system is designed for data capture of long-term testing where the ability to monitor high channel counts and view a wide variety of input signals, including time-stamped and synchronized video capture data and audio notation is important.

Everest telemetry recorders are used widely in the aerospace industry to monitor and track space vehicles, aircraft, missiles and other systems in flight.

Technology

The core technologies of Astro-Med are data visualization technologies that relate to (1) acquiring data, (2) conditioning the data, (3) displaying the data on hard copy, monitor or electronic storage media, and (4) analyzing the data.

Patents and Copyrights

Astro-Med holds a number of product patents in the United States and in foreign countries. We rely on a combination of copyright, patent, trademark and trade secret laws in the United States and other jurisdictions to protect our technology and brand name. While we consider our intellectual property to be important to the operation of our business, we do not believe that any existing patent, license, trademark or other intellectual property right is of such importance that its loss or termination would have a material adverse effect on the Company’s business taken as a whole.

Manufacturing and Supplies

Astro-Med manufactures most of the products that it designs and sells. Raw materials and supplies are typically available from a wide variety of sources. Astro-Med manufactures most of the sub-assemblies and parts in-house including printed circuit board assemblies, harnesses, machined parts, and general final assembly. Many parts are standard electronic items available from multiple sources. Other parts are designed by us and manufactured by outside vendors. There are a few parts that are sole source, but these parts could be sourced elsewhere with appropriate changes in the design of our product.

Product Development

Astro-Med maintains an active program of product research and development. During fiscal 2016 and 2015, we spent $6,945,000 and $5,802,000, respectively, on Company-sponsored product development. We are committed to continuous product development as essential to our organic growth and expect to continue our focus on research and development efforts in fiscal 2017 and beyond.

Marketing and Competition

The Company competes worldwide in multiple markets. In the specialty printing field, we believe we are a market leader in bench-top color label printing technology and in aerospace printers. In the data acquisition area, we believe that we are one of the leaders in portable high speed data acquisition systems.

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

Our products are sold by direct field salespersons as well as independent dealers and representatives. In the United States, the Company has factory-trained direct field salespeople located in major cities from coast to coast specializing in either QuickLabel or Astro-Med T&M products. Additionally, we have direct field sales or service centers in Canada, China, France, Germany, Mexico, Southeast Asia and the United Kingdom staffed by our own employees. In the rest of the world, Astro-Med utilizes approximately 90 independent dealers and representatives selling and marketing our products in 64 countries.

No single customer accounted for 10% or more of our net sales in either of the last two fiscal years.

International Sales

In fiscal 2016 and 2015, net sales to customers in various geographic areas outside the United States, primarily in Canada and Western Europe, amounted to $26,342,000 and $26,853,000, respectively.

Order Backlog

Astro-Med’s backlog fluctuates regularly. It consists of a blend of orders for end user customers as well as original equipment manufacturer customers. Manufacturing is geared to forecasted demands and applies a rapid turn cycle to meet customer expectations. Accordingly, the amount of order backlog may not indicate future sales trends. Backlog at January 31, 2016 and 2015 was $16,630,000 and $12,061,000, respectively.

Employees

As of January 31, 2016, Astro-Med employed 329 people. We are generally able to satisfy our employment requirements. No employees are represented by a union. We believe that employee relations are good.

Other Information

The Company’s business is not seasonal in nature. However, our sales are impacted by the size of certain individual transactions, which can cause fluctuations in sales from quarter to quarter.

Available Information

We make available on our website (www.astronovainc.com) the Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and, if applicable, amendments to those reports filed or furnished pursuant to Sections 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the Securities Exchange Commission (SEC). These filings are also accessible on the SEC’s website at http://www.sec.gov.

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

Any decline in our customers’ markets or in their general economic conditions would likely result in a reduction in demand for our products. For example, although we have continued to experience measured progress in fiscal 2016 and 2015, as sales have increased from prior years, we are still affected by the continued global economic uncertainty as some of our customers remain reluctant to make capital equipment purchases or are deferring these purchases to future quarters. Some of our customers are also limiting consumable product purchases to quantities necessary to satisfy immediate needs with no provisions to stock supplies for future use. Also, if our customers’ markets decline, we may not be able to collect on outstanding amounts due to us. Such declines could harm our results of operations, financial position and cash flows and could limit our ability to continue to remain profitable.

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

We subcontract the manufacturing and assembly of certain of our products to independent third parties at facilities located in various countries. Relying on subcontractors involves a number of significant risks, including:

•	Limited control over the manufacturing process;

•	Potential absence of adequate production capacity;

•	Potential delays in production lead times;

•	Unavailability of certain process technologies; and

•	Reduced control over delivery schedules, manufacturing yields, quality and costs.

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

Although we use standard parts and components for our products where possible, we purchase certain components and assembled products used in the manufacture of our products from a single source or limited supplier sources. If the supply of a key component or assembled products were to be delayed or curtailed or, in the event a key manufacturing or sole vendor delays shipment of such components or assembled products, our ability to ship products in desired quantities and in a timely manner would be adversely affected. Our business, results of operations and financial position could also be adversely affected, depending on the time required to obtain sufficient quantities from the original source or, if possible, to identify and obtain sufficient quantities from an alternative source. Additionally, if any single or limited source supplier becomes unable or unwilling to continue to supply these components or assembled products in required volumes, we will have to identify and qualify acceptable replacements or redesign our products with different components. Alternative sources may not be available, or product redesign may not be feasible on a timely basis. Any interruption in the supply of or increase in the cost of the components and assembled products provided by single or limited source suppliers could have a material adverse effect on our business, operating results and financial condition.

Compliance with rules governing “conflict minerals” could adversely affect the availability of certain product components and our costs and results of operations could be materially harmed.

SEC rules require disclosures regarding the use of “conflict minerals” mined from the Democratic Republic of the Congo and adjoining countries necessary to the functionality or production of products manufactured or contracted to be manufactured. We have determined that we use gold, tin and tantalum, each of which are considered “conflict minerals” under the SEC rules, as they occur in electronic components supplied to us in the manufacture of our products. Because of this finding, we are required to conduct inquiries designed to determine whether any of the conflict minerals contained in our products originated or may have originated in the conflict region or come from recycled or scrap sources. There are costs associated with complying with these disclosure requirements, including performing due diligence in regards to the source of any conflict minerals used in our products, in addition to the cost of remediation or other changes to products, processes or services of supplies that may be necessary as a consequence of such verification activities. As we use contract manufacturers for some of our products, we may not be able to sufficiently verify the origins of the relevant minerals used in our products through the due diligence procedures that we implement. We may also encounter challenges to satisfy those customers who require that all of the components of our products be certified as conflict-free, which could place us at a competitive disadvantage if we are unable to do so. As a result, our business, operating results and financial condition could be harmed.

Economic, political and other risks associated with international sales and operations could adversely affect Astro-Med’s results of operations and financial position.

Because we sell our products worldwide, our business is subject to risks associated with doing business internationally. Revenue from international operations, which includes both direct and indirect sales to customers outside the U.S., accounted for approximately 30% of our total revenue for fiscal year 2016 and we anticipate that international sales will continue to account for a significant portion of our revenue. In addition, we have employees, suppliers, job functions and facilities located outside the U.S. Accordingly, our business, operating results and financial condition could be harmed by a variety of factors, including:

•	Interruption to transportation flows for delivery of parts to us and finished goods to our customers;

•	Customer and vendor financial stability;

•	Fluctuations in foreign currency exchange rates;

•	Changes in a specific country’s or region’s environment including political, economic, monetary, regulatory or other conditions;

•	Trade protection measures and import or export licensing requirements;

•	Negative consequences from changes in tax laws;

•	Difficulty in managing and overseeing operations that are distant and remote from corporate headquarters;

•	Difficulty in obtaining and maintaining adequate staffing;

•	Differing labor regulations;

•	Differing protection of intellectual property;

•	Unexpected changes in regulatory requirements; and

•	Geopolitical turmoil, including terrorism and war.

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

Astro-Med has incurred and could incur additional liabilities as a result of installed product failures due to design or manufacturing defects. Our products may have defects despite testing internally or by current or potential customers. These defects could result in among other things, a delay in recognition of sales, loss of sales, loss of market share, failure to achieve market acceptance or substantial damage to our reputation. We could be subject to material claims by customers, and may incur substantial expenses to correct any product defects.

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

Astro-Med employs information technology systems to support our business. During the first quarter of fiscal 2016, Astro-Med completed the upgrade of its Enterprise Resource Planning (ERP) system to the Oracle JD Edwards EnterpriseOne platform. This new system went live in March 2015 for all of our U.S. operations. Any security breaches or other disruptions to our information technology infrastructure could interfere with operations, compromise our information and that of our customers and suppliers, and expose us to liability which could adversely impact our business and reputation. In the ordinary course of business, we rely on information technology networks and systems, some of which are managed by third parties, to process, transmit and store electronic information, and to manage or support a variety of business processes and activities. We also collect and store certain data, including proprietary business information, and may have access to confidential or personal information that is subject to privacy and security laws, regulations and customer-imposed controls. While we continually work to safeguard our systems and mitigate potential risks, there is no assurance that such actions will be sufficient to prevent cyber attacks or security breaches and our information technology networks and infrastructure may still be vulnerable to damage, disruptions or shutdowns due to attack by hackers or breaches, employee error, power outages, computer viruses, telecommunication or utility failures, systems failures, natural disasters, catastrophic events or other unforeseen events. While we have experienced, and expect to continue to experience, these types of threats to our information technology networks and infrastructure, none of them to date has had a material impact. Any such events could result in legal claims or proceedings, liability or penalties under privacy laws, disruption in operations, and damage to the Company’s reputation, which could adversely affect our business, operating results and financial condition.

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

Certain of our products require certifications by regulators or standards organizations, and our failure to obtain or maintain such certifications could negatively impact our business.

In certain industries and for certain products, such as those used in aircraft, we must obtain certifications for our products by regulators or standards organizations. If we fail to obtain required certifications for our products, or if we fail to maintain such certifications on our products after they have been certified, our business, financial condition, results of operations and cash flows could be materially and adversely affected.

Our operations are subject to anti-corruption laws, including the U.S. Foreign Corrupt Practices Act, and any determination that the Company or any of its subsidiaries has violated the Foreign Corrupt Practices Act could have a material adverse effect on our business.

The U.S. Foreign Corrupt Practices Act (FCPA), the UK Bribery Act and similar worldwide anti-corruption laws generally prohibit companies and their intermediaries from making improper payments to government officials and others for the purpose of obtaining or retaining business. Our internal policies mandate compliance with these anti-corruption laws. We operate in parts of the world that have experienced governmental corruption to some degree, and in certain circumstances, strict compliance with anti-corruption laws may conflict with local customs and practices. Despite our training and compliance programs, there can be no assurance that our internal control policies and procedures will protect us from reckless or criminal acts committed by those of our employees or agents who violate our policies.

Certain of our operations and products are subject to environmental, health and safety laws and regulations, which may result in substantial compliance costs or otherwise adversely affect our business.

Our operations are subject to numerous federal, state, local and foreign laws and regulations relating to protection of the environment, including those that impose limitations on the discharge of pollutants into the air and water, establish standards for the use, treatment, storage and disposal of solid and hazardous materials and wastes, and govern the cleanup of contaminated sites. We have used and continue to use various substances in our products and manufacturing operations, and have generated and continue to generate wastes, which have been or may be deemed to be hazardous or dangerous. As such, our business is subject to and may be materially and adversely affected by compliance obligations and other liabilities under environmental, health and safety laws and regulations. These laws and regulations affect ongoing operations and require capital costs and operating expenditures in order to achieve and maintain compliance.

Adverse conditions in the global banking industry and credit markets may adversely impact the value of our investments or impair our liquidity.

At the end of fiscal 2016, we had approximately $20 million of cash, cash equivalents and investments held for sale. Our cash and cash equivalents are held in a mix of money market funds and bank demand deposit accounts. Disruptions in the financial markets may, in some cases, result in an inability to access assets such as money market funds that traditionally have been viewed as highly liquid. Any failure of our counterparty financial institutions or funds in which we have invested may adversely impact our cash and cash equivalent positions and, in turn, our financial position. Our investment portfolio consists of state and municipal securities with various maturity dates, all of which have a credit rating of AA or above at the original purchase date; however, defaults by the issuers of any of these securities may result in an adverse impact on our portfolio.

Astro-Med may not realize the anticipated benefits of past or future acquisitions, divestitures and strategic partnerships, and integration of acquired companies or divestiture of businesses may negatively impact Astro-Med’s overall business.

Astro-Med has acquired or made strategic investments in other companies, products and technologies, including our most recent acquisition in June 2015 of the aerospace printer business from RITEC. We may continue to identify and pursue acquisitions of complementary companies and strategic assets, such as customer bases, products and technology. However, there can be no assurance that we will be able to identify suitable acquisition opportunities. In any acquisition that we complete we cannot be certain that:

•	We will successfully integrate the operations of the acquired business with our own;

•	All the benefits expected from such integration will be realized;

•	Management’s attention will not be diverted or divided, to the detriment of current operations;

•	Amortization of acquired intangible assets or possible impairment of acquired intangibles will not have a negative effect on operating results or other aspects of our business;

•	Delays or unexpected costs related to the acquisition will not have a detrimental effect on our business, operating results and financial condition;

•	Customer dissatisfaction with, or performance problems at, an acquired company will not have an adverse effect on our reputation; and

•	Respective operations, management and personnel will be compatible.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The following table sets forth information regarding the Company’s principal owned properties, all of which are included in the consolidated balance sheet appearing elsewhere in this annual report.

Location	Approximate Square Footage	Principal Use
West Warwick, Rhode Island, USA	135,500	Corporate headquarters, research and development, manufacturing, sales and service
Slough, England	1,700	Sales and service

Astro-Med also leases facilities in various other locations. The following information pertains to each location:

Location	Approximate Square Footage	Principal Use
Rodgau, Germany	8,300	Manufacturing, sales and service
Brossard, Quebec, Canada	4,500	Manufacturing, sales and service
Elancourt, France	4,150	Sales and service
Schaumburg, Illinois, USA	630	Sales
Wilmington, Delaware, USA	500	Sales
El Dorado Hills, California, USA	275	Sales
Newport Beach, California, USA	150	Sales
Monterrey, Mexico	100	Sales

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

Astro-Med’s common stock trades on the NASDAQ Global Market under the symbol “ALOT.” The following table sets forth the range of high and low sales prices and dividend data, as furnished by NASDAQ, for each quarter in the years ended January 31:

	High	Low	Dividends Per Share
2016
First Quarter	$15.15	$12.43	$0.07
Second Quarter	$15.20	$13.66	$0.07
Third Quarter	$14.25	$12.00	$0.07
Fourth Quarter	$15.94	$12.68	$0.07
2015
First Quarter	$14.40	$11.25	$0.07
Second Quarter	$14.53	$12.36	$0.07
Third Quarter	$14.11	$12.02	$0.07
Fourth Quarter	$16.50	$13.11	$0.07

Astro-Med had approximately 282 shareholders of record as of March 24, 2016, which does not reflect shareholders with beneficial ownership in shares held in nominee name.

Stock Performance Graph

The graph below shows a comparison of the cumulative total return on the Company’s common stock against the cumulative total returns for the NASDAQ Composite Index and the NASDAQ Electronic Components Index for the period of five fiscal years ended January 31, 2016. The NASDAQ Total Return Composite Index is calculated using all companies trading on the NASDAQ Global Select, NASDAQ Global Market and the NASDAQ Capital Markets. The Index is weighted by the current shares outstanding and assumes dividends are reinvested. The NASDAQ Electronic Components Index, designated as the Company’s peer group index, is comprised of companies classified as electronic equipment manufacturers.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Astro-Med, Inc., the NASDAQ Composite Index

and the NASDAQ Electronic Components Index

	Cumulative Total Returns*
	FY2011	FY2012	FY2013	FY2014	FY2015	FY2016
Astro-Med, Inc.	$100.00	$106.42	$137.63	$192.62	$215.03	$230.23
NASDAQ Composite	$100.00	$105.49	$119.12	$158.83	$179.91	$179.03
NASDAQ Electronic Components	$100.00	$99.86	$93.05	$122.63	$158.22	$152.69

*	$100 invested on 1/31/11 in stock or index, including reinvestment of dividends.
Fiscal	year ending January 31.

Dividend Policy

Astro-Med began a program of paying quarterly cash dividends in fiscal 1992 and has paid a dividend for 98 consecutive quarters. During fiscal 2016 and 2015, we paid a dividend of $0.07 per share in each quarter and anticipate that we will continue to pay comparable cash dividends on a quarterly basis.

Stock Repurchases

Pursuant to an authorization approved by Astro-Med’s Board of Directors in August 2011, the Company is currently authorized to repurchase up to 390,000 shares of common stock. This is an ongoing authorization without any expiration date.

During the fourth quarter of fiscal 2016, the Company made the following repurchases of its common stock:

	Total Number of Shares Repurchased		Average Price paid Per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Be Purchased Under The Plans or Programs
November 1—November 28	—		—		—	390,000
November 29—December 26	—		—		—	390,000
December 27—January 31	25,886	(a)	$14.03	(a)	—	390,000

(a)	During January 2016, employees of the Company delivered 25,886 shares of the Company’s common stock to satisfy the exercise price for 35,938 stock options exercised. The shares delivered were valued at an average market value of $14.03 per share and are included with treasury stock in the consolidated balance sheet. This transaction did not impact the number of shares authorized for repurchase under the Company’s current repurchase program.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Astro-Med is a multi-national enterprise that leverages its proprietary data visualization technologies to design, develop, manufacture, distribute and service a broad range of products that acquire, store, analyze and present data in multiple formats. The Company organizes its structure around a core set of competencies, including research and development, manufacturing, service, marketing and distribution. It markets and sells its products and services through the following two sales product groups:

•	QuickLabel Product Group– offers product identification and label printer hardware, software, servicing contracts, and consumable products.

•

Test and Measurement Product Group (T&M)– offers a suite of products and services that acquire and record visual and electronic signal data from local and networked data stream and sensors as well as wired and wireless networks. The recorded data is processed and analyzed and then stored and presented in various visual output formats. The T&M segment also includes a line of aerospace printers that are used to print hard copies of data required for the safe and efficient operation of aircraft including navigation maps, arrival and departure procedures, flight itineraries, weather maps, performance data, passenger data, and various air traffic control data. Aerospace products also include Ethernet switches which are used in military aircraft and military vehicles to connect multiple computers or Ethernet devices.

Astro-Med markets and sells its products and services globally through a diverse distribution structure of direct sales personnel, manufacturers’ representatives and authorized dealers that deliver a full complement of branded products and services to customers in our respective markets. Our growth strategy centers on organic growth through product innovation made possible by research and development initiatives, as well as strategic acquisitions that fit into existing core businesses. Research and development activities were funded and expensed by the Company at approximately 7.3% of annual sales for fiscal 2016. We also continue to invest in sales and marketing initiatives by expanding the existing sales force and using various marketing campaigns to achieve our goals of sales growth and increased profitability notwithstanding today’s challenging economic environment.

On June 19, 2015, Astro-Med completed the asset purchase of the aerospace printer product line from RITEC. Astro-Med’s aerospace printer product line is part of the T&M product group and is reported as part of the T&M segment. The Company began shipment of the RITEC products in the third quarter of the current fiscal year. Refer to Note 2, “Acquisition,” in the audited consolidated financial statements included elsewhere in this report.

On September 25, 2015, the Company announced it would immediately begin doing business as AstroNova on a worldwide basis. The name change is part of the plan to modernize the Company and effectively communicate our strategy. The AstroNova name and brand emphasizes our traditional strengths in aerospace and acknowledges our expanding presence in Test & Measurement, product identification and other new areas where we can apply our data visualization technology. Astro-Med’s aerospace products and Test & Measurement business will adopt the AstroNova brand. QuickLabel products will continue to go to market under the QuickLabel brand.

Results of Operations

The following table presents the net sales of each of the Company’s segments, as well as the percentage of total sales and change from prior year.

($ in thousands)	2016			2015
	Net Sales	As a % of Total Net Sales	% Change Over Prior Year	Net Sales	As a % of Total Net Sales
QuickLabel	$67,127	70.9%	12.3%	$59,779	67.7%
T&M	27,531	29.1%	(3.6)%	28,568	32.3%

Total	$94,658	100.0%	7.1%	$88,347	100.0%

Fiscal 2016 compared to Fiscal 2015

Astro-Med’s net sales in fiscal 2016 were $94,658,000, a 7.1% increase as compared to prior year sales of $88,347,000. Domestic sales of $68,316,000 increased 11.1% from the prior year sales of $61,494,000. International sales of $26,342,000 reflect a 1.9% decrease as compared to prior year sales of $26,853,000. The current year’s international sales include an unfavorable foreign exchange rate impact of $3,022,000.

Hardware sales in fiscal 2016 were $34,824,000, a 10.0% decrease compared to prior year’s sales of $38,685,000. Hardware sales in both the T&M and QuickLabel segments contributed to the lower volume of hardware shipments. Current year T&M hardware sales decreased 8.9% as compared to the prior year attributable to the decline in sales of aerospace printers, as many customers are deferring the shipments of orders to later periods, and the decline in data recorder sales due to the Company’s delay in the release of a new product. QuickLabel hardware sales declined 11.9% as compared to the prior year, primarily as a result of lower OEM monochrome and other color printer sales. These declines in hardware sales were slightly offset by increases in sales of T&M’s data acquisition product line, as well as an increase in sales of the Kiaro! series printers in the QuickLabel product group.

Consumable sales in fiscal 2016 were $51,764,000, representing an 18.8% increase as compared to prior year sales of $43,568,000. The increase in consumable sales for the current fiscal year was primarily attributable to the double-digit increase in both digital color printer supplies and label and tag product sales in the QuickLabel segment. The increase in consumable product sales for the current year for QuickLabel’s Kiaro! related products also made a contribution to the overall increase in consumable sales for the current year.

Service and other sales revenue in fiscal 2016 were $8,070,000, a 32.4% increase compared to prior year revenue of $6,094,000 and was primarily due to increases in repairs and parts revenue related to the T&M suite of products.

The Company achieved gross profit of $38,158,000 for fiscal 2016, reflecting a 3.2% improvement as compared to prior year’s gross profit of $36,977,000. However, the Company’s gross profit margin of 40.3% in the current year reflects a decrease from the prior year’s gross profit margin of 41.9%. The higher gross profit for the current year as compared to the prior year is primarily attributable to increased sales, while the current year’s decrease in gross margin percentage is due to product mix, higher manufacturing costs and lower factory absorption.

Operating expenses for the current year were $32,224,000, representing an 8.3% increase from prior year’s operating expenses of $29,746,000. Selling and marketing expenses remained relatively flat from prior year at

$18,249,000 in fiscal 2016, representing 19.3% of sales, compared to $18,289,000 or 20.7% of sales in the prior year. However, general and administrative (G&A) expenses increased by 24.3% from prior year to $7,030,000 in fiscal 2016 primarily due to an increase in stock-based compensation expense, as well as professional fees related to both the Company’s name change and branding initiative as well as the costs associated with the acquisition of the RITEC business. Research & development (R&D) in fiscal 2016 has increased 19.7% to $6,945,000. The increase in R&D for fiscal 2016 is primarily due to an increase in outside service costs related to the development of new products as well as RITEC transitional R&D costs. The R&D spending level for fiscal 2016 represents 7.3% of net sales, an increase as compared to prior year’s level of 6.6%.

Other income in fiscal 2016 was $975,000 compared to other expense of $299,000 in the prior year. In addition to interest income, the current year other income includes $248,000 of income recognized from a settlement in an escrow account related to our 2014 acquisition of the aerospace printer line from the Miltope Corporation. Other expense in fiscal 2015 included a $251,000 write down on the disposition of inventory related to the conclusion and settlement of the transition services agreement entered into in connection with the 2013 sale of our Grass Technologies Product Group.

During fiscal 2016 the Company recognized a $2,384,000 income tax expense and had an effective tax rate of 34.5%. Included in current year income tax expense is a $135,000 benefit related to the statute of limitations expiring on a previously uncertain tax position and a $22,000 tax expense due to the change in estimate relating to prior year’s federal taxes. This compares to an income tax expense of $2,270,000 in fiscal 2015 and related effective tax rate of 32.7%. The effective tax rate for fiscal 2015 was primarily impacted by the domestic production deduction, research and development credits and foreign tax credits.

Net income for fiscal 2016 was $4,525,000, providing a return of 4.8% on sales and generating an EPS of $0.61 per diluted share and includes (a) an after-tax expense of $181,000, equal to $0.02 per diluted share, related to the Company’s rebranding initiatives; (b) an after-tax expense of $663,000, equal to $0.09 per diluted share, related to non-recurring costs associated with the RITEC acquisition and transition; and (c) an after-tax expense of $357,000, equal to $0.05 per diluted share, related to the 2016 Long-Term Incentive Plan Share Based Compensation. On a comparable basis, net income for fiscal 2015 was $4,662,000, providing a return of 5.3% on sales and generating an EPS of $0.60 per diluted share and includes (a) an after-tax expense of $147,000, equal to $0.02 per diluted share, related to the write-down to market value of the Company’s former Rockland facility; (b) an after-tax expense of $68,000, equal to $0.01 per diluted share, related to costs associated with the repurchase of the Company’s common stock from the estate of the Company’s founder and former chief executive officer, and (c) and after-tax expense of $168,000 or $0.02 per diluted share related to a write down of inventory in connection with the sale of our former Grass Technologies Product Group.

Segment Analysis

Astro-Med reports two segments consistent with its sales product groups: QuickLabel and Test & Measurement (T&M). Segment performance is evaluated based on the operating segment’s profit before corporate and financial administration expenses.

The following table summarizes selected financial information by segment.

($ in thousands)	Net Sales		Segment Operating Profit		Segment Operating Profit as a % of Net Sales
	2016	2015	2016	2015	2016	2015
QuickLabel	$67,127	$59,779	$9,300	$7,259	13.9%	12.1%
T&M	27,531	28,568	3,664	5,627	13.3%	19.7%

Total	$94,658	$88,347	12,964	12,886	13.7%	14.6%

Corporate Expenses			7,030	5,655

Operating Income			5,934	7,231
Other Income (Expense), Net			975	(299)

Income Before Income Taxes			6,909	6,932
Income Tax Provision			2,384	2,270

Net Income			$4,525	$4,662

QuickLabel

Sales revenues from the QuickLabel product group increased 12.3% in fiscal 2016 with sales of $67,127,000 compared to sales of $59,779,000 in the prior year. The current year’s sales reflected the continued growth from QuickLabel’s consumable products line which posted a 19.5% growth rate over the prior year due to the strong demand for label and tag products as well as digital color printer ink supplies products for the new Kiaro! printers. QuickLabel’s current year’s segment operating profit was $9,300,000, reflecting a profit margin of 13.9%, a 28.1% increase from prior year’s segment profit of $7,259,000 and related profit margin of 12.1%. The increase in QuickLabel’s current year segment operating profit and related margin is due to higher sales and product mix.

Test & Measurement

Sales revenues from the T&M product group were $27,531,000 for fiscal 2016, a 3.6% decrease as compared to sales of $28,568,000 in the prior year. The decrease is primarily attributable to the decline in sales of aerospace printers due to certain aerospace customers deferring shipments to later dates. However, sales growth in the data acquisition product line, as well as increases in parts and repairs revenue during the year slightly tempered the lower sales volume. T&M’s segment operating profit for the current fiscal year was $3,664,000 which resulted in a 13.3% profit margin as compared to the prior year’s segment operating profit of $5,627,000 and related operating margin of 19.7%. The lower segment operating profit and related margin were due to product mix and higher manufacturing and operating costs associated with the RITEC transaction.

Liquidity and Capital Resources

The Company expects to finance its future working capital needs, capital expenditures and acquisition requirements through internal funds and believes that cash provided by operations will be sufficient to meet our operating and capital needs for at least the next twelve months. To the extent our capital and liquidity requirements are not satisfied internally, we may utilize a $10.0 million revolving bank line of credit. Borrowings made under this line of credit bear interest at either a fluctuating base rate equal to the highest of (i) the Prime Rate, (ii) 1.50% above the daily one-month LIBOR, and (iii) the Federal Funds Rate in effect plus 1.50%; or at a fixed rate of LIBOR plus an agreed upon margin of between 0% and 2.25%, based on the Company’s funded debt to EBITDA ratio as defined in the agreement. See Note 7, “Line of Credit,” in our audited consolidated financial statements included elsewhere in this report. As of the filing date of this Annual Report on Form 10-K, there have been no borrowings against this line of credit and the entire line is currently available.

Astro-Med’s statements of cash flows for the years ended January 31, 2016 and 2015 are included on page 37. Net cash provided by operating activities was $7,727,000 in the current year compared to net cash provided by operating activities of $1,491,000 in the previous year. The increase in net cash from operations for the current year is primarily related to increased net sales and lower working capital requirements for the current year, as well as the current year’s increase in the non-cash expense for share-based compensation. Also contributing to the increase in operating cash for the current year as compared to the prior year were the prior year tax payments made in connection with the gain on the sale of Grass. The combination of accounts receivable, inventory and accounts payable and accrued expenses decreased cash by $534,000 in fiscal 2016, compared to a decrease of $2,335,000 in fiscal 2015, with the year-over-year improvement related to lower receivable and inventory turns, offset slightly by increased sales and purchasing volume. The accounts receivable collection cycle decreased to 50 days sales outstanding at January 31, 2016 compared to 52 days outstanding at the prior year end. Inventory days on hand decreased to 92 days at the end of the current fiscal year from 106 days at the prior year end.

Net cash used by investing activities for fiscal 2016 was $3,542,000, which includes $9,978,000 of proceeds from the sales and maturities of securities available for sale, which was partially offset by $5,192,000 of cash used to purchase securities available for sale, and $7,360,000 of cash used to purchase the RITEC aerospace printer business. Cash used for investing activities for fiscal 2016 also included cash used for capital expenditures of $3,061,000, consisting of $947,000 for land and building improvements; $657,000 for information technology primarily related to the purchase and implementation of the Company’s new Enterprise Resource Planning system; $663,000 for machinery and equipment; $561,000 for tools and dies; and $233,000 for furniture, fixtures and other capital expenditures.

Included in net cash used in financing activities for fiscal 2016 were dividends paid of $2,048,000. Dividends paid in fiscal 2015 were $2,128,000. The Company’s annual dividend per share was $0.28 in both fiscal 2016 and fiscal 2015. The Company did not repurchase any shares of its common stock in fiscal 2016. In fiscal 2015, the Company repurchased 500,000 shares of its common stock at a per share price of $12.50, for an aggregate repurchase price of $6,250,000. The purchase of these shares was from the estate of the former founder and chief executive officer of the Company and did not impact the shares available as part of the Company’s stock buyback program. At January 31, 2016, the Company’s Board of Directors has authorized the purchase of an additional 390,000 shares of the Company’s common stock in the future.

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

Critical Accounting Policies and Estimates

Astro-Med’s discussion and analysis of financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. Certain of our accounting policies require the application of judgment in selecting the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. We periodically evaluate the judgments and estimates used for our critical accounting policies to ensure that such judgments and estimates are reasonable for our interim and year-end reporting requirements. These judgments and estimates are based on the Company’s historical experience, current trends and information available from other sources, as appropriate. If different conditions result from those assumptions used in our judgments, the results could be materially different from our estimates. We believe the following critical accounting policies require significant judgments and estimates in the preparation of our consolidated financial statements:

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

Warranty Claims and Bad Debts: Provisions for the estimated costs for future product warranty claims and bad debts are recorded in cost of sales and general and administrative expense, respectively. The amounts recorded are generally based upon historically derived percentages while also factoring in any new business conditions that might impact the historical analysis such as new product introduction for warranty and bankruptcies of particular customers for bad debts. We also periodically evaluate the adequacy of our reserves for warranty and bad debts recorded in our consolidated balance sheet as a further test to ensure the adequacy of the recorded provisions. Warranty and bad debt analysis often involves subjective analysis of a particular customer’s ability to pay. As a result, significant judgment is required in determining the appropriate amounts to record and such judgments may prove to be incorrect in the future. We believe that our procedures for estimating such amounts are reasonable and historically have not resulted in material adjustments in subsequent periods when the estimates are adjusted to the actual amounts.

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

Income Taxes: A valuation allowance is established when it is “more-likely-than-not” that all or a portion of deferred tax assets will not be realized. A review of all available positive and negative evidence must be considered, including our performance, the market environment in which we operate, length of carryforward periods, existing sales backlog and future sales projections. If actual factors and conditions differ materially from the estimates made by management, the actual realization of the net deferred tax assets or liabilities could vary materially from the amounts previously recorded. At January 31, 2016, the Company has provided valuation allowances for future state tax benefits resulting from certain R&D tax credits which could expire unused.

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

Assets Held for Sale: Assets held for sale are reported at the lower of cost or fair value. Cost to sell are accrued separately. Assets held for sale are subject to an impairment assessment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the carrying value is no longer recoverable based upon the undiscounted future cash flows of the asset, the amount of impairment is the difference between the carrying amount and the fair value of the asset, less costs to sell.

Goodwill: Management evaluates the recoverability of goodwill annually or more frequently if events or changes in circumstances, such as declines in sales, earnings or cash flows, or material adverse changes in the business climate, indicate that the carrying value of an asset might be impaired. Goodwill is first qualitatively assessed to determine whether further impairment testing is necessary. Factors that management considers in this assessment include macroeconomic conditions, industry and market considerations, overall financial performance (both current and projected), changes in management and strategy and changes in the composition or carrying amount of net assets. If this qualitative assessment indicates that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, a two step process is then performed. Step one compares the fair value of the reporting unit with its carrying value, including goodwill. If the carrying amount exceeds the fair value of the reporting unit, step two is required to determine if there is an impairment of the goodwill. Step two compares the implied fair value of the reporting unit goodwill to the carrying amount of the goodwill. We estimate the fair value of our reporting units using the income approach based upon a discounted cash flow model. We believe that this approach is appropriate because it provides a fair value estimate based upon the reporting unit’s expected long term operating cash flow performance. In addition, we use the market approach, which compares the reporting unit to publicly-traded companies and transactions involving similar businesses, to support the conclusions based upon the income approach. The income approach requires the use of many assumptions and estimates including future revenue, expenses, capital expenditures, and working capital, as well as discount factors and income tax rates.

Share-Based Compensation: Share-based compensation expense is measured based on the estimated fair value of the share-based award when granted and is recognized as an expense over the requisite service period (generally the vesting period of the equity grant). We have estimated the fair value of each option on the date of grant using the Black-Scholes option-pricing model. Our estimate of share-based compensation requires a number of complex and subjective assumptions including our stock price volatility, employee exercise patterns (expected life of the options), the risk-free interest rate and the Company’s dividend yield. The stock price volatility assumption is based on the historical weekly price data of our common stock over a period equivalent to the weighted-average expected life of our options. Management evaluated whether there were factors during that period which were unusual and would distort the volatility figure if used to estimate future volatility and concluded that there were no such factors. In determining the expected life of the option grants, the Company has observed the actual terms of prior grants with similar characteristics and the actual vesting schedule of the grants and assessed the expected risk tolerance of different option groups. The risk-free interest rate used in the model is based on the actual U.S. Treasury zero coupon rates for bonds matching the expected term of the option as of the option grant date. The dividend assumption is based upon the prior year’s average dividend yield. No compensation expense is recognized for options that are forfeited for which the employee does not render the requisite service. Our accounting for share-based compensation for restricted stock awards (RSA) and restricted stock units (RSU) is also based on the fair value method. The fair value of the RSUs and RSAs is based on the closing market price of the Company’s common stock on the grant date of the applicable RSU or RSA.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act). Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective at January 31, 2016 to ensure that the information required to be disclosed in our Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner and (2) accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Management conducted its evaluation of the effectiveness of its internal control over financial reporting as of January 31, 2016. In making this assessment, management used the criteria set forth in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, the principal executive officer and principal financial officer believe that as of January 31, 2016, the Company’s internal control over financial reporting was effective based on criteria set forth by COSO in “Internal Control-Integrated Framework.”

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

Changes in Internal Controls over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated herein by reference to the Company’s definitive proxy statement for the 2016 Annual Meeting of Shareholders.

The following sets forth certain information with respect to all executive officers of the Company. All officers serve at the pleasure of the Board of Directors.

Name	Age	Position
Gregory A. Woods	57	President, Chief Executive Officer and Director
Joseph P. O’Connell	72	Senior Vice President, Treasurer and Chief Financial Officer
Michael M. Morawetz	56	Vice President—International Branches
Stephen M. Petrarca	53	Vice President—Operations
Erik J. Mancyak	40	Vice President and Corporate Controller
Eric E. Pizzuti	49	Vice President and General Manager—QuickLabel
Michael J. Natalizia	52	Vice President and Chief Technology Officer

Mr. Woods has served as Chief Executive Officer of the Company since February 1, 2014. Mr. Woods joined the Company in September 2012 as Executive Vice President and Chief Operating Officer and was appointed President and Chief Operating Officer on August 29, 2013. Prior to joining the Company, Mr. Woods served from January 2010 to August 2012 as Managing Director of Medfield Advisors, LLC, an advisory firm located in Medfield, Massachusetts focused on providing corporate development and strategy guidance to technology driven manufacturing firms. From 2008 to 2010, Mr. Woods served as President of Performance Motion Devices, a specialty semiconductor and electronics manufacturer located in Lincoln, Massachusetts.

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

Mr. Petrarca was appointed Vice President of Operations in 1998. He has previously held positions as General Manager of Manufacturing, Manager of Grass Operations and Manager of Grass Sales. He has been with the Company since 1980.

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

Mr. Eric E. Pizzuti was appointed Vice President and General Manager of the Company’s QuickLabel business segment on March 9, 2012. Prior to this appointment, Mr. Pizzuti held the position of Vice President and Worldwide Director of Sales for QuickLabel Systems from March 2010 and Worldwide Director of Sales from March 2006 through March 2010. Mr. Pizzuti has held various other positions since joining the Company in 1996.

Mr. Natalizia was appointed Vice President and Chief Technology Officer of the Company on March 9, 2012. Prior to this appointment, Mr. Natalizia held the position of Director of Product Development of the Company since 2005.

Code of Ethics

The Company has adopted a Code of Conduct which applies to all directors, officers and employees of the Company, including the Chief Executive Officer (“CEO”), Chief Financial Officer (“CFO”) and Corporate Controller, which meets the requirements of a “code of ethics” as defined in Item 406 of Regulation S-K. A copy of the Code of Conduct will be provided to shareholders, without charge, upon request directed to Investor Relations or can be obtained on the Company’s website, (www.astronovainc.com), under the heading “Investors—Corporate Governance—Governance Documents.” The Company intends to disclose any amendment to, or waiver of, a provision of the Code of Conduct for the CEO, CFO, Corporate Controller or persons performing similar functions by posting such information on its website.

Item 11. Executive Compensation

The information required by to this item is incorporated herein by reference to the Company’s definitive Proxy Statement for the 2016 Annual Meeting of Shareholders.

The information set forth under the heading “Compensation Committee Report” in the Company’s definitive Proxy Statement is furnished and shall not be deemed filed for purposes of Section 18 of the Exchange Act, nor be incorporated by reference in any filing under the Securities Act of 1933, as amended.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated herein by reference to the Company’s definitive Proxy Statement for the 2016 Annual Meeting of Shareholders.

Equity Compensation Plan Information

The following table sets forth information about the Company’s equity compensation plans as of January 31, 2016:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity Compensation Plans Approved by Shareholders	930,136	(1)	$11.00	(2)	406,211	(3)
Equity Compensation Plans Not Approved by Shareholders	—		—		—

Total	930,136	(1)	$11.00	(2)	392,211

(1)	Includes 47,974 shares issuable upon exercise of outstanding options granted under the Company’s 1997 incentive stock option plan; 26,500 shares issuable upon exercise of outstanding options granted under the Company’s 1998 non-qualified stock option plan; 553,462 shares issuable upon exercise of outstanding options granted and 37,200 restricted stock units outstanding under the Company’s 2007 Equity Incentive Plan; and 30,000 shares issuable upon exercise of outstanding options granted and 235,000 restricted stock units outstanding under the Company’s 2015 Equity Incentive Plan.
(2)	Does not include restricted stock units.
(3)	Represents 354,611 shares available for grant under the Astro-Med, Inc. 2007 and 2015 Equity Incentive Plans and 51,600 shares available for purchase under the Employee Stock Purchase Plan. This balance does not include 20,888 shares issued pursuant to outstanding unvested restricted stock awards which are subject to forfeiture.

Additional information regarding these equity compensation plans is contained in Note 11, “Share-Based Compensation,” in the Company’s Consolidated Financial Statements included in Item 15 hereto.

Item 13. Certain Relationships, Related Transactions and Director Independence

The information required by this item is incorporated herein by reference to the Company’s definitive Proxy Statement for the 2016 Annual Meeting of Shareholders.

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated herein by reference to the Company’s definitive Proxy Statement for the 2016 Annual Meeting of Shareholders.

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

(a)(3) Exhibits:

Exhibit Number

(2.1)	Asset Purchase Agreement dated January 11, 2014 by and between Astro-Med, Inc. (the “Company”) and Miltope Corporation (d/b/a VT Miltope, a company of VT Systems), an Alabama corporation (the “Seller”), as amended by that Amendment to Asset Purchase Agreement dated January 22, 2014, by and between the Company and the Seller (filed as Exhibit No. 2.1 to the Company’s report on Form 8-K dated January 22, 2014 and by this reference incorporated herein).

(2.2)	Asset Purchase Agreement dated January 5, 2013 by and among Astro-Med, Inc. (the “Company”), Grass Technologies Corporation (“Grass”) and Natus Medical Incorporated (“Natus”), as amended by First Amendment to Asset Purchase Agreement dated as of January 31, 2013, by and among the Company, Grass and Natus (filed as Exhibit No. 2.1 to the Company’s report on Form 8-K dated February 4, 2013 and by this reference incorporated herein).

(2.3)	Asset Purchase Agreement dated June 18, 2015 by and among Astro-Med, Inc. (the “Company”), and Rugged Information Technology Equipment Corp. (“RITEC”).*

(3A)	Articles of Incorporation of the Company and all amendments thereto (filed as Exhibit No. 3A to the Company’s report on Form 10-Q for the quarter ended August 1, 1992 (File No. 000-13200) and by this reference incorporated herein).

(3B)	By-laws of the Company as amended to date (filed as Exhibit No. 3B to the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2008 (File No. 000-13200) and by this reference incorporated herein).

(4)	Specimen form of common stock certificate of the Company.

(10.1)	Astro-Med, Inc. Non-Employee Director Stock Plan filed as Exhibit 4.3 to Registration Statement on Form S-8 filed on March 28, 1997, Registration No. 333-24123, and incorporated by reference herein.**

(10.2)	Astro-Med, Inc. 1997 Incentive Stock Option Plan, as amended, filed as Exhibit 4.3 to Registration Statements on Form S-8 filed on August 28, 1998, Registration No. 333-93565, and incorporated by reference herein.**

(10.3)	Astro-Med, Inc. 1998 Non-Qualified Stock Option Plan, as amended, filed as Exhibit 4.3 to Registration Statement on Form S-8 filed on August 28, 1998, Registration No. 333-62431 and incorporated by reference herein.**

(10.4)	Astro-Med, Inc. 2007 Equity Incentive Plan as filed as Appendix A to the Definitive Proxy Statement filed on April 25, 2007 on Schedule 14A (File No. 000-13200) for the 2007 annual shareholders meeting and incorporated by reference herein.**

(10.5)	Astro-Med, Inc. Management Bonus Plan (Group III) filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the period ended May 3, 2014, and by this reference incorporated herein.**

(10.6)	Astro-Med, Inc. Management Bonus Plan—Vice President International Branches filed as Exhibit 10.9 to the Company’s Annual Report on Form 10-K (File No. 000-13200) for the year ended January 31, 2009 and by this reference incorporated herein.**

(10.7)	Astro-Med, Inc. Amended and Restated Non-Employee Directors Compensation Program filed as Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the period ended May 3, 2014 and by this reference incorporated herein.**

(10.8)	Form of Performance-Based Restricted Stock Unit Award Agreement filed as Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the period ended April 28, 2012 and by this reference incorporated herein.**

Exhibit Number

(10.9)	Transition Services Agreement dated January 5, 2013 by and between the Company and Natus, as amended by First Amendment to Transition Services Agreement dated as of January 31, 2013, by and between the Company and Natus filed as Exhibit No. 10.1 to the Company’s report on Form 8-K dated February 4, 2013 and by this reference incorporated herein.

(10.10)	Release and Non-Competition Agreement dated as of February 1, 2014 by and between the Company and Everett V. Pizzuti filed as Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended January 31, 2014 and by this reference incorporated herein.**

(10.11)	Three-Year Revolving Line of Credit Agreement dated September 5, 2014 by and between the Company and Wells Fargo Bank filed as Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q for the period ended November 1, 2014 and by this reference incorporated herein.

(10.12)	Equity Incentive Award Agreement dated as of November 24, 2014 by and between the Company and Gregory A. Woods filed as Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended January 31, 2015 and by this reference incorporated herein.**

(10.13)	Change in Control Agreement dated as of November 24, 2014 by and between the Company and Gregory A. Woods filed as Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended January 31, 2015 and by this reference incorporated herein.**

(10.14)	Stock Repurchase Agreement dated as of December 4, 2014 by and among Astro-Med, Inc. and Albert W. Ondis III, Alexis Ondis and April Ondis, each in his or her capacity as a Co-Executor of the Estate of Albert W. Ondis filed on Form 8-K on December 4, 2014 and incorporated by reference herein.

(10.15)	Senior Executive Short Term Incentive Plan adopted March 27, 2015 filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended May 2, 2015 and by this reference incorporated herein.**

(10.16)	General Manager Employment Contract dated November 18, 2014 by and among Astro-Med, Inc. and Michael Morawetz filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended May 2, 2015 and by this reference incorporated herein.**

(10.17)	Form of Indemnification Agreement for directors and officers filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended October 31, 2015 and by this reference incorporated herein.**

(21)	List of Subsidiaries of the Company.

(23.1)	Consent of Wolf & Company, P.C.

(31.1)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1)	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(101)	The following materials from Registrant’s Annual Report on Form 10-K for the year ended January 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements. Filed electronically herein.

*	Schedules to this Exhibit have been omitted in reliance on Item 601(b)(2) of Regulation S-K. The Company will furnish copies of any such schedules to the SEC upon request.
**	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASTRO-MED, INC. (Registrant)

Date: April 8, 2016	By:	/S/ GREGORY A. WOODS
(Gregory A. Woods, Chief Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Name	Title	Date

/S/ GREGORY A. WOODS Gregory A. Woods	President, Chief Executive Officer and Director (Principal Executive Officer)	April 8, 2016

/S/ JOSEPH P. O’CONNELL Joseph P. O’Connell	Senior Vice President, Treasurer and Chief Financial Officer (Principal Financial Officer)	April 8, 2016

/S/ ERIK J. MANCYAK Erik J. Mancyak	Vice President and Corporate Controller (Principal Accounting Officer)	April 8, 2016

/S/ HERMANN VIETS Hermann Viets	Chairman of the Board of Directors and Director	April 8, 2016

/S/ EVERETT V. PIZZUTI Everett V. Pizzuti	Director	April 8, 2016

/S/ GRAEME MACLETCHIE Graeme MacLetchie	Director	April 8, 2016

/S/ MITCHELL I. QUAIN Mitchell I. Quain	Director	April 8, 2016

/S/ HAROLD SCHOFIELD Harold Schofield	Director	April 8, 2016

/S/ APRIL ONDIS April Ondis	Director	April 8, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of

Astro-Med, Inc.

We have audited the accompanying consolidated balance sheets of Astro-Med, Inc. (the “Company”) as of January 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for the years then ended. Our audit also included the financial statement schedule listed in the index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Astro-Med, Inc. as of January 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the two years in the period ended January 31, 2016, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Wolf & Company, P.C.

Boston, Massachusetts

April 8, 2016

ASTRO-MED, INC.

CONSOLIDATED BALANCE SHEETS

As of January 31

(In Thousands, Except Share Data)

	2016	2015
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$10,043	$7,958
Securities Available for Sale	10,376	15,174
Accounts Receivable, net of reserves of $404 in 2016 and $343 in 2015	15,325	14,107
Inventories	14,890	15,582
Line of Credit Receivable	150	173
Note Receivable	191	255
Asset Held for Sale	—	1,900
Prepaid Expenses and Other Current Assets	3,539	4,140

Total Current Assets	54,514	59,289
PROPERTY, PLANT AND EQUIPMENT
Land and Improvements	967	904
Buildings and Improvements	11,350	10,551
Machinery and Equipment	27,396	25,368

	39,713	36,823
Less Accumulated Depreciation	(29,906)	(28,444)

Total Property, Plant and Equipment, net	9,807	8,379
OTHER ASSETS
Note Receivable	—	256
Deferred Tax Assets	3,049	2,629
Identifiable Intangibles, net	5,980	2,698
Goodwill	4,521	991
Other	92	88

Total Other Assets	13,642	6,662

TOTAL ASSETS	$77,963	$74,330

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts Payable	$3,192	$3,155
Accrued Compensation	3,436	3,302
Other Accrued Expenses	2,209	2,343
Deferred Revenue	529	621
Income Taxes Payable	182	148

Total Current Liabilities	9,548	9,569
Deferred Tax Liabilities	78	83
Other Long Term Liabilities	964	1,167

TOTAL LIABILITIES	10,590	10,819

Commitments and Contingencies (See Note 19)

SHAREHOLDERS’ EQUITY
Preferred Stock, $10 Par Value, Authorized 100,000 shares, None Issued	—	—
Common Stock, $0.05 Par Value, Authorized 13,000,000 shares; Issued 9,666,290 shares in 2016 and 9,544,864 shares in 2015	483	477
Additional Paid-in Capital	45,675	43,600
Retained Earnings	42,212	39,735
Treasury Stock, at Cost, 2,323,545 shares in 2016 and 2,293,606 shares in 2015	(20,022)	(19,602)
Accumulated Other Comprehensive Loss, Net of Tax	(975)	(699)

Total Shareholders’ Equity	67,373	63,511

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$77,963	$74,330

See Notes to the Consolidated Financial Statements.

ASTRO-MED, INC.

CONSOLIDATED STATEMENTS OF INCOME

For the years ended January 31

(In Thousands, Except Per Share Data)

	2016	2015
Net Sales	$94,658	$88,347
Cost of Sales	56,500	51,370

Gross Profit	38,158	36,977
Costs and Expenses:
Selling and Marketing	18,249	18,289
Research and Development	6,945	5,802
General and Administrative	7,030	5,655

Operating Expenses	32,224	29,746

Operating Income	5,934	7,231
Other Income (Expense):
Investment Income	72	81
Other, Net	903	(380)

	975	(299)

Income before Income Taxes	6,909	6,932
Income Tax Provision	2,384	2,270

Net Income	$4,525	$4,662

Net Income Per Common Share—Basic	$0.62	$0.61

Net Income Per Common Share—Diluted	$0.61	$0.60

Weighted Average Number of Common Shares Outstanding—Basic	7,288	7,612
Dilutive Effect of Common Stock Equivalents	183	222

Weighted Average Number of Common Shares Outstanding—Diluted	7,471	7,834

Dividends Declared Per Common Share	$0.28	$0.28

See Notes to the Consolidated Financial Statements.

ASTRO-MED, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the years ended January 31

(In Thousands)

	2016	2015
Net Income	$4,525	$4,662
Other Comprehensive Loss, net of taxes and reclassification adjustments:
Foreign currency translation adjustments	(269)	(866)
Unrealized loss on securities available for sale	(7)	(9)

Other Comprehensive Loss	(276)	(875)

Comprehensive Income	$4,249	$3,787

See Notes to the Consolidated Financial Statements.

ASTRO-MED, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

($ In Thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount
Balance January 31, 2014	9,291,225	$465	$41,235	$37,201	$(12,463)	$176	$66,614
Share-based compensation	—	—	511	—	—	—	511
Employee option exercises	227,512	11	1,887	—	(889)	—	1,009
Tax benefit of employee stock options	—	—	107	—	—	—	107
Restricted stock awards vested, net	26,127	1	(140)	—	—	—	(139)
Repurchases of common stock	—	—	—	—	(6,250)	—	(6,250)
Dividends paid	—	—	—	(2,128)	—	—	(2,128)
Net income	—	—	—	4,662	—	—	4,662
Other comprehensive loss	—	—	—	—	—	(875)	(875)

Balance January 31, 2015	9,544,864	$477	$43,600	$39,735	$(19,602)	$(699)	$63,511
Share-based compensation	—	—	1,209	—	—	—	1,209
Employee option exercises	98,734	5	802	—	(371)	—	436
Tax benefit of employee stock options	—	—	65	—	—	—	65
Restricted stock awards vested, net	22,692	1	(1)	—	(49)	—	(49)
Dividends paid	—	—	—	(2,048)	—	—	(2,048)
Net income	—	—	—	4,525	—	—	4,525
Other comprehensive loss	—	—	—	—	—	(276)	(276)

Balance January 31, 2016	9,666,290	$483	$45,675	$42,212	$(20,022)	$(975)	$67,373

See Notes to the Consolidated Financial Statements.

ASTRO-MED, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended January 31

(In Thousands)

	2016	2015
Cash Flows from Operating Activities:
Net Income	$4,525	$4,662
Adjustments to Reconcile Net Income to Net Cash Provided By Operating Activities:
Depreciation and Amortization	2,065	2,063
Share-Based Compensation	1,209	511
Deferred Income Tax Benefit	(422)	(636)
Excess Tax Benefit From Share-Based Compensation	(65)	(107)
Write-down of Asset Held for Sale	—	220
Changes in Assets and Liabilities, Net of Impact of Acquisitions:
Accounts Receivable	(1,285)	(2,741)
Inventories	600	(404)
Accounts Payable and Accrued Expenses	151	810
Income Taxes Payable	412	(1,747)
Other	537	(1,140)

Net Cash Provided by Operating Activities	7,727	1,491

Cash Flows from Investing Activities:
Proceeds from Sales/Maturities of Securities Available for Sale	9,978	12,885
Purchases of Securities Available for Sale	(5,192)	(9,306)
Acquisition of RITEC’s Aerospace Printer Business	(7,360)	—
Net Proceeds Received for Sale of Asset Held for Sale	1,698	—
Release of Funds Held in Escrow From Sale of Grass	—	1,800
Proceeds Received on Disposition of Grass Inventory	—	2,355
Payments Received on Line of Credit and Note Receivable	395	258
Additions to Property, Plant and Equipment	(3,061)	(2,247)

Net Cash Provided (Used) by Investing Activities	(3,542)	5,745

Cash Flows from Financing Activities:
Net Proceeds from Common Shares Issued Under Employee Benefit Plans and Employee Stock Option Plans, Net of Payment of Minimum Tax Withholdings	387	870
Purchase of Treasury Stock	—	(6,250)
Excess Tax Benefit from Share-Based Compensation	65	107
Dividends Paid	(2,048)	(2,128)

Net Cash Used in Financing Activities	(1,596)	(7,401)

Effect of Foreign Exchange Rate Changes on Cash and Cash Equivalents	(504)	(218)

Net Increase (Decrease) in Cash and Cash Equivalents	2,085	(383)
Cash and Cash Equivalents, Beginning of Year	7,958	8,341

Cash and Cash Equivalents, End of Year	$10,043	$7,958

Supplemental Information:
Cash Paid During the Period for:
Income Taxes, Net of Refunds	$2,257	$4,566

See Notes to the Consolidated Financial Statements.

ASTRO-MED, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2016 and 2015

Note 1—Summary of Significant Accounting Policies

Basis of Presentation: The accompanying financial data have been prepared by us pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (SEC) and are presented in conformity with U.S. generally accepted accounting principles (U.S. GAAP). Our fiscal year end is January 31. Unless otherwise stated, all years and dates refer to our fiscal year.

Principles of Consolidation: The consolidated financial statements include the accounts of Astro-Med, Inc. and its subsidiaries. All material intercompany accounts and transactions are eliminated in consolidation.

Reclassification: Certain amounts in prior year’s financial statements have been reclassified to conform to the current year’s presentation.

Use of Estimates: The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect these financial statements and accompanying notes. Some of the more significant estimates relate to the allowances for doubtful accounts and credits, inventory valuation, valuation and estimated lives of intangible assets, impairment of long-lived assets, asset held for sale, goodwill, income taxes, share-based compensation and warranty reserves. Management’s estimates are based on the facts and circumstances available at the time estimates are made, past historical experience, risk of loss, general economic conditions and trends, and management’s assessments of the probable future outcome of these matters. Consequently, actual results could differ from those estimates.

Cash and Cash Equivalents: Highly liquid investments with an original maturity of 90 days or less are considered to be cash equivalents. Similar investments with original maturities beyond three months are classified as securities available for sale. Cash of $2,959,000 and $2,995,000 was held in foreign bank accounts at January 31, 2016 and 2015, respectively.

Securities Available for Sale: Securities available for sale are carried at fair value based on quoted market prices, where available. The difference between cost and fair value, net of related tax effects, is recorded as a component of accumulated other comprehensive loss in shareholders’ equity.

Inventories: Inventories are stated at the lower of cost (first-in, first-out) or market and include material, labor and manufacturing overhead.

Property, Plant and Equipment: Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation is provided on the straight-line basis over the estimated useful lives of the assets (land improvements—10 to 20 years; buildings and improvements—10 to 45 years; machinery and equipment—3 to 10 years). Depreciation expense was $1,567,000 for fiscal 2016 and $1,361,000 for 2015.

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

We have evaluated the deliverables in our multiple-element arrangements and concluded that they are separate units of accounting if the delivered item or items have value to the customer on a standalone basis and delivery or performance of the undelivered item(s) is considered probable and substantially in our control. We allocate revenue to each element in our multiple-element arrangements based upon their relative selling prices. We determine the selling price for each deliverable based on a selling price hierarchy. The selling price for a deliverable is based on vendor specific objective evidence (VSOE) if available, third-party evidence (TPE) if VSOE is not available, or estimated selling price (ESP) if neither VSOE nor TPE is available. Revenue allocated to each element is then recognized when the basic revenue recognition criteria for that element has been met.

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

Research and Development Costs: Astro-Med charges costs to expense in the period incurred, and these expenses are presented in the consolidated statement of income. Included in research and development expense are the following: salaries and benefits, external engineering service costs, engineering related information costs and supplies.

Foreign Currency Translation: The financial statements of foreign subsidiaries and branches are measured using the local currency as the functional currency. Foreign currency denominated assets and liabilities are translated into U.S. dollars at year-end exchange rates with the translation adjustment recorded as a component of accumulated comprehensive income (loss) in shareholders’ equity. Revenues and expenses are translated at the monthly average exchange rates. We do not provide for U.S. income taxes on foreign currency translation adjustments associated with our German subsidiary since its undistributed earnings are considered to be permanently invested. Our net foreign exchange losses were $323,000 and $219,000 for fiscal 2016 and 2015, respectively.

Advertising: Astro-Med expenses advertising costs as incurred. Advertising costs including advertising production, trade shows and other activities are designed to enhance demand for our products and amounted to approximately $1,058,000 and $1,717,000 in fiscal 2016 and 2015, respectively.

Long-Lived Assets: Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. If the projected undiscounted cash flows are less than the carrying value, then an impairment charge would be recorded for the excess of the carrying value over the fair value, as determined by the discounting of future cash flows. For both 2016 and 2015, these were no impairment charges for long-lived assets.

Assets Held for Sale: Assets held for sale are reported at the lower of cost or fair value. Cost to sell are accrued separately. Astro-Med’s former Grass facility located in Rockland, Massachusetts met the held for sale classification criteria for the period ended January 31, 2015. The Company estimated the fair value of the Rockland facility using the market values for similar properties and estimated the fair value less the cost to sell and was considered a Level 2 asset in as defined in ASC 820, “Fair Value Measurements.” Refer to Note 20, “Fair Value Measurements,” for further details.

Intangible Assets: Intangible assets include the value of customer relationships, non-competition agreements and backlog rights acquired in connection with business acquisitions and are stated at cost (fair value at acquisition) less accumulated amortization. These intangible assets have a definite life and are amortized over the assets’ useful lives using a systematic and rational basis which is representative of the assets’ use. Intangible assets with a definite life are tested for impairment whenever events or circumstances indicate that the carrying amount of an asset (asset group) may not be recoverable. If necessary, an impairment loss is recognized when the carrying amount of an asset exceeds the estimated undiscounted cash flows used in determining the fair value of the asset. The amount of the impairment loss recorded is calculated by the excess of the asset’s carrying value over its fair value. Fair value is generally determined using a discounted cash flow analysis. For both 2016 and 2015, there were no impairment charges for intangible assets.

Goodwill: Management evaluates the recoverability of goodwill annually or more frequently if events or changes in circumstances, such as declines in sales, earnings or cash flows, or material adverse changes in the business climate, indicate that the carrying value of an asset might be impaired. Goodwill is first qualitatively assessed to determine whether further impairment testing is necessary. Factors that management considers in this assessment include macroeconomic conditions, industry and market considerations, overall financial performance (both current and projected), changes in management and strategy and changes in the composition or carrying amount of net assets. If this qualitative assessment indicates that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, a two-step process is then performed. Step one compares the fair value of the reporting unit with its carrying value, including goodwill. If the carrying amount exceeds the fair value of the reporting unit, step two is required to determine if there is an impairment of the goodwill. Step two compares the implied fair value of the reporting unit goodwill to the carrying amount of the goodwill. We estimate the fair value of our reporting units using the income approach based upon a discounted cash flow model. We believe that this approach is appropriate because it provides a fair value estimate based upon the reporting unit’s expected long–term operating cash flow performance. In addition, the Company uses the market approach, which compares the reporting unit to publicly-traded companies and transactions involving similar business, to support the conclusions based upon the income approach. The income approach requires the use of many assumptions and estimates including future revenue, expenses, capital expenditures, and working capital, as well as discount factors and income tax rates.

We performed a qualitative assessment for our 2016 analysis of goodwill. Based on this assessment, management does not believe that it is more likely than not that the carrying value of the reporting units exceed their fair values. Accordingly, no further testing was performed as management believes that there are no impairment issues in regards to goodwill at this time.

Income Taxes: Astro-Med uses the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial reporting basis and tax basis of the assets and liabilities and are measured using enacted tax rates that will be in effect when the differences are expected to reverse. An allowance against deferred tax assets is recognized when it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized. At January 31, 2016 and 2015, a valuation allowance was provided for deferred tax assets attributable to certain state R&D credit carryforwards.

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

Net Income Per Common Share: Basic net income per share is based on the weighted average number of shares outstanding during the period. Diluted net income per share is based on the basic weighted average number of shares and potential common equivalent shares for stock options, restricted stock awards and restricted stock units outstanding during the period using the treasury stock method. In fiscal years 2016 and 2015, there were 425,200 and 156,600, respectively, of common equivalent shares that were not included in the computation of diluted net income per common share because their inclusion would be anti-dilutive.

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

Share-Based Compensation: Share-based compensation expense is measured based on the estimated fair value of the share-based award when granted and is recognized as an expense over the requisite service period (generally the vesting period of the equity grant). We have estimated the fair value of each option on the date of grant using the Black-Scholes option-pricing model. Our estimate of share-based compensation requires a number of complex and subjective assumptions including our stock price volatility, employee exercise patterns (expected life of the options), the risk-free interest rate and the Company’s dividend yield. The stock price volatility assumption is based on the historical weekly price data of our common stock over a period equivalent to the weighted average expected life of our options. Management evaluated whether there were factors during that period which were unusual and would distort the volatility figure if used to estimate future volatility and concluded that there were no such factors. In determining the expected life of the option grants, the Company has observed the actual terms of prior grants with similar characteristics and the actual vesting schedule of the grant and has assessed the expected risk tolerance of different option groups. The risk-free interest rate is based on the actual U.S. Treasury zero coupon rates for bonds matching the expected term of the option as of the option grant date. The dividend assumption is based upon the prior year’s average dividend yield. No compensation expense is recognized for options that are forfeited for which the employee does not render the requisite service. Our accounting for share-based compensation for restricted stock awards (RSA) and restricted stock units (RSU) is also based on the fair value method. The fair value of the RSUs and RSAs is based on the closing market price of the Company’s common stock on the grant date.

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

Recent Accounting Pronouncements:

Leases

In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-02, “Leases (Topic 842).” ASU 2016-02 will supersede current guidance related to accounting for leases and is intended to increase transparency and comparability among organizations by requiring lessees to recognize assets and liabilities in the balance sheet for operating leases with lease terms greater than twelve months. The update also requires improved disclosures to help users of financial statements better understand the amount, timing and uncertainty of cash flows arising from leases. ASU 2016-02 will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years (Q1 fiscal 2020 for Astro-Med), with early adoption permitted. At adoption, this update will be applied using a modified retrospective approach. The Company is currently evaluating the effect of this new guidance on the Company’s consolidated financial statements.

Income Taxes

In November 2015, the FASB issued ASU 2015-17, “Income Taxes (Topic 740).” ASU 2015-17 amended guidance applicable to the presentation of income taxes and requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet rather than being separated into current and noncurrent. This amendment represents a change in accounting principle and is effective for annual periods beginning after December 15, 2016 and interim periods within those annual periods. Early adoption is permitted. As permitted by the standard, we adopted the new presentation retrospectively, beginning on February 1, 2014. As a result, all of the Company’s deferred taxes are presented as non-current in the accompanying consolidated balance sheets for the periods ended January 31, 2016 and 2015.

Inventory

In July 2015, the FASB issued ASU 2015-11, “Inventory (Topic 330).” ASU 2015-11 requires inventory to be measured at the lower of cost and net realizable value instead of at lower of cost or market. This guidance does not apply to inventory that is measured using last-in, first out (LIFO) or the retail inventory method but applies to all other inventory including inventory measured using first-in, first-out (FIFO) or the average cost method. ASU 2015-11 will be effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years (Q1 fiscal 2018 for Astro-Med) and should be applied prospectively. Early adoption is permitted as of the beginning of an interim or annual reporting period. Astro-Med is currently evaluating the effect of this new guidance on the Company’s consolidated financial statements.

Revenue Recognition

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).” ASU 2014-09 completes the joint effort by the FASB and International Accounting Standards Board (IASB) to improve financial reporting by creating common revenue recognition guidance for U.S. GAAP and International Financial Reporting Standards (IFRS). ASU 2014-09 applies to all companies that enter into contracts with customers to transfer goods or services. In August 2015, the FASB modified ASU 2014-09 to be effective for annual reporting periods beginning after December 15, 2017 (Q1 fiscal 2019 for Astro-Med), including interim periods within that reporting period. As modified, the FASB permits the adoption of the new revenue standard early, but not before annual periods beginning after December 15, 2016. Entities have the choice to apply ASU 2014-09 either retrospectively to each reporting period presented or by recognizing the cumulative effect of applying ASU 2014-09 at the date of initial application and not adjusting comparative information. The Company is currently evaluating the requirements of ASU 2014-09 and has not yet determined its impact on the Company’s consolidated financial statements.

Note 2—Acquisition

On June 19, 2015, Astro-Med completed the acquisition of the aerospace printer product line for civil and commercial aircraft from Rugged Information Technology Equipment Corporation (RITEC) under the terms of an Asset Purchase Agreement dated June 18, 2015. The products of RITEC consist of aerospace printers for use in commercial aircraft sold primarily to aircraft manufacturers, tier one contractors and directly to airlines around the world. Astro-Med’s aerospace printer product line is part of the Test & Measurement (T&M) product group and is reported as part of the T&M segment. The Company began shipment of the RITEC products in the third quarter of fiscal 2016.

The purchase price of the acquisition was $7,360,000 which was funded using available cash and investment securities. Of the $7,360,000 purchase price, $750,000 is being held in escrow for twelve months following the acquisition date to support an indemnity to the Company in the event of any breach in the representations, warranties or covenants of RITEC. The assets acquired consist principally of accounts receivables and certain intangible assets. Acquisition related costs of approximately $109,000 are included in the general and administrative expenses in the Company’s consolidated statements of income for fiscal year ended 2016. The acquisition was accounted for under the acquisition method in accordance with the guidance provided by FASB ASC 805, “Business Combinations.”

Astro-Med also entered into a Transition Services Agreement, under which RITEC will provide transition services and continue to manufacture products in the acquired product line until the Company transitions the manufacturing to its West Warwick, Rhode Island facility, which the Company anticipates will occur in the second quarter of fiscal 2017. Upon expiration of the Transition Services Agreement, Astro-Med will purchase any inventory held by RITEC at its book value (net of reserves), which the Company estimates will be approximately $150,000.

Also as part of the Asset Purchase Agreement, Astro-Med entered into a License Agreement, which grants RITEC certain rights to use the intellectual property acquired by the Company in the design, development, marketing, manufacture, sale and servicing of aerospace printers for aircraft sold to the military end-user market and printers sold to other non-aircraft market segments. RITEC will pay royalties equal to 7.5% of the sales price on all products sold into the military end-user aircraft market during the first five years of the License Agreement.

The purchase price of the acquisition has been allocated on the basis of the fair value as follows:

(In thousands)
Accounts Receivable	$50
Identifiable Intangible Assets	3,780
Goodwill	3,530

Total Purchase Price	$7,360

The fair value of the intangible assets acquired was estimated by applying the income approach. This fair value measurement is based on significant inputs that are not observable in the market and therefore, represent a Level 3 measurement as defined in ASC 820, “Fair Value Measurement and Disclosure.” Key assumptions include (1) a weighted average cost of capital of 15.5%; (2) a range of earnings projections from $110,000-$700,000 and (3) a range of contract renewal probability from 30%-100%.

Goodwill of $3,530,000, which is deductible for tax purposes, represents the excess of the purchase price over the estimated fair value assigned to the tangible and identifiable intangible assets acquired from RITEC. The carrying amount of the goodwill was allocated to the T&M segment of the Company.

The following table reflects the fair value of the acquired identifiable intangible assets and related estimated useful lives:

(In thousands)	Fair Value	Useful Life (Years)
Customer Contract Relationships	$2,830	10
Non-Competition Agreement	950	5

Total	$3,780

Assuming the acquisition of RITEC occurred on February 1, 2014, the impact on net sales, net income and earnings per share would not have been material to the Company for the years ended January 31, 2016 and 2015.

Note 3—Intangible Assets

Intangible assets are as follows:

	January 31, 2016			January 31, 2015
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Miltope:
Customer Contract Relationships	$3,100	$(758)	$2,342	$3,100	$(402)	$2,698
Backlog	—	—	—	300	(300)	—
RITEC:
Customer Contract Relationships	2,830	(31)	2,799	—	—	—
Non-Competition Agreement	950	(111)	839	—	—	—

Intangible assets, net	$6,880	$(900)	$5,980	$3,400	$(702)	$2,698

There were no impairments to intangible assets during the periods ended January 31, 2016 and 2015. Amortization expense of $498,000 and $702,000 in regards to the above acquired intangibles has been included in the consolidated statements of income for years ended January 31, 2016 and 2015, respectively.

Estimated amortization expense for the next five years is as follows:

(In thousands)	2017	2018	2019	2020	2021
Estimated amortization expense	$715	$774	$769	$803	$706

Note 4—Securities Available for Sale

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

The fair value, amortized cost and gross unrealized gains and losses of the securities are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(In thousands)
January 31, 2016
State and Municipal Obligations	$10,363	$15	$(2)	$10,376

January 31, 2015
State and Municipal Obligations	$15,150	$26	$(2)	$15,174

The contractual maturity dates of these securities are as follows:

	January 31
	2016	2015
(In thousands)
Less than one year	$3,833	$9,470
One to three years	6,543	5,704

	$10,376	$15,174

Actual maturities may differ from contractual dates as a result of sales or earlier issuer redemptions.

Note 5—Inventories

The components of inventories are as follows:

	January 31
	2016	2015
(In thousands)
Materials and Supplies	$10,197	$10,600
Work-in-Progress	1,025	765
Finished Goods	7,491	7,372

	18,713	18,737
Inventory Reserve	(3,823)	(3,155)

Balance at January 31	$14,890	$15,582

Included within finished goods inventory is $1,354,000 and $1,030,000 of demonstration equipment at January 31, 2016 and 2015, respectively.

Note 6—Accrued Expenses

Accrued expenses consisted of the following:

	January 31
	2016	2015
(In thousands)
Warranty	$400	$375
Product Replacement Cost Reserve	278	353
Professional Fees	328	256
Executive Retirement Package	—	250
Dealer Commissions	221	163
Other	982	946

	$2,209	$2,343

Note 7—Line of Credit

Astro-Med has a $10 million revolving line of credit available to be used as needed for ongoing working capital requirements, business acquisitions or general corporate purposes. Any borrowings made under the line of credit bear interest at either a fluctuating base rate equal to the highest of (i) the Prime Rate, (ii) 1.50% above the daily one month LIBOR, and (iii) the Federal Funds Rate in effect plus 1.50% or at a fixed rate of LIBOR plus an agreed upon margin of between 0% and 2.25%, based on the Company’s funded debt to EBITDA ratio as defined in the agreement. In addition, the agreement provides for two financial covenant requirements, namely, Total Funded Debt to Adjusted EBITDA (as defined) of not greater than 3 to 1 and a Fixed Charge Coverage Ratio (as defined) of not less than 1.25 to 1, both measured at the end of each quarter on a rolling four quarter basis. As of January 31, 2016, there have been no borrowings against this line of credit and the Company was in compliance with its financial covenants. Under the terms, the line of credit will expire on August 30, 2017.

Note 8—Note Receivable and Revolving Line of Credit Receivable

On January 30, 2012, we completed the sale of our label manufacturing operations in Asheboro, North Carolina to Label Line Ltd. The net sales price of $1,000,000 was received in the form of a promissory note issued by Label Line Ltd. and is fully secured by a first lien on various collateral, including the Asheboro plant and plant assets. The note bears interest at 3.75% and is payable in sixteen quarterly installments of principal and interest which commenced on January 30, 2013. As of January 31, 2016, $191,000 remains outstanding on this note which approximates its estimated fair value.

The terms of the Asheboro sale also included an agreement for Astro-Med to provide Label Line Ltd. with additional financing in the form of a revolving line of credit of $600,000, which is fully secured by a first lien on various collateral, including the Asheboro plant and plant assets. This line of credit bears interest at a rate equal to the United States prime rate plus an additional margin of two percent of the outstanding credit balance (5.25% at January 31, 2016). Although the initial term was for a period of one-year from the date of the sale, the agreement had been extended through January 31, 2016. As of January 31, 2016, $150,000 remains outstanding on this revolving line of credit. Subsequent to fiscal 2016 year-end, the agreement was amended to extend the term of the agreement through January 31, 2017.

Note 9—Accumulated Other Comprehensive Loss

The changes in the balance of accumulated other comprehensive loss by component are as follows:

(In thousands)	Foreign Currency Translation Adjustments	Unrealized Holding Gain (Loss) on Available for Sale Securities	Total
Balance at January 31, 2014	$152	$24	$176
Other Comprehensive Loss	(866)	(9)	(875)
Amounts Reclassified to Net Income	—	—	—

Net Other Comprehensive Loss	(866)	(9)	(875)

Balance at January 31, 2015	(714)	15	(699)
Other Comprehensive Loss	(269)	(7)	(276)
Amounts Reclassified to Net Income	—	—	—

Net Other Comprehensive Loss	(269)	(7)	(276)

Balance at January 31, 2016	$(983)	$8	$(975)

The amounts presented above in other comprehensive loss are net of taxes except for translation adjustments associated with our German subsidiary.

Note 10—Shareholders’ Equity

During fiscal 2016, the Company did not repurchase any shares of its common stock except as described below in connection with the exercise of employee stock options.

During fiscal 2015, the Company repurchased 500,000 shares of the Company’s common stock from the Estate of Albert W. Ondis for an aggregate purchase price of $6,250,000. Prior to entering into the Stock Purchase Agreement, the Company obtained an opinion from an independent investment banking firm as to the fairness, from a financial point of view, to the public shareholders of the Company other than the selling shareholders, of the consideration paid by the Company in the transaction. The purchase was funded using existing cash on hand. This transaction did not impact the number of shares authorized for repurchase under the Company’s current repurchase program.

During fiscal 2016 and 2015, certain of the Company’s employees delivered a total of 29,939 and 62,797 shares, respectively, of the Company’s common stock to satisfy the exercise price and related taxes for stock options exercised and restriction stock vesting. The shares delivered were valued at a total of $420,000 and $889,000, respectively, and are included in treasury stock in the accompanying consolidated balance sheets at January 31, 2016 and 2015. These transactions did not impact the number of shares authorized for repurchase under the Company’s current repurchase program.

As of January 31, 2016, the Company’s Board of Directors has authorized the purchase of up to an additional 390,000 shares of the Company’s common stock on the open market or in privately negotiated transactions.

Note 11—Share-Based Compensation

Astro-Med maintains the following share-based compensation plans:

Stock Plans:

Astro-Med has two equity incentive plans – the 2007 Equity Incentive Plan (the “2007 Plan”) and the 2015 Equity Incentive Plan (the “2015 Plan”). Under these plans, the Company may grant incentive stock options, non-qualified stock options, stock appreciation rights, time or performance based restricted stock units (RSUs), restricted stock awards (RSAs), and other stock-based awards to executives, key employees, directors and other eligible individuals. At January 31, 2016, 106,347 shares were available for grant under the 2007 Plan, of which 100,000 are reserved for stock options that the Company is obligated to issue to its CEO in fiscal years 2017 and 2018 pursuant to an Equity Incentive Award Agreement dated as of November 24, 2014 (the “CEO Equity Incentive Agreement”). The 2007 Plan will expire in May 2017. The 2015 Plan was approved by the Company’s shareholders at the 2015 annual meeting. The 2015 Plan authorizes the issuance of up to 500,000 shares (subject to adjustment for stock dividends and stock splits) and will expire in May 2025. At January 31, 2016, 234,264 shares were available for grant under the 2015 Plan. Options granted to date to employees under both plans vest over four years and expire after ten years. The exercise price of each stock option is established at the discretion of the Compensation Committee; however, any incentive stock options granted under the 2007 plan, and all options granted under the 2015 Plan, must be at an exercise price of not less than the fair market value of the Company’s common stock on the date of grant.

Under the plans, each non-employee director receives an automatic annual grant of ten-year options to purchase 5,000 shares of stock upon the adjournment of each shareholders meeting. Each such option is exercisable at the fair market value of the Company’s common stock as of the grant date, and vests immediately prior to the next succeeding shareholders’ meeting. During the second quarter of fiscal 2016, 25,000 options in total were granted to the non-employee directors. In addition to the automatic option grant, the Company has a Non-Employee Director Annual Compensation Program (the “Program”) which provides that each non-employee director is entitled to an annual cash retainer of $7,000 (the “Annual Cash Retainer”), plus $500 for each Board and committee meeting attended. In addition, the Chairman of the Board also receives an annual retainer of $6,000, and the Chairs of the Audit and Compensation Committees each receive an annual retainer of $4,000

(“Chair Retainer”). The non-employee directors may elect, for any fiscal year, to receive all or a portion of the Annual Cash Retainer and/or Chair Retainer (collectively the “Cash Retainer”) in the form of common stock of the Company, which will be issued under one of the Plans. If a non-employee director elects to receive all or a portion of the Cash Retainer in the form of common stock, such shares shall be issued in four quarterly installments on the first day of each fiscal quarter, and the number of shares of common stock to be issued shall be based on the fair market value of the Company’s common stock on the date such installment is payable. The common stock received in lieu of such Cash Retainer is fully vested upon issuance. However, a non-employee director who receives common stock in lieu of all or a portion of the Cash Retainer may not sell, transfer, assign, pledge or otherwise encumber the common stock prior to the first anniversary of the date on which such shares were issuable. In the event of the death or disability of a non-employee director, or a change in control of the Company, any shares of common stock issued in lieu of the Cash Retainer, shall no longer be subject to such restrictions on transfer. During fiscal 2016 and 2015, 2,947 and 2,649 shares, respectively, were awarded to non-employee directors in lieu of the Cash Retainer.

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

In March 2012 (fiscal year 2013), a portion of the Company’s executives’ long-term incentive compensation was awarded in the form of RSUs (“2013 RSUs”). The 2013 RSUs were earned based on the Company achieving specific thresholds of net sales and annual operating income as established under the fiscal 2013 Domestic Management Bonus Plan, and vested fifty percent on the first anniversary of the grant date and fifty percent on the second anniversary of the grant date, provided that the grantee was employed on each vesting date by Astro-Med or an affiliate company. All such 2013 RSUs were earned and vested as of March 2014.

In April 2013 (fiscal year 2014), the Company granted options and RSUs to officers (“2014 RSUs”). The 2014 RSUs vest as follows: twenty-five percent vest on the third anniversary of the grant date, fifty percent vest upon the Company achieving its cumulative budgeted net sales target for fiscal years 2014 through 2016 (the “Measurement Period”), and twenty-five percent vest upon the Company achieving a target average annual ORONA (operating income return on net assets as calculated under the Domestic Management Bonus Plan) for the Measurement Period. The grantee may not sell, transfer or otherwise dispose of more than fifty percent of the common stock issued upon vesting of the 2014 RSUs until the first anniversary of the vesting date. On February 1, 2014, the Company accelerated the vesting of 4,166 of the 2014 RSUs held by Everett Pizzuti in connection with his retirement. In April 2016, 9,300 of the 2014 RSUs will vest based on the Company achieving the targeted average annual ORONA for the Measurement Period and another 9,300 will vest due to the third year anniversary date of the grant.

In March 2015 (fiscal year 2016), the Company granted 50,000 options and 537 RSAs to its CEO pursuant to the CEO Equity Incentive Agreement, and 35,000 options to other key employees. The options and RSAs vest in four equal annual installments commencing on the first anniversary of the grant date.

In May 2015 (fiscal year 2016), the Company granted an aggregate of 80,000 time-based and 155,000 performance-based RSUs (“2016 RSUs”) to certain officers of the Company. The time-based 2016 RSUs will vest in four equal annual installments commencing on the first anniversary of the grant date. The performance-based 2016 RSUs will vest over three years based upon the increase in net sales, if any, achieved each fiscal year relative to a three-year net sales increase goal. Performance-based 2016 RSUs that are earned based on organic revenue growth will be fully vested when earned, while those earned based on revenue growth via acquisitions will vest annually over a three-year period following the fiscal year in which the revenue growth occurs. Any performance-based 2016 RSUs that have not been earned at the end of the three-year performance period will be forfeited. The expense for such shares is recognized in the fiscal year in which the results are achieved, however, the shares are not fully earned until approved by the Compensation Committee in the first quarter of the following fiscal year. Based upon revenue in fiscal 2016, 15,810 of the performance based 2016 RSUs will be earned in the first quarter of fiscal 2017.

Share-Based Compensation:

Share-based compensation expense has been recognized as follows:

	Years Ended January 31
	2016	2015
(In thousands)
Stock Options	$286	$234
Restricted Stock Awards and Restricted Stock Units	912	270
Employee Stock Purchase Plan	11	7

Total	$1,209	$511

Stock Options:

Aggregated information regarding stock options granted under the plans during the year ended January 31, 2016 is summarized below:

	Number of Shares	Option Price Per Share	Weighted- Average Option Price Per Share
Options Outstanding, January 31, 2015	656,011	$5.78-14.20	$10.01
Options Granted	115,000	$13.31-14.05	$13.95
Options Exercised	(93,344)	$6.22-11.90	$7.95
Options Forfeited	(5,550)	$8.09-14.20	$12.75
Options Cancelled	(14,181)	$6.22-14.20	$8.82

Options Outstanding, January 31, 2016	657,936	$5.78-14.20	$11.00

Options Exercisable, January 31, 2016	405,823	$5.78-14.20	$9.67

Set forth below is a summary of options outstanding at January 31, 2016:

Outstanding				Exercisable
Range of Exercise prices	Options	Weighted-Average Exercise Price	Remaining Contractual Life	Options	Weighted-Average Exercise Price
$5.78-8.95	253,036	$7.79	4.9	226,948	$7.76
$9.81-14.20	404,900	$13.01	6.9	178,875	$12.10

	657,936			405,823

The fair value of each stock option granted was estimated on the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Years Ended January 31
	2016	2015
Risk-Free Interest Rate	1.58%	1.58%
Expected Life (years)	5	5
Expected Volatility	22.68%	26.46%
Expected Dividend Yield	1.98%	1.98%

The weighted-average estimated fair value of options granted during fiscal 2016 and 2015 was $2.43 and $2.85, respectively. As of January 31, 2016, there was $437,000 of unrecognized compensation expense related to the unvested stock options granted under the plans. This expense is expected to be recognized over a weighted-average period of 2.3 years.

As of January 31, 2016, the aggregate intrinsic value (the aggregate difference between the closing stock price of the Company’s common stock on January 31, 2016, and the exercise price of the outstanding options) that would have been received by the option holders if all options had been exercised was $2,442,000 for all exercisable options and $3,083,000 for all options outstanding. The weighted average remaining contractual term for these options was 6.1 years. The total aggregate intrinsic value of options exercised during fiscal 2016 and 2015 was $553,000 and $1,149,000, respectively.

Restricted Stock Units (RSUs) and Restricted Stock Awards (RSAs):

Aggregated information regarding RSUs and RSAs granted under the Plan is summarized below:

	RSAs & RSUs	Weighted-Average Grant Date Fair Value
Outstanding at January 31, 2015	72,245	$9.70
Granted	246,335	14.05
Vested	(22,692)	14.02
Expired or canceled	(2,800)	10.07

Outstanding at January 31, 2016	293,088	$13.02

As of January 31, 2016, there was $1,277,000 of unrecognized compensation expense related to unvested RSUs and RSAs. This expense is expected to be recognized over a weighted average period of 2.7 years.

Employee Stock Purchase Plan (ESPP):

Astro-Med’s ESPP allows eligible employees to purchase shares of common stock at a 15% discount from fair market value on the date of purchase. A total of 247,500 shares were initially reserved for issuance under this plan. Summarized plan activity is as follows:

	Years Ended January 31
	2016	2015
Shares Reserved, Beginning	57,005	60,242
Shares Purchased	(5,405)	(3,237)

Shares Reserved, Ending	51,600	57,005

Note 12—Income Taxes

The components of income before income taxes are as follows:

	Years Ended January 31
	2016	2015
(In thousands)
Domestic	$5,982	$5,401
Foreign	927	1,531

	$6,909	$6,932

The components of the provision for income taxes are as follows:

	Years Ended January 31
	2016	2015
(In thousands)
Current:
Federal	$1,930	$1,666
State	470	466
Foreign	276	535

	2,676	2,667

Deferred:
Federal	$(402)	$(290)
State	126	(107)
Foreign	(16)	—

	(292)	(397)

	$2,384	$2,270

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate of 34% in both fiscal 2016 and 2015 to income before income taxes due to the following:

	Years Ended January 31
	2016	2015
(In thousands)
Income Tax Provision at Statutory Rate	$2,349	$2,357
State Taxes, Net of Federal Tax Effect	277	233
Change in Valuation Allowance	116	—
Change in Reserves Related to ASC 740 Liability	(67)	23
Meals and Entertainment	38	41
Domestic Production Deduction	(134)	(164)
Share-Based Compensation	21	(25)
Tax-Exempt Income	(23)	(24)
R&D Credits	(176)	(135)
Foreign Rate Differential	(65)	(56)
Other Permanent Differences and Miscellaneous, Net	48	20

	$2,384	$2,270

The components of deferred income tax expense arise from various temporary differences and relate to items included in the statement of income. The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and liabilities are as follows:

	January 31
	2016	2015
(In thousands)
Deferred Tax Assets:
Inventory	$1,948	$1,666
Share-Based Compensation	830	572
State R&D Credits	583	371
Compensation Accrual	346	417
ASC 740 Liability Federal Benefit	237	304
Deferred Service Contract Revenue	200	235
Warranty Reserve	149	140
Reserve for Doubtful Accounts	140	116
Foreign Tax Credit	426	356
Currency Translation Adjustment	36	—
Other	207	298

	5,102	4,475
Deferred Tax Liabilities:
Accumulated Tax Depreciation in Excess of Book Depreciation	1,355	766
Deferred Gain on Asset Held for Sale	76	785
Currency Translation Adjustment	—	36
Other	117	87

	1,548	1,674

Subtotal	3,554	2,801
Valuation Allowance	(583)	(255)

Net Deferred Tax Assets	$2,971	$2,546

The valuation allowance at January 31, 2016 relates to state research and development tax credit carryforwards which are expected to expire unused. The change in the valuation allowance in 2016 was an increase of approximately $328,000 due to the generation of research and development credits during the current year and a decision to fully reserve for the state tax benefits of all R&D tax credits, net of federal benefit. The change in the valuation allowance in 2015 was a decrease of approximately $3,000 and represented a decrease in the reserve due to the utilization of research and development credits during the current year, net of federal benefit.

The Company reasonably believes that it is possible that some unrecognized tax benefits, accrued interest and penalties could decrease income tax expense in the next year due to either the review of previously filed tax returns or the expiration of certain statutes of limitation. The changes in the balance of unrecognized tax benefits, excluding interest and penalties are as follows:

	2016	2015
(In thousands)
Balance at February 1	$707	$715
Increases in prior period tax positions	—	—
Increases in current period tax positions	49	87
Reductions related to lapse of statute of limitations	(165)	(95)

Balance at January 31	$591	$707

If the $591,000 is recognized, $354,000 would decrease the effective tax rate in the period in which each of the benefits is recognized and the remainder would be offset by a reversal of deferred tax assets.

During fiscal 2016 and 2015, the Company recognized a benefit of $87,000 and an expense of $43,000, respectively, related to change in interest and penalties, which are included as a component of income tax expense in the accompanying statements of income. At January 31, 2016 and 2015, the Company had accrued potential interest and penalties of $373,000 and $460,000, respectively.

The Company and its subsidiaries file income tax returns in U.S. federal jurisdictions, various state jurisdictions, and various foreign jurisdictions. The Company is no longer subject to U.S. federal tax examinations prior to fiscal year ended January 2013.

At January 31, 2016, the Company has indefinitely reinvested $4,207,000 of the cumulative undistributed earnings of its foreign subsidiary in Germany, all of which would be subject to U.S. taxes if repatriated to the U.S. Through January 31, 2016, the Company has not provided deferred income taxes on the undistributed earnings of this subsidiary because such earnings are considered to be indefinitely reinvested. Non-U.S. income taxes are, however, provided on these undistributed earnings.

Note 13—Contractual Obligations

The following table summarizes our contractual obligations:

	Total	2017	2018	2019	2020	2021 and Thereafter
(In thousands)
Purchase Commitments*	$22,225	$22,123	$28	$4	$70	$–
Operating Lease Obligations	668	300	251	103	14	–

	$22,893	$22,423	$279	$107	$84	$–

*	Purchase commitments consist primarily of inventory and equipment purchase orders made in the ordinary course of business.

The Company incurred rent and lease expenses in the amount of $567,000 and $614,000 for the fiscal years 2016 and 2015, respectively.

Note 14—Nature of Operations, Segment Reporting and Geographical Information

The Company’s operations consist of the design, development, manufacture and sale of specialty printers and data acquisition and analysis systems, including both hardware and software and related consumable supplies. The Company organizes and manages its business as a portfolio of products and services designed around a common theme of data acquisition and information output. The Company has two reporting segments consistent with its sales product groups: QuickLabel and Test & Measurement (T&M).

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

On June 19, 2015, Astro-Med completed the asset purchase of the aerospace printer product line from RITEC. Astro-Med’s aerospace printer product line is part of the T&M product group and is reported as part of the T&M segment. The Company began shipment of the RITEC products in the third quarter of the current fiscal year. Refer to Note 2, “Acquisition,” for further details.

The accounting policies of the reporting segments are the same as those described in the summary of significant accounting policies herein. The Company evaluates segment performance based on the segment profit before corporate and financial administration expenses.

Summarized below are the Net Sales and Segment Operating Profit (both in dollars and as a percentage of Net Sales) for each reporting segment:

($ in thousands)	Net Sales		Segment Operating Profit		Segment Operating Profit % of Net Sales
	2016	2015	2016	2015	2016	2015
QuickLabel	$67,127	$59,779	$9,300	$7,259	13.9%	12.1%
T&M	27,531	28,568	3,664	5,627	13.3%	19.7%

Total	$94,658	$88,347	12,964	12,886	13.7%	14.6%

Corporate Expenses			7,030	5,655

Operating Income			5,934	7,231
Other Income (Expense)			975	(299)

Income before Income Taxes			6,909	6,932
Income Tax Provision			2,384	2,270

Net Income			$4,525	$4,662

No customer accounted for greater than 10% of net sales in fiscal 2016 and 2015.

Other information by segment is presented below:

(In thousands)	Assets
	2016	2015
QuickLabel	$27,143	$24,874
T&M	28,570	22,323
Corporate*	22,250	27,133

Total	$77,963	$74,330

*	Corporate assets consist principally of cash and cash equivalents, securities available for sale, and building held for sale.

(In thousands)	Depreciation and Amortization		Capital Expenditures
	2016	2015	2016	2015
QuickLabel	$690	$678	$2,284	$1,408
T&M	1,375	1,385	777	839

Total	$2,065	$2,063	$3,061	$2,247

Geographical Data

Presented below is selected financial information by geographic area:

(In thousands)	Net Sales		Long-Lived Assets*
	2016	2015	2016	2015
United States	$68,316	$61,494	$15,290	$10,422
Europe	16,830	18,181	290	383
Canada	4,487	3,934	207	272
Asia	1,741	1,408	—	—
Central and South America	2,436	1,919	—	—
Other	848	1,411	—	—

Total	$94,658	$88,347	$15,787	$11,077

*	Long-lived assets excludes goodwill assigned to the T&M segment of $4.5 million and $1.0 million at January 31, 2016 and 2015, respectively.

Note 15—Employee Benefit Plans

Employee Stock Ownership Plan (ESOP):

Astro-Med has an ESOP providing retirement benefits to all eligible employees. Annual contributions in amounts determined by the Company’s Board of Directors are invested by the ESOP’s Trustees in shares of common stock of Astro-Med. Contributions may be in cash or stock. Astro-Med did not make a contribution to the ESOP in fiscal 2016. The Company’s contribution amounted to $100,000 in fiscal 2015 and was recorded as compensation expense. All shares owned by the ESOP have been allocated to participants.

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

All contributions are deposited into trust funds. It is the policy of the Company to fund any contributions accrued. The Company’s annual contribution amounts are determined by the Board of Directors. Contributions paid or accrued amounted to $306,000 and $294,000 in fiscal 2016 and 2015, respectively.

Note 16—Product Warranty Liability

Astro-Med offers a manufacturer’s warranty for the majority of its hardware products. The specific terms and conditions of warranty vary depending upon the product sold and country in which the Company does business. For products sold in the United States, the Company provides a basic limited warranty, including parts and labor. The Company estimates the warranty costs based on historical claims experience and records a liability in the amount of such estimates at the time product revenue is recognized. The Company regularly assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary. Activity in the product warranty liability, which is included in other accrued expenses in the accompanying consolidated balance sheet, is as follows:

	January 31
	2016	2015
(In thousands)
Balance, beginning of the year	$375	$355
Warranties issued	887	546
Settlements made	(862)	(526)

Balance, end of the year	$400	$375

Note 17—Product Replacement Costs

In April 2013, tests conducted by the Company revealed that one of its suppliers had been using a non-conforming material in certain models of Astro-Med’s Test & Measurement printers. No malfunctions have been reported by customers as a result of the non-conforming material.

Upon identifying this issue, Astro-Med immediately suspended production of the printers, notified all customers and contacted the supplier who confirmed the problem. Astro-Med is continuing to work with its customers to replace the non-conforming material on existing printers with conforming material. The estimated costs associated with the replacement program were $672,000, which was based upon the number of printers shipped during the period the non-conforming material was used. Those costs were recognized and recorded in the first quarter of fiscal 2014. As of January 31, 2016, the Company had expended $394,000 in replacement costs which have been charged against this reserve. The remaining reserve amount of $278,000 is included in other accrued expenses in the accompanying consolidated balance sheet as of January 31, 2016.

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

Note 18—Concentration of Risk

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

During the years ended January 31, 2016 and 2015, one vendor accounted for 23.7% and 21.9% of purchases, and 16.7% and 55.1% of accounts payable, respectively.

Note 19—Commitments and Contingencies

Astro-Med is subject to contingencies, including legal proceedings and claims arising in the normal course of business that cover a wide range of matters including, among others, contract and employment claims; workers compensation claims; product liability; warranty and modification; and adjustment or replacement of component parts of units sold.

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

Note 20—Fair Value Measurements

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

Assets measured at fair value on a recurring basis are summarized below:

January 31, 2016	Level 1	Level 2	Level 3	Total
(In thousands)
Money market funds (included in cash and cash equivalents)	$4,340	$–	$–	$4,340
State and municipal obligations (included in securities available for sale)	–	10,376	–	10,376

Total	$4,340	$10,376	$–	$14,716

January 31, 2015	Level 1	Level 2	Level 3	Total
(In thousands)
Money market funds (included in cash and cash equivalents)	$3,028	$–	$–	$3,028
State and municipal obligations (included in securities available for sale)	–	15,174	–	15,174

Total	$3,028	$15,174	$–	$18,202

For our money market funds and state and municipal obligations, we utilize the market approach to measure fair value. The market approach is based on using quoted market prices for similar assets.

Non-financial assets such as goodwill, intangible assets, and property, plant and equipment are required to be measured at fair value only when an impairment loss is recognized. The Company did not record an impairment loss related to these assets during the period ended January 31, 2016.

Non-financial assets measured at fair value on a non-recurring basis are summarized below:

January 31, 2015	Level 1	Level 2	Level 3
(In thousands)
Asset Held for Sale	$–	$1,900	$–

Asset held for sale consisted of Astro-Med’s former Grass facility in Rockland, Massachusetts which was being actively marketed for sale at January 31, 2015. In accordance with ASC 360, “Property, Plant and Equipment,” assets held for sale are written down to fair value less cost to sell and as such, the Company recorded an impairment charge of $220,000 in fiscal 2015. In fiscal 2015, the impairment charge was included in other income (expense), other, net in the consolidated statement of income. The Company estimated the fair value of the Rockland facility using the market values for similar properties less the cost to sell. On October 29, 2015, the Company completed the sale of this facility for $1,800,000 in cash. The net cash proceeds received of $1,698,000 reflect closing costs and broker fees previously accrued. After considering reserved amounts, the net loss on the sale of $3,000 was recognized in the consolidated income statement for the period ended January 31, 2016.

ASTRO-MED, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

Description	Balance at Beginning of Year	Provision Charged to Operations	Deductions(2)	Balance at End of Year
Allowance for Doubtful Accounts(1):
(In thousands)
Year Ended January 31,
2016	$343	$112	$(51)	$404
2015	$370	$60	$(87)	$343

(1)	The allowance for doubtful accounts has been netted against accounts receivable as of the respective balance sheet dates.
(2)	Uncollectible accounts written off, net of recoveries, also includes foreign exchange adjustment.