Form 10-Q
period 2016-04-30
AstroNova, Inc.
filed 2016-06-06
CIK 8146

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 0-13200

AstroNova, Inc.

(Exact name of registrant as specified in its charter)

Rhode Island	05-0318215
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

600 East Greenwich Avenue, West Warwick, Rhode Island	02893
(Address of principal executive offices)	(Zip Code)

(401) 828-4000

(Registrant’s telephone number, including area code)

Astro-Med, Inc.

(Former name, former address and former fiscal year, if changed since last report)

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

Common Stock, $.05 Par Value – 7,426,532 shares

(excluding treasury shares) as of May 27, 2016

ASTRONOVA, INC.

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ASTRONOVA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, Except Share Data)

	April 30, 2016	January 31, 2016
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$14,534	$10,043
Securities Available for Sale	8,774	10,376
Accounts Receivable, net	15,011	15,325
Inventories	16,559	14,890
Line of Credit Receivable	150	150
Note Receivable	—	191
Prepaid Expenses and Other Current Assets	2,644	3,539

Total Current Assets	57,672	54,514
PROPERTY, PLANT AND EQUIPMENT	40,055	39,713
Less Accumulated Depreciation	(30,461)	(29,906)

Property, Plant and Equipment, net	9,594	9,807
OTHER ASSETS
Deferred Tax Assets	3,056	3,049
Intangible Assets, net	5,801	5,980
Goodwill	4,521	4,521
Other	93	92

Total Other Assets	13,471	13,642

TOTAL ASSETS	$80,737	$77,963

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts Payable	$6,365	$3,192
Accrued Compensation	2,237	3,436
Other Liabilities and Accrued Expenses	1,917	2,209
Deferred Revenue	490	529
Income Taxes Payable	166	182

Total Current Liabilities	11,175	9,548
Deferred Tax Liabilities	156	78
Other Long Term Liabilities	932	964

TOTAL LIABILITIES	12,263	10,590
SHAREHOLDERS’ EQUITY
Common Stock, $0.05 Par Value, Authorized 13,000,000 shares; Issued 9,714,869 shares and 9,666,290 shares at April 30, 2016 and January 31, 2016, respectively	484	483
Additional Paid-in Capital	46,123	45,675
Retained Earnings	42,714	42,212
Treasury Stock, at Cost, 2,335,852 and 2,323,545 shares at April 30, 2016 and January 31, 2016, respectively	(20,197)	(20,022)
Accumulated Other Comprehensive Loss, net of tax	(650)	(975)

TOTAL SHAREHOLDERS’ EQUITY	68,474	67,373

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$80,737	$77,963

See Notes to condensed consolidated financial statements (unaudited).

ASTRONOVA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, Except Per Share Data)

(Unaudited)

	Three Months Ended
	April 30, 2016	May 2, 2015
Net Sales	$24,110	$22,206
Cost of Sales	14,637	13,176

Gross Profit	9,473	9,030
Operating Expenses:
Selling and Marketing	4,831	4,329
Research and Development	1,444	1,796
General and Administrative	1,651	1,457

Operating Expenses	7,926	7,582

Operating Income, net	1,547	1,448
Other Income (Expense)	(52)	234

Income before Income Taxes	1,495	1,682
Income Tax Provision	476	471

Net Income	$1,019	$1,211

Net Income Per Common Share—Basic	$0.14	$0.17

Net Income Per Common Share—Diluted	$0.14	$0.16

Weighted Average Number of Common Shares Outstanding:
Basic	7,358	7,280
Diluted	7,524	7,454
Dividends Declared Per Common Share	$0.07	$0.07

See Notes to condensed consolidated financial statements (unaudited).

ASTRONOVA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Thousands)

(Unaudited)

	Three Months Ended
	April 30, 2016	May 2, 2015
Net Income	$1,019	$1,211
Other Comprehensive Income (Loss), Net of Taxes and Reclassification Adjustments:
Foreign Currency Translation Adjustments	327	9
Unrealized Holding Loss on Securities Available for Sale	(2)	(19)

Other Comprehensive Income (Loss)	325	(10)

Comprehensive Income	$1,344	$1,201

See Notes to condensed consolidated financial statements (unaudited).

ASTRONOVA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Three Months Ended
	April 30, 2016	May 2, 2015
Cash Flows from Operating Activities:
Net Income	$1,019	$1,211
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	625	455
Share-Based Compensation	314	143
Deferred Income Tax Provision	69	10
Changes in Assets and Liabilities:
Accounts Receivable	443	95
Inventories	(1,588)	1,094
Income Taxes	257	268
Accounts Payable and Accrued Expenses	1,647	(397)
Other	128	93

Net Cash Provided by Operating Activities	2,914	2,972
Cash Flows from Investing Activities:
Proceeds from Sales/Maturities of Securities Available for Sale	1,598	2,435
Purchases of Securities Available for Sale	—	(3,127)
Restricted Cash	—	(600)
Payments Received on Line of Credit and Note Receivable	188	125
Additions to Property, Plant and Equipment	(195)	(654)

Net Cash Provided (Used) by Investing Activities	1,591	(1,821)
Cash Flows from Financing Activities:
Cash (used) proceeds from Common Shares Issued Under Employee Benefit Plans and Employee Stock Option Plans, Net of Payment of Minimum Tax Withholdings	(40)	137
Dividends Paid	(516)	(510)

Net Cash Used by Financing Activities	(556)	(373)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	542	79

Net Increase in Cash and Cash Equivalents	4,491	857
Cash and Cash Equivalents, Beginning of Period	10,043	7,958

Cash and Cash Equivalents, End of Period	$14,534	$8,815

Supplemental Disclosures of Cash Flow Information:
Cash Paid During the Period for Income Taxes, Net of Refunds	$170	$207

See Notes to condensed consolidated financial statements (unaudited).

ASTRONOVA, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(1) Overview

On September 25, 2015, Astro-Med, Inc. announced it would immediately begin doing business as AstroNova on a worldwide basis. The name change is part of the plan to modernize the Company and effectively communicate our strategy. The AstroNova name and brand emphasizes our traditional strengths in aerospace and acknowledges our expanding presence in test & measurement, product identification and other new areas where we can apply our data visualization technology. On May 18, 2016, the name change was formally approved by the Company’s shareholders and as such the Company’s Restated Articles of Incorporation have been amended to officially change the Company’s name to AstroNova, Inc. The Company’s common stock trades on the NASDAQ Global Market stock exchange under its new name, AstroNova, Inc., using the ticker symbol, ALOT.

Headquartered in West Warwick, Rhode Island, AstroNova, Inc. leverages its expertise in data visualization technologies to design, develop, manufacture and distribute a broad range of specialty printers and data acquisition and analysis systems. Our products are distributed through our own sales force and authorized dealers in the United States. We also sell to customers outside of the United States primarily through our Company offices in Canada, China, Europe, Mexico and Southeast Asia as well as with independent dealers and representatives. AstroNova, Inc. products are employed around the world in a wide range of aerospace, apparel, automotive, avionics, chemical, computer peripherals, communications, distribution, food and beverage, general manufacturing, packaging and transportation applications.

The business consists of two segments, Product Identification (previously known as our QuickLabel segment), which includes products sold under the QuickLabel® brand name, and Test & Measurement which includes products sold under the AstroNova™ brand name.

Products sold under the QuickLabel brand are used in industrial and commercial product packaging and automatic identification applications to digitally print custom labels and other visual identification marks on demand. Products sold under the AstroNova Test & Measurement brand acquire and record visual and electronic signal data from local and networked data streams and sensors. The recorded data is processed and analyzed and then stored and presented in various visual output formats. In the aerospace market, the Company has a long history of using its data visualization technologies to provide high-resolution airborne printers.

Unless otherwise indicated, references to “AstroNova,” the “Company,” “we,” “our,” and “us” in this Quarterly Report on Form 10-Q refer to AstroNova, Inc. and its consolidated subsidiaries.

(2) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments consisting of normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the results of the interim periods included herein. These financial statements do not include all disclosures associated with annual financial statements and, accordingly, should be read in conjunction with footnotes contained in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2016.

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

(4) Acquisition

On June 19, 2015, the Company completed the acquisition of the aerospace printer product line for civil and commercial aircraft from Rugged Information Technology Equipment Corporation (RITEC) under the terms of an Asset Purchase Agreement dated June 18, 2015. The products of RITEC consist of aerospace printers for use in commercial aircraft sold primarily to aircraft manufacturers, tier one contractors and directly to airlines around the world. AstroNova’s aerospace printer product line is part of the Test & Measurement (T&M) product group and is reported as part of the T&M segment. The Company began shipment of the RITEC products in the third quarter of fiscal 2016.

The purchase price of the acquisition was $7,360,000 which was funded using available cash and investment securities. Of the $7,360,000 purchase price, $750,000 is being held in escrow for twelve months following the acquisition date to support an indemnity to the Company in the event of any breach in the representations, warranties or covenants of RITEC. The assets acquired consist principally of accounts receivables and certain intangible assets. Acquisition related costs of approximately $109,000 were included in the general and administrative expenses in the Company’s consolidated statements of income for fiscal year ended 2016. The acquisition was accounted for under the acquisition method in accordance with the guidance provided by FASB ASC 805, “Business Combinations.”

AstroNova also entered into a Transition Services Agreement, under which RITEC will provide transition services and continue to manufacture products in the acquired product line until the Company transitions the manufacturing to its West Warwick, Rhode Island facility, which the Company anticipates will be completed in the second quarter of fiscal 2017. Upon expiration of the Transition Services Agreement, AstroNova will purchase any inventory held by RITEC at its book value (net of reserves), which the Company estimates will be approximately $150,000.

Also as part of the Asset Purchase Agreement, AstroNova entered into a License Agreement, which grants RITEC certain rights to use the intellectual property acquired by the Company in the design, development, marketing, manufacture, sale and servicing of aerospace printers for aircraft sold to the military end-user market and printers sold to other non-aircraft market segments. RITEC will pay royalties equal to 7.5% of the sales price on all products sold into the military end-user aircraft market during the first five years of the License Agreement.

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

Assuming the acquisition of RITEC occurred on February 1, 2015, the impact on net sales, net income and earnings per share would not have been material to the Company for the period ended May 2, 2015.

(5) Net Income Per Common Share

Basic net income per share is calculated by dividing net income by the weighted average number of shares outstanding during the period. Diluted net income per share is calculated by dividing net income by the weighted average number of shares and, if dilutive, common equivalent shares, determined using the treasury stock method for stock options, restricted stock awards and restricted stock units outstanding during the period. A reconciliation of the shares used in calculating basic and diluted net income per share is as follows:

	Three Months Ended
	April 30, 2016	May 2, 2015
Weighted Average Common Shares Outstanding—Basic	7,357,588	7,280,246
Effect of Dilutive Options and Restricted Stock Units	166,661	173,936

Weighted Average Common Shares Outstanding—Diluted	7,524,249	7,454,182

For the three months ended April 30, 2016 and May 2, 2015 the diluted per share amounts do not reflect common equivalent shares outstanding of 431,133 and 244,100, respectively, because their effect would have been anti-dilutive.

(6) Intangible Assets

Intangible assets are as follows:

	April 30, 2016			January 31, 2016
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Miltope:
Customer Contract Relationships	$3,100	$(846)	$2,254	$3,100	$(758)	$2,342
RITEC:
Customer Contract Relationships	2,830	(75)	2,755	2,830	(31)	2,799
Non-Competition Agreement	950	(158)	792	950	(111)	839

Intangible Assets, net	$6,880	$(1,079)	$5,801	$6,880	$(900)	$5,980

There were no impairments to intangible assets during the periods ended April 30, 2016 and May 2, 2015. Amortization expense of $179,000 and $89,000 in regards to the above acquired intangibles has been included in the condensed consolidated statements of income for the periods ended April 30, 2016 and May 2, 2015, respectively.

(7) Share-Based Compensation

AstroNova has two equity incentive plans – the 2007 Equity Incentive Plan (the “2007 Plan”) and the 2015 Equity Incentive Plan (the “2015 Plan”). Under these plans, the Company may grant incentive stock options, non-qualified stock options, stock appreciation rights, time or performance based restricted stock units (RSUs), restricted stock awards (RSAs), and other stock-based awards to executives, key employees, directors and other eligible individuals. At April 30, 2016, 84,650 shares were available for grant under the 2007 Plan, of which 50,000 are reserved for stock options that the Company is obligated to issue to its CEO in fiscal 2018 pursuant to an Equity Incentive Award Agreement dated as of November 24, 2014 (the “CEO Equity Incentive Agreement”). The 2007 Plan will expire in May 2017. The 2015 Plan was approved by the Company’s shareholders at the 2015 annual meeting. The 2015 Plan authorized the issuance of up to 500,000 shares (subject to adjustment for stock dividends and stock splits) and will expire in May 2025. At April 30, 2016, 234,264 shares were available for grant under the 2015 Plan. Options granted to date to employees under both plans vest over four years and expire after ten years. The exercise price of each stock option is established at the discretion of the Compensation Committee; however, any incentive stock options granted under the 2007 plan, and all options granted under the 2015 Plan, must be at an exercise price of not less than the fair market value of the Company’s common stock on the date of grant.

Under the plans, each non-employee director receives an automatic annual grant of ten-year options to purchase 5,000 shares of stock upon the adjournment of each shareholders meeting. Each such option is exercisable at the fair market value of the Company’s common stock as of the grant date, and vests immediately prior to the next succeeding shareholders’ meeting. In addition to the automatic option grant, the Company has a Non-Employee Director Annual Compensation Program (the “Program”) which provides that each non-employee director is entitled to an annual cash retainer of $7,000 (the “Annual Cash Retainer”), plus $500 for each Board and committee meeting attended. In addition, the Chairman of the Board also receives an annual retainer of $6,000, and the Chairs of the Audit and Compensation Committees each receive an annual retainer of $4,000 (“Chair Retainer”). The non-employee directors may elect, for any fiscal year, to receive all or a portion of the Annual Cash Retainer and/or Chair Retainer (collectively the “Cash Retainer”) in the form of common stock of the Company, which will be issued under one of the Plans. If a non-employee director elects to receive all or a portion of the Cash Retainer in the form of common stock, such shares shall be issued in four quarterly installments on the first day of each fiscal quarter, and the number of shares of common stock to be issued shall be based on the fair market value of the Company’s common stock on the date such installment is payable. The common stock received in lieu of such Cash Retainer is fully vested upon issuance. However, a non-employee director who receives common stock in lieu of all or a portion of the Cash Retainer may not sell, transfer, assign, pledge or otherwise encumber the common stock prior to the first anniversary of the date on which such shares were issuable. In the event of the death or disability of a non-employee director, or a change in control of the Company, any shares of common stock issued in lieu of the Cash Retainer, shall no longer be subject to such restrictions on transfer. During the first quarter of fiscal 2017, 567 shares were awarded to non-employee directors in lieu of the Cash Retainer.

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

In April 2013 (fiscal year 2014), the Company granted options and RSUs to officers (“2014 RSUs”). The 2014 RSUs vest as follows: twenty-five percent vest on the third anniversary of the grant date, fifty percent vest upon the Company achieving its cumulative budgeted net sales target for fiscal years 2014 through 2016 (the “Measurement Period”), and twenty-five percent vest upon the Company achieving a target average annual ORONA (operating income return on net assets as calculated under the Domestic Management Bonus Plan) for the Measurement Period. The grantee may not sell, transfer or otherwise dispose of more than fifty percent of the common stock issued upon vesting of the 2014 RSUs until the first anniversary of the vesting date. On February 1, 2014, the Company accelerated the vesting of 4,166 of the 2014 RSUs held by Everett Pizzuti in connection with his retirement. In April 2016, 9,300 of the 2014 RSUs vested, as the Company achieved the targeted average annual ORONA, as defined in the plan, for the Measurement Period and another 9,300 vested as a result of the third year anniversary date of the grant.

In March 2015 (fiscal year 2016), the Company granted 50,000 options and 537 RSAs to its CEO pursuant to the CEO Equity Incentive Agreement, and 35,000 options to other key employees. The options and RSAs vest in four equal annual installments commencing on the first anniversary of the grant date.

In May 2015 (fiscal year 2016), the Company granted an aggregate of 80,000 time-based and 155,000 performance-based RSUs (“2016 RSUs”) to certain officers of the Company. The time-based 2016 RSUs will vest in four equal annual installments commencing on the first anniversary of the grant date. The performance-based 2016 RSUs will vest over three years based upon the increase in net sales, if any, achieved each fiscal year relative to a three-year net sales increase goal. Performance-based 2016 RSUs that are earned based on organic revenue growth will be fully vested when earned, while those earned based on revenue growth via acquisitions will vest annually over a three-year period following the fiscal year in which the revenue growth occurs. Any performance-based 2016 RSUs that have not been earned at the end of the three-year performance period will be forfeited. The expense for such shares is recognized in the fiscal year in which the results are achieved, however, the shares are not fully earned until approved by the Compensation Committee in the first quarter of the following fiscal year. Based upon revenue in fiscal 2016, 15,810 of the performance based 2016 RSUs were earned in the first quarter of fiscal 2017.

In March 2016 (fiscal year 2017), the Company granted 50,000 options and 4,030 RSAs to its CEO pursuant to the CEO Equity Incentive Agreement. The options and RSAs vest in four equal annual installments commencing on the first anniversary of the grant date.

We account for compensation cost related to share-based payments based on the estimated fair value of the stock options, RSUs and RSAs when awarded. We have estimated the fair value of each option on the date of grant using the Black-Scholes option-pricing model. Our estimate requires a number of complex and subjective assumptions including our stock price volatility, employee exercise patterns (expected life of the options), the risk-free interest rate and the Company’s dividend yield. The stock price volatility assumption is based on the historical weekly price data of our common stock over a period equivalent to the weighted average expected life of our options. Management evaluated whether there were factors during that period which were unusual and would distort the volatility figure if used to estimate future volatility and concluded that there were no such factors. In determining the expected life of the option grants, the Company has observed the actual terms of prior grants with similar characteristics and the actual vesting schedule of the grant and has assessed the expected risk tolerance of different option groups. The risk-free interest rate is based on the actual U.S. Treasury zero coupon rate for bonds matching the expected term of the option as of the option grant date. The dividend assumption is based upon the prior year’s average dividend yield. Our accounting for share-based compensation for RSUs and RSAs is also based on the fair value method. The fair value of the RSUs and RSAs is based on the closing market price of the Company’s common stock on the grant date of the RSU or RSA. Reductions in compensation expense associated with forfeited awards are estimated at the date of grant, and this estimated forfeiture rate is adjusted periodically based on actual forfeiture experience.

Share-based compensation expense was recognized as follows:

	Three Months Ended
	April 30, 2016	May 2, 2015
(In thousands)
Stock Options	$81	$73
Restricted Stock Awards and Restricted Stock Units	230	68
Employee Stock Purchase Plan	3	2

Total	$314	$143

Stock Options

The fair value of stock options granted during the three months ended April 30, 2016 and May 2, 2015 was estimated using the following weighted average assumptions:

	Three Months Ended
	April 30, 2016	May 2, 2015
Risk Free Interest Rate	1.5%	1.6%
Expected Volatility	24.6%	22.7%
Expected Life (in years)	5.0	5.0
Dividend Yield	1.9%	2.0%

The weighted average fair value per share for options granted was $2.86 during the first quarter of fiscal 2017 as compared to $2.43 during the first quarter of fiscal 2016.

Aggregated information regarding stock options granted under the plans for the three months ended April 30, 2016 is summarized below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Outstanding at January 31, 2016	657,936	$11.00	6.1	$3,083,000
Granted	50,000	15.01
Exercised	(12,801)	9.14
Forfeited	(225)	14.20
Canceled	(2,273)	8.14

Outstanding at April 30, 2016	692,637	$11.33	6.3	$2,120,393

Exercisable at April 30, 2016	450,812	$10.04	5.0	$1,942,012

As of April 30, 2016, there was approximately $493,000 of unrecognized compensation expense related to stock options which is expected to be recognized over a weighted average period of approximately 2.9 years.

Restricted Stock Units (RSUs) and Restricted Stock Awards (RSAs)

Aggregated information regarding RSUs and RSAs granted under the Plan for the three months ended April 30, 2016 is summarized below:

	RSAs & RSUs	Weighted Average Grant Date Fair Value
Unvested at January 31, 2016	293,088	$13.28
Granted	4,597	15.06
Vested	(34,180)	11.90
Forfeited	(18,600)	10.07

Unvested at April 30, 2016	244,905	$13.75

As of April 30, 2016, there was approximately $1,191,000 of unrecognized compensation expense related to RSUs and RSAs which is expected to be recognized over a weighted average period of 2.7 years.

Employee Stock Purchase Plan

AstroNova has an Employee Stock Purchase Plan allowing eligible employees to purchase shares of common stock at a 15% discount from fair value on the date of purchase. A total of 247,500 shares were reserved for issuance under this plan. During the quarters ended April 30, 2016 and May 2, 2015, there were 1,597 and 732 shares respectively, purchased under this plan. As of April 30, 2016, 50,003 shares remain available.

(8) Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and include material, labor and manufacturing overhead. The components of inventories are as follows:

	April 30, 2016	January 31, 2016
(In thousands)
Materials and Supplies	$11,430	$10,197
Work-In-Process	1,141	1,025
Finished Goods	8,152	7,491

	20,723	18,713
Inventory Reserve	(4,164)	(3,823)

	$16,559	$14,890

(9) Income Taxes

The Company’s effective tax rates for the period, which are based on the projected effective tax rate for the full year, are as follows:

Three Months Ended
Fiscal 2017	31.8%
Fiscal 2016	28.0%

During the first quarter of fiscal 2017, the Company recognized an income tax expense of approximately $476,000. The effective tax rate in this quarter was directly impacted by a $52,000 tax benefit related to the statute of limitations expiring on a previously uncertain tax position. During the three months ended May 2, 2015, the Company recognized an income tax expense of approximately $471,000. The effective tax rate in this quarter was directly impacted by a $135,000 tax benefit related to the statute of limitations expiring on a previously uncertain tax position.

As of April 30, 2016, the Company’s cumulative unrecognized tax benefits totaled $584,000 compared to $591,000 as of January 31, 2016. There were no other developments affecting unrecognized tax benefits during the quarter ended April 30, 2016.

(10) Note Receivable and Line of Credit Issued

On January 30, 2012, the Company completed the sale of its label manufacturing operations in Asheboro, North Carolina to Label Line Ltd. The net sale price of $1,000,000 was received in the form of a promissory note issued by Label Line Ltd. which was secured by a first lien on various collateral, including the Asheboro plant and plant assets. The note bears interest at 3.75% and was payable in sixteen quarterly installments of principal and interest which commenced on January 30, 2013. In February 2016, the balance remaining on this note was paid in full.

The terms of the Asheboro sale also included an agreement for AstroNova to provide Label Line Ltd. with additional financing in the form of a revolving line of credit in the amount of $600,000. This line of credit is secured by a first lien on various collateral of Label Line Ltd., including the Asheboro plant and plant assets, and bears interest at a rate equal to the United States prime rate plus an additional margin of two percent on the outstanding credit balance. The term of this revolving line of credit has been extended through January 31, 2017. As of April 30, 2016, $150,000 remains outstanding on this revolving line of credit.

(11) Segment Information

AstroNova reports two segments: Product Identification (previously the QuickLabel segment) and Test & Measurement (T&M). The Company evaluates segment performance based on the segment profit before corporate expenses.

Summarized below are the Net Sales and Segment Operating Profit for each reporting segment:

	Three Months Ended
	Net Sales		Segment Operating Profit
(In thousands)	April 30, 2016	May 2, 2015	April 30, 2016	May 2, 2015
Product Identification	$16,606	$15,644	$1,996	$1,977
T&M	7,504	6,562	1,202	928

Total	$24,110	$22,206	3,198	2,905

Corporate Expenses			1,651	1,457

Operating Income			1,547	1,448
Other Income (Expense)—Net			(52)	234

Income Before Income Taxes			1,495	1,682
Income Tax Provision			476	471

Net Income			$1,019	$1,211

(12) Recent Accounting Pronouncements

Revenue Recognition

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, “Revenue from Contracts with Customers (Topic 606).” ASU 2014-09 completes the joint effort by the FASB and International Accounting Standards Board to improve financial reporting by creating common revenue recognition guidance for U.S. GAAP and International Financial Reporting Standards. ASU 2014-09 applies to all companies that enter into contracts with customers to transfer goods or services. In August 2015, the FASB modified ASU 2014-09 to be effective for annual reporting periods beginning after December 15, 2017 (Q1 fiscal 2019 for AstroNova), including interim periods within that reporting period. As modified, the FASB permits the adoption of the new revenue standard early, but not before annual periods beginning after December 15, 2016. Entities have the choice to apply ASU 2014-09 either retrospectively to each reporting period presented or by recognizing the cumulative effect of applying ASU 2014-09 at the date of initial application and not adjusting comparative information.

In March 2016, the FASB issued ASU 2016-08, “Revenue from Contracts with Customers (Topic 606) –Principal versus Agent Consideration.” In April 2016, the FASB issued ASU 2016-10, “Revenue from Contracts with Customers (Topic 606) -Identifying Performance Obligations and Licensing.” In May 2016, the FASB issued ASU 2016-11, “Revenue from Contracts with Customers (Topic 606) and Derivatives and Hedging (Topic 815) – Rescission of SEC Guidance Because of ASU 2014-09 and 2014-16” and ASU 2016-12, “Revenue from Contracts with Customers (Topic 606) –Narrow Scope Improvements and Practical Expedients.” All of these ASUs do not change the core principle of the guidance in Topic 606 (as amended by ASU 2014-09), but rather provide further guidance to improve the operability and understandability of the implementation guidance included in ASU 2014-09. The effective date for all of these ASUs is the same as the effective date of ASU 2014-09 as amended by ASU 2015-14, for annual reporting periods beginning after December 15, 2017, including interim periods within those years. The Company is currently evaluating the requirements of these ASUs along with ASU 2014-09 and has not yet determined its impact on the Company’s consolidated financial statements.

Share-Based Compensation

In March 2016, the FASB issued ASU No. 2016-09, “Compensation – Stock Compensation (Topic 718) – Improvements to Employee Share-Based Payment Accounting.” ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. For public entities, ASU 2016-09 is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods (Q1 fiscal 2018 for AstroNova). Early adoption is permitted in any interim or annual period. The Company is currently evaluating the impact of adopting ASU No. 2016-09 on the Company’s consolidated financial statements.

Leases

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” ASU 2016-02 supersedes current guidance related to accounting for leases and is intended to increase transparency and comparability among organizations by requiring lessees to recognize assets and liabilities in the balance sheet for operating leases with lease terms greater than twelve months. The update also requires improved disclosures to help users of financial statements better understand the amount, timing and uncertainty of cash flows arising from leases. ASU 2016-02 will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years (Q1 fiscal 2020 for AstroNova), with early adoption permitted. At adoption, this update will be applied using a modified retrospective approach. The Company is currently evaluating the effect of this new guidance on the Company’s consolidated financial statements.

Inventory

In July 2015, the FASB issued ASU 2015-11, “Inventory (Topic 330).” ASU 2015-11 requires inventory to be measured at the lower of cost and net realizable value instead of at lower of cost or market. This guidance does not apply to inventory that is measured using last-in, first out (LIFO) or the retail inventory method but applies to all other inventory including inventory measured using first-in, first-out (FIFO) or the average cost method. ASU 2015-11 will be effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years (Q1 fiscal 2018 for AstroNova) and should be applied prospectively. Early adoption is permitted as of the beginning of an interim or annual reporting period. AstroNova is currently evaluating the effect of this new guidance on the Company’s consolidated financial statements.

No other new accounting pronouncements, issued or effective during the first three months of the current year, have had or are expected to have a material impact on our consolidated financial statements.

(13) Securities Available for Sale

Pursuant to our investment policy, securities available for sale include state and municipal securities with various contractual or anticipated maturity dates ranging from 1 to 30 months. Securities available for sale are carried at fair value, with unrealized gains and losses reported as a component of accumulated other comprehensive income (loss) in shareholders’ equity until realized. Realized gains and losses from the sale of available for sale securities, if any, are determined on a specific identification basis. A decline in the fair value of any available for sale security below cost that is determined to be other than temporary will result in a write-down of its carrying amount to fair value. No such impairment charges were recorded for any period presented. All short-term investment securities have original maturities greater than 90 days.

The fair value, amortized cost and gross unrealized gains and losses of securities available for sale are as follows:

(In thousands) April 30, 2016	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
State and Municipal Obligations	$8,765	$12	$(3)	$8,774

January 31, 2016	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
State and Municipal Obligations	$10,363	$15	$(2)	$10,376

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

Cash and cash equivalents, accounts receivables, accounts payable, line of credit receivable, accrued compensation, other liabilities and accrued expenses and income tax payable are reflected in the condensed consolidated balance sheet at carrying value, which approximates fair value due to the short term nature of the these instruments.

Assets measured at fair value on a recurring basis are summarized below:

(In thousands) April 30, 2016	Level 1	Level 2	Level 3	Total
Money Market Funds (included in Cash and Cash Equivalents)	$6,003	$—	$—	$6,003
State and Municipal Obligations (included in Securities Available for Sale)	—	8,774	—	8,774

Total	$6,003	$8,774	$—	$14,777

January 31, 2016	Level 1	Level 2	Level 3	Total
Money Market Funds (included in Cash and Cash Equivalents)	$4,340	$—	$—	$4,340
State and Municipal Obligations (included in Securities Available for Sale)	—	10,376	—	10,376

Total	$4,340	$10,376	$—	$14,716

For our money market funds and state and municipal obligations, we utilize the market approach to measure fair value. The market approach is based on using quoted prices for identical or similar assets.

(15) Accumulated Other Comprehensive Loss

The changes in the balance of accumulated other comprehensive loss by component are as follows:

(In thousands)	Foreign Currency Translation Adjustments	Unrealized Holding Gain on Available for Sale Securities	Total
Balance at January 31, 2016	$(983)	$8	$(975)
Other Comprehensive Income (Loss)	327	(2)	325

Balance at April 30, 2016	$(656)	$6	$(650)

The amounts presented above in other comprehensive income (loss) are net of any applicable taxes.

(16) Commitments and Contingencies

Product Replacement Program

In April 2013, tests conducted by the Company revealed that one of its suppliers had been using a non-conforming part in power supplies for certain models of AstroNova’s Test & Measurement printers. No malfunctions have been reported by customers as a result of the non-conforming material.

Upon identifying this issue, AstroNova immediately suspended production of the printers, notified all customers and contacted the supplier who confirmed the problem. AstroNova is continuing to work with its customers to replace the non-conforming material on existing printers with conforming material. The estimated costs associated with the replacement program were $672,000, which was based upon the number of printers shipped during the period the non-conforming material was used. Those estimated costs were recognized and recorded as a reserve in the first quarter of fiscal 2014. Since fiscal 2014, the Company has expended a total of $406,000 in replacement costs which have been charged against this reserve. The remaining reserve amount of $266,000 is included in Other Accrued Expenses in the accompanying condensed consolidated balance sheet dated April 30, 2016.

Since the supplier deviated from the agreed upon specifications for the power supply while providing certificates of conformance to the original specifications, in January 2014, AstroNova received a non-refundable $450,000 settlement from the supplier for recovery of the costs and expense associated with this issue. In addition to this cash settlement, the Company is receiving lower product prices from the supplier through fiscal 2017.

(17) Line of Credit

The Company has a $10 million revolving line of credit available for ongoing working capital requirements, business acquisitions or general corporate purposes as needed. This line of credit is scheduled to expire on August 30, 2017. Any borrowings made under this line of credit bear interest at either a fluctuating base rate equal to the highest of (i) the Prime Rate, (ii) 1.50% above the daily one month LIBOR, and (iii) the Federal Funds Rate in effect plus 1.50% or at a fixed rate of LIBOR plus an agreed upon margin of between 0% and 2.25%, based on the Company’s funded debt to EBITDA ratio as defined in the agreement. In addition, the new agreement provided for two financial covenant requirements, namely, Total Funded Debt to Adjusted EBITDA (as defined) of not greater than 3 to 1 and a Fixed Charge Coverage Ratio (as defined) of not less than 1.25 to 1, both measured at the end of each quarter on a rolling four quarter basis. As of April 30, 2016, there have been no borrowings against this line of credit and the Company was in compliance with its financial covenants.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Business Overview

This section should be read in conjunction with AstroNova’s Condensed Consolidated Financial Statements included elsewhere herein and our Annual Report on Form 10-K for the fiscal year ended January 31, 2016.

On September 25, 2015, we announced we would immediately begin doing business as AstroNova on a worldwide basis. The name change is part of the plan to modernize the Company and effectively communicate our strategy. The AstroNova name and brand emphasizes our traditional strengths in aerospace and acknowledges our expanding presence in test & measurement, product identification and other new areas where we can apply our data visualization technology. On May 18, 2016, the name change was formally approved by the Company’s shareholders and as such the Company’s Restated Articles of Incorporation have been amended to officially change the Company’s name to AstroNova, Inc.

AstroNova is a multi-national enterprise that leverages its proprietary data visualization technologies to design, develop, manufacture, distribute and service a broad range of products that acquire, store, analyze and present data in multiple formats. The Company organizes its structure around a core set of competencies, including research and development, manufacturing, service, marketing and distribution. It markets and sells its products and services through the following two segments:

•	Product Identification (previously QuickLabel)—offers product identification and label printer hardware, software, servicing contracts, and consumable products.

•	Test and Measurement (T&M)— offers a suite of products and services that acquire and record visual and electronic signal data from local and networked data stream and sensors as well as wired and wireless networks. The recorded data is processed and analyzed and then stored and presented in various visual output formats. The T&M segment also includes a line of aerospace printers that are used to print hard copies of data required for the safe and efficient operation of aircraft including navigation maps, arrival and departure procedures, flight itineraries, weather maps, performance data, passenger data, and various air traffic control data. Aerospace products also include Ethernet switches which are used in military aircraft and military vehicles to connect multiple computers or Ethernet devices.

AstroNova markets and sells its products and services globally through a diverse distribution structure of direct sales personnel, manufacturer’s representatives and authorized dealers that deliver a full complement of branded products and services to customers in our respective markets.

On June 19, 2015, AstroNova completed the asset purchase of the aerospace printer product line from RITEC. AstroNova’s aerospace printer product line is part of the T&M product group and is reported as part of the T&M segment. The Company began shipment of the RITEC products in the third quarter of fiscal 2016. Refer to Note 4, “Acquisition,” in the Condensed Consolidated Financial Statements included elsewhere in this report.

Results of Operations

Three Months Ended April 30, 2016 vs. Three Months Ended May 2, 2015

Net sales by segment and current quarter percentage change over prior year for the three months ended April 30, 2016 and May 2, 2015 were:

(Dollars in thousands)	April 30, 2016	As a % of Net Sales	May 2, 2015	As a % of Net Sales	% Change Over Prior Year
Product Identification	$16,606	68.9%	$15,644	70.4%	6.1%
T&M	7,504	31.1%	6,562	29.6%	14.4%

Total	$24,110	100.0%	$22,206	100.0%	8.6%

Net sales for the first quarter of the current year were $24,110,000, representing an 8.6% increase as compared to the previous year’s first quarter sales of $22,206,000. Sales through the domestic channels for the current quarter were $16,772,000, an increase of 6.7% over the prior year’s first quarter. International sales for the first quarter of the current year were $7,338,000, representing a 13.1% increase from the previous year’s first quarter. Current year’s first quarter international sales include an unfavorable foreign exchange rate impact of $40,000.

Hardware sales in the current quarter were $8,731,000, a slight increase as compared to prior year’s first quarter sales of $8,401,000. The primary driver in the growth of sales was hardware sales in the Test & Measurement segment and specifically the Aerospace product lines. Consumables sales in the current quarter were $13,378,000, representing a 13.7% increase over prior year’s first quarter consumable sales of $11,769,000. The current quarter increase in consumable sales as compared to the first quarter of the prior year is attributable to a double-digit increase in sales of both digital color printer supplies and the label and tag products within the Product Identification segment.

Service and other revenues of $2,001,000 in the current quarter were slightly down from prior year’s first quarter service and other revenues of $2,036,000, primarily due to lower service and repair revenue during the quarter, as prior year first quarter was impacted by an increase in this revenue related to the fiscal 2014 Miltope acquisition.

Current year first quarter gross profit was $9,473,000, representing a 4.9% improvement as compared to prior year’s first quarter gross profit of $9,030,000; however, the Company’s current quarter gross profit margin of 39.3% reflects a decrease from the prior year’s first quarter gross profit margin of 40.7%. The higher gross profit for the current quarter as compared to prior year is primarily attributable to higher sales, while the current quarter’s decrease in margin is due to product mix, costs associated with the product line integration related to RITEC and absorption in our manufacturing operations.

Operating expenses for the current quarter were $7,926,000, an increase as compared to prior year’s first quarter operating expenses of $7,582,000. Specifically, selling and marketing expenses for the current quarter increased to $4,831,000 as compared to $4,329,000 in the first quarter of the prior year due to selling and marketing initiatives. Additionally, G&A expenses increased in the first quarter to $1,651,000 as compared to $1,457,000 in the prior year. The increase is primarily due to increases in wages, benefits and share-based compensation costs. R&D expenses decreased 19.6% in the current quarter as compared to the prior year, due to a reduction in outside R&D design and product testing for the first quarter of the current year as compared to the prior year. The R&D spending level, as a percentage of net sales, for the current quarter is 6.0% as compared to 8.1% for the same period of the prior year.

Other expense during the first quarter was $52,000 compared to other income of $234,000 in the first quarter of the previous year. The first quarter other expense consists primarily of foreign exchange loss and other miscellaneous charges. Other income in the first quarter of the prior year includes $248,000 of income recognized from a settlement in an escrow account related to the Miltope transaction.

The provision for federal, state and foreign taxes for the first quarter of the current year was $476,000 which includes a benefit of $52,000 related to the statute of limitations expiring on a previous uncertain tax position and reflects an effective tax rate of 31.8%. This compares to the prior year’s first quarter tax provision on income of $471,000, which includes a benefit of $135,000 related to the statute of limitations expiring on a previous uncertain tax position and reflected an effective tax rate of 28.0%.

The Company reported net income of $1,019,000 for the first quarter of the current year, generating EPS of $0.14 per diluted share as compared to the prior year’s first quarter net income of $1,211,000 and related $0.16 per diluted share. Return on sales was 4.2% for the first quarter of fiscal 2017 as compared to 5.5% for the first quarter in fiscal 2016.

Segment Analysis

The Company reports two segments: Product Identification (previously the QuickLabel segment) and Test & Measurement (T&M). The Company evaluates segment performance based on the segment profit before corporate and financial administration expenses.

Summarized below are the Net Sales and Segment Operating Profit for each reporting segment:

	Three Months Ended
	Net Sales		Segment Operating Profit
(In thousands)	April 30, 2016	May 2, 2015	April 30, 2016	May 2, 2015
Product Identification	$16,606	$15,644	$1,996	$1,977
T&M	7,504	6,562	1,202	928

Total	$24,110	$22,206	3,198	2,905

Corporate Expenses			1,651	1,457

Operating Income			1,547	1,448
Other Income (Expense)—Net			(52)	234

Income Before Income Taxes			1,495	1,682
Income Tax Provision			476	471

Net Income			$1,019	$1,211

Product Identification

Sales revenues from the Product Identification segment increased 6.1% with sales of $16,606,000 in the first quarter of the current year as compared to $15,644,000 in the same period of the prior year. The current quarter received a strong contribution from the consumables product line, as consumable sales increased 12.0% from the same period in the prior year due to the continued increase in demand for label and tag products as well as digital color printer supplies products, both of which have experienced double-digit growth in the current quarter as compared to the same period in the prior year. Product Identification’s current quarter segment operating profit was $1,996,000, reflecting a profit margin of 12.0%. This compares to prior year’s first quarter segment profit of $1,977,000 and related profit margin of 12.6%. The decrease in Product Identification’s current quarter’s segment operating margin is primarily due to product mix as well as higher selling and marketing expenses.

Test & Measurement—T&M

Sales revenues from the T&M products were $7,504,000 for the first quarter of the current fiscal year, representing a 14.4% increase as compared to sales of $6,562,000 for the same period in the prior year. The increase is traceable to sales in the Aerospace product group, which have increased 18.5% compared to the same period of the prior year. Also contributing to the increase was the double-digit growth in current quarter sales of T&M’s consumable products. T&M’s first quarter segment operating profit of $1,202,000 resulted in a 16.0% profit margin as compared to the prior year’s segment operating profit of $928,000 and related operating margin of 14.1%. The higher segment operating profit and related margin were due to higher sales and favorable product mix.

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

The Company’s statements of cash flows for the three months ended April 30, 2016 and May 2, 2015 are included on page 6 of this report. Net cash flows provided by operating activities were $2,914,000 for the first quarter of fiscal 2017 compared to $2,972,000 for the same period of the previous year. The slight decrease in operating cash flow is related to lower net income and higher working capital requirements, for the first three months of the current year as compared to the same period in the previous year. The accounts receivable balance decreased to $15,011,000 at the end of the first quarter as compared to $15,325,000 at year-end, however the accounts receivable collection cycle increased to 51 days from 50 days sales outstanding at year-end. Inventory increased to $16,559,000 at the end of the first quarter compared to $14,890,000 at year-end and inventory days on hand increased to 102 days on hand at the end of the current quarter from 92 days at year-end.

The Company’s cash, cash equivalents and investments at the end of the first quarter totaled $23,308,000 compared to $20,419,000 at year-end. The increased cash and investment position at April 30, 2016 resulted from current quarter’s operation cash flow, as discussed above. This increase was partially offset by dividends paid of $516,000 and cash used to acquire property, plant and equipment of $195,000.

The Company’s backlog increased 2.0% from year-end to $16,963,000 at the end of the first quarter of fiscal 2017.

Critical Accounting Policies, Commitments and Certain Other Matters

In the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2016, the Company’s most critical accounting policies and estimates upon which our financial status depends were identified as those relating to revenue recognition, warranty claims, bad debts, inventories, income taxes, long-lived assets, goodwill and share-based compensation. We considered the disclosure requirements of Financial Release (“FR”) 60 (“FR-60”) regarding critical accounting policies and FR-61 regarding liquidity and capital resources, certain trading activities and related party disclosures, and concluded that nothing materially changed during the quarter that would warrant further disclosure under these releases.

Forward-Looking Statements

This Quarterly Report on Form 10-Q may contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are not statements of historical fact, but rather reflect our current expectations concerning future events and results. We generally use the words “believes,” “expects,” “intends,” “plans,” “anticipates,” “likely,” “continues,” “may,” “will,” and similar expressions to identify forward-looking statements. Such forward-looking statements, including those concerning our expectations, involve risks, uncertainties and other factors, some of which are beyond our control, which may cause our actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements. Factors which could cause actual results to differ materially from those anticipated include, but are not limited to (a) general economic, financial and business conditions; (b) declining demand in the test and measurement markets, especially defense and aerospace; (c) competition in the specialty printer industry; (d) ability to develop market acceptance of our products and effective design of customer required features; (e) competition in the data acquisition industry; (f) the impact of changes in foreign currency exchange rates on the results of operations; (g) the ability to successfully integrate acquisitions and realize benefits from divestitures; (h) the business abilities and judgment of personnel and changes in business strategy; (i) the efficacy of research and development investments to develop new products; (j) the launching of significant new products which could result in unanticipated expenses; (k) bankruptcy or other financial problems at major suppliers or customers that could cause disruptions in the Company’s supply chain or difficulty in collecting amounts owed by such customers; and (l) other risks included under “Item 1A-Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2016. We assume no obligation to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by law.

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

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2016, which could materially affect our business, financial condition or future operating results. The risks described in our Annual Report on 10-K are not the only risks that could affect our business, as additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results as well as adversely affect the value of our common stock.

There have been no material updates to the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2016.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the first quarter of fiscal 2017, the Company made the following repurchases of its common stock:

	Total Number of Shares Repurchased		Average Price paid Per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Be Purchased Under The Plans or Programs
February 1—February 27	—		$—		—	390,000
February 28—March 26	3,578	(a)(b)	$14.97	(a)(b)	—	390,000
March 27—April 30	8,729	(c)	$13.51	(c)	—	390,000

(a)	An employee of the Company delivered 1,277 shares of the Company’s common stock to satisfy the exercise price for 1,600 stock options exercised. The shares delivered were valued at an average market value of $14.91 per share and are included with treasury stock in the consolidated balance sheet. This transaction did not impact the number of shares authorized for repurchase under the Company’s current repurchase program.

(b)	Employees of the Company delivered 2,301 shares of the Company’s common stock toward the satisfaction of taxes due with respect to vesting of restricted shares. The shares delivered were valued at an average market value of $15.01 per share and are included with treasury stock in the consolidated balance sheet. This transaction did not impact the number of shares authorized for repurchase under the Company’s current repurchase program.
(c)	Employees of the Company delivered 8,729 shares of the Company’s common stock toward the satisfaction of taxes due with respect to vesting of restricted shares. The shares delivered were valued at an average market value of $13.51 per share and are included with treasury stock in the consolidated balance sheet. This transaction did not impact the number of shares authorized for repurchase under the Company’s current repurchase program.

Item 6.	Exhibits

The following exhibits are filed as part of this report on Form 10-Q:

3A	Restated Articles of Incorporation of the Company as amended

4	Specimen form of common stock certificate of the Company

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from Registrant’s Quarterly Report on Form 10-Q for the period ended April 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to the Condensed Consolidated Financial Statements. Filed electronically herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASTRONOVA, INC. (Registrant)

Date: June 6, 2016	By	/s/ Gregory A. Woods
Gregory A. Woods,
President, Chief Executive Officer and Director
(Principal Executive Officer)

	By	/s/ Joseph P. O’Connell
Joseph P. O’Connell
Senior Vice President, Treasurer and Chief Financial Officer
(Principal Financial Officer)