Form 10-Q
period 2016-07-30
AstroNova, Inc.
filed 2016-09-13
CIK 8146

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 30, 2016

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

Common Stock, $.05 Par Value – 7,465,097 shares

(excluding treasury shares) as of September 2, 2016

ASTRONOVA, INC.

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ASTRONOVA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, Except Share Data)

	July 30, 2016	January 31, 2016
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$14,900	$10,043
Securities Available for Sale	8,864	10,376
Accounts Receivable, net	15,228	15,325
Inventories	17,566	14,890
Line of Credit Receivable	140	150
Note Receivable	—	191
Prepaid Expenses and Other Current Assets	1,827	3,539

Total Current Assets	58,525	54,514
PROPERTY, PLANT AND EQUIPMENT	40,125	39,713
Less Accumulated Depreciation	(30,822)	(29,906)

Property, Plant and Equipment, net	9,303	9,807
OTHER ASSETS
Intangible Assets, net	5,622	5,980
Goodwill	4,521	4,521
Deferred Tax Assets	2,798	3,049
Other	93	92

Total Other Assets	13,034	13,642

TOTAL ASSETS	$80,862	$77,963

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts Payable	$5,362	$3,192
Accrued Compensation	2,445	3,436
Other Liabilities and Accrued Expenses	1,922	2,209
Deferred Revenue	490	529
Income Taxes Payable	265	182

Total Current Liabilities	10,484	9,548
Deferred Tax Liabilities	99	78
Other Long Term Liabilities	951	964

TOTAL LIABILITIES	11,534	10,590
SHAREHOLDERS’ EQUITY
Common Stock, $0.05 Par Value, Authorized 13,000,000 shares; Issued 9,799,794 shares and 9,666,290 shares at July 30, 2016 and January 31, 2016, respectively	490	483
Additional Paid-in Capital	46,822	45,675
Retained Earnings	43,487	42,212
Treasury Stock, at Cost, 2,365,636 and 2,323,545 shares at July 30, 2016 and January 31, 2016, respectively	(20,637)	(20,022)
Accumulated Other Comprehensive Loss, net of tax	(834)	(975)

TOTAL SHAREHOLDERS’ EQUITY	69,328	67,373

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$80,862	$77,963

See Notes to condensed consolidated financial statements (unaudited).

ASTRONOVA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, Except Per Share Data)

(Unaudited)

	Three Months Ended		Six Months Ended
	July 30, 2016	August 1, 2015	July 30, 2016	August 1, 2015
Net Sales	$25,339	$23,938	$49,449	$46,144
Cost of Sales	15,034	14,092	29,671	27,268

Gross Profit	10,305	9,846	19,778	18,876
Operating Expenses:
Selling and Marketing	4,777	4,664	9,608	8,992
Research and Development	1,755	1,565	3,199	3,361
General and Administrative	2,025	1,783	3,676	3,241

Operating Expenses	8,557	8,012	16,483	15,594

Operating Income, net	1,748	1,834	3,295	3,282
Other Income (Expense)	40	21	(12)	254

Income before Income Taxes	1,788	1,855	3,283	3,536
Income Tax Provision	496	687	972	1,158

Net Income	$1,292	$1,168	$2,311	$2,378

Net Income per Common Share—Basic:	$0.17	$0.16	$0.31	$0.33

Net Income per Common Share—Diluted:	$0.17	$0.16	$0.31	$0.32

Weighted Average Number of Common Shares Outstanding:
Basic	7,418	7,278	7,388	7,269
Diluted	7,587	7,469	7,560	7,459

Dividends Declared Per Common Share	$0.07	$0.07	$0.14	$0.14

See Notes to condensed consolidated financial statements (unaudited).

ASTRONOVA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	July 30, 2016	August 1, 2015	July 30, 2016	August 1, 2015
Net Income	$1,292	$1,168	$2,311	$2,378
Other Comprehensive Income (Loss), Net of Taxes and Reclassification Adjustments:
Foreign Currency Translation Adjustments	(193)	(122)	134	(113)
Unrealized Holding Gain (Loss) on Securities Available for Sale	9	4	7	(15)

Other Comprehensive Income (Loss)	(184)	(118)	141	(128)

Comprehensive Income	$1,108	$1,050	$2,452	$2,250

See Notes to condensed consolidated financial statements (unaudited).

ASTRONOVA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Six Months Ended
	July 30, 2016	August 1, 2015
Cash Flows from Operating Activities:
Net Income	$2,311	$2,378
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	1,255	946
Share-Based Compensation	546	444
Deferred Income Tax Provision (Benefit)	270	(18)
Changes in Assets and Liabilities, net of acquisition:
Accounts Receivable	127	(1,067)
Inventories	(2,656)	1,646
Income Taxes	400	863
Accounts Payable and Accrued Expenses	995	(842)
Other	1,135	(191)

Net Cash Provided by Operating Activities	4,383	4,159
Cash Flows from Investing Activities:
Proceeds from Sales/Maturities of Securities Available for Sale	1,921	5,003
Purchases of Securities Available for Sale	(400)	(3,127)
Acquisition of RITEC’s Ruggedized Printer Business	—	(7,360)
Payments Received on Line of Credit and Note Receivable	188	208
Additions to Property, Plant and Equipment	(377)	(1,291)

Net Cash Provided (Used) by Investing Activities	1,332	(6,567)
Cash Flows from Financing Activities:
Proceeds (Use) from Common Shares Issued Under Employee Benefit Plans and Employee Stock Option Plans, Net of Payment of Minimum Tax Withholdings	(7)	197
Dividends Paid	(1,036)	(1,022)

Net Cash Used by Financing Activities	(1,043)	(825)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	185	331

Net Increase (Decrease) in Cash and Cash Equivalents	4,857	(2,902)
Cash and Cash Equivalents, Beginning of Period	10,043	7,958

Cash and Cash Equivalents, End of Period	$14,900	$5,056

Supplemental Disclosures of Cash Flow Information:
Cash Paid During the Period for Income Taxes, Net of Refunds	$314	$264

See Notes to condensed consolidated financial statements (unaudited).

ASTRONOVA, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(1) Overview

On September 25, 2015, Astro-Med, Inc. announced it would immediately begin doing business as AstroNova on a worldwide basis. The name change is part of the plan to modernize the Company and effectively communicate our strategy. The AstroNova name and brand emphasizes our traditional strengths in aerospace and acknowledges our expanding presence in test & measurement, product identification and other new areas where we can apply our data visualization technology. On May 18, 2016, the name change was formally approved by the Company’s shareholders, and the Company’s Restated Articles of Incorporation were amended to officially change the Company’s name to AstroNova, Inc. The Company’s common stock trades on the NASDAQ Global Market stock exchange under its new name, AstroNova, Inc., using the ticker symbol, ALOT.

Headquartered in West Warwick, Rhode Island, AstroNova, Inc. leverages its expertise in data visualization technologies to design, develop, manufacture and distribute a broad range of specialty printers and data acquisition and analysis systems. Our products are distributed through our own sales force and authorized dealers in the United States. We also sell to customers outside of the United States primarily through our Company offices in Canada, China, Europe, Mexico and Southeast Asia as well as through independent dealers and representatives. AstroNova, Inc. products are used around the world in a wide range of aerospace, apparel, automotive, avionics, chemical, computer peripherals, communications, distribution, food and beverage, general manufacturing, packaging and transportation applications.

The business consists of two segments, Product Identification (previously known as our QuickLabel segment), which includes products sold under the QuickLabel® brand name, and Test & Measurement which includes products sold under the AstroNova™ brand name.

Products sold under the QuickLabel brand are used in industrial and commercial product packaging and automatic identification applications to digitally print custom labels and other visual identification marks on demand. Products sold under the AstroNova Test & Measurement brand acquire and record visual and electronic signal data from local and networked data streams and sensors. The recorded data is processed and analyzed and then stored and presented in various visual output formats. In the aerospace market, the Company has a long history of using its data visualization technologies to provide high-resolution printers for use in airborne applications.

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

The presentation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported and disclosed in the condensed consolidated financial statements and accompanying notes. Some of the more significant estimates relate to the allowances for doubtful accounts and credits, inventory valuation, impairment of long-lived assets and goodwill, income taxes, share-based compensation, accrued expenses and warranty reserves. Management’s estimates are based on the facts and circumstances available at the time estimates are made, historical experience, risk of loss, general economic conditions and trends, and management’s assessments of the probable future outcome of these matters. Consequently, actual results could differ from those estimates.

Certain amounts in the prior year’s financial statements have been reclassified to conform to the current year’s presentation.

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

The purchase price of the acquisition was $7,360,000 which was funded using available cash and investment securities. Of the $7,360,000 purchase price, $750,000 was being held in escrow for twelve months following the acquisition date to support an indemnity to the Company in the event of any breach in the representations, warranties or covenants of RITEC. During this year’s fiscal second quarter, the Company recovered $99,000 of the escrow amount which was recorded as other income in the condensed consolidated statements of income for the three and six months period ended July 30, 2016.

The assets acquired from RITEC consist principally of accounts receivable and certain intangible assets. Acquisition related costs of approximately $109,000 were included in the general and administrative expenses in the Company’s consolidated statements of income for fiscal year ended January 31, 2016. The acquisition was accounted for under the acquisition method in accordance with the guidance provided by FASB ASC 805, “Business Combinations.”

AstroNova also entered into a Transition Services Agreement, under which RITEC will provide transition services and continue to manufacture products in the acquired product line until the Company transitions the manufacturing to its West Warwick, Rhode Island facility, which the Company anticipates will be completed by the third quarter of fiscal 2017. Upon expiration of the Transition Services Agreement, AstroNova will purchase any inventory held by RITEC at its book value (net of reserves), which the Company estimates will be approximately $200,000.

Also as part of the Asset Purchase Agreement, we entered into a 5-year License Agreement, which grants RITEC certain rights to use the intellectual property acquired by the Company in the design, development, marketing, manufacture, sale and servicing of aerospace printers for aircraft sold to the military end-user market and printers sold to other non-aircraft market segments. RITEC will pay royalties equal to 7.5% of the selling price on all products sold into the military end-user aircraft market during the License Agreement period.

The purchase price of the acquisition has been allocated on the basis of the fair value as follows:

(In thousands)
Accounts Receivable	$50
Identifiable Intangible Assets	3,780
Goodwill	3,530

Total Purchase Price	$7,360

The fair value of the intangible assets acquired was estimated by applying the income approach. This fair value measurement is based on significant inputs that are not observable in the market and therefore, represent a Level 3 measurement as defined in ASC 820, “Fair Value Measurement and Disclosure,” which requires management judgment due to the absence of quoted market prices. Key assumptions include (1) a weighted average cost of capital of 15.5%; (2) a range of earnings projections from $110,000-$700,000 and (3) a range of contract renewal probability from 30%-100%.

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

Assuming the acquisition of RITEC occurred on February 1, 2015, the impact on net sales, net income and earnings per share would not have been material to the Company for the period ended August 1, 2015.

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

	Three Months Ended		Six Months Ended
	July 30, 2016	August 1, 2015	July 30, 2016	August 1, 2015
Weighted Average Common Shares Outstanding—Basic	7,418,312	7,278,329	7,388,123	7,268,745
Effect of Dilutive Options, Restricted Stock Awards and Restricted Stock Units	168,300	190,934	172,022	190,676

Weighted Average Common Shares Outstanding—Diluted	7,586,612	7,469,263	7,560,145	7,459,421

For the three and six months ended July 30, 2016 the diluted per share amounts do not reflect common equivalent shares outstanding of 413,121 and 468,121, respectively. For the three and six months ended August 1, 2015 the diluted per share amounts do not reflect common equivalent shares outstanding of 424,100. These outstanding common equivalent shares were not included due to their anti-dilutive effect. Anti-dilutive shares consist of those common stock equivalents that have either an exercise price above the average stock price for the period, or the common stock equivalent’s related average unrecognized stock compensation expense is sufficient to “buy back” the entire amount of shares. Restricted stock units which vest based upon achievement of performance targets are excluded from the diluted shares outstanding unless the performance targets have been met as of the end of the reporting period, regardless of whether such performance targets are probable of achievement as of the end of the measurement period.

(6) Intangible Assets

Intangible assets are as follows:

	July 30, 2016			January 31, 2016
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Miltope:
Customer Contract Relationships	$3,100	$(933)	$2,167	$3,100	$(758)	$2,342
RITEC:
Customer Contract Relationships	2,830	(119)	2,711	2,830	(31)	2,799
Non-Competition Agreement	950	(206)	744	950	(111)	839

Intangible Assets, net	$6,880	$(1,258)	$5,622	$6,880	$(900)	$5,980

There were no impairments to intangible assets during the three or six months ended July 30, 2016 and August 1, 2015. Amortization expense of $179,000 and $105,000 related to the above acquired intangibles has been included in the condensed consolidated statement of income for the three months ended July 30, 2016 and August 1, 2015, respectively. Amortization expense of $358,000 and $194,000 related to the above acquired intangibles has been included in the condensed consolidated statement of income for the six months ended July 30, 2016 and August 1, 2015, respectively.

Estimated amortization expense for the next five years is as follows:

(In thousands)	2017	2018	2019	2020	2021
Estimated amortization expense	$715	$774	$769	$803	$706

(7) Share-Based Compensation

AstroNova has two equity incentive plans – the 2007 Equity Incentive Plan (the “2007 Plan”) and the 2015 Equity Incentive Plan (the “2015 Plan”). Under these plans, the Company may grant incentive stock options, non-qualified stock options, stock appreciation rights, time or performance based restricted stock units (RSUs), restricted stock awards (RSAs), and other stock-based awards to executives, key employees, directors and other eligible individuals. At July 30, 2016, 84,813 shares were available for grant under the 2007 Plan, of which 50,000 are reserved for stock options that the Company is obligated to issue to its CEO in fiscal 2018 pursuant to an Equity Incentive Award Agreement dated as of November 24, 2014 (the “CEO Equity Incentive Agreement”). The 2007 Plan will expire in May 2017. The 2015 Plan authorizes the issuance of up to 500,000 shares (subject to adjustment for stock dividends and stock splits) and at July 30, 2016, 159,738 shares were available for grant under the 2015 Plan. The 2015 Plan will expire in May 2025. Options granted to date to employees under both plans vest over four years and expire after ten years. The exercise price of each stock option is established at the discretion of the Compensation Committee; however, any incentive stock options granted under the 2007 Plan, and all options granted under the 2015 Plan, must be issued at an exercise price of not less than the fair market value of the Company’s common stock on the date of grant.

Under the plans, each non-employee director receives an automatic annual grant of ten-year options to purchase 5,000 shares of stock upon the adjournment of each annual shareholders meeting. Each such option is exercisable at the fair market value of the Company’s common stock as of the grant date, and vests immediately prior to the next succeeding annual shareholders’ meeting. Accordingly, on May 18, 2016, 30,000 options were issued to the non-employee directors.

In addition to the plans, the Company has a Non-Employee Director Annual Compensation Program (the “Program”). Prior to August 1, 2016, this program provided that each non-employee director be entitled to an annual cash retainer of $7,000 (the “Annual Cash Retainer”), plus $500 for each Board and committee meeting attended. In addition, the Chairman of the Board received an annual retainer of $6,000, and the Chairs of the Audit and Compensation Committees each received an annual retainer of $4,000 (“Chair Retainer”). The non-employee directors could elect, for any fiscal year, to receive all or a portion of the Annual Cash Retainer and/or Chair Retainer (collectively the “Cash Retainer”) in the form of common stock of the Company, which was issued under one of the Plans. If a non-employee director elected to receive all or a portion of the Cash Retainer in the form of common stock, such shares were issued in four quarterly installments on the first day of each fiscal quarter, and the number of shares of common stock issued was based on the fair market value of the Company’s common stock on the date such installment was payable. The common stock received in lieu of such Cash Retainer was fully vested upon issuance. However, a non-employee director who received common stock in lieu of all or a portion of the Cash Retainer could not sell, transfer, assign, pledge or otherwise encumber the common stock prior to the first anniversary of the date on which such shares were issued. In the event of the death or disability of a non-employee director, or a change in control of the Company, any shares of common stock issued in lieu of the Cash Retainer would no longer be subject to such restrictions on transfer. During the first and second quarter of fiscal 2017, 567 and 601 shares were awarded to non-employee directors in lieu of the Cash Retainer. In addition, under the Program, each non-employee director received RSAs with a value equal to $20,000 (the “Equity Retainer”) upon the adjournment of each annual shareholders’ meeting. The Equity Retainer vests on the earlier of 12 months after the grant date or the date immediately prior to the next annual meeting of the shareholders following the meeting at which such RSAs were granted. However, a non-employee director could not sell, transfer, assign, pledge or otherwise encumber the vested common stock prior to the second anniversary of the vesting date. In the event of the death or disability of a non-employee director, or a change in control of the Company, the RSAs would immediately vest and would no longer be subject to such restrictions on transfer. During the second quarter of fiscal 2017, 8,262 shares were awarded as the Equity Retainer to the non-employee directors.

Effective August 1, 2016, the Non-Employee Director Annual Compensation Program was amended. Under the amended Program, and commencing on the first business day of the third fiscal quarter of fiscal 2017, each non-employee director will receive an automatic grant of RSAs on the first business day of each fiscal quarter. The number of whole shares to be granted each quarter is equal to 25% of the number calculated by dividing the director compensation amount by the fair market value of the Company’s stock on such day. The director annual compensation amount is $55,000 for the remainder of fiscal year 2017, $65,000 for fiscal 2018, and $75,000 for fiscal 2019. In addition, the Chairman of the Board receives RSAs with an aggregate value of $6,000, and the Chairs of the Audit and Compensation Committees each receive RSAs with an aggregate value of $4,000, also issued in quarterly installments and calculated in the same manner as the directors’ RSA grants. RSAs granted pursuant to the amended Program become fully vested on the first anniversary of the date of grant.

In April 2013 (fiscal year 2014), the Company granted options and RSUs to officers (“2014 RSUs”). The 2014 RSUs vested as follows: twenty-five percent vested on the third anniversary of the grant date, fifty percent vested upon the Company achieving its cumulative budgeted net sales target for fiscal years 2014 through 2016 (the “Measurement Period”), and twenty-five percent vested upon the Company achieving a target average annual ORONA (operating income return on net assets as calculated under the Domestic Management Bonus Plan) for the Measurement Period. The grantee may not sell, transfer or otherwise dispose of more than fifty percent of the common stock issued upon vesting of the 2014 RSUs until the first anniversary of the vesting date. On February 1, 2014, the Company accelerated the vesting of 4,166 of the 2014 RSUs held by Everett Pizzuti in connection with his retirement. In April 2016, 9,300 of the 2014 RSUs vested, as the Company achieved the targeted average annual ORONA, as defined in the plan, for the Measurement Period and another 9,300 vested as a result of the third year anniversary date of the grant.

In March 2015 (fiscal year 2016), the Company granted 50,000 options and 537 RSAs to its CEO pursuant to the CEO Equity Incentive Agreement, and 35,000 options to other key employees. The options and RSAs vest in four equal annual installments commencing on the first anniversary of the grant date.

In May 2015 (fiscal year 2016), the Company granted an aggregate of 80,000 time-based and 155,000 performance-based RSUs (“2016 RSUs”) to certain officers of the Company. The time-based 2016 RSUs vest in four equal annual installments commencing on the first anniversary of the grant date. The performance-based 2016 RSUs vest over three years based upon the increase in net sales, if any, achieved each fiscal year relative to a three-year net sales increase goal. Performance-based 2016 RSUs that are earned based on organic revenue growth will be fully vested when earned, while those earned based on revenue growth via acquisitions will vest annually over a three-year period following the fiscal year in which the revenue growth occurs. Any performance-based 2016 RSUs that have not been earned at the end of the three-year performance period will be forfeited. The expense for such shares is recognized in the fiscal year in which the results are achieved, however, the shares are not fully earned until approved by the Compensation Committee in the first quarter of the following fiscal year. Based upon revenue in fiscal 2016, 15,810 of the performance based 2016 RSUs were earned in the first quarter of fiscal 2017.

In March 2016 (fiscal year 2017), the Company granted 50,000 options and 4,030 RSAs to its CEO pursuant to the CEO Equity Incentive Agreement. The options and RSAs vest in four equal annual installments commencing on the first anniversary of the grant date.

In May 2016, the Company granted 37,000 options to certain key employees. The options vest in four equal installments commencing on the first anniversary of the grant date.

We account for compensation cost related to share-based payments based on the estimated fair value of the award. We have estimated the fair value of each option on the date of grant using the Black-Scholes option-pricing model. Our estimate requires a number of complex and subjective assumptions including our stock price volatility, employee exercise patterns (expected life of the options), the risk-free interest rate and the Company’s dividend yield. The stock price volatility assumption is based on the historical weekly price data of our common stock over a period equivalent to the weighted average expected life of our options. Management evaluated whether there were factors during that period which were unusual and would distort the volatility figure if used to estimate future volatility and concluded that there were no such factors. In determining the expected life of the option grants, the Company has observed the actual terms of prior grants with similar characteristics and the actual vesting schedule of the grant and has assessed the expected risk tolerance of different option groups. The risk-free interest rate is based on the actual U.S. Treasury zero coupon rate for bonds matching the expected term of the option as of the option grant date. The dividend assumption is based upon the prior year’s average dividend yield. Our accounting for share-based compensation for RSUs and RSAs is also based on the fair value method. The fair value of the RSUs and RSAs is based on the closing market price of the Company’s common stock on the date of grant. Reductions in compensation expense associated with forfeited awards are estimated at the date of grant, and this estimated forfeiture rate is adjusted periodically based on actual forfeiture experience.

Share-based compensation expense was recognized as follows:

	Three Months Ended		Six Months Ended
(In thousands)	July 30, 2016	August 1, 2015	July 30, 2016	August 1, 2015
Stock Options	$87	$70	$168	$144
Restricted Stock Awards and Restricted Stock Units	142	228	372	296
Employee Stock Purchase Plan	3	3	6	4

Total	$232	$301	$546	$444

Stock Options

The fair value of stock options granted during the six months ended July 30, 2016 and August 1, 2015 was estimated using the following weighted average assumptions:

	Six Months Ended
	July 30, 2016	August 1, 2015
Risk Free Interest Rate	1.4%	1.6%
Expected Volatility	28.2%	22.7%
Expected Life (in years)	5.0	5.0
Dividend Yield	1.9%	2.0%

The weighted average fair value per share for options granted was $2.86 and $3.46 during the first and second quarters of fiscal 2017, respectively, compared to $2.43 and $2.44 during the first and second quarters of fiscal 2016.

Aggregated information regarding stock options granted under the plans for the six months ended July 30, 2016 is summarized below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Outstanding at January 31, 2016	657,936	$11.00	6.1	$3,083,000
Granted	117,000	14.79
Exercised	(67,757)	8.43
Forfeited	(975)	13.71
Canceled	(3,023)	8.98

Outstanding at July 30, 2016	703,181	$11.88	6.5	$2,807,040

Exercisable at July 30, 2016	437,606	$10.64	5.1	$2,298,670

As of July 30, 2016, there was approximately $629,000 of unrecognized compensation expense related to stock options which is expected to be recognized over a weighted average period of approximately 2.5 years.

Restricted Stock Units (RSUs) and Restricted Stock Awards (RSAs)

Aggregated information regarding RSUs and RSAs granted under the Plan for the six months ended July 30, 2016 is summarized below:

	RSAs & RSUs	Weighted Average Grant Date Fair Value
Unvested at January 31, 2016	293,088	$13.28
Granted	13,460	14.70
Vested	(62,632)	12.88
Forfeited	(18,600)	10.07

Unvested at July 30, 2016	225,316	$13.75

As of July 30, 2016, there was approximately $1,104,000 of unrecognized compensation expense related to RSUs and RSAs which is expected to be recognized over a weighted average period of 2.4 years.

Employee Stock Purchase Plan

AstroNova has an Employee Stock Purchase Plan allowing eligible employees to purchase shares of common stock at a 15% discount from fair value on the date of purchase. A total of 247,500 shares were originally reserved for issuance under this plan. During the quarters ended July 30, 2016 and August 1, 2015, there were 1,507 and 1,293 shares, respectively, purchased under this plan. As of July 30, 2016, 48,486 shares remain available.

(8) Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and include material, labor and manufacturing overhead. The components of inventories are as follows:

(In thousands)	July 30, 2016	January 31, 2016
Materials and Supplies	$11,993	$10,197
Work-In-Process	1,063	1,025
Finished Goods	9,000	7,491

	22,056	18,713
Inventory Reserve	(4,490)	(3,823)

	$17,566	$14,890

(9) Income Taxes

The Company’s effective tax rates for the period, which are based on the projected effective tax rate for the full year, are as follows:

	Three Months Ended	Six Months Ended
Fiscal 2017	27.7%	29.6%
Fiscal 2016	37.0%	32.7%

During the three months ended July 30, 2016, the Company recognized income tax expense of $496,000. The effective tax rate in this period was directly impacted by a $97,000 tax benefit relating to the filing of amended returns and a $39,000 tax benefit related to disqualifying dispositions of Company stock. During the three months ended August 1, 2015, the Company recognized income tax expense of $687,000.

During the six months ended July 30, 2016, the Company recognized income tax expense of $972,000. The effective tax rate in this period was directly impacted by a $97,000 tax benefit relating to the filing of amended returns; a $52,000 tax benefit related to the statute of limitations expiring on a previously uncertain tax position and a $39,000 tax benefit related to disqualifying dispositions of Company stock. During the six months ended August 1, 2015, the Company recognized income tax expense of $1,158,000. The effective tax rate in this period was directly impacted by a $135,000 tax benefit related to the statute of limitations expiring on a previously uncertain tax position.

As of July 30, 2016, the Company’s cumulative unrecognized tax benefits totaled $578,000 compared to $591,000 as of January 31, 2016. There were no other developments affecting unrecognized tax benefits during the quarter ended July 30, 2016.

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

The terms of the Asheboro sale also included an agreement for AstroNova to provide Label Line Ltd. with additional financing in the form of a revolving line of credit in the amount of $600,000. This line of credit is secured by a first lien on various collateral of Label Line Ltd., including the Asheboro plant and plant assets, and bears interest at a rate equal to the United States prime rate plus an additional margin of two percent on the outstanding credit balance. The term of this revolving line of credit has been extended through January 31, 2017. As of July 30, 2016, $140,000 remains outstanding on this revolving line of credit.

(11) Segment Information

AstroNova reports two segments: Product Identification (previously the QuickLabel segment) and Test & Measurement (T&M). The Company evaluates segment performance based on the segment profit before corporate expenses.

Summarized below are the Net Sales and Segment Operating Profit for each reporting segment:

	Three Months Ended				Six Months Ended
	Net Sales		Segment Operating Profit		Net Sales		Segment Operating Profit
(In thousands)	July 30, 2016	August 1, 2015	July 30, 2016	August 1, 2015	July 30, 2016	August 1, 2015	July 30, 2016	August 1, 2015
Product Identification	$17,628	$17,100	$2,632	$2,720	$34,234	$32,744	$4,628	$4,698
T&M	7,711	6,838	1,141	897	15,215	13,400	2,343	1,825

Total	$25,339	$23,938	3,773	3,617	$49,449	$46,144	6,971	6,523

Corporate Expenses			2,025	1,783			3,676	3,241

Operating Income			1,748	1,834			3,295	3,282
Other Income (Expense)—Net			40	21			(12)	254

Income Before Income Taxes			1,788	1,855			3,283	3,536
Income Tax Provision			496	687			972	1,158

Net Income			$1,292	$1,168			$2,311	$2,378

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

Share-Based Compensation

In March 2016, the FASB issued ASU 2016-09, “Compensation – Stock Compensation (Topic 718) – Improvements to Employee Share-Based Payment Accounting.” ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. For public entities, ASU 2016-09 is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods (Q1 fiscal 2018 for AstroNova). As permitted by ASU 2016-09, we adopted this guidance prospectively in fiscal 2017. The adoption of this guidance did not have a material effect on the Company’s consolidated financial statements.

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

No other new accounting pronouncements, issued or effective during the second quarter of the current year, have had or are expected to have a material impact on our consolidated financial statements.

(13) Securities Available for Sale

Pursuant to our investment policy, securities available for sale include state and municipal securities with various contractual or anticipated maturity dates ranging from 1 to 31 months. Securities available for sale are carried at fair value, with unrealized gains and losses reported as a component of accumulated other comprehensive income (loss) in shareholders’ equity until realized. Realized gains and losses from the sale of available for sale securities, if any, are determined on a specific identification basis. A decline in the fair value of any available for sale security below cost that is determined to be other than temporary will result in a write-down of its carrying amount to fair value. No such impairment charges were recorded for any period presented. All short-term investment securities have original maturities greater than 90 days.

The fair value, amortized cost and gross unrealized gains and losses of securities available for sale are as follows:

(In thousands) July 30, 2016	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
State and Municipal Obligations	$8,842	$22	$—	$8,864

January 31, 2016	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
State and Municipal Obligations	$10,363	$15	$(2)	$10,376

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

Cash and cash equivalents, accounts receivable, accounts payable, line of credit receivable, accrued compensation, other liabilities and accrued expenses and income tax payable are reflected in the condensed consolidated balance sheet at carrying value, which approximates fair value due to the short term nature of the these instruments.

Assets measured at fair value on a recurring basis are summarized below:

(In thousands) July 30, 2016	Level 1	Level 2	Level 3	Total
Money Market Funds (included in Cash and Cash Equivalents)	$5,910	$—	$—	$5,910
State and Municipal Obligations (included in Securities Available for Sale)	—	8,864	—	8,864

Total	$5,910	$8,864	$—	$14,774

January 31, 2016	Level 1	Level 2	Level 3	Total
Money Market Funds (included in Cash and Cash Equivalents)	$4,340	$—	$—	$4,340
State and Municipal Obligations (included in Securities Available for Sale)	—	10,376	—	10,376

Total	$4,340	$10,376	$—	$14,716

For our money market funds and state and municipal obligations, we utilize the market approach to measure fair value. The market approach is based on using quoted prices for identical or similar assets.

(15) Accumulated Other Comprehensive Loss

The changes in the balance of accumulated other comprehensive loss by component are as follows:

(In thousands)	Foreign Currency Translation Adjustments	Unrealized Holding Gain on Available for Sale Securities	Total
Balance at January 31, 2016	$(983)	$8	$(975)
Other Comprehensive Income	134	7	141

Balance at July 30, 2016	$(849)	$15	$(834)

The amounts presented above in other comprehensive income are net of any applicable taxes.

(16) Commitments and Contingencies

Product Replacement Program

In April 2013, tests conducted by the Company revealed that one of its suppliers had been using a non-conforming part in power supplies for certain models of AstroNova’s Test & Measurement printers. No malfunctions have been reported by customers as a result of the non-conforming material.

Upon identifying this issue, AstroNova immediately suspended production of the printers, notified all customers and contacted the supplier who confirmed the problem. AstroNova is continuing to work with its customers to replace the non-conforming material on existing printers with conforming material. The estimated costs associated with the replacement program were $672,000, which was based upon the number of printers shipped during the period the non-conforming material was used. Those estimated costs were recognized and recorded as a reserve in the first quarter of fiscal 2014. Since fiscal 2014, the Company has expended a total of $411,000 in replacement costs which have been charged against this reserve. The remaining reserve amount of $261,000 is included in other accrued expenses in the accompanying condensed consolidated balance sheet at July 30, 2016.

Since the supplier deviated from the agreed upon specifications for the power supply while providing certificates of conformance to the original specifications, in January 2014, AstroNova received a non-refundable $450,000 settlement from the supplier for recovery of the costs and expense associated with this issue. In addition to this cash settlement, the Company had received lower product prices from the supplier through the first quarter of fiscal 2017.

(17) Line of Credit

The Company has a $10 million revolving line of credit available for ongoing working capital requirements, business acquisitions or general corporate purposes as needed. This line of credit is scheduled to expire on August 30, 2017. Any borrowings made under this line of credit bear interest at either a fluctuating base rate equal to the highest of (i) the Prime Rate, (ii) 1.50% above the daily one month LIBOR, and (iii) the Federal Funds Rate in effect plus 1.50% or at a fixed rate of LIBOR plus an agreed upon margin of between 0% and 2.25%, based on the Company’s funded debt to EBITDA ratio as defined in the agreement. In addition, the agreement provides for two financial covenant requirements, namely, Total Funded Debt to Adjusted EBITDA (as defined) of not greater than 3 to 1 and a Fixed Charge Coverage Ratio (as defined) of not less than 1.25 to 1, both measured at the end of each quarter on a rolling four quarter basis. As of July 30, 2016, there have been no borrowings against this line of credit and the Company was in compliance with its financial covenants.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Business Overview

This section should be read in conjunction with AstroNova’s condensed consolidated financial statements included elsewhere herein and our Annual Report on Form 10-K for the fiscal year ended January 31, 2016.

On September 25, 2015, we announced we would immediately begin doing business as AstroNova on a worldwide basis. The name change is part of the plan to modernize the Company and effectively communicate our strategy. The AstroNova name and brand emphasizes our traditional strengths in aerospace and acknowledges our expanding presence in test & measurement, product identification and other new areas where we can apply our data visualization technology. On May 18, 2016, the name change was formally approved by the Company’s shareholders and as such the Company’s Restated Articles of Incorporation were amended to officially change the Company’s name to AstroNova, Inc.

AstroNova is a multi-national enterprise that leverages its proprietary data visualization technologies to design, develop, manufacture, distribute and service a broad range of products that acquire, store, analyze and present data in multiple formats. The Company organizes its structure around a core set of competencies, including research and development, manufacturing, service, marketing and distribution. It markets and sells its products and services through the following two segments:

•	Product Identification (previously QuickLabel)—offers product identification and label printer hardware, software, servicing contracts, and consumable products.

•	Test and Measurement (T&M)— offers a suite of products and services that acquire and record visual and electronic signal data from local and networked data streams and sensors as well as wired and wireless networks. The recorded data is processed and analyzed and then stored and presented in various visual output formats. The T&M segment also includes a line of aerospace printers that are used to print hard copies of data required for the safe and efficient operation of aircraft including navigation maps, arrival and departure procedures, flight itineraries, weather maps, performance data, passenger data, and various air traffic control data. Aerospace products also include Ethernet switches which are used in military aircraft and military vehicles to connect multiple computers or Ethernet devices.

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

Results of Operations

Three Months Ended July 30, 2016 vs. Three Months Ended August 1, 2015

Net sales by segment and current quarter percentage change over prior year for the three months ended July 30, 2016 and August 1, 2015 were:

(Dollars in thousands)	July 30, 2016	As a % of Net Sales	August 1, 2015	As a % of Net Sales	% Change Over Prior Year
Product Identification	$17,628	69.6%	$17,100	71.4%	3.1%
T&M	7,711	30.4%	6,838	28.6%	12.8%

Total	$25,339	100.0%	$23,938	100.0%	5.9%

Net sales for the second quarter of the current year were $25,339,000, representing a 5.9% increase compared to the previous year’s second quarter sales of $23,938,000. Sales through the domestic channels for the current quarter were $17,648,000, an increase of 2.0% over the prior year’s second quarter. International sales for the second quarter of the current year were $7,691,000, representing a 16.0% increase from the previous year. Current year’s second quarter international sales include an unfavorable foreign exchange rate impact of $129,000.

Hardware sales in the current quarter were $8,856,000, a 3.2% increase compared to prior year’s second quarter hardware sales of $8,581,000, driven by the 14.9% increase in T&M product group sales, primarily related to Aerospace product line sales.

Consumables sales in the current quarter were $14,412,000, representing an 8.0% increase over prior year’s second quarter consumable sales of $13,339,000.

Service and other revenues of $2,071,000 in the current quarter were flat compared to prior year’s second quarter service and other revenues of $2,017,000, as the increased parts revenue during the quarter was offset by declines in revenue from repairs, service and freight.

Current year second quarter gross profit was $10,305,000, representing a 4.7% improvement over prior year’s second quarter gross profit of $9,846,000; the gross profit margin of 40.7% in the current quarter decreased from the prior year’s second quarter gross profit margin of 41.1%. The higher gross profit for the current quarter compared to prior year is primarily attributable to higher sales; while the current quarter’s decrease in margin is due to product mix and higher manufacturing costs associated with product integration and rationalization.

Operating expenses for the current quarter were $8,557,000, a 6.8% increase compared to prior year’s second quarter operating expenses of $8,012,000. Specifically, G&A expenses increased in the second quarter to $2,025,000 compared to $1,783,000 in the prior year’s second quarter primarily due to an increase in professional and outside service fees. R&D expenses increased 12.1% in the current quarter compared to the prior year’s second quarter, due to additional resources needed for R&D design and testing to accelerate on-going development. The R&D spending level, as a percentage of net sales, for the current quarter is 6.9% compared to 6.5% for the same period of the prior year. Selling and marketing expenses for the current quarter increased to $4,777,000 compared to $4,664,000 in the second quarter of the prior year, primarily due to increases in outside service fees related to the expanded marketing initiative as a result of the Company’s rebranding.

Current year second quarter operating income of $1,748,000 resulted in an operating profit margin of 6.9%, lower than the prior year’s second quarter operating income of $1,834,000 with a related operating margin of 7.1%. Product mix, lower factory absorption and an increase in manufacturing and operating expenses all contributed to the decline in operating income.

Other income during the second quarter was $40,000 compared to $21,000 in the second quarter of the previous year. Included in the current year second quarter other income is the $99,000 recovery of a portion of the funds held in escrow related to the RITEC acquisition.

The provision for federal, state and foreign income taxes for the second quarter of the current year was $496,000, reflecting an effective tax rate of 27.7%. The effective tax rate in the second quarter was directly impacted by a $97,000 tax benefit relating to the filing of amended returns and a $39,000 tax benefit related to disqualifying dispositions of Company stock. This compares to the prior year’s second quarter income tax provision of $687,000, reflecting an effective tax rate of 29.6%.

The Company reported net income of $1,292,000 for the second quarter of the current year, generating EPS of $0.17 per diluted share compared to the prior year’s second quarter net income of $1,168,000 and related EPS of $0.16 per diluted share. Return on sales was 5.1% for the second quarter fiscal 2017 compared to 4.9% in the second quarter of fiscal 2016.

Six Months Ended July 30, 2016 vs. Six Months Ended August 1, 2015

Net sales by product group and current quarter percentage change over prior year for the six months ended July 30, 2016 and August 1, 2015 were:

(Dollars in thousands)	July 30, 2016	As a % of Net Sales	August 1, 2015	As a % of Net Sales	% Change Over Prior Year
Product Identification	$34,234	69.2%	$32,744	71.0%	4.6%
T&M	15,215	30.8%	13,400	29.0%	13.5%

Total	$49,449	100.0%	$46,144	100.0%	7.2%

Net sales for the first six months of the current year were $49,449,000, representing a 7.2% increase compared to the previous year’s sales of $46,144,000. Sales through the domestic channels for the first half of the current year were $34,420,000, an increase of 4.2% over the prior year. International sales for the first six months of the current year were $15,029,000, representing a 14.6% increase from the previous year. The current year’s first six months international sales included an unfavorable foreign exchange rate impact of $170,000.

Hardware sales in the first six months of the current year were $17,587,000, an increase compared to prior year sales of $16,982,000. Current year T&M hardware sales of $12,350,000 increased 15.1% compared to prior year sales of $10,731,000, due to the double-digit growth in Aerospace product line sales attributable to the fulfillment of orders received in previous quarters.

Consumables sales in the first half of the current year were $27,789,000, representing a 10.7% increase over prior year’s first six months sales of $25,108,000. The current year increase in consumable sales is due primarily to the increase in label and tag sales, as well as digital color printer supplies product sales in the Product Identification segment.

Service and other revenues of $4,073,000 in the first six months of the current year were relatively flat compared to prior year’s first six months service and other revenues of $4,054,000, as the increased parts revenue during the quarter was offset by declines in revenue from repairs, service and freight.

Current year first six months gross profit was $19,778,000, reflecting a 4.8% improvement compared to prior year’s first six months gross profit of $18,876,000. The Company’s gross profit margin of 40.0% in the current year reflects a decrease from the prior year’s first six months gross profit margin of 40.9%. The higher gross profit for the current year compared to the prior year is primarily attributable to increased sales, while the current quarter’s decrease in margin is due to product mix and higher operating expenses.

Operating expenses for the first six months of the fiscal year were $16,483,000, a 5.7% increase compared to prior year’s first six months operating expenses of $15,594,000. Selling and marketing expenses for the current year of $9,608,000 increased 6.9% as compared to the previous year’s first six months due primarily to increases in outside service fees related to the Company’s rebranding initiative. G&A expenses increased to $3,676,000 in the first six months of the current year compared to prior year’s first six months G&A expenses of $3,241,000 primarily due to an increase in professional and outside service fees. R&D spending in the first six months of the current year of $3,199,000 slightly decreased compared to prior year’s first six months spending of $3,361,000 due primarily to a decrease in outside service cost required in the current year relative to the RITEC products. Current year spending in R&D represents 6.5% of sales compared to prior year’s first six months level of 7.3%.

First six months operating income of $3,295,000 for the current year, resulted in an operating profit margin of 6.7%, compared to the prior year’s first six months operating income of $3,282,000 with a related operating margin of 7.1%. The slight increase in operating profit for the current year is due to the increase in sales, while the lower current year operating profit margin is due to product mix, lower factory absorption and an increase in operating expenses.

Other expense during the first six months of the current year was $12,000 compared to other income of $254,000 in the first six months of the previous year. The current year decrease was due primarily to $248,000 of income recognized from a settlement in an escrow account related to the Miltope transaction which was included in other income in fiscal year 2016.

The Company recognized a $972,000 income tax expense for the first six months of the current fiscal year, which includes a $97,000 tax benefit relating to the filing of amended returns; a $52,000 tax benefit related to the statute of limitations expiring on a previously uncertain tax position; and a $39,000 tax benefit related to disqualifying dispositions of Company stock. This compares to the prior year’s first six months income tax expense of $1,158,000 which included a $135,000 benefit related to the statute of limitations expiring on a previously uncertain tax position.

The Company reported net income of $2,311,000 for the first six months of the current year, reflecting a return on sales of 4.7% and generating EPS of $0.31 per diluted share. On a comparative basis, in the prior year’s first six months, the Company recognized net income of $2,378,000, reflecting a return on sales of 5.2% and EPS of $0.32 per diluted share.

Segment Analysis

The Company reports two segments: Product Identification (previously the QuickLabel segment) and Test & Measurement (T&M). The Company evaluates segment performance based on the segment profit before corporate and financial administration expenses.

Summarized below are the Net Sales and Segment Operating Profit for each reporting segment:

	Three Months Ended				Six Months Ended
	Net Sales		Segment Operating Profit		Net Sales		Segment Operating Profit
(In thousands)	July 30, 2016	August 1, 2015	July 30, 2016	August 1, 2015	July 30, 2016	August 1, 2015	July 30, 2016	August 1, 2015
Product Identification	$17,628	$17,100	$2,632	$2,720	$34,234	$32,744	$4,628	$4,698
T&M	7,711	6,838	1,141	897	15,215	13,400	2,343	1,825

Total	$25,339	$23,938	3,773	3,617	$49,449	$46,144	6,971	6,523

Corporate Expenses			2,025	1,783			3,676	3,241

Operating Income			1,748	1,834			3,295	3,282
Other Income (Expense)—Net			40	21			(12)	254

Income Before Income Taxes			1,788	1,855			3,283	3,536
Income Tax Provision			496	687			972	1,158

Net Income			$1,292	$1,168			$2,311	$2,378

Product Identification

Sales revenues from the Product Identification segment increased 3.1% with sales of $17,628,000 in the second quarter of the current year compared to $17,100,000 in the same period of the prior year. The current quarter increase was due primarily to increased sales of the label and tag and digital color printer supplies. Product Identification current quarter segment operating profit was $2,632,000, reflecting a profit margin of 14.9%. This compares to prior year second quarter segment profit of $2,720,000 and related profit margin of 15.9%. The decrease in Product Identification current quarter segment operating profit and profit margin is primarily due to product mix as well as higher manufacturing and operating expenses.

Sales revenues from the Product Identification segment increased 4.6% with sales of $34,234,000 in the first six months of the current year compared to $32,744,000 in the same period of the prior year. This increase is attributable to a 9.2% increase in consumable sales due to a sustained increase in demand for label and tag products, as well as digital color printer supplies products, both of which have experienced double-digit growth in the first six months of the current year as compared to the same period in the prior year. The Product Identification segment current year operating profit was $4,628,000, reflecting a profit margin of 13.5%, a decline compared to prior year second quarter segment profit of $4,698,000 and related profit margin of 14.3%. The decrease in the current quarter segment operating profit and profit margin is primarily due to product mix as well as higher manufacturing and operating expenses.

Test & Measurement—T&M

Sales revenues from the T&M segment were $7,711,000 for the second quarter of the current fiscal year, representing a 12.8% increase compared to sales of $6,838,000 for the same period in the prior year. The current quarter increase is traceable to sales of the Aerospace hardware product line, which has increased 27.8% compared to the same period in the prior year. The segment’s second quarter operating profit of $1,141,000 resulted in a 14.8% profit margin compared to prior year segment operating profit of $897,000 and related operating margin of 13.1%. The higher segment operating profit and related margin in the current quarter is due to higher sales and favorable product mix.

Sales revenues from the T&M segment were $15,215,000 for the first six months of the current fiscal year, representing a 13.5% increase compared to sales of $13,400,000 for the same period in the prior year. The current year increase is attributable to sales in the Aerospace hardware product line, which have increased 23.1% compared to the same period of the prior year. The segment’s first six months operating profit of $2,343,000 resulted in a 15.4% profit margin compared to prior year segment operating profit of $1,825,000 and related operating margin of 13.6%. The higher segment operating profit and related profit margin for the current year is due to higher sales and favorable product mix.

Financial Condition and Liquidity

The Company believes that cash provided by operations will continue to be sufficient to meet operating and capital needs for at least the next twelve months. However, in the event that cash from operations is not sufficient, the Company has a substantial cash and short term marketable securities balance as well as a $10.0 million revolving bank line of credit. Borrowings made under this line of credit bear interest at either a fluctuating base rate equal to the highest of (i) the Prime Rate, (ii) 1.50% above the daily one month LIBOR, and (iii) the Federal Funds Rate in effect plus 1.50% or at a fixed rate of LIBOR plus an agreed upon margin of between 0% and 2.25%, based on the Company’s funded debt to EBITDA ratio as defined in the agreement. As of the filing date of this Quarterly Report on Form 10-Q, there have been no borrowings against this line of credit, and the entire line is currently available.

The Company’s statements of cash flows for the six months ended July 30, 2016 and August 1, 2015 are included on page 6 of this report. Net cash flows provided by operating activities were $4,383,000 for the first six months of fiscal 2017 compared to $4,159,000 for the same period of the previous year. The slight increase in operating cash flow is related to higher non-cash items offset by lower net income and higher working capital requirements for the first six months of the current year compared to the same period in the previous year. The accounts receivable balance decreased to $15,228,000 at the end of the second quarter compared to $15,325,000 at the previous fiscal year-end, however the accounts receivable collection cycle increased to 52 days from 50 days sales outstanding at year-end. Inventory increased to $17,566,000 at the end of the second quarter compared to $14,890,000 at the previous fiscal year-end, and inventory days on hand increased to 105 days on hand at the end of the current quarter from 92 days at year-end.

The Company’s cash, cash equivalents and investments at the end of the second quarter totaled $23,764,000 compared to $20,419,000 at year-end. The increased cash and investment position at July 30, 2016 resulted from the current period’s operating cash flow, as discussed above. This increase was partially offset by dividends paid of $1,036,000 and cash used to acquire property, plant and equipment of $377,000.

The Company’s backlog decreased 6.4% from year-end to $15,559,000 at the end of the second quarter of fiscal 2017.

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

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2016, which could materially affect our business, financial condition or future operating results. The risks described in our Annual Report on 10-K are not the only risks that could affect our business, as additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results, as well as adversely affect the value of our common stock.

There have been no material updates to the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2016.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the second quarter of fiscal 2017, the Company made the following repurchases of its common stock:

	Total Number of Shares Repurchased		Average Price paid Per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Be Purchased Under The Plans or Programs
May 1—May 28	6,381	(a)	$14.73	(a)	—	390,000
May 29—June 25	23,403	(b)	$14.98	(b)	—	390,000
June 26—July 30	—		$—		—	390,000

(a)	An employee of the Company delivered 6,381 shares of the Company’s common stock toward the satisfaction of taxes due with respect to vesting of restricted shares. The shares delivered were valued at an average market value of $14.73 per share and are included with treasury stock in the consolidated balance sheet. This transaction did not impact the number of shares authorized for repurchase under the Company’s current repurchase program.
(b)	Employees of the Company delivered 23,403 shares of the Company’s common stock to satisfy the exercise price for 26,350 stock options exercised. The shares delivered were valued at an average market value of $14.98 per share and are included with treasury stock in the consolidated balance sheet. This transaction did not impact the number of shares authorized for repurchase under the Company’s current repurchase program.

Item 6.	Exhibits

The following exhibits are filed as part of this report on Form 10-Q:

10.1	AstroNova, Inc. Amended and Restated Non-Employee Director Annual Compensation Program

10.2	Form of Restricted Stock Agreement granted under the Amended and Restated Non-Employee Director Annual Compensation Program

10.3	Form of Incentive Stock Option Agreement granted under the 2015 Equity Incentive Plan

10.4	Form of Non-Statutory Stock Option Agreement granted under the 2015 Equity Incentive Plan

10.5	Form of Non-Employee Director Non-Statutory Stock Option Agreement granted under the 2015 Equity Incentive Plan

10.6	Form of Restricted Stock Agreement granted under the 2015 Equity Incentive Plan

10.7	Form of Non-Employee Director Restricted Stock Agreement granted under the 2015 Equity Incentive Plan

10.8	Form of Time-Based Restricted Stock Unit Agreement granted under the 2015 Equity Incentive Plan

10.9	Form of Performance Restricted Stock Unit Agreement granted under the 2015 Equity Incentive Plan

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from Registrant’s Quarterly Report on Form 10-Q for the period ended July 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to the Condensed Consolidated Financial Statements. Filed electronically herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASTRONOVA, INC. (Registrant)

Date: September 13, 2016	By	/s/ Gregory A. Woods
Gregory A. Woods,
President and Chief Executive Officer
(Principal Executive Officer)

	By	/s/ John P. Jordan
John P. Jordan
Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)