Form 10-Q
period 2016-10-29
AstroNova, Inc.
filed 2016-12-13
CIK 8146

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 29, 2016

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

Common Stock, $.05 Par Value – 7,472,875 shares

(excluding treasury shares) as of December 2, 2016

ASTRONOVA, INC.

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ASTRONOVA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, Except Share Data)

	October 29, 2016	January 31, 2016
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$18,124	$10,043
Securities Available for Sale	7,244	10,376
Accounts Receivable, net	14,698	15,325
Inventories	19,119	14,890
Line of Credit Receivable	115	150
Note Receivable	—	191
Prepaid Expenses and Other Current Assets	1,266	3,539

Total Current Assets	60,566	54,514

PROPERTY, PLANT AND EQUIPMENT	40,565	39,713
Less Accumulated Depreciation	(31,150)	(29,906)

Property, Plant and Equipment, net	9,415	9,807
OTHER ASSETS
Intangible Assets, net	5,443	5,980
Goodwill	4,521	4,521
Deferred Tax Assets	2,805	3,049
Other	93	92

Total Other Assets	12,862	13,642

TOTAL ASSETS	$82,843	$77,963

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts Payable	$6,490	$3,192
Accrued Compensation	2,283	3,436
Other Liabilities and Accrued Expenses	2,196	2,209
Deferred Revenue	467	529
Income Taxes Payable	264	182

Total Current Liabilities	11,700	9,548
Deferred Tax Liabilities	169	78
Other Long Term Liabilities	972	964

TOTAL LIABILITIES	12,841	10,590
SHAREHOLDERS’ EQUITY
Common Stock, $0.05 Par Value, Authorized 13,000,000 shares; Issued 9,829,237 shares and 9,666,290 shares at October 29, 2016 and January 31, 2016, respectively	492	483
Additional Paid-in Capital	47,173	45,675
Retained Earnings	44,114	42,212
Treasury Stock, at Cost, 2,375,076 and 2,323,545 shares at October 29, 2016 and January 31, 2016, respectively	(20,781)	(20,022)
Accumulated Other Comprehensive Loss, net of tax	(996)	(975)

TOTAL SHAREHOLDERS’ EQUITY	70,002	67,373

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$82,843	$77,963

See Notes to condensed consolidated financial statements (unaudited).

ASTRONOVA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, Except Per Share Data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	October 29, 2016	October 31, 2015	October 29, 2016	October 31, 2015
Revenue	$23,342	$24,753	$72,791	$70,897
Cost of Sales	13,701	14,601	43,373	41,869

Gross Profit	9,641	10,152	29,418	29,028
Operating Expenses:
Selling and Marketing	4,578	4,563	14,186	13,555
Research and Development	1,338	1,839	4,538	5,200
General and Administrative	1,891	1,891	5,566	5,132

Operating Expenses	7,807	8,293	24,290	23,887

Operating Income, net	1,834	1,859	5,128	5,141
Other Income (Expense)	(60)	333	(72)	587

Income before Income Taxes	1,774	2,192	5,056	5,728
Income Tax Provision	623	873	1,595	2,031

Net Income	$1,151	$1,319	$3,461	$3,697

Net Income per Common Share—Basic:	$0.15	$0.18	$0.47	$0.51

Net Income per Common Share—Diluted:	$0.15	$0.18	$0.46	$0.50

Weighted Average Number of Common Shares Outstanding:
Basic	7,444	7,295	7,407	7,277
Diluted	7,594	7,466	7,572	7,462
Dividends Declared Per Common Share	$0.07	$0.07	$0.21	$0.21

See Notes to condensed consolidated financial statements (unaudited).

ASTRONOVA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	October 29, 2016	October 31, 2015	October 29, 2016	October 31, 2015
Net Income	$1,151	$1,319	$3,461	$3,697
Other Comprehensive Income (Loss), Net of Taxes and Reclassification Adjustments:
Foreign Currency Translation Adjustments	(145)	(7)	(11)	(120)
Unrealized Holding Gain (Loss) on Securities Available for Sale	(17)	6	(10)	(9)

Other Comprehensive Income (Loss)	(162)	(1)	(21)	(129)

Comprehensive Income	$989	$1,318	$3,440	$3,568

See Notes to condensed consolidated financial statements (unaudited).

ASTRONOVA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Nine Months Ended
	October 29, 2016	October 31, 2015
Cash Flows from Operating Activities:
Net Income	$3,461	$3,697
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	1,829	1,467
Share-Based Compensation	731	834
Deferred Income Tax Provision (Benefit)	335	(814)
Changes in Assets and Liabilities, net of acquisition:
Accounts Receivable	587	(756)
Inventories	(4,257)	457
Income Taxes	818	2,101
Accounts Payable and Accrued Expenses	2,232	1,856
Other	1,599	(597)

Net Cash Provided by Operating Activities	7,335	8,245
Cash Flows from Investing Activities:
Proceeds from Sales/Maturities of Securities Available for Sale	3,517	7,693
Purchases of Securities Available for Sale	(400)	(3,692)
Acquisition of RITEC’s Ruggedized Printer Business	—	(7,360)
Net Proceeds Received for Sales of Assets Held for Sale	—	1,698
Payments Received on Line of Credit and Note Receivable	226	270
Additions to Property, Plant and Equipment	(897)	(2,173)

Net Cash Provided (Used) by Investing Activities	2,446	(3,564)
Cash Flows from Financing Activities:
Proceeds from Common Shares Issued Under Employee Benefit Plans and Employee Stock Option Plans, Net of Payment of Minimum Tax Withholdings	16	231
Dividends Paid	(1,559)	(1,534)

Net Cash Used by Financing Activities	(1,543)	(1,303)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(157)	(40)

Net Increase in Cash and Cash Equivalents	8,081	3,338
Cash and Cash Equivalents, Beginning of Period	10,043	7,958

Cash and Cash Equivalents, End of Period	$18,124	$11,296

Supplemental Disclosures of Cash Flow Information:
Cash Paid During the Period for Income Taxes, Net of Refunds	$296	$711

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

The purchase price of the acquisition was $7,360,000 which was funded using available cash and investment securities. The Company withheld $750,000 of the purchase price in escrow for twelve months following the acquisition date to support sellers’ indemnifications in the event of any breach in the representations, warranties or covenants of RITEC. The Company retained $99,000 from the escrow, which was recorded as other income in the condensed consolidated statements of income for the nine-month period ended October 29, 2016.

The assets acquired from RITEC consist principally of accounts receivable and certain intangible assets. Acquisition-related costs of approximately $109,000 were included in the general and administrative expenses in the Company’s consolidated statements of income for fiscal year ended January 31, 2016. The acquisition was accounted for under the acquisition method in accordance with the guidance provided by FASB ASC 805, “Business Combinations.”

AstroNova also entered into a Transition Services Agreement (TSA) with RITEC, under which RITEC provided transition services and continued to manufacture products in the acquired product line until the Company transitioned the manufacturing to its West Warwick, Rhode Island facility. The TSA concluded in the third quarter of fiscal 2017, and AstroNova agreed to purchase the remaining inventory held by RITEC at its book value (net of reserves), which the Company estimates will be approximately $175,000.

Also as part of the Asset Purchase Agreement, the Company entered into a 5-year License Agreement with RITEC, which grants RITEC certain rights to use the intellectual property acquired by the Company in the design, development, marketing, manufacture, sale and servicing of aerospace printers for aircraft sold to the military end-user market and printers sold to other non-aircraft market segments. RITEC will pay royalties equal to 7.5% of the selling price on all products sold into the military end-user aircraft market during the License Agreement period.

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

Assuming the acquisition of RITEC occurred on February 1, 2015, the impact on net sales, net income and earnings per share would not have been material to the Company for the three and nine month periods ended October 31, 2015.

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

	Three Months Ended		Nine Months Ended
	October 29, 2016	October 31, 2015	October 29, 2016	October 31, 2015
Weighted Average Common Shares Outstanding—Basic	7,444,478	7,294,595	7,406,977	7,277,356
Effect of Dilutive Options, Restricted Stock Awards and Restricted Stock Units	149,750	171,557	164,705	185,058

Weighted Average Common Shares Outstanding—Diluted	7,594,228	7,466,152	7,571,682	7,462,414

For the three and nine months ended October 29, 2016 the diluted per share amounts do not reflect common equivalent shares outstanding of 406,187 and 460,667, respectively. For the three and nine months ended October 31, 2015 the diluted per share amounts do not reflect common equivalent shares outstanding of 449,100 and 424,100, respectively. These outstanding common equivalent shares were not included due to their anti-dilutive effect. Anti-dilutive shares consist of those common stock equivalents that have either an exercise price above the average stock price for the period, or the common stock equivalent’s related average unrecognized stock compensation expense is sufficient to “buy back” the entire amount of shares. Restricted stock units which vest based upon achievement of performance targets are excluded from the diluted shares outstanding unless the performance targets have been met as of the end of the reporting period, regardless of whether such performance targets are probable of achievement as of the end of the measurement period.

(6) Intangible Assets

Intangible assets are as follows:

	October 29, 2016			January 31, 2016
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Miltope:
Customer Contract Relationships	$3,100	$(1,020)	$2,080	$3,100	$(758)	$2,342
RITEC:
Customer Contract Relationships	2,830	(163)	2,667	2,830	(31)	2,799
Non-Competition Agreement	950	(254)	696	950	(111)	839

Intangible Assets, net	$6,880	$(1,437)	$5,443	$6,880	$(900)	$5,980

There were no impairments to intangible assets during the three and nine months ended October 29, 2016 and October 31, 2015. Amortization expense of $179,000 and $152,000 related to the above acquired intangibles has been included in the condensed consolidated statement of income for the three months ended October 29, 2016 and October 31, 2015, respectively. Amortization expense of $536,000 and $347,000 related to the above acquired intangibles has been included in the condensed consolidated statement of income for the nine months ended October 29, 2016 and October 31, 2015, respectively.

Estimated amortization expense for the next five years is as follows:

(In thousands)	2017	2018	2019	2020	2021
Estimated amortization expense	$179	$774	$769	$803	$706

(7) Share-Based Compensation

AstroNova has two equity incentive plans – the 2007 Equity Incentive Plan (the “2007 Plan”) and the 2015 Equity Incentive Plan (the “2015 Plan”). Under these plans, the Company may grant incentive stock options, non-qualified stock options, stock appreciation rights, time or performance based restricted stock units (RSUs), restricted stock awards (RSAs), and other stock-based awards to executives, key employees, directors and other eligible individuals. At October 29, 2016, 87,988 shares were available for grant under the 2007 Plan, of which 50,000 are reserved for stock options that the Company is obligated to issue to its CEO in fiscal 2018 pursuant to an Equity Incentive Award Agreement dated as of November 24, 2014 (the “CEO Equity Incentive Agreement”). The 2007 Plan will expire in May 2017. The 2015 Plan authorizes the issuance of up to 500,000 shares (subject to adjustment for stock dividends and stock splits) and at October 29, 2016, 157,871 shares were available for grant under the 2015 Plan. The 2015 Plan will expire in May 2025. Options granted to date to employees under both plans vest over four years and expire after ten years. The exercise price of each stock option is established at the discretion of the Compensation Committee; however, any incentive stock options granted under the 2007 Plan, and all options granted under the 2015 Plan, must be issued at an exercise price of not less than the fair market value of the Company’s common stock on the date of grant.

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

In addition to the plans, the Company has a Non-Employee Director Annual Compensation Program (the “Program”). Prior to August 1, 2016, this program provided that each non-employee director be entitled to an annual cash retainer of $7,000 (the “Annual Cash Retainer”), plus $500 for each Board and committee meeting attended. In addition, the Chairman of the Board received an annual retainer of $6,000, and the Chairs of the Audit and Compensation Committees each received an annual retainer of $4,000 (“Chair Retainer”). The non-employee directors could elect, for any fiscal year, to receive all or a portion of the Annual Cash Retainer and/or Chair Retainer (collectively the “Cash Retainer”) in the form of common stock of the Company, which was issued under one of the Plans. If a non-employee director elected to receive all or a portion of the Cash Retainer in the form of common stock, such shares were issued in four quarterly installments on the first day of each fiscal quarter, and the number of shares of common stock issued was based on the fair market value of the Company’s common stock on the date such installment was payable. The common stock received in lieu of such Cash Retainer was fully vested upon issuance. However, a non-employee director who received common stock in lieu of all or a portion of the Cash Retainer could not sell, transfer, assign, pledge or otherwise encumber the common stock prior to the first anniversary of the date on which such shares were issued. In the event of the death or disability of a non-employee director, or a change in control of the Company, any shares of common stock issued in lieu of the Cash Retainer would no longer be subject to such restrictions on transfer. During the nine months ended October 29, 2016, a total of 1,168 shares was awarded to non-employee directors in lieu of the Cash Retainer. In addition, under the Program, each non-employee director received RSAs with a value equal to $20,000 (the “Equity Retainer”) upon the adjournment of the annual shareholders’ meeting. The Equity Retainer vests on the earlier of 12 months after the grant date or the date immediately prior to the next annual meeting of the shareholders following the meeting at which such RSAs were granted. However, a non-employee director could not sell, transfer, assign, pledge or otherwise encumber the vested common stock prior to the second anniversary of the vesting date. In the event of the death or disability of a non-employee director, or a change in control of the Company, the RSAs would immediately vest and would no longer be subject to such restrictions on transfer. During the second quarter of fiscal 2017, 8,262 shares were awarded as the Equity Retainer to the non-employee directors.

Effective August 1, 2016, the Non-Employee Director Annual Compensation Program was amended. Under the amended Program, and commencing on the first business day of the third fiscal quarter of fiscal 2017, each non-employee director receives an automatic grant of RSAs on the first business day of each fiscal quarter. The number of whole shares to be granted each quarter is equal to 25% of the number calculated by dividing the director compensation amount by the fair market value of the Company’s stock on such day. The director annual compensation amount is $55,000 for the remainder of fiscal year 2017, $65,000 for fiscal 2018, and $75,000 for fiscal 2019. In addition, the Chairman of the Board receives RSAs with an aggregate value of $6,000, and the Chairs of the Audit and Compensation Committees each receive RSAs with an aggregate value of $4,000, also issued in quarterly installments and calculated in the same manner as the directors’ RSA grants. RSAs granted pursuant to the amended Program become fully vested on the first anniversary of the date of grant. During the third quarter of fiscal 2017, a total of 5,495 shares were awarded to the non-employee directors as compensation under the amended Program.

In April 2013 (fiscal year 2014), the Company granted options and RSUs to officers (“2014 RSUs”). The 2014 RSUs vested as follows: twenty-five percent vested on the third anniversary of the grant date, fifty percent vested upon the Company achieving its cumulative budgeted net sales target for fiscal years 2014 through 2016 (the “Measurement Period”), and twenty-five percent vested upon the Company achieving a target average annual ORONA (operating income return on net assets as calculated under the Domestic Management Bonus Plan) for the Measurement Period. The grantee may not sell, transfer or otherwise dispose of more than fifty percent of the common stock issued upon vesting of the 2014 RSUs until the first anniversary of the vesting date. In April 2016, 9,300 of the 2014 RSUs vested, as the Company achieved the targeted average annual ORONA, as defined in the plan, for the Measurement Period and another 9,300 vested as a result of the third year anniversary date of the grant. Additionally, on February 1, 2014, the Company accelerated the vesting of 4,166 of the 2014 RSUs held by Everett Pizzuti in connection with his retirement.

In March 2015 (fiscal year 2016), the Company granted 50,000 options and 537 RSAs to its CEO pursuant to the CEO Equity Incentive Agreement, and 35,000 options to other key employees. The options and RSAs vest in four equal annual installments commencing on the first anniversary of the grant date.

In May 2015 (fiscal year 2016), the Company granted an aggregate of 80,000 time-based and 155,000 performance-based RSUs (“2016 RSUs”) to certain officers of the Company. The time-based 2016 RSUs vest in four equal annual installments commencing on the first anniversary of the grant date. The performance-based 2016 RSUs vest over three years based upon the increase in revenue, if any, achieved each fiscal year relative to a three-year revenue increase goal. Performance-based 2016 RSUs that are earned based on organic revenue growth will be fully vested when earned, while those earned based on revenue growth via acquisitions will vest annually over a three-year period following the fiscal year in which the revenue growth occurs. Any performance-based 2016 RSUs that have not been earned at the end of the three-year performance period will be forfeited. The expense for such shares is recognized in the fiscal year in which the results are achieved, however, the shares are not fully earned until approved by the Compensation Committee in the first quarter of the following fiscal year. Based upon revenue in fiscal 2016, 15,810 of the performance based 2016 RSUs were earned in the first quarter of fiscal 2017.

In March 2016 (fiscal year 2017), the Company granted 50,000 options and 4,030 RSAs to its CEO pursuant to the CEO Equity Incentive Agreement. The options and RSAs vest in four equal annual installments commencing on the first anniversary of the grant date.

In May 2016, the Company granted 37,000 options to certain key employees. On August 1, 2016 the Company granted 5,000 options to its interim Chief Financial Officer. The options vest in four equal installments commencing on the first anniversary of the grant date.

The Company accounts for compensation cost related to share-based payments based on the estimated fair value of the award. The Company has estimated the fair value of each option on the date of grant using the Black-Scholes option-pricing model. The Company’s estimate requires a number of complex and subjective assumptions including our stock price volatility, employee exercise patterns (expected life of the options), the risk-free interest rate and the Company’s dividend yield. The stock price volatility assumption is based on the historical weekly price data of the Company’s common stock over a period equivalent to the weighted average expected life of our options. Management evaluated whether there were factors during that period which were unusual and would distort the volatility figure if used to estimate future volatility and concluded that there were no such factors. In determining the expected life of the option grants, the Company has observed the actual terms of prior grants with similar characteristics and the actual vesting schedule of the grant and has assessed the expected risk tolerance of different option groups. The risk-free interest rate is based on the actual U.S. Treasury zero coupon rate for bonds matching the expected term of the option as of the option grant date. The dividend assumption is based upon the prior year’s average dividend yield. The Company’s accounting for share-based compensation for RSUs and RSAs is also based on the fair value method. The fair value of the RSUs and RSAs is based on the closing market price of the Company’s common stock on the date of grant. Reductions in compensation expense associated with forfeited awards are estimated at the date of grant, and this estimated forfeiture rate is adjusted periodically based on actual forfeiture experience.

Share-based compensation expense was recognized as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	October 29, 2016	October 31, 2015	October 29, 2016	October 31, 2015
Stock Options	$85	$69	$253	$212
Restricted Stock Awards and Restricted Stock Units	96	318	468	614
Employee Stock Purchase Plan	4	4	10	8

Total	$185	$391	$731	$834

Stock Options

The fair value of stock options granted during the nine months ended October 29, 2016 and October 31, 2015 was estimated using the following weighted average assumptions:

	Nine Months Ended
	October 29, 2016	October 31, 2015
Risk Free Interest Rate	1.4%	1.6%
Expected Volatility	28.3%	22.7%
Expected Life (in years)	5.0	5.0
Dividend Yield	1.9%	2.0%

The weighted average fair value per share for options granted during the nine months ended October 29, 2016 was $3.22, compared to $2.43 during the nine months ended October 31, 2015.

Aggregated information regarding stock options granted under the plans for the nine months ended October 29, 2016 is summarized below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Outstanding at January 31, 2016	657,936	$11.00	6.1	$3,083,000
Granted	122,000	14.82
Exercised	(83,107)	8.64
Forfeited	(4,250)	13.91
Canceled	(3,123)	8.95

Outstanding at October 29, 2016	689,456	$11.96	6.3	$1,849,400

Exercisable at October 29, 2016	435,906	$10.61	4.9	$1,740,336

As of October 29, 2016, there was approximately $558,000 of unrecognized compensation expense related to stock options which is expected to be recognized over a weighted average period of approximately 2.4 years.

Restricted Stock Units (RSUs) and Restricted Stock Awards (RSAs)

Aggregated information regarding RSUs and RSAs granted under the Plan for the nine months ended October 29, 2016 is summarized below:

	RSAs & RSUs	Weighted Average Grant Date Fair Value
Unvested at January 31, 2016	293,088	$13.28
Granted	18,955	14.97
Vested	(75,132)	12.05
Forfeited	(27,028)	11.31

Unvested at October 29, 2016	209,883	$14.12

As of October 29, 2016, there was approximately $953,000 of unrecognized compensation expense related to RSUs and RSAs which is expected to be recognized over a weighted average period of 2.2 years.

Employee Stock Purchase Plan

AstroNova has an Employee Stock Purchase Plan allowing eligible employees to purchase shares of common stock at a 15% discount from fair value on the date of purchase. A total of 247,500 shares were originally reserved for issuance under this plan. During the nine months ended October 29, 2016 and October 31, 2015, there were 4,707 and 3,795 shares, respectively, purchased under this plan. As of October 29, 2016, 46,893 shares remain available.

(8) Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and include material, labor and manufacturing overhead. The components of inventories are as follows:

(In thousands)	October 29, 2016	January 31, 2016
Materials and Supplies	$12,507	$10,197
Work-In-Process	1,496	1,025
Finished Goods	10,063	7,491

	24,066	18,713
Inventory Reserve	(4,947)	(3,823)

	$19,119	$14,890

(9) Income Taxes

The Company’s effective tax rates for the period, which are based on the projected effective tax rate for the full year, are as follows:

	Three Months Ended	Nine Months Ended
Fiscal 2017	35.1%	31.5%
Fiscal 2016	39.8%	35.5%

During the three months ended October 29, 2016, the Company recognized income tax expense of $623,000. During the three months ended October 31, 2015, the Company recognized income tax expense of $873,000, which was directly impacted by a $65,000 tax expense due to a change in estimate relating to the Company’s prior year federal taxes, and the difference in R&D tax credits included in each year’s tax provision calculation.

During the nine months ended October 29, 2016, the Company recognized income tax expense of $1,595,000. The effective tax rate in this period was directly impacted by a $97,000 tax benefit relating to the filing of amended returns; a $52,000 tax benefit related to the expiration of the statute of limitations on a previously uncertain tax position and a $39,000 tax benefit related to disqualifying dispositions of Company stock. During the nine months ended October 31, 2015, the Company recognized income tax expense of $2,031,000 which was directly impacted by a $135,000 tax benefit related to the expiration of the statute of limitations on a previously uncertain tax position, offset by a $65,000 tax expense due to a change in estimate relating to the Company’s prior year federal taxes.

As of October 29, 2016, the Company’s cumulative unrecognized tax benefits totaled $568,000 compared to $591,000 as of January 31, 2016. There were no other developments affecting unrecognized tax benefits during the quarter ended October 29, 2016.

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

The terms of the Asheboro sale also included an agreement for AstroNova to provide Label Line Ltd. with additional financing in the form of a revolving line of credit in the amount of $600,000. This line of credit is secured by a first lien on various collateral of Label Line Ltd., including the Asheboro plant and plant assets, and bears interest at a rate equal to the United States prime rate plus an additional margin of two percent on the outstanding credit balance. The term of this revolving line of credit has been extended through January 31, 2017. As of October 29, 2016, $115,000 remains outstanding on this revolving line of credit.

(11) Segment Information

AstroNova reports two segments: Product Identification (previously the QuickLabel segment) and Test & Measurement (T&M). The Company evaluates segment performance based on the segment profit before corporate expenses.

Summarized below are the Net Sales and Segment Operating Profit for each reporting segment:

	Three Months Ended				Nine Months Ended
	Revenue		Segment Operating Profit		Revenue		Segment Operating Profit
(In thousands)	October 29, 2016	October 31, 2015	October 29, 2016	October 31, 2015	October 29, 2016	October 31, 2015	October 29, 2016	October 31, 2015
Product Identification	$16,892	$17,744	$2,443	$2,901	$51,126	$50,487	$7,069	$7,599
T&M	6,450	7,009	1,282	849	21,665	20,410	3,625	2,674

Total	$23,342	$24,753	3,725	3,750	$72,791	$70,897	10,694	10,273

Corporate Expenses			1,891	1,891			5,566	5,132

Operating Income			1,834	1,859			5,128	5,141
Other Income (Expense)—Net			(60)	333			(72)	587

Income Before Income Taxes			1,774	2,192			5,056	5,728
Income Tax Provision			623	873			1,595	2,031

Net Income			$1,151	$1,319			$3,461	$3,697

(12) Recent Accounting Pronouncements

Statement of Cash Flows

In August 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-15, “Classification of Certain Cash Receipts and Cash Payments (Topic 230).” ASU 2016-15 addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice for certain cash receipts and cash payments. The standard is effective for interim and annual reporting periods beginning after December 15, 2017 (Q1 fiscal 2019 for AstroNova), with early adoption permitted. The Company is currently evaluating the requirements of this ASU and has not yet determined its impact on the Company’s consolidated financial statements.

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

In March 2016, the FASB issued ASU 2016-08, “Revenue from Contracts with Customers (Topic 606) – Principal versus Agent Consideration.” In April 2016, the FASB issued ASU 2016-10, “Revenue from Contracts with Customers (Topic 606) – Identifying Performance Obligations and Licensing.” In May 2016, the FASB issued ASU 2016-11, “Revenue from Contracts with Customers (Topic 606) and Derivatives and Hedging (Topic 815) – Rescission of SEC Guidance Because of ASU 2014-09 and 2014-16” and ASU 2016-12, “Revenue from Contracts with Customers (Topic 606) – Narrow Scope Improvements and Practical Expedients.” All of these ASUs do not change the core principle of the guidance in Topic 606 (as amended by ASU 2014-09), but rather provide further guidance to improve the operability and understandability of the implementation guidance included in ASU 2014-09. The effective date for all of these ASUs is the same as the effective date of ASU 2014-09 as amended by ASU 2015-14, for annual reporting periods beginning after December 15, 2017, including interim periods within those years (Q1 fiscal 2019 for AstroNova). The Company is currently evaluating the requirements of these ASUs along with ASU 2014-09 and has not yet determined their impact on the Company’s consolidated financial statements.

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

No other new accounting pronouncements, issued or effective during the third quarter of the current year, have had or are expected to have a material impact on our consolidated financial statements.

(13) Securities Available for Sale

Pursuant to our investment policy, securities available for sale include state and municipal securities with various contractual or anticipated maturity dates ranging from 1 to 29 months. Securities available for sale are carried at fair value, with unrealized gains and losses reported as a component of accumulated other comprehensive income (loss) in shareholders’ equity until realized. Realized gains and losses from the sale of available for sale securities, if any, are determined on a specific identification basis. A decline in the fair value of any available for sale security below cost that is determined to be other than temporary will result in a write-down of its carrying amount to fair value. No such impairment charges were recorded for any period presented. All short-term investment securities have original maturities greater than 90 days.

The fair value, amortized cost and gross unrealized gains and losses of securities available for sale are as follows:

(In thousands) October 29, 2016	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
State and Municipal Obligations	$7,246	$3	$(5)	$7,244

January 31, 2016	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
State and Municipal Obligations	$10,363	$15	$(2)	$10,376

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

Cash and cash equivalents, accounts receivable, accounts payable, line of credit receivable, accrued compensation, other liabilities and accrued expenses and income tax payable are reflected in the condensed consolidated balance sheet at carrying value, which approximates fair value due to the short term nature of these instruments.

Assets measured at fair value on a recurring basis are summarized below:

(In thousands) October 29, 2016	Level 1	Level 2	Level 3	Total
Money Market Funds (included in Cash and Cash Equivalents)	$7,570	$—	$—	$7,570
State and Municipal Obligations (included in Securities Available for Sale)	—	7,244	—	7,244

Total	$7,570	$7,244	$—	$14,814

January 31, 2016	Level 1	Level 2	Level 3	Total
Money Market Funds (included in Cash and Cash Equivalents)	$4,340	$—	$—	$4,340
State and Municipal Obligations (included in Securities Available for Sale)	—	10,376	—	10,376

Total	$4,340	$10,376	$—	$14,716

For our money market funds and state and municipal obligations, we utilize the market approach to measure fair value. The market approach is based on using quoted prices for identical or similar assets.

(15) Accumulated Other Comprehensive Loss

The changes in the balance of accumulated other comprehensive loss by component are as follows:

(In thousands)	Foreign Currency Translation Adjustments	Unrealized Holding Gain (Loss) on Available for Sale Securities	Total
Balance at January 31, 2016	$(983)	$8	$(975)
Other Comprehensive Loss	(11)	(10)	(21)

Balance at October 29, 2016	$(994)	$(2)	$(996)

The amounts presented above in other comprehensive loss are net of any applicable taxes.

(16) Commitments and Contingencies

Product Replacement Program

In April 2013, tests conducted by the Company revealed that one of its suppliers had been using a non-conforming part in power supplies for certain models of AstroNova’s Test & Measurement printers. No malfunctions have been reported by customers as a result of the non-conforming material.

Upon identifying this issue, AstroNova immediately suspended production of the printers, notified all customers and contacted the supplier who confirmed the problem. AstroNova is continuing to work with its customers to replace the non-conforming material on existing printers with conforming material. The estimated costs associated with the replacement program were $672,000, which was based upon the number of printers shipped during the period the non-conforming material was used. Those estimated costs were recognized and recorded as a reserve in the first quarter of fiscal 2014. Since fiscal 2014, the Company has expended a total of $419,000 in replacement costs which have been charged against this reserve. The remaining reserve amount of $253,000 is included in other accrued expenses in the accompanying condensed consolidated balance sheet at October 29, 2016.

Since the supplier deviated from the agreed-upon specifications for the power supply while providing certificates of conformance to the original specifications, in January 2014, AstroNova received a non-refundable $450,000 settlement from the supplier for recovery of the costs and expense associated with this issue. In addition to this cash settlement, the Company received lower product prices from the supplier through the first quarter of fiscal year 2017.

(17) Line of Credit

The Company has a $10.0 million revolving line of credit available for ongoing working capital requirements, business acquisitions or general corporate purposes as needed. This line of credit is scheduled to expire on August 30, 2017. Any borrowings made under this line of credit bear interest at either a fluctuating base rate equal to the highest of (i) the Prime Rate, (ii) 1.50% above the daily one month LIBOR, and (iii) the Federal Funds Rate in effect plus 1.50% or at a fixed rate of LIBOR plus an agreed upon margin of between 0% and 2.25%, based on the Company’s funded debt to EBITDA ratio as defined in the agreement. In addition, the agreement provides for two financial covenant requirements, namely, Total Funded Debt to Adjusted EBITDA (as defined) of not greater than 3 to 1 and a Fixed Charge Coverage Ratio (as defined) of not less than 1.25 to 1, both measured at the end of each quarter on a rolling four quarter basis. As of October 29, 2016, there have been no borrowings against this line of credit, and the Company was in compliance with its financial covenants.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Business Overview

This section should be read in conjunction with the AstroNova condensed consolidated financial statements included elsewhere herein and our Annual Report on Form 10-K for the fiscal year ended January 31, 2016.

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

Results of Operations

Three Months Ended October 29, 2016 vs. Three Months Ended October 31, 2015

Revenue by segment and current quarter percentage change over prior year for the three months ended October 29, 2016 and October 31, 2015 was:

(Dollars in thousands)	October 29, 2016	As a % of Net Sales	October 31, 2015	As a % of Net Sales	% Change Over Prior Year
Product Identification	$16,892	72.4%	$17,744	71.7%	(4.8)%
T&M	6,450	27.6%	7,009	28.3%	(8.0)%

Total	$23,342	100.0%	$24,753	100.0%	(5.7)%

Revenue for the third quarter of the current year was $23,342,000, representing a 5.7% decrease compared to the previous year’s third quarter revenue of $24,753,000. Current quarter revenue was lower than revenue in the same quarter of the prior year primarily as a result of the anticipation related to the introduction of new Product Identification products, as well as delayed traction for new products in both segments. Revenue through the domestic channels for the current quarter was $16,733,000, a decrease of 6.3% from the prior year third quarter. International revenue for the third quarter of the current year was $6,609,000, representing a 4.2% decrease from the previous year. Current year’s third quarter international revenue includes an unfavorable foreign exchange rate impact of $161,000, while prior year third quarter international revenue included an unfavorable foreign exchange impact of $694,000.

Hardware revenue in the current quarter was $7,751,000, an 11.0% decrease compared to prior year’s third quarter hardware revenue of $8,710,000.

Consumables revenue in the current quarter was $13,570,000, representing a 2.4% decrease over prior year’s third quarter consumable revenue of $13,897,000.

Service and other revenues of $2,021,000 in the current quarter were flat compared to prior year’s third quarter service and other revenues of $2,017,000, as the increased parts revenue during the quarter was offset by declines in revenue from repairs, service and freight.

Current year third quarter gross profit was $9,641,000, representing a 5.0% decline from the prior year’s third quarter gross profit of $10,152,000. The gross profit margin of 41.3% in the current quarter increased from the prior year’s third quarter gross profit margin of 41.0%. The lower gross profit for the current quarter compared to prior year is primarily attributable to lower revenue; while the current quarter’s increase in margin is due to product mix and lower purchased material prices and manufacturing cost.

Operating expenses for the current quarter were $7,807,000, a 5.9% decrease compared to prior year’s third quarter operating expenses of $8,293,000. The decrease is primarily attributable to a 27.2% decrease in R&D expenses in the current quarter compared to the same period in the prior year due to higher costs recognized in the prior year related to development of new products and transitional R&D costs for RITEC products. The R&D spending level, as a percentage of revenue, for the current quarter is 5.7% compared to 7.4% for the same period of the prior year. G&A expenses remained constant in the third quarter at $1,891,000. Selling and marketing expenses were essentially flat at $4,578,000 compared to $4,563,000 in the third quarter of the prior year.

Current year third quarter operating income was $1,834,000, a 1.3% decline from the prior year’s third quarter operating income of $1,859,000; operating profit margin of 7.9% in the current quarter increased from the prior year’s third quarter operating profit margin of 7.5%. The lower operating income for the current quarter compared to prior year is primarily attributable to the lower revenue. Increased operating margin is attributable to the higher gross margin and reduced operating costs.

Other expense during the third quarter was $60,000 compared to other income of $333,000 in the third quarter of the previous year primarily attributable to residual proceeds received from a transaction in the third quarter of the prior year.

The provision for federal, state and foreign income taxes for the third quarter of the current year was $623,000, reflecting an effective tax rate of 35.1%, compared to the prior year’s third quarter income tax provision of $873,000, reflecting an effective tax rate of 39.8%. The difference in effective tax rates for the third quarter of the current year versus the prior year was attributable to a $65,000 tax expense in the prior year due to a change in estimate related to the Company’s prior year federal taxes, and the difference in R&D tax credits included in each year’s tax provision calculation.

The Company reported net income of $1,151,000 for the third quarter of the current year, generating EPS of $0.15 per revenue share compared to the prior year’s third quarter net income of $1,319,000 and related EPS of $0.18 per diluted share. Return on revenue was 4.9% for the third quarter fiscal 2017 compared to 5.3% in the third quarter of fiscal 2016.

Nine Months Ended October 29, 2016 vs. Nine Months Ended October 31, 2015

Revenue by product group and current quarter percentage change over prior year for the nine months ended October 29, 2016 and October 31, 2015 was:

(Dollars in thousands)	October 29, 2016	As a % of Revenue	October 31, 2015	As a % of Revenue	% Change Over Prior Year
Product Identification	$51,126	70.2%	$50,487	71.2%	1.3%
T&M	21,665	29.8%	20,410	28.8%	6.1%

Total	$72,791	100.0%	$70,897	100.0%	2.7%

Revenue for the first nine months of the current year was $72,791,000, representing a 2.7% increase compared to the previous year’s revenue of $70,897,000 during the first nine months of the prior year. Revenue through the domestic channels for the first nine months of the current year was $51,153,000, a slight increase over the prior year period domestic revenue of $50,882,000. International revenue for the first nine months of the current year was $21,638,000, representing an 8.1% increase over the prior year period. The current year’s first nine months international revenue included an unfavorable foreign exchange rate impact of $331,000; prior year international revenue included an unfavorable foreign exchange impact of $2,556,000.

Hardware revenue in the first nine months of the current year was $25,338,000, a slight decrease compared to prior year revenue of $25,692,000 due to anticipation of the introduction of new Product Identification products at the end of the Company’s third fiscal quarter of 2017, and delayed traction for new products in both segments. The decline in hardware revenue was somewhat offset by the 24.4% increase in T&M hardware revenue from $13,965,000 in the prior year to $17,372,000 in the current year attributable to the double-digit growth in the Company’s Aerospace product line sales from the fulfillment of orders received in previous quarters.

Consumables revenue in the first nine months of the current year was $41,359,000, representing a 6.0% increase over prior year’s first nine months revenue of $39,005,000. The current year increase in consumables revenue is due primarily to the increase in label and tag sales, as well as digital color printer supplies product sales in the Product Identification segment.

Service and other revenues of $6,094,000 in the first nine months of the current year declined 1.7% compared to prior year’s first nine months service and other revenues of $6,200,000, due to declines in revenue from repairs, service and freight. These declines were slightly offset by increased parts revenue during the quarter.

Gross profit in the current year first nine months was $29,418,000, reflecting a 1.3% improvement compared to prior year’s first nine months gross profit of $29,028,000. The Company’s gross profit margin of 40.4% in the current year decreased from the prior year’s first nine months gross profit margin of 40.9%, primarily attributable to the increase in unabsorbed overhead; the current year period decrease in margin is due to product mix and higher manufacturing expenses overall, offset somewhat by reduced cost of purchased materials.

Operating expenses for the first nine months of the fiscal year were $24,290,000, a 1.4% increase compared to prior year’s first nine months operating expenses of $23,887,000. Selling and marketing expenses for the current year of $14,186,000 increased 4.7% compared to the previous year’s first nine months due primarily to increases in wages and benefits as well as outside service fees related to the Company’s rebranding initiative. G&A expenses increased 8.5% to $5,566,000 in the first nine months of the current year compared to prior year’s first nine months G&A expenses of $5,132,000 primarily due to an increase in professional and outside service fees. The increase in operating expenses in the current year period was slightly offset by the decrease in R&D spending in the first nine months of the current year, from $5,200,000 in the prior year’s first nine months to $4,538,000 in the current year, due primarily to a decrease in outside service cost for development and integration of the RITEC products. Current year spending in R&D represents 6.2% of sales compared to prior year’s first nine months level of 7.3%.

First nine months operating income of $5,128,000 for the current year, resulted in an operating profit margin of 7.0%, compared to the prior year’s first nine months operating income of $5,141,000 with a related operating margin of 7.3%. The decrease in operating profit and related margin for the current year is due to product mix, lower factory absorption and an increase in operating expenses.

Other expense during the first nine months of the current year was $72,000 compared to other income of $587,000 in the first nine months of the previous year. The current year decrease was due primarily to income of $248,000 in fiscal 2016 recognized from a settlement of an escrow account related to the Miltope transaction which was included in other income, as well as residual proceeds received from a transaction in the third quarter of the prior year.

The Company recognized a $1,595,000 income tax expense for the first nine months of the current fiscal year, which includes a $97,000 tax benefit relating to the filing of amended returns; a $52,000 tax benefit related to expiration of the statute of limitations on a previously uncertain tax position, a $39,000 tax benefit related to disqualifying dispositions of Company stock and approximately $195,000 related to R&D tax credits. This compares to the prior year’s first nine months income tax expense of $2,031,000 which included a $135,000 benefit related to expiration of the statute of limitations on a previously uncertain tax position, offset by a $65,000 tax expense due to the change in estimate relating to prior year’s federal taxes.

The Company reported net income of $3,461,000 for the first nine months of the current year, reflecting a return on sales of 4.8% and generating EPS of $0.46 per diluted share. On a comparative basis, in the prior year’s first nine months, the Company recognized net income of $3,697,000, reflecting a return on sales of 5.2% and EPS of $0.50 per diluted share.

Segment Analysis

The Company reports two segments: Product Identification (previously the QuickLabel segment) and Test & Measurement (T&M). The Company evaluates segment performance based on the segment profit before corporate and financial administration expenses.

Summarized below are the Revenue and Segment Operating Profit for each reporting segment:

	Three Months Ended				Nine Months Ended
	Revenue		Segment Operating Profit		Revenue		Segment Operating Profit
(In thousands)	October 29, 2016	October 31, 2015	October 29, 2016	October 31, 2015	October 29, 2016	October 31, 2015	October 29, 2016	October 31, 2015
Product Identification	$16,892	$17,744	$2,443	$2,901	$51,126	$50,487	$7,069	$7,599
T&M	6,450	7,009	1,282	849	21,665	20,410	3,625	2,674

Total	$23,342	$24,753	3,725	3,750	$72,791	$70,897	10,694	10,273

Corporate Expenses			1,891	1,891			5,566	5,132

Operating Income			1,834	1,859			5,128	5,141
Other Income (Expense)—Net			(60)	333			(72)	587

Income Before Income Taxes			1,774	2,192			5,056	5,728
Income Tax Provision			623	873			1,595	2,031

Net Income			$1,151	$1,319			$3,461	$3,697

Product Identification

Revenue from the Product Identification segment decreased 4.8% with revenue of $16,892,000 in the third quarter of the current year compared to $17,744,000 in the same period of the prior year. The current quarter decrease was due primarily to a decline in both hardware and consumable products due to anticipation of the introduction of new Product Identification products at the end of the Company’s third fiscal quarter of 2017, and delayed traction for new products. Product Identification current quarter segment operating profit was $2,443,000, reflecting a profit margin of 14.5%. This compares to prior year third quarter segment profit of $2,901,000 and related profit margin of 16.3%. The decrease in Product Identification current quarter segment operating profit and profit margin is primarily due to lower current quarter sales and product mix.

Revenue from the Product Identification segment in the first nine months of the current year increased 1.3% with revenue of $51,126,000 compared to $50,487,000 in the same period of the prior year. This increase is attributable to a 4.9% increase in consumable revenue due to a sustained increase in demand for label and tag products, as well as digital color printer supplies products, which have increased 6.3% and 10.6%, respectively, in the first nine months of the current year compared to the same period in the prior year. The Product Identification segment current year operating profit was $7,069,000, reflecting a profit margin of 13.8%, a decline compared to prior year’s third quarter segment profit of $7,599,000 and related profit margin of 15.1%. The decrease in the current quarter segment operating profit and profit margin is primarily due to product mix as well as higher manufacturing and operating expenses.

Test & Measurement—T&M

Revenue from the T&M segment was $6,450,000 for the third quarter of the current fiscal year, representing an 8.0% decrease compared to revenue of $7,009,000 for the same period in the prior year primarily due to delayed traction for new hardware products. The current quarter decrease is traceable to sales of the hardware product line compared to the same period in the prior year. The segment’s third quarter operating profit of $1,282,000 resulted in a 19.9% profit margin compared to prior year segment operating profit of $849,000 and related operating margin of 12.1%. The increase in segment operating profit and related margin in the current quarter is due to lower manufacturing and operating expenses and favorable product mix.

Revenue from the T&M segment was $21,665,000 for the first nine months of the current fiscal year, representing a 6.1% increase compared to revenue of $20,410,000 for the same period in the prior year. The current year increase is attributable to sales in the Aerospace hardware product line, which have increased 11.6% compared to the same period of the prior year. The segment’s first nine months operating profit of $3,625,000 resulted in a 16.7% profit margin compared to prior year segment operating profit of $2,674,000 and related operating margin of 13.1%. The higher segment operating profit and related profit margin for the current year is due to higher sales, favorable product mix and lower operating expenses.

Financial Condition and Liquidity

The Company believes that cash provided by operations will continue to be sufficient to meet its operating and capital needs for at least the next twelve months. However, in the event that cash from operations is not sufficient, the Company has a substantial cash and short term marketable securities balance as well as a $10.0 million revolving bank line of credit. Borrowings made under this line of credit bear interest at either a fluctuating base rate equal to the highest of (i) the Prime Rate, (ii) 1.50% above the daily one month LIBOR, and (iii) the Federal Funds Rate in effect plus 1.50% or at a fixed rate of LIBOR plus an agreed upon margin of between 0% and 2.25%, based on the Company’s funded debt to EBITDA ratio as defined in the agreement. As of the filing date of this Quarterly Report on Form 10-Q, there have been no borrowings against this line of credit, and the entire line is currently available.

The Company’s statements of cash flows for the nine months ended October 29, 2016 and October 31, 2015 are included on page 6 of this report. Net cash flows provided by operating activities were $7,335,000 for the first nine months of fiscal 2017 compared to $8,245,000 for the same period of the previous year. The decrease in operating cash flow for the current year is primarily due to the increase in inventory, change in taxes and lower net income, slightly offset by non-cash items and change in other current assets due to collection of a residual receivable from a prior year disposition. Inventory increased to $19,119,000 at the end of the third quarter compared to $14,890,000 at the previous fiscal year-end, and inventory days on hand increased to 122 days on hand at the end of the current quarter from 92 days at year-end due to the ramp-up of inventory for the anticipated demand for new products. The accounts receivable balance decreased to $14,698,000 at the end of the third quarter compared to $15,325,000 at the previous fiscal year-end. Accounts receivable days outstanding was 52 days compared to 50 days sales outstanding at year-end due to a change in the mix of customers and related difference in payment terms.

The Company’s cash, cash equivalents and investments at the end of the third quarter were $25,368,000 compared to $20,419,000 at year-end. The increased cash and investment position at October 29, 2016 resulted from the current period’s operating cash flow, as discussed above. This increase was partially offset by dividends paid of $1,559,000 and cash used to acquire property, plant and equipment of $896,000.

The Company’s backlog decreased 12.6% from year-end to $14,533,000 at the end of the third quarter of fiscal 2017.

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

Evaluation of Disclosure Controls and Procedures

The Company’s management has evaluated, under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (Exchange Act). Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed in the Company’s Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner, and (2) accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the third quarter of fiscal 2017, the Company made the following repurchases of its common stock:

	Total Number of Shares Repurchased		Average Price paid Per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Be Purchased Under The Plans or Programs
July 31 - Aug 27	—		$—		—	390,000
Aug 28 - Sept 24	9,440	(a)(b)(c)	$15.22	(a)(b)(c)	—	390,000
Sept 25 - Oct 29	—		$—		—	390,000

(a)	On September 6, 2016, the Company’s Chief Executive Officer delivered 4,168 shares of the Company’s common stock toward the satisfaction of taxes due with respect to vesting of restricted shares. The shares delivered were valued at an average market value of $14.93 per share and are included with treasury stock in the consolidated balance sheet. This transaction did not impact the number of shares authorized for repurchase under the Company’s current repurchase program.
(b)	On September 8, 2016, the Company’s Chief Executive Officer delivered 3,168 shares of the Company’s common stock to satisfy the exercise price for 1,500 stock options exercised. The shares delivered were valued at an average market value of $15.61 per share and are included with treasury stock in the consolidated balance sheet. This transaction did not impact the number of shares authorized for repurchase under the Company’s current repurchase program.
(c)	On September 20, 2016, the Company’s former Corporate Controller delivered 2,104 shares of the Company’s common stock to satisfy the exercise price for 2,250 stock options exercised. The shares delivered were valued at an average market value of $15.19 per share and are included with treasury stock in the consolidated balance sheet. This transaction did not impact the number of shares authorized for repurchase under the Company’s current repurchase program.

Item 6.	Exhibits

The following exhibits are filed as part of this report on Form 10-Q:

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from Registrant’s Quarterly Report on Form 10-Q for the period ended October 29, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to the Condensed Consolidated Financial Statements. Filed electronically herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASTRONOVA, INC. (Registrant)

Date: December 13, 2016	By	/s/ Gregory A. Woods
Gregory A. Woods,
President and Chief Executive Officer
(Principal Executive Officer)

	By	/s/ John P. Jordan
John P. Jordan
Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)