Form 10-Q
period 2017-04-29
AstroNova, Inc.
filed 2017-06-08
CIK 8146

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 29, 2017

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.05 Par Value—6,729,718 shares

(excluding treasury shares) as of June 2, 2017

ASTRONOVA, INC.

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ASTRONOVA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, Except Share Data)

	April 29, 2017	January 31, 2017
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$18,637	$18,098
Securities Available for Sale	5,185	6,723
Accounts Receivable, net	16,053	15,702
Inventories	20,336	19,506
Prepaid Expenses and Other Current Assets	1,566	1,394

Total Current Assets	61,777	61,423
PROPERTY, PLANT AND EQUIPMENT	40,754	40,378
Less Accumulated Depreciation	(31,520)	(31,098)

Property, Plant and Equipment, net	9,234	9,280
OTHER ASSETS
Intangible Assets, net	8,249	5,264
Goodwill	11,958	4,521
Deferred Tax Assets	2,805	2,811
Other	117	366

Total Other Assets	23,129	12,962

TOTAL ASSETS	$94,140	$83,665

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts Payable	$5,120	$4,957
Accrued Compensation	2,201	2,936
Other Liabilities and Accrued Expenses	1,954	2,171
Current Portion of Long -Term Debt	1,104	—
Deferred Revenue	370	472
Income Taxes Payable	1,595	1,449

Total Current Liabilities	12,344	11,985
Deferred Tax Liabilities	677	11
Long-Term Debt	7,941	—
Other Liabilities	2,438	1,132

TOTAL LIABILITIES	23,400	13,128
SHAREHOLDERS’ EQUITY
Common Stock, $0.05 Par Value, Authorized 13,000,000 shares; Issued 9,886,003 shares and 9,834,906 shares at April 29, 2017 and January 31, 2017, respectively	495	492
Additional Paid-in Capital	48,207	47,524
Retained Earnings	44,341	44,358
Treasury Stock, at Cost, 2,385,534 and 2,375,076 shares at April 29, 2017 and January 31, 2017, respectively	(20,990)	(20,781)
Accumulated Other Comprehensive Loss, net of tax	(1,313)	(1,056)

TOTAL SHAREHOLDERS’ EQUITY	70,740	70,537

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$94,140	$83,665

See Notes to condensed consolidated financial statements (unaudited).

ASTRONOVA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, Except Per Share Data)

(Unaudited)

	Three Months Ended
	April 29, 2017	April 30, 2016
Revenue	$24,458	$24,110
Cost of Revenue	15,152	14,637

Gross Profit	9,306	9,473
Operating Expenses:
Selling and Marketing	5,238	4,831
Research and Development	1,505	1,444
General and Administrative	1,856	1,651

Operating Expenses	8,599	7,926

Operating Income, net	707	1,547
Other Expense	(48)	(52)

Income before Income Taxes	659	1,495
Income Tax Provision	147	476

Net Income	$512	$1,019

Net Income Per Common Share—Basic	$0.07	$0.14

Net Income Per Common Share—Diluted	$0.07	$0.14

Weighted Average Number of Common Shares Outstanding:
Basic	7,480	7,358
Diluted	7,616	7,524
Dividends Declared Per Common Share	$0.07	$0.07

See Notes to condensed consolidated financial statements (unaudited).

ASTRONOVA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Thousands)

(Unaudited)

	Three Months Ended
	April 29, 2017	April 30, 2016
Net Income	$512	$1,019
Other Comprehensive Income, Net of Taxes:
Foreign Currency Translation Adjustments	(221)	327
Change in value of derivatives designated as cash flow hedges	(259)	—
Unrealized Holding Gain (Loss) on Securities Available for Sale	12	(2)
Losses from cash flow hedges reclassified to income statement	211	—

Other Comprehensive Income (Loss)	(257)	325

Comprehensive Income	$255	$1,344

See Notes to condensed consolidated financial statements (unaudited).

ASTRONOVA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Three Months Ended
	April 29, 2017	April 30, 2016
Cash Flows from Operating Activities:
Net Income	$512	$1,019
Adjustments to Reconcile Net Income to Net Cash Provided (Used) by Operating Activities:
Depreciation and Amortization	715	625
Amortization of Debt Issuance Costs	5	—
Share-Based Compensation	171	314
Deferred Income Tax Provision	7	69
Changes in Assets and Liabilities, Net of Impact of Acquisition:
Accounts Receivable	1,005	443
Inventories	(16)	(1,588)
Income Taxes	66	257
Accounts Payable and Accrued Expenses	(3,179)	1,647
Other	(57)	128

Net Cash Provided (Used) by Operating Activities	(771)	2,914
Cash Flows from Investing Activities:
Proceeds from Sales/Maturities of Securities Available for Sale	1,554	1,598
Cash Paid for TrojanLabel Acquisition, net of cash acquired	(9,007)	—
Payments Received on Line of Credit and Note Receivable	10	188
Additions to Property, Plant and Equipment	(359)	(195)

Net Cash Provided (Used) by Investing Activities	(7,802)	1,591
Cash Flows from Financing Activities:
Cash (used) proceeds from Common Shares Issued Under Employee Benefit Plans and Employee Stock Option Plans, Net of Payment of Minimum Tax Withholdings	306	(40)
Proceeds from Issuance of Long-Term Debt	9,200	—
Payments of Debt Issuance Costs	(155)	—
Dividends Paid	(527)	(516)

Net Cash Provided (Used) by Financing Activities	8,824	(556)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	288	542

Net Increase in Cash and Cash Equivalents	539	4,491
Cash and Cash Equivalents, Beginning of Period	18,098	10,043

Cash and Cash Equivalents, End of Period	$18,637	$14,534

Supplemental Disclosures of Cash Flow Information:
Cash Paid During the Period for Interest	$—	$—
Cash Paid During the Period for Income Taxes, Net of Refunds	$111	$170

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

The business consists of two segments, Product Identification (previously known as our QuickLabel segment), which includes specialty printing systems sold under the QuickLabel® and TrojanLabel™ brand names, and Test & Measurement which includes test and measurement as well as Aerospace systems sold under the AstroNova™ brand name.

Products sold under the QuickLabel and TrojanLabel brands are used in industrial and commercial product packaging and automatic identification applications to digitally print custom labels and other visual identification marks on demand. Products sold under the AstroNova Test & Measurement brand acquire and record visual and electronic signal data from local and networked data streams and sensors. The recorded data is processed and analyzed and then stored and presented in various visual output formats. In the aerospace market, the Company has a long history of using its data visualization technologies to provide high-resolution airborne printers and networking systems as well as related hardware and supplies.

Unless otherwise indicated, references to “AstroNova,” the “Company,” “we,” “our,” and “us” in this Quarterly Report on Form 10-Q refer to AstroNova, Inc. and its consolidated subsidiaries.

(2) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments consisting of normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the results of the interim periods included herein. These financial statements do not include all disclosures associated with annual financial statements and, accordingly, should be read in conjunction with footnotes contained in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2017.

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

Certain amounts in the prior year financial statements have been reclassified to conform to the current year’s presentation.

(3) Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation.

(4) Acquisition

On February 1, 2017, our newly-formed wholly-owned Danish subsidiary, ANI ApS, completed the acquisition of the issued and outstanding equity interests of TrojanLabel ApS (TrojanLabel), a Danish private limited liability company, pursuant to the terms of a Share Purchase Agreement dated January 7, 2017. Based in Copenhagen, Denmark, TrojanLabel is a manufacturer of products including digital color label presses and specialty printing systems for a broad range of end markets. Upon the consummation of the acquisition, TrojanLabel became an indirect wholly-owned subsidiary of AstroNova.

The purchase price of this acquisition was 62.9 million Danish Krone (approximately $9.1 million), net of cash acquired of 976,000 Danish Krone (approximately $0.1 million), of which 6.4 million Danish Krone (approximately $0.9 million) was placed in escrow to secure certain post-closing working capital adjustments and indemnification obligations of the sellers. The acquisition was funded using available cash and investment securities.

The sellers of TrojanLabel may be entitled to additional contingent consideration if 80% of specified earnings targets are achieved by TrojanLabel during the seven years following the closing, subject to certain closing working capital adjustments and potential offsets to satisfy the sellers’ indemnification obligations. The contingent consideration consists of potential earn-out payments to the sellers of between 32.5 million Danish Krone (approximately $5.0 million) if 80% of the specified earnings targets are achieved, 40.6 million Danish Krone (approximately $5.8 million) if 100% of the specified earnings targets are achieved, and a maximum of 48.7 million Danish Krone (approximately $7 million) if 120% of the specified earnings targets are achieved.

Total acquisition-related costs were approximately $0.7 million, of which $0.1 million and $0.6 million, are included in the general and administrative expenses in the Company’s consolidated statements of income for the periods ending April 29, 2017 and January 31, 2017, respectively. The acquisition was accounted for under the acquisition method in accordance with the guidance provided by FASB ASC 805, “Business Combinations.”

The US dollar purchase price of the acquisition has been allocated on the basis of fair value as follows:

(In thousands)
Accounts Receivable	$1,322
Inventory	796
Other Current Assets	166
Property, Plant and Equipment	15
Identifiable Intangible Assets	3,264
Goodwill	7,388
Accounts Payable and Other Current Liabilities	(1,821)
Other Liability	(114)
Contingent Liability (Earnout)	(1,314)
Deferred Tax Liability	(695)

Total Purchase Price	$9,007

The fair value of the intangible assets acquired was estimated by applying the income approach, and the fair value of the contingent consideration liability was estimated by applying the real options method. These fair value measurements are based on significant inputs that are not observable in the market and therefore represent a Level 3 measurement as defined in ASC 820, “Fair Value Measurement and Disclosure.” Key assumptions in estimating the fair value of the intangibles include (1) remaining life of existing technology acquired based on estimate of percentage of revenue from 0% -100% for each product, (2) the Company’s internal rate of return of 19.0% and (3) a range of earnings projections from $121,000-$1,070,000. Key assumptions in estimating the fair value of the contingent consideration liability include (1) the estimated earnout targets over the next seven years of $407,000-$1,280,000, (2) the probability of success (achievement of the various contingent events) from 1.6%-87.2% and (3) a risk-adjusted discount rate of approximately 1.77%-3.35% used to adjust the probability-weighted earnout payments to their present value.

Goodwill of $7.4 million, which is not deductible for tax purposes, represents the excess of the purchase price over the estimated fair value assigned to the tangible and identifiable intangible assets acquired and liabilities assumed from TrojanLabel. The goodwill recognized is attributable to synergies which are expected to enhance and expand the Company’s overall product portfolio and opportunities in new and existing markets, future technologies that have yet to be determined and TrojanLabel’s assembled work force. The carrying amount of the goodwill was allocated to the Product Identification segment of the Company.

The following table reflects the fair value of the acquired identifiable intangible assets and related estimated useful lives:

(In thousands)	Fair Value	Useful Life (Years)
Existing Technology	$2,327	7
Non-Competition Agreement	937	10

Total	$3,264

Existing Technology intangible asset acquired represents the various technologies TrojanLabel has developed related to its series of printing presses, including hardware components of the presses and the software utilized to optimize their performance.

Beginning February 1, 2017, the results of operations for TrojanLabel have been included in the Company’s statement of income for the period ended April 29, 2017 and are reported as part of the Product Identification segment. Assuming the acquisition of TrojanLabel had occurred on February 1, 2016, the impact on net sales, net income and earnings per share would not have been material to the Company for the period ended April 30, 2016.

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

	Three Months Ended
	April 29, 2017	April 30, 2016
Weighted Average Common Shares Outstanding—Basic	7,480,039	7,357,588
Effect of Dilutive Options and Restricted Stock Units	135,507	166,661

Weighted Average Common Shares Outstanding—Diluted	7,615,546	7,524,249

For the three months ended April 29, 2017 and April 30, 2016, the diluted per share amounts do not reflect common equivalent shares outstanding of 472,214 and 431,133, respectively, because their effect would have been anti-dilutive.

(6) Intangible Assets

Intangible assets are as follows:

	April 29, 2017				January 31, 2017
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Currency Translation Adjustment	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Miltope:
Customer Contract Relationships	$3,100	$(1,190)	—	$1,910	$3,100	$(1,108)	$1,992
RITEC:
Customer Contract Relationships	2,830	(271)	—	2,559	2,830	(207)	2,623
Non-Competition Agreement	950	(348)	—	602	950	(301)	649
TrojanLabel:
Existing Technology	2,327	(82)	14	2,259	—	—	—
Non-Competition Agreement	937	(23)	5	919	—	—	—

Intangible Assets, net	$10,144	$(1,914)	19	$8,249	$6,880	$(1,616)	$5,264

There were no impairments to intangible assets during the periods ended April 29, 2017 and April 30, 2016. With respect to the acquired intangibles included in the table above, amortization expense of $298,000 and $179,000, has been included in the condensed consolidated statements of income for the periods ended April 29, 2017 and April 30, 2016, respectively.

(7) Share-Based Compensation

We have two equity incentive plans—the 2007 Equity Incentive Plan (the “2007 Plan”) and the 2015 Equity Incentive Plan (the “2015 Plan”). Under these plans, the Company may grant incentive stock options, non-qualified stock options, stock appreciation rights, time or performance-based restricted stock units (RSUs), restricted stock awards (RSAs), and other stock-based awards to executives, key employees, directors and other eligible individuals. At April 29, 2017, 886 shares were available for grant under the 2007 Plan. The 2007 Plan expires in May 2017. The 2015 Plan authorizes the issuance of up to 500,000 shares (subject to adjustment for stock dividends and stock splits), and at April 29, 2017, 205,983 shares were available for grant under the 2015 Plan. The 2015 Plan will expire in May 2025. Options granted to employees under both plans vest over four years and expire after ten years. The exercise price of each stock option is established at the discretion of the Compensation Committee; however, any incentive stock options granted under the 2007 Plan, and all options granted under the 2015 Plan, must be issued at an exercise price of not less than the fair market value of the Company’s common stock on the date of grant.

Under the plans, each non-employee director receives an automatic annual grant of ten-year options to purchase 5,000 shares of stock upon the adjournment of each annual shareholders meeting. Each such option is exercisable at the fair market value of the Company’s common stock as of the grant date, and vests immediately prior to the next annual shareholders’ meeting.

The Company has a Non-Employee Director Annual Compensation Program (the “Program”) under which each non-employee director receives an automatic grant of RSAs on the first business day of each fiscal quarter. Under the Program, the number of whole shares to be granted each quarter is equal to 25% of the number calculated by dividing the director compensation amount by the fair market value of the Company’s stock on such day. The director annual compensation amount was $55,000 in fiscal year 2017, and $65,000, and $75,000 for fiscal 2018 and 2019, respectively. In addition, the Chairman of the Board receives RSAs with an aggregate value of $6,000, and the Chairs of the Audit and Compensation Committees each receive RSAs with an aggregate value of $4,000, also issued in quarterly installments and calculated in the same manner as the directors’ RSA grants. RSAs granted prior to March 30, 2017 become fully vested on the first anniversary of the date of grant. RSAs granted subsequent to March 30, 2017 become vested three months after the date of grant. A total of 7,233 and 567 shares were awarded to the non-employee directors as compensation under the Program in the first quarter of fiscal 2018 and 2017, respectively.

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

In May 2015 (fiscal year 2016), the Company granted an aggregate of 80,000 time-based and 155,000 performance-based RSUs (“2016 RSUs”) to certain officers of the Company. The time-based 2016 RSUs vest in four equal annual installments commencing on the first anniversary of the grant date. The performance-based 2016 RSUs vest over three years based upon the increase in revenue, if any, achieved each fiscal year relative to a three-year revenue increase goal. Performance-based 2016 RSUs that are earned based on organic revenue growth are fully vested when earned, while those earned based on revenue growth via acquisitions vest annually over a three-year period following the fiscal year in which the revenue growth occurs. Any performance-based 2016 RSUs that have not been earned at the end of the three-year performance period will be forfeited. The expense for such shares is recognized in the fiscal year in which the results are achieved, however, the shares are not fully earned until approved by the Compensation Committee in the first quarter of the following fiscal year. 2016 RSUs earned in the first quarter of fiscal 2018 and 2017 were 9,025 and 15,810, respectively.

In March 2015 (fiscal year 2016), the Company granted 50,000 options and 537 RSAs to its CEO pursuant to the CEO Equity Incentive Agreement, and 35,000 options to other key employees.

In March 2016 (fiscal year 2017), the Company granted 50,000 options and 4,030 RSAs to its CEO pursuant to the CEO Equity Incentive Agreement.

In May 2016 (fiscal year 2017) the Company granted 37,000 options to certain key employees. On August 1, 2016 (fiscal year 2017) the Company granted 5,000 options to its Chief Financial Officer.

In March 2017 (fiscal year 2018), the Company granted 50,000 options to the Chief Executive Officer pursuant to the CEO Equity Incentive Agreement and in February and April 2017 (fiscal year 2018) the Company granted 52,189 options to certain other key employees.

The options and RSAs granted March 2015 through March 2017 vest in four equal annual installments commencing on the first anniversary of the grant date.

Share-based compensation expense was recognized as follows:

	Three Months Ended
(In thousands)	April 29, 2017	April 30, 2016
Stock Options	$94	$81
Restricted Stock Awards and Restricted Stock Units	74	230
Employee Stock Purchase Plan	3	3

Total	$171	$314

Stock Options

The fair value of stock options granted during the three months ended April 29, 2017 and April 30, 2016 was estimated using the following weighted average assumptions:

	Three Months Ended
	April 29, 2017	April 30, 2016
Risk Free Interest Rate	1.7%	1.5%
Expected Volatility	36.6%	24.6%
Expected Life (in years)	7.5	5.0
Dividend Yield	2.1%	1.9%

The weighted average fair value per share for options granted was $4.11 during the three months ended April 29, 2017, compared to $2.86 during the three months ended April 30, 2016.

Aggregated information regarding stock options granted under the plans for the three months ended April 29, 2017, is summarized below:

	Number of Options	Weighted Average Exercise Price
Outstanding at January 31, 2017	685,456	$11.96
Granted	102,189	13.31
Exercised	(43,125)	11.50
Forfeited	—	—
Canceled	(19,700)	11.75

Outstanding at April 29, 2017	724,820	$12.19

Set forth below is a summary of options outstanding at April 29, 2017:

Outstanding				Exercisable
Range of Exercise prices	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Number of Shares	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Life
$5.00-10.00	188,056	$7.84	3.6	188,056	$7.84	3.6
$10.01-15.00	481,764	$13.55	7.9	226,275	$13.20	6.8
$15.01-20.00	55,000	$15.07	8.9	12,500	$15.01	8.9

	724,820	$12.19	6.9	426,831	$10.89	5.5

As of April 29, 2017, there was approximately $800,000 of unrecognized compensation expense related to stock options which is expected to be recognized over a weighted average period of approximately 2.9 years.

Restricted Stock Units (RSUs) and Restricted Stock Awards (RSAs)

Aggregated information regarding RSUs and RSAs granted under the Plan for the three months ended April 29, 2017 is summarized below:

	RSAs & RSUs	Weighted Average Grant Date Fair Value
Unvested at January 31, 2017	213,868	$14.11
Granted	7,233	13.95
Vested	(10,461)	13.75
Forfeited	—	—

Unvested at April 29, 2017	210,640	$14.10

As of April 29, 2017, there was approximately $800,000 of unrecognized compensation expense related to RSUs and RSAs which is expected to be recognized over a weighted average period of 0.8 years.

Employee Stock Purchase Plan

AstroNova has an Employee Stock Purchase Plan allowing eligible employees to purchase shares of common stock at a 15% discount from fair value on the date of purchase. A total of 247,500 shares were reserved for issuance under this plan. During the three months ended April 29, 2017 and April 30, 2016, there were 1,507 and 1,597 shares, respectively, purchased under this plan. As of April 29, 2017, 43,717 shares remain available.

(8) Inventories

Inventories are stated at the lower of cost (first-in, first-out) and net realizable value and include material, labor and manufacturing overhead. The components of inventories are as follows:

(In thousands)	April 29, 2017	January 31, 2017
Materials and Supplies	$12,082	$11,865
Work-In-Process	1,168	1,216
Finished Goods	11,184	10,270

	24,434	23,351
Inventory Reserve	(4,098)	(3,845)

	$20,336	$19,506

(9) Income Taxes

The Company’s effective tax rates for the period, which are based on the projected effective tax rate for the full year, are as follows:

Three Months Ended
Fiscal 2018	22.3%
Fiscal 2017	31.8%

During the three months ended April 29, 2017, the Company recognized an income tax expense of approximately $147,000. The effective tax rate in this period was directly impacted by a $71,000 tax benefit related to the expiration of the statute of limitations on a previously uncertain tax position and a $14,000 tax benefit arising from windfall tax benefits related to the Company’s stock. During the three months ended April 30, 2016, the Company recognized an income tax expense of approximately $476,000. The effective tax rate in that quarter was directly impacted by a $52,000 tax benefit related to the statute of limitations expiring on a previously uncertain tax position.

As of April 29, 2017, the Company’s cumulative unrecognized tax benefits totaled $673,000 compared to $708,000 as of January 31, 2017. There were no other developments affecting unrecognized tax benefits during the quarter ended April 29, 2017.

(10) Debt

Long-term debt in the accompanying condensed consolidated balance sheets is as follows:

(In thousands)	April 29, 2017		January 31, 2017
USD Term Loan with a rate equal to LIBOR plus a margin of 1.0% to 1.5%, (2.031% as of April 29, 2017), and maturity date of January 31, 2022		$9,200	$—
Less:
Debt Issuance Costs, net of accumulated amortization	$	(155)	$—
Current Portion		$(1,104)	$—

Long-Term Debt		$7,941	$—

The schedule of required principal payments remaining during the next five years on long-term debt outstanding as of April 29, 2017 is as follows:

(In thousands)
Fiscal 2018	$1,104
Fiscal 2019	1,472
Fiscal 2020	1,840
Fiscal 2021	2,208
Fiscal 2022	2,576

$9,200

On February 28, 2017, the Company and the Company’s wholly-owned subsidiary, ANI ApS (together, the “Parties”), entered into a Credit Agreement with Bank of America, N.A. (the “Lender”). The Parties also entered into a related Security and Pledge Agreement with the Lender. The Credit Agreement provides for a term loan to the Parties in the amount of $9.2 million. The Credit Agreement also provides for a $10.0 million revolving credit facility available to the Company for general corporate purposes. Revolving credit loans may be borrowed, at the borrower’s option, in U.S. Dollars or, subject to certain conditions, Euros, British Pounds, Canadian Dollars or Danish Krone.

The term loan bears interest under the Credit Agreement at a rate per annum equal to the LIBOR Rate plus a margin that varies within a range of 1.0% to 1.5% based on the Company’s consolidated leverage ratio. Amounts borrowed under the revolving credit facility bear interest at a rate per annum equal to, at the Company’s option, either (a) the LIBOR Rate (or in the case of revolving credit loans denominated in a currency other than U.S. Dollars, the applicable quoted rate), plus a margin that varies within a range of 1.0% to 1.5% based on the Company’s consolidated leverage ratio, or (b) a fluctuating reference rate equal to the highest of (i) the federal funds’ rate plus 0.50%, (ii) Bank of America’s publicly announced prime rate or (iii) the LIBOR Rate plus 1.00%, plus a margin that varies within a range of 0.0% to 0.5% based on the Company’s consolidated leverage ratio. In addition to certain other fees and expenses, the Company is required to pay a commitment fee on the undrawn portion of the revolving credit facility at the rate of 0.25% per annum.

In connection with the Credit Agreement, AstroNova and ANI ApS entered into certain hedging arrangements with the Lender to manage the variable interest rate risk and currency risk associated with its payments in respect of the term loan. Refer to Note 11, “Derivative Financial Instruments and Risk Management” for further information about these arrangements.

The Parties must comply with various customary financial and non-financial covenants under the Credit Agreement. The financial covenants consist of a maximum consolidated leverage ratio and a minimum consolidated fixed charge coverage ratio. The Credit Agreement contains limitations, in each case subject to various exceptions and thresholds, on the Company’s and its subsidiaries’ ability to incur future indebtedness, to place liens on assets, to pay dividends or distributions on their capital stock, to repurchase or acquire their capital stock, to conduct mergers or acquisitions, to sell assets, to alter their capital structure, to make investments and loans, to change the nature of their business, and to prepay subordinated indebtedness. The Credit Agreement permits the Company to pay cash dividends on and repurchase shares of its common stock, subject to certain limitations.

The Lender is entitled to accelerate repayment of the loans and to terminate its revolving credit commitment under the Credit Agreement upon the occurrence of any of various customary events of default, which include, among other events, the following: failure to pay when due any principal, interest or other amounts in respect of the loans, breach of any of the Company’s covenants or representations under the loan documents, default under any other of the Company’s or its subsidiaries’ significant indebtedness agreements, a bankruptcy, insolvency or similar event with respect to the Company or any of its subsidiaries, a significant unsatisfied judgment against the Company or any of its subsidiaries, or a change of control of the Company.

The obligations of ANI ApS in respect of the term loan are guaranteed by the Company and TrojanLabel. The Company’s obligations in respect of the revolving credit facility and its guarantee in respect of the term loan are secured by substantially all of the assets of the Company (including a pledge of a portion of the equity interests held by the Company in ANI ApS and the Company’s wholly-owned German subsidiary Astro-Med GmbH), subject to certain exceptions.

As of April 29, 2017, there are no borrowings under the revolving credit facility, and we believe the Company is in compliance with all of the covenants in the Credit Agreement.

Upon entry into the Credit Agreement on February 28, 2017, the Company’s prior Credit Agreement, dated as of September 5, 2014, among the Company, as borrower, and Wells Fargo Bank was terminated. No loans or other amounts were outstanding or owed under that Credit Agreement with Wells Fargo Bank at the time of termination.

(11) Derivative Financial Instruments and Risk Management

As a multinational enterprise, AstroNova is exposed to certain risks relating to our ongoing business operations. We employ a number of practices to manage these risks, including operating and financing activities, and where appropriate, the use of derivative instruments. The primary risks managed by using derivative instruments are interest rate risk and foreign currency exchange rate risk.

ASC 815, “Derivatives and Hedging,” requires the Company to recognize all of its derivative instruments as either assets or liabilities in the statement of financial position at fair value. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, further, on the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, a company must designate the hedging instrument, based upon the exposure being hedged, as a fair value hedge, cash flow hedge, or a hedge of a net investment in a foreign operation. For derivative instruments not designated as hedging instruments, the gain or loss is recognized in the statement of income during the current period.

For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income (OCI) and reclassified into earnings in the same line item associated with the forecasted transaction and in the same period or periods during which the hedged transaction affects earnings (e.g., in “interest expense” when the hedged transactions are interest cash flows associated with floating-rate debt, or “other income (expense)” for portions reclassified relating to the remeasurement of the debt). The remaining gain or loss on the derivative instrument in excess of the cumulative change in the present value of future cash flows of the hedged item, if any (i.e., the ineffectiveness portion), or hedge components excluded from the assessment of effectiveness, are recognized in the statement of financial income during the current period.

In connection with the Credit Agreement, we entered into a cross-currency interest rate swap to manage the interest rate risk and foreign currency exchange risk associated with the floating-rate foreign currency-denominated borrowing on our Danish Subsidiary and, in accordance to the guidance in ASC 815, have designated this swap as a cash flow hedge of floating-rate borrowings. The cross-currency interest rate swap agreement utilized by the Company effectively modifies the Company’s exposure to interest rate risk and foreign currency exchange rate risk by converting approximately $8.9 million of the Company’s floating-rate debt denominated in U.S. Dollars on our Danish subsidiary’s books to a fixed-rate debt denominated in Danish Krone for the next five years, thus reducing the impact of interest-rate and foreign currency exchange rate changes on future interest expense and principal repayments. This swap involves the receipt of floating rate amounts in U.S. Dollars in exchange for fixed-rate interest payments in Danish Krone, as well as exchanges of principal at the inception spot rate, over the life of the Credit Agreement.

As of April 29, 2017, the total notional amount of the Company’s cross-currency interest rate swap was $8.6 million; the fair value was $393,600.

The following table presents the impact of the derivative instrument in our condensed consolidated financial statements:

Cash Flow Hedge	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
	April 29, 2017	January 31, 2017		April 29, 2017	January 31, 2017
Swap contract	$(392,636)	$—	Other Income (Expense)	$(320,076)	$—

The swap contract resulted in no ineffectiveness for the three months ended April 29, 2017, and no gains or losses were reclassified into earnings as a result of the discontinuance of the swap contract due to the original forecasted transaction no longer being probable of occurring. At April 29, 2017, the Company expects to reclassify $108,200 of net gains on the swap contract from accumulated other comprehensive income to earnings during the next 12 months due to changes in foreign exchange rates and the payment of variable interest associated with the floating-rate debt.

(12) Segment Information

AstroNova reports two segments: Product Identification and Test & Measurement (T&M). The Company evaluates segment performance based on the segment profit before corporate expenses.

Summarized below are the Revenue and Segment Operating Profit for each reporting segment:

	Three Months Ended
	Revenue		Segment Operating Profit
(In thousands)	April 29, 2017	April 30, 2016	April 29, 2017	April 30, 2016
Product Identification	$18,646	$16,606	$2,492	$1,996
T&M	5,812	7,504	71	1,202

Total	$24,458	$24,110	2,563	3,198

Corporate Expenses			1,856	1,651

Operating Income			707	1,547
Other Expense			(48)	(52)

Income Before Income Taxes			659	1,495
Income Tax Provision			147	476

Net Income			$512	$1,019

(13) Recent Accounting Pronouncements

Goodwill

In January 2017, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2017-04, “Intangibles—Goodwill and Other (Topic 350).” ASU 2017-14 simplifies the subsequent measurement of goodwill impairment. The new guidance eliminates the two-step process that required identification of potential impairment and a separate measure of the actual impairment. Goodwill impairment charges, if any, would be determined by reducing the goodwill balance by the difference between the carrying value and the reporting unit’s fair value (impairment loss is limited to the carrying value). This standard is effective for annual or any interim goodwill impairment tests beginning after December 15, 2019. The Company does not believe the adoption of this guidance will have a material impact on the Company’s consolidated financial statements

Statement of Cash Flows

In August 2016, the FASB issued ASU 2016-15, “Classification of Certain Cash Receipts and Cash Payments (Topic 230).” ASU 2016-15 addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice for certain cash receipts and cash payments. The standard is effective for annual reporting periods beginning after December 15, 2017 and interim periods within those years (Q1 fiscal 2019 for AstroNova), with early adoption permitted. The Company does not believe the adoption of this guidance will have a material impact on the Company’s consolidated financial statements.

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

In March 2016, the FASB issued ASU 2016-08, “Revenue from Contracts with Customers (Topic 606)—Principal versus Agent Consideration.” In April 2016, the FASB issued ASU 2016-10, “Revenue from Contracts with Customers (Topic 606)—Identifying Performance Obligations and Licensing.” In May 2016, the FASB issued ASU 2016-11, “Revenue from Contracts with Customers (Topic 606) and Derivatives and Hedging (Topic 815)—Rescission of SEC Guidance Because of ASU 2014-09 and 2014-16” and ASU 2016-12, “Revenue from Contracts with Customers (Topic 606)—Narrow Scope Improvements and Practical Expedients.” All of these ASUs do not change the core principle of the guidance in Topic 606 (as amended by ASU 2014-09), but rather provide further guidance to improve the operability and understandability of the implementation guidance included in ASU 2014-09. The effective date for all of these ASUs is the same as the effective date of ASU 2014-09 as amended by ASU 2015-14, for annual reporting periods beginning after December 15, 2017, including interim periods within those years (Q1 fiscal 2019 for AstroNova). The Company is currently evaluating the impact of adopting this guidance on its consolidated financial statements.

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

Inventory

In July 2015, the FASB issued ASU 2015-11, “Inventory (Topic 330).” ASU 2015-11 requires inventory to be measured at the lower of cost and net realizable value instead of at lower of cost or market. This guidance does not apply to inventory that is measured using last-in, first out (LIFO) or the retail inventory method but applies to all other inventory, including inventory measured using first-in, first-out (FIFO) or the average cost method. ASU 2015-11 will be effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years (Q1 fiscal 2018 for AstroNova) and should be applied prospectively. Our adoption of this guidance at the beginning of the first quarter of fiscal 2018 did not have a material effect on our consolidated financial statements.

No other new accounting pronouncements, issued or effective during the first three months of the current year, have had or are expected to have a material impact on our consolidated financial statements.

(14) Securities Available for Sale

Pursuant to our investment policy, securities available for sale include state and municipal securities with various contractual or anticipated maturity dates ranging from 6 to 24 months. Securities available for sale are carried at fair value, with unrealized gains and losses reported as a component of accumulated other comprehensive income (loss) in shareholders’ equity until realized. Realized gains and losses from the sale of available-for-sale securities, if any, are determined on a specific identification basis. A decline in the fair value of any available-for-sale security below cost that is determined to be other than temporary will result in a write-down of its carrying amount to fair value. No such impairment charges were recorded for any period presented. All short-term investment securities have original maturities greater than 90 days.

The fair value, amortized cost and gross unrealized gains and losses of securities available for sale are as follows:

(In thousands) April 29, 2017	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
State and Municipal Obligations	$5,188	$—	$(3)	$5,185

January 31, 2017	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
State and Municipal Obligations	$6,732	$—	$(9)	$6,723

(15) Fair Value

We measure our financial and nonfinancial assets at fair value on a recurring basis in accordance with the guidance provided in ASC 820, “Fair Value Measurement and Disclosures” which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). In addition, ASC 820 establishes a three-tiered hierarchy for inputs used in management’s determination of fair value of financial instruments that emphasizes the use of observable inputs over the use of unobservable inputs by requiring that observable inputs be used when available. Observable inputs are inputs that reflect management’s belief about the assumptions market participants would use in pricing a financial instrument based on the best information available in the circumstances.

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

Fair value is applied to our financial assets and liabilities including money market funds, available for sale securities, derivative instruments consisting of a cross-currency interest rate swap and a contingent consideration liability relating to an earnout payment on future TrojanLabel operating results.

The following tables provide a summary of the financial assets and liabilities that are measured at fair value as of April 29, 2017 and January 31, 2017:

Assets measured at fair value:	Fair value measurement at April 29, 2017				Fair value measurement at January 31, 2017
(in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Money Market Funds (included in Cash and Cash Equivalents)	$1,611	$—	$—	$1,611	$2	$—	$—	$2
State and Municipal Obligations (included in Securities Available for Sale)	—	5,185	—	5,185	—	6,723	—	6,723

Total assets	$1,611	$5,185	$—	$6,796	$2	$6,723	$—	$6,725

Liabilities measured at fair value:	Fair value measurement at April 29, 2017				Fair value measurement at January 31, 2017
(in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Swap Contracts (included in Other Liabilities)	$—	$393	$—	$393	$—	$—	$—	$—
Earnout liability (included in Other Liabilities)	—	—	1,322	1,322	—	—	—	—

Total liabilities	$—	$393	$1,322	$1,715	$—	$—	$—	$—

For our money market funds and municipal obligations, we utilize the market approach to measure fair value. The market approach is based on using quoted prices for identical or similar assets.

We also use the market approach to measure fair value of our derivative instruments. Our derivative liability is comprised of a cross-currency interest rate swap. This derivative instrument was measured at fair value using readily observable market inputs, such as quotations on interest rates and foreign exchange rates, and is classified as Level 2 because it is an over-the-counter contract with a bank counterparty that is not traded in an active market.

The fair value of the contingent consideration liability was initially determined as of the acquisition date of February 1, 2017, using significant inputs that are not observable in the market and therefore classified as Level 3. Key assumptions in estimating the fair value of the contingent consideration liability included (1) the estimated earnout targets over the next seven years of $407,000-$1,280,000, (2) the probability of success (achievement of the various contingent events) from 1.6%-87.2% and (3) a risk-adjusted discount rate of approximately 1.77%-3.35% used to adjust the probability-weighted earnout payments to their present value. Subsequent to the acquisition date, at each reporting period, the contingent consideration liability is recorded at its fair value with changes reflected in other income in the condensed consolidated statements of operations. The change in fair value for the quarter ended April 29, 2017, was not material.

Assets and Liabilities Not Recorded at Fair Value

As of April 29, 2017, the Company’s long-term debt, including the current portion of long-term debt not reflected in the financial statements at fair value, is reflected in the table below:

	Fair Value Measurement at April 29, 2017
(In thousands)	Level 1	Level 2	Level 3	Total	Carrying Value
Long-Term debt and related current maturities	$—	$9,200	$—	$9,200	$9,200

On February 28, 2017, the Company entered into a term loan in the amount of $9.2 million with the Bank of America. The fair value of the Company’s long-term debt, including the current portion of long-term debt approximates carrying value at April 29, 2017. In subsequent periods, the fair value of the debt will be based on the quoted market prices for the same issues or on the current rates offered for debt of similar remaining maturities.

(16) Accumulated Other Comprehensive Loss

The changes in the balance of accumulated other comprehensive loss by component are as follows:

(In thousands)	Foreign Currency Translation Adjustments	Unrealized Holding Gain/(Loss) on Available for Sale Securities	Net Unrealized Gain(Losses) on Cash Flow Hedges	Total
Balance at January 31, 2017	$(1,048)	$(8)	$—	$(1,056)
Other Comprehensive Income (Loss) before reclassification	(221)	12	(259)	(468)
Amounts reclassified from AOCI to Earnings	—	—	211	211

Other Comprehensive Income (Loss)	(221)	12	(48)	(257)

Balance at April 29, 2017	$(1,269)	$4	$(48)	$(1,313)

The amounts presented above in other comprehensive income (loss) are net of any applicable taxes.

(17) Subsequent Events

Stock Repurchase Agreement

On May 1, 2017, the Company entered into a stock repurchase agreement with a trust established by Albert W. Ondis to repurchase 826,305 shares of the Company’s common stock held by the trust at a per share price of $13.60, for an aggregate repurchase price of $11.2 million. This stock repurchase was consummated on May 2, 2017 and was funded using existing cash on hand. Following this stock repurchase, the Ondis trust owns 36,000 shares of the Company’s common stock.

April L. Ondis, a director of the Company, is a beneficiary of the trust. The stock repurchase was authorized and approved by the Company’s Audit Committee as a related party transaction. Prior to entering into the agreement, the Company obtained an opinion from an independent investment banking firm that the consideration to be paid by the Company to the trust pursuant to the stock repurchase agreement would be fair to the public stockholders of the Company, other than the trust, from a financial point of view.

Credit Agreement Amendment

In connection with the stock repurchase, the Company entered into a consent and amendment, dated as of May 1, 2017, relating to the Credit Agreement, dated as of February 28, 2017, among the Company, its subsidiaries, ANI ApS and TrojanLabel ApS, and Bank of America, N.A., as lender. Solely for purposes of effecting the stock repurchase, the Amendment increased the aggregate amount of certain repurchases of Company equity interests permitted to be made by the Company under the Credit Agreement in the Company’s fiscal year ending January 31, 2018, from $5,000,000 to $12,000,000, subject to certain conditions. The Amendment prohibits the Company from making other repurchases of Company equity interests under such permission in the fiscal year ending January 31, 2018. The Amendment also provides that the aggregate amount paid in cash by the Company to effect the stock repurchase shall not be deducted from the Company’s consolidated EBITDA for the purposes of calculating the consolidated fixed charge coverage ratio covenant to which the Company is subject under the Credit Agreement with respect to any trailing four-fiscal-quarter measurement period through and including the measurement period ending January 31, 2018.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Business Overview

This section should be read in conjunction with the AstroNova condensed consolidated financial statements included elsewhere herein and our Annual Report on Form 10-K for the fiscal year ended January 31, 2017.

AstroNova is a multi-national enterprise that leverages its proprietary data visualization technologies to design, develop, manufacture, distribute and service a broad range of products that acquire, store, analyze and present data in multiple formats. The Company organizes its structure around a core set of competencies, including research and development, manufacturing, service, marketing and distribution. It markets and sells its products and services through the following two segments:

•	Product Identification—offers product identification and label printer hardware, software, servicing contracts, and parts and supplies. Parts and supplies refer to the media (substrate) and ink, toner, ribbon, etc., used with the Company’s printers and the various parts used to maintain the printers.

•	Test and Measurement (T&M)—offers a suite of products and services that acquire and record visual and electronic signal data from local and networked data stream and sensors as well as wired and wireless networks. The recorded data is processed and analyzed and then stored and presented in various visual output formats. The T&M segment also includes a line of aerospace printers that are used to print hard copies of data required for the safe and efficient operation of aircraft, including navigation maps, arrival and departure procedures, flight itineraries, weather maps, performance data, passenger data, and various air traffic control data. Other aerospace products include airborne and rugged networking devices. The Company also markets the media for use with the printers and other devices sold by the T&M segment.

The Company markets and sells its products and services globally through a diverse distribution structure of direct sales personnel, manufacturers’ representatives and authorized dealers that deliver a full complement of branded products and services to customers in our respective markets.

On February 1, 2017, AstroNova completed its acquisition of TrojanLabel ApS (TrojanLabel), a European manufacturer of digital color label presses and specialty printing systems for a broad range of end markets. TrojanLabel is being reported as part of our Product Identification segment beginning with the first quarter of fiscal year 2018. Refer to Note 4, “Acquisition,” in our condensed consolidated financial statements included elsewhere in this report for additional details.

Results of Operations

Three Months Ended April 29, 2017 vs. Three Months Ended April 30, 2016

Revenue by segment and current quarter percentage change over prior year for the three months ended April 29, 2017 and April 30, 2016 were:

(Dollars in thousands)	April 29, 2017	As a % of Revenue	April 30, 2016	As a % of Revenue	% Change Over Prior Year
Product Identification	$18,646	76.2%	$16,606	68.9%	12.3%
T&M	5,812	23.8%	7,504	31.1%	(22.5)%

Total	$24,458	100.0%	$24,110	100.0%	1.4%

Revenue for the first quarter of the current year was $24.5 million, representing a 1.4% increase compared to the previous year first quarter revenue of $24.1 million. Revenue through domestic channels for the current year first quarter was $15.7 million, a decrease of 6.5% over the prior year’s first quarter. International revenue for the first quarter of the current year was $8.7 million, a 19.2% increase over the previous year first quarter and represents 36% of AstroNova’s first quarter’s revenue. Current year first quarter international revenue includes an unfavorable foreign exchange rate impact of $0.3 million.

Hardware revenue in the current quarter was $7.3 million, a decrease compared to prior year’s first quarter revenue of $8.7 million, primarily due to the decrease in hardware revenue in the Test & Measurement segment. Parts and supplies revenue in the current quarter were $14.8 million, an 11.0% increase over prior year’s first quarter parts and supplies revenue of $13.4 million. The current quarter increase in parts and supplies revenue compared to the first quarter of the prior year is attributable to increases in revenue of both digital color printer supplies and label and tag products within the Product Identification segment.

Service and other revenues of $2.3 million in the current quarter increased 15% from prior year first quarter service and other revenues of $2.0 million, primarily due to an increase in customer demand for parts and repair services during the current year first quarter.

Current year first quarter gross profit was $9.3 million, 1.8% less than prior year first quarter gross profit of $9.5 million. The Company’s current quarter gross profit margin of 38.0% reflects a 1.3 percentage point decrease from the prior year first quarter gross profit margin of 39.3%. The lower gross profit and related profit margin for the current quarter compared to prior year is primarily attributable to product mix, costs associated with the product line integration related to TrojanLabel and lower factory absorption in our manufacturing operations.

Operating expenses for the current quarter were $8.6 million, an increase compared to prior year first quarter operating expenses of $7.9 million. Specifically, selling and marketing expenses for the current quarter increased to $5.2 million compared to $4.8 million in the first quarter of the prior year due primarily to the addition of the TrojanLabel operations and amortization of the identifiable intangibles in connection with the acquisition.

G&A expenses increased in the first quarter to $1.9 million compared to $1.7 million in the prior year first quarter. The increase is primarily due to professional service costs related to the TrojanLabel acquisition. R&D expenses were $1.5 million in the current quarter, compared to $1.4 million in the prior year first quarter. The R&D spending as a percentage of revenue for the current quarter is 6.2% compared to 6.0% for the same period of the prior year.

Other expense during the first quarter was $48 thousand compared to $52 thousand in the first quarter of the previous year. Current year first quarter other expense consists primarily of foreign exchange loss and interest expense, partially offset by investment income. Prior year first quarter other expense consists primarily of foreign exchange loss, partially offset by investment income.

The provision for federal, state and foreign income taxes for the first quarter of the current year was $0.1 million which includes a benefit of $71 thousand related to the statute of limitations expiring on a previous uncertain tax position and a $14 thousand benefit related to windfall tax benefits related to the Company’s stock and reflects an effective tax rate of 22.3%. This compares to the prior year’s first quarter tax provision on income of $0.5 million, which included a benefit of $52 thousand related to the statute of limitations expiring on a previous uncertain tax position and reflected an effective tax rate of 31.8%.

The Company reported net income of $0.5 million for the first quarter of the current year, and earnings of $0.07 per diluted share, compared to the prior year first quarter net income of $1.0 million and related earnings of $0.14 per diluted share. Return on revenue was 2.1% for the first quarter of fiscal 2018 compared to 4.2% for the first quarter in fiscal 2017.

Segment Analysis

The Company reports two segments: Product Identification and Test & Measurement (T&M) and evaluates segment performance based on the segment profit before corporate and financial administration expenses. Summarized below are the Revenue and Segment Operating Profit for each reporting segment:

	Three Months Ended
	Revenue		Segment Operating Profit
(In thousands)	April 29, 2017	April 30, 2016	April 29, 2017	April 30, 2016
Product Identification	$18,646	$16,606	$2,492	$1,996
T&M	5,812	7,504	71	1,202

Total	$24,458	$24,110	2,563	3,198

Corporate Expenses			1,856	1,651

Operating Income			707	1,547
Other Expense			(48)	(52)

Income Before Income Taxes			659	1,495
Income Tax Provision			147	476

Net Income			$512	$1,019

Product Identification

Revenue from the Product Identification segment increased 12.3% in the first quarter of the current year, with revenue of $18.6 million compared to $16.6 million in the same period of the prior year. Hardware revenue increased 19.0% compared to prior year aided by the contribution of printer revenue from TrojanLabel. Sales of Product Identification’s new QL800 printers also contributed to the increase in current year first quarter hardware revenue. The current year first quarter revenue also received a strong contribution from parts and supplies; revenues from that product line increased 10.9% from the same period in the prior year due to the continued increase in demand for label and tag products, as well as digital color printer supplies, both of which have experienced double-digit growth in the current year first quarter compared to the same period in the prior year. The Product Identification segment current quarter segment operating profit was $2.5 million, reflecting a profit margin of 13.4%. This compares to prior year’s first quarter segment profit of $2.0 million and related profit margin of 12.0%. The increase in Product Identification current year first quarter segment operating margin is primarily due to higher sales and favorable product mix.

Test & Measurement—T&M

Revenue from the T&M products was $5.8 million for the first quarter of the current fiscal year, representing a 22.5% decrease compared to revenue of $7.5 million for the same period in the prior year. The decrease is due primarily to the decline in revenue in the Aerospace product group as a result of timing on fulfilling orders placed and decreased revenue from certain legacy data recorders.

The T&M segment first quarter segment operating profit of $71 thousand and 1.2% profit margin compared to the prior year segment operating profit of $1.2 million and related operating margin of 16.0%. The lower segment operating profit and related margin were due to lower revenue and unfavorable product mix.

Financial Condition and Liquidity

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

On February 28, 2017, we entered into a credit agreement with Bank of America, N.A., which provided for a secured credit facility consisting of a $9.2 million term loan and a $10.0 million revolving credit facility. No amount has been drawn under the revolving credit facility as of the filing date of this report, and the entire revolving credit facility is currently available. Refer to Note 10, “Debt,” to our condensed consolidated financial statements included elsewhere in this quarterly report for additional information regarding our new secured credit facility.

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

Refer to Note 11, “Derivative Financial Instruments and Risk Management,” to our condensed consolidated financial statements included elsewhere in this quarterly report for additional information regarding our hedging arrangements.

The Company’s statements of cash flows for the three months ended April 29, 2017 and April 30, 2016 are included on page 6 of this report. Net cash flows used by operating activities were $0.8 million for the first quarter of fiscal 2018 compared to $2.9 million of cash provided for the same period of the previous year. The decrease in operating cash flow is related to lower net income and higher working capital requirements for the first three months of the current year compared to the same period in the previous year. Excluding the impact of the TrojanLabel acquisition, the accounts receivable balance decreased to $14.7 million at the end of the first quarter compared to $15.7 million at year-end and the accounts receivable collection cycle increased to 53 days from 50 days sales outstanding at year-end. Inventory remained steady at $19.5 million at the end of the first quarter compared to year-end after excluding the TrojanLabel acquisition. Inventory days on hand increased to 121 days on hand at the end of the current quarter from 92 days at year-end.

The Company’s cash, cash equivalents and investments at the end of the first quarter were $23.8 million, compared to $24.8 million at year-end. The decreased cash and investment position at April 29, 2017, resulted from lower net income and cash used to purchase Trojan label, as well as cash used in operations as discussed above, dividends paid of $0.5 million and cash used to acquire property, plant and equipment of $0.4 million, partially offset by proceeds from issuance of long-term debt.

The Company’s backlog increased 3.4% from year-end to $18.2 million at the end of the first quarter of fiscal 2018.

Contractual Obligations, Commitments and Contingencies

Except as set forth below, there have been no material changes to our contractual obligations as disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2017, other than those which occur in the ordinary course of business.

On February 28, 2017, the Company and the Company’s wholly-owned subsidiary, ANI ApS, entered into a Credit Agreement with Bank of America, N.A. which provides for a term loan in the amount of $9.2 million. Future minimum principal and interest payments are approximately $9.7 million through the term loan’s maturity date of January 31, 2022.

Critical Accounting Policies, Commitments and Certain Other Matters

In the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2017, the Company’s most critical accounting policies and estimates upon which our financial status depends were identified as those relating to revenue recognition, warranty claims, bad debts, inventories, income taxes, long-lived assets, goodwill and share-based compensation. We considered the disclosure requirements of Financial Release (“FR”) 60 regarding critical accounting policies and FR-61 regarding liquidity and capital resources, certain trading activities and related party disclosures, and concluded that nothing materially changed during the quarter that would warrant further disclosure under these releases.

Forward-Looking Statements

This Quarterly Report on Form 10-Q may contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are not statements of historical fact, but rather reflect our current expectations concerning future events and results. We generally use the words “believes,” “expects,” “intends,” “plans,” “anticipates,” “likely,” “continues,” “may,” “will,” and similar expressions to identify forward-looking statements. Such forward-looking statements, including those concerning our expectations, involve risks, uncertainties and other factors, some of which are beyond our control, which may cause our actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements. Factors which could cause actual results to differ materially from those anticipated include, but are not limited to (a) general economic, financial and business conditions; (b) declining demand in the test and measurement markets, especially defense and aerospace; (c) competition in the specialty printer industry; (d) ability to develop market acceptance of our products and effective design of customer required features; (e) competition in the data acquisition industry; (f) the impact of changes in foreign currency exchange rates on the results of operations; (g) the ability to successfully integrate acquisitions and realize benefits from divestitures; (h) the business abilities and judgment of personnel and changes in business strategy; (i) the efficacy of research and development investments to develop new products; (j) the launching of significant new products which could result in unanticipated expenses; (k) bankruptcy or other financial problems at major suppliers or customers that could cause disruptions in the Company’s supply chain or difficulty in collecting amounts owed by such customers; and (l) other risks included under “Item 1A-Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2017. We assume no obligation to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by law.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

We have exposure to financial market risks, including changes in foreign currency exchange rates and interest rates.

Foreign Currency Exchange Risk

The functional currencies of our foreign subsidiaries and branches are the local currencies – the British Pound in the UK, the Canadian Dollar in Canada, the Danish Krone in Denmark and the Euro in France and Germany. Accordingly, the effects of exchange rate fluctuations on the net assets of these foreign subsidiaries’ operations are accounted for as translation gains or losses in accumulated other comprehensive income (loss) within stockholders’ equity. We do not believe that a change of 10% in such foreign currency exchange rates would have a material impact on our consolidated financial position or results of operations.

The Company is also subject to risk from the effects of exchange rate movements in foreign currency through its borrowings, specifically our U.S. dollar borrowing at our Danish Krone functional currency subsidiary. We entered into a cross-currency interest rate swap to hedge the foreign currency cash flow and interest rate exposures related to the U.S. Dollar floating-rate debt included on the books of our Danish subsidiary (functional currency is Danish Krone). A 10% change in the rate of exchange of Danish Krone to U.S. Dollars would result in a change in our debt balance of approximately $0.9 million.

Interest Rate Risk

As of April 29, 2017, the Company’s debt portfolio was comprised of U.S. Dollar, floating-rate borrowings on the books of our Danish subsidiary. We entered into a cross-currency interest rate swap to convert the floating-rate foreign currency debt on our foreign subsidiary, to a fixed-rate functional currency debt. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. If Danish Krone interest rates were to decrease by 50 basis points, the fair value of the Company’s debt would increase by approximately $0.1 million. If interest rates were to increase by 50 basis points, the fair value of the Company’s debt would decrease by approximately $ 0.1 million.

At April 29, 2017, we had cash and cash equivalents of $23.8 million, of which $11.0 million is available for working capital and other operating requirements, $5.7 million is held in foreign bank accounts and $1.9 million is held in highly liquid money market funds with original maturities of 90 days or less. We also have $5.2 million of securities available for sale, which include state and municipal securities with maturities ranging from one month to two years. We do not enter into investments for trading or speculative purposes. We do not believe that we have material exposure to changes in fair value of these investments as a result of changes in interest rates due to the short-term nature of these investments.

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

Item 1A.    Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, one should carefully consider the factors discussed in Part I, Item 1A “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2017, which could materially affect our business, financial condition or future operating results. The risks described in our Annual Report on 10-K are not the only risks that could affect our business, as additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results as well as adversely affect the value of our common stock.

There have been no material updates to the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2017.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

During the first quarter of fiscal 2018, the Company made the following repurchases of its common stock:

	Total Number of Shares Repurchased		Average Price paid Per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Be Purchased Under The Plans or Programs
February 1—February 28	—		$—		—	390,000
March 1—March 31	14,082	(a)(b)(c)	$14.45	(a)(b)(c)	—	390,000
April 1—April 29	372	(d)	$14.45	(d)	—	390,000

(a)	Employees of the Company delivered 3,178 shares of the Company’s common stock toward the satisfaction of taxes due with respect to vesting of restricted shares. The shares delivered were valued at an average market value of $12.88 per share and are included with treasury stock in the consolidated balance sheet. This transaction did not impact the number of shares authorized for repurchase under the Company’s current repurchase program.
(b)	The Company’s Chief Executive Officer delivered 446 shares of the Company’s common stock toward the satisfaction of taxes due with respect to vesting of restricted shares. The shares delivered were valued at an average market value of $13.55 per share and are included with treasury stock in the consolidated balance sheet. This transaction did not impact the number of shares authorized for repurchase under the Company’s current repurchase program.
(c)	Employees of the Company delivered 10,458 shares of the Company’s common stock to satisfy the exercise price for 12,400 stock options exercised. The shares delivered were valued at an average market value of $14.97 per share and are included with treasury stock in the consolidated balance sheet. This transaction did not impact the number of shares authorized for repurchase under the Company’s current repurchase program.
(d)	An employee of the Company delivered 372 shares of the Company’s common stock to satisfy the exercise price for 600 stock options exercised. The shares delivered were valued at an average market value of $14.45 per share and are included with treasury stock in the consolidated balance sheet. This transaction did not impact the number of shares authorized for repurchase under the Company’s current repurchase program.

Item 6.    Exhibits

3A	Restated Articles of Incorporation of the Company and all amendments thereto (incorporated by reference to Exhibit 3A to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2016).

3B	By-laws of the Company as amended to date (incorporated by reference to Exhibit 3B to the Company’s Annual Report on Form 10-Q for the fiscal year ended January 31, 2008 (File no. 000-13200)).

10.1	Credit Agreement dated February 28, 2017 among AstroNova, Inc., as the U.S. Borrower, ANI ApS, as the Danish Borrower, certain subsidiaries of the U.S. Borrower, as the Guarantors, and Bank of America, N.A. (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2017).

10.2	Security and Pledge Agreement dated February 28, 2017 among AstroNova, Inc., as the U.S. Borrower, and such other parties that become Grantors hereunder after the date thereof and Bank of America, N.A. (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2017).

10.3	Stock Purchase Agreement, dated as of May 1, 2017, by and among AstroNova, Inc. and the trust established by Albert W. Ondis by Declaration of Trust dated December 4, 2003, as amended (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, event date May 1, 2017, filed with the SEC on May 5, 2017).

10.4	Consent under Credit Agreement, dated as of May 1, 2017, by and among AstroNova, Inc., ANI ApS, Trojanlabel ApS, and Bank of America, N.A. (incorporated by referenced to Exhibit 10.2 to the Company’s Current Report on Form 8-K, event date May 1, 2017, filed with the SEC on May 5, 2017).

10.5	AstroNova, Inc. Amended and Restated Non-Employee Director Annual Compensation Program, as amended.*

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from Registrant’s Quarterly Report on Form 10-Q for the period ended April 29, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to the Condensed Consolidated Financial Statements. Filed electronically herein.

*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASTRONOVA, INC. (Registrant)

Date: June 7, 2017	By	/s/ Gregory A. Woods
Gregory A. Woods,
President and Chief Executive Officer
(Principal Executive Officer)

	By	/s/ John P. Jordan
John P. Jordan,
Vice President, Chief Financial Officer and Treasurer (Principal
Accounting Officer and Principal Financial Officer)