Form 10-Q
period 2017-07-29
AstroNova, Inc.
filed 2017-09-01
CIK 8146

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 29, 2017

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

Common Stock, $.05 Par Value—6,742,366 shares

(excluding treasury shares) as of August 30, 2017

ASTRONOVA, INC.

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ASTRONOVA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, Except Share Data)

	July 29, 2017	January 31, 2017
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$8,829	$18,098
Securities Available for Sale	5,131	6,723
Accounts Receivable, net	17,044	15,702
Inventories	20,269	19,506
Prepaid Expenses and Other Current Assets	1,560	1,394

Total Current Assets	52,833	61,423
PROPERTY, PLANT AND EQUIPMENT	41,541	40,378
Less Accumulated Depreciation	(32,090)	(31,098)

Property, Plant and Equipment, net	9,451	9,280
OTHER ASSETS
Intangible Assets, net	8,189	5,264
Goodwill	12,542	4,521
Deferred Tax Assets	2,808	2,811
Other	119	366

Total Other Assets	23,658	12,962

TOTAL ASSETS	$85,942	$83,665

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts Payable	$6,428	$4,957
Accrued Compensation	2,024	2,936
Other Liabilities and Accrued Expenses	2,009	2,171
Current Portion of Long -Term Debt	1,564	—
Deferred Revenue	335	472
Income Taxes Payable	1,360	1,449

Total Current Liabilities	13,720	11,985
Deferred Tax Liabilities	879	11
Long-Term Debt	7,202	—
Other Liabilities	3,329	1,132

TOTAL LIABILITIES	25,130	13,128
SHAREHOLDERS’ EQUITY
Common Stock, $0.05 Par Value, Authorized 13,000,000 shares; Issued 9,937,965 shares and 9,834,906 shares at July 29, 2017 and January 31, 2017, respectively	497	492
Additional Paid-in Capital	48,891	47,524
Retained Earnings	44,597	44,358
Treasury Stock, at Cost, 3,227,129 and 2,375,076 shares at July 29, 2017 and January 31, 2017, respectively	(32,386)	(20,781)
Accumulated Other Comprehensive Loss, net of tax	(787)	(1,056)

TOTAL SHAREHOLDERS’ EQUITY	60,812	70,537

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$85,942	$83,665

See Notes to condensed consolidated financial statements (unaudited).

ASTRONOVA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, Except Per Share Data)

(Unaudited)

	Three Months Ended		Six Months Ended
	July 29, 2017	July 30, 2016	July 29, 2017	July 30, 2016
Revenue	$27,483	$25,339	$51,941	$49,449
Cost of Revenue	17,224	15,034	32,376	29,671

Gross Profit	10,259	10,305	19,565	19,778
Operating Expenses:
Selling and Marketing	5,315	4,777	10,426	9,608
Research and Development	1,675	1,755	3,307	3,199
General and Administrative	2,327	2,025	4,183	3,676

Operating Expenses	9,317	8,557	17,916	16,483

Operating Income, net	942	1,748	1,649	3,295
Other Income (Expense)	16	40	(33)	(12)

Income before Income Taxes	958	1,788	1,616	3,283
Income Tax Provision	231	496	378	972

Net Income	$727	$1,292	$1,238	$2,311

Net Income per Common Share—Basic:	$0.11	$0.17	$0.17	$0.31

Net Income per Common Share—Diluted:	$0.11	$0.17	$0.17	$0.31

Weighted Average Number of Common Shares Outstanding:
Basic	6,727	7,418	7,097	7,388
Diluted	6,838	7,587	7,218	7,560
Dividends Declared Per Common Share	$0.07	$0.07	$0.14	$0.14

See Notes to condensed consolidated financial statements (unaudited).

ASTRONOVA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	July 29, 2017	July 30, 2016	July 29, 2017	July 30, 2016
Net Income	$727	$1,292	$1,238	$2,311
Other Comprehensive Income (Loss), Net of Taxes and Reclassification Adjustments:
Foreign Currency Translation Adjustments	540	(193)	318	134
Change in Value of Derivatives Designated as Cash Flow Hedge	(501)	—	(760)	—
Losses from Cash Flow Hedges Reclassified to Income Statement	492	—	704	—
Unrealized Holding Gain (Loss) on Securities Available for Sale	(5)	9	7	7

Other Comprehensive Income (Loss)	526	(184)	269	141

Comprehensive Income	$1,253	$1,108	$1,507	$2,452

ASTRONOVA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Six Months Ended
	July 29, 2017	July 30, 2016
Cash Flows from Operating Activities:
Net Income	$1,238	$2,311
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	1,461	1,255
Amortization of Debt Issuance Costs	14	—
Share-Based Compensation	580	546
Deferred Income Tax Provision	4	270
Changes in Assets and Liabilities, Net of Impact of Acquisition:
Accounts Receivable	336	127
Inventories	221	(2,656)
Income Taxes	(255)	400
Accounts Payable and Accrued Expenses	(2,113)	995
Other	193	1,135

Net Cash Provided by Operating Activities	1,679	4,383
Cash Flows from Investing Activities:
Proceeds from Sales/Maturities of Securities Available for Sale	1,601	1,921
Purchases of Securities Available for Sale	—	(400)
Cash Paid for TrojanLabel Acquisition, net of cash acquired	(9,007)	—
Payments Received on Line of Credit and Note Receivable	60	188
Additions to Property, Plant and Equipment	(983)	(377)

Net Cash Provided (Used) by Investing Activities	(8,329)	1,332
Cash Flows from Financing Activities:
Cash (used) proceeds from Common Shares Issued Under Employee Benefit Plans and Employee Stock Option Plans, Net of Payment of Minimum Tax Withholdings	424	(7)
Purchase of Treasury Stock	(11,238)	—
Proceeds from Issuance of Long-Term Debt	9,200	—
Principal Payments on Long-Term Debt	(276)	—
Payments of Debt Issuance Costs	(155)	—
Dividends Paid	(997)	(1,036)

Net Cash Used by Financing Activities	(3,042)	(1,043)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	423	185

Net Increase (Decrease) in Cash and Cash Equivalents	(9,269)	4,857
Cash and Cash Equivalents, Beginning of Period	18,098	10,043

Cash and Cash Equivalents, End of Period	$8,829	$14,900

Supplemental Disclosures of Cash Flow Information:
Cash Paid During the Period for Interest	$30	$—
Cash Paid During the Period for Income Taxes, Net of Refunds	$584	$314

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

The business consists of two segments, Product Identification, which includes specialty printing systems sold under the QuickLabel® and TrojanLabel™ brand names, and Test & Measurement which includes test and measurement as well as Aerospace systems sold under the AstroNova™ brand name.

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

(4) Acquisition

On February 1, 2017, our newly-formed wholly-owned Danish subsidiary, ANI ApS, completed the acquisition of the issued and outstanding equity interests of TrojanLabel ApS (TrojanLabel), a Danish private limited liability company, pursuant to the terms of a Share Purchase Agreement dated January 7, 2017. Based in Copenhagen, Denmark, TrojanLabel is a manufacturer of products including digital color label presses and specialty printing systems for a broad range of end markets. Upon consummation of the acquisition, TrojanLabel became an indirect wholly-owned subsidiary of AstroNova.

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

Total acquisition-related costs were approximately $0.7 million, of which $0.1 million and $0.6 million are included in the general and administrative expenses in the Company’s consolidated statements of income for the periods ending July 29, 2017 and January 31, 2017, respectively. The acquisition was accounted for under the acquisition method in accordance with the guidance provided by FASB ASC 805, “Business Combinations.”

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

The fair value of the intangible assets acquired was estimated by applying the income approach, and the fair value of the contingent consideration liability was estimated by applying the real options method. These fair value measurements are based on significant inputs that are not observable in the market and therefore represent a Level 3 measurement as defined in ASC 820, “Fair Value Measurement and Disclosure.” Key assumptions in estimating the fair value of the intangibles include (1) remaining life of existing technology acquired based on estimate of percentage of revenue from 0% -100% for each product, (2) the Company’s internal rate of return of 19.0% and (3) a range of earnings projections from $121,000-$1,070,000. Key assumptions in estimating the fair value of the contingent consideration liability include (1) the estimated earnout targets over the next seven years of $407,000-$1,280,000, (2) the probability of success (achievement of the various contingent events) from 1.6%-87.2% and (3) a risk-adjusted discount rate of approximately 1.77%-3.35% used to adjust the probability-weighted earnout payments to their present value. The fair value of the contingent liability will be revalued every reporting period based on updated assumptions. Refer to Note 16 “Fair Value” for further details.

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

The Existing Technology intangible asset acquired represents the various technologies TrojanLabel has developed related to its series of printing presses, including hardware components of the presses and the software utilized to optimize their performance.

Beginning February 1, 2017, the results of operations for TrojanLabel have been included in the Company’s statement of income for the three and six month periods ended July 29, 2017 and are reported as part of the Product Identification segment. Assuming the acquisition of TrojanLabel had occurred on February 1, 2016, the impact on net sales, net income and earnings per share would not have been material to the Company for the three and six month periods ended July 30, 2016.

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

	Three Months Ended		Six Months Ended
	July 29, 2017	July 30, 2016	July 29, 2017	July 30, 2016
Weighted Average Common Shares Outstanding— Basic	6,726,623	7,418,312	7,097,183	7,388,123
Effect of Dilutive Options, Restricted Stock Awards and Restricted Stock Units	111,213	168,300	121,238	172,022

Weighted Average Common Shares Outstanding—Diluted	6,837,836	7,586,612	7,218,421	7,560,145

For the three and six months ended July 29, 2017, the diluted per share amounts do not reflect common equivalent shares outstanding of 591,359 and 591,309, respectively. For the three and six months ended July 30, 2016 the diluted per share amounts do not reflect common equivalent shares outstanding of 413,121 and 468,121, respectively. These outstanding common equivalent shares were not included due to their anti-dilutive effect. Anti-dilutive shares consist of those common stock equivalents that have either an exercise price above the average stock price for the period, or the common stock equivalent’s related average unrecognized stock compensation expense is sufficient to “buy back” the entire amount of shares. Restricted stock units which vest based upon achievement of performance targets are excluded from the diluted shares outstanding unless the performance targets have been met as of the end of the reporting period, regardless of whether such performance targets are probable of achievement as of the end of the measurement period.

(6) Intangible Assets

Intangible assets are as follows:

	July 29, 2017				January 31, 2017
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Currency Translation Adjustment	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Miltope:
Customer Contract Relationships	$3,100	$(1,273)	—	$1,827	$3,100	$(1,108)	$1,992
RITEC:
Customer Contract Relationships	2,830	(334)	—	2,496	2,830	(207)	2,623
Non-Competition Agreement	950	(396)	—	554	950	(301)	649
TrojanLabel:
Existing Technology	2,327	(168)	187	2,346	—	—	—
Non-Competition Agreement	937	(47)	76	966	—	—	—

Intangible Assets, net	$10,144	$(2,218)	263	$8,189	$6,880	$(1,616)	$5,264

There were no impairments to intangible assets during the three or six month periods ended July 29, 2017 and July 30, 2016. With respect to the acquired intangibles included in the table above, amortization expense of $304,000 and $179,000 related to the above acquired intangibles has been included in the condensed consolidated statement of income for the three months ended July 29, 2017 and July 30, 2016, respectively. Amortization expense of $603,000 and $358,000 related to the above acquired intangibles has been included in the condensed consolidated statement of income for the six months ended July 29, 2017 and July 30, 2016, respectively.

(7) Share-Based Compensation

We have one equity incentive plan pursuant to which we grant equity awards – the 2015 Equity Incentive Plan (the “2015 Plan”). Under this plan, the Company may grant incentive stock options, non-qualified stock options, stock appreciation rights, time or performance-based restricted stock units (RSUs), restricted stock awards (RSAs), and other stock-based awards to executives, key employees, directors and other eligible individuals. The 2015 Plan will expire in May 2025. Options granted to employees under the plan vest over four years and expire after ten years. The exercise price of each stock option is established at the discretion of the Compensation Committee; however, all options granted under the 2015 Plan must be issued at an exercise price of not less than the fair market value of the Company’s common stock on the date of grant. The 2015 Plan authorizes the issuance of up to 500,000 shares (subject to adjustment for stock dividends and stock splits), and at July 29, 2017, 137,430 shares were available for grant under the 2015 Plan. In addition, as of July 29, 2017, unvested shares of restricted stock granted and options to purchase an aggregate of 581,310 shares were outstanding under our 2007 Equity Incentive Plan (the “2007 Plan”). The 2007 Plan expired in May 2017 and no new awards may be issued under that plan, but outstanding awards will continue to be governed by it.

Under the plan, each non-employee director receives an automatic annual grant of ten-year options to purchase 5,000 shares of stock upon the adjournment of each annual shareholders meeting. Each such option is exercisable at the fair market value of the Company’s common stock as of the grant date, and vests immediately prior to the next annual shareholders’ meeting.    Accordingly, on May 17, 2017, 30,000 options were issued to the non-employee directors.

The Company has a Non-Employee Director Annual Compensation Program (the “Program”) under which each non-employee director receives an automatic grant of RSAs on the first business day of each fiscal quarter. Under the Program, the number of whole shares to be granted each quarter is equal to 25% of the number calculated by dividing the director compensation amount by the fair market value of the Company’s stock on such day. The director annual compensation amount was $55,000 in fiscal year 2017, and $65,000, and $75,000 for fiscal 2018 and 2019, respectively. In addition, the Chairman of the Board receives RSAs with an aggregate value of $6,000, and the Chairs of the Audit and Compensation Committees each receive RSAs with an aggregate value of $4,000, also issued in quarterly installments and calculated in the same manner as the directors’ RSA grants. RSAs granted prior to March 30, 2017 become fully vested on the first anniversary of the date of grant. RSAs granted subsequent to March 30, 2017 become vested three months after the date of grant. A total of 7,314 and 8,262 shares were awarded to the non-employee directors as compensation under the Program in the second quarter of fiscal 2018 and 2017, respectively.

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

In May 2015 (fiscal year 2016), the Company granted an aggregate of 80,000 time-based and 155,000 performance-based RSUs (“2016 RSUs”) to certain officers of the Company. The time-based 2016 RSUs vest in four equal annual installments commencing on the first anniversary of the grant date. The performance-based 2016 RSUs vest over three years based upon the increase in revenue, if any, achieved each fiscal year relative to a three-year revenue increase goal. Performance-based 2016 RSUs that are earned based on organic revenue growth are fully vested when earned, while those earned based on revenue growth via acquisitions vest annually over a three-year period following the fiscal year in which the revenue growth occurs. Any performance-based 2016 RSUs that have not been earned at the end of the three-year performance period will be forfeited. The expense for such shares is recognized in the fiscal year in which the results are achieved, however, the shares are not fully earned until approved by the Compensation Committee in the first quarter of the following fiscal year. Based upon revenue in fiscal 2017 and 2016, 9,025 and 15,810 shares of the performance based RSUs were earned in the first quarter of fiscal 2018 and 2017, respectively.

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

Share-based compensation expense was recognized as follows:

	Three Months Ended		Six Months Ended
(In thousands)	July 29, 2017	July 30, 2016	July 29, 2017	July 30, 2016
Stock Options	$117	$87	$211	$168
Restricted Stock Awards and Restricted Stock Units	289	142	363	372
Employee Stock Purchase Plan	3	3	6	6

Total	$409	$232	$580	$546

Stock Options

The fair value of stock options granted during the six months ended July 29, 2017 and July 30, 2016 was estimated using the following weighted average assumptions:

	Six Months Ended
	July 29, 2017	July 30, 2016
Risk Free Interest Rate	1.7%	1.4%
Expected Volatility	37.9%	28.2%
Expected Life (in years)	8.0	5.0
Expected Dividend Yield	2.0%	1.9%

The weighted average fair value per share for options granted was $5.62 and $4.46 during the three and six month periods ended July 29, 2017, compared to $2.86 and $3.20 during the three and six month periods ended July 30, 2016.

Aggregated information regarding stock options granted under the plans for the six months ended July 29, 2017, is summarized below:

	Number of Options	Weighted Average Exercise Price
Outstanding at January 31, 2017	685,456	$11.96
Granted	132,189	13.45
Exercised	(62,250)	10.73
Forfeited	(7,325)	14.17
Canceled	(24,600)	11.76

Outstanding at July 29, 2017	723,470	$12.33

Set forth below is a summary of options outstanding at July 29, 2017:

Outstanding				Exercisable
Range of Exercise prices	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Number of Shares	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Life
$5.00-10.00	174,831	$7.85	3.4	174,831	$7.85	3.4
$10.01-15.00	493,639	$13.61	7.9	262,600	$13.48	7.2
$15.01-20.00	55,000	$15.07	8.7	12,500	$15.01	8.6

	723,470	$12.33	6.9	449,931	$11.33	5.7

As of July 29, 2017, there was approximately $841,000 of unrecognized compensation expense related to stock options which is expected to be recognized over a weighted average period of approximately 2.6 years.

Restricted Stock Units (RSUs) and Restricted Stock Awards (RSAs)

Aggregated information regarding RSUs and RSAs granted under the Plan for the three months ended July 29, 2017 is summarized below:

	RSAs & RSUs	Weighted Average Grant Date Fair Value
Unvested at January 31, 2017	213,868	$14.08
Granted	13,981	14.43
Vested	(37,692)	14.07
Forfeited	(9,087)	14.05

Unvested at April 29, 2017	181,070	$14.11

As of July 29, 2017, there was approximately $600,000 of unrecognized compensation expense related to RSUs and RSAs which is expected to be recognized over a weighted average period of 0.7 years.

Employee Stock Purchase Plan

AstroNova has an Employee Stock Purchase Plan allowing eligible employees to purchase shares of common stock at a 15% discount from fair value on the date of purchase. A total of 247,500 shares were reserved for issuance under this plan. During the quarters ended July 29, 2017 and July 30, 2016, there were 1,390 and 1,507 shares, respectively, purchased under this plan.

(8) Shareholders’ Equity

On May 1, 2017, the Company entered into a stock repurchase agreement to repurchase 826,305 shares of the Company’s common stock held by a trust established by Albert W. Ondis at a per share price of $13.60, for an aggregate repurchase price of $11.2 million. This stock repurchase was consummated on May 2, 2017 and was funded using existing cash on hand. Following this stock repurchase, the Ondis trust owns 36,000 shares of the Company’s common stock.

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

(9) Inventories

Inventories are stated at the lower of cost (first-in, first-out) and net realizable value and include material, labor and manufacturing overhead. The components of inventories are as follows:

(In thousands)	July 29, 2017	January 31, 2017
Materials and Supplies	$11,884	$11,865
Work-In-Process	1,306	1,216
Finished Goods	11,542	10,270

	24,732	23,351
Inventory Reserve	(4,463)	(3,845)

	$20,269	$19,506

(10) Income Taxes

The Company’s effective tax rates for the period, which are based on the projected effective tax rate for the full year, are as follows:

	Three Months Ended	Six Months Ended
Fiscal 2018	24.1%	23.4%
Fiscal 2017	27.7%	29.6%

During the three months ended July 29, 2017, the Company recognized an income tax expense of approximately $231,000. The effective tax rate in this period was impacted by updated projected forecasted income and updated lower foreign tax rates for the Company’s foreign subsidiaries, as well as a $12,000 benefit arising from windfall tax benefits related to the Company’s stock. During the three months ended July 30, 2016, the Company recognized income tax expense of $496,000. The effective tax rate in this period was directly impacted by a $97,000 tax benefit relating to the filing of amended returns and a $39,000 tax benefit related to disqualifying dispositions of Company stock.

During the six months ended July 29, 2017, the Company recognized an income tax expense of approximately $378,000. The effective tax rate in this period was impacted by updated projected forecasted income and updated lower foreign tax rates for the Company’s foreign subsidiaries, as well as a $71,000 tax benefit related to the expiration of the statute of limitations on a previously uncertain tax position and a $27,000 benefit arising from windfall tax benefits related to the Company’s stock. During the six months ended July 30, 2016, the Company recognized income tax expense of $972,000. The effective tax rate in this period was directly impacted by a $97,000 tax benefit relating to the filing of amended returns; a $52,000 tax benefit related to the statute of limitations expiring on a previously uncertain tax position and a $39,000 tax benefit related to disqualifying dispositions of Company stock.

As of July 29, 2017, the Company’s cumulative unrecognized tax benefits totaled $663,000 compared to $708,000 as of January 31, 2017. There were no other developments affecting unrecognized tax benefits during the quarter ended July 29, 2017.

(11) Debt

Long-term debt in the accompanying condensed consolidated balance sheets is as follows:

(In thousands)	July 29, 2017	January 31, 2017
USD Term Loan with a rate equal to LIBOR plus a margin of 1.0% to 1.5%, (2.03% as of July 29, 2017), and maturity date of January 31, 2022	$8,924	$—
Less:
Debt Issuance Costs, net of accumulated amortization	$(158)	$—
Current Portion	$(1,564)	$—

Long-Term Debt	$7,202	$—

The schedule of required principal payments remaining during the next five years on long-term debt outstanding as of July 29, 2017 is as follows:

(In thousands)
Fiscal 2018	$828
Fiscal 2019	1,472
Fiscal 2020	1,840
Fiscal 2021	2,208
Fiscal 2022	2,576

$8,924

On February 28, 2017, the Company and the Company’s wholly-owned subsidiary, ANI ApS (together, the “Parties”), entered into a Credit Agreement with Bank of America, N.A. (the “Lender”). The Parties also entered into a related Security and Pledge Agreement with the Lender. The Credit Agreement provides for a term loan to the Parties in the amount of $9.2 million. The Credit Agreement also provides for a $10.0 million revolving credit facility available to the Company for general corporate purposes. Revolving credit loans may be borrowed, at the borrower’s option, in U.S. Dollars or, subject to certain conditions, Euros, British Pounds, Canadian Dollars or Danish Krone. Upon entry into the Credit Agreement, the Company’s prior credit facility with Wells Fargo Bank was terminated. No loans or other amounts were outstanding or owed under that facility at the time of termination.

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

In connection with the Credit Agreement, AstroNova and ANI ApS entered into certain hedging arrangements with the Lender to manage the variable interest rate risk and currency risk associated with its payments in respect of the term loan. Refer to Note 12, “Derivative Financial Instruments and Risk Management” for further information about these arrangements.

The Parties must comply with various customary financial and non-financial covenants under the Credit Agreement. The financial covenants consist of a maximum consolidated leverage ratio and a minimum consolidated fixed charge coverage ratio. The Credit Agreement contains limitations, in each case subject to various exceptions and thresholds, on the Company’s and its subsidiaries’ ability to incur future indebtedness, to place liens on assets, to conduct mergers or acquisitions, to sell assets, to alter their capital structure, to make investments and loans, to change the nature of their business, and to prepay subordinated indebtedness. The Credit Agreement permits the Company to pay cash dividends on and repurchase shares of its common stock, subject to certain limitations.

In connection with the May 1, 2017, stock repurchase (refer to Note 8, “Shareholders’ Equity”), the Company entered into a consent and amendment, dated as of May 1, 2017, relating to the Credit Agreement solely for purposes of effecting the stock repurchase. The Amendment increased the aggregate amount of certain repurchases of Company equity interests permitted to be made by the Company under the Credit Agreement in the Company’s fiscal year ending January 31, 2018, from $5,000,000 to $12,000,000, subject to certain conditions. The Amendment prohibits the Company from making other repurchases of Company equity interests under such permission in the fiscal year ending January 31, 2018. The Amendment also provides that the aggregate amount paid in cash by the Company to effect the stock repurchase shall not be deducted from the Company’s consolidated EBITDA for the purposes of calculating the consolidated fixed charge coverage ratio covenant to which the Company is subject under the Credit Agreement with respect to any trailing four-fiscal-quarter measurement period through and including the measurement period ending January 31, 2018.

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

As of July 29, 2017, there are no borrowings under the revolving credit facility, and we believe the Company is in compliance with all of the covenants in the Credit Agreement.

(12) Derivative Financial Instruments and Risk Management

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

In connection with the Credit Agreement, we entered into a cross-currency interest rate swap to manage the interest rate risk and foreign currency exchange risk associated with the floating-rate foreign currency-denominated borrowing on our Danish Subsidiary and, in accordance with the guidance in ASC 815, have designated this swap as a cash flow hedge of floating-rate borrowings. The cross-currency interest rate swap agreement utilized by the Company effectively modifies the Company’s exposure to interest rate risk and foreign currency exchange rate risk by converting approximately $8.9 million of the Company’s floating-rate debt denominated in U.S. Dollars on our Danish subsidiary’s books to a fixed-rate debt denominated in Danish Krone for the next five years, thus reducing the impact of interest-rate and foreign currency exchange rate changes on future interest expense and principal repayments. This swap involves the receipt of floating rate amounts in U.S. Dollars in exchange for fixed-rate interest payments in Danish Krone, as well as exchanges of principal at the inception spot rate, over the life of the Credit Agreement.

As of July 29, 2017, the total notional amount of the Company’s cross-currency interest rate swap was $8.4 million; the fair value was $1.1 million.

The following table presents the impact of the derivative instrument in our condensed consolidated financial statements for the six months ended July 29, 2017 and July 30, 2016:

	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
Cash Flow Hedge (In thousands)	July 29, 2017	July 30, 2016		July 29, 2017	July 30, 2016
Swap contract	$(1,035)	$—	Other Income (Expense)	$(953)	$—

The swap contract resulted in no ineffectiveness for the three months ended July 29, 2017, and no gains or losses were reclassified into earnings as a result of the discontinuance of the swap contract due to the original forecasted transaction no longer being probable of occurring. At July 29, 2017, the Company expects to reclassify approximately $116,000 of net gains on the swap contract from accumulated other comprehensive income to earnings during the next 12 months due to changes in foreign exchange rates and the payment of variable interest associated with the floating-rate debt.

(13) Segment Information

AstroNova reports two segments: Product Identification and Test & Measurement (T&M). The Company evaluates segment performance based on the segment profit before corporate expenses.

Summarized below are the Revenue and Segment Operating Profit for each reporting segment:

	Three Months Ended				Six Months Ended
	Revenue		Segment Operating Profit		Revenue		Segment Operating Profit
(In thousands)	July 29, 2017	July 30, 2016	July 29, 2017	July 30, 2016	July 29, 2017	July 30, 2016	July 29, 2017	July 30, 2016
Product Identification	$20,841	$17,628	$2,612	$2,632	$39,487	$34,234	$5,104	$4,628
T&M	6,642	7,711	657	1,141	12,454	15,215	728	2,343

Total	$27,483	$25,339	3,269	3,773	$51,941	$49,449	5,832	6,971

Corporate Expenses			2,327	2,025			4,183	3,676

Operating Income			942	1,748			1,649	3,295
Other Income (Expense), Net			16	40			(33)	(12)

Income Before Income Taxes			958	1,788			1,616	3,283
Income Tax Provision			231	496			378	972

Net Income			$727	$1,292			$1,238	$2,311

(14) Recent Accounting Pronouncements

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

In March 2016, the FASB issued ASU 2016-08, “Revenue from Contracts with Customers (Topic 606)—Principal versus Agent Consideration.” In April 2016, the FASB issued ASU 2016-10, “Revenue from Contracts with Customers (Topic 606)—Identifying Performance Obligations and Licensing.” In May 2016, the FASB issued ASU 2016-11, “Revenue from Contracts with Customers (Topic 606) and Derivatives and Hedging (Topic 815)—Rescission of SEC Guidance Because of ASU 2014-09 and 2014-16” and ASU 2016-12, “Revenue from Contracts with Customers (Topic 606)—Narrow Scope Improvements and Practical Expedients.” All of these ASUs do not change the core principle of the guidance in Topic 606 (as amended by ASU 2014-09), but rather provide further guidance to improve the operability and understandability of the implementation guidance included in ASU 2014-09. The effective date for all of these ASUs is the same as the effective date of ASU 2014-09 as amended by ASU 2015-14, for annual reporting periods beginning after December 15, 2017, including interim periods within those years (Q1 fiscal 2019 for AstroNova). The Company is currently evaluating the impact and method of adopting this guidance and while we do not expect that the adoption of these ASUs will have a material impact on the Company’s consolidated financial statements, we do expect the adoption to result in a change in timing of recognizing expense for commission earned on the sales of extended service contracts. The Company has not yet decided on the method of adoption to be applied when this new guidance becomes effective.

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

(15) Securities Available for Sale

Pursuant to our investment policy, securities available for sale include state and municipal securities with various contractual or anticipated maturity dates ranging from 1 to 15 months. Securities available for sale are carried at fair value, with unrealized gains and losses reported as a component of accumulated other comprehensive income (loss) in shareholders’ equity until realized. Realized gains and losses from the sale of available-for-sale securities, if any, are determined on a specific identification basis. A decline in the fair value of any available-for-sale security below cost that is determined to be other than temporary will result in a write-down of its carrying amount to fair value. No such impairment charges were recorded for any period presented. All short-term investment securities have original maturities greater than 90 days.

The fair value, amortized cost and gross unrealized gains and losses of securities available for sale are as follows:

(In thousands) July 29, 2017	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
State and Municipal Obligations	$5,130	$2	$(1)	$5,131

January 31, 2017	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
State and Municipal Obligations	$6,732	$—	$(9)	$6,723

(16) Fair Value

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

The following tables provide a summary of the financial assets and liabilities that are measured at fair value as of July 29, 2017 and January 31, 2017:

Assets measured at fair value:	Fair value measurement at July 29, 2017				Fair value measurement at January 31, 2017
(in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Money Market Funds (included in Cash and Cash Equivalents)	$24	$—	$—	$24	$2	$—	$—	$2
State and Municipal Obligations (included in Securities Available for Sale)	—	5,131	—	5,131	—	6,723	—	6,723

Total assets	$24	$5,131	$—	$5,155	$2	$6,723	$—	$6,725

Liabilities measured at fair value:	Fair value measurement at July 29, 2017				Fair value measurement at January 31, 2017
(in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Swap Contracts (included in Other Liabilities)	$—	$1,066	$—	$1,066	$—	$—	$—	$—
Earnout Liability (included in Other Liabilities)	—	—	1,247	1,247	—	—	—	—

Total liabilities	$—	$1,066	$1,247	$2,313	$—	$—	$—	$—

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

The fair value of the earnout liability incurred in connection with the Company’s acquisition of TrojanLabel was determined using the option approach methodology which includes using significant inputs that are not observable in the market and therefore classified as Level 3. Key assumptions in estimating the fair value of the contingent consideration liability included (1) the estimated earnout targets over the next seven years of $0.4 million-$1.3 million, (2) the probability of success (achievement of the various contingent events) from 0.0%-57.9% and (3) a risk-adjusted discount rate of approximately 1.67%-3.22% used to adjust the probability-weighted earnout payments to their present value. At each reporting period, the contingent consideration liability is recorded at its fair value with changes reflected in other income in the condensed consolidated statements of operations.

Assets and Liabilities Not Recorded at Fair Value on the Consolidated Balance Sheet

As of July 29, 2017, the Company’s long-term debt, including the current portion of long-term debt not reflected in the financial statements at fair value, is reflected in the table below:

	Fair Value Measurement at July 29, 2017
(In thousands)	Level 1	Level 2	Level 3	Total	Carrying Value
Long-Term debt and related current maturities	$—	$—	$9,953	$9,953	$8,924

On February 28, 2017, the Company entered into a term loan in the amount of $9.2 million with the Bank of America. The fair value of the Company’s long-term debt, including the current portion of long-term debt is estimated by discounting the future cash flows using current interest rates at which similar borrowings with the same maturities would be made to borrowers with similar credit ratings and is classified as a Level 3.

(17) Accumulated Other Comprehensive Loss

The changes in the balance of accumulated other comprehensive loss by component are as follows:

(In thousands)	Foreign Currency Translation Adjustments	Unrealized Holding Gain/(Loss) on Available for Sale Securities	Net Unrealized Gain (Losses) on Cash Flow Hedges	Total
Balance at January 31, 2017	$(1,048)	$(8)	$—	$(1,056)
Other Comprehensive Income (Loss) before reclassification	318	7	(760)	(435)
Amounts reclassified from AOCI to Earnings	—	—	704	704

Other Comprehensive Income (Loss)	318	7	(56)	269

Balance at July 29, 2017	$(730)	$(1)	$(56)	$(787)

The amounts presented above in other comprehensive income (loss) are net of any applicable taxes.

Credit Agreement Amendment

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Results of Operations

Three Months Ended July 29, 2017 vs. Three Months Ended July 30, 2016

Revenue by segment and current quarter percentage change over prior year for the three months ended July 29, 2017 and July 30, 2016 were:

(Dollars in thousands)	July 29, 2017	As a % of Revenue	July 30, 2016	As a % of Revenue	% Change Over Prior Year
Product Identification	$20,841	75.8%	$17,628	69.6%	18.2%
T&M	6,642	24.2%	7,711	30.4%	(13.9)%

Total	$27,483	100.0%	$25,339	100.0%	8.5%

Revenue for the second quarter of the current year was $27.5 million, an 8.5% increase compared to the previous year second quarter revenue of $25.3 million. Revenue through domestic channels for the current year second quarter was $17.2 million, a decrease of 2.3% over the prior year’s second quarter. International revenue for the second quarter of the current year was $10.3 million, a 33.8% increase over the previous year second quarter and represents 37.5% of AstroNova’s second quarter’s revenue. Current year second quarter international revenue includes an unfavorable foreign exchange rate impact of $0.1 million.

Hardware revenue in the current quarter was $8.6 million, a decrease compared to prior year’s second quarter revenue of $8.9 million, primarily due to the decrease in hardware revenue in the Test & Measurement segment. Parts and supplies revenue in the current quarter was $16.3 million, a 13.0% increase over prior year’s second quarter parts and supplies revenue of $14.4 million. The current quarter increase in parts and supplies revenue compared to the second quarter of the prior year is attributable to increases in revenue of both digital color printer supplies and label and tag products within the Product Identification segment.

Service and other revenues of $2.6 million in the current quarter increased 30.0% from prior year second quarter service and other revenues of $2.0 million, primarily due to an increase in customer demand for parts and repair services during the current year second quarter.

Current year second quarter gross profit of $10.3 million was unchanged from prior year second quarter gross profit. The Company’s current quarter gross profit margin of 37.3% reflects a 3.4 percentage point decrease from the prior year second quarter gross profit margin of 40.7%. The lower gross profit margin for the current quarter compared to the prior year is primarily attributable to product mix, costs associated with the product line integration related to TrojanLabel and lower factory absorption in our manufacturing operations.

Operating expenses for the current quarter were $9.3 million, an increase compared to prior year second quarter operating expenses of $8.6 million. Specifically, selling and marketing expenses for the current quarter increased to $5.3 million compared to $4.8 million in the second quarter of the prior year due primarily to increases in compensation expense and the addition of the TrojanLabel operations, as well as an increase in advertising and trade show expenditures.

G&A expenses increased in the second quarter to $2.3 million compared to $2.0 million in the prior year second quarter. The increase is primarily due to an increase in compensation, as well as professional service costs, including costs to the TrojanLabel acquisition. R&D expenses were $1.7 million in the current quarter, compared to $1.8 million in the prior year second quarter. The R&D spending as a percentage of revenue for the current quarter is 6.1% compared to 6.9% for the same period of the prior year.

Other income during the second quarter was $16 thousand compared to $40 thousand in the second quarter of the previous year. Current year second quarter other income consists primarily of investment income and foreign exchange gain, partially offset by interest expense on debt. Prior year second quarter other income consists primarily of a recovery of a portion of the funds held in escrow related to the Company’s 2015 RITEC acquisition and investment income, partially offset by foreign exchange loss.

The provision for federal, state and foreign income taxes for the second quarter of the current year was $0.2 million which includes $12 thousand of windfall tax benefits related to the Company’s stock. The second quarter effective tax rate of 24.1% was impacted by updated forecasted income and updated lower foreign tax rates for the Company’s foreign subsidiaries. This compares to the prior year’s second quarter tax provision on income of $0.5 million, which included benefits of $97 thousand related to filing of amended returns and $39 thousand related to disqualifying dispositions of the Company’s stock and reflected an effective tax rate of 27.7%.

The Company reported net income of $0.7 million for the second quarter of the current year, and earnings of $0.11 per diluted share, compared to the prior year second quarter net income of $1.3 million and related earnings of $0.17 per diluted share. Return on revenue was 2.6% for the second quarter of fiscal 2018 compared to 5.1% for the second quarter in fiscal 2017.

Six Months Ended July 29, 2017 vs. Six Months Ended July 30, 2016

Revenue by product group and current quarter percentage change over prior year for the six months ended July 29, 2017 and July 30, 2016 were:

(Dollars in thousands)	July 29, 2017	As a % of Revenue	July 30, 2016	As a % of Revenue	% Change Over Prior Year
Product Identification	$39,487	76.0%	$34,234	69.2%	15.3%
T&M	12,454	24.0%	15,215	30.8%	(18.1)%

Total	$51,941	100.0%	$49,449	100.0%	5.0%

Revenue for the first six months of the current year was $51.9 million, representing a 5.0% increase compared to the previous year’s first six months of revenue of $49.4 million. Revenue through domestic channels for the first half of the current year was $32.9 million, a decrease of 4.4% from the prior year. International revenue for the first six months of the current year was $19.0 million, a 26.7% increase from the previous year. The current year’s first six months international revenue included an unfavorable foreign exchange rate impact of $0.4 million

Hardware revenue in the first six months of the current year was $15.9 million, a decrease compared to prior year first six months of revenue of $17.6 million primarily due to a decrease in hardware revenue in the T&M segment.

Parts and supplies revenue in the first half of the current year were $31.1 million, representing an 11.9% increase over prior year’s first six months revenue of $27.8 million. The current year increase in parts and supplies revenue is due primarily to the increase in label and tag revenue, as well as digital color printer supplies product revenue in the Product Identification segment.

Service and other revenues of $4.9 million in the first six months of the current year, an increase compared to prior year’s first six months service and other revenues of $4.0 million, primarily due to the increased parts and repairs revenue in both product groups.

Current year first six months gross profit was $19.6 million, a 1.0% decline from prior year’s first six months gross profit of $19.8 million. The Company’s gross profit margin of 37.7% in the current year reflects a decrease from the prior year’s first six months gross profit margin of 40.0%. The lower gross profit and related margin for the current year compared to the prior year is primarily due to unfavorable product mix, cost associated with the product line integration related to the TrojanLabel acquisition and lower factory absorption in our manufacturing operations.

Operating expenses for the first six months of the fiscal year were $17.9 million, an 8.5% increase compared to prior year’s first six months operating expenses of $16.5 million. Selling and marketing expenses for the current year of $10.4 million increased 8.3% compared to the previous year’s first six months due primarily to increases in compensation and travel expenditures, as well as outside service fees. G&A expenses increased to $4.2 million in the first six months of the current year compared to prior year’s first six months G&A expenses of $3.7 million primarily due to an increase in compensation and professional and outside service fees. R&D spending in the first six months of the current year of $3.3 million increased slightly compared to prior year’s first six months spending of $3.2 million. Current year spending on R&D represents 6.4% of revenue compared to prior year’s first six months level of 6.5%.

First six months operating income of $1.6 million for the current year resulted in an operating profit margin of 3.2%, compared to the prior year’s first six months operating income of $3.3 million and related operating margin of 6.7%. The decrease in operating profit and related margin for the current year is due to product mix, lower factory absorption and an increase in operating expenses.

Other expense during the first six months of the current year was $33 thousand compared to $12 thousand in the first six months of the previous year. The current year increase in other expense is due to interest expense on debt, partially offset by the increase in foreign exchange gain. Other expense for fiscal 2017 included the partial recovery of escrow funds related to the Company’s 2015 RITEC acquisition.

The Company recognized $0.4 million of income tax expense for the first six months of the current fiscal year. The effective tax rate for the six months ended July 29, 2017 was 23.4%, impacted by updated projected forecasted income and lower foreign tax rates for the Company’s foreign subsidiaries, as well as a $71 thousand tax benefit related to the statute of limitations expiring on a previously uncertain tax position and a $27 thousand benefit arising from windfall tax benefits related to the Company’s stock. The prior year’s first six months income tax expense of $1.0 million included a $97 thousand tax benefit relating to the filing of amended returns; a $52 thousand tax benefit related to the statute of limitations expiring on a previously uncertain tax position and a $39 thousand tax benefit related to disqualifying dispositions of Company stock. The effective tax rate for the six months ended July 28, 2016 was 29.6%.

The Company reported net income of $1.2 million for the first six months of the current year, reflecting a return on revenue of 2.4% and generating EPS of $0.17 per diluted share. In the prior year’s first six months, the Company recognized net income of $2.3 million, reflecting a return on revenue of 4.7% and EPS of $0.31 per diluted share.

Segment Analysis

The Company reports two segments: Product Identification and Test & Measurement (T&M) and evaluates segment performance based on the segment profit before corporate and administrative expenses. Summarized below are the Revenue and Segment Operating Profit for each reporting segment:

	Three Months Ended				Six Months Ended
	Revenue		Segment Operating Profit		Revenue		Segment Operating Profit
(In thousands)	July 29, 2017	July 30, 2016	July 29, 2017	July 30, 2016	July 29, 2017	July 30, 2016	July 29, 2017	July 30, 2016
Product Identification	$20,841	$17,628	$2,612	$2,632	$39,487	$34,234	$5,104	$4,628
T&M	6,642	7,711	657	1,141	12,454	15,215	728	2,343

Total	$27,483	$25,339	3,269	3,773	$51,941	$49,449	5,832	6,971

Corporate Expenses			2,327	2,025			4,183	3,676

Operating Income			942	1,748			1,649	3,295
Other Income (Expense)—Net			16	40			(33)	(12)

Income Before Income Taxes			958	1,788			1,616	3,283
Income Tax Provision			231	496			378	972

Net Income			$727	$1,292			$1,238	$2,311

Product Identification

Revenue from the Product Identification segment increased 18.2% to $20.8 million in the second quarter of the current year, from $17.6 million in the same period of the prior year. Hardware revenue increased 40.4% compared to prior year due primarily to revenue from TrojanLabel printers and the Company’s new QL800 printers. Parts and supplies revenue increased 13.8% from the same period in the prior year due to increased demand for labels and tags and digital color printer supplies. The Product Identification segment current quarter segment operating profit was $2.6 million, a profit margin of 12.5%, compared to prior year’s second quarter segment profit of $2.6 million and profit margin of 14.9%. The decrease in Product Identification current year second quarter segment operating margin is primarily due to unfavorable product mix and increased manufacturing and operating costs.

Revenues from the Product Identification segment increased 15.3% to $39.5 million in the first six months of the current year from $34.2 million in the same period of the prior year, attributable to an increase in parts and supplies revenue of 11.6% due to increased demand for label and tag products and digital color printer supplies products, as well as a 29.5% increase in revenue from the hardware product group for the current year. Product Identification current year segment operating profit of $5.1 million and profit margin of 12.9% declined from the prior year segment operating profit of $4.6 million and related profit margin of 13.5%. The increase in current year segment operating profit is primarily due to higher revenue, while the decrease in segment operating profit margin is primarily due to product mix and higher manufacturing and operating expenses.

Test & Measurement—T&M

Revenue from the T&M segment was $6.6 million for the second quarter of the current fiscal year, a 13.9% decrease from revenue of $7.7 million for the same period in the prior year. The decrease is due primarily to the decline in revenue in the Aerospace product group as a result of timing on fulfilling orders placed and decreased revenue from certain legacy data recorders. T&M second quarter segment operating profit of $0.7 million and 9.9% profit margin compared to the prior year segment operating profit of $1.1 million and related operating margin of 14.8%. The lower segment operating profit and related margin were due to lower revenue and unfavorable product mix.

Revenue from the T&M segment was $12.5 million for the first six months of the current fiscal year, a 19.5% decrease compared to sales of $15.2 million for the same period in the prior year. The current year decrease is attributable to a 26.2% decrease in Aerospace hardware product line revenue, compared to the same period of the prior year. The segment’s first six months operating profit of $0.7 million resulted in a 5.8% profit margin compared to prior year segment operating profit of $2.3 million and related operating margin of 15.4%. The lower segment operating profit and related profit margin for the current year is due to lower revenue, unfavorable product mix and higher operating costs.

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

On February 28, 2017, we entered into a credit agreement with Bank of America, N.A., which provided for a secured credit facility consisting of a $9.2 million term loan and a $10.0 million revolving credit facility. No amount has been drawn under the revolving credit facility as of the filing date of this report, and the entire revolving credit facility is currently available. Refer to Note 11, “Debt,” to our condensed consolidated financial statements included elsewhere in this quarterly report for additional information regarding our new secured credit facility.

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

Refer to Note 12, “Derivative Financial Instruments and Risk Management,” to our condensed consolidated financial statements included elsewhere in this quarterly report for additional information regarding our hedging arrangements.

The Company’s statements of cash flows for the six months ended July 29, 2017 and July 30, 2016 are included on page 6 of this report. Net cash flows provided by operating activities were $1.7 million for the first six months of fiscal 2018 compared to $4.4 million for the same period of the previous year. The decrease in operating cash flow is related to lower net income and higher working capital requirements for the first six months of the current year compared to the same period in the previous year.

Excluding the impact of the TrojanLabel acquisition, the accounts receivable balance increased to $16.2 million at the end of the second quarter from $15.7 million at year-end, and the accounts receivable collection cycle was 50 days sales outstanding at both the end of the second quarter of fiscal 2018 and fiscal 2017 year-end. Inventory decreased to $18.9 million after excluding the TrojanLabel acquisition at the end of the second quarter compared to $ 19.5 million at year-end. Inventory days on hand decreased to 106 days on hand at the end of the second quarter from 114 days at year-end.

The Company’s cash, cash equivalents and investments at the end of the second quarter were $14.0 million, compared to $24.8 million at year-end. The decreased cash and investment position at July 29, 2017, resulted from $11.2 million of cash used for the purchase of the Company’s common stock from the Ondis’ trust, dividends paid of $1.0 million and cash used to acquire property, plant and equipment of $1.0 million.

The Company’s backlog increased 7.4% from year-end to $18.9 million at the end of the second quarter of fiscal 2018.

Contractual Obligations, Commitments and Contingencies

Except as set forth below, there have been no material changes to our contractual obligations as disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2017, other than those which occur in the ordinary course of business.

On February 28, 2017, the Company and the Company’s wholly-owned subsidiary, ANI ApS, entered into a Credit Agreement with Bank of America, N.A. which provides for a term loan in the amount of $9.2 million. Future minimum principal and interest payments are approximately $9.4 million through the term loan’s maturity date of January 31, 2022.

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

The Company is also subject to risk from the effects of exchange rate movements in foreign currency through its borrowings, specifically our U.S. dollar borrowing at our Danish Krone functional currency subsidiary. We entered into a cross-currency interest rate swap to hedge the foreign currency cash flow and interest rate exposures related to the U.S. Dollar floating-rate debt included on the books of our Danish subsidiary (functional currency is Danish Krone). A 10% increase in the rate of exchange of Danish Krone to U.S. Dollars would result in an increase in our debt balance of approximately $0.8 million, and a 10% decrease in the rate of exchange of Danish Krone to U.S. Dollars would result in a decrease of our debt balance of approximately $1.0 million.

Interest Rate Risk

As of July 29, 2017, the Company’s debt portfolio was comprised of U.S. Dollar, floating-rate borrowings on the books of our Danish subsidiary. We entered into a cross-currency interest rate swap to convert the floating-rate foreign currency debt on our foreign subsidiary, to a fixed-rate functional currency debt. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. If Danish Krone interest rates were to decrease by 50 basis points, the fair value of the Company’s debt would increase by approximately $0.2 million. If interest rates were to increase by 50 basis points, the fair value of the Company’s debt would decrease by approximately $ 0.2 million.

At July 29, 2017, we had cash and cash equivalents of $8.8 million, of which $2.3 million is held in US bank accounts, $6.1 million is held in foreign bank accounts and $0.4 million is held in highly liquid money market funds with original maturities of 90 days or less. We also have $5.1 million of securities available for sale, which include state and municipal securities with maturities ranging from one month to two years. We do not enter into investments for trading or speculative purposes. All funds are available for working capital and other operating requirements. We do not believe that we have material exposure to changes in fair value of these investments as a result of changes in interest rates due to the short-term nature of these investments.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

During the second quarter of fiscal 2018, the Company made the following repurchases of its common stock:

	Total Number of Shares Repurchased		Average Price paid Per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Be Purchased Under The Plans or Programs
May 1—May 31	832,880	(a)(b)(c)	$13.60	(a)(b)(c)	—	390,000
June 1—June 30	4,719	(d)	$13.83	(d)	—	390,000
July 1—July 29	—		$—		—	390,000

(a)	Pursuant to a stock repurchase agreement with a trust established by Albert W. Ondis, the Company repurchased 826,305 shares of common stock held by the trust at a per share price of $13.60.
(b)	Employees of the Company delivered 6,313 shares of the Company’s common stock toward the satisfaction of taxes due with respect to vesting of restricted shares. The shares delivered were valued at an average market value of $14.10 per share and are included with treasury stock in the consolidated balance sheet. This transaction did not impact the number of shares authorized for repurchase under the Company’s current repurchase program.
(c)	An employee of the Company delivered 262 shares of the Company’s common stock to satisfy the exercise price for 600 stock options exercised. The shares delivered were valued at an average market value of $14.28 per share and are included with treasury stock in the consolidated balance sheet. This transaction did not impact the number of shares authorized for repurchase under the Company’s current repurchase program.
(d)	Employees of the Company delivered 4,719 shares of the Company’s common stock to satisfy the exercise price for 8,275 stock options exercised. The shares delivered were valued at an average market value of $13.83 per share and are included with treasury stock in the consolidated balance sheet. This transaction did not impact the number of shares authorized for repurchase under the Company’s current repurchase program.

Item 5.    Other Information

We are providing the following information under this item 5 in lieu of reporting the information under Item, 5.02, “Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers,” of a Current Report on Form 8-K with a due date on or after the date hereof:

On August 30, 2017, in connection with the appointment of Joseph O’Connell as our interim Chief Financial Officer and Treasurer, the Compensation Committee of our Board of Directors approved an increase to Mr. O’Connell’s annual salary to $257,000, effective as of September 1, 2017.

Item 6.     Exhibits

3A	Restated Articles of Incorporation of the Company and all amendments thereto (incorporated by reference to Exhibit 3A to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2016).

3B	By-laws of the Company as amended to date (incorporated by reference to Exhibit 3B to the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2008 (File no. 000-13200)).

10.1	Stock Purchase Agreement, dated as of May 1, 2017, by and among AstroNova, Inc. and the trust established by Albert W. Ondis by Declaration of Trust dated December 4, 2003, as amended (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, event date May 1, 2017, filed with the SEC on May 5, 2017).

10.2	Consent under Credit Agreement, dated as of May 1, 2017, by and among AstroNova, Inc., ANI ApS, Trojanlabel ApS, and Bank of America, N.A. (incorporated by referenced to Exhibit 10.2 to the Company’s Current Report on Form 8-K, event date May 1, 2017, filed with the SEC on May 5, 2017).

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from Registrant’s Quarterly Report on Form 10-Q for the period ended July 29, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to the Condensed Consolidated Financial Statements. Filed electronically herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASTRONOVA, INC. (Registrant)

Date: August 31, 2017	By	/s/ Gregory A. Woods
Gregory A. Woods,
President and Chief Executive Officer
(Principal Executive Officer)

	By	/s/ John P. Jordan
John P. Jordan,
Vice President, Chief Financial Officer and Treasurer (Principal Accounting Officer and Principal Financial Officer)