Form 10-Q
period 2017-10-28
AstroNova, Inc.
filed 2017-12-07
CIK 8146

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 28, 2017

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

Common Stock, $.05 Par Value—6,761,099 shares

(excluding treasury shares) as of December 1, 2017

ASTRONOVA, INC.

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ASTRONOVA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, Except Share Data)

	October 28, 2017	January 31, 2017
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$8,466	$18,098
Securities Available for Sale	3,284	6,723
Accounts Receivable, net	17,861	15,702
Inventories	23,658	19,506
Prepaid Expenses and Other Current Assets	2,054	1,394

Total Current Assets	55,323	61,423
PROPERTY, PLANT AND EQUIPMENT	42,244	40,378
Less Accumulated Depreciation	(32,487)	(31,098)

Property, Plant and Equipment, net	9,757	9,280
OTHER ASSETS
Intangible Assets, net	29,804	5,264
Goodwill	12,441	4,521
Deferred Tax Assets	2,826	2,811
Other	169	366

Total Other Assets	45,240	12,962

TOTAL ASSETS	$110,320	$83,665

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts Payable	$7,198	$4,957
Accrued Compensation	2,215	2,936
Other Liabilities and Accrued Expenses	2,266	2,171
Current Portion of Long -Term Debt	1,656	—
Current Portion of Borrowings under Revolving Credit Facility	2,250	—
Current Portion of Royalty Obligation	500	—
Deferred Revenue	411	472
Income Taxes Payable	405	1,449

Total Current Liabilities	16,901	11,985
Borrowings under Revolving Credit Facility, net of current portion	12,350	—
Royalty Obligation	8,200	—
Long-Term Debt	6,845	—
Deferred Tax Liabilities	845	11
Other Liabilities	2,939	1,132

TOTAL LIABILITIES	48,080	13,128
SHAREHOLDERS’ EQUITY
Common Stock, $0.05 Par Value, Authorized 13,000,000 shares; Issued 9,955,479 shares and 9,834,906 shares at October 28, 2017 and January 31, 2017, respectively	498	492
Additional Paid-in Capital	49,491	47,524
Retained Earnings	45,543	44,358
Treasury Stock, at Cost, 3,227,942 and 2,375,076 shares at October 28, 2017 and January 31, 2017, respectively	(32,397)	(20,781)
Accumulated Other Comprehensive Loss, net of tax	(895)	(1,056)

TOTAL SHAREHOLDERS’ EQUITY	62,240	70,537

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$110,320	$83,665

See Notes to condensed consolidated financial statements (unaudited).

ASTRONOVA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, Except Per Share Data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	October 28, 2017	October 29, 2016	October 28, 2017	October 29, 2016
Revenue	$28,760	$23,342	$80,701	$72,791
Cost of Revenue	16,966	13,701	49,342	43,373

Gross Profit	11,794	9,641	31,359	29,418
Operating Expenses:
Selling and Marketing	5,532	4,578	15,958	14,186
Research and Development	2,033	1,338	5,340	4,538
General and Administrative	2,597	1,891	6,780	5,566

Operating Expenses	10,162	7,807	28,078	24,290

Operating Income	1,632	1,834	3,281	5,128
Other Expense, net	(12)	(60)	(45)	(72)

Income before Income Taxes	1,620	1,774	3,236	5,056
Income Tax Provision	201	623	579	1,595

Net Income	$1,419	$1,151	$2,657	$3,461

Net Income per Common Share—Basic:	$0.21	$0.15	$0.38	$0.47

Net Income per Common Share—Diluted:	$0.21	$0.15	$0.38	$0.46

Weighted Average Number of Common Shares Outstanding:
Basic	6,725	7,444	6,968	7,407
Diluted	6,821	7,594	7,078	7,572
Dividends Declared Per Common Share	$0.07	$0.07	$0.21	$0.21

See Notes to condensed consolidated financial statements (unaudited).

ASTRONOVA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	October 28, 2017	October 29, 2016	October 28, 2017	October 29, 2016
Net Income	$1,419	$1,151	$2,657	$3,461
Other Comprehensive Income (Loss), Net of Taxes and Reclassification Adjustments:
Foreign Currency Translation Adjustments	(108)	(145)	210	(11)
Change in Value of Derivatives Designated as Cash Flow Hedge	60	—	(700)	—
Gain (Loss) from Cash Flow Hedges Reclassified to Income Statement	(58)	—	646	—
Unrealized Holding Gain (Loss) on Securities Available for Sale	(2)	(17)	5	(10)

Other Comprehensive Income (Loss)	(108)	(162)	161	(21)

Comprehensive Income	$1,311	$989	$2,818	$3,440

ASTRONOVA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Nine Months Ended
	October 28, 2017	October 29, 2016
Cash Flows from Operating Activities:
Net Income	$2,657	$3,461
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	2,394	1,829
Amortization of Debt Issuance Costs	22	—
Share-Based Compensation	1,125	731
Deferred Income Tax Provision	(14)	335
Changes in Assets and Liabilities, Net of Impact of Acquisitions:
Accounts Receivable	(575)	587
Inventories	(1,769)	(4,257)
Income Taxes	(1,078)	818
Accounts Payable and Accrued Expenses	(610)	2,232
Other	(175)	1,599

Net Cash Provided by Operating Activities	1,977	7,335
Cash Flows from Investing Activities:
Proceeds from Sales/Maturities of Securities Available for Sale	3,766	3,517
Purchases of Securities Available for Sale	(321)	(400)
Cash Paid for Honeywell Asset Purchase and License Agreement	(14,873)	—
Cash Paid for TrojanLabel Acquisition, net of cash acquired	(9,007)	—
Payments Received on Line of Credit and Note Receivable	85	226
Additions to Property, Plant and Equipment	(1,719)	(897)

Net Cash (Used) Provided by Investing Activities	(22,069)	2,446
Cash Flows from Financing Activities:
Cash Proceeds from Common Shares Issued Under Employee Benefit Plans and Employee Stock Option Plans, Net of Payment of Minimum Tax Withholdings	471	16
Proceeds from Borrowings under Revolving Credit Facility	14,600	—
Purchase of Treasury Stock	(11,238)	—
Proceeds from Issuance of Long-Term Debt	9,200	—
Change in Fair Value of Trojan Label Earn Out	(477)	—
Principal Payments on Long-Term Debt	(552)	—
Payments of Debt Issuance Costs	(155)	—
Dividends Paid	(1,470)	(1,559)

Net Cash Provided (Used) by Financing Activities	10,379	(1,543)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	81	(157)

Net (Decrease) Increase in Cash and Cash Equivalents	(9,632)	8,081
Cash and Cash Equivalents, Beginning of Period	18,098	10,043

Cash and Cash Equivalents, End of Period	$8,466	$18,124

Supplemental Disclosures of Cash Flow Information:
Cash Paid During the Period for Interest	$138	$—
Cash Paid During the Period for Income Taxes, Net of Refunds	$1,736	$296

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

(4) Acquisitions

Honeywell Asset Purchase and License Agreement

On September 28, 2017, AstroNova, Inc. entered into an Asset Purchase and License Agreement (the “Honeywell Agreement”) with Honeywell International, Inc. to acquire an exclusive perpetual world-wide license to manufacture Honeywell’s narrow-format flight deck printers for two aircraft families along with certain inventory used in the manufacturing. The purchase price consisted of an initial upfront payment of $14.6 million in cash. The Honeywell Agreement also provides for minimum royalty payments of $15.0 million, to be paid over the next ten years, based on gross revenues from the sales of the printers, paper and repair services of the licensed products. The royalty rates vary based on the year in which they are paid or earned and product sold or service provided, and range from single-digit to mid double-digit percentages of gross revenue.

The Company has evaluated this transaction under Accounting Standard Update (ASU) 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business,” and determined that this transaction should be accounted for as an asset acquisition. Refer to Note 15, “Recent Accounting Pronouncements,” for further details on ASU 2017-01.

The initial upfront payment of $14.6 million was paid at the closing of this transaction using borrowings from the Company’s revolving credit facility under its amended Credit Agreement with Bank of America, N.A. Refer to Note 11, “Revolving Credit Facility” for further details.

The minimum royalty payment obligation of $15.0 million was recorded at the present value of the minimum annual royalty payments using a present value factor of 2.8%, which is based on the estimated after tax cost of debt for similar companies. The current portion of the royalty obligation of $500,000 is reported as a current liability and the remainder of $8.2 million is reported as a long-term liability on the Company’s condensed consolidated balance sheet at October 28, 2017.

Transaction costs incurred for this acquisition were $273,000 and have been included as part of the purchase price.

In connection with the Honeywell Agreement, the Company also entered into a Transition Services Agreement (TSA) with Honeywell related to the transfer of the manufacturing and repair of the licensed printers from their current locations to AstroNova’s plant in West Warwick, Rhode Island. Subject to the completion of the terms of the TSA by Honeywell International, the Company may make an additional payment of $400,000.

The assets acquired in connection with the acquisition were recorded by the Company at their estimated fair values as of the acquisition date as follows:

(In thousands)
Inventory	$1,411
Identifiable Intangible Assets	22,162

Total Purchase Price	$23,573

The purchase price, including the initial payment, the minimum royalty payment obligation and the transaction costs, was allocated based on the relative fair value of the assets acquired. The fair value of the intangible assets acquired was estimated by applying the income approach. These fair value measurements are based on significant inputs that are not observable in the market and therefore represent a Level 3 measurement as defined in Accounting Standards Codification (ASC) 820, “Fair Value Measurement and Disclosure.” Key assumptions in estimating the fair value of the intangibles include (1) the remaining life of the intangibles based on the term of the Honeywell Asset Purchase and License Agreement of 10 years, (2) a range of annual earnings projections from $3.9 million – $5.4 million and (3) the Company’s internal rate of return of 21.0%.

The acquired identifiable intangible assets are as follows:.

(In thousands)	Fair Value	Useful Life (Years)
Customer Contract Relationships	$22,162	10

Trojan Label

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

The sellers of TrojanLabel may be entitled to additional contingent consideration if 80% of specified earnings targets are achieved by TrojanLabel during the seven years following the closing, subject to certain closing working capital adjustments and potential offsets to satisfy the sellers’ indemnification obligations. The contingent consideration consists of potential earn-out payments to the sellers of between 32.5 million Danish Krone (approximately $5.0 million) if 80% of the specified earnings targets are achieved, 40.6 million Danish Krone (approximately $5.8 million) if 100% of the specified earnings targets are achieved, and a maximum of 48.7 million Danish Krone (approximately $7 million) if 120% of the specified earnings targets are achieved. The fair value of contingent consideration is re-evaluated each reporting period and charges are adjusted through earnings.

Total acquisition-related costs were approximately $0.7 million, of which $0.1 million and $0.6 million are included in the general and administrative expenses in the Company’s consolidated statements of income for the periods ending October 28, 2017 and January 31, 2017, respectively. The acquisition was accounted for as a purchase of a business under the acquisition method in accordance with the guidance provided by FASB ASC 805, “Business Combinations.”

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

The fair value of the intangible assets acquired was estimated by applying the income approach, and the fair value of the contingent consideration liability was estimated by applying the real options method. These fair value measurements are based on significant inputs that are not observable in the market and therefore represent a Level 3 measurement as defined in ASC 820, “Fair Value Measurement and Disclosure.” Key assumptions in estimating the fair value of the intangibles include (1) remaining life of existing technology acquired based on estimate of percentage of revenue from 0% – 100% for each product, (2) the Company’s internal rate of return of 19.0% and (3) a range of earnings projections from $121,000 – $1,070,000. Key assumptions in estimating the fair value of the contingent consideration liability include (1) the estimated earnout targets over the next seven years of $407,000–$1,280,000, (2) the probability of success (achievement of the various contingent events) from 1.6%–87.2% and (3) a risk-adjusted discount rate of approximately 1.77%–3.35% used to adjust the probability-weighted earnout payments to their present value. The fair value of the contingent liability will be revalued every reporting period based on updated assumptions. Refer to Note 17 “Fair Value” for further details.

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

Beginning February 1, 2017, the results of operations for TrojanLabel have been included in the Company’s statement of income for the three and nine month periods ended October 28, 2017 and are reported as part of the Product Identification segment. Assuming the acquisition of TrojanLabel had occurred on February 1, 2016, the impact would not have had a material effect on the Company’s results for the three and nine month periods ended October 29, 2016.

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

	Three Months Ended		Nine Months Ended
	October 28, 2017	October 29, 2016	October 28, 2017	October 29, 2016
Weighted Average Common Shares Outstanding— Basic	6,725,414	7,444,478	6,968,285	7,406,977
Effect of Dilutive Options, Restricted Stock Awards and Restricted Stock Units	95,507	149,750	109,601	164,705

Weighted Average Common Shares Outstanding—Diluted	6,820,921	7,594,228	7,077,886	7,571,682

For the three and nine months ended October 28, 2017, the diluted per share amounts do not reflect common equivalent shares outstanding of 609,934 and 612,248, respectively. For the three and nine months ended October 29, 2016 the diluted per share amounts do not reflect common equivalent shares outstanding of 406,187 and 460,667, respectively. These outstanding common equivalent shares were not included due to their anti-dilutive effect. Anti-dilutive shares consist of those common stock equivalents that have either an exercise price above the average stock price for the period, or the common stock equivalent’s related average unrecognized stock compensation expense is sufficient to “buy back” the entire amount of shares. Restricted stock units which vest based upon achievement of performance targets are excluded from the diluted shares outstanding unless the performance targets have been met as of the end of the reporting period, regardless of whether such performance targets are probable of achievement as of the end of the measurement period.

(6) Intangible Assets

Intangible assets are as follows:

	October 28, 2017				January 31, 2017
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Currency Translation Adjustment	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Miltope:
Customer Contract Relationships	$3,100	$(1,356)	$—	$1,744	$3,100	$(1,108)	$1,992
RITEC:
Customer Contract Relationships	2,830	(397)	—	2,433	2,830	(207)	2,623
Non-Competition Agreement	950	(443)	—	507	950	(301)	649
TrojanLabel:
Existing Technology	2,327	(259)	159	2,227	—	—	—
Non-Competition Agreement	937	(73)	65	929	—	—	—
Honeywell:
Customer Contract Relationships	22,162	(198)	—	21,964	—	—	—

Intangible Assets, net	$32,306	$(2,726)	224	$29,804	$6,880	$(1,616)	$5,264

There were no impairments to intangible assets during the three or nine month periods ended October 28, 2017 and October 29, 2016. With respect to the acquired intangibles included in the table above, amortization expense of $508,000 and $179,000 related to the above acquired intangibles has been included in the condensed consolidated statements of income for the three months ended October 28, 2017 and October 29, 2016, respectively. Amortization expense of $1,111,000 and $536,000 related to the above acquired intangibles has been included in the condensed consolidated statements of income for the nine months ended October 28, 2017 and October 29, 2016, respectively.

(7) Share-Based Compensation

We have one equity incentive plan pursuant to which we grant equity awards – the 2015 Equity Incentive Plan (the “2015 Plan”). Under this plan, the Company may grant incentive stock options, non-qualified stock options, stock appreciation rights, time or performance-based restricted stock units (RSUs), restricted stock awards (RSAs), and other stock-based awards to executives, key employees, directors and other eligible individuals. The 2015 Plan will expire in May 2025. Options granted to employees under the plan vest over four years and expire after ten years. The exercise price of each stock option is established at the discretion of the Compensation Committee; however, all options granted under the 2015 Plan must be issued at an exercise price of not less than the fair market value of the Company’s common stock on the date of grant. The 2015 Plan authorizes the issuance of up to 500,000 shares (subject to adjustment for stock dividends and stock splits), and at October 28, 2017, 177,905 shares were available for grant under the 2015 Plan. In addition, as of October 28, 2017, 3,290 unvested shares of restricted stock granted and options to purchase an aggregate of 572,345 shares were outstanding under our 2007 Equity Incentive Plan (the “2007 Plan”). The 2007 Plan expired in May 2017 and no new awards may be issued under that plan, but outstanding awards will continue to be governed by it.

Under the 2015 Plan, each non-employee director receives an automatic annual grant of ten-year options to purchase 5,000 shares of stock upon the adjournment of each annual shareholders meeting. Each such option is exercisable at the fair market value of the Company’s common stock as of the grant date, and vests immediately prior to the next annual shareholders’ meeting.    Accordingly, on May 17, 2017, 30,000 options were issued to the non-employee directors.

The Company has a Non-Employee Director Annual Compensation Program (the “Program”) under which each non-employee director receives an automatic grant of RSAs on the first business day of each fiscal quarter. Under the Program, the number of whole shares to be granted each quarter is equal to 25% of the number calculated by dividing the director compensation amount by the fair market value of the Company’s stock on such day. The director annual compensation amount was $55,000 in fiscal year 2017, is $65,000 in fiscal year 2018 and will be $75,000 in fiscal year 2019. In addition, the Chairman of the Board receives RSAs with an aggregate value of $6,000, and the Chairs of the Audit and Compensation Committees each receive RSAs with an aggregate value of $4,000, also issued in quarterly installments and calculated in the same manner as the directors’ RSA grants. RSAs granted prior to March 30, 2017 become fully vested on the first anniversary of the date of grant. RSAs granted subsequent to March 30, 2017 become vested three months after the date of grant. A total of 7,314 and 5,495 shares were awarded to the non-employee directors as compensation under the Program in the third quarter of fiscal 2018 and 2017, respectively.

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

In March 2017 (fiscal year 2018), the Company granted 50,000 options to the Chief Executive Officer pursuant to the CEO Equity Incentive Agreement. In February and April 2017 (fiscal year 2018) the Company granted 52,189 options to certain other key employees.

The options and RSAs granted March 2015 through March 2017 vest in four equal annual installments commencing on the first anniversary of the grant date.

Share-based compensation expense was recognized as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	October 28, 2017	October 29, 2016	October 28, 2017	October 29, 2016
Stock Options	$105	$85	$316	$253
Restricted Stock Awards and Restricted Stock Units	436	96	800	468
Employee Stock Purchase Plan	3	4	9	10

Total	$544	$185	$1,125	$731

Stock Options

The fair value of stock options granted during the nine months ended October 28, 2017 and October 29, 2016 was estimated using the following weighted average assumptions:

	Nine Months Ended
	October 28, 2017	October 29, 2016
Risk Free Interest Rate	1.7%	1.4%
Expected Volatility	37.9%	28.3%
Expected Life (in years)	8.0	5.0
Expected Dividend Yield	2.2%	1.9%

There were no options granted during the three month periods ended October 28, 2017 and October 29, 2016. The weighted average fair value per share for options granted was $4.46 during the nine month period ended October 28, 2017, compared to $3.22 during the nine month period ended October 29, 2016.

Aggregated information regarding stock options granted under the plans for the nine months ended October 28, 2017, is summarized below:

	Number of Options	Weighted Average Exercise Price
Outstanding at January 31, 2017	685,456	$11.96
Granted	132,189	13.45
Exercised	(66,550)	10.60
Forfeited	(18,750)	14.49
Canceled	(24,600)	11.76

Outstanding at October 28, 2017	707,745	$12.31

Set forth below is a summary of options outstanding at October 28, 2017:

Outstanding				Exercisable
Range of Exercise prices	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Number of Shares	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Life
$5.00-10.00	171,631	$7.84	3.2	171,631	$7.84	3.2
$10.01-15.00	486,114	$13.61	7.7	261,325	$13.48	6.9
$15.01-20.00	50,000	$15.01	8.4	12,500	$15.01	8.3

	707,745	$12.31	6.6	445,456	$11.35	5.5

As of October 28, 2017, there was approximately $694,000 of unrecognized compensation expense related to stock options which is expected to be recognized over a weighted average period of approximately 2.4 years.

Restricted Stock Units (RSUs) and Restricted Stock Awards (RSAs)

Aggregated information regarding RSUs and RSAs granted under the Plan for the nine months ended October 28, 2017 is summarized below:

	RSAs & RSUs	Weighted Average Grant Date Fair Value
Unvested at January 31, 2017	213,868	$14.08
Granted	21,295	14.22
Vested	(49,935)	14.36
Forfeited	(9,087)	14.05

Unvested at October 28, 2017	176,141	$14.02

As of October 28, 2017, there was approximately $481,000 of unrecognized compensation expense related to RSUs and RSAs which is expected to be recognized over a weighted average period of 0.7 years.

Employee Stock Purchase Plan

AstroNova has an Employee Stock Purchase Plan allowing eligible employees to purchase shares of common stock at a 15% discount from fair value. A total of 247,500 shares were reserved for issuance under this plan. During the nine months ended October 28, 2017 and October 29, 2016, there were 4,657 and 4,707 shares, respectively, purchased under this plan. At October 28, 2017, 40,567 shares remain available.

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

(9) Inventories

Inventories are stated at the lower of cost (first-in, first-out) and net realizable value and include material, labor and manufacturing overhead. The components of inventories are as follows:

(In thousands)	October 28, 2017	January 31, 2017
Materials and Supplies	$13,264	$11,865
Work-In-Process	1,475	1,216
Finished Goods	13,730	10,270

	28,469	23,351
Inventory Reserve	(4,811)	(3,845)

	$23,658	$19,506

(10) Income Taxes

The Company’s effective tax rates for the period, which are based on the projected effective tax rate for the full year, are as follows:

	Three Months Ended	Nine Months Ended
Fiscal 2018	12.4%	17.9%
Fiscal 2017	35.1%	31.5%

During the three months ended October 28, 2017, the Company recognized an income tax expense of approximately $201,000. The effective tax rate in this period was directly impacted by $334,000 of prior period tax benefits recognized upon the completion of an R&D study, partially offset by current tax increases from the mix of forecasted pre-tax earnings to higher taxing jurisdictions. During the three months ended October 29, 2016, the Company recognized income tax expense of $623,000.

During the nine months ended October 28, 2017, the Company recognized an income tax expense of approximately 579,000. The effective tax rate in this period was directly impacted by $334,000 of prior period tax benefits recognized upon the completion of an R&D study, partially offset by current tax increases from the mix of forecasted pre-tax earnings to higher taxing jurisdictions. During the nine months ended October 29, 2016, the Company recognized income tax expense of $1,595,000

As of October 28, 2017, the Company’s cumulative unrecognized tax benefits totaled $663,000 compared to $708,000 as of January 31, 2017. There were no other developments affecting unrecognized tax benefits during the quarter ended October 28, 2017.

(11) Revolving Credit Facility

On February 28, 2017, the Company and it’s wholly owned subsidiaries, ANI ApS and TrojanLabel ApS (together with the Company, ANI ApS and TrojanLabel Aps, the “Parties”), entered into a Credit Agreement with Bank of America, N.A. (the “Lender”). The Credit Agreement provides for a term loan to ANI ApS in the principal amount of $9.2 million. The Credit Agreement also provided for a $10.0 million revolving credit facility available to the Company for general corporate purposes. Revolving credit loans may be borrowed, at the Company’s option, in U.S. Dollars or, subject to certain conditions, Euros, British Pounds, Canadian Dollars or Danish Krone. Upon entry into the Credit Agreement, the Company’s prior credit facility with Wells Fargo Bank was terminated. No loans or other amounts were outstanding or owed under that facility at the time of termination.

The Company is required to pay a commitment fee on the undrawn portion of the revolving credit facility at the rate of 0.25% per annum.

In connection with the Honeywell Agreement, on September 28, 2017, the Parties entered into a First Amendment to the Credit Agreement with the Lender. The First Amendment amended the existing Credit Agreement to permit the Honeywell Asset Purchase and License Agreement and temporarily increased the amount available for borrowing under the revolving credit facility from $10.0 million to $15.0 million.

The initial upfront payment of $14.6 million for the Honeywell Agreement was paid using borrowings under the Company’s revolving credit facility. Interest on this revolving credit facility accrued at a rate of 4.25% per annum on the outstanding borrowings and is due and payable on the last day of each of the Company’s fiscal quarters. As of October 28, 2017, the Company has accrued $51,000 of interest for this revolving credit facility, which is included in Other Liabilities and Accrued Expenses on the accompanying condensed consolidated balance sheet at October 28, 2017.

As of October 28, 2017, $400,000 of the revolving credit facility remains available under the amended Credit Agreement.

Subsequent to the fiscal quarter end, on November 30, 2017, the Company entered into a Second Amendment to the Credit Agreement with the Lender. The Second Amendment provides for a term loan to the Company in the principal amount of $15.0 million, in addition to the revolving credit facility for the Company and the term loan previously borrowed by ANI ApS at the original closing under the Credit Agreement. The Company borrowed the entire $15.0 million of the term loan upon the closing of the Second Amendment on November 30, 2017 and used the proceeds to repay the entire $14.6 million principal balance of the revolving loan outstanding under the revolving credit facility as of October 28, 2017. In accordance with the scheduled principal payments commencing January 2018 for the $15.0 million term loan, the Company has classified $2.25 million of the revolving credit facility as a current liability on the accompanying condensed consolidated balance sheet at October 28, 2017.

The principal amount of the revolving credit facility under the Credit Agreement, which had been temporarily increased to $15.0 million pursuant to the First Amendment, was reduced to $10.0 million effective upon the closing of the Second Amendment, and the revolving credit facility termination and maturity date was extended from January 31, 2022 to November 22, 2022. Refer to Note 19, “Subsequent Event” for further details.

(12) Debt

Long-term debt in the accompanying condensed consolidated balance sheets is as follows:

(In thousands)	October 28, 2017	January 31, 2017
USD Term Loan with a rate equal to LIBOR plus a margin of 1.0% to 1.5%, (1.78% as of October 28, 2017), and maturity date of January 31, 2022	$8,648	$—
Less:
Debt Issuance Costs, net of accumulated amortization	$(147)	$—
Current Portion of Term Loan	$(1,656)	$—

Long-Term Debt	$6,845	$—

The schedule of required principal payments remaining during the next five years on long-term debt outstanding as of October 28, 2017 is as follows:

(In thousands)
Fiscal 2018	$552
Fiscal 2019	1,472
Fiscal 2020	1,840
Fiscal 2021	2,208
Fiscal 2022	2,576

$8,648

On February 28, 2017, the Parties entered into a Credit Agreement with the Lender. The Parties also entered into a related Security and Pledge Agreement with the Lender. The Credit Agreement provides for a term loan to ANI ApS in the amount of $9.2 million.

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

In connection with the Credit Agreement, AstroNova and ANI ApS entered into certain hedging arrangements with the Lender to manage the variable interest rate risk and currency risk associated with its payments in respect of the term loan. Refer to Note 13, “Derivative Financial Instruments and Risk Management” for further information about these arrangements.

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

In connection with the May 1, 2017 stock repurchase (refer to Note 8, “Shareholders’ Equity”), the Parties entered into a consent and amendment with the Lender, dated as of May 1, 2017, relating to the Credit Agreement solely for purposes of effecting the stock repurchase. The amendment increased the aggregate amount of certain repurchases of Company equity interests permitted to be made by the Company under the Credit Agreement in the Company’s fiscal year ending January 31, 2018, from $5,000,000 to $12,000,000, subject to certain conditions. The amendment prohibits the Company from making other repurchases of Company equity interests under such permission in the fiscal year ending January 31, 2018. The amendment also provides that the aggregate amount paid in cash by the Company to effect the stock repurchase shall not be deducted from the Company’s consolidated EBITDA for the purposes of calculating the consolidated fixed charge coverage ratio covenant to which the Company is subject under the Credit Agreement with respect to any trailing four-fiscal-quarter measurement period through and including the measurement period ending January 31, 2018.

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

As of October 28, 2017, we believe the Company is in compliance with all of the covenants in the Credit Agreement.

Subsequent to the fiscal quarter end, the Company entered into a Second Amendment to the Credit Agreement with Bank of America, N.A., on November 30, 2017. The Second Amendment provides for a term loan to the Company in the principal amount of $15.0 million. Refer to Note 19, “Subsequent Event” for further details.

(13) Derivative Financial Instruments and Risk Management

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

In connection with the Credit Agreement, we entered into a cross-currency interest rate swap to manage the interest rate risk and foreign currency exchange risk associated with the floating-rate foreign currency-denominated term loan borrowing by our Danish Subsidiary and, in accordance with the guidance in ASC 815, have designated this swap as a cash flow hedge of floating-rate borrowings. The cross-currency interest rate swap agreement utilized by the Company effectively modifies the Company’s exposure to interest rate risk and foreign currency exchange rate risk by converting approximately $8.9 million of the Company’s floating-rate debt denominated in U.S. Dollars on our Danish subsidiary’s books to a fixed-rate debt denominated in Danish Krone for the next five years, thus reducing the impact of interest-rate and foreign currency exchange rate changes on future interest expense and principal repayments. This swap involves the receipt of floating rate amounts in U.S. Dollars in exchange for fixed-rate interest payments in Danish Krone, as well as exchanges of principal at the inception spot rate, over the life of the Credit Agreement.

Subsequent to the fiscal quarter end, on November 30, 2017, the Parties entered into a Second Amendment to the Credit Agreement with Bank of America, N.A. which provides for a term loan to the Company in the principal amount of $15.0 million. In connection with this, the Company entered into certain hedging arrangements with Bank of America to manage the variable interest rate risk associated with its payments in respect to the $15.0 million term loan.

As of October 28, 2017, the total notional amount of the Company’s cross-currency interest rate swap was $8.1 million; the fair value was $0.9 million.

The following tables present the impact of the derivative instrument in our condensed consolidated financial statements for the three and nine months ended October 28, 2017 and October 29, 2016:

	Three Months Ended
	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
Cash Flow Hedge (In thousands)	October 28, 2017	October 29, 2016		October 28, 2017	October 29, 2016
Swap contract	$137	$—	Other Income (Expense)	$134	$—

	Nine Months Ended
	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
Cash Flow Hedge (In thousands)	October 28, 2017	October 29, 2016		October 28, 2017	October 29, 2016
Swap contract	$(898)	$—	Other Income (Expense)	$(819)	$—

The swap contract resulted in no ineffectiveness for the three and nine months ended October 28, 2017, and no gains or losses were reclassified into earnings as a result of the discontinuance of the swap contract due to the original forecasted transaction no longer being probable of occurring. At October 28, 2017, the Company expects to reclassify approximately $66,000 of net gains on the swap contract from accumulated other comprehensive income to earnings during the next 12 months due to changes in foreign exchange rates and the payment of variable interest associated with the floating-rate debt.

(14) Segment Information

AstroNova reports two segments: Product Identification and Test & Measurement (T&M). The Company evaluates segment performance based on the segment profit before corporate expenses.

Summarized below are the Revenue and Segment Operating Profit for each reporting segment:

	Three Months Ended				Nine Months Ended
	Revenue		Segment Operating Profit		Revenue		Segment Operating Profit
(In thousands)	October 28, 2017	October 29, 2016	October 28, 2017	October 29, 2016	October 28, 2017	October 29, 2016	October 28, 2017	October 29, 2016
Product Identification	$20,458	$16,892	$2,657	$2,443	$59,945	$51,126	$7,761	$7,069
T&M	8,302	6,450	1,572	1,282	20,756	21,665	2,300	3,625

Total	$28,760	$23,342	4,229	3,725	$80,701	$72,791	10,061	10,694

Corporate Expenses			2,597	1,891			6,780	5,566

Operating Income			1,632	1,834			3,281	5,128
Other Expense, Net			(12)	(60)			(45)	(72)

Income Before Income Taxes			1,620	1,774			3,236	5,056
Income Tax Provision			201	623			579	1,595

Net Income			$1,419	$1,151			$2,657	$3,461

(15) Recent Accounting Pronouncements

Derivatives and Hedging

In August 2017, the Financial Accounting Standards Board (FASB) issued ASU 2017-12, “Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities.” The objective of this new guidance is to improve the financial reporting of hedging relationships by, among other things, eliminating the requirement to separately measure and record hedge ineffectiveness. ASU 2017-12 is effective for public companies for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early application is permitted using a modified retrospective method effective as of the beginning of the fiscal year. The Company is still evaluating the impact of adopting this guidance, but does not believe it will have a material impact on the Company’s consolidated financial statements.

Goodwill

In January 2017, the FASB issued ASU 2017-04, “Intangibles—Goodwill and Other (Topic 350).” ASU 2017-14 simplifies the subsequent measurement of goodwill impairment. The new guidance eliminates the two-step process that required identification of potential impairment and a separate measure of the actual impairment. Goodwill impairment charges, if any, would be determined by reducing the goodwill balance by the difference between the carrying value and the reporting unit’s fair value (impairment loss is limited to the carrying value). This standard is effective for annual or any interim goodwill impairment tests beginning after December 15, 2019. The Company does not believe the adoption of this guidance will have a material impact on the Company’s consolidated financial statements.

Business Combinations

In January 2017, the FASB issued ASU 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business,” which clarifies the definition of a business to assist entities with determining whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The standard introduces a screen for determining when assets acquired are not a business (if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets, then under ASU 2017-01, the asset or group of assets is not a business) and clarifies that a business must include, at a minimum, an input and a substantive process that contribute to an output to be considered a business. This standard is effective for fiscal years beginning after December 15, 2017, including interim periods within that reporting period, with early adoption permitted in certain circumstances. The Company has elected to early adopt ASU 2017-101 as a result of the Honeywell acquisition and has accounted for this transaction as a purchase of an asset in its condensed consolidated financial statements for the period ending October 28, 2017.

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

(16) Securities Available for Sale

Pursuant to our investment policy, securities available for sale include state and municipal securities with various contractual or anticipated maturity dates ranging from 1 to 16 months. Securities available for sale are carried at fair value, with unrealized gains and losses reported as a component of accumulated other comprehensive income (loss) in shareholders’ equity until realized. Realized gains and losses from the sale of available-for-sale securities, if any, are determined on a specific identification basis. A decline in the fair value of any available-for-sale security below cost that is determined to be other than temporary will result in a write-down of its carrying amount to fair value. No such impairment charges were recorded for any period presented. All short-term investment securities have original maturities greater than 90 days.

The fair value, amortized cost and gross unrealized gains and losses of securities available for sale are as follows:

(In thousands) October 28, 2017	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
State and Municipal Obligations	$3,286	$—	$(2)	$3,284

January 31, 2017	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
State and Municipal Obligations	$6,732	$—	$(9)	$6,723

(17) Fair Value

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

The following tables provide a summary of the financial assets and liabilities that are measured at fair value as of October 28, 2017 and January 31, 2017:

Assets measured at fair value:	Fair value measurement at October 28, 2017				Fair value measurement at January 31, 2017
(in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Money Market Funds (included in Cash and Cash Equivalents)	$10	$—	$—	$10	$2	$—	$—	$2
State and Municipal Obligations (included in Securities Available for Sale)	—	3,284	—	3,284	—	6,723	—	6,723

Total assets	$10	$3,284	$—	$3,294	$2	$6,723	$—	$6,725

Liabilities measured at fair value:	Fair value measurement at October 28, 2017				Fair value measurement at January 31, 2017
(in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Swap Contracts (included in Other Liabilities)	$—	$915	$—	$915	$—	$—	$—	$—
Earnout Liability (included in Other Liabilities)	—	—	916	916	—	—	—	—

Total liabilities	$—	$915	$916	$1,831	$—	$—	$—	$—

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

The fair value of the earnout liability incurred in connection with the Company’s acquisition of TrojanLabel was determined using the option approach methodology which includes using significant inputs that are not observable in the market and therefore classified as Level 3. Key assumptions in estimating the fair value of the contingent consideration liability included (1) the estimated earnout targets over the next seven years of $0.4 million-$1.4 million, (2) the probability of success (achievement of the various contingent events) from 0.0%-46.8% and (3) a risk-adjusted discount rate of approximately 1.58%-2.76% used to adjust the probability-weighted earnout payments to their present value. At each reporting period, the contingent consideration liability is recorded at its fair value with changes reflected in other income in the condensed consolidated statements of operations.

Assets and Liabilities Not Recorded at Fair Value on the Consolidated Balance Sheet

As of October 28, 2017, the Company’s long-term debt, including the current portion of long-term debt not reflected in the financial statements at fair value, is reflected in the table below:

	Fair Value Measurement at October 28, 2017
(In thousands)	Level 1	Level 2	Level 3	Total	Carrying Value
Long-Term debt and related current maturities	$—	$—	$9,751	$9,751	$8,648

On February 28, 2017, the Company entered into a term loan in the amount of $9.2 million with the Bank of America. The fair value of the Company’s long-term debt, including the current portion of long-term debt is estimated by discounting the future cash flows using current interest rates at which similar borrowings with the same maturities would be made to borrowers with similar credit ratings and is classified as Level 3.

(18) Accumulated Other Comprehensive Loss

The changes in the balance of accumulated other comprehensive loss by component are as follows:

(In thousands)	Foreign Currency Translation Adjustments	Unrealized Holding Gain/(Loss) on Available for Sale Securities	Net Unrealized Gain (Losses) on Cash Flow Hedges	Total
Balance at January 31, 2017	$(1,048)	$(8)	$—	$(1,056)
Other Comprehensive Income (Loss) before reclassification	210	5	(700)	(485)
Amounts reclassified from AOCI to Earnings	—	—	646	646

Other Comprehensive Income (Loss)	210	5	(54)	161

Balance at October 28, 2017	$(838)	$(3)	$(54)	$(895)

The amounts presented above in other comprehensive income (loss) are net of any applicable taxes.

(19) Subsequent Event

On November 30, 2017, the Parties entered into a Second Amendment to the Credit Agreement with Bank of America, N.A., which provides for a term loan to the Company in the principal amount of $15.0 million, in addition to a revolving credit facility for the Company and the term loan previously borrowed by ANI APS at the original closing under the Credit Agreement. The Company borrowed the entire $15.0 million upon the closing of the Second Amendment on November 30, 2017 and used the proceeds to repay the entire $14.6 million principal balance of the revolving loan outstanding under the revolving credit facility as of October 28, 2017. The remaining proceeds from the $15.0 million term loan were retained by the Company to be used for general corporate purposes.

Effective upon the closing of the Second Amendment, the principal amount of the revolving credit facility under the Credit Agreement, which had been temporarily increased to $15.0 million pursuant to the First Amendment, was reduced to $10.0 million and the revolving credit facility termination and maturity date was extended from January 31, 2022 to November 22, 2022.

The $15.0 million Term Loan bears interest at a rate per annum equal to, at the Company’s option, either (a) the Eurocurrency Rate (as defined in the Credit Agreement), plus a margin that varies within a range of 1.0% to 1.5% based on the Company’s consolidated leverage ratio, or (b) a fluctuating reference rate equal to the highest of (i) the federal fund rate plus 0.50%, (ii) Bank of America’s publicly announced prime rate or (iii) the Eurocurrency Rate plus 1.00%, plus a margin that varies within a range of 0.0% to 0.5% based on the Company’s consolidated leverage ratio.

The term loan is required to be paid in quarterly installments on the last day of each fiscal quarter of the Company over the term of the amended Credit Agreement, commencing with its fiscal quarter ending on January 31, 2018. The principal amount of each quarterly installment required to be paid is $750,000, and any remaining principal balance of the term loan is required to be paid on November 30, 2022.

The Company’s obligations in respect to the term loan are secured by the same assets as those securing its obligations under the revolving credit facility under the Credit agreement.

In connection with the Second Amendment, the Company entered into certain hedging arrangements with Bank of America to manage the variable interest rate risk associated with its payments in respect to the $15.0 million term loan.

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

On September 28, 2017, AstroNova entered into an Asset Purchase and License Agreement with Honeywell International, Inc. to acquire the exclusive perpetual world-wide license to manufacture Honeywell’s narrow format flight deck printers for two aircraft families.

On February 1, 2017, AstroNova completed its acquisition of TrojanLabel ApS (TrojanLabel), a European manufacturer of digital color label presses and specialty printing systems for a broad range of end markets. TrojanLabel is being reported as part of our Product Identification segment beginning with the first quarter of fiscal year 2018. Refer to Note 4, “Acquisitions,” in our condensed consolidated financial statements included elsewhere in this report for additional details.

Results of Operations

Three Months Ended October 28, 2017 vs. Three Months Ended October 29, 2016

Revenue by segment and current quarter percentage change over prior year for the three months ended October 28, 2017 and October 29, 2016 were:

(Dollars in thousands)	October 28, 2017	As a % of Revenue	October 29, 2016	As a % of Revenue	% Change Over Prior Year
Product Identification	$20,458	71.1%	$16,892	72.4%	21.1%
T&M	8,302	28.9%	6,450	27.6%	28.7%

Total	$28,760	100.0%	$23,342	100.0%	23.2%

Revenue for the third quarter of the current year was $28.8 million, a 23.2% increase compared to the previous year third quarter revenue of $23.3 million. Revenue through domestic channels for the current year third quarter was $18.2 million, an increase of 8.8% over the prior year’s third quarter. International revenue for the third quarter of the current year was $10.6 million, a 59.8% increase over the previous year third quarter and represents 36.8% of AstroNova’s third quarter revenue. The current quarter growth in international revenue was due primarily to increases in revenue for the Company’s ink jet printers and related supplies. Current year third quarter international revenue includes a favorable foreign exchange rate impact of $0.3 million.

Hardware revenue in the current quarter was $9.4 million, an increase compared to prior year’s third quarter revenue of $7.8 million, primarily due to the increase in revenue of the Aerospace printer products in the T&M segment, as well as the contribution to hardware revenue from the QuickLabel digital ink jet products and TrojanLabel label presses in the Product Identification segment. Supplies revenue in the current quarter was $16.6 million, a 23.0% increase over prior year’s third quarter parts and supplies revenue of $13.5 million. The current quarter increase in parts and supplies revenue compared to the third quarter of the prior year is attributable to increases in revenue of both digital color printer supplies and label and tag products within the Product Identification segment and related supplies.

Service, repairs and other revenues of $2.8 million in the current quarter increased 40.0% from prior year third quarter service and other revenues of $2.0 million, primarily due to an increase in customer demand for parts and repair services during the current year third quarter.

Current year third quarter gross profit was $11.8 million, a 22.3% increase from prior year third quarter gross profit of $9.6 million. The Company’s current quarter gross profit margin of 41.0% reflects a 30 basis point decrease from the prior year third quarter gross profit margin of 41.3%. The lower gross profit margin for the current quarter compared to the prior year is primarily attributable to product mix, under absorption of the factory overhead and costs associated with the product line integration related to TrojanLabel and Honeywell TSA.

Operating expenses for the current quarter were $10.2 million, a 30.2% increase compared to prior year third quarter operating expenses of $7.8 million. Specifically, selling and marketing expenses for the current quarter increased to $5.5 million compared to $4.6 million in the third quarter of the prior year due primarily to increases in compensation expense, expenses related to the acquisitions of TrojanLabel operations and the Honeywell intergration, as well as an increase in advertising and trade show expenditures.    G&A expenses increased in the third quarter to $2.6 million compared to $1.9 million in the prior year third quarter. The increase is primarily due to an increase in share-based compensation benefits, as well as outside and professional service costs, including costs for the TrojanLabel acquisition. R&D expenses were $2.0 million in the current quarter, compared to $1.3 million in the prior year third quarter. The R&D spending as a percentage of revenue for the current quarter is 7.1% compared to 5.7% for the same period of the prior year, the increase is attributable to the absorption of the TrojanLabel R&D team.

Other expense during the third quarter was $12,000 compared to $60,000 in the third quarter of the previous year. Current year third quarter other expense consists primarily of foreign exchange loss and interest expense on debt, partially offset by investment income and income received from the settlement of a legal matter related to patent infringement. Prior year third quarter other expense consists primarily of foreign exchange loss, partially offset by investment income.

The provision for federal, state and foreign income taxes for the third quarter of the current year was $0.2 million. The third quarter effective tax rate of 12.4% was impacted by a prior period tax benefit received upon the completion of an R&D study, partially offset by current tax increases from the mix of forecasted pre-tax earnings to higher taxing jurisdictions. This compares to the prior year’s third quarter tax provision on income of $0.6 million and effective tax rate of 35.1%.

The Company reported net income of $1.4 million for the third quarter of the current year, and earnings of $0.21 per diluted share, compared to the prior year third quarter net income of $1.2 million and related earnings of $0.15 per diluted share. Return on revenue was 4.9% for the third quarter of both fiscal 2018 and 2017.

Nine Months Ended October 28, 2017 vs. Nine Months Ended October 29, 2016

Revenue by product group and current quarter percentage change over prior year for the nine months ended October 28, 2017 and October 29, 2016 were:

(Dollars in thousands)	October 28, 2017	As a % of Revenue	October 29, 2016	As a % of Revenue	% Change Over Prior Year
Product Identification	$59,945	74.3%	$51,126	70.2%	17.2%
T&M	20,756	25.7%	21,665	29.8%	(4.2)%

Total	$80,701	100.0%	$72,791	100.0%	10.9%

Revenue for the first nine months of the current year was $80.7 million, representing a 10.9% increase compared to the previous year’s first nine months of revenue of $72.8 million. Revenue through domestic channels for the first half of the current year was $51.1 million, comparable to prior year domestic revenue of $51.2 million. International revenue for the first nine months of the current year was $29.6 million, a 37.0% increase from the previous year. The current year growth in international revenue was due primarily to increases in revenue for the Company’s ink jet printers and related supplies. The current year’s first nine months international revenue included an unfavorable foreign exchange rate impact of $0.1 million

Hardware revenue in the first nine months of the current year remained unchanged from the prior year at $25.3 million, as increased revenue in the current year related to the QuickLabel digital ink jet printer line and the TrojanLabel line of digital label presses was offset by declines in the Aerospace printer sales to date.

Supplies revenue in the first nine months of the current year was $47.7 million, representing a 15.2% increase over prior year’s first nine months revenue of $41.4 million. The current year increase in supplies revenue is due primarily to the increase in label and tag revenue, as well as digital color printer supplies product revenue in the Product Identification segment.

Service, repairs and other revenue of $7.7 million in the first nine months of the current year, increased of $26.2% compared to prior year. The increase was primarily due to the increased parts and repairs revenue in both product groups.

Current year first nine months gross profit was $31.4 million, a 6.6% increase compared to prior year first nine months gross profit of $29.4 million. The Company’s gross profit margin of 38.9% in the current year reflects a decrease from prior year first nine months gross profit margin of 40.4%. The lower gross profit margin for the current year compared to the prior year is attributable to lower factory overhead absorption in our manufacturing operations due to unfavorable product mix and costs associated with the product line integration related to the TrojanLabel acquisition.

Operating expenses for the first nine months of the fiscal year were $28.1 million, a 15.6% increase compared to prior year first nine months operating expenses of $24.3 million. Selling and marketing expenses for the current year of $16.0 million increased 12.5% compared to the previous year’s first nine months due primarily to increases in compensation and marketing expenditures, as well as expenses related to the acquisition of the TrojanLabel operations and Honeywell integration. G&A expenses increased to $6.8 million in the first nine months of the current year compared to prior year’s first nine months G&A expenses of $5.6 million primarily due to an increase in share-based compensation and professional and outside service fees. R&D spending in the first nine months of the current year of $5.3 million increased 17.7% compared to prior year’s first nine months spending of $4.5 million. Current year spending on R&D represents 6.6% of revenue compared to prior year’s first nine months level of 6.2%.

Current year first nine months operating income of $3.3 million resulted in an operating profit margin of 4.1%, compared to prior year first nine months operating income of $5.1 million and related operating margin of 7.0%. The decrease in operating profit and related margin for the current year is due to product mix, lower factory absorption and an increase in operating expenses.

Other expense during the first nine months of the current year was $45,000 compared to $72,000 in the first nine months of the previous year. The current year decline in other expense is due income related to a settlement of a trademark infringement litigation partially offset by current year interest expense on debt and increased foreign exchange loss. Other expense for fiscal 2017 included the partial recovery of escrow funds related to the Company’s 2015 RITEC acquisition.

The Company recognized $0.6 million of income tax expense for the first nine months of the current fiscal year. The effective tax rate for the nine months ended October 28, 2017 was 17.9%, impacted by a $334,000 prior period tax benefit received upon the completion of an R&D study, partially offset by current tax increases from the mix of forecasted pre-tax earnings to higher taxing jurisdictions. Prior year first nine months income tax expense of $1.6 million resulted in an effective tax rate of 31.5% for the nine months ended October 29, 2016.

The Company reported net income of $2.7 million for the first nine months of the current year, reflecting a return on revenue of 3.3% and generating EPS of $0.38 per diluted share. In the prior year’s first nine months, the Company recognized net income of $3.5 million, reflecting a return on revenue of 4.8% and EPS of $0.46 per diluted share.

Segment Analysis

The Company reports two segments: Product Identification and Test & Measurement (T&M) and evaluates segment performance based on the segment profit before corporate and administrative expenses. Summarized below are the Revenue and Segment Operating Profit for each reporting segment:

	Three Months Ended				Nine Months Ended
	Revenue		Segment Operating Profit		Revenue		Segment Operating Profit
(In thousands)	October 28, 2017	October 29, 2016	October 28, 2017	October 29, 2016	October 28, 2017	October 29, 2016	October 28, 2017	October 29, 2016
Product Identification	$20,458	$16,892	$2,657	$2,443	$59,945	$51,126	$7,761	$7,069
T&M	8,302	6,450	1,572	1,282	20,756	21,665	2,300	3,625

Total	$28,760	$23,342	4,229	3,725	$80,701	$72,791	10,061	10,694

Corporate Expenses			2,597	1,891			6,780	5,566

Operating Income			1,632	1,834			3,281	5,128
Other Expense—Net			(12)	(60)			(45)	(72)

Income Before Income Taxes			1,620	1,774			3,236	5,056
Income Tax Provision			201	623			579	1,595

Net Income			$1,419	$1,151			$2,657	$3,461

Product Identification

Revenue from the Product Identification segment increased 21.1% to $20.5 million in the third quarter of the current year, from $16.9 million in the same period of the prior year. Hardware revenue increased 13.4% compared to prior year due primarily to increased demand for our QuickLabel line of digital color printers as well as contribution from the TrojanLabel line of label presses. Supplies revenue increased 21.1% from the same period in the prior year due to increased demand for digital color printer supplies and labels and tags products. The Product Identification segment current quarter segment operating profit was $2.7 million, a profit margin of 13.0%, compared to prior year’s third quarter segment profit of $2.4 million and profit margin of 14.5%. The decrease in Product Identification current year third quarter segment operating margin is primarily due to unfavorable product mix and increased manufacturing and operating costs.

Revenues from the Product Identification segment increased 17.2% to $59.9 million in the first nine months of the current year from $51.1 million in the same period of the prior year. The increase is primarily attributable to double-digit growth in the demand for label and tag products and digital color printer supplies products, as well as a 23.8% increase in revenue from the hardware product group for the current year. Product Identification current year segment operating profit of $7.8 million was a 9.8% increase from prior year segment profit of $7.1 million, however current year profit margin of 12.9% is a slight decline from prior year profit margin of 13.8%. The increase in current year segment operating profit is primarily due to higher revenue, while the decrease in segment operating profit margin is primarily due to product mix and higher manufacturing and operating expenses.

Test & Measurement—T&M

Revenue from the T&M segment was $8.3 million for the third quarter of the current fiscal year, a 28.7% increase from revenue of $6.5 million for the same period in the prior year. The increase is due primarily to the increased revenue in the Aerospace product group as a result of fulfilling orders placed in earlier periods as well as an increase in sales of certain legacy data recorders. T&M third quarter segment operating profit of $1.6 million and 18.9% profit margin compared to the prior year segment operating profit of $1.3 million and related operating margin of 19.9%. The lower segment operating profit margin is due to increased operating costs.

Revenue from the T&M segment was $20.8 million for the first nine months of the current fiscal year, a 4.2% decrease compared to revenue of $21.7 million for the same period in the prior year. The current year decrease is attributable to a 12.9% decrease in Aerospace hardware product line revenue, compared to the same period of the prior year. The segment’s first nine months operating profit of $2.3 million resulted in a 11.1% profit margin compared to prior year segment operating profit of $3.6 million and related operating margin of 16.7%. The lower segment operating profit and related profit margin for the current year is due to lower revenue, unfavorable product mix and higher operating costs.

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

On February 28, 2017, we entered into a credit agreement with Bank of America, N.A., which provided for a secured credit facility consisting of a $9.2 million term loan to ANI ApS and a $10.0 million revolving credit facility for the Company. On September 28, 2017, the Company entered into the First Amendment to the Credit Agreement which amended the existing Credit Agreement to permit the Honeywell Asset Purchase and License Agreement and temporarily increased the amount available for borrowing under the revolving credit line from $10.0 million to $15.0 million.

The $9.2 million term loan bears interest at a rate per annum equal to the LIBOR rate plus a margin that varies within a range of 1.0% to 1.5% based on the Company’s consolidated leverage ratio. In connection with our entry into the credit agreement, ANI ApS entered into a hedging arrangement to manage the variable interest rate risk and currency risk associated with its payments in respect of the term loan. Under these arrangements, payments of principal and interest in respect of approximately $8.9 million of the principal of the term loan will be made in Danish Krone, and interest on such principal amount will be payable at a fixed rate of 0.67% per annum for the entire term, subject only to potential increases of 0.25% or 0.50% per annum based on the Company’s consolidated leverage ratio. Refer to Note 12, “Debt,” to our condensed consolidated financial statements included elsewhere in this quarterly report for additional information regarding our secured credit facility.

As of October 28, 2017, the Company has used $14.6 million of the revolving credit facility for the initial payment of the Honeywell Asset Purchase and License Agreement and there is $400,000 remaining available. Refer to Note 11, “Revolving Credit Facility” to our condensed consolidated financial statements included elsewhere in this quarterly report for additional information regarding our revolving credit facility.

Refer to Note 13, “Derivative Financial Instruments and Risk Management,” to our condensed consolidated financial statements included elsewhere in this quarterly report for additional information regarding our hedging arrangements.

Subsequent to quarter end, on November 30, 2017, the Parties entered into the Second Amendment of the Credit Agreement. The Second Amendment provides for a term loan to the Company in the principal amount of $15.0 million, in addition to a revolving credit facility for the Company and the term loan previously borrowed by ANI Aps at the original closing under the Credit Agreement. The Company borrowed the entire $15.0 million upon the closing of the Second Amendment on November 30, 2017 and used the proceeds to repay the entire $14.6 million principal balance of the revolving loan outstanding under the revolving credit facility as of October 28, 2017. The remaining proceeds from the $15.0 million term loan were retained by the Company to be used for general corporate purposes. The principal amount of the revolving credit facility under the Credit Agreement, which had been temporarily increased to $15.0 million pursuant to the First Amendment, was reduced to $10.0 million effective upon the closing of the Second Amendment, and the revolving credit facility termination and maturity date was extended from January 31, 2022 to November 22, 2022. Refer to Note 19 “Subsequent Event” to our condensed consolidated financial statements included elsewhere in this quarterly report for further details.

The Company’s statements of cash flows for the nine months ended October 28, 2017 and October 29, 2016 are included on page 6 of this report. Net cash flows provided by operating activities were $2.0 million for the first nine months of fiscal 2018 compared to $7.3 million for the same period of the previous year. The decrease in operating cash flow is related to lower net income and higher working capital requirements for the first nine months of the current year compared to the same period in the previous year. Excluding the impact of the TrojanLabel acquisition, the accounts receivable balance increased to $16.5 million at the end of the third quarter from $15.7 million at year-end, and the accounts receivable collection cycle was 48 days sales outstanding at the end of the third quarter of fiscal 2018 compared to 50 days at fiscal 2017 year-end. Inventory increased to $21.5 million after excluding the TrojanLabel and Honeywell acquisitions at the end of the third quarter compared to $ 19.5 million at year-end. Inventory days on hand increased to 126 days on hand at the end of the third quarter from 114 days at year-end.

The Company’s cash, cash equivalents and investments at the end of the third quarter were $11.8 million, compared to $24.8 million at year-end. The decreased cash and investment position at October 28, 2017, resulted from $11.2 million of cash used for the purchase of the Company’s common stock from the Ondis’ trust, dividends paid of $1.5 million and cash used to acquire property, plant and equipment of $1.7 million.

The Company’s backlog increased 20.9% from year-end to $21.3 million at the end of the third quarter of fiscal 2018.

Contractual Obligations, Commitments and Contingencies

Except as set forth below, there have been no material changes to our contractual obligations as disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2017, other than those which occur in the ordinary course of business.

The Company is subject to minimum royalty payments of $15.0 million over the next ten years in connection with the Honeywell Agreement.

On February 28, 2017, the Parties entered into a Credit Agreement with Bank of America, N.A. which provides for a term loan in the amount of $9.2 million. Future minimum principal and interest payments are approximately $9.1 million through the term loan’s maturity date of January 31, 2022.

Subsequent to quarter end, on November 30, 2017, the Parties entered into the Second Amendment to the Credit Agreement with Bank of America, N.A. The Second Amendment provides for a term loan to the Company in the amount of $15.0 million. Proceeds from the term loan were used to repay the entire $14.6 million principal balance outstanding on the revolving credit facility. Future minimum principal and interest payments are approximately $15.6 million through the term loan’s maturity date of November 30, 2022.

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

The Company is also subject to risk from the effects of exchange rate movements in foreign currency through its borrowings, specifically our U.S. dollar borrowing at our Danish Krone functional currency subsidiary. We entered into a cross-currency interest rate swap to hedge the foreign currency cash flow and interest rate exposures related to the U.S. Dollar floating-rate debt included on the books of our Danish subsidiary (functional currency is Danish Krone). A 10% increase in the rate of exchange of Danish Krone to U.S. Dollars would result in an increase in our debt balance of approximately $1.1 million, and a 10% decrease in the rate of exchange of Danish Krone to U.S. Dollars would result in a decrease of our debt balance of approximately $0.7 million. This impact is mitigated through our cross-currency interest rate swap.

Interest Rate Risk

As of October 28, 2017, the Company’s debt portfolio was comprised of U.S. Dollar, floating-rate borrowings on the books of our Danish subsidiary. We entered into a cross-currency interest rate swap to convert the floating-rate foreign currency debt on our foreign subsidiary, to a fixed-rate functional currency debt. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. If Danish Krone interest rates were to decrease by 50 basis points, the fair value of the Company’s debt would increase by approximately $0.2 million. If interest rates were to increase by 50 basis points, the fair value of the Company’s debt would decrease by approximately $0.2 million.

At October 28, 2017, we had cash and cash equivalents of approximately $8.5 million, of which $2.7 million is held in US bank accounts and $5.8 million is held in foreign bank accounts. We also have $3.3 million of securities available for sale, which include state and municipal securities.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the third quarter of fiscal 2018, the Company made the following repurchases of its common stock:

	Total Number of Shares Repurchased		Average Price paid Per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Be Purchased Under The Plans or Programs
Aug 1- Aug 31	—		$—		—	390,000
Sept 1—Sept 30	813	(a)	$13.75	(a)	—	390,000
Oct 1—Oct 31	—		$—		—	390,000

(a)	An employee of the Company delivered 813 shares of the Company’s common stock to satisfy the exercise price for 1,200 stock options exercised. The shares delivered were valued at an average market value of $13.75 per share and are included with treasury stock in the consolidated balance sheet. This transaction did not impact the number of shares authorized for repurchase under the Company’s current repurchase program.

Item 6.	Exhibits

3A	Restated Articles of Incorporation of the Company and all amendments thereto (incorporated by reference to Exhibit 3A to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2016).

3B	By-laws of the Company as amended to date (incorporated by reference to Exhibit 3B to the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2008 (File no. 000-13200)).

10.1	Second Amendment to the Credit Agreement, dated November 30, 2017, by and among AstroNova, Inc., ANI ApS, Trojan Label ApS and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, event dated November 30, 2017, filed with the SEC on December 6, 2017).

*10.2	Asset Purchase and License Agreement, dated September 28, 2017, by and between AstroNova, Inc. and Honeywell International, Inc. (incorporated by referenced to Exhibit 10.1 to the Company’s Current Report on Form 8-K, event date September 28, 2017, filed with the SEC on October 4, 2017).

10.3	Amended and Restated AstroNova, Inc. Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, event date November 20, 2017, filed with the SEC on November 27, 2017).

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from Registrant’s Quarterly Report on Form 10-Q for the period ended October 28, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to the Condensed Consolidated Financial Statements. Filed electronically herein.

*	Portions of this exhibit which have been granted confidential treatment have been omitted.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASTRONOVA, INC. (Registrant)

Date: December 7, 2017	By	/s/ Gregory A. Woods
Gregory A. Woods,
President and Chief Executive Officer
(Principal Executive Officer)

	By	/s/ Joseph P. O’Connell
Joseph P. O’Connell,
Vice President, and Interim Chief Financial Officer (Principal Accounting Officer and Principal Financial Officer)