Form 10-Q
period 2018-04-28
AstroNova, Inc.
filed 2018-06-06
CIK 8146

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 28, 2018

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

Common Stock, $.05 Par Value - 6,858,411 shares

(excluding treasury shares) as of May 31, 2018

ASTRONOVA, INC.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

ASTRONOVA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, Except Share Data)

	April 28, 2018	January 31, 2018
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$6,838	$10,177
Securities Available for Sale	—	1,511
Accounts Receivable, net	25,285	22,400
Inventories, net	27,697	27,609
Prepaid Expenses and Other Current Assets	1,229	1,251

Total Current Assets	61,049	62,948
PROPERTY, PLANT AND EQUIPMENT	43,341	42,877
Less Accumulated Depreciation	(33,580)	(33,125)

Property, Plant and Equipment, net	9,761	9,752
OTHER ASSETS
Intangible Assets, net	32,927	33,633
Goodwill	12,786	13,004
Deferred Tax Assets	1,828	1,829
Other Assets	1,292	1,147

Total Other Assets	48,833	49,613

TOTAL ASSETS	$119,643	$122,313

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts Payable	$9,945	$11,808
Accrued Compensation	2,971	2,901
Other Liabilities and Accrued Expenses	2,802	2,414
Current Portion of Long -Term Debt	4,932	5,498
Current Liability – Royalty Obligation	1,500	1,625
Current Liability – Excess Royalty Payment Due	899	615
Income Taxes Payable	889	684
Deferred Revenue	301	367

Total Current Liabilities	24,239	25,912
NON CURRENT LIABILITIES
Long-Term Debt, net of current portion	16,455	17,648
Royalty Obligation, net of current portion	11,393	11,760
Deferred Tax Liabilities	682	698
Other Liabilities	2,244	2,648

TOTAL LIABILITIES	55,013	58,666
SHAREHOLDERS’ EQUITY
Common Stock, $0.05 Par Value, Authorized 13,000,000 shares; Issued 10,066,111 shares and 9,996,120 shares at April 28, 2018 and January 31, 2018, respectively	504	500
Additional Paid-in Capital	50,952	50,016
Retained Earnings	46,034	45,700
Treasury Stock, at Cost, 3,236,336 and 3,227,942 shares at April 28, 2018 and January 31, 2018, respectively	(32,525)	(32,397)
Accumulated Other Comprehensive Loss, net of tax	(335)	(172)

TOTAL SHAREHOLDERS’ EQUITY	64,630	63,647

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$119,643	$122,313

See Notes to condensed consolidated financial statements (unaudited).

ASTRONOVA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, Except Per Share Data)

(Unaudited)

	Three Months Ended
	April 28, 2018	April 29, 2017
Revenue	$31,487	$24,458
Cost of Revenue	19,377	15,152

Gross Profit	12,110	9,306
Operating Expenses:
Selling and Marketing	6,500	5,238
Research and Development	1,692	1,505
General and Administrative	2,653	1,856

Operating Expenses	10,845	8,599

Operating Income, net	1,265	707
Other Expense	(270)	(48)

Income before Income Taxes	995	659
Income Tax Provision	181	147

Net Income	$814	$512

Net Income Per Common Share—Basic	$0.12	$0.07

Net Income Per Common Share—Diluted	$0.12	$0.07

Weighted Average Number of Common Shares Outstanding:
Basic	6,788	7,480
Diluted	6,916	7,616
Dividends Declared Per Common Share	$0.07	$0.07

See Notes to condensed consolidated financial statements (unaudited).

ASTRONOVA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Thousands)

(Unaudited)

	Three Months Ended
	April 28, 2018	April 29, 2017
Net Income	$814	$512
Other Comprehensive Income (Loss), net of taxes:
Foreign currency translation adjustments	(269)	(221)
Change in value of derivatives designated as cash flow hedges	300	(259)
Gain (Loss) from cash flow hedges reclassified to income statement	(200)	211
Unrealized gain on securities available for sale	—	12
Realized loss on securities available for sale reclassified to income statement	6	—

Other Comprehensive Loss	(163)	(257)

Comprehensive Income	$651	$255

See Notes to condensed consolidated financial statements (unaudited).

ASTRONOVA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Three Months Ended
	April 28, 2018	April 29, 2017
Cash Flows from Operating Activities:
Net Income	$814	$512
Adjustments to Reconcile Net Income to Net Cash Used by Operating Activities:
Depreciation and Amortization	1,543	715
Amortization of Debt Issuance Costs	13	5
Share-Based Compensation	363	171
Deferred Income Tax Provision	(33)	7
Changes in Assets and Liabilities, Net of Impact of Acquisition:
Accounts Receivable	(3,029)	1,005
Inventories	(199)	(16)
Income Taxes	297	66
Accounts Payable and Accrued Expenses	(1,760)	(3,179)
Other	(122)	(57)

Net Cash Used by Operating Activities	(2,113)	(771)
Cash Flows from Investing Activities:
Proceeds from Sales/Maturities of Securities Available for Sale	1,511	1,554
Cash Paid for TrojanLabel Acquisition, net of cash acquired	—	(9,007)
Honeywell Asset Purchase and License Agreement - TSA Agreement	(400)	—
Payments Received on Line of Credit Issued to Label Line	—	10
Additions to Property, Plant and Equipment	(541)	(359)

Net Cash Provided (Used) by Investing Activities	570	(7,802)
Cash Flows from Financing Activities:
Net cash proceeds from Common Shares Issued Under Employee Benefit Plans and Employee Stock Option Plans, Net of Payment of Minimum Tax Withholdings	449	306
Proceeds from Issuance of Long-Term Debt	—	9,200
Principal Payments of Long-Term Debt	(1,776)	—
Payments of Debt Issuance Costs	—	(155)
Dividends Paid	(478)	(527)

Net Cash Provided (Used) by Financing Activities	(1,805)	8,824

Effect of Exchange Rate Changes on Cash and Cash Equivalents	9	288

Net Increase (Decrease) in Cash and Cash Equivalents	(3,339)	539
Cash and Cash Equivalents, Beginning of Period	10,177	18,098

Cash and Cash Equivalents, End of Period	$6,838	$18,637

Supplemental Disclosures of Cash Flow Information:
Cash Paid During the Period for Interest	$199	$—
Cash Paid During the Period for Income Taxes, Net of Refunds	$86	$111
Schedule of Non-Cash Financing Activities:
Value of Shares Received in Satisfaction of Option Exercise Price	$88	$161

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

The business consists of two segments, Product Identification, which includes specialty printing systems sold under the QuickLabel® and TrojanLabel® brand names, and Test & Measurement which includes test and measurement systems sold under the AstroNova® brand name.

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

(2) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments consisting of normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the results of the interim periods included herein. These financial statements do not include all disclosures associated with annual financial statements and, accordingly, should be read in conjunction with footnotes contained in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2018.

Results of operations for the interim periods presented herein are not necessarily indicative of the results that may be expected for the full year.

The presentation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported and disclosed in the condensed consolidated financial statements and accompanying notes. Some of the more significant estimates relate to revenue recognition, the allowances for doubtful accounts and credits, inventory valuation, impairment of long-lived assets and goodwill, income taxes, share-based compensation, accrued expenses and warranty reserves. Management’s estimates are based on the facts and circumstances available at the time estimates are made, historical experience, risk of loss, general economic conditions and trends, and management’s assessments of the probable future outcome of these matters. Consequently, actual results could differ from those estimates.

Certain amounts in the prior year financial statements have been reclassified to conform to the current year’s presentation.

(3) Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation.

(4) Revenue Recognition

On February 1, 2018 we adopted Accounting Standards Update 2014-09, “Revenue from Contracts with Customers (Accounting Standards Codification “ASC” Topic 606),” which superseded nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASC Topic 606 is to recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. ASC Topic 606 defines a five step process to recognize revenue and requires more judgment and estimates within the revenue recognition process than required under previous U.S. GAAP, including identifying performance obligations in the contract, determining and estimating the amount of any variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation.

We adopted this standard using the modified retrospective method and have applied the guidance to all contracts within the scope of ASC Topic 606 as of the February 1, 2018 adoption date. Under ASC Topic 606, based on the nature of our contracts and consistent with prior practice, we recognize the large majority of our revenue upon shipment, which is when the performance obligation, has been satisfied. Accordingly, the adoption of this standard did not have a material impact on our revenue recognition and there was no cumulative effective adjustment as of February 1, 2018 as a result of the adoption of ASC Topic 606.

Significant judgments primarily include the identification of performance obligation arrangements as well as the pattern of delivery for those services.

We derive revenue from the sale of (i) hardware including, digital color label printers and specialty OEM printing systems, portable data acquisition systems and airborne printers used in the flight deck and in the cabin of military, commercial and business aircraft, (ii) related supplies required in the operation of the hardware, (iii) repairs and maintenance of equipment and (iv) service agreements.

The vast majority of our revenue is generated from the sale of distinct products. Revenue is measured as the amount of consideration the Company expects to receive in exchange for such products, which is generally at the contractually stated prices, and is recognized when we satisfy a performance obligation by transferring control of a product to a customer. The transfer of control generally occurs at one point in time, upon shipment, when title and risk of loss pass to the customer. Returns and customer credits are infrequent and are recorded as a reduction to revenue. Sales taxes and value added taxes collected concurrently with revenue generating activities are excluded from revenue.

Many of the contracts entered into with customers are commonly comprised of a combination of equipment, supplies, installation and/or training services. We determine performance obligations by assessing whether the products or services are distinct from other elements of the contract. In order to be distinct, the product must perform either on its own or with readily available resources and must be separate within the context of the contract.

The majority of our hardware products contain embedded operating systems and data management software which is included in the purchase price of the equipment. The software is deemed incidental to the systems as a whole as it is not sold or marketed separately and its production costs are minor compared to those of the hardware system. Hardware and software elements are typically delivered at the same time and are accounted for as a single performance obligation for which revenue is recognized at the point in time when ownership is transferred to the customer.

Installation and training services vary based on certain factors such as the complexity of the equipment, staffing availability in a geographic location and customer preferences, and can range from a few days to a few months. The delivery of installation and training services are not assessed to determine whether they are separate performance obligations, as the amounts are not material to the contract.

Shipping and handling activities that occur after control over a product has transferred to a customer are accounted for as fulfillment activities rather than performance obligations, as allowed under a practical expedient. The shipping and handling fees charged to customers are recognized as revenue and the related costs are included in cost of sales at the point in time when ownership of the product is transferred to the customer.

We may perform service at the request of the customer, generally for the repair and maintenance of products previously sold. These services are short in duration, typically less than one month, and total less than 9.0% of revenue for the period ended April 28, 2018. Revenue is recognized as services are rendered and accepted by the customer. We also provide service agreements on certain of our Product Identification equipment. Service agreements are purchased separately from the equipment and provide for the right to obtain service and maintenance on the equipment for a period of typically one to two years. Accordingly, revenue on these agreements is recognized over the term of the agreements. The portion of service agreement contracts that are uncompleted at the end of any reporting period are included in deferred revenue.

We generally provide warranties for our products. The standard warranty period is typically 12 months for most hardware products except for airborne printers, which typically have warranties that extend for 4-5 years, consistent with industry practice. Such assurance-type warranties are not deemed to be separate performance obligations from the hardware product and costs associated with providing the warranties are accrued in accordance with ASC 450, “Contingencies,” as we have the ability to ascertain the likelihood of the liability and can reasonably estimate the amount of the liability. Our estimate of costs to service the warranty obligations is based on historical experience and expectations of future conditions. To the extent that our experience in warranty claims or costs associated with servicing those claims differ from the original estimates, revisions to the estimated warranty liability are recorded at that time, with an offsetting adjustment to cost of revenue. On occasion, customers request a warranty period longer than our standard warranty. In those instances, in which extended warranty services are separately quoted to the customer, an additional performance obligation is created, and the associated revenue is deferred and recognized as service revenue ratably over the term of the extended warranty period. The portion of service contracts and extended warranty services agreements that are uncompleted at the end of any reporting period are included in deferred revenue.

Revenues disaggregated by primary geographic markets and major product type are as follows:

Primary geographical markets:

	Three Months Ended
(In thousands)	April 28, 2018	April 29, 2017
United States	$19,233	$15,683
Europe	7,834	6,383
Canada	1,445	1,176
Asia	1,439	290
Central and South America	1,054	832
Other	482	94

Total Revenue	$31,487	$24,458

Major product type:

	Three Months Ended
(In thousands)	April 28, 2018	April 29, 2017
Hardware	$11,977	$7,289
Supplies	16,701	14,845
Service and Other	2,809	2,324

Total Revenue	$31,487	$24,458

Accounts Receivable

Credit is extended based upon an evaluation of the customer’s financial condition. Accounts receivable are stated at their estimated net realizable value. The allowance for doubtful accounts is based on a variety of factors, including the age of amounts outstanding relative to their contractual due date, specific customer factors, historical write-off experience and current market assessments. Standard payment terms are typically 30 days after shipment, but vary by type and geographic location of our customers.

Contract Assets and Liabilities

We normally do not have contract assets, which are primarily unbilled accounts receivable that are conditional on something other than the passage of time. Our contract liabilities, which represent billings in excess of revenue recognized, are related to advanced billings for purchased service agreements and extended warranties and were $301,000 and $367,000 at April 28, 2018 and January, 31, 2018, respectively, and are recorded as deferred revenue in the condensed consolidated balance sheet. The decrease in the deferred revenue balance during the three months ended April 28, 2018 is primarily due to approximately $175,000 of revenue recognized during the period that was included in the deferred revenue balance at January 31, 2018, offset by cash payments received in advance of satisfying performance obligations.

Contract Costs

We recognize an asset for the incremental costs of obtaining a contract with a customer if we expect the benefit of those costs to be longer than one year. We have determined that certain costs related to obtaining sales contracts for our aerospace printer products meet the requirement to be capitalized. These costs are deferred and amortized based on the forecasted number of units sold over the estimated benefit term, which is currently estimated to be approximately 10 years. There has been no change in the Company’s accounting for these contracts as a result of the adoption ASC Topic 606. The balance of these contract assets at January 31, 2018 was $832,000 and was reported in other assets in the consolidated balance sheet. In the first quarter of fiscal 2019, amortization of these incremental direct costs was $9,000 and the balance of deferred incremental direct costs net of accumulated amortization at April 28, 2018 was $973,000 which is reported in other assets in the condensed consolidated balance sheet. This amount is expected to be amortized over its estimated remaining period of benefit, which we currently estimate to be approximately 8 years.

We apply the practical expedient to expense costs incurred for costs to obtain a contract when the amortization period would have been less than a year. These costs include sales commissions paid to the internal direct sales team as well as to third-party representatives and distributors. Contractual agreements with each of these parties outline commission structures and rates to be paid. Generally speaking, the contracts are all individual procurement decisions by the customers and do not include renewal provisions and as such the majority of the contracts have an economic life of significantly less than a year.

(5) Acquisitions

On September 28, 2017, AstroNova, Inc. entered into an Asset Purchase and License Agreement (the “Honeywell Agreement”) with Honeywell International, Inc. to acquire an exclusive perpetual world-wide license to manufacture Honeywell’s narrow-format flight deck printers for two aircraft families along with certain inventory used in the manufacturing of the licensed printers. The purchase price consisted of an initial upfront payment of $14.6 million in cash. The Honeywell Agreement also provided for guaranteed minimum royalty payments of $15.0 million, to be paid to Honeywell over the next ten years, based on gross revenues from the sales of the printers, paper and repair services of the licensed products. The royalty rates vary based on the year in which they are paid or earned and product sold or service provided, and range from single-digit to mid double-digit percentages of gross revenue.

This transaction was evaluated under Accounting Standard Update 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business,” and was accounted for as an asset acquisition.

The initial upfront payment of $14.6 million was paid at the closing of this transaction using borrowings from the Company’s revolving credit facility under its amended Credit Agreement with Bank of America, N.A.

The minimum royalty payment obligation of $15.0 million was recorded at the present value of the minimum annual royalty payments using a present value factor of 2.8%, which is based on the estimated after tax cost of debt for similar companies. At April 28, 2018, the current portion of the royalty obligation to be paid over the next twelve months is $1.5 million and is reported as a current liability and the remainder of $11.4 million is reported as a long-term liability on the Company’s condensed consolidated balance sheet. For the first quarter of fiscal 2019, the Company incurred $0.5 million in excess royalty expense, which is included in cost of goods sold in the Company’s condensed consolidated statement of income for the three months ended April 28, 2018. A total of $0.9 million of excess royalty is payable at April 28, 2018 and reported as a current liability on the Company’s condensed consolidated balance sheet.

In connection with the Honeywell Agreement, the Company also entered into a Transition Services Agreement (“TSA”) with Honeywell related to the transfer of the manufacturing and repair of the licensed printers from their current locations to AstroNova’s plant in West Warwick, Rhode Island. Subject to the completion of the terms of the TSA by Honeywell International, the Company may be required to make an additional payment of $0.4 million to acquire an additional repair facility revenue stream. At the end of the first quarter of fiscal 2019, the Company determined that this payment was probable and recorded a $0.4 million contingent liability which is included as a current liability in the condensed consolidated balance sheet at April 28, 2018. The additional $0.4 million TSA obligation was included as part of the Honeywell Agreement purchase price and recorded as an increase to the related intangible asset.

Under the terms of the TSA, the Company is required to pay for certain expenses incurred by Honeywell during the period in which product manufacturing is transferred to the Company’s facilities. In the first quarter of fiscal 2019, a change in accounting estimates for product costs and operating expenses related to the TSA resulted in an increase of $1.0 million in operating income ($0.8 million net of tax or $0.12 per diluted share). In addition, in the period ending April 28, 2018, a change in accounting estimates for revenue subject to customer rebates under the Honeywell Agreement increased operating income by $0.4 million ($0.3 million net of tax or $0.05 per diluted share). These changes in accounting estimates were the result of actual amounts billed and received differing from initial estimates.

Transaction costs incurred for this acquisition were $0.3 million and were included as part of the purchase price.

The assets acquired in connection with the acquisition were recorded by the Company at their estimated relative fair values as follows:

(In thousands)
Inventory	$1,411
Identifiable Intangible Assets	27,243

Total Purchase Price	$28,654

The purchase price, including the initial payment, the minimum royalty payment obligation, transaction costs, and the subsequent TSA $0.4 million obligation, were allocated based on the relative fair value of the assets acquired. The fair value of the intangible assets acquired was estimated by applying the income approach. These fair value measurements are based on significant inputs that are not observable in the market and therefore represent a Level 3 measurement as defined in ASC 820, “Fair Value Measurement and Disclosure.” Key assumptions in estimating the fair value of the intangibles include (1) the remaining life of the intangibles based on the term of the Honeywell Asset Purchase and License Agreement of 10 years, (2) a range of annual earnings projections from $3.9 million – $5.4 million and (3) the Company’s internal rate of return of 21.0%.

The acquired identifiable intangible assets are as follows:

(In thousands)	Fair Value	Useful Life (Years)
Customer Contract Relationships	$27,243	10

Trojan Label

On February 1, 2017, our wholly-owned Danish subsidiary, ANI ApS, completed the acquisition of the issued and outstanding equity interests of TrojanLabel ApS (TrojanLabel). The purchase price of this acquisition was 62.9 million Danish Krone (approximately $9.1 million), net of cash acquired of 976,000 Danish Krone (approximately $0.1 million), of which 6.4 million Danish Krone (approximately $0.9 million) was placed in escrow to secure certain post-closing working capital adjustments and indemnification obligations of the sellers. In the first quarter of fiscal 2019, the Company settled the post-closing adjustments with TrojanLabel and recovered approximately 891,000 Danish Krone (approximately $145,000) of the amount held in escrow account, which was recognized as an adjustment to the allowance account for TrojanLabel receivables. The remaining escrow balance was retained by TrojanLabel.

(6) Net Income Per Common Share

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

	Three Months Ended
	April 28, 2018	April 29, 2017
Weighted Average Common Shares Outstanding—Basic	6,787,926	7,480,039
Effect of Dilutive Options and Restricted Stock Units	128,229	135,507

Weighted Average Common Shares Outstanding—Diluted	6,916,155	7,615,546

For the three months ended April 28, 2018 and April 29, 2017, the diluted per share amounts do not include common equivalent shares outstanding of 248,480 and 472,214, respectively, because their effect would have been anti-dilutive.

(7) Intangible Assets

Intangible assets are as follows:

	April 28, 2018					January 31, 2018
(In thousands)	Gross Carrying Amount		Accumulated Amortization	Currency Translation Adjustment	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Currency Translation Adjustment	Net Carrying Amount
Miltope:
Customer Contract Relationships	$3,100		$(1,516)	$—	$1,584	$3,100	$(1,438)	$—	$1,662
RITEC:
Customer Contract Relationships	2,830		(519)	—	2,311	2,830	(461)	—	2,369
Non-Competition Agreement	950		(538)	—	412	950	(491)	—	459
TrojanLabel:
Existing Technology	2,327		(445)	256	2,138	2,327	(350)	313	2,290
Distributor Relations	937		(125)	105	917	937	(99)	130	968
Honeywell:
Customer Contract Relationships	27,243	*	(1,678)	—	25,565	26,843	(958)	—	25,885

Intangible Assets, net	$37,387		$(4,821)	$361	$32,927	$36,987	$(3,797)	$443	$33,633

* Includes additional $0.4 million related to the TSA obligation incurred in the first quarter of fiscal 2019.

There were no impairments to intangible assets during the periods ended April 28, 2018 and April 29, 2017. With respect to the acquired intangibles included in the table above, amortization expense of $1,024,000 and $298,000, has been included in the condensed consolidated statements of income for the periods ended April 28, 2018 and April 29, 2017, respectively.

Estimated amortization expense for the next five fiscal years is as follows:

(In thousands)	Remaining 2019	2020	2021	2022	2023
Estimated amortization expense	$3,110	$4,246	$4,116	$4,028	$4,024

(8) Share-Based Compensation

During the three months ended April 28, 2018, we had one equity incentive plan pursuant to which we grant equity awards – the 2015 Equity Incentive Plan (the “2015 Plan”). Under this plan, the Company may grant incentive stock options, non-qualified stock options, stock appreciation rights, time or performance-based restricted stock units (RSUs), restricted stock awards (RSAs), and other stock-based awards to executives, key employees, directors and other eligible individuals. The 2015 Plan will expire in May 2025. Options granted to employees under the plan vest over four years and expire after ten years. The exercise price of each stock option is established at the discretion of the Compensation Committee; however, all options granted under the 2015 Plan must be issued at an exercise price of not less than the fair market value of the Company’s common stock on the date of grant. The 2015 Plan authorizes the issuance of up to 500,000 shares (subject to adjustment for stock dividends and stock splits), and at April 28, 2018, 99,284 shares were available for grant under the 2015 Plan.

Under the 2015 Plan, each non-employee director receives an automatic annual grant of ten-year options to purchase 5,000 shares of stock upon the adjournment of each annual shareholders meeting. Each such option is exercisable at the fair market value of the Company’s common stock as of the grant date, and vests immediately prior to the next annual shareholders’ meeting.

The Company has a Non-Employee Director Annual Compensation Program (the “Program”) under which each non-employee director receives an automatic grant of RSAs on the first business day of each fiscal quarter. Under the Program, the number of whole shares to be granted each quarter is equal to 25% of the number calculated by dividing the director compensation amount by the fair market value of the Company’s stock on such day. The director annual compensation amount was $65,000 in fiscal year 2018 and is $75,000 in fiscal year 2019. In addition, the Chairman of the Board receives RSAs with an aggregate value of $6,000, and the Chairs of the Audit and Compensation Committees each receive RSAs with an aggregate value of $4,000, also issued in quarterly installments and calculated in the same manner as the directors’ RSA grants. RSAs granted prior to March 30, 2017 became fully vested on the first anniversary of the date of grant. RSAs granted subsequent to March 30, 2017 become vested three months after the date of grant. A total of 8,542 and 7,233 shares were awarded to the non-employee directors as compensation under the Program in fiscal 2019 and 2018, respectively.

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

In March 2015 (fiscal year 2016), the Company granted 50,000 options and 537 RSAs to its Chief Executive Officer pursuant to an Equity Incentive Award Agreement dated as of November 24, 2014 (“CEO Equity Incentive Agreement”), and 35,000 options to other key employees.

In May 2015 (fiscal year 2016), the Company granted an aggregate of 80,000 time-based and 155,000 performance-based RSUs (“2016 RSUs”) to certain officers of the Company. The time-based 2016 RSUs vest in four equal annual installments commencing on the first anniversary of the grant date. The performance-based 2016 RSUs vest over three years based upon the increase in revenue, if any, achieved each fiscal year relative to a three-year revenue increase goal. Performance-based 2016 RSUs that are earned based on organic revenue growth are fully vested when earned, while those earned based on revenue growth via acquisitions vest annually over a three-year period following the fiscal year in which the revenue growth occurs. Any performance-based 2016 RSUs that were not earned at the end of fiscal 2018 were forfeited. The expense for such shares was recognized in the fiscal year in which the results were achieved, however, the shares were not fully earned until approved by the Compensation Committee in the first quarter of the following fiscal year. Based upon revenue in fiscal 2018, 2017 and 2016, 33,638, 9,025 and 15,810 shares of the performance based RSUs were earned in the first quarter of fiscal 2019, 2018 and 2017, respectively.

In March 2016 (fiscal year 2017), the Company granted 50,000 options and 4,030 RSAs to its Chief Executive Officer pursuant to the CEO Equity Incentive Agreement.

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

In April 2018 (fiscal year 2019), the Company granted 5,000 non-qualified options and 341 RSUs to a newly elected member of the Board of Directors.

Subsequent to quarter end, at the Company’s annual meeting of shareholders held on June 4, 2018, the Company’s shareholders approved the AstroNova, Inc. 2018 Equity Incentive Plan (the “2018 Plan”). The 2018 Plan provides for, among other things, the issuance of awards with respect to up to 650,000 shares of the Company’s common stock, plus an additional number of shares equal to the number of shares subject to awards granted under the 2018 Plan or the 2015 Plan that are, following the effectiveness of the 2018 Plan, forfeited, cancelled, satisfied without the issuance of stock, otherwise terminated (other than by exercise), or, for shares of stock issued pursuant to any unvested award, reacquired by the Company at not more than the grantee’s purchase price (other than by exercise). Following the approval of the 2018 Plan at the Company’s annual meeting of shareholders, the Company will not grant new equity awards pursuant to the 2015 Plan.

Share-based compensation expense was recognized as follows:

	Three Months Ended
(In thousands)	April 28, 2018	April 29, 2017
Stock Options	$156	$94
Restricted Stock Awards and Restricted Stock Units	204	74
Employee Stock Purchase Plan	3	3

Total	$363	$171

Stock Options

The fair value of stock options granted during the three months ended April 28, 2018 and April 29, 2017 was estimated using the following assumptions:

	Three Months Ended
	April 28, 2018	April 29, 2017
Risk Free Interest Rate	2.6%	1.7%
Expected Volatility	41.3%	36.6%
Expected Life (in years)	10.0	7.5
Dividend Yield	1.8%	2.1%

The weighted average fair value per share for options granted was $6.80 during the three months ended April 28, 2018, compared to $4.11 during the three months ended April 29, 2017.

Aggregated information regarding stock options granted under the 2015 Plan for the three months ended April 28, 2018, is summarized below:

	Number of Options	Weighted Average Exercise Price
Outstanding at January 31, 2018	745,270	$12.52
Granted	5,000	15.95
Exercised	(52,125)	10.76
Forfeited	(75)	14.20
Canceled	(3,700)	8.95

Outstanding at April 28, 2018	694,370	$12.70

Set forth below is a summary of options outstanding at April 28, 2018:

Outstanding				Exercisable
Range of Exercise prices	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Number of Shares	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Life
$5.00-10.00	123,381	$7.71	2.96	123,381	$7.71	2.96
$10.01-15.00	515,989	$13.64	7.45	307,397	$13.54	6.65
$15.01-20.00	55,000	$15.10	8.07	25,000	$15.01	7.88

	694,370	$12.70	6.70	455,778	$12.04	5.72

As of April 28, 2018, there was approximately $758,000 of unrecognized compensation expense related to stock options which is expected to be recognized over a weighted average period of approximately 2.6 years.

Restricted Stock Units (RSUs) and Restricted Stock Awards (RSAs)

Aggregated information regarding RSUs and RSAs granted under the Plan for the three months ended April 28, 2018 is summarized below:

	RSAs & RSUs	Weighted Average Grant Date Fair Value
Unvested at January 31, 2018	177,347	$13.99
Granted	8,883	13.51
Vested	(16,981)	13.75
Forfeited	(82,682)	14.05

Unvested at April 28, 2018	86,567	$13.95

As of April 28, 2018, there was approximately $491,000 of unrecognized compensation expense related to RSUs and RSAs which is expected to be recognized over a weighted average period of 1.2 years.

Employee Stock Purchase Plan

AstroNova has an Employee Stock Purchase Plan allowing eligible employees to purchase shares of common stock at a 15% discount from fair value on the first or last day of an offering period, whichever is less. A total of 247,500 shares were reserved for issuance under this plan. During the three months ended April 28, 2018 and April 29, 2017, there were 1,216 and 1,507 shares, respectively, purchased under this plan. As of April 28, 2018, 37,991 shares remain available.

(9) Inventories

Inventories are stated at the lower of cost (first-in, first-out) and net realizable value and include material, labor and manufacturing overhead. The components of inventories are as follows:

(In thousands)	April 28, 2018	January 31, 2018
Materials and Supplies	$14,690	$13,715
Work-In-Process	1,300	1,404
Finished Goods	16,229	17,210

	32,219	32,329
Inventory Reserve	(4,522)	(4,720)

	$27,697	$27,609

(10) Income Taxes

The Company’s effective tax rates for the period are as follows:

Three Months Ended
Fiscal 2019	18.2%
Fiscal 2018	22.3%

The Company determines its estimated annual effective tax rate at the end of each interim period based on full-year forecasted pre-tax income and facts known at that time. The estimated annual effective tax rate is applied to the year-to-date pre-tax income at the end of each interim period with the cumulative effect of any changes in the estimated annual effective tax rate being recorded in the fiscal quarter in which the change is determined. The tax effect of significant unusual items is reflected in the period in which they occur.

During the three months ended April 28, 2018, the Company recognized an income tax expense of approximately $181,000. The effective tax rate in this period was directly impacted by a $78,000 tax benefit related to the expiration of the statute of limitations on a previously uncertain tax position and a $30,000 tax benefit arising from windfall tax benefits related to the Company’s stock. During the three months ended April 29, 2017, the Company recognized an income tax expense of approximately $147,000. The effective tax rate in this period was directly impacted by a $71,000 tax benefit related to the expiration of the statute of limitations on a previously uncertain tax position and a $14,000 tax benefit arising from windfall tax benefits related to the Company’s stock.

The Company maintains a valuation allowance on some of its deferred tax assets in certain jurisdictions. A valuation allowance is required when, based upon an assessment of various factors, including recent operating loss history, anticipated future earnings, and prudent and reasonable tax planning strategies, it is more likely than not that some portion of the deferred tax assets will not be realized.

Unrecognized tax benefits represent the difference between tax positions taken or expected to be taken in a tax return and the benefits recognized for financial reporting purposes. As of April 28, 2018, the Company’s cumulative unrecognized tax benefits totaled $626,000 compared to $665,000 as of January 31, 2018. During the quarter, the Company was notified by the IRS that the fiscal 2015 and 2017 income tax returns were selected for audit. No adjustments have been raised at this time. There were no other developments affecting unrecognized tax benefits during the quarter ended April 28, 2018.

On December 22, 2017, the President signed into law the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act significantly changes U.S. tax law by, among other things, lowering the U.S. corporate income tax rate from 35% to 21% effective January 1, 2018. As a result of the Tax Act, we wrote down our net deferred tax assets as of January 31, 2018 by $1.0 million to reflect the estimated impact of the Tax Act. Accordingly, we recorded a corresponding provisional net one-time non-cash charge of $1.0 million, related to re-measurement of certain net deferred tax assets using the lower U.S. corporate income tax rate. We were capable of reasonably estimating the impact of the reduction to the U.S. Corporate tax rate on the deferred tax balances, however, the estimate may be affected by other aspects of the Tax Act.

The Tax Act taxes certain unrepatriated earnings and profits (E&P) of our foreign subsidiaries. In order to determine the Transition Tax, we must determine, along with other information, the amount of our accumulated post-1986 E&P for our foreign subsidiaries, as well as the non-U.S. income tax paid by those subsidiaries on such E&P. We were capable of reasonably estimating the one-time deemed repatriation tax and recorded a provisional expense of $0.1 million at January 31, 2018.

ASC 740, “Income Taxes,” requires a company to record the effects of a tax law change in the period of enactment. ASU 2018-05 allows a company to record a provisional amount when it does not have the necessary information available, prepared, or analyzed in reasonable detail to complete its accounting for the changes in the Tax Reform Act. The measurement period ends when the company has obtained, prepared and analyzed the information necessary to finalize its accounting, but cannot extend beyond one year from the date of enactment of the Tax Reform Act.

During the three months ended April 28, 2018, there were no changes made to the provisional amounts recognized in fiscal 2018. While we have substantially completed our provisional analysis of the income tax effects of the Tax Act and recorded a reasonable estimate of such effects, the net one-time charge related to the Tax Act may differ, possibly materially, due to, among other things, further refinement of our calculations, changes in interpretations and assumptions that we have made, additional guidance that may be issued by the U.S. Government, and actions and related accounting policy decisions we may take as a result of the Tax Act. We will complete our analysis over a one-year measurement period ending December 22, 2018, and any adjustments during this measurement period will be included in net earnings from continuing operations as an adjustment to income tax expense in the reporting period when such adjustments are determined.

The Tax Act also established a new law that affects fiscal 2019 and beyond, which includes, but is not limited to, (1) a reduction of the U.S. corporate income tax rate from 35% to 21%; (2) general elimination of U.S. federal income taxes on dividends from foreign subsidiaries; (3) a new limitation on the deduction of interest expense; (4) repeal of the domestic production activity deduction; (5) additional limitations on deduction of compensation for certain executives; (6) a new provision designed to tax global intangible low-taxed income (“GILTI”) which allows for the possibility of utilizing foreign tax credits (“FTCs”) and a deduction up to 50% to offset the income tax liability (subject to certain limitations); (7) the introduction of the base erosion anti-abuse tax which represents a new minimum tax; (8) limitations on utilization of FTCs to reduce U.S. income tax liability; (9) a new provision designed to provide a preferential tax rate for income derived by domestic corporations from servicing foreign markets (“FDII”) and (10) limitations on net operating losses (“NOLs”) generated after December 31, 2017 to 80% of taxable income.

(11) Credit Agreement

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

In connection with the Honeywell Purchase and License Agreement, on September 28, 2017, the Parties entered into a First Amendment to the Credit Agreement with the Lender. The First Amendment amended the existing Credit Agreement to permit the Honeywell Asset Purchase and License Agreement and temporarily increased the amount available for borrowing under the revolving credit facility from $10.0 million to $15.0 million. The initial upfront payment of $14.6 million for the Honeywell Agreement was paid using borrowings under the Company’s revolving credit facility.

On November 30, 2017, the Parties entered into a Second Amendment to the Credit Agreement with the Lender. The Second Amendment provided for a term loan to the Company in the principal amount of $15.0 million, in addition to the revolving credit facility for the Company and the term loan previously borrowed by ANI ApS at the original closing under the Credit Agreement. The proceeds from the term loan were used to repay the entire $14.6 million principal balance of the revolving loans outstanding under the revolving credit facility. The principal amount of the revolving credit facility which had been temporarily increased to $15.0 million was reduced to $10.0 million effective upon the closing of the Second Amendment and the maturity date for the revolving credit facility was extended to November 30, 2022.

On April 17, 2018, the Parties entered into a Third Amendment to the Credit Agreement with the Lender. The Third Amendment provides that no “Immaterial Subsidiary” will be required to become a guarantor or securing party under (unless requested by the Lender during default) or have its equity pledged pursuant to the Credit Agreement. The Third Amendment defines “Immaterial Subsidiary” as any subsidiary of the Company with (a) consolidated total assets that do not exceed 5.0% of the consolidated total assets of the Company and its subsidiaries and (b) revenues that do not exceed 5.0% of the consolidated revenues of the Company and its subsidiaries, as of the last day of the most recent fiscal quarter; provided that Immaterial Subsidiaries shall not account for, in the aggregate, more than 10% the of consolidated total assets or consolidated revenues of the Company and its subsidiaries.

In connection with the Credit Agreement, AstroNova and ANI ApS entered into certain hedging arrangements with the Lender to manage the variable interest rate risk and currency risk associated with its payments in respect of the term loans. Refer to Note 13, “Derivative Financial Instruments and Risk Management” for further information about these arrangements.

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

As of April 28, 2018, there are no borrowings against the revolving credit facility and we believe the Company is in compliance with all of the covenants in the Credit Agreement.

(12) Debt

Long-term debt in the accompanying condensed consolidated balance sheets is as follows:

(In thousands)	April 28, 2018	January 31, 2018
USD Term Loan with a rate equal to LIBOR plus a margin of 1.0% to 1.5%, (3.38% as of April 28, 2018 and 2.85% as of January 31, 2018), and maturity date of November 30, 2022	$13,500	$15,000
USD Term Loan with a rate equal to LIBOR plus a margin of 1.0% to 1.5%, (3.38% as of April 28, 2018 and 3.06% as of January 31, 2018), and maturity date of January 31, 2022	8,096	8,372
Debt Issuance Costs, net of accumulated amortization	(209)	(226)
Current Portion of Term Loan	(4,932)	(5,498)

Long-Term Debt	$16,455	$17,648

The schedule of required principal payments remaining during the next five years on long-term debt outstanding as of April 28, 2018 is as follows:

(In thousands)
Fiscal 2019	$4,932
Fiscal 2020	3,630
Fiscal 2021	5,208
Fiscal 2022	5,576
Fiscal 2023	2,250

$21,596

(13) Derivative Financial Instruments and Risk Management

The Company has entered into a cross-currency interest rate swap to manage the interest rate risk and foreign currency exchange risk associated with the floating-rate foreign currency-denominated term loan borrowing by our Danish Subsidiary and an interest rate swap to manage the interest rate risk associated with the variable rate $15.0 million term loan borrowing by the Company. In accordance with the guidance in ASC 815 “Derivatives and Hedging”, both swaps have been designated as cash flow hedges of floating-rate borrowings.

The cross-currency interest rate swap agreement utilized by the Company effectively modifies the Company’s exposure to interest rate risk and foreign currency exchange rate risk by converting approximately $8.9 million of the Company’s floating-rate debt denominated in U.S. Dollars on our Danish subsidiary’s books to a fixed-rate debt denominated in Danish Krone for the term of the loan, thus reducing the impact of interest-rate and foreign currency exchange rate changes on future interest expense and principal repayments. This swap involves the receipt of floating rate amounts in U.S. Dollars in exchange for fixed-rate interest payments in Danish Krone, as well as exchanges of principal at the inception spot rate, over the life of the term loan. As of April 28, 2018, the total notional amount of the Company’s cross-currency interest rate swap was $7.4 million and is included in other long term liabilities in the Company’s condensed consolidated balance sheet at its fair value amount of $1.2 million.

The interest rate swap agreement utilized by the Company on the $15.0 million term loan effectively modifies the Company’s exposure to interest rate risk by converting the Company’s floating-rate debt to fixed-rate debt for the next five years, thus reducing the impact of interest-rate changes on future interest expense. This swap involves the receipt of floating rate amounts in U.S. Dollars in exchange for fixed rate payments in U.S. dollars over the life of the term loan. As of April 28, 2018, the total notional amount of the Company’s interest rate swap was $13.5 million and is included in other assets in the Company’s condensed consolidated balance at its fair value amount of $0.2 million.

The following tables present the impact of the derivative instruments in our condensed consolidated financial statements for the three months ended April 28, 2018 and April 29, 2017:

	Amount of Gain (Loss) Recognized in OCI on Derivative		Location of Gain (Loss) Reclassified from Accumulated OCI into Income		Amount of Gain (Loss) Reclassified from Accumulated OCI into Income
Cash Flow Hedge (In thousands)	April 28, 2018	April 29, 2017			April 28, 2018	April 29, 2017
Swap contracts	$383	$(393)	Other Income	(Expense)	$256	$(320)

At April 28, 2018, the Company expects to reclassify approximately $0.4 million of net gains on the swap contracts from accumulated other comprehensive income (loss) to earnings during the next 12 months due to changes in foreign exchange rates and the payment of variable interest associated with the floating-rate debt.

(14) Accumulated Other Comprehensive Loss

The changes in the balance of accumulated other comprehensive loss by component are as follows:

(In thousands)	Foreign Currency Translation Adjustments	Unrealized Holding Gain/(Loss) on Available for Sale Securities	Net Unrealized Gain/(Loss) on Cash Flow Hedges	Total
Balance at January 31, 2018	$(178)	$(6)	$12	$(172)
Other Comprehensive Income (Loss) before reclassification	(269)	—	300	37
Amounts reclassified from AOCI to Earnings	—	6	(200)	(200)

Other Comprehensive Income (Loss)	(269)	6	100	(163)

Balance at April 28, 2018	$(447)	$—	$112	$(335)

The amounts presented above in other comprehensive loss are net of taxes except for translation adjustments associated with our German and Danish subsidiaries.

(15) Segment Information

AstroNova reports two segments: Product Identification and Test & Measurement (T&M). The Company evaluates segment performance based on the segment profit before corporate expenses.

Summarized below are the Revenue and Segment Operating Profit for each reporting segment:

	Three Months Ended
	Revenue		Segment Operating Profit
(In thousands)	April 28, 2018	April 29, 2017	April 28, 2018	April 29, 2017
Product Identification	$19,953	$18,646	$1,661	$2,492
T&M	11,534	5,812	2,257	71

Total	$31,487	$24,458	3,918	2,563

Corporate Expenses			2,653	1,856

Operating Income			1,265	707
Other Expense			(270)	(48)

Income Before Income Taxes			995	659
Income Tax Provision			181	147

Net Income			$814	$512

(16) Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

Income Taxes

In March 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-05—“Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118.” ASU 2018-05 provides guidance for companies related to the U.S. government-enacted comprehensive tax legislation commonly referred to as the Tax Act. ASU 2018-05 allows for a measurement period of up to one year after the enactment date of the Tax Act to finalize the recording of the related tax impacts. This ASU is effective immediately as new information is available to adjust provisional amounts that were previously recorded. The Company has adopted this standard in the first quarter of fiscal 2019 and expects the accounting for the tax effects of the Tax Act to be completed during the measurement period.

Revenue Recognition

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).” ASU 2014-09 completes the joint effort by the FASB and International Accounting Standards Board to improve financial reporting by creating common revenue recognition guidance for U.S. GAAP and International Financial Reporting Standards. ASU 2014-09 applies to all companies that enter into contracts with customers to transfer goods or services. Under this guidance, revenue is recognized when a customer obtains control of promised goods or services in an amount that reflects the consideration the entity expects to receive in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The Company adopted this guidance effective February 1, 2018 using the modified retrospective method. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements. Refer to Note 4, “Revenue Recognition” for further details.

Derivatives and Hedging

In August 2017, the FASB issued ASU 2017-12, “Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities.” The objective of this new guidance is to improve the financial reporting of hedging relationships by, among other things, eliminating the requirement to separately measure and record hedge ineffectiveness. ASU 2017-12 is effective for public companies for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years with early adoption permitted. We adopted the provisions of this guidance effective first quarter of fiscal 2019. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

Share-Based Compensation

In May 2017, the FASB issued ASU 2017-09 “Stock Compensation: Scope of Modification Accounting.” ASU 2017-09 provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting under ASC 718. The Company adopted this guidance effective February 1, 2018. The adoption of this guidance did not have a material impact on its consolidated financial statements.

Statement of Cash Flows

In August 2016, the FASB issued ASU 2016-15, “Classification of Certain Cash Receipts and Cash Payments (Topic 230).” ASU 2016-15 addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice for certain cash receipts and cash payments. The Company adopted this guidance affective February 1, 2018. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

Recent Accounting Pronouncements Not Yet Adopted

Comprehensive Income

In February 2018, the FASB issued ASU 2018-02, “Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.” ASU 2018-02 amends ASU Topic 220 and allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Act, to eliminate the stranded tax effects resulting from the Tax Act. This ASU is effective for fiscal years beginning after December 15, 2018 with early adoption permitted. The amendments in this update should be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act is recognized. The Company is currently evaluating the effect of this guidance on its consolidated financial statements.

Leases

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” ASU 2016-02 supersedes current guidance related to accounting for leases and is intended to increase transparency and comparability among organizations by requiring lessees to recognize assets and liabilities in the balance sheet for operating leases with lease terms greater than twelve months. The update also requires improved disclosures to help users of financial statements better understand the amount, timing and uncertainty of cash flows arising from leases. ASU 2016-02 will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years (Q1 fiscal 2020 for AstroNova), with early adoption permitted. At adoption, this update will be applied using a modified retrospective approach. The Company is currently evaluating the effect of this new guidance on its consolidated financial statements.

No other new accounting pronouncements, issued or effective during the first three months of the current year, have had or are expected to have a material impact on our consolidated financial statements.

(17) Fair Value

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

Fair value is applied to our financial assets and liabilities including money market funds, available for sale securities, derivative instruments and a contingent consideration liability relating to an earnout payment on future TrojanLabel operating results.

The following tables provide a summary of the financial assets and liabilities that are measured at fair value as of April 28, 2018 and January 31, 2018:

Assets measured at fair value:	Fair value measurement at April 28, 2018				Fair value measurement at January 31, 2018
(in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Money Market Funds (included in Cash and Cash Equivalents)	$4	$—	$—	$4	$1,798	$—	$—	$1,798
State and Municipal Obligations (included in Securities Available for Sale)	—	—	—	—	—	1,511	—	1,511
Swap Contracts (included in Other Assets)		176		176	—	101	—	101

Total assets	$4	$176	$—	$180	$1,798	$1,612	$—	$3,410

Liabilities measured at fair value:	Fair value measurement at April 28, 2018				Fair value measurement at January 31, 2018
(in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Swap Contracts (included in Other Liabilities)	$—	$1,166	$—	$1,166	$—	$1,513	$—	$1,513
Earnout liability (included in Other Liabilities)	—	—	15	15	—	—	15	15

Total liabilities	$—	$1,166	$15	$1,181	$—	$1,513	$15	$1,528

For our money market funds and municipal obligations, we utilize the market approach to measure fair value. The market approach is based on using quoted prices for identical or similar assets.

We also use the market approach to measure fair value of our derivative instruments. Derivative instruments were measured at fair value using readily observable market inputs, such as quotations on interest rates and foreign exchange rates, and is classified as Level 2 because they are an over-the-counter contract with a bank counterparty that is not traded in an active market.

The fair value of the earnout liability incurred in connection with the Company’s acquisition of TrojanLabel was determined using the option approach methodology which includes using significant inputs that are not observable in the market and therefore classified as Level 3. Key assumptions in estimating the fair value of the contingent consideration liability included (1) the estimated earnout targets over the next seven years of $0.5 million-$1.4 million, (2) the probability of success (achievement of the various contingent events) from 0.0%-0.9% and (3) a risk-adjusted discount rate of approximately 2.68%-4.9% used to adjust the probability-weighted earnout payments to their present value. At each reporting period, the contingent consideration liability is recorded at its fair value with changes reflected in general and administrative expense in the condensed consolidated statements of operations. There was no change in the fair value of the earnout liability for the quarter ended April 28, 2018.

Assets and Liabilities Not Recorded at Fair Value

As of April 28, 2018, the Company’s long-term debt, including the current portion of long-term debt not reflected in the financial statements at fair value, is reflected in the table below:

	Fair Value Measurement at April 28, 2018
(In thousands)	Level 1	Level 2	Level 3	Total	Carrying Value
Long-Term debt and related current maturities	$—	$—	$22,825	$22,825	$21,596

The fair value of the Company’s long-term debt, including the current portion, is estimated by discounting the future cash flows using current interest rates at which similar borrowings with the same maturities would be made to borrowers with similar credit ratings and is classified as Level 3.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Business Overview

This section should be read in conjunction with the AstroNova condensed consolidated financial statements included elsewhere herein and our Annual Report on Form 10-K for the fiscal year ended January 31, 2018.

AstroNova is a multi-national enterprise that leverages its proprietary data visualization technologies to design, develop, manufacture, distribute and service a broad range of products that acquire, store, analyze and present data in multiple formats. The Company organizes its structure around a core set of competencies, including research and development, manufacturing, service, marketing and distribution. It markets and sells its products and services through the following two segments:

•	Product Identification—offers product identification and digital label printer hardware, software, servicing contracts, parts and supplies. Supplies includes the media (substrate) and ink, toner, and thermal transfer ribbon used with the Company’s printers and the various parts used to maintain the printers.

•	Test and Measurement (T&M)—offers a suite of products and services that acquire data from local and networked data stream and sensors as well as wired and wireless networks. The recorded data is processed and analyzed and then stored and presented in various visual output formats. The T&M segment also includes a line of aerospace printers that are used to print hard copies of data required for the safe and efficient operation of aircraft, including navigation maps, arrival and departure procedures, flight itineraries, weather maps, performance data, passenger data, and various air traffic control data. Aerospace products also include Ethernet switches which are used in military aircraft and vehicles to connect multiple computers or Ethernet devises.

The Company markets and sells its products and services globally through a diverse distribution structure of direct sales personnel, manufacturers’ representatives and authorized dealers that deliver a full complement of branded products and services to customers in our respective markets.

On September 28, 2017, AstroNova entered into an Asset Purchase and License Agreement with Honeywell International, Inc. (the “Honeywell Agreement”) pursuant to which it acquired the exclusive perpetual world-wide license to manufacture Honeywell’s narrow format flight deck printers for the Boeing 737 and Airbus 320 aircraft. Revenue from the sales of these printers is reported as part of our Test & Measurement segment beginning in the third quarter of fiscal year 2018. Refer to Note 5, “Acquisitions,” in the condensed consolidated financial statements included elsewhere in this report.

Results of Operations

Three Months Ended April 28, 2018 vs. Three Months Ended April 29, 2017

Revenue by segment and current quarter percentage change over prior year for the three months ended April 28, 2018 and April 29, 2017 were:

(Dollars in thousands)	April 28, 2018	As a % of Revenue	April 29, 2017	As a % of Revenue	% Change Over Prior Year
Product Identification	$19,953	63.4%	$18,646	76.2%	7.0%
T&M	11,534	36.6%	5,812	23.8%	98.5%

Total	$31,487	100.0%	$24,458	100.0%	28.7%

Revenue for the first quarter of the current year was $31.5 million, representing a 28.7% increase compared to the previous year first quarter revenue of $24.5 million. Revenue through domestic channels for the current year first quarter was $19.2 million, an increase of 22.6% over the prior year’s first quarter. International revenue for the first quarter of the current year was $12.3 million, a 39.7% increase over the previous year first quarter and represents 39% of AstroNova’s first quarter’s revenue. Current year first quarter international revenue includes a favorable foreign exchange rate impact of $0.8 million.

Hardware revenue in the current quarter was $12.0 million, an increase compared to prior year’s first quarter revenue of $7.3 million, primarily due to the increase in Test & Measurement hardware sales of aerospace printers related to the Honeywell Agreement entered into at the end of the third quarter of the prior year. Supplies revenue in the current quarter was $16.7 million, a 12.5% increase over prior year’s first quarter supplies revenue of $14.8 million. The current quarter increase in supplies revenue compared to the first quarter of the prior year is primarily attributable to increases in revenue of both digital color printer supplies and label and tag products within the Product Identification segment, as well as an increase in sales of Test & Measurement supplies during the current quarter.

Service and other revenues of $2.8 million in the current quarter increased 20.9% from prior year first quarter service and other revenues of $2.3 million, primarily due to an increase in customer demand for repair services and parts during the first quarter of the current year.

Current year first quarter gross profit was $12.1 million, a 30.1% increase compared to prior year first quarter gross profit of $9.3 million. The Company’s current quarter gross profit margin of 38.5% reflects a 0.5 percentage point increase from the prior year first quarter gross profit margin of 38.0%. The higher gross profit and related profit margin for the current quarter compared to prior year is primarily attributable to increased sales and favorable product mix.

Operating expenses for the current quarter were $10.8 million, an increase compared to prior year first quarter operating expenses of $8.6 million. Specifically, selling and marketing expenses for the current quarter increased to $6.5 million compared to $5.2 million in the first quarter of the prior year due primarily to the amortization of the Company’s identifiable intangibles purchased in connection with the Honeywell Agreement. G&A expenses increased in the first quarter to $2.7 million compared to $1.9 million in the prior year first quarter. The increase is primarily due to an increase in bonus and share based compensation for the first quarter of the current year. R&D expenses were $1.7 million in the current quarter, compared to $1.5 million in the prior year first quarter. The R&D spending as a percentage of revenue for the current quarter is 5.4% compared to 6.2% for the same period of the prior year.

Other expense in the first quarter of the fiscal 2019 was $0.3 million compared to $48 thousand in the prior year first quarter. Current quarter other expense includes interest expense on debt of $0.2 million and foreign exchange loss of $0.1 million. Other expense for the first quarter of fiscal 2018 includes interest expense on debt of $20 thousand and foreign exchange loss of $54 thousand, partially offset by investment and other income of $25 thousand.

The provision for federal, state and foreign income taxes for the first quarter of the current year was $0.2 million which includes a benefit of $78 thousand related to the statute of limitations expiring on a previous uncertain tax position and a $30 thousand benefit related to windfall tax benefits related to the Company’s stock and reflects an effective tax rate of 18.2%. This compares to the prior year’s first quarter tax provision on income of $0.1 million which included a benefit of $71 thousand related to the statute of limitations expiring on a previous uncertain tax position and a $14 thousand benefit related to windfall tax benefits related to the Company’s stock and reflected an effective tax rate of 22.3%.

The Company reported net income of $0.8 million or $0.12 per diluted share for the first quarter of the current year, which included after-tax income of $0.8 million, or $0.12 per diluted share, as a result of a change in accounting estimates for product cost and operating expenses related to a transition services agreement entered into with Honeywell in connection with the Honeywell Agreement. In addition, during the first quarter of fiscal 2019, a change in accounting estimate for revenue subject to customer rebates under the Honeywell Agreement increased net income by $0.3 million or $0.05 per diluted share. On a comparable basis, net income for the prior year first quarter was $0.5 million or $0.07 per diluted share. Return on revenue was 2.6% for the first quarter of fiscal 2019 compared to 2.1% for the first quarter of fiscal 2018.

Segment Analysis

The Company reports two segments: Product Identification and Test & Measurement (T&M) and evaluates segment performance based on the segment profit before corporate and financial administration expenses. Summarized below are the Revenue and Segment Operating Profit for each reporting segment:

	Three Months Ended
	Revenue		Segment Operating Profit
(In thousands)	April 28, 2018	April 29, 2017	April 28, 2018	April 29, 2017
Product Identification	$19,953	$18,646	$1,661	$2,492
T&M	11,534	5,812	2,257	71

Total	$31,487	$24,458	3,918	2,563

Corporate Expenses			2,653	1,856

Operating Income			1,265	707
Other Expense			(270)	(48)

Income Before Income Taxes			995	659
Income Tax Provision			181	147

Net Income			$814	$512

Product Identification

Revenue from the Product Identification segment increased 7.0% in the first quarter of the current year, with revenue of $20.0 million compared to $18.6 million in the same period of the prior year. Hardware revenue increased 6.3% compared to prior year primarily due to the increase in demand for Kiaro! brand printers. The current year first quarter also received a strong contribution from the supplies product line revenue which increased 7.2% from the same period in the prior year. The current quarter increase in supplies revenue is due to the continued increase in demand for digital color printer supplies, which has experienced double-digit growth in the current year first quarter compared to the same period in the prior year. The increase in sales of label and tag products for the current quarter also contributed to the increase in supplies revenue. The Product Identification segment current quarter segment operating profit was $1.7 million, reflecting a profit margin of 8.3%. This compares to prior year’s first quarter segment profit of $2.5 million and related profit margin of 13.3%. The decline in Product Identification current year first quarter segment operating margin is primarily due to product mix and higher manufacturing and operating expenses.

Test & Measurement—T&M

Revenue from the T&M products was $11.5 million for the first quarter of the current fiscal year, representing a 98.5% increase compared to revenue of $5.8 million for the same period in the prior year. The increase is due primarily to the increase in hardware sales of aerospace printers as a result of the Honeywell Agreement entered into at the end of the third quarter of the prior year. The T&M segment first quarter segment operating profit of $2.3 million and 19.6% profit margin compared to the prior year segment operating profit of $71 thousand and related operating margin of 1.2%. The increase in segment operating profit and related margin were due to higher sales revenue and favorable product mix.

Financial Condition and Liquidity

Overview

Our primary source of liquidity is cash generated from operating activities. We may also utilize amounts available under our revolving credit facility, as described below, to supplement operating activities and to fund a portion of our capital expenditures, contractual contingent consideration obligations, and future acquisitions. We believe that our current level of cash and short-term financing capabilities along with future cash flows from operations will be sufficient to meet our operating and capital needs for at least the next 12 months.

During the first quarter of fiscal 2019, we converted our securities available for sale to cash. Our cash and cash equivalents at the end of the first quarter were $6.8 million and we had $10.0 million available under our revolving credit facility.

Indebtedness

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

In connection with the Honeywell Purchase and License Agreement, on September 28, 2017, the Parties entered into a First Amendment to the Credit Agreement with the Lender. The First Amendment amended the existing Credit Agreement to permit the Honeywell Agreement and temporarily increased the amount available for borrowing under the revolving credit facility from $10.0 million to $15.0 million. The initial upfront payment of $14.6 million for the Honeywell Agreement was paid using borrowings under the Company’s revolving credit facility.

On November 30, 2017, the Parties entered into a Second Amendment to the Credit Agreement with the Lender. The Second Amendment provided for a term loan to the Company in the principal amount of $15.0 million, in addition to the revolving credit facility for the Company and the term loan previously borrowed by ANI ApS at the original closing under the Credit Agreement. The proceeds from the term loan were used to repay the entire $14.6 million principal balance of the revolving loans outstanding under the revolving credit facility. The principal amount of the revolving credit facility which had been temporarily increased to $15.0 million was reduced to $10.0 million effective upon closing of the Second Amendment and the maturity date was extended to November 30, 2022.

On April 17, 2018, the Parties entered into a Third Amendment to the Credit Agreement with the Lender. The Third Amendment provides that no “Immaterial Subsidiary” will be required to become a guarantor or securing party under (unless requested by the Lender during default) or have its equity pledged pursuant to the Credit Agreement. The Third Amendment defines “Immaterial Subsidiary” as any subsidiary of the Company with (a) consolidated total assets that do not exceed 5.0% of the consolidated total assets of the Company and its subsidiaries and (b) revenues that do not exceed 5.0% of the consolidated revenues of the Company and its subsidiaries, as of the last day of the most recent fiscal quarter; provided that Immaterial Subsidiaries shall not account for, in the aggregate, more than 10% the of consolidated total assets or consolidated revenues of the Company and its subsidiaries.

In connection with the Credit Agreement, AstroNova and ANI ApS entered into certain hedging arrangements with the Lender to manage the variable interest rate risk and currency risk associated with its payments in respect of the term loans.

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

The Lender is entitled to accelerate repayment of the loans and to terminate its revolving credit commitment under the Credit Agreement upon the occurrence of any of various customary events of default.

As of April 28, 2018, there were no borrowings against the revolving credit facility and we believe the Company is in compliance with all of the covenants in the Credit Agreement.

Cash Flow

The Company’s statements of cash flows for the three months ended April 28, 2018 and April 29, 2017 are included on page 6 of this report. Net cash used by operating activities was $2.1 million for the first quarter of fiscal 2019 compared to $0.8 million for the same period of the previous year. The increase in net cash used by operations for the current quarter is primarily due to increased cash used for working capital and increase in non-cash amortization related to the Honeywell acquisition. The combination of changes in accounts receivable, inventory, accounts payable and accrued expenses decreased cash by $5.0 million in for the first quarter of fiscal 2019, compared to a decrease of $2.1 million for the same period in fiscal 2018. The accounts receivable balance increased to $25.3 million at the end of the first quarter compared to $22.4 at year end and the collection cycle increased to 63 days compared to 55 days at year end. The inventory balance was $27.7 million at the end of the first quarter of fiscal 2019, compared to $27.6 million at year end and inventory days on hand increased to 129 days at the end of the current quarter from 124 days at the prior year end.

The decreased cash and investment position at April 28, 2018, primarily resulted from increased cash used in operations as discussed above, principal payments of long-term debt of $1.8 million, dividends paid of $0.5 million and cash used to acquire property, plant and equipment of $0.5 million.

The Company’s backlog increased 11.7% from year-end to $23.9 million at the end of the first quarter of fiscal 2019.

Contractual Obligations, Commitments and Contingencies

There have been no material changes to our contractual obligations as disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2018, other than those which occur in the ordinary course of business.

Critical Accounting Policies, Commitments and Certain Other Matters

In the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2018, the Company’s most critical accounting policies and estimates upon which our financial status depends were identified as those relating to revenue recognition, warranty claims, bad debts, inventories, income taxes, long-lived assets, goodwill and share-based compensation. We considered the disclosure requirements of Financial Release (“FR”) 60 regarding critical accounting policies and FR-61 regarding liquidity and capital resources, certain trading activities and related party disclosures, and concluded that nothing materially changed during the quarter that would warrant further disclosure under these releases.

Forward-Looking Statements

This Quarterly Report on Form 10-Q may contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are not statements of historical fact, but rather reflect our current expectations concerning future events and results. We generally use the words “believes,” “expects,” “intends,” “plans,” “anticipates,” “likely,” “continues,” “may,” “will,” and similar expressions to identify forward-looking statements. Such forward-looking statements, including those concerning our expectations, involve risks, uncertainties and other factors, some of which are beyond our control, which may cause our actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements. Factors which could cause actual results to differ materially from those anticipated include, but are not limited to (a) general economic, financial and business conditions; (b) declining demand in the test and measurement markets, especially defense and aerospace; (c) competition in the specialty printer industry; (d) ability to develop market acceptance of our products and effective design of customer required features; (e) competition in the data acquisition industry; (f) the impact of changes in foreign currency exchange rates on the results of operations; (g) the ability to successfully integrate acquisitions and realize benefits from divestitures; (h) the business abilities and judgment of personnel and changes in business strategy; (i) the efficacy of research and development investments to develop new products; (j) the launching of significant new products which could result in unanticipated expenses; (k) bankruptcy or other financial problems at major suppliers or customers that could cause disruptions in the Company’s supply chain or difficulty in collecting amounts owed by such customers; and (l) other risks included under “Item 1A-Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2018. We assume no obligation to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by law.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

During the three months ended April 28, 2018, there were no material changes to our market risk disclosures as set forth in Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended January 31, 2018.

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

In addition to the other information set forth in this Quarterly Report on Form 10-Q, one should carefully consider the factors discussed in Part I, Item 1A “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2018, which could materially affect our business, financial condition or future operating results. The risks described in our Annual Report on 10-K are not the only risks that could affect our business, as additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results as well as adversely affect the value of our common stock.

There have been no material updates to the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2018.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the first quarter of fiscal 2019, the Company made the following repurchases of its common stock:

	Total Number of Shares Repurchased		Average Price paid Per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Be Purchased Under The Plans or Programs
February 1—February 28	—		$—		—	390,000
March 1—March 31	3,469	(a)(b)(c)	$14.28	(a)(b)(c)	—	390,000
April 1—April 29	4,925	(d)	$15.95	(d)	—	390,000

(a)	Employees of the Company delivered 2,383 shares of the Company’s common stock toward the satisfaction of taxes due with respect to vesting of restricted shares. The shares delivered were valued at an average market value of $14.26 per share and are included with treasury stock in the consolidated balance sheet. This transaction did not impact the number of shares authorized for repurchase under the Company’s current repurchase program.
(b)	The Company’s Chief Executive Officer delivered 456 shares of the Company’s common stock toward the satisfaction of taxes due with respect to vesting of restricted shares. The shares delivered were valued at an average market value of $14.47 per share and are included with treasury stock in the consolidated balance sheet. This transaction did not impact the number of shares authorized for repurchase under the Company’s current repurchase program.
(c)	Employees of the Company delivered 630 shares of the Company’s common stock to satisfy the exercise price for 1,000 stock options exercised. The shares delivered were valued at an average market value of $14.23 per share and are included with treasury stock in the consolidated balance sheet. This transaction did not impact the number of shares authorized for repurchase under the Company’s current repurchase program.
(d)	An employee of the Company delivered 4,925 shares of the Company’s common stock to satisfy the exercise price for 9,975 stock options exercised. The shares delivered were valued at an average market value of $15.95 per share and are included with treasury stock in the consolidated balance sheet. This transaction did not impact the number of shares authorized for repurchase under the Company’s current repurchase program.

Item 6.	Exhibits

3A	Restated Articles of Incorporation of the Company and all amendments thereto (incorporated by reference to Exhibit 3A to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2016).

3B	By-laws of the Company as amended to date (incorporated by reference to Exhibit 3B to the Company’s Annual Report on Form 10-Q for the fiscal year ended January 31, 2008 (File no. 000-13200)).

10.1	Third Amendment to the Credit Agreement, dated April 17, 2018, by and among AstroNova, Inc., ANI ApS, Trojan Label ApS and Bank of America, N.A.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from Registrant’s Quarterly Report on Form 10-Q for the period ended April 28, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to the Condensed Consolidated Financial Statements. Filed electronically herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASTRONOVA, INC. (Registrant)

Date: June 6, 2018	By	/s/ Gregory A. Woods
Gregory A. Woods,
President and Chief Executive Officer
(Principal Executive Officer)

	By	/s/ David S. Smith
David S. Smith,
Vice President, Chief Financial Officer and Treasurer (Principal
Accounting Officer and Principal Financial Officer)