Form 10-Q
period 2018-07-28
AstroNova, Inc.
filed 2018-09-05
CIK 8146

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 28, 2018

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

Common Stock, $.05 Par Value – 6,923,883 shares

(excluding treasury shares) as of August 30, 2018

ASTRONOVA, INC.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

ASTRONOVA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, Except Share Data)

	July 28, 2018	January 31, 2018
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$5,949	$10,177
Securities Available for Sale	—	1,511
Accounts Receivable, net	24,048	22,400
Inventories, net	28,396	27,609
Prepaid Expenses and Other Current Assets	1,767	1,251

Total Current Assets	60,160	62,948
PROPERTY, PLANT AND EQUIPMENT	43,559	42,877
Less Accumulated Depreciation	(34,034)	(33,125)

Property, Plant and Equipment, net	9,525	9,752
OTHER ASSETS
Intangible Assets, net	31,788	33,633
Goodwill	12,466	13,004
Deferred Tax Assets	1,827	1,829
Other Assets	1,304	1,147

Total Other Assets	47,385	49,613

TOTAL ASSETS	$117,070	$122,313

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts Payable	$6,082	$11,808
Accrued Compensation	3,294	2,901
Other Liabilities and Accrued Expenses	3,380	2,414
Current Portion of Long-Term Debt	5,024	5,498
Current Portion of Royalty Obligation	1,625	1,625
Revolving Credit Facility	1,500	—
Current Liability – Excess Royalty Payment Due	1,377	615
Deferred Revenue	366	367
Income Taxes Payable	236	684

Total Current Liabilities	22,884	25,912
NON CURRENT LIABILITIES
Long-Term Debt, net of current portion	15,249	17,648
Royalty Obligation, net of current portion	10,901	11,760
Deferred Tax Liabilities	623	698
Other Liabilities	1,925	2,648

TOTAL LIABILITIES	51,582	58,666
SHAREHOLDERS’ EQUITY
Common Stock, $0.05 Par Value, Authorized 13,000,000 shares; Issued 10,136,497 shares and 9,996,120 shares at July 28, 2018 and January 31, 2018, respectively	507	500
Additional Paid-in Capital	51,877	50,016
Retained Earnings	46,761	45,700
Treasury Stock, at Cost, 3,259,473 and 3,227,942 shares at July 28, 2018 and January 31, 2018, respectively	(32,960)	(32,397)
Accumulated Other Comprehensive Loss, net of tax	(697)	(172)

TOTAL SHAREHOLDERS’ EQUITY	65,488	63,647

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$117,070	$122,313

See Notes to condensed consolidated financial statements (unaudited).

ASTRONOVA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, Except Per Share Data)

(Unaudited)

	Three Months Ended		Six Months Ended
	July 28, 2018	July 29, 2017	July 28, 2018	July 29, 2017
Revenue	$33,807	$27,483	$65,294	$51,941
Cost of Revenue	20,408	17,224	39,784	32,376

Gross Profit	13,399	10,259	25,510	19,565
Operating Expenses:
Selling and Marketing	6,397	5,315	12,898	10,426
Research and Development	2,029	1,675	3,721	3,307
General and Administrative	2,808	2,327	5,462	4,183

Operating Expenses	11,234	9,317	22,081	17,916

Operating Income, net	2,165	942	3,429	1,649
Other Income (Expense)	(512)	16	(782)	(33)

Income before Income Taxes	1,653	958	2,647	1,616
Income Tax Provision	459	231	639	378

Net Income	$1,194	$727	$2,008	$1,238

Net Income per Common Share—Basic:	$0.17	$0.11	$0.29	$0.17

Net Income per Common Share—Diluted:	$0.17	$0.11	$0.29	$0.17

Weighted Average Number of Common Shares Outstanding:
Basic	6,860	6,727	6,825	7,097
Diluted	7,083	6,838	6,999	7,218
Dividends Declared Per Common Share	$0.07	$0.07	$0.14	$0.14

See Notes to condensed consolidated financial statements (unaudited).

ASTRONOVA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	July 28, 2018	July 29, 2017	July 28, 2018	July 29, 2017
Net Income	$1,194	$727	$2,008	$1,239
Other Comprehensive Income (Loss), Net of Taxes and Reclassification Adjustments:
Foreign Currency Translation Adjustments	(349)	540	(618)	319
Change in Value of Derivatives Designated as Cash Flow Hedge	245	(501)	545	(760)
Losses (Gains) from Cash Flow Hedges Reclassified to Income Statement	(255)	492	(455)	703
Unrealized Holding Gain (Loss) on Securities Available for Sale	—	(5)	—	7
Realized Gain (Loss) on Securities Available for Sale reclassified to income statement	(3)	—	3	—

Other Comprehensive Income (Loss)	(362)	526	(525)	269

Comprehensive Income	$832	$1,253	$1,483	$1,508

See Notes to condensed consolidated financial statements (unaudited).

ASTRONOVA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Six Months Ended
	July 28, 2018	July 29, 2017
Cash Flows from Operating Activities:
Net Income	$2,008	$1,238
Adjustments to Reconcile Net Income to Net Cash Provided (Used) by Operating Activities:
Depreciation and Amortization	3,088	1,461
Amortization of Debt Issuance Costs	26	14
Share-Based Compensation	829	580
Deferred Income Tax Provision	(67)	4
Changes in Assets and Liabilities, Net of Impact of Acquisition:
Accounts Receivable	(2,002)	336
Inventories	(1,080)	221
Income Taxes	(201)	(255)
Accounts Payable and Accrued Expenses	(4,554)	(2,113)
Other	(671)	193

Net Cash Provided (Used) by Operating Activities	(2,624)	1,679
Cash Flows from Investing Activities:
Proceeds from Sales/Maturities of Securities Available for Sale	1,511	1,601
Cash Paid for TrojanLabel Acquisition, net of cash acquired	—	(9,007)
Honeywell Asset Purchase and License Agreement—TSA Agreement	(400)	—
Payments Received on Line of Credit Issued to Label Line	—	60
Additions to Property, Plant and Equipment	(848)	(983)

Net Cash Provided (Used) by Investing Activities	263	(8,329)
Cash Flows from Financing Activities:
Net cash proceeds from Common Shares Issued Under Employee Benefit Plans and Employee Stock Option Plans, Net of Payment of Minimum Tax Withholdings	477	424
Purchase of Treasury Stock	—	(11,238)
Proceeds from Issuance of Long-Term Debt	—	9,200
Borrowings under Revolving Credit Facility	3,000	—
Repayments under Revolving Credit Facility	(1,500)	—
Principal Payments of Long-Term Debt	(2,908)	(276)
Payments of Debt Issuance Costs	—	(155)
Dividends Paid	(960)	(997)

Net Cash Provided (Used) by Financing Activities	(1,891)	(3,042)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	24	423

Net Increase (Decrease) in Cash and Cash Equivalents	(4,228)	(9,269)
Cash and Cash Equivalents, Beginning of Period	10,177	18,098

Cash and Cash Equivalents, End of Period	$5,949	$8,829

Supplemental Disclosures of Cash Flow Information:
Cash Paid During the Period for Interest	$329	$30
Cash Paid During the Period for Income Taxes, Net of Refunds	$1,639	$584
Schedule of Non-Cash Financing Activities:
Value of Shares Received in Satisfaction of Option Exercise Price	$366	$231

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

We adopted this standard using the modified retrospective method and have applied the guidance to all contracts within the scope of ASC Topic 606 as of the February 1, 2018 adoption date. Under ASC Topic 606, based on the nature of our contracts and consistent with prior practice, we recognize the large majority of our revenue upon shipment, which is when the performance obligation has been satisfied. Accordingly, the adoption of this standard did not have a material impact on our revenue recognition and there was no cumulative effective adjustment as of February 1, 2018 as a result of the adoption of ASC Topic 606.

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

Shipping and handling activities that occur after control over a product has transferred to a customer are accounted for as fulfillment activities rather than performance obligations, as allowed under a practical expedient provided by ASC Topic 606. The shipping and handling fees charged to customers are recognized as revenue and the related costs are included in cost of revenue at the point in time when ownership of the product is transferred to the customer.

We may perform service at the request of the customer, generally for the repair and maintenance of products previously sold. These services are short in duration, typically less than one month, and total less than 9.0% of revenue for the six months ended July 28, 2018. Revenue is recognized as services are rendered and accepted by the customer. We also provide service agreements on certain of our Product Identification equipment. Service agreements are purchased separately from the equipment and provide for the right to obtain service and maintenance on the equipment for a period of typically one to two years. Accordingly, revenue on these agreements is recognized over the term of the agreements. The portion of service agreement contracts that are uncompleted at the end of any reporting period are included in deferred revenue.

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

Revenues disaggregated by primary geographic markets and major product type are as follows:

Primary geographical markets:

	Three Months Ended		Six Months Ended
(In thousands)	July 28, 2018	July 29, 2017	July 28, 2018	July 29, 2017
United States	$19,977	$17,249	$39,210	$32,932
Europe	7,885	7,391	15,719	13,774
Canada	1,648	1,250	3,094	2,426
Asia	2,537	797	3,976	1,087
Central and South America	1,102	652	2,156	1,484
Other	658	144	1,139	238

Total Revenue	$33,807	$27,483	$65,294	$51,941

Major product type:

	Three Months Ended		Six Months Ended
(In thousands)	July 28, 2018	July 29, 2017	July 28, 2018	July 29, 2017
Hardware	$12,904	$8,601	$24,881	$15,890
Supplies	17,883	16,282	34,584	31,127
Service and Other	3,020	2,600	5,829	4,924

Total Revenue	$33,807	$27,483	$65,294	$51,941

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

Contract Assets and Liabilities

We normally do not have contract assets, which are primarily unbilled accounts receivable that are conditional on something other than the passage of time. Our contract liabilities, which represent billings in excess of revenue recognized, are related to advanced billings for purchased service agreements and extended warranties and were $366,000 and $367,000 at July 28, 2018 and January 31, 2018, respectively, and are recorded as deferred revenue in the condensed consolidated balance sheet. The slight decrease in the deferred revenue at July 28, 2018 is primarily due to approximately $403,000 of revenue recognized during the period that was included in the deferred revenue balance at January 31, 2018, offset by cash payments received in advance of satisfying performance obligations.

Contract Costs

We recognize an asset for the incremental direct costs of obtaining a contract with a customer if we expect the benefit of those costs to be longer than one year. We have determined that certain costs related to obtaining sales contracts for our aerospace printer products meet the requirement to be capitalized. These costs are deferred and amortized based on the forecasted number of units sold over the estimated benefit term, which is currently estimated to be approximately 10 years. There has been no change in the Company’s accounting for these contracts as a result of the adoption of ASC Topic 606. The balance of these contract assets at January 31, 2018 was $832,000 and was reported in other assets in the consolidated balance sheet. In the first quarter of fiscal 2019, the Company incurred an additional $150,000 in incremental direct costs which were deferred. The amortization of incremental direct costs was $9,000 and $18,000 for the three and six months periods ended July 28, 2018. The balance of the deferred incremental direct contract costs net of accumulated amortization at July 28, 2018 is $967,000 and is reported in other assets in the condensed consolidated balance sheet. This amount is expected to be amortized over its estimated remaining period of benefit, which we currently estimate to be approximately 8 years.

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

The minimum royalty payment obligation of $15.0 million was recorded at the present value of the annual minimum royalty payments using a present value factor of 2.8%, which is based on the estimated after tax cost of debt for similar companies. At July 28, 2018, the current portion of the minimum royalty obligation to be paid over the next twelve months is $1.6 million and is reported as a current liability; and the remainder of $10.9 million is reported as a long-term liability on the Company’s condensed consolidated balance sheet. For the three and six months ended July 28, 2018, the Company incurred $0.5 million and $0.8 million, respectively, in excess royalty expense, which is included in cost of revenue in the Company’s condensed consolidated statement of income for the period ended July 28, 2018. A total of $1.4 million of excess royalty is payable at July 28, 2018 and reported as a current liability on the Company’s condensed consolidated balance sheet.

In connection with the Honeywell Agreement, the Company also entered into a Transition Services Agreement (“TSA”) with Honeywell related to the transfer of the manufacturing and repair of the licensed printers from their current locations to AstroNova’s plant in West Warwick, Rhode Island. During the current year, the Company paid $0.4 million to acquire an additional repair facility revenue stream in accordance with the terms of the TSA. The additional $0.4 million TSA obligation payment was included as part of the Honeywell Agreement purchase price and recorded as an increase to the related intangible asset.

Under the terms of the TSA, the Company is required to pay for certain expenses incurred by Honeywell during the period in which product manufacturing is transferred to the Company’s facilities. In the first quarter of fiscal 2019, a change in accounting estimates for product costs and operating expenses related to the TSA resulted in an increase of $1.0 million in operating income ($0.8 million net of tax or $0.12 per diluted share). In addition, in the first quarter of fiscal 2019, a change in accounting estimates for revenue subject to customer rebates under the Honeywell Agreement increased operating income by $0.4 million ($0.3 million net of tax or $0.05 per diluted share). These changes in accounting estimates were the result of actual amounts billed and received differing from initial estimates.

Transaction costs incurred for this acquisition were $0.3 million and were included as part of the purchase price.

The assets acquired in connection with the acquisition were recorded by the Company at their estimated relative fair values as follows:

(In thousands)
Inventory	$1,411
Identifiable Intangible Assets	27,243

Total Purchase Price	$28,654

The purchase price, including the initial payment, the minimum royalty payment obligation, transaction costs, and the subsequent TSA $0.4 million obligation payment, were allocated based on the relative fair value of the assets acquired. The fair value of the intangible assets acquired was estimated by applying the income approach. These fair value measurements are based on significant inputs that are not observable in the market and therefore represent a Level 3 measurement as defined in ASC 820, “Fair Value Measurement and Disclosure.” Key assumptions in estimating the fair value of the intangibles include (1) the remaining life of the intangibles based on the term of the Honeywell Asset Purchase and License Agreement of 10 years, (2) a range of annual earnings projections from $3.9 million – $5.4 million and (3) the Company’s internal rate of return of 21.0%.

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

	Three Months Ended		Six Months Ended
	July 28, 2018	July 29, 2017	July 28, 2018	July 29, 2017
Weighted Average Common Shares Outstanding - Basic	6,859,532	6,726,623	6,824,532	7,097,183
Effect of Dilutive Options, Restricted Stock Awards and Restricted Stock Units	222,976	111,213	174,946	121,238

Weighted Average Common Shares Outstanding - Diluted	7,082,508	6,837,836	6,999,478	7,218,421

For the three and six months ended July 28, 2018, the diluted per share amounts do not reflect common equivalent shares outstanding of 273,275 and 340,575, respectively. For the three and six months ended July 29, 2017, the diluted per share amounts do not reflect common equivalent shares outstanding of 591,359 and 591,309, respectively. These outstanding common equivalent shares were not included due to their anti-dilutive effect. Anti-dilutive shares consist of those common stock equivalents that have an exercise price above the average stock price for the period or for which the common stock equivalent’s related average unrecognized stock compensation expense is sufficient to “buy back” the entire amount of shares. Restricted stock units which vest based upon achievement of performance targets are excluded from the diluted shares outstanding unless the performance targets have been met as of the end of the reporting period, regardless of whether such performance targets are probable of achievement as of the end of the measurement period.

(7) Intangible Assets

Intangible assets are as follows:

	July 28, 2018					January 31, 2018
(In thousands)	Gross Carrying Amount		Accumulated Amortization	Currency Translation Adjustment	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Currency Translation Adjustment	Net Carrying Amount
Miltope:
Customer Contract Relationships	$3,100		$(1,566)	$—	$1,534	$3,100	$(1,438)	$—	$1,662
RITEC:
Customer Contract Relationships	2,830		(608)	—	2,222	2,830	(461)	—	2,369
Non-Competition Agreement	950		(586)	—	364	950	(491)	—	459
TrojanLabel:
Existing Technology	2,327		(535)	174	1,966	2,327	(350)	313	2,290
Distributor Relations	937		(151)	70	856	937	(99)	130	968
Honeywell:
Customer Contract Relationships	27,243	*	(2,397)	—	24,846	26,843	(958)	—	25,885

Intangible Assets, net	$37,387		$(5,843)	$244	$31,788	$36,987	$(3,797)	$443	$33,633

*	Includes additional $0.4 million related to the payment in fiscal 2019 in accordance with the terms of the TSA.

There were no impairments to intangible assets during the periods ended July 28, 2018 and July 29, 2017. With respect to the acquired intangibles included in the table above, amortization expense of $1,022,000 and $304,000 related to the above acquired intangibles has been included in the condensed consolidated statement of income for the three months ended July 28, 2018 and July 29, 2017, respectively. Amortization expense of $2,046,000 and $603,000 related to the above acquired intangibles has been included in the condensed consolidated statement of income for the six months ended July 28, 2018 and July 29, 2017, respectively.

Estimated amortization expense for the next five fiscal years is as follows:

(In thousands)	Remaining 2019	2020	2021	2022	2023
Estimated amortization expense	$2,073	$4,234	$4,104	$4,017	$4,012

(8) Share-Based Compensation

At the Company’s annual meeting of shareholders held on June 4, 2018, the Company’s shareholders approved the AstroNova, Inc. 2018 Equity Incentive Plan (the “2018 Plan”). The 2018 Plan provides for, among other things, the issuance of awards with respect to up to 650,000 shares of the Company’s common stock, plus an additional number of shares equal to the number of shares subject to awards granted under the 2018 Plan or the Company’s 2015 Equity Incentive Plan (the “2015 Plan” and, together with the 2018 Plan, the “Plans”) that are, following the effectiveness of the 2018 Plan, forfeited, cancelled, satisfied without the issuance of stock, otherwise terminated (other than by exercise), or, for shares of stock issued pursuant to any unvested award, reacquired by the Company at not more than the grantee’s purchase price (other than by exercise). Following the approval of the 2018 Plan at the Company’s annual meeting of shareholders, the Company ceased granting new equity awards pursuant to the 2015 Plan.

The Company has a Non-Employee Director Annual Compensation Program (the “Program”) under which each non-employee director receives an automatic grant of restricted stock awards (“RSAs”) on the first business day of each fiscal quarter. Under the Program, the number of whole shares to be granted each quarter is equal to 25% of the number calculated by dividing the director compensation amount by the fair market value of the Company’s stock on such day. The director annual compensation amount was $65,000 in fiscal year 2018 and is $75,000 in fiscal year 2019. In addition, the Chairman of the Board receives RSAs with an aggregate value of $6,000, and the Chairs of the Audit and Compensation Committees each receive RSAs with an aggregate value of $4,000, also issued in quarterly installments and calculated in the same manner as the directors’ RSA grants. RSAs granted prior to March 30, 2017 became fully vested on the first anniversary of the date of grant. RSAs granted subsequent to March 30, 2017 become vested three months after the date of grant. A total of 5,370 and 7,314 shares were awarded to the non-employee directors as compensation under the Program in the second quarter of fiscal 2019 and 2018, respectively.

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

In May 2018, the Company granted 40,000 options to certain key employees.

In June 2018, the Company granted an aggregate of 25,000 non-qualified options to the members of the Board of Directors. Also in June 2018, the Company granted an aggregate of 126,000 options, 44,275 time-based RSUs and 38,000 performance-based RSUs to certain officers of the Company, all of which vest over three years. The number of performance-based RSUs that are eligible to vest will be determined based upon achievement of fiscal 2019 revenue and operating income targets.

Share-based compensation expense was recognized as follows:

	Three Months Ended		Six Months Ended
(In thousands)	July 28, 2018	July 29, 2017	July 28, 2018	July 29, 2017
Stock Options	$200	$117	$356	$211
Restricted Stock Awards and Restricted Stock Units	263	289	467	363
Employee Stock Purchase Plan	3	3	6	6

Total	$466	$409	$829	$580

Stock Options

The fair value of stock options granted during the six months ended July 28, 2018 and July 29, 2017 was estimated using the following assumptions:

	Six Months Ended
	July 28, 2018	July 29, 2017
Risk Free Interest Rate	2.6%	1.7%
Expected Volatility	39.4%	37.9%
Expected Life (in years)	9.0	8.0
Dividend Yield	1.5%	2.0%

The weighted average fair value per share for options granted was $7.42 and $7.41 during the three and six month periods ended July 28, 2018, compared to $5.62 and $4.46 during the three and six month periods ended July 29, 2017.

Aggregated information regarding stock options granted under the Plans for the six months ended July 28, 2018, is summarized below:

	Number of Options	Weighted Average Exercise Price
Outstanding at January 31, 2018	745,270	$12.52
Granted	196,000	18.21
Exercised	(91,375)	11.00
Forfeited	(850)	13.98
Canceled	(3,700)	8.95

Outstanding at July 28, 2018	845,345	$14.02

Set forth below is a summary of options outstanding at July 28, 2018:

Outstanding				Exercisable
Range of Exercise prices	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Number of Shares	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Life
$5.00-10.00	106,331	$7.63	2.87	106,331	$7.63	2.87
$10.01-15.00	493,014	$13.63	7.26	326,747	$13.60	6.62
$15.01-20.00	246,000	$17.56	9.39	30,000	$15.17	7.98

	845,345	$14.02	7.33	463,078	$12.33	5.84

As of July 28, 2018, there was approximately $2.0 million of unrecognized compensation expense related to stock options which is expected to be recognized over a weighted average period of approximately 2.7 years.

Restricted Stock Units (RSUs) and Restricted Stock Awards (RSAs)

Aggregated information regarding RSUs and RSAs granted under the Plans for the six months ended July 28, 2018 is summarized below:

	RSAs & RSUs	Weighted Average Grant Date Fair Value
Unvested at January 31, 2018	$177,347	$13.99
Granted	96,464	17.79
Vested	(47,065)	13.96
Forfeited	(82,682)	14.05

Unvested at July 28, 2018	$144,064	$16.52

As of July 28, 2018, there was approximately $1.4 million of unrecognized compensation expense related to RSUs and RSAs which is expected to be recognized over a weighted average period of 1.3 years.

Employee Stock Purchase Plan

AstroNova has an Employee Stock Purchase Plan allowing eligible employees to purchase shares of common stock at a 15% discount from fair value on the first or last day of an offering period, whichever is less. A total of 247,500 shares were reserved for issuance under this plan. During the six months ended July 28, 2018 and July 29, 2017, there were 2,342 and 2,897 shares, respectively, purchased under this plan. As of July 28, 2018, 36,865 shares remain available.

(9) Inventories

Inventories are stated at the lower of cost (first-in, first-out) and net realizable value and include material, labor and manufacturing overhead. The components of inventories are as follows:

(In thousands)	July 28, 2018	January 31, 2018
Materials and Supplies	$15,466	$13,715
Work-In-Process	1,425	1,404
Finished Goods	15,982	17,210

	32,873	32,329
Inventory Reserve	(4,477)	(4,720)

	$28,396	$27,609

(10) Income Taxes

The Company’s effective tax rates for the period are as follows:

	Three Months Ended	Six Months Ended
Fiscal 2019	27.8%	24.1%
Fiscal 2018	24.1%	23.4%

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

During the three months ended July 28, 2018, the Company recognized an income tax expense of approximately $459,000. The effective tax rate in this period was directly impacted by an $82,000 benefit arising from windfall tax benefits related to the Company’s stock. During the three months ended July 29, 2017, the Company recognized an income tax expense of approximately $231,000. The effective tax rate in this period was impacted by updated projected forecasted income and updated lower foreign tax rates for the Company’s foreign subsidiaries, as well as a $12,000 benefit arising from windfall tax benefits related to the Company’s stock.

During the six months ended July 28, 2018, the Company recognized an income tax expense of approximately $639,000. The effective tax rate in this period was directly impacted by a $112,000 tax benefit arising from windfall tax benefits related to the Company’s stock and a $78,000 tax benefit related to the expiration of the statute of limitations on a previously uncertain tax position . During the six months ended July 29, 2017, the Company recognized an income tax expense of approximately $378,000. The effective tax rate in this period was impacted by updated projected forecasted income and updated lower foreign tax rates for the Company’s foreign subsidiaries, as well as a $71,000 tax benefit related to the expiration of the statute of limitations on a previously uncertain tax position and a $27,000 benefit arising from windfall tax benefits related to the Company’s stock.

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

Unrecognized tax benefits represent the difference between tax positions taken or expected to be taken in a tax return and the benefits recognized for financial reporting purposes. As of July 28, 2018, the Company’s cumulative unrecognized tax benefits totaled $626,000 compared to $665,000 as of January 31, 2018. During the first quarter, the Company was notified by the IRS that the fiscal 2015 and 2017 income tax returns were selected for audit. No adjustments have been raised at this time. There were no other developments affecting unrecognized tax benefits during the quarter ended July 28, 2018.

On December 22, 2017, the President signed into law the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act significantly changes U.S. tax law by, among other things, lowering the U.S. corporate income tax rate from 35% to 21% effective January 1, 2018. As a result of the Tax Act, we wrote down our net deferred tax assets as of January 31, 2018 by $1.0 million to reflect the estimated impact of the Tax Act. Accordingly, we recorded a corresponding provisional net one-time non-cash charge of $1.0 million, related to re-measurement of certain net deferred tax assets using the lower U.S. corporate income tax rate. We were capable of reasonably estimating the impact of the reduction to the U.S. Corporate tax rate on the deferred tax balances. However, the estimate may be affected by other aspects of the Tax Act.

The Tax Act taxes certain unrepatriated earnings and profits (“E&P”) of our foreign subsidiaries (the “Transition Tax”). In order to determine the Transition Tax, we must determine, along with other information, the amount of our accumulated post-1986 E&P for our foreign subsidiaries, as well as the non-U.S. income tax paid by those subsidiaries on such E&P. We were capable of reasonably estimating the one-time deemed repatriation tax and recorded a provisional expense of $0.1 million at January 31, 2018.

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

During the six months ended July 28, 2018, there were no changes made to the provisional amounts recognized in fiscal 2018. While we have substantially completed our provisional analysis of the income tax effects of the Tax Act and recorded a reasonable estimate of such effects, the net one-time charge related to the Tax Act may differ, possibly materially, due to, among other things, further refinement of our calculations, changes in interpretations and assumptions that we have made, additional guidance that may be issued by the U.S. Government, and actions and related accounting policy decisions we may take as a result of the Tax Act. We will complete our analysis over a one-year measurement period ending December 22, 2018, and any adjustments during this measurement period will be included in net earnings from continuing operations as an adjustment to income tax expense in the reporting period when such adjustments are determined.

The Tax Act also established a new law that affects fiscal 2019 and beyond, which includes, but is not limited to, (1) a reduction of the U.S. corporate income tax rate from 35% to 21%; (2) general elimination of U.S. federal income taxes on dividends from foreign subsidiaries; (3) a new limitation on the deduction of interest expense; (4) repeal of the domestic production activity deduction; (5) additional limitations on deduction of compensation for certain executives; (6) a new provision designed to tax global intangible low-taxed income (“GILTI”) which allows for the possibility of utilizing foreign tax credits (“FTCs”) and a deduction of up to 50% to offset the income tax liability (subject to certain limitations); (7) the introduction of the base erosion anti-abuse tax which represents a new minimum tax; (8) limitations on utilization of FTCs to reduce U.S. income tax liability; (9) a new provision designed to provide a preferential tax rate for income derived by domestic corporations from servicing foreign markets (“FDII”) and (10) limitations on net operating losses (“NOLs”) generated after December 31, 2017 to 80% of taxable income.

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

The Parties must comply with various customary financial and non-financial covenants under the Credit Agreement. The financial covenants consist of a maximum consolidated leverage ratio and a minimum consolidated fixed charge coverage ratio. The Credit Agreement contains limitations, in each case subject to various exceptions and thresholds, on the Company’s and its subsidiaries’ ability to incur future indebtedness, to place liens on assets, to conduct mergers or acquisitions, to sell assets, to alter their capital structure, to make investments and loans, to change the nature of their business, and to prepay subordinated indebtedness. The Credit Agreement permits the Company to pay cash dividends on and repurchase shares of its common stock, subject to certain limitations. The Company believes it is in compliance with all of the covenants in the Credit Agreement as of July 28, 2018.

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

In the second quarter of the current year, $3.0 million was drawn on the revolving credit facility, of which $1.5 million was repaid during the quarter and $1.5 million remained outstanding as of July 28, 2018. The outstanding balance bears interest at an annual rate of 5.5% and $17.5 thousand of interest has been accrued on this obligation and included in other expense in the accompanying condensed consolidated income statement for the three and six months ended July 28, 2018. As of July 28, 2018, there is $8.5 million available for borrowing under the revolving credit facility.

(12) Debt

Long-term debt in the accompanying condensed consolidated balance sheets is as follows:

(In thousands)	July 28, 2018	January 31, 2018
USD Term Loan with a rate equal to LIBOR plus a margin of 1.0% to 1.5%, (3.38% as of July 28, 2018 and 2.85% as of January 31, 2018), and maturity date of November 30, 2022	$12,750	$15,000
USD Term Loan with a rate equal to LIBOR plus a margin of 1.0% to 1.5%, (3.38% as of July 28, 2018 and 3.06% as of January 31, 2018), and maturity date of January 31, 2022	7,714	8,372

	20,464	23,372
Debt Issuance Costs, net of accumulated amortization	(191)	(226)
Current Portion of Term Loan	(5,024)	(5,498)

Long-Term Debt	$15,249	$17,648

The schedule of required principal payments remaining during the next five years on long-term debt outstanding as of July 28, 2018 is as follows:

(In thousands)
Fiscal 2019 (remaining)	$2,590
Fiscal 2020	4,840
Fiscal 2021	5,208
Fiscal 2022	5,576
Fiscal 2023	2,250

$20,464

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

The cross-currency interest rate swap agreement utilized by the Company effectively modifies the Company’s exposure to interest rate risk and foreign currency exchange rate risk by converting approximately $8.9 million of the Company’s floating-rate debt denominated in U.S. Dollars on our Danish subsidiary’s books to a fixed-rate debt denominated in Danish Krone for the term of the loan, thus reducing the impact of interest-rate and foreign currency exchange rate changes on future interest expense and principal repayments. This swap involves the receipt of floating rate amounts in U.S. Dollars in exchange for fixed-rate interest payments in Danish Krone, as well as exchanges of principal at the inception spot rate, over the life of the term loan. As of July 28, 2018, the total notional amount of the Company’s cross-currency interest rate swap was $7.1 million and is included in other long term liabilities in the Company’s condensed consolidated balance sheet at its fair value amount of $0.8 million.

The interest rate swap agreement utilized by the Company on the $15.0 million term loan effectively modifies the Company’s exposure to interest rate risk by converting the Company’s floating-rate debt to fixed-rate debt for the next five years, thus reducing the impact of interest-rate changes on future interest expense. This swap involves the receipt of floating rate amounts in U.S. Dollars in exchange for fixed rate payments in U.S. dollars over the life of the term loan. As of July 28, 2018, the total notional amount of the Company’s interest rate swap was $12.8 million and is included in other assets in the Company’s condensed consolidated balance at its fair value amount of $0.2 million.

The following tables present the impact of the derivative instruments in our condensed consolidated financial statements for the three and six months ended July 28, 2018 and July 29, 2017:

	Three Months Ended
	Amount of Gain (Loss) Recognized in OCI on Derivative		Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income
Cash Flow Hedge (In thousands)	July 28, 2018	July 29, 2017		July 28, 2018	July 29, 2017
Swap contracts	$315	$(643)	Other Income (Expense)	$327	$(633)

	Six Months Ended
	Amount of Gain (Loss) Recognized in OCI on Derivative		Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income
Cash Flow Hedge (In thousands)	July 28, 2018	July 29, 2017		July 28, 2018	July 29, 2017
Swap contracts	$698	$(1,035)	Other Income (Expense)	$583	$(953)

At July 28, 2018, the Company expects to reclassify approximately $0.3 million of net gains on the swap contracts from accumulated other comprehensive income (loss) to earnings during the next 12 months due to changes in foreign exchange rates and the payment of variable interest associated with the floating-rate debt.

(14) Accumulated Other Comprehensive Loss

The changes in the balance of accumulated other comprehensive loss by component are as follows:

(In thousands)	Foreign Currency Translation Adjustments	Unrealized Holding Gain/(Loss) on Available for Sale Securities	Net Unrealized Gain/(Loss) on Cash Flow Hedges	Total
Balance at January 31, 2018	$(178)	$(6)	$12	$(172)
Other Comprehensive Income (Loss) before reclassification	(618)	—	545	(73)
Amounts reclassified from AOCI to Earnings	—	3	(455)	(452)

Other Comprehensive Income (Loss)	(618)	3	90	(525)

Balance at July 28, 2018	$(796)	$(3)	$102	$(697)

The amounts presented above in other comprehensive loss are net of taxes except for translation adjustments associated with our German and Danish subsidiaries.

(15) Segment Information

AstroNova reports two segments: Product Identification and Test & Measurement (T&M). The Company evaluates segment performance based on the segment profit before corporate expenses.

Summarized below are the Revenue and Segment Operating Profit for each reporting segment:

	Three Months Ended				Six Months Ended
	Revenue		Segment Operating Profit		Revenue		Segment Operating Profit
(In thousands)	July 28, 2018	July 29, 2017	July 28, 2018	July 29, 2017	July 28, 2018	July 29, 2017	July 28, 2018	July 29, 2017
Product Identification	$21,769	$20,841	$2,159	$2,612	$41,722	$39,487	$3,820	$5,104
T&M	12,038	6,642	2,814	657	23,572	12,454	5,071	728

Total	$33,807	$27,483	4,973	3,269	$65,294	$51,941	8,891	5,832

Corporate Expenses			2,808	2,327			5,462	4,183

Operating Income			2,165	942			3,429	1,649
Other Income (Expense), Net			(512)	16			(782)	(33)

Income Before Income Taxes			1,653	958			2,647	1,616
Income Tax Provision			459	231			639	378

Net Income			$1,194	$727			$2,008	$1,238

(16) Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

Share-Based Compensation

In June 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-07 “Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting.” ASU 2018-07 reduces the cost and complexity and improves financial reporting by expanding the scope of Topic 718 to include share-based payment transactions to nonemployees. ASU 2018-07 is effective for public companies for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years with early adoption permitted. We adopted the provisions of this guidance effective beginning in the second quarter of the current year. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

Income Taxes

In March 2018, the FASB issued ASU 2018-05—“Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118.” ASU 2018-05 provides guidance for companies related to the U.S. government-enacted comprehensive tax legislation commonly referred to as the Tax Act. ASU 2018-05 allows for a measurement period of up to one year after the enactment date of the Tax Act to finalize the recording of the related tax impacts. This ASU is effective immediately as new information is available to adjust provisional amounts that were previously recorded. The Company adopted this standard in the first quarter of fiscal 2019 and expects the accounting for the tax effects of the Tax Act to be completed during the measurement period.

Comprehensive Income

In February 2018, the FASB issued ASU 2018-02, “Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.” ASU 2018-02 amends ASU Topic 220 and allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Act, to eliminate the stranded tax effects resulting from the Tax Act. This ASU is effective for fiscal years beginning after December 15, 2018 with early adoption permitted. The amendments in this update should be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act is recognized. The Company early adopted this amendment in the second quarter of fiscal 2019 and reclassified $14,000 from accumulated other comprehensive income to retained earnings.

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

Derivatives and Hedging

In August 2017, the FASB issued ASU 2017-12, “Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities.” The objective of this new guidance is to improve the financial reporting of hedging relationships by, among other things, eliminating the requirement to separately measure and record hedge ineffectiveness. ASU 2017-12 is effective for public companies for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years with early adoption permitted. We adopted the provisions of this guidance effective for the first quarter of fiscal 2019. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

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

Recent Accounting Pronouncements Not Yet Adopted

Leases

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” ASU 2016-02 supersedes current guidance related to accounting for leases and is intended to increase transparency and comparability among organizations by requiring lessees to recognize assets and liabilities in the balance sheet for operating leases with lease terms greater than twelve months. The update also requires improved disclosures to help users of financial statements better understand the amount, timing and uncertainty of cash flows arising from leases. In July 2018, the FASB issued ASU 2018-11, “Leases (Topic 842) Targeted Improvements,” which amends ASU 2016-02 to provide an additional (and optional) transition method to adopt the new lease standard. These ASUs will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years (Q1 fiscal 2020 for AstroNova), with early adoption permitted. The Company is currently evaluating the effect of this new guidance and expects this guidance to result in recognizing leased assets and lease liabilities on our consolidated balance sheets.

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

The following tables provide a summary of the financial assets and liabilities that are measured at fair value as of July 28, 2018 and January 31, 2018:

Assets measured at fair value:	Fair value measurement at July 28, 2018				Fair value measurement at January 31, 2018
(in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Money Market Funds (included in Cash and Cash Equivalents)	$4	$—	$—	$4	$1,798	$—	$—	$1,798
State and Municipal Obligations (included in Securities Available for Sale)	—	—	—	—	—	1,511	—	1,511
Swap Contracts (included in Other Assets)	—	198		198	—	101	—	101

Total assets	$4	$198	$—	$202	$1,798	$1,612	$—	$3,410

Liabilities measured at fair value:	Fair value measurement at July 28, 2018				Fair value measurement at January 31, 2018
(in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Swap Contracts (included in Other Liabilities)	$—	$828	$—	$828	$—	$1,513	$—	$1,513
Earnout liability (included in Other Liabilities)	—	—	15	15	—	—	15	15

Total liabilities	$—	$828	$15	$843	$—	$1,513	$15	$1,528

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

The fair value of the earnout liability incurred in connection with the Company’s acquisition of TrojanLabel was determined using the option approach methodology which includes using significant inputs that are not observable in the market and therefore classified as Level 3. Key assumptions in estimating the fair value of the contingent consideration liability included (1) the estimated earnout targets over the next seven years of $0.5 million-$1.4 million, (2) the probability of success (achievement of the various contingent events) from 0.0%-0.9% and (3) a risk-adjusted discount rate of approximately 2.68%-4.9% used to adjust the probability-weighted earnout payments to their present value. At each reporting period, the contingent consideration liability is recorded at its fair value with changes reflected in general and administrative expense in the condensed consolidated statements of operations. There was no change in the fair value of the earnout liability for the six months ended July 28, 2018.

Assets and Liabilities Not Recorded at Fair Value

As of July 28, 2018 and January 31, 2018, the Company’s long-term debt, including the current portion of long-term debt not reflected in the financial statements at fair value, is reflected in the table below:

	Fair Value Measurement at July 28, 2018
(In thousands)	Level 1	Level 2	Level 3	Total	Carrying Value
Long-Term Debt and related Current Maturities	$—	$—	$21,306	$21,306	$20,464

	Fair Value Measurement at January 31, 2018
(In thousands)	Level 1	Level 2	Level 3	Total	Carrying Value
Long-Term Debt and related Current Maturities	$—	$—	$24,873	$24,873	$23,372

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

Results of Operations

Three Months Ended July 28, 2018 vs. Three Months Ended July 29, 2017

Revenue by segment and current quarter percentage change over prior year for the three months ended July 28, 2018 and July 29, 2017 were:

(Dollars in thousands)	July 28, 2018	As a % of Revenue	July 29, 2017	As a % of Revenue	% Change Over Prior Year
Product Identification	$21,769	64.4%	$20,841	75.8%	4.5%
T&M	12,038	35.6%	6,642	24.2%	81.2%

Total	$33,807	100.0%	$27,483	100.0%	23.0%

Revenue for the second quarter of the current year was $33.8 million, representing a 23.0% increase compared to the previous year second quarter revenue of $27.5 million. Revenue through domestic channels for the current year second quarter was $20.0 million, an increase of 16.3% over the prior year’s second quarter. International revenue for the second quarter of the current year was $13.8 million, a 34.0% increase over the previous year’s second quarter and represents 41% of AstroNova’s second quarter’s revenue. Current year second quarter international revenue includes a favorable foreign exchange rate impact of $0.3 million.

Hardware revenue in the current quarter was $12.9 million, an increase compared to the prior year’s second quarter revenue of $8.6 million, primarily due to the increase in Test & Measurement hardware sales of aerospace printers related to the Honeywell Agreement entered into at the end of the third quarter of the prior year.

Supplies revenue in the current quarter was $17.9 million, a 9.8% increase over the prior year’s second quarter supplies revenue of $16.3 million.

The current quarter increase in supplies revenue compared to the second quarter of the prior year is primarily attributable to increases in revenue of both digital color printer supplies and label and tag products within the Product Identification segment, as well as an increase in sales of Test & Measurement supplies during the current quarter.

Service and other revenues of $3.0 million in the current quarter increased 15.4% from prior year second quarter service and other revenues of $2.6 million, primarily due to an increase in customer demand for repair services in the Test & Measurement segment during the second quarter of the current year.

Current year second quarter gross profit was $13.4 million, a 30.6% increase compared to prior year second quarter gross profit of $10.3 million. The Company’s current quarter gross profit margin of 39.6% reflects a 2.3 percentage point increase from the prior year second quarter gross profit margin of 37.3%. The higher gross profit and related profit margin for the current quarter compared to the prior year is primarily attributable to increased sales and favorable product mix.

Operating expenses for the current quarter were $11.2 million, an increase compared to prior year second quarter operating expenses of $9.3 million. Specifically, selling and marketing expenses for the current quarter increased to $6.4 million compared to $5.3 million in the second quarter of the prior year due primarily to the amortization of the Company’s identifiable intangibles purchased in connection with the Honeywell Agreement, as well as an increase in compensation benefits. G&A expenses increased in the second quarter to $2.8 million compared to $2.3 million in the prior year second quarter. The increase is primarily due to an increase in employee benefits and outside service costs in the second quarter of the current year. R&D expenses were $2.0 million in the current quarter, compared to $1.7 million in the prior year second quarter with the increase attributable primarily to increased wages and benefits. The R&D spending as a percentage of revenue for the current quarter is 6.0% compared to 6.1% for the same period of the prior year.

Other expense in the second quarter of fiscal 2019 was $0.5 million compared to $16 thousand of other income in the prior year second quarter. Current quarter other expense includes interest expense on debt of $0.2 million and foreign exchange loss of $0.3 million. Other income for the second quarter of fiscal 2018 includes foreign exchange gain of $59 thousand and investment income of $68 thousand, offset by interest expense on debt of $82 thousand and other expense of $30 thousand.

The provision for federal, state and foreign income taxes for the second quarter of the current year was $0.5 million which includes an $82 thousand benefit related to windfall tax benefits related to the Company’s stock and reflects an effective tax rate of 27.8%. This compares to the prior year’s second quarter tax provision on income of $0.2 million which was impacted by updated projected forecasted income and updated lower foreign tax rates, as well as a $12 thousand benefit related to windfall tax benefits related to the Company’s stock and reflected an effective tax rate of 24.1%.

The Company reported net income of $1.2 million or $0.17 per diluted share for the second quarter of the current year. On a comparable basis, net income for the prior year second quarter was $0.7 million or $0.11 per diluted share. Return on revenue was 3.5% for the second quarter of fiscal 2019 compared to 2.6% for the second quarter of fiscal 2018.

Six Months Ended July 28, 2018 vs. Six Months Ended July 29, 2017

Revenue by product group and current quarter percentage change over prior year for the six months ended July 28, 2018 and July 29, 2017 were:

(Dollars in thousands)	July 28, 2018	As a % of Revenue	July 29, 2017	As a % of Revenue	% Change Over Prior Year
Product Identification	$41,722	63.9%	$39,487	76.0%	5.7%
T&M	23,572	36.1%	12,454	24.0%	89.3%

Total	$65,294	100.0%	$51,941	100.0%	25.7%

Revenue for the first six months of the current year was $65.3 million, representing a 25.7% increase compared to the previous year’s first six months of revenue of $51.9 million. Revenue through domestic channels for the first half of the current year was $39.2 million, an increase of 19.1% from the prior year. International revenue for the first six months of the current year was $26.1 million, a 37.4% increase from the previous year. The current year’s first six months international revenue included an unfavorable foreign exchange rate impact of $1.1 million.

Hardware revenue in the first six months of the current year was $24.9 million, a 56.6% increase compared to the prior year’s first six months of revenue of $15.9 million primarily due to the increase in Test & Measurement hardware sales of aerospace printers related to the Honeywell Agreement entered into at the end of the third quarter of the prior year.

Supplies revenue in the first half of the current year was $34.6 million, representing an 11.3% increase over the prior year’s first six months revenue of $31.1 million. The current year increase in supplies revenue is due primarily to the increase in digital color printer supplies product revenue, as well as label and tag revenue in the Product Identification segment.

Service and other revenues were $5.8 million in the first six months of the current year, an increase compared to the prior year’s first six months service and other revenues of $4.9 million, primarily due to an increase in customer demand for repair services in the Test & Measurement segment during the second quarter of the current year.

Current year first six months gross profit was $25.5 million, a 30.4% increase from prior year’s first six months gross profit of $19.6 million. The Company’s gross profit margin of 39.1% in the current year reflects an increase from the prior year’s first six months gross profit margin of 37.7%. The higher gross profit and related margin for the current year compared to the prior year is primarily due to higher sales and favorable product mix.

Operating expenses for the first six months of the fiscal year were $22.1 million, a 22.3% increase compared to prior year’s first six months operating expenses of $17.9 million. Selling and marketing expenses for the current year of $12.9 million increased 23.7% compared to the previous year’s first six months due primarily to the amortization of the Company’s identifiable intangibles purchased in connection with the Honeywell Agreement, as well as increases in bonus compensation and outside service fees. G&A expenses increased to $5.5 million in the first six months of the current year compared to prior year’s first six months G&A expenses of $4.2 million primarily due to an increase in bonus compensation and professional fees. R&D spending in the first six months of the current year was $3.7 million, a 12.5% increase compared to prior year’s first six months spending of $3.3 million. Current year spending on R&D represents 5.7% of revenue compared to the prior year’s first six months level of 6.4%.

Other expense during the first six months of the current year was $0.8 million compared to $33 thousand in the first six months of the previous year. Current year other expense includes interest expense on debt of $0.4 million and foreign exchange loss of $0.5 million, partially offset by investment and other income of $0.1 million. Other expense for fiscal 2018 included interest expense on debt of $0.1 million, partially offset by investment and other income of $0.1 million.

The Company recognized $0.6 million of income tax expense for the first six months of the current fiscal year. The 24.1% effective tax rate in this period was directly impacted by a $112,000 tax benefit arising from windfall tax benefits related to the Company’s stock and a $78,000 tax benefit related to the expiration of the statute of limitations on a previously uncertain tax position. The prior year’s first six months income tax expense was $0.4 million. The 23.4% effective tax rate for the six months ended July 29, 2017 was impacted by updated projected forecasted income and updated lower foreign tax rates for the Company’s foreign subsidiaries, as well as a $71 thousand tax benefit related to the statute of limitations expiring on a previously uncertain tax position and a $27 thousand benefit arising from windfall tax benefits related to the Company’s stock.

The Company reported net income of $2.0 million, or $0.17 per diluted share, for the first six months of the current year, which included $0.8 million of after-tax income, or $0.12 per diluted share, as a result of a change in accounting estimates in the first quarter for product cost and operating expenses related to a transition services agreement entered into with Honeywell in connection with the Honeywell Agreement. In addition, during the first quarter of fiscal 2019, a change in accounting estimate for revenue subject to customer rebates under the Honeywell Agreement increased net income by $0.3 million or $0.05 per diluted share.    In the prior year’s first six months, the Company recognized net income of $1.2 million, or $0.17 per diluted share. Return on revenue was 3.1% for the first six months of fiscal 2019 compared to 2.4% for the first six months of fiscal 2018.

.

Segment Analysis

The Company reports two segments: Product Identification and Test & Measurement (T&M) and evaluates segment performance based on the segment profit before corporate and financial administration expenses. Summarized below are the Revenue and Segment Operating Profit for each reporting segment:

	Three Months Ended				Six Months Ended
	Revenue		Segment Operating Profit		Revenue		Segment Operating Profit
(In thousands)	July 28, 2018	July 29, 2017	July 28, 2018	July 29, 2017	July 28, 2018	July 29, 2017	July 28, 2018	July 29, 2017
Product Identification	$21,769	$20,841	$2,159	$2,612	$41,722	$39,487	$3,820	$5,104
T&M	12,038	6,642	2,814	657	23,572	12,454	5,071	728

Total	$33,807	$27,483	4,973	3,269	$65,294	$51,941	8,891	5,832

Corporate Expenses			2,808	2,327			5,462	4,183

Operating Income			2,165	942			3,429	1,649
Other Income (Expense), Net			(512)	16			(782)	(33)

Income Before Income Taxes			1,653	958			2,647	1,616
Income Tax Provision			459	231			639	378

Net Income			$1,194	$727			$2,008	$1,238

Product Identification

Revenue from the Product Identification segment increased 4.5% in the second quarter of the current year, with revenue of $21.8 million compared to $20.8 million in the same period of the prior year. Hardware revenue increased 8.2% compared to prior year primarily due to an increase in demand for the new TrojanLabel printers products. The current year second quarter also received a solid contribution from the supplies product line revenue which increased 5.0% from the same period in the prior year. The current quarter increase in supplies revenue is due to the continued increase in demand for digital color printer supplies, which have experienced double-digit growth in the current year second quarter compared to the same period in the prior year. The increase in sales of label and tag products for the current quarter also contributed to the increase in supplies revenue. The Product Identification segment current quarter segment operating profit was $2.2 million, reflecting a profit margin of 9.9%. This compares to the prior year’s second quarter segment profit of $2.6 million and related profit margin of 12.5%. The decline in Product Identification current year second quarter segment operating profit and margin is primarily due to product mix and higher manufacturing and operating expenses.

Revenues from the Product Identification segment increased 5.7% to $41.7 million in the first six months of the current year from $39.5 million in the same period of the prior year, attributable to an increase in supplies revenue of 6.0% due to increased demand for digital color printer supplies products, as well as label and tag products. The increase in current year revenue also received a contribution from increased sales of TrojanLabel printers, which experienced double-digit growth in the current year. Product Identification current year segment operating profit of $3.8 million and profit margin of 9.2% declined from the prior year segment operating profit of $5.1 million and related profit margin of 12.7%. The decrease in current year segment operating profit and margin is primarily due to product mix and higher manufacturing and operating expenses.

Test & Measurement—T&M

Revenue from the T&M segment was $12.0 million for the second quarter of the current fiscal year, representing an 81.2% increase compared to revenue of $6.6 million for the same period in the prior year. The increase is due primarily to the increase in hardware sales of aerospace printers as a result of the Honeywell Agreement entered into at the end of the third quarter of the prior year. The T&M segment second quarter segment operating profit of $2.8 million and 23.4% profit margin compared to the prior year segment operating profit of $0.7 million and related operating margin of 9.9%. The increase in segment operating profit and related margin were due to higher sales revenue and favorable product mix.

Revenue from the T&M segment was $23.6 million for the first six months of the current fiscal year, an 89.3% increase compared to sales of $12.5 million for the same period in the prior year. The increase is due primarily to the increase in hardware sales of aerospace printers as a result of the Honeywell Agreement entered into at the end of the third quarter of the prior year. The segment’s first six months operating profit of $5.1 million resulted in a 21.5% profit margin compared to prior year segment operating profit of $0.7 million and related operating margin of 5.8%. The higher segment operating profit and related profit margin for the current year is due to higher revenue and product mix.

Financial Condition and Liquidity

Overview

Generally, our primary source of liquidity is cash generated from operating activities. We may also utilize amounts available under our revolving credit facility, as described below, to supplement operating activities and to fund a portion of our capital expenditures, contractual contingent consideration obligations, and future acquisitions. We believe that our current level of cash and short-term financing capabilities along with future cash flows from operations will be sufficient to meet our operating and capital needs for at least the next 12 months.

During the first quarter of fiscal 2019, we converted our securities available for sale to cash. In the second quarter of fiscal 2019, we drew $3.0 million on our revolving credit facility, of which $1.5 million was repaid during the quarter and $1.5 million remained outstanding as of July 28, 2018. Our cash and cash equivalents at the end of the second quarter were $5.9 million and we have $8.5 million remaining available under our revolving credit facility.

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

Revolving credit loans may be borrowed, at the Company’s option, in U.S. Dollars or, subject to certain conditions, Euros, British Pounds, Canadian Dollars or Danish Krone. Amounts borrowed under the revolving credit facility bear interest at a rate per annum equal to, at the Company’s option, either (a) the LIBOR rate (or in the case of revolving credit loans denominated in a currency other than U.S. Dollars, the applicable quoted rate), plus a margin that varies within a range of 1.0% to 1.5% based on the Company’s consolidated leverage ratio, or (b) a fluctuating reference rate equal to the highest of (i) the federal funds’ rate plus 0.50%, (ii) Bank of America’s publicly announced prime rate or (iii) the LIBOR rate plus 1.00%, plus a margin that varies within a range of 0.0% to 0.5% based on the Company’s consolidated leverage ratio. The Company is required to pay a commitment fee on the undrawn portion of the revolving credit facility at the rate of 0.25% per annum. Outstanding borrowings under the revolving credit line during fiscal 2019 bear interest at an annual rate of 5.5% and the Company has accrued $17.5 thousand on the outstanding obligation for the six months ended July 28, 2018.

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

As of July 28, 2018, we believe the Company is in compliance with all of the covenants in the Credit Agreement.

Cash Flow

The Company’s statements of cash flows for the six months ended July 28, 2018 and July 29, 2017 are included on page 6 of this report. Net cash used by operating activities was $2.6 million for the first six months of fiscal 2019 compared to net cash provided of $1.7 million for the same period of the previous year. The increase in net cash used by operations for the first six months of the current year is primarily due to payments of prior quarters accrued expenses to Honeywell under the TSA agreement, slower collections on accounts receivable related to Honeywell customers and the increase in inventory to support the transition of the production of printers to the West Warwick facility in accordance with the Honeywell TSA. The combination of these factors on accounts receivable, inventory, accounts payable and accrued expenses decreased cash by $7.6 million in the first six months of fiscal 2019, compared to a decrease of $1.6 million for the same period in fiscal 2018. The accounts receivable balance increased to $24.0 million at the end of the second quarter compared to $22.4 million at year end and the collection cycle increased to 59 days compared to 55 days at year end. The inventory balance was $28.4 million at the end of the second quarter of fiscal 2019, compared to $27.6 million at year end and inventory days on hand increased to 125 days at the end of the current quarter from 124 days at the prior year end.

The decreased cash and investment position at July 28, 2018, primarily resulted from increased cash used in operations as discussed above, principal payments of long-term debt of $2.9 million, dividends paid of $1.0 million and cash used to acquire property, plant and equipment of $0.8 million.

The Company’s backlog increased 14.5% from year-end to $24.5 million at the end of the second quarter of fiscal 2019.

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

During the six months ended July 28, 2018, there were no material changes to our market risk disclosures as set forth in Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended January 31, 2018.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the second quarter of fiscal 2019, the Company made the following repurchases of its common stock:

	Total Number of Shares Repurchased	Average Price paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Be Purchased Under The Plans or Programs
May 1-May 31	8,631(a)(b)	$19.52(a)(b)	—	390,000
June 1-June 30	14,506(c)(d)	$18.36(c)(d)	—	390,000
July 1-July 31	—	$—	—	390,000

(a)

Employees of the Company delivered 6,076 shares of the Company’s common stock toward the satisfaction of taxes due with respect to vesting of restricted shares. The shares delivered were valued at an average market value of $19.65 per share and are included with treasury stock in the consolidated balance sheet. This transaction did not impact the number of shares authorized for repurchase under the Company’s current repurchase program.

(b)

A director of the Company delivered 2,555 shares of the Company’s common stock to satisfy the exercise price for 5,000 stock options exercised. The shares delivered were valued at an average market value of $19.20 per share and are included with treasury stock in the consolidated balance sheet. This transaction did not impact the number of shares authorized for repurchase under the Company’s current repurchase program.

(c)

An employee of the Company delivered 2,048 shares of the Company’s common stock toward the satisfaction of taxes due with respect to vesting of restricted shares. The shares delivered were valued at an average market value of $18.25 per share and are included with treasury stock in the consolidated balance sheet. This transaction did not impact the number of shares authorized for repurchase under the Company’s current repurchase program.

(d)

Employees of the Company delivered 12,458 shares of the Company’s common stock to satisfy the exercise price for 19,075 stock options exercised. The shares delivered were valued at an average market value of $18.38 per share and are included with treasury stock in the consolidated balance sheet. This transaction did not impact the number of shares authorized for repurchase under the Company’s current repurchase program.

Item 6.	Exhibits

3A	Restated Articles of Incorporation of the Company and all amendments thereto (incorporated by reference to Exhibit 3A to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2016).

3B	By-laws of the Company as amended to date (incorporated by reference to Exhibit 3B to the Company’s Annual Report on Form 10-Q for the fiscal year ended January 31, 2008 (File no. 000-13200)).

4.2	AstroNova, Inc. 2018 Equity Incentive Plan (incorporated by reference to Appendix A to the Registrant’s definitive proxy statement on Schedule 14A filed with the SEC on May 4, 2018)

10.1	Form of Performance-based Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 4, 2018).

10.2	Form of Restricted Stock Unit Agreement (time-based vesting) (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 4, 2018).

10.3	Form of Incentive Stock Option (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on June 4, 2018).

10.4	Form of Non-statutory Stock Option (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on June 4, 2018).

10.5	Form of Non-statutory Stock Option (Non-employee Director) (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on June 4, 2018).

10.6	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on June 4, 2018).

10.7	Form of Non-employee Director Restricted Stock Agreement (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed with the SEC on June 4, 2018).

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from Registrant’s Quarterly Report on Form 10-Q for the period ended July 28, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to the Condensed Consolidated Financial Statements. Filed electronically herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASTRONOVA, INC. (Registrant)

Date: September 5, 2018	By	/s/ Gregory A. Woods
Gregory A. Woods,
President and Chief Executive Officer
(Principal Executive Officer)

	By	/s/ David S. Smith
David S. Smith,
Vice President, Chief Financial Officer and Treasurer (Principal
Accounting Officer and Principal Financial Officer)