Form 10-Q
period 2018-10-27
AstroNova, Inc.
filed 2018-12-04
CIK 8146

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 27, 2018

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

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

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

Common Stock, $.05 Par Value – 6,952,794 shares

(excluding treasury shares) as of November 30, 2018

ASTRONOVA, INC.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

ASTRONOVA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, Except Share Data)

	October 27, 2018	January 31, 2018
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$7,816	$10,177
Securities Available for Sale	—	1,511
Accounts Receivable, net of allowance for doubtful accounts of $501 at October 27, 2018 and $377 at January 31, 2018	21,717	22,400
Inventories, net	28,330	27,609
Prepaid Expenses and Other Current Assets	2,014	1,251
Total Current Assets	59,877	62,948
PROPERTY, PLANT AND EQUIPMENT	44,568	42,877
Less Accumulated Depreciation	(34,459)	(33,125)
Property, Plant and Equipment, net	10,109	9,752
OTHER ASSETS
Intangible Assets, net	30,685	33,633
Goodwill	12,283	13,004
Deferred Tax Assets	1,827	1,829
Other	1,275	1,147
Total Other Assets	46,070	49,613
TOTAL ASSETS	$116,056	$122,313
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts Payable	$5,355	$11,808
Accrued Compensation	3,853	2,901
Other Liabilities and Accrued Expenses	2,697	2,414
Current Portion of Long-Term Debt	5,116	5,498
Current Portion of Royalty Obligation	1,750	1,625
Revolving Credit Facility	1,500	—
Current Liability – Excess Royalty Payment Due	1,246	615
Deferred Revenue	374	367
Income Taxes Payable	—	684
Total Current Liabilities	21,891	25,912
NON CURRENT LIABILITIES
Long-Term Debt, net of current portion	14,068	17,648
Royalty Obligation, net of current portion	10,408	11,760
Deferred Tax Liabilities	614	698
Other Liabilities	1,667	2,648
TOTAL LIABILITIES	48,648	58,666
SHAREHOLDERS’ EQUITY
Common Stock, $0.05 Par Value, Authorized 13,000,000 shares; Issued 10,196,755 shares and 9,996,120 shares at October 27, 2018 and January 31, 2018, respectively	510	500
Additional Paid-in Capital	52,948	50,016
Retained Earnings	47,693	45,700
Treasury Stock, at Cost, 3,259,473 and 3,227,942 shares at October 27, 2018 and January 31, 2018, respectively	(32,960)	(32,397)
Accumulated Other Comprehensive Loss, net of tax	(783)	(172)
TOTAL SHAREHOLDERS’ EQUITY	67,408	63,647
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$116,056	$122,313

See Notes to condensed consolidated financial statements (unaudited).

ASTRONOVA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, Except Per Share Data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	October 27, 2018	October 28, 2017	October 27, 2018	October 28, 2017
Revenue	$34,196	$28,760	$99,490	$80,701
Cost of Revenue	20,288	16,966	60,073	49,342
Gross Profit	13,908	11,794	39,417	31,359
Operating Expenses:
Selling and Marketing	6,587	5,532	19,484	15,958
Research and Development	2,123	2,033	5,844	5,340
General and Administrative	2,836	2,597	8,298	6,780
Operating Expenses	11,546	10,162	33,626	28,078
Operating Income, net	2,362	1,632	5,791	3,281
Other Income (Expense)	(538)	(12)	(1,320)	(45)
Income before Income Taxes	1,824	1,620	4,471	3,236
Income Tax Provision	407	201	1,046	579
Net Income	$1,417	$1,419	$3,425	$2,657
Net Income per Common Share—Basic:	$0.21	$0.21	$0.50	$0.38
Net Income per Common Share—Diluted:	$0.20	$0.21	$0.49	$0.38
Weighted Average Number of Common Shares Outstanding:
Basic	6,925	6,725	6,858	6,968
Diluted	7,167	6,821	7,056	7,082
Dividends Declared Per Common Share	$0.07	$0.07	$0.21	$0.21

See Notes to condensed consolidated financial statements (unaudited).

ASTRONOVA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	October 27, 2018	October 28, 2017	October 27, 2018	October 28, 2017
Net Income	$1,417	$1,419	$3,425	$2,657
Other Comprehensive Income (Loss), Net of Taxes and Reclassification Adjustments:
Foreign Currency Translation Adjustments	(157)	(108)	(775)	210
Change in Value of Derivatives Designated as Cash Flow Hedge	221	60	766	(700)
Losses (Gains) from Cash Flow Hedges Reclassified to Income Statement	(150)	(58)	(605)	646
Unrealized Holding Gain (Loss) on Securities Available for Sale	—	(2)	—	5
Realized Gain on Securities Available for Sale reclassified to income statement	—	—	3	—
Other Comprehensive Income (Loss)	(86)	(108)	(611)	161
Comprehensive Income	$1,331	$1,311	$2,814	$2,818

See Notes to condensed consolidated financial statements (unaudited).

ASTRONOVA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Nine Months Ended
	October 27, 2018	October 28, 2017
Cash Flows from Operating Activities:
Net Income	$3,425	$2,657
Adjustments to Reconcile Net Income to Net Cash Provided (Used) by Operating Activities:
Depreciation and Amortization	4,633	2,394
Amortization of Debt Issuance Costs	38	22
Share-Based Compensation	1,339	1,125
Deferred Income Tax Provision	(67)	(14)
Changes in Assets and Liabilities, Net of Impact of Acquisition:
Accounts Receivable	248	(575)
Inventories	(1,140)	(1,769)
Income Taxes	(244)	(1,078)
Accounts Payable and Accrued Expenses	(6,043)	(610)
Other	(916)	(175)
Net Cash Provided (Used) by Operating Activities	1,273	1,977
Cash Flows from Investing Activities:
Proceeds from Sales/Maturities of Securities Available for Sale	1,511	3,766
Purchases of Securities Available for Sale	—	(321)
Cash Paid for TrojanLabel Acquisition, net of cash acquired	—	(9,007)
Cash Paid for Honeywell Asset Purchase and License Agreement	—	(14,873)
Cash Paid for Honeywell Asset Purchase and License Agreement—TSA Agreement	(400)	—
Payments Received on Line of Credit Issued to Label Line	—	85
Additions to Property, Plant and Equipment	(1,902)	(1,719)
Net Cash Provided (Used) by Investing Activities	(791)	(22,069)
Cash Flows from Financing Activities:
Net cash proceeds from Common Shares Issued Under Employee Benefit Plans and Employee Stock Option Plans, Net of Payment of Minimum Tax Withholdings	1,041	471
Purchase of Treasury Stock	—	(11,238)
Proceeds from Issuance of Long-Term Debt	—	9,200
Borrowings under Revolving Credit Facility	3,000	14,600
Repayments under Revolving Credit Facility	(1,500)	—
Change in Fair Value of Trojan Label Earn-Out	—	(477)
Principal Payments of Long-Term Debt	(4,012)	(552)
Payments of Debt Issuance Costs	—	(155)
Dividends Paid	(1,446)	(1,470)
Net Cash Provided (Used) by Financing Activities	(2,917)	10,379
Effect of Exchange Rate Changes on Cash and Cash Equivalents	74	81
Net Decrease in Cash and Cash Equivalents	(2,361)	(9,632)
Cash and Cash Equivalents, Beginning of Period	10,177	18,098
Cash and Cash Equivalents, End of Period	$7,816	$8,466
Supplemental Disclosures of Cash Flow Information:
Cash Paid During the Period for Interest	$449	$138
Cash Paid During the Period for Income Taxes, Net of Refunds	$3,154	$1,736
Schedule of Non-Cash Financing Activities:
Value of Shares Received in Satisfaction of Option Exercise Price	$366	$242

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

(4) Revenue Recognition

On February 1, 2018 we adopted Accounting Standards Update 2014-09, “Revenue from Contracts with Customers (Accounting Standards Codification “ASC” Topic 606),” which superseded nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASC Topic 606 is to recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. ASC Topic 606 defines a five step process to recognize revenue and requires more judgment and estimates within the revenue recognition process than required under previous U.S. GAAP, which includes identifying contracts with customers, identifying performance obligations in the contract, determining and estimating the amount of any variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation and recognizing revenue when the entity satisfies each performance obligation.

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

We may perform service at the request of the customer, generally for the repair and maintenance of products previously sold. These services are short in duration, typically less than one month, and total less than 9% of revenue for the nine months ended October 27, 2018. Revenue is recognized as services are rendered and accepted by the customer. We also provide service agreements on certain of our Product Identification equipment. Service agreements are purchased separately from the equipment and provide for the right to obtain service and maintenance on the equipment for a period of typically one to two years. Accordingly, revenue on these agreements is recognized over the term of the agreements. The portion of service agreement contracts that are uncompleted at the end of any reporting period are included in deferred revenue.

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

Revenues disaggregated by primary geographic markets and major product type are as follows:

Primary geographical markets:

	Three Months Ended		Nine Months Ended
(In thousands)	October 27, 2018	October 28, 2017	October 27, 2018	October 28, 2017
United States	$21,542	$18,116	$60,752	$51,048
Europe	7,573	6,771	23,292	20,545
Canada	1,560	1,428	4,653	3,854
Asia	1,860	1,183	5,836	2,270
Central and South America	921	1,045	3,078	2,529
Other	740	217	1,879	455
Total Revenue	$34,196	$28,760	$99,490	$80,701

Major product type:

	Three Months Ended		Nine Months Ended
(In thousands)	October 27, 2018	October 28, 2017	October 27, 2018	October 28, 2017
Hardware	$13,096	$9,394	$37,989	$25,285
Supplies	18,107	16,608	52,690	47,734
Service and Other	2,993	2,758	8,811	7,682
Total Revenue	$34,196	$28,760	$99,490	$80,701

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

Contract Assets and Liabilities

We normally do not have contract assets, which are primarily unbilled accounts receivable that are conditional on something other than the passage of time. Our contract liabilities, which represent billings in excess of revenue recognized, are related to advanced billings for purchased service agreements and extended warranties and were $374,000 and $367,000 at October 27, 2018 and January 31, 2018, respectively, and are recorded as deferred revenue in the condensed consolidated balance sheet. The slight increase in the deferred revenue at October 27, 2018 is primarily due to approximately $610,000 of revenue recognized during the period that was included in the deferred revenue balance at January 31, 2018, offset by cash payments received in advance of satisfying performance obligations.

Contract Costs

We recognize an asset for the incremental direct costs of obtaining a contract with a customer if we expect the benefit of those costs to be longer than one year. We have determined that certain costs related to obtaining sales contracts for our aerospace printer products meet the requirement to be capitalized. These costs are deferred and amortized based on the forecasted number of units sold over the estimated benefit term. There has been no change in the Company’s accounting for these contracts as a result of the adoption of ASC Topic 606. The balance of these contract assets at January 31, 2018 was $832,000 and was reported in other assets in the consolidated balance sheet. In the first quarter of fiscal 2019, the Company incurred an additional $150,000 in incremental direct costs which were deferred. The amortization of incremental direct costs was $50,000 and $65,000 for the three and nine months periods ended October 27, 2018. The balance of the deferred incremental direct contract costs net of accumulated amortization at October 27, 2018 is $916,000 and is reported in other assets in the condensed consolidated balance sheet. This amount is expected to be amortized over its estimated remaining period of benefit, which we currently estimate to be approximately 8 years.

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

The minimum royalty payment obligation of $15.0 million was recorded at the present value of the annual minimum royalty payments using a present value factor of 2.8%, which is based on the estimated after tax cost of debt for similar companies. At October 27, 2018, the current portion of the minimum royalty obligation to be paid over the next twelve months is $1.8 million and is reported as a current liability, and the remainder of $10.4 million is reported as a long-term liability on the Company’s condensed consolidated balance sheet. For the three and nine months ended October 27, 2018, the Company incurred $0.7 million and $2.0 million, respectively, in excess royalty expense, which is included in cost of revenue in the Company’s condensed consolidated statement of income for the period ended October 27, 2018. A total of $1.2 million of excess royalty is payable at October 27, 2018 and reported as a current liability on the Company’s condensed consolidated balance sheet.

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

Under the terms of the TSA, the Company is required to pay for certain expenses incurred by Honeywell during the period in which product manufacturing is transferred to the Company’s facilities. In the first quarter of fiscal 2019, a change in accounting estimates for product costs and operating expenses related to the TSA resulted in an increase of $1.0 million in operating income ($0.8 million net of tax or $0.12 per diluted share). Additionally, in the first quarter of fiscal 2019, a change in accounting estimates for revenue subject to customer rebates under the Honeywell Agreement increased operating income by $0.4 million ($0.3 million net of tax or $0.05 per diluted share). These changes in accounting estimates were the result of actual amounts billed and received differing from initial estimates.

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

TrojanLabel

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

	Three Months Ended		Nine Months Ended
	October 27, 2018	October 28, 2017	October 27, 2018	October 28, 2017
Weighted Average Common Shares Outstanding - Basic	6,924,554	6,725,414	6,858,365	6,968,285
Effect of Dilutive Options, Restricted Stock Awards and Restricted Stock Units	242,074	95,507	197,760	114,076
Weighted Average Common Shares Outstanding - Diluted	7,166,628	6,820,921	7,056,125	7,082,361

For the three and nine months ended October 27, 2018, the diluted per share amounts do not reflect common equivalent shares outstanding of 228,600 and 333,175, respectively. For the three and nine months ended October 28, 2017, the diluted per share amounts do not reflect common equivalent shares outstanding of 609,934 and 612,248, respectively. These outstanding common equivalent shares were not included due to their anti-dilutive effect. Anti-dilutive shares consist of those common stock equivalents that have an exercise price above the average stock price for the period or for which the common stock equivalent’s related average unrecognized stock compensation expense is sufficient to “buy back” the entire amount of shares. Restricted stock units which vest based upon achievement of performance targets are excluded from the diluted shares outstanding unless the performance targets have been met as of the end of the reporting period, regardless of whether such performance targets are probable of achievement as of the end of the measurement period.

(7) Intangible Assets

Intangible assets are as follows:

	October 27, 2018					January 31, 2018
(In thousands)	Gross Carrying Amount		Accumulated Amortization	Currency Translation Adjustment	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Currency Translation Adjustment	Net Carrying Amount
Miltope:
Customer Contract Relationships	$3,100		$(1,644)	$—	$1,456	$3,100	$(1,438)	$—	$1,662
RITEC:
Customer Contract Relationships	2,830		(667)	—	2,163	2,830	(461)	—	2,369
Non-Competition Agreement	950		(633)	—	317	950	(491)	—	459
TrojanLabel:
Existing Technology	2,327		(624)	130	1,833	2,327	(350)	313	2,290
Distributor Relations	937		(176)	51	812	937	(99)	130	968
Honeywell:
Customer Contract Relationships	27,243	*	(3,139)	—	24,104	26,843	(958)	—	25,885
Intangible Assets, net	$37,387		$(6,883)	$181	$30,685	$36,987	$(3,797)	$443	$33,633

*	Includes additional $0.4 million related to the payment in fiscal 2019 in accordance with the terms of the TSA.

There were no impairments to intangible assets during the periods ended October 27, 2018 and October 28, 2017. With respect to the acquired intangibles included in the table above, amortization expense of $1,039,000 and $508,000 related to the above acquired intangibles has been included in the condensed consolidated statement of income for the three months ended October 27, 2018 and October 28, 2017, respectively. Amortization expense of $3,085,000 and $1,111,000 related to the above acquired intangibles has been included in the condensed consolidated statement of income for the nine months ended October 27, 2018 and October 28, 2017, respectively.

Estimated amortization expense for the next five fiscal years is as follows:

(In thousands)	Remaining 2019	2020	2021	2022	2023
Estimated amortization expense	$1,031	$4,228	$4,098	$4,010	$4,006

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

The Company has a Non-Employee Director Annual Compensation Program (the “Program”) under which each non-employee director receives an automatic grant of restricted stock awards (“RSAs”) on the first business day of each fiscal quarter. Under the Program, the number of whole shares to be granted each quarter is equal to 25% of the number calculated by dividing the director compensation amount by the fair market value of the Company’s stock on such day. The director annual compensation amount was $65,000 in fiscal year 2018 and is $75,000 in fiscal year 2019. In addition, the Chairman of the Board receives RSAs with an aggregate value of $6,000, and the Chairs of the Audit and Compensation Committees each receive RSAs with an aggregate value of $4,000, also issued in quarterly installments and calculated in the same manner as the directors’ RSA grants. RSAs granted prior to March 30, 2017 became fully vested on the first anniversary of the date of grant. RSAs granted subsequent to March 30, 2017 become vested three months after the date of grant. A total of 5,300 and 7,314 shares were awarded to the non-employee directors as compensation under the Program in the third quarter of fiscal 2019 and 2018, respectively.

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

Share-based compensation expense was recognized as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	October 27, 2018	October 28, 2017	October 27, 2018	October 28, 2017
Stock Options	$215	$105	$571	$316
Restricted Stock Awards and Restricted Stock Units	290	436	757	800
Employee Stock Purchase Plan	5	3	11	9
Total	$510	$544	$1,339	$1,125

Stock Options

The fair value of stock options granted during the nine months ended October 27, 2018 and October 28, 2017 was estimated using the following assumptions:

	Nine Months Ended
	October 27, 2018	October 28, 2017
Risk Free Interest Rate	2.6%	1.7%
Expected Volatility	39.3%	37.9%
Expected Life (in years)	9.0	8.0
Dividend Yield	1.5%	2.2%

There were no options granted during the three month period ended October 27, 2018.  The weighted average fair value per share for options granted was $7.41 during the nine month period ended October 27, 2018, compared to $4.46 during the nine month period ended October 28, 2017.

Aggregated information regarding stock options granted under the Plans for the nine months ended October 27, 2018, is summarized below:

	Number of Options	Weighted Average Exercise Price
Outstanding at January 31, 2018	745,270	$12.52
Granted	196,000	18.21
Exercised	(144,875)	10.65
Forfeited	(11,250)	14.61
Canceled	(3,700)	8.95
Outstanding at October 27, 2018	781,445	$14.28

Set forth below is a summary of options outstanding at October 27, 2018:

Outstanding				Exercisable
Range of Exercise prices	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Number of Shares	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Life
$5.00-10.00	78,181	$7.71	2.8	78,181	$7.71	2.8
$10.01-15.00	457,664	$13.65	7.1	302,497	$13.65	6.4
$15.01-20.00	245,600	$17.56	9.1	30,000	$15.17	7.7
	781,445	$14.28	7.3	410,678	$12.63	5.8

As of October 27, 2018, there was approximately $1.7 million of unrecognized compensation expense related to stock options which is expected to be recognized over a weighted average period of approximately 2.5 years.

Restricted Stock Units (RSUs) and Restricted Stock Awards (RSAs)

Aggregated information regarding RSUs and RSAs granted under the Plans for the nine months ended October 27, 2018 is summarized below:

	RSAs & RSUs	Weighted Average Grant Date Fair Value
Unvested at January 31, 2018	$177,347	$13.99
Granted	101,764	17.80
Vested	(52,371)	14.35
Forfeited	(82,672)	14.05
Unvested at October 27, 2018	$144,068	$16.53

As of October 27, 2018, there was approximately $1.2 million of unrecognized compensation expense related to RSUs and RSAs which is expected to be recognized over a weighted average period of 1.2 years.

Employee Stock Purchase Plan

AstroNova has an Employee Stock Purchase Plan allowing eligible employees to purchase shares of common stock at a 15% discount from fair value on the first or last day of an offering period, whichever is less. A total of 247,500 shares were reserved for issuance under this plan. During the nine months ended October 27, 2018 and October 28, 2017, there were 3,912 and 4,657 shares, respectively, purchased under this plan. As of October 27, 2018, 35,294 shares remain available.

(9) Inventories

Inventories are stated at the lower of cost (first-in, first-out) and net realizable value and include material, labor and manufacturing overhead. The components of inventories are as follows:

(In thousands)	October 27, 2018	January 31, 2018
Materials and Supplies	$15,557	$13,715
Work-In-Process	1,790	1,404
Finished Goods	15,696	17,210
	33,043	32,329
Inventory Reserve	(4,713)	(4,720)
	$28,330	$27,609

(10) Income Taxes

The Company’s effective tax rates for the period are as follows:

	Three Months Ended	Nine Months Ended
Fiscal 2019	22.3%	23.4%
Fiscal 2018	12.4%	17.9%

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

During the three months ended October 27, 2018, the Company recognized an income tax expense of approximately $407,000. The effective tax rate in this period was directly impacted by a $98,000 benefit arising from windfall tax benefits related to the Company’s stock. During the three months ended October 28, 2017, the Company recognized an income tax expense of approximately $201,000. The effective tax rate in this period was directly impacted by $334,000 of prior period tax benefits recognized upon the completion of an R&D study, partially offset by tax increases due to the mix of forecasted pre-tax earnings to higher taxing jurisdictions.

During the nine months ended October 27, 2018, the Company recognized an income tax expense of approximately $1,046,000. The effective tax rate in this period was directly impacted by a $210,000 benefit arising from windfall tax benefits related to the Company’s stock and a $78,000 benefit related to the expiration of the statute of limitations on a previously uncertain tax position. During the nine months ended October 28, 2017, the Company recognized an income tax expense of approximately $579,000. The effective tax rate in this period was impacted by $334,000 of prior period tax benefits recognized upon the completion of an R&D study, partially offset by tax increases due to the mix of forecasted pre-tax earnings to higher taxing jurisdictions.

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

Unrecognized tax benefits represent the difference between tax positions taken or expected to be taken in a tax return and the benefits recognized for financial reporting purposes. As of October 27, 2018, the Company’s cumulative unrecognized tax benefits totaled $626,000 compared to $665,000 as of January 31, 2018. During the first quarter, the Company was notified by the IRS that the fiscal 2015 and 2017 income tax returns were selected for audit. No adjustments have been raised at this time. There were no other developments affecting unrecognized tax benefits during the quarter ended October 27, 2018.

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

During the nine months ended October 27, 2018, there were no changes made to the provisional amounts recognized in fiscal 2018. While we have substantially completed our provisional analysis of the income tax effects of the Tax Act and recorded a reasonable estimate of such effects, the net one-time charge related to the Tax Act may differ, possibly materially, due to, among other things, further refinement of our calculations, changes in interpretations and assumptions that we have made, additional guidance that may be issued by the U.S. Government, and actions and related accounting policy decisions we may take as a result of the Tax Act. We will complete our analysis over a one-year measurement period ending December 22, 2018, and any adjustments during this measurement period will be included in net earnings from continuing operations as an adjustment to income tax expense in the reporting period when such adjustments are determined.

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

The Parties must comply with various customary financial and non-financial covenants under the Credit Agreement. The financial covenants consist of a maximum consolidated leverage ratio and a minimum consolidated fixed charge coverage ratio. The Credit Agreement contains limitations, in each case subject to various exceptions and thresholds, on the Company’s and its subsidiaries’ ability to incur future indebtedness, to place liens on assets, to conduct mergers or acquisitions, to sell assets, to alter their capital structure, to make investments and loans, to change the nature of their business, and to prepay subordinated indebtedness. The Credit Agreement permits the Company to pay cash dividends on and repurchase shares of its common stock, subject to certain limitations. The Company believes it is in compliance with all of the covenants in the Credit Agreement as of October 27, 2018.

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

In the second quarter of the current year, $3.0 million was drawn on the revolving credit facility, of which $1.5 million was repaid and $1.5 million remains outstanding as of October 27, 2018. The outstanding balance bears interest at a weighted average annual rate of 5.5% and $38,000 of interest has been accrued on this obligation and included in other expense in the accompanying condensed consolidated income statement for the three and nine months ended October 27, 2018. As of October 27, 2018, there is $8.5 million available for borrowing under the revolving credit facility.

(12) Debt

Long-term debt in the accompanying condensed consolidated balance sheets is as follows:

(In thousands)	October 27, 2018	January 31, 2018
USD Term Loan with a rate equal to LIBOR plus a margin of 1.0% to 1.5%, (3.74% as of October 27, 2018 and 2.85% as of January 31, 2018), and maturity date of November 30, 2022	$12,000	$15,000
USD Term Loan with a rate equal to LIBOR plus a margin of 1.0% to 1.5%, (3.74% as of October 27, 2018 and 3.06% as of January 31, 2018), and maturity date of January 31, 2022	7,360	8,372
	19,360	23,372
Debt Issuance Costs, net of accumulated amortization	(176)	(226)
Current Portion of Term Loan	(5,116)	(5,498)
Long-Term Debt	$14,068	$17,648

The schedule of required principal payments remaining during the next five years on long-term debt outstanding as of October 27, 2018 is as follows:

(In thousands)
Fiscal 2019 (remaining)	$1,486
Fiscal 2020	4,840
Fiscal 2021	5,208
Fiscal 2022	5,576
Fiscal 2023	2,250
$19,360

(13) Derivative Financial Instruments and Risk Management

The Company has entered into a cross-currency interest rate swap to manage the interest rate risk and foreign currency exchange risk associated with the floating-rate foreign currency-denominated term loan borrowing by our Danish Subsidiary and an interest rate swap to manage the interest rate risk associated with the variable rate $15.0 million term loan borrowing by the Company. In accordance with the guidance in ASC 815 “Derivatives and Hedging,” both swaps have been designated as cash flow hedges of floating-rate borrowings.

The cross-currency interest rate swap agreement utilized by the Company effectively modifies the Company’s exposure to interest rate risk and foreign currency exchange rate risk by converting approximately $8.9 million of the Company’s floating-rate debt denominated in U.S. Dollars on our Danish subsidiary’s books to a fixed-rate debt denominated in Danish Krone for the term of the loan, thus reducing the impact of interest-rate and foreign currency exchange rate changes on future interest expense and principal repayments. This swap involves the receipt of floating rate amounts in U.S. Dollars in exchange for fixed-rate interest payments in Danish Krone, as well as exchanges of principal at the inception spot rate, over the life of the term loan. As of October 27, 2018, the total notional amount of the Company’s cross-currency interest rate swap was $6.7 million and is included in other long term liabilities in the Company’s condensed consolidated balance sheet at its fair value amount of $0.5 million.

The interest rate swap agreement utilized by the Company on the $15.0 million term loan effectively modifies the Company’s exposure to interest rate risk by converting the Company’s floating-rate debt to fixed-rate debt over the life of the loan, thus reducing the impact of interest-rate changes on future interest expense. This swap involves the receipt of floating rate amounts in U.S. Dollars in exchange for fixed rate payments in U.S. dollars over the life of the term loan. As of October 27, 2018, the total notional amount of the Company’s interest rate swap was $12.0 million and is included in other assets in the Company’s condensed consolidated balance at its fair value amount of $0.2 million.

The following tables present the impact of the derivative instruments in our condensed consolidated financial statements for the three and nine months ended October 27, 2018 and October 28, 2017:

	Three Months Ended
	Amount of Gain (Loss) Recognized in OCI on Derivative		Location of Gain (Loss) Reclassified	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income
Cash Flow Hedge (In thousands)	October 27, 2018	October 28, 2017	from Accumulated OCI into Income	October 27, 2018	October 28, 2017
Swap contracts	$283	$137	Other Income (Expense)	$192	$134

	Nine Months Ended
	Amount of Gain (Loss) Recognized in OCI on Derivative		Location of Gain (Loss) Reclassified	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income
Cash Flow Hedge (In thousands)	October 27, 2018	October 28, 2017	from Accumulated OCI into Income (Effective Portion)	October 27, 2018	October 28, 2017
Swap contracts	$981	$(898)	Other Income (Expense)	$775	$(819)

At October 27, 2018, the Company expects to reclassify approximately $0.3 million of net gains on the swap contracts from accumulated other comprehensive income (loss) to earnings during the next 12 months due to changes in foreign exchange rates and the payment of variable interest associated with the floating-rate debt.

(14) Accumulated Other Comprehensive Loss

The changes in the balance of accumulated other comprehensive loss by component are as follows:

(In thousands)	Foreign Currency Translation Adjustments	Unrealized Holding Gain/(Loss) on Available for Sale Securities	Net Unrealized Gain/(Loss) on Cash Flow Hedges	Total
Balance at January 31, 2018	$(181)	$(3)	$12	$(172)
Other Comprehensive Income (Loss) before reclassification	(775)	—	766	(9)
Amounts reclassified from AOCI to Earnings	—	3	(605)	(602)
Other Comprehensive Income (Loss)	(775)	3	161	(611)
Balance at October 27, 2018	$(956)	$—	$173	$(783)

The amounts presented above in other comprehensive loss are net of taxes except for translation adjustments associated with our German and Danish subsidiaries.

(15) Segment Information

AstroNova reports two segments: Product Identification and Test & Measurement (T&M). The Company evaluates segment performance based on the segment profit before corporate expenses.

Summarized below are the Revenue and Segment Operating Profit for each reporting segment:

	Three Months Ended				Nine Months Ended
	Revenue		Segment Operating Profit		Revenue		Segment Operating Profit
(In thousands)	October 27, 2018	October 28, 2017	October 27, 2018	October 28, 2017	October 27, 2018	October 28, 2017	October 27, 2018	October 28, 2017
Product Identification	$21,684	$20,458	$2,014	$2,657	$63,407	$59,945	$5,833	$7,761
T&M	12,512	8,302	3,184	1,572	36,083	20,756	8,256	2,300
Total	$34,196	$28,760	5,198	4,229	$99,490	$80,701	14,089	10,061
Corporate Expenses			2,836	2,597			8,298	6,780
Operating Income			2,362	1,632			5,791	3,281
Other Income (Expense), Net			(538)	(12)			(1,320)	(45)
Income Before Income Taxes			1,824	1,620			4,471	3,236
Income Tax Provision			407	201			1,046	579
Net Income			$1,417	$1,419			$3,425	$2,657

(16) Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

Share-Based Compensation

In June 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-07 “Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting.” ASU 2018-07 reduces the cost and complexity and improves financial reporting by expanding the scope of Topic 718 to include share-based payment transactions to nonemployees. ASU 2018-07 is effective for public companies for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years with early adoption permitted. The Company adopted the provisions of this guidance effective beginning in the second quarter of the current year. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

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

Recent Accounting Standards Not Yet Adopted

Internal-Use Software

In August 2018, the FASB issued ASU 2018-15, “Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract.” ASU 2018-15 reduces complexity for the accounting for costs of implementing a cloud computing service arrangement and aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal use software license).  This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019 (Q1 fiscal 2021 for AstroNova), with early adoption permitted. Implementation should be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. The Company is currently evaluating the impact this new guidance will have on its consolidated financial statements.

Fair Value Measurement

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820), Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement.” ASU 2018-13 modifies the disclosure requirements for fair value measurements by removing, modifying or adding certain disclosures. This ASU is effective for annual periods beginning after December 15, 2019 including interim periods within those fiscal years (Q1 fiscal 2021 for AstroNova), with early adoption permitted. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. The Company is currently evaluating the impact this new guidance will have on its consolidated financial statements and related disclosures.

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

The following tables provide a summary of the financial assets and liabilities that are measured at fair value as of October 27, 2018 and January 31, 2018:

Assets measured at fair value:	Fair value measurement at October 27, 2018				Fair value measurement at January 31, 2018
(in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Money Market Funds (included in Cash and Cash Equivalents)	$—	$—	$—	$—	$1,798	$—	$—	$1,798
State and Municipal Obligations (included in Securities Available for Sale)	—	—	—	—	—	1,511	—	1,511
Swap Contracts (included in Other Assets)	—	220		220	—	101	—	101
Total assets	$—	$220	$—	$220	$1,798	$1,612	$—	$3,410

Liabilities measured at fair value:	Fair value measurement at October 27, 2018				Fair value measurement at January 31, 2018
(in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Swap Contracts (included in Other Liabilities)	$—	$549	$—	$549	$—	$1,513	$—	$1,513
Earnout liability (included in Other Liabilities)	—	—	15	15	—	—	15	15
Total liabilities	$—	$549	$15	$564	$—	$1,513	$15	$1,528

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

The fair value of the earnout liability incurred in connection with the Company’s acquisition of TrojanLabel was determined using the option approach methodology which includes using significant inputs that are not observable in the market and therefore classified as Level 3. Key assumptions in estimating the fair value of the contingent consideration liability included (1) the estimated earnout targets over the next seven years of $0.5 million-$1.4 million, (2) the probability of success (achievement of the various contingent events) from 0.0%-0.9% and (3) a risk-adjusted discount rate of approximately 2.68%-4.9% used to adjust the probability-weighted earnout payments to their present value. At each reporting period, the contingent consideration liability is recorded at its fair value with changes reflected in general and administrative expense in the condensed consolidated statements of operations. There was no change in the fair value of the earnout liability for the nine months ended October 27, 2018.

Assets and Liabilities Not Recorded at Fair Value

As of October 27, 2018 and January 31, 2018, the Company’s long-term debt, including the current portion of long-term debt not reflected in the financial statements at fair value, is reflected in the table below:

	Fair Value Measurement at October 27, 2018
(In thousands)	Level 1	Level 2	Level 3	Total	Carrying Value
Long-Term Debt and related Current Maturities	$—	$—	$19,961	$19,961	$19,360

	Fair Value Measurement at January 31, 2018
(In thousands)	Level 1	Level 2	Level 3	Total	Carrying Value
Long-Term Debt and related Current Maturities	$—	$—	$24,873	$24,873	$23,372

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

Results of Operations

Three Months Ended October 27, 2018 vs. Three Months Ended October 28, 2017

Revenue by segment and current quarter percentage change over prior year for the three months ended October 27, 2018 and October 28, 2017 were:

(Dollars in thousands)	October 27, 2018	As a % of Revenue	October 28, 2017	As a % of Revenue	% Change Over Prior Year
Product Identification	$21,684	63.4%	$20,458	71.1%	6.0%
T&M	12,512	36.6%	8,302	28.9%	50.7%
Total	$34,196	100.0%	$28,760	100.0%	18.9%

Revenue for the third quarter of the current year was $34.2 million, representing an 18.9% increase compared to the previous year third quarter revenue of $28.8 million. Revenue through domestic channels for the current year third quarter was $21.5 million, an increase of 18.9% over the prior year’s third quarter. International revenue for the third quarter of the current year was $12.7 million, also an 18.9% increase over the previous year’s third quarter and represents 37% of AstroNova’s third quarter revenue. Current year third quarter international revenue includes an unfavorable foreign exchange rate impact of $0.2 million.

Hardware revenue in the current quarter was $13.1 million, a 39.4% increase compared to the prior year’s third quarter revenue of $9.4 million. The increase was primarily due to Test & Measurement hardware sales of aerospace printers related to the Honeywell Agreement entered into at the end of the third quarter of the prior year.

Supplies revenue in the current quarter was $18.1 million, a 9.0% increase over the prior year’s third quarter supplies revenue of $16.6 million. The current quarter increase compared to the third quarter of the prior year is primarily attributable to increased demand for label and tag products within the Product Identification segment, and to a lesser degree, increased demand for supplies in the Test & Measurement segment from a larger installed customer base as a result of the Honeywell Agreement.

Service and other revenues of $3.0 million in the current quarter increased 7.1% from prior year third quarter service and other revenues of $2.8 million, primarily due to an increase in customer demand for repair services in the Test & Measurement segment during the third quarter of the current year due to a larger installed customer base as a result of the Honeywell Agreement.

Current year third quarter gross profit was $13.9 million, a 17.9% increase compared to prior year third quarter gross profit of $11.8 million. The Company’s current quarter gross profit margin of 40.7% reflects a 0.3 percentage point decrease from the prior year third quarter gross profit margin of 41.0%. The lower gross profit margin for the current quarter compared to the prior year is primarily attributable to increased period costs and unfavorable product mix.

Operating expenses for the current quarter were $11.5 million, a 13.6% increase compared to prior year third quarter operating expenses of $10.2 million. Specifically, selling and marketing expenses for the current quarter increased to $6.6 million compared to $5.5 million in the third quarter of the prior year due primarily to the amortization of the Company’s identifiable intangibles purchased in connection with the Honeywell Agreement, as well as an increase in employee bonuses. G&A expenses increased in the third quarter to $2.8 million compared to $2.6 million in the prior year third quarter. The increase is primarily due to an increase in employee benefits, slightly offset by a decrease in professional fees in the third quarter of the current year. R&D expenses were $2.1 million in the current quarter, compared to $2.0 million in the prior year third quarter with the increase attributable primarily to increased employee benefits. The R&D spending as a percentage of revenue for the current quarter is 6.2% compared to 7.1% for the same period of the prior year.

Other expense in the third quarter of fiscal 2019 was $0.5 million compared to $12 thousand in the prior year third quarter. Current quarter other expense includes interest expense on debt of $0.2 million and foreign exchange loss of $0.3 million. Other income for the third quarter of fiscal 2018 includes $0.1 million of interest expense on debt and $0.2 million of foreign exchange loss, offset by $0.3 million of investment income and income received from the settlement of a legal matter related to patent infringement.

The provision for federal, state and foreign income taxes for the third quarter of the current year was $0.4 million, which includes a $0.1 million benefit related to windfall tax benefits related to the Company’s stock and reflects an effective tax rate of 22.3%. This compares to the prior year’s third quarter tax provision on income of $0.2 million which was impacted by $0.3 million of prior period tax benefits recognized upon the completion of an R&D study, partially offset by tax increases from the mix of forecasted pre-tax earnings to higher taxing jurisdictions and reflected an effective tax rate of 12.4%.

The Company reported net income of $1.4 million or $0.20 per diluted share for the third quarter of the current year, consistent with net income for the prior year third quarter of $1.4 million or $0.21 per diluted share. Net income was 4.1% of revenue for the third quarter of fiscal 2019 compared to 4.9% for the third quarter of fiscal 2018.

Nine Months Ended October 27, 2018 vs. Nine Months Ended October 28, 2017

Revenue by product group and current quarter percentage change over prior year for the nine months ended October 27, 2018 and October 28, 2017 were:

(Dollars in thousands)	October 27, 2018	As a % of Revenue	October 28, 2017	As a % of Revenue	% Change Over Prior Year
Product Identification	$63,407	63.7%	$59,945	74.3%	5.8%
T&M	36,083	36.3%	20,756	25.7%	73.8%
Total	$99,490	100.0%	$80,701	100.0%	23.3%

Revenue for the first nine months of the current year was $99.5 million, representing a 23.3% increase compared to the previous year’s first nine months of revenue of $80.7 million. Revenue through domestic channels for the first nine months of the current year was $60.8 million, an increase of 19.2% from the prior year. International revenue for the first nine months of the current year was $38.7 million, a 30.3% increase from the previous year. The current year’s first nine months international revenue included a favorable foreign exchange rate impact of $0.9 million.

Hardware revenue in the first nine months of the current year was $38.0 million, a 50.2% increase compared to the prior year’s first nine months of revenue of $25.3 million primarily due to the increase in Test & Measurement hardware sales of aerospace printers related to the Honeywell Agreement entered into at the end of the third quarter of the prior year. Also contributing to the increase in hardware sales for the current year was growth in sales of both ink jet and Trojan Label printers.

Supplies revenue in the first nine months of the current year was $52.7 million, representing a 10.4% increase over the prior year’s first nine months revenue of $47.7 million. The current year increase in supplies revenue is related primarily to increases in digital color printer supplies product revenue, and label and tag revenue in the Product Identification segment.

Service and other revenues were $8.8 million in the first nine months of the current year, a 14.7% increase compared to the prior year’s first nine months service and other revenues of $7.7 million, primarily due to an increase in demand for parts and repair services in the Test & Measurement segment related to the Honeywell Agreement entered into at the end of the third quarter of the prior year.

Gross profit for the first nine months of the current year was $39.4 million, a 25.7% increase from prior year’s first nine months gross profit of $31.4 million.  The Company’s current year gross profit margin of 39.6% reflects an increase from the prior year’s first nine months gross profit margin of 38.9%. The higher gross profit and related margin for the current year compared to the prior year is primarily due to higher sales and favorable product mix.

Operating expenses for the first nine months of the fiscal year were $33.6 million, a 19.8% increase compared to prior year’s first nine months operating expenses of $28.1 million. Selling and marketing expenses for the current year of $19.5 million increased 22.1% compared to the previous year’s first nine months due primarily to the amortization of the Company’s identifiable intangibles purchased in connection with the Honeywell Agreement, as well as increases in employee compensation. G&A expenses increased to $8.3 million in the first nine months of the current year compared to prior year’s first nine months G&A expenses of $6.8 million, primarily due to an increase in employee compensation. R&D spending in the first nine months of the current year was $5.8 million, a 9.4% increase compared to prior year’s first nine months spending of $5.3 million. Current year spending on R&D represents 5.8% of revenue compared to the prior year’s first nine months level of 6.6%.

Other expense during the first nine months of the current year was $1.3 million compared to $45 thousand in the first nine months of the previous year. Current year other expense includes interest expense on debt of $0.6 million and foreign exchange loss of $0.8 million, partially offset by investment and other income of $0.1 million. Other expense for fiscal 2018 included interest expense on debt of $0.2 million and foreign exchange loss of $0.2 million, partially offset by $0.3 million of investment and other income received from the settlement of a legal matter related to patent infringement.

The Company recognized $1.0 million of income tax expense for the first nine months of the current fiscal year. The 23.4% effective tax rate in this period was directly impacted by a $0.2 million tax benefit arising from windfall tax benefits related to the Company’s stock and a $0.1 million tax benefit related to the expiration of the statute of limitations on a previously uncertain tax position. The prior year’s first nine months income tax expense was $0.6 million. The 17.9% effective tax rate for the nine months ended October 28, 2017 was impacted by $0.3 million of prior period tax benefits recognized upon the completion of an R&D study, partially offset by tax increases from the mix of forecasted pre-tax earnings to higher taxing jurisdictions.

The Company reported net income of $3.4 million, or $0.49 per diluted share, for the first nine months of the current year, which included $0.8 million of after-tax income, or $0.12 per diluted share, as a result of a change in accounting estimates in the first quarter for product cost and operating expenses related to a transition services agreement entered into with Honeywell in connection with the Honeywell Agreement. In addition, during the first quarter of fiscal 2019, a change in accounting estimate for revenue subject to customer rebates under the Honeywell Agreement increased net income by $0.3 million or $0.05 per diluted share.  In the prior year’s first nine months, the Company recognized net income of $2.7 million, or $0.38 per diluted share. Net income was 3.4% of revenue for the first nine months of fiscal 2019 compared to 3.3% for the first nine months of fiscal 2018.

Segment Analysis

The Company reports two segments: Product Identification and Test & Measurement (T&M) and evaluates segment performance based on the segment profit before corporate and financial administration expenses. Summarized below are the Revenue and Segment Operating Profit for each reporting segment:

	Three Months Ended				Nine Months Ended
	Revenue		Segment Operating Profit		Revenue		Segment Operating Profit
(In thousands)	October 27, 2018	October 28, 2017	October 27, 2018	October 28, 2017	October 27, 2018	October 28, 2017	October 27, 2018	October 28, 2017
Product Identification	$21,684	$20,458	$2,014	$2,657	$63,407	$59,945	$5,833	$7,761
T&M	12,512	8,302	3,184	1,572	36,083	20,756	8,256	2,300
Total	$34,196	$28,760	5,198	4,229	$99,490	$80,701	14,089	10,061
Corporate Expenses			2,836	2,597			8,298	6,780
Operating Income			2,362	1,632			5,791	3,281
Other Income (Expense), Net			(538)	(12)			(1,320)	(45)
Income Before Income Taxes			1,824	1,620			4,471	3,236
Income Tax Provision			407	201			1,046	579
Net Income			$1,417	$1,419			$3,425	$2,657

Product Identification

Revenue from the Product Identification segment increased 6.0% in the third quarter of the current year, with revenue of $21.7 million compared to $20.5 million in the same period of the prior year. Hardware revenue increased 14.4% compared to prior year primarily due to an increase in demand for the new TrojanLabel printer products. The current year third quarter also received a solid contribution from the supplies product line revenue, which increased 5.6% from the same period in the prior year. The current quarter increase in supplies revenue is due to the continued increase in demand for label and tag supplies, which have increased 9.7% in the current year third quarter compared to the same period in the prior year. Product Identification current quarter segment operating profit was $2.0 million, reflecting a profit margin of 9.3%. This compares to the prior year’s third quarter segment profit of $2.7 million and related profit margin of 13.0%. The decline in Product Identification current year third quarter segment operating profit and margin is primarily due to product mix and higher manufacturing and operating expenses.

Revenues from the Product Identification segment increased 5.8% to $63.4 million in the first nine months of the current year from $59.9 million in the same period of the prior year, attributable to an increase in supplies revenue of 5.9% due to increased demand for digital color printer supplies products, as well as label and tag products. The increase in current year revenue was also due to a contribution from increased sales of TrojanLabel printers, which experienced double-digit growth rates in the current year. Product Identification current year segment operating profit of $5.8 million and profit margin of 9.2% declined from the prior year segment operating profit of $7.8 million and related profit margin of 12.9%. The decrease in current year segment operating profit and margin is primarily due to product mix and higher manufacturing and operating expenses.

Test & Measurement—T&M

Revenue from the T&M segment was $12.5 million for the third quarter of the current fiscal year, representing a 50.7% increase compared to revenue of $8.3 million for the same period in the prior year. The increase is due primarily to the increase in revenue from aerospace printer hardware and supplies as a result of the Honeywell Agreement entered into at the end of the third quarter of the prior year as well as a contribution from increased sales of data acquisition products for the current year. T&M third quarter segment operating profit was $3.2 million, reflecting a profit margin of 25.4%, compared to the prior year segment operating profit of $1.6 million and related operating margin of 18.9%. The increase in segment operating profit and related margin were due to higher sales revenue and favorable product mix.

Revenue from the T&M segment was $36.1 million for the first nine months of the current fiscal year, a 73.8% increase compared to sales of $20.8 million for the same period in the prior year. The increase is due primarily to the increase in revenue from aerospace printer hardware and supplies as a result of the Honeywell Agreement entered into at the end of the third quarter of the prior year as well as a contribution from increased sales of data acquisition products for the current year. The segment’s first nine months operating profit of $8.3 million resulted in a 22.9% profit margin compared to prior year segment operating profit of $2.3 million and related operating margin of 11.1%. The higher segment operating profit and related profit margin for the current year is due to higher revenue and product mix.

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

During the first quarter of fiscal 2019, we converted our securities available for sale to cash. In the second quarter of fiscal 2019, we drew $3.0 million on our revolving credit facility, of which $1.5 million was repaid and $1.5 million remains outstanding as of October 27, 2018. Our cash and cash equivalents at the end of the third quarter were $7.8 million and we have $8.5 million remaining available under our revolving credit facility.

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

Revolving credit loans may be borrowed, at the Company’s option, in U.S. Dollars or, subject to certain conditions, Euros, British Pounds, Canadian Dollars or Danish Krone. Amounts borrowed under the revolving credit facility bear interest at a rate per annum equal to, at the Company’s option, either (a) the LIBOR rate (or in the case of revolving credit loans denominated in a currency other than U.S. Dollars, the applicable quoted rate), plus a margin that varies within a range of 1.0% to 1.5% based on the Company’s consolidated leverage ratio, or (b) a fluctuating reference rate equal to the highest of (i) the federal funds’ rate plus 0.50%, (ii) Bank of America’s publicly announced prime rate or (iii) the LIBOR rate plus 1.00%, plus a margin that varies within a range of 0.0% to 0.5% based on the Company’s consolidated leverage ratio. The Company is required to pay a commitment fee on the undrawn portion of the revolving credit facility at the rate of 0.25% per annum. Outstanding borrowings under the revolving credit line during fiscal 2019 bear interest at an annual rate of 5.5% and the Company has accrued $38 thousand on the outstanding obligation for the nine months ended October 27, 2018.

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

As of October 27, 2018, we believe the Company is in compliance with all of the covenants in the Credit Agreement.

Cash Flow

The Company’s statements of cash flows for the nine months ended October 27, 2018 and October 28, 2017 are included on page 6 of this report. Net cash provided by operating activities was $1.3 million for the first nine months of fiscal 2019 compared to $2.0 million for the same period of the previous year. The decrease in net cash provided by operations for the first nine months of the current year is primarily due to payments of prior quarters’ accrued expenses to Honeywell under the TSA agreement and the increase in inventory to support the transition of the production of printers to the West Warwick facility in accordance with the Honeywell TSA. The combination of these factors on working capital decreased cash by $7.2 million in the first nine months of fiscal 2019, compared to a decrease of $2.4 million for the same period in fiscal 2018.  The current year decrease in cash provided by operations was slightly offset by an increase in non-cash amortization related to the Honeywell acquisition. The accounts receivable balance was $21.7 million at the end of the third quarter compared to $22.4 million at year end and the collection cycle decreased to 50 days compared to 55 days at year end. The inventory balance increased to $28.3 million at the end of the third quarter of fiscal 2019, compared to $27.6 million at year end and inventory days on hand increased to 126 days at the end of the current quarter from 124 days at the prior year end.

The decreased cash and investment position at October 27, 2018 as compared to year end, primarily resulted from increased cash used in operations as discussed above, principal payments of long-term debt of $4.0 million, dividends paid of $1.4 million and cash used to acquire property, plant and equipment of $1.9 million.

The Company’s backlog increased 15.1% from year-end to $24.5 million at the end of the third quarter of fiscal 2019.

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

During the nine months ended October 27, 2018, there were no material changes to our market risk disclosures as set forth in Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended January 31, 2018.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the third quarter of fiscal 2019, the Company made the following repurchases of its common stock:

	Total Number of Shares Repurchased	Average Price paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Be Purchased Under The Plans or Programs
August 1- August 31	—	—	—	390,000
September 1-September 30	—	—	—	390,000
October 1- October 31	—	—	—	390,000

Item 6.	Exhibits

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

101

The following materials from Registrant’s Quarterly Report on Form 10-Q for the period ended October 27, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to the Condensed Consolidated Financial Statements. Filed electronically herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASTRONOVA, INC. (Registrant)

Date: December 4, 2018	By	/s/ Gregory A. Woods
Gregory A. Woods,
President and Chief Executive Officer
(Principal Executive Officer)

	By	/s/ David S. Smith
David S. Smith,
Vice President, Chief Financial Officer and Treasurer (Principal Accounting Officer and Principal Financial Officer)