Form 10-Q
period 2019-05-04
AstroNova, Inc.
filed 2019-06-11
CIK 8146

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 4, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file number 0-13200

AstroNova, Inc.

(Exact name of registrant as specified in its charter)

Rhode Island	05-0318215
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

600 East Greenwich Avenue, West Warwick, Rhode Island	02893
(Address of principal executive offices)	(Zip Code)

(401) 828-4000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $.05 Par Value	ALOT	NASDAQ Global Market

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

The number of shares of the registrant’s common stock, $.05 par value per share, outstanding as of June 5, 2019 was 7,008,028.

ASTRONOVA, INC.

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ASTRONOVA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, Except Share Data)

	May 4, 2019	January 31, 2019
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$5,769	$7,534
Accounts Receivable, net	21,970	23,486
Inventories, net	32,043	30,161
Prepaid Expenses and Other Current Assets	1,198	1,427

Total Current Assets	60,980	62,608

Property, Plant and Equipment, net	10,462	10,380

Intangible Assets, net	28,561	29,674
Goodwill	12,136	12,329
Deferred Tax Assets, net	2,927	2,928
Right of Use Assets	1,876	—
Other Assets	997	1,064

TOTAL ASSETS	$117,939	$118,983

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts Payable	$5,818	$5,956
Accrued Compensation	2,767	5,023
Other Liabilities and Accrued Expenses	2,848	2,911
Current Portion of Long-Term Debt	4,932	5,208
Current Liability – Royalty Obligation	2,000	1,875
Revolving Credit Facility	1,500	1,500
Current Liability – Excess Royalty Payment Due	1,301	1,265
Income Taxes Payable	810	554
Deferred Revenue	350	373

Total Current Liabilities	22,326	24,665
Long-Term Debt, net of current portion	11,583	12,870
Royalty Obligation, net of current portion	9,440	9,916
Lease Liabilities, net of current portion	1,472	—
Deferred Tax Liabilities	15	40
Other Long-Term Liabilities	1,489	1,717

TOTAL LIABILITIES	46,325	49,208
SHAREHOLDERS’ EQUITY
Common Stock, $0.05 Par Value, Authorized 13,000,000 shares; Issued 10,256,071 shares and 10,218,559 shares at May 4, 2019 and January 31, 2019, respectively	513	511
Additional Paid-in Capital	54,474	53,568
Retained Earnings	50,722	49,511
Treasury Stock, at Cost, 3,265,494 and 3,261,672 shares at May 4, 2019 and January 31, 2019, respectively	(33,077)	(32,997)
Accumulated Other Comprehensive Loss, net of tax	(1,018)	(818)

TOTAL SHAREHOLDERS’ EQUITY	71,614	69,775

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$117,939	$118,983

See Notes to condensed consolidated financial statements (unaudited).

ASTRONOVA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, Except Per Share Data)

(Unaudited)

	Three Months Ended
	May 4, 2019	April 28, 2018
Revenue	$36,181	$31,487
Cost of Revenue	21,942	19,377

Gross Profit	14,239	12,110
Operating Expenses:
Selling and Marketing	6,765	6,500
Research and Development	2,007	1,692
General and Administrative	2,999	2,653

Operating Expenses	11,771	10,845

Operating Income, net	2,468	1,265
Other Expense	(368)	(270)

Income before Income Taxes	2,100	995
Income Tax Provision	400	181

Net Income	$1,700	$814

Net Income Per Common Share—Basic	$0.24	$0.12

Net Income Per Common Share—Diluted	$0.23	$0.12

Weighted Average Number of Common Shares Outstanding:
Basic	6,971	6,788
Diluted	7,248	6,916

See Notes to condensed consolidated financial statements (unaudited).

ASTRONOVA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Thousands)

(Unaudited)

	Three Months Ended
	May 4, 2019	April 28, 2018
Net Income	$1,700	$814
Other Comprehensive Loss, net of taxes:
Foreign Currency Translation Adjustments	(172)	(269)
Change in Value of Derivatives Designated as Cash Flow Hedges	116	300
Gain from Cash Flow Hedges Reclassified to Income Statement	(144)	(200)
Realized Loss on Securities Available for Sale Reclassified to Income Statement	—	6

Other Comprehensive Loss	(200)	(163)

Comprehensive Income	$1,500	$651

See Notes to condensed consolidated financial statements (unaudited).

ASTRONOVA, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

($ In Thousands, Except per Share Data)

(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount
Balance February 1, 2018	9,996,120	$500	$50,016	$45,700	$(32,397)	$(172)	$63,647
Share-Based Compensation	—	—	363	—	—	—	363
Employee Option Exercises	53,010	3	574	—	(88)	—	489
Restricted Stock Awards Vested, net	16,981	1	(1)	—	(40)	—	(40)
Common Stock – Cash Dividend—$0.07 per share	—	—	—	(480)	—	—	(480)
Net Income	—	—	—	814	—	—	814
Other Comprehensive Loss	—	—	—	—	—	(163)	(163)

Balance April 28, 2018	10,066,111	$504	$50,952	$46,034	$(32,525)	$(335)	$64,630

Balance February 1, 2019	10,218,559	$511	$53,568	$49,511	$(32,997)	$(818)	$69,775
Share-Based Compensation	—	—	601	—	—	—	601
Employee Option Exercises	27,990	1	306	—	(11)	—	296
Restricted Stock Awards Vested, net	9,522	1	(1)	—	(69)	—	(69)
Common Stock – Cash Dividend—$0.07 per share	—	—	—	(489)	—	—	(489)
Net Income	—	—	—	1,700	—	—	1,700
Other Comprehensive Loss	—	—	—	—	—	(200)	(200)

Balance May 4, 2019	10,256,071	$513	$54,474	$50,722	$(33,077)	$(1,018)	$71,614

ASTRONOVA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Three Months Ended
	May 4, 2019	April 28, 2018
Cash Flows from Operating Activities:
Net Income	$1,700	$814
Adjustments to Reconcile Net Income to Net Cash Provided (Used) by Operating Activities:
Depreciation and Amortization	1,584	1,543
Amortization of Debt Issuance Costs	13	13
Share-Based Compensation	601	363
Deferred Income Tax Provision	—	(33)
Changes in Assets and Liabilities:
Accounts Receivable	1,439	(3,029)
Inventories	(2,001)	(199)
Income Taxes	263	297
Accounts Payable and Accrued Expenses	(2,796)	(1,260)
Other	184	(120)

Net Cash Provided (Used) by Operating Activities	987	(1,611)
Cash Flows from Investing Activities:
Proceeds from Sales/Maturities of Securities Available for Sale	—	1,511
Honeywell Asset Purchase and License Agreement—TSA Agreement Payment	—	(400)
Additions to Property, Plant and Equipment	(586)	(541)

Net Cash Provided (Used) by Investing Activities	(586)	570
Cash Flows from Financing Activities:
Net Cash Proceeds from Common Shares Issued Under Employee Benefit Plans and Employee Stock Option Plans, Net of Payment of Minimum Tax Withholdings	227	449
Payment of Minimum Guarantee Royalty Obligation	(375)	(500)
Principal Payments of Long-Term Debt	(1,578)	(1,776)
Dividends Paid	(489)	(480)

Net Cash Provided (Used) by Financing Activities	(2,215)	(2,307)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	49	9

Net Decrease in Cash and Cash Equivalents	(1,765)	(3,339)
Cash and Cash Equivalents, Beginning of Period	7,534	10,177

Cash and Cash Equivalents, End of Period	$5,769	$6,838

Supplemental Disclosures of Cash Flow Information:
Cash Paid During the Period for Interest	$110	$199
Cash Paid During the Period for Income Taxes, Net of Refunds	$142	$86
Schedule of Non-Cash Financing Activities:
Value of Shares Received in Satisfaction of Option Exercise Price	$11	$88

See Notes to condensed consolidated financial statements (unaudited).

ASTRONOVA, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1 – Business and Basis of Presentation

Overview

Headquartered in West Warwick, Rhode Island, AstroNova, Inc. leverages its expertise in data visualization technologies to design, develop, manufacture and distribute a broad range of specialty printers and data acquisition and analysis systems. Our products are employed around the world in a wide range of applications in the aerospace, apparel, automotive, avionics, chemical, computer peripherals, communications, distribution, food and beverage, general manufacturing, packaging and transportation industries. In the United States, the Company has factory-trained direct field salespeople located in major cities from coast to coast. We also have direct field sales or service centers in Canada, China, Denmark, France, Germany, India, Malaysia, Mexico, Singapore, Spain and the United Kingdom staffed by our own employees and dedicated third-party contractors. Additionally, we utilize over 150 independent dealers and representatives selling and marketing our products in over 50 countries.

The business consists of two segments, Product Identification (PI) and Test & Measurement (T&M). The Product Identification segment offers a variety of hardware and software products and associated supplies that allow customers to mark, track and enhance the appearance of their products. PI includes specialty printing systems and supplies sold under the QuickLabel®, TrojanLabel® and GetLabels™ brand names. PI products are used in industrial and commercial product packaging, branding and labeling applications to print custom labels, packaging materials and corresponding visual content in-house digitally. The Test & Measurement segment includes systems sold under the AstroNova® brand name as well as the Company’s line of aerospace flight deck printers. Products sold under the AstroNova brand enable our customers to acquire and record visual and electronic signal data from local and networked data streams and sensors. The recorded data is processed and analyzed and then stored and presented in various visual output formats. In the aerospace market, the Company has a long history of using its data visualization technologies to provide networking systems and high-resolution light-weight flight deck and cabin printers.

Unless otherwise indicated, references to “AstroNova,” the “Company,” “we,” “our,” and “us” in this Quarterly Report on Form 10-Q refer to AstroNova, Inc. and its consolidated subsidiaries.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles and reflect all adjustments consisting of normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the results of the interim periods included herein. These financial statements do not include all disclosures associated with annual financial statements and, accordingly, should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2019.

The presentation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported and disclosed in the condensed consolidated financial statements and accompanying notes. Some of the more significant estimates relate to revenue recognition, the allowances for doubtful accounts, inventory valuation, income taxes, impairment of long-lived assets and goodwill, share-based compensation, accrued expenses, lease accounting and warranty reserves. Management’s estimates are based on the facts and circumstances available at the time estimates are made, historical experience, risk of loss, general economic conditions and trends, and management’s assessments of the probable future outcome of these matters. Consequently, actual results could differ from those estimates.

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

Note 2 – Summary of Significant Accounting Policies Update

The accounting polices used in preparing the condensed consolidated financial statements in this Form 10-Q are the same as those used in preparing the Consolidated Financial Statements for the year ended January 31, 2019, except for the change resulting from the adoption of Accounting Standard Update (“ASU”) 2016-02, “Leases (“Topic 842”), as provided below.

Leases

On February 1, 2019, we adopted ASU 2016-02 using the modified retrospective transition method, which requires that we recognize leases differently pre- and post-adoption. See “Recently Adopted Accounting Pronouncements—Leases” below for more information.

The Company determines whether an arrangement contains a lease at the inception of a contract. Our lease agreements cover various office facilities and are considered operating leases. Operating Right-of-use (“ROU”) assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease ROU assets and lease liabilities are recognized at commencement of the lease based on the present value of the future minimum lease payments over the lease term. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate in determining the present value of future payments. Operating lease ROU assets include any lease pre-payments made and exclude lease incentives and initial direct costs incurred when appropriate. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise such option. Lease expense is recognized on a straight-line basis over the lease term and included in general and administrative expense on our condensed consolidated statement of income. Operating leases are included in Right of Use assets, Other Liabilities and Accrued Expenses, and Lease Liabilities on our condensed consolidated balance sheets.

For our lease agreements with lease and non-lease components, we generally account for each component separately.

Recently Adopted Accounting Pronouncements

Leases

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-02, “Leases (Topic 842).” ASU 2016-02 and its subsequent amendments supersede previous guidance related to accounting for leases and are intended to increase transparency and comparability among organizations by requiring lessees to recognize assets and liabilities in the balance sheet for operating leases with lease terms greater than twelve months. The updates also require improved disclosures to help users of financial statements better understand the amount, timing and uncertainty of cash flows arising from leases.

The Company adopted this guidance effective February 1, 2019 and elected the non-comparative transition option which does not require restatement for comparative purposes. Also upon adoption, the Company elected the package of practical expedients, which, include not reassessing 1) whether any expired or existing contracts contain leases, 2) lease classifications of expired or existing leases, and 3) initial direct costs, if any, for existing leases.

Adoption of the new standard resulted in the recording of ROU assets and lease liabilities of $2.0 million as of February 1, 2019.

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

Note 3 - Revenue Recognition

We derive revenue from the sale of (i) hardware, including digital color label printers and specialty OEM printing systems, portable data acquisition systems and airborne printers used in the flight deck and cabin of military, commercial and business aircraft, (ii) related supplies required in the operation of the hardware, (iii) repairs and maintenance of hardware and (iv) service agreements.

Revenues disaggregated by primary geographic markets and major product types are as follows:

Primary geographical markets:

	Three Months Ended
(In thousands)	May 4, 2019	April 28, 2018
United States	$21,992	$19,233
Europe	7,875	7,834
Asia	3,450	1,439
Canada	1,516	1,445
Central and South America	888	1,054
Other	460	482

Total Revenue	$36,181	$31,487

Major product types:

	Three Months Ended
(In thousands)	May 4, 2019	April 28, 2018
Hardware	$12,918	$11,977
Supplies	19,727	16,701
Service and Other	3,536	2,809

Total Revenue	$36,181	$31,487

Contract Assets and Liabilities

We normally do not have contract assets, which are primarily unbilled accounts receivable that are conditional on something other than the passage of time. Our contract liabilities, which represent billings in excess of revenue recognized, are related to advanced billings for purchased service agreements and extended warranties and were $350,000 and $373,000 at May 4, 2019 and January 31, 2019, respectively, and are recorded as deferred revenue in the condensed consolidated balance sheet. The decrease in the deferred revenue balance during the three months ended May 4, 2019 is primarily due to approximately $205,000 of revenue recognized during the period that was included in the deferred revenue balance at January 31, 2019, offset by cash payments received in advance of satisfying performance obligations.

Contract Costs

We recognize an asset for the incremental costs of obtaining a contract with a customer if we expect the benefit of those costs to be longer than one year. We have determined that certain costs related to obtaining sales contracts for our aerospace printer products meet the requirement to be capitalized. These costs are deferred and amortized based on the forecasted number of units sold over the estimated benefit term, which was estimated to be approximately 10 years. The balance of these contract assets at January 31, 2019 was $903,000. In the first quarter of fiscal 2020, amortization of these incremental direct costs were $27,000 and the balance of deferred incremental direct costs net of accumulated amortization at May 4, 2019 was $875,000, of which $109,000 is reported in other current assets and $766,000 is reported in other assets in the accompanying condensed consolidated balance sheet. The remaining contract costs are expected to be amortized over the estimated remaining period of benefit, which we currently estimate to be approximately 7 years.

Note 4 - Net Income Per Common Share

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

	Three Months Ended
	May 4, 2019	April 28, 2018
Weighted Average Common Shares Outstanding—Basic	6,970,914	6,787,926
Effect of Dilutive Options, Restricted Stock Units and Restricted Stock Awards	277,412	128,229

Weighted Average Common Shares Outstanding—Diluted	7,248,326	6,916,155

For the three months ended May 4, 2019 and April 28, 2018, the diluted per share amounts do not include common equivalent shares outstanding of 260,422 and 248,480, respectively, because their effect would have been anti-dilutive.

Note 5 - Intangible Assets

Intangible assets are as follows:

	May 4, 2019				January 31, 2019
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Currency Translation Adjustment	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Currency Translation Adjustment	Net Carrying Amount
Miltope:
Customer Contract Relationships	$3,100	$(1,797)	$—	$1,303	$3,100	$(1,723)	$—	$1,377
RITEC:
Customer Contract Relationships	2,830	(813)	—	2,017	2,830	(725)	—	2,105
Non-Competition Agreement	950	(728)	—	222	950	(681)	—	269
TrojanLabel:
Existing Technology	2,327	(797)	97	1,627	2,327	(711)	140	1,756
Distributor Relations	937	(225)	36	748	937	(200)	56	793
Honeywell:
Customer Contract Relationships	27,243	(4,599)	—	22,644	27,243	(3,869)	—	23,374

Intangible Assets, net	$37,387	$(8,959)	$133	$28,561	$37,387	$(7,909)	$196	$29,674

There were no impairments to intangible assets during the periods ended May 4, 2019 and April 28, 2018. With respect to the acquired intangibles included in the table above, amortization expense of $1.1 million and $1.0 million has been included in the condensed consolidated statements of income for the periods ended May 4, 2019 and April 28, 2018, respectively.

Estimated amortization expense for the next five fiscal years is as follows:

(In thousands)	Remaining 2020	2021	2022	2023	2024
Estimated amortization expense	$3,153	$4,074	$3,987	$3,982	$3,978

Note 6 - Inventories

Inventories are stated at the lower of cost (first-in, first-out) and net realizable value and include material, labor and manufacturing overhead. The components of inventories are as follows:

(In thousands)	May 4, 2019	January 31, 2019
Materials and Supplies	$19,035	$17,517
Work-In-Process	1,750	1,633
Finished Goods	15,922	15,688

	36,707	34,838
Inventory Reserve	(4,664)	(4,677)

	$32,043	$30,161

Note 7 - Revolving Line of Credit

The Company has a $10.0 million revolving line of credit under its existing Credit Agreement with Bank of America. Revolving credit loans may be borrowed, at the Company’s option, in U.S. Dollars or, subject to certain conditions, Euros, British Pounds, Canadian Dollars or Danish Krone. Amounts borrowed under the revolving credit facility bear interest at a rate per annum equal to, at the Company’s option, either (a) the LIBOR rate (or, in the case of revolving credit loans denominated in a currency other than U.S. Dollars, the applicable quoted rate), plus a margin that varies within a range of 1.0% to 1.5% based on the Company’s consolidated leverage ratio, or (b) a fluctuating reference rate equal to the highest of (i) the federal funds’ rate plus 0.50%, (ii) Bank of America’s publicly announced prime rate or (iii) the LIBOR rate plus 1.00%, plus a margin that varies within a range of 0.0% to 0.5% based on the Company’s consolidated leverage ratio.

During fiscal 2019, $3.0 million was drawn on the revolving credit facility, of which $1.5 million was repaid. At May 4, 2019, $1.5 million remains outstanding on the revolving line of credit. The outstanding balance bears interest at a weighted average annual rate of 5.75% and $19,000 of interest has been incurred on this obligation and included in other expense in the accompanying condensed consolidated income statement for the period ended May 4, 2019. As of May 4, 2019, there is $8.5 million available for borrowing under the revolving credit facility.

The Company is required to pay a commitment fee on the undrawn portion of the revolving credit facility at the rate of 0.25% per annum.

Note 8 - Debt

Long-term debt in the accompanying condensed consolidated balance sheets is as follows:

(In thousands)	May 4, 2019	January 31, 2019
USD Term Loan (3.75% as of May 4, 2019 and 4.02% as of January 31, 2019); maturity date of November 30, 2022	$10,500	$11,250
USD Term Loan (3.75% as of May 4, 2019 and 4.02% as of January 31, 2019); maturity date of January 31, 2022	6,164	6,992

	$16,664	$18,242
Debt Issuance Costs, net of accumulated amortization	(149)	(164)
Current Portion of Term Loans	(4,932)	(5,208)

Long-Term Debt	$11,583	$12,870

The schedule of required principal payments remaining during the next five years on long-term debt outstanding as of May 4, 2019 is as follows:

(In thousands)
Fiscal 2020	$3,630
Fiscal 2021	5,208
Fiscal 2022	5,576
Fiscal 2023	2,250
Fiscal 2024	—

$16,664

Note 9 - Derivative Financial Instruments and Risk Management

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

The cross-currency interest rate swap agreement utilized by the Company effectively modifies the Company’s exposure to interest rate risk and foreign currency exchange rate risk by converting the Company’s floating-rate debt denominated in U.S. Dollars on our Danish subsidiary’s books to a fixed-rate debt denominated in Danish Krone for the term of the loan, thus reducing the impact of interest-rate and foreign currency exchange rate changes on future interest expense and principal repayments. This swap involves the receipt of floating rate amounts in U.S. Dollars in exchange for fixed-rate interest payments in Danish Krone, as well as exchanges of principal at the inception spot rate, over the life of the term loan. As of May 4, 2019, the total notional amount of the Company’s cross-currency interest rate swap was $5.9 million.

The interest rate swap agreement utilized by the Company on its term loan effectively modifies the Company’s exposure to interest rate risk by converting the Company’s floating-rate debt to fixed-rate debt for the next five years, thus reducing the impact of interest-rate changes on future interest expense. This swap involves the receipt of floating rate amounts in U.S. Dollars in exchange for fixed rate payments in U.S. dollars over the life of the term loan. As of May 4, 2019, the total notional amount of the Company’s interest rate swap was $10.5 million.

The following table provides a summary of the fair values of the Company’s derivatives recorded in the condensed consolidated balance sheets:

Cash Flow Hedges (In thousands)	Balance Sheet Classification	May 4, 2019	January 31, 2019
Cross-currency interest rate swap	Other Long- Term Liabilities	$400	$600

Interest rate swap	Other Assets	$49	$85

The following table presents the impact of the derivative instruments in our condensed consolidated financial statements for the three months ended May 4, 2019 and April 28, 2018:

	Amount of Gain Recognized in OCI on Derivative		Location of Gain Reclassified from Accumulated OCI into Income	Amount of Gain Reclassified from Accumulated OCI into Income
Cash Flow Hedge (In thousands)	May 4, 2019	April 28, 2018		May 4, 2019	April 28, 2018
Swap contracts	$149	$383	Other Income (Expense)	$185	$256

At May 4, 2019, the Company expects to reclassify approximately $0.3 million of net gains on the swap contracts from accumulated other comprehensive loss to earnings during the next 12 months due to changes in foreign exchange rates and the payment of variable interest associated with the floating-rate debt.

Note 10 – Royalty Obligation

In fiscal 2018, AstroNova, Inc. entered into an Asset Purchase and License Agreement with Honeywell International, Inc. (“Honeywell”) to acquire an exclusive, perpetual, world-wide license to manufacture Honeywell’s narrow-format flight deck printers for two aircraft families along with certain inventory used in the manufacturing of the licensed printers. The purchase price included a guaranteed minimum royalty payment of $15.0 million, to be paid over ten years, based on gross revenues from the sales of the printers, paper and repair services of the licensed products. The royalty rates vary based on the year in which they are paid or earned and product sold or service provided, and range from single-digit to mid double-digit percentages of gross revenue.

The guaranteed minimum royalty payment obligation of $15.0 million was recorded at the present value of the minimum annual royalty payments using a present value factor of 2.8%, which is based on the estimated after-tax cost of debt for similar companies. As of May 4, 2019, the Company had paid an aggregate of $2.0 million of the guaranteed minimum royalty obligation. At May 4, 2019, the current portion of the outstanding guaranteed minimum royalty obligation of $2.0 million is to be paid over the next twelve months and is reported as a current liability and the remainder of $9.4 million is reported as a long-term liability on the Company’s condensed consolidated balance sheet. In addition to the guaranteed minimum royalty payments, the Company also incurred $0.6 million and $0.5 million, respectively, in excess royalty expense, which is included in cost of revenue in the Company’s consolidated statements of income for the three months ended May 4, 2019 and April 28, 2018, respectively. A total of $1.3 million of excess royalty is payable and reported as a current liability on the Company’s condensed consolidated balance sheet at May 4, 2019.

Note 11 – Leases

We lease certain facilities at various locations worldwide that are classified as operating leases. Our leases have remaining lease terms of 1 to 12 years, some of which include options to extend the lease term for periods up to 5 years, as well as options to terminate the lease within one year when it is reasonably certain the Company will exercise such options.

The company leases office space from an affiliate. The lease is classified as an operating lease and provides for annual rentals of approximately $64,000 and $66,000 in fiscal 2020 and 2021, respectively.

Balance sheet and other information related to our leases is as follows:

Operating Leases (In thousands)	Balance Sheet Classification	May 4, 2019
Lease Assets	Right of Use Assets	$1,876
Lease Liabilities – Current	Other Liabilities and Accrued Expenses	411
Lease Liabilities – Long Term	Lease Liabilities	1,472

Lease cost information is as follows:

Operating Leases (In thousands)	Statement of Income Classification	May 4, 2019
Operating Lease Costs	General and Administrative Expense	$92

Maturities of operating lease liabilities are as follows:

(In thousands)	May 4, 2019
2020	$293
2021	398
2022	332
2023	280
2024	266
Thereafter	578

Total Lease Payments	2,147
Less: Imputed Interest	(264)

Total Lease Liabilities	$1,883

As of May 4, 2019, the weighted-average remaining lease term and weighted-average discount rate for our operating leases are 6.3 years and 4.02%, respectively. We calculated the weighted-average discount rates using incremental borrowing rates, which equal the rates of interest that we would pay to borrow funds on a fully collateralized basis over a similar term.

Supplemental cash flow information related to leases for the three months ended May 4, 2019 is as follows:

(In thousands)	May 4, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$100

As previously disclosed in our fiscal year 2019 Annual Report on Form 10-K and under the previous lease accounting standard, future minimum operating lease commitments that had initial or remaining non-cancelable lease terms in excess of one year at January 31, 2019 were as follows:

(In thousands)
2020	$574
2021	520
2022	387
2023	294
2024	273
Thereafter	568

$2,616

Note 12 - Accumulated Other Comprehensive Loss

The changes in the balance of accumulated other comprehensive loss by component are as follows:

(In thousands)	Foreign Currency Translation Adjustments	Cash Flow Hedges	Total
Balance at January 31, 2019	$(852)	$34	$(818)
Other Comprehensive Income (Loss) before reclassification	(172)	116	(56)
Amounts reclassified from AOCI to Earnings	—	(144)	(144)

Other Comprehensive Loss	(172)	(28)	(200)

Balance at May 4, 2019	$(1,024)	$6	$(1,018)

The amounts presented above in other comprehensive loss are net of taxes except for translation adjustments associated with our German and Danish subsidiaries.

Note 13 - Share-Based Compensation

We have one equity incentive plan from which we are authorized to grant equity awards, the AstroNova, Inc. 2018 Equity Incentive Plan (the “2018 Plan”). The 2018 Plan provides for, among other things, the issuance of awards, including incentive stock options, non-qualified stock options, stock appreciation rights, time or performance-based restricted stock unit (RSUs) and, restricted stock awards (RSAs), with respect to up to 650,000 shares of the Company’s common stock, plus an additional number of shares equal to the number of shares subject to awards granted under previous equity incentive plans that are forfeited, cancelled, satisfied without the issuance of stock, otherwise terminated (other than by exercise), or, for shares of stock issued pursuant to any unvested award, reacquired by the Company at not more than the grantee’s purchase price (other than by exercise). Under the 2018 Plan, all awards to employees generally have a minimum vesting period of one year. Options granted under the 2018 Plan must be issued at an exercise price of not less than the fair market value of the Company’s common stock on the date of grant and expire after ten years. As of May 4, 2019, 182,896 unvested shares of restricted stock and options to purchase an aggregate of 146,000 shares were outstanding under the 2018 Plan.

In addition to the 2018 Plan, we previously granted equity awards under our 2015 Equity Incentive Plan (the “2015 Plan”) and our 2007 Equity Incentive Plan (the “2007 Plan”). Both the 2007 Plan and the 2015 Plan have expired and no new awards may be issued under either, but outstanding awards will continue to be governed by those respective Plans. As of May 4, 2019, 1,007 unvested shares of restricted stock and options to purchase an aggregate of 391,145 shares were outstanding under the 2007 Plan and 42,204 unvested shares of restricted stock and options to purchase an aggregate of 199,545 shares were outstanding under the 2015 Plan.

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

Share-based compensation expense was recognized as follows:

	Three Months Ended
(In thousands)	May 4, 2019	April 28, 2018
Stock Options	$212	$156
Restricted Stock Awards and Restricted Stock Units	384	204
Employee Stock Purchase Plan	5	3

Total	$601	$363

Stock Options

There were no stock options granted during the three months ended May 4, 2019. The fair value of stock options granted during the three months ended April 28, 2018 were estimated using the following assumptions:

Three Months Ended
April 28, 2018
Risk Free Interest Rate	2.6%
Expected Volatility	41.3%
Expected Life (in years)	10.0
Dividend Yield	1.8%

The weighted average fair value per share for options granted during the three months ended April 28, 2018 was $6.80.

Aggregated information regarding stock option activity for the three months ended May 4, 2019, is summarized below:

	Number of Options	Weighted Average Exercise Price
Outstanding at January 31, 2019	771,145	$14.30
Granted	—	—
Exercised	(26,530)	10.92
Forfeited	(7,525)	16.83
Canceled	(400)	6.22

Outstanding at May 4, 2019	736,690	$14.40

Set forth below is a summary of options outstanding at May 4, 2019:

Outstanding				Exercisable
Range of Exercise prices	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Number of Shares	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Life
$5.00-10.00	64,181	$7.94	2.7	64,181	$7.94	2.8
$10.01-15.00	434,709	$13.64	6.6	338,314	$13.64	6.1
$15.01-20.00	237,800	$17.54	8.6	51,700	$15.70	7.5

	736,690	$14.40	6.9	454,195	$13.07	5.8

As of May 4, 2019, there was approximately $1,232,000 of unrecognized compensation expense related to stock options which is expected to be recognized over a weighted average period of approximately 2.2 years.

Restricted Stock Units (RSUs) and Restricted Stock Awards (RSAs)

Aggregated information regarding RSU and RSA activity for the three months ended May 4, 2019 is summarized below:

	RSAs & RSUs	Weighted Average Grant Date Fair Value
Outstanding at January 31, 2019	133,667	$13.99
Granted	101,962	19.50
Vested	(9,522)	14.15
Forfeited	—	—

Outstanding at May 4, 2019	226,107	$16.47

As of May 4, 2019, there was approximately $2,961,000 of unrecognized compensation expense related to RSUs and RSAs which is expected to be recognized over a weighted average period of 2.2 years.

Employee Stock Purchase Plan

AstroNova has an Employee Stock Purchase Plan allowing eligible employees to purchase shares of common stock at a 15% discount from fair value on the first or last day of an offering period, whichever is less. A total of 247,500 shares were reserved for issuance under this plan. During the three months ended May 4, 2019 and April 28, 2018, there were 1,571 and 1,216 shares, respectively, purchased under this plan. As of May 4, 2019, 32,282 shares remain available.

Note 14 - Income Taxes

The Company’s effective tax rates for the period are as follows:

Three Months Ended
Fiscal 2020	19.0%
Fiscal 2019	18.2%

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

During the three months ended May 4, 2019, the Company recognized an income tax expense of approximately $400,000. The effective tax rate in this period was directly impacted by a $53,000 tax benefit related to the expiration of the statute of limitations on a previously uncertain tax position and a $97,000 tax benefit arising from windfall tax benefits related to the Company’s stock. During the three months ended April 28, 2018, the Company recognized an income tax expense of approximately $181,000. The effective tax rate in this period was directly impacted by a $78,000 tax benefit related to the expiration of the statute of limitations on a previously uncertain tax position and a $30,000 tax benefit arising from windfall tax benefits related to the Company’s stock.

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

Unrecognized tax benefits represent the difference between tax positions taken or expected to be taken in a tax return and the benefits recognized for financial reporting purposes. As of May 4, 2019, the Company’s cumulative unrecognized tax benefits totaled $592,000 compared to $618,000 as of January 31, 2019. Besides the expiration of the statute of limitations on a previously uncertain tax position, there were no other developments affecting unrecognized tax benefits during the quarter ended May 4, 2019.

Note 15 - Segment Information

AstroNova reports two segments: Product Identification and Test & Measurement (T&M). The Company evaluates segment performance based on the segment profit before corporate expenses.

Summarized below are the Revenue and Segment Operating Profit for each reporting segment:

	Three Months Ended
	Revenue		Segment Operating Profit
(In thousands)	May 4, 2019	April 28, 2018	May 4, 2019	April 28, 2018
Product Identification	$23,591	$19,953	$2,886	$1,661
T&M	12,590	11,534	2,581	2,257

Total	$36,181	$31,487	5,467	3,918

Corporate Expenses			2,999	2,653

Operating Income			2,468	1,265
Other Expense			(368)	(270)

Income Before Income Taxes			2,100	995
Income Tax Provision			400	181

Net Income			$1,700	$814

Note 16 - Fair Value

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The following tables provide a summary of the financial assets and liabilities that are measured at fair value as of May 4, 2019 and January 31, 2019:

Assets measured at fair value:	Fair value measurement at May 4, 2019				Fair value measurement at January 31, 2019
(In thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Swap Contracts (included in Other Assets)	$—	$49	$—	$49	$—	$85	$—	$85

Total Assets	$—	$49	$—	$49	$—	$85	$—	$85

Liabilities measured at fair value:	Fair value measurement at May 4, 2019				Fair value measurement at January 31, 2019
(In thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Swap Contracts (included in Other Long-Term Liabilities)	$—	$400	$—	$400	$—	$600	$—	$600
Earnout Liability (included in Other Long-Term Liabilities)	—	—	14	14	—	—	14	14

Total Liabilities	$—	$400	$14	$414	$—	$600	$14	$614

We use the market approach to measure fair value of our derivative instruments. Derivative instruments were measured at fair value using readily observable market inputs, such as quotations on interest rates and foreign exchange rates, and are classified as Level 2 because they are over-the-counter contracts with a bank counterparty that are not traded in an active market.

The fair value of the earnout liability incurred in connection with the Company’s acquisition of TrojanLabel was determined using the option approach methodology, which includes using significant inputs that are not observable in the market and therefore classified as Level 3. Key assumptions in estimating the fair value of the contingent consideration liability included (1) the estimated earnout targets over the next seven years of $0.5 million-$1.4 million, (2) the probability of success (achievement of the various contingent events) from 0.0%-0.9% and (3) a risk-adjusted discount rate of approximately 2.68%-4.9% used to adjust the probability-weighted earnout payments to their present value. At each reporting period, the contingent consideration liability is recorded at its fair value with changes reflected in general and administrative expense in the condensed consolidated statements of operations. There was no change in the fair value of the earnout liability for the quarter ended May 4, 2019.

Assets and Liabilities Not Recorded at Fair Value

The Company’s long-term debt, including the current portion of long-term debt not reflected in the financial statements at fair value, is reflected in the table below:

	May 4, 2019
	Fair Value Measurement
(In thousands)	Level 1	Level 2	Level 3	Total	Carrying Value
Long-Term debt and related current maturities	$—	$—	$17,040	$17,040	$16,664

	January 31, 2019
	Fair Value Measurement
(In thousands)	Level 1	Level 2	Level 3	Total	Carrying Value
Long-Term debt and related current maturities	$—	$—	$18,857	$18,857	$18,242

The fair value of the Company’s long-term debt, including the current portion, is estimated by discounting the future cash flows using current interest rates at which similar loans with the same maturities would be made to borrowers with similar credit ratings and is classified as Level 3.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Business Overview

This section should be read in conjunction with the AstroNova condensed consolidated financial statements included elsewhere herein and our Annual Report on Form 10-K for the fiscal year ended January 31, 2019.

AstroNova is a multi-national enterprise that leverages its proprietary data visualization technologies to design, develop, manufacture, distribute and service a broad range of products that acquire, store, analyze and present data in multiple formats. The Company organizes its structure around a core set of competencies, including research and development, manufacturing, service, marketing and distribution. It markets and sells its products and services through the following two segments:

•

Product Identification (PI) – offers digital label printers, over-printers, labeling software, spare parts, service contracts and related printing supplies such as pressure sensitive labels, tags, inks, toners and thermal transfer ribbons used in those product identification digital printers.

•

Test and Measurement (T&M) – offers a suite of products and services that acquire data from local and networked data streams and sensors as well as wired and wireless networks. The recorded data is processed and analyzed and then stored and presented in various visual output formats. The T&M segment also includes a line of aerospace printers that are used to print hard copies of data required for the safe and efficient operation of aircraft, including navigation maps, arrival and departure procedures, flight itineraries, weather maps, performance data, passenger data, and various air traffic control data. Aerospace products also include Ethernet switches, which are used in military aircraft and military vehicles to connect multiple computers or Ethernet devices.

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

Results of Operations

Three Months Ended May 4, 2019 vs. Three Months Ended April 28, 2018

Revenue by segment and current quarter percentage change over prior year for the three months ended May 4, 2019 and April 28, 2018 were:

(Dollars in thousands)	May 4, 2019	As a % of Revenue	April 28, 2018	As a % of Revenue	% Change Over Prior Year
Product Identification	$23,591	65.2%	$19,953	63.4%	18.2%
T&M	12,590	34.8%	11,534	36.6%	9.2%

Total	$36,181	100.0%	$31,487	100.0%	14.9%

The first quarter of fiscal 2020 consisted of a 13-week period as compared to the first quarter of fiscal 2019 which consisted of a 12-week period.

Revenue for the first quarter of the current year was $36.2 million, representing a 14.9% increase compared to the previous year first quarter revenue of $31.5 million. Revenue through domestic channels for the current year first quarter was $22.0 million, an increase of 14.6% over the prior year’s first quarter. International revenue for the first quarter of the current year was $14.2 million, a 15.8% increase over the previous year first quarter, and represents 39.2% of AstroNova’s first quarter’s revenue. Current year first quarter international revenue includes an unfavorable foreign exchange rate impact of $0.6 million.

Hardware revenue in the current quarter was $12.9 million, an increase compared to prior year’s first quarter revenue of $12.0 million. The increase is attributable to both segments, as T&M hardware revenue increased 8.5% and PI hardware revenue increased 6.1% compared to the first quarter of the prior year. Supplies revenue in the current quarter was $19.7 million, an 18.1% increase over prior year’s first quarter supplies revenue of $16.7 million. The current quarter increase in supplies revenue compared to the first quarter of the prior year is primarily attributable to increases in revenue of both digital color printer supplies and label and tag products within the Product Identification segment.

Service and other revenues of $3.6 million in the current quarter increased 25.9% from prior year first quarter service and other revenues of $2.8 million, primarily due to an increase in parts revenue related to the aerospace printer product line acquired from Honeywell in fiscal 2018.

Current year first quarter gross profit was $14.2 million, a 17.6% increase compared to prior year first quarter gross profit of $12.1 million. The Company’s current quarter gross profit margin of 39.4% reflects a 0.9 percentage point increase from prior year first quarter gross profit margin of 38.5%. The higher gross profit and related profit margin for the current quarter compared to prior year’s first quarter is primarily attributable to increased sales and lower manufacturing variable costs.

Operating expenses for the current quarter were $11.8 million, an 8.5% increase compared to prior year first quarter operating expenses of $10.8 million. Specifically, selling and marketing expenses for the current quarter increased to $6.8 million compared to $6.5 million in the first quarter of the prior year due primarily to an increase in wages and commissions. Current quarter general and administrative expenses were $3.0 million, a slight increase compared to $2.7 million in the prior year’s first quarter, as the current quarter increase in outside services was tempered by decreases in wage and bonus expense for the current quarter. Research and development (“R&D”) expenses were $2.0 million in the current quarter, a slight increase compared to $1.7 million in the prior year’s first quarter primarily due to increases in wages and outside services. The R&D spending as a percentage of revenue for the current quarter is 5.5% compared to 5.4% for the same period of the prior year.

Other expense in the first quarter of fiscal 2020 was $0.4 million compared to $0.3 million in the prior year first quarter. Current quarter other expense includes interest expense on debt of $0.2 million and foreign exchange loss of $0.2 million. Other expense for the first quarter of fiscal 2019 consists primarily of interest expense on debt of $0.2 million and foreign exchange loss of $0.1 million.

The provision for federal, state and foreign income taxes for the first quarter of the current year was $0.4 million, which includes a benefit of $53 thousand related to the expiration of the statute of limitations on a previously uncertain tax position and a $97 thousand benefit related to windfall tax benefits related to the Company’s stock and reflects an effective tax rate of 19.0%. This compares to the prior year’s first quarter tax provision on income of $0.2 million, which included a benefit of $78 thousand related to the expiration of the statute of limitations on a previously uncertain tax position and a $30 thousand benefit related to windfall tax benefits related to the Company’s stock and reflected an effective tax rate of 18.2%.

The Company reported net income of $1.7 million or $0.23 per diluted share for the first quarter of the current year. On a comparable basis, net income for the prior year first quarter was $0.8 million or $0.12 per diluted share, which included after-tax income of $0.8 million, or $0.12 per diluted share, as a result of a change in accounting estimates for product cost and operating expenses related to a transition services agreement entered into as a part of the fiscal 2018 Honeywell licenses and product line acquisition. In addition, during the first quarter of fiscal 2019, a change in accounting estimate for revenue subject to customer rebates as part of the Honeywell licenses and product line acquisition increased net income by $0.3 million or $0.05 per diluted share. Return on revenue was 4.7% for the first quarter of fiscal 2020 compared to 2.6% for the first quarter of fiscal 2019.

Segment Analysis

The Company reports two segments: Product Identification and Test & Measurement (T&M) and evaluates segment performance based on the segment profit before corporate and financial administration expenses. Summarized below are the Revenue and Segment Operating Profit for each reporting segment:

	Three Months Ended
	Revenue		Segment Operating Profit
(In thousands)	May 4, 2019	April 28, 2018	May 4, 2019	April 28, 2018
Product Identification	$23,591	$19,953	$2,886	$1,661
T&M	12,590	11,534	2,581	2,257

Total	$36,181	$31,487	5,467	3,918

Corporate Expenses			2,999	2,653

Operating Income			2,468	1,265
Other Expense			(368)	(270)

Income Before Income Taxes			2,100	995
Income Tax Provision			400	181

Net Income			$1,700	$814

Product Identification

Revenue from the Product Identification segment increased 18.2% in the first quarter of the current year, with revenue of $23.6 million compared to $20.0 million in the same period of the prior year. The current quarter increase in revenue is primarily attributable to the increase in supplies revenue, specifically, labels and tag supplies revenue and inkjet supply revenue, both experiencing double digit growth as compared to the same period in the prior year. Also contributing to the increase in revenue for the current quarter was the 6.1% increase in hardware revenue as a result of the Company’s new five-color digital label printer, as well as an increase in sales of monochromatic printers. Hardware revenue increases were slightly tempered by lower sales of the Company’s other digital color printers within the product group. The current quarter also experienced growth in parts revenue compared to the same period in the prior year. Product Identification’s current quarter segment operating profit was $2.9 million, reflecting a profit margin of 12.2%. This compares to prior year’s first quarter segment profit of $1.7 million and related profit margin of 8.3%. The increase in Product Identification current year first quarter segment operating margin is primarily due to higher sales, product mix and lower manufacturing and period costs.

Test & Measurement—T&M

Revenue from the T&M products was $12.6 million for the first quarter of the current fiscal year, representing a 9.2% increase compared to revenue of $11.5 million for the same period in the prior year. The current quarter revenue increase is primarily due to the double digit growth in data acquisition hardware sales. Also contributing to the growth in revenue for the first quarter is the increase in parts revenue related to the aerospace printer product line acquired from Honeywell in fiscal 2018. T&M’s first quarter segment operating profit was $2.6 million, reflecting a profit margin of 20.5%, an increase compared to the prior year segment operating profit of $2.3 million and related operating margin of 19.6%. The increase in segment operating profit and related margin were due to higher sales revenue and favorable product mix.

Financial Condition and Liquidity

Overview

Generally, our primary sources of liquidity are cash generated from operating activities and borrowings. From time to time, we may also utilize amounts available under our revolving credit facility, as described below, to supplement cash generated from operating activities and to fund a portion of our capital expenditures, contractual contingent consideration obligations, and future acquisitions. We believe that our current level of cash and short-term financing capabilities along with future cash flows from operations will be sufficient to meet our operating and capital needs for at least the next 12 months.

Our cash and cash equivalents at the end of the first quarter were $5.8 million and we had $8.5 million available under our revolving credit facility.

Indebtedness

In fiscal 2018, the Company and the Company’s wholly owned Danish subsidiaries, ANI ApS and TrojanLabel ApS, entered into a credit agreement with Bank of America, N.A. (the “Lender”), which, as amended, provides for a secured credit facility consisting of a term loan to ANI ApS in the principal amount of $9.2 million and a term loan to the Company in the principal amount of $15.0 million. The Credit Agreement also provides for a $10.0 million revolving credit facility for the Company.

Both term loans bear interest at a rate per annum equal to the LIBOR rate plus a margin that varies within a range of 1.0% to 1.5% based on the Company’s consolidated leverage ratio.

In connection with our entry into the Credit Agreement, ANI ApS entered into a hedging agreement to manage the variable interest rate risk and currency risk associated with its payments in respect to the term loan. Under this combined arrangement, payments of principal and interest with respect to approximately $8.9 million of the principal of the term loan will be made in Danish Krone, and interest on such principal amount will be payable at a fixed rate of 0.67% per annum for the entire term, subject only to potential changes based on the Company’s consolidated leverage ratio. Additionally, the Company entered into a hedging agreement to manage the variable interest rate risk associated with its payments with respect to the $15.0 million term loan. Under this combined arrangement, interest will be payable at a fixed rate of 2.04% per annum for the entire term, plus an incremental margin of 1.0% to 1.5%, based on the Company’s consolidated leverage ratio.

Revolving credit loans may be borrowed, at the Company’s option, in U.S. Dollars or, subject to certain conditions, Euros, British Pounds, Canadian Dollars or Danish Krone. Amounts borrowed under the revolving credit facility bear interest at a rate per annum equal to, at the Company’s option, either (a) the LIBOR rate (or, in the case of revolving credit loans denominated in a currency other than U.S. Dollars, the applicable quoted rate), plus a margin that varies within a range of 1.0% to 1.5% based on the Company’s consolidated leverage ratio, or (b) a fluctuating reference rate equal to the highest of (i) the federal funds’ rate plus 0.50%, (ii) Bank of America’s publicly announced prime rate or (iii) the LIBOR rate plus 1.00%, plus a margin that varies within a range of 0.0% to 0.5% based on the Company’s consolidated leverage ratio. The Company is required to pay a commitment fee on the undrawn portion of the revolving credit facility at the rate of 0.25% per annum. Outstanding borrowings under the revolving credit line during fiscal 2020 bear interest at an annual rate of 5.75% and the Company has paid $19,000 of interest expense for revolving credit line borrowings for the quarter ended May 4, 2019.

The obligations of ANI ApS in respect of the $9.2 million term loan are guaranteed by the Company and TrojanLabel ApS. The Company’s obligations in respect of the $15.0 million term loan, revolving credit facility and its guarantee in respect of the ANI ApS term loan are secured by substantially all of the assets of the Company (including a pledge of a portion of the equity interests held by the Company in ANI ApS and the Company’s wholly owned German subsidiary, AstroNova GmbH), subject to certain exceptions.

The Lender is entitled to accelerate repayment of the loans and to terminate its revolving credit commitment under the Credit Agreement upon the occurrence of any of various customary events of default.

The Parties must comply with various customary financial and non-financial covenants under the Credit Agreement.

As of May 4, 2019, the Company believes it is in compliance with all of the covenants in the Credit Agreement.

Cash Flow

The Company’s statements of cash flows for the three months ended May 4, 2019 and April 28, 2018 are included on page 7 of this report. Net cash provided by operating activities was $1.0 million for the first quarter of fiscal 2020 compared to cash used by operating activities of $1.6 million for the same period of the previous year. The increase in net cash provided by operations for the current quarter is primarily due to the increase in net income and the decrease in cash used for working capital. The combination of changes in accounts receivable, inventory, accounts payable and accrued expenses decreased cash by $3.4 million for the first quarter of fiscal 2020, compared to a decrease of $4.5 million for the same period in fiscal 2019. The accounts receivable balance decreased to $22.0 million at the end of the first quarter compared to $23.5 million at year end and the collection cycle increased to 53 days compared to 49 days at year end. The inventory balance was $32.0 million at the end of the first quarter of fiscal 2020, compared to $30.2 million at year end and inventory days on hand increased to 131 days at the end of the current quarter from 120 days at the prior year end.

The decreased cash and investment position at May 4, 2019 primarily resulted from increased cash provided by in operations as discussed above, offset by principal payments of long-term debt of $1.6 million, principal payment of guaranteed royalty obligation of $0.4 million, dividends paid of $0.5 million and cash used to acquire property, plant and equipment of $0.6 million.

The Company’s backlog increased 30% from year-end to $33.3 million at the end of the first quarter of fiscal 2020.

Contractual Obligations, Commitments and Contingencies

There have been no material changes to our contractual obligations as disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2019, other than those which occur in the ordinary course of business.

Critical Accounting Policies, Commitments and Certain Other Matters

The preparation of our condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, and disclosure of commitments and contingencies at the date of the condensed consolidated financial statements and reported amounts of revenue and expenses during the reporting period. We base these estimates and judgments on factors we believe to be relevant, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The process of determining significant estimates is fact-specific and takes into account factors such as historical experience, current and expected economic conditions, product mix, and in some cases, actuarial and appraisal techniques. We constantly re-evaluate these significant factors and make adjustments where facts and circumstances dictate.

While we believe that the factors considered provide a meaningful basis for the accounting policies applied in the preparation of the condensed consolidated financial statements, we cannot guarantee that our estimates and assumptions will be accurate. As the determination of these estimates requires the exercise of judgment, actual results may differ from those estimates, and such differences may be material to our condensed consolidated financial statements. Except for the changes resulting from the adoption of the new lease accounting standard during the period, there have been no material changes to the application of critical accounting policies as disclosed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2019. See Note 2, Summary of Significant Accounting Policy Update, in Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q, for an update on our lease accounting policy.

Forward-Looking Statements

This Quarterly Report on Form 10-Q may contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are not statements of historical fact, but rather reflect our current expectations concerning future events and results. We generally use the words “believes,” “expects,” “intends,” “plans,” “anticipates,” “likely,” “continues,” “may,” “will,” and similar expressions to identify forward-looking statements. Such forward-looking statements, including those concerning our expectations, involve risks, uncertainties and other factors, some of which are beyond our control, which may cause our actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements. Factors which could cause actual results to differ materially from those anticipated include, but are not limited to (a) general economic, financial and business conditions; (b) declining demand in the test and measurement markets, especially defense and aerospace; (c) competition in the specialty printer industry; (d) ability to develop market acceptance of our products and effective design of customer required features; (e) competition in the data acquisition industry; (f) the impact of changes in foreign currency exchange rates on the results of operations; (g) the ability to successfully integrate acquisitions and realize benefits from divestitures; (h) the business abilities and judgment of personnel and changes in business strategy; (i) the efficacy of research and development investments to develop new products; (j) the launching of significant new products which could result in unanticipated expenses; (k) bankruptcy or other financial problems at major suppliers or customers that could cause disruptions in the Company’s supply chain or difficulty in collecting amounts owed by such customers; (l) any technology disruption or delay in implementing new technology; (m) a material security breach or cybersecurity attack impacting our business and our relationship with customers and (n) other risks included under “Item 1A-Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2019. We assume no obligation to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by law.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

During the three months ended May 4, 2019, there were no material changes to our market risk disclosures as set forth in Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended January 31, 2019.

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

In addition to the other information set forth in this Quarterly Report on Form 10-Q, one should carefully consider the factors discussed in Part I, Item 1A “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2019, which could materially affect our business, financial condition or future operating results. The risks described in our Annual Report on 10-K are not the only risks that could affect our business, as additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results as well as adversely affect the value of our common stock.

There have been no material updates to the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2019.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the first quarter of fiscal 2020, the Company made the following repurchases of its common stock:

	Total Number of Shares Repurchased		Average Price paid Per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Be Purchased Under The Plans or Programs
February 1—February 28	—		$—		—	390,000
March 1—March 31	4,122	(a)(b)	$19.56	(a)(b)	—	390,000
April 1—April 30	—		$—		—	390,000

(a)

Executives of the Company delivered 3,549 shares of the Company’s common stock toward the satisfaction of taxes due with respect to vesting of restricted shares. The shares delivered were valued at an average market value of $19.52 per share and are included with treasury stock in the consolidated balance sheet. These transactions did not impact the number of shares authorized for repurchase under the Company’s current repurchase program.

(b)

An employee of the Company delivered 573 shares of the Company’s common stock to satisfy the exercise price for 800 stock options. The shares delivered were valued at an average market value of $19.84 per share and are included with treasury stock in the consolidated balance sheet. This transaction did not impact the number of shares authorized for repurchase under the Company’s current repurchase program.

Item 6.	Exhibits

3A	Restated Articles of Incorporation of the Company and all amendments thereto, filed as Exhibit 3A to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2016 and incorporated by reference herein.

3B	By-laws of the Company as amended to date, filed as Exhibit 3B to the Company’s Annual Report on Form 10-K/A for the fiscal year ended January 31, 2008 (File no. 000-13200) and incorporated by reference herein.

10.1	Amendment No. 1 to General Manager Employment Contract dated as of March 21, 2019 between Astronova, Inc. and Michael Morawetz, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, event date March 20, 2019, filed with the SEC on March 26, 2019 and incorporated by reference herein.*

10.2	AstroNova, Inc. 2018 Equity Incentive Plan Non-Employee Director Restricted Stock Agreement, filed as Exhibit 10.41 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2019 and incorporated by reference to herein.*

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from Registrant’s Quarterly Report on Form 10-Q for the period ended May 4, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Shareholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to the Condensed Consolidated Financial Statements. Filed electronically herein.

*Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASTRONOVA, INC.
(Registrant)

Date: June 11, 2019	By	/s/ Gregory A. Woods
Gregory A. Woods,
President and Chief Executive Officer
(Principal Executive Officer)

	By	/s/ David S. Smith
David S. Smith,
Vice President, Chief Financial Officer and Treasurer (Principal Accounting Officer and Principal Financial Officer)