Form 10-Q
period 2019-08-03
AstroNova, Inc.
filed 2019-09-09
CIK 8146

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 3, 2019

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

The number of shares of the registrant’s common stock, $.05 par value per share, outstanding as of September 3, 2019 was 7,049,735.

ASTRONOVA, INC.

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ASTRONOVA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, Except Share Data)

	August 3, 2019	January 31, 2019
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$4,523	$7,534
Accounts Receivable, net	20,605	23,486
Inventories, net	36,854	30,161
Prepaid Expenses and Other Current Assets	3,059	1,427

Total Current Assets	65,041	62,608
Property, Plant and Equipment, net	10,910	10,380
Intangible Assets, net	27,493	29,674
Goodwill	12,075	12,329
Deferred Tax Assets, net	3,480	2,928
Right of Use Assets	1,760	—
Other Assets	921	1,064

TOTAL ASSETS	$121,680	$118,983

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts Payable	$9,403	$5,956
Accrued Compensation	2,700	5,023
Other Liabilities and Accrued Expenses	3,285	2,911
Current Portion of Long-Term Debt	5,024	5,208
Revolving Credit Facility	3,500	1,500
Current Liability – Royalty Obligation	2,000	1,875
Current Liability – Excess Royalty Payment Due	647	1,265
Deferred Revenue	321	373
Income Taxes Payable	—	554

Total Current Liabilities	26,880	24,665
Long-Term Debt, net of current portion	10,295	12,870
Royalty Obligation, net of current portion	8,964	9,916
Lease Liabilities, net of current portion	1,364	—
Deferred Tax Liabilities	504	40
Other Long-Term Liabilities	1,585	1,717

TOTAL LIABILITIES	49,592	49,208
SHAREHOLDERS’ EQUITY
Common Stock, $0.05 Par Value, Authorized 13,000,000 shares; Issued 10,315,550 shares and 10,218,559 shares at August 3, 2019 and January 31, 2019, respectively	516	511
Additional Paid-in Capital	55,121	53,568
Retained Earnings	51,180	49,511
Treasury Stock, at Cost, 3,279,831 and 3,261,672 shares at August 3, 2019 and January 31, 2019, respectively	(33,454)	(32,997)
Accumulated Other Comprehensive Loss, net of tax	(1,275)	(818)

TOTAL SHAREHOLDERS’ EQUITY	72,088	69,775

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$121,680	$118,983

See Notes to condensed consolidated financial statements (unaudited).

ASTRONOVA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, Except Per Share Data)

(Unaudited)

	Three Months Ended		Six Months Ended
	August 3, 2019	July 28, 2018	August 3, 2019	July 28, 2018
Revenue	$33,468	$33,807	$69,649	$65,294
Cost of Revenue	21,491	20,408	43,433	39,784

Gross Profit	11,977	13,399	26,216	25,510
Operating Expenses:
Selling and Marketing	6,413	6,397	13,178	12,898
Research and Development	1,785	2,029	3,792	3,721
General and Administrative	2,616	2,808	5,615	5,462

Operating Expenses	10,814	11,234	22,585	22,081

Operating Income	1,163	2,165	3,631	3,429
Other Expense, net	(183)	(512)	(550)	(782)

Income before Income Taxes	980	1,653	3,081	2,647
Income Tax Provision	29	459	429	639

Net Income	$951	$1,194	$2,652	$2,008

Net Income per Common Share—Basic:	$0.14	$0.17	$0.38	$0.29

Net Income per Common Share—Diluted:	$0.13	$0.17	$0.36	$0.29

Weighted Average Number of Common Shares Outstanding:
Basic	7,021	6,860	6,996	6,825
Diluted	7,371	7,083	7,310	6,999

See Notes to condensed consolidated financial statements (unaudited).

ASTRONOVA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	August 3, 2019	July 28, 2018	August 3, 2019	July 28, 2018
Net Income	$951	$1,194	$2,652	$2,008
Other Comprehensive Income (Loss), Net of Taxes and Reclassification Adjustments:
Foreign Currency Translation Adjustments	(81)	(349)	(253)	(618)
Change in Value of Derivatives Designated as Cash Flow Hedge	(116)	245	—	545
Losses (Gains) from Cash Flow Hedges Reclassified to Income Statement	(60)	(255)	(204)	(455)
Realized (Gain) Loss on Securities Available for Sale reclassified to income statement	—	(3)	—	3

Other Comprehensive Income (Loss)	(257)	(362)	(457)	(525)

Comprehensive Income	$694	$832	$2,195	$1,483

See Notes to condensed consolidated financial statements (unaudited).

ASTRONOVA, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

($ In Thousands, Except per Share Data)

(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount
Balance February 1, 2019	10,218,559	$511	$53,568	$49,511	$(32,997)	$(818)	$69,775
Share-Based Compensation	—	—	601	—	—	—	601
Employee Option Exercises	27,990	1	306	—	(11)	—	296
Restricted Stock Awards Vested, net	9,522	1	(1)	—	(69)	—	(69)
Common Stock – Cash Dividend—$0.07 per share	—	—	—	(489)	—	—	(489)
Net Income	—	—	—	1,700	—	—	1,700
Other Comprehensive Loss	—	—	—	—	—	(200)	(200)

Balance May 4, 2019	10,256,071	$513	$54,474	$50,722	$(33,077)	$(1,018)	$71,614
Share-Based Compensation	—	—	451	—	—	—	451
Employee Option Exercises	13,821	1	198	—	—	—	199
Restricted Stock Awards Vested, net	45,658	2	(2)	—	(377)	—	(377)
Common Stock – Cash Dividend—$0.07 per share	—	—	—	(493)	—	—	(493)
Net Income	—	—	—	951	—	—	951
Other Comprehensive Loss	—	—	—	—	—	(257)	(257)

Balance August 3, 2019	10,315,550	$516	$55,121	$51,180	$(33,454)	$(1,275)	$72,088

	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount
Balance February 1, 2018	9,996,120	$500	$50,016	$45,700	$(32,397)	$(172)	$63,647
Share-Based Compensation	—	—	363	—	—	—	363
Employee Option Exercises	53,010	3	574	—	(88)	—	489
Restricted Stock Awards Vested, net	16,981	1	(1)	—	(40)	—	(40)
Common Stock – Cash Dividend—$0.07 per share	—	—	—	(480)	—	—	(480)
Net Income	—	—	—	814	—	—	814
Other Comprehensive Loss	—	—	—	—	—	(163)	(163)

Balance April 28, 2018	10,066,111	$504	$50,952	$46,034	$(32,525)	$(335)	$64,630
Share-Based Compensation	—	—	466	—	—	—	466
Employee Option Exercises	40,302	—	461	—	(278)	—	183
Restricted Stock Awards Vested, net	30,084	3	(2)	—	(157)	—	(156)
Common Stock – Cash Dividend—$0.07 per share	—	—	—	(481)	—	—	(481)
Net Income	—	—	—	1,194	—	—	1,194
Reclassification of Certain Income Tax Effects from Accumulated Other Comprehensive Loss	—	—	—	14	—	—	14
Other Comprehensive Loss	—	—	—	—	—	(362)	(362)

Balance July 28, 2018	10,136,497	$507	$51,877	$46,761	$(32,960)	$(697)	$65,488

ASTRONOVA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Six Months Ended
	August 3, 2019	July 28, 2018
Cash Flows from Operating Activities:
Net Income	$2,652	$2,008
Adjustments to Reconcile Net Income to Net Cash Provided (Used) by Operating Activities:
Depreciation and Amortization	3,142	3,088
Amortization of Debt Issuance Costs	25	26
Share-Based Compensation	1,052	829
Deferred Income Tax Provision	—	(67)
Changes in Assets and Liabilities:
Accounts Receivable	2,754	(2,002)
Inventories	(6,872)	(1,080)
Income Taxes	(2,037)	(650)
Accounts Payable and Accrued Expenses	533	(3,679)
Other	(237)	(221)

Net Cash Provided (Used) by Operating Activities	1,012	(1,748)
Cash Flows from Investing Activities:
Proceeds from Sales/Maturities of Securities Available for Sale	—	1,511
Honeywell Asset Purchase and License Agreement—TSA Agreement Payment	—	(400)
Additions to Property, Plant and Equipment	(1,538)	(848)

Net Cash Provided (Used) by Investing Activities	(1,538)	263
Cash Flows from Financing Activities:
Net Cash Proceeds from Common Shares Issued Under Employee Benefit Plans and Employee Stock Option Plans, Net of Payment of Minimum Tax Withholdings	50	477
Borrowings under Revolving Credit Facility	2,000	3,000
Repayment under Revolving Credit Facility	—	(1,500)
Payment of Minimum Guarantee Royalty Obligation	(875)	(875)
Principal Payments of Long-Term Debt	(2,788)	(2,908)
Dividends Paid	(982)	(961)

Net Cash Provided (Used) by Financing Activities	(2,595)	(2,767)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	110	24

Net Decrease in Cash and Cash Equivalents	(3,011)	(4,228)
Cash and Cash Equivalents, Beginning of Period	7,534	10,177

Cash and Cash Equivalents, End of Period	$4,523	$5,949

Supplemental Disclosures of Cash Flow Information:
Cash Paid During the Period for Interest	$352	$329
Cash Paid During the Period for Income Taxes, Net of Refunds	$2,469	$1,639
Schedule of Non-Cash Financing Activities:
Value of Shares Received in Satisfaction of Option Exercise Price	$11	$366

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

Note 2 – Summary of Significant Accounting Policies Update

The accounting polices used in preparing the condensed consolidated financial statements in this Form 10-Q are the same as those used in preparing the Consolidated Financial Statements for the year ended January 31, 2019, except for the change resulting from the adoption of Accounting Standard Codification Topic 842 (“ASC 842”), Leases. See Note 11 for further details related to the new lease accounting policy as a result of this adoption.

Recently Adopted Accounting Pronouncements

Leases

In February 2019, the Company adopted the guidance issued by the Financial Accounting Standards Board (“FASB”) related to leases. See Note 11 for further details related to this adoption, including policy and expanded disclosure requirements.

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

No other new accounting pronouncements, issued or effective during the six months of the current year, have had or are expected to have a material impact on our consolidated financial statements.

Note 3 – Revenue Recognition

We derive revenue from the sale of (i) hardware, including digital color label printers and specialty OEM printing systems, portable data acquisition systems and airborne printers used in the flight deck and cabin of military, commercial and business aircraft, (ii) related supplies required in the operation of the hardware, (iii) repairs and maintenance of hardware and (iv) service agreements.

Revenues disaggregated by primary geographic markets and major product types are as follows:

Primary geographical markets:

	Three Months Ended		Six Months Ended
(In thousands)	August 3, 2019	July 28, 2018	August 3, 2019	July 28, 2018
United States	$20,648	$19,977	$42,640	$39,210
Europe	7,473	7,885	15,349	15,719
Asia	2,218	2,537	5,667	3,976
Canada	1,389	1,648	2,905	3,094
Central and South America	1,325	1,102	2,213	2,156
Other	415	658	875	1,139

Total Revenue	$33,468	$33,807	$69,649	$65,294

Major product types:

	Three Months Ended		Six Months Ended
(In thousands)	August 3, 2019	July 28, 2018	August 3, 2019	July 28, 2018
Hardware	$12,437	$12,914	$25,355	$24,891
Supplies	18,080	17,883	37,808	34,584
Service and Other	2,951	3,010	6,486	5,819

Total Revenue	$33,468	$33,807	$69,649	$65,294

Contract Assets and Liabilities

We normally do not have contract assets, which are primarily unbilled accounts receivable that are conditional on something other than the passage of time. Our contract liabilities, which represent billings in excess of revenue recognized, are related to advanced billings for purchased service agreements and extended warranties and were $321,000 and $373,000 at August 3, 2019 and January 31, 2019, respectively, and are recorded as deferred revenue in the condensed consolidated balance sheet. The decrease in the deferred revenue balance during the six months ended August 3, 2019 is primarily due to approximately $412,000 of revenue recognized during the period that was included in the deferred revenue balance at January 31, 2019, offset by cash payments received in advance of satisfying performance obligations.

Contract Costs

We recognize an asset for the incremental costs of obtaining a contract with a customer if we expect the benefit of those costs to be longer than one year. We have determined that certain costs related to obtaining sales contracts for our aerospace printer products meet the requirement to be capitalized. These costs are deferred and amortized based on the forecasted number of units sold over the estimated benefit term, which was estimated to be approximately 10 years. The balance of these contract assets at January 31, 2019 was $903,000. During the six month ended August 3, 2019, amortization of these incremental direct costs were $54,000 and the balance of deferred incremental direct costs net of accumulated amortization at August 3, 2019 was $848,000, of which $109,000 is reported in other current assets and $739,000 is reported in other assets in the accompanying condensed consolidated balance sheet. The remaining contract costs are expected to be amortized over the estimated remaining period of benefit, which we currently estimate to be approximately 7 years.

Note 4 – Net Income Per Common Share

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

	Three Months Ended		Six Months Ended
	August 3, 2019	July 28, 2018	August 3, 2019	July 28, 2018
Weighted Average Common Shares Outstanding – Basic	7,020,890	6,859,532	6,995,679	6,824,532
Effect of Dilutive Options, Restricted Stock Awards and Restricted Stock Units	350,312	222,976	313,862	174,946

Weighted Average Common Shares Outstanding – Diluted	7,371,202	7,082,508	7,309,541	6,999,478

For the three and six months ended August 3, 2019, the diluted per share amounts do not reflect common equivalent shares outstanding of 11,560 and 218,466, respectively. For the three and six months ended July 28, 2018, the diluted per share amounts do not reflect common equivalent shares outstanding of 273,275 and 340,575, respectively. These outstanding common equivalent shares were not included due to their anti-dilutive effect.

Note 5 – Intangible Assets

Intangible assets are as follows:

	August 3, 2019				January 31, 2019
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Currency Translation Adjustment	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Currency Translation Adjustment	Net Carrying Amount
Miltope:
Customer Contract Relationships	$3,100	$(1,872)	$—	$1,228	$3,100	$(1,723)	$—	$1,377
RITEC:
Customer Contract Relationships	2,830	(900)	—	1,930	2,830	(725)	—	2,105
Non-Competition Agreement	950	(776)	—	174	950	(681)	—	269
TrojanLabel:
Existing Technology	2,327	(883)	86	1,530	2,327	(711)	140	1,756
Distributor Relations	937	(249)	30	718	937	(200)	56	793
Honeywell:
Customer Contract Relationships	27,243	(5,330)	—	21,913	27,243	(3,869)	—	23,374

Intangible Assets, net	$37,387	$(10,010)	$116	$27,493	$37,387	$(7,909)	$196	$29,674

There were no impairments to intangible assets during the periods ended August 3, 2019 and July 28, 2018. With respect to the acquired intangibles included in the table above, amortization expense of $1.1 million and $1.0 million has been included in the condensed consolidated statements of income for the three months ended August 3, 2019 and July 28, 2018, respectively. Amortization expense of $2.1 million and $2.0 million related to the above acquired intangibles has been included in the condensed consolidated statement of income for the six months ended August 3, 2019 and July 28, 2018, respectively.

Estimated amortization expense for the next five fiscal years is as follows:

(In thousands)	Remaining 2020	2021	2022	2023	2024
Estimated amortization expense	$2,101	$4,073	$3,985	$3,981	$3,977

Note 6 – Inventories

Inventories are stated at the lower of cost (first-in, first-out) and net realizable value and include material, labor and manufacturing overhead. The components of inventories are as follows:

(In thousands)	August 3, 2019	January 31, 2019
Materials and Supplies	$21,763	$17,517
Work-In-Process	1,581	1,633
Finished Goods	18,563	15,688

	41,907	34,838
Inventory Reserve	(5,053)	(4,677)

	$36,854	$30,161

Note 7 – Revolving Line of Credit

The Company has a $10.0 million revolving line of credit under its existing Credit Agreement with Bank of America. Revolving credit loans may be borrowed, at the Company’s option, in U.S. Dollars or, subject to certain conditions, Euros, British Pounds, Canadian Dollars or Danish Kroner. Amounts borrowed under the revolving credit facility bear interest at a rate per annum equal to, at the Company’s option, either (a) the LIBOR rate (or, in the case of revolving credit loans denominated in a currency other than U.S. Dollars, the applicable quoted rate), plus a margin that varies within a range of 1.0% to 1.5% based on the Company’s consolidated leverage ratio, or (b) a fluctuating reference rate equal to the highest of (i) the federal funds’ rate plus 0.50%, (ii) Bank of America’s publicly announced prime rate or (iii) the LIBOR rate plus 1.00%, plus a margin that varies within a range of 0.0% to 0.5% based on the Company’s consolidated leverage ratio.

During the second quarter of fiscal 2020, $2.0 million was drawn on the revolving credit facility. During fiscal 2019, $3.0 million was drawn on the revolving credit facility, of which $1.5 million was repaid. At August 3, 2019, $3.5 million remains outstanding on the revolving line of credit. The outstanding balance bears interest at a weighted average annual rate of 5.71% and $24,000 and $43,000 of interest has been incurred on this obligation and included in other expense in the accompanying condensed consolidated income statement for the three and six month periods ended August 3, 2019, respectively. As of August 3, 2019, there is $6.5 million available for borrowing under the revolving credit facility.

The Company is required to pay a commitment fee on the undrawn portion of the revolving credit facility at the rate of 0.25% per annum.

Note 8 – Debt

Long-term debt in the accompanying condensed consolidated balance sheets is as follows:

(In thousands)	August 3, 2019	January 31, 2019
USD Term Loan (3.75% as of August 3, 2019 and 4.02% as of January 31, 2019); maturity date of November 30, 2022	$9,750	$11,250
USD Term Loan (3.75% as of August 3, 2019 and 4.02% as of January 31, 2019); maturity date of January 31, 2022	5,704	6,992

	$15,454	$18,242
Debt Issuance Costs, net of accumulated amortization	(135)	(164)
Current Portion of Term Loans	(5,024)	(5,208)

Long-Term Debt	$10,295	$12,870

The schedule of required principal payments remaining during the next five years on long-term debt outstanding as of August 3, 2019 is as follows:

(In thousands)
Fiscal 2020	$2,420
Fiscal 2021	5,208
Fiscal 2022	5,576
Fiscal 2023	2,250
Fiscal 2024	—

$15,454

Note 9 – Derivative Financial Instruments and Risk Management

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

The cross-currency interest rate swap agreement utilized by the Company effectively modifies the Company’s exposure to interest rate risk and foreign currency exchange rate risk by converting the Company’s floating-rate debt denominated in U.S. Dollars on our Danish subsidiary’s books to a fixed-rate debt denominated in Danish Kroner for the term of the loan, thus reducing the impact of interest-rate and foreign currency exchange rate changes on future interest expense and principal repayments. This swap involves the receipt of floating rate amounts in U.S. Dollars in exchange for fixed-rate interest payments in Danish Kroner, as well as exchanges of principal at the inception spot rate, over the life of the term loan.

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

The following table summarizes the notional amount and fair value of the Company’s derivative instrument:

		August 3, 2019		January 31, 2019
Cash Flow Hedges (In thousands)	Balance Sheet Classification	Outstanding Notional Amount	Fair Value of Liability	Outstanding Notional Amount	Fair Value of Liability
Cross-currency interest rate swap	Other Long- Term Liabilities	$5,400	$388	$6,329	$600
Interest rate swap	Other Long- Term Liabilities/ Other Assets	$9,750	$(107)	$11,250	$85

The following table presents the impact of the Company’s derivative instruments in our condensed consolidated financial statements for the three and six months ended August 3, 2019 and July 28, 2018:

	Three Months Ended
	Amount of Gain (Loss) Recognized in OCI on Derivative		Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income
Cash Flow Hedge (In thousands)	August 3, 2019	July 28, 2018		August 3, 2019	July 28, 2018
Swap contracts	$(147)	$315	Other Income (Expense)	$77	$327

	Six Months Ended
	Amount of Gain (Loss) Recognized in OCI on Derivative		Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income
Cash Flow Hedge (In thousands)	August 3, 2019	July 28, 2018		August 3, 2019	July 28, 2018
Swap contracts	$2	$698	Other Income (Expense)	$262	$583

At August 3, 2019, the Company expects to reclassify approximately $0.2 million of net gains on the swap contracts from accumulated other comprehensive loss to earnings during the next 12 months due to changes in foreign exchange rates and the payment of variable interest associated with the floating-rate debt.

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

The guaranteed minimum royalty payment obligation was recorded at the present value of the minimum annual royalty payments using a present value factor of 2.8%, which is based on the estimated after-tax cost of debt for similar companies. As of August 3, 2019, the Company had paid an aggregate of $2.5 million of the guaranteed minimum royalty obligation. At August 3, 2019, the current portion of the outstanding guaranteed minimum royalty obligation of $2.0 million is to be paid over the next twelve months and is reported as a current liability and the remainder of $9.0 million is reported as a long-term liability on the Company’s condensed consolidated balance sheet. In addition to the guaranteed minimum royalty payments, the Company also incurred excess royalty expense of $0.1 million and $0.7 million, respectively, for the three and six month periods ended August 3, 2019 and $0.9 and $1.3 million, respectively, for the three and six month periods ended July 28, 2018 which is included in cost of revenue in the Company’s consolidated statements of income. A total of $0.6 million of excess royalty is payable and reported as a current liability on the Company’s condensed consolidated balance sheet at August 3, 2019.

Note 11 – Leases

Policy

On February 1, 2019 the Company adopted ASC 842, Leases. This new guidance requires a lessee to recognize assets and liabilities on the balance sheet for all leases, with the result being the recognition of a right of use (ROU) asset and a lease liability. The lease liability is equal to the present value of the minimum lease payments for the term of the lease, including any optional renewal periods determined to be reasonably certain to be exercised, using a discount rate determined at lease commencement. This discount rate is the rate implicit in the lease, if known; otherwise, the incremental borrowing rate for the expected lease term is used. The Company’s incremental borrowing rate approximates the rate the Company would have to pay to borrow on a collateralized basis over a similar term at lease inception. The value of the ROU asset is equal to the initial measurement of the lease liability plus any lease payments made to the lessor at or before the commencement date and any unamortized initial direct costs incurred by the lessee, less any unamortized lease incentives received.

There are two types of leases, operating leases and finance leases. Lease classification is determined at lease commencement. All of the Company’s leases are classified as operating leases. Operating lease expense is recognized on a straight-line basis over the lease term and included in general and administrative expense on the condensed consolidated statement of income. For operating leases, ROU assets are classified in other long-term assets, short-term lease liabilities are classified in other current liabilities, and long-term lease liabilities are classified in other long-term liabilities on the condensed consolidated balance sheet. On the cash flow statement, payments for operating leases are classified as operating activities.

The Company enters into lease contracts for certain of its facilities at various locations worldwide. At inception of a contract, the Company determines whether the contract is or contains a lease. If the Company has a right to obtain substantially all of the economic benefits from the use of the identified asset and the right to direct the use of the asset, then the contract contains a lease. Several of the Company’s lease contracts include options to extend the lease term and Company includes the renewal options for these leases in the determination of the ROU asset and lease liability when the likelihood of renewal is determined to be reasonably certain.

In addition, several of our lease agreements include non-lease components for items such as common area maintenance and utilities which are accounted for separately from the lease component.

Adoption Method and Impact

The Company applied ASC 842 to all leases in effect at February 1, 2019 and adopted the accounting standard using the non-comparative transition option, which does not require the restatement of prior years. Comparative information has not been adjusted and continues to be reported under the previous accounting guidance. The Company has elected the package of practical expedients, which allows entities to not reassess (1) whether contracts are or contain leases, (2) lease classification and (3) initial direct costs. The Company has made an accounting policy election to apply the short-term exception, which does not require the capitalization of leases with terms of 12 months or less. On February 1, 2019, the Company recognized $2.0 million of ROU assets and lease liabilities on its consolidated balance sheet. The adoption did not have a material impact on the Company’s results of operations or cash flows.

Disclosure

Our leases have remaining lease terms of 1 to 12 years, some of which include options to extend the lease term for periods up to 5 years when it is reasonably certain the Company will exercise such options.

The company leases office space from an affiliate. This lease is classified as an operating lease with annual rental payments of approximately $64,000 and $66,000 in fiscal 2020 and 2021, respectively.

Balance sheet and other information related to our leases is as follows:

Operating Leases (In thousands)	Balance Sheet Classification	August 3, 2019
Lease Assets	Right of Use Assets	$1,760
Lease Liabilities – Current	Other Liabilities and Accrued Expenses	405
Lease Liabilities – Long Term	Lease Liabilities	1,364

Lease cost information is as follows:

		Three Months Ended	Six Months Ended
Operating Leases (In thousands)	Statement of Income Classification	August 3, 2019	August 3, 2019
Operating Lease Costs	General and Administrative Expense	$118	$210

Maturities of operating lease liabilities are as follows:

(In thousands)	August 3, 2019
2020	$189
2021	393
2022	327
2023	277
2024	262

(In thousands)	August 3, 2019
Thereafter	561

Total Lease Payments	2,009
Less: Imputed Interest	(240)

Total Lease Liabilities	$1,769

As of August 3, 2019, the weighted-average remaining lease term and weighted-average discount rate for our operating leases are 6.1 years and 4.02%, respectively. We calculated the weighted-average discount rate using incremental borrowing rates, which equal the rates of interest that we would pay to borrow funds on a fully collateralized basis over a similar term.

Supplemental cash flow information related to leases is as follows:

	Three Months Ended	Six Months Ended
(In thousands)	August 3, 2019	August 3, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$98	$198

As previously disclosed in our fiscal year 2019 Annual Report on Form 10-K and under the previous lease accounting standard, future minimum operating lease commitments that had initial or remaining non-cancelable lease terms in excess of one year at January 31, 2019 were as follows:

(In thousands)
2020	$574
2021	520
2022	387
2023	294
2024	273
Thereafter	568

$2,616

Note 12 – Accumulated Other Comprehensive Loss

The changes in the balance of accumulated other comprehensive loss (AOCL) by component are as follows:

(In thousands)	Foreign Currency Translation Adjustments	Cash Flow Hedges	Total
Balance at January 31, 2019	$(852)	$34	$(818)
Other Comprehensive Loss before reclassification	(253)	—	(253)
Amounts reclassified from AOCL to Earnings	—	(204)	(204)

Other Comprehensive Loss	(253)	(204)	(457)

Balance at August 3, 2019	$(1,105)	$(170)	$(1,275)

The amounts presented above in other comprehensive loss are net of taxes except for translation adjustments associated with our German and Danish subsidiaries.

Note 13 – Share-Based Compensation

We have one equity incentive plan from which we are authorized to grant equity awards, the AstroNova, Inc. 2018 Equity Incentive Plan (the “2018 Plan”). The 2018 Plan provides for, among other things, the issuance of awards, including incentive stock options, non-qualified stock options, stock appreciation rights, time or performance-based restricted stock unit (PSUs), restricted stock units (RSUs) and restricted stock awards (RSAs). At the annual meeting of shareholders, on June 4, 2019, the 2018 Plan was amended to increase the number of shares of the Company’s common stock available for issuance by 300,000, bringing the total number of shares available for issuance under the 2018 Plan from 650,000 to 950,000, plus an additional number of shares equal to the number of shares subject to awards granted under previous equity incentive plans that are forfeited, cancelled, satisfied without the issuance of stock, otherwise terminated (other than by exercise), or, for shares of stock issued pursuant to any unvested award, reacquired by the Company at not more than the grantee’s purchase price (other than by exercise). Under the 2018 Plan, all awards to employees generally have a minimum vesting period of one year. Options granted under the 2018 Plan must be issued at an exercise price of not less than the fair market value of the Company’s common stock on the date of grant and expire after ten years. As of August 3, 2019, 163,475 unvested shares of restricted stock and options to purchase an aggregate of 146,000 shares were outstanding under the 2018 Plan.

In addition to the 2018 Plan, we previously granted equity awards under our 2015 Equity Incentive Plan (the “2015 Plan”) and our 2007 Equity Incentive Plan (the “2007 Plan”). Both the 2007 Plan and the 2015 Plan have expired and no new awards may be issued under either, but outstanding awards will continue to be governed by those plans. As of August 3, 2019, 1,007 unvested shares of restricted stock and options to purchase an aggregate of 382,845 shares were outstanding under the 2007 Plan and 27,527 unvested shares of restricted stock and options to purchase an aggregate of 194,650 shares were outstanding under the 2015 Plan.

On January 31, 2019, the compensation committee of the Company’s board of directors adopted an Amended and Restated Non-Employee Director Annual Compensation Program (the “New Program”), which became effective as of February 1, 2019 and supersedes the prior program. Pursuant to the New Program, beginning with fiscal 2020, each non-employee director will automatically receive a grant of restricted stock on the date of their re-election to the Company’s board of directors. The number of whole shares to be granted will be equal to the number calculated by dividing the stock component of the director compensation amount determined by the compensation committee for that year by the fair market value of our stock on that day. The value of the restricted stock award for fiscal 2020 is $60,000. To account for the partial year beginning on February 1, 2019 and continuing through the 2019 annual meeting, and thereby provide for the alignment of the timing of annual grants of restricted stock under the New Program with the election of directors at the annual meeting, a total of 4,340 shares of restricted stock were granted to the non-employee directors on February 1, 2019. A total of 11,560 shares were awarded to the non-employee directors as compensation under the New Program in the second quarter of fiscal 2020. Other than the shares granted on February 1, 2019, which vested on June 1, 2019, shares of restricted stock granted under the New Program will become vested on the first anniversary of the date of grant, conditioned upon the recipient’s continued service on the Board through that date.

In March 2019, the Company granted 45,374 RSUs and 52,248 PSUs to certain key employees.

Share-based compensation expense was recognized as follows:

	Three Months Ended		Six Months Ended
(In thousands)	August 3, 2019	July 28, 2018	August 3, 2019	July 28, 2018
Stock Options	$127	$200	$339	$356
Restricted Stock Awards and Restricted Stock Units	320	263	704	467
Employee Stock Purchase Plan	4	3	9	6

Total	$451	$466	$1,052	$829

Stock Options

There were no stock options granted during the six months ended August 3, 2019. The fair value of stock options granted during the six months ended July 28, 2018 were estimated using the following assumptions:

Six Months Ended
July 28, 2018
Risk Free Interest Rate	2.6%
Expected Volatility	39.4%
Expected Life (in years)	9.0
Dividend Yield	1.5%

The weighted average fair value per share for options granted was $7.42 and $7.41 during the three and six month periods ended July 28, 2018, respectively.

Aggregated information regarding stock option activity for the six months ended August 3, 2019 is summarized below:

	Number of Options	Weighted Average Exercise Price
Outstanding at January 31, 2019	771,145	$14.30
Granted	—	—
Exercised	(38,975)	11.65
Forfeited	(8,275)	16.72
Canceled	(400)	6.22

Outstanding at August 3, 2019	723,495	$14.42

Set forth below is a summary of options outstanding at August 3, 2019:

Outstanding				Exercisable
Range of Exercise prices	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Number of Shares	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Life
$5.00-10.00	62,081	$7.94	2.5	62,081	$7.94	2.5
$10.01-15.00	424,814	$13.63	6.3	336,794	$13.66	5.9
$15.01-20.00	236,600	$17.53	8.4	112,795	$17.08	8.1

	723,495	$14.42	6.7	511,670	$13.72	6.0

As of August 3, 2019, there was approximately $1.1 million of unrecognized compensation expense related to stock options which is expected to be recognized over a weighted average period of approximately 2.0 years.

Restricted Stock Units (RSUs) and Restricted Stock Awards (RSAs)

Aggregated information regarding RSU and RSA activity for the six months ended August 3, 2019 is summarized below:

	RSAs & RSUs	Weighted Average Grant Date Fair Value
Outstanding at January 31, 2019	133,667	$13.99
Granted	113,522	20.16
Vested	(55,180)	16.62
Forfeited	—	—

Outstanding at August 3, 2019	192,009	$16.88

As of August 3, 2019, there was approximately $2.9 million of unrecognized compensation expense related to RSUs and RSAs which is expected to be recognized over a weighted average period of 1.9 years.

Employee Stock Purchase Plan

AstroNova has an Employee Stock Purchase Plan allowing eligible employees to purchase shares of common stock at a 15% discount from fair value on the first or last day of an offering period, whichever is less. A total of 247,500 shares were reserved for issuance under this plan. During the six months ended August 3, 2019 and July 28, 2018, there were 2,796 and 2,342 shares, respectively, purchased under this plan. As of August 3, 2019, 31,057 shares remain available.

Note 14 – Income Taxes

The Company’s effective tax rates for the period are as follows:

	Three Months Ended	Six Months Ended
Fiscal 2020	3.0%	13.9%
Fiscal 2019	27.8%	24.1%

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

During the three months ended August 3, 2019, the Company recognized an income tax expense of approximately $29,000. The effective tax rate in this period was directly impacted by 1) a significant reduction in forecasted operating results for our fiscal 2020 as compared to operating results forecasted at the end of our first quarter of fiscal 2020 and 2) a $135,000 tax benefit arising from windfall tax benefits related to the Company’s stock. During the three months ended July 28, 2018, the Company recognized an income tax expense of approximately $459,000. The effective tax rate in this period was directly impacted by an $82,000 benefit arising from windfall tax benefits related to the Company’s stock.

During the six months ended August 3, 2019, the Company recognized an income tax expense of approximately $429,000. The effective tax rate in this period was directly impacted by 1) a $53,000 tax benefit related to the expiration of the statute of limitations on a previously uncertain tax position and 2) a $232,000 tax benefit arising from windfall tax benefits related to the Company’s stock. During the six months ended July 28, 2018, the Company recognized an income tax expense of approximately $639,000. The effective tax rate in this period was directly impacted by a $112,000 tax benefit arising from windfall tax benefits related to the Company’s stock and a $78,000 tax benefit related to the expiration of the statute of limitations on a previously uncertain tax position.

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

Unrecognized tax benefits represent the difference between tax positions taken or expected to be taken in a tax return and the benefits recognized for financial reporting purposes. As of August 3, 2019, the Company’s cumulative unrecognized tax benefits totaled $592,000 compared to $618,000 as of January 31, 2019. Besides the expiration of the statute of limitations on a previously uncertain tax position, there were no other developments affecting unrecognized tax benefits during the quarter ended August 3, 2019.

Note 15 – Segment Information

AstroNova reports two segments: Product Identification and Test & Measurement (T&M). The Company evaluates segment performance based on the segment profit before corporate expenses.

Summarized below are the Revenue and Segment Operating Profit for each reporting segment:

	Three Months Ended				Six Months Ended
	Revenue		Segment Operating Profit		Revenue		Segment Operating Profit
(In thousands)	August 3, 2019	July 28, 2018	August 3, 2019	July 28, 2018	August 3, 2019	July 28, 2018	August 3, 2019	July 28, 2018
Product Identification	$22,144	$21,769	$2,224	$2,159	$45,735	$41,722	$5,110	$3,820
T&M	11,324	12,038	1,555	2,814	23,914	23,572	4,136	5,071

Total	$33,468	$33,807	3,779	4,973	$69,649	$65,294	9,246	8,891

Corporate Expenses			2,616	2,808			5,615	5,462

Operating Income			1,163	2,165			3,631	3,429
Other Expense, Net			(183)	(512)			(550)	(782)

Income Before Income Taxes			980	1,653			3,081	2,647
Income Tax Provision			29	459			429	639

Net Income			$951	$1,194			$2,652	$2,008

Note 16 – Fair Value

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The following tables provide a summary of the financial assets and liabilities that are measured at fair value as of August 3, 2019 and January 31, 2019:

Assets measured at fair value:	Fair value measurement at August 3, 2019				Fair value measurement at January 31, 2019
(In thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Interest Rate Swap Contract (included in Other Assets)	$—	$—	$—	$—	$—	$85	$—	$85

Total Assets	$—	$—	$—	$—	$—	$85	$—	$85

Liabilities measured at fair value:	Fair value measurement at August 3, 2019				Fair value measurement at January 31, 2019
(In thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cross-Currency Interest Rate Swap Contract (included in Other Long-Term Liabilities)	$—	$388	$—	$388	$—	$600	$—	$600
Interest Rate Swap Contract (included in Other Long-Term Liabilities)	—	107	—	107	—	—	—	—
Earnout Liability (included in Other Long-Term Liabilities)	—	—	14	14	—	—	14	14

Total Liabilities	$—	$495	$14	$509	$—	$600	$14	$614

We use the market approach to measure fair value of our derivative instruments. Derivative instruments were measured at fair value using readily observable market inputs, such as quotations on interest rates and foreign exchange rates, and are classified as Level 2 because they are over-the-counter contracts with a bank counterparty that are not traded in an active market.

The fair value of the earnout liability incurred in connection with the Company’s acquisition of TrojanLabel was determined using the option approach methodology, which includes using significant inputs that are not observable in the market and therefore classified as Level 3. Key assumptions in estimating the fair value of the contingent consideration liability included (1) the estimated earnout targets over the next seven years of $0.5 million-$1.4 million, (2) the probability of success (achievement of the various contingent events) from 0.0%-0.9% and (3) a risk-adjusted discount rate of approximately 2.68%-4.9% used to adjust the probability-weighted earnout payments to their present value. At each reporting period, the contingent consideration liability is recorded at its fair value with changes reflected in general and administrative expense in the condensed consolidated statements of operations. There was no change in the fair value of the earnout liability for the six months ended August 3, 2019.

Assets and Liabilities Not Recorded at Fair Value

The Company’s long-term debt, including the current portion of long-term debt not reflected in the financial statements at fair value, is reflected in the table below:

	August 3, 2019
	Fair Value Measurement
(In thousands)	Level 1	Level 2	Level 3	Total	Carrying Value
Long-Term debt and related current maturities	$—	$—	$15,754	$15,754	$15,454

	January 31, 2019
	Fair Value Measurement
(In thousands)	Level 1	Level 2	Level 3	Total	Carrying Value
Long-Term debt and related current maturities	$—	$—	$18,857	$18,857	$18,242

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

Results of Operations

Three Months Ended August 3, 2019 vs. Three Months Ended July 28, 2018

Revenue by segment and current quarter percentage change over the prior year for the three months ended August 3, 2019 and July 28, 2018 were:

(Dollars in thousands)	August 3, 2019	As a % of Revenue	July 28, 2018	As a % of Revenue	% Change Over Prior Year
Product Identification	$22,144	66.2%	$21,769	64.4%	1.7%
T&M	11,324	33.8%	12,038	35.6%	(5.9)%

Total	$33,468	100.0%	$33,807	100.0%	(1.0)%

Revenue for the second quarter of the current year was $33.5 million, representing a slight decrease compared to the previous year second quarter revenue of $33.8 million. Revenue through domestic channels for the second quarter of the current year was $20.6 million, an increase of 3.4% over the prior year’s second quarter. International revenue for the second quarter of the current year was $12.9 million, a 7.3% decrease over the previous year second quarter, and represents 38.3% of AstroNova’s second quarter revenue. Current year second quarter international revenue includes an unfavorable foreign exchange rate impact of $0.3 million.

Hardware revenue in the current quarter was $12.4 million, a 3.7% decrease compared to the prior year’s second quarter revenue of $12.9 million. The decrease is attributable to both segments, as T&M hardware revenue decreased 3.0% and PI hardware revenue decreased 5.2% compared to the second quarter of the prior year. The decrease in hardware sales for the T&M segment is primarily due to a decline in the Aerospace printer product line sales as a result of the ripple effects of the Boeing 737 Max grounding, due in part to new aircraft shipment reductions as well as deferral of several retrofit printer upgrade orders so that those planes could remain in service. Although total hardware sales for the PI segment were down for the current quarter, the product launch of the new QL -300 provided a significant contribution to second quarter revenue and both Quick Label monochromatic printers and TrojanLabel T2-C printers experienced continued growth during the current quarter.

Supplies revenue in the current quarter was $18.1 million, a 1.1% increase over prior year’s second quarter supplies revenue of $17.9 million. The increase in the current quarter supplies revenue as compared to the second quarter of the prior year is primarily attributable to the double-digit percentage increase in revenue of ink jet supplies, slightly offset by a decline in sales of transfer ribbon products within the Product Identification segment.

Service and other revenues of $3.0 million in the current quarter remained consistent with the prior year as increases in parts and repair revenue in the Product Identification segment were offset by declines in repair revenue related to the aerospace printer product line in the T&M segment.

Current year second quarter gross profit was $12.0 million, a 10.6% decrease compared to prior year second quarter gross profit of $13.4 million. The Company’s current quarter gross profit margin of 35.8% reflects a 3.8 percentage point decline from the prior year’s second quarter gross profit margin of 39.6%. The lower gross profit and related profit margin for the current quarter compared to the prior year’s second quarter is primarily attributable to decreased revenue and product mix.

Operating expenses for the current quarter were $10.8 million, a 3.7% decrease compared to the prior year second quarter operating expenses of $11.2 million. Specifically, current quarter selling and marketing expenses of $6.4 million remained unchanged from the second quarter of the prior year, as increases in wages and commissions were offset by a decline in employee benefits and advertising expenses for the current year. Current quarter general and administrative expenses were $2.6 million, a 6.8% decrease compared to $2.8 million in the prior year’s second quarter, as the current quarter decrease in professional services, employee benefits and employee fees were tempered by increases in wages and outside services. Research and development (“R&D”) expenses were $1.8 million in the current quarter, a 12.0% decrease compared to $2.0 million in the prior year’s second quarter primarily due to decreases in wages and benefits. The R&D spending as a percentage of revenue for the current quarter is 5.3% compared to 6.0% for the same period of the prior year.

Other expense in the second quarter of fiscal 2020 was $0.2 million compared to $0.5 million in the second quarter of the prior year. Current quarter other expense primarily includes interest expense on debt and the revolving line of credit of $0.2 million and foreign exchange loss of $0.1 million, which were partially offset by $0.1 million of other income. Other expense for the second quarter of fiscal 2019 consists primarily of interest expense on debt of $0.2 million and foreign exchange loss of $0.3 million.

The provision for federal, state and foreign income taxes for the second quarter of the current year is $29 thousand, resulting in an effective tax rate of 3.0%. This rate was impacted by a significant reduction in forecasted operating results for our fiscal 2020 as compared to operating results at the end of the first quarter 2020 and also reflects a benefit of $135 thousand related to windfall tax benefits related to the Company’s stock. This compares to the prior year’s second quarter tax provision of $0.5 million, which reflects a benefit of $82 thousand related to windfall tax benefits related to the Company’s stock and an effective tax rate of 13.9%.

The Company reported net income of $1.0 million or $0.13 per diluted share for the second quarter of the current year. On a comparable basis, net income for the prior year’s second quarter was $1.2 million or $0.17 per diluted share. Return on revenue was 2.8% for the second quarter of fiscal 2020 compared to 3.5% for the second quarter of fiscal 2019.

Six Months Ended August 3, 2019 vs. Six Months Ended July 28, 2018

Revenue by product group and current period percentage change over the prior year for the six months ended August 3, 2019 and July 28, 2018 were:

(Dollars in thousands)	August 3, 2019	As a % of Revenue	July 28, 2018	As a % of Revenue	% Change Over Prior Year
Product Identification	$45,735	65.7%	$41,722	63.9%	9.6%
T&M	23,914	34.3%	23,572	36.1%	1.5%

Total	$69,649	100.0%	$65,294	100.0%	6.7%

Revenue for the first six months of the current year was $69.6 million, representing a 6.7% increase compared to the previous year’s first six months of revenue of $65.3 million. Revenue through domestic channels for the first half of the current year was $42.6 million, an increase of 8.7% from prior year domestic revenue of $39.2 million. International revenue for the first six months of the current year was $27.0 million, a 3.5% increase from the previous year international revenue of $26.1 million. The current year’s first six months international revenue reflected an unfavorable foreign exchange rate impact of $0.9 million.

Hardware revenue in the first six months of the current year was $25.4 million, a 1.9% increase compared to the prior year’s first six months of revenue of $24.9 million. This increase is primarily due to the increase in sales of data acquisition recorders and aerospace printers in the T&M segment, slightly offset by a decline in hardware sales of aerospace printers related to the Honeywell Agreement entered into at the end of the third quarter of the prior year. Also contributing to the growth in hardware revenue for the current year were sales resulting from the new product launch of the Quick Label’s QL -300 printer as well as double-digit growth in sales of both Quick Label monochromatic printers and TrojanLabel’s T2-C printers in the Product Identification segment.

Supplies revenue in the first half of the current year was $37.8 million, representing a 9.3% increase over the prior year’s first six months revenue of $34.6 million. The current year increase in supplies revenue is due primarily to the increase in inkjet printer supplies and labels sales, tempered by lower thermal film and electrophotographic supplies revenue in the Product Identification segment.

Service and other revenues were $6.4 million in the first six months of the current year, an 11.5% increase compared to the prior year’s first six months service and other revenues of $5.8 million. The current year increase is primarily due to an increase in parts revenue related to the aerospace printer product line acquired from Honeywell in fiscal 2018. An increase in customer demand for parts in both the T&M and Product Identification segments as a result of the increase in installed based printers currently in the field also contributed to the current year growth in supplies revenue.

Current year first six months gross profit was $26.2 million, a 2.8% increase from prior year’s first six months gross profit of $25.5 million. The Company’s gross profit margin of 37.6% in the current year reflects a decrease from the prior year’s first six months gross profit margin of 39.1%. The lower gross profit margin for the current year compared to the prior year is primarily due to higher period costs and product mix.

Operating expenses for the first six months of the current fiscal year were $22.6 million, a 2.3% increase compared to prior year’s first six months operating expenses of $22.1 million. Selling and marketing expenses for the current year of $13.2 million increased 2.2% compared to the previous year’s first six months due primarily to an increase in wages, outside services, amortization of the Company’s identifiable intangibles purchased in connection with the Honeywell Agreement, as well as increases in travel expenses, slightly offset by lower commissions and benefits. General and Administrative (“G&A”) expenses increased 2.8% to $5.6 million in the first six months of the current year compared to the prior year’s first six months G&A expenses of $5.5 million primarily due to an increase in outside service fees, which was partially offset by a decrease in bonuses and share based compensation. R&D spending in the first six months of the current year was $3.8 million, a slight increase compared to the prior year’s first six months spending of $3.7 million. Current year spending on R&D represents 5.4% of revenue compared to the prior year’s first six months level of 5.7%.

Other expense during the first six months of the current year was $0.6 million compared to $0.8 million in the first six months of the previous year. Current year other expense includes interest expense of $0.4 million on the Company’s debt and revolving credit line and $0.3 million of foreign exchange loss, partially offset by investment and other income of $0.1 million. Other expense during the first six months of fiscal 2019 includes interest expense on debt of $0.4 million and foreign exchange loss of $0.5 million, partially offset by investment and other income of $0.1 million

The Company recognized $0.4 million of income tax expense for the first six months of the current fiscal year, which reflects a $232,000 tax benefit arising from windfall tax benefits related to the Company’s stock and a $53,000 tax benefit related to the expiration of the statute of limitations on a previously uncertain tax position resulting in a 13.9% effective tax rate. The Company recognized $0.6 million of income tax expense for the first six months of the prior fiscal year. The 24.1% effective tax rate in that period was directly impacted by a $112,000 tax benefit arising from windfall tax benefits related to the Company’s stock and a $78,000 tax benefit related to the expiration of the statute of limitations on a previously uncertain tax position.

The Company reported net income of $2.7 million, or $0.36 per diluted share, for the first six months of the current year. On a comparable basis, net income for the first six months of the prior year was $2.0 million, or $0.29 per diluted share, which included $0.8 million of after-tax income, or $0.12 per diluted share, as a result of a change in accounting estimates in the prior year’s first quarter for product cost and operating expenses related to a transition services agreement entered into with Honeywell in connection with the Honeywell Agreement. In addition, during the first quarter of fiscal 2019, a change in accounting estimate for revenue subject to customer rebates under the Honeywell Agreement increased net income by $0.3 million or $0.05 per diluted share. Return on revenue was 3.8% for the first six months of fiscal 2020 compared to 3.1% for the first six months of fiscal 2019.

Segment Analysis

The Company reports two segments: Product Identification and Test & Measurement (T&M) and evaluates segment performance based on the segment profit before corporate and financial administration expenses. Summarized below are the Revenue and Segment Operating Profit for each reporting segment:

	Three Months Ended				Six Months Ended
	Revenue		Segment Operating Profit		Revenue		Segment Operating Profit
(In thousands)	August 3, 2019	July 28, 2018	August 3, 2019	July 28, 2018	August 3, 2019	July 28, 2018	August 3, 2019	July 28, 2018
Product Identification	$22,144	$21,769	$2,224	$2,159	$45,735	$41,722	$5,110	$3,820
T&M	11,324	12,038	1,555	2,814	23,914	23,572	4,136	5,071

Total	$33,468	$33,807	3,779	4,973	$69,649	$65,294	9,246	8,891

Corporate Expenses			2,616	2,808			5,615	5,462

Operating Income			1,163	2,165			3,631	3,429
Other Expense, Net			(183)	(512)			(550)	(782)

Income Before Income Taxes			980	1,653			3,081	2,647
Income Tax Provision			29	459			429	639

Net Income			$951	$1,194			$2,652	$2,008

Product Identification

Revenue from the Product Identification segment increased 1.7% in the second quarter of the current year, with revenue of $22.1 million compared to $21.8 million in the same period of the prior year. The current quarter increase in revenue is primarily attributable to the increase in supplies revenue, as the Company’s installed base of printers continues to grow. Specifically, this includes inkjet supply revenue, which experienced double digit growth as compared to the same period in the prior year. Also contributing to the increase in revenue for the current quarter was a 10.6% increase in service and other revenue. Although the overall revenue increase was slightly tempered by lower sales in Product Identification’s hardware product line, the segment experienced a significant revenue contribution from the introduction of the new QL -300 printer, and both QuickLabel’s monochromatic printers and TrojanLabel’s T2-C printers experienced continued growth during the current quarter. Product Identification’s current quarter segment operating profit was $2.2 million, reflecting a profit margin of 10.0%. This compares to the prior year’s second quarter segment profit of $2.2 million and related profit margin of 9.9%. The slight increase in Product Identification current year second quarter segment operating margin is primarily due to higher sales and product mix.

Revenues from the Product Identification segment increased 9.6% to $45.7 million in the first six months of the current year from $41.7 million in the same period of the prior year. The current year increase is primarily attributable to an increase in supplies revenue of 11.4% due to increased demand for ink jet supplies, as well as label and tag products. Also contributing to the increase in revenue for the current year was a 14.8% increase in service and other revenue. Although hardware revenue in the PI segment remained constant compared to the prior year, the segment experienced a significant revenue contribution from the introduction of Quick Label’s new QL -300 printer, as well as double-digit growth in revenue from sales of both Quick Label’s monochromatic printers and TrojanLabel’s T2-C printers. This growth was slightly tempered by lower sales of the inkjet color printers within the product group. Product Identification current year segment operating profit was $5.1 million with a profit margin of 11.2%, compared to the prior year segment operating profit of $3.8 million and related profit margin of 9.2%. The increase in current year segment operating profit and margin is primarily due to higher sales and product mix.

Test & Measurement—T&M

Revenue from the T&M segment was $11.3 million for the second quarter of the current fiscal year, representing a 5.9% decrease compared to revenue of $12.0 million for the same period in the prior year. The current quarter revenue decrease is due to the decline in the aerospace printer product line acquired from Honeywell in fiscal 2018 as a result of the ripple effects of the Boeing 737 Max grounding which was due in part to new aircraft shipment reductions as well as deferral of several retrofit printer upgrade orders so that those planes could remain in service. The decrease in current quarter revenue was tempered by an increase in T&M hardware sales from data recorders which experienced double digit growth. T&M’s second quarter segment operating profit was $1.6 million, reflecting a profit margin of 13.7%, a decrease compared to the prior year segment operating profit of $2.8 million and related operating margin of 23.4%. The decrease in segment operating profit and related margin were due to lower sales revenue and higher manufacturing and period costs.

Revenue from the T&M segment was $23.9 million for the first six months of the current fiscal year, a 1.5% increase compared to sales of $23.6 million for the same period in the prior year. The increase in revenue for the first six months of the current year is primarily due to the increase in the hardware product line as a result of increased sales of T&M data recorders and aerospace printers, both experiencing double digit growth in the current year. Also contributing to the current year increase was the increase in parts revenue. The current year revenue increase was partially offset by the decline in the aerospace printer product line acquired from Honeywell as a result of the ripple effects of the Boeing 737 Max grounding which was due in part to new aircraft shipment reductions as well as deferral of several retrofit printer upgrade orders so that those planes could remain in service. The segment’s first six months operating profit of $4.1 million resulted in a 17.3% profit margin compared to the prior year segment operating profit of $5.1 million and related operating margin of 21.5%. The lower segment operating profit and related margin for the current year is due to higher manufacturing costs and operating expenses.

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

Our cash and cash equivalents at the end of the second quarter were $4.5 million. During the second quarter of the current year, the Company borrowed an additional $2.0 million on its revolving credit facility. As of August 3, 2019, under its existing revolving credit facility, the Company has an outstanding balance of $3.5 million and $6.5 million remaining available for borrowing.

The Company’s backlog increased 12.9% from year-end to $22.3 million at the end of the second quarter of fiscal 2020.

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

In connection with our entry into the Credit Agreement, ANI ApS entered into a hedging agreement to manage the variable interest rate risk and currency risk associated with its payments in respect to the term loan. Under this combined arrangement, payments of principal and interest with respect to approximately $8.9 million of the principal of the term loan will be made in Danish Kroner, and interest on such principal amount will be payable at a fixed rate of 0.67% per annum for the entire term, subject only to potential changes based on the Company’s consolidated leverage ratio. Additionally, the Company entered into a hedging agreement to manage the variable interest rate risk associated with its payments with respect to the $15.0 million term loan. Under this combined arrangement, interest will be payable at a fixed rate of 2.04% per annum for the entire term, plus an incremental margin of 1.0% to 1.5%, based on the Company’s consolidated leverage ratio.

Revolving credit loans may be borrowed, at the Company’s option, in U.S. Dollars or, subject to certain conditions, Euros, British Pounds, Canadian Dollars or Danish Kroner. Amounts borrowed under the revolving credit facility bear interest at a rate per annum equal to, at the Company’s option, either (a) the LIBOR rate (or, in the case of revolving credit loans denominated in a currency other than U.S. Dollars, the applicable quoted rate), plus a margin that varies within a range of 1.0% to 1.5% based on the Company’s consolidated leverage ratio, or (b) a fluctuating reference rate equal to the highest of (i) the federal funds’ rate plus 0.50%, (ii) Bank of America’s publicly announced prime rate or (iii) the LIBOR rate plus 1.00%, plus a margin that varies within a range of 0.0% to 0.5% based on the Company’s consolidated leverage ratio. The Company is required to pay a commitment fee on the undrawn portion of the revolving credit facility at the rate of 0.25% per annum. Outstanding borrowings under the revolving credit line during fiscal 2020 bear interest at an average annual rate of 5.71% and the Company has paid $43,000 of interest expense for revolving credit line borrowings for the six months ended August 3, 2019.

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

As of August 3, 2019, the Company believes it is in compliance with all of the covenants in the Credit Agreement.

Cash Flow

The Company’s statements of cash flows for the six months ended August 3, 2019 and July 28, 2018 are included on page 7 of this report. Net cash provided by operating activities was $1.0 million for the first six months of fiscal 2020 compared to cash used by operating activities of $1.7 million for the same period of the previous year. The increase in net cash provided by operations for the first six months of the current year is primarily due to the increase in net income, and a decrease in cash used for working capital. The combination of changes in accounts receivable, inventory, income taxes payable accounts payable and accrued expenses decreased cash by $5.6 million for the first six months of fiscal 2020, compared to a decrease of $7.4 million for the same period in fiscal 2019.

The accounts receivable balance decreased to $20.6 million at the end of the second quarter compared to $23.5 million at year end. The $2.9 million decrease in the accounts receivable balance from year end is directly related to the decrease in sales for the second quarter of the current year as compared to fourth quarter sales in fiscal 2019.

The inventory balance was $36.9 million at the end of the second quarter of fiscal 2020, compared to $30.2 million at year end and inventory days on hand increased to 154 days at the end of the current quarter from 120 days at the prior year end. The current period increase in inventory and related days on hand is due to lower forecasted sales, as well as build up of inventory for new product launches in our Product Identification segment. Also contributing to the inventory increase were delayed shipments to customers in both the Product Identification and T&M segment.

The net decreased cash position at August 3, 2019 primarily resulted from principal payments of long-term debt and the guaranteed royalty obligation of $2.8 million and $0.9 million, respectively; cash used to acquire property, plant and equipment of $1.5 million and dividends paid of $1.0 million, offset by increased cash provided by operations as discussed above and the current period borrowing on the Company’s existing revolving credit facility of $2.0 million.

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

While we believe that the factors considered provide a meaningful basis for the accounting policies applied in the preparation of the condensed consolidated financial statements, we cannot guarantee that our estimates and assumptions will be accurate. As the determination of these estimates requires the exercise of judgment, actual results may differ from those estimates, and such differences may be material to our condensed consolidated financial statements. Except for the changes resulting from the adoption of the new lease accounting standard during the period, there have been no material changes to the application of critical accounting policies as disclosed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2019. See Note 11, Leases, in Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q, for an update on our lease accounting policy.

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

During the six months ended August 3, 2019, there were no material changes to our market risk disclosures as set forth in Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended January 31, 2019.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the second quarter of fiscal 2020, the Company made the following repurchases of its common stock:

	Total Number of Shares Repurchased		Average Price paid Per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Be Purchased Under The Plans or Programs
May 1—May 31	4,420	(a)	$26.29	(a)	—	—
June 1—June 30	9,917	(b)	$26.22	(b)	—	—
July 1—July 31	—		$—		—	—

(a)

Executives of the Company delivered 4,420 shares of the Company’s common stock toward the satisfaction of taxes due with respect to vesting of restricted shares. The shares delivered were valued at a weighted-average market value of $26.29 per share and are included with treasury stock in the consolidated balance sheet. These transactions were not part of a publicly announced purchase plan or program.

(b)

Executives of the Company delivered 9,917 shares of the Company’s common stock toward the satisfaction of taxes due with respect to vesting of restricted shares. The shares delivered were valued at a weighted-average market value of $26.22 per share and are included with treasury stock in the consolidated balance sheet. These transactions were not part of a publicly announced purchase plan or program.

Item 6.	Exhibits

3A	Restated Articles of Incorporation of the Company and all amendments thereto, filed as Exhibit 3A to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2016 and incorporated by reference herein.

3B	By-laws of the Company as amended to date, filed as Exhibit 3B to the Company’s Annual Report on Form 10-K/A for the fiscal year ended January 31, 2008 (File no. 000-13200) and incorporated by reference herein.

10.1	AstroNova, Inc. 2018 Equity Incentive Plan, as amended, filed as Appendix A to the Company’s Definitive Proxy Statement filed with the SEC on May 25, 2019 on Schedule 14A and incorporated by reference herein.*

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from Registrant’s Quarterly Report on Form 10-Q for the period ended August 3, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Shareholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to the Condensed Consolidated Financial Statements. Filed electronically herein.

*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASTRONOVA, INC.
(Registrant)

Date: September 9, 2019	By	/s/ Gregory A. Woods
Gregory A. Woods,
President and Chief Executive Officer
(Principal Executive Officer)

	By	/s/ David S. Smith
David S. Smith,
Vice President, Chief Financial Officer and Treasurer (Principal Accounting Officer and Principal Financial Officer)