Form 10-Q
period 2019-11-02
AstroNova, Inc.
filed 2019-12-10
CIK 8146

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 2, 2019

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

The number of shares of the registrant’s common stock, $.05 par value per share, outstanding as of December 5, 2019 was 7,069,568.

ASTRONOVA, INC.

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ASTRONOVA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, Except Share Data)

	November 2, 2019	January 31, 2019
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$4,468	$7,534
Accounts Receivable, net	22,094	23,486
Inventories, net	35,594	30,161
Prepaid Expenses and Other Current Assets	3,059	1,427

Total Current Assets	65,215	62,608
Property, Plant and Equipment, net	11,323	10,380
Intangible Assets, net	26,454	29,674
Goodwill	12,110	12,329
Deferred Tax Assets, net	3,482	2,928
Right of Use Assets	1,767	—
Other Assets	1,014	1,064

TOTAL ASSETS	$121,365	$118,983

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts Payable	$6,674	$5,956
Accrued Compensation	2,968	5,023
Other Liabilities and Accrued Expenses	3,789	2,911
Current Portion of Long-Term Debt	5,116	5,208
Revolving Credit Facility	6,500	1,500
Current Liability – Royalty Obligation	2,000	1,875
Current Liability – Excess Royalty Payment Due	419	1,265
Deferred Revenue	387	373
Income Taxes Payable	—	554

Total Current Liabilities	27,853	24,665
Long-Term Debt, net of current portion	9,004	12,870
Royalty Obligation, net of current portion	8,488	9,916
Lease Liabilities, net of current portion	1,350	—
Deferred Tax Liabilities	539	40
Other Long-Term Liabilities	1,178	1,717

TOTAL LIABILITIES	48,412	49,208
SHAREHOLDERS’ EQUITY
Common Stock, $0.05 Par Value, Authorized 13,000,000 shares; Issued 10,333,915 shares and 10,218,559 shares at November 2, 2019 and January 31, 2019, respectively	518	511
Additional Paid-in Capital	55,870	53,568
Retained Earnings	51,142	49,511
Treasury Stock, at Cost, 3,279,831 and 3,261,672 shares at November 2, 2019 and January 31, 2019, respectively	(33,454)	(32,997)
Accumulated Other Comprehensive Loss, net of tax	(1,123)	(818)

TOTAL SHAREHOLDERS’ EQUITY	72,953	69,775

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$121,365	$118,983

See Notes to condensed consolidated financial statements (unaudited).

ASTRONOVA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, Except Per Share Data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	November 2, 2019	October 27, 2018	November 2, 2019	October 27, 2018
Revenue	$33,318	$34,196	$102,967	$99,490
Cost of Revenue	21,021	20,288	64,454	60,073

Gross Profit	12,297	13,908	38,513	39,417
Operating Expenses:
Selling and Marketing	6,944	6,587	20,122	19,484
Research and Development	2,076	2,123	5,868	5,844
General and Administrative	2,830	2,836	8,445	8,298

Operating Expenses	11,850	11,546	34,435	33,626

Operating Income	447	2,362	4,078	5,791
Other Expense, net	(238)	(538)	(788)	(1,320)

Income before Income Taxes	209	1,824	3,290	4,471
Income Tax (Benefit) Provision	(247)	407	182	1,046

Net Income	$456	$1,417	$3,108	$3,425

Net Income per Common Share—Basic:	$0.06	$0.21	$0.44	$0.50

Net Income per Common Share—Diluted:	$0.06	$0.20	$0.43	$0.49

Weighted Average Number of Common Shares Outstanding:
Basic	7,047	6,925	7,013	6,858
Diluted	7,199	7,167	7,272	7,056

See Notes to condensed consolidated financial statements (unaudited).

ASTRONOVA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	November 2, 2019	October 27, 2018	November 2, 2019	October 27, 2018
Net Income	$456	$1,417	$3,108	$3,425
Other Comprehensive Income (Loss), Net of Taxes and Reclassification Adjustments:
Foreign Currency Translation Adjustments	87	(157)	(166)	(775)
Change in Value of Derivatives Designated as Cash Flow Hedge	62	221	62	766
Losses (Gains) from Cash Flow Hedges Reclassified to Income Statement	3	(150)	(201)	(605)
Realized Loss on Securities Available for Sale Reclassified to Income Statement	—	—	—	3

Other Comprehensive Income (Loss)	152	(86)	(305)	(611)

Comprehensive Income	$608	$1,331	$2,803	$2,814

See Notes to condensed consolidated financial statements (unaudited).

ASTRONOVA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

($ In Thousands, Except per Share Data)

(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount
Balance February 1, 2019	10,218,559	$511	$53,568	$49,511	$(32,997)	$(818)	$69,775
Share-Based Compensation	—	—	601	—	—	—	601
Employee Option Exercises	27,990	1	306	—	(11)	—	296
Restricted Stock Awards Vested, net	9,522	1	(1)	—	(69)	—	(69)
Cash Dividend—$0.07 per share	—	—	—	(489)	—	—	(489)
Net Income	—	—	—	1,700	—	—	1,700
Other Comprehensive Loss	—	—	—	—	—	(200)	(200)

Balance May 4, 2019	10,256,071	$513	$54,474	$50,722	$(33,077)	$(1,018)	$71,614
Share-Based Compensation	—	—	451	—	—	—	451
Employee Option Exercises	13,821	1	198	—	—	—	199
Restricted Stock Awards Vested, net	45,658	2	(2)	—	(377)	—	(377)
Cash Dividend—$0.07 per share	—	—	—	(493)	—	—	(493)
Net Income	—	—	—	951	—	—	951
Other Comprehensive Loss	—	—	—	—	—	(257)	(257)

Balance August 3, 2019	10,315,550	$516	$55,121	$51,180	$(33,454)	$(1,275)	$72,088
Share-Based Compensation	—	—	525	—	—	—	525
Employee Option Exercises	18,365	2	224	—	—	—	226
Cash Dividend—$0.07 per share	—	—	—	(494)	—	—	(494)
Net Income	—	—	—	456	—	—	456
Other Comprehensive Income	—	—	—	—	—	152	152

Balance November 2, 2019	10,333,915	$518	$55,870	$51,142	$(33,454)	$(1,123)	$72,953

	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount
Balance February 1, 2018	9,996,120	$500	$50,016	$45,700	$(32,397)	$(172)	$63,647
Share-Based Compensation	—	—	363	—	—	—	363
Employee Option Exercises	53,010	3	574	—	(88)	—	489
Restricted Stock Awards Vested, net	16,981	1	(1)	—	(40)	—	(40)
Cash Dividend—$0.07 per share	—	—	—	(480)	—	—	(480)
Net Income	—	—	—	814	—	—	814
Other Comprehensive Loss	—	—	—	—	—	(163)	(163)

Balance April 28, 2018	10,066,111	$504	$50,952	$46,034	$(32,525)	$(335)	$64,630
Share-Based Compensation	—	—	466	—	—	—	466
Employee Option Exercises	40,302	—	461	—	(278)	—	183
Restricted Stock Awards Vested, net	30,084	3	(2)	—	(157)	—	(156)
Cash Dividend—$0.07 per share	—	—	—	(481)	—	—	(481)
Net Income	—	—	—	1,194	—	—	1,194
Reclassification of Certain Income Tax Effects from Accumulated Other Comprehensive Loss	—	—	—	14	—	—	14
Other Comprehensive Loss	—	—	—	—	—	(362)	(362)

Balance July 28, 2018	10,136,497	$507	$51,877	$46,761	$(32,960)	$(697)	$65,488
Share-Based Compensation	—	—	510	—	—	—	510
Employee Option Exercises	54,952	3	561	—	—	—	564
Restricted Stock Awards Vested, net	5,306	—	—	—	—	—	—
Cash Dividend—$0.07 per share	—	—	—	(485)	—	—	(485)
Net Income	—	—	—	1,417	—	—	1,417
Other Comprehensive Loss	—	—	—	—	—	(86)	(86)

Balance October 27, 2018	10,196,755	$510	$52,948	$47,693	$(32,960)	$(783)	$67,408

ASTRONOVA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Nine Months Ended
	November 2, 2019	October 27, 2018
Cash Flows from Operating Activities:
Net Income	$3,108	$3,425
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	4,692	4,633
Amortization of Debt Issuance Costs	37	38
Share-Based Compensation	1,576	1,339
Deferred Income Tax Provision	—	(67)
Changes in Assets and Liabilities:
Accounts Receivable	1,296	248
Inventories	(5,412)	(1,140)
Income Taxes	(2,639)	(244)
Accounts Payable and Accrued Expenses	(1,586)	(4,793)
Other	(84)	(916)

Net Cash Provided by Operating Activities	988	2,523
Cash Flows from Investing Activities:
Proceeds from Sales/Maturities of Securities Available for Sale	—	1,511
Honeywell Asset Purchase and License Agreement—TSA Agreement Payment	—	(400)
Additions to Property, Plant and Equipment	(2,422)	(1,902)

Net Cash Used by Investing Activities	(2,422)	(791)
Cash Flows from Financing Activities:
Net Cash Proceeds from Common Shares Issued Under Employee Benefit Plans and Employee Stock Option Plans, Net of Payment of Minimum Tax Withholdings	276	1,041
Borrowings under Revolving Credit Facility	5,000	3,000
Repayment under Revolving Credit Facility	—	(1,500)
Payment of Minimum Guarantee Royalty Obligation	(1,375)	(1,250)
Principal Payments of Long-Term Debt	(3,998)	(4,012)
Dividends Paid	(1,477)	(1,446)

Net Cash Used by Financing Activities	(1,574)	(4,167)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(58)	74

Net Decrease in Cash and Cash Equivalents	(3,066)	(2,361)
Cash and Cash Equivalents, Beginning of Period	7,534	10,177

Cash and Cash Equivalents, End of Period	$4,468	$7,816

Supplemental Disclosures of Cash Flow Information:
Cash Paid During the Period for Interest	$350	$449
Cash Paid During the Period for Income Taxes, Net of Refunds	$2,746	$3,154
Schedule of Non-Cash Financing Activities:
Value of Shares Received in Satisfaction of Option Exercise Price	$11	$366

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

The business consists of two segments, Product Identification (“PI”) and Test & Measurement (“T&M”). The Product Identification segment offers a variety of hardware and software products and associated supplies that allow customers to mark, track and enhance the appearance of their products. PI includes specialty printing systems and supplies sold under the QuickLabel®, TrojanLabel® and GetLabels™ brand names. PI products are used in industrial and commercial product packaging, branding and labeling applications to print custom labels, packaging materials and corresponding visual content to enable our customers to digitally print on-demand in their own facilities. The Test & Measurement segment includes systems sold under the AstroNova® brand name as well as the Company’s line of aerospace flight deck printers. Products sold under the AstroNova brand enable our customers to acquire and record visual and electronic signal data from local and networked data streams and sensors. The recorded data is processed and analyzed and then stored and presented in various visual output formats. In the aerospace market, the Company has a long history of using its data visualization technologies to provide networking systems and high-resolution light-weight flight deck and cabin printers.

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

Recent Accounting Standards Not Yet Adopted

Internal-Use Software

In August 2018, the FASB issued Accounting Standards Update (“ASU’) 2018-15, “Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract.” ASU 2018-15 reduces complexity for the accounting for costs of implementing a cloud computing service arrangement and aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal use software license). This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019 (Q1 fiscal 2021 for AstroNova), with early adoption permitted. Implementation should be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. The Company is currently evaluating the impact this new guidance will have on its consolidated financial statements.

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

No other new accounting pronouncements, issued or effective during the nine months of the current year, have had or are expected to have a material impact on our consolidated financial statements.

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

Revenues disaggregated by primary geographic markets and major product types are as follows:

Primary geographical markets:

	Three Months Ended		Nine Months Ended
(In thousands)	November 2, 2019	October 27, 2018	November 2, 2019	October 27, 2018
United States	$21,831	$21,542	$64,471	$60,752
Europe	7,059	7,573	22,408	23,292
Asia	1,396	1,560	7,063	4,653
Canada	1,441	1,860	4,346	5,836
Central and South America	1,019	921	3,232	3,078
Other	572	740	1,447	1,879

Total Revenue	$33,318	$34,196	$102,967	$99,490

Major product types:

	Three Months Ended		Nine Months Ended
(In thousands)	November 2, 2019	October 27, 2018	November 2, 2019	October 27, 2018
Hardware	$12,160	$13,096	$37,514	$37,989
Supplies	17,655	18,107	55,463	52,690
Service and Other	3,503	2,993	9,990	8,811

Total Revenue	$33,318	$34,196	$1 02,967	$99,490

Contract Assets and Liabilities

We normally do not have contract assets, which are primarily unbilled accounts receivable that are conditional on something other than the passage of time. Our contract liabilities, which represent billings in excess of revenue recognized, are related to advanced billings for purchased service agreements and extended warranties and were $387,000 and $373,000 at November 2, 2019 and January 31, 2019, respectively, and are recorded as deferred revenue in the condensed consolidated balance sheet. The Company recognized $279,000 of revenue during the nine month period ended November 2, 2019, related to the deferred revenue balance at January 31, 2019.

Contract Costs

We recognize an asset for the incremental costs of obtaining a contract with a customer if we expect the benefit of those costs to be longer than one year. We have determined that certain costs related to obtaining sales contracts for our aerospace printer products meet the requirement to be capitalized. These costs are deferred and amortized based on the forecasted number of units sold over the estimated benefit term, which was estimated to be approximately 10 years. The balance of these contract assets at January 31, 2019 was $903,000. During the third quarter of the current year the Company recognized additional direct costs of $121,000. The Company amortized $82,000 of direct costs for the nine months ended November 2, 2019 and the balance of deferred incremental direct costs net of accumulated amortization at November 2, 2019 was $942,000, of which $117,000 is reported in other current assets and $825,000 is reported in other assets in the accompanying condensed consolidated balance sheet. The remaining contract costs are expected to be amortized over the estimated remaining period of benefit, which we currently estimate to be approximately seven years.

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

	Three Months Ended		Nine Months Ended
	November 2, 2019	October 27, 2018	November 2, 2019	October 27, 2018
Weighted Average Common Shares Outstanding – Basic	7,046,803	6,924,554	7,012,595	6,858,365
Effect of Dilutive Options, Restricted Stock Awards and Restricted Stock Units	151,795	242,074	259,840	197,760

Weighted Average Common Shares Outstanding – Diluted	7,198,598	7,166,628	7,272,435	7,056,125

For the three and nine months ended November 2, 2019, the diluted per share amounts do not reflect common equivalent shares outstanding of 238,477 and 206,592, respectively. For the three and nine months ended October 27, 2018, the diluted per share amounts do not reflect common equivalent shares outstanding of 228,600 and 333,175, respectively. These outstanding common equivalent shares were not included due to their anti-dilutive effect.

Note 5 – Intangible Assets

Intangible assets are as follows:

	November 2, 2019				January 31, 2019
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Currency Translation Adjustment	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Currency Translation Adjustment	Net Carrying Amount
Miltope:
Customer Contract Relationships	$3,100	$(1,947)	$—	$1,153	$3,100	$(1,723)	$—	$1,377
RITEC:
Customer Contract Relationships	2,830	(988)	—	1,842	2,830	(725)	—	2,105
Non-Competition Agreement	950	(823)	—	127	950	(681)	—	269
TrojanLabel:
Existing Technology	2,327	(968)	92	1,451	2,327	(711)	140	1,756
Distributor Relations	937	(273)	34	698	937	(200)	56	793
Honeywell:
Customer Contract Relationships	27,243	(6,060)	—	21,183	27,243	(3,869)	—	23,374

Intangible Assets, net	$37,387	$(11,059)	$126	$26,454	$37,387	$(7,909)	$196	$29,674

There were no impairments to intangible assets during the periods ended November 2, 2019 and October 27, 2018. With respect to the acquired intangibles included in the table above, amortization expense of $1.1 million and $1.0 million has been included in the condensed consolidated statements of income for the three months ended November 2, 2019 and October 27, 2018, respectively. Amortization expense of $3.2 million and $3.1 million related to the above acquired intangibles has been included in the condensed consolidated statement of income for the nine months ended November 2, 2019 and October 27, 2018, respectively.

Estimated amortization expense for the next five fiscal years is as follows:

(In thousands)	Remaining 2020	2021	2022	2023	2024
Estimated amortization expense	$1,050	$4,071	$3,983	$3,978	$3,975

Note 6 – Inventories

Inventories are stated at the lower of cost (first-in, first-out) and net realizable value and include material, labor and manufacturing overhead. The components of inventories are as follows:

(In thousands)	November 2, 2019	January 31, 2019
Materials and Supplies	$21,116	$17,517
Work-In-Process	1,586	1,633
Finished Goods	18,170	15,688

	40,872	34,838
Inventory Reserve	(5,278)	(4,677)

	$35,594	$30,161

Note 7 – Revolving Line of Credit

The Company has a revolving line of credit under its existing Credit Agreement with Bank of America. Revolving credit loans may be borrowed, at the Company’s option, in U.S. Dollars or, subject to certain conditions, Euros, British Pounds, Canadian Dollars or Danish Kroner. Amounts borrowed under the revolving credit facility bear interest at a rate per annum equal to, at the Company’s option, either (a) the LIBOR rate (or, in the case of revolving credit loans denominated in a currency other than U.S. Dollars, the applicable quoted rate), plus a margin that varies within a range of 1.0% to 1.5% based on the Company’s consolidated leverage ratio, or (b) a fluctuating reference rate equal to the highest of (i) the federal funds’ rate plus 0.50%, (ii) Bank of America’s publicly announced prime rate or (iii) the LIBOR rate plus 1.00%, plus a margin that varies within a range of 0.0% to 0.5% based on the Company’s consolidated leverage ratio.

At November 2, 2019, $6.5 million has been drawn on the revolving line of credit. The outstanding balance bears interest at a weighted average annual rate of 5.26% and $93,000 and $39,000 of interest has been incurred on this obligation and included in other expense in the accompanying condensed consolidated income statement for the nine month periods ended November 2, 2019 and October 27, 2018, respectively. At November 2, 2019, there was $3.5 million available for borrowing under the revolving credit facility.

Following the completion of the third quarter of fiscal 2020, the Company entered into a Fourth Amendment to the Credit Agreement to, among other things, temporarily increase the revolving line of credit from $10.0 million to $17.5 million and modify certain of the financial covenants with which the Company must comply thereunder. For additional information on the amendment and the resulting changes to the terms of the agreement, see Note 17 – Subsequent Events.

The Company is required to pay a commitment fee on the undrawn portion of the revolving credit facility at the rate of 0.25% per annum.

Note 8 – Debt

Long-term debt in the accompanying condensed consolidated balance sheets is as follows:

(In thousands)	November 2, 2019	January 31, 2019
USD Term Loan (3.30% as of November 2, 2019 and 4.02% as of January 31, 2019); maturity date of November 20, 2022	$9,000	$11,250
USD Term Loan (3.30% as of November 2, 2019 and 4.02% as of January 31, 2019); maturity date of January 31, 2022	5,244	6,992

	$14,244	$18,242
Debt Issuance Costs, net of accumulated amortization	(124)	(164)
Current Portion of Term Loans	(5,116)	(5,208)

Long-Term Debt	$9,004	$12,870

The schedule of required principal payments remaining during the next five years on long-term debt outstanding as of November 2, 2019 is as follows:

(In thousands)
Fiscal 2020, remainder	$1,210
Fiscal 2021	5,208
Fiscal 2022	5,576
Fiscal 2023	2,250
Fiscal 2024	—

$14,244

Following the completion of the third quarter of fiscal 2020, the Company entered into a Fourth Amendment to its Credit Agreement with Bank of America governing the Company’s long-term debt. Refer to Note 17 – Subsequent Events for additional information on the Fourth Amendment and the resulting changes to the terms of the Credit Agreement.

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

The following table summarizes the notional amount and fair value of the Company’s derivative instrument:

Cash Flow Hedges	November 2, 2019			January 31, 2019
(In thousands)		Fair Value Derivatives			Fair Value Derivatives
	Notional Amount	Asset	Liability	Notional Amount	Asset	Liability
Cross-currency Interest Rate Swap	$4,949	$—	$329	$6,329	$—	$600
Interest Rate Swap	$9,000	$—	$88	$11,250	$85	$—

The following table presents the impact of the Company’s derivative instruments in our condensed consolidated financial statements for the three and nine months ended November 2, 2019 and October 27, 2018:

	Three Months Ended
	Amount of Gain (Loss) Recognized in OCI on Derivative		Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Expense)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Expense)
Cash Flow Hedge (In thousands)	November 2, 2019	October 27, 2018		November 2, 2019	October 27, 2018
Swap Contracts	$80	$283	Other Income (Expense)	$(3)	$192

	Nine Months Ended
	Amount of Gain (Loss) Recognized in OCI on Derivative		Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Expense)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Expense)
Cash Flow Hedge (In thousands)	November 2, 2019	October 27, 2018		November 2, 2019	October 27, 2018
Swap Contracts	$82	$981	Other Income (Expense)	$259	$775

At November 2, 2019, the Company expects to reclassify approximately $0.2 million of net gains on the swap contracts from accumulated other comprehensive loss to earnings during the next 12 months due to changes in foreign exchange rates and the payment of variable interest associated with the floating-rate debt.

Note 10 – Royalty Obligation

In fiscal 2018, AstroNova, Inc. entered into an Asset Purchase and License Agreement (the “Honeywell Agreement”) with Honeywell International, Inc. (“Honeywell”) to acquire an exclusive, perpetual, world-wide license to manufacture Honeywell’s narrow-format flight deck printers for two aircraft families along with certain inventory used in the manufacturing of the licensed printers. The purchase price included a guaranteed minimum royalty payment of $15.0 million, to be paid over ten years. Royalty payments are based on gross revenues from the sales of the printers, paper and repair services of the licensed products. The royalty rates vary based on the year in which they are paid or earned and product sold or service provided, and range from single-digit to mid double-digit percentages of gross revenue.

The guaranteed minimum royalty payment obligation was recorded at the present value of the minimum annual royalty payments using a present value factor of 2.8%, which is based on the estimated after-tax cost of debt for similar companies. As of November 2, 2019, the Company had paid an aggregate of $3.0 million of the guaranteed minimum royalty obligation. At November 2, 2019, the current portion of the outstanding guaranteed minimum royalty obligation of $2.0 million is to be paid over the next twelve months and is reported as a current liability and the remainder of $8.5 million is reported as a long-term liability on the Company’s condensed consolidated balance sheet. In addition to the guaranteed minimum royalty payments, the Company also incurred excess royalty expense of $0.1 million and $0.8 million, respectively, for the three and nine month periods ended November 2, 2019 and $0.7 million and $2.0 million, respectively, for the three and nine month periods ended October 27, 2018 which is included in cost of revenue in the Company’s condensed consolidated statements of income. A total of $0.4 million of excess royalty is payable and reported as a current liability on the Company’s condensed consolidated balance sheet at November 2, 2019.

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

The Company enters into lease contracts for certain of its facilities at various locations worldwide. At inception of a contract, the Company determines whether the contract is or contains a lease. If the Company has a right to obtain substantially all of the economic benefits from the use of the identified asset and the right to direct the use of the asset, then the contract contains a lease. Several of the Company’s lease contracts include options to extend the lease term and the Company includes the renewal options for these leases in the determination of the ROU asset and lease liability when the likelihood of renewal is determined to be reasonably certain.

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

Disclosure

Our leases have remaining lease terms of 1 to 12 years, some of which include options to extend the lease term for periods up to five years when it is reasonably certain the Company will exercise such options.

The company leases office space from an affiliate. This lease is classified as an operating lease with annual rental payments of approximately $64,000 and $66,000 in fiscal 2020 and 2021, respectively.

Balance sheet and other information related to our leases is as follows:

Operating Leases (In thousands)	Balance Sheet Classification	November 2, 2019
Lease Assets	Right of Use Assets	$1,767
Lease Liabilities – Current	Other Liabilities and Accrued Expenses	429
Lease Liabilities – Long Term	Lease Liabilities	1,350

Lease cost information is as follows:

		Three Months Ended	Nine Months Ended
Operating Leases (In thousands)	Statement of Income Classification	November 2, 2019	November 2, 2019
Operating Lease Costs	General and Administrative Expense	$119	$329

Maturities of operating lease liabilities are as follows:

(In thousands)	November 2, 2019
2020	$94
2021	420
2022	354
2023	302
2024	275
Thereafter	564

Total Lease Payments	2,009
Less: Imputed Interest	(230)

Total Lease Liabilities	$1,779

As of November 2, 2019, the weighted-average remaining lease term and weighted-average discount rate for our operating leases are 5.7 years and 3.98%, respectively. We calculated the weighted-average discount rate using incremental borrowing rates, which equal the rates of interest that we would pay to borrow funds on a fully collateralized basis over a similar term.

Supplemental cash flow information related to leases is as follows:

	Three Months Ended	Nine Months Ended
(In thousands)	November 2, 2019	November 2, 2019
Cash paid for amounts included in the measurement of lease liabilities:	$108	$306

As previously disclosed in our fiscal year 2019 Annual Report on Form 10-K and under the previous lease accounting standard, future minimum operating lease commitments that had initial or remaining non-cancelable lease terms in excess of one year at January 31, 2019 were as follows:

(In thousands)
2020	$574
2021	520
2022	387
2023	294
2024	273
Thereafter	568

$ 2,616

Note 12 – Accumulated Other Comprehensive Loss

The changes in the balance of accumulated other comprehensive loss (“AOCL”) by component are as follows:

(In thousands)	Foreign Currency Translation Adjustments	Cash Flow Hedges	Total
Balance at January 31, 2019	$(852)	$34	$(818)
Other Comprehensive Loss before reclassification	(166)	62	(104)
Amounts reclassified from AOCL to Earnings	0	(201)	(201)

Other Comprehensive Loss	(166)	(139)	(305)

Balance at November 2, 2019	$(1,018)	$(105)	$(1,123)

The amounts presented above in other comprehensive loss are net of taxes except for translation adjustments associated with our German and Danish subsidiaries.

Note 13 – Share-Based Compensation

We have one equity incentive plan from which we are authorized to grant equity awards, the AstroNova, Inc. 2018 Equity Incentive Plan (the “2018 Plan”). The 2018 Plan provides for, among other things, the issuance of awards, including incentive stock options, non-qualified stock options, stock appreciation rights, time or performance-based restricted stock units (PSUs), restricted stock units (RSUs) and restricted stock awards (RSAs). At our annual meeting of shareholders held on June 4, 2019, the 2018 Plan was amended to increase the number of shares of the Company’s common stock available for issuance by 300,000, bringing the total number of shares available for issuance under the 2018 Plan from 650,000 to 950,000, plus an additional number of shares equal to the number of shares subject to awards granted under previous equity incentive plans that are forfeited, cancelled, satisfied without the issuance of stock, otherwise terminated (other than by exercise), or, for shares of stock issued pursuant to any unvested award, reacquired by the Company at not more than the grantee’s purchase price (other than by exercise). Under the 2018 Plan, all awards to employees generally have a minimum vesting period of one year. Options granted under the 2018 Plan must be issued at an exercise price of not less than the fair market value of the Company’s common stock on the date of grant and expire after ten years. As of November 2, 2019, 161,375 unvested shares of restricted stock and options to purchase an aggregate of 146,000 shares were outstanding under the 2018 Plan.

In addition to the 2018 Plan, we previously granted equity awards under our 2015 Equity Incentive Plan (the “2015 Plan”) and our 2007 Equity Incentive Plan (the “2007 Plan”). Both the 2007 Plan and the 2015 Plan have expired and no new awards may be issued under either, but outstanding awards will continue to be governed by those plans. As of November 2, 2019, 1,007 unvested shares of restricted stock and options to purchase an aggregate of 376,645 shares were outstanding under the 2007 Plan and 27,527 unvested shares of restricted stock and options to purchase an aggregate of 184,650 shares were outstanding under the 2015 Plan.

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

In March 2019, the Company granted 47,474 RSUs and 50,148 PSUs to certain key employees.

Share-based compensation expense was recognized as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	November 2, 2019	October 27, 2018	November 2, 2019	October 27, 2018
Stock Options	$148	$215	$487	$571
Restricted Stock Awards and Restricted Stock Units	371	290	1,074	757
Employee Stock Purchase Plan	6	5	15	11

Total	$525	$510	$1,576	$1,339

Stock Options

There were no stock options granted during the nine months ended November 2, 2019. The fair value of stock options granted during the nine months ended October 27, 2018 were estimated using the following assumptions:

Nine Months Ended
October 27, 2018
Risk Free Interest Rate	2.6%
Expected Volatility	39.3%
Expected Life (in years)	9.0
Dividend Yield	1.5%

There were no stock options granted during the three month period ended October 27, 2018. The weighted average fair value per share for stock options granted was $7.41 during the nine month period ended October 27, 2018.

Aggregated information regarding stock option activity for the nine months ended November 2, 2019 is summarized below:

	Number of Options	Weighted Average Exercise Price
Outstanding at January 31, 2019	771,145	$14.30
Granted	—	—
Exercised	(55,175)	11.68
Forfeited	(8,275)	16.72
Canceled	(400)	6.22

Outstanding at November 2, 2019	707,295	$14.48

Set forth below is a summary of options outstanding at November 2, 2019:

Outstanding				Exercisable
Range of Exercise prices	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Number of Shares	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Life
$5.00-10.00	55,881	$7.97	2.4	55,881	$7.97	2.4
$10.01-15.00	414,814	$13.62	6.1	326,794	$13.64	5.6
$15.01-20.00	236,600	$17.53	8.1	112,795	$17.08	7.8

	707,295	$14.48	6.5	495,470	$13.78	5.8

As of November 2, 2019, there was approximately $0.9 million of unrecognized compensation expense related to stock options which is expected to be recognized over a weighted average period of approximately 1.7 years.

Restricted Stock Units (“RSUs”), Performance Based Restricted Stock Units (“PSUs”) and Restricted Stock Awards (“RSAs”)

Aggregated information regarding RSU, PSU and RSA activity for the nine months ended November 2, 2019 is summarized below:

	RSUs, PSUs & RSAs	Weighted Average Grant Date Fair Value
Outstanding at January 31, 2019	133,667	$13.99
Granted	113,522	20.16
Vested	(55,180)	16.62
Forfeited	(2,100)	19.45

Outstanding at November 2, 2019	189,909	$16.85

As of November 2, 2019, there was approximately $2.5 million of unrecognized compensation expense related to RSUs and RSAs which is expected to be recognized over a weighted average period of 0.9 years.

Employee Stock Purchase Plan

AstroNova has an Employee Stock Purchase Plan allowing eligible employees to purchase shares of common stock at a 15% discount from fair value on the first or last day of an offering period, whichever is less. A total of 247,500 shares were reserved for issuance under this plan. During the nine months ended November 2, 2019 and October 27 2018, there were 5,441 and 3,912 shares, respectively, purchased under this plan. As of November 2, 2019, 28,412 shares remain available.

Note 14 – Income Taxes

The Company’s effective tax rates for the period are as follows:

	Three Months Ended	Nine Months Ended
Fiscal 2020	(118.2)%	5.5%
Fiscal 2019	22.3%	23.4%

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

During the three months ended November 2, 2019, the Company recognized an income tax benefit of approximately $247,000. The effective tax rate in this period was directly impacted by 1) a reduction in forecasted operating results for our fiscal 2020 as compared to operating results forecasted at the end of our second quarter of fiscal 2020, 2) a $306,000 tax benefit related to the reversal of previously uncertain tax positions due to the finalization of an IRS audit and 3) an $18,000 tax benefit arising from windfall tax benefits related to the Company’s stock. During the three months ended October 27, 2018, the Company recognized an income tax expense of approximately $407,000. The effective tax rate in this period was directly impacted by a $98,000 benefit arising from windfall tax benefits related to the Company’s stock.

During the nine months ended November 2, 2019, the Company recognized an income tax expense of approximately $182,000. The effective tax rate in this period was directly impacted by 1) a $359,000 tax benefit related to the reversal of previously uncertain tax positions due to the finalization of an IRS audit and the expiration of the statute of limitations on previously uncertain tax positions and 2) a $251,000 tax benefit arising from windfall tax benefits related to the Company’s stock. During the nine months ended October 27, 2018, the Company recognized an income tax expense of approximately $1,046,000. The effective tax rate in this period was directly impacted by a $210,000 benefit arising from windfall tax benefits related to the Company’s stock and a $78,000 tax benefit related to the expiration of the statute of limitations on a previously uncertain tax position.

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

Unrecognized tax benefits represent the difference between tax positions taken or expected to be taken in a tax return and the benefits recognized for financial reporting purposes. As of November 2, 2019, the Company’s cumulative unrecognized tax benefits totaled $360,000 compared to $618,000 as of January 31, 2019. Besides the expiration of the statute of limitations on a previously uncertain tax position and finalization of an IRS audit, there were no other developments affecting unrecognized tax benefits during the quarter ended November 2, 2019.

Note 15 – Segment Information

AstroNova reports two segments: Product Identification and Test & Measurement. The Company evaluates segment performance based on the segment profit before corporate expenses.

Summarized below are the Revenue and Segment Operating Profit for each reporting segment:

	Three Months Ended				Nine Months Ended
	Revenue		Segment Operating Profit		Revenue		Segment Operating Profit
(In thousands)	November 2, 2019	October 27, 2018	November 2, 2019	October 27, 2018	November 2, 2019	October 27, 2018	November 2, 2019	October 27, 2018
Product Identification	$21,749	$21,684	$1,880	$2,014	$67,484	$63,407	$6,990	$5,833
T&M	11,569	12,512	1,397	3,184	35,483	36,083	5,533	8,256

Total	$33,318	$34,196	3,277	5,198	$102,967	$99,490	12,523	14,089

Corporate Expenses			2,830	2,836			8,445	8,298

Operating Income			447	2,362			4,078	5,791
Other Expense, Net			(238)	(538)			(788)	(1,320)

Income Before Income Taxes			209	1,824			3,290	4,471
Income Tax (Benefit) Provision			(247)	407			182	1,046

Net Income			$456	$1,417			$3,108	$3,425

Note 16 – Fair Value

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The following tables provide a summary of the financial assets and liabilities that are measured at fair value as of November 2, 2019 and January 31, 2019:

Assets measured at fair value:	Fair value measurement at November 2, 2019				Fair value measurement at January 31, 2019
(In thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Interest Rate Swap Contract (included in Other Assets)	$—	$—	$—	$—	$—	$85	$—	$85

Total Assets	$—	$—	$—	$—	$—	$85	$—	$85

Liabilities measured at fair value:	Fair value measurement at November 2, 2019				Fair value measurement at January 31, 2019
(In thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cross-Currency Interest Rate Swap Contract (included in Other Long-Term Liabilities)	$—	$329	$—	$329	$—	$600	$—	$600
Interest Rate Swap Contract (included in Other Long-Term Liabilities)	—	88	—	88	—	—	—	—
Earnout Liability (included in Other Long-Term Liabilities)	—	—	14	14	—	—	14	14

Total Liabilities	$—	$417	$14	$431	$—	$600	$14	$614

We use the market approach to measure fair value of our derivative instruments. Derivative instruments were measured at fair value using readily observable market inputs, such as quotations on interest rates and foreign exchange rates, and are classified as Level 2 because they are over-the-counter contracts with a bank counterparty that are not traded in an active market.

The fair value of the earnout liability incurred in connection with the Company’s acquisition of TrojanLabel was determined using the option approach methodology, which includes using significant inputs that are not observable in the market and therefore classified as Level 3. Key assumptions in estimating the fair value of the contingent consideration liability included (1) the estimated earnout targets over the next seven years, (2) the probability of success (achievement of the various contingent events) and (3) a risk-adjusted discount rate used to adjust the probability-weighted earnout payments to their present value. At each reporting period, the contingent consideration liability is recorded at its fair value with changes reflected in general and administrative expense in the condensed consolidated statements of operations. There was no change in the fair value of the earnout liability for the nine months ended November 2, 2019.

Assets and Liabilities Not Recorded at Fair Value

The Company’s long-term debt, including the current portion of long-term debt not reflected in the financial statements at fair value, is reflected in the table below:

	November 2, 2019
	Fair Value Measurement				Carrying Value
(In thousands)	Level 1	Level 2	Level 3	Total
Long-Term Debt and related current maturities	$—	$—	$14,545	$14,545	$14,244

	January 31, 2019
	Fair Value Measurement				Carrying Value
(In thousands)	Level 1	Level 2	Level 3	Total
Long-Term Debt and related current maturities	$—	$—	$18,857	$18,857	$18,242

The fair value of the Company’s long-term debt, including the current portion, is estimated by discounting the future cash flows using current interest rates at which similar loans with the same maturities would be made to borrowers with similar credit ratings and is classified as Level 3.

Note 17 – Subsequent Event

On December 9, 2019, the Company and its wholly owned Danish subsidiaries, ANI ApS and TrojanLabel ApS (the “Parties”), entered into a Fourth Amendment (the “Fourth Amendment”) to the Credit Agreement dated as of February 28, 2017 between the Parties and Bank of America, N.A. (as previously amended, the “Credit Agreement”). The Fourth Amendment amends the Credit Agreement to, among other things, (i) increase the aggregate amount available for borrowings under the revolving line of credit prior to November 1, 2020 from $10.0 million to $17.5 million and (ii) modify the financial covenants with which the Company must comply thereunder by excluding certain capital expenditures from the calculation of the Company’s consolidated fixed charge coverage ratio, providing that the minimum consolidated fixed charge coverage ratio covenant will be suspended through the second quarter of fiscal 2021, and adding a minimum consolidated EBITDA covenant commencing with the fourth quarter of fiscal 2020 and continuing through the second quarter of fiscal 2021.

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

AstroNova is a multi-national enterprise that leverages its proprietary data visualization technologies to design, develop, manufacture, distribute and service a broad range of products that acquire, store, analyze and present data in multiple formats. The Company organizes its structure around a core set of competencies, including research and development, manufacturing, service, marketing and distribution. It markets and sells its products and services through the following two segments:

•

Product Identification (“PI”) – offers digital label printers, over-printers, labeling software, spare parts, service contracts and related printing supplies such as pressure sensitive labels, tags, inks, toners and thermal transfer ribbons used in those product identification digital printers.

•

Test and Measurement (“T&M”) – offers a suite of products and services that acquire data from local and networked data streams and sensors as well as wired and wireless networks. The recorded data is processed and analyzed and then stored and presented in various visual output formats. The T&M segment also includes a line of aerospace printers that are used to print hard copies of data required for the safe and efficient operation of aircraft, including navigation maps, arrival and departure procedures, flight itineraries, weather maps, performance data, passenger data, and various air traffic control data. Aerospace products also include Ethernet switches, which are used in military aircraft and military vehicles to connect multiple computers or Ethernet devices.

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

Results of Operations

Three Months Ended November 2, 2019 vs. Three Months Ended October 27, 2018

Revenue by segment and current quarter percentage change over the prior year for the three months ended November 2, 2019 and October 27, 2018 were:

(Dollars in thousands)	November 2, 2019	As a % of Revenue	October 27, 2018	As a % of Revenue	% Change Over Prior Year
Product Identification	$21,749	65.3%	$21,684	63.4%	0.3%
T&M	11,569	34.7%	12,512	36.6%	(7.5)%

Total	$33,318	100.0%	$34,196	100.0%	(2.6)%

Revenue for the third quarter of the current year was $33.3 million, representing a decrease compared to the previous year third quarter revenue of $34.2 million. Revenue through domestic channels for the third quarter of the current year was $21.8 million, an increase of 1.3% over the prior year’s third quarter. International revenue for the third quarter of the current year was $11.5 million, representing 34.5% of AstroNova’s third quarter revenue and reflects a 9.2% decrease over the previous year third quarter primarily as a result of weaker demand from a few customers in Asia in the Product Identification segment and a global slowdown in demand for certain aircraft models in the T&M segment. Current year third quarter international revenue includes an unfavorable foreign exchange rate impact of $0.3 million.

Hardware revenue in the current quarter was $12.2 million, a 7.1% decrease compared to the prior year’s third quarter revenue of $13.1 million. The current quarter decrease in hardware revenue is primarily due to the decline in aerospace printer sales related to the Honeywell product lines within the T&M segment. This decline is a result of the ripple effects of the Boeing 737 Max grounding, due in part to reductions in new aircraft shipments, as well as the delay of retrofit printer upgrade orders for earlier 737 models so that those planes could remain in service. The decline of aerospace printer hardware sales in the T&M segment was partly offset by an increase in sales of data acquisition recorders and increased sales for the ToughSwitch product line. The current quarter overall decline in hardware sales was also tempered by an increase in PI segment hardware sales as the product launch of the new QL -300 provided a significant contribution to third quarter revenue, as did sales of TrojanLabel printers, which experienced continued growth during the current quarter.

Supplies revenue in the current quarter was $17.7 million, a 2.5% decrease over prior year’s third quarter supplies revenue of $18.1 million. The decrease in the current quarter supplies revenue as compared to the third quarter of the prior year is primarily attributable to a decrease in revenue of QuickLabel product supplies in the Product Identification segment. The decrease in supplies revenue for the current quarter was slightly offset by an increase in TrojanLabel product supplies revenue within the Product Identification segment.

Service and other revenue was $3.5 million in the current quarter, a 17.0% increase over the prior year revenue of $3.0 million. The current quarter increase is primarily due to an increase in parts and repair revenue related to the AstroNova aerospace printer product lines in the T&M segment.

Current year third quarter gross profit was $12.3 million, an 11.6% decrease compared to prior year third quarter gross profit of $13.9 million. The Company’s current quarter gross profit margin of 36.9% reflects a 380 basis point decline from the prior year’s third quarter gross profit margin of 40.7%. The lower gross profit and related profit margin for the current quarter compared to the prior year’s third quarter is primarily attributable to decreased revenue and unfavorable product mix in both the PI and T&M segments.

Operating expenses for the current quarter were $11.9 million, a 2.6% increase compared to the prior year third quarter operating expenses of $11.5 million. Specifically, current quarter selling and marketing expenses were $6.9 million, a 5.4% increase compared to $6.6 million in the third quarter of the prior year, as the increases in wages, travel, entertainment and trade show expenditures were offset by a decline in employee benefits for the current year. Both general and administrative expenses of $2.8 million and research and development (“R&D”) expenses of $2.1 million remained unchanged from the third quarter of the prior year. R&D spending as a percentage of revenue for the current quarter of 6.2% remained consistent with the same period of the prior year.

Other expense in the third quarter of fiscal 2020 was $0.2 million compared to $0.5 million in the third quarter of the prior year. Current quarter other expense primarily includes interest expense on the Company’s debt and revolving line of credit of $0.2 million. Other expense for the third quarter of fiscal 2019 consisted primarily of interest expense on debt of $0.2 million and net foreign exchange loss of $0.3 million.

The benefit for federal, state and foreign income taxes for the third quarter of the current year is $0.2 million, resulting in an effective tax rate of negative 118.2%. This rate was impacted by a reduction in internally forecasted operating results for our fiscal 2020 as compared to operating results at the end of the second quarter of fiscal 2020, a $0.3 million tax benefit related to the reversal of previously uncertain tax positions due to the finalization of an IRS audit and an $18,000 tax benefit arising from windfall tax benefits related to the Company’s stock. This compares to the prior year’s third quarter tax provision of $0.4 million, which reflected a benefit of $0.1 million related to windfall tax benefits related to the Company’s stock and an effective tax rate of 22.3%.

The Company reported net income of $0.5 million or $0.06 per diluted share for the third quarter of the current year. On a comparable basis, net income for the prior year’s third quarter was $1.4 million or $0.20 per diluted share. Return on revenue was 1.4% for the third quarter of fiscal 2020 compared to 4.1% for the third quarter of fiscal 2019.

Nine Months Ended November 2, 2019 vs. Nine Months Ended October 27, 2018

Revenue by product group and current period percentage change over the prior year for the nine months ended November 2, 2019 and October 27, 2018 were:

(Dollars in thousands)	November 2, 2019	As a % of Revenue	October 27, 2018	As a % of Revenue	% Change Over Prior Year
Product Identification	$67,484	65.5%	$63,407	63.7%	6.4%
T&M	35,483	34.5%	36,083	36.3%	(1.7)%

Total	$102,967	100.0%	$99,490	100.0%	3.5%

Revenue for the first nine months of the current year was $103.0 million, representing a 3.5% increase compared to the previous year’s first nine months of revenue of $99.5 million. Revenue through domestic channels for the first nine months of the current year was $64.5 million, an increase of 6.1% from prior year domestic revenue of $60.8 million. International revenue for the first nine months of the current year was $38.5 million, a slight decrease from the previous year international revenue of $38.7 million. The current year’s first nine months of international revenue reflected an unfavorable foreign exchange rate impact of $1.2 million.

Hardware revenue in the first nine months of the current year was $37.5 million, a 1.3% decrease compared to the prior year’s first nine months of revenue of $38.0 million. The decrease in hardware sales is primarily related to the decline in the aerospace printer product line related to the Honeywell Agreement in the T&M segment. This decline is a result of the ripple effects of the Boeing 737 Max grounding, due in part to reductions in new aircraft shipments, as well as lower retrofit printer upgrade orders for older 737 models so that those planes could remain in service. This decline of hardware sales in the T&M segment was slightly offset by an increase in sales of data acquisition recorders and other aerospace printers. The overall decline in hardware revenue for the current year was also tempered by an increase in PI segment hardware sales, as the product launch of the new QL -300 provided a significant contribution to current year revenue as did sales of the TrojanLabel printers which also experienced continued growth during the current year.

Supplies revenue in the first nine months of the current year was $55.5 million, representing a 5.3% increase over the prior year’s first nine months revenue of $52.7 million. The current year increase in supplies revenue is due primarily to the increase in inkjet printer supplies and label sales, tempered by lower thermal film and electrophotographic supplies revenue in the Product Identification segment.

Service and other revenues were $10.0 million in the first nine months of the current year, a 13.4% increase compared to the prior year’s first nine months service and other revenues of $8.8 million. The current year increase is primarily due to an increase in repairs and parts revenues in the AstroNova aerospace product line and an increase in customer demand for parts in the data recorder product line. Also contributing to the current year increase were sales of parts in the Product Identification segment as a result of the increase in the installed base of printers currently in the field. Current year first nine months gross profit was $38.5 million, a 2.3% decrease from prior year’s first nine months gross profit of $39.4 million. The Company’s gross profit margin of 37.4% in the current year reflects a decrease from the prior year’s first nine months gross profit margin of 39.6%. The lower gross profit margin for the current year compared to the prior year is primarily due to higher period costs and adverse product mix.

Operating expenses for the first nine months of the current fiscal year were $34.4 million, a 2.4% increase compared to the prior year’s first nine months operating expenses of $33.6 million. Selling and marketing expenses for the current year of $20.1 million increased 3.3% compared to the previous year’s first nine months due primarily to an increase in wages, outside services, and travel expenses which were slightly offset by lower commissions and benefits. General and Administrative (“G&A”) expenses for the first nine months of the current year were $8.4 million, a 1.8% increase compared to the prior year’s first nine months G&A expenses of $8.3 million. The increase in G&A expenses in the current year was primarily due to an increase in outside service fees and corporate related expenditures, partially offset by a decrease in employee benefits. R&D spending in the first nine months of the current year was $5.9 million, a slight increase compared to the prior year’s first nine months spending of $5.8 million. Current year spending on R&D represents 5.7% of revenue compared to the prior year’s first nine months level of 5.9%.

Other expense during the first nine months of the current year was $0.8 million compared to $1.3 million in the first nine months of the previous year. Current year other expense includes interest expense of $0.6 million on the Company’s debt and revolving credit line and $0.3 million of net foreign exchange loss which was partially offset by investment and other income of $0.1 million. Other expense during the first nine months of fiscal 2019 includes interest expense on debt of $0.6 million and net foreign exchange loss of $0.8 million which was partially offset by investment and other income of $0.1 million

The Company recognized $0.2 million of income tax expense for the first nine months of the current fiscal year, which includes a $0.4 million tax benefit related to the reversal of previously uncertain tax positions due to the finalization of an IRS audit and the expiration of statute of limitations on previously uncertain tax positions and a $0.3 million tax benefit arising from windfall tax benefits related to the Company’s stock which resulted in a 5.5% effective tax rate. The Company recognized $1.0 million of income tax expense for the first nine months of the prior fiscal year. The 23.4% effective tax rate in that period was directly impacted by a $0.2 million tax benefit arising from windfall tax benefits related to the Company’s stock and a $0.1 million tax benefit related to the expiration of the statute of limitations on a previously uncertain tax position.

The Company reported net income of $3.1 million, or $0.43 per diluted share, for the first nine months of the current year. On a comparable basis, net income for the first nine months of the prior year was $3.4 million, or $0.49 per diluted share, which included $0.8 million of after-tax income, or $0.12 per diluted share, as a result of a change in accounting estimates in the prior year’s first quarter for product cost and operating expenses related to a transition services agreement entered into with Honeywell in connection with the Honeywell Agreement. In addition, during the first quarter of fiscal 2019, a change in accounting estimate for revenue subject to customer rebates under the Honeywell Agreement increased net income by $0.3 million or $0.05 per diluted share. Return on revenue was 3.0% for the first nine months of fiscal 2020 compared to 3.4% for the first nine months of fiscal 2019.

Segment Analysis

The Company reports two segments: Product Identification and Test & Measurement and evaluates segment performance based on the segment profit before corporate and financial administration expenses. Summarized below are the Revenue and Segment Operating Profit for each reporting segment:

	Three Months Ended				Nine Months Ended
	Revenue		Segment Operating Profit		Revenue		Segment Operating Profit
(In thousands)	November 2, 2019	October 27, 2018	November 2, 2019	October 27, 2018	November 2, 2019	October 27, 2018	November 2, 2019	October 27, 2018
Product Identification	$21,749	$21,684	$1,880	$2,014	$67,484	$63,407	$6,990	$5,833
T&M	11,569	12,512	1,397	3,184	35,483	36,083	5,533	8,256

Total	$33,318	$34,196	3,277	5,198	$102,967	$99,490	12,523	14,089

Corporate Expenses			2,830	2,836			8,445	8,298

Operating Income			447	2,362			4,078	5,791
Other Expense, Net			(238)	(538)			(788)	(1,320)

Income Before Income Taxes			209	1,824			3,290	4,471
Income Tax (Benefit) Provision			(247)	407			182	1,046

Net Income			$456	$1,417			$3,108	$3,425

Product Identification

Total current quarter revenue from the Product Identification segment of $21.7 million was comparable to revenue for the same period of the prior year. Current quarter revenue includes increases in hardware and supplies revenue within the TrojanLabel product group, as well as a significant contribution from the introduction of the new QL -300 printer in the QuickLabel product group, slightly offset by declines in some of the Company’s inkjet printer product lines. Product Identification’s current quarter segment operating profit was $1.9 million, reflecting a profit margin of 8.6%. This compares to the prior year’s third quarter segment profit of $2.0 million and related profit margin of 9.3%. The slight decrease in Product Identification current year third quarter operating segment operating margin is primarily due to higher operating expenses and adverse product mix.

Revenues from the Product Identification segment increased 6.4% to $67.5 million in the first nine months of the current year from $63.4 million in the same period of the prior year. The current year increase is primarily attributable to strong demand for ink jet supplies in the first quarter from Asian customers, which subsequently declined. Also contributing to the increase in revenue for the current year was an increase in service and other revenue. Hardware revenue in the PI segment remained fairly constant compared to the prior year; however the segment did experience a significant revenue contribution from the introduction of QuickLabel’s new QL -300 printer, as well as double-digit growth in revenue from sales of both QuickLabel’s monochromatic printers and TrojanLabel’s T2-C printers. This growth was tempered by lower sales of other inkjet color printers within the QuickLabel product group. Product Identification current year segment operating profit was $7.0 million with a profit margin of 10.4%, compared to the prior year segment operating profit of $5.8 million and related profit margin of 9.2%. The increase in current year segment operating profit and margin is primarily due to higher sales and product mix early in the year.

Test & Measurement—T&M

Revenue from the T&M segment was $11.6 million for the third quarter of the current fiscal year, representing a 7.5% decrease compared to revenue of $12.5 million for the same period in the prior year. The current quarter revenue decrease is due to the decline in the aerospace printer product line acquired from Honeywell in fiscal 2018 as a result of the ripple effects of the Boeing 737 Max grounding which resulted in part to new aircraft shipment reductions as well as delays of several retrofit printer upgrade orders for earlier 737 models so that those planes could remain in service. T&M’s third quarter segment operating profit was $1.4 million, reflecting a profit margin of 12.1%, a decrease compared to the prior year segment operating profit of $3.2 million and related operating margin of 25.4%. The decrease in segment operating profit and related margin were due to lower sales revenue, adverse product mix and higher manufacturing and period costs.

Revenue from the T&M segment was $35.5 million for the first nine months of the current fiscal year, a 1.7% decrease compared to sales of $36.1 million for the same period in the prior year. The decrease in revenue for the first nine months of the current year is also primarily due to the decline in the aerospace printer product line acquired from Honeywell as a result of the impact of the Boeing 737 Max grounding. The decline was slightly offset by an increase in the hardware product line as a result of increased sales of T&M data recorders and AstroNova aerospace printers, both experiencing double digit growth in the current year, and an increase in parts and repair revenue. The segment’s first nine months operating profit of $5.5 million resulted in a 15.6% profit margin compared to the prior year segment operating profit of $8.3 million and related operating margin of 22.9%. The lower segment operating profit and related margin for the current year is due to lower revenue, adverse product mix and higher manufacturing costs and operating expenses.

Financial Condition and Liquidity

Overview

Generally, our primary sources of liquidity are cash generated from operating activities and borrowings under our revolving credit facility, as described below, which we use to supplement cash generated from operating activities and to fund a portion of our capital expenditures, contractual contingent consideration obligations, and future acquisitions. We believe that our current level of cash and short-term financing capabilities along with future cash flows from operations will be sufficient to meet our operating and capital needs for at least the next 12 months.

Our cash and cash equivalents at the end of the third quarter were $4.5 million. During the third quarter of the current year, the Company borrowed an additional $3.0 million on its revolving credit facility. At November 2, 2019, under its existing revolving credit facility, the Company had an outstanding balance of $6.5 million and $3.5 million remaining available for borrowing.

The Company’s backlog decreased 18.8% from year-end to $20.8 million at the end of the third quarter of fiscal 2020.

Indebtedness

In fiscal 2018, the Company and the Company’s wholly owned Danish subsidiaries, ANI ApS and TrojanLabel ApS, entered into a credit agreement with Bank of America, N.A. (the “Lender”), which, as amended through November 2, 2019 (the “Credit Agreement”), provides for a secured credit facility consisting of a term loan to ANI ApS in the principal amount of $9.2 million and a term loan to the Company in the principal amount of $15.0 million. The Credit Agreement also provides for a $10.0 million revolving credit facility for the Company.

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

Revolving credit loans may be borrowed, at the Company’s option, in U.S. Dollars or, subject to certain conditions, Euros, British Pounds, Canadian Dollars or Danish Kroner. Amounts borrowed under the revolving credit facility bear interest at a rate per annum equal to, at the Company’s option, either (a) the LIBOR rate (or, in the case of revolving credit loans denominated in a currency other than U.S. Dollars, the applicable quoted rate), plus a margin that varies within a range of 1.0% to 1.5% based on the Company’s consolidated leverage ratio, or (b) a fluctuating reference rate equal to the highest of (i) the federal funds’ rate plus 0.50%, (ii) Bank of America’s publicly announced prime rate or (iii) the LIBOR rate plus 1.00%, plus a margin that varies within a range of 0.0% to 0.5% based on the Company’s consolidated leverage ratio. The Company is required to pay a commitment fee on the undrawn portion of the revolving credit facility at the rate of 0.25% per annum. Outstanding borrowings under the revolving credit line during fiscal 2020 bear interest at a weighted average annual rate of 5.26% and the Company has paid $93,000 of interest expense for revolving credit line borrowings for the nine months ended November 2, 2019.

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

On December 9, 2019, the Company, ANI ApS, TrojanLabel ApS and the Lender, entered into a Fourth Amendment (the “Fourth Amendment”) to the Credit Agreement. Refer to Part II, Item 5 Other Information for further details on the Fourth Amendment and resulting changes to the terms of the Credit Agreement.

The Company believes it is in compliance with all of the covenants in the amended Credit Agreement.

Cash Flow

The Company’s statements of cash flows for the nine months ended November 2, 2019 and October 27, 2018 are included on page 8 of this report. Net cash provided by operating activities was $1.0 million for the first nine months of fiscal 2020 compared to $2.5 million for the same period of the previous year. The decrease in net cash provided by operations for the first nine months of the current year is primarily due to the decrease in net income, and an increase in cash used for working capital. The combination of changes in accounts receivable, inventory, income taxes, accounts payable and accrued expenses negatively impacted cash by $8.4 million for the first nine months of fiscal 2020, compared to $6.8 million for the same period in fiscal 2019.

The accounts receivable balance decreased to $22.1 million at the end of the third quarter compared to $23.5 million at year end. The $1.4 million decrease in the accounts receivable balance from year end is directly related to the decrease in sales for the third quarter of the current year as compared to third quarter sales in fiscal 2019.

The inventory balance was $35.6 million at the end of the third quarter of fiscal 2020, compared to $30.2 million at year end and inventory days on hand increased to 152 days at the end of the current quarter from 120 days at the prior year end. The current period increase in inventory and related days on hand is due to lower forecasted sales, as well as a buildup of inventory for new product launches in our Product Identification segment. Also contributing to the inventory increase were delayed shipments to customers in the Product Identification segment and last time buy parts and safety stock increases in the T&M segment.

The net decreased cash position at November 2, 2019 primarily resulted from principal payments of long-term debt and the guaranteed royalty obligation of $4.0 million and $1.4 million, respectively; cash used to acquire property, plant and equipment of $2.4 million and dividends paid of $1.5 million, offset by increased cash provided by current period borrowing on the Company’s existing revolving credit facility of $5.0 million.

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

During the nine months ended November 2, 2019, there were no material changes to our market risk disclosures as set forth in Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended January 31, 2019.

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

Item 5.	Other Information

The Company is providing the following information in this Item 5 in lieu of disclosing the information under Items 1.01 and 2.03 of a Current Report on Form 8-K with a due date on or after the date hereof.

On December 9, 2019, the Company, ANI ApS, TrojanLabel ApS and the Lender entered into the Fourth Amendment to the Credit Agreement. The Fourth Amendment amends the Credit Agreement to, among other things, (i) increase the aggregate amount available for borrowings under the revolving line of credit prior to November 1, 2020 from $10.0 million to $17.5 million and (ii) modify the financial covenants with which the Company must comply thereunder by excluding certain capital expenditures from the calculation of the Company’s consolidated fixed charge coverage ratio, providing that the minimum consolidated fixed charge coverage ratio covenant will be suspended through the second quarter of fiscal 2021, and adding a minimum consolidated EBITDA covenant commencing with the fourth quarter of fiscal 2020 and continuing through the second quarter of fiscal 2021.

The description of the Fourth Amendment is qualified in its entirety by reference to the full text of the Fourth Amendment, a copy of which is attached hereto as Exhibit 10.1 and is incorporated herein by reference.

Item 6.	Exhibits

3A	Restated Articles of Incorporation of the Company and all amendments thereto, filed as Exhibit 3A to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2016 and incorporated by reference herein.

3B	By-laws of the Company as amended to date, filed as Exhibit 3B to the Company’s Annual Report on Form 10-K/A for the fiscal year ended January 31, 2008 (File no. 000-13200) and incorporated by reference herein.

10.1	Fourth Amendment to Credit Agreement, dated as of December 9, 2019, by and among AstroNova, Inc. ANI ApS, Trojan Label ApS and Bank of America, N.A.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from Registrant’s Quarterly Report on Form 10-Q for the period ended November 2, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Shareholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to the Condensed Consolidated Financial Statements. Filed electronically herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASTRONOVA, INC.
(Registrant)

Date: December 10, 2019	By	/s/ Gregory A. Woods
Gregory A. Woods,
President and Chief Executive Officer
(Principal Executive Officer)

	By	/s/ David S. Smith
David S. Smith,
Vice President, Chief Financial Officer and Treasurer (Principal Accounting Officer and Principal Financial Officer)