Form 10-Q
period 2020-05-02
AstroNova, Inc.
filed 2020-06-26
CIK 8146

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 2, 2020

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

The number of shares of the registrant’s common stock, $.05 par value per share, outstanding as of June 23, 2020 was 7,163,293.

EXPLANATORY NOTE

As previously disclosed in our Current Report on Form 8-K filed with the SEC on June 11, 2020, the filing of this Quarterly Report on Form 10-Q for the period ended May 2, 2020 (the “Quarterly Report”) was delayed due to the significant disruptions to our business and operations as a result of the COVID-19 pandemic. In particular, many of our key finance and accounting personnel, as well as our accounting advisors, are working remotely as a result of social distancing measures put in place in response to COVID-19, and this caused significant inefficiencies in the processes relating to the preparation of this Quarterly Report. The impact of COVID-19 on our business also necessitated additional analysis in connection with the preparation and review of the Quarterly Report, including with regard to our available liquidity and capital resources and the impact of the COVID-19 crisis on goodwill and intangible asset impairment. We relied on the Securities and Exchange Commission’s order issued on March 4, 2020 and revised on March 25, 2020 (Release No. 34-88465) pursuant to Section 36 of the Securities Exchange Act of 1934, as amended, to delay the filing of this Quarterly Report.

ASTRONOVA, INC.

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ASTRONOVA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Data)

	May 2, 2020	January 31, 2020
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$11,091	$4,249
Accounts Receivable, net	18,473	19,784
Inventories, net	32,557	33,925
Prepaid Expenses and Other Current Assets	2,489	2,193

Total Current Assets	64,610	60,151
Property, Plant and Equipment, net	11,377	11,268
Intangible Assets, net	24,328	25,383
Goodwill	11,988	12,034
Deferred Tax Assets, net	5,073	5,079
Right of Use Assets	1,553	1,661
Other Assets	1,071	1,088

TOTAL ASSETS	$120,000	$116,664

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts Payable	$4,282	$4,409
Accrued Compensation	2,893	2,700
Other Accrued Expenses	3,697	4,711
Revolving Credit Facility	11,500	6,500
Current Portion of Long-Term Debt	6,602	5,208
Current Liability – Royalty Obligation	2,000	2,000
Current Liability – Excess Royalty Payment Due	586	773
Deferred Revenue	375	466

Total Current Liabilities	31,935	26,767
Long-Term Debt, net of current portion	6,334	7,715
Royalty Obligation, net of current portion	7,550	8,012
Lease Liabilities, net of current portion	1,199	1,279
Deferred Tax Liabilities	378	435
Other Long-Term Liabilities	1,042	1,081

TOTAL LIABILITIES	48,438	45,289
SHAREHOLDERS’ EQUITY
Common Stock, $0.05 Par Value, Authorized 13,000,000 shares; Issued 10,371,704 shares and 10,343,610 shares at May 2, 2020 and January 31, 2020, respectively	518	517
Additional Paid-in Capital	56,656	56,130
Retained Earnings	49,233	49,298
Treasury Stock, at Cost, 3,287,271 and 3,281,701 shares at May 2, 2020 and January 31, 2020, respectively	(33,531)	(33,477)
Accumulated Other Comprehensive Loss, net of tax	(1,314)	(1,093)

TOTAL SHAREHOLDERS’ EQUITY	71,562	71,375

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$120,000	$116,664

See Notes to condensed consolidated financial statements (unaudited).

ASTRONOVA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Per Share Data)

(Unaudited)

	Three Months Ended
	May 2, 2020	May 4, 2019
Revenue	$30,919	$36,181
Cost of Revenue	20,064	21,942

Gross Profit	10,855	14,239
Operating Expenses:
Selling and Marketing	5,925	6,765
Research and Development	1,940	2,007
General and Administrative	2,327	2,999

Operating Expenses	10,192	11,771

Operating Income	663	2,468
Other Expense, net	(349)	(368)

Income Before Income Taxes	314	2,100
Income Tax (Benefit) Provision	(118)	400

Net Income	$432	$1,700

Net Income Per Common Share—Basic:	$0.06	$0.24

Net Income Per Common Share—Diluted:	$0.06	$0.23

Weighted Average Number of Common Shares Outstanding:
Basic	7,073	6,971
Diluted	7,105	7,248

See Notes to condensed consolidated financial statements (unaudited).

ASTRONOVA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Thousands)

(Unaudited)

	Three Months Ended
	May 2, 2020	May 4, 2019
Net Income	$432	$1,700
Other Comprehensive Loss, Net of Taxes
Foreign Currency Translation Adjustments	(142)	(172)
Change in Value of Derivatives Designated as Cash Flow Hedge	(46)	116
(Gains) Losses from Cash Flow Hedges Reclassified to Income Statement	(33)	(144)

Other Comprehensive Loss	(221)	(200)

Comprehensive Income	$211	$1,500

See Notes to condensed consolidated financial statements (unaudited).

ASTRONOVA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

($ In Thousands, Except per Share Data)

(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount
Balance February 1, 2019	10,218,559	$511	$53,568	$49,511	$(32,997)	$(818)	$69,775
Share-Based Compensation	—	—	601	—	—	—	601
Employee Option Exercises	27,990	1	306	—	(11)	—	296
Restricted Stock Awards Vested, net	9,522	1	(1)	—	(69)	—	(69)
Cash Dividend—$0.07 per share	—	—	—	(489)	—	—	(489)
Net Income	—	—	—	1,700	—	—	1,700
Other Comprehensive Loss	—	—	—	—	—	(200)	(200)

Balance May 4, 2019	10,256,071	$513	$54,474	$50,722	$(33,077)	$(1,018)	$71,614

	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount
Balance February 1, 2020	10,343,610	$517	$56,130	$49,298	$(33,477)	$(1,093)	$71,375
Share-Based Compensation	—	—	495	—	—	—	495
Employee Option Exercises	4,456	—	32	—	—	—	32
Restricted Stock Awards Vested, net	23,638	1	(1)	—	(54)	—	(54)
Cash Dividend—$0.07 per share	—	—	—	(497)	—	—	(497)
Net Income	—	—	—	432	—	—	432
Other Comprehensive Loss	—	—	—	—	—	(221)	(221)

Balance May 2, 2020	10,371,704	$518	$56,656	$49,233	$(33,531)	$(1,314)	$71,562

ASTRONOVA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Three Months Ended
	May 2, 2020	May 4, 2019
Cash Flows from Operating Activities:
Net Income	$432	$1,700
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	1,568	1,584
Amortization of Debt Issuance Costs	12	13
Share-Based Compensation	495	601
Changes in Assets and Liabilities:
Accounts Receivable	1,220	1,439
Inventories	1,237	(2,001)
Income Taxes	(90)	263
Accounts Payable and Accrued Expenses	(1,140)	(2,796)
Other	(314)	184

Net Cash Provided by Operating Activities	3,420	987
Cash Flows from Investing Activities:
Additions to Property, Plant and Equipment	(626)	(586)

Net Cash Used by Investing Activities	(626)	(586)
Cash Flows from Financing Activities:
Net Cash Proceeds from Employee Stock Option Plans	6	270
Net Cash Proceeds from Share Purchases under Employee Stock Purchase Plan	26	26
Net Cash Used for Payment of Taxes Related to Vested Restricted Stock	(54)	(69)
Borrowings under Revolving Credit Facility	5,000	—
Payment of Minimum Guarantee Royalty Obligation	(500)	(375)
Principal Payments of Long-Term Debt	—	(1,578)
Dividends Paid	(497)	(489)

Net Cash Provided (Used) by Financing Activities	3,981	(2,215)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	67	49

Net Increase (Decrease) in Cash and Cash Equivalents	6,842	(1,765)
Cash and Cash Equivalents, Beginning of Period	4,249	7,534

Cash and Cash Equivalents, End of Period	$11,091	$5,769

Supplemental Disclosures of Cash Flow Information:
Cash Paid During the Period for Interest	$124	$110
Cash Paid During the Period for Income Taxes, Net of Refunds	$128	$142
Schedule of Non-Cash Financing Activities:
Value of Shares Received in Satisfaction of Option Exercise Price	$—	$11

See Notes to condensed consolidated financial statements (unaudited).

ASTRONOVA, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1 – Business and Basis of Presentation

Overview

Headquartered in West Warwick, Rhode Island, AstroNova, Inc. leverages its expertise in data visualization technologies to design, develop, manufacture and distribute a broad range of specialty printers and data acquisition and analysis systems. Our products are employed around the world in a wide range of applications in the aerospace, apparel, automotive, avionics, chemical, computer peripherals, communications, distribution, food and beverage, general manufacturing, packaging and transportation industries. In the United States, we have factory-trained direct field salespeople located in major cities from coast to coast. We also have direct field sales or service centers in Canada, China, Denmark, France, Germany, Malaysia, Mexico, Singapore, and the United Kingdom staffed by our own employees and dedicated third-party contractors. Additionally, we utilize over 225 independent dealers and representatives selling and marketing our products in over 60 countries.

Our business consists of two segments, Product Identification (“PI”) and Test & Measurement (“T&M”). The PI segment includes specialty printing systems and related supplies sold under the brand names QuickLabel®, TrojanLabel® and GetLabels™. The T&M segment includes our line of aerospace flight deck printers and test and measurement data acquisition systems sold under the AstroNova® brand name.

PI products sold under the QuickLabel, TrojanLabel and GetLabels brands are used in brand owner and commercial applications to provide product packaging, marketing, tracking, branding and labeling solutions to a wide array of industries. The PI segment offers a variety of digital color label tabletop printers, high-volume presses and specialty original equipment manufacturer (“OEM”) printing systems, as well as a wide range of label, tag and flexible packaging material substrates and other supplies, including ink and toner, that allow customers to mark, track, protect and enhance the appearance of their products. In the T&M segment, we have a long history of using our technologies to provide networking systems and high-resolution light-weight flight deck and cabin printers for the aerospace market. In addition, the T&M segment includes data acquisition recorders, sold under the AstroNova brand, to enable our customers to acquire and record visual and electronic signal data from local and networked data streams and sensors. The recorded data is processed and analyzed and then stored and presented in various visual output formats.

Unless otherwise indicated, references to “AstroNova, “we,” “our,” and “us” in this Quarterly Report on Form 10-Q refer to AstroNova, Inc. and its consolidated subsidiaries.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles and reflect all adjustments consisting of normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the results of the interim periods included herein. These financial statements do not include all disclosures associated with annual financial statements and, accordingly, should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended January 31, 2020.

The presentation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported and disclosed in the condensed consolidated financial statements and accompanying notes , including those that require consideration of forecasted financial information, in context of the unknown future impacts of COVID-19 using information that is reasonably available to us at this time. Some of the more significant estimates relate to revenue recognition, the allowances for doubtful accounts, inventory valuation, income taxes, impairment of long-lived assets and goodwill, share-based compensation, accrued expenses, self-insurance liability accrual and warranty reserves. Management’s estimates are based on the facts and circumstances available at the time estimates are made, historical experience, risk of loss, general economic conditions and trends, and management’s assessments of the probable future outcome of these matters, including our expectations at the time regarding the duration, scope and severity of the COVID-19 pandemic. Consequently, actual results could differ from those estimates.

Results of operations for the interim periods presented herein are not necessarily indicative of the results that may be expected for the full year.

Certain amounts in the prior year financial statements have been reclassified to conform to the current year’s presentation.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of AstroNova, Inc. and its wholly-owned subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation.

Note 2 – Summary of Significant Accounting Policies Update

The accounting polices used in preparing the condensed consolidated financial statements in this Form 10-Q are the same as those used in preparing our consolidated financial statements as of and for the year ended January 31, 2020 and included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2020.

Recently Adopted Accounting Pronouncements

Fair Value Measurement

In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2018-13, “Fair Value Measurement (Topic 820), Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement.” ASU 2018-13 modifies the disclosure requirements for fair value measurements by removing, modifying or adding certain disclosures. The provisions of ASU 2018-13 relating to changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. The remaining provisions should be applied retrospectively to all periods presented upon their effective date. We adopted the provisions of this guidance effective February 1, 2020. The adoption of this guidance did not have a material impact on our consolidated financial statements and related disclosures.

Recent Accounting Standards Not Yet Adopted

Reference Rate Reform

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848), Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” ASU 2020-04 provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by the discontinuation of the London Interbank Offered Rate (“LIBOR”) or by another reference rate expected to be discontinued. The amendments are effective for all entities as of March 12, 2020 through December 31, 2022. We are currently in the process of evaluating the impact of the transition from LIBOR to an alternative reference rate, but we do not expect that to have a material impact on our consolidated financial statements.

No other new accounting pronouncements, issued or effective during the first three months of the current fiscal year, have had or are expected to have a material impact on our consolidated financial statements.

Note 3 – Revenue Recognition

We derive revenue from the sale of (i) hardware, including digital color label printers and specialty OEM printing systems, portable data acquisition systems, airborne printers and networking systems used in the flight deck and cabin of military, commercial and business aircraft, (ii) related supplies required in the operation of the hardware, (iii) repairs and maintenance of hardware and (iv) service agreements.

Revenues disaggregated by primary geographic markets and major product types are as follows:

Primary geographical markets:

	Three Months Ended
(In thousands)	May 2, 2020	May 4, 2019
United States	$19,789	$21,992
Europe	7,450	7,875
Canada	1,428	1,516
Asia	1,009	3,450
Central and South America	954	888
Other	289	460

Total Revenue	$30,919	$36,181

Major product types:

	Three Months Ended
(In thousands)	May 2, 2020	May 4, 2019
Hardware	$8,914	$12,918
Supplies	19,118	19,727
Service and Other	2,887	3,536

Total Revenue	$30,919	$36,181

Contract Assets and Liabilities

We normally do not have contract assets, which are primarily unbilled accounts receivable that are conditional on something other than the passage of time. Our contract liabilities, which represent billings in excess of revenue recognized, are related to advanced billings for purchased service agreements and extended warranties. Contract liabilities were $375,000 and $466,000 at May 2, 2020 and January 31, 2020, respectively, and are recorded as deferred revenue in the condensed consolidated balance sheet. We recognized $225,000 of revenue during the three-month period ended May 2, 2020, related to the deferred revenue balance at January 31, 2020.

Contract Costs

We recognize an asset for the incremental costs of obtaining a contract with a customer if we expect the benefit of those costs to be longer than one year. We have determined that certain costs related to obtaining sales contracts for our aerospace printer products meet the requirement to be capitalized. These costs are deferred and amortized based on the forecasted number of units sold over the remaining benefit term, which we currently estimate to be approximately 6 years. The balance of these contract assets at January 31, 2020 was $944,000. We amortized $15,000 of direct costs for the three months ended May 2, 2020 and the balance of deferred incremental direct costs net of accumulated amortization at May 2, 2020 was $929,000, of which $59,000 is reported in other current assets and $870,000 is reported in other assets in the accompanying condensed consolidated balance sheet.

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

	Three Months Ended
	May 2, 2020	May 4, 2019
Weighted Average Common Shares Outstanding – Basic	7,073,278	6,970,914
Effect of Dilutive Options, Restricted Stock Awards and Restricted Stock Units	31,365	277,412

Weighted Average Common Shares Outstanding – Diluted	7,104,643	7,248,326

For the three months ended May 2, 2020 and May 4, 2019, the diluted per share amounts do not reflect common equivalent shares outstanding of 865,157 and 260,422, respectively, because their effect would have been anti-dilutive.

Note 5 – Intangible Assets

Intangible assets are as follows:

	May 2, 2020				January 31, 2020
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Currency Translation Adjustment	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Currency Translation Adjustment	Net Carrying Amount
Miltope:
Customer Contract Relationships	$3,100	$(2,098)	$—	$1,002	$3,100	$(2,021)	$—	$1,079
RITEC:
Customer Contract Relationships	2,830	(1,156)	—	1,674	2,830	(1,076)	—	1,754
Non-Competition Agreement	950	(918)	—	32	950	(871)	—	79
TrojanLabel:
Existing Technology	2,327	(1,136)	68	1,259	2,327	(1,053)	78	1,352
Distributor Relations	937	(320)	22	639	937	(297)	27	667
Honeywell:
Customer Contract Relationships	27,243	(7,521)	—	19,722	27,243	(6,791)	—	20,452

Intangible Assets, net	$37,387	$(13,149)	$90	$24,328	$37,387	$(12,109)	$105	$25,383

There were no impairments to intangible assets during the periods ended May 2, 2020 and May 4, 2019. With respect to the acquired intangibles included in the table above, amortization expense of $1.0 million and $1.1 million has been included in the condensed consolidated statements of income for the three months ended May 2, 2020 and May 4, 2019, respectively.

Estimated amortization expense for the next five fiscal years is as follows:

(In thousands)	Remaining 2021	2022	2023	2024	2025
Estimated amortization expense	$3,018	$3,964	$3,957	$3,960	$3,392

Note 6 – Inventories

Inventories are stated at the lower of cost (first-in, first-out) and net realizable value and include material, labor and manufacturing overhead. The components of inventories are as follows:

(In thousands)	May 2, 2020	January 31, 2020
Materials and Supplies	$20,793	$20,151
Work-In-Process	1,684	1,408
Finished Goods	16,781	17,992

	39,258	39,551
Inventory Reserve	(6,701)	(5,626)

	$32,557	$33,925

Note 7 – Revolving Line of Credit

At May 2, 2020, we have a revolving line of credit under our existing credit agreement with Bank of America (the “Credit Agreement”). Revolving credit loans may be borrowed, at our option, in U.S. Dollars or, subject to certain conditions, Euros, British Pounds, Canadian Dollars or Danish Kroner. Amounts borrowed under the revolving credit facility bear interest at a rate per annum equal to, at our option, either (a) the LIBOR rate (or, in the case of revolving credit loans denominated in a currency other than U.S. Dollars, the applicable quoted rate), plus a margin that varies within a range of 1.0% to 1.5% based on our consolidated leverage ratio, or (b) a fluctuating reference rate equal to the highest of (i) the federal funds’ rate plus 0.50%, (ii) Bank of America’s publicly announced prime rate or (iii) the LIBOR rate plus 1.00%, plus a margin that varies within a range of 0.0% to 0.5% based on our consolidated leverage ratio.

At May 2, 2020, $11.5 million was drawn on the revolving line of credit. The outstanding balance bears interest at a weighted average annual rate of 2.52% and $73,000 and $19,000 of interest has been incurred on this obligation and included in other expense in the accompanying condensed consolidated income statement for the three-month periods ended May 2, 2020 and May 4, 2019, respectively. At May 2, 2020, there was $6.0 million available for borrowing under the revolving credit facility. Pursuant to the terms of the Fourth Amendment to our Credit Agreement, which we and Bank of America entered into in December 2019, the aggregate amount available for borrowings under the revolving line of credit will decrease to $10.0 million at the end of the third quarter of fiscal year 2021.

We are required to pay a commitment fee on the undrawn portion of the revolving credit facility at the rate of 0.25% per annum.

See Note 17–Subsequent Events–Letter Agreement with Bank of America for a discussion of the letter agreement we entered into with Bank of America on June 22, 2020, which, among other things, suspends our access to the revolving line of credit under the Credit Agreement on the terms described therein.

Note 8 – Debt

Long-term debt in the accompanying condensed consolidated balance sheets is as follows:

(In thousands)	May 2, 2020	January 31, 2020
USD Term Loan (2.24% as of May 2, 2020 and 3.03% as of January 31, 2020); maturity date of November 30, 2022	$8,250	$8,250
USD Term Loan (2.24% as of May 2, 2020 and 3.03% as of January 31, 2020); maturity date of January 31, 2022	4,784	4,784

	$13,034	$13,034
Debt Issuance Costs, net of accumulated amortization	(98)	(111)
Current Portion of Term Loans	(6,602)	(5,208)

Long-Term Debt	$6,334	$7,715

The schedule of required principal payments remaining during the next five years on long-term debt outstanding as of May 2, 2020 is as follows:

(In thousands)
Fiscal 2021, remainder	$5,208
Fiscal 2022	5,576
Fiscal 2023	2,250

$13,034

Note 9 – Derivative Financial Instruments and Risk Management

We entered into a cross-currency interest rate swap to manage the interest rate risk and foreign currency exchange risk associated with the floating-rate foreign currency-denominated term loan borrowing by our Danish Subsidiary and an interest rate swap to manage the interest rate risk associated with our variable rate term loan borrowing. Both swaps have been designated as cash flow hedges of floating-rate borrowings.

Our cross-currency interest rate swap agreement effectively modifies our exposure to interest rate risk and foreign currency exchange rate risk by converting our floating-rate debt denominated in U.S. Dollars on our Danish subsidiary’s books to a fixed-rate debt denominated in Danish Kroner for the term of the loan, thus reducing the impact of interest-rate and foreign currency exchange rate changes on future interest expense and principal repayments. This swap involves the receipt of floating rate amounts in U.S. Dollars in exchange for fixed-rate interest payments in Danish Kroner, as well as exchanges of principal at the inception spot rate, over the life of the term loan.

The interest rate swap agreement we utilize on our term loan effectively modifies our exposure to interest rate risk by converting our floating-rate debt to fixed-rate debt for the next five years, thus reducing the impact of interest-rate changes on future interest expense. This swap involves the receipt of floating rate amounts in U.S. Dollars in exchange for fixed rate payments in U.S. dollars over the life of the term loan.

The following table summarizes the notional amount and fair value of our derivative instruments:

	May 2, 2020			January 31, 2020
Cash Flow Hedges		Fair Value Derivatives			Fair Value Derivatives
(In thousands)	Notional Amount	Asset	Liability	Notional Amount	Asset	Liability
Cross-currency Interest Rate Swap	$4,489	$—	$192	$4,489	$—	$250
Interest Rate Swap	$8,250	$—	$202	$8,250	$—	$96

The fair value of both the Cross-currency Interest Rate Swap and the Interest Rate swap are included in other long-term liabilities on the condensed consolidated balance sheets for the periods ended May 2, 2020 and January 31, 2020.

The following table presents the impact of our derivative instruments in our condensed consolidated financial statements for the three months ended May 2, 2020 and May 4, 2019:

	Amount of Gain (Loss) Recognized in OCI on Derivative		Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Expense)		Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Expense)
Cash Flow Hedge (In thousands)	May 2, 2020	May 4, 2019			May 2, 2020	May 4, 2019
Swap Contracts	$(58)	$149	Other Income (Expense	)	$43	$185

At May 2, 2020, we expect to reclassify approximately $30 thousand of net gains on the swap contracts from accumulated other comprehensive loss to earnings during the next 12 months due to changes in foreign exchange rates and the payment of variable interest associated with the floating-rate debt.

Note 10 – Royalty Obligation

In fiscal 2018, we entered into an Asset Purchase and License Agreement (the “Honeywell Agreement”) with Honeywell International, Inc. (“Honeywell”) to acquire an exclusive, perpetual, world-wide license to manufacture Honeywell’s narrow-format flight deck printers for two aircraft families along with certain inventory used in the manufacturing of the licensed printers. The purchase price included a guaranteed minimum royalty payment of $15.0 million, to be paid over ten years. Royalty payments are based on gross revenues from the sales of the printers, paper and repair services of the licensed products. The royalty rates vary based on the year in which they are paid or earned and product sold or service provided, and range from single-digit to mid double-digit percentages of gross revenue.

The guaranteed minimum royalty payment obligation was recorded at the present value of the minimum annual royalty payments using a present value factor of 2.8%, which is based on the estimated after-tax cost of debt for similar companies. As of May 2, 2020, we had paid an aggregate of $4.0 million of the guaranteed minimum royalty obligation. At May 2, 2020, the current portion of the outstanding guaranteed minimum royalty obligation of $2.0 million is to be paid over the next twelve months and is reported as a current liability and the remainder of $7.5 million is reported as a long-term liability on our condensed consolidated balance sheet. In addition to the guaranteed minimum royalty payments, we also incur excess royalty expense in connection with the Honeywell Agreement. We did not incur any excess royalty expense for the three-month period ended May 2, 2020. We did incur $0.6 million of excess royalty expense for the three-month period ended May 4, 2019, which is included in cost of revenue in our condensed consolidated statements of income for that period. A total of $0.6 million of excess royalty is payable and reported as a current liability on our condensed consolidated balance sheet at May 2, 2020.

Note 11 – Leases

We enter into lease contracts for certain of our facilities at various locations worldwide. Our leases have remaining lease terms of 1 to 8 years, some of which include options to extend the lease term for periods of up to five years when it is reasonably certain that we will exercise such options.

Balance sheet and other information related to our leases is as follows:

Operating Leases (In thousands)	Balance Sheet Classification	May 2, 2020	January 31, 2020
Lease Assets	Right of Use Assets	$1,553	$1,661
Lease Liabilities – Current	Other Accrued Expenses	391	416
Lease Liabilities – Long Term	Lease Liabilities	1,199	1,279

Lease cost information is as follows:

		Three Months Ended
Operating Leases (In thousands)	Statement of Income Classification	May 2, 2020	May 4, 2019
Operating Lease Costs	General and Administrative Expense	$120	$92

Maturities of operating lease liabilities are as follows:

(In thousands)	May 2, 2020
2021	$305
2022	348
2023	298
2024	272
2025	168
Thereafter	391

Total Lease Payments	1,782
Less: Imputed Interest	(192)

Total Lease Liabilities	$1,590

As of May 2, 2020, the weighted-average remaining lease term and weighted-average discount rate for our operating leases are 5.6 years and 3.99%, respectively. We calculated the weighted-average discount rate using incremental borrowing rates, which equal the rates of interest that we would pay to borrow funds on a fully collateralized basis over a similar term.

Supplemental cash flow information related to leases is as follows:

	Three Months Ended
(In thousands)	May 2, 2020	May 4, 2019
Cash paid for amounts included in the measurement of lease liabilities:	$106	$100

Note 12 – Accumulated Other Comprehensive Loss

The changes in the balance of accumulated other comprehensive loss (“AOCL”) by component are as follows:

(In thousands)	Foreign Currency Translation Adjustments	Cash Flow Hedges	Total
Balance at January 31, 2020	$(985)	$(108)	$(1,093)
Other Comprehensive Loss before reclassification	(142)	(46)	(188)
Amounts reclassified from AOCL to Earnings	—	(33)	(33)

Other Comprehensive Loss	(142)	(79)	(221)

Balance at May 2, 2020	$(1,127)	$(187)	$(1,314)

The amounts presented above in other comprehensive loss are net of taxes except for translation adjustments associated with our German and Danish subsidiaries.

Note 13 – Share-Based Compensation

We have one equity incentive plan from which we are authorized to grant equity awards, the AstroNova, Inc. 2018 Equity Incentive Plan (the “2018 Plan”). The 2018 Plan provides for, among other things, the issuance of awards, including incentive stock options, non-qualified stock options, stock appreciation rights, time-based restricted stock units (“RSUs”), or performance-based restricted stock units (“PSUs”) and restricted stock awards (RSAs). The 2018 Plan authorizes the issuance of up to 950,000 shares of common stock, plus an additional number of shares equal to the number of shares subject to awards granted under previous equity incentive plans that are forfeited, cancelled, satisfied without the issuance of stock, otherwise terminated (other than by exercise), or, for shares of stock issued pursuant to any unvested award, that are reacquired by us at not more than the grantee’s purchase price (other than by exercise). Under the 2018 Plan, all awards to employees generally have a minimum vesting period of one year. Options granted under the 2018 Plan must be issued at an exercise price of not less than the fair market value of our common stock on the date of grant and expire after ten years. Under the 2018 Plan, 293,014 of unvested shares of restricted stock and options to purchase an aggregate of 135,500 shares were outstanding as of May 2, 2020.

In addition to the 2018 Plan, we previously granted equity awards under our 2015 Equity Incentive Plan (the “2015 Plan”) and our 2007 Equity Incentive Plan (the “2007 Plan”). No new awards may be issued under either the 2007 or 2015 plans, but outstanding awards will continue to be governed by those plans. As of May 2, 2020, options to purchase an aggregate of 344,245 shares were outstanding under the 2007 Plan and 15,113 unvested shares of restricted stock and options to purchase an aggregate of 148,725 shares were outstanding under the 2015 Plan.

We also have a Non-Employee Director Annual Compensation Program (the “Program”), under which each of our non-employee directors automatically receives a grant of restricted stock on the date of their re-election to our board of directors. The number of whole shares granted is equal to the number calculated by dividing the stock component of the director compensation amount determined by the compensation committee for that year by the fair market value of our stock on that day. The value of the restricted stock award for fiscal 2021 is $60,000. Shares of restricted stock granted under the Program become vested on the first anniversary of the date of grant, conditioned upon the recipient’s continued service on our board of directors through that date.

Share-based compensation expense was recognized as follows:

	Three Months Ended
(In thousands)	May 2, 2020	May 4, 2019
Stock Options	$133	$212
Restricted Stock Awards and Restricted Stock Units	357	384
Employee Stock Purchase Plan	5	5

Total	$495	$601

Stock Options

There were no stock options granted during the three-month periods ended May 2, 2020 and May 4, 2019.

Aggregated information regarding stock option activity for the three months ended May 2, 2020 is summarized below:

	Number of Options	Weighted Average Exercise Price
Outstanding at January 31, 2020	679,044	$14.46
Granted	—	—
Exercised	(800)	7.36
Forfeited	(48,374)	12.83
Canceled	(1,400)	7.36

Outstanding at May 2, 2020	628,470	$14.61

Set forth below is a summary of options outstanding at May 2, 2020:

	Outstanding			Exercisable
Range of Exercise prices	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Number of Shares	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Life
$5.00-10.00	42,281	$7.98	2.0	42,281	$7.98	2.0
$10.01-15.00	364,464	$13.63	5.5	319,166	$13.65	5.3
$15.01-20.00	221,725	$17.48	7.5	128,871	$16.92	7.1

	628,470	$14.61	6.0	490,318	$14.02	5.5

As of May 2, 2020, there was approximately $0.6 million of unrecognized compensation expense related to stock options which is expected to be recognized over a weighted average period of approximately 1.3 years.

Restricted Stock Units, Performance Based Restricted Stock Units and Restricted Stock Awards

Aggregated information regarding RSU, PSU and RSA activity for the three months ended May 2, 2020 is summarized below:

	RSUs, PSUs & RSAs	Weighted Average Grant Date Fair Value
Outstanding at January 31, 2020	134,634	$16.79
Granted	197,131	7.94
Vested	(23,638)	13.00

Outstanding at May 2, 2020	308,127	$11.42

As of May 2, 2020, there was approximately $2.7 million of unrecognized compensation expense related to RSUs and RSAs which is expected to be recognized over a weighted average period of 1.1 years.

Employee Stock Purchase Plan

We have an Employee Stock Purchase Plan allowing eligible employees to purchase shares of common stock at a 15% discount from fair value on the first or last day of an offering period, whichever is less. A total of 247,500 shares were reserved for issuance under this plan. During the three months ended May 2, 2020 and May 4, 2019, there were 3,755 and 1,571 shares, respectively, purchased under this plan. As of May 2, 2020, 21,219 shares remain available under our Employee Stock Purchase Plan.

Note 14 – Income Taxes

Our effective tax rates for the period are as follows:

Three Months Ended
Fiscal 2021	(37.6)%
Fiscal 2020	19.0%

We determine our estimated annual effective tax rate at the end of each interim period based on full-year forecasted pre-tax income and facts known at that time. The estimated annual effective tax rate is applied to the year-to-date pre-tax income at the end of each interim period with the cumulative effect of any changes in the estimated annual effective tax rate being recorded in the fiscal quarter in which the change is determined. The tax effect of significant unusual items is reflected in the period in which they occur.

During the three months ended May 2, 2020, we recognized an income tax benefit of approximately $118,000. The effective tax rate in this period was directly impacted by a reduction in our forecasted operating results for fiscal 2021 and a $78,000 tax benefit related to the expiration of the statute of limitations on previously uncertain tax positions. During the three months ended May 4, 2019, we recognized an income tax expense of approximately $400,000. The effective tax rate in this period was directly impacted by a $53,000 tax benefit related to the expiration of the statute of limitations on a previously uncertain tax position and a $97,000 windfall tax benefit related to our stock.

We maintain a valuation allowance on some of our deferred tax assets in certain jurisdictions. A valuation allowance is required when, based upon an assessment of various factors, including recent operating loss history, anticipated future earnings, and prudent and reasonable tax planning strategies, it is more likely than not that some portion of the deferred tax assets will not be realized.

Unrecognized tax benefits represent the difference between tax positions taken or expected to be taken in a tax return and the benefits recognized for financial reporting purposes. As of May 2, 2020, our cumulative unrecognized tax benefits totaled $319,000 compared to $362,000 as of January 31, 2020. Besides the expiration of the statute of limitations on a previously uncertain tax position, there were no other developments affecting our unrecognized tax benefits during the quarter ended May 2, 2020.

Note 15 – Segment Information

We report two segments: Product Identification (“PI”) and Test & Measurement (“T&M”). We evaluate segment performance based on the segment profit (loss) before corporate expenses.

Summarized below are the Revenue and Segment Operating Profit (Loss) for each reporting segment:

	Three Months Ended
	Revenue		Segment Operating Profit (Loss)
(In thousands)	May 2, 2020	May 4, 2019	May 2, 2020	May 4, 2019
PI	$22,380	$23,591	$3,146	$2,886
T&M	8,539	12,590	(156)	2,581

Total	$30,919	$36,181	2,990	5,467

Corporate Expenses			2,327	2,999

Operating Income			663	2,468
Other Expense, Net			(349)	(368)

Income Before Income Taxes			314	2,100
Income Tax (Benefit) Provision			(118)	400

Net Income			$432	$1,700

Note 16 – Fair Value

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The following tables provide a summary of the financial liabilities that are measured at fair value as of May 2, 2020 and January 31, 2020:

Liabilities measured at fair value:	Fair value measurement at May 2, 2020				Fair value measurement at January 31, 2020
(In thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cross-Currency Interest Rate Swap Contract (included in Other Long-Term Liabilities)	$—	$192	$—	$192	$—	$250	$—	$250
Interest Rate Swap Contract (included in Other Long-Term Liabilities)	—	202	—	202	—	96	—	96
Earnout Liability (included in Other Long-Term Liabilities)	—	—	—	—	—	—	14	14

Total Liabilities	$—	$394	$—	$394	$—	$346	$14	$360

We use the market approach to measure fair value of our derivative instruments. Derivative instruments were measured at fair value using readily observable market inputs, such as quotations on interest rates and foreign exchange rates, and are classified as Level 2 because they are over-the-counter contracts with a bank counterparty that are not traded in an active market.

Assets and Liabilities Not Recorded at Fair Value

Our long-term debt, including the current portion of long-term debt not reflected in the financial statements at fair value, is reflected in the table below:

	May 2, 2020
	Fair Value Measurement				Carrying Value
(In thousands)	Level 1	Level 2	Level 3	Total
Long-Term Debt and related current maturities	$—	$—	$13,227	$13,227	$13,034

	January 31, 2020
	Fair Value Measurement				Carrying Value
(In thousands)	Level 1	Level 2	Level 3	Total
Long-Term Debt and related current maturities	$—	$—	$13,258	$13,258	$13,034

The fair value of our long-term debt, including the current portion, is estimated by discounting the future cash flows using current interest rates at which similar loans with the same maturities would be made to borrowers with similar credit ratings and is classified as Level 3.

Note 17 – Subsequent Events

Payroll Protection Program Loan

On May 6, 2020, we entered into a loan agreement with, and executed a promissory note in favor of Greenwood Credit Union (“Greenwood”) pursuant to which we borrowed $4.4 million (the “ PPP Loan”) from Greenwood pursuant to the Paycheck Protection Program (“PPP”) administered by the United States Small Business Administration (the “SBA”) and authorized by the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), enacted on March 27, 2020.

The terms of the PPP Loan were subsequently revised in accordance with the provisions of the Paycheck Protection Flexibility Act of 2020 (the “PPP Flexibility Act”) which was enacted on June 5, 2020.

The PPP Loan, which will mature on the fifth anniversary of the date on which we submit our request for forgiveness with respect to the PPP Loan, is unsecured and bears interest at a rate of 1.0% per annum. The PPP Loan may be prepaid at any time without penalty. The Loan Agreement and Promissory Note include customary provisions for a loan of this type, including prohibitions on our payment of dividends or repurchase of shares of our stock while the PPP Loan remains outstanding. The Loan Agreement and Promissory Note also include events of default relating to, among other things, payment defaults, breaches of the provisions of the Loan Agreement or the Promissory Note, and cross-defaults on other loans.

Subject to the limitations and conditions set forth in the CARES Act, the PPP Flexibility Act, and the regulations and guidance provided by the SBA with respect to the PPP, a portion of the PPP Loan in an amount up to the amount of the PPP Loan proceeds that we spend on payroll, rent, utilities and interest on certain debt during the twenty-four-week period following incurrence of the PPP Loan, may be forgiven under the PPP. The amount of the PPP Loan to be forgiven in respect of rent, utilities and interest on certain debt will be capped at 40% of the forgiven amount, with the remaining forgiven amount allocated to payroll costs. We intend to utilize the proceeds of the PPP Loan in a manner which will enable us to qualify for forgiveness of the PPP Loan. However, no assurance can be provided that all or any portion of the PPP Loan will be forgiven.

Letter Agreement with Bank of America

On June 22, 2020, we entered into a Letter Agreement with Bank of America, N.A. Pursuant to that agreement, Bank of

America agreed to waive compliance with certain financial covenants in our Credit Agreement related to our consolidated leverage ratio and consolidated EBITDA (as defined in the Credit Agreement) for the measurement period ending May 2, 2020. The Letter Agreement imposes an additional financial covenant that requires us to have, as of June 30, 2020, consolidated EBITDA of not less than $9.5 million on a trailing twelve-months basis, and to report our compliance with such covenant on or before August 15, 2020. The Letter Agreement provides that such covenant will not be tested until August 15, 2020 and we do not expect to be in compliance with the covenants at the time, hence constituting an immediate event of default under the Credit Agreement. However, we and Bank of America are actively negotiating the terms of an amendment to restructure the Credit Agreement that would provide for mutually acceptable revised financial and operational covenants and other mutually acceptable revised terms and we both fully expect that amendment to be executed prior to August 15, 2020. The effect of the Letter Agreement therefore is to give both parties sufficient time to complete the relevant documentation and also enable us to execute the amendment by that deadline.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Business Overview

This section should be read in conjunction with our condensed consolidated financial statements included elsewhere herein and our Annual Report on Form 10-K for the fiscal year ended January 31, 2020.

AstroNova is a multi-national enterprise that leverages its proprietary data visualization technologies to design, develop, manufacture, distribute and service a broad range of products that acquire, store, analyze and present data in multiple formats. We organize our structure around a core set of competencies, including research and development, manufacturing, service, marketing and distribution. We market and sell our products and services through the following two segments:

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

•

Test and Measurement (“T&M”) – offers a suite of products and services that acquire data from local and networked data streams and sensors as well as wired and wireless networks. The T&M segment includes a line of aerospace printers that are used to print hard copies of data required for the safe and efficient operation of aircraft including navigation maps, clearances, arrival and departure procedures, flight itineraries, weather maps, performance data, passenger data, and various air traffic control data. Aerospace products also include aircraft networking systems for high-speed onboard data transfer.

We market and sell our products and services globally through a diverse distribution structure of direct sales personnel, manufacturers’ representatives and authorized dealers that deliver a full complement of branded products and services to customers in our respective markets. Our growth strategy centers on organic growth through product innovation made possible by research and development initiatives, as well as strategic acquisitions that fit into or complement existing core businesses.

In fiscal 2018, we entered into an Asset Purchase and License Agreement (“Honeywell Agreement”) with Honeywell International, Inc. (“Honeywell”) pursuant to which, we acquired the exclusive perpetual world-wide license to manufacture Honeywell’s narrow format flight deck printers for the Boeing 737 and Airbus 320 aircraft. This added the two highest volume commercial aircraft programs in regular production to our product portfolio.

In March 2019, all major civil aviation authorities worldwide grounded the Boeing 737 MAX aircraft for safety reasons. In April 2019, Boeing reduced the number of 737 MAX aircraft produced per month from 52 to 42, and in January 2020, Boeing ceased production of the 737 MAX completely. Although, at this time it is not known when the Boeing 737 MAX will be certified to return to service by the various civil aviation authorities, on May 27, 2020, in anticipation of this certification, Boeing announced that it would re-start production at low initial rates and gradually increase production in the future. Once Boeing’s manufacturing dates and delivery schedules for their aircraft customers are established, we expect that Boeing and Boeing’s customers will begin to order printers from us for those aircraft. However, we expect that the adverse impact on our revenue and profitability by the production decline to date will continue until customer demand returns and that the impact will abate as demand begins to grow again.

On March 11, 2020, the World Health Organization declared COVID-19, a respiratory illness caused by a novel coronavirus, to be a pandemic. COVID-19 has spread throughout the United States and the rest of the world and has impacted all major markets in which we, our customers, our suppliers and our other business partners conduct business. Governments in affected regions have, and we expect that they will continue to implement safety precautions including quarantines, travel restrictions, business closures, cancellations of public gatherings and any other measures as they deem necessary. Many organizations and individuals, including us and our employees are taking additional steps to avoid or reduce infection, including limiting travel and working from home when possible. These measures are disrupting normal business operations both inside and outside of affected areas and have had significant negative impacts on businesses and financial markets worldwide.

Due to the COVID-19 pandemic, global air travel demand has precipitously declined, and the number of flights scheduled by airlines has been sharply curtailed. As a result, demand for aircraft by airlines has declined and is expected to remain lower for an unknown period, and thus manufacturers who make the airplanes that use our aerospace products have reduced their projected production rates across most or all of their product lines. Demand for spare products, paper, and parts and repairs has also been significantly impacted by the decline in air travel demand. While the major aircraft manufacturers have given some general statements to the public about their projected production rate changes that can be used to help align our overall production capacity, in general, we produce products according to customer forecasts and order rates and at this time, the actual rates and timing of production requirements that will materialize is uncertain. The degree and duration of the decline in future demand for aircraft and when and over what period any recovery will occur is still unknown. The decline in demand has had, and will continue to have a material adverse impact on our revenues and results of operations until demand recovers. Our strategy and operational plans are to maintain sufficient capabilities to satisfy demand as and when it occurs, while prudently adjusting costs as appropriate in the interim.

The COVID-19 pandemic has also had an adverse impact on the sales of our Product Identification hardware products due to travel restrictions, because, in most, cases customers prefer in-person demonstrations of these printers at their production sites prior to placing orders with us and those visits have been severely limited. Additionally, the widespread cancellation of trade shows, which traditionally provided an effective forum for customers to consider our products, has also had an adverse impact. A greater reliance on remote video demonstrations, sample deliveries and digital marketing has proven effective in obtaining sales, but at a lower level than traditional methods. We expect that, while our customers’ acceptance of remote methods in their buying processes may have changed permanently, the degree to which that will prove to be the case once the current COVID-19 crisis has abated is unknown. Despite favorable market reception to our recently refreshed and expanded product lines, we expect that the level of hardware sales will remain lower until it is possible for our direct sales force and distributors to travel to visit customers and attend and present products at trade shows. The same dynamic has also affected our Test and Measurement product lines.

Shortly after the COVID-19 crisis began, we experienced a somewhat greater demand for ink, toner, media and parts supplies that are used in our digital label printers. In addition to the strong demand from our food & beverage customers, we have also seen increased demand coming from customers selling products that have experienced higher demand as a result of the COVID-19 crisis, such as, certain medical, janitorial and sanitation related products. We do not know how long this trend will continue. However, although we have had to occasionally extend our lead times because of some temporary labor shortages, we have been able to adjust production and satisfy our customer demands successfully, and being a reliable supplier is one of the characteristics on which we compete.

Since the COVID-19 pandemic began to impact us in early March, we have closely monitored the government and health authority recommendations applicable to us and have made modifications to our operations including requiring most non-production related team members to work remotely. While some inefficiencies related to remote work have occurred, overall effectiveness and productivity has been satisfactorily maintained. At the same time we have maintained sufficient capacity and employment levels in our manufacturing facilities located in West Warwick, Rhode Island, as well as in our manufacturing facilities in Canada and Germany to satisfy customer demand and related contractual commitments, despite a higher than normal level of absenteeism due to the ancillary impacts of the pandemic. We believe that as a result of a variety of heightened cleaning and sanitization standards, as well as several new health and safety protocols, procedures and workplace modifications implemented to safeguard our team members, the incidence of COVID-19 disease among our employees has thus far been limited. We know of only one case of COVID-19 among our teammates, and that individual returned to work, after completing the required quarantine period. Though the government mandated COVID-19 restrictions have begun to lessen in Rhode Island where our main production and office is located , if the COVID-19 crisis were to worsen it could have further material adverse impacts on our ability to maintain workforce levels, productivity and output. As a result, we are maintaining current precautions for the near-term.

In response to the COVID-19 pandemic and related economic dislocation, we are pursuing a variety of expense reduction and cash preservation initiatives. In connection with that effort, on April 27, 2020, our board of directors decided to suspend our quarterly cash dividend beginning with the second quarter of our fiscal year 2021. We have also reduced our direct labor staffing levels modestly in response to the COVID-19 crisis, while maintaining levels sufficient to compensate for inefficiencies and disruptions resulting from the implementation of COVID-19-related health and safety protocols and, in our Product Identification supplies business, to satisfy customer demand. Many of the expenses related to our aerospace product lines cannot be easily reduced because of the continued need to support our existing customers and to provide the required sales, engineering, quality, and regulatory compliance and audit activities (among others) necessary to support the demanding regulatory requirements for these product lines. We continue to monitor and examine our overall and product line-specific cost structures and customer demand patterns, and as time progresses and the near and longer-term business outlook becomes clearer, we may make additional adjustments to employment levels.

In addition to the reductions in demand for many of our products and the workforce impacts caused by the COVID-19 pandemic, we have also experienced some limited and temporary difficulties in obtaining raw materials and components for our products. These difficulties have had no meaningful negative impact on our production efficiency or our ability to satisfy customer requirements. However, more extensive and disruptive impacts may be experienced in the future, depending on how the COVID-19 pandemic and its impacts on the economy evolve.

Disruptions in the capital markets as a result of the COVID-19 outbreak have also adversely affected us, primarily because the bank lending market on which we depend has become more risk averse, leading to reduced availability of capital, higher loan pricing and less favorable terms. While we are currently negotiating the terms of an amendment to restructure our current credit facility with Bank of America, there can be no assurance that we will be successful in that negotiation or that the terms of any such restructured credit facility will be acceptable. If the negative impacts of the COVID-19 pandemic continue for a prolonged period, or become worse, and we need additional liquidity, it could have a material adverse impact on our access to capital and financial position.

Results of Operations

Three Months Ended May 2, 2020 vs. Three Months Ended May 4, 2019

Revenue by segment and current quarter percentage change over the prior year for the three months ended May 2, 2020 and May 4, 2019 were:

(Dollars in thousands)	May 2, 2020	As a % of Revenue	May 4, 2019	As a % of Revenue	% Change Over Prior Year
Product Identification	$22,380	72.4%	$23,591	65.2%	(5.1)%
T&M	8,539	27.6%	12,590	34.8%	(32.2)%

Total	$30,919	100.0%	$36,181	100.0%	(14.5)%

Revenue for the first quarter of the current year was $30.9 million, representing a 14.5% decrease compared to the previous year first quarter revenue of $36.2 million. Revenue through domestic channels for the first quarter of the current year was $19.8 million, a decrease of 9.7% from the prior year’s first quarter. International revenue for the first quarter of the current year was $11.1 million, representing 36.0% of our first quarter revenue and reflects a 21.6% decrease from the previous year first quarter, primarily as a result of lower demand by a few customers in Asia in both the Product Identification and T&M segments. Current year first quarter international revenue includes an unfavorable foreign exchange rate impact of $0.2 million.

Hardware revenue in the current quarter was $8.9 million, a 31.0% decrease compared to the prior year first quarter revenue of $12.9 million. The current quarter decrease can be attributed to both segments, as hardware revenue decreased 33.6% in the T&M segment and 24.3% in the PI segment compared to the prior year. The current quarter decrease in hardware revenue in the T&M segment is primarily due to the decline in aerospace printer sales related to the Honeywell product lines. Also contributing to the current year first quarter revenue decline in the T&M segment, was the decrease in sales of other aerospace products, as well as a decrease in sales of data acquisition recorders. These declines are a result of the continued grounding of the Boeing 737 MAX, as well as the dramatic drop in air travel related to the COVID-19 pandemic. Decreases in both QuickLabel and Trojan Label printer sales in the PI segment, which were impacted by travel and trade show restrictions, also contributed to the overall decline in hardware as sales from our new Trojan Three OPX printer were more than offset by declines in sales of QuickLabel’s QL-120, QL-300 and QL-800 and Trojan Label’s T2-Compact family of printers.

Supplies revenue in the current quarter was $19.1 million, a 3.1% decrease from the prior year’s first quarter supplies revenue of $19.7 million. The decrease in the current quarter supplies revenue as compared to the first quarter of the prior year is primarily attributable to a decrease in supplies revenue under the Honeywell Agreement. Also contributing to the current quarter decline in supplies revenue was the decrease in ink jet supplies in the Product Identification segment due to a decline in sales to a key Asian customer. The decrease in supplies revenue for the current quarter was slightly offset by an increase in TrojanLabel product supplies revenue and certain categories of QuickLabel supplies within the Product Identification segment.

Service and other revenue was $2.9 million in the current quarter, an 18.4% decrease from the prior year first quarter revenue of $3.5 million. The current quarter decrease is primarily due to lower parts and repair revenue related to the AstroNova aerospace printer product lines in the T&M segment and parts revenue in the QuickLabel product line in the PI segment.

Current year first quarter gross profit was $10.9 million, a 23.8% decrease compared to the prior year first quarter gross profit of $14.2 million. Our current quarter gross profit margin of 35.1% reflects a 430-basis point decline from the prior year’s first quarter gross profit margin of 39.4%. The lower gross profit and related profit margin for the current quarter compared to the prior year’s first quarter is primarily attributable to decreased revenue and unfavorable product mix in both the PI and T&M segments.

Operating expenses for the current quarter were $10.2 million, a 13.4% decrease compared to the prior year first quarter operating expenses of $11.8 million. Specifically, current quarter selling and marketing expenses were $5.9 million, a 12.4% decrease compared to $6.8 million in the first quarter of the prior year. The decline was primarily due to decreases in the current year in travel and entertainment, advertising and trade show expenditures, as well as decreases in employee benefit expenditures. General and administrative expenses for the current quarter were $2.3 million, a 22.4% decrease as compared to $3.0 million in the prior year first quarter. The decline in current quarter general and administrative expenses was primarily due to decreases in professional fees, travel and entertainment and employee benefit expenditures, slightly offset by an increase in outside services and an allowance for doubtful accounts, which was partially driven by customer collection concerns stemming from COVID-19. Research and development (“R&D”) expenses of $1.9 million declined 3.3% from the first quarter of the prior year R&D expenses of $2.0 million. R&D spending as a percentage of revenue for the current quarter of 6.3% increased as compared to 5.5% of revenue in the same period of the prior year.

Other expense in the first quarter of fiscal 2021 was $0.3 million, compared to other expense of $0.4 million for the first quarter of the prior year. Current quarter other expense primarily includes interest expense on our debt and revolving line of credit of $0.2 million, net foreign exchange loss of $0.2 million, offset by other income of $0.1 million. Other expense for the first quarter of fiscal 2019 consisted primarily of interest expense on debt of $0.2 million and net foreign exchange loss of $0.2 million.

The benefit for federal, state and foreign income taxes for the first quarter of the current year is $0.1 million, resulting in an effective tax rate of negative 37.6%. This rate was impacted by a reduction in internally forecasted operating results for our fiscal 2021 and a $78 thousand tax benefit related to the expiration of the statute of limitations on previously uncertain tax positions. This compares to the prior year’s first quarter tax provision of $0.4 million, which reflected a $53 thousand benefit related to the expiration of the statute of limitations on a previously uncertain tax position, and a $97 thousand windfall tax benefit related to our stock, represented and representing an effective tax rate of 19.0%.

The Company reported net income of $0.4 million or $0.06 per diluted share for the first quarter of the current year. On a comparable basis, net income for the prior year’s first quarter was $1.7 million or $0.23 per diluted share. Return on revenue was 1.4% for the first quarter of fiscal 2021 compared to 4.7% for the first quarter of fiscal 2020.

Segment Analysis

We report two segments: Product Identification and Test & Measurement and evaluate segment performance based on the segment profit before corporate and financial administration expenses. Summarized below are the Revenue and Segment Operating Profit (Loss) for each reporting segment:

	Three Months Ended
	Revenue		Segment Operating Profit (Loss)
(In thousands)	May 2, 2020	May 4, 2019	May 2, 2020	May 4, 2019
Product Identification	$22,380	$23,591	$3,146	$2,886
T&M	8,539	12,590	(156)	2,581

Total	$30,919	$36,181	2,990	5,467

Corporate Expenses			2,327	2,999

Operating Income			663	2,468
Other Expense, Net			(349)	(368)

Income Before Income Taxes			314	2,100
Income Tax (Benefit) Provision			(118)	400

Net Income			$432	$1,700

Product Identification

Total current quarter revenue from the Product Identification segment of $22.4 million decreased 5.1% compared to the same period of the prior year. The current quarter decline in revenue is primarily due to decreases in hardware and supplies revenue within the QuickLabel product group as well as a decline in hardware revenue in the TrojanLabel product group. The decline in QuickLabel revenue for the current quarter was primarily due to a decline in ink jet supply sales for a key Asian customer, as well as lower hardware sales impacted by travel and tradeshow restrictions as a result of the COVID-19 pandemic. The current quarter decline in revenue was partially offset by increased sales of TrojanLabel product supplies and QuickLabel media supplies. Product Identification’s current quarter segment operating profit was $3.1 million, reflecting a profit margin of 14.1%. This compares to the prior year’s first quarter segment profit of $2.9 million and related profit margin of 12.2%. Despite the decrease in revenue, Product Identification current year first quarter segment operating profit and margin increased compared to prior year primarily due to lower operating costs.

Test & Measurement—T&M

Revenue from the T&M segment was $8.5 million for the first quarter of the current fiscal year, a 32.2% decrease compared to revenue of $12.6 million for the same period in the prior year. The decrease in revenue for the current year is primarily attributable to the decline in sales of our aerospace product lines as a result of the Boeing 737 MAX grounding and the dramatic drop in air travel due to the impact of COVID-19. Also contributing to the decline in revenue for this segment were decreased hardware product sales for T&M data recorders and AstroNova aerospace products for programs other than the 737 MAX as a result of the drop in air travel due to the impact of COVID-19. The T&M segment also experienced a decrease in supplies and parts revenue in the aerospace product line in the current quarter. T&M’s first quarter segment operating loss was $0.2 million resulting in a negative 1.8% profit margin compared to the prior year segment operating profit of $2.6 million and related operating margin of 20.5%. Although operating costs were reduced, the decrease in sales and related product mix resulted in lower segment operating profit and related margin for the current period.

Financial Condition and Liquidity

Overview

Historically, our primary sources of short-term liquidity have been cash generated from operating activities and borrowings under our revolving credit facility. These sources have also funded a portion of our capital expenditures and contractual contingent consideration obligations. We have funded acquisitions by borrowing under bank term loan facilities. However, as the result of the decline in demand for our products, especially with respect to the 737 MAX specifically and in the aerospace market more generally as the result of the COVID-19 pandemic, it is likely that we will have to rely more heavily on external financing sources to meet our operating and capital needs until market conditions allow for our earnings and cash flow generation capabilities to improve or we are able to reduce costs sufficiently to generate more earnings and cash flow.

Conditions have deteriorated in the credit markets generally and in the bank financing market specifically, and the availability of credit has been reduced as a result of lending institutions taking a more conservative posture in response to the risks introduced by the COVID-19 pandemic. Because of the deterioration of our financial condition due to the decline in 737 MAX-related revenue and COVID-19 impacts, our first quarter operating results caused us to violate a financial covenant in our Credit Agreement with Bank of America. Specifically, under the terms of our current Credit Agreement we are obligated to maintain, as of the end of each fiscal quarter, a minimum EBITDA (as defined in the agreement) of $9.5 million on a trailing twelve-months basis and a maximum consolidated leverage ratio of 3.0 to 1.0. Our actual EBITDA was below the required level for the period ended May 2, 2020. However, on June 22, 2020, we entered into a letter agreement with Bank of America, N.A. (the “Letter Agreement”), wherein Bank of America agreed to waive compliance with both of those financial covenants for the measurement period ended May 2, 2020. The Letter Agreement requires us to have, as of June 30, 2020, consolidated EBITDA of not less than $9.5 million on a trailing twelve-months basis, and to report our compliance with such covenant on or before August 15, 2020. The Letter Agreement provides that such covenant will not be tested until August 15, 2020 and we do not expect to be in compliance with the covenants at the time, hence constituting an immediate event of default under the Credit Agreement. However, we and Bank of America are actively negotiating the terms of an amendment to restructure the Credit Agreement that would provide for mutually acceptable revised financial and operational covenants and other mutually acceptable revised terms and we both fully expect that amendment to be executed prior to August 15, 2020. The effect of the Letter Agreement therefore is to give both parties sufficient time to complete the relevant documentation and also enable us to execute the amendment by that deadline.

If for any reason we are unable to reach agreement with Bank of America on the restructuring of the Credit Agreement or secure alternative financing on acceptable terms prior to August 15, 2020, and the Letter Agreement were not extended or otherwise modified to eliminate any failure by us to comply with its terms or the terms of the Credit Agreement, Bank of America would have the right to declare a default, accelerate all of our outstanding indebtedness under the Credit Agreement and demand payment thereof, which demand we would be unable to satisfy. In addition, any default under the Credit Agreement that would permit Bank of America to accelerate the repayment of the indebtedness outstanding under that facility would also constitute a default under the PPP Loan and cause the indebtedness outstanding thereunder to become immediately payable. If any of the foregoing were to occur, it would have a material adverse impact on us.

Under the terms of the Letter Agreement, we are also not permitted to request any additional borrowings under the revolving line of credit through August 15, 2020, and we will not be permitted to request any such additional borrowings thereafter unless we are in compliance with the Credit Agreement. The Letter Agreement also prohibits us from making any dividend or stock repurchase payments or other restricted payments through August 15, 2020, and we will be permitted to make restricted payments thereafter only in compliance with the Credit Agreement.

During the first quarter of the current year, we borrowed an additional $5.0 million on our revolving credit facility, and at May 2, 2020 we had $11.5 million of borrowings outstanding under that facility. On May 2, 2020, our cash and cash equivalents were $11.1 million and at that date we had $6.0 million remaining available for borrowing under our revolving credit facility. Pursuant to the terms of the Fourth Amendment to the Credit Agreement, which we and Bank of America entered into in December 2019, the aggregate amount available for borrowings under the revolving line of credit will decrease to $10.0 million at the end of the third quarter of fiscal 2021. Pursuant to the Letter Agreement, we are not permitted to request any additional borrowings under the revolving line of credit through August 15, 2020.

On May 6, 2020, we entered into a Loan Agreement with and executed a promissory note in favor of Greenwood Credit Union (“Greenwood”) pursuant to which we borrowed $4.4 million (the “PPP Loan”) from Greenwood pursuant to the Paycheck Protection Program (the “PPP”) administered by the United States Small Business Administration (the “SBA”) and authorized by the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), enacted on March 27, 2020.

The terms of the PPP Loan were subsequently revised in accordance with the provisions of the Paycheck Protection Flexibility Act of 2020 (the “PPP Flexibility Act”), which was enacted on June 5, 2020.

The PPP Loan, which will mature on the fifth anniversary of the date on which we submit our request for forgiveness with respect to the PPP Loan, is unsecured and bears interest at a rate of 1.0% per annum. The PPP Loan may be prepaid at any time without penalty. The Loan Agreement and Promissory Note include customary provisions for a loan of this type, including prohibitions on our payment of dividends or repurchase of shares of our stock while the PPP Loan remains outstanding and events of default relating to, among other things, payment defaults, breaches of the provisions of the Loan Agreement or the Promissory Note and cross-defaults on other loans.

Subject to the limitations and conditions set forth in the CARES Act, the PPP Flexibility Act and the regulations and guidance provided by the SBA with respect to the PPP, a portion of the PPP Loan in an amount up to the amount of the PPP Loan proceeds we spend on payroll, rent, utilities and interest on certain debt during the twenty-four week period following incurrence of the PPP Loan may be forgiven under the PPP. The amount of the PPP Loan to be forgiven in respect of rent, utilities and interest on certain debt will be capped at 40% of the forgiven amount, with the remaining forgiven amount allocated to payroll costs. We intend to apply for forgiveness of the PPP Loan. However, no assurance can be provided that all or any portion of the PPP Loan will be forgiven.

As a result of the impact of the COVID-19 pandemic, our customers may also experience liquidity pressure and be unable to pay us for products on a timely basis. During the first quarter we experienced a limited number of cases in which certain of our aerospace customers failed to pay us on a timely basis and we increased our reserves for potential losses on those accounts. We also wrote off a small receivable from an airline that has declared bankruptcy. If the impact of the COVID-19 crisis continues for a prolonged period of time or worsens, we may experience further similar, but more material adverse impacts on our results and financial condition.

Our backlog decreased 2.8% from year-end to $25.9 million at the end of the first quarter of fiscal 2021.

Indebtedness

We and our wholly owned Danish subsidiaries, ANI ApS and TrojanLabel ApS (collectively, the “Parties”), are parties to a credit agreement (“Credit Agreement”) with Bank of America, N.A. The Credit Agreement and its subsequent amendments through fiscal 2019 provided for a secured credit facility consisting of a term loan to ANI ApS in the principal amount of $9.2 million, a term loan to us in the principal amount of $15.0 million and a $10.0 million revolving credit facility. On December 9, 2019, the Parties entered into a Fourth Amendment (the “Fourth Amendment”) to the Credit Agreement. The Fourth Amendment amended the Credit Agreement to, among other things, (i) increase the aggregate amount available to us for borrowings under the revolving line of credit from $10.0 million to $17.5 million through the third quarter of fiscal 2021 and (ii) modify the financial covenants with which we must comply thereunder by excluding certain capital expenditures from the calculation of our consolidated fixed charge coverage ratio, providing that the minimum consolidated fixed charge coverage ratio covenant will be suspended through the second quarter of fiscal 2021, and adding a minimum consolidated EBITDA covenant commencing with the fourth quarter of fiscal 2020 and continuing through the second quarter of fiscal 2021.

See Note 17 of the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for a discussion of the letter agreement we entered into with Bank of America on June 22, 2020, which, among other things, suspends our access to the revolving line of credit under the Credit Agreement on the terms described therein.

Both term loans bear interest at a rate per annum equal to the LIBOR rate plus a margin that varies within a range of 1.0% to 1.5% based on our consolidated leverage ratio.

In connection with our entry into the Credit Agreement, ANI ApS entered into a hedging agreement to manage the variable interest rate risk and currency risk associated with its payments in respect to the term loan. Under this combined arrangement, payments of principal and interest with respect to approximately $8.9 million of the principal of the term loan will be made in Danish Kroner, and interest on such principal amount will be payable at a fixed rate of 0.67% per annum for the entire term, subject only to potential changes based on our consolidated leverage ratio. Additionally, we entered into a hedging agreement to manage the variable interest rate risk associated with our payments with respect to the $15.0 million term loan. Under this combined arrangement, interest will be payable at a fixed rate of 2.04% per annum for the entire term, plus an incremental margin of 1.0% to 1.5%, based on our consolidated leverage ratio.

Revolving credit loans may be borrowed, at our option, in U.S. Dollars or, subject to certain conditions, Euros, British Pounds, Canadian Dollars or Danish Kroner. Amounts borrowed under the revolving credit facility bear interest at a rate per annum equal to, at our option, either (a) the LIBOR rate (or, in the case of revolving credit loans denominated in a currency other than U.S. Dollars, the applicable quoted rate), plus a margin that varies within a range of 1.0% to 1.5% based on our consolidated leverage ratio, or (b) a fluctuating reference rate equal to the highest of (i) the federal funds’ rate plus 0.50%, (ii) Bank of America’s publicly announced prime rate or (iii) the LIBOR rate plus 1.00%, plus a margin that varies within a range of 0.0% to 0.5% based on our consolidated leverage ratio. We are required to pay a commitment fee on the undrawn portion of the revolving credit facility at the rate of 0.25% per annum. Outstanding borrowings under the revolving credit line during fiscal 2020 bear interest at a weighted average annual rate of 2.52% and we paid $73,000 of interest expense for revolving credit line borrowings for the three months ended May 2, 2020.

The obligations of ANI ApS in respect of the $9.2 million term loan are guaranteed by us and TrojanLabel ApS. Our obligations in respect of the $15.0 million term loan, revolving credit facility and its guarantee in respect of the ANI ApS term loan are secured by substantially all of our assets (including a pledge of a portion of the equity interests we hold in ANI ApS and our wholly owned German subsidiary, AstroNova GmbH), subject to certain exceptions.

The Lender is entitled to accelerate repayment of the loans and to terminate its revolving credit commitment under the Credit Agreement upon the occurrence of any of various customary events of default.

The Parties must comply with various customary financial and non-financial covenants under the Credit Agreement.

We would not comply with certain financial covenants in the amended Credit Agreement if Bank of America had not agreed to waive compliance with those covenants pursuant to the Letter Agreement we entered into with Bank of America on June 22, 2020. We and Bank of America are actively negotiating the terms of an amendment to restructure the Credit Agreement that would provide for mutually acceptable revised financial and operational covenants and other mutually acceptable revised terms; however, no assurance can be given that we will succeed in this effort. If we are successful in negotiating the terms of this amendment, we expect the amended Credit Agreement to provide for, among other things, substantial changes to the structure of the credit facility as it relates to the loans currently outstanding thereunder that were borrowed by AstroNova, Inc.’s subsidiary TrojanLabel ApS. We expect that all loans under the amended Credit Agreement would be direct obligations of AstroNova, Inc. We also expect that the amended Credit Agreement would prohibit our paying dividends on or repurchasing our capital stock and making certain other restricted payments.

Cash Flow

Our statements of cash flows for the three months ended May 2, 2020 and May 4, 2019 are included on page 8 of this report. Net cash provided by operating activities was $3.4 million for the first quarter of fiscal 2021 compared to $1.0 million for the same period of the previous year. The increase in net cash provided by operations for the first three months of the current year is primarily due to the decrease in cash used for working capital. The combination of changes in accounts receivable, inventory, income taxes, accounts payable and accrued expenses provided cash of $1.2 million for the first three months of fiscal 2021, compared to $3.1 million of cash used for the same period in fiscal 2020.

Our accounts receivable balance decreased to $18.5 million at the end of the first quarter compared to $19.8 million at year end. The $1.3 million decrease in the accounts receivable balance from year end is directly related to the decrease in sales for the first quarter of the current year. Days sales outstanding for the first quarter of the current year was 54 compared to 55 days at prior year end.

Our inventory balance was $32.6 million at the end of the first quarter of fiscal 2021, compared to $33.9 million at year end and inventory days on hand decreased to 146 days at the end of the current quarter from 151 days at year end. The current period decrease in inventory is directly related to a reduction in our forecasted operating results for fiscal 2021 which resulted in lower inventory purchases and lower inventory needed in the Product Identification segment due to the prior year build-up related to the QL-120 printer product.

The net increased cash position at May 2, 2020 primarily resulted from the contribution from cash provided by operations of $3.4 million, along with the $5.0 million borrowing under our revolving line of credit. This increase was slightly offset by payments of the guaranteed royalty obligation under the Honeywell Agreement of $0.5 million, cash used to acquire property, plant and equipment of $0.6 million, and payment of our quarterly dividend of $0.5 million.

Contractual Obligations, Commitments and Contingencies

There have been no material changes to our contractual obligations as disclosed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2020, other than those which occur in the ordinary course of business.

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

While we believe that the factors considered provide a meaningful basis for the accounting policies applied in the preparation of the condensed consolidated financial statements, we cannot guarantee that our estimates and assumptions will be accurate. As the determination of these estimates requires the exercise of judgment, actual results may differ from those estimates, and such differences may be material to our condensed consolidated financial statements. There have been no material changes to the application of critical accounting policies as disclosed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2020.

Forward-Looking Statements

This Quarterly Report on Form 10-Q may contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are not statements of historical fact, but rather reflect our current expectations concerning future events and results. We generally use the words “believes,” “expects,” “intends,” “plans,” “anticipates,” “likely,” “continues,” “may,” “will,” and similar expressions to identify forward-looking statements. Such forward-looking statements, including those concerning our expectations, involve risks, uncertainties and other factors, some of which are beyond our control, which may cause our actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements. Factors which could cause actual results to differ materially from those anticipated include, but are not limited to (a) the impact of the ongoing COVID-19 pandemic on us, our customers, our suppliers and the global economy; (b) general economic, financial and business conditions; (c) declining demand in the test and measurement markets, especially defense and aerospace; (d) competition in the specialty printer industry; (e) our ability to develop and introduce new products and achieve market acceptance of these products; (f) competition in the data acquisition industry; (g) the impact of changes in foreign currency exchange rates on the results of operations; (h) the ability to successfully integrate acquisitions and realize benefits from divestitures; (i) our ability to restructure the terms of our current credit facility and to otherwise manage our indebtedness; (j) our ability to obtain financing for working capital and capital expenditures; (k) the business abilities and judgment of personnel and changes in business strategy; (l) the efficacy of research and development investments to develop new products; (m) the launching of significant new products which could result in unanticipated expenses; (n) bankruptcy or other financial problems at major suppliers or customers that could cause disruptions in our supply chain or difficulty in collecting amounts owed by such customers; (o) any technology disruption or delay in implementing new technology; (p) a material security breach or cybersecurity attack impacting our business and our relationship with customers and (q) other risks included under “Item 1A-Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended January 31, 2020. We assume no obligation to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by law.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

During the three months ended May 2, 2020, there were no material changes to our market risk disclosures as set forth in Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended January 31, 2020.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to have materially affected, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that most of our non-production employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 situation with respect to our internal controls to minimize the potential impact on their design and operational effectiveness.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

There are no pending or threatened legal proceedings against us that we believe to be material to our financial position or results of operations.

Item 1A.	Risk Factors

This section augments and updates certain risk factors disclosed in Item 1A of Part I of our Annual Report on Form 10-K for the year ended January 31, 2020 (the “Annual Report”). We are providing the following information regarding changes that have occurred to the previously disclosed risk factors in our Annual Report on Form 10-K. In addition to the other information in this Quarterly Report on Form 10-Q, all risk factors should be carefully considered in evaluating us and our common stock. Any of these risks, many of which are beyond our control, could materially and adversely affect our financial condition, results of operations or cash flows, or cause our actual results to differ materially from those projected in any forward-looking statements. We may also face other risks and uncertainties that are not presently known, are not currently believed to be material, or are not identified below because they are common to all businesses. Past financial performance may not be a reliable indicator of future performance, and historical trends should not be used to anticipate results or trends in future periods. For more information, see “Forward-Looking Statements” elsewhere in this Quarterly Report.

The ongoing COVID-19 pandemic has adversely affected and will likely continue to adversely affect our revenues, results of operations and financial condition.

Our business has been and will likely continue to be materially adversely affected by the widespread outbreak of contagious disease, including the recent outbreak of respiratory illness caused by a novel coronavirus known as COVID-19. COVID-19 has been declared by the World Health Organization to be a “pandemic” and has spread to many of the countries in which we, our customers, our suppliers and our other business partners do business. National, state and local governments in affected regions have implemented and may continue to implement safety precautions, including quarantines, travel restrictions, business closures, cancellations of public gatherings and other measures. Other organizations and individuals are taking additional steps to avoid or reduce infection, including limiting travel and staying home from work. These measures are disrupting normal business operations both inside and outside of affected areas and have had significant negative impacts on businesses and financial markets worldwide.

We continue to monitor our operations and government recommendations and have made modifications to our normal operations because of the COVID-19 outbreak, including requiring most non-production related team members to work remotely. We have maintained a substantial portion of our manufacturing operational capacity at our manufacturing facilities located in West Warwick, Rhode Island, as well as our manufacturing facilities in Canada and Germany, at this time, and we have instituted heightened cleaning and sanitization standards and several health and safety protocols and procedures to safeguard our team members. However, we have experienced a number of adverse impacts as a result of the COVID-19 outbreak, including reductions in demand for our products, delays and cancellations of orders for our products, difficulties in obtaining raw materials and components for our products, shortages of labor to manufacture our products, inefficiencies caused by remote workers’ difficulties in performing their normal work outputs, closures of the facilities of some of our suppliers and customers, and delays in collecting accounts receivable.

While it is not possible at this time to estimate the full scope of the impact that COVID-19 will have on our business, customers, suppliers or other business partners, we expect that the continued spread of COVID-19, the measures taken by the governments of affected countries, actions taken to protect employees, and the impact of the pandemic on all business activities to further adversely impact our operational capacity and the efficiency of our team members and will continue to materially adversely affect our results of operations and financial condition.

The adverse effect of COVID-19 on our business has negatively impacted our ability to comply with the covenants governing our credit facility, and disruptions in the credit and capital markets as a result of COVID-19 have and may continue to adversely affect the terms on which we are able to obtain new financing.

The aerospace industry, which we serve through our aerospace product line, has been significantly disrupted by the COVID-19 outbreak, both inside and outside of the United States. The decline in air travel has had and will continue to have a material adverse impact on our financial results, the ultimate scope of which we cannot estimate at this time. Should one or more of our airplane OEM manufacturing customers or a significant number of airline customers fail to continue business as a going concern, declare bankruptcy, or otherwise reduce the demand for our products as a result of the impact of the COVID-19 pandemic, it would have a material adverse impact on our business operations and financial results.

If we are unable to successfully negotiate an amendment to our credit agreement with Bank of America or secure alternative financing, our business and financial condition could be materially adversely affected.

Our credit agreement with Bank of America requires us, among other things, to satisfy certain financial ratios and conditions on an ongoing basis. Specifically, we are required to maintain minimum EBITDA (as defined in the credit agreement) of $9.5 million on a trailing twelve-months basis and our consolidated leverage ratio is not permitted to exceed 3.0 to 1.0, in each case as of the end of each fiscal quarter. Our actual EBITDA dropped below the required level for such period ended May 2, 2020, primarily as a result of the declines in our revenue attributable to the reduced demand for aircraft cockpit printers for the Boeing 737 MAX aircraft and the reduced demand for aircraft driven by the global reduction in air travel caused by the COVID-19 outbreak. While we entered into a Letter Agreement with Bank of America on June 22, 2020 that, among other things, waived our noncompliance with the financial covenants in the credit agreement noted above for the measurement period ending May 2, 2020, the Letter Agreement requires us to have, as of June 30, 2020, a consolidated EBITDA of not less than $9.5 million on a trailing twelve month basis, and to report our compliance with such additional covenant on or before August 15, 2020. While we and Bank of America have agreed in the Letter Agreement that this additional covenant will not be tested until August 15, 2020, we do not expect to comply with this additional covenant when it is tested. If an event of default occurs with respect to our obligations under the credit agreement, Bank of America is entitled to declare all of our outstanding borrowings under the credit agreement immediately due and payable. In addition, the loan agreement governing our PPP Loan includes a cross-default provision whereby a default under other debt facilities could result in a default and acceleration of our repayment obligations under the PPP Loan. While we are actively negotiating an amendment to restructure the terms of our credit agreement with Bank of America, there can be no assurance that we will be able to successfully complete such amendment or secure alternative financing on acceptable terms or at all. If we are unable to renegotiate the terms of our credit agreement or secure alternative financing and Bank of America declares our outstanding borrowings immediately due and payable, we would be unable to satisfy that demand. If that occurred it would have a material adverse impact on us.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the first quarter of fiscal 2021, we made the following repurchases of our common stock:

	Total Number of Shares Repurchased		Average Price paid Per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Be Purchased Under the Plans or Programs
February 1 – February 29	—		—		—	—
March 1 – March 31	5,570	(a)(b)	6.92	(a)(b)	—	—
April 1 – April 30	—		—		—	—

(a)

An executive of the Company delivered 402 shares of the Company’s common stock toward the satisfaction of taxes due with respect to vesting of restricted shares. The shares delivered were valued at a weighted-average market value of $9.38 per share and are included with treasury stock in the consolidated balance sheet. These transactions were not part of a publicly announced purchase plan or program.

(b)

Executives of the Company delivered 5,168 shares of the Company’s common stock toward the satisfaction of taxes due with respect to vesting of restricted shares. The shares delivered were valued at a weighted-average market value of $6.73 per share and are included with treasury stock in the consolidated balance sheet. These transactions were not part of a publicly announced purchase plan or program.

Item 5. Other Information

We are providing the following information under this Item 5 in lieu of reporting the information under Item 1.01, “Entry Into a Material Definitive Agreement,” of a Current Report on Form 8-K with a due date on or after the date hereof:

On June 22, 2020, we entered into a Letter Agreement with Bank of America, N.A. relating to the testing of certain financial covenants included in the credit agreement dated as of February 28, 2017 between us, our wholly owned Danish subsidiaries, ANI ApS and TrojanLabel ApS and Bank of America, as amended to date. Pursuant to that agreement, Bank of America has agreed to waive the testing of the financial covenants set forth in the credit agreement related to our consolidated leverage ratio and consolidated EBITDA (as defined in the credit agreement) for the measurement period ending May 2, 2020. The Letter Agreement requires us to have, as of June 30, 2020, a consolidated EBITDA of not less than $9.5 million on a trailing twelve-months basis, and to report our compliance with such requirement on or before August 15, 2020. The Letter Agreement provides that such covenant will not be tested until August 15, 2020. Under the terms of the Letter Agreement we are not permitted to request any additional borrowings under the revolving line of credit under the credit agreement through August 15, 2020, and we will not be permitted to request any such additional borrowings thereafter unless we are in compliance with the credit agreement. The Letter Agreement also prohibits us from making any dividend or stock repurchase payments or other restricted payments through August 15, 2020, and we will be permitted to make restricted payments thereafter only in compliance with the credit agreement.

The description of the Letter Agreement is qualified in its entirety by reference to the full text of the Letter Agreement, a copy of which is attached hereto as Exhibit 10.3 and is incorporated herein by reference.

Item 6.	Exhibits

3A	Restated Articles of Incorporation of the Company and all amendments thereto, filed as Exhibit 3A to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2016 and incorporated by reference herein.

3B	By-laws of the Company as amended to date, filed as Exhibit 3B to the Company’s Annual Report on Form 10-K/A for the fiscal year ended January 31, 2008 (File no. 000-13200) and incorporated by reference herein.

10.1	Loan Agreement effective as of May 6, 2020, by and between Astronova, Inc. and Greenwood Credit Union.

10.2	Promissory Note dated May 6, 2020, by and between Astronova, Inc. and Greenwood Credit Union.

10.3	Letter of Agreement dated June 22, 2020 between AstroNova, Inc. and Bank of America , N.A.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from Registrant’s Quarterly Report on Form 10-Q for the period ended May 2, 2020, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Shareholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to the Condensed Consolidated Financial Statements. Filed electronically herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASTRONOVA, INC.
(Registrant)

Date: June 26, 2020	By	/s/ Gregory A. Woods
Gregory A. Woods,
President and Chief Executive Officer
(Principal Executive Officer)

	By	/s/ David S. Smith
David S. Smith,
Vice President, Chief Financial Officer and Treasurer (Principal Accounting Officer and Principal Financial Officer)