Form 10-Q
period 2020-08-01
AstroNova, Inc.
filed 2020-09-09
CIK 8146

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 1, 2020
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
The number of shares of the registrant’s common stock, $.05 par value per share, outstanding as of September
4
, 2020 was 7,168,424.

ASTRONOVA, INC.

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements
ASTRONOVA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, Except Share Data)

	August 1, 2020	January 31, 2020
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$11,235	$4,249
Accounts Receivable, net	14,816	19,784
Inventories, net	32,368	33,925
Prepaid Expenses and Other Current Assets	2,899	2,193

Total Current Assets	61,318	60,151
Property, Plant and Equipment, net	11,466	11,268
Intangible Assets, net	23,436	25,383
Goodwill	12,552	12,034
Deferred Tax Assets, net	5,103	5,079
Right of Use Assets	1,541	1,661
Other Assets	1,063	1,088

TOTAL ASSETS	$116,479	$116,664

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts Payable	$5,127	$4,409
Accrued Compensation	2,575	2,700
Other Liabilities and Accrued Expenses	3,637	4,711
Current Portion of Long-Term Debt	4,392	5,208
Revolving Credit Facility	2,000	6,500
Current Liability – Royalty Obligation	2,000	2,000
Current Liability – Excess Royalty Payment Due	147	773
Deferred Revenue	351	466

Total Current Liabilities	20,229	26,767
Long-Term Debt, net of current portion	9,859	7,715
Royalty Obligation, net of current portion	7,087	8,012
Long-Term Debt – PPP Loan	4,422	—
Lease Liabilities, net of current portion	1,191	1,279
Other Long-Term Liabilities	652	1,081
Deferred Tax Liabilities	482	435

TOTAL LIABILITIES	43,922	45,289
SHAREHOLDERS’ EQUITY
Common Stock, $0.05 Par Value, Authorized 13,000,000 shares; Issued 10,412,254 shares and 10,343,610 shares at August 1 , 2020 and January 31, 2020, respectively	520	517
Additional Paid-in Capital	57,284	56,130
Retained Earnings	49,236	49,298
Treasury Stock, at Cost, 3,295,188 and 3,281,701 shares at August 1, 2020 and January 31, 2020, respectively	(33,568)	(33,477)
Accumulated Other Comprehensive Loss, net of tax	(915)	(1,093)

TOTAL SHAREHOLDERS’ EQUITY	72,557	71,375

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$116,479	$116,664

See Notes to condensed consolidated financial statements (unaudited).

ASTRONOVA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended		Six Months Ended
	August 1, 2020	August 3, 2019	August 1, 2020	August 3, 2019
Revenue	$27,658	$33,468	$58,578	$69,649
Cost of Revenue	17,871	21,491	37,935	43,433

Gross Profit	9,787	11,977	20,643	26,216
Operating Expenses:
Selling and Marketing	5,555	6,413	11,481	13,178
Research and Development	1,493	1,785	3,433	3,792
General and Administrative	2,535	2,616	4,861	5,615

Operating Expenses	9,583	10,814	19,775	22,585

Operating Income	204	1,163	868	3,631
Other Income (Expense), net	328	(183)	(23)	(550)

Income Before Income Taxes	532	980	845	3,081
Income Tax Provision	529	29	411	429

Net Income	$3	$951	$434	$2,652

Net Income per Common Share - Basic:	$0 .00	$0.14	$0.06	$0.38

Net Income per Common Share - Diluted:	$0.0 0	$0.13	$0.06	$0.36

Weighted Average Number of Common Shares Outstanding:
Basic	7,105	7,021	7,089	6,996
Diluted	7,123	7,371	7,114	7,310
See Notes to condensed consolidated financial statements (unaudited).

ASTRONOVA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	August 1, 2020	August 3, 2019	August 1, 2020	August 3, 2019
Net Income	$3	$951	$434	$2,652
Other Comprehensive Income (Loss), Net of Taxes:
Foreign Currency Translation Adjustments	351	(81)	210	(253)
Change in Value of Derivatives Designated as Cash Flow Hedge	(229)	(116)	(270)	—
Losses (Gains) from Cash Flow Hedges Reclassified to Income Statement	232	(60)	193	(204)

Cross-Currency Interest Rate Swap Termination	45	—	45	—
Other Comprehensive Income (Loss)	399	(257)	178	(457)

Comprehensive Income	$402	$694	$612	$2,195

See Notes to condensed consolidated financial statements (unaudited).

ASTRONOVA, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
($ In Thousands, Except per Share Data)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount
Balance February 1, 2020	10,343,610	$517	$56,130	$49,298	$(33,477)	$(1,093)	$71,375
Share-Based Compensation	—	—	495	—	—	—	495
Employee Option Exercises	4,456	—	32	—	—	—	32
Restricted Stock Awards Vested, net	23,638	1	(1)	—	(54)	—	(54)
Common Stock – Cash Dividend - $0.07 per share	—	—	—	(497)	—	—	(497)
Net Income	—	—	—	432	—	—	432
Other Comprehensive Loss	—	—	—	—	—	(221)	(221)

Balance May 2, 2020	10,371,704	$518	$56,656	$49,233	$(33,531)	$(1,314)	$71,562
Share-Based Compensation	—	—	601	—	—	—	601
Employee Option Exercises	4,874	—	29	—	—	—	29
Restricted Stock Awards Vested, net	35,676	2	(2)	—	(37)	—	(37)
Net Income	—	—	—	3	—	—	3
Other Comprehensive Income	—	—	—	—	—	399	399

Balance August 1, 2020	10,412,254	$520	$57,284	$49,236	$(33,568)	$(915)	$72,557

	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount
Balance February 1, 2019	10,218,559	$511	$53,568	$49,511	$(32,997)	$(818)	$69,775
Share-Based Compensation	—	—	601	—	—	—	601
Employee Option Exercises	27,990	1	306	—	(11)	—	296
Restricted Stock Awards Vested, net	9,522	1	(1)	—	(69)	—	(69)
Common Stock – Cash Dividend - $0.07 per share	—	—	—	(489)	—	—	(489)
Net Income	—	—	—	1,700	—	—	1,700
Other Comprehensive Loss	—	—	—	—	—	(200)	(200)

Balance May 4, 2019	10,256,071	$513	$54,474	$50,722	$(33,077)	$(1,018)	$71,614
Share-Based Compensation	—	—	451	—	—	—	451
Employee Option Exercises	13,821	1	198	—	—	—	199
Restricted Stock Awards Vested, net	45,658	2	(2)	—	(377)	—	(377)
Common Stock – Cash Dividend - $0.07 per share	—	—	—	(493)	—	—	(493)
Net Income	—	—	—	951	—	—	951
Other Comprehensive Loss	—	—	—	—	—	(257)	(257)

Balance August 3, 2019	10,315,550	$516	$55,121	$51,180	$(33,454)	$(1,275)	$72,088

ASTRONOVA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Six Months Ended
	August 1, 2020	August 3, 2019
Cash Flows from Operating Activities:
Net Income	$434	$2,652
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	3,133	3,142
Amortization of Debt Issuance Costs	24	25
Share-Based Compensation	1,096	1,052
Changes in Assets and Liabilities:
Accounts Receivable	5,069	2,754
Inventories	1,767	(6,872)
Income Taxes	143	(2,037)
Accounts Payable and Accrued Expenses	(1,244)	533
Other	(1,258)	(237)

Net Cash Provided by Operating Activities	9,164	1,012
Cash Flows from Investing Activities:
Additions to Property, Plant and Equipment	(1,201)	(1,538)

Net Cash Used for Investing Activities	(1,201)	(1,538)
Cash Flows from Financing Activities:
Net Cash Proceeds from Employee Stock Option Plans	6	443
Net Cash Proceeds from Share Purchases under Employee Stock Purchase Plan	55	53
Net Cash Used for Payment of Taxes Related to Vested Restricted Stock	(91)	(446)
Borrowings under Revolving Credit Facility	5,000	2,000
Repayment under Revolving Credit Facility	(9,500)	—
Payment of Minimum Guarantee Royalty Obligation	(1,000)	(875)
Proceeds from Long-Term Debt – PPP Loan	4,422	—
Proceeds from Long-Term Debt Borrowings	15,232	—
Payoff of Long-Term Debt	(11,732)	—
Principal Payments of Long-Term Debt	(2,104)	(2,788)
Payment of Debt Issuance Costs	(89)	—
Dividends Paid	(497)	(982)

Net Cash Used for Financing Activities	(298)	(2,595)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(679)	110

Net Increase (Decrease) in Cash and Cash Equivalents	6,986	(3,011)
Cash and Cash Equivalents, Beginning of Period	4,249	7,534

Cash and Cash Equivalents, End of Period	$11,235	$4,523

Supplemental Disclosures of Cash Flow Information:
Cash Paid During the Period for Interest	$309	$352
Cash Paid During the Period for Income Taxes, Net of Refunds	$251	$2,469
Schedule of Non-Cash Financing Activities:
Value of Shares Received in Satisfaction of Option Exercise Price	$—	$11
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
Our business consists of two segments, Product Identification (“PI”) and Test & Measurement (“T&M”). The PI segment includes specialty printing systems and related supplies sold under the brand names QuickLabel
®
, TrojanLabel
®
and GetLabels
™
. The T&M segment includes our line of aerospace flight deck printers and test and measurement data acquisition systems sold under the AstroNova
®
brand name.
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
Unless otherwise indicated, references to “AstroNova”, “we,” “our,” and “us” in this Quarterly Report on
Form 10-Q
refer to AstroNova, Inc. and its consolidated subsidiaries.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles and reflect all adjustments consisting of normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the results of the interim periods included herein. These financial statements do not include all disclosures associated with annual financial statements and, accordingly, should be read in conjunction with our Annual Report on Form
10-K
for the fiscal year ended January 31, 2020.
The presentation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported and disclosed in the condensed consolidated financial statements and accompanying notes, including those that require consideration of forecasted financial information, in context of the unknown future impacts of
COVID-19
using information that is reasonably available to us at this time. Some of the more significant estimates relate to revenue recognition, the allowances for doubtful accounts, inventory valuation, income taxes, impairment of long-lived assets and goodwill, share-based compensation, accrued expenses, self-insurance liability accrual and warranty reserves. Management’s estimates are based on the facts and circumstances available at the time estimates are made, historical experience, risk of loss, general economic conditions and trends, and management’s assessments of the probable future outcome of these matters, including our expectations at the time regarding the duration, scope and severity of the
COVID-19
pandemic. Consequently, actual results could differ from those estimates.
Results of operations for the interim periods presented herein are not necessarily indicative of the results that may be expected for the full year.
Certain amounts in the prior year financial statements have been reclassified to conform to the current year’s presentation.

Principles of Consolidation
The accompanying condensed consolidated financial statements include the accounts of AstroNova, Inc
.
and its wholly-owned subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation.
Note 2 – Summary of Significant Accounting Policies Update
The accounting polices used in preparing the condensed consolidated financial statements in this Form
10-Q
are the same as those used in preparing our consolidated financial statements included in our Annual Report on Form
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

Revenues disaggregated by primary geographic markets and major product types are as follows:
Primary geographical markets:

	Three Months Ended		Six Months Ended
(In thousands)	August 1, 2020	August 3, 2019	August 1, 2020	August 3, 2019
United States	$17,866	$20,648	$37,655	$42,640
Europe	6,314	7,473	13,764	15,349
Canada	1,452	1,389	2,880	2,905
Central and South America	914	1,325	1,868	2,213
Asia	831	2,218	1,841	5,667
Other	281	415	570	875

Total Revenue	$27,658	$33,468	$58,578	$69,649

Major product types:

	Three Months Ended		Six Months Ended
(In thousands)	August 1, 2020	August 3, 2019	August 1, 2020	August 3, 2019
Hardware	$8,439	$12,437	$17,354	$25,355
Supplies	17,140	18,080	36,258	37,808
Service and Other	2,079	2,951	4,966	6,486

Total Revenue	$27,658	$33,468	$58,578	$69,649

Contract Assets and Liabilities
We normally do not have contract assets, which are primarily unbilled accounts receivable that are conditional on something other than the passage of time. Our contract liabilities, which represent billings in excess of revenue recognized, are related to advanced billings for purchased service agreements and extended warranties. Contract liabilities were $352,000 and $466,000 at August 1, 2020 and January 31, 2020, respectively, and are recorded as deferred revenue in the

accompanying
condensed consolidated balance sheet
.
The decrease in the deferred revenue balance during the six months ended August 1, 2020 is primarily due to approximately $429,000 of revenue recognized during the period that was included in the deferred revenue balance at January 31, 2020, offset by cash payments received in advance of satisfying performance obligations.
Contract Costs
We recognize an asset for the incremental costs of obtaining a contract with a customer if we expect the benefit of those costs to be longer than one year. We have determined that certain costs related to obtaining sales contracts for our aerospace printer products meet the requirement to be capitalized. These costs are deferred and amortized based on the forecasted number of units sold over the remaining benefit term, which we currently estimate to be approximately 6 years. The balance of these contract assets at January 31, 2020 was $944,000. We amortized $29,000 of direct costs for the six-months
ended August 1, 2020 and the balance of deferred incremental direct costs net of accumulated amortization at August 1, 2020 was $915,000, of which $59,000 is reported in other current assets and $856,000 is reported in other assets in the accompanying condensed consolidated balance sheet.

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

	Three Months Ended		Six Months Ended
	August 1, 2020	August 3, 2019	August 1, 2020	August 3, 2019
Weighted Average Common Shares Outstanding – Basic	7,105,241	7,020,890	7,089,169	6,995,679
Effect of Dilutive Options, Restricted Stock Awards and Restricted Stock Units	17,354	350,312	24,359	313,862

Weighted Average Common Shares Outstanding – Diluted	7,122,595	7,371,202	7,113,528	7,309,541

For the three and six months ended August 1, 2020, the diluted per share amounts do not reflect common equivalent shares outstanding of 901,962 and 912,508
,
respectively. For the three and six months ended August 3, 2019, the diluted per share amounts do not reflect common equivalent shares outstanding of 11,560 and 218,466
,
respectively. These outstanding common equivalent shares were not included due to their anti-dilutive effect.
Note 5 – Intangible Assets
Intangible assets are as follows:

	August 1, 2020				January 31, 2020
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Currency Translation Adjustment	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Currency Translation Adjustment	Net Carrying Amount
Miltope:
Customer Contract Relationships	$3,100	$(2,176)	$—	$924	$3,100	$(2,021)	$—	$1,079
RITEC:
Customer Contract Relationships	2,830	(1,236)	—	1,594	2,830	(1,076)	—	1,754
Non-Competition Agreement	950	(950)	—	—	950	(871)	—	79
TrojanLabel:
Existing Technology	2,327	(1,222)	160	1,265	2,327	(1,053)	78	1,352
Distributor Relations	937	(344)	69	662	937	(297)	27	667
Honeywell:
Customer Contract Relationships	27,243	(8,252)	—	18,991	27,243	(6,791)	—	20,452

Intangible Assets, net	$37,387	$(14,180)	$229	$23,436	$37,387	$(12,109)	$105	$25,383

There were no impairments to intangible assets during the periods ended August 1, 2020 and August 3, 2019. With respect to the acquired intangibles included in the table above, amortization expense of $1.0 million and $1.1 million has been included in the condensed consolidated statements of income for the three months ended August 1, 2020 and August 3, 2019, respectively. Amortization expense of $2.1 million related to the above acquired intangibles has been included in the accompanying condensed consolidated statement of income for each of the six months ended August 1, 2020 and August 3, 2019.
Estimated amortization expense for the next five fiscal years is as follows:

(In thousands)	Remaining 2021	2022	2023	2024	2025
Estimated amortization expense	$1,993	$3,969	$3,963	$3,965	$3,393

Note 6 – Inventories
Inventories are stated at the lower of cost
(first-in,
first-out)
and net realizable value and include material, labor and manufacturing overhead. The components of inventories are as follows:

(In thousands)	August 1, 2020	January 31, 2020
Materials and Supplies	$21,287	$20,151
Work-In-Process	1,857	1,408
Finished Goods	16,927	17,992

	40,071	39,551
Inventory Reserve	(7,703)	(5,626)

	$32,368	$33,925

Note 7 – Credit Agreement and Debt
Credit Agreement
On July 30, 2020, we entered into an Amended and Restated Credit Agreement (the “A&R Credit Agreement”) with Bank of America, N.A., as lender (the “Lender”), our wholly owned subsidiary, ANI ApS, a Danish private limited liability company and TrojanLabel ApS, a Danish private limited liability company and wholly-owned subsidiary of ANI ApS(“TrojanLabel”). The A&R Credit Agreement amended and restated the Credit Agreement dated as of February 28, 2017 (the “Existing Credit Agreement”) by and among us, ANI ApS, TrojanLabel and the Lender. In connection with the A&R Credit Agreement, we entered into an Amended and Restated Security and Pledge Agreement and a mortgage in favor of the Lender with respect to our owned real property in West Warwick, Rhode Island. Under the A&R Credit Agreement, AstroNova, Inc. is the sole borrower, and its obligations are guaranteed by ANI ApS and TrojanLabel.
Immediately prior to the closing of the A&R Credit Agreement, we repaid $1.5 million in principal amount of term loans outstanding under the Existing Credit Agreement.
The A&R Credit Agreement provides for (i) a term loan in the principal amount of $15.2 million,
which we used to refinance the outstanding term loans borrowed by us and ANI ApS under the Existing Credit Agreement and a portion of the outstanding revolving loans borrowed by us under the Existing Credit Agreement, and (ii) a $10.0 million
revolving credit facility available
to
us for general corporate purposes. Revolving credit loans may be borrowed, at our option, in U.S. Dollars or, subject to certain conditions, Euros, British Pounds, Canadian Dollars or Danish Kroner.
At August 1, 2020,

the balance outstanding on the revolving line of credit is
$
2.0
 million
.

The outstanding balance bears interest at a weighted average annual rate of
2.78
% and $
81,000
and $
153,000
of interest has been incurred on this obligation and included in other income (expense) in the accompanying condensed consolidated income statement for the three and six month periods ended August 1, 2020, respectively. At August 1, 2020, there was

$
8.0
 million
remaining
available for borrowing under the revolving credit facility.
The A&R Credit Agreement was accounted for as a debt modification in a non-troubled debt restructuring
.
We incurred
$
0.2

million of
new debt issuance costs
related to the term loan, of which $
0.1

million
of new lender fees were
recorded against the debt as debt issuance costs and will be amortized over the term of the loan and

$
0.1

million
of third party fees that were
expensed as incurred. Additionally, $
0.1

million of unamortized debt issuance costs related to the prior term debt will be amortized over the remaining life of the new term loan. We also incurred

$
0.1

million of
new debt issuance
fees in connection with the revolving line of credit which are included as a component of prepaid expenses
and
other current assets and will be amortized over the remaining life of the A&R Credit Agreement.
Under the A&R Credit Agreement, the principal amount of each quarterly installment
required to be paid on the last day of each of our fiscal quarters ending July 31, 2020 and October 31, 2020 is $0.8 million;

the principal amount of the quarterly installment required to be paid on the last day of our fiscal quarter ending January 31, 2021 is $1.1 million; the principal amount of the quarterly installment required to be paid on the last day of the our fiscal quarter ending April 30, 2021 is $1.1 million; the principal amount of each quarterly installment required to be paid on the last day of each of the our fiscal quarters ending July 31, 2021, October 31, 2021, January 31, 2022 and April 30, 2022 is $1.4 million, and the entire remaining principal balance of the term loan is required to be paid on June 15, 2022.
We may voluntarily prepay the term loan, in whole or in part, from time to time without premium or penalty (other than customary breakage costs, if applicable). We may repay borrowings under the revolving credit facility at any time without premium or penalty (other than customary breakage costs, if applicable), but in any event no later than June 15, 2022, and any outstanding revolving loans thereunder will be due and payable in full, and the revolving credit facility will terminate, on such date. We may reduce or terminate the revolving line of credit at any time, subject to certain thresholds and conditions, without premium or penalty.

Under the A&R Credit Agreement the term loan and revolving credit loans bear interest at a rate per annum equal to, at the our option, either (a) the LIBOR Rate (or in the case of revolving credit loans denominated in a currency other than U.S. Dollars, the applicable quoted rate), plus a margin that varies within a range of

2.15% to 3.65%
based on our consolidated leverage ratio, or (b) a fluctuating reference rate equal to the highest of (i) the federal fund rate plus
0.50
%, (ii) Bank of America’s publicly announced prime rate, (iii) the LIBOR Rate plus
1.00% or (iv) 1.00%,
plus a margin that varies within a range of
1.15% to 2.65%
based on our consolidated leverage ratio. We are also required to pay a commitment fee on the undrawn portion of the revolving credit facility that varies within a range of

.25% and .675%
based on our consolidated leverage ratio.
The loans under the A&R Credit Agreement are subject to certain mandatory prepayments, subject to various exceptions, from (a) net cash proceeds from certain dispositions of property, (b) net cash proceeds from certain issuances of equity, (c) net cash proceeds from certain issuances of additional debt and (d) net cash proceeds from certain extraordinary receipts.
Amounts repaid under the revolving credit facility may be reborrowed, subject to continued compliance with the A&R Credit Agreement. No amount of the term loan that is repaid may be reborrowed.
Under the A&R Credit Agreement , we must comply with various customary financial and non-financial
covenants including a maximum consolidated leverage ratio, a minimum consolidated fixed charge coverage ratio, a minimum level of EBITDA, a consolidated asset coverage ratio and a minimum level of liquidity. The primary non-financial
covenants limit our and our subsidiaries’ ability to incur future indebtedness, to place liens on assets, to pay dividends or distributions on capital stock, to repurchase or acquire capital stock, to conduct mergers or acquisitions, to sell assets, to alter the capital structure, to make investments and loans, to change the nature of their business, and to prepay subordinated indebtedness, in each case subject to certain exceptions and thresholds as set forth in the A&R Credit Agreement.
The Lender is entitled to accelerate repayment of the loans and to terminate its revolving credit commitment under the A&R Credit Agreement upon the occurrence of any of various customary events of default, which include, among other events, the following (which are subject, in some cases, to certain grace periods): failure to pay when due any principal, interest or other amounts in respect of the loans, breach of any of our covenants or representations under the loan documents, default under any other of our or our subsidiaries’ significant indebtedness agreements, a bankruptcy, insolvency or similar event with respect to us or any of our subsidiaries, a significant unsatisfied judgment against us or any of our subsidiaries, or our undergoing a change of control.
In addition to the guarantees by ANI ApS and TrojanLabel, our obligations under the A&R Credit Agreement are also secured by substantially all of AstroNova, Inc.’s personal property assets (including a pledge of the equity interests it holds in ANI ApS, in our wholly-owned German subsidiary AstroNova GmbH, and in our wholly-owned French subsidiary AstroNova SAS), subject to certain exceptions, and by a mortgage on our owned real property in West Warwick, Rhode Island.
Long-Term Debt
Long-term debt in the accompanying condensed consolidated balance sheets is as follows:

(In thousands)	August 1, 2020	January 31, 2020
USD Term Loan (4.65% as of August 1, 2020); maturity date of June 15, 2022	$14,430	$—
USD Term Loan (3.03% as of January 31, 2020)	—	8,250
USD Term Loan (3.03% as of January 31, 2020)	—	4,784

	$14,430	$13,034
Debt Issuance Costs, net of accumulated amortization	(179)	(111)
Current Portion of Term Loans	(4,392)	(5,208)

Long-Term Debt	$9,859	$7,715

During the three and six months ended August 1, 2020, we recognized $82,000 and $166,000 of interest expense, respectively, which was included in other income (expense) in the accompanying condensed consolidated income statement. During the three and six months ended August 3, 2019, we recognized $117,000 and $185,000 of interest expense, respectively, which was included in other income (expense) in the accompanying condensed consolidated income statement.
The schedule of required principal payments remaining during the next five years on long-term debt outstanding as of August 1, 2020 is as follows:

(In thousands)
Fiscal 2021, remainder	$1,854
Fiscal 20 22	5,326
Fiscal 202 3	7,250

$14,430

Note 8 – Paycheck Protection Program Loan
On May 6, 2020, we entered into a loan agreement with, and executed a promissory note in favor of Greenwood Credit Union (“Greenwood”) pursuant to which we borrowed $4.4 million (the “PPP Loan”) from Greenwood pursuant to the Paycheck Protection Program (“PPP”) administered by the United States Small Business Administration (the “SBA”) and authorized by the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), enacted on March 27, 2020. The terms of the PPP Loan were subsequently revised in accordance with the provisions of the Paycheck Protection Flexibility Act of 2020 (the “PPP Flexibility Act”) which was enacted on June 5, 2020.
The PPP Loan, which will mature on May 6, 2022, is unsecured and bears interest at a rate of 1.0% per annum, accruing from the loan date, and is payable monthly. No payments are due on the PPP Loan
until the date on which the lender determines the amount of the PPP Loan that is eligible for
forgiveness, so long as we apply for forgiveness within the ten months from the
end of the twenty-four week period following the date of

loan

disbursement
, but interest will continue to accrue during the deferral period. We accrued interest for the PPP Loan in the amount of $
11,000
,
which is included in other income in the accompanying condensed consolidated statements of income for the three and six month periods ended August 1, 2020.
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
of the forgiven amount, with the remaining forgiven amount allocated to payroll costs. We have fully utilized the PPP Loan proceeds for qualifying expenses and during the third quarter of this current year we expect to apply for forgiveness of the PPP Loan in accordance with the terms of the CARES Act, as amended by the PPP Flexibility Act. Whether our application for forgiveness will be granted and in what amount is subject to an application to, and approval by, the SBA and may also be subject to further requirements in any regulations and guidelines the SBA may adopt. The PPP Loan is classified as long-term debt in the condensed consolidated balance sheet until the forgiveness determination has been made by the SBA.

Note
9
 – Derivative Financial Instruments and Risk Management
In February 28, 2017, as part of the Existing Credit Agreement, we entered into a cross-currency interest rate swap to manage the interest rate risk and foreign currency exchange risk associated with the floating-rate foreign currency-denominated term loan borrowing by
ANI ApS
and an interest rate swap to manage the interest rate risk associated with our variable rate term loan borrowing (the “Swaps”). Both Swaps were designated as cash flow hedges of floating-rate borrowings.
Our cross-currency interest rate swap agreement effectively modified our exposure to interest rate risk and foreign currency exchange rate risk by converting our floating-rate debt denominated in U.S. Dollars on our ANI ApS’s books to a fixed-rate debt denominated in Danish Kroner for the term of the loan, thus reducing the impact of interest-rate and foreign currency exchange rate changes on future interest expense and principal repayments. This swap involved the receipt of floating interest rate amounts in U.S. Dollars in exchange for fixed-rate interest payments in Danish Kroner, as well as exchanges of principal at the inception spot rate, over the life of the term loan.
Subsequently, concurrent with our borrowings to fund the payments for the Asset Purchase and License Agreement with Honeywell International, we entered into an interest rate swap agreement to modify our exposure to interest rate risk by effectively converting our floating-rate borrowings to fixed-rate debt over the term of the loan, thus reducing the impact of interest-rate changes on future interest expense. This swap involved the receipt of floating interest rate amounts in U.S. Dollars in exchange for fixed interest rate payments in U.S. dollars over the life of the term loan.
As a direct result of the terms of the Lender’s conditions for entry into the A&R Credit Agreement, on July 30, 2020, we terminated the two Swaps that we used to manage the interest rate and foreign currency exchange risks associated with our prior borrowings under the Existing Credit Agreement. The terms of the A&R Credit Agreement caused those swaps to cease to be effective hedges of the underlying exposures. The termination of the Swaps were contracted immediately prior to the end of the second quarter of fiscal 2021 at a cash cost of approximately $0.7 million which is included in the accounts payable balance in the accompanying condensed consolidated balance sheet at August 1, 2020 and, was settled in the third quarter. Upon termination, the remaining balance of $58,000 in accumulated other comprehensive loss related to the cross-currency interest rate swap was reclassified into earnings as the forecasted foreign currency interest payments will not occur and is included in other income (expense) in the accompanying condensed consolidated statements of income for the three and six month periods ended August 1, 2020. The balance in accumulated other comprehensive loss related to the interest rate swap of $0.2 million is being amortized into earnings through the original term of the hedge relationship as the underlying floating interest rate debt still exists.
The following table summarizes the notional amount and fair value of our derivative instruments:

	August 1, 2020			January 31, 2020
Cash Flow Hedges		Fair Value Derivatives			Fair Value Derivatives
(In thousands)	Notional Amount	Asset	Liability	Notional Amount	Asset	Liability
Cross-currency Interest Rate Swap	$—	$—	$—	$4,489	$—	$250
Interest Rate Swap	$—	$—	$—	$8,250	$—	$96
The fair value of both the Cross-currency Interest Rate Swap and the Interest Rate swap are included in other long-term liabilities on the condensed consolidated balance sheets for the period ended January 31, 2020.
The following table presents the impact of
our
derivative instruments in our condensed consolidated financial statements for the three and six months ended August 1, 2020 and August 3, 2019:

	Three Months Ended
	Amount of Gain (Loss) Recognized in OCI on Derivative		Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income
Cash Flow Hedge (In thousands)	August 1, 2020	August 3, 2019		August 1, 2020	August 3, 2019
Swap contracts	$(290)	$(147)	Other Income (Expense)	$(297)	$77

	Six Months Ended
	Amount of Gain (Loss) Recognized in OCI on Derivative		Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income
Cash Flow Hedge (In thousands)	August 1, 2020	August 3, 2019		August 1, 2020	August 3, 2019
Swap contracts	$(340)	$2	Other Income (Expense)	$(248)	$262

At August 1, 2020, we expect to reclassify approximately $0.1 million of net losses on the frozen OCI balance associated with the terminated interest rate swap from accumulated other comprehensive loss to earnings during the next 12 months due to the payment of variable interest associated with the floating interest
rate debt.
Note
10
 – Royalty Obligation
In fiscal 2018, we entered into an Asset Purchase and License Agreement with Honeywell International, Inc. (“Honeywell”) to acquire an exclusive, perpetual, world-wide license to manufacture Honeywell’s narrow-format flight deck printers for two aircraft families along with certain inventory used in the manufacturing of the licensed printers. The purchase price included a guaranteed minimum royalty payment of $15.0 million, to be paid over ten years, based on gross revenues from the sales of the printers, paper and repair services of the licensed products. The royalty rates vary based on the year in which they are paid or earned, and product sold or service provided, and range from single-digit to mid double-digit percentages of gross revenue.
The guaranteed minimum royalty payment obligation was recorded at the present value of the minimum annual royalty payments using a present value factor of 2.8%, which is based on the estimated after-tax
cost of debt for similar companies. As of August 1, 2020, we had paid an aggregate of $4.5 million of the guaranteed minimum royalty obligation. At August 1, 2020, the current portion of the outstanding guaranteed minimum royalty obligation of $2.0 million is to be paid over the next twelve months and is reported as a current liability and the remainder of $7.1 million is reported as a long-term liability on our
condensed consolidated balance sheet. We did not incur any excess royalty expense for the three and six

month
 periods ended August 1, 2020. We did incur excess royalty expense of $0.1 million
 and $0.7 million, respectively, for the three and
six

month
periods ended August 3, 2019, which is included in cost of revenue in our consolidated statements of income. A total of $0.1 million of excess royalty is payable and reported as a current liability on our condensed consolidated balance sheet at August 1, 2020.
Note 1
1
 – Leases
We enter into lease contracts for certain of our facilities at various locations worldwide. Our leases have remaining lease terms of 1 to 8 years, some of which include options to extend the lease term for periods of up to five years when it is reasonably certain that we will exercise such options.
Balance sheet and other information related to our leases is as follows:

Operating Leases (In thousands)	Balance Sheet Classification	August 1, 2020	January 31, 2020
Lease Assets	Right of Use Assets	$1,541	$1,661
Lease Liabilities – Current	Other Liabilities and Accrued Expenses	394	416
Lease Liabilities – Long Term	Lease Liabilities	1,191	1,279

Lease cost information is as follows:

		Three Months Ended	Six Months Ended
Operating Leases (In thousands)	Statement of Income Classification	August 1, 2020	August 1, 2020
Operating Lease Costs	General and Administrative Expense	$122	$242

		Three Months Ended	Six Months Ended
Operating Leases (In thousands)	Statement of Income Classification	August 3, 2019	August 3, 2019
Operating Lease Costs	General and Administrative Expense	$118	$210

Maturities of operating lease liabilities are as follows:

(In thousands)	August 1, 2020
2021	$214
2022	363
2023	312
2024	286
2025	179
Thereafter	419

Total Lease Payments	1,773
Less: Imputed Interest	(188)

Total Lease Liabilities	$1,585

As of August 1, 2020, the weighted-average remaining lease term and weighted-average discount rate for our operating leases are 5.5 years and 4.0%, respectively. We calculated the weighted-average discount rate using incremental borrowing rates, which equal the rates of interest that we would pay to borrow funds on a fully collateralized basis over a similar term.
Supplemental cash flow information related to leases is as follows:

	Three Months Ended	Six Months Ended
(In thousands)	August 1, 2020	August 1, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$125	$231

	Three Months Ended	Six Months Ended
(In thousands)	August 3, 2019	August 3, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$98	$198
Note 1
2
 – Accumulated Other Comprehensive Loss
The changes in the balance of accumulated other comprehensive loss (“AOCL”) by component are as follows:

(In thousands)	Foreign Currency Translation Adjustments	Cash Flow Hedges	Total
Balance at January 31, 2020	$(985)	$(108)	$(1,093)
Other Comprehensive Loss before reclassification	210	(270)	(60)
Amounts reclassified from AOCL to Earnings	—	193	193

Other Comprehensive Income (Loss)	210	(32)	178

Balance at August 1, 2020	$(775)	$(140)	$(915)

The amounts presented above in other comprehensive loss are net of taxes except for translation adjustments associated with our German and Danish subsidiaries.
Note 1
3
 – Share-Based Compensation
We have one equity incentive plan from which we are authorized to grant equity awards, the AstroNova, Inc. 2018 Equity Incentive Plan (the “2018 Plan”). The 2018 Plan provides for, among other things, the issuance of awards, including incentive stock options, non-qualified
stock options, stock appreciation rights, time-based restricted stock units (“RSUs”), or performance-based restricted stock units (“PSUs”) and restricted stock awards (RSAs). The 2018 Plan authorizes the issuance of up to 950,000 shares of common stock, plus an additional number of shares equal to the number of shares subject to awards granted under previous equity incentive plans that are forfeited, cancelled, satisfied without the issuance of stock, otherwise terminated (other than by exercise), or, for shares of stock issued pursuant to any unvested award, that are reacquired by us at not more than the grantee’s purchase price (other than by exercise). Under the 2018 Plan, all awards to employees generally have a minimum vesting period of one year. Options granted under the 2018 Plan must be issued at an exercise price of not less than the fair market value of our common stock on the date of grant and expire after ten years. Under the 2018 Plan, 305,338 unvested shares of restricted stock and options to purchase an aggregate of 135,500 shares were outstanding as of August 1, 2020.
In addition to the 2018 Plan, we previously granted equity awards under our 2015 Equity Incentive Plan (the “2015 Plan”) and our 2007 Equity Incentive Plan (the “2007 Plan”). No new awards may be issued under either the 2007 or 2015 plans, but outstanding awards will continue to be governed by those plans. As of August 1, 2020, options to purchase an aggregate of 344,245 shares were outstanding under the 2007 Plan and 14,583 unvested shares of restricted stock and options to purchase an aggregate of 148,725 shares were outstanding under the 2015 Plan.
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
Share-based compensation expense was recognized as follows:

	Three Months Ended		Six Months Ended
(In thousands)	August 1, 2020	August 3, 2019	August 1, 2020	August 3, 2019
Stock Options	$131	$127	$264	$339
Restricted Stock Awards and Restricted Stock Units	465	320	822	704
Employee Stock Purchase Plan	5	4	10	9

Total	$601	$451	$1,096	$1,052

Stock Options
There were no stock options granted during the six months ended August

1, 2020 and August 3, 2019.
Aggregated information regarding stock option activity for the six months ended August 1, 2020 is summarized below:

	Number of Options	Weighted Average Exercise Price
Outstanding at January 31, 2020	679,044	$14.46
Granted	—	—
Exercised	(800)	7.36
Forfeited	(48,374)	12.83
Canceled	(1,400)	7.36

Outstanding at August 1, 2020	628,470	$14.61

Set forth below is a summary of options outstanding at August 1, 2020:

Outstanding				Exercisable
Range of Exercise prices	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Number of Shares	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Life
$5.00-10.00	42,281	$7.98	1.8	42,281	$7.98	1.8
$10.01-15.00	364,464	$13.63	5.4	319,166	$13.65	5.0
$15.01-20.00	221,725	$17.48	7.3	167,367	$17.22	7.2

	628,470	$14.61	5.8	528,814	$14.33	5.5

As of August 1,

2020
, there was approximately $0.5 million of unrecognized compensation expense related to stock options which is expected to be recognized over a weighted average period of approximately 1.1 years.
Restricted Stock Units (RSUs) and Restricted Stock Awards (RSAs)
Aggregated information regarding RSU and RSA activity for the six months ended August 1, 2020 is summarized below:

	RSAs & RSUs	Weighted Average Grant Date Fair Value
Outstanding at January 31, 2020	134,634	$16.79
Granted	245,131	7.61
Vested	(59,314)	17.66
Forfeited	(530)	18.39

Outstanding at August 1, 2020	319,921	$9.59

As of August 1, 2020, there was approximately $2.5 million of unrecognized compensation expense related to RSUs and RSAs which is expected to be recognized over a weighted average period of 0.9 years.
Employee Stock Purchase Plan
We have
an Employee Stock Purchase Plan allowing eligible employees to purchase shares of common stock at a 15% discount from fair value on the first or last day of an offering period, whichever is less. A total of 247,500 shares were reserved for issuance under this plan. During the six months ended August 1, 2020 and August 3, 2019, there were 8,851 and 2,796 shares, respectively, purchased under this plan. As of August 1, 2020, 16,124 shares remain available for purchase under our Employee Stock Purchase Plan
.
Note 1
4
 – Income Taxes
Our
effective tax rates for the period are as follows:

	Three Months Ended	Six Months Ended
Fiscal 2021	99.4%	48.6%
Fiscal 2020	3.0%	13.9%
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
During the three months ended August 1, 2020, we recognized an income tax expense of approximately $529,000. The effective tax rate in this period was directly impacted by a significant increase in forecasted operating results for our fiscal 2021 as compared to operating results forecasted at the end of our first quarter of fiscal 2021, a $122,000 expense arising from a shortfall
related to
our
stock and a $79,000 expense related to return to provision adjustments from foreign tax returns filed
in the quarter. During the three months ended August 3, 2019, we
recognized an income tax expense of approximately $29,000. The effective tax rate in this period was directly impacted by a significant reduction in forecasted operating results for our fiscal 2020 as compared to operating results forecasted at the end of our first quarter of fiscal 2020 and a $135,000 tax benefit arising from windfall tax benefits related to our
stock.
During the six months ended August 1, 2020, we recognized an income tax expense of approximately $411,000. The effective tax rate in this period was directly impacted by a significant increase in forecasted operating results for our fiscal 2021 as compared to operating results forecasted at the end of our first quarter of fiscal 2021,
a
$118,000 expense arising from shortfall tax expense related to our
stock, a $79,000 expense related to return to provision adjustments from foreign tax returns filed
in the year and a $78,000 tax benefit related to the expiration of the statute of limitations on previously uncertain tax positions. During the six months ended August 3, 2019, we
recognized an income tax expense of approximately $429,000. The effective tax rate in this period was directly impacted by a $53,000 tax benefit related to the expiration of the statute of limitations on a previously uncertain tax position and a $232,000 tax benefit arising from windfall tax benefits related to our
stock
.
We maintain a valuation allowance on some of
our
deferred tax assets in certain jurisdictions. A valuation allowance is required when, based upon an assessment of various factors, including recent operating loss history, anticipated future earnings, and prudent and reasonable tax planning strategies, it is more likely than not that some portion of the deferred tax assets will not be realized.
Unrecognized tax benefits represent the difference between tax positions taken or expected to be taken in a tax return and the benefits recognized for financial reporting purposes. As of August 1, 2020, our
cumulative unrecognized tax benefits totaled $319,000 compared to $362,000 as of January 31, 2020. Besides the expiration of the statute of limitations on a previously uncertain tax position, there were no other developments affecting unrecognized tax benefits during the quarter ended August 1, 2020.
Note 1
5
 – Segment Information
We report two segments: Product Identification (“PI”) and Test & Measurement (“T&M”). We evaluate segment performance based on the segment profit (loss) before corporate expenses.

Summarized below are the Revenue and Segment Operating Profit for each reporting segment:

	Three Months Ended				Six Months Ended
	Revenue		Segment Operating Profit (Loss)		Revenue		Segment Operating Profit (Loss)
(In thousands)	August 1, 2020	August 3, 2019	August 1, 2020	August 3, 2019	August 1, 2020	August 3, 2019	August 1, 2020	August 3, 2019
Product Identification	$21,629	$22,144	$3,146	$2,224	$44,009	$45,735	$6,292	$5,110
T&M	6,029	11,324	(407)	1,555	14,569	23,914	(563)	4,136

Total	$27,658	$33,468	2,739	3,779	$58,578	$69,649	5,729	9,246

Corporate Expenses			2,535	2,616			4,861	5,615

Operating Income			204	1,163			868	3,631
Other Income (Expense), Net			328	(183)			(23)	(550)

Income Before Income Taxes			532	980			845	3,081
Income Tax Provision			529	29			411	429

Net Income			$3	$951			$434	$2,652

Note 1
6
 – Fair Value
Assets and Liabilities Recorded at Fair Value on a Recurring Basis
The following tables provide a summary of the financial liabilities that are measured at fair value as of August 1, 2020 and January 31, 2020:

Liabilities measured at fair value:	Fair value measurement at August 1, 2020				Fair value measurement at January 31, 2020
(In thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cross-Currency Interest Rate Swap Contract (included in Other Long-Term Liabilities)	$—	$—	$—	$—	$—	$250	$—	$250
Interest Rate Swap Contract (included in Other Long-Term Liabilities)	—	—	—	—	—	96	—	96
Earnout Liability (included in Other Long-Term Liabilities)	—	—	—	—	—	—	14	14

Total Liabilities	$—	$—	$—	$—	$—	$346	$14	$360

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

	August 1, 2020
	Fair Value Measurement
(In thousands)	Level 1	Level 2	Level 3	Total	Carrying Value
Long-Term debt and related current maturities	$—	$—	$14,430	$14,430	$14,430

	January 31, 2019
	Fair Value Measurement
(In thousands)	Level 1	Level 2	Level 3	Total	Carrying Value
Long-Term debt and related current maturities	$—	$—	$13,258	$13,258	$13,034
For the period ended August 1, 2020, the fair value of our long-term debt, including the current portion, approximates carrying value. For the period ended January 31, 2020, the fair value of our long-term debt, including the current portion, is estimated by discounting the future cash flows using current interest rates at which similar loans with the same maturities would be made to borrowers with similar credit ratings and is classified as Level 3.

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
In March 2019, all major civil aviation authorities worldwide grounded the Boeing 737 MAX aircraft for safety reasons. In April 2019, Boeing reduced the number of 737 MAX aircraft produced per month from 52 to 42, and in January 2020, Boeing ceased production of the 737 MAX completely. At this time, it is not known when the Boeing 737 MAX will be certified to return to service by the various civil aviation authorities. However, on May 27, 2020, in anticipation of an eventual certification, Boeing announced that it would re-start
production at low initial rates and gradually increase production in the future.

On August 3, 2020 the United States Federal Aviation Administration issued a notice of proposed rulemaking for a Boeing 737 MAX airworthiness directive , which is the first step in a multi-step process that we expect to result in the 737 MAX being certified to return to service within the current fiscal year. Once the timing of the recertification and return to service is clear, and Boeing’s manufacturing dates and delivery schedules for their 737 MAX aircraft customers are established, we expect that Boeing and Boeing’s customers will begin to order printers from us for those aircraft. While we have experienced some low levels of new printer orders and shipments since the production halt, we expect that the adverse impact on our revenue and profitability by the 737 MAX production decline to date will continue until customer demand returns and expect that the impact will begin to abate as demand recovers.
On March 11, 2020, the World Health Organization declared
COVID-19,
a respiratory illness caused by a novel coronavirus, to be a pandemic. COVID-19
has spread throughout the United States and the rest of the world and has impacted all major markets in which we, our customers, suppliers and other business partners conduct business. Since that time, governments in affected regions have implemented, and we expect that they will continue to implement and periodically change policies in relation to safety precautions including quarantines, travel restrictions, business closures, cancellations of public gatherings and other measures as they deem necessary. Many organizations and individuals, including us and our employees have taken and are taking additional steps to avoid or reduce infection, including limiting travel and working from home when possible. These measures are disrupting normal business operations both inside our operations and in our customer base in the affected geographic areas and as a result have had significant negative impacts on businesses and financial markets worldwide.
Independent of the impacts of the 737 MAX production declines, due to the
COVID-19
pandemic, global air travel demand precipitously declined, and as a result the number of flights scheduled by airlines has declined sharply although during the past quarter the number of flights has increased modestly in several markets including the United States. It is unknown how this will develop due to the unpredictable course of the pandemic and the perceived risk of air travel. As a result, order demand for new deliveries of all aircraft models by airlines has declined and is expected to remain lower for an unknown period. Manufacturers who make the airplanes that use our aerospace products have reduced their projected production rates across most or all of their product lines. As the
COVID-19
pandemic impact on the air travel industry continues, the financial health of the airlines and airframe manufacturers is likely to become stressed, and the ultimate impact on the structure of the industry and the individual companies that comprise it is unknown. Because we are the primary source for aircraft cabin printers to the airframe manufacturers for a majority of aircraft models produced in the world, the longer term demand for our products is defined less by the impact of
COVID-19
on particular airlines within the industry than the health of the industry as a whole, which in turn is driven by the demand for air travel. Although we do not know what the timing and rate of recovery will be, we do expect that the industry will recover when effective vaccines and treatments for
COVID-19
become both widely available and accepted, and demand for air travel recovers, which will lead to increased demand for aircraft and our products.
Demand for spare products, paper, parts and repairs has also been significantly impacted by the decline in air travel demand, and although during the past several weeks we have experienced modest increases in demand for these as flight hours have increased slightly, it is unknown whether this will continue or increase, or at what pace. While the major aircraft manufacturers have provided limited guidance about their projected production rate changes that we are using to align our overall production capacity, in general, we project our production of products according to customer forecasts and order rates and at this time, the actual rates and timing of increased production requirements remains uncertain.
The decline in demand has had and will continue to have a material adverse impact on our revenues and results of operations until demand recovers. Our strategy and operational plans are to maintain sufficient capabilities to satisfy demand as and when it occurs, while prudently adjusting costs as appropriate in the interim.
The
COVID-19
pandemic has also had an adverse impact on the sales of our Product Identification hardware products due to travel restrictions, because in most cases customers have preferred in-person
demonstrations of these printers at their production sites prior to placing orders with us and those visits have been severely limited. Additionally, the widespread cancellation of trade shows, which traditionally provided an effective forum for customers to consider our products, has also had an adverse impact on traditional methods of sales lead generation. However, a greater reliance on and the increasing effectiveness of various forms of digital advertising and internet-based marketing techniques, including remote video demonstrations and support, has proven effective in obtaining sales, which has begun to offset this impact. Our customers’ acceptance of remote methods in their buying processes has changed, but the degree to which that will continue to be the case in the coming months and once the current
COVID-19
crisis has abated is unknown. Despite favorable market reception to our recently refreshed and expanded product lines, the degree to which the level of hardware sales will be mitigated by altering our go-to-market
strategies until it is possible for our direct sales force and distributors to travel to visit customers and attend and present products at trade shows is unknown. These same dynamics have also affected our Test and Measurement product lines.
Immediately after the
COVID-19
crisis began, we experienced a greater demand for ink, toner, media and parts supplies that are used in our digital label printers. While those initial increases have abated modestly in certain markets in the most recent quarter, we believe, based on backlog and inquiries from customers that underlying overall demand remains strong. Increased demand for supplies from our food & beverage and other consumer goods product customers, and from customers selling products that have experienced higher demand as a result of the
COVID-19
crisis, such as certain medical, janitorial and sanitation related products, have continued. As the COVID
-19
crisis has developed, we believe that the health and safety protocols and scheduling innovations we have implemented in our production facility, the relative effectiveness of public policies to control the pandemic in Rhode Island and near our production facilities in Germany and Canada, and the efforts of our employees to adapt to altered schedules, have contributed to our ability to re-establish
normal order fulfillment lead times after some initial periods of extended lead times because of temporary labor shortages.
In general, we believe that the very diversified nature of our end markets and the relative concentration of business in consumer non-durable
market related applications impart a greater degree of near- and longer-term stability to our Product Identification segment.
Since the
COVID-19
pandemic began to impact us in early March 2020, we have closely monitored the government and health authority recommendations applicable to us and have made modifications to our operations based on that guidance and based on our growing experience. Since March, a large majority of non-production
related team members have worked remotely, and more recently some have split time between on-site
and remote work. When and to what degree team members will return to on premises work is still unknown. Some inefficiencies related to remote work have occurred, but we believe overall effectiveness and productivity have been satisfactorily maintained. We have maintained sufficient capacity and employment levels in our manufacturing facilities located in West Warwick, Rhode Island, as well as in our manufacturing facilities in Canada and Germany to satisfy customer demand and related contractual commitments. The heightened cleaning and sanitization standards, as well as several new health and safety protocols, procedures and workplace modifications implemented to safeguard our team member will be maintained as long as necessary.
The future course of the
COVID-19
crisis is unknown and if it were to worsen it could have further material adverse impacts on our ability to maintain workforce levels, productivity and output.
In response to the
COVID-19
pandemic and related economic dislocation, we have implemented and will continue to implement a variety of expense reduction and cash preservation initiatives. On April 27, 2020, our board of directors decided to suspend our quarterly cash dividend beginning with the second quarter of our fiscal year 2021. As the
COVID-19
related economic impact has continued and various governmental economic support programs have ended, more recently, we have reduced our direct labor staffing levels and implemented furloughs and work-share programs. We continue to monitor and examine our overall and product line-specific cost structures and customer demand patterns, and as time progresses and the near and longer-term business outlook becomes clearer, we may make additional adjustments to employment levels.
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
Despite disruptions in the capital markets as a result of impact of the
COVID-19
outbreak, we successfully renegotiated the terms of our credit facilities with Bank of America, and we believe that this, together with our internal cash generation capacity and the receipt of a PPP loan, will provide us with sufficient liquidity in the future assuming consistent market conditions. However, if the negative impacts of the
COVID-19
pandemic become worse, and we were to need additional capital resources, there is no assurance that we could obtain them, and the failure to do so could have a material adverse impact on our business prospects.
Results of Operations
Three Months Ended August 1, 2020 vs. August 3, 2019
Revenue by segment and current quarter percentage change over the prior year for the three months ended August 1, 2020 and August 3, 2019 were:

(Dollars in thousands)	August 1, 2020	As a % of Revenue	August 3, 2019	As a % of Revenue	% Change Compared to Prior Year
Product Identification	$21,629	78.2%	$22,144	66.2%	(2.3)%
T&M	6,029	21.8%	11,324	33.8%	(46.8)%

Total	$27,658	100.0%	$33,468	100.0%	(17.4)%

Revenue for the second quarter of the current year was $27.7 million, representing a 17.4% decrease compared to the previous year second quarter revenue of $33.5 million. Revenue through domestic channels for the second quarter of the current year was $17.9 million, a decrease of 13.5% from the prior year’s second quarter. International revenue for the second quarter of the current year was $9.8 million, representing 35.4% of our second quarter revenue and reflects a 23.6% decrease from the previous year second quarter. Current year second quarter international revenue includes an unfavorable foreign exchange rate impact of $0.1 million.

Hardware revenue in the current quarter was $8.4 million, a 32.1% decrease compared to the prior year’s second quarter revenue of $12.4 million. The decrease is primarily attributable to the T&M segment, as hardware revenue for that segment decreased 44.3% compared to the second quarter of the prior year. The decrease in T&M segment hardware sales primarily resulted from decreased aerospace printer product line sales of both the ToughWriter and Honeywell product lines. The PI segment also contributed to the overall decline in hardware sales for the current quarter, as hardware sales in that segment decreased 3.2% for the current quarter, with small declines in sales of most hardware products, which were partially offset by sales related to the product launch of the new
T3-OPX
in the TrojanLabel product group, as well as increased sales of the
T2-C
and
T-4
product lines, all of which provided a significant contribution to second quarter revenue.
Supplies revenue in the current quarter was $17.1 million, a 5.2% decrease compared to the prior year’s second quarter supplies revenue of $18.1 million. The decrease is primarily attributable to the lower ink jet and thermal transfer ribbon supplies in the QuickLabel product group in the PI segment, as well as reduced revenue from supplies sales in the aerospace product group in the T&M segment. These current quarter declines in supplies revenue were partially offset by increased revenue from sales of electrophotographic supplies in the Quick Label product group and Trojan Label supplies, both in the PI segment.
Service and other revenues of $2.1 million in the current quarter decreased 29.5% compared to second quarter revenue of $3.0 million in the prior year. The decrease is due primarily to declines in repair revenue related to the aerospace printer product line in the T&M segment, as well as declines in parts and repair revenue in the Product Identification segment.
Current year second quarter gross profit was $9.8 million, an 18.3% decrease compared to prior year second quarter gross profit of $12.0 million. Our current quarter gross profit margin of 35.4% reflects a 0.4 percentage point decline from the prior year’s second quarter gross profit margin of 35.8%. The lower gross profit and related profit margin for the current quarter compared to the prior year’s second quarter is primarily attributable to decreased revenue and less favorable product mix, which were slightly offset by current quarter reductions in manufacturing and period costs.
Operating expenses for the current quarter were $9.6 million, an 11. 4% decrease compared to the prior year second quarter operating expenses of $10.8 million. Specifically, current quarter selling and marketing expenses were $5.5 million, a 13.4% decrease compared to the second quarter of the prior year. The decline for the current quarter was primarily due to a decrease in travel and entertainment expenses; employee wage, benefit and commission expenses, and advertising and trade show expenditures. Current quarter general and administrative expenses were $2.5 million, a 3.1% decrease compared to the second quarter of the prior year. The decline for the current year was primarily due to a decrease in fees paid for outside services and employee expenses, offset by increases in employee benefits and professional fee expenses. Research and development (“R&D”) expenses were $1.5 million in the current quarter, a 16.4% decrease compared to $1.8 million in the second quarter of the prior year primarily due to decreases in employee wage and benefits, supplies expenditures and travel and entertainment expenses. The R&D spending as a percentage of revenue for the current quarter is 5.4% compared to 5.3% for the same period of the prior year.
Other income in the second quarter of the current year was $0.3 million compared to other expense of $0.2 million in the second quarter of the prior year. Current quarter other income includes $0.6 million of gain on the translation of Eurodollar and Danish Kroner receivable balances at significantly higher exchange rates for those currencies as compared to the US Dollar, which was partially offset by interest expense on debt and the revolving line of credit of $0.2 million and $0.1 million related to the termination of the cross-currency interest rate swap. Other expense for the second quarter of the prior year consisted primarily of interest expense on debt of $0.2 million.
The provision for federal, state and foreign income taxes for the second quarter of the current year is $0.5 million, resulting in an effective tax rate of 99.4%. This rate was impacted by a significant increase in forecasted operating results for our fiscal 2021 as compared to operating results forecasted at the end of our first quarter of fiscal year 2021, a $122,000 expense arising from a windfall shortfall tax expense related to the vesting of stock grants to directors and officers and a $79,000 expense related to return to provision adjustments from foreign tax returns filed in the quarter. This compares to the prior year’s second quarter tax provision of $29,000, resulting in an effective tax rate of 3.0% The effective tax rate for the prior year second quarter of 3.0% reflected a significant reduction in forecasted operating results for fiscal 2020 as compared to operating results at the end for the first quarter of fiscal 2020 and also reflected a $135,000 tax benefit related to windfall tax benefits related to the vesting of stock grants.
We reported net income of $3,000 or $0.00 per diluted share for the second quarter of the current year. On a comparable basis, net income for the prior year’s second quarter was $1.0 million or $0.13 per diluted share. Return on revenue was 0.0% for the second quarter of fiscal 2021 compared to 2.8% for the second quarter of fiscal 2020.

Six Months Ended August 1, 2020 vs. Six Months Ended August 3, 2019
Revenue by product group and current period percentage change over the prior year for the six months ended August 1, 2020 and August 3, 2019 were:

(Dollars in thousands)	August 1, 2020	As a % of Revenue	August 3, 2019	As a % of Revenue	% Change Compared to Prior Year
Product Identification	$44,009	75.1%	$45,735	65.7%	(3.8)%
T&M	14,569	24.9%	23,914	34.3%	(39.1)%

Total	$58,578	100.0%	$69,649	100.0%	(15.9)%

Revenue for the first six months of the current year was $58.6 million, representing a 15.9% decrease compared to the previous year’s first six months revenue of $69.6 million. Revenue through domestic channels for the first half of the current year was $37.7 million, a decrease of 11.7% from prior year domestic revenue of $42.6 million. International revenue for the first six months of the current year was $20.9 million, a 22.5% decrease from the previous year international revenue of $27.0 million. The current year’s first six months international revenue reflected an unfavorable foreign exchange rate impact of $0.3 million.
Hardware revenue in the first six months of the current year was $17.4 million, a 31.6% decrease compared to the prior year’s first six months of revenue of $25.4 million. The decrease in hardware revenue is primarily due to a 38.8% decline in the T&M segment resulting from lower aerospace printer product line sales for both the ToughWriter and Honeywell product lines. The PI segment also contributed to the overall decline in hardware sales for the first six months of the current year, as hardware sales decreased 13.6% on declines in sales of most hardware products in the PI segment other than sales related to the TrojanLabel launch of the new
T3-OPX
which provided a significant contribution to revenue for the first six months of fiscal 2021.
Supplies revenue in the first half of the current year was $36.3 million, representing a 4.1% decrease over prior year’s first six months revenue of $37.8 million. The decrease in the current year supplies revenue is primarily attributable to the decrease in sales of supplies in the aerospace product group in the T&M segment. The current year decline in supplies revenue was also impacted by declines in sales in the PI segment related to decreased ink jet and thermal film supplies sales, which were slightly offset by increases in sales of transfer ribbon products within the QuickLabel product group and ink and media supplies in the TrojanLabel product group.
Service and other revenues were $5.0 million in the first six months of the current year, a 23.4% decrease compared to the prior year’s first six months service and other revenues of $6.5 million. The current year decrease is primarily due to a decline in repair and parts revenue related to the aerospace printer product line, as well as sales declines in parts and repair revenue in the Product Identification segment.
Current year first six months gross profit was $20.6 million, a 21.3% decrease from prior year’s first six months gross profit of $26.2 million. Our gross profit margin of 35.2% in the current year reflects a decrease from the prior year’s first six months gross profit margin of 37.6%. The lower gross profit margin for the current year compared to the prior year is primarily due to lower revenue, higher manufacturing costs and less favorable product mix.
Operating expenses for the first six months of the current fiscal year were $19.8 million, a 12.4% decrease compared to prior year’s first six months operating expenses of $22.6 million. Selling and marketing expenses for the current year of $11.5 million decreased by 12.9% compared to the previous year’s first six months primarily due to decreases in travel and entertainment expenses, advertising and trade show expenditures, and wage, employee benefit and commission expenditures. General and Administrative expenses decreased 13.4% to $4.9 million in the first six months of the current year compared to $5.6 million in the first six months of the prior year, primarily due to a decrease in outside service fees, as well as lower travel costs and professional service fees, partially offset by an increase in bonus expense. R&D spending in the first six months of the current year was $3.4 million, a slight decrease compared to the prior year’s first six months spending of $3.8 million. Current year spending on R&D represents 5.9% of revenue compared to the prior year’s first six months level of 5.4%.
Other expense during the first six months of the current year was $23,000 compared to $0.6 million in the first six months of the previous year. Current year other expense primarily includes interest expense of $0.5 million on our debt and revolving credit line and $0.1 million related to the termination of the cross-currency interest rate swap $, which were largely offset by a $0.5 million gain on the translation of Eurodollar and Danish Kroner receivable balances at significantly higher exchange rates for those currencies as compared to the US Dollar and investment income of $0.1 million. Other expense during the first six months of fiscal 2020 primarily included interest expense on debt of $0.4 million, foreign exchange loss of $0.2 million and other expense of $0.1 million, partially offset by investment income of $0.1 million.

We recognized $0.4 million of income tax expense for the first six months of the current fiscal year, which reflects a significant increase in forecasted operating results for our fiscal 2021 as compared to operating results forecasted at the end of our first quarter of fiscal 2021, a $118,000 expense arising from a shortfall tax expense related to our stock, a $79,000 expense related to return to provision adjustments from several foreign tax returns filed in the current year and a $78,000 tax benefit related to the expiration of the statute of limitations on previously uncertain tax positions resulting in a 48.6% effective tax rate. We recognized $0.4 million of income tax expense for the first six months of the prior fiscal year, which reflects a $232,000 tax benefit arising from windfall tax benefits related to our stock and a $53,000 tax benefit related to the expiration of the statute of limitations on a previously uncertain tax position resulting in a 13.9% effective tax rate.
We reported net income of $0.4 million, or $0.06 per diluted share, for the first six months of the current year. On a comparable basis, net income for the first six months of the prior year was $2.7 million, or $0.36 per diluted share. Return on revenue was 0.7% for the first six months of fiscal 2021 compared to 3.8% for the first six months of fiscal 2020.
Segment Analysis
We report two segments: Product Identification and Test & Measurement and evaluate segment performance based on the segment profit before corporate and financial administration expenses. Summarized below are the Revenue and Segment Operating Profit (Loss) for each reporting segment:

	Three Months Ended				Six Months Ended
	Revenue		Segment Operating Profit (Loss)		Revenue		Segment Operating Profit (Loss)
(In thousands)	August 1, 2020	August 3, 2019	August 1, 2020	August 3, 2019	August 1, 2020	August 3, 2019	August 1, 2020	August 3, 2019
Product Identification	$21,629	$22,144	$3,146	$2,224	$44,009	$45,735	$6,292	$5,110
T&M	6,029	11,324	(407)	1,555	14,569	23,914	(563)	4,136

Total	$27,658	$33,468	2,739	3,779	$58,578	$69,649	5,729	9,246

Corporate Expenses			2,535	2,616			4,861	5,615

Operating Income			204	1,163			868	3,631
Other Income (Expense), Net			328	(183)			(23)	(550)

Income Before Income Taxes			532	980			845	3,081
Income Tax Provision			529	29			411	429

Net Income			$3	$951			$434	$2,652

Product Identification
Revenue from the Product Identification segment decreased 2.3% in the second quarter of the current year, with revenue of $21.6 million compared to $22.1 million in the same period of the prior year. The current quarter decrease in revenue is primarily attributable to declines in the QuickLabel product group as a result of lower ink jet, thermal paper supplies and hardware product sales, as well as lower parts and repair revenue. The overall revenue decrease in PI was tempered by increased sales of both hardware and supplies within the TrojanLabel product group, specifically, TrojanLabel’s
T2-C
and
T-4
printers which experienced continued growth during the current quarter. There was also a significant contribution to current quarter revenue as a result of the new product launch of TrojanLabel’s
T3-OPX
product. Product Identification’s current quarter segment operating profit was $3.1 million, reflecting a profit margin of 14.5%. This compares to the prior year’s second quarter segment profit of $2.2 million and related profit margin of 10.0%. The increase in Product Identification current year second quarter segment operating profit and margin is primarily due to lower period and operating costs.
Revenues from the Product Identification segment decreased 3.8% to $44.0 million in the first six months of the current year from $45.7 million in the same period of the prior year. The current period decrease in revenue is primarily attributable to the decline in revenue from QuickLabel product group ink jet and thermal paper supplies, hardware and parts and repairs. The overall revenue decrease in PI was slightly tempered by an increase in sales of supplies in the TrojanLabel product group, as well as the significant contribution to current year revenue as a result of the new product launch of TrojanLabel’s
T3-OPX
product. Product Identification current year segment operating profit was $6.3 million with a profit margin of 14.3%, compared to the prior year segment operating profit of $5.1 million and related profit margin of 11.2%. The increase in current year segment operating profit and margin is primarily due to lower period and operating costs.

Test & Measurement—T&M
Revenue from the T&M segment was $6.0 million for the second quarter of the current fiscal year, representing a 46.8% decrease compared to revenue of $11.3 million for the same period in the prior year. The decrease in revenue for the current quarter is primarily attributable to the decline in sales of our aerospace product lines as a result of the Boeing 737 MAX grounding and the dramatic drop in air travel due to the impact of
COVID-19.
To a lesser degree, the decrease in current quarter revenue was also impacted by a decline in T&M’s TMX hardware sales , as well as a decline in supplies and service and other revenue in the aerospace product lines, offset slightly by an increase in sales of the
EV-5000
data recorder. T&M’s second quarter segment operating loss was $0.4 million, reflecting a negative profit margin of 6.8%, a decrease compared to the prior year segment operating profit of $1.6 million and related operating margin of 13.7%. The decrease in segment operating profit and related margin were due to lower sales revenue in the current quarter.
Revenue from the T&M segment was $14.6 million for the first six months of the current fiscal year, a 39.1% decrease compared to sales of $23.9 million for the same period in the prior year. The decrease in revenue for the current year is primarily attributable to the decline in sales of our aerospace product lines as a result of the Boeing 737 MAX grounding and the dramatic drop in air travel due to the impact of
COVID-19.
The decrease in current period revenue was also driven to a lesser degree by a decline in data recorder hardware sales, as well as a decline in supplies and service and other revenue in the aerospace product lines. The segment’s first six months operating loss of $0.6 million resulted in a negative 3.9% profit margin compared to the prior year segment operating profit of $4.1 million and related operating margin of 17.3%. The lower segment operating profit and related margin for the current year is due to lower sales revenue in the current year.
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
At the end of last quarter, the deterioration of our financial condition and operating results due to the decline in 737
MAX-related
revenue and
COVID-19
impacts caused us to violate the financial covenants in our Credit Agreement dated February 28, 2017 (the “Existing Credit Agreement”) with Bank of America, N.A. (the “Lender”). On June 22, 2020, we entered into a letter agreement with the Lender wherein it agreed to waive compliance with those financial covenants for the measurement period ended May 2, 2020.
On July 30, 2020, we entered into an Amended and Restated Credit Agreement (the “A&R Credit Agreement”) with the Lender, our wholly owned subsidiary ANI ApS, a Danish private limited liability company and ANI ApS’s wholly-owned subsidiary TrojanLabel ApS, a Danish private limited liability company (“TrojanLabel”). The A&R Credit Agreement amended and restated the Existing Credit Agreement. In connection with our entry into the A&R Credit Agreement, we entered into an Amended and Restated Security and Pledge Agreement and a mortgage in favor of the Lender with respect to our owned real property in West Warwick, Rhode Island. Under the A&R Credit Agreement, AstroNova, Inc. is the sole borrower and its obligations are guaranteed by ANI ApS and TrojanLabel.
Immediately prior to the closing of the A&R Credit Agreement, we repaid $1.5 million in principal amount of term loans outstanding under the Existing Credit Agreement.
The A&R Credit Agreement provides for (i) a term loan in the principal amount of $15.2 million, which we used to refinance the outstanding term loans borrowed by us and ANI ApS under the Existing Credit Agreement and a portion of the outstanding revolving loans borrowed by us under the Existing Credit Agreement, and (ii) a $10.0 million revolving credit facility available to us for general corporate purposes. Revolving credit loans may be borrowed, at our option, in U.S. Dollars or, subject to certain conditions, Euros, British Pounds, Canadian Dollars or Danish Kroner.
On May 6, 2020, we entered into a Loan Agreement with and executed a promissory note in favor of Greenwood Credit Union (“Greenwood”) pursuant to which we borrowed $4.4 million (the “PPP Loan”) from Greenwood pursuant to the Paycheck Protection Program (the “PPP”) administered by the United States Small Business Administration (the “SBA”) and authorized by the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), enacted on March 27, 2020. The terms of the PPP Loan were subsequently revised in accordance with the provisions of the Paycheck Protection Flexibility Act of 2020 (the “PPP Flexibility Act”), which was enacted on June 5, 2020. We believe that our obtaining the PPP Loan and suspending the payment of dividends on our common stock were instrumental in our ability to successfully negotiate the A&R Credit Facility.

As a result of the impact of the
COVID-19
pandemic, our customers may also experience liquidity pressure and be unable to pay us for products on a timely basis. During the first quarter we experienced a limited number of cases in which certain of our aerospace customers failed to pay us on a timely basis and we increased our reserves for potential losses on those accounts. In the second quarter, two small airlines we had small receivables balances with but which we had previously fully reserved, entered bankruptcy. In general, during the second quarter these problems abated and we did not increase our reserves. If the impact of the
COVID-19
crisis continues for a prolonged period of time or worsens, we may experience further adverse impacts of delayed aerospace receivable collections.
On August 1, 2020, our cash and cash equivalents were $11.2 million. The outstanding balance on our revolving line of credit is $2.0 million at August 1, 2020 and we have $8.0 million remaining available for borrowing. Obtaining the PPP Loan and completing the A&R Credit Facility along with the impact of increased cash generated from operations during the second quarter, have resulted in a significant improvement in our liquidity profile and we believe that our available cash and credit facilities combined with our cash generated from operations will be sufficient to support our operating requirements, so long as that the impact of
COVID-19
does not worsen.
Indebtedness
Under the A&R Credit Agreement, the term loan repayments are as follows: the principal amount of each quarterly installment required to be paid on the last day of each of our fiscal quarters ending July 31, 2020 and October 31, 2020 is $0.8 million; the principal amount of the quarterly installment required to be paid on the last day of our fiscal quarter ending January 31, 2021 is $1.1 million; the principal amount of the quarterly installment required to be paid on the last day of our fiscal quarter ending April 30, 2021 is $1.1 million; the principal amount of each quarterly installment required to be paid on the last day of each of our fiscal quarters ending July 31, 2021, October 31, 2021, January 31, 2022 and April 30, 2022 is s $1.4 million; the entire remaining principal balance of the term loan is required to be paid on June 15, 2022. We may voluntarily prepay the term loan, in whole or in part, from time to time without premium or penalty (other than customary breakage costs, if applicable). We may repay borrowings under the revolving credit facility at any time without premium or penalty (other than customary breakage costs, if applicable), but in any event no later than June 15, 2022, and any outstanding revolving loans thereunder will be due and payable in full, and the revolving credit facility will terminate, on such date. We may reduce or terminate the revolving line of credit at any time, subject to certain thresholds and conditions, without premium or penalty.
The loans under the A&R Credit Agreement are subject to certain mandatory prepayments, subject to various exceptions, from (a) net cash proceeds from certain dispositions of property, (b) net cash proceeds from certain issuances of equity, (c) net cash proceeds from certain issuances of additional debt and (d) net cash proceeds from certain extraordinary receipts.
Amounts repaid under the revolving credit facility may be reborrowed, subject to continued compliance with the A&R Credit Agreement. No amount of the term loan that is repaid may be reborrowed.
The interest rates under the A&R Credit Agreement are as follows: The term loan and revolving credit loans bear interest at a rate per annum equal to, at our option, either (a) the applicable LIBOR rate (or in the case of revolving credit loans denominated in a currency other than U.S. Dollars, the applicable quoted rate), plus a margin that varies within a range of 2.15% to 3.65% based on our consolidated leverage ratio, or (b) a fluctuating reference rate equal to the highest of (i) the federal fund rate plus 0.50%, (ii) Bank of America’s publicly announced prime rate, (iii) the applicable LIBOR rate plus 1.00% or (iv) 1.00%, plus a margin that varies within a range of 1.15% to 2.65% based on our consolidated leverage ratio. We are also required to pay a commitment fee on the undrawn portion of the revolving credit facility that varies within a range of .25% and .675% based on our consolidated leverage ratio.
Under the A&R Credit Agreement , we must comply with various customary financial and non-financial
covenants including a maximum consolidated leverage ratio, a minimum consolidated fixed charge coverage ratio, a minimum level of EBITDA, a consolidated asset coverage ratio and a minimum level of liquidity. The primary non-financial
covenants limit our and our subsidiaries’ ability to incur future indebtedness, to place liens on assets, to pay dividends or distributions on capital stock, to repurchase or acquire capital stock, to conduct mergers or acquisitions, to sell assets, to alter their capital structure, to make investments and loans, to change the nature of their business, and to prepay subordinated indebtedness, in each case subject to certain exceptions and thresholds as set forth in the A&R Credit Agreement.
The Lender is entitled to accelerate repayment of the loans and to terminate its revolving credit commitment under the A&R Credit Agreement upon the occurrence of any of various customary events of default, which include, among other events, the following (which are subject, in some cases, to certain grace periods): failure to pay when due any principal, interest or other amounts in respect of the loans, breach of any of our covenants or representations under the loan documents, default under any other of our or our subsidiaries’ significant indebtedness agreements, a bankruptcy, insolvency or similar event with respect to us or any of our subsidiaries, a significant unsatisfied judgment against us or any of our subsidiaries, or our undergoing a change of control.
In addition to the guarantees by ANI ApS and TrojanLabel, our obligations under the A&R Credit Agreement are also secured by substantially all of AstroNova, Inc.’s personal property assets (including a pledge of the equity interests it holds in ANI ApS, in our wholly-owned German subsidiary AstroNova GmbH, and in our wholly-owned French subsidiary AstroNova SAS), subject to certain exceptions, and by a mortgage on our owned real property in West Warwick, Rhode Island.

In connection with our entry into the A&R Credit Agreement, and as a condition of the Lender’s entry into the A&R Credit Agreement, we terminated our interest rate swap and cross-currency interest rate swap (the “Swaps”) that we previously used to manage the interest rate and foreign currency exchange risks associated with borrowings under the Existing Credit Agreement. We paid $0.7 million in connection with the termination of the Swaps.
The PPP Loan, which will mature on May 6, 2022, is unsecured and bears interest at a rate of 1.0% per annum, accruing from the loan date and is payable monthly. No payments are due on the PPP Loan for six months from the date of the first disbursement, but interest accrues during the deferral period. Interest accrued in the amount of $11,000 is included in other income (expense) for the three and six month periods ended August 1, 2020.
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
Subject to the limitations and conditions set forth in the CARES Act, the PPP Flexibility Act and the regulations and guidance provided by the SBA with respect to the PPP, a portion of the PPP Loan in an amount up to the amount of the PPP Loan proceeds we spend on payroll, rent, utilities and interest on certain debt during the twenty-four week period following incurrence of the PPP Loan may be forgiven under the PPP. The amount of the PPP Loan to be forgiven in respect of rent, utilities and interest on certain debt will be capped at 40% of the forgiven amount, with the remaining forgiven amount allocated to payroll costs. We have fully utilized the PPP Loan proceeds for qualifying expenses and intend to apply for forgiveness of the PPP Loan during the third quarter of the current fiscal year. Whether our application for forgiveness will be granted and in what amount is subject to an application to, and approval by, the SBA and may also be subject to further requirements in any regulations and guidelines the SBA may adopt.

Cash Flow
Our statements of cash flows for the six months ended August 1, 2020 and August 3, 2019 are included on page 7 of this report. Net cash provided by operating activities was $9.2 million for the first six months of fiscal 2021 compared to $1.0 million for the same period of the previous year. The increase in net cash provided by operations for the first six months of the current year is primarily due to the increase in cash provided by working capital. The combination of changes in accounts receivable, inventory, income taxes payable, accounts payable and accrued expenses increased cash by $5.7 million for the first six months of fiscal 2021, compared to a decrease of $5.6 million for the same period in fiscal 2020.
Our accounts receivable balance decreased to $14.8 million at the end of the second quarter compared to $19.8 million at year end. The $5.0 million decrease in the accounts receivable balance from year end is directly related to the decrease in sales for the second quarter of the current year as compared to fourth quarter sales in fiscal 2020 and a decline in days sales outstanding for the second quarter of the current year, which was 47 compared to 55 days at prior year end. The decline in days sales outstanding is largely due to the relative decline in sales of aerospace products, which tend to have longer collection cycles.
The inventory balance was $32.4 million at the end of the second quarter of fiscal 2021, compared to $33.9 million at year end and inventory days on hand increased to 163 days at the end of the current quarter from 151 days at the prior year end. The current period decrease in inventory is due to sell through of supplies inventory in the Product Identification segment. Demand declines in the aerospace product group resulted in unconsumed assembly and finished goods inventories, offsetting some of the Product Identification inventory decreases. Inventory days on hand increased by virtue of the lower aerospace sell through.
The net increased cash position at August 1, 2020 primarily resulted from cash provided by operations, as discussed above, as well as $4.4 million received from PPP loan proceeds and an additional net $3.5 million of proceeds received in the second quarter of fiscal 2021 related to the refinance of long-term debt.. The increase in cash for the first six months of the current year was offset by a $4.5 million net cash decrease on the revolving line of credit, principal payments of long-term debt and the guaranteed royalty obligation of $2.1 million and $1.0 million, respectively; cash used to acquire property, plant and equipment of $1.2 million and dividends paid of $0.5 million.
Contractual Obligations, Commitments and Contingencies
There have been no material changes to our contractual obligations as disclosed in our Annual Report on Form
10-K
for the fiscal year ended January 31, 2020 other than those occurring in the ordinary course of business.
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
This Quarterly Report on Form
10-Q
may contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are not statements of historical fact, but rather reflect our current expectations concerning future events and results. We generally use the words “believes,” “expects,” “intends,” “plans,” “anticipates,” “likely,” “continues,” “may,” “will,” and similar expressions to identify forward-looking statements. Such forward-looking statements, including those concerning our expectations, involve risks, uncertainties and other factors, some of which are beyond our control, which may cause our actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements. Factors which could cause actual results to differ materially from those anticipated include, but are not limited to (a) the impact of the ongoing
COVID-19
pandemic on us, our customers, our suppliers and the global economy; (b) general economic, financial and business conditions; (c) declining demand in the test and measurement markets, especially defense and aerospace; (d) competition in the specialty printer industry; (e) our ability to develop and introduce new products and achieve market acceptance of these products; (f) competition in the data acquisition industry; (g) the impact of changes in foreign currency exchange rates on the results of operations; (h) the ability to successfully integrate acquisitions and realize benefits from divestitures; (i) our ability to restructure the terms of our current credit facility and to otherwise manage our indebtedness; (j) our ability to obtain financing for working capital and capital expenditures; (k) the business abilities and judgment of personnel and changes in business strategy; (l) the efficacy of research and development investments to develop new products; (m) the launching of significant new products which could result in unanticipated expenses; (n) bankruptcy or other financial problems at major suppliers or customers that could cause disruptions in our supply chain or difficulty in collecting amounts owed by such customers; (o) any technology disruption or delay in implementing new technology; (p) a material security breach or cybersecurity attack impacting our business and our relationship with customers;( q) difficulties encountered in connection with the certification of the 737 MAX for return to service; and (r) other risks included under
“Item 1A-Risk
Factors” in our Annual Report on Form
10-K
for the fiscal year ended January 31, 2020. We assume no obligation to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by law.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
During the six months ended August 1, 2020, there were no material changes to our market risk disclosures as set forth in Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form
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
Our business has been and will likely continue to be materially adversely affected by the widespread outbreak of contagious disease, including the recent outbreak of a respiratory illness caused by a novel coronavirus known as
COVID-19.
COVID-19
has been declared by the World Health Organization to be a “pandemic” and has spread to many of the countries in which we, our customers, our suppliers and our other business partners do business. National, state and local governments in affected regions have implemented and have periodically changed a variety of safety precautions, including quarantines, travel restrictions, business closures, cancellations of public gatherings and other measures, often without coordination and in contradictory ways. Many other businesses and other organizations with which we do business directly or which otherwise impact us have taken and are taking additional steps to avoid or reduce infection, including limiting travel and staying home from work which has required us to adapt our interaction to those entities’ requirements. These measures are disrupting normal business operations both inside and outside of affected areas and have had significant negative impacts on our business, the businesses of our suppliers and customers, and on businesses and financial markets worldwide.
In response, we have established new procedures to monitor government recommendations and regulations and make good faith efforts to comply with both those regulations and the best practices recommendations issued by a variety of governmental health authorities and manufacturing industry organizations to which we belong. In addition, we have made significant modifications to our normal operations because of the
COVID-19
outbreak, including requiring most
non-production
related team members to work remotely, at least part-time. As a result of these safety protocols, routine health checks and segregating work groups to reduce close contact to the degree possible, we believe the risk of
COVID-19
outbreak in our facilities is relatively low compared to the overall positivity rate of the general populations where our businesses reside. Nevertheless while we maintained our manufacturing operational capacity at our manufacturing facilities located in West Warwick, Rhode Island, as well as our manufacturing facilities in Canada and Germany, because of the nature of
COVID-19’s
transmission dynamics, apparent long incubation period and inconsistent disease presentation among different people, there can be no assurance that our efforts to maintain safety will be successful and there is an unknown level of risk that
COVID-19
could infect our workforce, which could interrupt our production and potentially create liability for us.
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
While it is not possible at this time to estimate the full scope of the impact that
COVID-19
will have on our business, customers, suppliers or other business partners, we expect that the continued spread of
COVID-19,
the measures taken by the governments of affected areas, actions taken to protect employees, and the impact of the pandemic on all business activities to continue to adversely impact our operational capacity and the efficiency of our team members and will continue to negatively affect our results of operations and financial condition.
The adverse effect of
COVID-19
on our business has negatively impacted our earnings and cash flow and this combined with disruptions in the credit and capital markets as a result of
COVID-19,
has affected and may continue to adversely affect the terms on which we are able to obtain any new financing should it be needed.
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

If we are unable to successfully comply with our credit agreement with Bank of America or secure alternative financing, our business and financial condition could be materially adversely affected.
Our credit agreement with Bank of America requires us, among other things, to satisfy certain financial ratios on an ongoing basis, consisting of a maximum consolidated leverage ratio, a minimum consolidated fixed charge coverage ratio, a minimum level of EBITDA, a consolidated asset coverage ratio and a minimum level of liquidity. We are also required to comply with a number of other covenants and conditions, including limitations on our and our subsidiaries’ ability to incur future indebtedness, to place liens on assets, to pay dividends or distributions on their capital stock, to repurchase or acquire their capital stock, to conduct mergers or acquisitions, to sell assets, to alter their capital structure, to make investments and loans, to change the nature of their business, and to prepay subordinated indebtedness, in each case subject to certain exceptions and thresholds as set forth in the credit agreement. Although these arrangements were restructured after the onset of the
COVID-19
crisis, and took the status of the economic environment and our business at the time it was negotiated and executed into account, there is no assurance that the effects of the
COVID-19
pandemic on us, our customers and markets and the economic environment will not be worse than the parties anticipated, or that other unforeseen adverse impacts on our business may not occur such as to cause us to be able to comply with the covenants and other terms of the agreement. If we were thus to violate the terms of the credit agreement and we were unable to renegotiate its terms at that time, or secure alternative financing it could have a material adverse impact on us.
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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
During the second quarter of fiscal 2021, we made the following repurchases of our common stock:

	Total Number of Shares Repurchased		Average Price paid Per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Be Purchased Under The Plans or Programs
May 1—May 31	—		$—		—	—
June 1—June 30	7,917	(a)	$6.63	(a)	—	—
July 1—July 31	—		$—		—	—

(a)
Certain of our executives delivered 7,917 shares of our common stock toward the satisfaction of taxes due with respect to vesting of restricted shares. The shares delivered were valued at a weighted-average market value of $6.63 per share and are included with treasury stock in the consolidated balance sheet. These transactions were not part of a publicly announced purchase plan or program.

Item 5.	Other Information
We are providing the following information in this Item 5 in lieu of disclosing the information under Item 5.02(e) of a Current Report on Form
8-K
with a due date on or after the date hereof.
On September 8, 2020, we entered into a change in control agreement (the “Change in Control Agreement”) with David Smith, our Vice President, Chief Financial Officer and Treasurer. The Change in Control Agreement provides for the payment of severance benefits to Mr. Smith upon a Change in Control (as defined below) if Mr. Smith’s employment is terminated by us without “Cause” or by Mr. Smith for “Good Reason” (each as defined in the Change in Control Agreement) within the period (the “Change in Control Period”) beginning on the earlier of (i) 180 days prior to the occurrence of the Change in Control and (ii) the announcement of a transaction expected to result in a Change in Control, and ending on the second anniversary of the occurrence of a Change in Control. Severance payments to Mr. Smith under the Change in Control Agreement include (A) payment of any accrued but unpaid salary or vacation payments and any unpaid portion of Mr. Smith’s bonus from the prior fiscal year; (B) payment of a portion of his bonus for the fiscal year in progress, prorated based upon the number of days elapsed in that fiscal year and calculated assuming that 100% of the target bonus is achieved, (C) payment of the sum of his annual salary and 75% of the amount of his target bonus for the fiscal year during which the Change in Control occurs (collectively, “Base Compensation”), (D) continued health coverage for 12 months or until he receives benefits from another employer, if earlier, (E) reimbursement for outplacement services, including office space and equipment, in an amount not to exceed 17% of his Base Compensation, and (F) immediate vesting of all unvested stock options, restricted stock awards, time-based restricted stock units and earned performance-based restricted stock units. If any payment or benefit under the Change in Control Agreement or under any other plan or agreement would constitute an “excess parachute payment” within the meaning of Section 280G of the Internal Revenue Code, and if Mr. Smith would be in a better after-tax position
by reducing the payments or benefits, the amounts payable under the Change in Control Agreement will be reduced to the extent necessary to avoid the excise tax payable under Section 280G.
The Change in Control agreement will continue in effect until November 30, 2021 and will automatically be extended for additional one-year
terms, unless either we or Mr. Smith provides written notice to the other party at least 90 days prior to the end of the then-current term.
For purposes of the Change in Control Agreement, “Change in Control” means (i) the acquisition of 50% or more of the beneficial ownership of our combined voting securities by any person or group, which person or group did not theretofore beneficially own 30% or more of our combined voting securities; (ii) our consummation of a reorganization, merger or consolidation, in each case, with respect to which all or substantially all of the individuals and entities who were the beneficial owners of our voting securities immediately prior to such reorganization, merger or consolidation do not beneficially own, directly or indirectly, securities representing more than 50% of the voting power of then outstanding voting securities of the surviving corporation resulting from such a reorganization, merger or consolidation; (iii) the sale, exchange or other disposition (in one transaction or a series of related transactions) of all or substantially all of our assets (on a consolidated basis) to a party which is not controlled by or under common control with us; or (iv) a change in the composition of a majority of our board of directors (the “Board) over a two-year
period unless the selection or nomination of each of the new members is approved by two-thirds
of those remaining members of the Board who were members at the beginning of the two-year
period.
The description of the Change in Control Agreement is qualified in its entirety by reference to the full text of the Change in Control Agreement, a copy of which is attached hereto as Exhibit 10.7 and is incorporated herein by reference.

Item 6.	Exhibits

3A	Restated Articles of Incorporation of the Company and all amendments thereto, filed as Exhibit 3A to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2016 and incorporated by reference herein.

3B	By-laws of the Company as amended to date, filed as Exhibit 3B to the Company’s Annual Report on Form 10-K/A for the fiscal year ended January 31, 2008 (File no. 000-13200) and incorporated by reference herein.

	10.1	Loan Agreement effective as of May 6, 2020, by and between AstroNova, Inc. and Greenwood Credit Union, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 2, 2020 and incorporated by reference herein.

	10.2	Promissory Note dated May 6, 2020, by and between AstroNova, Inc. and Greenwood Credit Union, filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 2, 2020 and incorporated by reference herein.

	10.3	Letter of Agreement dated June 22, 2020 between AstroNova, Inc. and Bank of America, N.A. , filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 2, 2020 and incorporated by reference herein.

	10.4	Amended and Restated Credit Agreement dated as of July 30, 2020 among AstroNova, Inc., ANI ApS, TrojanLabel ApS, and Bank of America, N.A.

	10.5	Amended and Restated Security and Pledge Agreement dated as of July 30, 2020 among AstroNova, Inc. and Bank of America, N.A. , filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, event date July 30, 2020, and incorporated by reference herein.

	10.6	Open-End Mortgage Deed to Secure Present and Future Loans under Chapter 25 of Title 34 of the Rhode Island General Laws, Assignment of Leases and Rents, Security Agreement and Fixture Filing dated as of July 30, 2020 among AstroNova, Inc. and Bank of America, N.A. , filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, event date July 30, 2020, and incorporated by reference herein.

	10.7	Change in Control Agreement dated September 8, 2020 by and between AstroNova, Inc. and David S. Smith.*

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document—the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH Inline XBRL Taxonomy Extension Schema Document

101.CAL Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE Inline XBRL Taxonomy Extension Presentation Linkbase Document

104 Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASTRONOVA, INC.
(Registrant)

Date: September 9, 2020	By	/s/ Gregory A. Woods
Gregory A. Woods,
President and Chief Executive Officer
(Principal Executive Officer)

	By	/s/ David S. Smith
David S. Smith,
Vice President, Chief Financial Officer and Treasurer (Principal Accounting Officer and Principal Financial Officer)