Form 10-Q
period 2020-10-31
AstroNova, Inc.
filed 2020-12-09
CIK 8146

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2020
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
The number of shares of the registrant’s common stock, $.05 par value per share, outstanding as of December
7
, 2020 was 7,170,486.

ASTRONOVA, INC.

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements
ASTRONOVA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, Except Share Data)

	October 31, 2020	January 31, 2020
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$9,603	$4,249
Accounts Receivable, net	15,662	19,784
Inventories, net	30,868	33,925
Prepaid Expenses and Other Current Assets	2,769	2,193

Total Current Assets	58,902	60,151
Property, Plant and Equipment, net	11,944	11,268
Intangible Assets, net	22,413	25,383
Goodwill	12,466	12,034
Deferred Tax Assets	5,099	5,079
Right of Use Assets	1,436	1,661
Other Assets	1,049	1,088

TOTAL ASSETS	$113,309	$116,664

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts Payable	$4,825	$4,409
Accrued Compensation	2,749	2,700
Other Liabilities and Accrued Expenses	3,481	4,711
Current Portion of Long-Term Debt	4,984	5,208
Revolving Credit Facility	—	6,500
Current Liability – Royalty Obligation	2,000	2,000
Current Liability – Excess Royalty Payment Due	147	773
Deferred Revenue	313	466

Total Current Liabilities	18,499	26,767
Long-Term Debt, net of current portion	8,488	7,715
Royalty Obligation, net of current portion	6,624	8,012
Long-Term Debt – PPP Loan	4,422	—
Lease Liabilities, net of current portion	1,105	1,279
Other Long-Term Liabilities	657	1,081
Deferred Tax Liabilities	476	435

TOTAL LIABILITIES	40,271	45,289
SHAREHOLDERS’ EQUITY
Common Stock, $0.05 Par Value, Authorized 13,000,000 shares; Issued 10,416,724 shares and 10,343,610 shares at October 31, 2020 and January 31, 2020, respectively	521	517
Additional Paid-in Capital	57,894	56,130
Retained Earnings	49,248	49,298
Treasury Stock, at Cost, 3,295,188 and 3,281,701 shares at October 31, 2020 and January 31, 2020, respectively	(33,568)	(33,477)
Accumulated Other Comprehensive Loss, net of tax	(1,057)	(1,093)

TOTAL SHAREHOLDERS’ EQUITY	73,038	71,375

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$113,309	$116,664

See Notes to condensed consolidated financial statements (unaudited).

ASTRONOVA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	October 31, 2020	November 2, 2019	October 31, 2020	November 2, 2019
Revenue	$28,017	$33,318	$86,595	$102,967
Cost of Revenue	18,282	21,021	56,218	64,454

Gross Profit	9,735	12,297	30,377	38,513
Operating Expenses:
Selling and Marketing	5,553	6,944	17,033	20,122
Research and Development	1,412	2,076	4,845	5,868
General and Administrative	2,353	2,830	7,214	8,445

Operating Expenses	9,318	11,850	29,092	34,435

Operating Income	417	447	1,285	4,078
Other Expense, net	(437)	(238)	(459)	(788)

Income (Loss) Before Income Taxes	(20)	209	826	3,290
Income Tax (Benefit) Provision	(32)	(247)	379	182

Net Income	$12	$456	$447	$3,108

Net Income per Common Share - Basic:	$0.00	$0.06	$0.06	$0.44

Net Income per Common Share - Diluted:	$0.00	$0.06	$0.06	$0.43

Weighted Average Number of Common Shares Outstanding:
Basic	7,120	7,047	7,100	7,013
Diluted	7,185	7,199	7,137	7,272
See Notes to condensed consolidated financial statements (unaudited).

ASTRONOVA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
 (LOSS)
(In Thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	October 31, 2020	November 2, 2019	October 31, 2020	November 2, 2019
Net Income	$12	$456	$447	$3,108
Other Comprehensive Income (Loss), Net of Taxes:
Foreign Currency Translation Adjustments	(157)	87	53	(166)
Change in Value of Derivatives Designated as Cash Flow Hedge	15	62	(255)	62
Losses (Gains) from Cash Flow Hedges Reclassified to Income Statement	—	3	193	(201)
Cross-Currency Interest Rate Swap Termination	—	—	45	—

Other Comprehensive Income (Loss)	(142)	152	36	(305)

Comprehensive Income (Loss)	$(130)	$608	$483	$2,803

See Notes to condensed consolidated financial statements (unaudited).

ASTRONOVA, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
($ In Thousands, Except per Share Data)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount
Balance February 1, 2020	10,343,610	$517	$56,130	$49,298	$(33,477)	$(1,093)	$71,375
Share-Based Compensation	—	—	495	—	—	—	495
Employee Option Exercises	4,456	—	32	—	—	—	32
Restricted Stock Awards Vested, net	23,638	1	(1)	—	(54)	—	(54)
Common Stock – Cash Dividend - $0.07 per share	—	—	—	(497)	—	—	(497)
Net Income	—	—	—	432	—	—	432
Other Comprehensive Loss	—	—	—	—	—	(221)	(221)

Balance May 2, 2020	10,371,704	$518	$56,656	$49,233	$(33,531)	$(1,314)	$71,562
Share-Based Compensation	—	—	601	—	—	—	601
Employee Option Exercises	4,874	—	29	—	—	—	29
Restricted Stock Awards Vested, net	35,676	2	(2)	—	(37)	—	(37)
Net Income	—	—	—	3	—	—	3
Other Comprehensive Income	—	—	—	—	—	399	399

Balance August 1, 2020	10,412,254	$520	$57,284	$49,236	$(33,568)	$(915)	$72,557

Share-Based Compensation	—	—	591	—	—	—	591
Employee Option Exercises	4,037	1	19	—	—	—	20
Restricted Stock Awards Vested, net	433	—	—	—	—	—	—
Net Income	—	—	—	12	—	—	12
Other Comprehensive (Loss)	—	—	—	—	—	(142)	(142)

Balance October 31, 2020	10,416,724	$521	$57,894	$49,248	$(33,568)	$(1,057)	$73,038

	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount
Balance February 1, 2019	10,218,559	$511	$53,568	$49,511	$(32,997)	$(818)	$69,775
Share-Based Compensation	—	—	601	—	—	—	601
Employee Option Exercises	27,990	1	306	—	(11)	—	296
Restricted Stock Awards Vested, net	9,522	1	(1)	—	(69)	—	(69)
Common Stock – Cash Dividend - $ 0.07 per share	—	—	—	(489)	—	—	(489)
Net Income	—	—	—	1,700	—	—	1,700
Other Comprehensive Loss	—	—	—	—	—	(200)	(200)

Balance May 4, 2019	10,256,071	$513	$54,474	$50,722	$(33,077)	$(1,018)	$71,614
Share-Based Compensation	—	—	451	—	—	—	451
Employee Option Exercises	13,821	1	198	—	—	—	199
Restricted Stock Awards Vested, net	45,658	2	(2)	—	(377)	—	(377)
Common Stock – Cash Dividend - $0.07 per share	—	—	—	(493)	—	—	(493)
Net Income	—	—	—	951	—	—	951
Other Comprehensive Loss	—	—	—	—	—	(257)	(257)

Balance August 3, 2019	10,315,550	$516	$55,121	$51,180	$(33,454)	$(1,275)	$72,088

Share-Based Compensation	—	—	525	—	—	—	525
Employee Option Exercises	18,365	2	224	—	—	—	226
Cash Dividend—$0.07 per share	—	—	—	(494)	—	—	(494)
Net Income	—	—	—	456	—	—	456
Other Comprehensive Income	—	—	—	—	—	152	152

Balance November 2, 2019	10,333,915	$518	$55,870	$51,142	$(33,454)	$(1,123)	$72,953

ASTRONOVA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Nine Months Ended
	October 31, 2020	November 2, 2019
Cash Flows from Operating Activities:
Net Income	$447	$3,108
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	4,571	4,692
Amortization of Debt Issuance Costs	48	37
Share-Based Compensation	1,687	1,576
Changes in Assets and Liabilities:
Accounts Receivable	4,248	1,296
Inventories	3,252	(5,412)
Income Taxes	115	(2,639)
Accounts Payable and Accrued Expenses	(1,488)	(1,586)
Other	(1,213)	(84)

Net Cash Provided by Operating Activities	11,667	988
Cash Flows from Investing Activities:
Additions to Property, Plant and Equipment	(2,102)	(2,422)

Net Cash Used for Investing Activities	(2,102)	(2,422)
Cash Flows from Financing Activities:
Net Cash Proceeds from Employee Stock Option Plans	6	633
Net Cash Proceeds from Share Purchases under Employee Stock Purchase Plan	75	88
Net Cash Used for Payment of Taxes Related to Vested Restricted Stock	(91)	(445)
Borrowings under Revolving Credit Facility	5,000	5,000
Repayment under Revolving Credit Facility	(11,500)	—
Payment of Minimum Guarantee Royalty Obligation	(1,500)	(1,375)
Proceeds from Long-Term Debt – PPP Loan	4,422	—
Proceeds from Long-Term Debt Borrowings	15,232	—
Payoff of Long-Term Debt	(11,732)	—
Principal Payments of Long-Term Debt	(2,906)	(3,998)
Payment of Debt Issuance Costs	(89)	—
Dividends Paid	(497)	(1,477)

Net Cash Used for Financing Activities	(3,580)	(1,574)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(631)	(58)

Net Increase (Decrease) in Cash and Cash Equivalents	5,354	(3,066)
Cash and Cash Equivalents, Beginning of Period	4,249	7,534

Cash and Cash Equivalents, End of Period	$9,603	$4,468

Supplemental Disclosures of Cash Flow Information:
Cash Paid During the Period for Interest	$517	$350
Cash Paid During the Period for Income Taxes, Net of Refunds	$250	$2,746
Schedule of Non-Cash Financing Activities:
Value of Shares Received in Satisfaction of Option Exercise Price	$—	$11
See Notes to condensed consolidated financial statements (unaudited).

ASTRONOVA, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Note 1 – Business and Basis of Presentation
Overview
Headquartered in West Warwick, Rhode Island, AstroNova, Inc. leverages its expertise in data visualization technologies to design
, develop, manufacture and distribute a broad range of specialty printers and data acquisition and analysis systems. Our products are employed around the world in a wide range of applications in the aerospace, apparel, automotive, avionics, chemical, computer peripherals, communications, distribution, food and beverage, general manufacturing, packaging and transportation industries. In the United States, we have factory-trained direct field salespeople located in major cities from coast to coast. We also have direc
t
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
Note 2 – Summary of Significant Accounting Policies Update
The accounting policies used in preparing the condensed consolidated financial statements in this Form
10-Q
are the same as those used in preparing our consolidated financial statements included in our Annual Report on Form
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
We derive revenue from the sal
e
 of (i) hardware, including digital color label printers and specialty OEM printing systems, portable data acquisition systems and airborne printers used in the flight deck and cabin of military, commercial and business aircraft, (ii) related supplies required in the operation of the hardware, (iii) repairs and maintenance of hardware and (iv) service agreements.
Revenues disaggregated by primary geographic markets and major product types are as follows:
Primary geographical markets:

	Three Months Ended		Nine Months Ended
(In thousands)	October 31, 2020	November 2, 2019	October 31, 2020	November 2, 2019
United States	$16,788	$21,831	$54,442	$64,471
Europe	7,081	7,059	20,845	22,408
Canada	1,273	1,441	4,154	4,346
Central and South America	1,233	1,019	3,101	3,232
Asia	1,209	1,396	3,050	7,063
Other	433	572	1,003	1,447

Total Revenue	$28,017	$33,318	$86,595	$102,967

Major product types:

	Three Months Ended		Nine Months Ended
(In thousands)	October 31, 2020	November 2, 2019	October 31, 2020	November 2, 2019
Hardware	$7,667	$12,160	$25,021	$37,514
Supplies	17,996	17,655	54,254	55,463
Service and Other	2,354	3,503	7,320	9,990

Total Revenue	$28,017	$33,318	$86,595	$102,967

Contract Assets and Liabilities
We normally do not have contract assets, which are primarily unbilled accounts receivable that are conditional on something other than the passage of time.
Our contract liabilities, which represent billings in excess of revenue recognized, are related to advanced billings for purchased service agreements and extended warranties. Contract liabilities were $313,000 and $466,000 at October 31, 2020 and January 31, 2020, respectively, and are recorded as deferred revenue in the accompanying condensed consolidated balance sheet. The decrease in the deferred revenue balance during the nine months ended October 31, 2020 is primarily due t
o
 $466,000 of revenue recognized during the period that was included in the deferred revenue balance at January 31, 2020 and current period
deferred revenue recognized
in income
during the period
,
offset by cash payments received in advance of satisfying performance obligations.
Contract Costs
We recognize an asset for the incremental costs of obtaining a contract with a customer if we expect the benefit of those costs to be longer than one year. We have determined that certain costs related to obtaining sales contracts for our aerospace printer products meet the requirement to be capitalized. These costs are deferred and amortized based on the forecasted number of units sold over the remaining benefit term, which we currently estimate to be approximately 6 years. The balance of these contract assets at January 31, 2020 was $944,000. We amortized $44,000 of direct costs for the nine months ended October 31, 2020 and the balance of deferred incremental direct costs net of accumulated amortization at October 31, 2020 was $900,000, of which $59,000 is reported in other current assets and $841,000 is reported in other assets in the accompanying condensed consolidated balance sheet.
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

	Three Months Ended		Nine Months Ended
	October 31, 2020	November 2, 2019	October 31, 2020	November 2, 2019
Weighted Average Common Shares Outstanding – Basic	7,120,286	7,046,803	7,099,505	7,012,595
Effect of Dilutive Options, Restricted Stock Awards and Restricted Stock Units	65,199	151,795	37,973	259,840

Weighted Average Common Shares Outstanding – Diluted	7,185,485	7,198,598	7,137,478	7,272,435

For the three and nine months ended October 31, 2020, the diluted per share amounts do not reflect common equivalent shares outstanding of 689,157 and 892,868
,
respectively. For the three and nine months ended November 2, 2019, the diluted per share amounts do not reflect common equivalent shares outstanding of 238,477 and 206,592
,
respectively. These outstanding common equivalent shares were not included due to their anti-dilutive effect.

Note 5 – Intangible Assets
Intangible assets are as follows:

	October 31, 2020				January 31, 2020
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Currency Translation Adjustment	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Currency Translation Adjustment	Net Carrying Amount
Miltope:
Customer Contract Relationships	$3,100	$(2,253)	$—	$847	$3,100	$(2,021)	$—	$1,079
RITEC:
Customer Contract Relationships	2,830	(1,316)	—	1,514	2,830	(1,076)	—	1,754
Non-Competition Agreement	950	(950)	—	—	950	(871)	—	79
TrojanLabel:
Existing Technology	2,327	(1,313)	147	1,161	2,327	(1,053)	78	1,352
Distributor Relations	937	(370)	63	630	937	(297)	27	667
Honeywell:
Customer Contract Relationships	27,243	(8,982)	—	18,261	27,243	(6,791)	—	20,452

Intangible Assets, net	$37,387	$(15,184)	$210	$22,413	$37,387	$(12,109)	$105	$25,383

There were no impairments to intangible assets during the periods ended October 31, 2020 and November 2, 2019
.
With respect to the acquired intangibles included in the table above, amortization expense of $1.0 million and $1.1 million has been included in the condensed consolidated statements of income for the three months ended October 31, 2020 and November 2, 2019, respectively. Amortization expense of $3.1 million and $3.2 million related to the above acquired intangibles has been included in the accompanying condensed consolidated statement of income for the nine months ended October 31, 2020 and November 2, 2019, respectively.
Estimated amortization expense for the next five fiscal years is as follows:

(In thousands)	Remaining 2021	2022	2023	2024	2025
Estimated amortization expense	$999	$3,979	$3,972	$3,975	$3,395
Note 6 – Inventories
Inventories are stated at the lower of cost
(first-in,
first-out)
and net realizable value and include material, labor and manufacturing overhead. The components of inventories are as follows:

(In thousands)	October 31, 2020	January 31, 2020
Materials and Supplies	$21,058	$20,151
Work-In-Process	1,631	1,408
Finished Goods	16,464	17,992

	39,153	39,551
Inventory Reserve	(8,285)	(5,626)

	$30,868	$33,925

Note 7 – Credit Agreement and Debt
Credit Agreement
On July 30, 2020, we entered into an Amended and Restat
ed
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
During the three months ended October 31, 2020, we repaid the entire outstanding balance under the revolving line of credit. Balances outstanding under the revolving line of credit during the nine months ended October 31, 2020 bore interest at a weighted average annual rate of
3.41
%,

and $35,000 and $188,000

of interest was incurred and is included in other expense in the accompanying condensed consolidated income statement for the three and nine month periods ended October 31, 2020, respectively. At October 31, 2020, there was no balance outstanding under the revolving line of credit and
$10.0 million
was
available for borrowing under the revolving credit facility.
The A&R Credit Agreement was accounted for as a debt modification in a non-troubled
debt restructuring. We incurred $0.2 million of new debt issuance costs related to the term loan, of which $0.1 million of new lender fees were recorded against the debt as debt issuance costs and will be amortized over the term of the loan and $0.1 million of third party fees that were expensed as incurred. Additionally, $0.1 million of unamortized debt issuance costs related to the prior term debt will be amortized over the remaining life of the new term loan. We also incurred $0.1 million of new debt issuance fees in connection with the revolving line of credit which are included as a component of prepaid expenses and other current assets and will be amortized over the remaining life of the A&R Credit Agreement.
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
Under the A&R Credit Agreement the term loan and revolving credit loans bear interest at a rate per annum equal to, at the our option, either (a) the LIBOR Rate (or in the case of revolving credit loans denominated in a currency other than U.S. Dollars, the applicable quoted rate), plus a margin that varies within a range of 2.15% to 3.65% based on our consolidated leverage ratio, or (b) a fluctuating reference rate equal to the highest of (i) the federal fund rate plus 0.50%, (ii) Bank of America’s publicly announced prime rate, (iii) the LIBOR Rate plus 1.00% or (iv) 1.00%, plus a margin that varies within a range of 1.15% to 2.65% based on our consolidated leverage ratio. We are also required to pay a commitment fee on the undrawn portion of the revolving credit facility that varies within a range of 0.25% and 0.675% based on our consolidated leverage ratio.

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
In addition to the guarantees by ANI ApS and TrojanLabel, our obligations under the A&R Credit Agreement are also secured by substantially all of AstroNova, Inc.’s personal property assets (including a pledge of the equity interests it holds in ANI ApS, in our wholly-owned German subsidiary AstroNova GmbH, and in our wholly-owned French subsidiary AstroNova SAS), subject to certain exceptions, and by a mortgage on our owned real property in West Warwick, Rhode Isla nd
.
Long-Term Debt
Long-term debt in the accompanying condensed consolidated balance sheets is as follows:

(In thousands)	October 31, 2020	January 31, 2020
USD Term Loan (3.80% as of October 31, 2020); maturity date of June 15, 2022)	$13,628	$—
USD Term Loan (3.03% as of January 31, 2020)	—	8,250
USD Term Loan (3.03% as of January 31, 2020)	—	4,784

	$13,628	$13,034
Debt Issuance Costs, net of accumulated amortization	(156)	(111)
Current Portion of Term Loans	(4,984)	(5,208)

Long-Term Debt	$8,488	$7,715

During the three and nine months ended October 31, 2020, we recognized $159,000 and $312,000 of interest expense, respectively, which was included in other income (expense) in the accompanying condensed consolidated income statement. During the three and nine months ended November 2, 2019, we recognized
$
101,000 and $285,000 of interest expense, respectively, which was included in other expense in the accompanying condensed consolidated income statement.
The schedule of required principal payments remaining during the next five years on long-term debt outstanding as of October 31, 2020 is as follows:

(In thousands)
Fiscal 2021, remainder	$1,052
Fiscal 2022	5,326
Fiscal 2023	7,250

$13,628

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
The PPP Loan, which will mature on May 6, 2022, is unsecured and bears interest at a rate of 1.0% per annum, accruing from the loan date, and is payable monthly. No payments are due on the PPP Loan until the date on which the
SBA
determines the amount of the PPP Loan that is eligible for forgiveness, so long as we apply for forgiveness within the ten months from the end of the twenty-four week period following the date of loan disbursement, but interest will continue to accrue during the deferral period. We accrued interest for the PPP Loan in the amount of $22,000, which is included in other expense
in the accompanying condensed consolidated statements of income for the nine month period ended October 31, 2020.
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
Subject to the limitations and conditions set forth in the CARES Act, the PPP Flexibility Act, and the regulations and guidance provided by the SBA with respect to the PPP, a portion of the PPP Loan may be forgiven in an amount up to the amount of the PPP Loan proceeds that we spent on payroll, rent, utilities and interest on certain debt during the twenty-four-week period following incurrence of the PPP Loan. Interest accrued on the forgiven portion of the principal amount of the PPP Loan is also forgiven. The amount of the PPP Loan to be forgiven in respect of rent, utilities and interest on certain debt will be capped at
40%

of the forgiven amount, with the remaining forgiven amount allocated to payroll costs. We have fully utilized the PPP Loan proceeds for qualifying expenses and during the fourth quarter of this current year we expect to apply for forgiveness of the PPP Loan (including all associated accrued interest) in accordance with the terms of the CARES Act, as amended by the PPP Flexibility Act. Whether our application for forgiveness will be granted and in what amount is subject to approval by the SBA and may also be subject to further requirements in any regulations and guidelines the SBA may adopt. The PPP Loan is classified as long-term debt in the condensed consolidated balance sheet until the forgiveness determination has been made by the SBA.
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

As a direct result of the terms of the Lender’s conditions for entry into the A&R Credit Agreement, on July 30, 2020, we terminated the two Swaps that we used to manage the interest rate and foreign currency exchange risks associated with our prior borrowings under the Existing Credit Agreement. The terms of the A&R Credit Agreement caused those swaps to cease to be effective hedges of the underlying exposures. The termination of the Swaps was

contracted immediately prior to the end of the second quarter of fiscal 2021 at a cash cost of approximately $0.7 million which
was settled in the third quarter. Upon termination, the remaining balance of $58,000 in accumulated other comprehensive loss related to the cross-currency interest rate swap was reclassified into earnings as the forecasted foreign currency interest payments will not occur and such balance
is included in other expense in the accompanying condensed consolidated statements of income for the nine month period ended October 31, 2020. The balance in accumulated other comprehensive loss related to the interest rate swap of $

0.2 million is being amortized into earnings through the original term of the hedge relationship as the underlying floating interest rate debt still exists.
The following table summarizes the notional amount and fair value of our derivative instruments:

	October 31, 2020			January 31, 2020
Cash Flow Hedges (In thousands)		Fair Value Derivatives			Fair Value Derivatives
	Notional Amount	Asset	Liability	Notional Amount	Asset	Liability
Cross-currency Interest Rate Swap	$—	$—	$—	$4,489	$—	$250
Interest Rate Swap	$—	$—	$—	$8,250	$—	$96
The fair value of both the Cross-currency Interest Rate Swap and the Interest Rate swap are included in other long-term liabilities on the condensed consolidated balance sheets for the period ended January 31, 2020.
The following table presents the impact of our derivative instruments in our condensed consolidated financial statements for the three and nine months ended October 31, 2020 and November 2, 2019:

	Three Months Ended
	Amount of Gain (Loss) Recognized in OCI on Derivative		Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income
Cash Flow Hedge (In thousands)	October 31, 2020	November 2, 2019		October 31, 2020	November 2, 2019
Swap contracts	$20	$80	Other expense	$—	$(3)

	Nine Months Ended
	Amount of Gain (Loss) Recognized in OCI on Derivative		Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income
Cash Flow Hedge (In thousands)	October 31, 2020	November 2, 2019		October 31, 2020	November 2, 2019
Swap contracts	$(320)	$82	Other expense	$(248)	$259

At October 31, 2020, we expect to reclassify approximately $0.1 million of net losses on the frozen OCI balance associated with the terminated interest rate swap from accumulated other comprehensive loss to earnings during the next 12 months due to the payment of variable interest associated with the floating interest rate debt.
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

The
g
uaranteed minimum royalty payment obligation was recorded at the present value of the minimum annual royalty payments using a present value factor of 2.8%, which is based on the estimated after-tax
cost of debt for similar companies. As of October 31, 2020, we had paid an aggregate of $5.0 million of the guaranteed minimum royalty obligation. At October 31, 2020, the current portion of the outstanding guaranteed minimum royalty obligation of $2.0 million is to be paid over the next twelve months and is reported as a current liability and the remainder of $6.6 million is reported as a long-term liability on our condensed consolidated balance sheet. We did not incur any excess royalty expense for the three and nine month periods ended October 31, 2020. We did incur excess royalty expense of $0.1 million and $0.8 million, respectively, for the three and nine month periods ended November 2, 2019, which is included in cost of revenue in our consolidated statements of income. A total of $0.1 million of excess royalty is payable and reported as a current liability on our condensed consolidated balance sheet at October 31, 2020.
Note 11 – Leases
We enter into lease contracts for certain of our facilities at various locations worldwide. Our leases have remaining lease terms of 1 to 8 years, some of which include options to extend the lease term for periods of up to five years when it is reasonably certain that we will exercise such options.
Balance sheet and other information related to our leas
es
 is as follows:

Operating Leases (In thousands)	Balance Sheet Classification	October 31, 2020	January 31, 2020
Lease Assets	Right of Use Assets	$1,436	$1,661
Lease Liabilities – Current	Other Liabilities and Accrued Expenses	376	416
Lease Liabilities – Long Term	Lease Liabilities	1,105	1,279
Lease cost information is as follows:

		Three Months Ended		Nine Months Ended
Operating Leases (In thousands)	Statement of Income Classification	October 31, 2020	November 2, 2019	October 31, 2020	November 2, 2019
Operating Lease Costs	General and Administrative Expense	$120	$119	$362	$329
Maturities of operating lease liabilities are as follows:

(In thousands)	October 31, 2020
2021 , remaining	$106
2022	361
2023	310
2024	283
2025	177
Thereafter	415

Total Lease Payments	1,652
Less: Imputed Interest	(171)

Total Lease Liabilities	$1,481

As of October 31, 2020, the weighted-average remaining lease term and weighted-average discount rate for our operating leases are 5.3 years and 4.0%, respectively. We calculated the weighted-average discount rate using incremental borrowing rates, which equal the rates of interest that we would pay to borrow funds on a fully collateralized basis over a similar term.

Supplemental cash flow information related to leases is as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	October 31, 2020	November 2, 2019	October 31, 2020	November 2, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$102	$108	$333	$306
Note 12 – Accumulated Other Comprehensive Loss
The changes in the balance of accumulated other comprehensive loss (“AOCL”) by component are as follows:

(In thousands)	Foreign Currency Translation Adjustments	Cash Flow Hedges	Total
Balance at January 31, 2020	$(985)	$(108)	$(1,093)
Other Comprehensive Loss before reclassification	53	(255)	(202)
Amounts reclassified from AOCL to Earnings	—	193	193
Cross-Currency Interest Rate Swap Termination	—	45	45

Other Comprehensive Income (Loss)	53	(17)	36

Balance at October 31, 2020	$(932)	$(125)	$(1,057)

The amounts presented above in other comprehensive loss are net of taxes except for translation adjustments associated with our German and Danish subsidiaries.
Note 13 – Share-Based Compensation
We have one equity incentive plan from which we are authorized to grant equity awards, the AstroNova, Inc. 2018 Equity Incentive Plan (the “2018 Plan”). The 2018 Plan provides for, among other things, the issuance of awards, including incentive stock options, non-qualified
stock options, stock appreciation rights, time-based restricted stock units (“RSUs”), or performance-based restricted stock units (“PSUs”) and restricted stock awards (RSAs). The 2018 Plan authorizes the issuance of up to 950,000 shares of common stock, plus an additional number of shares equal to the number of shares subject to awards granted under previous equity incentive plans that are forfeited, cancelled, satisfied without the issuance of stock, otherwise terminated (other than by exercise), or, for shares of stock issued pursuant to any unvested award, that are reacquired by us at not more than the grantee’s purchase price (other than by exercise). Under the 2018 Plan, all awards to employees generally have a minimum vesting period of one year. Options granted under the 2018 Plan must be issued at an exercise price of not less than the fair market value of our common stock on the date of grant and expire after ten years. Under the 2018 Plan, 301,438 unvested shares of restricted stock and options to purchase an aggregate of 135,500 shares were outstanding as of October 31, 2020.
In addition to the 2018 Plan, we previously granted equity awards under our 2015 Equity Incentive Plan (the “2015 Plan”) and our 2007 Equity Incentive Plan (the “2007 Plan”). No new awards may be issued under either the 2007 or 2015 plans, but outstanding awards will continue to be governed by those plans. As of October 31, 2020, options to purchase an aggregate of 338,458 shares were outstanding under the 2007 Plan and 14,583 unvested shares of restricted stock and options to purchase an aggregate of 148,625 shares were outstanding under the 2015 Plan.
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

Share-based compensation expense was recognized as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	October 31, 2020	November 2, 2019	October 31, 2020	November 2, 2019
Stock Options	$126	$148	$390	$487
Restricted Stock Awards and Restricted Stock Units	462	371	1,284	1,074
Employee Stock Purchase Plan	3	6	13	15

Total	$591	$525	$1,687	$1,576

Stock Options
There were no stock options granted during the nine months ended October 31, 2020 and November 2, 2019.
Aggregated information regarding stock option activity for the nine months ended October 31, 2020 is summarized below:

	Number of Options	Weighted Average Exercise Price
Outstanding at January 31, 2020	679,044	$14.46
Granted	—	—
Exercised	(800)	7.36
Forfeited	(54,261)	12.89
Canceled	(1,400)	7.36

Outstanding at October 31, 2020	622,583	$14.62

Set forth below is a summary of options outstanding at October 31, 2020:

Outstanding				Exercisable
Range of Exercise prices	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Number of Shares	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Life
$5.00-10.00	41,444	$7.97	1.6	41,444	$7.97	1.6
$10.01-15.00	359,414	$13.63	5.1	314,241	$13.65	4.9
$15.01-20.00	221,725	$17.48	7.1	167,367	$17.22	7.0

	622,583	$14.62	5.6	523,052	$14.34	5.3

As of October 31, 2020, there was approximately $0.4 million of unrecognized compensation expense related to stock options which is expected to be recognized over a weighted average period of approximately 0.9 years.
Restricted Stock Units (RSUs) and Restricted Stock Awards (RSAs)
Aggregated information regarding RSU and RSA activity for the nine months ended October 31, 2020 is summarized below:

	RSAs & RSUs	Weighted Average Grant Date Fair Value
Outstanding at January 31, 2020	134,634	$16.79
Granted	245,131	7.61
Vested	(59,747)	17.58
Forfeited	(3,997)	16.40

Outstanding at October 31, 2020	316,021	$9.53

As of October 31, 2020, there was approximately $2.0 million of unrecognized compensation expense related to RSUs and RSAs which is expected to be recognized over a weighted average period of 0.9 years.

Employee Stock Purchase Plan
We have an Employee Stock Purchase Plan allowing eligible employees to purchase shares of common stock at a 15% discount from fair value on the first or last day of an offering period, whichever is less. A total of 247,500 shares were reserved for issuance under this plan. During the nine
 months ended October 31, 2020 and November 2, 2019, there were 12,098 and 5,441 shares, respectively, purchased under this plan. As of October 31, 2020, 12,877 shares remain available for purchase under our Employee Stock Purchase Plan.
Note 14 – Income Taxes
Our effective tax rates for the period are as follows:

	Three Months Ended	Nine Months Ended
Fiscal 2021	160.0%	45.9%
Fiscal 2020	(118.2)%	5.5%
We determine our estimated annual effective tax rate at the end of each interim period based on full-year forecasted pre-tax
income and facts known at that time. The estimated annual effective tax rate is applied to the year-to-date
pre-tax
income at the end of each interim period with the cumulative effect of any changes in the estimated annual effective tax rate being recorded in the fiscal quarter in which the change is determined. The tax effect of significant unusual items is reflected in the period in which t he
y occur.
During the three months ended October 31, 2020, we recognized an income tax benefit of approximately $32,000. The effective tax rate in this period was directly impacted by a significant decrease in forecasted operating results for our fiscal 2021 as compared to operating results forecasted at the end of our second quarter of fiscal 2021. During the three months ended November 2, 2019, we
 recognized an income tax benefit of approximately $247,000. The effective tax rate in this period was directly impacted by 1) a reduction in forecasted operating results for our fiscal 2020 as compared to operating results forecasted at the end of our second quarter of fiscal 2020, 2) a $306,000 tax benefit related to the reversal of previously uncertain tax positions due to the finalization of an IRS audit and 3) an $18,000 tax benefit arising from windfall tax benefits related to our
stock
.
During the nine months ended October 31, 2020, we recognized an income tax expense of approximately $379,000. The effective tax rate in this period was directly impacted by 1) a significant decrease in forecasted operating results for our fiscal 2021 as compared to operating results forecasted at the end of our second quarter of fiscal 2021, 2) a $118,000 expense arising from shortfall tax expense related to our stock, 3) a $79,000 expense related to return to provision adjustments from foreign tax returns filed in the year and 4) a $78,000 tax benefit related to the expiration of the statute of limitations on previously uncertain tax positions. During the nine months ended November 2, 2019, we
 recognized an income tax expense of approximately $182,000. The effective tax rate in this period was directly impacted by 1) a $359,000 tax benefit related to the reversal of previously uncertain tax positions due to the finalization of an IRS audit and the expiration of the statute of limitations on previously uncertain tax positions and 2) a $251,000 tax benefit arising from windfall tax benefits related to our
 stock.
Unrecognized tax benefits represent the difference between tax positions taken or expected to be taken in a tax return and the benefits recognized for financial reporting purposes. As of October 31, 2020, our cumulative unrecognized tax benefits totaled $319,000 compared to $362,000 as of January 31, 2020. Besides the expiration of the statute of limitations on a previously uncertain tax position, there were no other developments affecting unrecognized tax benefits during the quarter ended October 31, 2020.

Note 15 – Segment Information
We report two segments: Product Identification (“PI”) and Test & Measurement (“T&M”). We evaluate segment performance based on the segment profit (loss) before corporate expenses.
Summarized below are the Revenue and Segment Operating Profit for each reporting segment:

	Three Months Ended				Nine Months Ended
	Revenue		Segment Operating Profit (Loss)		Revenue		Segment Operating Profit (Loss)
(In thousands)	October 31, 2020	November 2, 2019	October 31, 2020	November 2, 2019	October 31, 2020	November 2, 2019	October 31, 2020	November 2, 2019
Product Identification	$22,898	$21,749	$3,521	$1,880	$66,907	$67,484	$9,813	$6,990
T&M	5,119	11,569	(751)	1,397	19,688	35,483	(1,314)	5,533

Total	$28,017	$33,318	2,770	3,277	$86,595	$102,967	8,499	12,523

Corporate Expenses			2,353	2,830			7,214	8,445

Operating Income			417	447			1,285	4,078
Other Expense, Net			(437)	(238)			(459)	(788)

Income (Loss) Before Income Taxes			(20)	209			826	3,290
Income Tax (Benefit) Provision			(32)	(247)			379	182

Net Income			$12	$456			$447	$3,108

Note 16 – Fair Value
Assets and Liabilities Recorded at Fair Value on a Recurring Basis
The following tables provide a summary of the financial liabilities that are measured at fair value as of October 31, 2020 and January 31, 2020:

Liabilities measured at fair value:	Fair value measurement at October 31, 2020				Fair value measurement at January 31, 2020
(In thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cross-Currency Interest Rate Swap Contract (included in Other Long-Term Liabilities)	$—	$—	$—	$—	$—	$250	$—	$250
Interest Rate Swap Contract (included in Other Long-Term Liabilities)	—	—	—	—	—	96	—	96
Earnout Liability (included in Other Long-Term Liabilities)	—	—	—	—	—	—	14	14

Total Liabilities	$—	$—	$—	$—	$—	$346	$14	$360

We use
d
the market approach to measure fair value of our derivative instruments. Derivative instruments were measured at fair value using readily observable market inputs, such as quotations on interest rates and foreign exchange rates, and were
 classified as Level 2 because they
were
over-the-counter
contracts with a bank counterparty that
were
 not traded in an active market.

Assets and Liabilities Not Recorded at Fair Value
Our long-term debt, including the current portion of long-term debt not reflected in the financial statements at fair value, is reflected in the table below:

	October 31, 2020
	Fair Value Measurement
(In thousands)	Level 1	Level 2	Level 3	Total	Carrying Value
Long-Term debt and related current maturities	$—	$—	$13,637	$13,637	$13,628

	January 31, 2019
	Fair Value Measurement
(In thousands)	Level 1	Level 2	Level 3	Total	Carrying Value
Long-Term debt and related current maturities	$—	$—	$13,258	$13,258	$13,034
The fair value of our long-term debt, including the current portion, is estimated by discounting the future cash flows using current interest rates at which similar loans with the same maturities would be made to borrowers with similar credit ratings and is classified as Level 3.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Business Overview
This section should be read in conjunction with our condensed consolidated financial statements included elsewhere herein and our Annual Report on Form
10-K
for the fiscal year ended January 31, 2020.
AstroNova is a multinational enterprise that leverages its proprietary data visualization technologies to design, develop, manufacture, distribute and service a broad range of products that acquire, store, analyze and present data in multiple formats. We organize our structure around a core set of competencies, including research and development, manufacturing, service, marketing and distribution. We market and sell our products and services through the following two segments:

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

•
Test and Measurement (“T&M”) – offers a suite of products and services that acquire data from local and networked data streams and sensors as well as wired and wireless networks. The T&M segment includes a line of aerospace printers that are used to print hard copies of data required for the safe and efficient operation of aircraft including navigation maps, clearances, arrival and departure procedures, flight itineraries, weather maps, performance data, passenger data, and various air traffic control data. Aerospace products also include aircraft networking systems for high-speed onboard data transfer. T&M also provides repairs, service and spare parts.

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

COVID-19
Update - Overview
Our business has been and will likely continue to be materially adversely affected by the global
COVID-19
pandemic.
COVID-19
has spread throughout the United States and the rest of the world and has impacted all major markets in which we, our customers, suppliers and other business partners conduct business. Governments in affected regions have implemented, and we expect that they will continue to implement and periodically change policies in relation to safety precautions including quarantines, travel restrictions, business closures, cancellations of public gatherings and other measures as they deem necessary. Many organizations and individuals, including us and our employees have taken and are taking additional steps to avoid or reduce infection, including limiting travel and working from home when possible. These measures are disrupting normal business operations including both inside our operations and in our customer base, and as a result have had significant negative impacts on businesses and financial markets worldwide.
Since the
COVID-19
pandemic began to impact us in early March 2020, we have closely monitored the government and health authority recommendations applicable to us and have made modifications to our operations based on that guidance and on our growing experience. As the
COVID-19
related economic impact has continued and since various governmental economic support programs have ended, we have reduced our staffing levels and implemented furloughs and work-share programs. As time progresses and the near and longer-term business outlook becomes clearer, we may make additional adjustments to employment levels.
Since March and through the most recent fiscal quarter, a large majority of our non-production
related team members have worked remotely. When and to what degree our team members will return to on premises work is still unknown. Some inefficiencies related to remote work have occurred, but we believe overall effectiveness and productivity have been satisfactorily maintained.
During this period we maintained sufficient capacity and employment levels in our manufacturing facilities located in West Warwick, Rhode Island, as well as in our manufacturing facilities in Canada and Germany to satisfy customer demand and related contractual commitments. The heightened cleaning and sanitization standards, as well as several new health and safety protocols, procedures and workplace modifications we implemented to safeguard our team members will be maintained as long as necessary. We believe that these health and safety protocols, the scheduling innovations we implemented in our production facilities, the relative effectiveness of public policies to control the pandemic in Rhode Island, Germany and Canada where our production facilities are located, and the efforts of our employees to adapt to altered schedules, contributed to our ability to maintain normal order fulfillment lead times after some initial periods of extended lead times because of temporary labor shortages.
However, subsequent to the fiscal third quarter end, the rate of
COVID-19
infections in the areas where our manufacturing facilities are located, has increased. The incidence of infection in our manufacturing workforce also has increased, causing additional short-term absences and together with the impact of quarantine and isolation protocols, has resulted in loss of some productive capacity, leading to longer order fulfillment times and reduced revenue. We believe this to be temporary and that we will be able to counteract this with higher-cost overtime work, and we do not believe that we have yet lost any orders as a result. However, we cannot predict the timing or extent of future infections, or when they may abate, so the ultimate impact of these developments on our business is unknown at this time.
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
Product Identification Update
The global
COVID-19
pandemic has also had an adverse impact on the sales of our Product Identification hardware products primarily due to travel restrictions, as most customers have preferred in-person
demonstrations of these printers at their production sites prior to placing orders with us and those visits have been severely limited. Additionally, the widespread cancellation of trade shows, which traditionally provided an effective forum for customers to consider our products, has also had an adverse impact on traditional methods of sales lead generation. However, we have been able to offset these negative impacts by placing a greater reliance on various forms of digital advertising and internet-based marketing techniques, including remote video demonstrations and support, which has proven effective in obtaining sales. Despite favorable market reception to our recently refreshed and expanded product lines, the degree to which the level of hardware sales will be mitigated by altering our go-to-market
strategies until it is possible for our direct sales force and distributors to travel to visit customers and attend and present products at trade shows is unknown.

Immediately after the
COVID-19
crisis began, we experienced a greater demand for ink, toner, media and parts supplies that are used in the digital label printers we sell to our customers. While those initial increases have abated modestly in certain markets in the most recent two quarters, underlying overall demand remained strong through this period. Increased demand for supplies from our food & beverage and other consumer goods product customers, and from customers selling products that have experienced higher demand as a result of the
COVID-19
crisis, such as certain medical, janitorial and sanitation related products, have contributed favorably to our overall operating results.
In general, we believe that the diversified nature of our end markets and the relative concentration of business in consumer non-durable
market related applications impart a greater degree of near- and longer-term stability to our Product Identification segment.
Test & Measurement Update
Our sales of flight deck printers for narrow-body Boeing 737 aircraft has been severely impacted by the chain of events that occurred after two 737 MAX aircraft crashed. In March 2019, all major civil aviation authorities worldwide grounded the Boeing 737 MAX aircraft for safety reasons. In April 2019, Boeing reduced the number of 737 MAX aircraft produced per month from 52 to 42, and in January 2020, Boeing ceased production of the 737 MAX completely. On May 27, 2020, in anticipation of an eventual certification, Boeing announced that it would re-start
production at low initial rates and gradually increase production in the future.
On August 3, 2020 the United States Federal Aviation Administration (the “FAA”) issued a notice of proposed rulemaking for a Boeing 737 MAX airworthiness directive, and on November 18, 2020 the FAA certified the model for return to service in the United States. The exact timing of re-certification
by other worldwide civil aviation authorities is unknown but we expect that most will permit a return to service in early 2021. Before any individual 737 MAX aircraft can return to commercial service all agency certification requirements must be met. As these requirements vary by agency, and can be quite extensive, the exact timing of the recertification and return to service of the 737 MAX fleet is unclear at this time and will depend on the ability of Boeing and each airline to complete the required steps.
We have experienced very low levels of 737 MAX new printer orders and shipments since the production halt, as Boeing is now producing a small number of new aircraft per month. The majority of our future 737 MAX printer sales volume will be tied to the pace of Boeing’s manufacturing dates and delivery schedules, and the recovery is expected to be prolonged.
Further, due to the
COVID-19
pandemic, global air travel demand has precipitously declined, and the number of flights scheduled by airlines has declined sharply. As a result, order demand from airlines for new deliveries of most aircraft models has declined and is expected to remain lower for an unknown period due to the unpredictable course of the pandemic and the perceived infection risk of air travel. Aircraft manufacturers have reduced their projected production rates across most or all of their product lines. As the
COVID-19
pandemic impact on the air travel industry continues, the financial health of the airlines and airframe manufacturers is likely to become further stressed, and the ultimate impact on the structure of the industry and the individual companies that comprise it is unknown. Because we are the primary source for aircraft cabin printers to the airframe manufacturers for a majority of aircraft models produced in the world, the longer term demand for our products is defined less by the impact of
COVID-19
on particular airlines within the industry than the health of the industry as a whole, which in turn is driven by the demand for air travel. Although we do not know what the timing and rate of recovery will be, we do expect that the industry, and hence the demand for our products, will begin to recover when effective vaccines and treatments for
COVID-19
become both widely available and accepted, and demand for air travel recovers.
Demand for aerospace spare products, paper, parts and repairs has also been significantly impacted by the decline in air travel, as requirements for these products and services are based primarily upon aircraft usage. Although we have experienced modest increases in demand for spare products, paper, parts and repairs as flight hours have increased slightly during the second and third quarters of fiscal 2021, it is unknown whether this will continue or increase, or at what pace.
The decline in demand for our aerospace products has had a material adverse impact on our revenues and results of operations, which we expect will continue until demand recovers. The timing and pace of industry recovery remains uncertain.
While we have and plan to continue to reduce our costs as much as we can, our strategy and operational plans are to maintain sufficient capabilities and staffing to fully support our customers and to be able to rapidly increase production as demand returns.

Results of Operations
Three Months Ended October 31, 2020 vs. Three Months Ended November 2, 2019
Revenue by segment and current quarter percentage change over the prior year for the three months ended October 31, 2020 and November 2, 2019 were:

(Dollars in thousands)	October 31, 2020	As a % of Revenue	November 2, 2019	As a % of Revenue	% Change Compared to Prior Year
Product Identification	$22,898	81.7%	$21,749	65.3%	5.3%
T&M	5,119	18.3%	11,569	34.7%	(55.8)%

Total	$28,017	100.0%	$33,318	100.0%	(15.9)%

Revenue for the third quarter of the current year was $28.0 million, representing a 15.9% decrease compared to the previous year third quarter revenue of $33.3 million. Revenue through domestic channels for the third quarter of the current year was $16.8 million, a decrease of 23.1% from the prior year’s third quarter. International revenue for the third quarter of the current year was $11.2 million, representing 40.1% of our third quarter revenue and reflecting a 2.2% decrease from the previous year third quarter. Current year third quarter international revenue includes a favorable foreign exchange rate impact of $0.4 million.
Hardware revenue in the current quarter was $7.6 million, a 36.9% decrease compared to the prior year’s third quarter revenue of $12.2 million. The decrease is primarily attributable to the T&M segment, as hardware revenue for that segment decreased 56.2% compared to the third quarter of the prior year. The decrease in T&M segment hardware sales primarily resulted from decreased aerospace printer product line sales, as well as a decline in sales of certain data recorders in the T&M product group. The decline in current quarter hardware sales was slightly offset by an overall 4.8% increase in hardware sales in the PI segment, led by the increase in current quarter sales related to the product launch of the new
T3-OPX
in the TrojanLabel product group.
Supplies revenue in the current quarter was $18.0 million, a 1.9% increase compared to the prior year’s third quarter supplies revenue of $17.6 million. The increase is primarily attributable to ink jet and electrophotographic supplies revenue in both the QuickLabel and TrojanLabel product groups within the PI segment. The overall increase in supplies revenue was partially offset by a decline supplies revenue in the T&M segment primarily related to declines in sales of printer supply products in the aerospace product group.
Service and other revenues of $2.4 million in the current quarter decreased 32.8% compared to third quarter revenue of $3.5 million in the prior year. The decrease is due primarily to declines in repair revenue related to the aerospace printer product line in the T&M segment, as well as smaller declines in parts and repair revenue in the Product Identification segment.
Current year third quarter gross profit was $9.7 million, a 20.8% decrease compared to the prior year’s third quarter gross profit of $12.3 million. Our current quarter gross profit margin of 34.7% reflects a 2.2 percentage point decline from the prior year’s third quarter gross profit margin of 36.9%. The lower gross profit and related profit margin for the current quarter compared to the prior year’s third quarter is primarily attributable to decreased revenue and less favorable product mix, which were slightly offset by current quarter reductions in manufacturing and period costs.
Operating expenses for the current quarter were $9.3 million, a 21.4% decrease compared to the prior year’s third quarter operating expenses of $11.9 million. Specifically, current quarter selling and marketing expenses were $5.6 million, a 20.0% decrease compared to the third quarter of the prior year. The decline for the current quarter was primarily due to a decrease in travel and entertainment expenses, employee wage and commission expenses, and advertising and trade show expenditures. Current quarter general and administrative expenses were $2.4 million, a 16.9% decrease compared to the third quarter of the prior year. The decline for the current year was primarily due to a decrease in bad debt expenses and employee expenses, which was partially offset by increases in employee benefits. Research and development (“R&D”) expenses were $1.4 million in the current quarter, a 32.0% decrease compared to $2.1 million in the third quarter of the prior year primarily due to decreases in employee wage and benefits, supplies expenditures and travel and entertainment expenses. The R&D spending as a percentage of revenue for the current quarter is 5.0% compared to 6.2% for the same period of the prior year.
Other expense in the third quarter of the current year was $0.4 million compared to other expense of $0.2 million in the third quarter of the prior year. Current quarter other expense includes interest expense on debt, the PPP loan and the revolving line of credit of $0.3 million and $0.1 million of net foreign exchange loss. Other expense for the third quarter of the prior year consisted primarily of interest expense on our debt and revolving line of credit of $0.2 million.

We recognized a federal, state and foreign income tax benefit for the third quarter of the current year of $32,000, resulting in an effective tax rate of 160.0%. This rate was impacted by a significant decrease in forecasted operating results for our fiscal 2021 as compared to operating results forecasted at the end of our second quarter of fiscal 2021. This compares to the prior year’s third quarter income tax benefit of approximately $247,000. The effective tax rate in this period was directly impacted by 1) a reduction in forecasted operating results for our fiscal 2020 as compared to operating results forecasted at the end of our second quarter of fiscal 2020, 2) a $306,000 tax benefit related to the reversal of previously uncertain tax positions due to the finalization of an IRS audit and 3) an $18,000 tax benefit arising from windfall tax benefits related to our stock.
We reported net income of $12,000 or $0.00 per diluted share for the third quarter of the current year. On a comparable basis, net income for the prior year’s third quarter was $0.5 million or $0.06 per diluted share. Return on revenue was 0.0% for the third quarter of fiscal 2021 compared to 1.4% for the third quarter of fiscal 2020.
Nine Months Ended October 31, 2020 vs. Nine Months Ended November 2, 2019
Revenue by product group and current period percentage change over the prior year for the nine months ended October 31, 2020 and November 2, 2019 were:

(Dollars in thousands)	October 31, 2020	As a % of Revenue	November 2, 2019	As a % of Revenue	% Change Compared to Prior Year
Product Identification	$66,907	77.3%	$67,484	65.5%	(0.9)%
T&M	19,688	22.7%	35,483	34.5%	(44.5)%

Total	$86,595	100.0%	$102,967	100.0%	(15.9)%

Revenue for the first nine months of the current year was $86.6 million, representing a 15.9% decrease compared to the previous year’s first nine months revenue of $103.0 million. Revenue through domestic channels for the first nine months of the current year was $54.4 million, a decrease of 15.6% from prior year domestic revenue of $64.5 million. International revenue for the first nine months of the current year was $32.2 million, a 16.5% decrease from the previous year international revenue of $38.5 million. The current year’s first nine months international revenue reflected a favorable foreign exchange rate impact of $0.1 million.
Hardware revenue in the first nine months of the current year was $25.0 million, a 33.3% decrease compared to the prior year’s first nine months revenue of $37.5 million. The decrease in hardware revenue is primarily due to a 44.3% decline in the T&M segment resulting from lower aerospace printer product line sales. The PI segment also contributed to the overall decline in hardware sales for the first nine months of the current year, as hardware sales decreased 7.3% on declines in sales of most hardware products in the PI segment other than sales related to the TrojanLabel launch of the new
T3-OPX
which provided a significant contribution to revenue for the first nine months of fiscal 2021.
Supplies revenue in the first nine months of the current year was $54.3 million, representing a 2.2% decrease from the prior year’s first nine months revenue of $55.5 million. The decrease in the current year supplies revenue is primarily attributable to the decrease in sales of supplies in the aerospace product group in the T&M segment.
Service and other revenues were $7.3 million in the first nine months of the current year, a 26.7% decrease compared to the prior year’s first nine months service and other revenues of $10.0 million. The current year decrease is primarily due to a decline in repair and parts revenue related to the aerospace printer product line, as well as sales declines in parts and repair revenue in the Product Identification segment.
Current year first nine months gross profit was $30.4 million, a 21.1% decrease from prior year’s first nine months gross profit of $38.5 million. Our gross profit margin of 35.1% in the current year reflects a decrease from the prior year’s first nine months gross profit margin of 37.4%. The lower gross profit and related profit margin for the current quarter compared to the prior year’s third quarter is primarily attributable to decreased revenue and less favorable product mix, which were slightly offset by current year reductions in manufacturing and period costs.

Operating expenses for the first nine months of the current fiscal year were $29.1 million, a 15.5% decrease compared to prior year’s first nine months operating expenses of $34.4 million. Selling and marketing expenses for the current year of $17.0 million decreased by 15.4% compared to the previous year’s first nine months primarily due to decreases in travel and entertainment expenses, advertising and trade show expenditures and wages, employee benefits and commission expenditures. General and Administrative expenses decreased 14.6% to $7.2 million in the first nine months of the current year compared to $8.4 million in the first nine months of the prior year, primarily due to a decrease in outside service fees, as well as lower travel costs and professional service fees, partially offset by an increase in employee benefit expense. R&D spending in the first nine months of the current year was $4.8 million, a 17.4% decrease compared to the prior year’s first nine months spending of $5.9 million due primarily to lower wages, employee benefits and travel and entertainment expenses. Current year spending on R&D represents 5.6% of revenue compared to the prior year’s first nine months level of 5.7%.
Other expense during the first nine months of the current year was $0.5 million compared to $0.8 million in the first nine months of the previous year. Current year other expense includes $0.8 million of interest expense on our debt, PPP loan and revolving credit line, $0.1 million of loss related to the termination of the cross-currency interest rate swap and other expense of $0.1, offset by a $0.4 million gain on the translation of Eurodollar and Danish Kroner receivable balances at significantly higher exchange rates for those currencies as compared to the US Dollar and investment income of $0.1 million. Other expense during the first nine months of fiscal 2020 primarily included interest expense on our debt and revolving line of credit of $0.6 million and net foreign exchange loss of $0.3 million, which was partially offset by investment and other income of $0.1 million.
We recognized $379,000 of income tax expense for the first nine months of the current fiscal year, which reflects 1) a significant decrease in forecasted operating results for our fiscal 2021 as compared to operating results forecasted at the end of our second quarter of fiscal 2021, 2) a $118,000 expense arising from a shortfall tax expense related to our stock, 3) a $79,000 expense related to return to provision adjustments from several foreign tax returns filed in the current year and 4) a $78,000 tax benefit related to the expiration of the statute of limitations on previously uncertain tax positions resulting in a 45.9% effective tax rate. During the nine months ended November 2, 2019, we recognized an income tax expense of approximately $182,000. The effective tax rate in this period was directly impacted by 1) a $359,000 tax benefit related to the reversal of previously uncertain tax positions due to the finalization of an IRS audit and the expiration of the statute of limitations on previously uncertain tax positions and 2) a $251,000 tax benefit arising from windfall tax benefits related to our stock.
We reported net income of $0.4 million, or $0.06 per diluted share, for the first nine months of the current year. On a comparable basis, net income for the first nine months of the prior year was $3.1 million, or $0.43 per diluted share. Return on revenue was 0.5% for the first nine months of fiscal 2021 compared to 3.0% for the first nine months of fiscal 2020.
Segment Analysis
We report two segments: Product Identification and Test & Measurement and evaluate segment performance based on the segment profit before corporate and financial administration expenses. Summarized below are the Revenue and Segment Operating Profit (Loss) for each reporting segment:

	Three Months Ended				Nine Months Ended
	Revenue		Segment Operating Profit (Loss)		Revenue		Segment Operating Profit (Loss)
(In thousands)	October 31, 2020	November 2, 2019	October 31, 2020	November 2, 2019	October 31, 2020	November 2, 2019	October 31, 2020	November 2, 2019
Product Identification	$22,898	$21,749	$3,521	$1,880	$66,907	$67,484	$9,813	$6,990
T&M	5,119	11,569	(751)	1,397	19,688	35,483	(1,314)	5,533

Total	$28,017	$33,318	2,770	3,277	$86,595	$102,967	8,499	12,523

Corporate Expenses			2,353	2,830			7,214	8,445

Operating Income			417	447			1,285	4,078
Other Expense, Net			(437)	(238)			(459)	(788)

Income Before Income Taxes			(20)	209			826	3,290
Income Tax (Benefit) Provision			(32)	(247)			379	182

Net Income			$12	$456			$447	$3,108

Product Identification
Revenue from the Product Identification segment increased 5.3% in the third quarter of the current year, with revenue of $22.9 million compared to $21.7 million in the same period of the prior year. The current quarter increase in revenue is primarily attributable to increases in the supplies on both the TrojanLabel and QuickLabel product groups. An overall increase in hardware sales also contributed to the current quarter growth boosted by a significant contribution from the new product launch of TrojanLabel’s
T3-OPX
product. Product Identification’s current quarter segment operating profit was $3.5 million, reflecting a profit margin of 15.4%. This compares to the prior year’s third quarter segment profit of $1.9 million and related profit margin of 8.6%. The increase in Product Identification current year third quarter segment operating profit and margin is primarily due to increased sales and lower operating costs.
Revenues from the Product Identification segment decreased 0.9% to $66.9 million in the first nine months of the current year from $67.5 million in the same period of the prior year. The current period decrease in revenue is primarily attributable to the decline in revenue from QuickLabel product group ink jet and thermal paper supplies, hardware and parts and repairs. The overall revenue decrease in PI was slightly tempered by an increase in sales of supplies in the TrojanLabel product group, as well as the significant contribution to current year revenue as a result of the new product launch of TrojanLabel’s
T3-OPX
product. Product Identification current year segment operating profit was $9.8 million with a profit margin of 14.7%, compared to the prior year segment operating profit of $7.0 million and related profit margin of 10.4%. The increase in current year segment operating profit and margin is primarily due to lower period and operating costs.
Test & Measurement—T&M
Revenue from the T&M segment was $5.1 million for the third quarter of the current fiscal year, representing a 55.8% decrease compared to revenue of $11.6 million for the same period in the prior year. The decrease in revenue for the current quarter is primarily attributable to the decline in sales of our aerospace product lines as a result of the Boeing 737 MAX grounding and the dramatic drop in air travel due to the impact of
COVID-19.
To a lesser degree, the decrease in current quarter revenue was also impacted by a decline in certain T&M’s data acquisition hardware sales, as well as a decline in supplies and service and other revenue in the aerospace product lines. T&M’s third quarter segment operating loss was $0.8 million, reflecting a negative profit margin of 14.7%, a decrease compared to the prior year segment operating profit of $1.4 million and related operating margin of 12.1%. The decrease in segment operating profit and related margin were due to lower sales revenue in the current quarter.
Revenue from the T&M segment was $19.7 million for the first nine months of the current fiscal year, a 44.5% decrease compared to sales of $35.5 million for the same period in the prior year. The decrease in revenue for the current year is primarily attributable to the decline in sales of our aerospace product lines as a result of the Boeing 737 MAX grounding and the dramatic drop in air travel due to the impact of
COVID-19.
The decrease in current period revenue was also driven to a lesser degree by a decline in certain data recorder hardware sales, as well as a decline in supplies and service and other revenue in the aerospace product lines. The segment’s first nine months operating loss of $1.3 million resulted in a negative 6.7% profit margin compared to the prior year segment operating profit of $5.5 million and related operating margin of 15.6%. The lower segment operating profit and related margin for the current year is due to lower sales revenue in the current year.
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
At the end of the first quarter of fiscal 2021, the deterioration of our financial condition and operating results due to the decline in 737
MAX-related
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
On May 6, 2020, we entered into a Loan Agreement with and executed a promissory note in favor of Greenwood Credit Union (“Greenwood”) pursuant to which we borrowed $4.4 million (the “PPP Loan”) from Greenwood pursuant to the Paycheck Protection Program (the “PPP”) administered by the United States Small Business Administration (the “SBA”) and authorized by the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), enacted on March 27, 2020. The terms of the PPP Loan were subsequently revised in accordance with the provisions of the Paycheck Protection Flexibility Act of 2020 (the “PPP Flexibility Act”), which was enacted on June 5, 2020. We believe that our obtaining the PPP Loan and suspending the payment of dividends on our common stock were instrumental in our ability to successfully negotiate the A&R Credit Agreement.
While we have expected that as a result of the impact of the
COVID-19
pandemic, some of our customers would experience liquidity pressure and be unable to pay us for products on a timely basis, in general our recent receivables collection experience has been consistent with our historical experience and a significant deterioration in receivables collection has not occurred. During the first quarter we experienced a limited number of cases in which certain of our aerospace customers failed to pay us on a timely basis and we increased our reserves for potential losses on those accounts. In the second quarter, two small airlines with whom we had small receivables balances for which we had previously fully reserved, entered bankruptcy, but in general, during both the second and third quarters, the aerospace customer problems abated such that we did not increase our reserves. If the impact of the
COVID-19
crisis continues for a prolonged period or worsens, we may experience further adverse impacts of delayed aerospace receivable collections.
In response to the
COVID-19
pandemic and related economic dislocation, we have implemented and will continue to implement a variety of expense reduction and cash preservation initiatives. On April 27, 2020, our board of directors suspended our quarterly cash dividend beginning with the second quarter of our fiscal year 2021.
At October 31, 2020, our cash and cash equivalents were $9.6 million. There was no outstanding balance on our revolving line of credit at October 31, 2020 and we have $10.0 million available for borrowing under that facility. Despite disruptions in the capital markets as a result of the impact of the
COVID-19
outbreak, we successfully renegotiated the terms of our credit facilities with Bank of America during the second quarter of fiscal 2021, and we believe that this, together with our internal cash generation from operations during the third quarter and the receipt of the PPP loan, have resulted in a significant improvement in our liquidity profile. We believe that our available cash and credit facilities combined with our cash generated from operations will be sufficient to support our operating requirements, so long as the impact of
COVID-19
does not worsen.
Indebtedness
Under the A&R Credit Agreement, the term loan repayments are as follows: the principal amount of each quarterly installment required to be paid on the last day of each of our fiscal quarters ending July 31, 2020 and October 31, 2020 is $0.8 million; the principal amount of the quarterly installment required to be paid on the last day of our fiscal quarter ending January 31, 2021 is $1.1 million; the principal amount of the quarterly installment required to be paid on the last day of our fiscal quarter ending April 30, 2021 is $1.1 million; the principal amount of each quarterly installment required to be paid on the last day of each of our fiscal quarters ending July 31, 2021, October 31, 2021, January 31, 2022 and April 30, 2022 is $1.4 million; the entire remaining principal balance of the term loan is required to be paid on June 15, 2022. We may voluntarily prepay the term loan, in whole or in part, from time to time without premium or penalty (other than customary breakage costs, if applicable). We may repay borrowings under the revolving credit facility at any time without premium or penalty (other than customary breakage costs, if applicable), but in any event no later than June 15, 2022, and any outstanding revolving loans thereunder will be due and payable in full, and the revolving credit facility will terminate, on such date. We may reduce or terminate the revolving line of credit at any time, subject to certain thresholds and conditions, without premium or penalty.

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
The interest rates under the A&R Credit Agreement are as follows: The term loan and revolving credit loans bear interest at a rate per annum equal to, at our option, either (a) the applicable LIBOR rate (or in the case of revolving credit loans denominated in a currency other than U.S. Dollars, the applicable quoted rate), plus a margin that varies within a range of 2.15% to 3.65% based on our consolidated leverage ratio, or (b) a fluctuating reference rate equal to the highest of (i) the federal fund rate plus 0.50%, (ii) Bank of America’s publicly announced prime rate, (iii) the applicable LIBOR rate plus 1.00% or (iv) 1.00%, plus a margin that varies within a range of 1.15% to 2.65% based on our consolidated leverage ratio. We are also required to pay a commitment fee on the undrawn portion of the revolving credit facility that varies within a range of 0.25% and 0.675% based on our consolidated leverage ratio.
Under the A&R Credit Agreement, we must comply with various customary financial and non-financial
covenants including a maximum consolidated leverage ratio, a minimum consolidated fixed charge coverage ratio, a minimum level of EBITDA, a consolidated asset coverage ratio and a minimum level of liquidity. The primary non-financial
covenants limit our and our subsidiaries’ ability to incur future indebtedness, to place liens on assets, to pay dividends or distributions on capital stock, to repurchase or acquire capital stock, to conduct mergers or acquisitions, to sell assets, to alter their capital structure, to make investments and loans, to change the nature of their business, and to prepay subordinated indebtedness, in each case subject to certain exceptions and thresholds as set forth in the A&R Credit Agreement.
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
The PPP Loan, which will mature on May 6, 2022, is unsecured and bears interest at a rate of 1.0% per annum, accruing from the loan date and is payable monthly. No payments are due on the PPP Loan at this time, but interest accrues during the deferral period. Interest accrued in the amount of $22,000 is included in other expense for the nine month period ended October 31, 2020.
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
Subject to the limitations and conditions set forth in the CARES Act, the PPP Flexibility Act and the regulations and guidance provided by the SBA with respect to the PPP, a portion of the PPP Loan may be forgiven in an amount up to the amount of the PPP Loan proceeds we spent on payroll, rent, utilities and interest on certain debt during the twenty-four week period following incurrence of the PPP Loan; interest accrued on the forgiven portion of the principal amount of the PPP Loan is also forgiven. The amount of the PPP Loan to be forgiven in respect of rent, utilities and interest on certain debt will be capped at 40% of the forgiven amount, with the remaining forgiven amount allocated to payroll costs. We have fully utilized the PPP Loan proceeds for qualifying expenses and intend to apply for forgiveness of the PPP Loan (including all associated accrued interest) during the fourth quarter of the current fiscal year. Whether our application for forgiveness will be granted and in what amount is subject to an application to, and approval by, the SBA and may also be subject to further requirements in any regulations and guidelines the SBA may adopt.

Cash Flow
Our statements of cash flows for the nine months ended October 31, 2020 and November 2, 2019 are included on page 7 of this report. Net cash provided by operating activities was $11.7 million for the first nine months of fiscal 2021 compared to $1.0 million for the same period of the previous year. The increase in net cash provided by operations for the first nine months of the current year is primarily due to the increase in cash provided by working capital. The combination of changes in accounts receivable, inventory, income taxes payable, accounts payable and accrued expenses increased cash by $6.1 million for the first nine months of fiscal 2021, compared to a decrease of $8.3 million for the same period in fiscal 2020.
Our accounts receivable balance decreased to $15.7 million at the end of the third quarter compared to $19.8 million at year end. The $4.1 million decrease in the accounts receivable balance from year end is directly related to the decrease in sales for the third quarter of the current year as compared to fourth quarter sales in fiscal 2020 and a decline in days sales outstanding for the third quarter of the current year, which was 47 compared to 55 days at prior year end. The decline in days sales outstanding is largely due to the relative decline in sales of aerospace products, which tend to have longer collection cycles.
The inventory balance was $30.9 million at the end of the third quarter of fiscal 2021, compared to $33.9 million at year end and inventory days on hand increased to 152 days at the end of the current quarter from 151 days at the prior year end. The current period decrease in inventory is due to sell through of supplies inventory in the Product Identification segment. Demand declines in the aerospace product group resulted in unconsumed assembly and finished goods inventories, offsetting some of the Product Identification inventory decreases. Inventory days on hand increased by virtue of the lower aerospace sell through.
The net increased cash position at October 31, 2020 primarily resulted from cash provided by operations, as discussed above, as well as $4.4 million received from PPP loan proceeds and an additional net $3.5 million of proceeds received in the second quarter of fiscal 2021 related to the refinance of long-term debt , which were partially offset by a $6.5 million net cash decrease on the revolving line of credit, principal payments of long-term debt and the guaranteed royalty obligation of $2.9 million and $1.5 million, respectively; cash used to acquire property, plant and equipment of $2.1 million and dividends paid of $0.5 million.
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
This Quarterly Report on Form
10-Q
may contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are not statements of historical fact, but rather reflect our current expectations concerning future events and results. We generally use the words “believes,” “expects,” “intends,” “plans,” “anticipates,” “likely,” “continues,” “may,” “will,” and similar expressions to identify forward-looking statements. Such forward-looking statements, including those concerning our expectations, involve risks, uncertainties and other factors, some of which are beyond our control, which may cause our actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements. Factors which could cause actual results to differ materially from those anticipated include, but are not limited to (a) the impact of the ongoing
COVID-19
pandemic on us, our customers, our suppliers and the global economy; (b) general economic, financial and business conditions; (c) declining demand in the test and measurement markets, especially defense and aerospace; (d) competition in the specialty printer industry; (e) our ability to develop and introduce new products and achieve market acceptance of these products; (f) competition in the data acquisition industry; (g) the impact of changes in foreign currency exchange rates on the results of operations; (h) the ability to successfully integrate acquisitions and realize benefits from divestitures; (i) our ability to restructure the terms of our current credit facility and to otherwise manage our indebtedness; (j) our ability to obtain financing for working capital and capital expenditures; (k) the business abilities and judgment of personnel and changes in business strategy; (l) the efficacy of research and development investments to develop new products; (m) the launching of significant new products which could result in unanticipated expenses; (n) bankruptcy or other financial problems at major suppliers or customers that could cause disruptions in our supply chain or difficulty in collecting amounts owed by such customers; (o) any technology disruption or delay in implementing new technology; (p) a material security breach or cybersecurity attack impacting our business and our relationship with customers; (q) difficulties encountered in connection with the certification of the 737 MAX for return to service; and (r) other risks included under
“Item 1A-Risk
Factors” in our Annual Report on Form
10-K
for the fiscal year ended January 31, 2020. We assume no obligation to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by law.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
During the nine months ended October 31, 2020, there were no material changes to our market risk disclosures as set forth in Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form
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
Our business has been and will likely continue to be materially adversely affected by the widespread outbreak of the global
COVID-19
pandemic. National, state and local governments in affected regions have implemented and have periodically changed a variety of safety precautions, including quarantines, travel restrictions, business closures, cancellations of public gatherings and other measures, often without coordination and in contradictory ways. Many other businesses and other organizations with which we do business directly or which otherwise impact us have taken and are taking additional steps to avoid or reduce infection, including limiting travel and staying home from work which has required us to adapt our interaction to those entities’ requirements. These measures are disrupting normal business operations both inside and outside of affected areas and have had significant negative impacts on our business, the businesses of our suppliers and customers, and on businesses and financial markets worldwide.
In response to the pandemic, we have established new procedures to monitor government recommendations and regulations and made good faith efforts to comply with both those regulations and the best practices recommendations issued by a variety of governmental health authorities and manufacturing industry organizations to which we belong. In addition, we have made significant modifications to our normal operations because of the
COVID-19
outbreak, including requiring most
non-production
related team members to work remotely, at least part-time. We believe that as a result of these safety protocols, routine health checks and segregating work groups to reduce close contact to the degree possible, the incidence of
COVID-19
diagnoses among our employees was relatively low compared to the overall positivity rate of the general populations where our businesses are located. From the beginning of the pandemic and until recently we maintained our manufacturing operational capacity at our facilities located in West Warwick, Rhode Island, as well as our manufacturing facilities in Canada and Germany. However, beginning in November, Rhode Island and its surrounding areas have experienced a sharp rise in
COVID-19
infection and hospitalization cases and the rate of infection among our employees has been in line with that of the general population. As a result of increased
COVID-19
cases, combined with the impact of quarantine and isolation procedures for employees who may have been exposed, we have experienced increased absenteeism in our manufacturing staff, which is currently reducing our production capacity and causing us to experience longer fulfillment lead times and as a result, reduced revenues. Because of the recent increase in
COVID-19
cases, the nature of
COVID-19’s
transmission, long isolation and quarantine periods and the unknown course of recovery from the pandemic in general, as well as the unknown timetable on when vaccines and therapeutics will become available, we do not know how long and to what degree of impact the current manufacturing production decline will continue or its ultimate impact. If it continues or worsens it will have an adverse impact on our results of operations.
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
Our credit agreement with Bank of America requires us, among other things, to satisfy certain financial ratios on an ongoing basis, consisting of a maximum consolidated leverage ratio, a minimum consolidated fixed charge coverage ratio, a minimum level of EBITDA, a consolidated asset coverage ratio and a minimum level of liquidity. We are also required to comply with a number of other covenants and conditions, including limitations on our and our subsidiaries’ ability to incur future indebtedness, to place liens on assets, to pay dividends or distributions on their capital stock, to repurchase or acquire their capital stock, to conduct mergers or acquisitions, to sell assets, to alter their capital structure, to make investments and loans, to change the nature of their business, and to prepay subordinated indebtedness, in each case subject to certain exceptions and thresholds as set forth in the credit agreement. Although these arrangements were restructured after the onset of the
COVID-19
crisis, and took into account the status of the economic environment and our business at the time it was negotiated and executed, there is no assurance that the effects of the
COVID-19
pandemic on us, our customers and markets and the economic environment will not be worse than the parties anticipated, or that other unforeseen adverse impacts on our business may not occur such as to cause us to be able to comply with the covenants and other terms of the agreement. If we were thus to violate the terms of the credit agreement and we were unable to renegotiate its terms at that time, or secure alternative financing it could have a material adverse impact on us.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
During the third quarter of fiscal 2021, we made the following repurchases of our common stock:

	Total Number of Shares Repurchased	Average Price paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Be Purchased Under the Plans or Programs
August 1—August 31	—	$—	—	—
September 1—September 30	—	$—	—	—
October 1—October 31	—	$—	—	—

Item 5.	Other Information
We are providing the following information in this Item 5 in lieu of disclosing the information under Item 1.01 of a Current Report on
Form 8-K
with a due date on or after the date hereof.
On December 3, 2020, we and the Lender entered into an amendment to the A&R Credit Agreement (the “Amendment”), pursuant to which we agreed (i) to extend the deadline for the Lender to complete certain inspections of our properties and (ii) to increase the maximum amount of capital expenditures that we are permitted to make during the second, third and fourth quarters of our fiscal year 2021.
This description of the Amendment is qualified in its entirety by reference to the full text of the Amendment, a copy of which is attached hereto as Exhibit 10.2 and is incorporated herein by reference.

Item 6.	Exhibits

3A	Restated Articles of Incorporation of the Company and all amendments thereto, filed as Exhibit 3A to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2016 and incorporated by reference herein.

3B	By-laws of the Company as amended to date, filed as Exhibit 3B to the Company’s Annual Report on Form 10-K/A for the fiscal year ended January 31, 2008 (File no. 000-13200) and incorporated by reference herein.

10.1	Change in Control Agreement dated September 8, 2020 by and between AstroNova, Inc. and David S. Smith. filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 1, 2020 and incorporated by reference herein.*

10.2	Letter Agreement dated December 3, 2020 between AstroNova, Inc. and Bank of America, N.A.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document—the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCHInline XBRL Taxonomy Extension Schema Document

101.CALInline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEFInline XBRL Taxonomy Extension Definition Linkbase Document

101.LABInline XBRL Taxonomy Extension Label Linkbase Document

101.PREInline XBRL Taxonomy Extension Presentation Linkbase Document

104Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASTRONOVA, INC .
(Registrant)

Date: December 9, 2020	By	/s/ Gregory A. Woods
Gregory A. Woods,
President and Chief Executive Officer
(Principal Executive Officer)

	By	/s/ David S. Smith
David S. Smith,
Vice President, Chief Financial Officer and Treasurer (Principal Accounting Officer and Principal Financial Officer)