Form 10-K
period 2021-01-31
AstroNova, Inc.
filed 2021-04-13
CIK 8146

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2021
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
12b-2
of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.

☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule
12b-2
of the Act).  ☐  Yes    ☒  No
The aggregate market value of the registrant’s voting common equity held by non-affiliates
at July 31, 2020 was approximately $47,045,000 based on the closing price on the Nasdaq Global Market on that date.
As of April
9
, 2021, there were 7,212,977 shares of Common Stock (par value $0.05 per share) of the registrant outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Company’s definitive Proxy Statement for the 2021 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form
10-K
where indicated.

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
Item 1
. Business
General
Unless otherwise indicated, references to “AstroNova,” the “Company,” “we,” “our,” and “us” in this Annual Report on Form
10-K
refer to AstroNova, Inc. and its consolidated subsidiaries.
We design, develop, manufacture and distribute a broad range of specialty printers and data acquisition and analysis systems, including both hardware and software, which incorporate advanced technologies to acquire, store, analyze, and present data in multiple formats. Target markets for our hardware and software products include aerospace, apparel, automotive, avionics, chemicals, computer peripherals, communications, distribution, food and beverage, general manufacturing, packaging and transportation.
Our products are distributed around the world through our own sales force, authorized dealers, and through independent dealers and representatives.
Our business consists of two segments, Product Identification (“PI”) and Test & Measurement (“T&M”). The PI segment includes specialty printing systems and related supplies sold under the QuickLabel
®
, TrojanLabel
®
and GetLabels
™
brand names. The T&M segment includes our line of aerospace printers and test and measurement data acquisition systems sold under the AstroNova
®
brand name. Refer to Note 17, “Nature of Operations, Segment Reporting and Geographical Information,” in our audited consolidated financial statements elsewhere in this report for financial information regarding our segments.
The following description of our business should be read in conjunction with “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” on pages 23 through 28 of this Annual Report on Form
10-K.
Description of Business
Product Overview
We leverage our expertise in data visualization technologies to design, manufacture and market specialty printing systems, test and measurement systems, and related services for select growing markets on a global basis.
Product Identification products sold under the QuickLabel, TrojanLabel and GetLabels brands are used in brand owner and commercial applications to provide product packaging, marketing, tracking, branding and labeling solutions to a wide array of industries. The PI segment offers a variety of digital color label tabletop printers, high-volume presses and specialty OEM printing systems, as well as a wide range of label, tag and flexible packaging material substrates and other supplies, including ink and toner, allowing customers to mark, track, protect and enhance the appearance of their products. In the T&M segment, we have a long history of using our technologies to provide networking systems and high-resolution light-weight flight deck and cabin printers for the aerospace market. In addition, the T&M segment includes data acquisition recorders, sold under the AstroNova brand, to enable our customers to acquire and record visual and electronic signal data from local and networked data streams and sensors. The recorded data is processed, analyzed and stored and presented in various visual output formats.
Product Identification
Our PI segment includes three brands: QuickLabel, TrojanLabel, and GetLabels. The segment provides a wide array of digital end-to-end
product marking and identification solutions including hardware, software, and supplies for OEMs, commercial printers, and brand owners. Our customers typically label or mark products on a short to mid-size
run basis and benefit from the efficiency, flexibility and cost-savings of digitally printing labels or packaging in their facility, on-demand,
with the ability to accommodate multiple SKUs or variable data such as bar codes, lot numbers or expiration dates. QuickLabel brand products include tabletop printers, production-ready digital color label printers and specialty OEM printing systems for either standalone output or inline integration with existing pre-processing
and finishing systems. Customers use our digital printing products in a wide variety of industries, including chemical, cosmetics, food and beverage, medical products, nutraceutical, pharmaceutical, and many others. TrojanLabel expands our customer market by providing a range of higher volume digital color printers, OEM printing systems and supplies that target the more demanding needs of brand owners, commercial printers, label converters, and packaging manufacturers, giving them the ability to digitally mark or encode products directly or to produce labels for post-printing applications. GetLabels brand products include a full line of media supplies, including label materials, tags, inks, toners and thermal transfer ribbons designed for optimal performance with our printing hardware, while also being compatible with a wide variety of competitive and third-party printing hardware.
Current QuickLabel models include a selection of professional tabletop digital color label printers. The high-speed
QL-120X
was built on our pioneering and successful Kiaro! platform. Introduced early in 2019, the high-performance
QL-300
was the first
5-color
toner-based electrophotographic tabletop production label printer in the market. In addition, our QuickLabel line of printers includes the
QL-850,
our next-generation wide-format inkjet color label printer, the
QL-30
and
QL-60
series, a family of
high-end
monochrome printers, and the
QLS-4100
XE, a unique solution with the ability to digitally print full-color labels and tags using thermal transfer ribbon technology.
Our TrojanLabel portfolio includes a range of products from professional digital color label mini-presses to large-scale all-in-one
inline specialty printing systems for both brand owners, OEMs and commercial printers. The
T2-C,
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
GetLabels provides a broad range of high-quality supplies for both our printers and third-party printers including label and tag materials, inks, toner and thermal transfer material, all specifically designed and constructed for a wide variety of labeling applications. Label material and substrates are carefully qualified and tested in our Rhode Island Materials Research Laboratory to ensure durability and compatibility with our QuickLabel and TrojanLabel branded products, along with a variety of third-party printers.

The PI segment also develops and licenses various specialized software programs to design and manage labels, print images, manage and operate our printers and presses, and coordinate printing on an automated basis directly over networked systems. PI also provides worldwide training and support.
T&M
Products sold under our T&M segment are designed and manufactured for airborne printing solutions and data acquisition. Our aerospace products include flight deck printing solutions, networking hardware and specialized aerospace grade thermal paper. Our data acquisition systems are used in research and development, flight testing, missile/rocket telemetry production monitoring, power and maintenance applications. These products are sold to customers in a variety of industries, including aerospace & defense, automotive, commercial airline, energy, manufacturing and transportation, to meet their need to acquire and record data from local and networked data streams and sensors.
Airborne printers include our flagship ToughWriter
®
series used in the flight decks and cabins of military, commercial and business aircraft to print hard copies of data required for the safe and efficient operation of aircraft. Examples of printed data include navigation maps, arrival and departure information, flight itineraries, weather maps, performance data, passenger data, and air traffic control data. ToughSwitch
®
Ethernet switches are used primarily in military aircraft and military vehicles to connect multiple computers or Ethernet devices. The airborne printers and Ethernet switches are ruggedized to comply with rigorous military and commercial flight worthiness standards for operation under extreme environmental conditions. We are currently furnishing ToughWriter airborne printers for many aircraft made by Airbus, Boeing, Bombardier, Lockheed, Gulfstream and others. In addition to the ToughWriter products, we manufacture other flight deck printers, including the TP/NP series, the RTP80 series and the
PTA-45B
series of airborne printers. The
PTA-45B
is subject to the Asset Purchase and License Agreement with Honeywell International, Inc. (the “Honeywell Agreement”), pursuant to which in 2017 we acquired an exclusive perpetual world-wide license to manufacture and support Honeywell’s narrow-format flight deck printers for the Boeing 737 and Airbus 320 aircraft. Over time we expect customers will replace the
PTA-45B
printers with ToughWriter products because they have numerous technical features and functional advantages and significant weight savings.
Other T&M products include the TMX
®
all-in-one
high-speed data acquisition system for applications requiring high channel counts and acquisition rates; the Daxus
®
 DXS-100
distributed data acquisition platform; the SmartCorder
®
DDX-100,
a portable
all-in-one
data acquisition system for facility maintenance and field testing; and the Everest
®
EV-5000
digital strip chart recording system used mainly in telemetry applications. The Daxus
DXS-100
can be connected to the SmartCorder to increase channel count or networked as part of a distributed measurement system spanning vast distances.
Technology
Our core technologies are data visualization technologies that relate to (1) acquiring data, (2) conditioning the data, (3) displaying or printing the data on hard copy, monitor or electronic storage media and (4) analyzing the data. To service data visualization, we maintain technological core competencies and trade know-how
concerning the subject matter peculiar to each business unit. The technological disciplines are diverse and include electronic, software, mechanical and industrial engineering aspects. Additionally, we possess engineering expertise in digital signal processing, image processing, fluidics, color theory, high-speed material handling and airworthiness design.
Patents and Copyrights
We hold several product patents in the United States and in foreign countries. We rely on a combination of copyright, patent, trademark and trade secret laws in the United States and other jurisdictions to protect our technology and brand names. We consider our intellectual property to be critical to the operation of our business. In particular, we believe that the loss of the trademarks QuickLabel, TrojanLabel, ToughWriter or ToughSwitch

or the loss of the license provided under the Honeywell Agreement could have a material adverse impact on our business taken as a whole.
Manufacturing and Supplies
We manufacture many of the products that we design and sell. Raw materials and supplies are typically available from a wide variety of sources. We manufacture many sub-assemblies
and parts
in-house,
including certain specialty printed circuit board assemblies and harnesses, and we have extensive electronic and mechanical final assembly and test operations. Many parts not manufactured in-house
are standard electronic items available from multiple sources. Other printers and parts are designed or modified by us and manufactured by outside vendors according to our specifications. We purchase certain components, assembled products and supplies used to manufacture our products from a single source or limited supplier sources. Although we believe the majority of these sole or limited source components, assembled products and supplies could be sourced elsewhere with appropriate changes in the design of our products, such design might not be feasible on a timely basis, and any interruption in these components, products or supplies could adversely affect our business. When circumstances cause us to anticipate that we may not be able to acquire such components, products or supplies on a timely basis, our practice is to procure a sufficient quantity in advance. In the past we have made such advance purchases primarily for aerospace products and in quantities that we anticipate will suffice for the life of the aircraft program for which those printers are designed.
Marketing and Competition
We compete worldwide in multiple markets. Through our expanding network of manufacturing, sales and support facilities, we now do business in over 150 countries.
We believe we are a market leader in tabletop digital color label printing technology in the specialty printing field, a market leader in flight deck printers, and an innovator in digital color mini-press systems. In the data acquisition area, we are one of the leaders in general-purpose portable, high-speed data acquisition systems.
Management believes that we have a market leadership position in many of the markets we serve. We retain our leadership position by virtue of our proprietary technology, product reputation, delivery, our channels to market, technical assistance and service to customers. The number of competitors varies by product line. Key competitive factors vary among our product lines, but include technology, quality, service and support, distribution network and breadth of product and service offerings.
Our Product Identification products are sold by direct field salespersons as well as independent dealers and representatives, while our Test & Measurement products are sold predominantly through direct sales and manufacturers’ representatives. In the United States, we have factory-trained direct field salespeople located throughout the country specializing in Product Identification products. We also have direct field sales or service centers in Canada, China, Denmark, France, Germany, Malaysia, Mexico, Singapore, and the United Kingdom staffed by our own employees and dedicated third party contractors. Additionally, we utilize over 200 independent dealers and representatives selling and marketing our products in over 60 countries.
No single customer accounted for 10% or more of our net revenue in any of the last three fiscal years.
Order Backlog
Our backlog varies regularly. It consists of a blend of orders for end-user
customers, as well as original equipment manufacturer customers. Manufacturing production is designed to meet forecasted demands and built-to-order
customer requirements. Accordingly, the amount of order backlog may not indicate future sales trends. Backlog at January 31, 2021 and 2020 was $22.5 million and $25.2 million, respectively.
Employees
As of January 31, 2021, we employed 327 people full-time employees. Of our full-time employees, 230 were in the United States, 78 in Europe, 10 in Canada, seven in Asia and two in Mexico.

None of our employees are represented by a labor union or covered by a collective bargaining agreement; except for our employees in France, where collective bargaining agreements are generally required by local regulations.
Successful execution of our business strategy depends on our ability to retain several key employees in both individual contributor and management roles. We continuously assess the risk of losing our key employees through regular communications, engagement surveys and assessments in the labor market. Our retention strategy is focused on ensuring competitive compensation packages, career and professional development, leadership coaching and other actions to improve overall engagement with our key employees.
Culture
We have ingrained a strong and definable company culture that shapes the way we operate and engage with stakeholders and employees. Our culture consists of four key components:

•	A powerful set of core values, including: Customer First, One Global Team, Innovation, Continuous Improvement and Building Shareholder Value.

•	The AstroNova Operating System (AOS), the comprehensive business management process which helps us manage the business to achieve continuous improvements in quality, delivery, cost, and growth.

•	A commitment to operating with integrity and compliance to ensure business is conducted in an honest, legal, and environmentally responsible manner.

•	A passionate commitment to quality that drives our goal to achieve zero defects and understand the changing needs and expectations of our customers.
Our core values guide our employees’ behavior and dictate the way our business is conducted. These core values are reinforced during new hire orientation, ongoing engagement surveys, leadership development, and team development activities, and are also demonstrated through teamwork, leadership, and everyday interactions.
Diversity and Inclusion
We believe that our culture and core values are strengthened through diversity and inclusion. Our diversity initiatives include—but are not limited to—our practices and policies on recruitment and selection; compensation and benefits; professional development and training; promotions; transfers; social and recreational programs; layoffs; terminations; and the ongoing development of a work environment built on the premise of gender and diversity equity. These initiatives include periodic evaluation of our workforce demographics as compared to the demographics in the workforce market, and an affirmative effort to attract, recruit, retain and train a diverse workforce that is representative of the populations in the regions in which we do business.
Other Information
Our business is not seasonal in nature. However, our revenue is impacted by the size of certain individual transactions, which can cause fluctuations in revenue from quarter to quarter.
Available Information
We make available on our website (www.astronovainc.com) our Annual Report on Form
10-K,
Quarterly Reports on Form
10-Q,
Current Reports on Form
8-K
and, if applicable, amendments to those reports filed or furnished pursuant to Sections 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnishes it to, the Securities and Exchange Commission (SEC). These filings are also accessible on the SEC’s website at http://www.sec.gov.

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
Business and Industry Risks
The ongoing
COVID-19
pandemic has adversely affected and will likely continue to adversely affect our revenues, results of operations and financial condition.
Our business has been and will likely continue to be materially adversely affected by the global
COVID-19
pandemic. We operate in several regions of the world, with the largest concentration of team members in North America and Europe, and a small presence in Asia. We, and many other businesses and other organizations with which we do business directly or which otherwise impact us, have taken and are continuing to take steps to avoid or reduce infection, including limiting business travel and staying home from work when recommended by the public health authorities. These measures have disrupted and continue to disrupt our normal business operations both inside and outside of affected areas and have had significant negative impacts on our business, the businesses of our suppliers and customers, and on businesses and financial markets worldwide. Until vaccine availability and inoculation rates reach the point where public health authorities determine that the quarantines, travel restrictions, business closures, cancellations of public gatherings and other measures that national, state and local governments have implemented as a result of the pandemic are no longer necessary, we expect our business to be negatively impacted.
In response to the
COVID-19
pandemic, we have established new procedures to monitor government recommendations and regulations and made good faith efforts to comply with those regulations and the best practices recommendations issued by a variety of governmental health authorities and manufacturing industry organizations to which we belong. In addition, we have made significant modifications to our normal operations because of the
COVID-19
pandemic, including requiring most
non-production
related team members to work remotely, at least part-time. At this time, we expect that these measures will continue to remain in place for the near term, and we do not know when or if it will become practical to relax or eliminate these measures altogether. Since the start of the pandemic, we have maintained most of manufacturing operational capacity at our facilities located in West Warwick, Rhode Island, as well as our manufacturing facilities in Canada and Germany. However, there were periods when a number of team members were unable to keep work schedules due to the effects of the pandemic, which resulted in reduced production capacity that led to longer order fulfillment lead times and as a result, reduced revenues. The extent to which the COVID-19 pandemic continues to negatively impact our manufacturing production will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and any associated variants, the efficacy and timing of distribution of vaccines, and the actions to contain COVID-19 or
treat its impact, among others. We also do not yet know to what extent our operations will be impacted permanently by remote work, increased safety protocols and the other adaptations undertaken during the pandemic.
During the
COVID-19
pandemic, we have experienced some difficulties in obtaining raw materials and components for our products. We have been able to recover from these difficulties, but we have had to incur some additional costs in expedited and express shipping fees. These difficulties have impacted our efficiency and our ability to satisfy customer requirements, but we do not believe that they have materially impacted our financial results or our relationships with our customers. We are currently monitoring the world-wide delays in transit time, as freight carriers are now experiencing significant delays in overseas shipments. We are addressing these issues through long range planning and supplementing inventories as needed. We are also monitoring the extended lead times on active electronic components and utilizing several strategies, including blanket orders, vendor-bonded inventories, and extended commitments to our supply base. Additionally, we have taken actions to maintain regular contact with our important vendors and have increased our forecasting horizon for our products to help us better manage our supply chain. Our strategies to counteract the impact of the pandemic have tended to increase the amount of inventory we maintain, but because of the complexity of our supply chain and update our mitigation strategies as we determine to be appropriate. We will continue to monitor our supply chain a priority going forward. We are not able to predict what the full impact of the current supply chain difficulties, as it depends on how the course of the
COVID-19
pandemic continues and its impacts on the economy evolve.
The aerospace industry, which we serve through our aerospace product line, has also been significantly disrupted by the
COVID-19
pandemic, both inside and outside of the United States. The decline in air travel has had and will continue to have a material adverse impact on our financial results, the ultimate scope of which we cannot estimate at this time. Should one or more of our airplane OEM manufacturing customers or a significant number of airline customers fail to continue business as a going concern, declare bankruptcy, or otherwise permanently reduce the demand for our products as a result of the impact of the
COVID-19
pandemic, it would have a material adverse impact on our business operations and financial results.
While it is not possible at this time to estimate the full scope of the impact that
COVID-19
will have on our business, customers, suppliers or other business partners, in the long run we expect that the lasting presence of
COVID-19,
will continue to adversely impact our operational capacity and the efficiency of our team members and will continue to negatively affect our results of operations and financial condition for the near term.
Our operating results and financial condition could be harmed if the markets into which we sell our products decline or do not grow as anticipated.
Any decline in our customers’ markets or in their general economic conditions would likely result in a reduction in demand for our products. For example, the 2020 grounding, suspension and subsequent slow restart of production of the Boeing 737 MAX has reduced demand for our airborne printers that are installed on that aircraft, as well as the related repairs and supplies, which has negatively affected our results of operations. In addition, the current worldwide
COVID-19
pandemic has negatively impacted the airline industry as a whole, which could result in a reduction in orders by the airlines for new planes and reduce demand for retrofitting airplanes already in service and, therefore, a further reduction in demand for our airborne printer products. The effect of the
COVID-19
pandemic and any future action relating to the 737 MAX on our business is currently unknown, but we expect any resulting reductions in production schedules will likely have an adverse effect on our business, which could be material. Some of our customers may be reluctant to make capital equipment purchases or may defer certain of these purchases to future quarters. Some of our customers may also limit consumable product purchases to quantities necessary to satisfy immediate needs with no provisions to stock supplies for future use. Also, if our customers’ markets decline enough to impact their financial capacity, we may not be able to collect on outstanding amounts due to us. Such declines could harm our results of operations, financial position and cash flows and could limit our ability to continue to remain profitable.
Our future revenue growth depends on our ability to develop and introduce new products and services on a timely basis and achieve market acceptance of these new products and services.
The markets for our products are characterized by evolving technologies which in turn effect our product introduction cycles. Our future success depends largely upon our ability to address the rapidly changing needs of our customers by developing and supplying high-quality, cost-effective products, product enhancements and services on a timely basis and by keeping pace with technological developments and emerging industry standards. The success of our new products will also depend on our ability to differentiate our offerings from our competitors’ offerings, price our products competitively, anticipate our competitors’ development of new products, and maintain high levels of product quality and reliability. We spend a significant amount of time and effort on the development of our airborne and color printer products as well as our acquisition and data recorder products. Failure to meet our customers’ changing business needs or to further develop any of our new products and their related markets as anticipated could adversely affect our future revenue growth and operating results.

As we introduce new or enhanced products, we must also successfully manage the transition from older products to minimize disruption in customers’ ordering patterns, avoid excessive levels of older product inventories and provide sufficient supplies of new products to meet customer demands. The introduction of new or enhanced products may shorten the life cycle of our existing products, or replace sales of some of our current products, thereby offsetting the benefit of even a successful product introduction and may cause customers to defer purchasing existing products in anticipation of the new products. Additionally, when we introduce new or enhanced products, we face numerous risks relating to product transitions, including the inability to accurately forecast demand, manage excess and obsolete inventories, address new or higher product cost structures, and manage different sales and support requirements due to the type or complexity of the new products. Any customer uncertainty regarding the timeline for rolling out new products or our plans for future support of existing products may cause customers to delay purchase decisions or purchase competing products which would adversely affect our business and operating results.
Operational and Business Strategy Risks:
We are dependent upon contract manufacturers for some of our products. If these manufacturers do not meet our requirements, either in volume or quality, then we could be materially harmed.
We subcontract the manufacturing and assembly of certain of our products to independent third parties at facilities located in various countries. Relying on subcontractors involves a number of significant risks, including:

•	Disruptions in the global supply chain as a result of the COVID-19 pandemic;

•	Limited control over the manufacturing process;

•	Potential absence of adequate production capacity;

•	Potential delays in production lead times;

•	Unavailability of certain process technologies; and

•	Reduced control over delivery schedules, manufacturing yields, quality and costs.
If one of our significant subcontractors becomes unable or unwilling to continue to manufacture or provide these products in required volumes or fails to meet our quality standards, we will have to identify qualified alternate subcontractors or take over the manufacturing ourselves. Additional qualified subcontractors may not be available or may not be available on a timely or cost competitive basis. Any interruption in the supply, increase in the cost of the products manufactured by a third party subcontractor or failure of a subcontractor to meet quality standards could have a material adverse effect on our business, operating results and financial condition.
For certain components, assembled products and supplies, we are dependent upon single or limited source suppliers. If these suppliers do not meet demand, either in volume or quality, then we could be materially harmed.
Although we use standard parts and components for our products where possible, we purchase certain components, assembled products and supplies used in the manufacture of our products from a single source or limited supplier sources. If the supply of a key component, assembled products or certain supplies were to be delayed or curtailed or, in the event a key manufacturing or sole supplier delays shipment of such components or assembled products, our ability to ship products in desired quantities and in a timely manner would be adversely affected. For example, due to the continued global
COVID-19
pandemic, there has been and likely will continue to be disruption to our supply chain due to the delays of component shipments from our vendors in China and other jurisdictions in which normal business operations are disrupted. Our business, results of operations and financial position could also be adversely affected, depending on the time required to obtain sufficient quantities from the original source or, if possible, to identify and obtain sufficient quantities from an alternative source. Additionally, if any single or limited source supplier becomes unable or unwilling to continue to supply these components, assembled products or supplies in required volumes, we will have to identify and qualify acceptable replacements or redesign our products with different components. Alternative sources may not be available, or product redesign may not be feasible on a timely basis. Any interruption in the supply of or increase in the cost of the components, assembled products and supplies provided by single or limited source suppliers could have a material adverse effect on our business, operating results and financial condition.
We face significant competition, and our failure to compete successfully could adversely affect our results of operations and financial condition.
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
Our profitability is dependent upon our ability to obtain adequate pricing for our products and to control our cost structure
.
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
We are continually reviewing our operations with a view towards reducing our cost structure, including but not limited to reducing our labor cost-to-revenue
ratio, improving process and system efficiencies and outsourcing certain internal functions. From time to time, we also engage in restructuring actions to reduce our cost structure. If we are unable to maintain process and systems changes resulting from cost reduction and prior restructuring actions, our results of operations and financial position could be materially adversely affected.
Our inability to adequately enforce and protect our intellectual property, defend against assertions of infringement or lose certain licenses could prevent or restrict our ability to compete.
We rely on patents, trademarks, licenses, and proprietary knowledge and technology, both internally developed and acquired, in order to maintain a competitive advantage. Our competitors may develop technologies that are similar or superior to our proprietary technologies or design technologies around the intellectual property protections or licenses that we currently own. The loss of the trademarks QuickLabel, TrojanLabel, ToughWriter and ToughSwitch or the loss of the licenses provided under the Honeywell Agreement could have a material adverse impact on our business taken as a whole. Operating outside the United States also exposes us to additional intellectual property risk. The laws and enforcement practices of certain jurisdictions in which we operate do not protect our intellectual property rights to the same extent as in the United States. Any diminution in our ability to defend against the unauthorized use of these rights and assets could have an adverse effect on our results of operations and financial condition. Litigation may be necessary to protect our intellectual property rights or defend against claims of infringement, which could result in significant costs and divert our management’s focus away from operations.

We have significant inventories on hand.
We maintain a significant amount of inventory. Although we have provided an allowance for slow-moving and obsolete inventory, any significant unanticipated changes in future product demand or market conditions, including obsolescence or the uncertainty in the global market, as well as continued reduced demand for our products if the
COVID-19
pandemic is further prolonged, could have an impact on the value of inventory and adversely affect our business, operating results and financial condition.
We could incur liabilities as a result of installed product failures due to design or manufacturing defects.
We have incurred and could incur additional liabilities as a result of installed product failures due to design or manufacturing defects. Our products may have defects despite our internal testing or testing by customers. These defects could result in among other things, a delay in recognition of sales, loss of sales, loss of market share, failure to achieve market acceptance or substantial damage to our reputation. We could be subject to material claims by customers and may incur substantial expenses to correct any product defects.
In addition, through our acquisitions, we have assumed, and may in the future assume, liabilities related to products previously developed by an acquired company that have not been subjected to the same level of product development, testing and quality control processes we employ, and may have unknown or undetected defects. Some types of defects may not be detected until the product is installed in a user environment. This may cause us to incur significant warranty, repair or re-engineering
costs. As such, it could also divert the attention of engineering personnel from product development efforts which may result in increased costs and lower profitability.
We could experience a significant disruption in or security breach of our information technology system which could harm our business and adversely affect our results of operations.
We employ information technology systems to support our business. Any security breaches or other disruptions to our information technology infrastructure could interfere with operations, compromise our information and that of our customers and suppliers, and expose us to liability which could adversely impact our business and reputation. In the ordinary course of business, we rely on information technology networks and systems, some of which are managed by third parties, to process, transmit and store electronic proprietary or confidential information regarding our customers, employees, suppliers and others including personally identifiable information, credit card data, and other confidential information. While we continually work to safeguard our systems and mitigate potential risks, there is no assurance that such actions will be sufficient to prevent cyber-attacks or security breaches. As a result, our information technology networks and infrastructure may still be vulnerable to damage, disruptions or shutdowns due to attack by hackers or breaches, employee error, power outages, computer viruses, telecommunication or utility failures, systems failures, natural disasters, catastrophic events or other unforeseen events and in any such circumstance our system redundancy and other disaster recovery planning may be ineffective or inadequate. While we have experienced, and expect to continue to experience, these types of threats to our information technology networks and infrastructure, none of them to date has had a material impact. Any such events could result in legal claims or proceedings, liability or penalties under privacy laws, disruption in operations, and damage to our brand and reputation, which could adversely affect our business, operating results and financial condition.
We could experience disruptions related to the implementation of our new global enterprise resource planning system.
We are currently engaged in a multi-year process of conforming all our operations to one global enterprise resource planning (“ERP”) system. The ERP system is designed to improve the efficiency of our supply chain and financial transaction processes, improve the efficiency of how we accurately maintain our books and records and enhance the speed and quality of information provided to our management team for use in the operation and management of our business. The implementation of the ERP system will continue to require significant investment of human and financial resources. As a result of the
COVID-19
pandemic, we have and will continue to experience delays and increased costs as a result of factors such as limited on-site
availability of Company personnel and outside consultants due to travel restrictions and remote work conditions. The significant disruption in the implementation and transition to the new ERP system as a result of the
COVID-19
pandemic could delay or otherwise negatively impact our ability to obtain the benefits that the new ERP system is intended to provide. Additionally, while we have taken steps to ensure that we prevent adverse developments, any significant disruption or deficiency in the design, implementation and transition to the new ERP system could negatively impact our ability to:

•	record and process orders,

•	manufacture and ship our products in a timely manner, and

•	process data and electronic communications among our business locations, any of which could have a material adverse effect on our business, consolidated financial condition or results of operations.
We also face the challenge of supporting our older systems while we implement the new ERP system. Although we have invested significant resources in planning and project management, significant unforeseen implementation issues may arise that could impact our normal business operations and have a material adverse impact on our operating results and cash flow.
We depend on our key employees and other highly qualified personnel and our ability to attract and develop new, talented professionals. Our inability to attract and retain key employees, as well as challenges with respect to the management of human capital resources could compromise our future success and our business could be harmed.
Our future success depends upon our ability to attract and retain, through competitive compensation and benefits programs, professional and executive employees, including sales, operating, marketing, and financial management personnel as well as our ability to manage human capital resources. There is substantial competition for skilled personnel, and the failure to attract, develop, retain and motivate qualified personnel could negatively impact our business, financial condition, results of operations and prospects. In order to hire new personnel or retain or replace our key personnel, we must maintain competitive compensation and benefits and we may also be required to increase compensation, which would decrease net income. Additionally, several key employees have special knowledge of customers, supplier relationships, business processes, manufacturing operations, and financial management issues. The loss of any of these employees as the result of competitive compensation pressures or ineffective management of human capital resources could harm our ability to perform efficiently and effectively until their knowledge and skills are replaced, which might be difficult to do quickly, and as a result could have a material adverse effect on our business, financial condition, and results of operations.
We may record future impairment charges, which could materially adversely impact our results of operations.
We test our goodwill balances annually, or more frequently if indicators are present or changes in circumstances suggest that impairment may exist. We assess goodwill for impairment at the reporting unit level and, in evaluating the potential for impairment of goodwill, we make assumptions regarding estimated revenue projections, growth rates, cash flows and discount rates. We monitor the key drivers of fair value to detect events or other changes that would warrant an interim impairment test of our goodwill and intangible assets. Declines in the future performance and cash flows of a reporting unit or asset group, changes in our reporting units or in the structure of our business as a result of future reorganizations, acquisitions or divestitures of assets or businesses, or changes in other key assumptions, may result in the recognition of significant asset impairment charges, which could have a material adverse impact on our results of operations.
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
Financial and Economic Risks:
Economic, political and other risks associated with international sales and operations could adversely affect our results of operations and financial position.
Because we sell our products worldwide, our business is subject to risks associated with doing business internationally. Revenue from international operations, which includes both direct and indirect sales to customers outside the U.S., accounted for approximately 40% of our total revenue for fiscal year 2021, and we anticipate that international sales will continue to account for a significant portion of our revenue. In addition, we have employees, suppliers, contractors and facilities located outside the U.S. Accordingly, our business, operating results and financial condition could be harmed by a variety of factors, including:

•	Interruption to transportation flows for delivery of parts to us and finished goods to our customers;

•	Customer and vendor financial stability;

•	Fluctuations in foreign currency exchange rates;

•	Changes in a specific country’s or region’s environment including political, economic, monetary, regulatory or other conditions;

•	Trade protection measures and import or export licensing requirements;

•	Negative consequences from changes in tax laws;

•	Difficulty in managing and overseeing operations that are distant and remote from corporate headquarters;

•	Difficulty in obtaining and maintaining adequate staffing;

•	Differing labor regulations;

•	Differing protection of intellectual property;

•	Unexpected changes in regulatory requirements;

•	Uncertainty surrounding the implementation and effects of the United Kingdom’s withdrawal from the EU, commonly known as “Brexit”; and

•	Geopolitical turmoil, including terrorism, war and public health disruptions, such as that caused by the current COVID-19 pandemic.
Changes in our tax rates or exposure to additional income tax liabilities or assessments could affect our profitability. In addition, audits by tax authorities could result in additional tax payments for prior periods
.
As a global company, we are subject to taxation in numerous countries, states and other jurisdictions. As a result, our effective tax rate is based on the tax rates in effect where we operate. In preparing our financial statements, we estimate the amount of tax that will become payable in each jurisdiction. Our effective tax rate may vary as a result of numerous factors, including changes in the mix of our profitability from jurisdiction to jurisdiction, the results of examinations and audits of our tax filings, whether we secure or sustain acceptable arrangements with tax authorities, adjustments to the value of our uncertain tax positions, changes in accounting for income taxes and changes in tax laws, including the 2017 U.S. Tax Cuts and Jobs Act (the “Tax Act”). Any of these factors could cause us to experience an effective tax rate significantly different from previous periods or our current expectations.

The Tax Act significantly revised the U.S. federal corporate income tax law and included a broad range of tax reform measures affecting business including among other things, the reduction of the corporate income tax rate from 35% to 21%, the loss of certain business deductions, the acceleration of first-year expensing of certain capital expenditures and a one-time
tax imposed on unremitted cumulative
non-U.S.
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
Our credit agreement with Bank of America requires us, among other things, to satisfy certain financial ratios on an ongoing basis, consisting of a maximum consolidated leverage ratio and a minimum consolidated fixed charge coverage ratio. We are also required to comply with other covenants and conditions, set forth in the credit agreement, including, among others, limitations on our and our subsidiaries’ ability to incur future indebtedness, to place liens on assets, to pay dividends or distributions on their capital stock, to repurchase or acquire their capital stock, to conduct mergers or acquisitions, to sell assets, to alter their capital structure, to make investments and loans, to change the nature of their business, and to prepay subordinated indebtedness, in each case subject to certain exceptions and thresholds as set forth in the credit agreement. If we were to violate the terms of the credit agreement and we were unable to renegotiate its terms at that time or secure alternative financing, it could have a material adverse impact on us.
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
In addition, the agreement governing our credit facility permits us to elect to pay interest on our term loan and revolving line of credit based on LIBOR or an alternative rate as specified in the agreement. In July 2017, the Financial Conduct Authority, the authority that regulates LIBOR, announced that it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. The Alternative Reference Rates Committee has proposed the Secured Overnight Financing Rate (“SOFR”) as the preferred alternative to U.S. Dollar LIBOR
(“USD-LIBOR”).
Additionally, it is uncertain if applicable tenors of LIBOR will cease to exist after calendar year 2021, or whether additional reforms to LIBOR may be enacted, or whether alternative reference rates will gain market acceptance as a replacement for LIBOR. At this time, it is not possible to predict whether SOFR will attain market traction as a LIBOR replacement. Our credit facility provides for the transition to a SOFR-based alternative benchmark at such time that LIBOR rates are no longer available. We will continue to monitor the situation and address the potential reference rate changes in future debt obligations that we may incur. Accordingly, the potential effect of the phase-out
or replacement of LIBOR on our cost of capital cannot yet be determined. Further, the use of an alternative base rate or a benchmark replacement rate as a basis for calculating interest with respect to any outstanding variable rate indebtedness could lead to an increase in the interest we pay and a corresponding increase in our costs of capital.
We may not realize the anticipated benefits of past or future acquisitions, divestitures and strategic partnerships, and integration of acquired companies or divestiture of businesses may negatively impact our overall business.
We have made strategic investments in other companies, products and technologies. We will continue to identify and pursue acquisitions of complementary companies and strategic assets, such as customer bases, products and technology. However, there can be no assurance that we will be able to identify suitable acquisition opportunities. In any acquisition that we complete we cannot be certain that:

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
If we are not able to successfully integrate or divest businesses, products, technologies or personnel that we acquire or divest, or able to realize expected benefits of our acquisitions, divestitures or strategic partnerships, our business, results of operations and financial condition could be adversely affected.
Adverse conditions in the global banking industry and credit markets could impair our liquidity or interrupt our access to capital markets, borrowings or financial transactions to hedge certain risks.
At the end of fiscal 2021, we had approximately $11.4 million of cash and cash equivalents. Our cash and cash equivalents are held in a mix of money market funds, bank demand deposit accounts and foreign bank accounts. Disruptions in the financial markets such as those caused by the current
COVID-19
pandemic may, in some cases, result in an inability to access assets such as money market funds that traditionally have been viewed as highly liquid. Any failure of our counterparty financial institutions or funds in which we have invested may adversely impact our cash and cash equivalent positions and, in turn, our financial position.
To date, we have been able to access financing that has allowed us to make investments in growth opportunities and fund working capital requirements as needed. In addition, we occasionally enter into financial transactions to hedge certain foreign exchange and interest rate risks. Our continued access to capital markets, the stability of our lenders and their willingness to support our needs, and the stability of the counter-parties to our financial transactions that hedge risks are essential for us to meet our current and long-term obligations, fund operations, and fund our future strategic initiatives. An interruption in our access to external financing or financial transactions to hedge risk could materially and adversely affect our business and financial condition.
Inadequate self-insurance accruals or insurance coverage for employee health care benefits could have an adverse effect on our business, financial results or financial condition.
In the U.S., we maintain an employee health insurance coverage plan on a self-insured basis backed by stop-loss coverage which sets a limit on our liability for both individual and aggregate claim costs. We record expenses based on actual claims incurred and estimates of the costs of expected claims, administrative costs, and stop-loss insurance premiums.
We record a liability for our estimated cost of U.S. claims incurred and unpaid as of each balance sheet date. Our estimated liability is recorded on an undiscounted basis and is based on historical trends. Our history of claims activity is closely monitored, and liabilities are adjusted as warranted based on changing circumstances. It is possible, however, that our actual liabilities may exceed our estimates of loss. We may also experience an unexpectedly large number of claims that result in costs or liabilities in excess of our projections, which could cause us to record additional expenses, which could adversely impact our business, financial condition, results of operations and cash flow. We believe that the liabilities we have recorded to date will be sufficient to provide for losses we may incur due to increased
COVID-19
related employee health care insurance costs. However, the ultimate amount of these costs cannot be estimated at this time, and a prolonged period of spread of the disease could further increase our costs and liabilities, the impact of which may be material.
Legal and Regulatory Risks:
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
We are subject to laws and regulations; failure to address or comply with these laws and regulations could harm our business and adversely affect our results of operations.
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
Our operations are subject to anti-corruption laws, including the U.S. Foreign Corrupt Practices Act, and any determination that we or any of our subsidiaries has violated the Foreign Corrupt Practices Act could have a material adverse effect on our business.
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
We also expect that there will continue to be new laws, regulations, and industry standards concerning privacy, data protection, and information security proposed and enacted in various jurisdictions. For example, in 2016 the European Commission adopted the General Data Protection Regulation (GDPR), a comprehensive privacy and data protection reform that became effective in May 2018. The GDPR, which is applicable to all companies processing data of European Union residents, imposes significant fines and sanctions for violations. Similarly, the California Consumer Privacy Act of 2018, which was enacted in June 2018 and came into effect on January 1, 2020, provides a new private right of action for data breaches and requires companies that process information on California residents to make new disclosures to consumers about their data collection, use and sharing practices and allow consumers to opt out of certain data sharing with third parties.
Additionally, other jurisdictions have enacted or are enacting data localization laws that require data generated in or relating to the residents of those jurisdictions to be physically stored within those jurisdictions. In many cases, these laws and regulations apply not only to transfers between unrelated third parties but also to transfers between us and our subsidiaries. All of these evolving compliance and operational requirements impose significant costs that are likely to increase over time.
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
Item 1B. Unresolved Staff Comments
None.
Item 2.
Properties
The following table sets forth information regarding our principal owned property. This property is subject to a security agreement and a mortgage in favor of the lender under our credit facility.

Location	Approximate Square Footage	Principal Use
West Warwick, Rhode Island, United States	135,500	Corporate headquarters, research and development, manufacturing, sales and service
We also lease facilities in various other locations. The following information pertains to each location:

Location	Approximate Square Footage	Principal Use
Dietzenbach, Germany	18,630	Manufacturing, sales and service
Copenhagen, Denmark	4,800	R&D, sales and service
Brossard, Quebec, Canada	4,500	Manufacturing, sales and service
Elancourt, France	4,150	Sales and service
Schaumburg, Illinois, United States	3,428	Sales)
Irvine, California, United States	3,100	Sales
Shah Alam, Selangor, Malaysia	2,067	Sales
Maidenhead, England	1,021	Sales and service
Shanghai, China	461	Sales
Mexico City, Mexico	97	Sales

We believe our facilities are well maintained, in good operating condition and generally adequate to meet our needs for the foreseeable future.
Item 3.
Legal Proceedings
We are not a party to any pending, material legal proceedings. However, because of the nature of our business, we may be subject in the future to lawsuits or other claims, including those pertaining to product liability, patent infringement, commercial, employment, employee benefits, environmental and stockholder matters
.
Item 4.
Mine Safety Disclosures
Not applicable.

PART II

Item 5.	Market for the Registrant’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock trades on the NASDAQ Global Market under the symbol “ALOT.”
We had approximately 270 shareholders of record as of April 9, 2021, which does not reflect shareholders with beneficial ownership in shares held in nominee name.
Stock Repurchases
During the fourth quarter of fiscal 2021, we made the following repurchases of our common stock:

	Total Number of Shares Repurchased		Average Price paid Per Share ($)		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Be Purchased Under the Plans or Programs
November 1 – November 30	—		—		—	—
December 1 – December 31	—		—		—	—
January 1 – January 31	1,870	(a)	10.53	(a)	—	—
(a) An executive of the company delivered 1,870 shares of our common stock toward the satisfaction of taxes due in connection with the vesting of restricted shares. The shares delivered were valued at a market value of $10.53 per share and are included with treasury stock in the consolidated balance sheet.

Item 6.
Selected Financial Data
Historical Financial Summary
Income Statement Data

(In thousands, except per share data)	For the Fiscal Years Ended January 31,
	2021	2020	2019	2018	2017
Revenue	$116,033	$133,446	$136,657	$113,401	$98,448
Gross Profit	41,360	48,758	53,999	44,002	39,489
Operating Income	2,433	2,433	8,720	5,412	6,281
Income before Taxes	2,179	1,370	7,308	5,157	6,605
Net Income	$1,284	$1,759	$5,730	$3,286	$4,228

Net Income per Common Share—Basic	$0.18	$0.25	$0.83	$0.48	$0.57

Net income per Common Share—Diluted	$0.18	$0.24	$0.81	$0.47	$0.56

Dividends Declared per Common Share	$0.07	$0.28	$0.28	$0.28	$0.28

Balance Sheet Data (In thousands)	As of January 31,
	2021	2020	2019	2018	2017
Cash and Marketable Securities	$11,439	$4,249	$7,534	$11,688	$24,821
Current Assets	60,721	60,151	62,608	62,948	61,423
Total Assets	115,473	116,664	118,983	122,313	83,665
Revolving Credit Facility	—	6,500	1,500	—	—
Current Liabilities	20,968	26,767	24,665	25,912	11,985
Debt, including short term portion	12,576	13,034	18,242	23,372	—
Shareholders’ Equity	$74,683	$71,375	$69,775	$63,647	$70,537
Item 7.
Management
’
s Discussion and Analysis of Financial Condition and Results of Operations
Overview
We are a multi-national enterprise that leverages its proprietary data visualization technologies to design, develop, manufacture, distribute and service a broad range of products that acquire, store, analyze and present data in multiple formats. We organize our structure around a core set of competencies, including research and development, manufacturing, service, marketing and distribution. We market and sell our products and services through the following two segments:

•
Product Identification (“PI”) – offers color and monochromatic digital label printers, over-printers and custom OEM printers. PI also provides software to design, manage and print labeling and packaging images locally and across networked printing systems, as well as all related printing supplies such as pressure sensitive labels, tags, inks, toners and thermal transfer ribbons used by digital printers. PI also provides on-site
and remote service, spare parts and various service contracts.

•
Test and Measurement (“T&M”) – offers a suite of products and services that acquire data from local and networked data streams and sensors as well as wired and wireless networks. The T&M segment includes a line of aerospace printers used to print hard copies of data required for the safe and efficient operation of aircraft, including navigation maps, clearances, arrival and departure procedures, flight itineraries, weather maps, performance data, passenger data, and various air traffic control data. Aerospace products also include aircraft networking systems for high-speed onboard data transfer. T&M also provides repairs, service and spare parts.

We market and sell our products and services globally through a diverse distribution structure of direct sales personnel, manufacturers’ representatives and authorized dealers that deliver a full complement of branded products and services to customers in our respective markets. Our growth strategy centers on organic growth through product innovation made possible by research and development initiatives, as well as strategic acquisitions that fit into or complement existing core businesses. In fiscal 2021, 2020 and 2019, revenue from customers in various geographic areas outside the United States, primarily in Western Europe, Canada and Asia, amounted to $45.1 million, $49.8 million and $53.0 million, respectively.
We maintain an active program of product research and development. During fiscal 2021, 2020 and 2019, we spent $6.2 million, $8.1 million and $7.8 million, respectively, on Company-sponsored product development. We are committed to continuous product development as essential to our organic growth and expect to continue our focus on research and development efforts in fiscal 2021 and beyond.
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
COVID-19
Update—Overview
Our business has been materially adversely affected by the global
COVID-19
pandemic, and will likely continue to be negatively impacted until the vaccine availability and inoculation rates reach the point where public health authorities conclude that the quarantines, travel restrictions, business closures, cancellations of public gatherings and other similar measures are no longer necessary. We operate in several regions of the world, with the largest concentration of team members in North America and Europe, and a small presence in Asia. Due to the
COVID-19
pandemic, we and many other businesses and organizations with which we do business directly or which otherwise impact us have taken and are continuing to take steps to avoid or reduce infection, including limiting business travel and working from home as advised by the public health authorities. These measures have been and continue to be disrupting normal business operations both inside and outside of affected areas and have had significant negative impacts on our business, the businesses of our suppliers and customers, and on businesses and financial markets worldwide.
Since the
COVID-19
pandemic began to impact us in early March 2020, we have closely monitored the government and health authority recommendations applicable to us and have made modifications to our operations based on that guidance and on our growing experience and knowledge of the situation. We responded by reducing our staffing levels and reducing other costs.
In response to the pandemic, we have established new procedures to monitor government recommendations and regulations and made good faith efforts to comply with both those regulations and the best practices recommendations issued by a variety of governmental health authorities and manufacturing industry organizations to which we belong. In addition, we have made significant modifications to our normal operations, including requiring most non-production
related team members to work remotely, for at least part-time. At this time, we expect that these measures will continue to remain in place for the near term, and we do not know when or if it will become practical to relax or eliminate them altogether. Since the start of the pandemic, we have maintained most of manufacturing operational capacity at our facilities located in West Warwick, Rhode Island, as well as our manufacturing facilities in Canada and Germany. However, there have been periods when a number of team members were unable to keep work schedules due to the effect of the COVID
-19
pandemic, resulting in reduced production capacity and longer order fulfillment lead times and as a result, reduced revenues. The extent to which COVID-19 impacts our manufacturing production in the future will depend on future

COVID-19
developments, which are uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and any associated variants, the efficacy and distribution of vaccines, and the actions to contain COVID-19 or
treat its impact, among others. We also do not yet know to what extent our operations will be impacted permanently by remote work, increased safety protocols and the other temporary adaptations undertaken during the pandemic.
During the
COVID-19
pandemic, we have experienced some difficulties in obtaining raw materials and components for our products. We have been able to recover from these difficulties, but we have had to incur some additional costs in expedited and express shipping fees. These difficulties have impacted our efficiency and our ability to satisfy customer requirements, but we have been able to keep these impacts to a minimum. We are currently monitoring the world-wide delays in transit time, as freight carriers are now experiencing significant delays in overseas shipments. We are addressing these issues through long range planning and supplementing inventories as needed. We are also monitoring the extended lead times on active electronic components and utilizing several strategies, including blanket orders, vendor bonded inventories, and extended commitments to our supply base. Additionally, we have taken actions to maintain regular contact with our important vendors and have increased our forecasting horizon for our products to help us better manage our supply chain. Our strategies to counteract the impact of the pandemic have tended to increase the amount of inventory we have had to maintain, but because of the complexity of our supply chain it is impossible to isolate the exact impact. We will continue to monitor our supply chain.
While it is not possible at this time to estimate the full scope of the impact that
COVID-19
will have on our business, customers, suppliers or other business partners in the long run, we expect that the lasting presence of
COVID-19
will continue to adversely impact our operational capacity and the efficiency of our team members and will continue to negatively affect our results of operations and financial condition for the near term.
Product Identification Update
The global
COVID-19
pandemic has also negatively impacted sales of our Product Identification hardware products primarily as a result of the impact of travel restrictions on our sales efforts, as most customers historically have preferred in-person
demonstrations of these printers at their production sites prior to placing orders with us and those visits have been severely limited. Additionally, the widespread cancellation of trade shows, which traditionally provided an effective forum for customers to consider our products, has also had an adverse impact on traditional methods of sales lead generation. However, we believe we have been able to ameliorate these negative impacts by placing a greater reliance on various forms of digital advertising and internet-based marketing techniques, including remote video demonstrations and support, which has proven effective in obtaining sales. Despite favorable market reception to our recently refreshed and expanded product lines, the degree to which we will be able to maintain or grow the level of hardware revenues through the changes we have made to our go-to-market
strategies remains unclear. When the
COVID-19
pandemic abates, and it is possible again for our direct sales force and distributors to travel to visit customers and attend and present products at trade shows (if they are even offered) it is likely that some reversion to those historical sales methods will occur, but some of the
COVID-19
induced adaptations are also likely to become permanent. We do not know how that mix of sales strategies will evolve and how they will impact the results of operations for this segment.
Despite the pandemic, underlying overall demand remained strong through this period and in general, we believe that the diversified nature of our end markets and the relative concentration of business in consumer non-durable
market related applications impart a greater degree of near- and longer-term stability to our Product Identification segment.
Test & Measurement Update
Our sales of flight deck printers for Boeing 737 aircraft have been severely impacted by the chain of events that occurred after two 737 MAX aircraft crashed. In March 2019, all major civil aviation authorities worldwide grounded the Boeing 737 MAX aircraft for safety reasons. In April 2019, Boeing reduced the number of 737

MAX aircraft produced per month from 52 to 42, and in January 2020, Boeing ceased production of the 737 MAX completely. On May 27, 2020, in anticipation of an eventual certification, Boeing announced that it would re-start
production at low initial rates and gradually increase production in the future.
On August 3, 2020, the United States Federal Aviation Administration (the “FAA”) issued a notice of proposed rulemaking for a Boeing 737 MAX airworthiness directive, and on November 18, 2020 the FAA certified the model for return to service in the United States. On January 27, 2021, the European Union Aviation Safety Agency (EASA) approved the return to service of the Boeing 737 MAX in Europe. The exact timing of re-certification
by other worldwide civil aviation authorities is unknown but we expect that most will permit a return to service later in 2021. Before any individual 737 MAX aircraft can return to commercial service, all civilian aviation authority agency certification requirements relevant to each carrier must be met. As these requirements vary, and can be quite extensive, the exact timing of the recertification and return to service of the 737 MAX fleet in each geographical area is unclear at this time and will depend on the ability of Boeing and each airline to complete the required steps.
Aircraft manufacturing rather than aircraft deliveries drives demand for our airborne printer products. We have experienced very low levels of 737 MAX new printer orders and shipments since the production halt, as Boeing is now producing a small number of new aircraft per month. The majority of our future 737 MAX printer sales volume will be tied to the pace of Boeing’s manufacturing dates and delivery schedules, and the recovery is expected to be prolonged. We believe that Boeing has already installed our printers in most of the airplanes that it has completed and that require our printers to be installed prior to delivery. Further, due to the
COVID-19
pandemic, global air travel demand precipitously declined, and the number of flights scheduled by airlines declined sharply. As a result, order demand from airlines for new deliveries of most aircraft models has declined. The demand for air travel and the demand for new airplanes from the airlines is expected to remain lower for an unknown period due to the unpredictable course of the pandemic and the perceived infection risk of air travel. Aircraft manufacturers have reduced their projected production rates across most or all of their product lines. As the
COVID-19
pandemic impact on the air travel industry continues, the financial health of the airlines and airframe manufacturers may become further stressed, and the ultimate impact on the structure of the industry and the individual companies that comprise it is unknown. Because we are the primary source for aircraft cabin printers to the airframe manufacturers for a majority of aircraft models produced in the world, the longer-term demand for our products is defined less by the impact of
COVID-19
on particular airlines within the industry than the health of the industry as a whole. Although we do not know what the timing and rate of recovery will be, we do expect that the industry, and hence the demand for our products, will continue to recover slowly after effective vaccines and treatments for
COVID-19
become both widely available and accepted, and as demand for air travel recovers.
Demand for aerospace spare products, paper, parts and repairs has also been significantly impacted by the decline in air travel, as requirements for these products and services are based primarily upon aircraft usage. Although we have experienced modest increases in demand for spare products, paper, parts and repairs as flight hours have increased since the second quarter of fiscal 2021, it is unknown whether this will continue or increase, or at what pace.
The decline in demand for our aerospace products has had a material adverse impact on our revenues and results of operations, which we expect will continue until demand recovers.
While we have reduced and plan to continue to reduce our costs as much as we are prudently able to, our strategy and operational plans are to maintain sufficient capabilities and staffing to fully support our customers and meet the stringent quality requirements the market requires, and to be able to rapidly increase production as demand returns, the decline in revenue has adversely impacted our profitability.

Results of Operations
Fiscal 2021 compared to Fiscal 2020
The following table presents the revenue of each of our segments, as well as the percentage of total revenue and change from the prior year.

($ in thousands)	2021			2020
	Revenue	As a % of Total Revenue	% Change Over Prior Year	Revenue	As a % of Total Revenue
Product Identification	$90,268	77.8%	2.4%	$88,116	66.0%
T&M	25,765	22.2%	(43.2)%	45,330	34.0%

Total	$116,033	100.0%	(13.0)%	$133,446	100.0%

Net revenue in fiscal 2021 was $116.0 million, a 13.0% decrease compared to net revenue of $133.4 million for fiscal 2020. Current year revenue through domestic channels was $70.9 million, a decline of 15.3% from prior year domestic revenue of $83.7 million. International revenue of $45.1 million for fiscal 2021 decreased 9.4% compared to prior year international revenue of $49.8 million. Fiscal 2021 international revenue reflects a favorable foreign exchange rate impact of $0.8 million, compared to an unfavorable impact of $1.4 million in fiscal 2020. International revenue declined primarily due to lower international sales of aerospace printers in Europe.
Hardware revenue in fiscal 2021 was $34.1 million, a $14.8 million, or 30.3%, decrease compared to fiscal 2020 hardware revenue of $49.0 million. The current year decrease in hardware revenue is primarily due to the decline in revenue in the T&M segment resulting from lower aerospace printer product lines sales as a result of the effects of the Boeing 737 MAX grounding and the impact of the sharp decline in air travel due to
COVID-19.
T&M hardware revenue for the current year was also impacted by a decline in sales of data recorders. Also contributing to the overall decline in hardware revenue for the current year was a more modest the decline in sales in the PI segment of certain QuickLabel model printers which was entirely offset by sales related to printers in the TrojanLabel product group.
Revenue from supplies in fiscal 2021 was $71.8 million, which was consistent with the fiscal 2020 supplies revenue. The PI segment recognized an increase in current year supply revenue primarily due to increased demand for Trojan Label product supplies due to increased market penetration of these printers, offset somewhat by lower sales of QuickLabel supplies compared to a very strong prior year. This increase was offset to a large extent by a decline in sales supplies for the aerospace product group due to the declines in commercial aircraft flight hours within the T&M segment.
Service and other revenue in fiscal 2021 was $10.1 million, a 19.8% decrease compared to fiscal 2020 service and other revenue of $12.6 million. The current year decrease is due primarily to declines in repair and part revenue related to the aerospace printer product line in the T&M segment as the result of declines in commercial aircraft flight hours.
Gross profit was $41.4 million for fiscal 2021, reflecting a 15.2% decline compared to fiscal 2020 gross profit of $48.8 million. Our gross profit margin of 35.6% in fiscal 2021 reflects a decrease compared to fiscal 2020 gross profit margin of 36.5%. The lower gross profit for the current year compared to the prior year is primarily attributable to the adverse effects of the decline in revenue in the aerospace printer product line and related product mix, which were slightly offset by the favorable impact of reductions on our manufacturing and period costs.
Operating expenses for the current year were $38.9 million, representing a 16.0% decrease from the prior year’s operating expenses of $46.3 million. Specifically, selling and marketing expenses of $23.3 million in fiscal 2021 decreased 13.3% from the prior year amount of $26.9 million. The decrease in selling and marketing expenses for the current year is primarily due to decreased travel and entertainment, advertising trade shows and commission expenses. Selling and marketing expenses represent 20.1% of net revenue for both fiscal 2021 and

2020. Current year general and administrative (“G&A”) expenses of $9.4 million decreased by 17.1% from the prior year amount of $11.4 million, primarily as a result of decreased IT costs, a decline in employee fees and lower travel and entertainment expenses due to the impact of
COVID-19.
G&A expenses represented 8.1% of net revenue for fiscal 2021, compared to 8.5% in fiscal 2020. The decline in G&A expenses in the current year is partially offset by an increase in expenses for outside services fees. Research & development (“R&D”) costs in fiscal 2021 of $6.2 million decreased 23.2% from $8.1 million in fiscal 2020, primarily due to a decrease in wages, benefits and outside services. The R&D spending level for fiscal 2021 represents 5.3% of net revenue, a decrease compared to the prior year level of 6.1%.
Other expense in fiscal 2021 was $0.3 million compared to $1.1 million in fiscal 2020. Current year other expense includes $1.0 million of interest expense on debt and revolving line of credit, offset by a net foreign exchange gain of $0.6 million and other income of $0.1 million. Other expense in fiscal 2020 includes interest expense on debt of $0.7 million and a foreign exchange loss of $0.5 million, which were partially offset by investment and other income of $0.1 million.
Net income for fiscal 2021 was $1.3 million, or $0.18 per diluted share, a decrease compared to $1.8 million, or $0.24 per diluted share in fiscal 2020. During fiscal 2021 we recognized a $0.9 million income tax expense, or a 41.1% effective tax rate compared to an income tax benefit of $0.4 million, or a 28.4% negative effective tax rate for fiscal 2020. The increase in the effective tax rate in 2021 from 2020 is primarily related to the change in mix of income between relevant jurisdictions in which we are subject to income taxes. Specific items increasing the fiscal 2021 effective tax rate include foreign rate differential, Denmark statutory audit adjustments, stock-based compensation, and Canada withholding taxes. This increase was offset by the foreign derived intangible income deduction, the release of a valuation allowance in China, and R&D tax credits expected to be utilized.
Fiscal 2020 compared to Fiscal 2019
For a comparison of our results of operations for the fiscal years ended January 31, 2020 and January 31, 2019, see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our annual report on Form
10-K
for the fiscal year ended January 31, 2020, filed with the SEC on April 10, 2020.
Segment Analysis
We report two segments consistent with our product revenue groups: PI and T&M. Segment performance is evaluated based on the operating segment’s profit (loss) before corporate and financial administration expenses. The following table summarizes selected financial information by segment.

($ in thousands)	Revenue			Segment Operating Profit (Loss)			Segment Operating Profit (Loss) as a % of Revenue
	2021	2020	2019	2021	2020	2019	2021	2020	2019
PI	$90,268	$88,116	$86,786	$12,885	$7,509	$7,910	14.3%	8.5%	9.1%
T&M	25,765	45,330	49,871	(1,032)	6,281	11,933	(4.0)%	13.9%	23.9%

Total	$116,033	$133,446	$136,657	11,853	13,790	19,843	(10.2)%	10.3%	14.5%

Corporate Expenses				9,420	11,357	11,123

Operating Income				2,433	2,433	8,720
Other Expense, Net				(254)	(1,063)	(1,412)

Income Before Income Taxes				2,179	1,370	7,308
Income Tax Provision (Benefit)				895	(389)	1,578

Net Income				$1,284	$1,759	$5,730

Product Identification
Revenue from the PI segment increased 2.4% in fiscal 2021, with revenue of $90.3 million compared to revenue of $88.1 million in the prior year. The current year increase is primarily attributable to growth in demand for ink jet and media supplies for the Trojan Label product line and to a lesser degree, the increase in current year sales of QuickLabel’s electrophotographic printer supplies. Also contributing to the increase in revenue for the current year was an increase in hardware sales in the Trojan Label product group, including contributions from the launch of new products such as the
T3-OPX
label press. PI current year segment operating profit was $12.9 million with a profit margin of 14.3%, compared to the prior year segment operating profit of $7.5 million and related profit margin of 8.5%. The increase in current year segment operating profit and margin is primarily due to increased revenue and lower operating and period costs.
Test & Measurement
Revenue from the T&M product group was $25.8 million for fiscal 2021, a 43.2% decrease compared to revenue of $45.3 million in the prior year. The decrease in revenue for the current year is primarily attributable to the decline in the aerospace printer product lines impacted by the Boeing 737 MAX grounding and the dramatic drop in air travel due to the impact of
COVID-19.
To a lesser degree, the decrease in the current year revenue was also impacted by the declines in certain T&M’s data acquisition hardware sales, as well as a decline in supplies, service and other revenue in the aerospace product lines, due to
Covid-19
induced declines in commercial airline flights. T&M current year segment operating loss was $1.0 million resulting in a negative 4.0% profit margin compared to the prior year segment operating profit of $6.3 million and related operating margin of 13.9%. Despite lower manufacturing and period costs, the segment operating loss and related margin for the current year is primarily due to the decline in current year revenue.
Liquidity and Capital Resources
Overview
Historically, our primary sources of short-term liquidity have been cash generated from operating activities and borrowings under our revolving credit facility. These sources have also funded a portion of our capital expenditures and contractual contingent consideration obligations. We have typically funded acquisitions by borrowing under bank term loan facilities.
The onset of the
COVID-19
pandemic and the decline in revenues in the T&M segment due to the decline in aerospace printer sales, combined with the period of
COVID-19
pandemic induced credit risk avoidance in the capital markets, led to a period of liquidity concerns for us through the second quarter of fiscal 2021 despite our efforts to reduce expenses as rapidly as possible and preserve liquidity. As a result of the availability of the PPP loan during our fiscal second quarter of 2021discussed below, we were able, despite a pending default on our credit facility, to secure an amendment at the end of the second quarter of fiscal 2021 that provided additional liquidity. Those two sources of capital allowed us the time necessary to retain employment levels and focus on continuing efforts to reduce costs, and as those cost reductions took hold, to improve operating profit and cash flow. Based on improved conditions in the credit market and in recognition of the substantial cost and working capital reductions we accomplished, we were able to reduce our debt, and, subsequent to the end of fiscal year 2021, renegotiate the amendment to the credit agreement we had signed in the second quarter of fiscal 2021, which, together with our improved performance, restored us to a solid liquidity position.
On May 6, 2020, we entered into a loan agreement (the “Loan Agreement”) with and executed a promissory note (the “Promissory Note”) in favor of Greenwood Credit Union (“Greenwood”) pursuant to which we borrowed $4.4 million (the “PPP Loan”) from Greenwood pursuant to the Paycheck Protection Program (the “PPP”) administered by the United States Small Business Administration (the “SBA”) and authorized by the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), enacted on March 27, 2020. The terms of the PPP Loan were subsequently revised in accordance with the provisions of the Paycheck Protection Flexibility Act of 2020 (the “PPP Flexibility Act”), which was enacted on June 5, 2020. We believe that our obtaining the PPP Loan and suspending the payment of dividends on our common stock were instrumental in our ability to successfully negotiate the A&R Credit Agreement, as defined below.
At the end of the first quarter of fiscal 2021, the deterioration of our financial condition and operating results due to the decline in 737
MAX-related
revenue and
COVID-19
impacts caused us to violate the financial covenants in our Credit Agreement dated February 28, 2017 (the “Prior Credit Agreement”) with Bank of America, N.A. (the “Lender”). On June 22, 2020, we entered into a letter agreement with the Lender wherein it agreed to waive compliance with those financial covenants for the measurement period ended May 2, 2020.
On July 30, 2020, we entered into an Amended and Restated Credit Agreement (the “A&R Credit Agreement”) with the Lender, our wholly owned subsidiary ANI ApS, a Danish private limited liability company and ANI ApS’s wholly-owned subsidiary TrojanLabel ApS, a Danish private limited liability company (“TrojanLabel”). The A&R Credit Agreement amended and restated the Prior Credit Agreement. In connection with our entry into the A&R Credit Agreement, we entered into an Amended and Restated Security and Pledge Agreement and a mortgage in favor of the Lender with respect to our owned real property in West Warwick, Rhode Island. Under the A&R Credit Agreement, AstroNova, Inc. is the sole borrower, and, prior to the effectiveness of the Amendment (as defined below), its obligations were guaranteed by ANI ApS and TrojanLabel.
Immediately prior to the closing of the A&R Credit Agreement, we repaid $1.5 million in principal amount of term loans outstanding under the Prior Credit Agreement.
The A&R Credit Agreement provided for (i) a term loan in the principal amount of $15.2 million, which we used to refinance the outstanding term loans borrowed by us and ANI ApS under the Prior Credit Agreement and a portion of the outstanding revolving loans borrowed by us under the Prior Credit Agreement, and (ii) a $10.0 million revolving credit facility available to us for general corporate purposes. Revolving credit loans may be borrowed, at our option, in U.S. Dollars or, subject to certain conditions, Euros, British Pounds, Canadian Dollars or Danish Kroner.
At January 31, 2021, our cash and cash equivalents were $11.4 million. There was no outstanding balance on our revolving line of credit at January 31, 2021 and we had $10.0 million available for borrowing under the A&R Credit Agreement.
On March 24, 2021, subsequent to year end, we entered into a First Amendment to Credit Agreement (the “Amendment”) to our A&R Credit Agreement (the “A&R Credit Agreement amended by the Amendment, the “Amended Credit Agreement”) with the Lender, ANI ApS and TrojanLabel. Immediately prior to the closing of the Amendment, we repaid $ 2.6 million in principal amount of the term loan outstanding under the A&R Credit Agreement, resulting in an outstanding balance of the term loan of $10.0 million and no amount drawn and outstanding under the revolving credit facility under the Amended Credit Agreement.
The Amended Credit Agreement expires on September 30, 2025, a significant extension of tenor. It also eliminated a minimum adjusted EBITDA covenant, an asset coverage covenant and a minimum liquidity covenant, and, subject to ongoing covenant compliance, significantly reduced limitations on restricted payments such as dividends, eliminated restrictions on capital expenditures and increased operating flexibility with respect to funding our global operations.
The Amended Credit Agreement provides for (i) a term loan in the principal amount of $10.0 million, and (ii) a $22.5 million revolving credit facility available for general corporate purposes. At the closing of the Amended Credit Agreement, we borrowed the entire $10.0 million term loan which was used to refinance in full the outstanding term loan under the A&R Credit Agreement. Under the Amended Credit Agreement, revolving credit loans may continue to be borrowed, at our option, in U.S. Dollars or, subject to certain conditions, Euros, British Pounds, Canadian Dollars or Danish Kroner.

While we expected that as a result of the impact of the
COVID-19
pandemic, some of our customers would experience liquidity pressure and be unable to pay us for products on a timely basis, in general our recent receivables collection experience has been consistent with our historical experience and a significant deterioration in receivables collection has not occurred through the end of fiscal year. We believe that this favorable result in T&M was due in part to the terms of the contractual relationships with our customers, and in part due to the critical nature of the nature of repairs and supplies relationships. In Product Identification it was due to the critical nature of our relationships with our customers and the general resilience of the markets we generally serve. For both segments, we have experienced improved collections efforts. During the first quarter of fiscal 2021, we experienced a limited number of cases in which certain of our aerospace customers failed to pay us on a timely basis and we increased our reserves for potential losses on those accounts. In the second quarter of fiscal 2021, two small airlines with whom we had small receivable balances for which we had previously fully reserved, entered bankruptcy, but in general, in the following quarters, the aerospace customer problems abated such that we did not increase our reserves. If the impact of the
COVID-19
pandemic continues for a prolonged period or worsens, we may experience further adverse impacts of delayed aerospace receivable collections.
In response to the
COVID-19
pandemic and related economic dislocation, we have implemented and will continue to implement a variety of expense reduction and cash preservation initiatives. On April 27, 2020, our board of directors suspended our quarterly cash dividend beginning with the second quarter of our fiscal year 2021.
We currently have $22.5 million available for borrowing under our Amended Credit Agreement and we believe that our available cash and credit facilities combined with our cash generated from operations will be sufficient to support our operating requirements, so long as the impact of
COVID-19
does not worsen.
Indebtedness
Term Loan
The Amended Credit Agreement requires that the term loan be paid as follows: the principal amount of each quarterly installment required to be paid on the last day of each of our fiscal quarters ending on or about April 30, 2021 through January 31, 2022 is $187,500; the principal amount of each quarterly installment required to be paid on the last day of each of our fiscal quarters ending on or about April 30, 2022 through January 31, 2023 is $250,000; the principal amount of each quarterly installment required to be paid on the last day of each of our fiscal quarters ending on or about April 30, 2023 through January 31, 2025 is $312,500; the principal amount of each quarterly installment required to be paid on the last day of each of our fiscal quarters ending on or about April 30, 2025 and July 31, 2025 is $500,000; and the entire remaining principal balance of the term loan is required to be paid on September 30, 2025. We may voluntarily prepay the term loan, in whole or in part, from time to time without premium or penalty (other than customary breakage costs, if applicable). We may repay borrowings under the revolving credit facility at any time without premium or penalty (other than customary breakage costs, if applicable), but in any event no later than September 30, 2025, at which time any outstanding revolving loans will be due and payable in full, and the revolving credit facility will terminate. We may reduce or terminate the revolving line of credit at any time, subject to certain thresholds and conditions, without premium or penalty.
The Amended Credit Agreement includes an uncommitted accordion provision under which the term loan and/or revolving credit facility commitments may be increased in an aggregate principal amount not exceeding $10,000,000, subject to obtaining the agreement of the Lender and the satisfaction of certain other conditions.
As under the A&R Credit Agreement, the loans under the Amended Credit Agreement are subject to certain mandatory prepayments, subject to various exceptions, from (a) net cash proceeds from certain dispositions of property, (b) net cash proceeds from certain issuances of equity, (c) net cash proceeds from certain issuances of additional debt and (d) net cash proceeds from certain extraordinary receipts.

Amounts repaid under the revolving credit facility may be reborrowed, subject to continued compliance with the Amended Credit Agreement. No amount of the term loan that is repaid may be reborrowed.
The interest rates under the A&R Credit Agreement were modified in the Amended Credit Agreement as follows: the term loan and revolving credit loans bear interest at a rate per annum equal to, at our option, either (a) the LIBOR Rate as defined in the A&R Credit Agreement (or in the case of revolving credit loans denominated in a currency other than U.S. Dollars, the applicable quoted rate), plus a margin that varies within a range of 1.60% to 2.30% based on our consolidated leverage ratio, or (b) a fluctuating reference rate equal to the highest of (i) the federal fund rate plus 0.50%, (ii) Bank of America’s publicly announced prime rate, (iii) the LIBOR Rate plus 1.00% or (iv) 0.50%, plus a margin that varies within a range of 0.60% to 1.30% based on our consolidated leverage ratio. In addition to certain other fees and expenses that we are required to pay to the Lender, we are required to pay a commitment fee on the undrawn portion of the revolving credit facility that varies within a range of 0.15% and 0.30% based on our consolidated leverage ratio.
We must comply with various customary financial and
non-financial
covenants under the Amended Credit Agreement. The financial covenants under the Amended Credit Agreement consist of a maximum consolidated leverage ratio and a minimum consolidated fixed charge coverage ratio. The minimum EBITDA, minimum consolidated asset coverage ratio, minimum liquidity and maximum capital expenditures covenants with which we were required to comply under the A&R Credit Agreement were eliminated by the Amendment. The primary non-financial
covenants limit our and our subsidiaries’ ability to incur future indebtedness, to place liens on assets, to pay dividends or distributions on their capital stock, to repurchase or acquire their capital stock, to conduct mergers or acquisitions, to sell assets, to alter their capital structure, to make investments and loans, to change the nature of their business, and to prepay subordinated indebtedness, in each case subject to certain exceptions and thresholds as set forth in the Amended Credit Agreement, certain of which provisions were modified by the Amendment.
The Lender is entitled to accelerate repayment of the loans and to terminate its revolving credit commitment under the Amended Credit Agreement upon the occurrence of any of various customary events of default, which include, among other events, the following (which are subject, in some cases, to certain grace periods): failure to pay when due any principal, interest or other amounts in respect of the loans, breach of any of our covenants or representations under the loan documents, default under any other of our or our subsidiaries’ significant indebtedness agreements, a bankruptcy, insolvency or similar event with respect to us or any of our subsidiaries, a significant unsatisfied judgment against us or any of our subsidiaries, or a change of control.
Our obligations under the Amended Credit Agreement continue to be secured by substantially all of our personal property assets (including a pledge of the equity interests held by us in ANI ApS, in our wholly-owned German subsidiary AstroNova GmbH, and in our wholly-owned French subsidiary AstroNova SAS), subject to certain exceptions, and by a mortgage on our owned real property in West Warwick, Rhode Island. Pursuant to the Amendment, the guarantees of our obligations under the A&R Credit Agreement that were previously provided by ANI ApS and TrojanLabel were released.
PPP Loan
The PPP Loan, which will mature on May 6, 2022, is unsecured and bears interest at a rate of 1.0% per annum, accruing from the loan date and is payable monthly. No payments are due on the PPP Loan at this time, but interest accrues during the deferral period. Interest accrued in the amount of $33,000 is included in other expense for the period ended January 31, 2021.
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

Subject to the limitations and conditions set forth in the CARES Act, the PPP Flexibility Act and the regulations and guidance provided by the SBA with respect to the PPP, a portion of the PPP Loan may be forgiven in an amount up to the amount of the PPP Loan proceeds we spent on payroll, rent, utilities and interest on certain debt during the twenty-four week period following incurrence of the PPP Loan; interest accrued on the forgiven portion of the principal amount of the PPP Loan is also forgiven. The amount of the PPP Loan to be forgiven in respect of rent, utilities and interest on certain debt will be capped at 40% of the forgiven amount, with the remaining forgiven amount allocated to payroll costs. We fully utilized the PPP Loan proceeds for qualifying expenses and have applied for forgiveness of the PPP Loan (including all associated accrued interest) subsequent to year end. Whether our application for forgiveness will be granted and in what amount is subject to an application to, and approval by, the SBA and may also be subject to further requirements in any regulations and guidelines the SBA may adopt.
Cash Flow
The statements of cash flows for the years ended January 31, 2021, 2020 and 2019 are included on page 53 of this Form
10-K.
Net cash provided by operating activities was $15.5 million in fiscal 2021 compared to net cash provided by operating activities of $3.2 million in the previous year. The increase in net cash provided by operations for the current year is primarily due to an increase in cash provided by working capital of $12.4 million from fiscal 2020. The changes in accounts receivable, inventory, income taxes, accounts payable and accrued expenses for the current year increased cash by $7.4 million in fiscal 2021 compared to a decrease to cash of $5.0 million in the prior year.
The accounts receivable balance decreased to $17.4 million at January 31, 2021, compared to $19.8 at January 31, 2020. The $2.4 million decrease in the accounts receivable balance is directly related to lower full year revenues in fiscal 2021 compared to the prior year. The days sales outstanding dropped to 51 days at year end compared to 55 days at the end of fiscal 2020 contributing to the lower receivables balance at January 31, 2021. The days sales outstanding decrease in the current year is due to customer mix, as aerospace receivables typically take longer to collect, and these revenues were down significantly in fiscal 2021.
The
year-end
inventory balance decreased to $30.1 million at January 31, 2021 versus $33.9 million at January 31, 2020 and the days inventory on hand decreased to 147 days at the end of fiscal 2021 as compared to 151 days at the end of the fiscal 2020. The current period decrease in inventory is due to lower production demand, particularly in the Test & Measurement segment and the related days on hand decline is a reflection of improved procurement strategies and production scheduling.
Net cash used by investing activities for fiscal 2021 was $2.6 million for capital expenditures, consisting of $0.1 million for land and building improvements; $2.4 million for information technology; and $0.1 million for tools and dies.
Net cash used by financing activities for fiscal 2021 was $5.1 million, consisting primarily of $6.5 million net cash decrease on the revolving line of credit, $4.0 million of principal payments of long-term debt, $2.0 million payment on the guaranteed royalty obligation payment, and $0.5 million of dividends, offset by $4.4 million of proceeds received from the PPP loan and a net of $3.5 million of proceeds received in the second quarter of fiscal 2021 related to the refinance of long-term debt..
Fiscal 2020 compared to Fiscal 2019
For a comparison of our cash flow for the fiscal years ended January 31, 2020 and January 31, 2019, see “Part II, Item 7. Management’s Discussion and Analysis of Liquidity and Capital Resources” in our annual report on Form
10-K
for the fiscal year ended January 31, 2020, filed with the SEC on April 10, 2020.

Contractual Obligations, Commitments and Contingencies
At January 31, 2021, our contractual obligations with initial remaining terms in excess of one year were as follows:

(In thousands)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Purchase Commitments (1)	$15,250	$14,959	$291	$—	$—
Debt (2)	12,576	5,326	7,250	—	—
Interest on Debt (3)	648	496	152	—	—
Royalty Obligation (4)	8,161	1,300	3,652	1,959	1,250
Excess Royalty Obligation (5)	177	177	—	—	—
Operating Lease Obligations	1,599	372	610	347	270

	$38,411	$22,630	$11,955	$2,306	$1,520

(1)	Purchase obligations include undiscounted amounts committed under legally enforceable contracts or purchase orders for goods and services with defined terms as to price, quantity and delivery dates.
(2)	Based on the term loan balance outstanding under the A&R Credit Agreement as of January 31, 2021.
(3)
Interest rate on variable rate debt is based on the LIBOR Rate, plus a margin that varies within a range of 2.15% to 3.65% based on our consolidated leverage ratio for the outstanding loan under the A&R Credit Agreement as of January 31, 2021.

(4)
We are subject to a guaranteed minimum royalty payment obligation over the next seven years pursuant to the Honeywell Asset Purchase and License Agreement. Refer to Note 11, “Royalty Obligation” in the audited consolidated financial statements included elsewhere in this report for further details.

(5)
We are subject to excess royalty payments beyond the guaranteed minimum royalty obligation pursuant to the Honeywell Asset Purchase & License Agreement. Refer to Note 11, “Royalty Obligation,” in the audited consolidated financial statements included elsewhere in this report for further details.

We are also subject to contingencies, including legal proceedings and claims arising out of its businesses that cover a wide range of matters, such as: contract and employment claims; workers compensation claims; product liability claims; warranty claims; and claims related to modification, adjustment or replacement of component parts of units sold. While it is impossible to ascertain the ultimate legal and financial liability with respect to contingent liabilities, including lawsuits, we believe that the aggregate amount of such liabilities, if any, in excess of amounts provided, or covered by insurance, will not have a material adverse effect on our consolidated financial position or results of operations. It is possible, however, that results of operations for any future period could be materially affected by changes in our assumptions or strategies related to these contingencies or changes out of our control.
Critical Accounting Policies and Estimates
Our discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. Certain of our accounting policies require the application of judgment in selecting the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. We periodically evaluate the judgments and estimates used for our critical accounting policies to ensure that such judgments and estimates are reasonable for our interim and year-end
reporting requirements. These judgments and estimates are based on our historical experience, current trends and information available from other sources, as appropriate. If actual conditions differ from the assumptions used in our judgments, our financial results could be materially different from our estimates. We believe the following critical accounting policies require significant judgments and estimates in the preparation of our consolidated financial statements:

Revenue Recognition
: We recognize revenue in accordance with Accounting Standards Update
(ASU) 2014-9, Revenue
from Contracts with Customers (also referred to as Topic 606). Under Topic 606, based on the nature of our contracts and consistent with prior practice, we recognize most of our revenue upon shipment, which is when the performance obligation has been satisfied.
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
Infrequently, we receive requests from customers to hold product being purchased from us for the customers’ convenience. We recognize revenue for such bill and hold arrangements in accordance with the guidance provided by Topic 606, which requires the transaction to meet the following criteria in order to determine that the customer has obtained control: (a) the reason for the bill and hold is substantive, (b) the product has separately been identified as belonging to the customer, (c) the product is currently ready for physical transfer to the customer, and (d) we do not have the ability to use the product or direct it to another customer.
Allowance for Doubtful Accounts:
Accounts receivable consists primarily of receivables from our customers arising from the sale of our products. We actively monitor our exposure to credit risk through the use of credit approvals and credit limits. Accounts receivable is presented net of reserves for doubtful accounts.
We estimate the collectability of our receivables and establish allowances for accounts receivable that we estimate to be uncollectible. We base these allowances on our historical collection experience, the length of time our accounts receivable are outstanding and the financial condition of individual customers. In situations where we are aware of a specific customer’s inability to meet its financial obligation, such as in the case of a bankruptcy filing, we assess the need for a specific reserve for bad debts. We believe that our procedure for estimating such amounts is reasonable and historically have not resulted in material adjustments in subsequent periods. Bad debt expense was less than 1% of net sales in each of fiscal 2021 and 2020.
Warranty Claims:
We offer warranties on some of our products. We establish a reserve for estimated costs of warranties at the time the product revenue is recognized. This reserve requires us to make estimates regarding the amounts necessary to settle future and existing claims using historical data on products sold as of the balance sheet date. The length of the warranty period, the product’s failure rates, and the customer’s usage affect estimated warranty cost. If actual warranty costs differ from our estimated amounts, future results of operations could be affected adversely. Warranty cost is recorded as cost of revenue, and the reserve balance recorded as an accrued expense. While we maintain product quality programs and processes, our warranty obligation is affected by product failure rates and the related corrective costs. If actual product failure rates and/or corrective costs differ from the estimates, we revise our estimated warranty liability accordingly.
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
Income Taxes:
A valuation allowance is established when it is
“more-likely-than-not”
that all or a portion of deferred tax assets will not be realized. A review of all available positive and negative evidence must be considered, including our performance, the market environment in which we operate, length of carryforward periods, existing revenue backlog and future revenue projections. If actual factors and conditions differ materially from the estimates made by management, the actual realization of the net deferred tax assets or liabilities could vary materially from the amounts previously recorded. At January 31, 2021, we had provided valuation allowances for future tax benefits resulting from certain domestic R&D tax credits and foreign tax credit carryforwards, both of which could expire unused.
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
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was signed into law. The legislation had sweeping effects including various types of economic relief for impacted businesses and industries. One such relief provision was the Paycheck Protection Program, which provided short-term cash flow assistance to finance employee payroll and qualified expenses. On May 6, 2020, we entered into a loan agreement with, and executed a promissory note in favor of Greenwood Credit Union (“Greenwood”) pursuant to which we borrowed $4.4 million (the “PPP Loan”). On December 27, 2020 the Consolidated Appropriations Act, 2021, H.R. 133 was signed into law. The legislation permits the deductibility of expenses to the extent that the payment of such expenses results (or is expected to result) in the forgiveness of a loan (covered loan) guaranteed under the Paycheck Protection Program. We have fully utilized the PPP Loan proceeds for qualifying expenses and subsequent to year end have applied for forgiveness of the PPP Loan (including all associated accrued interest) in accordance with the terms of the CARES Act, as amended by the PPP Flexibility Act. Consistent with the legislation, we expect to deduct the full $4.4 million of qualified expenses on our 2020 federal tax return.
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
Due to the consideration of the impact of the decline in the global economy due to the global
COVID-19
pandemic, coupled with the grounding of the 737 MAX in March, 2019 and the 737 MAX production halt in January, 2020 which negatively impacted revenues and margins in fiscal 2020 and 2021, we elected to forgo the qualitative assessment and perform a quantitative goodwill impairment test to determine whether the carrying values of the reporting units are greater than the fair values. We utilized a blended income and market approach. The income approach was based upon a discounted cash flow model which we believe provides a fair values estimate of the reporting unit’s expected long-term operating performance. The market approach compares the reporting units to similar publicly traded companies. Based on our quantitative impairment assessment as of January 31, 2021, we determined that the fair value of the reporting units were in excess of their carrying values and therefore, no goodwill impairment has occurred.
Self-Insurance Liability Accrual:
We maintain self-insured group medical and dental programs for qualifying employees in the United States and maintain stop-loss coverage from a third party which limits our exposure to large claims. We record a liability associated with these benefits that includes an estimate of both claims filed and losses incurred but not yet reported based on historical claims experience. In estimating this accrual, we utilize an independent third-party broker to estimate a range of expected losses, which are based on analyses of historical data. Our assumptions are closely monitored and adjusted when warranted by changing circumstances. Should claims occur or medical costs increase in greater amounts than we have expected, accruals may not be sufficient, and we may record additional expenses.
Share-Based Compensation:
Share-based compensation expense is measured based on the estimated fair value of the share-based award when granted and is recognized as an expense over the requisite service period (generally the vesting period of the equity grant). We have estimated the fair value of each option on the date of grant using the Black-Scholes option-pricing model. Our estimate of share-based compensation requires several complex and subjective assumptions including our stock price volatility, employee exercise patterns (expected life of the options), the risk-free interest rate and our dividend yield. The stock price volatility assumption is based on the historical weekly price data of our common stock over a period equivalent to the weighted-average expected life of our options. Management evaluated whether there were factors during that period which were unusual and would distort the volatility figure if used to estimate future volatility and concluded that there were no such factors. In determining the expected life of the option grants, we have observed the actual terms of prior grants with similar characteristics and the actual vesting schedule of the grants and assessed the expected risk tolerance of different option groups. The risk-free interest rate used in the model is based on the actual

U.S. Treasury zero coupon rates for bonds matching the expected term of the option as of the option grant date. The dividend assumption is based upon the prior year’s average dividend yield. No compensation expense is recognized for options that are forfeited for which the employee does not render the requisite service. Our accounting for share-based compensation for restricted stock awards (“RSAs”) and restricted stock units (“RSUs”) is also based on the fair value method. The fair value of the RSUs and RSAs is based on the closing market price of our common stock on the date of grant. Reductions in compensation expense associated with forfeited awards are estimated at the date of grant, and this estimated forfeiture rate is adjusted periodically based on actual forfeiture experience.
Recent Accounting Pronouncements
Reference is made to Note 1 of our audited consolidated financial statements included elsewhere in this report.
Item 7A.
Quantitative and Qualitative Disclosures about Market Risk
Our primary financial market risks consists of foreign currency exchange rates risk and the impact of changes in interest rates that fluctuate with the market on our variable rate credit borrowings under our existing credit agreement.
Financial Exchange Risk
The functional currencies of our foreign subsidiaries and branches are the local currencies—the British Pound in the U.K., the Canadian Dollar in Canada, the Danish Kroner in Denmark, the Chinese Yuan in China, and the Euro in France and Germany. We are exposed to foreign currency exchange risk as the functional currency financial statements of foreign subsidiaries are translated to U.S. dollars. The assets and liabilities of our foreign subsidiaries having a functional currency other than the U.S. dollar are translated into U.S. dollars at the exchange rate prevailing at the balance sheet date, and at an average exchange rate for the reporting period for revenue and expense accounts. The cumulative foreign currency translation adjustment is recorded as a component of accumulated other comprehensive loss in shareholders’ equity. The reported results of our foreign subsidiaries will be influenced by their translation into U.S. dollars by currency movements against the U.S. dollar. Our primary currency translation exposure is related to our subsidiaries that have functional currencies denominated in Danish Kroner and the Euro. A hypothetical 10% change in the rates used to translate the results of our foreign subsidiaries would result in an increase or decrease in our consolidated net income of approximately $0.3 million for the year ended January 31, 2021.
Transactional exposure arises where transactions occur in currencies other than the functional currency. Transactions in foreign currencies are recorded at the exchange rate prevailing at the date of the transaction. The resulting monetary assets and liabilities are translated into the appropriate functional currency at exchange rates prevailing at the balance sheet date and the resulting gains and losses are reported as foreign exchange gain (loss) in the consolidated statements of income. Foreign exchange gains resulting from transactional exposure were $0.6 million for the year ended January 31, 2021.
Interest Rate Risk
At January 31, 2021, our total indebtedness included $12.6 million of term loan variable-rate debt. At January 31, 2021, the term loan under the A&R Credit Agreement bears interest at the LIBOR rate plus a margin that varies within a range of 2.15% to 3.65% based on our consolidated leverage ratio. The impact on our results of operations of a 100basis point change in the interest rate on the outstanding balance of our variable-rate debt at January 31, 2021, would be approximately $0.1 million annually.

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
10-K
pursuant to Rules
13a-15(e)
and
15d-15(e)
under the Securities Exchange Act of 1934, as amended (Exchange Act). Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective at January 31, 2021 to ensure that the information required to be disclosed in our Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner and (2) accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Management’s Annual Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Rules
13a-15(f)
and
15d-15(f)
under the Exchange Act). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of its financial reporting and the preparation of published financial statements in accordance with generally accepted accounting principles.
Because of the inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or the degree of compliance may deteriorate.
Management conducted its evaluation of the effectiveness of its internal control over financial reporting as of January 31, 2021. In making this assessment, management used the criteria set forth in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, the principal executive officer and principal financial officer believe that as of January 31, 2021, our internal control over financial reporting was effective based on criteria set forth by COSO in “Internal Control-Integrated Framework.”
Changes in Internal Controls over Financial Reporting
There have been no changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.
Other Information
None.

PART III
Item 10.
Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated herein by reference to our definitive proxy statement to be filed for our 2021 Annual Meeting of Shareholders.
The following sets forth certain information with respect to all executive officers of the Company. All officers serve at the pleasure of the Board of Directors.

Name	Age	Position
Gregory A. Woods	62	President, Chief Executive Officer and Director
David S. Smith	64	Vice President, Chief Financial Officer and Treasurer
Stephen M. Petrarca	58	Vice President—Operations
Michael J. Natalizia	57	Chief Technology Officer and Vice President of Strategic Technical Alliances
Tom Carll	54	Vice President and General Manager—Aerospace
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
Code of Ethics
We have adopted a Code of Conduct which applies to all of our directors, officers and employees of the Company, including our Chief Executive Officer (“CEO”), Chief Financial Officer (“CFO”) and principal accounting officer which meets the requirements of a “code of ethics” as defined in Item 406 of Regulation
S-K.
A copy of the Code of Conduct will be provided to shareholders, without charge, upon request directed to Investor Relations or can be obtained on our website,
(www.astronovainc.com)
, under the heading “Investors—Corporate Governance—Governance Documents.” We intend to disclose any amendment to, or waiver of, a provision of the Code of Conduct for the CEO, CFO, principal accounting officer, or persons performing similar functions by posting such information on our website.

Item 11.
Executive Compensation
The information required by this item is incorporated herein by reference to our definitive Proxy Statement to be filed for our 2021 Annual Meeting of Shareholders.
The information set forth under the heading “Compensation Committee Report” in our definitive Proxy Statement is furnished and shall not be deemed filed for purposes of Section 18 of the Exchange Act, nor be incorporated by reference in any filing under the Securities Act of 1933, as amended.
Item 12.
Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated herein by reference to our definitive Proxy Statement to be filed for our 2021 Annual Meeting of Shareholders.
Equity Compensation Plan Information
The following table sets forth information about our equity compensation plans as of January 31, 2021:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity Compensation Plans Approved by Shareholders	771,496	(1)	$14.63	(2)	538,853	(3)
Equity Compensation Plans Not Approved by Shareholders	—		—		—

Total	771,496	(1)	$14.63	(2)	538,853	(3)

(1)
Includes 337,958 shares issuable upon exercise of outstanding options granted under our 2007 Equity Incentive Plan; 148,625 shares issuable upon exercise of outstanding options granted and 10,833 restricted stock units outstanding under our 2015 Equity Incentive Plan; and 135,500 shares issuable upon exercise of outstanding options granted and 138,580 restricted stock units outstanding under our 2018 Equity Incentive Plan. This balance does not include 48,000 of unvested restricted stock which are subject to forfeiture.

(2)	Does not include restricted stock units.
(3)	Represents 528,479 shares available for grant under the AstroNova, Inc. 2018 Equity Incentive Plan and 10,374 shares available for purchase under the Employee Stock Purchase Plan.
Additional information regarding these equity compensation plans is contained in Note 15, “Share-Based Compensation,” in our Consolidated Financial Statements included in Item 15 hereto.
Item 13.
Certain Relationships, Related Transactions and Director Independence
The information required by this item is incorporated herein by reference to our definitive Proxy Statement for our 2021 Annual Meeting of Shareholders.
Item 14.
Principal Accountant Fees and Services
The information required by this item is incorporated herein by reference to our definitive Proxy Statement for our 2021 Annual Meeting of Shareholders.

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
Item 16. Form
10-K
Summary
Not Applicable.
(a)(3) Exhibits:

Exhibit Number

(2.1)	Share Purchase Agreement, dated January 7, 2017, as amended, by and among ANI ApS, Trojan Holding ApS, as a Seller and as the Sellers’ Representative, and Li Wei Chong filed as Exhibit 2.1 to our Annual Report on Form 10-K for the year ended January 31, 2017 and incorporated by reference herein*

(3A)	Restated Articles of Incorporation of the Company and all amendments thereto filed as Exhibit 3A to our Quarterly Report on Form 10-Q for the quarter ended April 30, 2016 and incorporated by reference herein.

(3B)	By-laws of the Company as amended to date filed as Exhibit 3B to our Annual Report on Form 10-K for the fiscal year ended January 31, 2008 (File No. 000-13200) and incorporated by reference herein.

(4.1)	Specimen form of common stock certificate of the Company filed as Exhibit 4 to our Quarterly Report on Form 10-Q for the quarter ended April 30, 2016 and incorporated by reference herein.

(4.2)	Description of securities registered pursuant to Section 12 of the Exchange Act filed as Exhibit 4.2 to our Annual Report on Form 10-K for the fiscal year ended January 31, 2020 (File No. 000-13200) and incorporated by reference herein.

(10.1)	We , Inc. 2007 Equity Incentive Plan as filed as Appendix A to the Definitive Proxy Statement filed on April 25, 2007 on Schedule 14A (File No. 000-13200) for the 2007 annual shareholders meeting and incorporated by reference herein.**

Exhibit Number

(10.2)	Equity Incentive Award Agreement dated as of November 24, 2014 by and between the Company and Gregory A. Woods filed as Exhibit 10.12 to our Annual Report on Form 10-K for the year ended January 31, 2015 and incorporated by reference herein.**

(10.3)	Change in Control Agreement dated as of November 24, 2014 by and between the Company and Gregory A. Woods filed as Exhibit 10.13 to our Annual Report on Form 10-K for the year ended January 31, 2015 and incorporated by reference herein.**

(10.4)	AstroNova Inc. 2015 Equity Incentive Plan filed as Exhibit A to the Definitive Proxy Statement filed on April 21, 2015 (File No. 000-13200) for the 2015 annual shareholders meeting and incorporated by reference herein.**

(10.5)	Form of Indemnification Agreement for directors and officers filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the period ended October 31, 2015 and incorporated by reference herein.**

(10.6)	Form of Restricted Stock Agreement granted under the Amended and Restated Non-Employee Director Annual Compensation Program filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended July 30, 2016 and incorporated by reference herein.**

(10.7)	Form of Incentive Stock Option Agreement granted under the 2015 Equity Incentive Plan filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended July 30, 2016 and incorporated by reference herein.**

(10.8)	Form of Non-Statutory Stock Option Agreement granted under the 2015 Equity Incentive Plan filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the period ended July 30, 2016 and incorporated by reference herein.**

(10.9)	Form of Non-Employee Director Non-Statutory Stock Option Agreement granted under the 2015 Equity Incentive Plan filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the period ended July 30, 2016 and incorporated by reference herein.**

(10.10)	Form of Restricted Stock Agreement granted under the 2015 Equity Incentive Plan filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the period ended July 30, 2016 and incorporated by reference herein.**

(10.11)	Form of Non-Employee Director Restricted Stock Agreement granted under the 2015 Equity Incentive Plan filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the period ended July 30, 2016 and incorporated by reference herein.**

(10.12)	Form of Time-Based Restricted Stock Unit Agreement granted under the 2015 Equity Incentive Plan filed as Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the period ended July 30, 2016 and incorporated by reference herein.**

(10.13)	Form of Performance Restricted Stock Unit Agreement granted under the 2015 Equity Incentive Plan filed as Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the period ended July 30, 2016 and incorporated by reference herein.**

(10.14)	Asset Purchase and License Agreement, dated September 28, 2017, by and between AstroNova, Inc. and Honeywell International, Inc. filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, event date September 28, 2017, filed with the SEC on October 4, 2017 and incorporated by reference herein.

(10.15)	Amended and Restated AstroNova, Inc. Employee Stock Purchase Plan filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K/A, event date November 20, 2017, filed with the SEC on December 28, 2017 and incorporated by reference herein.

Exhibit Number

(10.16)	Letter Agreement dated January 12, 2018 between the Company and David Smith filed as Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2018 and incorporated by reference herein.**

(10.17)	Form of Performance-based Restricted Stock Unit Award Agreement filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, event date June 4, 2018, filed with the SEC on June 4, 2018 and incorporated by reference herein.**

(10.18)	Form of Restricted Stock Unit Agreement (time-based vesting) filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, event date June 4, 2018, filed with the SEC on June 4, 2018 and incorporated by reference herein.**

(10.19)	Form of Incentive Stock Option filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, event date June 4, 2018, filed with the SEC on June 4, 2018 and incorporated by reference herein.**

(10.20)	Form of Non-statutory Stock Option filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K, event date June 4, 2018, filed with the SEC on June 4, 2018 and incorporated by reference herein.**

(10.21)	Form of Non-statutory Stock Option (Non-employee Director) filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K, event date June 4, 2018, filed with the SEC on June 4, 2018 and incorporated by reference herein.**

(10.22)	Form of Restricted Stock Agreement filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K, event date June 4, 2018, filed with the SEC on June 4, 2018 and incorporated by reference herein.**

(10.23)	Form of Non-employee Director Restricted Stock Agreement filed as Exhibit 10.7 to the Company’s Current Report on Form 8-K filed, event date June 4, 2018, filed with the SEC on June 4, 2018 and incorporated by reference herein.**

(10.24)	AstroNova, Inc. Amended and Restated Non-Employee Director Annual Compensation Program filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed, event date January 31, 2019, filed with the SEC on February 4, 2019 and incorporated by reference herein.**

(10.25)	AstroNova, Inc. 2018 Equity Incentive Plan Non-Employee Director Restricted Stock Agreement filed as Exhibit 10.41 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2019 and incorporated by reference to herein.*

(10.26)	AstroNova, Inc. 2018 Equity Incentive Plan, as amended, filed as Appendix A to the Company’s Definitive Proxy Statement filed with the SEC on May 25, 2019 on Schedule 14A and incorporated by reference herein.*

(10.27)	Loan Agreement effective as of May 6, 2020, by and between AstroNova, Inc. and Greenwood Credit Union, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 2, 2020 and incorporated by reference herein.

(10.28)	Promissory Note dated May 6, 2020, by and between AstroNova, Inc. and Greenwood Credit Union, filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 2, 2020 and incorporated by reference herein.

(10.29)	Letter of Agreement dated June 22, 2020 between AstroNova, Inc. and Bank of America, N.A. , filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 2, 2020 and incorporated by reference herein.

Exhibit Number

(10.30)	Amended and Restated Credit Agreement dated as of July 30, 2020 among AstroNova, Inc., ANI ApS, TrojanLabel ApS, and Bank of America, N.A. filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 1, 2020 and incorporated by reference herein.

(10.31)	Amended and Restated Security and Pledge Agreement dated as of July 30, 2020 among AstroNova, Inc. and Bank of America, N.A. , filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, event date July 30, 2020, and incorporated by reference herein.

(10.32)	Open-End Mortgage Deed to Secure Present and Future Loans under Chapter 25 of Title 34 of the Rhode Island General Laws, Assignment of Leases and Rents, Security Agreement and Fixture Filing dated as of July 30, 2020 among AstroNova, Inc. and Bank of America, N.A. , filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, event date July 30, 2020, and incorporated by reference herein.

(10.33)	Change in Control Agreement dated September 8, 2020 by and between AstroNova, Inc. and David S. Smith. filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 1, 2020 and incorporated by reference herein.**

(10.34)	First Amendment to Credit Agreement dated as of March 24, 2021 among AstroNova, Inc. ANI ApS, TrojanLabel ApS and Bank of America, N.A.

(10.35)	First Amendment to Open-End Mortgage Deed to Secure Present and Future Loans under Chapter 25 of Title 34 of the Rhode Island General Laws, Assignment of Leases and Rents, Security Agreement and Fixture Filing dated as of March 24, 2021 among AstroNova, Inc. and Bank of America, N.A.

(21)	List of Subsidiaries of the Company.

(23.1)	Consent of Wolf & Company, P.C.

(31.1)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1)	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(101.INS)	XBRL Instance Document—the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

(101.SCH)	Inline XBRL Taxonomy Extension Schema Document

(101.CAL)	Inline XBRL Taxonomy Extension Calculation Linkbase Document

(101.DEF)	Inline XBRL Taxonomy Extension Definition Linkbase Document

(101.LAB)	Inline XBRL Taxonomy Extension Label Linkbase Document

(101.PRE)	Inline XBRL Taxonomy Extension Presentation Linkbase Document

(104)	Cover Page Interactive Data File (embedded within the Inline XBRL document).

*	Schedules to this Exhibit have been omitted in reliance on Item 601(b)(2) of Regulation S-K. The Company will furnish copies of any such schedules to the SEC upon request.
**	Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASTRONOVA, INC. (Registrant)

Date: April 13, 2021	By:	/S/ GREGORY A. WOODS
(Gregory A. Woods, Chief Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Name	Title	Date

/s/ GREGORY A. WOODS Gregory A. Woods	President, Chief Executive Officer and Director (Principal Executive Officer)	April 13, 2021

/s/ DAVID S. SMITH David S. Smith	Vice President, Chief Financial Officer and Treasurer (Principal Accounting and Financial Officer)	April 13, 2021

/s/ JEAN A. BUA Jean A. Bua	Director	April 13, 2021

/s/ MITCHELL I. QUAIN Mitchell I. Quain	Director	April 13, 2021

/s/ YVONNE E. SCHLAEPPI Yvonne E. Schlaeppi	Director	April 13, 2021

/s/ HAROLD SCHOFIELD Harold Schofield	Director	April 13, 2021

/s/ RICHARD S. WARZALA Richard S. Warzala	Director	April 13, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Shareholders and Board of Directors and Shareholders of
AstroNova, Inc.
Opinions on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of AstroNova, Inc. (the “Company”) as of January 31, 2021 and 2020, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for each of the years in the three-year period ended January 31, 2021 and the related notes and the financial statement schedule listed in Item 15(a)(2)(collectively, the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended January 31, 2021 in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Goodwill Impairment Assessment
As discussed in Note 3 to the financial statements, the Company’s consolidated goodwill balance was approximately $12.8 million as of January 31, 2021. Company management tests goodwill for impairment at the reporting unit level, at least annually, at the end of the fiscal year. As a result of the decline in revenues and margins in the current year, management performed a quantitative goodwill impairment test as of January 31, 2021. The quantitative assessment utilizes a combination of the income approach and market approach to estimate the fair value of each reporting unit.
We have identified the evaluation of goodwill for impairment as a critical audit matter as a result of (i) the significant judgment by management when developing the fair value measurements and; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to financial projections.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements. These procedures included, among others (i) evaluating the qualifications of the third-party expert engaged by management; (ii) testing management’s, and the third-party expert’s, process for developing the fair value estimates, including consideration of the appropriateness of the methods used; (iii) testing the completeness and accuracy of underlying data used in the fair value estimates; and (iv) evaluating the significant assumptions used in developing financial projections. In evaluating management’s assumptions used in the development of financial projections we considered (i) the current and past performance of the reporting units; (ii) whether these assumptions were consistent with evidence obtained in other areas of the audit and (iii) the sensitivity to change of the assumptions used.
/s/ Wolf & Company, P.C.
We have served as the Company’s auditor since 2013.
Boston, Massachusetts
April 13, 2021

ASTRONOVA, INC.
CONSOLIDATED BALANCE SHEETS
As of January 31
(In Thousands, Except Share Data)

	2021	2020
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$11,439	$4,249
Accounts Receivable, net of reserves of $1,054 in 2021 and $856 in 2020	17,415	19,784
Inventories	30,060	33,925
Prepaid Expenses and Other Current Assets	1,807	2,193

Total Current Assets	60,721	60,151

Property, Plant and Equipment, net	12,011	11,268
Identifiable Intangibles, net	21,502	25,383
Goodwill	12,806	12,034
Deferred Tax Assets, net	5,941	5,079
Right of Use Asset	1,389	1,661
Other	1,103	1,088

TOTAL ASSETS	$115,473	$116,664

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts Payable	$5,734	$4,409
Accrued Compensation	2,852	2,700
Other Accrued Expenses	3,939	4,711
Revolving Credit Facility	—	6,500
Current Portion of Long-Term Debt	5,326	5,208
Current Liability—Royalty Obligation	2,000	2,000
Current Liability—Excess Royalty Payment Due	177	773
Income Taxes Payable	655	—
Deferred Revenue	285	466

Total Current Liabilities	20,968	26,767
NON CURRENT LIABILITIES
Long-Term Debt, net of current portion	7,109	7,715
Royalty Obligation, net of current portion	6,161	8,012
Long-Term Debt—PPP Loan	4,422	—
Lease Liabilities, net of current portion	1,065	1,279
Income Taxes Payable	681	1,081
Deferred Tax Liabilities	384	435

TOTAL LIABILITIES	40,790	45,289
Commitments and Contingencies (See Note 21)
SHAREHOLDERS’ EQUITY
Preferred Stock, $10 Par Value, Authorized 100,000 shares, None Issued	—	—
Common Stock, $0.05 Par Value, Authorized 13,000,000 shares; Issued 10,425,094 shares in 2021 and 10,343,610 shares in 2020	521	517
Additional Paid-in Capital	58,049	56,130
Retained Earnings	50,085	49,298
Treasury Stock, at Cost, 3,297,058 shares in 2021 and 3,281,701 shares in 2020	(33,588)	(33,477)
Accumulated Other Comprehensive Loss, net of tax	(384)	(1,093)

TOTAL SHAREHOLDERS’ EQUITY	74,683	71,375

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$115,473	$116,664

See Notes to the Consolidated Financial Statements.

ASTRONOVA, INC.
CONSOLIDATED STATEMENTS OF INCOME
For the years ended January 31
(In Thousands, Except Per Share Data)

	2021	2020	2019
Revenue	$116,033	$133,446	$136,657
Cost of Revenue	74,673	84,688	82,658

Gross Profit	41,360	48,758	53,999
Costs and Expenses:
Selling and Marketing	23,301	26,884	26,343
Research and Development	6,206	8,084	7,813
General and Administrative	9,420	11,357	11,123

Operating Expenses	38,927	46,325	45,279

Operating Income	2,433	2,433	8,720
Other Expense:
Interest Income (Expense), net	(955)	(682)	(731)
Gain (Loss) on Foreign Currency Transactions	590	(448)	(745)
Other, net	111	67	64

	(254)	(1,063)	(1,412)

Income before Income Taxes	2,179	1,370	7,308
Income Tax Provision (Benefit)	895	(389)	1,578

Net Income	$1,284	$1,759	$5,730

Net Income Per Common Share—Basic	$0.18	$0.25	$0.83

Net Income Per Common Share—Diluted	$0.18	$0.24	$0.81

Weighted Average Number of Common Shares Outstanding—Basic	7,104	7,024	6,881
Dilutive Effect of Common Stock Equivalents	62	214	203

Weighted Average Number of Common Shares Outstanding—Diluted	7,166	7,238	7,084

See Notes to the Consolidated Financial Statements.

ASTRONOVA, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the years ended January 31
(In Thousands)

	2021	2020	2019
Net Income	$1,284	$1,759	$5,730
Other Comprehensive Income (Loss), net of taxes and reclassification adjustments:
Foreign Currency Translation Adjustments	710	(133)	(671)
Change in Value of Derivatives Designated as Cash Flow Hedge	(239)	122	622
(Gains) Losses from Cash Flow Hedges Reclassified to Income Statement	193	(264)	(600)
Cross-Currency Interest Rate Swap Terminations	45	—	—
Realized Gain on Securities Available for Sale Reclassified to Income Statement	—	—	3

Other Comprehensive Income (Loss)	709	(275)	(646)

Comprehensive Income	$1,993	$1,484	$5,084

See Notes to the Consolidated Financial Statements.

5
1

ASTRONOVA, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
($ In Thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount

Balance January 31, 2018	9,996,120	$500	$50,016	$45,700	$(32,397)	$(172)	$63,647
Share-based compensation	—	—	1,886	—	—	—	1,886
Employee option exercises	154,992	7	1,669	—	(366)	—	1,310
Restricted stock awards vested, net	67,447	4	(3)	—	(234)	—	(233)
Reclassification due to adoption of ASU 2018-02	—	—	—	14	—	—	14
Common Stock—cash dividend—$0.28 per share	—	—	—	(1,933)	—	—	(1,933)
Net income	—	—	—	5,730	—	—	5,730
Other comprehensive loss	—	—	—	—	—	(646)	(646)

Balance January 31, 2019	10,218,559	$511	$53,568	$49,511	$(32,997)	$(818)	$69,775
Share-based compensation	—	—	1,775	—	—	—	1,775
Employee option exercises	65,121	3	790	—	(11)	—	782
Restricted stock awards vested, net	59,930	3	(3)	—	(469)	—	(469)
Common Stock—cash dividend—$0.28 per share	—	—	—	(1,972)	—	—	(1,972)
Net income	—	—	—	1,759	—	—	1,759
Other comprehensive loss	—	—	—	—	—	(275)	(275)

Balance January 31, 2020	10,343,610	$517	$56,130	$49,298	$(33,477)	$(1,093)	$71,375
Share-based compensation	—	—	1,819	—	—	—	1,819
Employee option exercises	16,487	1	103	—	—	—	104
Restricted stock awards vested, net	64,997	3	(3)	—	(111)	—	(111)
Common Stock—cash dividend—$0.07 per share	—	—	—	(497)	—	—	(497)
Net income	—	—	—	1,284	—	—	1,284
Other comprehensive income	—	—	—	—	—	709	709

Balance January 31, 2021	10,425,094	$521	$58,049	$50,085	$(33,588)	$(384)	$74,683

See Notes to the Consolidated Financial Statements.

ASTRONOVA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended January 31
(In Thousands)

	2021	2020	2019
Cash Flows from Operating Activities:

Net Income	$1,284	$1,759	$5,730
Adjustments to Reconcile Net Income to Net Cash Provided By Operating Activities:
Depreciation and Amortization	5,983	6,284	6,152
Amortization of Debt Issuance Costs	75	49	51
Share-Based Compensation	1,819	1,775	1,886
Deferred Income Tax Provision (Benefit)	(1,021)	(1,638)	(1,638)
Changes in Assets and Liabilities:
Accounts Receivable	2,702	3,594	(1,493)
Inventories	4,247	(3,938)	(2,872)
Accounts Payable and Accrued Expenses	(57)	(2,732)	(2,342)
Income Taxes Payable	1,482	(1,773)	(151)
Other	(970)	(156)	(318)

Net Cash Provided by Operating Activities	15,544	3,224	5,005

Cash Flows from Investing Activities:
Proceeds from Sales/Maturities of Securities Available for Sale	—	—	1,511
Cash Paid for Honeywell Asset Purchase and License Agreement	—	—	(400)
Additions to Property, Plant and Equipment	(2,587)	(2,906)	(2,645)

Net Cash Used by Investing Activities	(2,587)	(2,906)	(1,534)

Cash Flows from Financing Activities:
Net Proceeds Employee Stock Option Plans	9	654	1,228
Net Cash Proceeds from Share Purchases under Employee Stock Purchase Plan	95	128	82
Net Cash Used for Payment of Taxes Related to Vested Restricted Stock	(111)	(469)	(233)
Net ( Repayments ) /Borrowing s under Revolving Credit Facility	(6,500)	5,000	1,500
Payment of Minimum Guarantee Royalty Obligation	(2,000)	(1,875)	(1,625)
Proceeds from Long-Term Debt – PPP Loan	4,422	—	—
Proceeds from Long-Term Debt Borrowings	15,232	—	—
Payoff of Long-Term Debt	(11,732)	—	—
Principal Payments on Long-Term Debt	(3,958)	(5,208)	(5,130)
Payments of Debt Issuance Costs	(100)	—	—
Dividends Paid	(497)	(1,972)	(1,933)

Net Cash Used by Financing Activities	(5,140)	(3,742)	(6,111)

Effect of Foreign Exchange Rate Changes on Cash and Cash Equivalents	(627)	139	(3)

Net Increase (Decrease) in Cash and Cash Equivalents	7,190	(3,285)	(2,643)
Cash and Cash Equivalents, Beginning of Year	4,249	7,534	10,177

Cash and Cash Equivalents, End of Year	$11,439	$4,249	$7,534

Supplemental Information:
Cash Paid During the Period for:
Interest	$677	$531	$636
Income Taxes, Net of Refunds	$446	$2,913	$3,472
Schedule of non-cash financing activities:
Value of Shares Received in Satisfaction of Option Exercise Price	$—	$11	$366
See Notes to the Consolidated Financial Statements.

ASTRONOVA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2021, 2020 and 2019
Note 1—Summary of Significant Accounting Policies
Basis of Presentation:
The accompanying financial statements and accompanying notes have been prepared by us pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) and are presented in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”). Our fiscal year end is January 31. Unless otherwise stated, all years and dates refer to our fiscal year.
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
Cash and Cash Equivalents:
Highly liquid investments with an original maturity of 90 days or less are considered to be cash equivalents. Similar investments with original maturities beyond three months are classified as securities available for sale. At January 31, 2021 and 2020, $4.6 million and $3.4 million, respectively, was held in foreign bank accounts.
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
Revenue Recognition:
We recognize revenue in accordance with Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers (“Topic 606”).” The core principle of Topic 606 is to recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. Topic 606 defines a five step process to recognize revenue and requires more judgment and estimates within the revenue recognition process than required under previous U.S. GAAP, including identifying contracts with customers, identifying performance obligations in the contract, determining and estimating the amount of any variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation and recognizing revenue when the entity satisfies each performance obligation.
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

5
4

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
We may perform service at the request of the customer, generally for the repair and maintenance of products previously sold. These services are short in duration and total less than 10% of revenue for the years ended January 31, 2021 and 2020. Revenue is recognized as services are rendered and accepted by the customer. We also provide service agreements on certain of our Product Identification equipment. Service agreements are purchased separately from the equipment and provide for the right to obtain service and maintenance on the equipment for a period of typically one to two years. Accordingly, revenue on these agreements is recognized over the term of the agreements. The portion of service agreement contracts that are uncompleted at the end of any reporting period are included in deferred revenue.
We generally provide warranties for our products. The standard warranty period is typically 12 months for most hardware products except for airborne printers, which typically have warranties that extend for
3-5
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

5
5

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
Foreign Currency Translation:
The financial statements of foreign subsidiaries and branches are measured using the local currency as the functional currency. Foreign currency-denominated assets and liabilities are translated into U.S. dollars at year-end
exchange rates with the translation adjustment recorded as a component of accumulated comprehensive income (loss) in shareholders’ equity. Revenues and expenses are translated at the average monthly exchange rates in effect during the related period. We do not provide for U.S. income taxes on foreign currency translation adjustments associated with our subsidiaries in Germany, Denmark and China since their undistributed earnings are considered to be permanently invested. Included in our consolidated statements of income was a net transactional foreign exchange gain of $0.6 million in fiscal 2021, and a net transaction foreign exchange loss of $0.4 million in fiscal 2020 and $0.7 million for fiscal 2019.
Advertising:
We
expense advertising costs as incurred. Advertising costs including advertising production, trade shows and other activities are designed to enhance demand for our products and amounted to approximately $0.9 million; $1.8 million and $1.9 million in fiscal 2021, 2020 and 2019, respectively.
Long-Lived Assets:
Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. If the projected undiscounted cash flows are less than the carrying value, then an impairment charge would be recorded for the excess of the carrying value over the fair value, as determined by the discounting of future cash flows. There were no impairment charges for our long-lived assets in fiscal years 2021, 2020 or 2019.
Intangible Assets:
Intangible assets include the value of customer and distributor relationships, existing technology and non-competition
agreements acquired in connection with business and asset acquisitions and are stated at cost (fair value at acquisition) less accumulated amortization. These intangible assets have a definite life and are amortized over the assets’ useful lives using a systematic and rational basis which is representative of the assets’ use. Intangible assets with a definite life are tested for impairment whenever events or circumstances indicate that the carrying amount of an asset (asset group) may not be recoverable. If necessary, an impairment loss is recognized when the carrying amount of an asset exceeds the estimated undiscounted cash flows used in determining the fair value of the asset. The amount of the impairment loss recorded is calculated by the excess of the asset’s carrying value over its fair value. Fair value is generally determined using a discounted cash flow analysis. There were no impairment charges for our intangible assets in fiscal years 2021, 2020 or 2019.
Goodwill:
Goodwill represents the excess of the aggregate purchase price over the fair value of the net assets acquired in a purchase business combination. Management evaluates the recoverability of goodwill annually or more frequently if events or changes in circumstances, such as declines in revenue, earnings or cash flows, or material adverse changes in the business climate indicate that the carrying value of an asset might be

5
6

impaired. Goodwill is tested for impairment at the reporting unit level. A reporting unit is an operating segment, or a business unit one level below an operating segment if discrete financial information for that business is prepared and regularly reviewed by segment management. However, components within an operating segment are aggregated as a single reporting unit if they have similar economic characteristics. We determined that each of our operating segments (Product Identification and T&M) represents a reporting unit for purposes of goodwill impairment testing.
The accounting guidance related to goodwill impairment testing allows for the performance of an optional qualitative assessment of whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. Factors that management considers in this qualitative assessment include macroeconomic conditions, industry and market considerations, overall financial performance (both current and projected), changes in management and strategy and changes in the composition or carrying amount of net assets. If this qualitative assessment indicates that it is more likely than not that the fair value of a reporting unit is less than its carrying value, then a quantitative assessment is required for the reporting unit. Additionally, we can elect to forgo the qualitative assessment and perform the quantitative test. The quantitative assessment compares the fair value of the reporting unit with its carrying value. We estimate the fair value of our reporting units using a blended income and market approach. The income approach is based on a discounted cash flow model and provides a fair value estimate based upon the reporting unit’s expected long-term operating cash flow performance. The market approach, compares the reporting unit to publicly traded companies and transactions involving similar business, and requires the use of many assumptions and estimates including future revenue, expenses, capital expenditures, and working capital, as well as discount factors and income tax rates. If the fair value of the reporting unit exceeds the carrying value of the net assets including goodwill assigned to that unit, goodwill is not impaired. If the carrying value of the reporting unit’s net assets including goodwill exceeds the fair value of the reporting unit, then we record an impairment charge based on that difference. We performed a quantitative analysis of the reporting units as of January 31, 2021 and determined that the fair value was in excess of our carrying value and therefore, no goodwill impairment has occurred. See Note 3, “Goodwill,” for further details.
Leases:
On February 1, 2019 we adopted ASC 842, Leases. This guidance requires a lessee to recognize assets and liabilities on the balance sheet for all leases, with the result being the recognition of a right of use (ROU) asset and a lease liability. The lease liability is equal to the present value of the minimum lease payments for the term of the lease, including any optional renewal periods determined to be reasonably certain to be exercised, using a discount rate determined at lease commencement. This discount rate is the rate implicit in the lease, if known; otherwise, the incremental borrowing rate for the expected lease term is used. Our incremental borrowing rate approximates the rate we would have to pay to borrow on a collateralized basis over a similar term at lease inception. The value of the ROU asset is equal to the initial measurement of the lease liability plus any lease payments made to the lessor at or before the commencement date and any unamortized initial direct costs incurred by the lessee, less any unamortized lease incentives received. Several of our lease contracts include options to extend the lease term and we include the renewal options for these leases in the determination of the ROU asset and lease liability when the likelihood of renewal is determined to be reasonably certain.
We enter into lease contracts for certain of our facilities at various locations worldwide. At inception of a contract, we determine whether the contract is or contains a lease. If we have a right to obtain substantially all of the economic benefits from the use of the identified asset and the right to direct the use of the asset, then the contract contains a lease.
There are two types of leases, operating leases and finance leases. Lease classification is determined at lease commencement. We have made an accounting policy election to apply the short-term exception, which does not require the capitalization of leases with terms of 12 months or less. All of our leases are classified as operating leases. Operating lease expense is recognized on a straight-line basis over the lease term and included in general and administrative expense on the consolidated statement of income. ROU assets are classified in other long-term assets, short-term lease liabilities are classified in other current liabilities, and long-term lease liabilities are classified in other long-term liabilities in the consolidated balance sheet. In the statement of cash flow, payments for operating leases are classified as operating activities.

5
7

In addition, several of our lease agreements include
non-lease
components for items such as common area maintenance and utilities which are accounted for separately from the lease component.

Income Taxes:
We use the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial reporting basis and tax basis of the assets and liabilities and are measured using statutory tax rates that will be in effect when the differences are expected to reverse. Our deferred taxes are presented as non-current
in the accompanying consolidated balance sheet. An allowance against deferred tax assets is recognized when it is more-likely-than-not
that some portion or all of the deferred tax assets will not be realized. At January 31, 2021 and 2020, a valuation allowance was provided for deferred tax assets attributable to certain domestic R&D credit carryforwards. In addition, during fiscal 2021, we provided a valuation allowance for deferred tax assets attributable to foreign tax credit carryforwards which would expire unused.
We account for uncertain tax positions in accordance with the guidance provided in ASC 740, “Accounting for Income Taxes.” This guidance describes a recognition threshold and measurement attribute for the financial statement disclosure of tax positions taken or expected to be taken in a tax return and requires recognition of tax benefits that satisfy a more-likely-than-not
threshold. ASC 740 also provides guidance on
de-recognition,
classification, interest and penalties, accounting in interim periods and disclosure.
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
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was signed into law. The legislation had sweeping effects including various types of economic relief for impacted businesses and industries. One such relief provision was the Paycheck Protection Program, which provided short-term cash flow assistance to finance employee payroll and qualified expenses. On May 6, 2020, we entered into a loan agreement with, and executed a promissory note in favor of Greenwood Credit Union (“Greenwood”) pursuant to which we borrowed $4.4 million (the “PPP Loan”). On December 27, 2020 the Consolidated Appropriations Act, 2021, H.R. 133 was signed into law. The legislation permits the deductibility of expenses to the extent that the payment of such expenses results (or is expected to result) in the forgiveness of a loan (covered loan) guaranteed under the Paycheck Protection Program. We have fully utilized the PPP Loan proceeds for qualifying expenses and, subsequent to year end, have applied for forgiveness of the PPP Loan (including all associated accrued interest) in accordance with the terms of the CARES Act, as amended by the PPP Flexibility Act. Consistent with the legislation, we expect to deduct the full $4.4 million of qualified expenses on our 2020 federal tax return.
Net Income Per Common Share:
Basic net income per share is based on the weighted average number of shares outstanding during the period. Diluted net income per share is based on the basic weighted average number of shares and potential common equivalent shares for stock options, restricted stock awards and restricted stock units outstanding during the period using the treasury stock method. In fiscal years 2021, 2020 and 2019, there were 642,623; 202,187 and 326,275, respectively, of common equivalent shares that were not included in the computation of diluted net income per common share because their inclusion would be anti-dilutive.
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
Self-Insurance:
We are self-insured for U.S. medical and dental benefits for qualifying employees and maintain stop-loss coverage from a third party which limits our exposure to large claims. We record a liability associated with these benefits that includes an estimate of both claims filed and losses incurred but not yet reported based on historical claims experience. In estimating this accrual, we utilize an independent third-party broker to estimate a range of expected losses, which are based on analyses of historical data. Assumptions are closely monitored and adjusted when warranted by changing circumstances. Our liability for self-insured claims is included within accrued compensation in our consolidated balance sheets and was $0.2 million and $0.6 million, as of January 31, 2021 and 2020.
Share-Based Compensation:
Share-based compensation expense is measured based on the estimated fair value of the share-based award when granted and is recognized as an expense over the requisite service period (generally the vesting period of the equity grant). We have estimated the fair value of each option on the date of grant using the Black-Scholes option-pricing model. Our estimate of share-based compensation requires several complex and subjective assumptions including our stock price volatility, employee exercise patterns (expected life of the options), the risk-free interest rate and our dividend yield. The stock price volatility assumption is based on the historical weekly price data of our common stock over a period equivalent to the weighted average expected life of our options. Management evaluated whether there were factors during that period which were unusual and would distort the volatility figure if used to estimate future volatility and concluded that there were no such factors. In determining the expected life of the option grants, we have observed the actual terms of prior grants with similar characteristics and the actual vesting schedule of the grant and has assessed the expected risk tolerance of different option groups. The risk-free interest rate is based on the actual U.S. Treasury zero coupon rates for bonds matching the expected term of the option as of the option grant date. The dividend assumption is based upon the prior year’s average dividend yield. No compensation expense is recognized for options that are forfeited for which the employee does not render the requisite service. Our accounting for share-based compensation for restricted stock awards (RSA) and restricted stock units (RSU) is also based on the fair value method. The fair value of the RSUs and RSAs is based on the closing market price of our common stock on the grant date. Reductions in compensation expense associated with forfeited awards are estimated at the date of grant, and this estimated forfeiture rate is adjusted periodically based on actual forfeiture experience.
Cash flow from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) is classified with other income tax cash flows as an operating activity.
Share-based compensation becomes deductible for determining income taxes when the related award vests, is exercised, or is forfeited depending on the type of share-based award and subject to relevant tax law.

Derivative Financial Instruments:
We occasionally uses derivative instruments as part of its overall strategy to manage its exposure to market risks primarily associated with fluctuations in foreign currency exchange rates and interest rates. Derivative instruments are recognized as either assets or liabilities in the balance sheet at fair value. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, further, on the type of hedging relationship. For derivative instruments not designated as hedging instruments, the gain or loss is recognized in the statement of income during the current period. For those derivative instruments that are designated and qualify as hedging instruments, a company must designate the hedging instrument, based upon the exposure being hedged, as a fair value hedge, cash flow hedge, or a hedge of a net investment in a foreign operation.
For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income (loss) (OCI) and reclassified into earnings in the same line item associated with the forecasted transaction, and in the same period or periods during which the hedged transaction affects earnings (e.g., in “Interest Expense” when the hedged transactions are interest cash flows associated with floating-rate debt, or “Other, Net” for portions reclassified relating to the remeasurement of the debt). The remaining gain or loss on the derivative instrument in excess of the cumulative change in the present value of future cash flows of the hedged item, if any, are recognized in the statement of income during the current period.
Recent Accounting Pronouncements
Recently Adopted:
Fair Value Measurement
In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”)
2018-13,
“Fair Value Measurement (Topic 820), Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement.” ASU
2018-13
modifies the disclosure requirements for fair value measurements by removing, modifying or adding certain disclosures. The provisions of ASU
2018-13
relating to changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. The remaining provisions should be applied retrospectively to all periods presented upon their effective date. We adopted the provisions of this guidance effective February 1, 2020. The adoption of this guidance did not have a material impact on our consolidated financial statements and accompanying disclosures.
Recent Accounting Standards Not Yet Adopted:
Income Taxes
In December 2019, the FASB issued an ASU
2019-12,
“Simplifying the Accounting for Income Taxes,” which simplifies the accounting for income taxes, eliminates certain exceptions within ASC 740, Income Taxes, and clarifies certain aspects of the current guidance to promote consistency among reporting entities. ASU
2019-12
is effective for fiscal years beginning after December 15, 2020. Early adoption of the standard is permitted, including adoption in interim or annual periods for which financial statements have not yet been issued. Most amendments within the standard are required to be applied on a prospective basis, while certain amendments must be applied on a retrospective or modified retrospective basis. We are not electing to early adopt and do not expect the adoption of this guidance to have a material impact on our consolidated financial statements and accompanying disclosures.
No other new accounting pronouncements, issued or effective during fiscal 2021, have had or are expected to have a material impact on our consolidated financial statements.

6
0

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
Revenues disaggregated by primary geographic markets and major product types are as follows:
Primary geographical markets:

	Year Ended
(In thousands)	January 31, 2021	January 31, 2020	January 31, 2019
United States	$70,911	$83,671	$83,668
Europe	29,029	29,617	31,574
Canada	5,574	5,719	6,692
Asia	5,105	8,316	8,207
Central and South America	3,950	4,145	4,147
Other	1,464	1,978	2,369

Total Revenue	$116,033	$133,446	$136,657

Major product types:

	Year Ended
(In thousands)	January 31, 2021	January 31, 2020	January 31, 2019
Hardware	$34,111	$48,959	$53,207
Supplies	71,772	71,838	71,178
Service and Other	10,150	12,649	12,272

Total Revenue	$116,033	$133,446	$136,657

Contract Assets and Liabilities
We normally do not have contract assets, which are primarily unbilled accounts receivable that are conditional on something other than the passage of time.
Our contract liabilities, which represent billings in excess of revenue recognized, are related to advanced billings for purchased service agreements and extended warranties. Contract liabilities were $285,000 and $466,000 at January 31, 2021 and January 31, 2020, respectively, and are recorded as deferred revenue in the consolidated balance sheet. The decrease in the deferred revenue balance during the period ended January 31, 2021 is primarily due to $466,000 of revenue recognized during the period that was included in the deferred revenue balance at January 31, 2020 offset by cash payments received in advance of satisfying performance obligations.
Contract Costs
We have determined that certain costs related to obtaining sales contracts for our aerospace printer products meet the requirement to be capitalized. These costs are deferred and amortized based on the forecasted number of units sold over the estimated benefit term. The balance of these contract assets at January 31, 2020 was $944,000, of which $59,000 was reported in other current assets and $885,000 was reported in other assets in the consolidated balance sheet. Amortization of incremental direct costs was $26,940 for the period ended

6
1

January 31, 2021. The balance of the deferred incremental direct contract costs net of accumulated amortization at January 31, 202
1
is $
917,000
, of which $
36,000
was reported in other current assets and $
881,000
was reported in other assets in the consolidated balance sheet. The contract costs are expected to be amortized over the estimated remaining period of benefit, which we currently estimate to be approximately
5
 years.
Note 3—Goodwill
Goodwill by reporting unit is as follows:

(In thousands)	Product Identification	T&M	Total

Balance at January 31, 2019	$7,807	$4,522	$12,329
Foreign currency translation	(295)	—	(295)

Balance at January 31, 2020	$7,512	$4,522	$12,034)
Foreign currency translation	772	—	772

Balance at January 31, 2021	$8,284	$4,522	$12,806

After consideration of the impact of the decline in the global economy due to the COVID-19 pandemic, coupled with the grounding of the 737 MAX in March, 2019 and the production halt in January, 2020 which negatively impacted revenues and margins in fiscal 2020 and 2021, we elected to forgo the qualitative assessment and instead performed a quantitative goodwill impairment test to determine if the carrying values of the reporting units are greater than the fair values. We utilized a blended income and market approach. The income approach was based upon a discounted cash flow model which we believe provides a fair value estimate of the reporting unit’s expected long-term operating performance. The market approach compares the reporting units to similar publicly traded companies. Based on our quantitative impairment assessment as of January 31, 2021, we determined that the fair value of the reporting units were in excess of their carrying values and therefore, no goodwill impairment had occurred.

Note 4—Intangible Assets
Intangible assets are as follows:

	January 31, 2021				January 31, 2020
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Currency Translation Adjustment	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Currency Translation Adjustment	Net Carrying Amount
Miltope:
Customer Contract Relationships	$3,100	$(2,284)	$—	$816	$3,100	$(2,021)	$—	$1,079
RITEC:
Customer Contract Relationships	2,830	(1,423)	—	1,407	2,830	(1,076)	—	1,754
Non-Competition Agreement	950	(950)	—	—	950	(871)	—	79
TrojanLabel:
Existing Technology	2,327	(1,405)	196	1,118	2,327	(1,053)	78	1,352
Distributor Relations	937	(396)	89	630	937	(297)	27	667
Honeywell:
Customer Contract Relationships	27,243	(9,712)	—	17,531	27,243	(6,791)	—	20,452

Intangible Assets, net	$37,387	$(16,170)	$285	$21,502	$37,387	$(12,109)	$105	$25,383

There were no impairments to intangible assets during the periods ended January 31, 2021 and 2020. Amortization expense of $4.1 million; $4.2 million and $4.1 million with regard to acquired intangibles has been included in the consolidated statements of income for years ended January 31, 2021, 2020 and 2019, respectively.
Estimated amortization expense for the next five fiscal years is as follows:

(In thousands)	2022	2023	2024	2025	2026

Estimated amortization expense	$3,938	$3,956	$4,055	$3,416	$3,021
Note 5—Inventories
The components of inventories are as follows:

	January 31
	2021	2020

(In thousands)
Materials and Supplies	$20,265	$20,151
Work-in-Progress	2,076	1,408
Finished Goods	16,371	17,992

	38,712	39,551
Inventory Reserve	(8,652)	(5,626)

	$30,060	$33,925

Finished goods inventory includes $4.0 million and $3.4 million of demonstration equipment at January 31, 2021 and 2020, respectively.
Note 6—Property, Plant and Equipment
Property, plant and equipment consist of the following:

	January 31
	2021	2020
(In thousands)

Land and Land Improvements	$1,004	$967
Buildings and Leasehold Improvements	12,642	12,524
Machinery and Equipment	23,346	23,167
Computer Equipment and Software	13,847	11,388

Gross Property, Plant and Equipment	50,839	48,046
Accumulated Depreciation	(38,828)	(36,778)

Net Property Plant and Equipment	$12,011	$11,268

Depreciation expense on property, plant and equipment was $1.9 million for the year ended January 31, 2021 and $2.0 million for both of the years ended January 31, 2020 and 2019.

Note 7—Accrued Expenses
Accrued expenses consisted of the following:

	January 31
	2021	2020
(In thousands)

Warranty	$730	$850
Professional Fees	546	697
Lease Liability	372	416
Accrued Payroll & Sales Tax	292	193
Stockholder Relation Fees	91	194
Dealer Commissions	57	236
Other Accrued Expenses	1,851	2,125

	$3,939	$4,711

Note 8—Credit Agreement and Long-

Term Debt
Credit Agreement
On July 30, 2020, we entered into an Amended and Restated Credit Agreement (the “A&R Credit Agreement”) with Bank of America, N.A., as lender (the “Lender”), our wholly owned subsidiary, ANI ApS, a Danish private limited liability company and TrojanLabel ApS, a Danish private limited liability company and wholly-owned subsidiary of ANI ApS (“TrojanLabel”). The A&R Credit Agreement amended and restated the Credit Agreement dated as of February 28, 2017 (the “Prior Credit Agreement”) by and among us, ANI ApS, TrojanLabel and the Lender. In connection with the A&R Credit Agreement, we entered into an Amended and Restated Security and Pledge Agreement and a mortgage in favor of the Lender with respect to our owned real property in West Warwick, Rhode Island. Under the A&R Credit Agreement, AstroNova, Inc. is the sole borrower, and at January 31, 2021, its obligations are guaranteed by ANI ApS and TrojanLabel.
Immediately prior to the closing of the A&R Credit Agreement, we repaid $1.5 million in principal amount of term loans outstanding under the
Prior

Credit Agreement.
The A&R Credit Agreement provides for (i) a term loan in the principal amount of $15.2 million, which we used to refinance the outstanding term loans borrowed by us and ANI ApS under the
Prior
Credit Agreement

and a portion of the outstanding revolving loans borrowed by us under the
Pr
i
or
 Credit Agreement, and (ii) a $10.0 million revolving credit facility available to us for general corporate purposes. Revolving credit loans may be borrowed, at our option, in U.S. Dollars or, subject to certain conditions, Euros, British Pounds, Canadian Dollars or Danish Kroner.
During the third quarter of fiscal year 2021, we repaid the entire outstanding balance under the revolving line of credit. Balances outstanding under the revolving line of credit during the year ended January 31, 2021 bore interest at a weighted average annual rate of 3.41%, and $188,000 of interest was incurred and is included in other income (expense) in the accompanying condensed consolidated income statement for the year ended January 31, 2021. At January 31, 2021, there was no balance outstanding under the revolving line of credit and $10.0 million was available for borrowing under the revolving credit facility.
The A&R Credit Agreement was accounted for as a debt modification in a non-
troubled
debt restructuring. We incurred $0.2 million of new debt issuance costs related to the term loan, of which $0.1 million of new lender fees were recorded against the debt as debt issuance costs and will be amortized over the term of the loan and $0.1 million of third party fees that were expensed as incurred. Additionally, $0.1 million of unamortized debt issuance costs related to the prior term debt will be amortized over the remaining life of the new term loan. We also incurred $0.1 million of new debt issuance fees in connection with the revolving line of credit which are included as a component of prepaid expenses and other current assets and will be amortized over the remaining life of the A&R Credit Agreement.

Under the A&R Credit Agreement, the principal amount of each quarterly installment required to be paid on the last day of each of our fiscal quarters ending on or about July 31, 2020 and October 31, 2020 was $0.8 million; the principal amount of the quarterly installment required to be paid on the last day of our fiscal quarter ending January 31, 2021 was $1.1 million; the principal amount of the quarterly installment required to be paid on the last day of the our fiscal quarter ending on or about April 30, 2021 will be $1.1 million; the principal amount of each quarterly installment required to be paid on the last day of each of the our fiscal quarters ending on or about July 31, 2021, October 31, 2021, January 31, 2022 and April 30, 2022 is $1.4 million, and the entire remaining principal balance of the term loan is required to be paid on June 15, 2022. We may voluntarily prepay the term loan, in whole or in part, from time to time without premium or penalty (other than customary breakage costs, if applicable). We may repay borrowings under the revolving credit facility at any time without premium or penalty (other than customary breakage costs, if applicable), but in any event no later than June 15, 2022, and any outstanding revolving loans thereunder will be due and payable in full, and the revolving credit facility will terminate, on such date. We may reduce or terminate the revolving line of credit at any time, subject to certain thresholds and conditions, without premium or penalty.
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

Long-Term Debt
Long-term debt in the accompanying condensed consolidated balance sheets under the A&R Credit Agreement is as follows:

	January 31
(In thousands)	2021	2020

USD Term Loan (4.65% as of January 31, 2021); maturity date of June 15, 2022	$12,576	$—
USD Term Loan (3.03% as of January 31, 2021); maturity date November 30, 2022	—	8,250
USD Term Loan (3.03% as of January 31, 2021); maturity date of January 31, 2022	—	4,784

	12,576	13,034
Debt Issuance Costs, net of accumulated amortization	(141)	(111)
Current Portion of Term Loan	(5,326)	(5,208)

Long-Term Debt	$7,109	$7,715

During the years ended January 31, 2021, 2020 and 2019, we recognized $0.5 million, $0.4 million and $0.6 million of interest expense, respectively, which was included in other income (expense) in the accompanying consolidated income statement.
The schedule of required principal payments remaining under the A&R Credit Agreement on long-term debt outstanding as of January 31, 2021 is as follows:

(In thousands)

Fiscal 2022	$5,326
Fiscal 2023	7,250

$12,576

Refer to Note 23, “Subsequent Event” for details regarding the First Amendment to Credit Agreement to our A&R Credit Agreement, which was entered into subsequent to year end on March 24, 2021.
Note 9—Paycheck Protection Program Loan
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
The PPP Loan, which will mature on May 6, 2022, is unsecured and bears interest at a rate of 1.0% per annum, accruing from the loan date, and is payable monthly. No payments are due on the PPP Loan until the date on which the SBA determines the amount of the PPP Loan that is eligible for forgiveness, so long as we apply for forgiveness within the ten months from the end of the twenty-four week period following the date of loan disbursement, but interest will continue to accrue during the deferral period. We accrued interest for the PPP Loan in the amount of $33,000, which is included in other income (expense) in the accompanying consolidated statements of income for the year ended January 31, 2021.
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
Subject to the limitations and conditions set forth in the CARES Act, the PPP Flexibility Act, and the regulations and guidance provided by the SBA with respect to the PPP, a portion of the PPP Loan may be forgiven in an amount up to the amount of the PPP Loan proceeds that we spent on payroll, rent, utilities and interest on certain debt during the twenty-four-week period following incurrence of the PPP Loan. Interest accrued on the forgiven portion of the principal amount of the PPP Loan is also forgiven. The amount of the PPP Loan to be forgiven in respect of rent, utilities and interest on certain debt will be capped at 40% of the forgiven amount, with the remaining forgiven amount allocated to payroll costs. We have fully utilized the PPP Loan proceeds for qualifying expenses during fiscal year 2021 and subsequent to year end we applied for forgiveness of the PPP Loan (including all associated accrued interest) in accordance with the terms of the CARES Act, as amended by the PPP Flexibility Act. Whether our application for forgiveness will be granted and in what amount is subject to approval by the SBA and may also be subject to further requirements in any regulations and guidelines the SBA may adopt. The PPP Loan is classified as long-term debt in the condensed consolidated balance sheet until the forgiveness determination has been made by the SBA.
Note 10—Derivative Financial Instruments and Risk Management
On February 28, 2017, as part of the Prior Credit Agreement, we entered into a cross-currency interest rate swap to manage the interest rate risk and foreign currency exchange risk associated with the floating-rate foreign currency-denominated term loan borrowing by ANI ApS and an interest rate swap to manage the interest rate risk associated with our variable rate term loan borrowing (the “Swaps”). Both Swaps were designated as cash flow hedges of floating-rate borrowings.
Our cross-currency interest rate swap agreement effectively modified our exposure to interest rate risk and foreign currency exchange rate risk by converting our floating-rate debt denominated in U.S. Dollars on ANI ApS’s books to a fixed-rate debt denominated in Danish Kroner for the term of the loan, thus reducing the impact of interest-rate and foreign currency exchange rate changes on future interest expense and principal repayments. This swap involved the receipt of floating interest rate amounts in U.S. Dollars in exchange for fixed-rate interest payments in Danish Kroner, as well as exchanges of principal at the inception spot rate, over the life of the term loan.
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
As a direct result of the terms of the Lender’s conditions for entry into the A&R Credit Agreement, on July 30, 2020, we terminated the two Swaps that we used to manage the interest rate and foreign currency exchange risks associated with our prior borrowings under the
Prior
Credit Agreement. The terms of the A&R Credit Agreement caused those swaps to cease to be effective hedges of the underlying exposures. The termination of the Swaps was contracted immediately prior to the end of the second quarter of fiscal 2021 at a cash cost of approximately $0.7 million, which was settled in the third quarter. Upon termination, the remaining balance of $58,000 in accumulated other comprehensive loss related to the cross-currency interest rate swap was reclassified into earnings as the forecasted foreign currency interest payments will not occur and such balance is included in other expense in the accompanying consolidated statements of income for the period ended January 31, 2021. The remaining balance in accumulated other comprehensive loss related to the interest rate swap of $ 0.1 million is being amortized into earnings through the original term of the hedge relationship as the underlying floating interest rate debt still exists.

The following table summarizes the notional amount and fair value of our derivative instruments:

Cash Flow Hedges (In thousands)	January 31, 2021			January 31, 2020
	Notional Amount	Fair Value Derivatives		Notional Amount	Fair Value Derivatives
		Asset	Liability		Asset	Liability

Cross-currency Interest Rate Swap	$—	$—	$—	$4,489	$—	$250
Interest Rate Swap	$—	$—	$—	$8,250	$—	$96
The following tables present the impact of the derivative instruments in our consolidated financial statements for the years ended January 31, 2021 and 2020:

	Years Ended
Cash Flow Hedge (In thousands)	Amount of Gain(Loss) Recognized in OCI on Derivative		Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income
	January 31, 2021	January 31, 2020		January 31, 2021	January 31, 2020

Swap contracts	$(301)	$159	Other Income	$(248)	$338

At January 31, 2021, we expect to reclassify approximately $0.1 million of net gains on the swap contracts from accumulated other comprehensive loss to earnings during the next 12 months due to changes in foreign exchange rates and the payment of variable interest associated with the floating-rate debt.

Note 11—Royalty Obligation
In fiscal 2018, AstroNova, Inc. entered into an Asset Purchase and License Agreement with Honeywell International, Inc. to acquire an exclusive, perpetual, world-wide license to manufacture Honeywell’s narrow-format flight deck printers for two aircraft families along with certain inventory used in the manufacturing of the licensed printers. The purchase price included a guaranteed minimum royalty payment of $15.0 million, to be paid in quarterly installments over a ten-year
period. Royalty payments are based on gross revenues from the sales of the printers, paper and repair services of the licensed products. The royalty rates vary based on the year in which they are paid or earned and product sold or service provided, and range from single-digit to mid double-digit percentages of gross revenue.
The guaranteed minimum royalty payment obligation was recorded at the present value of the minimum annual royalty payments using a present value factor of 2.8%, which is based on the estimated after-tax
cost of debt for similar companies. As of January 31, 2021, we had paid an aggregate of $5.5 million of the guaranteed minimum royalty obligation. At January 31, 2021, the current portion of the outstanding guaranteed minimum royalty obligation of $2.0 million is to be paid over the next twelve months and is reported as a current liability and the remainder of $6.1 million is reported as a long-term liability on our consolidated balance sheet. In addition to the guaranteed minimum royalty payments, for the periods ended January 31, 2021 and January 31, 2020, we also incurred excess royalty expense of $31 thousand and $1.2 million, respectively, which is included in cost of revenue in our consolidated statements of income. A total of $0.2 million of excess royalty is payable and reported as a current liability on our consolidated balance sheet at January 31, 2021.
Note 12—Leases
We enter into lease contracts for certain of its facilities at various locations worldwide. Our leases have remaining lease terms of one to eight years, some of which include options to extend the lease term for periods of up to five years when it is reasonably certain the Company will exercise such options.

We lease office space from an affiliate. This lease is classified as an operating lease with annual rental payments of $63,000 for both January 31, 2021 and January 31, 2020.
Balance sheet and other information related to our leases is as follows:

Operating Leases (In thousands)	Balance Sheet Classification	January 31, 2021	January 31, 2020
Lease Assets	Right of Use Assets	$1,389	$1,661
Lease Liabilities — Current	Other Accrued Expenses	372	416
Lease Liabilities — Long Term	Lease Liabilities	$1,065	$1,279
Lease cost information is as follows:

Operating Leases (In thousands)	Statement of Income Classification	Year Ended January 31, 2021	Year Ended January 31, 2020
Operating Lease Costs	General and Administrative Expense	$485	$449
Maturities of operating lease liabilities are as follows:

(In thousands)	January 31, 2021

2022	$372
2023	318
2024	292
2025	184
2026	163
Thereafter	270

Total Lease Payments	1,599
Less: Imputed Interest	(162)

Total Lease Liabilities	$1,437

As of January 31, 2021, the weighted-average remaining lease term and weighted-average discount rate for our operating leases are 5.2 years and 4.00%, respectively. We calculated the weighted-average discount rate using incremental borrowing rates, which equal the rates of interest that we would pay to borrow funds on a fully collateralized basis over a similar term.
Supplemental cash flow information related to leases is as follows:

(In thousands)	Year Ended January 31, 2021	Year Ended January 31, 2020
Cash paid for operating lease liabilities	$429	$406

Note 13—Accumulated Other Comprehensive Income (Loss)
The changes in the balance of accumulated other comprehensive income (loss) by component are as follows:

(In thousands)	Foreign Currency Translation Adjustments	Unrealized Holding Gain (Loss) on Available for Sale Securities	Net Unrealized Gain (Losses) on Cash Flow Hedges	Total
Balance at January 31, 2018	$(181)	$(3)	$12	$(172)
Other Comprehensive Income (Loss) before reclassification	(671)	—	622	(49)
Amounts reclassified from AOCI to Earnings	—	3	(600)	(597)

Other Comprehensive Income (Loss)	(671)	3	22	(646)

Balance at January 31, 2019	$(852)	$—	$34	$(818)
Other Comprehensive Income (Loss) before reclassification	(133)	—	122	(11)
Amounts reclassified from AOCI to Earnings	—	—	(264)	(264)

Other Comprehensive Income (Loss)	(133)	—	(142)	(275)

Balance at January 31, 2020	$(985)	$—	$(108)	$(1,093)
Other Comprehensive Income (Loss) before reclassification	710	—	(239)	471
Amounts Reclassified from AOCI to Earnings	—	—	193	193
Cross-Currency Interest Rate Swap Termination	—	—	45	45

Other Comprehensive Income (Loss)	710	—	(1)	709

Balance at January 31, 2021	$(275)	$—	$(109)	$(384)

The amounts presented above in other comprehensive income (loss) are net of taxes except for translation adjustments associated with our German and Danish subsidiaries.
Note 14—Shareholders’ Equity
During fiscal 2021, 2020 and 2019, certain of our employees delivered a total of 15,357, 20,329 and 33,430 shares, respectively, of our common stock to satisfy the exercise price and related taxes for stock options exercised and restricted stock vesting. The shares delivered were valued at a total of $0.1 million; $0.5 million and $0.6 million, respectively, and are included in treasury stock in the accompanying consolidated balance sheets at January 31, 2021, 2020 and 2019. These transactions did not impact the number of shares authorized for repurchase under our current repurchase program.
Note 15—Share-Based Compensation
The Company maintains the following share-based compensation plans:
Stock Plans:
We have one equity incentive plan from which we are authorized to grant equity awards, the AstroNova, Inc. 2018 Equity Incentive Plan (the “2018 Plan”). The 2018 Plan provides for, among other things, the issuance of awards, including incentive stock options, non-qualified
stock options, stock appreciation rights, time-based restricted stock units (“RSUs”), or performance-based restricted stock units (“PSUs”) and restricted stock awards (RSAs). The 2018 Plan authorizes the issuance of up to 950,000 shares of common stock, plus an additional number of shares equal to the number of shares subject to awards granted under the previous equity incentive plans that are forfeited, cancelled, satisfied without the issuance of stock, otherwise terminated (other than by exercise), or, for shares of stock issued pursuant to any unvested award, that are reacquired by us at not more than the grantee’s purchase price (other than by exercise). Under the 2018 Plan, all awards to employees generally have a minimum vesting period of one year. Options granted under the 2018 Plan must be issued at an exercise price of not less than the fair market value of our common stock on the date of grant and expire after ten years. Under the 2018 Plan, 186,500 unvested shares of restricted stock and options to purchase an aggregate of 135,500 shares were outstanding as of January 31, 2021.
In addition to the 2018 Plan, we previously granted equity awards under our 2015 Equity Incentive Plan (the “2015 Plan”) and our 2007 Equity Incentive Plan (the “2007 Plan”). No new awards may be issued under either the 2007 or 2015 Plans, but outstanding awards will continue to be governed by those plans. As of January 31, 2021, options to purchase an aggregate of 337,958 shares were outstanding under the 2007 Plan and 10,833 unvested shares of restricted stock and options to purchase an aggregate of 148,625 shares were outstanding under the 2015 Plan.
We also have a
Non-Employee
Director Annual Compensation Program (the “Program”), under which each of our non-employee
directors automatically receives a grant of restricted stock on the date of their re-election
to our board of directors. The number of whole shares granted is equal to the number calculated by dividing the stock component of the director compensation amount determined by the compensation committee for that year by the fair market value of our stock on that day. The value of the restricted stock award for fiscal 2021 was $60,000. Shares of restricted stock granted under the Program become vested on the first anniversary of the date of grant, conditioned upon the recipient’s continued service on our board of directors through that date.
Share-Based Compensation:
Share-based compensation expense has been recognized as follows:

	Years Ended January 31
	2021	2020	2019
(In thousands)

Stock Options	$517	$616	$783
Restricted Stock Awards and Restricted Stock Units	1,285	1,136	1,088
Employee Stock Purchase Plan	17	23	15

Total	$1,819	$1,775	$1,886

Stock Options:
Aggregated information regarding stock options granted under the plans is summarized below:

	Number of Shares	Weighted- Average Exercise Price Per Share
Options Outstanding, January 31, 2018	745,270	$12.52
Options Granted	196,000	18.21
Options Exercised	(150,125)	10.62
Options Forfeited	(16,300)	15.10
Options Cancelled	(3,700)	8.95

Options Outstanding, January 31, 2019	771,145	$14.30
Options Granted	—	—
Options Exercised	(57,175)	11.60
Options Forfeited	(34,526)	15.73
Options Cancelled	(400)	6.22

Options Outstanding, January 31, 2020	679,044	$14.46
Options Granted	—	—
Options Exercised	(1,200)	7.60
Options Forfeited	(54,361)	12.89
Options Cancelled	(1,400)	7.36

Options Outstanding, January 31, 2021	622,083	$14.63

Set forth below is a summary of options outstanding at January 31, 2021:

Outstanding				Exercisable
Range of Exercise prices	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Number of Shares	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Life

$5.00-10.00	41,044	$7.97	1.3	41,044	$7.97	1.3
$10.01-15.00	359,314	13.63	4.9	326,741	13.65	4.7
$15.01-20.00	221,725	17.48	6.8	167,367	17.22	6.7

	622,083	$14.63	5.3	535,152	$14.33	5.1

No options were granted during fiscal 2021 or
fis
cal
2020. The weighted-average estimated fair value of options granted during fiscal 2019 was $7.43. As of January 31, 2021, there was $0.2 million of unrecognized compensation expense related to the unvested stock options granted under the plans. This expense is expected to be recognized over a weighted-average period of 0.8 years.
As of January 31, 2021, the aggregate intrinsic value (the aggregate difference between the closing stock price of our common stock on January 31, 2021, and the exercise price of the outstanding options) that would have been received by the option holders if all options had been exercised was $0.1 million for all exercisable options and $0.1 million for all options outstanding. The total aggregate intrinsic value of options exercised during 2021, 2020 and 2019 was $4,000, $0.5 million and $1.1 million, respectively.

7
2

Restricted Stock Units (RSUs) and Restricted Stock Awards (RSAs):
Aggregated information regarding RSUs and RSAs granted under the Plan is summarized below:

	RSAs & RSUs	Weighted-Average Grant Date Fair Value
Outstanding at January 31, 2018	177,347	$13.99
Granted	108,790	17.85
Vested	(67,447)	14.26
Forfeited	(85,023)	14.17

Outstanding at January 31, 2019	133,667	$16.90
Granted	119,522	19.86
Vested	(59,930)	14.50
Forfeited	(58,625)	19.00

Outstanding at January 31, 2020	134,634	$16.79

Granted	245,131	7.61
Vested	(64,997)	17.28
Forfeited	(117,355)	8.83

Outstanding at January 31, 2021	197,413	$9.96

As of January 31, 2021, there was $1.1 million of unrecognized compensation expense related to unvested RSUs and RSAs. This expense is expected to be recognized over a weighted average period of 0.8 years.
Employee Stock Purchase Plan (ESPP):
Our
 ESPP allows eligible employees to purchase shares of common stock at a 15% discount from fair market value on the date of purchase. A total of 247,500 shares were initially reserved for issuance under this plan. Summarized plan activity is as follows:

	Years Ended January 31
	2021	2020	2019
Shares Reserved, Beginning	24,974	33,853	39,207
Shares Purchased	(14,600)	(8,879)	(5,354)

Shares Reserved, Ending	10,374	24,974	33,853

Note 16—Income Taxes
The components of income (loss) before income taxes are as follows:

	January 31
	2021	2020	2019
(In thousands)
Domestic	$(1,193)	$1,930	$6,859
Foreign	3,372	(560)	449

	$2,179	$1,370	$7,308

The components of the provision/(benefit) for income taxes are as follows:

	January 31
	2021	2020	2019
(In thousands)
Current:

Federal	$1,272	$660	$1,807
State	224	221	457
Foreign	420	368	952

	1,916	1,249	3,216

Deferred:
Federal	$(910)	$(1,364)	$(843)
State	(189)	(282)	(170)
Foreign	78	8	(625)

	(1,021)	(1,638)	(1,638)

	$895	$(389)	$1,578

Total income tax provision/(benefit)

differs from the expected tax provision/(benefit) as a result of the following:

	January 31
	2021	2020	2019
(In thousands)
Income Tax Provision at Statutory Rate	$458	$288	$1,534
Denmark Statutory Audit	341	—	—
Foreign Rate Deferential	197	315	558
Share Based Compensation	171	(145)	(127)
Canada Withholding Taxes	62	—	—
State Taxes, Net of Federal Tax Effect	28	(48)	226
Global Intangible Low Taxed Incom e	14	107	—
Meals and Entertainment	11	31	56
U.S. Corporate Rate Change	—	—	52
Transition Tax on Repatriated Earnings	—	—	14
Return to Provision Adjustment	(2)	(207)	58
Change in Reserves Related to ASC 740 Liability	(10)	(352)	(34)
Change in Valuation Allowance	(81)	256	—
R&D Credits	(157)	(209)	(218)
Foreign Derived Intangible Income	(150)	(107)	(53)
Foreign Tax Credits	—	(344)	(477)
Other	13	26	(11)

	$895	$(389)	$1,578

Our effective tax rate for 2021 was 41.1% compared to negative 28.4% in 2020 and 21.6% in 2019. The increase in the effective tax rate in 2021 from 2020 is primarily related to the change in mix of income between relevant jurisdictions in which we
are
subject to income taxes. Specific items increasing the effective tax rate include foreign rate differential, Denmark statutory audit adjustments, stock-based compensation, and Canada withholding taxes. This increase was offset by the foreign derived intangible income (“FDII”) deduction, the release of a valuation allowance in China, and R&D tax credits expected to be utilized.
The decrease in the effective tax rate in 2020 from 2019 is primarily related to lower pre-tax
income in 2020 compared to 2019.. Specific items decreasing the effective tax rate include FDII, the release of ASC 740 liabilities, R&D credit utilization, and return to provision adjustments. This decrease was offset by valuation allowances recorded on unbenefited losses in China and on carryforward foreign tax credits expected to expire unused.
The components of deferred income tax expense arise from various temporary differences and relate to items included in the statement of income. The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and liabilities are as follows:

	January 31
	2021	2020
(In thousands)
Deferred Tax Assets:

Inventory	$2,700	$2,094
Honeywell Royalty Liability	2,590	2,583
State R&D Credits	1,546	1,496
Share-Based Compensation	600	582
Bad Debt	245	165
Warranty Reserve	176	205
Compensation Accrual	159	159
Net Operating Loss	154	443
ASU 842 Adjustment—Lease Liability	125	—
Unrecognized State Tax Benefits	101	116
Foreign Tax Credit	83	113
Deferred Service Contract Revenue	68	111
Other	308	295

	8,855	8,362
Deferred Tax Liabilities:
Accumulated Tax Depreciation in Excess of Book Depreciation	752	1,002
Intangibles	399	776
ASU 842 Adjustment – Lease Liability	119	—
Other	307	188

	1,577	1,966

Subtotal	7,278	6,396
Valuation Allowance	(1,721)	(1,752)

Net Deferred Tax Assets	$5,557	$4,644

The valuation allowance of $1.7 million at January 31, 2021 relate
s
to domestic research and development tax credit carryforwards and foreign tax credit carryforwards which are expected to expire unused. The valuation allowance of $1.8 million at January 31, 2020 included a valuation allowance on China net operating losses, which was released during 2021.
At January 31, 2021, we had net operating loss carryforwards of $0.4 million in China, which expire in 2022 through 2026. We have net operating loss carryforwards of $0.2 million in Germany, which can be carried forward indefinitely. We expect to utilize the net operating loss carryforwards in China and Germany before expiration.
At January 31, 2021, we had state research credit carryforwards of approximately $1.5 million which expire in 2021 through 2028. We maintain a full valuation allowance against these credits as we expect these credits to expire unused.

We believe that it is reasonably possible that some unrecognized tax benefits, accrued interest and penalties could decrease income tax expense in the next year due to either the review of previously filed tax returns or the expiration of certain statutes of limitation. The changes in the balances of unrecognized tax benefits, excluding interest and penalties are as follows:

	2021	2020	2019
(In thousands)
Balance at February 1	$362	$618	$665
Increases in prior period tax position s	59	—	—
Increases in current period tax positions	5	2	7
Reductions related to lapse of statutes of limitations	(42)	(26)	(54)
Reductions related to settlement with tax authorities	—	(232)	—

Balance at January 31	$384	$362	$618

During fiscal 2021 and 2020, we released $50,000 and $114,000, respectively, of accrued interest and penalties relating to a change in various unrecognized tax positions. During fiscal 2019, we recognized $8,000 of expense related to a change in interest and penalties, which are included as a component of income tax expense in the accompanying statements of income for the period ended January 31, 2019. The Company has accrued potential interest and penalties of $0.3 million included in Income Taxes Payable in the consolidated balance sheet at the end of both January 31, 2021 and 2020.
The Company and its subsidiaries file income tax returns in U.S. federal jurisdictions, various state jurisdictions, and various foreign jurisdictions. The Company was previously under audit by the IRS for the tax years ended January 31, 2015, 2016, and 2017, but on June 6, 2019, we received formal communication regarding the close of the audit with no additional changes made by the IRS. Therefore, the reserves for federal uncertain tax positions relating to the years in question have been released. In fiscal 2020, we released $232,000 relating to the federal tax exposure for the years previously under audit and $74,000 of related interest (net of federal benefit) and penalties.
The Company was also notified of an income tax audit from the state of Rhode Island, but no significant items have been raised at this time other than information requests. No assessments have been made as of January 31, 2021.
U.S. income taxes have not been provided on $5.7 million of undistributed earnings of our foreign subsidiaries since it is our intention to permanently reinvest such earnings offshore. If the earnings were distributed in the form of dividends, the Company would not be subject to U.S. tax as a result of the Tax Act but could be subject to foreign income and withholding taxes. Determination of the amount of this unrecognized deferred income tax liability is not practical.
Note 17—Nature of Operations, Segment Reporting and Geographical Information
Our operations consist of the design, development, manufacture and sale of specialty printers and data acquisition and analysis systems, including both hardware and software and related consumable supplies. We organize and manage our business as a portfolio of products and services designed around a common theme of data acquisition and information output. We have two reporting segments consistent with our revenue product groups: Product Identification (“PI”) and Test & Measurement (“T&M”).
Our PI segment produces an array of high-technology digital color and monochrome label printers and mini presses, labeling software and supplies for a variety of commercial industries worldwide. AstroNova’s T&M segment produces data acquisition systems used worldwide for a variety of recording, monitoring and troubleshooting applications for many industries including aerospace, automotive, defense, rail, energy, industrial and general manufacturing. The T&M segment also includes our line of aerospace flight deck and cabin printers.

7
6

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
The accounting policies of the reporting segments are the same as those described in the summary of significant accounting policies herein. We evaluate segment performance based on the segment profit before corporate and financial administration expenses.
Summarized below are the revenue and segment operating profit (loss) (both in dollars and as a percentage of revenue) for each reporting segment:

($ in thousands)	Revenue			Segment Operating Profit (Loss)			Segment Operating Profit (Loss) as a % of Revenue
	2021	2020	2019	2021	2020	2019	2021	2019	2018

Product Identification	$90,268	$88,116	$86,786	$12,885	$7,509	$7,910	14.3%	8.5%	9.1%
T&M	25,765	45,330	49,871	(1,032)	6,281	11,933	(4.0)%	13.9%	23.9%

Total	$116,033	$133,446	$136,657	11,853	13,790	19,843	(10.3)%	10.3%	14.5%

Corporate Expenses				9,420	11,357	11,123

Operating Income				2,433	2,433	8,720
Other Expense, Net				(254)	(1,063)	(1,412)

Income Before Income Taxes				2,179	1,370	7,308
Income Tax Provision (Benefit)				895	(389)	1,578

Net Income				$1,284	$1,759	$5,730

No customer accounted for greater than 10% of net revenue in fiscal 2021, 2020 or 2019.
Other information by segment is presented below:

(In thousands)	Assets
	2021	2020

Product Identification	$50,047	$51,439
T&M	51,262	57,050
Corporate*	14,164	8,175

Total	$115,473	$116,664

*	Corporate assets consist principally of cash, cash equivalents, deferred tax assets and refunds, and certain prepaid corporate assets.

(In thousands)	Depreciation and Amortization			Capital Expenditures
	2021	2020	2019	2021	2020	2019
Product Identification	$1,835	$1,928	$1,888	$1,563	$2,001	$1,935
T&M	4,148	4,356	4,264	1,024	905	710

Total	$5,983	$6,284	$6,152	$2,587	$2,906	$2,645

Geographical Data
Presented below is selected financial information by geographic area:

(In thousands)	Revenue			Long-Lived Assets*
	2021	2020	2019	2021	2020

United States	$70,911	$83,671	$83,668	$31,226	$34,072
Europe	29,029	29,617	31,574	2,274	2,544
Canada	5,574	5,719	6,692	13	35
Asia	5,105	8,316	8,207	—	—
Central and South America	3,950	4,145	4,147	—	—
Other	1,464	1,978	2,369	—	—

Total	$116,033	$133,446	$136,657	$33,513	$36,651

*
Long-lived assets exclude goodwill assigned to the T&M segment of $4.5 million at both January 31, 2021 and 2020 and $8.3 million and $7.5 million assigned to the PI segment at January 31, 2021 and 2020, respectively.

Note 18—Employee Benefit Plans
We sponsor a Profit-Sharing Plan (the “Plan”) which provides retirement benefits to all eligible domestic employees. The Plan allows participants to defer a portion of their cash compensation and contribute such deferral to the Plan through payroll deductions. The Company makes matching contributions up to specified levels. The deferrals are made within the limits prescribed by Section 401(k) of the Internal Revenue Code.
All contributions are deposited into trust funds. It
 is
our
 policy
to fund any
contributions accrued. Our annual contribution amounts are determined by the Board of Directors. Contributions paid or accrued amounted to $0.4 million in fiscal 2021 and $0.5 million in both fiscal 2020 and 2019.
Note 19—Product Warranty Liability
We offer a manufacturer’s warranty for the majority of our hardware products. The specific terms and conditions of warranty vary depending upon the products sold and country in which we do business. We estimate the warranty costs based on historical claims experience and record a liability in the amount of such estimates at the time product revenue is recognized. We regularly assess the adequacy of our recorded warranty liabilities and adjusts the amounts as necessary. Activity in the product warranty liability, which is included in other accrued expenses in the accompanying consolidated balance sheet, is as follows:

	January 31
	2021	2020	2019
(In thousands)

Balance, beginning of the year	$850	$832	$575
Provision for Warranty Expense	855	1,733	1,680
Cost of Warranty Repair s	(975)	(1,715)	(1,423)

Balance, end of the year	$730	$850	$832

Note 20—Concentration of Risk
Credit is generally extended on an uncollateralized basis to almost all customers after review of credit worthiness. Concentration of credit and geographic risk with respect to accounts receivable is limited due to the large number and general dispersion of accounts which constitute our customer base. We periodically perform on-going
credit evaluations of our customers. We have not historically experienced significant credit losses on collection of our accounts receivable.

During the years ended January 31, 2021, 2020 and 2019, one vendor accounted for 23.2%, 21.2% and 21.6% of purchases, and 23.8%, 28.0% and 28.7% of accounts payable, respectively, as of January 31, 2021, 2020 and 2019.
Note 21—Commitments and Contingencies
We are subject to contingencies, including legal proceedings and claims arising in the normal course of business that cover a wide range of matters including, among others, contract and employment claims; workers compensation claims; product liability; warranty and modification; and adjustment or replacement of component parts of units sold.
Direct costs associated with the estimated resolution of contingencies are accrued at the earliest date at which it is deemed probable that a liability has been incurred and the amount of such liability can be reasonably estimated. While it is impossible to ascertain the ultimate legal and financial liability with respect to contingent liabilities, including lawsuits, we believe that the aggregate amount of such liabilities, if any, in excess of amounts provided or covered by insurance, will not have a material adverse effect on the consolidated financial position or results of operations. It is possible, however, that future results of operations for any particular future period could be materially affected by changes in our assumptions or strategies related to these contingencies or changes out of our control.
Note 22—Fair Value Measurements
Assets and Liabilities Recorded at Fair Value on a Recurring Basis
The following tables provide a summary of the financial liabilities that are measured at fair value:

Liabilities measured at fair value:	Fair value measurement at January 31, 2021				Fair value measurement at January 31, 2020
(in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

Cross-Currency Interest Rate Swap Contract (included in Other Long-Term Liabilities)	$—	$—	$—	$—	$—	$250	$—	$250
Interest Rate Swap Contract (included in Other Long-Term Liabilities)	—	—	—	—	—	96	—	96
Earnout Liability (included in Other Liabilities)	—	—	—	—	—	—	14	14

Total liabilities	$—	$—	$—	$—	$—	$346	$14	$360

We used the market approach to measure fair value of our derivative instruments. These derivative instruments were measured at fair value using readily observable market inputs, such as quotations on interest rates and foreign exchange rates and are classified as Level 2 because they are over-the-counter
contracts with a bank counterparty that are not traded in an active market.

Assets and Liabilities Not Recorded at Fair Value on the Consolidated Balance Sheet
Our long-term debt, including the current portion of long-term debt not reflected in the financial statements at fair value, is reflected in the table below:

	Fair Value Measurement at January 31, 2021
(In thousands)	Level 1	Level 2	Level 3	Total	Carrying Value
Long-Term Debt and Related Current Maturities	$—	$—	$12,586	$12,586	$12,576

	Fair Value Measurement at January 31, 2020
(In thousands)	Level 1	Level 2	Level 3	Total	Carrying Value
Long-Term Debt and Related Current Maturities	$—	$—	$13,258	$13,258	$13,034
The above table does not include the PPP loan, as the fair value of the PPP loan approximates its carrying value.
The fair value of our long-term debt, including the current portion, is estimated by discounting the future cash flows using current interest rates at which similar borrowings with the same maturities would be made to borrowers with similar credit ratings and is classified as Level 3.
Note 2
3
—Subsequent Event
On March 24, 2021, we entered into a First Amendment to Credit Agreement (the “Amendment”) to the A&R Credit Agreement

(the “A&R Credit Agreement,”
 as
amended by the Amendment; the “Amended Credit Agreement”) with Bank of America, N.A., as lender (the “Lender”), ANI ApS and TrojanLabel. Immediately prior to the closing of the Amendment, we repaid $2.6 million in principal amount of the term loan outstanding under the A&R Credit Agreement, resulting in an outstanding balance of the term loan of $10.0 million and no amount drawn and outstanding under the revolving credit facility under the A&R Credit Agreement.
The Amended Credit Agreement provides for (i) a term loan in the principal amount of $10.0 million, and (ii) a $22.5 million revolving credit facility available for general corporate purposes. At the closing of the Amend ment
,
w
e
borrowed the entire $10.0 million term loan which was used to refinance, in full, the outstanding term loan under the A&R Credit Agreement. Under the Amended Credit Agreement, revolving credit loans may continue to be borrowed, at our option, in U.S. Dollars or, subject to certain conditions, Euros, British Pounds, Canadian Dollars or Danish Kroner.
The Amended Credit Agreement requires that the term loan be paid as follows: the principal amount of each quarterly installment required to be paid on the last day of each of our fiscal quarters ending on or about April 30, 2021 through January 31, 2022 is $187,500; the principal amount of each quarterly installment required to be paid on the last day of each of our fiscal quarters ending on or about April 30, 2022 through January 31, 2023 is $250,000; the principal amount of each quarterly installment required to be paid on the last day of each of our fiscal quarters ending on or about April 30, 2023 through January 31, 2025 is $312,500; the principal amount of each quarterly installment required to be paid on the last day of each of our fiscal quarters ending on or about April 30, 2025 and July 31, 2025 is $500,000; and the entire remaining principal balance of the term loan is required to be paid on September 30, 2025. We may voluntarily prepay the term loan, in whole or in part, from time to time without premium or penalty (other than customary breakage costs, if applicable). We may repay borrowings under the revolving credit facility at any time without premium or penalty (other than customary breakage costs, if applicable), but in any event no later than September 30, 2025, at which time any outstanding revolving loans will be due and payable in full, and the revolving credit facility will terminate. We may reduce or terminate the revolving line of credit at any time, subject to certain thresholds and conditions, without premium or penalty.

8
0

The Amended Credit Agreement includes an uncommitted accordion provision under which the term loan and/or revolving credit facility commitments may be increased in an aggregate principal amount not exceeding $10.0 million, subject to obtaining the agreement of the Lender and the satisfaction of certain other conditions.
The interest rates under the
Prior
Credit Agreement were modified in the Amended Credit Agreement as follows: the term loan and revolving credit loans bear interest at a rate per annum equal to, at our option, either (a) the LIBOR Rate as de fin
ed
 in the Amended Credit Agreement (or in the case of revolving credit loans denominated in a currency other than U.S. Dollars, the applicable quoted rate), plus a margin that varies within a range of 1.60% to 2.30% based on our consolidated leverage ratio, or (b) a fluctuating reference rate equal to the highest of (i) the federal fund rate plus 0.50%, (ii) Bank of America’s publicly announced prime rate, (iii) the LIBOR Rate plus 1.00% or (iv) 0.50%, plus a margin that varies within a range of 0.60% to 1.30% based on our consolidated leverage ratio. In addition to certain other fees and expenses that we are required to pay to the Lender, we are required to pay a commitment fee on the undrawn portion of the revolving credit facility that varies within a range of 0.15% and 0.30% based on our consolidated leverage ratio. The commitment fee paid on the undrawn portion of the revolving credit facility was $28,000 for fiscal year 2021 and is included in the interest expense line in the consolidated income statement for the period ended January 31, 2021.
As under the Prior Credit Agreement, the loans under the Amended Credit Agreement are subject to certain mandatory prepayments, subject to various exceptions, from (a) net cash proceeds from certain dispositions of property, (b) net cash proceeds from certain issuances of equity, (c) net cash proceeds from certain issuances of additional debt and (d) net cash proceeds from certain extraordinary receipts.
Amounts repaid under the revolving credit facility may be reborrowed, subject to continued compliance with the Amended Credit Agreement. No amount of the term loan that is repaid may be reborrowed.
We must comply with various customary financial and
non-financial
covenants under the Amended Credit Agreement. The financial covenants under the Amended Credit Agreement consist of a maximum consolidated leverage ratio and a minimum consolidated fixed charge coverage ratio. The minimum EBITDA, minimum consolidated asset coverage ratio, minimum liquidity and maximum capital expenditures covenants with which we were required to comply under the Prior Credit Agreement were eliminated by the Amendment. The primary non-financial
covenants limit our and our subsidiaries’ ability to incur future indebtedness, to place liens on assets, to pay dividends or distributions on their capital stock, to repurchase or acquire their capital stock, to conduct mergers or acquisitions, to sell assets, to alter their capital structure, to make investments and loans, to change the nature of their business, and to prepay subordinated indebtedness, in each case subject to certain exceptions and thresholds as set forth in the Amended Credit Agreement, certain of which provisions were modified by the Amendment.
The Lender is entitled to accelerate repayment of the loans and to terminate its revolving credit commitment under the Amended Credit Agreement upon the occurrence of any of various customary events of default, which include, among other events, the following (which are subject, in some cases, to certain grace periods): failure to pay when due any principal, interest or other amounts in respect of the loans, breach of any of our covenants or representations under the loan documents, default under any other of our or our subsidiaries’ significant indebtedness agreements, a bankruptcy, insolvency or similar event with respect to us or any of our subsidiaries, a significant unsatisfied judgment against us or any of our subsidiaries, or a change of control.
Our obligations under the Amended Credit Agreement continue to be secured by substantially all of our personal property assets (including a pledge of the equity interests held in ANI ApS, in our wholly-owned German subsidiary AstroNova GmbH, and in our wholly-owned French subsidiary AstroNova SAS), subject to certain exceptions, and by a mortgage on our owned real property in West Warwick, Rhode Island. Pursuant to the Amendment, the guarantees of our obligations under the Prior Credit Agreement that were previously provided by ANI ApS and TrojanLabel were released.

8
1

SUPPLEMENTARY DATA
Quarterly Financial Information (Unaudited)

	2021				2020
(In thousands, except per share data)	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
Revenue	$30,919	$27,658	$28,017	$29,438	$36,181	$33,468	$33,318	$30,479
Cost of Revenue	20,064	17,871	18,282	18,456	21,942	21,491	21,021	20,234
Gross Profit	10,855	9,787	9,735	10,982	14,239	11,977	12,297	10,245
	35.1%	35.4%	34.7%	37.3%	39.4%	35.8%	36.9%	33.6%
Operating Expenses (1):
Selling & Marketing	$5,925	$5,555	$5,553	$6,267	$6,765	$6,413	$6,944	$6,762
Research & Development	1,940	1,493	1,412	1,361	2,007	1,785	2,076	2,216
General & Administrative	2,327	2,535	2,353	2,206	2,999	2,616	2,830	2,912
Total Operating Expenses	10,192	9,583	9,318	9,834	11,771	10,814	11,850	11,890
Operating Income (Loss)	663	204	417	1,148	2,468	1,163	447	(1,645)
	2.1%	0.7%	1.5%	3.9%	6.8%	3.5%	1.3%	(5.4)%
Other Income (Expense), Net	(349)	328	(437)	204	(368)	(183)	(238)	(275)
Income (Loss) Before Taxes	314	532	(20)	1,352	2,100	980	209	(1,920)
Income Tax Provision (Benefit)	(118)	529	(32)	516	400	29	(247)	(572)
Net Income (Loss)	$432	$3	$12	$836	$1,700	$951	$456	$(1,348)
Net Income (Loss) per Common Share—Basic	$0.06	$0.00	$0.00	$0.12	$0.24	$0.14	$0.06	$(0.19)
Net Income (Loss) per Common Share—Diluted	$0.06	$0.00	$0.00	$0.12	$0.23	$0.13	$0.06	$(0.19)
Annual totals may not agree to the summation of quarterly information due to insignificant rounding and the required calculation conventions.

(1)	Certain amounts reported in the prior quarters may have been reclassified to conform to our current presentation at year-end.

ASTRONOVA, INC.
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

Description	Balance at Beginning of Year	Provision/ (Benefit) Charged to Operations	Deductions(2)	Balance at End of Year
Allowance for Doubtful Accounts(1):
(In thousands)
Year Ended January 31,
2021	$856	$194	$4	$1,054
2020	$521	$546	$(211)	$856
2019	$377	$310	$(166)	$521

(1)	The allowance for doubtful accounts has been netted against accounts receivable in the balance sheets as of the respective balance sheet dates.
(2)	Uncollectible accounts written off, net of recoveries.

8
3