Form 10-Q
period 2021-05-01
AstroNova, Inc.
filed 2021-06-10
CIK 8146

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 1, 2021
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
The number of shares of the registrant’s common stock, $.05 par value per share, outstanding as of June 8, 2021 was
7,231,068.

ASTRONOVA, INC.

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements
ASTRONOVA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Data)

	May 1, 2021	January 31, 2021
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$11,414	$11,439
Accounts Receivable, net	15,249	17,415
Inventories, net	29,474	30,060
Prepaid Expenses and Other Current Assets	2,072	1,807

Total Current Assets	58,209	60,721
Property, Plant and Equipment, net	12,124	12,011
Intangible Assets, net	20,496	21,502
Goodwill	12,730	12,806
Deferred Tax Assets	5,944	5,941
Right of Use Assets	1,302	1,389
Other Assets	1,251	1,103

TOTAL ASSETS	$112,056	$115,473

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts Payable	$5,639	$5,734
Accrued Compensation	2,951	2,852
Other Liabilities and Accrued Expenses	3,448	3,939
Current Liability – Royalty Obligation	2,000	2,000
Current Portion of Long-Term Debt	813	5,326
Current Liability – Excess Royalty Payment Due	—	177
Deferred Revenue	330	285
Income Taxes Payable	260	655

Total Current Liabilities	15,441	20,968
Long-Term Debt, net of current portion	8,884	7,109
Royalty Obligation, net of current portion	5,711	6,161
Long-Term Debt – PPP Loan	4,422	4,422
Lease Liabilities, net of current portion	983	1,065
Other Long-Term Liabilities	680	681
Deferred Tax Liabilities	402	384

TOTAL LIABILITIES	36,523	40,790
SHAREHOLDERS’ EQUITY
Common Stock, $0.05 Par Value, Authorized 13,000,000 shares; Issued 10,479,139 shares and 10,425,094 shares at May 1, 2021 and January 31, 2021, respectively	524	521
Additional Paid-in Capital	58,576	58,049
Retained Earnings	50,678	50,085
Treasury Stock, at Cost, 3,312,687 and 3,297,058 shares at May 1, 2021 and January 31, 2021, respectively	(33,796)	(33,588)
Accumulated Other Comprehensive Loss, net of tax	(449)	(384)

TOTAL SHAREHOLDERS’ EQUITY	75,533	74,683

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$112,056	$115,473

See Notes to condensed consolidated financial statements (unaudited).

ASTRONOVA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended
	May 1, 2021	May 2, 2020

Revenue	$29,078	$30,919
Cost of Revenue	18,190	20,064
Gross Profit	10,888	10,855
Operating Expenses:
Selling and Marketing	6,092	5,925
Research and Development	1,717	1,940
General and Administrative	2,344	2,327
Operating Expenses	10,153	10,192
Operating Income	735	663
Other Expense, net	369	349
Income Before Income Taxes	366	314
Income Tax Benefit	(227)	(118)
Net Income	$593	$432
Net Income per Common Share—Basic:	$0.08	$0.06
Net Income per Common Share—Diluted:	$0.08	$0.06
Weighted Average Number of Common Shares Outstanding:
Basic	7,145	7,073
Diluted	7,265	7,105
See Notes to condensed consolidated financial statements (unaudited).

ASTRONOVA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands)
(Unaudited)

	Three Months Ended
	May 1, 2021	May 2, 2020

Net Income	$593	$432
Other Comprehensive Loss, Net of Taxes:
Foreign Currency Translation Adjustments	(81)	(142)
Change in Value of Derivatives Designated as Cash Flow Hedge	—	(46)
Loss (Gain) from Cash Flow Hedges Reclassified to Income Statement	16	(33)
Other Comprehensive Loss	(65)	(221)
Comprehensive Income	$528	$211
See Notes to condensed consolidated financial statements (unaudited).

ASTRONOVA, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
($ In Thousands, Except per Share Data)
(Unaudited)

	Common Stock		Additional Paid-in	Retained	Treasury	Accumulated Other Comprehensive	Total Shareholders’
	Shares	Amount	Capital	Earnings	Stock	Income (Loss)	Equity
Balance January 31, 2020	10,343,610	$517	$56,130	$49,298	$(33,477)	$(1,093)	$71,375
Share-Based Compensation	—	—	495	—	—	—	495
Employee Option Exercises	4,456	—	32	—	—	—	32
Restricted Stock Awards Vested, net	23,638	1	(1)	—	(54)	—	(54)
Common Stock – Cash Dividend - $0.07 per share	—	—	—	(497)	—	—	(497)
Net Income	—	—	—	432	—	—	432
Other Comprehensive Loss	—	—	—	—	—	(221)	(221)

Balance May 2, 2020	10,371,704	$518	$56,656	$49,233	$(33,531)	$(1,314)	$71,562

	Common Stock		Additional Paid-in	Retained	Treasury	Accumulated Other Comprehensive	Total Shareholders’
	Shares	Amount	Capital	Earnings	Stock	Income (Loss)	Equity
Balance January 31, 2021	10,425,094	$521	$58,049	$50,085	$(33,588)	$(384)	$74,683
Share-Based Compensation	—	—	478	—	—	—	478
Employee Option Exercises	5,746	—	52	—	—	—	52
Restricted Stock Awards Vested, net	48,299	3	(3)	—	(208)	—	(208)
Net Income	—	—	—	593	—	—	593
Other Comprehensive Loss	—	—	—	—	—	(65)	(65)

Balance May 1, 2021	10,479,139	$524	$58,576	$50,678	$(33,796)	$(449)	$75,533

See Notes to condensed consolidated financial statements (unaudited).

ASTRONOVA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Three Months Ended
	May 1, 2021	May 2, 2020
Cash Flows from Operating Activities:
Net Income	$593	$432
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	1,425	1,568
Amortization of Debt Issuance Costs	25	12
Share-Based Compensation	478	495
Changes in Assets and Liabilities:
Accounts Receivable	2,165	1,220
Inventories	568	1,237
Income Taxes	(387)	(90)
Accounts Payable and Accrued Expenses	(552)	(1,140)
Other	(406)	(314)

Net Cash Provided by Operating Activities	3,909	3,420
Cash Flows from Investing Activities:
Additions to Property, Plant and Equipment	(544)	(626)

Net Cash Used for Investing Activities	(544)	(626)
Cash Flows from Financing Activities:
Net Cash Proceeds from Employee Stock Option Plans	34	6
Net Cash Proceeds from Share Purchases under Employee Stock Purchase Plan	18	26
Net Cash Used for Payment of Taxes Related to Vested Restricted Stock	(208)	(54)
Borrowings under Revolving Credit Facility	—	5,000
Payment of Minimum Guarantee Royalty Obligation	(500)	(500)
Proceeds from Long-Term Debt Borrowings	10,000	—
Payoff of Long-Term Debt	(12,576)	—
Principal Payments on Long-Term Debt	(187)	—
Dividends Paid	—	(497)

Net Cash Provided by (Used) for Financing Activities	(3,419)	3,981

Effect of Exchange Rate Changes on Cash and Cash Equivalents	29	67

Net Increase (Decrease) in Cash and Cash Equivalents	(25)	6,842
Cash and Cash Equivalents, Beginning of Period	11,439	4,249

Cash and Cash Equivalents, End of Period	$11,414	$11,091

Supplemental Disclosures of Cash Flow Information:
Cash Paid During the Period for Interest	$115	$124
Cash Paid During the Period for Income Taxes, Net of Refunds	$131	$128
See Notes to condensed consolidated financial statements (unaudited).

ASTRONOVA, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Note 1 – Business and Basis of Presentation
Overview
Headquartered in West Warwick, Rhode Island, AstroNova, Inc. leverages its expertise in data visualization technologies to design, develop, manufacture and distribute a broad r
a
nge of specialty printers and data acquisition and analysis systems. Our products are employed around the world in a wide range of applications in the aerospace, apparel, automotive, avionics, chemical, computer peripherals, communications, distribution, food and beverage, general manufacturing, packaging and transportation industries
Our business consists of two
 segments, Product Identification (“PI”) and Test & Measurement (“T&M”). The PI segment includes specialty printing systems and related supplies sold under the QuickLabel®, TrojanLabel® and GetLabels™ brand names. The T&M segment includes our line of aerospace printers and test and measurement data acquisition systems sold under the AstroNova® brand name.
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
10-K
for the fiscal year ended January 31, 2021.
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
10-K
for the fiscal year ended January 31, 2021.
Recently Adopted Accounting Pronouncements
Income Taxes
In December 2019, the FASB issued an ASU
2019-12,
“Simplifying the Accounting for Income Taxes,” which simplifies the accounting for income taxes, eliminates certain exceptions within ASC 740, Income Taxes, and clarifies certain aspects of the current guidance to promote consistency among reporting entities. ASU
2019-12
is effective for fiscal years beginning after December 15, 2020. Most amendments within the standard are required to be applied on a prospective basis, while certain amendments must be applied on a retrospective or modified retrospective basis. We adopted ASU
2019-12
for the period beginning February 1, 2021. The adoption of this guidance did not have a material impact on our consolidated financial statements and accompanying disclosures.
No other new accounting pronouncements, issued or effective during the three months of the current year, have had or are expected to have a material impact on our consolidated financial statements.
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
Revenues disaggregated by primary geographic markets and major product types are as follows:
Primary geographical markets:

	Three Months Ended
(In thousands)	May 1, 2021	May 2, 2020

United States	$16,693	$19,789
Europe	8,599	7,450
Canada	1,546	1,428
Asia	1,085	1,009
Central and South America	760	954
Other	395	289
Total Revenue	$29,078	$30,919
Major product types:

	Three Months Ended
(In thousands)	May 1, 2021	May 2, 2020

Hardware	$7,647	$8,914
Supplies	18,211	19,118
Service and Other	3,220	2,887
Total Revenue	$29,078	$30,919

Contract Assets and Liabilities
We normally do not have contract assets, which are primarily unbilled accounts receivable that are conditional on something other than the passage of time.
Our contract liabilities, which represent billings in excess of revenue recognized, are related to advanced billings for purchased service agreements and extended warranties. Contract liabilities were $330,000 and $285,000 at May 1, 2021 and January 31, 2021, respectively, and are recorded as deferred revenue in the accompanying condensed consolidated balance sheet. The increase in the deferred revenue balance during the three months ended May 1, 2021 is primarily due to cash payments received in advance of satisfying performance obligations in the current period, offset by $
127,000
of
revenue recognized during the period that was included in the deferred revenue balance at January 31, 2021.
Contract Costs
We recognize an asset for the incremental costs of obtaining a contract with a customer if we expect the benefit of those costs to be longer than one year. We have determined that certain costs related to obtaining sales contracts for our aerospace printer products meet the requirement to be capitalized. These costs are deferred and amortized based on the forecasted number of units sold over the remaining benefit term, which we currently estimate to be approximately 5 years. The balance of these contract assets at January 31, 2021 was $917,000. We amortized $9,000 of direct costs for the three months ended May 1, 2021 and the balance of deferred incremental direct costs net of accumulated amortization at May 1, 2021 was $908,000, of which $74,000 is reported in other current assets and $834,000 is reported in other assets in the accompanying condensed consolidated balance sheet.
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

A reconciliation of the shares used in calculating basic and diluted net income per share is as follows:

	Three Months Ended
	May 1, 2021	May 2, 2020

Weighted Average Common Shares Outstanding – Basic	7,144,697	7,073,278
Effect of Dilutive Options, Restricted Stock Awards and Restricted Stock Units	120,632	31,365
Weighted Average Common Shares Outstanding – Diluted	7,265,329	7,104,643
For the three months ended May 1, 2021 and May 2, 2020, the diluted per share amounts do not reflect common equivalent shares outstanding of 622,020 and 865,157, respectively, because of their anti-dilutive effect.

Note 5 – Intangible Assets
Intangible assets are as follows:

	May 1, 2021				January 31, 2021
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Currency Translation Adjustment	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Currency Translation Adjustment	Net Carrying Amount
Miltope:
Customer Contract Relationships	$3,100	$(2,342)	$—	$758	$3,100	$(2,284)	$—	$816
RITEC:
Customer Contract Relationships	2,830	(1,507)	—	1,323	2,830	(1,423)	—	1,407
TrojanLabel:
Existing Technology	2,327	(1,497)	186	1,016	2,327	(1,405)	196	1,118
Distributor Relations	937	(422)	84	599	937	(396)	89	630
Honeywell:
Customer Contract Relationships	27,243	(10,443)	—	16,800	27,243	(9,712)	—	17,531

Intangible Assets, net	$36,437	$(16,211)	$270	$20,496	$34,437	$(15,220)	$285	$21,502

There were

no impairments to intangible assets during the periods ended May 1, 2021 and May 2, 2020.
With respect to the acquired intangibles included in the table above, amortization expense of $1.0 million has been included in the condensed consolidated statements of income for each of the three months ended May 1, 2021 and May 2, 2020.
Estimated amortization expense for the next five fiscal years is as follows:

(In thousands)	Remaining 2022	2023	2024	2025	2026

Estimated amortization expense	$2,968	$3,976	$4,075	$3,420	$3,026
Note 6 – Inventories
Inventories are stated at the lower of cost
(first-in,
first-out)
and net realizable value and include material, labor and manufacturing overhead. The components of inventories are as follows:

(In thousands)	May 1, 2021	January 31, 2021
Materials and Supplies	$19,553	$20,265
Work-In-Process	1,989	2,076
Finished Goods	16,641	16,371

	38,183	38,712
Inventory Reserve	(8,709)	(8,652)

	$29,474	$30,060

Note 7 – Credit Agreement and Debt
On March 24, 2021, we entered into a First Amendment to Credit Agreement (the “Amendment”) to our Amended & Restated Credit Agreement (the “A&R Credit Agreement,” as amended by the Amendment; the “Amended Credit Agreement”) with Bank of America, N.A., as lender (the “Lender”), and our subsidiaries, ANI ApS and TrojanLabel. The A&R Credit Agreement, which we entered into on July, 30, 2020, amended and restated the Credit Agreement dated as of February 28, 2017 (the “Prior Credit Agreement”) by and among us, ANI ApS, TrojanLabel and the Lender. Immediately prior to the closing of the Amendment, we repaid

$
2.6
 million in principal amount of the term loan outstanding under the A&R Credit Agreement, resulting in an outstanding balance of the term loan of $
10.0
 million and
no
amount drawn and outstanding under the revolving credit facility under the A&R Credit Agreement.
The Amended Credit Agreement provides for (i) a term loan in the principal amount of $10.0 million, and (ii) a $22.5 million revolving credit facility available for general corporate purposes. At the closing of the Amendment, we borrowed the entire $10.0 million term loan which was used to refinance, in full, the outstanding term loan under the A&R Credit Agreement. Under the Amended Credit Agreement, revolving credit loans may continue to be borrowed, at our option, in U.S. Dollars or, subject to certain conditions, Euros, British Pounds, Canadian Dollars or Danish Kroner.
The Amended Credit Agreement r
e
quires that the term loan be paid as follows: the principal amount of each quarterly installment required to be paid on the last day of each of our fiscal quarters ending on or about April 30, 2021 through January 31, 2022 is $187,500; the principal amount of each quarterly installment required to be paid on the last day of each of our fiscal quarters ending on or about April 30, 2022 through January 31, 2023 is $250,000; the principal amount of each quarterly installment required to be paid on the last day of each of our fiscal quarters ending on or about April 30, 2023 through January 31, 2025 is $312,500; the principal amount of each quarterly installment required to be paid on the last day of each of our fiscal quarters ending on or about April 30, 2025 and July 31, 2025 is $500,000; and the entire remaining principal balance of the term loan is required to be paid on September 30, 2025. We may voluntarily prepay the term loan, in whole or in part, from time to time without premium or penalty (other than customary breakage costs, if applicable). We may repay borrowings under the revolving credit facility at any time without premium or penalty (other than customary breakage costs, if applicable), but in any event no later than September 30, 2025, at which time any outstanding revolving loans will be due and payable in full, and the revolving credit facility will terminate. We may reduce or terminate the revolving line of credit at any time, subject to certain thresholds and conditions, without premium or penalty.
The Amended Credit Agreement includes an uncommitted accordion provision under which the term loan and/or revolving credit facility commitments may be increased in an aggregate principal amount not exceeding $10.0 million, subject to obtaining the agreement of the Lender and the satisfaction of certain other conditions.
The interest rates under the A&R Credit Agreement were modified in the Amended Credit Agreement as follows: the term loan and revolving credit loans bear interest at a rate per annum equal to, at our option, either (a) the LIBOR Rate as defined in the Amended Credit Agreement (or in the case of revolving credit loans denominated in a currency other than U.S. Dollars, the applicable quoted rate), plus a margin that varies within a range of 1.60% to 2.30% based on our consolidated leverage ratio, or (b) a fluctuating reference rate equal to the highest of (i) the federal fund rate plus 0.50%, (ii) Bank of America’s publicly announced prime rate, (iii) the LIBOR Rate plus 1.00% or (iv) 0.50%, plus a margin that varies within a range of 0.60% to 1.30% based on our consolidated leverage ratio. In addition to certain other fees and expenses that we are required to pay to the Lender, we are required to pay a commitment fee on the undrawn portion of the revolving credit facility that varies within a range of 0.15% and 0.30%
based on our
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
Long-Term Debt
Long-term debt in the accompanying condensed consolidated balance sheets is as follows:

(In thousands)	May 1, 2021	January 31, 2021
USD Term Loan (2.60% as of May 1, 2021); maturity date of September 30, 2025	$9,813	$—
USD Term Loan (4.65% as of January 31, 2021) maturity date of June 15, 2022	—	12,576

	$9,813	$12,576
Debt Issuance Costs, net of accumulated amortization	(116)	(141)
Current Portion of Term Loans	(813)	(5,326)

Long-Term Debt	$8,884	$7,109

During the three months ended May 1, 2021 and May 2, 2020, we recognized $115,000 and $79,000 of interest expense, respectively, which was included in other income (expense) in the accompanying condensed consolidated income statement.
The schedule of required principal payments remaining during the next five years on long-term debt outstanding as of May 1, 2021 is as follows:

(In thousands)
Fiscal 2022, remainder	$563
Fiscal 2023	1,000
Fiscal 2024	1,000
Fiscal 2025	1,250
Fiscal 2026	6,000

$9,813

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
The PPP Loan, which will mature on May 6, 2022, is unsecured and bears interest at a rate of 1.0% per annum, accruing from the loan date, and is payable monthly. No payments are due on the PPP Loan until the date on which the SBA determines the amount of the PPP Loan that is eligible for forgiveness, so long as we apply for forgiveness within the ten months from the end of the twenty-four week period following the date of loan disbursement, but interest will continue to accrue during the deferral period. We have accrued interest for the PPP Loan in the amount of
$11,000, which is included in other expense in the accompanying condensed consolidated statements of income for the three month period ended May 1, 2021. A total of $44,000 of interest has been accrued on the PPP Loan and is included in other liabilities and accrued expenses in the accompanying condensed consolidated balance sheet as of May 1, 2021.

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
Subject to the limitations and conditions set forth in the CARES Act, the PPP Flexibility Act, and the regulations and guidance provided by the SBA with respect to the PPP, a portion of the PPP Loan may be forgiven in an amount up to the amount of the PPP Loan proceeds that we spent on payroll, rent, utilities and interest on certain debt during the twenty-four-week period following incurrence of the PPP Loan. Interest accrued on the forgiven portion of the principal amount of the PPP Loan is also forgiven. The amount of the PPP Loan to be forgiven in respect of rent, utilities and interest on certain debt will be capped at 40%
of the forgiven amount, with the remaining forgiven amount allocated to payroll costs. We have fully utilized the PPP Loan proceeds for qualifying expenses during fiscal year 2021 and in the first quarter of this current year we have applied for forgiveness of the PPP Loan (including all associated accrued interest) in accordance with the terms of the CARES Act, as amended by the PPP Flexibility Act. Whether our application for forgiveness will be granted and in what amount is subject to approval by the SBA and may also be subject to further requirements in any regulations and guidelines the SBA may adopt. The PPP Loan is classified as long-term debt in the condensed consolidated balance sheet until the forgiveness determination has been made by the SBA.
Note 9 – Derivative Financial Instruments and Risk Management
In 2017, we entered into a cross-currency interest rate swap to manage the interest rate risk and foreign currency exchange risk associated with the floating-rate foreign currency-denominated term loan borrowing by our Danish Subsidiary and an interest rate swap to manage the interest rate risk associated with our variable rate term loan borrowing. Both swaps were designated as cash flow hedges of floating-rate borrowings.
Our cross-currency interest rate swap agreement effectively modified our exposure to interest rate risk and foreign currency exchange rate risk by converting our floating-rate debt denominated in U.S. Dollars on our Danish subsidiary’s books to a fixed-rate debt denominated in Danish Kroner for the term of the loan, thus reducing the impact of interest-rate and foreign currency exchange rate changes on future interest expense and principal repayments. This swap involved the receipt of floating rate amounts in U.S. Dollars in exchange for fixed-rate interest payments in Danish Kroner, as well as exchanges of principal at the inception spot rate, over the life of the term loan.
The interest rate swap agreement eff
e
ctively modified our exposure to interest rate risk by effectively converting our floating-rate term-loan debt to fixed-rate debt, thus reducing the impact of interest-rate changes on future interest expense. This swap involved the receipt of floating rate amounts in U.S. Dollars in exchange for fixed rate payments in U.S. dollars over the life of the term loan.
As a direct result of the terms of the Lender’s conditions for entry into the A&R Credit Agreement, on July 30, 2020, we terminated these two swaps. The terms of the A&R Credit Agreement caused those swaps to cease to be effective hedges of the underlying exposures.
The termination of the swaps was contracted immediately prior to the end of the second quarter of fiscal 2021 at a cash cost of approximately

$
0.7
 million which was settled in the third quarter of fiscal 2021. Upon termination, the remaining balance of $
58,000
in accumulated other comprehensive loss related to the cross-currency interest rate swap was reclassified into earnings as the forecasted foreign currency interest payments will not occur. The remaining balance in accumulated other comprehensive loss related to the interest rate swap of $
0.2
 million is being amortized into earnings through the original term of the hedge relationship as the underlying floating interest rate debt still exists.
The following table presents the impact of our derivative instruments in our condensed consolidated financial statements for the three months ended May 1, 2021 and May 2, 2020:

	Three Months Ended
	Amount of Gain (Loss) Recognized in OCI on Derivative		Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income
Cash Flow Hedge (In thousands)	May 1, 2021	May 2, 2020		May 1, 2021	May 2, 2020
Swap contracts	$—	$(58)	Other Expense	$(20)	$43

At May 1, 2021, we expect to reclassify approximately $0.1 million of net losses on the frozen OCI balance associated with the terminated interest rate swap from accumulated other comprehensive loss to earnings during the next 12 months due to the payment of variable interest associated with the floating interest rate debt.

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
The guaranteed minimum royalty payment obligation was recorded at the present value of the minimum annual royalty payments using a present value factor of 2.8%, which is based on the estimated after-tax
cost of debt for similar companies. As of May 1, 2021, we had paid an aggregate of $6.0 million of the guaranteed minimum royalty obligation. At May1, 2021, the current portion of the outstanding guaranteed minimum royalty obligation of $2.0 million is to be paid over the next twelve months and is reported as a current liability and the remainder of $5.7 million is reported as a long-term liability on our condensed consolidated balance sheet. We did not incur any excess royalty expense for the three month period ended May 1, 2021. A total of $0.2 million in excess royalties was paid in the first quarter of the current fiscal year and there are no excess royalty payables due as a result of this agreement for the period ended May 1, 2021.
Note 11 – Leases
We enter into lease contracts for certain of our facilities at various locations worldwide. Our leases have remaining lease terms of 1 to 6 years, some of which include options to extend the lease term for periods of up to five years when it is reasonably certain that we will exercise such options.
Balance sheet and other information related to our leases is as follows:

Operating Leases (In thousands)	Balance Sheet Classification	May 1, 2021	January 31, 2021
Lease Assets	Right of Use Assets	$1,302	$1,389
Lease Liabilities – Current	Other Liabilities and Accrued Expenses	366	372
Lease Liabilities – Long Term	Lease Liabilities	983	1,065
Lease cost information is as follows:

		Three Months Ended
Operating Leases (In thousands)	Statement of Income Classification	May 1, 2021	May 2, 2020
Operating Lease Costs	General and Administrative Expense	$136	$120
Maturities of operating lease liabilities are as follows:

(In thousands)	May 1, 2021
2022, remaining	$279
2023	317
2024	290
2025	182
2026	162
Thereafter	267

Total Lease Payments	1,497
Less: Imputed Interest	(148)

Total Lease Liabilities	$1,349

As of May 1, 2021, the weighted-average remaining lease term and weighted-average discount rate for our operating leases are 5.0 years and 4.0%, respectively. We calculated the weighted-average discount rate using incremental borrowing rates, which equal the rates of interest that we would pay to borrow funds on a fully collateralized basis over a similar term.

Supplemental cash flow information related to leases is as follows:

	Three Months Ended
(In thousands)	May 1, 2021	May 2, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$92	$106

Note 12 – Accumulated Other Comprehensive Loss
The changes in the balance of accumulated other comprehensive loss (“AOCL”) by component are as follows:

(In thousands)	Foreign Currency Translation Adjustments	Cash Flow Hedges	Total
Balance at January 31, 2021	$(275)	$(109)	$(384)
Other Comprehensive Loss before reclassification	(81)	—	(81)
Amounts reclassified from AOCL to Earnings	—	16	16

Other Comprehensive Income (Loss)	(81)	16	(65)

Balance at May 1, 2021	$(356)	$(93)	$(449)

The amounts presented above in other comprehensive loss are net of taxes except for translation adjustments associated with our German and Danish subsidiaries.
Note 13 – Share-Based Compensation
We have one equity incentive plan from which we are authorized to grant equity awards, the AstroNova, Inc. 2018 Equity Incentive Plan (the “2018 Plan”). The 2018 Plan provides for, among other things, the issuance of awards, including incentive stock options, non-qualified stock options, stock appreciation rights, time-based restricted stock units (“RSUs”), or performance-based restricted stock units (“PSUs”) and restricted stock awards (“RSAs”). The 2018 Plan
a
uthorizes the issuance of up to
 950,000 shares of common stock, plus an additional number of shares equal to the number of shares subject to awards granted under previous equity incentive plans that are forfeited, cancelled, satisfied without the issuance of stock, otherwise terminated (other than by exercise), or, for shares of stock issued pursuant to any unvested award, that are reacquired by us at not more than the grantee’s purchase price (other than by exercise). Under the 2018 Plan, all awards to employees generally have a minimum vesting period of one year. Options granted under the 2018 Plan must be issued at an exercise price of not less than the fair market value of our common stock on the date of grant and expire after ten years. Under the 2018
Plan, there were
145,534

unvested RSUs; 75,926 unvested PSUs; 48,000 unvested RSAs and options to purchase an aggregate of
 135,500

shares outstanding as of May 1, 2021.
In addition to the 2018 Plan, we previously granted equity awards under our 2015 Equity Incentive Plan (the “2015 Plan”) and our 2007 Equity Incentive Plan (the “2007 Plan”). No new awards may be issued under either the 2007 or 2015 plans, but outstanding awards will continue to be governed by those plans. As of May 1, 2021, options to purchase an aggregate of 327,418 shares were outstanding under the 2007 Plan and 3,750 unvested RSUs and options to purchase an aggregate of
141,375
shares
were outstanding under the 2015 Plan.
We also have a
Non-Employee
Director Annual Compensation Program (the “Program”), under which each of our non-employee
directors automatically receives a grant of restricted stock on the date of their re-election
to our board of directors. The number of whole shares granted is equal to the number calculated by dividing the stock component of the director compensation amount determined by the compensation committee for that year by the fair market value of our stock on that day. The value of the restricted stock award for fiscal 2022 is $60,000. Shares of restricted stock granted under the Program become vested on the first anniversary of the date of grant, conditioned upon the recipient’s continued service on our board of directors through that date.

Share-based compensation expense was recognized as follows:

	Three Months Ended
(In thousands)	May 1, 2021	May 2, 2020

Stock Options	$105	$133
Restricted Stock Awards and Restricted Stock Units	370	357
Employee Stock Purchase Plan	3	5
Total	$478	$495
Stock Options
There were no stock options granted during the three months ended May 1, 2021 and May 2, 2020.
Aggregated information regarding stock option activity for the three months ended May 1, 2021 is summarized below:

	Number of Options	Weighted Average Exercise Price

Outstanding at January 31, 2021	622,083	$14.63
Granted	—	—
Exercised	(3,775)	8.84
Forfeited	(14,015)	14.96
Canceled	—	—

Outstanding at May 1, 2021	604,293	$14.66

Set forth below is a summary of options outstanding at May 1, 2021:

Outstanding				Exercisable
Range of Exercise prices	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Number of Shares	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Life
$5.00-10.00	37,244	$7.97	1.2	37,244	$7.97	1.2
$10.01-15.00	349,299	$13.62	4.6	337,299	$13.61	4.5
$15.01-20.00	217,750	$17.47	6.6	165,492	$17.21	6.4

	604,293	$14.66	5.1	540,035	$14.32	4.9

As of May 1, 2021, there was approximately $0.1 million of unrecognized compensation expense related to stock options which is expected to be recognized over a weighted average period of approximately 0.7 years.
Restricted Stock Units (RSUs) and Restricted Stock Awards (RSAs)
Aggregated information regarding RSU and RSA activity for the three months ended May 1, 2021 is summarized below:

	RSAs & RSUs	Weighted Average Grant Date Fair Value

Outstanding at January 31, 2020	197,413	$9.96
Granted	124,096	14.26
Vested	(48,299)	10.26
Forfeited	—	—

Outstanding at May 1, 2021	273,210	$11.86

As of May 1, 2021, there was approximately $2.5 million of unrecognized compensation expense related to RSUs and RSAs which is expected to be recognized over a weighted average period of 1.1 years.

Employee Stock Purchase Plan
We have an Employee Stock Purchase Plan allowing eligible employees to purchase shares of common stock at a 15% discount from fair value on the first or last day of an offering period, whichever is less. A total of 247,500 shares were reserved for issuance under this plan. During the three months ended May 1, 2021 and May 2, 2020, there were 1,813 and 3,755 shares, r
e
spectively, purchased under this plan.
As of May 1, 2021,
8,561
shares remain available for purchase under our Employee Stock Purchase Plan.
Note 14 – Income Taxes
Our effective tax rates are as follows:

First Quarter Ended

Fiscal 2022	(62.0)%
Fiscal 2021	(37.6)%
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
During the three months ended May 1, 2021, we recognized an income tax benefit of approximately $227,000. The effective tax rate in this period was directly impacted by a $276,000 tax benefit related to the expiration of the statute of limitations on a previously uncertain tax position and a $37,000 tax benefit arising from windfall tax benefits related to the Company’s stock. During the three months ended May 2, 2020, we recognized an income tax benefit of approximately $118,000. The effective tax rate in this period was directly impacted by a reduction in forecasted operating results for fiscal 2021 and a $78,000 tax benefit related to the reversal of previously uncertain tax positions due to the finalization of an IRS audit.
Unrecognized tax benefits represent the difference between tax positions taken or expected to be taken in a tax return and the benefits recognized for financial reporting purposes. As of May 1, 2021, our cumulative unrecognized tax benefits totaled $221,000 compared to $384,000 as of January 31, 2021. Besides the expiration of the statute of limitations on a previously uncertain tax position, there were no other developments affecting unrecognized tax benefits during the quarter ended May 1, 2021.
Note 15 – Segment Information
We report two segments: Product Identification (“PI”) and Test & Measurement (“T&M”). We evaluate segment performance based on the segment profit (loss) before corporate expenses.

Summarized below are the Revenue and Segment Operating Profit (Loss) for each reporting segment:

	Three Months Ended
	Revenue		Segment Operating Profit (Loss)
(In thousands)	May 1, 2021	May 2, 2020	May 1, 2021	May 2, 2020
Product Identification	$23,098	$22,380	$2,729	$3,146
T&M	5,980	8,539	350	(156)

Total	$29,078	$30,919	3,079	2,990

Corporate Expenses			2,344	2,327

Operating Income			735	663
Other Expense, Net			369	349

Income Before Income Taxes			366	314
Income Tax Benefit			(227)	(118)

Net Income			$593	$432

Note 16 – Fair Value
Assets and Liabilities Not Recorded at Fair Value
Our long-term debt, including the current portion of long-term debt not reflected in the financial statements at fair value, is reflected in the table below:

	May 1, 2021
	Fair Value Measurement
(In thousands)	Level 1	Level 2	Level 3	Total	Carrying Value
Long-Term debt and related current maturities	$—	$—	$9,821	$9,821	$9,813

	January 31, 2021
	Fair Value Measurement
(In thousands)	Level 1	Level 2	Level 3	Total	Carrying Value
Long-Term debt and related current maturities	$—	$—	$12,586	$12,586	$12,576
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
Business Overview
This section should be read in conjunction with our condensed consolidated financial statements included elsewhere herein and our Annual Report on Form
10-K
for the fiscal year ended January 31, 2021.
We are a multinational enterprise that leverages our proprietary data visualization technologies to design, develop, manufacture, distribute and service a broad range of products that acquire, store, analyze and present data in multiple formats. We organize our structure around a core set of competencies, including research and development, manufacturing, service, marketing and distribution. We market and sell our products and services through the following two segments:

•
Product Identification (“PI”) – offers color and monochromatic digital label printers, direct-to-package
printers and custom OEM printers. PI also provides software to design, manage and print labeling and packaging images locally and across networked printing systems, as well as all related printing supplies such as pressure sensitive labels, tags, inks, toners and thermal transfer ribbons used by digital printers. PI also provides on-site
and remote service, spare parts and various service contracts.

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
COVID-19
Update—Overview
Our business has been materially adversely affected by the global
COVID-19
pandemic. We operate in several regions of the world, with the largest concentration of team members in North America and Europe, and a small presence in Asia. Throughout the pandemic we, and many other businesses and other organizations with which we do business directly or which otherwise impact us, have taken and are continuing to take steps to avoid or reduce infection as recommended by the public health authorities, including working remotely from home and limiting business travel . Although travel restrictions between regions have recently loosened to a limited degree, many restrictions still remain in place, especially in Europe, and it is too early to determine the precise impact that the recent relaxation of restrictions will have our business. Additionally, while vaccine availability and inoculation rates have had a favorable impact and, as a result, most public health authorities in the United States and Asia have determined that the quarantines, travel restrictions, business closures, cancellations of public gatherings and other measures that have been implemented as a result of the pandemic are no longer necessary, this is not uniformly accepted and we have not determined exactly how our own business practices and those of with whom we do business, will change as a result.

Since the
COVID-19
pandemic began, we have monitored government recommendations and regulations and made good faith efforts to comply with those regulations and the best practices recommendations issued by a variety of governmental health authorities and manufacturing industry organizations to which we belong. We have also made significant modifications to our normal operations because of the
COVID-19
pandemic, including requiring most
non-production
related team members to work remotely, at least part-time. At this time, most of these measures will continue to remain in place for the near term, although we do plan to relax some of them in response to the recent governmental relaxation of restrictions, we do not know when, or if it will become practical to relax or eliminate some, or all of these measures altogether. Since the start of the pandemic, we have maintained most of manufacturing operational capacity at our facilities located in West Warwick, Rhode Island, as well as our manufacturing facilities in Canada and Germany. In the West Warwick and Canadian operations there were periods when a number of team members were unable to keep work schedules due to the effects of the pandemic, which resulted in reduced production capacity that led to longer order fulfillment lead times and as a result, reduced revenues. While those issues have largely abated, they are still impacting our operations in Germany. The extent to which the
COVID-19
pandemic continues to negatively impact our manufacturing production will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 associated
variants, the continued efficacy of vaccinations and the willingness of our employees and others to become vaccinated, among others. We expect that our operations and modalities of on-site
and remote work will be impacted permanently, as will our increased safety protocols and the other adaptations undertaken during the pandemic, but we are still developing our plans and cannot predict the result yet.
During the
COVID-19
pandemic, we have experienced some difficulties in obtaining raw materials and components for our products. As the pandemic has begun to abate, some of the structural dislocations in the global economy that resulted are prolonging these difficulties. We have been able to recover from these difficulties, but we have had to incur some additional costs in expedited and express shipping fees. These difficulties have impacted our efficiency and our ability to satisfy customer requirements, but we do not believe that they have materially impacted our financial results or our relationships with our customers. We are currently monitoring the world-wide delays in transit time, as freight carriers are now experiencing significant delays in overseas shipments. We are addressing these issues through long range planning and supplementing inventories as needed. We are also in particular monitoring the extended lead times on active electronic components and utilizing several strategies, including blanket orders, vendor-bonded inventories, extended commitments to our supply base, and seeking alternative suppliers. Additionally, we have taken actions to maintain regular contact with our important vendors and have increased our forecasting horizon for our products to help us better manage our supply chain. Our strategies to counteract the impact of the pandemic have tended to increase the amount of inventory we maintain, but because of the complexity of our supply chain, it is impossible to isolate the precise impact of each element. We will continue to monitor our supply chain going forward and update our mitigation strategies as we determine appropriate. While we are not able to predict what the full impact of the current supply chain difficulties even as the
COVID-19
pandemic starts to winds down, if we the steps we are taking are not effective, it could have a material adverse impact on our results of operations.
It is not possible at this time to estimate the how the continued development of the recovery from the
COVID-19
pandemic itself or the consequences of its aftermath will impact our business, customers, suppliers or other business partners, and the degree it will adversely change our operational capacity and the efficiency of our team members or affect our results of operations and financial condition.

Product Identification Update
The global
COVID-19
pandemic has also negatively impacted sales of our Product Identification hardware products primarily as a result of the impact of travel restrictions on our sales efforts, as most customers historically have preferred in-person
demonstrations of these printers at their production sites prior to placing orders with us and those visits have been severely limited. Additionally, the widespread cancellation of trade shows, which traditionally provided an effective forum for customers to consider our products, has also had an adverse impact on traditional methods of sales lead generation. However, we believe we have been able to partially offset these negative impacts by placing a greater reliance on various forms of digital advertising and internet-based marketing techniques, including remote video demonstrations and support, which has proven effective in obtaining sales. Despite favorable market reception to our recently refreshed and expanded product lines, the degree to which we will be able to maintain or grow the level of hardware revenues through the changes we have made to our go-to-market
strategies remains unclear. As the
COVID-19
pandemic abates, and it becomes possible for our direct sales force and distributors to travel to visit customers and attend and present products at trade shows (if they are even offered), it is likely that some reversion to those historical sales methods will occur, but some of the
COVID-19
induced adaptations are also likely to become permanent. At this time however, we do not know how that mix of sales strategies will evolve and how they will impact the results of operations for this segment.
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
Aircraft manufacturing rather than aircraft deliveries primarily drives demand for our airborne printer products. We have experienced very low levels of 737 MAX new printer orders and shipments since the production halt, as Boeing is now producing a small number of new aircraft per month. The majority of our future 737 MAX printer sales volume will be tied to the pace of Boeing’s manufacturing dates and delivery schedules, and the pace of the recovery in their production rates is uncertain and will likely be prolonged. We believe that Boeing has already installed our printers in most of the airplanes that it has completed and that require our printers to be installed prior to delivery. Though we have noted that some airlines are now ordering new 737 MAX aircraft again, and we have seen slight increases in orders for future delivery, the effect of the improving outlook and its timing remains unknown. The precipitous decline in global air travel demand and resultant reduction in the number of flights scheduled by airlines caused by the pandemic has begun to recover, but order demand from airlines for new deliveries of most aircraft models remains far below pre-pandemic
levels. As the
COVID-19
pandemic impact on the air travel industry abates, the financial health of the airlines and airframe manufacturers is likely to remain stressed for some time, and the ultimate impact on the structure of the industry and the individual companies that comprise it is unknown. Because we are the primary source for aircraft cabin printers to the airframe manufacturers for a majority of aircraft models produced in the world, the longer-term demand for our products is defined less by the impact of
COVID-19
on particular airlines within the industry than the health of the industry as a whole. Although we do not know what the timing and rate of recovery will be, we do expect that the industry, and hence the demand for our products, will continue to recover slowly as the impact of effective vaccines become both widely available and accepted globally, and as demand for air travel recovers.
Demand for aerospace spare products, paper, parts and repairs has also been significantly impacted by the decline in air travel, as requirements for these products and services are based primarily upon aircraft usage. Although we have experienced modest increases in demand for spare products, paper, parts and repairs as flight hours have increased since the second quarter of fiscal 2021, we do not know the degree to which this will continue or increase, or at what pace.

While we have reduced our costs as much as we are prudently able to, our strategy and operational plans are to maintain sufficient capabilities and staffing to fully support our customers and meet the stringent quality requirements the market requires, and to be able to rapidly increase production as demand returns, the decline in revenue has adversely impacted our profitability.
Results of Operations
Three Months Ended May 1, 2021 vs. Three Months Ended May 2, 2020
Revenue by segment and current quarter percentage change over the prior year for the three months ended May 1, 2021 and May 2, 2020 were:

(Dollars in thousands)	May 1, 2021	As a % of Revenue	May 2, 2020	As a % of Revenue	% Change Compared to Prior Year
Product Identification	$23,098	79.4%	$22,380	72.4%	3.2%
T&M	5,980	20.6%	8,539	27.6%	(30.0)%

Total	$29,078	100.0%	$30,919	100.0%	(6.0)%

Revenue for the first quarter of the current year was $29.1 million, representing a 6.0% decrease compared to the previous year first quarter revenue of $30.9 million. Revenue through domestic channels for the first quarter of the current year was $16.7 million, a decrease of 3.2% from the prior year’s first quarter. International revenue for the first quarter of the current year was $12.4 million, representing 42.6% of our first quarter revenue and reflecting an 11.3% increase from the previous year first quarter. Current year first quarter international revenue includes a favorable foreign exchange rate impact of $0.8 million.
Hardware revenue in the current quarter was $7.6 million, a 14.2% decrease compared to the prior year’s first quarter revenue of $8.9 million. The decrease is attributable to the T&M segment, as hardware revenue for that segment decreased 39.2% compared to the first quarter of the prior year. The T&M decrease in segment hardware sales resulted primarily from decreased aerospace printer product line sales. The decline in current quarter hardware sales was partially offset by an overall 42.4% increase in hardware sales in the PI segment, as well as an overall increase in sales of data recorders in the T&M product group.
Supplies revenue in the current quarter was $18.2 million, a 4.7% decrease compared to the prior year’s first quarter supplies revenue of $19.1 million. The decrease is primarily attributable to lower ink jet and thermal film supplies revenue in the PI segment. The overall decrease in supplies revenue was also impacted to a lesser degree by a decline supplies revenue in the T&M segment primarily related to declines in sales of printer supply products in the aerospace product group. The decline in supply revenue was slightly offset by increased sales of Trojan Label product group ink supplies in the Product Identification segment.
Service and other revenues of $3.3 million in the current quarter increased 11.5% compared to first quarter revenue of $2.9 million in the prior year. The increase is due primarily to increased parts and repair revenue in the Product Identification segment, as well as smaller increases in parts and repair revenue in the T&M segment.
Current year first quarter gross profit was $10.9 million, consistent with the prior year’s first quarter gross profit despite the lower revenue. Current quarter gross profit margin of 37.4% reflects a 2.3 percentage point increase from the prior year’s first quarter gross profit margin of 35.1%. The higher gross profit margin for the current quarter compared to the prior year’s first quarter is primarily attributable to lower manufacturing and period costs.
Operating expenses for the current quarter were $10.2 million, consistent with the prior year’s first quarter operating expenses. Current quarter selling and marketing expenses were $6.1 million, a 2.8% increase compared to the first quarter of the prior year. The increase for the current quarter was primarily due to slight increases in employee wage and commission expenses, and outside service expenditures, offset to a large degree by decreased employee benefits expense. Current quarter general and administrative expenses were $2.3 million, comparable to the first quarter of the prior year. Research and development (“R&D”) expenses were $1.7 million in the current quarter, an 11.5% decrease compared to $1.9 million in the first quarter of the prior year primarily due to decreases in employee wage and benefits and expenses. R&D spending as a percentage of revenue for the current quarter was 5.9% as compared to 6.3% for the same period in the prior year.
Other expense in the first quarter of the current year was $0.4 million, consistent with the first quarter of the prior year. Current quarter other expense includes interest expense on debt and the PPP loan of $0.2 million and $0.2 million of net foreign exchange loss. Other expense for the first quarter of the prior year also consisted primarily of interest expense on our debt and revolving line of credit of $0.2 million and $0.2 million of net foreign exchange loss.

We recognized a federal, state and foreign income tax benefit for the first quarter of the current year of $227,000, resulting in a negative effective tax rate of 62.0%. This rate was impacted by a $276,000 tax benefit related to the expiration of the statute of limitations on a previously uncertain tax position and a $37,000 tax benefit arising from windfall tax benefits related to the Company’s stock. This compares to the prior year’s first quarter income tax benefit of $118,000, with a resulting negative effective tax rate of 37.6%. This rate was impacted by a reduction in internally forecasted operating results for our fiscal 2021 and a $78,000 tax benefit related to the expiration of the statute of limitations on previously uncertain tax positions.
We reported net income of $0.6 million or $0.08 per diluted share for the first quarter of the current year. On a comparable basis, net income for the prior year’s first quarter was $0.4 million or $0.06 per diluted share. Return on revenue was 2.0% for the first quarter of fiscal 2022 compared to 1.4% for the first quarter of fiscal 2021.
Segment Analysis
We report two segments: Product Identification and Test & Measurement and evaluate segment performance based on the segment profit before corporate and financial administration expenses. Summarized below are the Revenue and Segment Operating Profit (Loss) for each reporting segment:

	Three Months Ended
	Revenue		Segment Operating Profit (Loss)
(In thousands)	May 1, 2021	May 2, 2020	May 1, 2021	May 2, 2020
Product Identification	$23,098	$22,380	$2,729	$3,146
T&M	5,980	8,539	350	(156)

Total	$29,078	$30,919	3,079	2,990

Corporate Expenses			2,344	2,327

Operating Income			735	663
Other Expense, Net			369	349

Income Before Income Taxes			366	314
Income Tax Benefit			(227)	(118)

Net Income			$593	$432

Product Identification
Revenue from the Product Identification segment increased 3.2% in the first quarter of the current year, with revenue of $23.1 million compared to $22.4 million in the same period of the prior year. The current quarter increase in revenue is due to a net increase in hardware revenue, aided by strong sales of the new TrojanLabel
T3-OPX
printer. Product Identification’s current quarter segment operating profit was $2.7 million, reflecting a profit margin of 11.8%. This compares to the prior year’s first quarter segment profit of $3.1 million and related profit margin of 14.1%. The decrease in Product Identification current year first quarter segment operating profit and margin is primarily due to higher operating costs.
Test & Measurement—T&M
Revenue from the T&M segment was $6.0 million for the first quarter of the current fiscal year, representing a 30.0% decrease compared to revenue of $8.5 million for the same period in the prior year. The decrease in revenue for the current quarter is primarily attributable to the continued decline in sales of hardware in our aerospace product lines as a result of the Boeing 737 MAX grounding and also the severe drop in demand for new aircraft related to the dramatic decline in air travel due to the impact of
COVID-19.
T&M’s first quarter segment operating profit was $0.4 million, reflecting a profit margin of 5.9%, an increase compared to the prior year segment operating loss of $0.2 million and related negative operating margin of 1.8%. Despite lower sales revenue in the current quarter, the increase in segment operating profit and related margin were primarily due to lower period and operating costs, along with slightly better sales mix.

Financial Condition and Liquidity
Overview
Historically, our primary sources of short-term liquidity have been cash generated from operating activities and borrowings under our revolving credit facility. These sources have also usually funded the majority of our capital expenditures and contractual contingent consideration obligations. We have funded acquisitions by borrowing under bank term loan facilities.
On July 30, 2020, we entered into an Amended and Restated Credit Agreement (the “A&R Credit Agreement”) with the Bank of America, N.A. (the “Lender”), our wholly owned subsidiary ANI ApS, a Danish private limited liability company and ANI ApS’s wholly-owned subsidiary TrojanLabel ApS, a Danish private limited liability company (“TrojanLabel”). The A&R Credit Agreement amended and restated the Credit Agreement dated as of February 28, 2017 by and among us, ANI ApS, TrojanLabel and the Lender. In connection with our entry into the A&R Credit Agreement, we entered into an Amended and Restated Security and Pledge Agreement and a mortgage in favor of the Lender with respect to our owned real property in West Warwick, Rhode Island. Under the A&R Credit Agreement, AstroNova, Inc. is the sole borrower, and its obligations are guaranteed by ANI ApS and TrojanLabel.
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
At May 1, 2021, our cash and cash equivalents were $11.4 million. There was no outstanding balance on our revolving line of credit at May 1, 2021 and we have $22.5 million available for borrowing under that facility. We believe that our available cash and credit facilities combined with our cash generated from operations will be sufficient to support our operating requirements, so long as the impact of
COVID-19
does not worsen.
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
The PPP Loan, which will mature on May 6, 2022, is unsecured and bears interest at a rate of 1.0% per annum, accruing from the loan date and is payable monthly. No payments are due on the PPP Loan at this time, but interest accrues during the deferral period. Interest accrued in the amount of $44,000 has been accrued through May 1, 2021.
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
Subject to the limitations and conditions set forth in the CARES Act, the PPP Flexibility Act and the regulations and guidance provided by the SBA with respect to the PPP, a portion of the PPP Loan may be forgiven in an amount up to the amount of the PPP Loan proceeds we spent on payroll, rent, utilities and interest on certain debt during the twenty-four week period following incurrence of the PPP Loan; interest accrued on the forgiven portion of the principal amount of the PPP Loan is also forgiven. The amount of the PPP Loan to be forgiven in respect of rent, utilities and interest on certain debt will be capped at 40% of the forgiven amount, with the remaining forgiven amount allocated to payroll costs. In fiscal 2021, we fully utilized the PPP Loan proceeds for qualifying expenses and have applied for forgiveness of the PPP Loan (including all associated accrued interest) in the first quarter of the current year. Whether our application for forgiveness will be granted and in what amount is subject to an application to, and approval by, the SBA and may also be subject to further requirements in any regulations and guidelines the SBA may adopt.
Cash Flow
Our statements of cash flows for the three months ended May 1, 2021 and May 2, 2020 are included on page 7 of this report. Net cash provided by operating activities was $3.9 million for the first three months of fiscal 2022 compared to $3.4 million for the same period of the previous year. The increase in net cash provided by operations for the first three months of the current year is primarily due to the increase in cash provided by working capital. The combination of changes in accounts receivable, inventory, income taxes payable, accounts payable and accrued expenses increased cash by $1.8 million for the first three months of fiscal 2022, compared to an increase of $1.2 million for the same period in fiscal 2021.
Our accounts receivable balance decreased to $15.2 million at the end of the first quarter compared to $17.4 million at year end. Days sales outstanding for the first quarter of the current year also declined to 47 days compared to 51 days at prior year end. The decline in the accounts receivable balance and days sales outstanding in the first quarter of the current year is largely due to the increase in PI product sales, which tend to have shorter collection cycles, as well as a few large payments received on account from aerospace customers.
The inventory balance was $29.5 million at the end of the first quarter of fiscal 2022, a small decline compared to $30.1 million at year end. Inventory days on hand decreased to 146 days at the end of the current quarter from 147 days at the prior year end.

The cash position remained consistent with year end at $11.4 million. Cash was primarily provided from the working capital accounts, as discussed above. Cash outflows and during the quarter included the refinancing of debt, which resulted in a net outflow of cash of $2.6 million, principal payments on the new long-term debt and the guaranteed royalty obligation of $0.2 million and $0.5 million, respectively, and cash used to acquire property, plant and equipment of $0.5 million.
Contractual Obligations, Commitments and Contingencies
There have been no material changes to our contractual obligations as disclosed in our Annual Report on
Form 10-K
for the fiscal year ended January 31, 2021 other than those occurring in the ordinary course of business.
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
10-K
for the fiscal year ended January 31, 2021.
Forward-Looking Statements
This Quarterly Report on Form
10-Q
may contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are not statements of historical fact, but rather reflect our current expectations concerning future events and results. We generally use the words “believes,” “expects,” “intends,” “plans,” “anticipates,” “likely,” “continues,” “may,” “will,” and similar expressions to identify forward-looking statements. Such forward-looking statements, including those concerning our expectations, involve risks, uncertainties and other factors, some of which are beyond our control, which may cause our actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements. Factors which could cause actual results to differ materially from those anticipated include, but are not limited to (a) general economic, financial and business conditions; (b) the impact of the ongoing
COVID-19
pandemic on us, our customers, our suppliers and the global economy; (c) declining demand in the test and measurement markets, especially defense and aerospace; (d) our ability to develop and introduce new products and achieve market acceptance of these products; (e) difficulties encountered in connection with the certification of the 737 MAX for return to service; (f) our dependance on contract manufactures and/or single or limited source suppliers; (g) competition in the specialty printer or data acquisition industries; (h) our ability to obtain adequate pricing for our products and control our cost structure; (i) our ability to adequately enforce and protect our intellectual property, defend against assertions of infringement or loss of certain licenses; (j) the risk of a material security breach of our information technology system or cybersecurity attack impacting our business and our relationship with customers; (k) any technology disruption or delay in implementing new technology or our new global ERP system; (l) our ability to attract, develop and retain key employees; (m) economic, political and other risks associated with international sales and operations and the impact of changes in foreign currency exchange rates on the results of operations; (n) changes in tax rates or exposure to additional income tax liabilities; (o) our ability to comply with our current credit agreement or secure alternative financing and to otherwise manage our indebtedness; (p) our ability to successfully integrate acquisitions and realize benefits from divestitures; (q) our ability to maintain adequate self-insurance accruals or insurance coverage for employee health care benefits; (r) our compliance with customer or regulators certifications and our compliance with certain governmental laws and regulations; and (s) other risks included under
“Item 1A-Risk
Factors” in our Annual Report on Form
10-K
for the fiscal year ended January 31, 2021. We assume no obligation to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by law.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
During the three months ended May 1, 2021, there were no material changes to our market risk disclosures as set forth in Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form
10-K
for the year ended January 31, 2021.

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
one should carefully consider the factors discussed in Part I, Item 1A “Risk Factors” in the Company’s Annual Report on Form
10-K
for the fiscal year ended January 31, 2021, which could materially affect our business, financial condition or future operating results. The risks described in our Annual Report on
10-K
are not the only risks that could affect our business, as additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results as well as adversely affect the value of our common stock.
There have been no material updates to the risk factors previously disclosed in the Company’s Annual Report on
Form 10-K
for the fiscal year ended January 31, 2021.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
During the first quarter of fiscal 2022, we made the following repurchases of our common stock:

	Total Number of Shares Repurchased		Weighted Average Price paid Per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Be Purchased Under the Plans or Programs
February 1—February 28	—		$—		—	—
March 1—March 31,	15,629	(a)(b)	$13.32	(a) (b)	—	—
April 1—April 30	—		$—		—	—

(a)
Executives of the Company delivered 7,287 shares of the Company’s common stock toward the satisfaction of taxes due with respect to vesting of restricted shares. The shares delivered were valued at an average market value of $12.31 per share and are included with treasury stock in the consolidated balance sheet. These transactions were not part of a publicly announced purchase plan or program.

(b)
Executives of the Company delivered 8,342 shares of the Company’s common stock toward the satisfaction of taxes due with respect to vesting of restricted shares. The shares delivered were valued at a weighted-average market value of $14.20 per share and are included with treasury stock in the consolidated balance sheet. These transactions were not part of a publicly announced purchase plan or program.

Item 6.	Exhibits

3A	Restated Articles of Incorporation of the Company and all amendments thereto, filed as Exhibit 3A to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2016 and incorporated by reference herein.

3B	By-laws of the Company as amended to date, filed as Exhibit 3B to the Company’s Annual Report on Form 10-K/A for the fiscal year ended January 31, 2008 (File no. 000-13200) and incorporated by reference herein.

10.1	First Amendment to Credit Agreement dated as of March 24, 2021 among AstroNova, Inc. ANI ApS, TrojanLabel ApS and Bank of America, N.A., filed as Exhibit 10.34 to the Company’s Annual Report on Form 10-K for the period ended January 31, 2021 and incorporated by reference herein.

10.2	First Amendment to Open-End Mortgage Deed to Secure Present and Future Loans under Chapter 25 of Title 34 of the Rhode Island General Laws, Assignment of Leases and Rents, Security Agreement and Fixture Filing dated as of March 24, 2021 among AstroNova, Inc. and Bank of America, N.A, filed as Exhibit 10.35 to the Company’s Annual Report on Form 10-K for the period ended January 31, 2021 and incorporated by reference herein.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document—the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

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

ASTRONOVA, INC . (Registrant)

Date: June 10, 2021	By	/s/ Gregory A. Woods
Gregory A. Woods,
President and Chief Executive Officer
(Principal Executive Officer)

	By	/s/ David S. Smith
David S. Smith,
Vice President, Chief Financial Officer and Treasurer
(Principal Accounting Officer and Principal Financial Officer)