Form 10-Q
period 2021-07-31
AstroNova, Inc.
filed 2021-09-14
CIK 8146

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2021
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
9
, 2021 was 7,254,136.

ASTRONOVA, INC.

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements
ASTRONOVA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In
T
housands, Except Share Data)

	July 31, 2021	January 31, 2021
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$11,389	$11,439
Accounts Receivable, net	15,603	17,415
Inventories, net	29,090	30,060
Prepaid Expenses and Other Current Assets	5,317	1,807

Total Current Assets	61,399	60,721
Property, Plant and Equipment, net	12,307	12,011
Intangible Assets, net	20,074	21,502
Goodwill	12,623	12,806
Deferred Tax Assets	5,942	5,941
Right of Use Assets	1,209	1,389
Other Assets	1,680	1,103

TOTAL ASSETS	$115,234	$115,473

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts Payable	$6,131	$5,734
Accrued Compensation	3,917	2,852
Other Liabilities and Accrued Expenses	3,666	3,939
Current Liability – Royalty Obligation	2,000	2,000
Current Portion of Long-Term Debt	875	5,326
Current Liability – Excess Royalty Payment Due	24	177
Deferred Revenue	324	285
Income Taxes Payable	—	655

Total Current Liabilities	16,937	20,968
Long-Term Debt, net of current portion	8,641	7,109
Royalty Obligation, net of current portion	5,261	6,161
Long-Term Debt – PPP Loan	—	4,422
Lease Liabilities, net of current portion	907	1,065
Other Long-Term Liabilities	557	681
Deferred Tax Liabilities	354	384

TOTAL LIABILITIES	32,657	40,790
SHAREHOLDERS’ EQUITY
Common Stock, $0.05 Par Value, Authorized 13,000,000 shares; Issued 10,554,475 shares and 10,425,094 shares at July 31, 2021 and January 31, 2021, respectively	526	521
Additional Paid-in Capital	59,078	58,049
Retained Earnings	57,697	50,085
Treasury Stock, at Cost, 3,321,955 and 3,297,058 shares at July 31, 2021 and January 31, 2021, respectively	(33,942)	(33,588)
Accumulated Other Comprehensive Loss, net of tax	(782)	(384)

TOTAL SHAREHOLDERS’ EQUITY	82,577	74,683

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$115,234	$115,473

See Notes to condensed consolidated financial statements (unaudited).

ASTRONOVA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In
T
housands, Except Per Share Data)
(Unaudited)

	Three Months Ended		Six Months Ended
	July 31, 2021	August 1, 2020	July 31, 2021	August 1, 2020
Revenue	$29,845	$27,658	$58,923	$58,578
Cost of Revenue	17,129	17,871	35,320	37,935

Gross Profit	12,716	9,787	23,603	20,643
Operating Expenses:
Selling and Marketing	5,061	5,555	11,154	11,481
Research and Development	1,539	1,493	3,255	3,433
General and Administrative	2,664	2,535	5,008	4,861

Operating Expenses	9,264	9,583	19,417	19,775

Operating Income	3,452	204	4,186	868
Other Income (Expense), net:
Extinguishment of Debt – PPP Loan	4,466	—	4,466	—
Interest Expense	(171)	(259)	(392)	(490)
Gain (Loss) on Foreign Currency Transactions	50	553	(114)	399
Other, net	(79)	34	(63)	68

	4,266	328	3,897	(23)

Income Before Income Taxes	7,718	532	8,083	845
Income Tax Provision	699	529	471	411

Net Income	$7,019	$3	$7,612	$434

Net Income per Common Share—Basic :	$0.97	$0.00	$1.06	$0.06

Net Income per Common Share—Diluted :	$0.96	$0.00	$1.04	$0.06

Weighted Average Number of Common Shares Outstanding:
Basic	7,209	7,105	7,177	7,089
Diluted	7,329	7,123	7,297	7,114
See Notes to condensed consolidated financial statements (unaudited).

ASTRONOVA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	July 31, 2021	August 1, 2020	July 31, 2021	August 1, 2020
Net Income	$7,019	$3	$7,612	$434
Other Comprehensive Income (Loss), Net of Taxes:
Foreign Currency Translation Adjustments	(348)	351	(429)	210
Change in Value of Derivatives Designated as Cash Flow Hedge	—	(229)	—	(270)
Loss from Cash Flow Hedges Reclassified to Income Statement	15	232	31	193
Cross-Currency Interest Rate Swap Termination	—	45	—	45

Other Comprehensive Income (Loss)	(333)	399	(398)	178

Comprehensive Income	$6,686	$402	$7,214	$612

See Notes to condensed consolidated financial statements (unaudited).

ASTRONOVA, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
($ In Thousands, Except per Share Data)
(Unaudited)

	Common Stock		Additional Paid-in	Retained	Treasury	Accumulated Other Comprehensive	Total Shareholders’
	Shares	Amount	Capital	Earnings	Stock	Income (Loss)	Equity
Balance January 31, 2021	10,425,094	$521	$58,049	$50,085	$(33,588)	$(384)	$74,683
Share-Based Compensation	—	—	478	—	—	—	478
Employee Option Exercises	5,746	—	52	—	—	—	52
Restricted Stock Awards Vested, net	48,299	3	(3)	—	(208)	—	(208)
Net Income	—	—	—	593	—	—	593
Other Comprehensive Loss	—	—	—	—	—	(65)	(65)

Balance May 1, 2021	10,479,139	$524	$58,576	$50,678	$(33,796)	$(449)	$75,533
Share-Based Compensation	—	—	469	—	—	—	469
Employee Option Exercises	3,211	—	35	—	—	—	35
Restricted Stock Awards Vested, net	72,125	2	(2)	—	(146)	—	(146)
Net Income	—	—	—	7,019	—	—	7,019
Other Comprehensive Income	—	—	—	—	—	(333)	(333)

Balance July 31, 2021	10,554,475	$526	$59,078	$57,697	$(33,942)	$(782)	$82,577

	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount
Balance January 31, 2020	10,343,610	$517	$56,130	$49,298	$(33,477)	$(1,093)	$71,375
Share-Based Compensation	—	—	495	—	—	—	495
Employee Option Exercises	4,456	—	32	—	—	—	32
Restricted Stock Awards Vested, net	23,638	1	(1)	—	(54)	—	(54)
Common Stock – Cash Dividend - $0.07 per share	—	—	—	(497)	—	—	(497)
Net Income	—	—	—	432	—	—	432
Other Comprehensive Loss	—	—	—	—	—	(221)	(221)

Balance May 2, 2020	10,371,704	$518	$56,656	$49,233	$(33,531)	$(1,314)	$71,562
Share-Based Compensation	—	—	601	—	—	—	601
Employee Option Exercises	4,874	—	29	—	—	—	29
Restricted Stock Awards Vested, net	35,676	2	(2)	—	(37)	—	(37)
Net Income	—	—	—	3	—	—	3
Other Comprehensive Income	—	—	—	—	—	399	399

Balance August 1, 2020	10,412,254	$520	$57,284	$49,236	$(33,568)	$(915)	$72,557

ASTRONOVA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Six Months Ended
	July 31, 2021	August 1, 2020
Cash Flows from Operating Activities:
Net Income	$7,612	$434
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	2,274	3,133
Amortization of Debt Issuance Costs	31	24
Share-Based Compensation	947	1,096
Gain on Extinguishment of Debt	(4,466)	—
Changes in Assets and Liabilities:
Accounts Receivable	1,777	5,069
Other Receivable – Employee Retention Credit Receivable	(3,135)	—
Inventories	895	1,767
Income Taxes	(1,241)	143
Accounts Payable and Accrued Expenses	1,282	(1,244)
Other	(483)	(1,258)

Net Cash Provided by Operating Activities	5,493	9,164
Cash Flows from Investing Activities:
Additions to Property, Plant and Equipment	(1,162)	(1,201)

Net Cash Used for Investing Activities	(1,162)	(1,201)
Cash Flows from Financing Activities:
Net Cash Proceeds from Employee Stock Option Plans	43	6
Net Cash Proceeds from Share Purchases under Employee Stock Purchase Plan	44	55
Net Cash Used for Payment of Taxes Related to Vested Restricted Stock	(354)	(91)
Borrowings under Revolving Credit Facility	—	5,000
Repayment under Revolving Credit Facility	—	(9,500)
Payment of Minimum Guarantee Royalty Obligation	(1,000)	(1,000)
Proceeds from Long-Term Debt – PPP Loan	—	4,422
Proceeds from Long-Term Debt Borrowings	10,000	15,232
Payoff of Long-Term Debt	(12,576)	(11,732)
Principal Payments of Long-Term Debt	(375)	(2,104)
Payment of Debt Issuance Costs	—	(89)
Dividends Paid	—	(497)

Net Cash Used for Financing Activities	(4,218)	(298)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(163)	(679)

Net Increase (Decrease) in Cash and Cash Equivalents	(50)	6,986
Cash and Cash Equivalents, Beginning of Period	11,439	4,249

Cash and Cash Equivalents, End of Period	$11,389	$11,235

Supplemental Disclosures of Cash Flow Information:
Cash Paid During the Period for Interest	$209	$309
Cash Paid During the Period for Income Taxes, Net of Refunds	$1,689	$251
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
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles and reflect all adjustments consisting of normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the results of the interim periods included herein. These financial statements do not include all disclosures associated with annual financial statements and, accordingly, should be read in conjunction with our Annual Report on Form
10-K
for the fiscal year ended January 31, 2021.
The presentation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported and disclosed in the condensed consolidated financial statements and accompanying notes, including those that require consideration of forecasted financial information, in context of the unknown future impacts of the continuing
COVID-19
pandemic, using information that is reasonably available to us at this time. Some of the more significant estimates relate to revenue recognition, the allowances for doubtful accounts, inventory valuation, income taxes, impairment of long-lived assets and goodwill, share-based compensation, accrued expenses, self-insurance liability accrual, useful lives of sales contract costs and intangibles, and warranty reserves. Management’s estimates are based on the facts and circumstances available at the time estimates are made, historical experience, risk of loss, general economic conditions and trends, and management’s assessments of the probable future outcome of these matters, including our expectations at the time regarding the duration, scope and severity of the
COVID-19
pandemic. Consequently, actual results could differ from those estimates.
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
Revenues disaggregated by primary geographic markets and major product types are as follows:
Primary geographical markets:

	Three Months Ended		Six Months Ended
(In thousands)	July 31, 2021	August 1 , 20 20	July 31, 2021	August 1, 2020
United States	$17,181	$17,866	$33,874	$37,655
Europe	7,826	6,314	16,425	13,764
Canada	1,491	1,452	3,037	2,880
Asia	1,964	831	3,049	1,841
Central and South America	995	914	1,756	1,868
Other	388	281	782	570

Total Revenue	$29,845	$27,658	$58,923	$58,578

Major product types:

	Three Months Ended		Six Months Ended
(In thousands)	July 31, 2021	August 1, 2020	July 31, 2021	August 1, 2020
Hardware	$7,878	$8,439	$15,525	$17,354
Supplies	18,678	17,140	36,888	36,258
Service and Other	3,289	2,079	6,510	4,966

Total Revenue	$29,845	$27,658	$58,923	$58,578

Contract Assets and Liabilities
We normally do not have contract assets, which are primarily unbilled accounts receivable that are conditional on something other than the passage of time. Our contract liabilities, which represent billings in excess of revenue recognized, are related to advanced billings for purchased service agreements and extended warranties. Contract liabilities were $324,000 and $285,000 at July 31, 2021 and January 31, 202
1
, respectively, and are recorded as deferred revenue in the accompanying condensed consolidated balance sheet. The decrease in the deferred revenue balance during the six months ended July 31, 2021 is primarily due to cash payments received in advance of satisfying performance obligations in the current period, offset by $202,000 of revenue recognized during the period that was included in the deferred revenue balance at January 31, 2021.
Contract Costs
We recognize an asset for the incremental costs of obtaining a contract with a customer if we expect the benefit of those costs to be longer than one year. We have determined that certain costs related to obtaining sales contracts for our aerospace printer products meet the requirement to be capitalized. In the second quarter of the current year, we extended the remaining useful life of these deferred costs from 6 years to 20 years and changed the amortization method from units sold to the straight-line method.
We believe these changes, based on the life of the aircraft under the applicable sales contracts, appropriately reflects a more systematic and rational approach. This change is being treated as a change in accounting estimate that is effected by a change in accounting principle. The impact on net income was immaterial for the six month period ended July 31, 2021. The balance of these contract assets at January 31, 2021 was
$0.8
million and
 in the second quarter of the current year, we incurred an additional $0.4 million in contract costs which will be amortized over
 20 years. We amortized $26,000 of direct costs for the six months ended July 31, 2021, and the balance of deferred incremental direct costs net of accumulated amortization at July 31, 2021 was $1.3 milli
on

of which $0.1
million is reported in other current assets and $
1.2
million is reported in other assets in the accompanying condensed consolidated balance sheet.
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

	Three Months Ended		Six Months Ended
	July 31, 2021	August 1, 2020	July 31, 2021	August 1, 2020
Weighted Average Common Shares Outstanding – Basic	7,208,834	7,105,241	7,176,940	7,089,169
Effect of Dilutive Options, Restricted Stock Awards and Restricted Stock Units	119,724	17,354	120,178	24,359

Weighted Average Common Shares Outstanding – Diluted	7,328,558	7,122,595	7,297,118	7,113,528

For the three and six months ended July 31, 2021, the diluted per share amounts do not reflect weighted average common equivalent shares outstanding of 189,827 and 484,748
,
respectively. For the three and six months ended August 1, 2020, the diluted per share amounts do not reflect weighted average common equivalent shares outstanding of
901,962 and 912,508
,
respectively. These outstanding common equivalent shares were not included due to their anti-dilutive effect.

Note 5 – Intangible Assets
Intangible assets are as follows:

	July 31, 2021				January 31, 2021
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Currency Translation Adjustment	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Currency Translation Adjustment	Net Carrying Amount
Miltope:
Customer Contract Relationships	$3,100	$(2,399)	$—	$701	$3,100	$(2,284)	$—	$816
RITEC:
Customer Contract Relationships	2,830	(1,523)	—	1,307	2,830	(1,423)	—	1,407
TrojanLabel:
Existing Technology	2,327	(1,590)	174	911	2,327	(1,405)	196	1,118
Distributor Relations	937	(448)	76	565	937	(396)	89	630
Honeywell:
Customer Contract Relationships	27,243	(10,653)	—	16,590	27,243	(9,712)	—	17,531

Intangible Assets, net	$36,437	$(16,613)	$250	$20,074	$36,437	$(15,220)	$285	$21,502

In the second quarter of the current year, we extended the remaining useful life of the customer contract relationship intangibles for Honeywell International, Inc. (“Honeywell”) from
6 years to 20 years and for the
RITEC intangibles we changed the amortization method which was based on revenue with a remaining life of 4 years to the straight-line method with a 20
-year remaining life. We believe these changes, based on the life of the aircraft related to these intangibles, appropriately reflects a more systematic and rational approach to distributing the cost of these intangibles over their useful lives. The change in the amortization of the Honeywell customer contract relationship intangibles is being treated as a change in accounting estimate and the change in the amortization of the RITEC customer contract relationship intangibles is being treated as a change in accounting estimate that is effected by a change in accounting principle. The changes in amortization resulted in a
$587,000 decrease in amortization expense and a $587,000, ($553,000 net of tax or $0.08 per diluted share) increase to net income for the six-month period ended July 31, 2021.
There were no impairments to intangible assets during the periods ended July 31, 2021 and August 1, 2020. With respect to the acquired intangibles included in the table above, amortization expense of $0.4 million and $1.0 million has been included in the condensed consolidated statements of income for the three months ended July 31, 2021 and August 1, 2020, respectively. Amortization expense of $1.4 million and $2.1 million related to the above acquired intangibles has been included in the accompanying condensed consolidated statement of income for the six months ended July 31, 2021 and August 1, 2020, respectively.
Estimated amortization expense for the next five fiscal years is as follows:

(In thousands)	Remaining 2022	2023	2024	2025	2026
Estimated amortization expense	$805	$1,641	$1,702	$1,010	$1,010
Note 6 – Inventories
Inventories are stated at the lower of cost
(first-in,
first-out)
and net realizable value and include material, labor and manufacturing overhead. The components of inventories are as follows:

(In thousands)	July 31, 2021	January 31, 2021
Materials and Supplies	$19,609	$20,265
Work-In-Process	2,205	2,076
Finished Goods	15,871	16,371

	37,685	38,712
Inventory Reserve	(8,595)	(8,652)

	$29,090	$30,060

Note 7 – Credit Agreement and Debt
Credit Agreement
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
At July 31, 2021, there is no balance outstanding on the revolving line of credit and the entire $22.5 million is available for borrowing. There was no interest incurred for the three and six month period ended July 31, 2021 and $94,000 and $166,000 of interest was incurred on this obligation and included in interest expense in the accompanying condensed consolidated income statement for the three and six month periods ended August 1, 2020, respectively.
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
The interest rates under the A&R Credit Agreement were modified in the Amended Credit Agreement as follows: the term loan and revolving credit loans bear interest at a rate per annum equal to, at our option, either (a) the LIBOR Rate as defined in the Amended Credit Agreement (or in the case of revolving credit loans denominated in a currency other than U.S. Dollars, the applicable quoted rate), plus a margin that varies within a range of 1.60% to 2.30% based on our consolidated leverage ratio, or (b) a fluctuating reference rate equal to the highest of (i) the federal fund rate plus 0.50%, (ii)
Lender’s

publicly announced prime rate, (iii) the LIBOR Rate plus 1.00% or (iv) 0.50%, plus a margin that varies within a range of 0.60% to 1.30% based on our consolidated leverage ratio. In addition to certain other fees and expenses that we are required to pay to the Lender, we are required to pay a commitment fee on the undrawn portion of the revolving credit facility that varies within a range of 0.15% and 0.30% based on our consolidated leverage ratio. During the quarter ended July 31, 2021, we paid $30,125 in commitment fees on the undrawn portion of our revolving credit facility, which is included in interest expense in the accompanying condensed consolidated income statement.
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
Long-Term Debt
Long-term debt in the accompanying condensed consolidated balance sheets is as follows:

(In thousands)	July 31, 2021	January 31, 2021
USD Term Loan (2.60% as of July 31, 2021); maturity date of September 30, 2025	$9,625	$—
USD Term Loan (4.65% as of January 31, 2021)	—	12,576

	$9,625	$12,576
Debt Issuance Costs, net of accumulated amortization	(109)	(141)
Current Portion of Term Loans	(875)	(5,326)

Long-Term Debt	$8,641	$7,109

During the three and six months ended July 31, 2021, we recognized $65,000 and $179,000 of interest expense on debt, respectively, which was included in interest expense in the accompanying condensed consolidated income statement. During the three and six months ended August 1, 2020, we recognized
$73,000 and $152,000 of interest expense on debt, respectively, which was included in interest expense in the accompanying condensed consolidated income statement.
The schedule of required principal payments remaining during the next five years on long-term debt outstanding as of July 31, 2021 is as follows:

(In thousands)
Fiscal 2022, remainder	$375
Fiscal 2023	1,000
Fiscal 2024	1,000
Fiscal 2025	1,250
Fiscal 2026	6,000

$ 9,625

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
would have been set to mature on
May 6, 2022,
is unsecured and bears interest at a rate of
1.0%
per annum, accruing from the loan date, and is payable monthly
. No
payments
were due on the PPP Loan until the date on which the lender determines the amount of the PPP Loan that is eligible for forgiveness. The PPP Loan is classified as long-term debt – PPP Loan in the condensed consolidated balance sheet until forgiveness is made.
On June 15, 2021,
Greenwood
notified us that the SBA approved our application for forgiveness of the entire $
4.4
 million principal balance of our PPP Loan and all accrued interest thereon. As a result
, we recorded a $4.5 million gain on extinguishment of debt in the accompanying condensed consolidated income statement for the three and six months ended July 31,2021.
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
The interest rate swap agreement effectively modified our exposure to interest rate risk by effectively converting our floating-rate term-loan debt to fixed-rate debt, thus reducing the impact of interest-rate changes on future interest expense. This swap involved the receipt of floating rate amounts in U.S. Dollars in exchange for fixed rate payments in U.S. dollars over the life of the term loan.
As a direct result of the terms of the Lender’s conditions for entry into the A&R Credit Agreement, on July 30, 2020, we terminated these two swaps. The terms of the A&R Credit Agreement caused those swaps to cease to be effective hedges of the underlying exposures. The termination of the swaps was contracted immediately prior to the end of the second quarter of fiscal 2021 at a cash cost of approximately $0.7 million which was settled in the third quarter of fiscal 2021. Upon termination, the remaining balance of $58,000 in accumulated other comprehensive loss related to the cross-currency interest rate swap was reclassified into earnings as the forecasted foreign currency interest payments will not occur. The remaining balance in accumulated other comprehensive loss related to the interest rate swap of $ 0.2 million is being amortized into earnings through the original term of the hedge relationship as the underlying floating interest rate debt still exists.
The following table presents the impact of our derivative instruments in our condensed consolidated financial statements for the three and six months ended July 31, 2021 and August 1, 2020:

	Three Months Ended
	Amount of Gain (Loss) Recognized in OCI on Derivative		Location of Gain (Loss) Reclassified from Accumulated OCI into Income		Amount of Gain (Loss) Reclassified from Accumulated OCI into Income
Cash Flow Hedge (In thousands)	July 31, 2021	August 1, 2020			July 31, 2021	August 1, 2020
Swap contracts	$—	$(290)	Other Income (Expense	)	$(20)	$(297)

	Six Months Ended
	Amount of Gain (Loss) Recognized in OCI on Derivative		Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income
Cash Flow Hedge (In thousands)	July 31, 2021	August 1, 2020		July 31, 2021	August 1, 2020
Swap contracts	$—	$(340)	Other Income (Expense)	$(40)	$(248)

At July 31, 2021, we
expect
to reclassify approximately $0.1 million of net losses on the frozen OCI balance associated with the terminated interest rate swap from accumulated other comprehensive loss to earnings during the next 12 months due to the payment of variable interest associated with the floating interest
rate debt.
Note 10 – Employee Retention Credit
The CARES Act provides an employee retention
credit
(“ERC”) that is a refundable tax credit against certain employer taxes. On December 27, 2020, Congress enacted the Taxpayer Certainty and Disaster Tax Relief Act of 2020, which amended and extended ERC availability under Section 2301 of the CARES Act. Before the enactment of the Taxpayer Certainty and Disaster Tax Relief Act of 2020, we were ineligible for the ERC because we received
the PPP Loan. Following enactment of the Taxpayer Certainty and Disaster Tax Relief Act of 2020, we and other businesses that received loans under that program became retroactively eligible for the ERC.
As a result of the foregoing legislation, we are eligible to claim a refundable tax credit against the employer share of Social Security taxes equal to seventy percent (70%) of the qualified wages that we paid to our employees between December 31, 2020 and June 30, 2021. Qualified wages are limited to $10,000 per employee per calendar quarter in 2021 for a maximum ERC per employee of $7,000 per calendar quarter in 2021.
Since there is no US GAAP guidance for
for-profit
business entities that receive government assistance that is not in the form of a loan, an income tax credit or revenue from a contract with a customer, we determined the appropriate accounting treatment by analogy to other guidance. We accounted for the employee retention credit by analogy to International Accounting Standards (IAS) 20, Accounting for Government Grants and Disclosure of Government Assistance, of International Financial Reporting Standards (IFRS). Under an IAS 20 analogy, a business entity would recognize the credit on a systematic basis over the periods in which the entity recognizes the payroll expenses for which the grant (i.e., tax credit) is intended to compensate when there is reasonable assurance (i.e., it is probable) that the entity will comply with any conditions attached to the grant and the grant (i.e., tax credit) will be received, accordingly, we recognized the employee retention credit in the income statement captions from which the employee taxes were originally incurred and offset the receivable in prepaid expenses and other current assets.
We evaluated our eligibility for the ERC in the second quarter of calendar year 2021. In order to qualify for the ERC, we needed to experience a 20% reduction in gross receipts from either (1) the same quarter in calendar year 2019 or (2) the immediately preceding quarter to the corresponding calendar quarter in 2019. We determined that we qualified for the employee retention credit under the first scenario for wages paid in calendar year 2020 and the first calendar quarter of 2021. We are amending certain payroll tax filing and will apply for a refund of $3.1 million. We have recorded this amount as a receivable within the prepaid expenses and other current assets in the condensed consolidated balance sheet as of July 31, 2021.
The $3.1 million of ERCs was recognized as a reduction in employer payroll taxes and allocated to the financial statement captions from which the employee’s taxes were originally incurred. As a result, we recorded a reduction in expenses of $1.7 million in cost of revenue, $0.8 million in selling and marketing, $0.3 million in research and development and $0.3 million in general and administrative in the accompanying condensed consolidated income statement for the three and six month periods ended July 31, 2021.

Note 11 – Royalty Obligation
In fiscal 2018, we entered
into
an Asset Purchase and License Agreement with Honeywell to acquire an exclusive, perpetual, world-wide license to manufacture Honeywell’s narrow-format flight deck printers for two aircraft families along with certain inventory used in the manufacturing of the licensed printers. The purchase price included a guaranteed minimum royalty payment of $15.0 million, to be paid over ten years, based on gross revenues from the sales of the printers, paper and repair services of the licensed products. The royalty rates vary based on the year in which they are paid or earned, and product sold or service provided, and range from single-digit to mid double-digit percentages of gross revenue.
The guaranteed minimum royalty payment obligation was recorded at the present value of the minimum annual royalty payments using a present value factor of 2.8%, which is based on the estimated after-tax
cost of debt for similar companies. As of July 31, 2021, we had paid an aggregate of $6.5 million of the guaranteed minimum royalty obligation. At July 31, 2021, the current portion of the outstanding guaranteed minimum royalty obligation of $2.0 million is to be paid over the next twelve months and is reported as a current liability
,
and the remainder of $5.3 million is reported as a long-term liability on our condensed consolidated balance sheet. We incurred $24,000 in excess royalty expense for the three and six month periods ended July 31, 2021
,
which is included in cost of revenue in our consolidated statements of income. A total of $0.2 million in excess royalties was paid in the first quarter of the current fiscal year
,
and there are $25,000 in excess royalty payables due as a
result
of this agreement for the period ended July 31, 2021.
Note 12 – Leases
We enter into
lease
contracts for certain of our facilities at various locations worldwide. Our leases have remaining lease terms of one to six years, some of which include options to extend the lease term for periods of up to five years when it is reasonably certain that we will exercise such options.
Balance sheet and other information
related
to our leases is as follows:

Operating Leases (In thousands)	Balance Sheet Classification	July 31, 2021	January 31, 2021

Lease Assets	Right of Use Assets	$1,209	$1,389
Lease Liabilities – Current	Other Liabilities and Accrued Expenses	351	372
Lease Liabilities – Long Term	Lease Liabilities	907	1,065
Lease cost information is as follows:

		Three Months Ended	Six Months Ended
Operating Leases (In thousands)	Statement of Income Classification	July 31, 2021	July 31, 2021
Operating Lease Costs	General and Administrative Expense	$124	$260

		Three Months Ended	Six Months Ended
Operating Leases (In thousands)	Statement of Income Classification	August 1, 2020	August 1, 2020

Operating Lease Costs	General and Administrative Expense	$122	$242
Maturities of operating lease liabilities are as follows:

(In thousands)	July 31, 2021
2022, remaining	$185
2023	314
2024	287
2025	180
2026	159
Thereafter	265

Total Lease Payments	1,390
Less: Imputed Interest	(132)

Total Lease Liabilities	$1,258

As of July 31, 2021, the weighted-average remaining lease
term
and weighted-average discount rate for our operating leases are 4.9 years and 4.0%, respectively. We calculated the weighted-average discount rate using incremental borrowing rates, which equal the rates of interest that we would pay to borrow funds on a fully collateralized basis over a similar term.

1
6

Supplemental cash flow information related to leases is as follows:

	Three Months Ended	Six Months Ended
(In thousands)	July 31, 2021	July 31, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$93	$185

	Three Months Ended	Six Months Ended
(In thousands)	August 1, 2020	August 1, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$125	$231
Note 13 – Accumulated Other Comprehensive Loss
The changes in the balance of accumulated other comprehensive loss (“AOCL”) by component are as follows:

(In thousands)	Foreign Currency Translation Adjustments	Cash Flow Hedges	Total
Balance at January 31, 2021	$(275)	$(109)	$(384)
Other Comprehensive Loss before reclassification	(429)	—	(429)
Amounts reclassified from AOCL to Earnings	—	31	31

Other Comprehensive Income (Loss)	(429)	31	(398)

Balance at July 31, 2021	$(704)	$(78)	$(782)

The amounts presented above in other comprehensive loss are net of taxes except for translation adjustments associated with our German, Danish and Shanghai subsidiaries.
Note 14 – Share-Based Compensation
We have one equity incentive plan from which we are authorized to grant equity awards, the AstroNova, Inc. 2018 Equity Incentive Plan (the “2018 Plan”). The 2018 Plan provides for, among other things, the issuance of awards, including incentive stock options, non-qualified
stock options, stock appreciation rights, time-based restricted stock units (“RSUs”), or performance-based restricted stock units (“PSUs”) and restricted stock awards (RSAs). The 2018 Plan authorizes the issuance of up to 950,000 shares of common stock, plus an additional number of shares equal to the number of shares subject to awards granted under previous equity incentive plans that are forfeited, cancelled, satisfied without the issuance of stock, otherwise terminated (other than by exercise), or, for shares of stock issued pursuant to any unvested award, that are reacquired by us at not more than the grantee’s purchase price (other than by exercise). Under the 2018 Plan, all awards to employees generally have a minimum vesting period of one year. Options granted under the 2018 Plan must be issued at an exercise price of not less than the fair market value of our common stock on the date of grant and expire after ten years. Under the 2018 Plan, there were 133,836 unvested RSUs; 65,167 unvested PSUs; 20,410 unvested RSAs and options to purchase an aggregate of 135,500 shares outstanding as of July 31, 2021.
In addition to the 2018 Plan, we previously granted equity awards under our 2015 Equity Incentive Plan (the “2015 Plan”) and our 2007 Equity Incentive Plan (the “2007 Plan”). No new awards may be issued under either the 2007 or 2015 plans, but outstanding awards will continue to be governed by those plans. As of July 31, 2021, options to purchase an aggregate of 326,968 shares were outstanding under the 2007 Plan and 3,750 unvested shares of restricted stock and options to purchase an aggregate of 141,175 shares were outstanding under the 2015 Plan.
We also have a
Non-Employee
Director Annual Compensation Program (the “Program”), under which each of our non-employee
directors automatically receives a grant of restricted stock on the date of their re-election
to our board of directors. The number of whole shares granted is equal to the number calculated by dividing the stock component of the director compensation amount determined by the compensation committee for that year by the fair market value of our stock on that day. The value of the restricted stock award for fiscal 20
22
is $60,000. Shares of restricted stock granted under the Program become vested on the first anniversary of the date of grant, conditioned upon the recipient’s continued service on our board of directors through that date.

1
7

Share-based compensation expense was recognized as follows:

	Three Months Ended		Six Months Ended
(In thousands)	July 31, 2021	August 1, 2020	July 31, 2021	August 1, 2020
Stock Options	$57	$131	$162	$264
Restricted Stock Awards and Restricted Stock Units	408	465	778	822
Employee Stock Purchase Plan	4	5	7	10

Total	$469	$601	$947	$1,096

Stock Options
There were no stock options granted during the six months ended July 31, 2021 and August 1, 2020.
Aggregated information regarding stock option activity for the six months ended July 31, 2021 is summarized below:

	Number of Options	Weighted Average Exercise Price
Outstanding at January 31, 2021	622,083	$14.63
Granted	—	—
Exercised	(4,425)	9.57
Forfeited	(14,015)	14.96
Canceled	—	—

Outstanding at July 31, 2021	603,643	$14.66

Set forth below is a summary of options outstanding at July 31, 2021:

Outstanding				Exercisable
Range of Exercise prices	Number of Option s	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Number of Option s	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Life
$5.00-10.00	37,244	$7.97	1.0	37,244	$7.97	1.0
$10.01-15.00	348,649	$13.62	4.4	336,649	$13.61	4.3
$15.01-20.00	217,750	$17.47	6.3	210,875	$17.44	6.3

	603,643	$14.66	4.9	584,768	$14.63	4.8

As of July 31, 2021, there was approximately $59,000 of unrecognized compensation expense related to stock options which is expected to be recognized over a weighted average period of approximately 0.6 years.
Restricted Stock Units (RSUs) and Restricted Stock Awards (RSAs)
Aggregated information regarding RSU and RSA activity for the six months ended July 31, 2021 is summarized below:

	RSAs & RSUs	Weighted Average Grant Date Fair Value

Outstanding at January 31, 2021	197,413	$9.96
Granted	147,006	14.43
Vested	(121,256)	10.30

Outstanding at July 31, 2021	223,163	$12.72

As of July 31, 2021, there was approximately $2.5 million of unrecognized compensation expense related to RSUs and RSAs which is expected to be recognized over a weighted average period of 1.0 year.

1
8

Employee Stock Purchase Plan
We have an Employee Stock Purchase Plan allowing eligible employees to purchase shares of common stock at a 15% discount from fair value on the first or last day of an offering period, whichever is less. A total of 247,500 shares were reserved for issuance under this plan. During the six months ended July 31, 2021 and August 1, 2020, there were 3,899 and 8,851 shares, respectively, purchased under this plan. As of July 31, 2021, 6,475 shares remain available for purchase under our Employee Stock Purchase Plan.
Note 15 – Income Taxes
Our effective tax rates for the period are as follows:

	Three Months Ended	Six Months Ended
Fiscal 2022	9.1%	5.8%
Fiscal 2021	99.4%	48.6%
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
During the three months ended July 31, 2021, we recognized an income tax expense of
$0.7

million. The effective tax rate in this period was directly impacted by a
$1.1
million tax benefit from the forgiveness of the PPP Loan, a $
0.1
million tax benefit arising from a windfall related to our stock compensation and a
$32,000
tax benefit related to return to provision adjustments from foreign tax returns filed in the quarter. The PPP Loan forgiveness recognized during the three months ended July 31, 2021, is excluded from federal taxable income under Section 1106(i) of the CARES Act. During the three months ended August 1, 2020, we recognized an income tax expense of approximately
$0.5

million. The effective tax rate in this period was directly impacted by a significant increase in forecasted operating results for fiscal year 2021 as compared to operating results forecasted at the end of our first quarter of fiscal 2021, a
$0.1
million expense arising from a shortfall related to our stock and a $
0.1
million expense related to return to provision adjustments from foreign tax returns filed in the quarter.
During the six months ended July 31, 2021, we recognized an income tax expense of
$0.5

million. The effective tax rate in this period was directly impacted by a
$1.1
million tax benefit from the forgiveness of the PPP loan, a $
0.1
million tax benefit arising from windfall tax expense related to our stock, a
$32,000
tax benefit related to return to provision adjustments from foreign tax returns filed in the year and a
$0.3
million tax benefit related to the expiration of the statute of limitations on previously uncertain tax positions. The PPP loan forgiveness recognized during the six months ended
July 31, 2021, is excluded from taxable income under Section 1106(i) of the CARES Act. During the six months ended August 1, 2020, we recognized an income tax expense of approximately
$0.4

million. The effective tax rate in this period was directly impacted by a significant increase in forecasted operating results for fiscal year 2021 as compared to operating results forecasted at the end of our first quarter of fiscal year 2021, a
$0.1

million expense arising from shortfall tax expense related to our stock, a
$0.1
million expense related to return to provision adjustments from foreign tax returns filed in the year and a
$0.1
million tax benefit related to the expiration of the statute of limitations on previously uncertain tax positions.
We maintain a valuation allowance on some of our deferred tax assets in certain jurisdictions. A valuation allowance is required when, based upon an assessment of various factors, including recent operating loss history, anticipated future earnings, and prudent and reasonable tax planning strategies, it is more likely than not that some portion of the deferred tax assets will not be realized.
Unrecognized tax benefits represent the difference between tax positions taken or expected to be taken in a tax return and the benefits recognized for financial reporting purposes. As of July 31, 2021, our cumulative unrecognized tax benefits totaled $221,000 compared to $384,000 as of
January 31, 2020. We established unrecognized tax benefits for certain positions taken on fiscal year 2021 Canadian tax return. There were no other developments affecting unrecognized tax benefits during the quarter ended July 31, 2021.

Note 16 – Segment Information
We report two segments: Product Identification (“PI”) and Test & Measurement (“T&M”). We evaluate segment performance based on the segment profit (loss) before corporate expenses.
Summarized below are the Revenue and Segment Operating Profit for each reporting segment:

	Three Months Ended				Six Months Ended
	Revenue		Segment Operating Profit (Loss)		Revenue		Segment Operating Profit (Loss)
(In thousands)	July 31, 2021	August 1, 2020	July 31, 2021	August 1, 2020	July 31, 2021	August 1, 2020	July 31, 2021	August 1, 2020
Product Identification	$23,492	$21,629	$4,406	$3,146	$46,590	$44,009	$7,134	$6,292
T&M	6,353	6,029	1,710	(407)	12,333	14,569	2,060	(563)

Total	$29,845	$27,658	6,116	2,739	$58,923	$58,578	9,194	5,729

Corporate Expenses			2,664	2,535			5,008	4,861

Operating Income			3,452	204			4,186	868
Other Income (Expense), Net			4,266	328			3,897	(23)

Income Before Income Taxes			7,718	532			8,083	845
Income Tax Provision			699	529			471	411

Net Income			$7,019	$3			$7,612	$434

2
0

Note 17 – Fair Value
Assets and Liabilities Not Recorded at Fair Value
Our long-term debt, including the current portion of long-term debt not reflected in the financial statements at fair value, is reflected in the table below:

	July 31, 2021
	Fair Value Measurement
(In thousands)	Level 1	Level 2	Level 3	Total	Carrying Value

Long-Term debt and related current maturities	$—	$—	$9,633	$9,633	$9,625

	January 31, 2021
	Fair Value Measurement
(In thousands)	Level 1	Level 2	Level 3	Total	Carrying Value

Long-Term debt and related current maturities	$—	$—	$12,586	$12,586	$12,576
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

2
1

COVID-19
Update—Overview
Our business has been and likely will continue to be materially adversely affected by the global
COVID-19
pandemic. We operate in several regions of the world, with the largest concentration of team members in North America and Europe, and a smaller presence in Asia. Since the
COVID-19
pandemic began, we have monitored government recommendations and regulations in the areas where we operate and have made good faith efforts to comply with regulations, the best practices and recommendations issued by a variety of governmental health authorities and manufacturing industry organizations to which we belong. Throughout the pandemic we, and many other businesses and organizations with which we do business directly or which otherwise impact us, have taken steps to avoid or reduce infection as recommended by the public health authorities, including enabling teammates to work remotely from home and by limiting business travel and gatherings of people. Although vaccine availability has expanded dramatically in the market economies where the majority of our revenues are derived, this has not been true throughout the world, and even in our major market areas inoculation rates have not been sufficient to prevent another surge of infections as more virulent strains of
COVID-19
have recently emerged. Recommendations against gatherings of people and travel restrictions between regions had loosened to varying degrees in some locations, but many have remained in place or have been reinstated, especially in Europe. It is impossible to determine the precise impact that the future course of the pandemic will have on our business. For example, some of the health practices that were instituted at the height of the pandemic are again being recommended, and in some cases re-imposed.
At this point it is still unclear how the future course of the pandemic will evolve and how the public health authorities in the United States, Europe and Asia will respond. Accordingly, we cannot determine exactly how our own business practices and those of with whom we do business will respond as a result.
We made significant modifications to our normal operations because of the
COVID-19
pandemic, including requiring most
non-production
related team members to work remotely, at least part-time. As the result of declining infection rates in early 2021, and in response to guidance from local and national health authorities we relaxed some of our health-related workplace restrictions and practices. We do not know when, or if, it will become practical to further relax or eliminate the remaining restrictions, altogether, or whether the emergence of more virulent strains of
COVID-19
will cause us to impose additional restrictions. Since the start of the pandemic, we have maintained most of the manufacturing operational capacity at our facilities located in West Warwick, Rhode Island, as well as our manufacturing facilities in Canada and Germany. In the West Warwick and Canadian operations there were periods when a number of team members were unable to maintain their work schedules due to the effects of the pandemic, which resulted in reduced production capacity, longer order fulfillment lead times, and as a result, reduced revenues. While those issues have abated to some degree, they are still impacting our operations. The extent to which the
COVID-19
pandemic continues to negatively impact our manufacturing production will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 variants,
the continued efficacy of vaccinations and the willingness of our employees and others to become vaccinated, among others. We expect that our operations and modalities of on-site
and remote work will be impacted permanently, as will our increased safety protocols and the other adaptations undertaken during the pandemic, but we are still developing our plans and cannot predict the result yet.
Since the
COVID-19
pandemic began we have experienced some difficulties in obtaining raw materials and components for our products. Some of the structural dislocations in the global economy caused by the pandemic are prolonging these difficulties. Thus far we have been able to successfully respond to these difficulties, but we have had to incur additional costs to do so, including, for example, incurring expedited and express shipping fees. These difficulties have impacted our efficiency, but we do not believe that they have materially impacted our relationships with our customers. We are currently monitoring the world-wide delays in transit time, as freight carriers are now experiencing significant delays in overseas shipments. We are addressing these issues through long range planning, and we are supplementing inventories as needed. We are also monitoring and reacting to extended lead times on active electronic components and utilizing several strategies, including blanket orders, vendor-bonded inventories, extended commitments to our supply base, and seeking alternative suppliers. Additionally, we have taken actions to maintain regular contact with our essential vendors and have increased our forecasting horizon for our products to help us better manage our supply chain. Our strategies to counteract the impact of the pandemic and the supply chain dislocations that have developed have tended to increase the amount of inventory we maintain, but because of the complexity of our manufacturing processes and diverse supply sources, it is impossible to isolate the precise impact by product line. We will continue to monitor our supply chain going forward and update our mitigation strategies as we determine appropriate. We are not able to predict how current supply chain difficulties will develop in the future, and if the steps we are taking are not effective, it could have a material adverse impact on our results of operations.
It is not possible at this time to estimate how the
COVID-19
pandemic or the consequences of its aftermath will continue to impact our business, customers, suppliers or other business partners, and the degree it will adversely change our operational capacity and the efficiency of our team members or affect our results of operations and financial condition.
Product Identification Update
The global
COVID-19
pandemic has negatively impacted sales of our Product Identification hardware products. This is primarily a result of the impact that travel restrictions have had on our sales efforts, as most customers historically have preferred in-person
demonstrations of these printers at their production sites prior to placing orders with us and those visits have been restricted.

Additionally, the widespread cancellation of trade shows, which traditionally provided an effective forum for customers to consider our products, has also had an adverse impact on traditional methods of sales lead generation. While trade shows have begun to take place again, the future course of this trend is unclear as more virulent virus variants become more widespread. We believe we have been able to partially offset these negative impacts by relying more heavily on various forms of digital advertising and internet-based marketing techniques to obtain sales, including remote video demonstrations and support.,. The degree to which we will be able to maintain or grow the level of hardware revenues through the changes we have made to our go-to-market
strategies remains unclear. When the
COVID-19
pandemic abates, and as it becomes possible for our direct sales force and distributors to travel to visit customers and attend and present products at trade shows, it is likely that some reversion to those historical sales methods will occur. However, it is also likely that some of the
COVID-19
induced adaptations are also likely to become permanent. At this time, we do not know how that mix of sales strategies will evolve and how they will impact the results of operations for this segment.
Despite the pandemic, we believe that the diversified nature of our end markets and the relative concentration of business in consumer non-durable
market related applications impart a greater degree of near- and longer-term stability to our Product Identification segment.
Test & Measurement Update
Our sales of flight deck printers for Boeing 737 aircraft have been severely impacted by the chain of events that occurred after two 737 MAX aircraft crashed. In March 2019, all major civil aviation authorities worldwide grounded the Boeing 737 MAX aircraft for safety reasons. In April 2019, Boeing reduced the number of 737 MAX aircraft produced per month from 52 to 42, and in January 2020, Boeing ceased production of the 737 MAX aircraft completely. On May 27, 2020, in anticipation of an eventual certification, Boeing announced that it would re-start
production of 737 MAX aircrafts at low initial rates and gradually increase production in the future.
On August 3, 2020, the United States Federal Aviation Administration (the “FAA”) issued a notice of proposed rulemaking for a Boeing 737 MAX aircraft airworthiness directive, and on November 18, 2020 the FAA certified the model for return to service in the United States. On January 27, 2021, the European Union Aviation Safety Agency (EASA) approved the return to service of the Boeing 737 MAX aircraft in Europe. The exact timing of re-certification
by other worldwide civil aviation authorities is unknown but we expect that most will permit a return to service later in 2021. Before each 737 MAX aircraft can return to commercial service, all civilian aviation authority agency certification requirements relevant to each carrier must be met. As these requirements vary, and can be quite extensive, the exact timing of the recertification and return to service of the 737 MAX fleet in each geographical area is unclear at this time and will depend on the ability of Boeing and each airline to complete the required steps.
Aircraft manufacturing rather than aircraft deliveries primarily drives demand for our airborne printer products. We experienced very low levels of 737 MAX aircraft new printer orders and shipments during the production halt, and now that Boeing is producing a small number of new aircrafts per month, our volume of 737 MAX aircraft printer orders and shipments has increased only modestly. The majority of our future 737 MAX printer sales volume will be tied to the pace of Boeing’s manufacturing dates and delivery schedules, and the pace of the recovery in their production rates is uncertain and will likely be prolonged. We believe that Boeing has already installed our printers in most of the airplanes that it has completed and that require our printers to be installed prior to delivery. Though we have noted that some airlines are now ordering new 737 MAX aircraft again, and we have seen slight increases in orders for future delivery, the effect of the improving outlook and its timing remains unknown. The precipitous decline in global air travel demand and resultant reduction in the number of flights scheduled by airlines caused by the pandemic has begun to recover, but order demand from airlines for new deliveries of most aircraft models remains far below pre-pandemic
levels. The course and timing of the recovery from the
COVID-19
pandemic and its impact on the air travel industry remains unclear as virulent strains of the virus have emerged. The financial health of the airlines and airframe manufacturers is likely to remain stressed for some time, and the ultimate impact on the structure of the industry and the individual companies that comprise it is unknown. Because we are the primary source for aircraft cabin printers to the airframe manufacturers for a majority of aircraft models produced in the world, the longer-term demand for our products is defined less by the impact of
COVID-19
on particular airlines within the industry and more by the health of the industry as a whole. Although we do not know what the timing and rate of recovery will be, we do expect that the industry, and the demand for our products, will continue to recover slowly as effective vaccines become both widely available and accepted globally, and demand for air travel increases.
Demand for aerospace spare products, paper, parts and repairs has also been significantly impacted by the decline in air travel, as requirements for these products and services are based primarily upon aircraft usage. Although we have experienced minor increases in demand for spare products, paper, parts and repairs as flight hours have increased modestly since the middle of fiscal 2021, we do not know the degree to which this will continue or increase, or at what pace.
While we have reduced our costs as much as we are prudently able to, our strategy and operational plans are to maintain sufficient capabilities and staffing to fully support our customers, meet the stringent market quality requirements, and to be able to rapidly increase production as demand returns, the decline in revenue has adversely impacted our profitability.

PPP Loan Forgiveness
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
On June 15, 2021, the SBA approved our application for forgiveness of the entire $4.4 million principal balance of our PPP Loan and all accrued interest thereon. As a result, we recorded a $4.5 million gain on extinguishment of debt in the accompanying condensed consolidated income statement for the three and six months ended July 31,2021.
Employee Retention Credits
The CARES Act provides an employee retention credit (“ERC”) that is a refundable tax credit against certain employer taxes. On December 27, 2020, Congress enacted the Taxpayer Certainty and Disaster Tax Relief Act of 2020, which amended and extended ERC availability under Section 2301 of the CARES Act. Before the enactment of the Taxpayer Certainty and Disaster Tax Relief Act of 2020, we were ineligible for the ERC because we received the PPP Loan. Following enactment of the Taxpayer Certainty and Disaster Tax Relief Act of 2020, we and other businesses that received loans under that program became retroactively eligible for the ERC.
In the second quarter of the current year, we determined that we qualified for the employee retention credit of $3.1 million for wages paid in calendar year 2020 and the first calendar quarter of 2021. We have recorded this amount as a receivable within the prepaid expenses and other current assets in the condensed consolidated balance sheet as of July 31, 2021.
The $3.1 million of ERCs was recognized as a reduction in employer payroll taxes and allocated to the financial statement captions from which the employee’s payroll taxes were originally incurred. As a result, we recorded a reduction in expenses of $1.7 million in cost of revenue, $0.8 million in selling and marketing, $0.3 million in research and development and $0.3 million in general and administrative in the accompanying condensed consolidated income statement for the three and six month periods ended July 31, 2021.
Results of Operations
Three Months Ended July 31, 2021 vs. August 1, 2020
Revenue by segment and current quarter percentage change over the prior year for the three months ended July 31, 2021 and August 1, 2020 were:

(Dollars in thousands)	July 31, 2021	As a % of Revenue	August 1, 2020	As a % of Revenue	% Change Compared to Prior Year
Product Identification	$23,492	78.7%	$21,629	78.2%	8.6%
T&M	6,353	21.3%	6,029	21.8%	5.4%

Total	$29,845	100.0%	$27,658	100.0%	7.9%

Revenue for the current quarter was $29.8 million, representing an 8.6% increase compared to the prior year second quarter revenue of $27.7 million. Revenue through domestic channels for the second quarter of the current year was $17.2 million, a decrease of 3.8% from the prior year’s second quarter. International revenue for the second quarter of the current year was $12.7 million, representing 42.4% of our second quarter revenue and reflects a 29.3% increase from the previous year second quarter. Current year second quarter international revenue includes a favorable foreign exchange rate impact of $0.7 million.
Hardware revenue in the current quarter was $7.9 million, a 6.6% decrease compared to the prior year’s second quarter revenue of $8.4 million. The decrease is primarily attributable to the T&M segment, as hardware revenue for that segment decreased 18.6% compared to the second quarter of the prior year. The decrease in T&M segment hardware sales primarily resulted from decreased aerospace printer product line sales. The decline in current quarter hardware sales was partially offset by an overall 9.7% increase in hardware sales in the PI segment, as well as an increase in sales of certain data recorders in the T&M product group.

Supplies revenue in the current quarter was $18.6 million, a 9.0% increase compared to the prior year’s second quarter supplies revenue of $17.0 million. The increase is primarily attributable to the higher PI segment supply sales, as well as increases in revenue from paper supplies sales in the aerospace product group in the T&M segment.
Service and other revenues of $3.3 million in the current quarter increased 58.2% compared to second quarter revenue of $2.1 million in the prior year. The increase is due primarily to increased repair revenue related to the aerospace printer and data recorder product lines in the T&M segment, as well as increases in parts revenue in the Product Identification segment.
Current year second quarter gross profit was $12.7 million, a 29.9% increase compared to prior year second quarter gross profit of $9.8 million. Our current quarter gross profit margin of 42.6% reflects a 7.2 percentage point increase from the prior year’s second quarter gross profit margin of 35.4%. The higher gross profit and related profit margin for the current quarter compared to the prior year’s second quarter is primarily attributable to increased revenue and the impact of the employee retention credit (“ERC”), a refundable tax credit against certain employer taxes as provided under the CARES Act, which reduced manufacturing payroll taxes, a component of cost of revenue, by $1.7 million in the second quarter of the current year.
Operating expenses for the current quarter were $9.3 million, a 3.3% decrease compared to the prior year second quarter operating expenses of $9.6 million. Specifically, current quarter selling and marketing expenses were $5.1 million, an 8.9% decrease compared to the second quarter of the prior year. The decline for the current quarter in selling and marketing expenses was primarily due to a decrease in payroll taxes in the second quarter of the current year related to the ERC, as well as a decrease in amortization expense as a result of changes in the remaining useful lives and amortization methods for certain of our customer relationship intangibles. The current quarter decline in selling and marketing expenses was partially offset by an increase in employee wages and bonuses. Current quarter general and administrative expenses were $2.7 million, a 5.1% increase compared to the second quarter of the prior year. The increase in general and administrative expenses for the current quarter was primarily due to an increase in wages and employee bonuses. This increase was partially offset by a decrease in payroll taxes in the second quarter of the current year related to the ERC, as well as a decrease in legal and professional fees. Research and development (“R&D”) expenses were $1.5 million in the current quarter, a 5.1% increase compared to the second quarter of the prior year primarily due to increases in wages and employee bonuses, partially offset by a decrease in payroll taxes related to the ERC. The R&D spending as a percentage of revenue for the current quarter is 5.2% compared to 5.4% for the same period of the prior year.
Other income in the second quarter of the current year was $4.3 million compared to $0.3 million in the second quarter of the prior year. Current quarter other income includes $4.5 million related to forgiveness of our PPP Loan and a net foreign exchange gain of $0.1 million. Other income in the current quarter is partially offset by interest expense on debt of $0.2 million and other expense of $0.1 million. Other income for the second quarter of the prior year included $0.6 million of gain on the translation of Eurodollar and Danish Kroner receivable balances at significantly higher exchange rates for those currencies as compared to the US Dollar, which were partially offset by interest expense on debt and the revolving line of credit of $0.2 million and $0.1 million related to the termination of the cross-currency interest rate swap.
The provision for federal, state and foreign income taxes for the second quarter of the current year is $0.7 million, resulting in an effective tax rate of 9.1%. This rate was impacted by a $1.1 million tax benefit from the forgiveness of the PPP loan, a $0.1 million tax benefit arising from a windfall related to our stock and a $32,000 tax benefit related to return to provision adjustments from foreign tax returns filed in the quarter. The PPP Loan forgiveness recognized during the three months ended July 31, 2021 is excluded from taxable income under Section 1106(i) of the CARES Act. This compares to the prior year’s second quarter tax provision of $0.5 million, resulting in an effective tax rate of 99.4%. This rate was impacted by a significant increase in forecasted operating results for our fiscal 2021 as compared to operating results forecasted at the end of our first quarter of fiscal year 2021, a $122,000 expense arising from a windfall shortfall tax expense related to the vesting of stock grants to directors and officers and a $79,000 expense related to return to provision adjustments from foreign tax returns filed in the quarter.
We reported net income of $7.0 million or $0.96 per diluted share for the second quarter of the current year. The results for current quarter were impacted by income of $4.5 million ($4.4 million net of tax or $0.60 per diluted share) related to the gain on extinguishment of debt for the PPP Loan forgiveness and income of $3.1 million ($2.4 million net of tax or $0.32 per diluted share) related to the ERC. Net income for the prior year’s second quarter was $3,000 or $0.00 per diluted share. Return on revenue was 23.5% for the current quarter of fiscal 2022 compared to 0.0% for the prior year second quarter of fiscal 2021.

Six Months Ended July 31, 2021 vs. Six Months Ended August 1, 2020
Revenue by segment and current period percentage change over the prior year for the six months ended July 31, 2021 and August 1, 2020 were:

(Dollars in thousands)	July 31, 2021	As a % of Revenue	August 1, 2020	As a % of Revenue	% Change Compared to Prior Year
Product Identification	$46,590	79.1%	$44,009	75.1%	5.9%
T&M	12,333	20.9%	14,569	24.9%	(15.3)%

Total	$58,923	100.0%	$58,578	100.0%	0.6%

Revenue for the first six months of the current year was $58.9 million, representing a slight increase compared to the previous year’s first six months revenue. Revenue through domestic channels for the first half of the current year was $33.9 million, a decrease of 10.0% from prior year domestic revenue of $37.7 million. International revenue for the first six months of the current year was $25.0 million, a 19.7% increase from the previous year international revenue of $20.9 million. The current year’s first six months international revenue reflected a favorable foreign exchange rate impact of $1.5 million.
Hardware revenue in the first six months of the current year was $15.5 million, a 10.5% decrease compared to the prior year’s first six months hardware revenue of $17.4 million. The decrease in hardware revenue is primarily due to a 30.1% decline in hardware sales in the T&M segment resulting from lower aerospace printer product line and data recorder sales. The decline in the first six months revenue was partially offset by increased hardware sales for the first six months of the current year in the PI segment.
Supplies revenue in the first half of the current year was $36.9 million, representing a 1.7% increase over prior year’s first six months supplies revenue of $36.3 million. The increase in the current year supplies revenue is primarily attributable to the increase in sales of ink and media supplies in the PI segment as well as paper supplies in the aerospace product group in the T&M segment. .
Service and other revenues were $6.5 million in the first six months of the current year, a 31.1% increase compared to the prior year’s first six months service and other revenues of $4.9 million. The increase is due primarily to overall increased repair and parts revenue in both the T&M and PI segments.
Current year first six months gross profit was $23.6 million, a 14.3% increase from prior year’s first six months gross profit of $20.6 million. Our gross profit margin of 40.1% in the current year reflects an increase from the prior year’s first six months gross profit margin of 35.2%. The higher gross profit and related profit margin for the current year compared to the prior year is primarily attributable to increased revenue, lower manufacturing period costs and the impact of the ERC, which reduced manufacturing payroll taxes in the amount of $1.7 million in the second quarter of the current year.
Operating expenses for the first six months of the current fiscal year were $19.4 million, a 1.8% decrease compared to prior year’s first six months operating expenses of $19.8 million. Selling and marketing expenses for the current year of $11.2 million decreased by 2.8% compared to the previous year’s first six months primarily due to a decrease in payroll taxes in the second quarter of the current year related to the ERC, as well as a decrease in amortization expense related to a change in the remaining useful lives and amortization methods for certain of our customer relationship intangibles. The current year decline in selling and marketing expenses was partially offset by an increase in employee wages and bonuses as well as increased travel and entertainment expenses. General and administrative expenses increased 3.0% to $5.0 million in the first six months of the current year compared to $4.9 million in the first six months of the prior year, primarily due to an increase in employee wages bonuses, partially offset by a decrease in payroll taxes related to the ERC, as well as a decrease in outside service expenses. R&D spending in the first six months of the current year was $3.3 million, a 5.2% decrease compared to the prior year’s first six months spending of $3.4 million primarily due to a decrease in payroll taxes related to the ERC, partially offset by increases in employee wages and bonuses . Current year spending on R&D represents 5.5% of revenue compared to the prior year’s first six months level of 5.9%.
Other income during the first six months of the current year was $3.9 million compared to $23,000 of other expense in the first six months of the previous year. Current year other income includes $4.5 million related to the forgiveness of our PPP Loan, partially offset by interest expense on debt of $0.4 million, and net foreign exchange loss of $0.1 million. Other expense during the first six months of the prior year of $23,000 primarily included interest expense of $0.5 million on our debt and revolving credit line and $0.1 million related to the termination of the cross-currency interest rate swap offset by a $0.5 million gain on the translation of Eurodollar and Danish Kroner receivable balances at significantly higher exchange rates for those currencies as compared to the US Dollar and investment income of $0.1 million.

We recognized $0.5 million of income tax expense for the first six months of the current fiscal year, which reflects a $1.1 million tax benefit from the forgiveness of our PPP Loan, a $0.1 million tax benefit arising from windfall tax expense related to our stock, a $32,000 tax benefit related to return to provision adjustments from foreign tax returns filed in the year and a $0.3 million tax benefit related to the expiration of the statute of limitations on previously uncertain tax positions and results in a 5.8% effective tax rate. The PPP loan forgiveness recognized during the six months ended July 31, 2021 is excluded from taxable income under Section 1106(i) of the CARES Act. We recognized $0.4 million of income tax expense for the first six months of the prior fiscal year, which reflected a significant increase in forecasted operating results for our fiscal 2021 as compared to operating results forecasted at the end of our first quarter of fiscal 2021, a $118,000 expense arising from a shortfall tax expense related to our stock, a $79,000 expense related to return to provision adjustments from several foreign tax returns filed in the current year and a $78,000 tax benefit related to the expiration of the statute of limitations on previously uncertain tax positions resulting in a 48.6% effective tax rate.
We reported net income of $7.6 million, or $1.04 per diluted share, for the first six months of the current year. The results for the current period were impacted by income of $4.5 million ($4.4 million net of tax or $0.61 per diluted share) related forgiveness of our PPP Loan and income of $3.1 million ($2.4 million net of tax or $0.33 per diluted share) related to the ERC. On a comparable basis, net income for the prior year’s first six months was $0.4 million or $0.06 per diluted share. Return on revenue was 12.9% for the first six months of fiscal 2022 compared to 0.7% for the first six months of fiscal 2021.
Segment Analysis
We report two segments: Product Identification and Test & Measurement and evaluate segment performance based on the segment profit before corporate and financial administration expenses. Summarized below are the Revenue and Segment Operating Profit (Loss) for each reporting segment:

	Three Months Ended				Six Months Ended
	Revenue		Segment Operating Profit (Loss)		Revenue		Segment Operating Profit (Loss)
(In thousands)	July 31, 2021	August 1, 2020	July 31, 2021	August 1, 2020	July 31, 2021	August 1, 2020	July 31, 2021	August 1, 2020
Product Identification	$23,492	$21,629	$4,406	$3,146	$46,590	$44,009	$7,134	$6,292
T&M	6,353	6,029	1,710	(407)	12,333	14,569	2,060	(563)

Total	$29,845	$27,658	6,116	2,739	$58,923	$58,578	9,194	5,729

Corporate Expenses			2,664	2,535			5,008	4,861

Operating Income			3,452	204			4,186	868
Other Income (Expense), Net			4,266	328			3,897	(23)

Income Before Income Taxes			7,718	532			8,083	845
Income Tax Provision			699	529			471	411

Net Income			$7,019	$3			$7,612	$434

Product Identification
Revenue from the Product Identification segment increased 8.6% in the second quarter of the current year, with revenue of $23.5 million compared to $21.6 million in the same period of the prior year. The current quarter increase is primarily due to overall increased supplies sales in both the QuickLabel and Trojan Label product lines. Also contributing to the increase is a net overall increase in hardware revenue, aided by strong sales of the new TrojanLabel
T3-OPX
printer, as well as increased current quarter revenue from parts sales. Product Identification’s current quarter segment operating profit was $4.4 million, reflecting a profit margin of 18.8% and compares to the prior year’s second quarter segment profit of $3.1 million and related profit margin of 14.5%. The increase in Product Identification current year second quarter segment operating profit and margin is primarily due to increased revenue and the impact of the ERC which reduced manufacturing and operating payroll taxes attributable to the PI segment by $1.9 million in the second quarter of the current year.

Revenue from the Product Identification segment increased 5.9% to $46.6 million in the first six months of the current year from $44.0 million in the same period of the prior year. The current year increase is primarily due to increased supplies. Also contributing to the increase is a net increase in overall hardware revenue, aided by strong sales of the new TrojanLabel
T3-OPX
printer, as well as increased current year revenue for parts and repairs in both the QuickLabel and Trojan Label product lines. Product Identification current year segment operating profit was $7.1 million with a profit margin of 15.3%, compared to the prior year segment operating profit of $6.3 million and related profit margin of 14.3%. The increase in current year segment operating profit and margin is primarily due to increased revenue and the impact of the ERC which reduced manufacturing and operating payroll taxes attributable to the PI segment by $1.9 million in the second quarter of the current year.
Test & Measurement—T&M
Revenue from the T&M segment was $6.4 million for the second quarter of the current fiscal year, representing a 5.4% increase compared to revenue of $6.0 million for the same period in the prior year. The increase in revenue for the current quarter is primarily attributable to the increase in repairs and parts revenue in our aerospace product group, as well as increased supplies sales in the aerospace product group. Also contributing to the second quarter growth was the increase in sales of TMX hardware sales in the T&M product group. The increase for the second quarter is partially offset by the decline in current quarter hardware sales as a result of the Boeing 737 MAX aircraft grounding and the dramatic drop in air travel due to the impact of
COVID-19.
T&M’s second quarter segment operating profit was $1.7 million, reflecting a profit margin of 26.9%, an increase compared to the prior year segment operating loss of $0.4 million and related negative operating margin of 6.8%. The increase in segment operating profit and related margin were due to increased revenue and the impact of the ERC which reduced manufacturing and operating payroll taxes attributable to the T&M segment by $1.1 million in the second quarter of the current year.
Revenue from the T&M segment was $12.3 million for the first six months of the current fiscal year, a 15.3% decrease compared to sales of $14.6 million for the same period in the prior year. The decrease in revenue for the current year is primarily attributable to the decline in hardware sales of our aerospace product group as a result of the Boeing 737 MAX grounding and the dramatic drop in air travel due to the impact of the
COVID-19
pandemic. The decrease in current period revenue was also driven to a lesser degree by a decline in data recorder hardware sales in the T&M product group. The decline in revenue was partially offset by increased parts and repairs revenue in the aerospace product group, as well as increased sales of TMX hardware sales in the T&M product group. The segment’s first six months operating profit of $2.1 million resulted in a 16.7% profit margin compared to the prior year segment operating loss of $0.6 million and related negative operating margin of 3.9%. The increase in segment operating profit and related margin for the current year is primarily due the impact of the employee retention credit which reduced manufacturing and operating payroll taxes attributable to the T&M segment by $1.1 million in the second quarter of the current year.
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
At July 31, 2021, our cash and cash equivalents were $11.4 million. There was no outstanding balance on our revolving line of credit at July 31, 2021 and we have $22.5 million available for borrowing under that facility. We believe that our available cash and credit facilities combined with our cash generated from operations will be sufficient to support our operating requirements, so long as the impact of
COVID-19
does not worsen.
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
The PPP Loan, which would have matured on May 6, 2022, is unsecured and bore interest at a rate of 1.0% per annum, accruing from the loan date. No payments were due on the PPP Loan until the date on which the lender determines the amount of the PPP Loan that is eligible for forgiveness.
Subject to the limitations and conditions set forth in the CARES Act, the PPP Flexibility Act, and the regulations and guidance provided by the SBA with respect to the PPP, a portion of the PPP Loan may be forgiven in an amount up to the amount of the PPP Loan proceeds that we spent on payroll, rent, utilities and interest on certain debt during the twenty-four-week period following incurrence of the PPP Loan. Interest accrued on the forgiven portion of the principal amount of the PPP Loan is also forgiven. The amount of the PPP Loan to be forgiven in respect of rent, utilities and interest on certain debt will be capped at 40% of the forgiven amount, with the remaining forgiven amount allocated to payroll costs. We have fully utilized the PPP Loan proceeds for qualifying expenses during fiscal year 2021. The PPP Loan was classified as long-term debt in the condensed consolidated balance sheet until the forgiveness determination was made by the SBA.
On June 15, 2021, Greenwood notified us that the SBA approved our application for forgiveness of the entire $4.4 million principal balance of our PPP Loan and all accrued interest thereon. As a result, we recorded a $4.5 million gain on extinguishment of debt in Other Income (Expense) in our condensed consolidated income statement for the three and six months ended July 31,2021.
Cash Flow
Our statements of cash flows for the six months ended July 31, 2021 and August 1, 2020 are included on page 7 of this report. Net cash provided by operating activities was $5.5 million for the first six months of fiscal 2022 compared to $9.2 million for the same period of the previous year. The decrease in net cash provided by operations for the first six months of the current year is primarily due to the decrease in cash provided by working capital. The combination of changes in accounts receivable, inventory, income taxes payable, accounts payable and accrued expenses increased cash by $2.7 million for the first six months of fiscal 2022, compared to an increase of $5.7 million for the same period in fiscal 2021. The decrease in cash from operations for the first six months of fiscal 2022 was also impacted by the $3.1 million ERC receivable due at July 31, 2021.
Our accounts receivable balance decreased to $15.6 million at the end of the second quarter compared to $17.4 million at year end. The $1.8 million decrease in the accounts receivable balance from year end is related to the sales product mix for the second quarter of the current year as compared to fourth quarter sales in fiscal 2021. Days sales outstanding for the six months of fiscal 2022 is 45 compared to 51 days at prior year end.

The inventory balance was $29.1 million at the end of the second quarter of fiscal 2022, a small decline compared to $30.1 million at year end. Inventory days on hand increased to 153 days at the end of the current quarter from 147 days at the prior year end.
The net cash position at July 31, 2021 remained consistent with the year end balance at $11.4 million. Cash was primarily provided from the working capital accounts, as discussed above. Cash outflows during the first six months of fiscal 2022 included the refinancing of debt, which resulted in a net outflow of cash of $2.6 million, cash used to acquire property, plant and equipment of $1.2 million and principal payments on the new long-term debt and the guaranteed royalty obligation of $0.4 million and $1.0 million, respectively.
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
During the six months ended July 31, 2021, there were no material changes to our market risk disclosures as set forth in Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form
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
This section augments and updates certain risk factors disclosed in Item 1A of Part I of our Annual Report on Form
10-K
for the year ended January 31, 2021 (the “Annual Report”). We are providing the following information regarding changes that have occurred to the previously disclosed risk factors in our Annual Report on
Form 10-K.
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
Our business has been and likely will continue to be materially adversely affected by the global
COVID-19
pandemic. We operate in several regions of the world, with the largest concentration of team members in North America and Europe, and a smaller presence in Asia. Since the
COVID-19
pandemic began, we have monitored government recommendations and regulations in the areas where we operate and have made good faith efforts to comply with regulations, , best practices and recommendations issued by a variety of governmental health authorities and manufacturing industry organizations to which we belong. Throughout the pandemic we, and many other businesses and organizations with which we do business directly or otherwise impact us, have taken steps to avoid or reduce infection as recommended by the public health authorities, including enabling teammates to work remotely from home and by limiting business travel and gatherings of people. Although vaccine availability has expanded dramatically in the market economies where the majority of our revenues are derived this has not been true throughout the world, and even in our major market areas, inoculation rates have not been sufficient to prevent another surge of infections as more virulent strains of
COVID-19
have emerged. Recommendations against gatherings of people and travel restrictions between regions had loosened to varying degrees in some locations, but many have still remained in place or have been reinstated, especially in Europe. It is impossible to determine the precise impact that the future course of the pandemic will have on our business. For example, some of the health practices that were instituted at the height of the pandemic care again being recommended and in some cases imposed. At this point it is still unclear how the future course of the pandemic will evolve and how the public health authorities in the United States, Europe and Asia will respond. Accordingly, and we cannot determine exactly how our own business practices and those of with whom we do business will respond as a result.
We made significant modifications to our normal operations because of the
COVID-19
pandemic, including requiring most
non-production
related team members to work remotely, at least part-time. As a result of declining infection rates in early 2021, and in response to guidance from local and national health authorities we relaxed some of our health-related workplace restrictions and practices. We do not know when, or if, it will become practical to further relax or eliminate the remaining restrictions, altogether, or whether the emergence of more virulent strains of
COVID-19
will cause us to impose additional restrictions. Since the start of the pandemic, we have maintained most of the manufacturing operational capacity at our facilities located in West Warwick, Rhode Island, as well as our manufacturing facilities in Canada and Germany. In the West Warwick and Canadian operations there were periods when a number of team members were unable to maintain their work schedules due to the effects of the pandemic, which resulted in reduced production capacity, longer order fulfillment lead times, and as a result, reduced revenues. While those issues have abated to some degree, they are still impacting our operations. The extent to which the
COVID-19
pandemic continues to negatively impact our manufacturing production will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of
COVID-19
variants, the continued efficacy of vaccinations and the willingness of our employees and others to become vaccinated, among others. We expect that our operations and modalities of on-site
and remote work will be impacted permanently, and our increased safety protocols and the other adaptations undertaken during the pandemic may be instituted permanently, but we are still developing our plans and cannot yet predict the result of these actions.
Since the
COVID-19
pandemic began we have experienced some difficulties in obtaining raw materials and components for our products. Some of the structural dislocations in the global economy caused by the pandemic are prolonging these difficulties. Thus far we have been able to successfully respond to these difficulties, but we have had to incur additional costs to do so, including for example, incurring expedited and express shipping fees. These difficulties have impacted our efficiency, but we do not believe that they have materially impacted our relationships with our customers. We are currently monitoring the world-wide delays in transit time, as freight carriers are now experiencing significant delays in overseas shipments. We are addressing these issues through long range planning, and we are supplementing inventories as needed. We are also monitoring and reacting to extended lead times on active electronic components and utilizing several strategies, including blanket orders, vendor-bonded inventories, extended commitments to our supply base, and seeking alternative suppliers. Additionally, we have taken actions to maintain regular contact with our essential vendors and have increased our forecasting horizon for our products to help us better manage our supply chain. Our strategies to counteract the impact of the pandemic and the supply chain dislocations that have developed have tended to increase the amount of inventory we maintain, but because of the complexity of our manufacturing processes and diverse supply sources, it is impossible to isolate the precise impact by product line. We will continue to monitor our supply chain going forward and update our mitigation strategies as we determine appropriate. We are not able to predict how current supply chain difficulties will develop in the future, and if the steps we are taking are not effective, it could have a material adverse impact on our results of operations.
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
While it is not possible at this time to estimate the full scope of the impact that
COVID-19
will have on our business, customers, suppliers or other business partners, we expect that the lasting presence of
COVID-19
will continue to adversely impact our operational capacity and the efficiency of our team members and will continue to negatively affect our results of operations and financial condition for the near term.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
During the second quarter of fiscal 2022, we made the following repurchases of our common stock:

	Total Number of Shares Repurchased		Average Price paid Per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Be Purchased Under The Plans or Programs
May 1—May 31	—		$—		—	—
June 1—June 30	9,268	(a)	$15.71	(a)	—	—
July 1—July 31	—		$—		—	—

(a)
Certain of our executives delivered 9,268 shares of our common stock toward the satisfaction of taxes due with respect to vesting of restricted shares. The shares delivered were valued at a weighted-average market value of $15.71 per share and are included with treasury stock in the consolidated balance sheet. These transactions were not part of a publicly announced purchase plan or program.

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

ASTRONOVA, INC.
(Registrant)

Date: September 14, 2021	By	/s/ Gregory A. Woods
Gregory A. Woods,
President and Chief Executive Officer
(Principal Executive Officer)

	By	/s/ David S. Smith
David S. Smith,
Vice President, Chief Financial Officer and Treasurer (Principal Accounting Officer and Principal Financial Officer)