Form 10-Q
period 2021-10-30
AstroNova, Inc.
filed 2021-12-09
CIK 8146

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 30, 2021
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
The number of shares of the registrant’s common stock, $.05 par value per share, outstanding as of December 3, 2021 was
7,256,418

ASTRONOVA, INC.

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements
ASTRONOVA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Data)

	October 30, 2021	January 31, 2021
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$8,727	$11,439
Accounts Receivable, net	16,351	17,415
Inventories, net	31,661	30,060
Prepaid Expenses and Other Current Assets	6,451	1,807

Total Current Assets	63,190	60,721
Property, Plant and Equipment, net	11,674	12,011
Intangible Assets, net	19,637	21,502
Goodwill	12,415	12,806
Deferred Tax Assets	5,942	5,941
Right of Use Assets	1,106	1,389
Other Assets	1,658	1,103

TOTAL ASSETS	$115,622	$115,473

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts Payable	$6,866	$5,734
Accrued Compensation	4,370	2,852
Other Liabilities and Accrued Expenses	3,835	3,939
Current Liability – Royalty Obligation	2,000	2,000
Current Portion of Long-Term Debt	938	5,326
Current Liability – Excess Royalty Payment Due	220	177
Deferred Revenue	284	285
Income Taxes Payable	—	655

Total Current Liabilities	18,513	20,968
Long-Term Debt, net of current portion	8,397	7,109
Royalty Obligation, net of current portion	4,811	6,161
Long-Term Debt – PPP Loan	—	4,422
Lease Liabilities, net of current portion	826	1,065
Other Long-Term Liabilities	557	681
Deferred Tax Liabilities	336	384

TOTAL LIABILITIES	33,440	40,790
SHAREHOLDERS’ EQUITY
Common Stock, $0.05 Par Value, Authorized 13,000,000 shares; Issued 10,556,891 shares and 10,425,094 shares at October 30, 2021 and January 31, 2021, respectively	528	521
Additional Paid-in Capital	59,502	58,049
Retained Earnings	57,272	50,085
Treasury Stock, at Cost, 3,322,115 and 3,297,058 shares at October 30, 2021 and January 31, 2021, respectively	(33,944)	(33,588)
Accumulated Other Comprehensive Loss, net of tax	(1,176)	(384)

TOTAL SHAREHOLDERS’ EQUITY	82,182	74,683

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$115,622	$115,473

See Notes to condensed consolidated financial statements (unaudited).

ASTRONOVA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	October 30, 2021	October 31, 2020	October 30, 2021	October 31, 2020
Revenue	$28,857	$28,017	$87,780	$86,595
Cost of Revenue	18,472	18,282	53,792	56,218

Gross Profit	10,385	9,735	33,988	30,377
Operating Expenses:
Selling and Marketing	5,777	5,553	16,931	17,033
Research and Development	1,948	1,412	5,203	4,845
General and Administrative	2,364	2,353	7,372	7,214

Operating Expenses	10,089	9,318	29,506	29,092

Operating Income	296	417	4,482	1,285
Other Income (Expense), net:
Extinguishment of Debt – PPP Loan	—	—	4,466	—
Loss on Disposal of Assets	(696)	—	(696)	—
Interest Expense	(135)	(286)	(526)	(776)
Gain (Loss) on Foreign Currency Transactions	(117)	(85)	(231)	314
Other, net	53	(66)	(11)	3

	(895)	(437)	3,002	(459)

Income (Loss) Before Income Taxes	(599)	(20)	7,484	826
Income Tax Provision (Benefit)	(174)	(32)	297	379

Net Income (Loss)	$(425)	$12	$7,187	$447

Net Income (Loss) per Common Share—Basic:	$(0.06)	$0.00	$1.00	$0.06

Net Income (Loss) per Common Share—Diluted:	$(0.06)	$0.00	$0.98	$0.06

Weighted Average Number of Common Shares Outstanding:
Basic	7,234	7,120	7,196	7,100
Diluted	7,234	7,185	7,325	7,137
See Notes to condensed consolidated financial statements (unaudited).

ASTRONOVA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	October 30, 2021	October 31, 2020	October 30, 2021	October 31, 2020
Net Income (Loss)	$(425)	$12	$7,187	$447
Other Comprehensive Income (Loss), Net of Taxes:
Foreign Currency Translation Adjustments	(410)	(157)	(839)	53
Change in Value of Derivatives Designated as Cash Flow Hedge	—	15	—	(255)
Loss from Cash Flow Hedges Reclassified to Income Statement	16	—	47	193
Cross-Currency Interest Rate Swap Termination	—	—	—	45

Other Comprehensive Income (Loss)	(394)	(142)	(792)	36

Comprehensive Income (Loss)	$(819)	$(130)	$6,395	$483

See Notes to condensed consolidated financial statements (unaudited).

ASTRONOVA, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
($ In Thousands, Except per Share Data)
(Unaudited)

	Common Stock		Additional Paid-in	Retained	Treasury	Accumulated Other Comprehensive	Total Shareholders’
	Shares	Amount	Capital	Earnings	Stock	Income (Loss)	Equity

Balance January 31, 2021	10,425,094	$521	$58,049	$50,085	$(33,588)	$(384)	$74,683
Share-Based Compensation	—	—	478	—	—	—	478
Employee Option Exercises	5,746	—	52	—	—	—	52
Restricted Stock Awards Vested, net	48,299	3	(3)	—	(208)	—	(208)
Net Income	—	—	—	593	—	—	593
Other Comprehensive Loss	—	—	—	—	—	(65)	(65)

Balance May 1, 2021	10,479,139	$524	$58,576	$50,678	$(33,796)	$(449)	$75,533
Share-Based Compensation	—	—	469	—	—	—	469
Employee Option Exercises	3,211	—	35	—	—	—	35
Restricted Stock Awards Vested, net	72,125	4	(4)	—	(146)	—	(146)
Net Income	—	—	—	7,019	—	—	7,019
Other Comprehensive Loss	—	—	—	—	—	(333)	(333)

Balance July 31, 2021	10,554,475	$528	$59,076	$57,697	$(33,942)	$(782)	$82,577
Share-Based Compensation	—	—	399	—	—	—	399
Employee Option Exercises	1,983	—	27	—	—	—	27
Restricted Stock Awards Vested, net	433	—	—	—	(2)	—	(2)
Net Loss	—	—	—	(425)	—	—	(425)
Other Comprehensive Loss	—	—	—	—	—	(394)	(394)

Balance October 30, 2021	10,556,891	$528	$59,502	$57,272	$(33,944)	$(1,176)	$82,182

	Common Stock		Additional Paid-in	Retained	Treasury	Accumulated Other Comprehensive	Total Shareholders’
	Shares	Amount	Capital	Earnings	Stock	Income (Loss)	Equity

Balance January 31, 2020	10,343,610	$517	$56,130	$49,298	$(33,477)	$(1,093)	$71,375
Share-Based Compensation	—	—	495	—	—	—	495
Employee Option Exercises	4,456	—	32	—	—	—	32
Restricted Stock Awards Vested, net	23,638	1	(1)	—	(54)	—	(54)
Common Stock – Cash Dividend - $0.07 per share	—	—	—	(497)	—	—	(497)
Net Income	—	—	—	432	—	—	432
Other Comprehensive Loss	—	—	—	—	—	(221)	(221)

Balance May 2, 2020	10,371,704	$518	$56,656	$49,233	$(33,531)	$(1,314)	$71,562
Share-Based Compensation	—	—	601	—	—	—	601
Employee Option Exercises	4,874	—	29	—	—	—	29
Restricted Stock Awards Vested, net	35,676	2	(2)	—	(37)	—	(37)
Net Income	—	—	—	3	—	—	3
Other Comprehensive Income	—	—	—	—	—	399	399

Balance August 1, 2020	10,412,254	$520	$57,284	$49,236	$(33,568)	$(915)	$72,557

Share-Based Compensation	—	—	591	—	—	—	591
Employee Option Exercises	4,037	1	19	—	—	—	20
Restricted Stock Awards Vested, net	433	—	—	—	—	—	—
Net Income	—	—	—	12	—	—	12
Other Comprehensive (Loss)	—	—	—	—	—	(142)	(142)

Balance October 31, 2020	10,416,724	$521	$57,894	$49,248	$(33,568)	$(1,057)	$73,038

ASTRONOVA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Nine Months Ended
	October 30, 2021	October 31, 2020
Cash Flows from Operating Activities:
Net Income	$7,187	$447
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	3,070	4,571
Amortization of Debt Issuance Costs	38	48
Share-Based Compensation	1,345	1,687
Loss on Disposal of Assets	696	—
Gain on Extinguishment of Debt	(4,466)	—
Changes in Assets and Liabilities:
Accounts Receivable	969	4,248
Other Receivable – Employee Retention Credit Receivable	(3,135)	—
Inventories	(1,804)	3,252
Income Taxes	(1,965)	115
Accounts Payable and Accrued Expenses	2,914	(1,488)
Other	(1,001)	(1,213)

Net Cash Provided by Operating Activities	3,848	11,667
Cash Flows from Investing Activities:
Additions to Property, Plant and Equipment	(1,507)	(2,102)

Net Cash Used for Investing Activities	(1,507)	(2,102)
Cash Flows from Financing Activities:
Net Cash Proceeds from Employee Stock Option Plans	47	6
Net Cash Proceeds from Share Purchases under Employee Stock Purchase Plan	67	75
Net Cash Used for Payment of Taxes Related to Vested Restricted Stock	(356)	(91)
Borrowings under Revolving Credit Facility	—	5,000
Repayment under Revolving Credit Facility	—	(11,500)
Payment of Minimum Guarantee Royalty Obligation	(1,500)	(1,500)
Proceeds from Long-Term Debt – PPP Loan	—	4,422
Proceeds from Long-Term Debt Borrowings	10,000	15,232
Payoff of Long-Term Debt	(12,576)	(11,732)
Principal Payments of Long-Term Debt	(563)	(2,906)
Payment of Debt Issuance Costs	—	(89)
Dividends Paid	—	(497)

Net Cash Used for Financing Activities	(4,881)	(3,580)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(172)	(631)

Net Increase (Decrease) in Cash and Cash Equivalents	(2,712)	5,354
Cash and Cash Equivalents, Beginning of Period	11,439	4,249

Cash and Cash Equivalents, End of Period	$8,727	$9,603

Supplemental Disclosures of Cash Flow Information:
Cash Paid During the Period for Interest	$268	$517
Cash Paid During the Period for Income Taxes, Net of Refunds	$2,243	$250
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
Recently Adopted Accounting Pronouncements
Income Taxes
In December 2019, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”)
2019-12,
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
Revenues disaggregated by primary geographic markets and major product types are as follows:
Primary geographical markets:

	Three Months Ended		Nine Months Ended
(In thousands)	October 30, 2021	October 31, 2020	October 30, 2021	October 31, 2020
United States	$17,280	$16,788	$51,154	$54,442
Europe	7,163	7,081	23,588	20,845
Canada	1,724	1,273	4,761	4,154
Asia	1,473	1,209	4,523	3,050
Central and South America	814	1,233	2,569	3,101
Other	403	433	1,185	1,003

Total Revenue	$28,857	$28,017	$87,780	$86,595

Major product types:

	Three Months Ended		Nine Months Ended
(In thousands)	October 30, 2021	October 31, 2020	October 30, 2021	October 31, 2020
Hardware	$7,622	$7,667	$23,147	$25,021
Supplies	18,055	17,996	54,944	54,254
Service and Other	3,180	2,354	9,689	7,320

Total Revenue	$28,857	$28,017	$87,780	$86,595

1
0

Contract Assets and Liabilities
We normally do not have contract assets, which are primarily unbilled accounts receivable that are conditional on something other than the passage of time. Our contract liabilities, which represent billings in excess of revenue recognized, are related to advanced billings for purchased service agreements and extended warranties. Contract liabilities were $284,000 and $285,000 at October 30, 2021 and January 31, 2021, respectively, and are recorded as deferred revenue in the accompanying condensed consolidated balance sheet. The decrease in the deferred revenue balance during the nine months ended October 30, 2021 is primarily due
$254,000
of revenue recognized during the period that was included in the deferred revenue balance at January 31, 2021, offset by cash payments received in advance of satisfying performance obligations in the current period.
Contract Costs
We recognize an asset for the incremental costs of obtaining a contract with a customer if we expect the benefit of those costs to be longer than one year. We have determined that certain costs related to obtaining sales contracts for our aerospace printer products meet the requirement to be capitalized. In the second quarter of the current year, we extended the remaining useful life of these deferred costs from 6 years to 20 years and changed the amortization method from units sold to the straight-line method. We believe these changes, based on the life of the aircraft under the applicable sales contracts, appropriately reflects a more systematic and rational approach. This change is being treated as a change in accounting estimate that is
a
ffected by a change in accounting principle. The impact on net income was immaterial for the nine-month
 period ended October 30, 2021. The balance of these contract assets at January 31, 2021 was $0.9 million and in the second quarter of the current year, we incurred an additional $0.4 million in contract costs which will be amortized over 20 years. We amortized $43,000 of direct costs for the nine months ended October 30, 2021, and the balance of deferred incremental direct costs net of accumulated amortization at October 30, 2021 was $1.3 million of which $0.1 million is reported in other current assets and $1.2 million is reported in other assets in the accompanying condensed consolidated balance sheet.
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

	Three Months Ended		Nine Months Ended
	October 30, 2021	October 31, 2020	October 30, 2021	October 31, 2020

Weighted Average Common Shares Outstanding – Basic	7,234,045	7,120,286	7,196,066	7,099,505
Effect of Dilutive Options, Restricted Stock Awards and Restricted Stock Units	—	65,199	128,437	37,973

Weighted Average Common Shares Outstanding – Diluted	7,234,045	7,185,485	7,324,503	7,137,478

For the three months ended October 30, 2021, the Company had weighted average common stock equivalent shares outstanding of 144,955 that could potentially dilute earnings per share in future periods that were excluded from the computation of diluted EPS because their effect would have been anti-dilutive given the net loss during the period. For the three and nine months ended October 30, 2021, the diluted per share amounts do not reflect weighted average common equivalent shares outstanding of 189,827 and 362,935
,
respectively. For the three and nine months ended October 31, 2020, the diluted per share amounts do not reflect weighted average common equivalent shares outstanding of 689,157 and 892,868
,
respectively. These outstanding common equivalent shares were not included due to their anti-dilutive effect.

1
1

Note 5 – Intangible Assets
Intangible assets are as follows:

	October 30, 2021				January 31, 2021
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Currency Translation Adjustment	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Currency Translation Adjustment	Net Carrying Amount

Miltope:
Customer Contract Relationships	$3,100	$(2,457)	$—	$643	$3,100	$(2,284)	$—	$816
RITEC:
Customer Contract Relationships	2,830	(1,540)	—	1,290	2,830	(1,423)	—	1,407
TrojanLabel:
Existing Technology	2,327	(1,680)	151	798	2,327	(1,405)	196	1,118
Distributor Relations	937	(473)	62	526	937	(396)	89	630
Honeywell:
Customer Contract Relationships	27,243	(10,863)	—	16,380	27,243	(9,712)	—	17,531

Intangible Assets, net	$36,437	$(17,013)	$213	$19,637	$36,437	$(15,220)	$285	$21,502

In the second quarter of the current year, we extended the remaining useful life of the customer contract relationship intangibles for Honeywell International, Inc. (“Honeywell”) from 6 years to 20 years and for the RITEC intangibles we changed the amortization method which was based on revenue with a remaining life of 4 years to the straight-line method with a
20-year
remaining life. We believe these changes, based on the life of the aircraft related to these intangibles, appropriately reflects a more systematic and rational approach to distributing the cost of these intangibles over their useful lives. The change in the amortization of the Honeywell customer contract relationship intangibles is being treated as a change in accounting estimate and the change in the amortization of the RITEC customer contract relationship intangibles is being treated as a change in accounting estimate that is effected by a change in accounting principle. The changes in amortization resulted in a $1.2 million decrease in amortization expense and a $1.2 million, increase to net income for
the nine-month period ended October 30, 2021.
There were no impairments to intangible assets during the periods ended October 30, 2021 and October 31, 2020. With respect to the acquired intangibles included in the table above, amortization expense of $0.4 million and $1.0 million has been included in the condensed consolidated statements of income for the three months ended October 30, 2021 and October 31, 2020, respectively. Amortization expense of $1.8 million and $3.1 million related to the above acquired intangibles has been included in the accompanying condensed consolidated statement of income for the nine months ended October 30, 2021 and October 31, 2020, respectively.

Estimated amortization expense for the next five fiscal years is as follows:

(In thousands)	Remaining 2022	2023	2024	2025	2026
Estimated amortization expense	$401	$1,637	$1,699	$1,009	$1,009
Note 6 – Inventories
Inventories are stated at the lower of cost
(first-in,
first-out)
or net realizable value and include material, labor and manufacturing overhead. The components of inventories are as follows:

(In thousands)	October 30, 2021	January 31, 2021
Materials and Supplies	$21,526	$20,265
Work-In-Process	2,061	2,076
Finished Goods	16,928	16,371

	40,515	38,712
Inventory Reserve	(8,854)	(8,652)

	$31,661	$30,060

1

Note 7—Property, Plant and Equipment
Property, plant and equipment consists of the following:

	October 30,	January 31,
	2021	2021
(In thousands)
Land and Land Improvement	$1,004	$1,004
Buildings and Leasehold Improvements	12,635	12,642
Machinery and Equipment	23,305	23,346
Computer Equipment and Software	13,680	13,847

Gross Property, Plant and Equipment	50,624	50,839
Accumulated Depreciation	(38,950)	(38,828)

Net Property Plant and Equipment	$11,674	$12,011

Depreciation expense on property, plant and equipment was $0.4 million and $1.2 million for the three and nine months ended October 30, 2021. Depreciation expense on property, plant and equipment was $1.5 million and $0.4 million for the three and nine months ended October 31, 2020.
During the quarter ended October 30, 2021, we wrote-off our Oracle EnterpriseOne enterprise resource planning (“ERP”) system in anticipation of the full implementation of our new global ERP system which was effective at the beginning of the fourth quarter of the current year. The book value and related accumulated depreciation of the Oracle EnterpriseOne ERP system along with the balance of the related prepaid service and maintenance contracts have been removed from the accompanying condensed consolidated balance sheet at October 30, 2021 and we have recorded a net loss on the disposal of $
696,000,
which is included in other income (expense) in the accompanying condensed consolidated income statement for the three and nine months ended October 30, 2021.

1

Note 8 – Credit Agreement and Debt
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
At October 30, 2021, there is no balance outstanding on the revolving line of credit and the entire $22.5 million is available for borrowing. There was no interest incurred for the three- and nine-month period ended October 30, 2021 and $
22,000 and $188,000
 of interest was incurred on this obligation and included in interest expense in the accompanying condensed consolidated income statement for the three- and nine-month periods ended October 31, 2020, respectively.
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

1

The Amended Credit Agreement includes an uncommitted accordion provision under which the term loan and/or revolving credit facility commitments may be increased in an aggregate principal amount not exceeding $10.0 million, subject to obtaining the agreement of the Lender and the satisfaction of certain other conditions.
The interest rates under the A&R Credit Agreement were modified in the Amended Credit Agreement as follows: the term loan and revolving credit loans bear interest at a rate per annum equal to, at our option, either (a) the LIBOR Rate as defined in the Amended Credit Agreement (or in the case of revolving credit loans denominated in a currency other than U.S. Dollars, the applicable quoted rate), plus a margin that varies within a range of 1.60% to 2.30% based on our consolidated leverage ratio, or (b) a fluctuating reference rate equal to the highest of (i) the federal fund rate plus 0.50%, (ii) Lender’s publicly announced prime rate, (iii) the LIBOR Rate plus 1.00% or (iv) 0.50%, plus a margin that varies within a range of 0.60% to 1.30% based on our consolidated leverage ratio. In addition to certain other fees and expenses that we are required to pay to the Lender, we are required to pay a commitment fee on the undrawn portion of the revolving credit facility that varies within a range of 0.15% and 0.30% based on our consolidated leverage ratio. During the quarter ended October 30, 2021, we incurred $8,300 in commitment fees on the undrawn portion of our revolving credit facility, which is included in interest expense in the accompanying condensed consolidated income statement.
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

1

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
Long-Term Debt
Long-term debt in the accompanying condensed consolidated balance sheets is as follows:

(In thousands)	October 30, 2021	January 31, 2021

USD Term Loan (2.35% as of October 30, 2021); maturity date of September 30, 2025	$9,438	$—
USD Term Loan (4.65% as of January 31, 2021)	—	12,576

	$9,438	$12,576
Debt Issuance Costs, net of accumulated amortization	(103)	(141)
Current Portion of Term Loans	(938)	(5,326)

Long-Term Debt	$8,397	$7,109

During the three and nine months ended October 30, 2021, we recognized $50,000 and $230,000 of interest expense on debt, respectively, which was included in interest expense in the accompanying condensed consolidated income statement. During the three and nine months ended October 31, 2020, we recognized $159,000 and $312,000 of interest expense on debt, respectively, which was included in interest expense in the accompanying condensed consolidated income statement.
The schedule of required principal payments remaining during the next five years on long-term debt outstanding as of October 30, 2021 is as follows:

(In thousands)
Fiscal 2022, remainder	$188
Fiscal 2023	1,000
Fiscal 2024	1,000
Fiscal 2025	1,250
Fiscal 2026	6,000

$9,438

Note 9 – Paycheck Protection Program Loan
On May 6, 2020, we entered into a loan agreement with, and executed a promissory note in favor of Greenwood Credit Union (“Greenwood”) pursuant to which we borrowed $4.4 million (the “PPP Loan”) from Greenwood pursuant to the Paycheck Protection Program (“PPP”) administered by the United States Small Business Administration (the “SBA”) and authorized by the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), enacted on March 27, 2020. The terms of the PPP Loan were subsequently revised in accordance with the provisions of the Paycheck Protection Flexibility Act of 2020, which was enacted on June 5, 2020.

1

The PPP Loan, originally scheduled to mature on May 6, 2022, was unsecured and bore interest at a rate of 1.0% per annum, accruing from the loan date. No payments were due on the PPP Loan until the date on which the lender determined the amount of the PPP Loan that is eligible for forgiveness. The PPP Loan was classified as long-term debt – PPP Loan in the condensed consolidated balance sheet until forgiveness was made.
On June 15, 2021, Greenwood notified us that the SBA approved our application for forgiveness of the entire $4.4 million principal balance of our PPP Loan and all accrued interest thereon. As a result, in the second quarter of fiscal 2022, we recorded a $4.5 million gain on extinguishment of debt, which is included in the accompanying condensed consolidated income statement for the nine months ended October 30, 2021.
Note 10 – Derivative Financial Instruments and Risk Management
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
The interest rate swap agreement effectively modified our exposure to interest rate risk by effectively converting our floating-rate term-loan debt to fixed-rate debt, thus reducing the impact of interest-rate changes on future interest expense. This swap involved the receipt of floating rate amounts in U.S. Dollars in exchange for fixed-rate payments in U.S. dollars over the life of the term loan.
As a direct result of the terms of the Lender’s conditions for entry into the A&R Credit Agreement, on July 30, 2020, we terminated these two swaps. The terms of the A&R Credit Agreement caused those swaps to cease to be effective hedges of the underlying exposures. The termination of the swaps was contracted immediately prior to the end of the second quarter of fiscal 2021 at a cash cost of approximately $0.7 million, which was settled in the third quarter of fiscal 2021. Upon termination, the remaining balance of $58,000 in accumulated other comprehensive loss related to the cross-currency interest rate swap was reclassified into earnings as the forecasted foreign currency interest payments will not occur. The $ 0.2 million balance remaining in accumulated other comprehensive loss related to the interest rate swap is being amortized into earnings through the original term of the hedge relationship, as the underlying floating interest rate debt still exists.
The following table presents the impact of our derivative instruments in our condensed consolidated financial statements for the three and nine months ended October 30, 2021 and October 31, 2020:

	Three Months Ended
	Amount of Gain (Loss) Recognized in OCI on Derivative		Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income
Cash Flow Hedge (In thousands)	October 30, 2021	October 31, 2020		October 30, 2021	October 31, 2020

Swap contracts	$—	$—	Other Income (Expense)	$(20)	$(20)

1

	Nine Months Ended
	Amount of Gain (Loss) Recognized in OCI on Derivative		Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income
Cash Flow Hedge (In thousands)	October 30, 2021	October 31, 2020		October 30, 2021	October 31, 2020
Swap contracts	$—	$(340)	Other Income (Expense)	$(60)	$(268)

As of October 30, 2021, we expect to reclassify approximately $0.1 million of net losses on the frozen OCI balance associated with the terminated interest rate swap from accumulated other comprehensive loss to earnings during the next 12 months due to the payment of variable interest associated with the floating interest rate debt.
Note 11 – Employee Retention Credit
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
We evaluated our eligibility for the ERC in the second quarter of calendar year 2021. In order to qualify for the ERC, we needed to experience a 20% reduction in gross receipts from either (1) the same quarter in calendar year 2019 or (2) the immediately preceding quarter to the corresponding calendar quarter in 2019. We determined that we qualified for the employee retention credit under the first scenario for wages paid in calendar year 2020 and the first calendar quarter of 2021. In the second quarter of the current year, we amended certain payroll tax filing
s
and applied for a refund of $3.1
million. We recorded a receivable in the second quarter of the current year within prepaid expenses and other current assets in the condensed consolidated balance sheet. Such amount remains outstanding as of October 30, 2021.
In the second quarter of the current year, the $3.1 million of ERCs was recognized as a reduction in employer payroll taxes and allocated to the financial statement captions from which the employee’s taxes were originally incurred. As a result, we recorded a reduction in expenses of $1.7 million in cost of revenue, $0.8 million in selling and marketing, $0.3 million in research and development and $0.3 million in general and administrative which is reflected in the accompanying condensed consolidated income statement for the nine-month
period ended October 30, 2021.

Note 12 – Royalty Obligation
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
The guaranteed minimum royalty payment obligation was recorded at the present value of the minimum annual royalty payments using a present value factor of 2.8%, which is based on the estimated after-tax
cost of debt for similar companies. As of October 30, 2021, we had paid an aggregate of $7.0 million of the guaranteed minimum royalty obligation. At October 30, 2021, the current portion of the outstanding guaranteed minimum royalty obligation of $2.0 million is to be paid over the next twelve months and is reported as a current liability, and the remainder of $4.8 million is reported as a long-term liability on our condensed consolidated balance sheet. We incurred $0.2 million in
 excess royalty expense for the
nine-month
period ended October 30, 2021, which is included in cost of revenue in our consolidated statements of income. A total of $0.2 million in excess royalties was paid in the current fiscal year, and there are $0.2 million in excess royalty payables due as a result of this agreement for the period ended October 30, 2021.
Note 13 – Leases
We enter into lease contracts for certain of our facilities at various locations worldwide. Our leases have remaining lease terms of one to six years, some of which include options to extend the lease term for periods of up to five years when it is reasonably certain that we will exercise such options.
Balance sheet and other information related to our leases is as follows:

Operating Leases (In thousands)	Balance Sheet Classification	October 30, 2021	January 31, 2021

Lease Assets	Right of Use Assets	$1,106	$1,389
Lease Liabilities – Current	Other Liabilities and Accrued Expenses	329	372
Lease Liabilities – Long Term	Lease Liabilities	826	1,065
Lease cost information is as follows:

		Three Months Ended	Nine Months Ended
Operating Leases (In thousands)	Statement of Income Classification	October 30, 2021	October 30, 2021
Operating Lease Costs	General and Administrative Expense	$125	$386

		Three Months Ended	Nine Months Ended
Operating Leases (In thousands)	Statement of Income Classification	October 31, 2020	October 31, 2020
Operating Lease Costs	General and Administrative Expense	$120	$362
Maturities of operating lease liabilities are as follows:

(In thousands)	October 31, 2021
2022, remaining	$92
2023	309
2024	282
2025	176
2026	156
Thereafter	257

Total Lease Payments	1,272
Less: Imputed Interest	(117)

Total Lease Liabilities	$1,155

As of October 30, 2021, the weighted-average remaining lease term and weighted-average discount rate for our operating leases are 4.7 years and 4.0%, respectively. We calculated the weighted-average discount rate using incremental borrowing rates, which equal the rates of interest that we would pay to borrow funds on a fully collateralized basis over a similar term.

2
0

Supplemental cash flow information related to leases is as follows:

	Three Months Ended	Nine Months Ended
(In thousands)	October 30, 2021	October 30, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$85	$285

	Three Months Ended	Nine Months Ended
(In thousands)	October 31, 2020	October 31, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$102	$333
Note 14 – Accumulated Other Comprehensive Loss
The changes in the balance of accumulated other comprehensive loss (“AOCL”) by component are as follows:

(In thousands)	Foreign Currency Translation Adjustments	Cash Flow Hedges	Total
Balance at January 31, 2021	$(275)	$(109)	$(384)
Other Comprehensive Loss before reclassification	(839)	—	(839)
Amounts reclassified from AOCL to Earnings	—	47	47

Other Comprehensive Income (Loss)	(839)	47	(792)

Balance at October 30, 2021	$(1,114)	$(62)	$(1,176)

The amounts presented above in other comprehensive loss are net of taxes except for translation adjustments associated with our German, Danish and Shanghai subsidiaries.
Note 15 – Share-Based Compensation
We have one equity incentive plan from which we are authorized to grant equity awards, the AstroNova, Inc. 2018 Equity Incentive Plan (the “2018 Plan”). The 2018 Plan provides for, among other things, the issuance of awards, including incentive stock options, non-qualified
stock options, stock appreciation rights, time-based restricted stock units (“RSUs”), or performance-based restricted stock units (“PSUs”) and restricted stock awards (RSAs). The 2018 Plan authorizes the issuance of up to 950,000 shares of common stock, plus an additional number of shares equal to the number of shares subject to awards granted under previous equity incentive plans that are forfeited, cancelled, satisfied without the issuance of stock, otherwise terminated (other than by exercise), or, for shares of stock issued pursuant to any unvested award, that are reacquired by us at not more than the grantee’s purchase price (other than by exercise). Under the 2018 Plan, all awards to employees generally have a minimum vesting period of one year. Options granted under the 2018 Plan must be issued at an exercise price of not less than the fair market value of our common stock on the date of grant and expire after ten years. Under the 2018 Plan, there were 132,503 unvested RSUs; 65,167 unvested PSUs; 20,410 unvested RSAs and options to purchase an aggregate of 135,500 shares outstanding as of October 30, 2021.
In addition to the 2018 Plan, we previously granted equity awards under our 2015 Equity Incentive Plan (the “2015 Plan”) and our 2007 Equity Incentive Plan (the “2007 Plan”). No new awards may be issued under either the 2007 or 2015 plans, but outstanding awards will continue to be governed by those plans. As of October 30, 2021, options to purchase an aggregate of 326,468 shares were outstanding under the 2007 Plan and 3,750 unvested shares of restricted stock and options to purchase an aggregate of 141,000 shares were outstanding under the 2015 Plan.
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

2
1

Share-based compensation expense was recognized as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	October 30, 2021	October 31, 2020	October 30, 2021	October 31, 2020
Stock Options	$25	$126	$187	$390
Restricted Stock Awards and Restricted Stock Units	369	462	1,147	1,284
Employee Stock Purchase Plan	4	3	11	13

Total	$398	$591	$1,345	$1,687

Stock Options
There were no stock options granted during the nine months ended October 30, 2021 and October 31, 2020.
Aggregated information regarding stock option activity for the nine months ended October 30, 2021 is summarized below:

	Number of Options	Weighted Average Exercise Price
Outstanding at January 31, 2021	622,083	$14.63
Granted	—	—
Exercised	(4,925)	9.42
Forfeited	(14,190)	15.00
Canceled	—	—

Outstanding at October 30, 2021	602,968	$14.66

Set forth below is a summary of options outstanding at October 30, 2021:

Outstanding				Exercisable
Range of Exercise prices	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Number of Options	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Life
$5.00-10.00	36,711	$7.97	1.0	36,744	$7.97	1.0
$10.01-15.00	348,649	$13.62	4.1	336,649	$13.61	4.0
$15.01-20.00	217,575	$17.47	6.0	210,875	$17.44	6.1

	602,968	$14.66	4.6	584,268	$14.63	4.6

As of October 30, 2021, there was approximately $32,000 of unrecognized compensation expense related to stock options which is expected to be recognized over a weighted average period of approximately 0.4 years.
Restricted Stock Units (RSUs) and Restricted Stock Awards (RSAs)
Aggregated information regarding RSU and RSA activity for the six months ended October 30, 2021 is summarized below:

	RSAs & RSUs	Weighted Average Grant Date Fair Value
Outstanding at January 31, 2021	197,413	$9.96
Granted	147,006	14.43
Vested	(121,689)	10.30
Forfeited	(900)	14.26

Outstanding at October 30, 2021	221,830	$12.73

As of July 31, 2021, there was approximately $2.1 million of unrecognized compensation expense related to RSUs and RSAs which is expected to be recognized over a weighted average period of 0.9 year.

2
2

Employee Stock Purchase Plan
We have an Employee Stock Purchase Plan allowing eligible employees to purchase shares of common stock at a 15% discount from fair value on the first or last day of an offering period, whichever is less. A total of 247,500 shares were reserved for issuance under this plan. During the nine months ended October 30, 2021 and October 31, 2020, there were 5,684 and 12,098 shares, respectively, purchased under this plan. As of October 30, 2021, 4,690 shares remain available for purchase under our Employee Stock Purchase Plan.
Note 16 – Income Taxes
Our effective tax rates for the period are as follows:

	Three Months Ended	Nine Months Ended
Fiscal 2022	29.0%	4.0%
Fiscal 2021	160.0%	45.9%
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
During the three months ended October 30, 2021, we recognized an income tax benefit of approximately $174,000. The effective tax rate in this period was directly impacted by a significant decrease in forecasted operating results for our fiscal 2022 as compared to operating results forecasted at the end of our second quarter of fiscal 2022. During the three months ended October 31, 2020, we recognized an income tax benefit of approximately $32,000. The effective tax rate in this period was directly impacted by a significant decrease in forecasted operating results for our fiscal 2021 as compared to operating results forecasted at the end of our second quarter of fiscal 2021.
During the nine months ended October 30, 2021, we recognized an income tax expense of approximately $297,000. The effective tax rate in this period was directly impacted a significant decrease in forecasted operating results for our fiscal 2022 as compared to operating results forecasted at the end of our second quarter of fiscal 2022, a $1.1 million tax benefit from the forgiveness of the PPP
L
oan, a $0.1 million tax benefit arising from windfall tax expense related to our stock, a $30,000 tax benefit related to return to provision adjustments from foreign tax returns filed in the year, and a $0.3 million tax benefit related to the expiration of the statute of limitations on previously uncertain tax positions. The PPP
L
oan forgiveness recognized is excluded from taxable income under Section 1106(i) of the CARES Act. During the nine months ended October 31, 2020, we recognized an income tax expense of approximately $379,000. The effective tax rate in this period was directly impacted by a significant decrease in forecasted operating results for our fiscal 2021 as compared to operating results forecasted at the end of our second quarter of fiscal 2021, a $118,000 expense arising from shortfall tax expense related to our stock, a $79,000 expense related to return to provision adjustments from foreign tax returns filed in the year and a $78,000 tax benefit related to the expiration of the statute of limitations on previously uncertain tax positions.
We maintain a valuation allowance on some of our deferred tax assets in certain jurisdictions. A valuation allowance is required when, based upon an assessment of various factors, including recent operating loss history, anticipated future earnings, and prudent and reasonable tax planning strategies, it is more likely than not that some portion of the deferred tax assets will not be realized.
Unrecognized tax benefits represent the difference between tax positions taken or expected to be taken in a tax return and the benefits recognized for financial reporting purposes. As of October 30, 2021, our cumulative unrecognized tax benefits totaled $221,000 compared to $384,000 as of January 31, 2021. We established unrecognized tax benefits for certain positions taken on the fiscal year 2021 Canadian tax return. There were no other developments affecting unrecognized tax benefits during the quarter ended October 30, 2021.

2
3

Note 17 – Segment Information
We report two segments: Product Identification (“PI”) and Test & Measurement (“T&M”). We evaluate segment performance based on the segment profit (loss) before corporate expenses.
Summarized below are the Revenue and Segment Operating Profit for each reporting segment:

	Three Months Ended				Nine Months Ended
	Revenue		Segment Operating Profit (Loss)		Revenue		Segment Operating Profit (Loss)
(In thousands)	October 30, 2021	October 31, 2020	October 30, 2021	October 31, 2020	October 30, 2021	October 31, 2020	October 30, 2021	October 31, 2020
Product Identification	$21,928	$22,898	$1,818	$3,521	$68,519	$66,907	$8,952	$9,813
T&M	6,929	5,119	842	(751)	19,261	19,688	2,902	(1,314)

Total	$28,857	$28,017	2,660	2,770	$87,780	$86,595	11,854	8,499

Corporate Expenses			2,364	2,353			7,372	7,214

Operating Income			296	417			4,482	1,285
Other Income (Expense), Net			(895)	(437)			3,002	(459)

Income (Loss) Before Income Taxes			(599)	(20)			7,484	826
Income Tax Provision (Benefit)			(174)	(32)			297	379

Net Income (Loss)			$(425)	$12			$7,187	$447

Note 18 – Fair Value
Assets and Liabilities Not Recorded at Fair Value
Our long-term debt, including the current portion of long-term debt not reflected in the financial statements at fair value, is reflected in the table below:

	October 30, 2021
	Fair Value Measurement
(In thousands)	Level 1	Level 2	Level 3	Total	Carrying Value
Long-Term debt and related current maturities	$—	$—	$9,443	$9,443	$9,438

	January 31, 2021
	Fair Value Measurement
(In thousands)	Level 1	Level 2	Level 3	Total	Carrying Value
Long-Term debt and related current maturities	$—	$—	$12,586	$12,586	$12,576
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
We made significant modifications to our normal operations because of the
COVID-19
pandemic, including requiring most
non-production
related team members to work remotely, at least part-time. As the result of declining infection rates in early 2021, and in response to guidance from local and national health authorities we relaxed some of our health-related workplace restrictions and practices. However, we anticipate reverting to more stringent workplace restrictions as the winter months near and the omicron variant emerges. Since the start of the pandemic, we have maintained most of the manufacturing operational capacity at our facilities located in West Warwick, Rhode Island, as well as our manufacturing facilities in Canada and Germany. In the West Warwick and Canadian operations there were periods when a number of team members were unable to maintain their work schedules due to the effects of the pandemic, which resulted in reduced production capacity, longer order fulfillment lead times, and as a result, reduced revenues. Those impacts of the pandemic, to a large degree, have abated. We expect that our operations and modalities of on-site
and remote work will be impacted permanently, as will our increased safety protocols and the other adaptations undertaken during the pandemic, but our practices and plans are still developing our plans and we cannot predict the result yet.
Vaccinations against the viruses that cause the COVID have become a prevalent but not universally accepted response to mitigating infection risk. Although vaccination rates have continued to increase among our workforce and in the market economies where the majority of our revenues are derived, infection rates continue to surge in various regions as more virulent strains of
COVID-19
have recently emerged. These case rates have led to further travel restrictions imposed by various countries, and although not directly impacting our business activities, it is uncertain at this time what further travel restrictions may be imposed. It is impossible to determine the precise impact that the future course of the pandemic will have on our business. For example, some of the health practices that were instituted at the height of the pandemic are again being recommended, and in some cases re-imposed.
At this point it is still unclear how the future course of the pandemic will evolve and how the public health authorities in the United States, Europe and Asia will respond. Accordingly, we cannot determine exactly how our own business practices and those of with whom we do business will respond as a result.
Since the
COVID-19
pandemic began we have experienced some difficulties in obtaining raw materials and components for our products. Some of the structural dislocations in the global economy caused by the pandemic are prolonging these difficulties. We have had to incur additional costs to respond to these difficulties, including, for example, incurring expedited and express shipping fees (for example air rather than ocean freight.) These difficulties have impacted our efficiency, but we do not believe that they have yet materially impacted our relationships with our customers, despite some delayed shipments and product shortages
.
In the third quarter of fiscal year 2022 we experienced supply shortages that reduced shipments in that quarter by what we believe is approximately $1.5 million in revenue, but we expect to ship the affected items in the fourth quarter. We are currently monitoring the world-wide delays in transit time, as freight carriers are now experiencing significant delays in overseas shipments. We are addressing these issues through long range planning and procuring higher inventory on severely allocated items to help mitigate potential shortages whenever possible. We are also monitoring and reacting to extended lead times on active electronic components and utilizing several strategies, including blanket orders, vendor-bonded inventories, extended commitments to our supply base, and seeking alternative suppliers. Additionally, we have taken actions to maintain regular contact with our essential vendors and have increased our forecasting horizon for our products to help us better manage our supply chain, and in some cases, we are working with our vendors to help them procure components. Our strategies to counteract the impact of the pandemic and the supply chain dislocations that have developed have increased the amount of inventory we maintain to support our product sales. To date these additional inventory investments have been modest, but we believe this need will increase if current market disruptions continue. We will continue to monitor our supply chain going forward and update our mitigation strategies as we determine appropriate. We are not able to predict how current supply chain difficulties will develop in the future, and if the steps we are taking are not effective, it could have a material adverse impact on our results of operations.
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

Additionally, the widespread cancellation of trade shows, which traditionally provided an effective forum for customers to consider our products, has also had an adverse impact on traditional methods of sales lead generation. While trade shows have begun to take place again, the future course of this trend is unclear as more transmissible virus variants become more widespread. We believe we have been able to partially offset these negative impacts by relying more heavily on various forms of digital advertising and internet-based marketing techniques to obtain sales, including remote video demonstrations and support. The degree to which we will be able to maintain or grow the level of hardware revenues through the changes we have made to our go-to-market
strategies remains unclear. When the
COVID-19
pandemic abates, and as it becomes possible for our direct sales force and distributors to travel to visit customers and attend and present products at trade shows, it is likely that some reversion to those historical sales methods will occur. However, it is also likely that some of the
COVID-19
induced adaptations are also likely to become permanent. At this time, we do not know how that mix of sales strategies will evolve and how they will impact the results of operations for this segment.
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
On June 15, 2021, the SBA approved our application for forgiveness of the entire $4.4 million principal balance of our PPP Loan and all accrued interest thereon. As a result, we recorded a $4.5 million gain on extinguishment of debt, which is included in the accompanying condensed consolidated income statement for the nine-months ended October 30, 2021.
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
In the second quarter of the current year, we determined that we qualified for the employee retention credit of $3.1 million for wages paid in calendar year 2020 and the first calendar quarter of 2021. We recorded a receivable in the second quarter of the current year within prepaid expenses and other current assets in the condensed consolidated balance sheet. Such amount remains outstanding as of October 30, 2021.
The $3.1 million of ERCs was recognized as a reduction in employer payroll taxes and allocated to the financial statement captions from which the employer’s payroll taxes were originally incurred. As a result, we recorded a reduction in expenses of $1.7 million in cost of revenue, $0.8 million in selling and marketing, $0.3 million in research and development and $0.3 million in general and administrative which is included in the accompanying condensed consolidated income statement for the nine months ended October 30, 2021.
Results of Operations
Three Months Ended October 30, 2021 vs. October 31, 2020
Revenue by segment and current quarter percentage change over the prior year for the three months ended October 30, 2021 and October 31, 2020 were:

(Dollars in thousands)	October 30, 2021	As a % of Revenue	October 31, 2020	As a % of Revenue	% Change Compared to Prior Year
Product Identification	$21,928	76.0%	$22,898	81.7%	(4.2)%
T&M	6,929	24.0%	5,119	18.3%	35.4%

Total	$28,857	100.0%	$28,017	100.0%	3.0%

Revenue for the current quarter was $28.9 million, representing an 3.0% increase compared to the prior year third quarter revenue of $28.0 million. Revenue through domestic channels for the third quarter of the current year was $17.3 million, an increase of 2.9% from the prior year’s third quarter. International revenue for the third quarter of the current year was $11.6 million, representing 40.1% of our third quarter revenue and reflects a 3.1% increase from the previous year third quarter. Current year third quarter international revenue includes a favorable foreign exchange rate impact of $0.1 million.
Hardware revenue in the current quarter was $7.6 million, a 0.6% decrease compared to the prior year’s third quarter revenue. The decrease is primarily attributable to the PI segment, as hardware revenue for that segment decreased 16.5% compared to the third quarter of the prior year. The decrease in PI segment hardware sales primarily resulted from overall decreased sales of both the Trojan Label and QuickLabel printer product lines, slightly offset by an increase in sales of our new Trojan Label products serving direct to package printing applications. The decline in current quarter hardware sales was also partially offset by an overall 17.0% increase in hardware sales in the T&M segment, as a result of increased sales in the aerospace printer product line.

Supplies revenue in the current quarter was $18.1 million, a 0.3% increase compared to the prior year’s third quarter supplies revenue. The increase is primarily attributable to higher paper supplies sales from the aerospace product group in the T&M segment. This increase was partially offset by overall lower supply sales in the PI segment for the current quarter as compared to the same period in the prior year.
Service and other revenues of $3.2 million in the current quarter increased 35.1% compared to third quarter revenue of $2.4 million in the prior year. The increase is due primarily to increased repair and parts revenue related to the aerospace printer product lines in the T&M segment, as well as increases in parts revenue in the Product Identification segment. The current quarter increase in service and other revenue was partially offset by lower repair and parts revenue for the data recorder product line in the T&M segment.
Current year third quarter gross profit was $10.4 million, a 6.7% increase compared to prior year third quarter gross profit of $9.7 million. Our current quarter gross profit margin of 36.0% reflects a 1.3 percentage point increase from the prior year’s third quarter gross profit margin of 34.7%. The higher gross profit and related profit margin for the current quarter compared to the prior year’s third quarter is primarily attributable to increased revenue and favorable product mix.
Operating expenses for the current quarter were $10.1 million, an 8.3% increase compared to the prior year third quarter operating expenses of $9.3 million. Specifically, current quarter selling and marketing expenses were $5.8 million, a 4.0% increase compared to the third quarter of the prior year. The increase for the current quarter in selling and marketing expenses was primarily due to an increase in employee wage and benefits expenses, as well as an increase in advertising, trade shows and travel and entertainment expenses. The current quarter increase in selling and marketing expenses was partially offset by a decrease in amortization expense related to a change in the remaining useful lives and amortization methods for certain of our customer relationship intangibles. Current quarter general and administrative expenses were $2.4 million, a 0.5% increase compared to the third quarter of the prior year. This small increase in general and administrative expenses for the current quarter was primarily due to an increase in employee wages and benefits. This increase was partially offset by a decrease in legal and professional fees. Research and development (“R&D”) expenses were $1.9 million in the current quarter, a 38.0% increase compared to the third quarter of the prior year primarily due to increases in prototype expenses and outside service expense, as well as increased employee wages and employee benefits The R&D spending as a percentage of revenue for the current quarter is 6.8% compared to 5.0% for the same period of the prior year.
Other expense in the third quarter of the current year was $0.9 million compared to other expense of $0.4 million in the third quarter of the prior year. Current quarter other expense includes $0.7 million related to the write-off
of our Oracle EnterpriseOne enterprise resource planning (“ERP”) system and related prepaid service and maintenance contracts as a result of the full implementation of our new global ERP system, interest expense on debt of $0.1 million, and a net foreign exchange loss of $0.1 million. Other expense for the third quarter of the prior year included interest expense on debt, the PPP Loan and the revolving line of credit of $0.3 million and $0.1 million of net foreign exchange loss.
We recognized a federal, state and foreign income tax benefit for the third quarter of the current year of $174,000, resulting in an effective tax rate of 29.0%. This rate was directly impacted by a significant decrease in forecasted operating results for our fiscal 2022 as compared to operating results forecasted at the end of our second quarter of fiscal 2022. This compares to the prior year’s third quarter tax benefit of $32,000, resulting in an effective tax rate of 160.0%. This rate was impacted by a significant increase in forecasted operating results for our fiscal 2021 as compared to operating results forecasted at the end of our second quarter of fiscal year 2021.
We reported a net loss of $0.4 million or $0.06 per basic share for the third quarter of the current year. The results for the current quarter were impacted by expense of $0.7 million ($0.5 million net of tax or $0.07 per diluted share) related to the write-off
of the Oracle EnterpriseOne ERP system and related prepaid service and maintenance contracts. Net income for the prior year’s third quarter was $12,000 or $0.00 per diluted share. Return on revenue was negative 1.5% for the current quarter of fiscal 2022 compared to 0.0% for the prior year third quarter of fiscal 2021.

Nine Months Ended October 30, 2021 vs. Nine Months Ended October 31, 2020
Revenue by segment and current period percentage change over the prior year for the nine months ended October 30, 2021 and October 31, 2020 were:

(Dollars in thousands)	October 30, 2021	As a % of Revenue	October 31, 2020	As a % of Revenue	% Change Compared to Prior Year
Product Identification	$68,519	78.1%	$66,907	77.3%	2.4%
T&M	19,261	21.9%	19,688	22.7%	(2.2)%

Total	$87,780	100.0%	$86,595	100.0%	1.4%

Revenue for the first nine months of the current year was $87.8 million, representing a 1.4% increase compared to the previous year’s first nine months revenue. Revenue through domestic channels for the first nine months of the current year was $51.2 million, a decrease of 6.0% from prior year domestic revenue of $54.4 million. International revenue for the first nine months of the current year was $36.6 million, a 13.9% increase from the previous year international revenue of $32.2 million. The current year’s first nine months international revenue reflected a favorable foreign exchange rate impact of $1.6 million.
Hardware revenue in the first nine months of the current year was $23.2 million, a 7.5% decrease compared to the prior year’s first nine months hardware revenue of $25.0 million. The decrease in hardware revenue is primarily due to an 18.4% decline in hardware sales in the T&M segment resulting from overall lower aerospace printer product line and data recorder sales. The decline in the first nine months revenue was partially offset by an 8.1% increase in hardware sales for the first nine months of the current year in the PI segment primarily related to increased sales of the Trojan Label -products serving direct to package printing applications.
Supplies revenue in the first half of the current year was $54.9 million, representing a 1.3% increase over prior year’s first nine months supplies revenue of $54.3 million. The increase in the current year supplies revenue is primarily attributable to the increase in sales of supplies in the T&M segment as well as an increase in sales of ink jet supplies in the PI segment.
Service and other revenues were $9.7 million in the first nine months of the current year, a 32.4% increase compared to the prior year’s first nine months service and other revenues of $7.3 million. The increase is due primarily to overall increased repair and parts revenue in both the T&M and PI segments.
Current year first nine months gross profit was $34.0 million, an 11.9% increase from prior year’s first nine months gross profit of $30.4 million. Our gross profit margin of 38.7% in the current year reflects a 3.6 percentage point increase from the prior year’s first nine months gross profit margin of 35.1%. The higher gross profit and related profit margin for the current year compared to the prior year is primarily attributable to increased revenue, lower manufacturing period costs and the impact of the ERC, which reduced manufacturing payroll taxes in the amount of $1.7 million in the second quarter of the current year.
Operating expenses for the first nine months of the current fiscal year were $29.5 million, a 1.4% increase compared to the prior year’s first nine months operating expenses of $29.1 million. Selling and marketing expenses for the current year of $16.9 million decreased by 0.6% compared to the previous year’s first nine months primarily due to a decrease in payroll taxes in the second quarter of the current year related to the ERC, as well as a decrease in amortization expense related to the second quarter’s change in the remaining useful lives and amortization methods for certain of our customer relationship intangibles. The current year decline in selling and marketing expenses was partially offset by an increase in employee wages and bonuses as well as increased travel and entertainment expenses and commissions. General and administrative expenses increased 2.2% to $7.4 million in the first nine months of the current year compared to $7.2 million in the first nine months of the prior year, primarily due to an increase in employee wages, bonuses and fees, partially offset by a decrease in payroll taxes related to the ERC, as well as a decrease in outside service expenses and professional fees. R&D spending in the first nine months of the current year was $5.2 million, a 7.4% increase compared to the prior year’s first nine months spending of $4.8 million primarily due to an increase in employee benefits and prototype expenses. The current year increase in R&D was partially offset due to a decline in payroll taxes related to the ERC. Current year spending on R&D represents 5.9% of revenue compared to the prior year’s first nine months level of 5.6%.
Other income during the first nine months of the current year was $3.0 million compared to other expense of $0.5 million in the first nine months of the previous year. Current year other income includes $4.5 million related to the forgiveness of our PPP Loan, partially offset by $0.7 million related to the write-off
of our Oracle EnterpriseOne ERP system and related prepaid service and maintenance contracts in anticipation of the full implementation of our new global ERP system, interest expense on debt of $0.5 million, net foreign exchange loss of $0.2 million and other expense of $0.1 million. Other expense during the first nine months of the prior year primarily included $0.8 million of interest expense on our debt, PPP Loan and revolving credit line, $0.1 million of loss related to the termination of the cross-currency interest rate swap and other expense of $0.1, offset by a $0.4 million gain on the translation of Eurodollar and Danish Kroner receivable balances at significantly higher exchange rates for those currencies as compared to the US Dollar and investment income of $0.1 million.

We recognized $0.3 million of income tax expense for the first nine months of the current fiscal year, resulting in an effective tax rate of 4.0%. The effective tax rate in this period was directly impacted by a significant decrease in forecasted operating results for our fiscal 2022 as compared to operating results forecasted at the end of our second quarter of fiscal 2022, a $1.1 million tax benefit from the forgiveness of the PPP Loan, a $0.1 million tax benefit arising from windfall tax expense related to our stock, a $30,000 tax benefit related to return to provision adjustments from foreign tax returns filed in the year, and a $0.3 million tax benefit related to the expiration of the statute of limitations on previously uncertain tax positions. The PPP Loan forgiveness recognized is excluded from taxable income under Section 1106(i) of the CARES Act. We recognized $0.4 million of income tax expense for the first nine months of the prior fiscal year, which reflected a significant increase in forecasted operating results for our fiscal 2021 as compared to operating results forecasted at the end of our second quarter of fiscal 2021, a $118,000 expense arising from a shortfall tax expense related to our stock, a $79,000 expense related to return to provision adjustments from several foreign tax returns filed in the current year and a $78,000 tax benefit related to the expiration of the statute of limitations on previously uncertain tax positions resulting in a 45.9% effective tax rate.
We reported net income of $7.2 million, or $1.00 per diluted share, for the first nine months of the current year. The results for the current period were impacted by income of $4.5 million ($4.4 million net of tax or $0.60 per diluted share) related to the forgiveness of our PPP Loan, income of $2.1 million ($1.6 million net of tax or $0.22 per diluted share) related to the net ERC and expense of $0.7 million ($0.5 million net of tax or $0.07 per diluted share) related to the write-off
of the Oracle EnterpriseOne ERP system and related prepaid service and maintenance contracts. On a comparable basis, net income for the prior year’s first nine months was $0.4 million or $0.06 per diluted share. Return on revenue was 8.2% for the first nine months of fiscal 2022 compared to 0.5% for the first nine months of fiscal 2021.
Segment Analysis
We report two segments: Product Identification and Test & Measurement and evaluate segment performance based on the segment profit before corporate and financial administration expenses. Summarized below are the Revenue and Segment Operating Profit (Loss) for each reporting segment:

	Three Months Ended				Nine Months Ended
	Revenue		Segment Operating Profit (Loss)		Revenue		Segment Operating Profit (Loss)
(In thousands)	October 30, 2021	October 31, 2020	October 30, 2021	October 31, 2020	October 30, 2021	October 31, 2020	October 30, 2021	October 31, 2020
Product Identification	$21,928	$22,898	$1,818	$3,521	$68,519	$66,907	$8,952	$9,813
T&M	6,929	5,119	842	(751)	19,261	19,688	2,902	(1,314)

Total	$28,857	$28,017	2,660	2,770	$87,780	$86,595	11,854	8,499

Corporate Expenses			2,364	2,353			7,372	7,214

Operating Income			296	417			4,482	1,285
Other Income (Expense), Net			(895)	(437)			3,002	(459)

Income (Loss) Before Income Taxes			(599)	(20)			7,484	826
Income Tax Provision (Benefit)			(174)	(32)			297	379

Net Income (Loss)			$(425)	$12			$7,187	$447

Product Identification
Revenue from the Product Identification segment decreased 4.2% in the third quarter of the current year, with revenue of $21.9 million compared to $22.9 million in the same period of the prior year. The current quarter decrease is primarily due to a net overall decrease in hardware revenue, as well as an overall decrease in supplies sales for both the QuickLabel and Trojan Label product lines. The current quarter decline in revenue was partially offset by increased sales of the new TrojanLabel printer products, as well as increased current quarter revenue from parts sales. Product Identification’s current quarter segment operating profit was $1.8 million, reflecting a profit margin of 8.3% and compares to the prior year’s third quarter segment profit of $3.5 million and related profit margin of 15.4%. The decrease in Product Identification current year third quarter segment operating profit and margin is primarily due the decline in revenue and increased manufacturing, period costs and operating expenses.

Revenue from the Product Identification segment increased 2.4% to $68.5 million in the first nine months of the current year from $66.9 million in the same period of the prior year. The current year increase is primarily due to a net increase in overall hardware revenue, aided by strong sales of new TrojanLabel printer products, as well as increased current year revenue for ink jet supplies and parts and repairs revenue. Product Identification current year segment operating profit was $9.0 million with a profit margin of 13.1%, compared to the prior year segment operating profit of $9.8 million and related profit margin of 14.7%. The decrease in current year segment operating profit and margin is primarily due to increased operating expenses.
Test & Measurement—T&M
Revenue from the T&M segment was $6.9 million for the third quarter of the current fiscal year, representing a 35.4% increase compared to revenue of $5.1 million for the same period in the prior year. The increase in revenue for the current quarter is primarily attributable to the increase in hardware, supplies and repairs and parts revenue in our aerospace product group. The increase for the third quarter is partially offset by the decline in current quarter data recorder hardware sales in the T&M product group. T&M’s third quarter segment operating profit was $0.8 million, reflecting a profit margin of 12.2%, an increase compared to the prior year segment operating loss of $0.8 million and related negative operating margin of 14.7%. The increase in segment operating profit and related margin were due to increased revenue and lower operating expenses.
Revenue from the T&M segment was $19.3 million for the first nine months of the current fiscal year, a 2.2% decrease compared to sales of $19.7 million for the same period in the prior year. The decrease in revenue for the current year is primarily attributable to the overall decline in hardware sales of both the aerospace printer and data recorder product lines. The decline in revenue was partially offset by increased supplies and parts and repairs revenue in the aerospace product group, as well as increased sales of TMX hardware sales in the T&M product group. The segment’s first nine months operating profit of $2.9 million resulted in a 15.1% profit margin compared to the prior year segment operating loss of $1.3 million and related negative operating margin of 6.7%. The increase in segment operating profit and related margin for the current year is primarily due to lower manufacturing and operating expenses.
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
On July 30, 2020, we entered into an Amended and Restated Credit Agreement (the “A&R Credit Agreement”) with Bank of America, N.A. (the “Lender”), our wholly owned subsidiary ANI ApS, a Danish private limited liability company and ANI ApS’s wholly-owned subsidiary TrojanLabel ApS, a Danish private limited liability company (“TrojanLabel”). The A&R Credit Agreement amended and restated the Credit Agreement dated as of February 28, 2017 by and among us, ANI ApS, TrojanLabel and the Lender. In connection with our entry into the A&R Credit Agreement, we entered into an Amended and Restated Security and Pledge Agreement and a mortgage in favor of the Lender with respect to our owned real property in West Warwick, Rhode Island. Under the A&R Credit Agreement, AstroNova, Inc. is the sole borrower, and its obligations are guaranteed by ANI ApS and TrojanLabel.
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
At October 30, 2021, our cash and cash equivalents were $8.7 million. There was no outstanding balance on our revolving line of credit at October 30, 2021 and we have $22.5 million available for borrowing under that facility. We believe that our available cash and credit facilities combined with our cash generated from operations will be sufficient to support our operating requirements, so long as the impact of
COVID-19
does not worsen.
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
PPP Loan
On May 6, 2020, we entered into a Loan Agreement with and executed a promissory note in favor of Greenwood Credit Union pursuant to which we borrowed $4.4 million from Greenwood pursuant to the Paycheck Protection Program administered by the United States Small Business Administration (the “SBA”) and authorized by the CARES Act enacted on March 27, 2020. The terms of the PPP Loan were subsequently revised in accordance with the provisions of the Paycheck Protection Flexibility Act of 2020, which was enacted on June 5, 2020. We believe that our obtaining the PPP Loan and suspending the payment of dividends on our common stock were instrumental in our ability to successfully negotiate the A&R Credit Agreement.
The PPP Loan, which would have matured on May 6, 2022, was unsecured and bore interest at a rate of 1.0% per annum, accruing from the loan date. No payments would have been due on the PPP Loan until the date on which the lender determined the amount of the PPP Loan that was eligible for forgiveness.
On June 15, 2021, Greenwood notified us that the SBA approved our application for forgiveness of the entire $4.4 million principal balance of our PPP Loan and all accrued interest thereon. As a result, we recorded a $4.5 million gain on extinguishment of debt in other income (expense) which is included in our condensed consolidated income statement for the nine months ended October 30, 2021.
Cash Flow
Our statements of cash flows for the nine months ended October 30, 2021 and October 31, 2020 are included on page 8 of this report. Net cash provided by operating activities was $3.8 million for the first nine months of fiscal 2022 compared to $11.7 million for the same period of the previous year. The decrease in net cash provided by operations for the first nine months of the current year is primarily due to the decrease in cash provided by working capital. The combination of changes in accounts receivable, inventory, income taxes payable, accounts payable and accrued expenses increased cash by $0.1 million for the first nine months of fiscal 2022, compared to an increase of $6.1 million for the same period in fiscal 2021. The decrease in cash from operations for the first nine months of fiscal 2022 was also impacted by the $3.1 million ERC receivable due at October 30, 2021 and the $4.5 million gain on the forgiveness of the PPP Loan.
Our accounts receivable balance decreased to $16.4 million at the end of the third quarter compared to $17.4 million at year end. The $1.0 million decrease in the accounts receivable balance from year end is related to the sales product mix for the third quarter of the current year as compared to fourth quarter sales in fiscal 2021. Days sales outstanding for the nine months of fiscal 2022 is 47 compared to 51 days at prior year end.

The inventory balance was $31.7 million at the end of the third quarter of fiscal 2022, a slight increase compared to $30.1 million at year end. Inventory days on hand increased to 154 days at the end of the current quarter from 147 days at the prior year end.
The net cash position at October 30, 2021 decreased to $8.7 million compared with the year end balance of $11.4 million. Cash outflows during the first nine months of fiscal 2022 included the refinancing of debt, which resulted in a net outflow of cash of $2.6 million, cash used to acquire property, plant and equipment of $1.5 million and principal payments on the new long-term debt and the guaranteed royalty obligation of $0.6 million and $1.5 million, respectively.
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
During the nine months ended October 30, 2021, there were no material changes to our market risk disclosures as set forth in Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form
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
Our business has been and likely will continue to be materially adversely affected by the global
COVID-19
pandemic. We operate in several regions of the world, with the largest concentration of team members in North America and Europe, and a smaller presence in Asia. Since the
COVID-19
pandemic began, we have monitored government recommendations and regulations in the areas where we operate and have made good faith efforts to comply with regulations, best practices and recommendations issued by a variety of governmental health authorities and manufacturing industry organizations to which we belong. Throughout the pandemic we, and many other businesses and organizations with which we do business directly or otherwise impact us, have taken steps to avoid or reduce infection as recommended by the public health authorities, including enabling teammates to work remotely from home and by limiting business travel and gatherings of people.

We made significant modifications to our normal operations because of the
COVID-19
pandemic, including requiring most
non-production
related team members to work remotely, at least part-time. As the result of declining infection rates in early 2021, and in response to guidance from local and national health authorities we relaxed some of our health-related workplace restrictions and practices. However, we anticipate reverting to more stringent workplace restrictions as the winter months near and the omicron variant emerges. Since the start of the pandemic, we have maintained most of the manufacturing operational capacity at our facilities located in West Warwick, Rhode Island, as well as our manufacturing facilities in Canada and Germany. In the West Warwick and Canadian operations there were periods when a number of team members were unable to maintain their work schedules due to the effects of the pandemic, which resulted in reduced production capacity, longer order fulfillment lead times, and as a result, reduced revenues. Those direct impacts of the pandemic, to a large degree, have abated. We expect that our operations and modalities of on-site
and remote work will be impacted permanently, as will our increased safety protocols and the other adaptations undertaken during the pandemic, but we our practices and plans are still developing our plans and we cannot predict the result yet.
Vaccinations against the viruses that cause the COVID have become a prevalent but not universally accepted response to mitigating infection risk. Although vaccination rates have continued to increase among our workforce and in the market economies where the majority of our revenues are derived, infection rates continue to surge in various regions as more virulent strains of
COVID-19
have recently emerged. These case rates have led to further travel restrictions imposed by various countries, and although not directly impacting our business activities, it is uncertain at this time what further travel restrictions may be imposed. It is impossible to determine the precise impact that the future course of the pandemic will have on our business. For example, some of the health practices that were instituted at the height of the pandemic are again being recommended, and in some cases re-imposed.
At this point it is still unclear how the future course of the pandemic will evolve and how the public health authorities in the United States, Europe and Asia will respond. Accordingly, we cannot determine exactly how our own business practices and those of with whom we do business will respond as a result.
Since the
COVID-19
pandemic began we have experienced some difficulties in obtaining raw materials and components for our products. Some of the structural dislocations in the global economy caused by the pandemic are prolonging these difficulties. We have had to incur additional costs to respond to these difficulties, including, for example, incurring expedited and express shipping fees (for example air rather than ocean freight.) These difficulties have impacted our efficiency, but we do not believe that they have yet materially impacted our relationships with our customers, despite some delayed shipments and product shortages
.
In the third quarter of fiscal year 2022 we experienced supply shortages that reduced shipments in that quarter by what we believe is approximately $1.5 million in revenue, but we expect to ship the affected items in the fourth quarter. We are currently monitoring the world-wide delays in transit time, as freight carriers are now experiencing significant delays in overseas shipments. We are addressing these issues through long range planning and procuring higher inventory on severely allocated items to help mitigate potential shortages whenever possible. We are also monitoring and reacting to extended lead times on active electronic components and utilizing several strategies, including blanket orders, vendor-bonded inventories, extended commitments to our supply base, and seeking alternative suppliers. Additionally, we have taken actions to maintain regular contact with our essential vendors and have increased our forecasting horizon for our products to help us better manage our supply chain, and in some cases, we are working with our vendors to help them procure components. Our strategies to counteract the impact of the pandemic and the supply chain dislocations that have developed have increased the amount of inventory we maintain to support our product sales. To date these additional inventory investments have been modest, but we believe this need will increase if current market disruptions continue. We will continue to monitor our supply chain going forward and update our mitigation strategies as we determine appropriate. We are not able to predict how current supply chain difficulties will develop in the future, and if the steps we are taking are not effective, it could have a material adverse impact on our results of operations.
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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
During the third quarter of fiscal 2022, we made the following repurchases of our common stock:

	Total Number of Shares Repurchased		Average Price paid Per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Be Purchased Under The Plans or Programs
August 1—August 31	—		$—		—	—
September 1—September 30	160	(a)	$16.25	(a)	—	—
October 1—October 31	—		$—		—	—

(a)
One of our employees delivered 160 shares of our common stock toward the satisfaction of taxes due with respect to vesting of restricted shares. The shares delivered were valued at a market value of $16.25 per share and are included with treasury stock in the consolidated balance sheet. This transaction was not part of a publicly announced purchase plan or program.

Item 6.	Exhibits

3A	Restated Articles of Incorporation of the Company and all amendments thereto, filed as Exhibit 3A to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2016 and incorporated by reference herein.

3B	By-laws of the Company as amended to date, filed as Exhibit 3B to the Company’s Annual Report on Form 10-K/A for the fiscal year ended January 31, 2008 (File no. 000-13200) and incorporated by reference herein.

10.1*	Form of Indemnification Agreement for directors and officers.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document—the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH Inline XBRL Taxonomy Extension Schema Document

101.CAL Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASTRONOVA, INC.
(Registrant)

Date: December 9, 2021	By	/s/ Gregory A. Woods
Gregory A. Woods,
President and Chief Executive Officer
(Principal Executive Officer)

	By	/s/ David S. Smith
David S. Smith,
Vice President, Chief Financial Officer and Treasurer (Principal Accounting Officer and Principal Financial Officer)

41