Form 10-K
period 2022-01-31
AstroNova, Inc.
filed 2022-04-18
CIK 8146

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2022
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
12b-2
of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer	Smaller reporting company ☒
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
of the Act).  ☐  Yes    ☒  No
The aggregate market value of the registrant’s voting common equity held by non-affiliates
at July 31, 2021 was approximately $109,942,000 based on the closing price on the Nasdaq Global Market on that date.
As of April

3
, 2022, there were 7,315,168 shares of Common Stock (par value $0.05 per share) of the registrant outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Company’s definitive Proxy Statement for the 2022 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form
10-K
where indicated.

Auditor Firm Id:	PCAOB ID No. 392	Auditor Name:	Wolf & Company, P.C .	Auditor Location:	Boston, MA

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
Our products are distributed worldwide through our own sales force, authorized dealers, and independent dealers and representatives.
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
The following description of our business should be read in conjunction with “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” on pages 21 through 34 of this Annual Report on
Form 10-K.
Description of Business
Product Overview
We leverage our expertise in data visualization technologies to design, manufacture and market specialty printing systems, test and measurement systems, and related services for select growing markets globally.
Product Identification products sold under the QuickLabel, TrojanLabel and GetLabels brands are used in brand owner and commercial applications to provide product packaging, marketing, tracking, branding, and labeling solutions to a wide array of industries. The PI segment offers a variety of digital color label tabletop printers, direct-to-package
printers, high-volume presses and specialty OEM printing systems, as well as a wide range of label, tag and flexible packaging material substrates and other supplies, including ink and toner, allowing customers to mark, track, protect and enhance the appearance of their products. In the T&M segment, we have a long history of using our technologies to provide networking systems and high-resolution light-weight flight deck and cabin printers for the aerospace market. In addition, the T&M segment includes data acquisition recorders, sold under the AstroNova brand, to enable our customers to acquire and record visual and electronic signal data from local and networked data streams and sensors. The recorded data is processed, analyzed and stored and presented in various visual output formats.
Product Identification
Our PI segment includes three brands: QuickLabel, TrojanLabel, and GetLabels. The segment provides a wide array of digital end-to-end
product marking and identification solutions including hardware, software, and supplies for OEMs, commercial printers, and brand owners. Our customers typically label or mark products on a short to mid-size
run basis and benefit from the efficiency, flexibility, and cost-savings of digitally printing labels or packaging in their facility, on-demand,
with the ability to accommodate multiple SKUs or variable data such as bar codes, lot numbers or expiration dates. QuickLabel brand products include tabletop printers, production-ready digital color label printers, and specialty OEM printing systems for either standalone output or inline integration with existing pre-processing
and finishing systems. Customers use our digital printing products in a wide variety of industries, including chemical, cosmetics, food and beverage, medical products, nutraceutical, pharmaceutical, and many others. TrojanLabel expands our customer market by providing a range of higher volume digital color printers, OEM printing systems, and supplies that target the more demanding needs of brand owners, commercial printers, label converters, and packaging manufacturers, giving them the ability to digitally mark or encode products directly or to produce labels for post-printing applications. GetLabels brand products include a full line of media supplies, including label materials, tags, inks, toners and thermal transfer ribbons designed for optimal performance with our printing hardware, while also being compatible with a wide variety of competitive and third-party printing hardware.
Current QuickLabel models include a selection of professional tabletop digital color label printers. The high-speed
QL-120X
was built on our pioneering and successful Kiaro! platform. To expand the product line further, in 2021, the
QL-120Xe,
a sister product to the dye ink
QL-120X,
was introduced in 2021 as a lower price point option for
low-volume
applications and price-sensitive customers. In 2020, we introduced the
QL-120D
which features high-performance pigment inks that can produce durable BS5609 certified labels and labels that can withstand a wide range of demanding environmental conditions from sterilization to cryogenic freezing. Introduced early in 2019, the high-performance
QL-300
was the first
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
Our TrojanLabel portfolio includes a range of products from professional digital color label mini-presses to large-scale all-in-one
inline specialty printing systems for both brand owners, OEMs, and commercial printers. The
T2-C,
a compact, digital mini-press designed for 24/7 label production, includes numerous differentiating features for several end-use
market applications. The
T2-L
is a narrow format digital press designed specifically for flexible packaging substrates. Beyond label printing, the
T3-OPX,
the first of its kind
direct-to-package
printer, which was introduced in late 2019, allows printing directly onto a range of flat products, including cardboard, paper bags, flat wood planks and many other items using pigment inks that are resistant to both water and UV exposure. A professional label press and finishing system, the T4, enables print, die-cut,
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
Test &Measurement
Products sold under our T&M segment are designed and manufactured for airborne printing solutions and data acquisition. Our aerospace products include flight deck printing solutions, networking hardware and specialized aerospace-grade thermal paper. Our data acquisition systems are used in research and development, flight testing, missile/rocket telemetry production monitoring, power and maintenance applications. These products are sold to customers in various industries, including aerospace & defense, automotive, commercial airline, energy, manufacturing and transportation, to meet their need to acquire and record data from local and networked data streams and sensors.
Airborne printers include our flagship ToughWriter
®
series used in the flight decks and cabins of military, commercial, and business aircraft to print hard copies of data required for the safe and efficient operation of aircraft. Examples of printed data include navigation maps, arrival and departure information, flight itineraries, weather maps, performance data, passenger data, and air traffic control data. ToughSwitch
®
Ethernet switches are used primarily in military aircraft and military vehicles to connect multiple computers or Ethernet devices. The airborne printers and Ethernet switches are ruggedized to comply with rigorous military and commercial flight worthiness standards for operation under extreme environmental conditions. We are currently furnishing ToughWriter airborne printers for many aircraft made by Airbus, Boeing, Bombardier, Lockheed, Gulfstream, and others. In addition to the ToughWriter products, we manufacture other flight deck printers, including the TP/NP series, the RTP80 series and the
PTA-45B
series of airborne printers. The
PTA-45B
is subject to the Asset Purchase and License Agreement with Honeywell International, Inc. (the “Honeywell Agreement”), pursuant to which in 2017 we acquired an exclusive perpetual world-wide license to manufacture and support Honeywell’s narrow-format flight deck printers for the Boeing 737 and Airbus 320 aircraft. Over time we expect customers to replace the
PTA-45B
printers with ToughWriter products because they have numerous technical features and functional advantages and significant weight savings.
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
Technology
Our core technologies are data visualization technologies that relate to (1) acquiring data, (2) conditioning the data, (3) displaying or printing the data on hard copy, monitor or electronic storage media, and (4) analyzing the data. To service data visualization, we maintain technological core competencies and trade know-how
concerning the subject matter peculiar to each business unit. The technological disciplines are diverse and include electronic, software, mechanical and industrial engineering aspects. Additionally, we possess engineering expertise in digital signal processing, image processing, fluidics, color theory, high-speed material handling, and airworthiness design.
Patents and Copyrights
We hold several product patents in the United States and in foreign countries. We rely on a combination of copyright, patent, trademark, and trade secret laws in the United States and other jurisdictions to protect our technology and brand names. We consider our intellectual property to be critical to the operation of our business. In particular, we believe that the loss of the trademarks QuickLabel, TrojanLabel, ToughWriter, or ToughSwitch or the loss of the license provided under the Honeywell Agreement could have a material adverse impact on our business taken as a whole.
Manufacturing and Supplies
We manufacture many of the products that we design and sell. Raw materials and supplies are typically available from a wide variety of sources. We manufacture many sub-assemblies
and parts
in-house,
including certain specialty printed circuit board assemblies and harnesses, and we have extensive electronic and mechanical final assembly and test operations. Many parts not manufactured in-house
are standard electronic items available from multiple sources. Other printers and parts are designed or modified by us and manufactured by outside vendors according to our specifications. We purchase certain components, assembled products, and supplies used to manufacture our products from a single source or limited supplier sources. Although we believe the majority of these sole or limited source components, assembled products, and supplies could be sourced elsewhere with appropriate changes in the design of our products, such design might not be feasible on a timely basis, and any interruption in these components, products or supplies could adversely affect our business. When circumstances cause us to anticipate that we may not be able to acquire such components, products or supplies on a timely basis, our practice is to procure a sufficient quantity in advance. In the past, we have made such advance purchases primarily for aerospace products and in quantities that we anticipate will suffice for the life of the aircraft program for which those printers are designed.
Marketing and Competition
We compete worldwide in multiple markets. Through our expanding network of manufacturing, sales and support facilities, we do business in over 150 countries.
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
Our Product Identification products are sold by direct field salespersons as well as independent dealers and representatives, while our Test & Measurement products are sold predominantly through direct sales and manufacturers’ representatives. In the United States, we have factory-trained direct field salespeople located throughout the country specializing in Product Identification products. We also have direct field sales or service centers in Canada, China, Denmark, France, Germany, Malaysia, Mexico, Singapore, and the United Kingdom staffed by our own employees and dedicated third-party contractors. Additionally, we utilize approximately 200 independent dealers and representatives selling and marketing our products in 60 countries.
No single customer accounted for 10% or more of our net revenue in any of the last three fiscal years.
Order Backlog
Our backlog varies regularly. It consists of a blend of orders for end-user
customers, as well as original equipment manufacturer customers. Manufacturing production is designed to meet forecasted demands and built-to-order
customer requirements. Accordingly, the amount of order backlog may not indicate future sales trends. Backlog at January 31, 2022 and 2021 was $27.8 million and $22.5 million, respectively.

Government Regulation
We are subject to a wide variety of laws, rules, mandates, and regulations, some of which apply or may apply to us as a result of our business particularly with respect to our aircraft cockpit printer business which sells in a highly regulated industry, and others of which apply to us for other reasons, such as our status as a publicly held company or the places in which we sell certain types or amounts of products. Existing and future laws and regulations may result in increasing expense and may impede our growth. Applicable and potentially applicable regulations and laws include regulations and laws regarding taxation, privacy, data protection, pricing, content, distribution, energy consumption, environmental regulation, competition, consumer protection, employment, import and export matters, information reporting requirements, access to our services and facilities, the design and operation of websites, health, safety, and sanitation standards, the characteristics and quality of products and services, product labeling and unfair and deceptive trade practices.
Our business outside of the U.S. exposes us to foreign and additional U.S. laws and regulations, including but not limited to, laws and regulations relating to taxation, business licensing or certification requirements, consumer protection, intellectual property rights, consumer and data protection, privacy, encryption, restrictions on pricing or discounts, and the U.S. Foreign Corrupt Practices Act and other applicable U.S. and foreign laws prohibiting corrupt payments to government officials and other third parties.
Environmental Matters
We believe that we are in compliance with all applicable federal, state, and local laws concerning the discharge of material into the environment, or otherwise relating to the protection of the environment. We have not experienced any material costs in connection with environmental compliance, and do not believe that such compliance will have any material effect upon the financial position, results of operations, cash flows, or competitive position of the Company.
Employees
As of January 31, 2022, we employed 339 full-time employees. Of our full-time employees, 238 were in the United States, 80 in Europe, 10 in Canada, nine in Asia and two in Mexico.
None of our employees are represented by a labor union or covered by a collective bargaining agreement; except for our employees in France, where local regulations generally require collective bargaining agreements.
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
Culture
We have ingrained a strong and definable company culture that shapes how we operate and engage with stakeholders and employees. Our culture consists of four key components:

•	A powerful set of core values: Customer First, One Global Team, Innovation, Continuous Improvement and Building Shareholder Value.

•	The AstroNova Operating System (AOS), the comprehensive business management process which helps us manage the business to achieve continuous improvements in quality, delivery, cost, and growth.

•	A commitment to operating with integrity and compliance to ensure our business is conducted in an honest, legal, and environmentally responsible manner.

•	A passionate commitment to quality that drives our goal to achieve zero defects and understand our customers’ changing needs and expectations.

Our core values guide our employees’ behavior and dictate how our business is conducted. These core values are reinforced during new hire orientation, ongoing engagement surveys, leadership development, and team development activities and are also demonstrated through teamwork, leadership, and everyday interactions.
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
Quarterly Reports on Form
10-Q,
Current Reports on Form
8-K
and, if applicable, amendments to those reports filed or furnished pursuant to Sections 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (SEC). These filings are also accessible on the SEC’s website at http://www.sec.gov.
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
Business and Industry Risks:
The ongoing
COVID-19
pandemic has adversely affected and will likely continue to adversely affect our revenues, results of operations and financial condition.
All of our global operations have been materially adversely affected by the worldwide
COVID-19
pandemic during the past two years. We expect this adverse impact to continue to a degree that we cannot predict.
We made significant modifications to our global
pre-pandemic
operations because of the
COVID-19
pandemic. We initially required most
non-production
related team members to work remotely. Although this no longer is required for health and safety reasons, for many of our team members, remote work has become a preference and we believe we have to a large degree successfully adapted to it through the use of technology and changed management practices, but further adaptations, unknown at this time, may be required. As the result of the changes that have been required by the response to the
COVID-19
pandemic, we expect that the mix of
on-site
and remote work will be permanently changed, as will our increased safety protocols and the other adaptations undertaken during the pandemic, but our practices and plans are still developing, and we cannot predict the result yet.

Since the
COVID-19
pandemic began we have experienced difficulties in obtaining raw materials and components for our products. Some of the structural dislocations in the global economy caused by the pandemic are deepening and prolonging these difficulties. We have had to incur additional costs, such as expedited and express shipping fees (i.e., air rather than ocean freight.) These difficulties have also negatively impacted our efficiency, delayed shipments and caused product shortages
.
We are currently monitoring the world-wide delays in transit time, as freight carriers continue to experience significant delays in overseas shipments. We are addressing these issues through long range planning and procuring higher inventory on severely allocated items to help mitigate potential shortages whenever practicable. We are also monitoring and reacting to extended lead times on electronic components and utilizing a variety of strategies, including blanket orders, vendor-bonded inventories, extended commitments to our supply base, and seeking alternative suppliers. Additionally, we have taken actions to increase regular contact with our essential vendors and increased our forecasting horizon for our products to help us better manage our supply chain. In some cases, we are working with our vendors to help them procure components. Our strategies to counteract the impact of the pandemic and the related supply chain dislocations have increased the amount of inventory we maintain to support our product sales. We have also experienced several situations where component shortages and scarcity have required us to pay significantly higher costs to obtain those components. We will continue to monitor our supply chain going forward and update our mitigation strategies as we determine appropriate. We are not able to predict how current supply chain difficulties will develop in the future, and if the steps we are taking are not effective, it could have a material adverse impact on our results of operations.
Our Product Identification business has been negatively impacted by the
COVID-19
pandemic because our ability to meet with customers to demonstrate our products at trade shows and on-site
in their facilities has been curtailed. We have partially countered this through a variety of virtual, on-line
selling and digital marketing strategies, but the degree to which this will be successful to mitigate the lack of face-to-face
selling is unclear.
The aerospace industry, which we serve through our aerospace product line, has also been significantly disrupted by the
COVID-19
pandemic, both inside and outside of the United States because of the severe decline in the demand for air travel, demand for aircraft, and a general curtailment of aircraft production rates. This has had a material adverse impact on our financial results. While air travel demand and aircraft production demand has recovered to some extent, it remains unclear whether these demand factors will continue to recover, and to what extent. The secondary impacts of the demand decline and resulting financial losses on the economic structure of the airline industry could become a negative factor for demand for aircraft due to industry consolidation. Individually or in combination, these factors may continue to have a material adverse impact on our business operations and financial results.
Our operating results and financial condition could be harmed if the markets into which we sell our products decline or do not grow as anticipated.
Any decline in our customers’ markets or their general economic conditions would likely result in a reduction in demand for our products. For example, the 2020 grounding, suspension and subsequent slow restart of production of the Boeing 737 MAX, and then the effect of the
COVID-19
pandemic on the demand for new aircraft, reduced demand for our airborne printers that are installed on that aircraft, as well as the related repairs and supplies, which has negatively affected our results of operations. While these effects have begun to abate, demand remains lower than it was beforehand, and the outlook is uncertain. Some of our customers have been and may remain reluctant to make capital equipment purchases and may continue to defer certain of these purchases to future periods. While demand for air travel has recently increased, the impact of another period of
COVID-19
infections could negatively impact this trend in the future. Also, we believe our customers’ markets have declined and the impact on their financial capacity has been material enough to alter their strategies and industry dynamics. These factors may cause demand for aircraft to grow slowly or decline, which would reduce our demand, and in turn which could harm our results of operations, financial position and cash flows.

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
We subcontract the manufacturing and assembly of certain of our products to independent third parties at facilities located in various countries. Relying on subcontractors involves a number of significant risks, including:

•	Disruptions in the global supply chain;

•	Limited control over the manufacturing process;

•	Potential absence of adequate production capacity;

•	Potential delays in production lead times;

•	Unavailability of certain process technologies; and

•	Reduced control over delivery schedules, manufacturing yields, quality and costs.
If one of our significant subcontractors becomes unable or unwilling to continue to manufacture or provide these products in required volumes or fails to meet our quality standards, we will have to identify qualified alternate subcontractors or take over the manufacturing ourselves. Additional qualified subcontractors may not be available or may not be available on a timely or cost competitive basis. Any interruption in the supply, increase in the cost of the products manufactured by a third-party subcontractor or failure of a subcontractor to meet quality standards could have a material adverse effect on our business, operating results and financial condition.

For certain components, assembled products and supplies, we are dependent upon single or limited source suppliers. If these suppliers do not meet demand, either in volume or quality, then we could be materially harmed.
Although we use standard parts and components for our products where possible, we purchase certain components, assembled products and supplies used in the manufacture of our products from a single source or limited supplier sources. If the supply of a key component, assembled products or certain supplies were to be delayed or curtailed or, in the event a key manufacturing or sole supplier delays shipment of such components or assembled products, our ability to ship products in desired quantities and in a timely manner would be adversely affected. For example, due to the continued global
COVID-19
pandemic, there has been and likely will continue to be disruption to our supply chain due to the delays of component shipments from our vendors in China and other jurisdictions in which normal business operations are disrupted. Our business, results of operations and financial position could also be adversely affected, depending on the time required to obtain sufficient quantities from the original source or, if possible, to identify and obtain sufficient quantities from an alternative source. Additionally, if any single or limited source supplier becomes unable or unwilling to continue to supply these components, assembled products or supplies in required volumes, we will have to identify and qualify acceptable replacements or redesign our products with different components. Alternative sources may not be available, or product redesign may not be feasible on a timely basis. Any interruption in the supply of or increase in the cost of the components, assembled products and supplies provided by single or limited source suppliers could have a material adverse effect on our business, operating results, and financial condition.
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
Our profitability is dependent upon our ability to obtain adequate pricing for our products and to control our cost structure
.
Our success depends on our ability to obtain adequate pricing for our products and services. For a variety of complex reasons, many of which were triggered by the
COVID-19
pandemic, the general economy has been significantly impacted by supply chain disruptions. Examples of some of these impacts on us include reduced availability of certain electronic components and the need to pay premium prices to obtain them, and noticeably higher costs for a wide array of other parts and raw material components. This has been exacerbated by significant increases in the cost of transportation to expedite incoming components and supplies. In many cases we have had to expedite delivery of critical materials through significantly higher cost airfreight methods. Our ability to offset these effects through pricing actions for our products and services may not prove sufficient to offset these or further cost increases. Attempts to increase prices may not hold in the face of customer resistance and/or competition. If we are unable to obtain adequate pricing for our products and services, our results of operations and financial position could be materially adversely affected.
We are also continually reviewing our operations with a view towards reducing our cost structure, including but not limited to reducing our labor cost-to-revenue
ratio, improving process and system efficiencies and

outsourcing certain internal functions. From time to time, we also engage in restructuring actions to reduce our cost structure. However, if these efforts to constrain the cost of our operations are inadequate to offset higher product and employee wage costs, our results of operations and financial position could be materially adversely affected.
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
We maintain a significant amount of inventory, and a result of recent supply chain disruption expect to increase the amount of inventory we maintain on-hand.
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
We have incurred and could in the future incur additional liabilities because of product failures due to design or manufacturing defects. Our products may have defects despite our internal testing or testing by customers. These defects could result in among other things, a delay in recognition of sales, loss of sales, loss of market share, failure to achieve market acceptance or damage to our reputation. We could be subject to material claims by customers and may incur substantial expenses to correct any product defects. While in the past, we have successfully obtained partial compensation from suppliers for their contribution to product quality issues, we may not be successful in such a recovery in the future, and these recoveries have not in the past and are not in the future likely to fully offset the full financial impact on us.
In addition, through our acquisitions, we have assumed, and may in the future assume, liabilities related to products previously developed by an acquired company that have not been subjected to adequate product development, testing and quality control processes, and may have unknown or undetected defects. Some types of defects may not be detected until the product is installed in a user environment. This may cause us to incur significant warranty, repair or re-engineering
costs. As such, it could also divert the attention of engineering personnel from product development efforts which may result in increased costs and lower profitability.
We could experience a significant disruption in or security breach of our information technology system which could harm our business and adversely affect our results of operations.
We rely on
on-premises
and cloud-based information technology systems, some of which are managed by or licensed from third parties, to support many critical aspects of our business, as well as, to process, transmit and store our own electronic proprietary or confidential information, and confidential information of customers, employees, suppliers and others including personally identifiable information, credit card data, and other proprietary confidential information.    These systems are vulnerable to damage, disruptions and/or shutdowns due to attack by cyber-criminals, data breaches, employee error, power outages, computer viruses, telecommunication or utility failures, systems failures, natural disasters, catastrophic events or other unforeseen events. These vulnerabilities could interfere with our operations, compromise our data processing capacity and the security of our information and that of our customers and suppliers, and expose us to liability which could adversely impact our business and reputation. We actively manage these risks through a variety of hardware and software-based techniques that we own, license or otherwise procure from third parties under contract to safeguard our systems, and we own or procure from third parties system data storage redundancy and disaster recovery capability. In particular we have increased our investment in tools, techniques and training that we believe will reduce our vulnerability to attacks from cyber-criminals. However due to the complexity of our systems, and especially due to the ever-increasing sophistication of cyber-criminals, there is no assurance that our efforts will be sufficient to prevent cyber-attacks, security breaches, or the other potential exploitation of vulnerabilities or systems failures. In any such circumstance, our system redundancy and other disaster recovery planning may be ineffective or inadequate. While we have experienced, and expect to continue to experience, these types of threats to our information technology networks and infrastructure, none of them to date has had a material impact. However, in the future such events could result in legal claims or proceedings, liability or penalties under privacy laws, disruption in operations, and damage to our brand and reputation, all of which could adversely affect our business, operating results and financial condition.
We depend on our key employees and other highly qualified personnel and our ability to attract and develop new, talented professionals. Our inability to attract and retain key employees, as well as challenges with respect to the management of human capital resources, could compromise our future success and our business could be harmed.
Our future success depends upon our ability to attract and retain, through competitive compensation and benefits programs, professional and executive employees, including sales, operating, marketing, and financial management personnel as well as our ability to manage human capital resources. There is substantial competition for skilled personnel, and the failure to attract, develop, retain and motivate qualified personnel could negatively impact our business, financial condition, results of operations and prospects. In order to hire new personnel or retain or replace our key personnel, we must maintain competitive compensation and benefits, and we may also be required to increase compensation, which would decrease net income. Additionally, several key employees have special knowledge of customers, supplier relationships, business processes, manufacturing operations, and financial management issues. The loss of any of these employees as the result of competitive compensation pressures or ineffective management of human capital resources could harm our ability to perform efficiently and effectively until their knowledge and skills are replaced, which might be difficult to do quickly, and as a result could have a material adverse effect on our business, financial condition, and results of operations. Failure to retain or attract key personnel could impede our ability to grow and could result in our inability to operate our business profitably.
Although we have not experienced any material disruptions due to labor shortages to date, we have observed an overall tightening and increasingly competitive labor market, and the demand for qualified individuals is expected to remain strong for the foreseeable future. Any sustained labor shortage or increased turnover rates within our employee base, whether caused by
COVID-19
or as a result of general macroeconomic factors or wage competition, could lead to increased costs and lost profitability and could otherwise compromise us in efficiently operating our business.
We may record future impairment charges, which could materially adversely impact our results of operations.
We test our goodwill balances annually, or more frequently if indicators are present or changes in circumstances suggest that impairment may exist. We assess goodwill for impairment at the reporting unit level and, monitor the key drivers of fair value to detect events or other changes that would warrant an interim impairment test of our goodwill and intangible assets. Declines in the future performance and cash flows of a reporting unit or asset group, changes in our reporting units or in the structure of our business as a result of future reorganizations, acquisitions or divestitures of assets or businesses, or changes in other key assumptions, may result in the recognition of significant asset impairment charges, which could have a material adverse impact on our results of operations.
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
Because we sell our products worldwide, our business is subject to risks associated with doing business internationally. Revenue from international operations, which includes both direct and indirect sales to customers outside the U.S., accounted for approximately 40% of our total revenue for fiscal year 2022, and we anticipate that international sales will continue to account for a significant portion of our revenue. In addition, we have employees, suppliers, contractors and facilities located outside the U.S. Accordingly, our business, operating results and financial condition could be harmed by a variety of factors, including:

•	Interruption to transportation flows for delivery of parts to us and finished goods to our customers;

•	Customer and vendor financial stability;

•	Fluctuations in foreign currency exchange rates;

•	Changes in a specific country’s or region’s environment including political, economic, monetary, regulatory or other conditions;

•	Trade protection measures and import or export licensing requirements;

•	Negative consequences from changes in tax laws;

•	Difficulty in managing and overseeing operations that are distant and remote from corporate headquarters;

•	Difficulty in obtaining and maintaining adequate staffing;

•	Differing labor regulations;

•	Failure to comply with complex and rapidly changing government economic sanctions measures against other countries, especially arising from responses to armed conflict;

•	Unexpected changes in regulatory requirements;

•	Uncertainty surrounding the implementation and effects of the United Kingdom’s withdrawal from the EU, commonly known as “Brexit”; and

•	Geopolitical turmoil, including terrorism, war and public health disruptions, such as that caused by the current COVID-19 pandemic.
To date the impact of the Russian invasion of Ukraine and the resulting governmental sanctions and our decision to halt all activities in the affected areas has had an immaterial impact on revenues.

Changes in our tax rates or exposure to additional income tax liabilities or assessments could affect our profitability. In addition, audits by tax authorities could result in additional tax payments for prior periods
.
As a global company, we are subject to taxation in numerous countries, states and other jurisdictions. As a result, our effective tax rate is based on the tax rates in effect where we operate. In preparing our financial statements, we estimate the amount of tax that will become payable in each jurisdiction. Our effective tax rate may vary as a result of numerous factors, including changes in the mix of our profitability from jurisdiction to jurisdiction, the results of examinations and audits of our tax filings, whether we secure or sustain acceptable arrangements with tax authorities, adjustments to the value of our uncertain tax positions, changes in accounting for income taxes and changes in tax laws. Any of these factors could cause us to experience an effective tax rate significantly different from previous periods or our current expectations.
Changes to tax laws and regulations or changes to the interpretation thereof (including regulations and interpretations pertaining to the 2017 Tax Cuts and Jobs Act), the ambiguity of tax laws and regulations, the subjectivity of factual interpretations, uncertainties regarding the geographic mix of earnings in any particular period, and other factors, could have a material impact on our estimates of our effective tax rate and our deferred tax assets and liabilities. The impact of these factors may be substantially different from period-to-period.
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
We are subject to income and other taxes in both the U.S. and the foreign jurisdictions in which we operate. The determination of our worldwide provision for income taxes and current and deferred tax assets and liabilities requires judgment and estimation. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. We are subject to regular review and audit by both domestic and foreign tax authorities and to the prospective and retrospective effects of changing tax regulations and legislation. Although we believe our tax estimates are reasonable, the ultimate tax outcome may materially differ from the amounts recorded in our consolidated financial statements and may materially affect our income tax benefit or expense, net loss or income, and cash flows in the period in which such determination is made.
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
At the end of fiscal 2022, we had approximately $5.3 million of cash and cash equivalents. Our cash and cash equivalents are held in a mix of money market funds, bank demand deposit accounts and foreign bank accounts. Disruptions in the financial markets such as those caused by the current
COVID-19
pandemic may, in some cases, result in an inability to access assets such as money market funds that traditionally have been viewed as highly liquid. Any failure of our counterparty financial institutions or funds in which we have invested may adversely impact our cash and cash equivalent positions and, in turn, our financial position.
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
Our operations are subject to numerous federal, state, local and foreign laws and regulations relating to protection of the environment, including those that impose limitations on the discharge of pollutants into the air and water, establish standards for the use, treatment, storage and disposal of solid and hazardous materials and wastes, and govern the cleanup of contaminated sites. As such, our business is subject to and may be materially and adversely affected by compliance obligations and other liabilities under those environmental, health and safety laws and regulations. Certain of our products contain, and some of manufacturing operations use various substances which have been or may be deemed to be hazardous or dangerous. Thus, we have and will continue to generate a generally limited amounts of hazardous wastes in our operations. We manage our compliance with laws and regulations and the proper mitigation of risks internally and through the input or external consultants and outside service providers and we believe we are in material compliance with all applicable environmental laws and regulations. We desire to reduce and ultimately eliminate any adverse environmental impact of our business and to comply with relevant laws and regulations. We expect this effort to affect our ongoing operations and require additional capital and operating expenditures. If we were to fail to manage our environmental compliance effectively, we could suffer economic or reputational harm.
As the result of the
COVID-19
pandemic crisis, we have been required by U.S. federal and state governmental authorities and governmental authorities in
non-U.S.
jurisdictions, as well as our own desire to adhere to best health and safety practices, and have implemented new policies and procedures to reduce infection risk in our operations. These initiatives have increased our costs and added complexity and inefficiency to our manufacturing operations and all administrative and office-based functions.
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
Additionally, other jurisdictions have enacted or are enacting data localization laws that require data generated in or relating to the residents of those jurisdictions to be physically stored within those jurisdictions. In many cases, these laws and regulations apply not only to transfers between unrelated third parties but also to transfers between us and our subsidiaries. All these evolving compliance and operational requirements impose significant costs that are likely to increase over time.
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

Location	Approximate Square Footage	Principal Use
West Warwick, Rhode Island, United States	135,500	Corporate headquarters, research and development, manufacturing, sales and service
We also lease facilities in various other locations. The following information pertains to each location:

Location	Approximate Square Footage	Principal Use
Dietzenbach, Germany	18,630	Manufacturing, sales and service
Copenhagen, Denmark	4,800	R&D, sales and service
Brossard, Quebec, Canada	4,500	Manufacturing, sales and service
Elancourt, France	4,150	Sales and service
Schaumburg, Illinois, United States	3,428	Sales
Irvine, California, United States	3,100	Sales
Shah Alam, Selangor, Malaysia	2,067	Sales
Guangzhou, China	1,252	Sales and service
Maidenhead, England	1,021	Sales and service
Shanghai, China	425	Sales
Mexico City, Mexico	97	Sales
The West Warwick facility is used by both of our business segments, but the leased locations are primarily used by the Product Identification segment. We believe our facilities are well maintained, in good operating condition and generally adequate to meet our needs for the foreseeable future.
Item 3.
Legal Proceedings
We are not a party to any pending, material legal proceedings. However, because of the nature of our business, we may be subject in the future to lawsuits or other claims, including those pertaining to product liability, patent infringement, commercial, employment, employee benefits, environmental and stockholder matters
.
Item 4.
Mine Safety Disclosures
Not applicable.

PART II

Item 5.	Market for the Registrant ’ s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock trades on the NASDAQ Global Market under the symbol “ALOT.”
We had approximately 214 shareholders of record as of April 12, 2022, which does not reflect shareholders with beneficial ownership in shares held in nominee name.
Stock Repurchases
During the fourth quarter of fiscal 2022, we made the following repurchases of our common stock:

	Total Number of Shares Repurchased		Average Price paid Per Share ($)		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Be Purchased Under the Plans or Programs
November 1 – November 30	—		—		—	—
December 1 – December 31	483	(a)	15.88	(a)	—	—
January 1 – January 31	1,682	(b)	13.10	(b)	—	—
(a) An executive of the company delivered 483 shares of our common stock toward the satisfaction of taxes due in connection with the vesting of restricted shares. The shares delivered were valued at a market value of $15.88 per share and are included with treasury stock in the consolidated balance sheet.
(b) An executive of the company delivered 1,682 shares of our common stock toward the satisfaction of taxes due in connection with the vesting of restricted shares. The shares delivered were valued at a market value of $13.10 per share and are included with treasury stock in the consolidated balance sheet.
Item 6. (Reserved)
Item 7.
Management
’
s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis are meant to provide material information relevant to an assessment of the financial condition and results of operations of our company, including an evaluation of the amounts of cash flows from operations and outside resources, liquidity and certain other factors that may affect future results so as to allow investors to better view our company from management’s perspective. The following discussion and analysis of our financial condition and results of operations should be read together with our financial statements and the related notes and other financial information included elsewhere in this annual report on Form
10-K.
Some of the information contained in this discussion and analysis or set forth elsewhere in this annual report on Form
10-K,
including information with respect to our plans and strategy for our business and financing, includes forward-looking statements that involve risks and uncertainties. Carefully review the “Forward-Looking Statements” and “Risk Factors” sections of this annual report on Form
10-K
for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.
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

We market and sell our products and services globally through a diverse distribution structure of direct sales personnel, manufacturers’ representatives and authorized dealers that deliver a full complement of branded products and services to customers in our respective markets. Our growth strategy centers on organic growth through product innovation made possible by research and development initiatives, as well as strategic acquisitions that fit into or complement existing core businesses. In fiscal 2022, 2021 and 2020, revenue from customers in various geographic areas outside the United States, primarily in Western Europe, Canada and Asia, amounted to $49.3 million, $45.1 million and $49.8 million, respectively.
We maintain an active program of product research and development. During fiscal 2022, 2021 and 2020, we spent $6.8 million, $6.2 million and $8.1 million, respectively, on Company-sponsored product development. We are committed to continuous product development as essential to our organic growth and expect to continue our focus on research and development efforts in fiscal 2022 and beyond.
We also continue to invest in sales and marketing initiatives by expanding the existing sales force and using various marketing campaigns to achieve our goals of sales growth and increased profitability notwithstanding the challenging economic environment.
COVID-19
Update
All of our global operations have been materially adversely affected by the worldwide
COVID-19
pandemic during the past two years. We expect this adverse impact to continue to a degree that we cannot predict.
We made significant modifications to our global
pre-pandemic
operations because of the
COVID-19
pandemic. We initially required most
non-production
related team members to work remotely. Although this is no longer required for health and safety reasons, for many of our team members, remote work has become a preference and we believe we have to a large degree successfully adapted to it through the use of technology and changed management practices, but further adaptations, unknown at this time, may be required. We expect that our operations and modalities of on-site
and remote work will be impacted permanently, as will our increased safety protocols and the other adaptations undertaken during the pandemic, but our practices and plans are still developing and we cannot predict the results yet.
Since the
COVID-19
pandemic began we have experienced difficulties in obtaining raw materials and components for our products. Some of the structural dislocations in the global economy caused by the pandemic are deepening and prolonging these difficulties. We have had to incur additional costs, such as expedited and express shipping fees (i.e., air rather than ocean freight). These difficulties have also negatively impacted our efficiency, delayed shipments and caused product shortages
.
We are currently monitoring the world-wide delays in transit time, as freight carriers continue to experience significant delays in overseas shipments. We are addressing these issues through long range planning and procuring higher inventory on severely allocated items to help mitigate potential shortages whenever practicable. We are also monitoring and reacting to extended lead times on electronic components and utilizing a variety of strategies, including blanket orders, vendor-bonded inventories, extended commitments to our supply base, and seeking alternative suppliers. Additionally, we have taken actions to increase regular contact with our essential vendors and increased our forecasting horizon for our products to help us better manage our supply chain. In some cases, we are working with our vendors to help them procure components. Our strategies to counteract the impact of the pandemic and the related supply chain dislocations have increased the amount of inventory we maintain to support our product sales. We have also experienced several situations where component shortages and scarcity have required us to pay significantly higher costs to obtain those components. We will continue to monitor our supply chain going forward and update our mitigation strategies as we determine appropriate. We are not able to predict how current supply chain difficulties will develop in the future, and if the steps we are taking are not effective, it could have a material adverse impact on our results of operations.
Product Identification Update
Our Product Identification business has been negatively impacted by the
COVID-19
pandemic because our ability to meet with customers to demonstrate our products at trade shows and on-site
in their facilities has been curtailed. We have partially countered this through a variety of virtual, on-line
selling and digital marketing strategies, but the degree to which this will be successful to mitigate the lack of face-to-face
selling is unclear.
Test & Measurement Update
The aerospace industry, which we serve through our aerospace product line, has also been significantly disrupted by the
COVID-19
pandemic, both inside and outside of the United States because of the severe decline in the demand for air travel and aircraft, and a general curtailment of aircraft production rates. This has had a material adverse impact on our financial results. While air travel demand and aircraft production demand has recovered to some extent, it remains unclear whether these demand factors will continue to recover and to what extent. The secondary impacts of the demand decline and resulting financial losses on the economic structure of the airline industry could become a negative factor for demand for aircraft due to industry consolidation. Individually or in combination, these factors may continue to have a material adverse impact on our business operations and financial results.
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
On June 15, 2021, the SBA approved our application for forgiveness of the entire $4.4 million principal balance of our PPP Loan and all accrued interest thereon. As a result, we recorded a $4.5 million gain on extinguishment of debt, which is included in the accompanying consolidated income statement for the period ended January 31, 2022.
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

In the second quarter of fiscal 2022, we determined that we qualified for an employee retention credit of $3.1 million for wages paid in calendar year 2020 and the first calendar quarter of 2021. We recorded a receivable in the second quarter of fiscal 2022 within prepaid expenses and other current assets in the condensed consolidated balance sheet. Such amount remains outstanding as of January 31, 2022 and was received subsequent to year end on March 22, 2022.
The $3.1 million of ERCs was recognized as a reduction in employer payroll taxes and allocated to the financial statement captions from which the employer’s payroll taxes were originally incurred. As a result, we recorded a reduction in expenses of $1.7 million in cost of revenue, $0.8 million in selling and marketing, $0.3 million in research and development and $0.3 million in general and administrative which is included in the accompanying condensed consolidated income statement for the period ended January 31, 2022.
Results of Operations
Fiscal 2022 compared to Fiscal 2021
The following table presents the revenue of each of our segments, as well as the percentage of total revenue and change from the prior year.

($ in thousands)	2022			2021
	Revenue	As a % of Total Revenue	% Change Over Prior Year	Revenue	As a % of Total Revenue
Product Identification	$90,915	77.4%	0.7%	$90,268	77.8%
T&M	26,565	22.6%	3.1%	25,765	22.2%

Total	$117,480	100.0%	1.2%	$116,033	100.0%

Net revenue in fiscal 2022 was $117.5 million, a 1.2% increase compared to net revenue of $116.0 million for fiscal 2021. Current year revenue through domestic channels was $68.2 million, a decline of 3.8% from prior year domestic revenue of $70.9 million. International revenue of $49.3 million for fiscal 2022 increased 9.2% compared to prior year international revenue of $45.1 million. Fiscal 2022 international revenue reflects a favorable foreign exchange rate impact of $1.1 million, compared to a favorable impact of $0.8 million in fiscal 2021.
Hardware revenue in fiscal 2022 was $31.5 million, a $2.6 million or 7.7% decrease compared to fiscal 2021 hardware revenue of $34.1 million. The current year decrease in hardware revenue is due to the decline in hardware revenue in both the PI and T&M segments. The decrease in hardware revenue is primarily due to a 10.1% decline in hardware sales in the T&M segment resulting from overall lower aerospace printer product line sales in the T&M segment as a result of the continuing effects of the Boeing 737 MAX grounding and the impact of the sharp decline in air travel due to
COVID-19.
T&M hardware revenue for the current year was also negatively impacted by a decline in sales of data recorders. Also contributing to the overall decline in hardware revenue for the current year was a more modest decline in sales in the PI segment of QuickLabel model printers which was partially offset by sales related to printers in the TrojanLabel product group.
Revenue from supplies in fiscal 2022 was $73.2 million, a 2.1% increase compared to fiscal 2021 supplies revenue of $71.8 million. Supplies revenue increased in both the PI and T&M segment in the current year, with the increase primarily due to increased demand for Trojan Label product supplies due to increased market penetration of these printers. Also contributing to the current year increase in supplies revenue was the increase in sales of supplies in both our aerospace printer and data recorder product lines, and a slight increase in ink jet supply sales in the QuickLabel product group. The current year increase was offset to a large extent by a decline in sales of EP and Thermal film supplies in the QuickLabel product group due to a shift from legacy thermal transfer and electrophotographic products to newer ink jet products.
Service and other revenue in fiscal 2022 was $12.7 million, a 25.6% increase compared to fiscal 2021 service and other revenue of $10.2 million. The increase is due primarily to overall increased repair and parts revenue in both the T&M and PI segments.

Gross profit was $43.7 million for fiscal 2022, reflecting a 5.8% increase compared to fiscal 2021 gross profit of $41.4 million. Our gross profit margin of 37.2% in fiscal 2022 reflects a 2.4 percentage point increase compared to fiscal 2021 gross profit margin of 35.6%. The higher profit and related margin for the current year compared to the prior year is primarily attributable to increased revenue and the impact of the ERC, which reduced manufacturing payroll taxes in the amount of $1.7 million in the second quarter of the current year.
Operating expenses for the current year were $39.5 million, representing a 1.4% increase from the prior year’s operating expenses of $38.9 million. Specifically, selling and marketing expenses of $23.2 million in fiscal 2022 decreased 0.5% from the prior year amount of $23.3 million. The decrease in selling and marketing expenses for the current year is primarily due to a decrease in payroll taxes in the second quarter of the current year related to the ERC, as well as a decrease in amortization expense related to the second quarter’s change in the remaining useful lives and amortization methods for certain of our customer relationship intangibles. The current year decline in selling and marketing expenses was partially offset by an increase in employee wages and bonuses as well as increased travel and entertainment, commissions, and advertising expenses. General and administrative expenses increased 1.4% to $9.6 million in the current year compared to $9.4 million in the prior year, primarily due to an increase in outside service fees, employee wages, bonuses and fees, partially offset by a decrease in payroll taxes related to the ERC. Research & development (“R&D”) costs in fiscal 2022 of $6.8 million increased 8.8% from $6.2 million in fiscal 2021, primarily due to an increase in employee wages and bonus and outside consulting fees. The current year increase in R&D costs was partially offset by a decline in payroll taxes related to the ERC. The R&D spending level for fiscal 2022 represents 5.7% of net revenue, compared to the prior year level of 5.3%.
Other income in fiscal 2022 was $2.8 million compared to other expense of $0.3 million in fiscal 2021. Current year other income includes $4.5 million related to the forgiveness of our PPP Loan, partially offset by $0.7 million related to the write-off
of our Oracle EnterpriseOne ERP system and related prepaid service and maintenance contracts as a result of the full implementation of a new ERP system in our US based operations in the fourth quarter of fiscal 2022, interest expense on debt of $0.7 million, and net foreign exchange loss of $0.3 million. Prior year other expense includes $1.0 million of interest expense on debt and revolving line of credit, offset by a net foreign exchange gain of $0.6 million and other income of $0.1 million.
We recognized $0.6 million of income tax expense for the current fiscal year, resulting in an effective tax rate of 8.6%. The decrease in the effective tax rate in 2022 from 2021 is primarily related to the PPP loan forgiveness tax-exempt
income. Specific items decreasing the effective tax rate include PPP loan forgiveness tax-exempt
income, R&D tax credits, foreign derived intangible income (“FDII”) deductions, and a change in reserves related to ASC 740 liabilities. This decrease was offset by state taxes, return to provision adjustments, and taxes on foreign earnings. The PPP Loan forgiveness is excluded from taxable income under Section 1106(i) of the CARES Act. During fiscal 2021 we recognized a $0.9 million income tax expense, or a 41.1% effective tax rate. The effective tax rate in this period was directly impacted by the change in mix of income between relevant jurisdictions in which we are subject to income taxes. Specific items increasing the fiscal 2021 effective tax rate include foreign rate differential, Denmark statutory audit adjustments, stock-based compensation, and Canada withholding taxes. This increase was offset by the foreign derived intangible income deduction, the release of a valuation allowance in China, and R&D tax credits expected to be utilized.
Net income for fiscal 2022 was $6.4 million, or $0.88 per diluted share. The results for the current period were impacted by income of $4.5 million ($4.4 million net of tax or $0.60 per diluted share) related to the forgiveness of our PPP Loan, income of $2.1 million ($1.6 million net of tax or $0.22 per diluted share) related to the net ERC and expense of $0.7 million ($0.5 million net of tax or $0.07 per diluted share) related to the write-off
of our Oracle EnterpriseOne ERP system and related prepaid service and maintenance contracts. Net income for the prior year was $1.3 million or $0.18 per diluted share. Return on revenue was 5.5% for fiscal 2022 compared to 1.1% for fiscal 2021.

Fiscal 2021 compared to Fiscal 2020
For a comparison of our results of operations for the fiscal years ended January 31, 2021, and January 31, 2020, see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our annual report on Form
10-K
for the fiscal year ended January 31, 2021, filed with the SEC on April 13, 2021.
Segment Analysis
We report two segments consistent with our product revenue groups: PI and T&M. Segment performance is evaluated based on the operating segment’s profit (loss) before corporate and financial administration expenses. The following table summarizes selected financial information by segment.

($ in thousands)	Revenue			Segment Operating Profit (Loss)			Segment Operating Profit (Loss) as a % of Revenue
	2022	2021	2020	2022	2021	2020	2022	2021	2020
PI	$90,915	$90,268	$88,116	$10,411	$12,885	$7,509	11.5%	14.3%	8.5%
T&M	26,565	25,765	45,330	3,398	(1,032)	6,281	12.8%	(4.0)%	13.9%

Total	$117,480	$116,033	$133,446	13,809	11,853	13,790	11.8%	10.2%	10.3%

Corporate Expenses				9,553	9,420	11,357

Operating Income				4,256	2,433	2,433
Other Expense, Net				2,778	(254)	(1,063)

Income Before Income Taxes				7,034	2,179	1,370
Income Tax Provision (Benefit)				605	895	(389)

Net Income				$6,429	$1,284	$1,759

Product Identification
Revenue from the PI segment increased 0.7% in fiscal 2022, with revenue of $90.9 million compared to revenue of $90.3 million in the prior year. The current year increase is primarily attributable to growth in demand for ink jet and media supplies for the Trojan Label product line, the increase in current year sales of QuickLabel’s ink jet printer supplies and an increase in parts and repairs revenue in both the QuickLabel and Trojan Label product groups. Also contributing to the increase in revenue for the current year was an increase in hardware sales in the Trojan Label product group for certain new products such as the Trojan Two Compact printer and the
T3-OPX
label press. PI current year segment operating profit was $10.4 million with a profit margin of 11.5%, compared to the prior year segment operating profit of $12.9 million and related profit margin of 14.3%. The decrease in current year segment operating profit and margin is primarily due to increased operating expenses.
Test & Measurement
Revenue from the T&M product group was $26.6 million for fiscal 2022, a 3.1% increase compared to revenue of $25.8 million in the prior year. The increase in revenue for the current year is primarily attributable to the increase in repairs and parts sales for the aerospace printer product lines. To a lesser degree, the increase in the current year revenue was also impacted by the increase in supplies revenue in the aerospace product lines. T&M current year segment operating profit was $3.4 million resulting in a 12.8% profit margin compared to the prior year segment operating loss of $1.0 million and related negative operating margin of 4.0%. The increased profit and margins are a result of increased sales and lower manufacturing and operating costs.

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
On July 30, 2020, we entered into an Amended and Restated Credit Agreement (the “A&R Credit Agreement”) with Bank of America, N.A. (the “Lender”), our wholly owned subsidiary ANI ApS, a Danish private limited liability company and ANI ApS’s wholly-owned subsidiary TrojanLabel ApS, a Danish private limited liability company (“TrojanLabel”). The A&R Credit Agreement amended and restated the Credit Agreement dated as of February 28, 2017, by and among us, ANI ApS, TrojanLabel and the Lender. In connection with our entry into the A&R Credit Agreement, we entered into an Amended and Restated Security and Pledge Agreement and a mortgage in favor of the Lender with respect to our owned real property in West Warwick, Rhode Island. Under the A&R Credit Agreement, AstroNova, Inc. is the sole borrower, and, prior to the effectiveness of the Amendment (as defined below), its obligations were guaranteed by ANI ApS and TrojanLabel.
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
At January 31, 2022, our cash and cash equivalents were $5.3 million. There was no outstanding balance on our revolving line of credit at January 31, 2022 and we have $22.5 million available for borrowing under that facility. We believe that our available cash and credit facilities combined with our cash generated from operations will be sufficient to support our operating requirements including our capital expenditure commitments.

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
On December 14, 2021, we and Bank of America, N.A. entered into a LIBOR Transition Amendment (the “LIBOR Amendment”) with regard to the Amended Credit Agreement. The LIBOR Amendment, among other things, (i) changes the rate under the Amended Credit Agreement for borrowings denominated in U.S. Dollars from a LIBOR-based rate to a BSBY (Bloomberg Short-Term Bank Yield Index)-based rate, subject to certain adjustments, (ii) changes the rate under the Amended Credit Agreement for borrowings denominated in British Pounds Sterling from a LIBOR-based rate to a SONIA (Sterling Overnight Index Average)-based rate, subject to certain adjustments, (iii) changes the rate under the Amended Credit Agreement for borrowings denominated in Euros from a LIBOR-based rate to a EURIBOR (Euro Interbank Offered Rate)-based rate, subject to certain adjustments, and (iv) updates certain other provisions of the Amended Credit Agreement regarding successor interest rates to LIBOR.
Prior to giving effect to the LIBOR Amendment, the interest rates under Amended Credit Agreement were as follows: the term loan and revolving credit loans bore interest at a rate per annum equal to, at our option, either (a) the LIBOR Rate as defined in the A&R Credit Agreement (or in the case of revolving credit loans denominated in a currency other than U.S. Dollars, the applicable quoted rate), plus a margin that varied within a range of 1.60% to 2.30% based on our consolidated leverage ratio, or (b) a fluctuating reference rate equal to the highest of (i) the federal fund rate plus 0.50%, (ii) Bank of America’s publicly announced prime rate, (iii) the LIBOR Rate plus 1.00% or (iv) 0.50%, plus a margin that varied within a range of 0.60% to 1.30% based on our consolidated leverage ratio. In addition to certain other fees and expenses that we are required to pay to the Lender, we are required to pay a commitment fee on the undrawn portion of the revolving credit facility that varies within a range of 0.15% and 0.30% based on our consolidated leverage ratio.

The interest rates under the Amended Credit Agreement, giving effect to the LIBOR Amendment, are as follows: the term loan and revolving credit loans bear interest at a rate per annum equal to, at our option, either (a) the BSBY Rate as defined in the LIBOR Amendment (or in the case of revolving credit loans denominated in a Pounds Sterling, Euros or another currency other than U.S. Dollars, the SONIA Rate as defined in the LIBOR Amendment, EURIOBOR Rate as defined in the LIBOR Amendment, or the applicable quoted rate, respectively), plus a margin that varies within a range of 1.60% to 2.30% based on our consolidated leverage ratio, or (b) a fluctuating reference rate equal to the highest of (i) the federal fund rate plus 0.50%, (ii) Bank of America’s publicly announced prime rate, (iii) the BSBY Rate, SONIA Rate, EURIBOR Rate or other applicable quoted rate plus 1.00% or (iv) 0.50%, plus a margin that varies within a range of 0.60% to 1.30% based on our consolidated leverage ratio. In addition to certain other fees and expenses that we are required to pay to the Lender, we are required to pay a commitment fee on the undrawn portion of the revolving credit facility that varies within a range of 0.15% and 0.30% based on our consolidated leverage ratio.
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

On June 15, 2021, Greenwood notified us that the SBA approved our application for forgiveness of the entire $4.4 million principal balance of our PPP Loan and all accrued interest thereon. As a result, we recorded a $4.5 million gain on extinguishment of debt in other income (expense) which is included in our consolidated income statement for the period ended January 31, 2022.
Cash Flow
The statements of cash flows for the years ended January 31, 2022, 2021 and 2020 are included on page 50 of this Form
10-K.
Net cash provided by operating activities was $1.4 million in fiscal 2022 compared to net cash provided by operating activities of $15.5 million in the previous year. The decrease in net cash provided by operations for the current year is primarily due to a decrease in cash provided by working capital of $11.3 million from fiscal 2021. The changes in accounts receivable, inventory, income taxes, accounts payable and accrued expenses for the current year decreased cash by $3.9 million in fiscal 2022 compared to an increase to cash of $7.4 million in the prior year. The decrease in cash from operations for fiscal 2022 was also impacted by the $3.1 million ERC receivable and the $4.5 million gain on the forgiveness of the PPP Loan.
The accounts receivable balance decreased to $17.1 million at January 31, 2022, compared to $17.4 at January 31, 2021. The slight decrease in the accounts receivable balance is related to sales product mix in fiscal 2022 compared to the prior year. The days sales outstanding dropped to 45 days at year end compared to 51 days at the end of fiscal 2021 contributing to the lower receivables balance at January 31, 2022. The days sales outstanding decrease in the current year is due to customer mix, as aerospace receivables typically take longer to collect, and these revenues continued to represent a lesser percentage of total sales in fiscal 2022.
The
year-end
inventory balance increased to $34.6 million at January 31, 2022 versus $30.1 million at January 31, 2021, and the days inventory on hand increased to 156 days at the end of fiscal 2022 as compared to 147 days at the end of the fiscal 2021. The current period increase in inventory is due to increased production demand.
Net cash used by investing activities for fiscal 2022 was $1.8 million for capital expenditures, of which $1.6 million related to the capitalization of our new ERP system and the related hardware, and the remaining $0.2 million was for machinery and tools.
Net cash used by financing activities for fiscal 2022 was $5.6 million. Cash outflows for financing activities for fiscal 2022 included the refinancing of debt, which resulted in a net outflow of cash of $2.6 million, and principal payments on the new long-term debt and the guaranteed royalty obligation of $0.8 million and $2.0 million, respectively.
Fiscal 2021 compared to Fiscal 2020
For a comparison of our cash flow for the fiscal years ended January 31, 2021 and January 31, 2020, see “Part II, Item 7. Management’s Discussion and Analysis of Liquidity and Capital Resources” in our annual report on Form
10-K
for the fiscal year ended January 31, 2021, filed with the SEC on April 13, 2021.
Contractual Obligations, Commitments and Contingencies
As of January 31, 2022, we had contractual obligations related to lease arrangements, debt and royalty obligation arrangements and purchase commitments.
The lease arrangements are for certain of our facilities at various locations worldwide. As of January 31, 2022, we had fixed lease payment obligations of $1.1 million, with $0.3 million due within 12 months. Refer to Note 12, “Leases,” in our audited consolidated financial statements included in this Annual Report on Form
10-K
for further details.

Debt arrangements under our Amended Credit Agreement with Bank of America, N.A., consist of the balance due of $9.3 million at January 31, 2022. For additional details regarding our long-term debt obligations, see Note 7, “Debt,” in our audited consolidated financial statements included in this Annual Report on Form
10-K.
We are subject to a guaranteed minimum royalty payment obligation over the next six years pursuant to the Honeywell Agreement, which, at January 31, 2022, included a balance due of $6.4 million, with $2.0 million due within 12 months. Refer to Note 11, “Royalty Obligation,” in our audited consolidated financial statements included in this Annual Report on Form
10-K
for further details.
In order to meet our manufacturing demands and, in some cases, lock in particular pricing structures for specific goods used in manufacturing, we enter into purchase commitments with our suppliers. At January 31, 2022 our purchase commitments totaled $37.5 million, with $35.4 million due within 12 months, most of which are non-cancelable.
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
Critical Accounting Policies and Estimates
Our discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. Certain of our accounting policies require the application of judgment in selecting the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. We periodically evaluate the judgments and estimates used for our critical accounting policies to ensure that such judgments and estimates are reasonable for our interim and year-end
reporting requirements. These judgments and estimates are based on our historical experience, current trends and information available from other sources, as appropriate. We do not believe there is a great likelihood that materially different amounts would be reported using different assumptions pertaining to the accounting policies described below, however, if actual conditions differ from the assumptions used in our judgments, our financial results could be materially different from our estimates.
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
We estimate the collectability of our receivables and establish allowances for accounts receivable that we estimate to be uncollectible. We base these allowances on our historical collection experience, the length of time our accounts receivable are outstanding and the financial condition of individual customers. In situations where we are aware of a specific customer’s inability to meet its financial obligation, such as in the case of a bankruptcy filing, we assess the need for a specific reserve for bad debts. We believe that our procedure for estimating such amounts is reasonable and historically have not resulted in material adjustments in subsequent periods. Bad debt expense was less than 1% of net sales in each of fiscal 2022 and 2021.
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
Inventories:
Inventories are stated at the lower of cost or net realizable value. The process for evaluating and recording obsolete and excess inventory provisions consists of analyzing the inventory supply on hand and estimating the net realizable value of the inventory based on historical experience, current business conditions and anticipated future revenue. We believe that our procedures for estimating such amounts are reasonable and historically have not resulted in material adjustments in subsequent periods when the estimates are adjusted to actual experience.
Income Taxes:
A valuation allowance is established when it is
“more-likely-than-not”
that all or a portion of deferred tax assets will not be realized. A review of all available positive and negative evidence must be considered, including our performance, the market environment in which we operate, length of carryforward periods, existing revenue backlog and future revenue projections. If actual factors and conditions differ materially from the estimates made by management, the actual realization of the net deferred tax assets or liabilities could vary materially from the amounts previously recorded. At January 31, 2022, we had provided valuation allowances for future tax benefits resulting from certain domestic R&D tax credits and foreign tax credit carryforwards, both of which could expire unused.

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
On March 27, 2020, the CARES Act was signed into law. The legislation had sweeping effects including various types of economic relief for impacted businesses and industries. One such relief provision was the Paycheck Protection Program (”PPP”), which provided short-term cash flow assistance to finance employee payroll and qualified expenses. On May 6, 2020, we entered into a loan agreement with, and executed a promissory note in favor of Greenwood pursuant to which we borrowed $4.4 million. On December 27, 2020, the Consolidated Appropriations Act, 2021, H.R. 133 was signed into law. The legislation permits the deductibility of expenses to the extent that the payment of such expenses results (or is expected to result) in the forgiveness of a loan (covered loan) guaranteed under the PPP. We have fully utilized the PPP Loan proceeds for qualifying expenses and subsequent to year end have applied for forgiveness of the PPP Loan (including all associated accrued interest) in accordance with the terms of the CARES Act, as amended by the PPP Flexibility Act. Consistent with the legislation, we deducted the full $4.4 million of qualified expenses on our 2020 federal tax return. On June 15, 2021, Greenwood notified us that the SBA approved our application for forgiveness of the entire $4.4 million principal balance of our PPP Loan and all accrued interest thereon. As a result, in the second quarter of fiscal 2022, we recorded a $4.5 million gain on extinguishment of debt. The PPP loan forgiveness recognized in the second quarter of fiscal 2022 is excluded from taxable income under Section 1106(i) of the CARES Act.
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
Goodwill:
Goodwill is tested for impairment at the reporting unit. A reporting unit is an operating segment or a business unit one level below an operating segment if discrete financial information for that business is prepared and regularly reviewed by segment management. However, components within an operating segment are aggregated as a single reporting unit if they have similar economic characteristics. Management evaluates the recoverability of goodwill annually or more frequently if events or changes in circumstances, such as declines in revenue, earnings or cash flows, or material adverse changes in the business climate, indicate that the carrying value of an asset might be impaired. Goodwill is first qualitatively assessed to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. Factors that management considers in this assessment include macroeconomic conditions, industry and market considerations, overall financial performance (both current and projected), changes in management and strategy and changes in the composition or carrying amount of net assets. If this qualitative assessment indicates that it is more likely than not that the fair value of a reporting unit is less than its carrying value, then a quantitative assessment is required for the reporting unit. The quantitative assessment compares the fair value of the reporting unit with its carrying value. If a quantitative assessment is required, we estimate the fair value of our reporting units using the income approach based upon a discounted cash flow model. We believe that this approach is appropriate because it provides a fair value estimate based upon the reporting unit’s expected long-term operating cash flow performance. In addition, we use the market approach, which compares the reporting unit to publicly traded companies and transactions involving similar business, to support the conclusions based upon the income approach. The income approach requires the use of many assumptions and estimates including future revenue, expenses, capital expenditures, and working capital, as well as discount factors and income tax rates. If the fair value of the reporting unit exceeds the carrying value of the net assets including goodwill assigned to that unit, goodwill is not impaired. If the carrying value of the reporting unit’s net assets including goodwill exceeds the fair value of the reporting unit, then we record an impairment charge based on that difference.
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
Item 7A.
Quantitative and Qualitative Disclosures about Market Risk
Our primary financial market risks consist of foreign currency exchange rates risk and the impact of changes in interest rates that fluctuate with the market on our variable rate credit borrowings under our existing credit agreement.
Financial Exchange Risk
The functional currencies of our foreign subsidiaries and branches are the local currencies—the British Pound in the U.K., the Canadian Dollar in Canada, the Danish Kroner in Denmark, the Chinese Yuan in China, and the Euro in France and Germany. We are exposed to foreign currency exchange risk as the functional currency financial statements of foreign subsidiaries are translated to U.S. dollars. The assets and liabilities of our foreign subsidiaries having a functional currency other than the U.S. dollar are translated into U.S. dollars at the exchange rate prevailing at the balance sheet date, and at an average exchange rate for the reporting period for revenue and expense accounts. The cumulative foreign currency translation adjustment is recorded as a component of accumulated other comprehensive loss in shareholders’ equity. The reported results of our foreign subsidiaries will be influenced by their translation into U.S. dollars by currency movements against the U.S. dollar. Our primary currency translation exposure is related to our subsidiaries that have functional currencies denominated in Danish Kroner and the Euro. A hypothetical 10% change in the rates used to translate the results of our foreign subsidiaries would result in an increase or decrease in our consolidated net income of approximately $0.2 million for the year ended January 31, 2022.

Transactional exposure arises where transactions occur in currencies other than the functional currency. Transactions in foreign currencies are recorded at the exchange rate prevailing at the date of the transaction. The resulting monetary assets and liabilities are translated into the appropriate functional currency at exchange rates prevailing at the balance sheet date and the resulting gains and losses are reported as foreign exchange gain (loss) in the consolidated statements of income. Foreign exchange losses resulting from transactional exposure were $0.3 million for the year ended January 31, 2022.
Interest Rate Risk
At January 31, 2022, our total indebtedness included $9.25 million of term loan variable-rate debt. At January 31, 2022, under the LIBOR Transition Amendment to the Amended Credit Agreement, the term loan bears interest at a BSBY (Bloomberg Short-Term Bank Yield) rate plus a margin that varies between 1.60% and 2.30% based on our consolidated leverage ratio.    During fiscal 2022, the interest rate on our variable rate debt ranged between 2.35% to 4.65% . The impact on our results of operations of a 100 basis point change in the interest rate on the outstanding balance of our variable-rate debt, would be approximately $0.1 million annually.
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
10-K
pursuant to Rules
13a-15(e)
and
15d-15(e)
under the Securities Exchange Act of 1934, as amended (Exchange Act). Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective at January 31, 2022 to ensure that the information required to be disclosed in our Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner and (2) accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
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
Management conducted its evaluation of the effectiveness of its internal control over financial reporting as of January 31, 2022. In making this assessment, management used the criteria set forth in the Internal Control-

Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, the principal executive officer and principal financial officer believe that as of January 31, 2022, our internal control over financial reporting was effective based on criteria set forth by COSO in “Internal Control-Integrated Framework.”
Changes in Internal Controls over Financial Reporting
There have been no changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.
Other Information
None.
Item 9C.

Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10.
Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated herein by reference to our definitive proxy statement to be filed for our 2022 Annual Meeting of Shareholders.
The following sets forth certain information with respect to all executive officers of the Company. All officers serve at the pleasure of the Board of Directors.

Name	Age	Position
Gregory A. Woods	63	President, Chief Executive Officer and Director
David S. Smith	65	Vice President, Chief Financial Officer and Treasurer
Stephen M. Petrarca	59	Vice President—Operations
Michael J. Natalizia	58	Chief Technology Officer and Vice President of Strategic Technical Alliances
Tom Carll	55	Vice President and General Manager—Aerospace
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
Item 11.
Executive Compensation
The information required by this item is incorporated herein by reference to our definitive Proxy Statement to be filed for our 2022 Annual Meeting of Shareholders.
The information set forth under the heading “Compensation Committee Report” in our definitive Proxy Statement is furnished and shall not be deemed filed for purposes of Section 18 of the Exchange Act, nor be incorporated by reference in any filing under the Securities Act of 1933, as amended.
Item 12.
Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated herein by reference to our definitive Proxy Statement to be filed for our 2022 Annual Meeting of Shareholders.
Equity Compensation Plan Information
The following table sets forth information about our equity compensation plans as of January 31, 2022:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity Compensation Plans Approved by Shareholders	776,975	(1)	$14.67	(2)	401,893	(3)
Equity Compensation Plans Not Approved by Shareholders	—		—		—

Total	776,975	(1)	$14.67	(2)	401,893	(3)

(1)
Includes 323,468 shares issuable upon exercise of outstanding options granted under our 2007 Equity Incentive Plan; 139,075 shares issuable upon exercise of outstanding options granted under our 2015 Equity Incentive Plan; and 135,500 shares issuable upon exercise of outstanding options granted, 135,403 restricted stock units and 43,529 unvested performance stock units outstanding under our 2018 Equity Incentive Plan. This balance does not include 20,410 of unvested restricted stock which are subject to forfeiture.

(2)	Does not include restricted stock units.
(3)	Represents 399,611 shares available for grant under the AstroNova, Inc. 2018 Equity Incentive Plan and 2,282 shares available for purchase under the Employee Stock Purchase Plan.
Additional information regarding these equity compensation plans is contained in Note 15, “Share-Based Compensation,” in our audited consolidated financial statements included in this Annual Report on Form
10-K.
Item 13.
Certain Relationships, Related Transactions and Director Independence
The information required by this item is incorporated herein by reference to our definitive Proxy Statement for our 2022 Annual Meeting of Shareholders.
Item 14.
Principal Accountant Fees and Services
The information required by this item is incorporated herein by reference to our definitive Proxy Statement for our 2022 Annual Meeting of Shareholders.

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
Item 16. Form
10-K
Summary
Not Applicable.
(a)(3) Exhibits:

Exhibit Number

(2.1)	Share Purchase Agreement, dated January 7, 2017, as amended, by and among ANI ApS, Trojan Holding ApS, as a Seller and as the Sellers’ Representative, and Li Wei Chong filed as Exhibit 2.1 to our Annual Report on Form 10-K for the year ended January 31, 2017 and incorporated by reference herein*

(3A)	Restated Articles of Incorporation of the Company and all amendments thereto filed as Exhibit 3A to our Quarterly Report on Form 10-Q for the quarter ended April 30, 2016 and incorporated by reference herein.

(3B)	By-laws of the Company as amended to date filed as Exhibit 3B to our Annual Report on Form 10-K for the fiscal year ended January 31, 2008 (File No. 000-13200) and incorporated by reference herein.

(4.1)	Specimen form of common stock certificate of the Company filed as Exhibit 4 to our Quarterly Report on Form 10-Q for the quarter ended April 30, 2016 and incorporated by reference herein.

(4.2)	Description of securities registered pursuant to Section 12 of the Exchange Act filed as Exhibit 4.2 to our Annual Report on Form 10-K for the fiscal year ended January 31, 2020 (File No. 000-13200) and incorporated by reference herein.

(10.1)	2. Astro-Med, Inc. 2007 Equity Incentive Plan as filed as Appendix A to the Definitive Proxy Statement filed on April 25, 2007 on Schedule 14A (File No. 000-13200) for the 2007 annual shareholders meeting and incorporated by reference herein.**

Exhibit Number

(10.2)	Change in Control Agreement dated as of November 24, 2014 by and between the Company and Gregory A. Woods filed as Exhibit 10.13 to our Annual Report on Form 10-K for the year ended January 31, 2015 and incorporated by reference herein.**

(10.3)	AstroNova Inc. 2015 Equity Incentive Plan filed as Exhibit A to the Definitive Proxy Statement filed on April 21, 2015 (File No. 000-13200) for the 2015 annual shareholders meeting and incorporated by reference herein.**

(10.4)	Form of Indemnification Agreement for directors and officers filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the period ended October 31, 2015 and incorporated by reference herein.**

(10.5)	Form of Restricted Stock Agreement granted under the Amended and Restated Non-Employee Director Annual Compensation Program filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended July 30, 2016 and incorporated by reference herein.**

(10.6)	Form of Incentive Stock Option Agreement granted under the 2015 Equity Incentive Plan filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended July 30, 2016 and incorporated by reference herein.**

(10.7)	Form of Non-Statutory Stock Option Agreement granted under the 2015 Equity Incentive Plan filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the period ended July 30, 2016 and incorporated by reference herein.**

(10.8)	Form of Non-Employee Director Non-Statutory Stock Option Agreement granted under the 2015 Equity Incentive Plan filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the period ended July 30, 2016 and incorporated by reference herein.**

(10.9)	Form of Restricted Stock Agreement granted under the 2015 Equity Incentive Plan filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the period ended July 30, 2016 and incorporated by reference herein.**

(10.10)	Form of Non-Employee Director Restricted Stock Agreement granted under the 2015 Equity Incentive Plan filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the period ended July 30, 2016 and incorporated by reference herein.**

(10.11)	Form of Time-Based Restricted Stock Unit Agreement granted under the 2015 Equity Incentive Plan filed as Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the period ended July 30, 2016 and incorporated by reference herein.**

(10.12)	Form of Performance Restricted Stock Unit Agreement granted under the 2015 Equity Incentive Plan filed as Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the period ended July 30, 2016 and incorporated by reference herein.**

(10.13)	Asset Purchase and License Agreement, dated September 28, 2017, by and between AstroNova, Inc. and Honeywell International, Inc. filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, event date September 28, 2017, filed with the SEC on October 4, 2017 and incorporated by reference herein.

(10.14)	Amended and Restated AstroNova, Inc. Employee Stock Purchase Plan filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K/A, event date November 20, 2017, filed with the SEC on December 28, 2017 and incorporated by reference herein.

(10.16)	Form of Performance-based Restricted Stock Unit Award Agreement filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, event date June 4, 2018, filed with the SEC on June 4, 2018 and incorporated by reference herein.**

Exhibit Number

(10.17)	Form of Restricted Stock Unit Agreement (time-based vesting) filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, event date June 4, 2018, filed with the SEC on June 4, 2018 and incorporated by reference herein.**

(10.18)	Form of Incentive Stock Option filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, event date June 4, 2018, filed with the SEC on June 4, 2018 and incorporated by reference herein.**

(10.19)	Form of Non-statutory Stock Option filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K, event date June 4, 2018, filed with the SEC on June 4, 2018 and incorporated by reference herein.**

(10.20)	Form of Non-statutory Stock Option (Non-employee Director) filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K, event date June 4, 2018, filed with the SEC on June 4, 2018 and incorporated by reference herein.**

(10.21)	Form of Restricted Stock Agreement filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K, event date June 4, 2018, filed with the SEC on June 4, 2018 and incorporated by reference herein.**

(10.22)	Form of Non-employee Director Restricted Stock Agreement filed as Exhibit 10.7 to the Company’s Current Report on Form 8-K filed, event date June 4, 2018, filed with the SEC on June 4, 2018 and incorporated by reference herein.**

(10.23)	AstroNova, Inc. Amended and Restated Non-Employee Director Annual Compensation Program filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed, event date January 31, 2019, filed with the SEC on February 4, 2019 and incorporated by reference herein.**

(10.24)	AstroNova, Inc. 2018 Equity Incentive Plan Non-Employee Director Restricted Stock Agreement filed as Exhibit 10.41 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2019 and incorporated by reference to herein.*

(10.25)	AstroNova, Inc. 2018 Equity Incentive Plan, as amended, filed as Appendix A to the Company’s Definitive Proxy Statement filed with the SEC on May 25, 2019 on Schedule 14A and incorporated by reference herein.*

(10.26)	Amended and Restated Credit Agreement dated as of July 30, 2020 among AstroNova, Inc., ANI ApS, TrojanLabel ApS, and Bank of America, N.A. filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 1, 2020 and incorporated by reference herein.

(10.27)	Amended and Restated Security and Pledge Agreement dated as of July 30, 2020 among AstroNova, Inc. and Bank of America, N.A. , filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, event date July 30, 2020, and incorporated by reference herein.

(10.28)	Open-End Mortgage Deed to Secure Present and Future Loans under Chapter 25 of Title 34 of the Rhode Island General Laws, Assignment of Leases and Rents, Security Agreement and Fixture Filing dated as of July 30, 2020 among AstroNova, Inc. and Bank of America, N.A., filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, event date July 30, 2020, and incorporated by reference herein.

(10.29)	Change in Control Agreement dated September 8, 2020 by and between AstroNova, Inc. and David S. Smith filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 1, 2020 and incorporated by reference herein.**

Exhibit Number

(10.30)	First Amendment to Credit Agreement dated as of March 24, 2021 among AstroNova, Inc. ANI ApS, TrojanLabel ApS and Bank of America, N.A., filed as Exhibit 10.34 to the Company’s Annual Report on Form 10-K for the period ended January 31, 2021, and incorporated by reference herein.

(10.31)	First Amendment to Open-End Mortgage Deed to Secure Present and Future Loans under Chapter 25 of Title 34 of the Rhode Island General Laws, Assignment of Leases and Rents, Security Agreement and Fixture Filing dated as of March 24, 2021 among AstroNova, Inc. and Bank of America, N.A., filed as Exhibit 10.35 to the Company’s Annual Report on Form 10-K for the period ended January 31, 2021, and incorporated by reference herein.

(10.32)	Form of Indemnification Agreement for directors and officers, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended October 30, 2021, and incorporated by reference herein.**

(10.33)†	LIBOR Transition Amendment dated as of December 14, 2021 among AstroNova, Inc. and Bank of America, N.A.

(21)	List of Subsidiaries of the Company.

(23.1)	Consent of Wolf & Company, P.C.

(31.1)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1)	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(101.INS)	XBRL Instance Document—the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

(101.SCH)	Inline XBRL Taxonomy Extension Schema Document

(101.CAL)	Inline XBRL Taxonomy Extension Calculation Linkbase Document

(101.DEF)	Inline XBRL Taxonomy Extension Definition Linkbase Document

(101.LAB)	Inline XBRL Taxonomy Extension Label Linkbase Document

(101.PRE)	Inline XBRL Taxonomy Extension Presentation Linkbase Document

(104)	Cover Page Interactive Data File (embedded within the Inline XBRL document).

*	Schedules to this Exhibit have been omitted in reliance on Item 601(b)(2) of Regulation S-K. The Company will furnish copies of any such schedules to the SEC upon request.
**	Management contract or compensatory plan or arrangement.
†	Filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASTRONOVA, INC. (Registrant)

Date: April 18, 2022	By:	/S/ G REGORY A. W OODS
(Gregory A. Woods, Chief Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Name	Title	Date

/s/ G REGORY A. W OODS Gregory A. Woods	President, Chief Executive Officer and Director (Principal Executive Officer)	April 18, 2022

/s/ D AVID S. S MITH David S. Smith	Vice President, Chief Financial Officer and Treasurer (Principal Accounting and Financial Officer)	April 18, 2022

/s/ J EAN A. B UA Jean A. Bua	Director	April 18, 2022

/s/ M ITCHELL I. Q UAIN Mitchell I. Quain	Director	April 18, 2022

/s/ Y VONNE E. S CHLAEPPI Yvonne E. Schlaeppi	Director	April 18, 2022

/s/ H AROLD S CHOFIELD Harold Schofield	Director	April 18, 2022

/s/ R ICHARD S. W ARZALA Richard S. Warzala	Director	April 18, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Shareholders and Board of Directors of
AstroNova, Inc.
Opinions on the Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of AstroNova, Inc. (the “Company”) as of January 31, 2022 and 2021, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended January 31, 2022 and the related notes and the financial statement schedule listed in Item 15(a)(2) (collectively, the “financial statements”). We also have audited the Company’s internal control over financial reporting as of January 31, 2022, based on criteria established in
Internal Control—Integrated Framework
 issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of January 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended January 31, 2022, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2022, based on criteria established in
Internal Control—Integrated Framework
 issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.
Basis for Opinions
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
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Critical Audit Matters
Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We have determined that there are no critical audit matters.
/s/ Wolf & Company, P.C.
We have served as the Company’s auditor since 2013.
Boston, Massachusetts
April 18, 2022

ASTRONOVA, INC.
CONSOLIDATED BALANCE SHEETS
As of January 31
(In Thousands, Except Share Data)

	2022	2021
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$5,276	$11,439
Accounts Receivable, net of reserves of $826 in 2022 and $1,054 in 2021	17,124	17,415
Inventories	34,609	30,060
Employee Retention Credit Receivable	3,135	—
Prepaid Expenses and Other Current Assets	3,634	1,807

Total Current Assets	63,778	60,721
Property, Plant and Equipment, net	11,441	12,011
Identifiable Intangibles, net	19,200	21,502
Goodwill	12,156	12,806
Deferred Tax Assets, net	5,591	5,941
Right of Use Asset	1,094	1,389
Other	1,695	1,103

TOTAL ASSETS	$114,955	$115,473

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts Payable	$8,590	$5,734
Accrued Compensation	3,512	2,917
Other Accrued Expenses	4,113	3,874
Current Portion of Long-Term Debt	1,000	5,326
Current Liability—Royalty Obligation	2,000	2,000
Current Liability—Excess Royalty Payment Due	235	177
Income Taxes Payable	323	655
Deferred Revenue	262	285

Total Current Liabilities	20,035	20,968
NON - CURRENT LIABILITIES
Long-Term Debt, net of current portion	8,154	7,109
Royalty Obligation, net of current portion	4,361	6,161
Long-Term Debt—PPP Loan	—	4,422
Lease Liabilities, net of current portion	808	1,065
Income Taxes Payable	399	681
Deferred Tax Liabilities	186	384

TOTAL LIABILITIES	33,943	40,790
Commitments and Contingencies (See Note 22)
SHAREHOLDERS’ EQUITY
Preferred Stock, $10 Par Value, Authorized 100,000 shares, None Issued	—	—
Common Stock, $0.05 Par Value, Authorized 13,000,000 shares; Issued 10,566,404 shares in 2022 and 10,425,094 shares in 2021	528	521
Additional Paid-in Capital	59,692	58,049
Retained Earnings	56,514	50,085
Treasury Stock, at Cost, 3,324,280 shares in 2022 and 3,297,058 shares in 2021	(33,974)	(33,588)
Accumulated Other Comprehensive Loss, net of tax	(1,748)	(384)

TOTAL SHAREHOLDERS’ EQUITY	81,012	74,683

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$114,955	$115,473

See Notes to the Consolidated Financial Statements.

ASTRONOVA, INC.
CONSOLIDATED STATEMENTS OF INCOME
For the years ended January 31
(In Thousands, Except Per Share Data)

	2022	2021	2020
Revenue	$117,480	$116,033	$133,446
Cost of Revenue	73,741	74,673	84,688

Gross Profit	43,739	41,360	48,758
Costs and Expenses:
Selling and Marketing	23,177	23,301	26,884
Research and Development	6,753	6,206	8,084
General and Administrative	9,553	9,420	11,357

Operating Expenses	39,483	38,927	46,325

Operating Income	4,256	2,433	2,433
Other Income (Expense):
Gain on Extinguishment of Debt – PPP Loan	4,466	—	—
Loss on Disposal of Assets	(696)	—	—
Interest Expense	(677)	(955)	(682)
Gain (Loss) on Foreign Currency Transactions	(288)	590	(448)
Other, net	(27)	111	67

	2,778	(254)	(1,063)

Income before Income Taxes	7,034	2,179	1,370
Income Tax Provision (Benefit)	605	895	(389)

Net Income	$6,429	$1,284	$1,759

Net Income Per Common Share—Basic	$0.89	$0.18	$0.25

Net Income Per Common Share—Diluted	$0.88	$0.18	$0.24

Weighted Average Number of Common Shares Outstanding—Basic	7,207	7,104	7,024
Dilutive Effect of Common Stock Equivalents	132	62	214

Weighted Average Number of Common Shares Outstanding—Diluted	7,339	7,166	7,238

See Notes to the Consolidated Financial Statements.

ASTRONOVA, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the years ended January 31
(In Thousands)

	2022	2021	2020
Net Income	$6,429	$1,284	$1,759
Other Comprehensive Income (Loss), net of taxes and reclassification adjustments:
Foreign Currency Translation Adjustments	(1,426)	710	(133)
Change in Value of Derivatives Designated as Cash Flow Hedge	—	(239)	122
(Gains) Losses from Cash Flow Hedges Reclassified to Income Statement	62	193	(264)
Cross-Currency Interest Rate Swap Terminations	—	45	—

Other Comprehensive Income (Loss)	(1,364)	709	(275)

Comprehensive Income	$5,065	$1,993	$1,484

See Notes to the Consolidated Financial Statements.

ASTRONOVA, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
($ In Thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount
Balance January 31, 2019	10,218,559	$511	$53,568	$49,511	$(32,997)	$(818)	$69,775
Share-Based Compensation	—	—	1,775	—	—	—	1,775
Employee O ption E xercises	65,121	3	790	—	(11)	—	782
Restricted Stock Awards Vested, net	59,930	3	(3)	—	(469)	—	(469)
Common Stock— C ash D ividend—$0.28 per share	—	—	—	(1,972)	—	—	(1,972)
Net I ncome	—	—	—	1,759	—	—	1,759
Other C omprehensive L oss	—	—	—	—	—	(275)	(275)

Balance January 31, 2020	10,343,610	$517	$56,130	$49,298	$(33,477)	$(1,093)	$71,375
Share- B ased C ompensation	—	—	1,819	—	—	—	1,819
Employee O ption E xercises	16,487	1	103	—	—	—	104
Restricted S tock A wards V ested, net	64,997	3	(3)	—	(111)	—	(111)
Common Stock— C ash D ividend—$0.07 per share	—	—	—	(497)	—	—	(497)
Net I ncome	—	—	—	1,284	—	—	1,284
Other C omprehensive I ncome	—	—	—	—	—	709	709

Balance January 31, 2021	10,425,094	$521	$58,049	$50,085	$(33,588)	$(384)	$74,683
Share-Based Compensation	—	—	1,493	—	—	—	1,493
Employee Option Exercises	14,371	1	156	—	—	—	157
Restricted Stock Awards Vested, net	126,939	6	(6)	—	(386)	—	(386)
Net Income	—	—	—	6,429	—	—	6,429
Other Comprehensive Loss	—	—	—	—	—	(1,364)	(1,364)

Balance January 31, 2022	10,566,404	$528	$59,692	$56,514	$(33,974)	$(1,748)	$81,012

See Notes to the Consolidated Financial Statements.

ASTRONOVA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended January 31
(In Thousands)

	2022	2021	2020
Cash Flows from Operating Activities:
Net Income	$6,429	$1,284	$1,759
Adjustments to Reconcile Net Income to Net Cash Provided By Operating Activities:
Depreciation and Amortization	3,994	5,983	6,284
Amortization of Debt Issuance Costs	44	75	49
Share-Based Compensation	1,493	1,819	1,775
Loss on Disposal of Assets	696	—	—
Gain on Extinguishment of Debt	(4,466)	—	—
Deferred Income Tax Provision (Benefit)	210	(1,021)	(1,638)
Changes in Assets and Liabilities:
Accounts Receivable	77	2,702	3,594
Other Receivable – Employee Retention Credit Receivable	(3,135)	—	—
Inventories	(4,883)	4,247	(3,938)
Accounts Payable and Accrued Expenses	4,052	(57)	(2,732)
Income Taxes Payable	(2,043)	1,482	(1,773)
Other	(1,074)	(970)	(156)

Net Cash Provided by Operating Activities	1,394	15,544	3,224

Cash Flows from Investing Activities:
Additions to Property, Plant and Equipment	(1,796)	(2,587)	(2,906)

Net Cash Used by Investing Activities	(1,796)	(2,587)	(2,906)

Cash Flows from Financing Activities:
Net Cash Proceeds from Employee Stock Option Plans	60	9	654
Net Cash Proceeds from Share Purchases under Employee Stock Purchase Plan	96	95	128
Net Cash Used for Payment of Taxes Related to Vested Restricted Stock	(386)	(111)	(469)
Net (Repayments)/Borrowings under Revolving Credit Facility	—	(6,500)	5,000
Payment of Minimum Guarantee Royalty Obligation	(2,000)	(2,000)	(1,875)
Proceeds from Long-Term Debt – PPP Loan	—	4,422	—
Proceeds from Long-Term Debt Borrowings	10,000	15,232	—
Payoff of Long-Term Debt	(12,576)	(11,732)	—
Principal Payments on Long-Term Debt	(750)	(3,958)	(5,208)
Payments of Debt Issuance Costs	—	(100)	—
Dividends Paid	—	(497)	(1,972)

Net Cash Used by Financing Activities	(5,556)	(5,140)	(3,742)

Effect of Foreign Exchange Rate Changes on Cash and Cash Equivalents	(205)	(627)	139

Net Increase (Decrease) in Cash and Cash Equivalents	(6,163)	7,190	(3,285)
Cash and Cash Equivalents, Beginning of Year	11,439	4,249	7,534

Cash and Cash Equivalents, End of Year	$5,276	$11,439	$4,249

Supplemental Information:
Cash Paid During the Period for:
Interest	$342	$677	$531
Income Taxes, Net of Refunds	$2,414	$446	$2,913
See Notes to the Consolidated Financial Statements.

ASTRONOVA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2022, 2021 and 2020
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
Use of Estimates:
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect these financial statements and accompanying notes using information that is reasonably available to us at this time. Some of the more significant estimates relate to revenue recognition; the allowances for doubtful accounts; inventory valuation; income taxes; estimated useful life and valuation of long-lived assets and goodwill; share-based compensation; and warranty reserves. Management’s estimates are based on the facts and circumstances available at the time estimates are made, historical experience, risk of loss, general economic conditions and trends, and management’s assessments of the probable future outcome of these matters, including our expectations at the time regarding the duration, scope and severity of the
COVID-19
pandemic. Consequently, actual results could differ from those estimates.
Cash and Cash Equivalents:
Highly liquid investments with an original maturity of

90 days or less
are considered to be cash equivalents. At January 31, 2022 and 2021,
$3.7 million and $4.6 million, respectively, was held in foreign bank accounts.
Inventories:
Inventories are stated at the lower of standard and average cost or net realizable value and include material, labor and manufacturing overhead.
Property, Plant and Equipment:
Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation is provided on the straight-line basis over the estimated useful lives of the assets (land improvements—10 to 20 years; buildings and leasehold improvements—10 to 45 years; machinery and equipment—3 to 10 years and computer equipment and software—3 to 10 years).
Revenue Recognition:
We recognize revenue in accordance with Accounting Standards Update (“ASU”)
2014-
09
, “Revenue
from Contracts with Customers (“Topic 606”).” The core principle of Topic 606 is to recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. Topic 606 defines a five step process to recognize revenue and requires judgment and estimates within the revenue recognition process, including identifying contracts with customers, identifying performance obligations in the contract, determining and estimating the amount of any variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation and recognizing revenue when the entity satisfies each performance obligation.
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
We may perform service at the request of the customer, generally for the repair and maintenance of products previously sold. These services are short in duration and total less than 11% and 9% of revenue for the years ended January 31, 2022 and 2021, respectively. Revenue is recognized as services are rendered and accepted by the customer. We also provide service agreements on certain of our Product Identification equipment. Service agreements are purchased separately from the equipment and provide for the right to obtain service and maintenance on the equipment for a period of typically one to two years. Accordingly, revenue on these agreements is recognized over the term of the agreements. The portion of service agreement contracts that are uncompleted at the end of any reporting period are included in deferred revenue.
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
2

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
Foreign Currency Translation:
The financial statements of foreign subsidiaries and branches are measured using the local currency as the functional currency. Foreign currency-denominated assets and liabilities are translated into U.S. dollars at year-end
exchange rates with the translation adjustment recorded as a component of accumulated comprehensive income (loss) in shareholders’ equity. Revenues and expenses are translated at the average monthly exchange rates in effect during the related period. We do not provide for U.S. income taxes on foreign currency translation adjustments associated with our subsidiaries in Germany, Denmark and China since their undistributed earnings are considered to be permanently invested. Included in our consolidated statements of income was a net transactional foreign exchange loss of $0.3 million in fiscal 2022, a net transaction foreign exchange gain of
$0.6
million in fiscal 2021, and a net transaction foreign exchange loss of
$0.4
million in fiscal 2020.
Advertising:
We expense advertising costs as incurred. Advertising costs including advertising production, trade shows and other activities are designed to enhance demand for our products and amounted to approximately $1.3 million; $0.9 million and $1.8 million in fiscal 2022, 2021 and 2020, respectively.
Long-Lived Assets:
Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. If the projected undiscounted cash flows are less than the carrying value, then an impairment charge would be recorded for the excess of the carrying value over the fair value, as determined by the discounting of future cash flows. There were no impairment charges for our long-lived assets in fiscal years 2022, 2021 or 2020.
Intangible Assets:
Intangible assets include the value of customer and distributor relationships, existing technology and non-competition
agreements acquired in connection with business and asset acquisitions and are stated at cost (fair value at acquisition) less accumulated amortization. These intangible assets have a definite life and are amortized over the assets’ useful lives using a systematic and rational basis which is representative of the assets’ use. Intangible assets with a definite life are tested for impairment whenever events or circumstances indicate that the carrying amount of an asset (asset group) may not be recoverable. If necessary, an impairment loss is recognized when the carrying amount of an asset exceeds the estimated undiscounted cash flows used in determining the fair value of the asset. The amount of the impairment loss recorded is calculated by the excess of the asset’s carrying value over its fair value. Fair value is generally determined using a discounted cash flow analysis. There were no impairment charges for our intangible assets in fiscal years 2022, 2021 or 2020.
Goodwill:
Goodwill represents the excess of the aggregate purchase price over the fair value of the net assets acquired in a purchase business combination. Management evaluates the recoverability of goodwill annually or more frequently if events or changes in circumstances, such as declines in revenue, earnings or cash

5
3

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

The accounting guidance related to goodwill impairment testing allows for the performance of an optional qualitative assessment of whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. Factors that management considers in this qualitative assessment include macroeconomic conditions, industry and market considerations, overall financial performance (both current and projected), changes in management and strategy and changes in the composition or carrying amount of net assets. If this qualitative assessment indicates that it is more likely than not that the fair value of a reporting unit is less than its carrying value, then a quantitative assessment is required for the reporting unit. Additionally, we can elect to forgo the qualitative assessment and perform the quantitative test. The quantitative assessment compares the fair value of the reporting unit with its carrying value. If the quantitative assessment is performed, we estimate the fair value of our reporting units using a blended income and market approach. The income approach is based on a discounted cash flow model and provides a fair value estimate based upon the reporting unit’s expected long-term operating cash flow performance. The market approach, compares the reporting unit to publicly traded companies and transactions involving similar business, and requires the use of many assumptions and estimates including future revenue, expenses, capital expenditures, and working capital, as well as discount factors and income tax rates. If the fair value of the reporting unit exceeds the carrying value of the net assets including goodwill assigned to that unit, goodwill is not impaired. If the carrying value of the reporting unit’s net assets including goodwill exceeds the fair value of the reporting unit, then we record an impairment charge based on that difference. We performed a qualitative assessment for our fiscal 2022 analysis of goodwill. Based on this assessment, management does not believe that it is more likely than not that the carrying values of the reporting units exceed their fair values. Accordingly, no quantitative assessment was performed. There were no impairment charges for our goodwill in fiscal years 2022, 2021 or 2020.
Leases:
We account for our leases in accordance with Accounting Standard Codification (“ASC”) 842, Leases. ASC
842
requires a lessee to recognize assets and liabilities on the balance sheet for all leases, with the result being the recognition of a right of use (ROU) asset and a lease liability. The lease liability is equal to the present value of the minimum lease payments for the term of the lease, including any optional renewal periods determined to be reasonably certain to be exercised, using a discount rate determined at lease commencement. This discount rate is the rate implicit in the lease, if known; otherwise, the incremental borrowing rate for the expected lease term is used. Our incremental borrowing rate approximates the rate we would have to pay to borrow on a collateralized basis over a similar term at lease inception. The value of the ROU asset is equal to the initial measurement of the lease liability plus any lease payments made to the lessor at or before the commencement date and any unamortized initial direct costs incurred by the lessee, less any unamortized lease incentives received. Several of our lease contracts include options to extend the lease term and we include the renewal options for these leases in the determination of the ROU asset and lease liability when the likelihood of renewal is determined to be reasonably certain.
We enter into lease contracts for certain of our facilities at various locations worldwide. At inception of a contract, we determine whether the contract is or contains a lease. If we have a right to obtain substantially all of the economic benefits from the use of the identified asset and the right to direct the use of the asset, then the contract contains a lease.

There are two types of leases, operating leases and finance leases. Lease classification is determined at lease commencement. We have made an accounting policy election to apply the short-term exception, which does not require the capitalization of leases with terms of 12 months or less. All of our leases are classified as operating leases. Operating lease expense is recognized on a straight-line basis over the lease term and included in general

5
4

and administrative expense on the consolidated statement of income. ROU assets are classified as such on the consolidated balance sheet, short-term lease liabilities are classified in accrued expenses, and long-term lease liabilities are classified as such in the consolidated balance sheet. In the statement of cash flow, payments for operating leases are classified as operating activities.
In addition, several of our lease agreements include
non-lease
components for items such as common area maintenance and utilities which are accounted for separately from the lease component.
Income Taxes:
We use the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial reporting basis and tax basis of the assets and liabilities and are measured using statutory tax rates that will be in effect when the differences are expected to reverse. Our deferred taxes are presented as non-current
in the accompanying consolidated balance sheet. An allowance against deferred tax assets is recognized when it is more-likely-than-not
that some portion or all of the deferred tax assets will not be realized. At January 31, 2022 and 2021, a valuation allowance was provided for deferred tax assets attributable to certain domestic R&D and foreign tax credit carryforwards which are expected to expire unused.
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
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was signed into law. The legislation had sweeping effects including various types of economic relief for impacted businesses and industries. One such relief provision was the Paycheck Protection Program, which provided short-term cash flow assistance to finance employee payroll and qualified expenses. On May 6, 2020, we entered into a loan agreement with, and executed a promissory note in favor of Greenwood Credit Union (“Greenwood”) pursuant to which we borrowed
$4.4
million (the “PPP Loan”). On December 27, 2020 the Consolidated Appropriations Act, 2021, H.R. 133 was signed into law. The legislation permits the deductibility of expenses to the extent that the payment of such expenses results (or is expected to result) in the forgiveness of a loan (covered loan) guaranteed under the Paycheck Protection Program. We have fully utilized the PPP Loan proceeds for qualifying expenses and applied for forgiveness of the PPP Loan. Consistent with the legislation, we deducted the full
$4.4
million of qualified expenses on our 2020 federal tax return. On June 15, 2021, Greenwood notified us that the United States Small Business Administration (the “SBA”) approved our application for forgiveness of the entire
$4.4 million principal balance of our PPP Loan and all accrued interest thereon. As a result, in the second quarter of fiscal 2022, we recorded a

$4.5
million gain on extinguishment of debt. The PPP loan forgiveness is excluded from taxable income under Section 1106(i) of the CARES Act.
Net Income Per Common Share:
Basic net income per share is based on the weighted average number of shares outstanding during the period. Diluted net income per share is based on the basic weighted average number of shares and potential common equivalent shares for stock options, restricted stock awards and restricted stock units outstanding during the period using the treasury stock method. In fiscal years 2022, 2021 and 2020, there were 345,085; 642,623 and 202,187, respectively, of common equivalent shares that were not included in the computation of diluted net income per common share because their inclusion would be anti-dilutive.
Fair Value Measurement:
We measure our assets and liabilities at fair value on a recurring and non-recurring basis in accordance with the guidance provided in ASC 820, “Fair Value Measurement and Disclosures,” which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In addition, ASC 820 establishes a three-tiered hierarchy for inputs used in management’s determination of fair value of financial instruments that emphasizes the use of observable inputs over the use of unobservable inputs by requiring that observable inputs be used when available. Observable inputs are inputs that reflect management’s belief about

5
5

the assumptions market participants would use in pricing a financial instrument based on the best information available in the circumstances.
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
Self-Insurance:
We are self-insured for U.S. medical and dental benefits for qualifying employees and maintain stop-loss coverage from a third party which limits our exposure to large claims. We record a liability associated with these benefits that includes an estimate of both claims filed and losses incurred but not yet reported based on historical claims experience. In estimating this accrual, we utilize an independent third-party broker to estimate a range of expected losses, which are based on analyses of historical data. Assumptions are closely monitored and adjusted when warranted by changing circumstances. Our liability for self-insured claims is included within accrued compensation in our consolidated balance sheets and was $0.2 million a
t
January 31, 2022 and 2021.
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
Derivative Financial Instruments:
We occasionally use derivative instruments as part of our overall strategy to manage exposure to market risks primarily associated with fluctuations in foreign currency exchange rates
 and

5
6

interest rates. Derivative instruments are recognized as either assets or liabilities in the balance sheet at fair value. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, further, on the type of hedging relationship. For derivative instruments not designated as hedging instruments, the gain or loss is recognized in the statement of income during the current period. For those derivative instruments that are designated and qualify as hedging instruments, a company must designate the hedging instrument, based upon the exposure being hedged, as a fair value hedge, cash flow hedge, or a hedge of a net investment in a foreign operation.

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
Income Taxes
In December 2019, the FASB issued ASU
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
No other new accounting pronouncements, issued or effective during fiscal 2022, have had or are expected to have a material impact on our consolidated financial statements.
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

Revenues disaggregated by primary geographic markets and major product types are as follows:
Primary geographical markets:

(In thousands)	2022	2021	2020
United States	$68,185	$70,911	$83,671
Europe	31,922	29,029	29,617
Canada	6,519	5,574	5,719
Asia	5,926	5,105	8,316
Central and South America	3,271	3,950	4,145
Other	1,657	1,464	1,978

Total Revenue	$117,480	$116,033	$133,446

Major product types:

(In thousands)	2022	2021	2020

Hardware	$31,492	$34,111	$48,959
Supplies	73,244	71,772	71,838
Service and Other	12,744	10,150	12,649

Total Revenue	$117,480	$116,033	$133,446

Contract Assets and Liabilities
We normally do not have contract assets, which are primarily unbilled accounts receivable that are conditional on something other than the passage of time.
Our contract liabilities, which represent billings in excess of revenue recognized, are related to advanced billings for purchased service agreements and extended warranties. Contract liabilities were $262,000 and $285,000 at January 31,

2022 and January 31, 2021, respectively, and are recorded as deferred revenue in the consolidated balance sheet. The decrease in the deferred revenue balance during the period ended January 31,

2022 is primarily due to $269,000 of revenue recognized during the period that was included in the deferred revenue balance at January 31, 2021 offset by cash payments received in advance of satisfying performance obligations.
Contract Costs
We have determined that certain costs related to obtaining sales contracts for our aerospace printer products meet the requirement to be capitalized. In the second quarter of fiscal 2022
, we extended the remaining useful life of these deferred costs from 6 years to 20 years and changed the amortization method from units sold to the straight-line method. We believe these changes, based on the life of the aircraft under the applicable sales contracts, appropriately reflects a more systematic and rational approach. This change is being treated as a change in accounting estimate that is affected by a change in accounting principle. The impact on net income was immaterial for the period ended January 31, 2022. The balance of these contract assets at January 31, 2021 was $0.9 million and in the second quarter of the current year, we incurred an additional $0.4 million in contract costs which will be amortized over 20 years. We amortized $60,000 of direct costs for the period ended January 31, 2022, and the balance of deferred incremental direct costs net of accumulated amortization at January 31, 2022
,
was $1.3 million of which $0.1 million is reported in other current assets and $1.2 million is reported in other assets in the accompanying consolidated balance sheet.

Note 3—Intangible Assets
Intangible assets are as follows:

	January 31, 2022				January 31, 2021
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Currency Translation Adjustment	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Currency Translation Adjustment	Net Carrying Amount
Miltope:

Customer Contract Relationships	$3,100	$(2,515)	$—	$585	$3,100	$(2,284)	$—	$816
RITEC:
Customer Contract Relationships	2,830	(1,557)	—	1,273	2,830	(1,423)	—	1,407
TrojanLabel:
Existing Technology	2,327	(1,767)	127	687	2,327	(1,405)	196	1,118
Distributor Relations	937	(498)	46	485	937	(396)	89	630
Honeywell:
Customer Contract Relationships	27,243	(11,073)	—	16,170	27,243	(9,712)	—	17,531

Intangible Assets, net	$36,437	$(17,410)	$173	$19,200	$36,437	$(15,220)	$285	$21,502

In the second quarter of the current year, we extended the remaining useful life of the customer contract relationship intangibles for Honeywell International, Inc. (“Honeywell”) from 6 years to 20 years and for the RITEC intangibles we changed the amortization method which was based on revenue with a remaining life of 4 years to the straight-line method with a
20-year
remaining life. We believe these changes, based on the life of the aircraft related to these intangibles, appropriately reflects a more systematic and rational approach to distributing the cost of these intangibles over their useful lives. The change in the amortization of the Honeywell customer contract relationship intangibles is being treated as a change in accounting estimate and the change in the amortization of the RITEC customer contract relationship intangibles is being treated as a change in accounting estimate that is effected by a change in accounting principle. The changes in amortization resulted in a $1.8 million decrease in amortization expense and a $1.8 million increase to net income for the period ended January 31, 2022
.
There were no impairments to intangible assets during the periods ended January 31, 2022 and 2021. Amortization expense of $2.2 million
,
 $4.1 million and $4.2 million with regard to acquired intangibles has been included in the consolidated statements of income for the
years ended January 31, 2022, 2021 and 2020, respectively.
Estimated amortization expense for the next five fiscal years is as follows:

(In thousands)	2023	2024	2025	2026	2027
Estimated amortization expense	$1,632	$1,693	$1,008	$1,008	$1,008

Note 4—Inventories
The components of inventories are as follows:

	January 31,
	2022	2021
(In thousands)
Materials and Supplies	$22,709	$20,265
Work-in-Progress	1,489	2,076
Finished Goods	19,718	16,371

	43,916	38,712
Inventory Reserve	(9,307)	(8,652)

	$34,609	$30,060

Finished goods inventory includes $3.4 million and $4.0 million of demonstration equipment at January 31, 2022 and 2021, respectively.
Note 5—Property, Plant and Equipment
Property, plant and equipment consist of the following:

	January 31,
	2022	2021
(In thousands)
Land and Land Improvements	$1,004	$1,004
Buildings and Leasehold Improvements	12,666	12,642
Machinery and Equipment	23,238	23,346
Computer Equipment and Software	13,913	13,847

Gross Property, Plant and Equipment	50,821	50,839
Accumulated Depreciation	(39,380)	(38,828)

Net Property Plant and Equipment	$11,441	$12,011

Depreciation expense on property, plant and equipment was $1.7 million for the year ended January 31,

2022 and $1.9 million and $2.0 million for the years ended January 31, 2020 and 2019, respectively.
During the current fiscal year, we
wrote-off
our Oracle EnterpriseOne enterprise resource planning (“ERP”) system due to the full implementation of a new ERP system in our US operations. The book value and related accumulated depreciation of the Oracle EnterpriseOne ERP system along with the balance of the related prepaid service and maintenance contracts have been removed from the accompanying consolidated balance sheet at January 31, 2022, and we have recorded a net loss on the disposal of $696,000, which is included in other income (expense) in the accompanying consolidated income statement for the year ended January 31, 2022.

6
0

Note 6—Accrued Expenses
Accrued expenses consist of the following:

	January 31,
	2022	2021
(In thousands)
Warranty	$834	$730
Professional Fees	411	546
Freight	347	57
Lease Liability	327	372
Accrued Property & Sales Tax	316	443
Stockholder Relation Fees	102	91
Dealer Commissions	139	57
Other Accrued Expenses	1,637	1,578

	$4,113	$3,874

Note 7—Credit Agreement and Long-Term Debt
Credit Agreement
On March 24, 2021, we entered into a First Amendment to Credit Agreement (the “Amendment”) to our Amended & Restated Credit Agreement (the “A&R Credit Agreement,” as amended by the Amendment; the “Amended Credit Agreement”) with Bank of America, N.A., as lender (the “Lender”), and our subsidiaries, ANI ApS and TrojanLabel. The A&R Credit Agreement, which we entered into on July, 30, 2020, amended and restated the Credit Agreement dated as of February 28, 2017 (the “Prior Credit Agreement”) by and among us, ANI ApS, TrojanLabel and the Lender. Immediately prior to the closing of the Amendment, we repaid
$2.6
million in principal amount of the term loan outstanding under the A&R Credit Agreement
The Amended Credit Agreement provides for (i) a term loan in the principal amount of $10.0 million, and (ii) a $22.5 million revolving credit facility available for general corporate purposes. At the closing of the Amendment, we borrowed the entire $10.0 million term loan which was used to refinance, in full, the outstanding term loan under the A&R Credit Agreement. Under the Amended Credit Agreement, revolving credit loans may continue to be borrowed, at our option, in U.S. Dollars or, subject to certain conditions, Euros, British Pounds, Canadian Dollars or Danish Kroner.
Balances outstanding under the revolving line of credit for the years ended January 31, 2022 and 2021, bore interest at weighted average annual rates of 4.10% and 3.41%, respectively and we incurred $4,000 and $188,000 in fiscal 2022 and 2021
, respectively, for interest on this obligation. Additionally, for fiscal year
s
ended January 31, 2022 and 2021, we incurred $50,000 and $8,300, respectively, for commitment fees on the undrawn portion of our revolving credit facility. Both the interest expense and commitment fees are included as interest expense in the accompanying consolidated income statement. At January 31, 2022, there is no balance outstanding on the revolving line of credit and the entire $22.5 million is available for borrowing.

The Amended Credit Agreement requires that the term loan be paid in quarterly installments on the last day of each of our fiscal quarters with the final payment due on September 30, 2025. We may voluntarily prepay the term loan, in whole or in part, from time to time without premium or penalty (other than customary breakage costs, if applicable). We may repay borrowings under the revolving credit facility at any time without premium or penalty (other than customary breakage costs, if applicable), but in any event no later than September 30, 2025, at which time any outstanding revolving loans will be due and payable in full, and the revolving credit facility will terminate. We may reduce or terminate the revolving line of credit at any time, subject to certain thresholds and conditions, without premium or penalty.

The Amended Credit Agreement includes an uncommitted accordion provision under which the term loan and/or revolving credit facility commitments may be increased in an aggregate principal amount not exceeding $10.0 million, subject to obtaining the agreement of the Lender and the satisfaction of certain other conditions.

On December 14, 2021, we and the Lender entered into a LIBOR Transition Amendment (the “LIBOR Amendment”) with regard to the Amended Credit Agreement. The LIBOR Amendment, among other things, (i) changes the rate under the Amended Credit Agreement for borrowings denominated in U.S. Dollars from a LIBOR-based rate to a BSBY (Bloomberg Short-Term Bank Yield Index)-based rate, subject to certain adjustments, (ii) changes the rate under the Amended Credit Agreement for borrowings denominated in British Pounds Sterling from a LIBOR-based rate to a SONIA (Sterling Overnight Index Average)-based rate, subject to certain adjustments, (iii) changes the rate under the Amended Credit Agreement for borrowings denominated in Euros from a LIBOR-based rate to a EURIBOR (Euro Interbank Offered Rate)-based rate, subject to certain adjustments, and (iv) updates certain other provisions of the Amended Credit Agreement regarding successor interest rates to LIBOR.
The interest rates under
 the
Amended Credit Agreement, giving effect to the LIBOR Amendment, are as follows: the term loan and revolving credit loans bear interest at a rate per annum equal to, at our option, either (a) the BSBY Rate as defined in the LIBOR Amendment (or in the case of revolving credit loans denominated in a Pounds Sterling, Euros or another currency other than U.S. Dollars, the SONIA Rate as defined in the LIBOR Amendment, EURIOBOR Rate as defined in the LIBOR Amendment, or the applicable quoted rate, respectively), plus a margin that varies within a range of 1.60% to 2.30% based on our consolidated leverage ratio, or (b) a fluctuating reference rate equal to the highest of (i) the federal fund rate plus 0.50%, (ii) Bank of America’s publicly announced prime rate, (iii) the BSBY Rate, SONIA Rate, EURIBOR Rate or other applicable quoted rate plus 1.00% or (iv) 0.50%, plus a margin that varies within a range of 0.60% to 1.30% based on our consolidated leverage ratio. In addition to certain other fees and expenses that we are required to pay to the Lender, we are required to pay a commitment fee on the undrawn portion of the revolving credit facility that varies within a range of 0.15% and 0.30% based on our consolidated leverage ratio.
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

6
2

Long-Term Debt
Long-term debt in the accompanying condensed consolidated balance sheets under the Amended Credit Agreement is as follows:

	January 31,
(In thousands)	2022	2021
USD Term Loan (2.35% as of January 31, 2022); maturity date of September 30, 2025	$9,250	$—
USD Term Loan (4.65% as of January 31, 2021)	—	12,576

	9,250	12,576
Debt Issuance Costs, net of accumulated amortization	(96)	(141)
Current Portion of Term Loan	(1,000)	(5,326)

Long-Term Debt	$8,154	$7,109

During the years ended January 31, 2022, 2021 and 2020, we recognized $0.3 million, $0.5 million and $0.4 million of interest expense on our long-term debt
, respectively, which was included in interest expense in the accompanying consolidated income statement.
The schedule of required principal payments remaining under the Amended Credit Agreement on long-term debt outstanding as of January 31, 2022 is as follows:

(In thousands)

Fiscal 2023	$1,000
Fiscal 2024	1,000
Fiscal 2025	1,250
Fiscal 2026	6,000

$9,250

Note 8—Paycheck Protection Program Loan
On May 6, 2020, we entered into a loan agreement with, and executed a promissory note in favor of Greenwood pursuant to which we borrowed
$4.4 million
(the “PPP Loan”) from Greenwood under the Paycheck Protection Program (“PPP”) administered by the SBA and authorized by the CARES Act.
The PPP Loan, originally scheduled to mature on May 6, 2022, was unsecured and bore interest at a rate of 1.0% per annum, accruing from the loan date. No payments were due on the PPP Loan until the date on which the lender determined the amount of the PPP Loan that is eligible for forgiveness. The PPP Loan was classified as long-term debt—PPP Loan in the condensed consolidated balance sheet at January 31, 2021.

On June 15,
2021
, Greenwood notified us that the SBA approved our application for forgiveness of the entire $4.4 million principal balance of our PPP Loan and all accrued interest thereon. As a result, in the second quarter of fiscal 2022, we recorded a $4.5 million gain on extinguishment of debt, which is included in the accompanying consolidated income statement for the period ended January 31, 2022.
Note 9—Derivative Financial Instruments and Risk Management
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
As a direct result of the terms of the Lender’s conditions for entry into the A&R Credit Agreement, on July 30, 2020, we terminated these two
s
waps. The terms of the A&R Credit Agreement caused those swaps to cease to be effective hedges of the underlying exposures. The termination of the
s
waps was contracted immediately prior to the end of the second quarter of fiscal 2021 at a cash cost of approximately $0.7 million, which was settled in the third quarter of fiscal 2021. Upon termination, the remaining balance of $58,000 in accumulated other comprehensive loss related to the cross-currency interest rate swap was reclassified into earnings as the forecasted foreign currency interest payments will not occur and is included in other expense in the accompanying consolidated statements of income for the period ended January 31, 2021. The remaining balance in accumulated other comprehensive loss related to the interest rate swap of $0.2 million is being amortized into earnings through the original term of the hedge relationship as the underlying floating interest rate debt still exists.

The following tables present the impact of the derivative instruments in our consolidated financial statements for the years ended January 31, 2022 and 2021:

	Years Ended
Cash Flow Hedge (In thousands)	Amount of Gain(Loss) Recognized in OCI on Derivative		Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income
	January 31, 2022	January 31, 2021		January 31, 2022	January 31, 2021
Swap contracts	$—	$(360)	Other Income	$(79)	$(288)

At January 31, 202
2
, we expect to reclassify approximately $0.1 million of

net losses on the frozen OCI balance associated with the terminated interest rate swap from accumulated other comprehensive loss to earnings during the next 12 months due to the payment of variable interest associated with the floating interest rate debt.
Note 10—Employee Retention Credit
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
As a result of the foregoing legislation, we were eligible to claim a refundable tax credit against the employer share of Social Security taxes equal to seventy percent (70%) of the qualified wages that we paid to our employees between December 31, 2020 and June 30, 2021. Qualified wages are limited to $10,000 per employee per calendar quarter in 2021 for a maximum ERC per employee of $7,000 per calendar quarter in 2021.
We evaluated our eligibility for the ERC in the second quarter of calendar year 2021. In order to qualify for the ERC, we needed to experience a 20% reduction in gross receipts from either (1) the same quarter in calendar year 2019 or (2) the immediately preceding quarter to the corresponding calendar quarter in 2019. We determined that we qualified for the employee retention credit under the first scenario for wages paid in calendar year 2020 and the first calendar quarter of 2021. In the second quarter of the current year, we amended certain payroll tax filings and applied for a refund of $3.1 million. Since there is no US GAAP guidance for for-profit
business entities that receive government assistance that is not in the form of a loan, an income tax credit or revenue from a contract with a customer, we determined the appropriate accounting treatment by analogy to other guidance. We accounted for the employee retention credit by analogy to International Accounting Standards (IAS) 20, Accounting for Government Grants and Disclosure of Government Assistance, of International Financial Reporting Standards (IFRS). Under an IAS 20 analogy, a business entity would recognize the credit on a systematic basis over the periods in which the entity recognizes the payroll expenses for which the grant (i.e., tax credit) is intended to compensate when there is reasonable assurance (i.e., it is probable) that the entity will comply with any conditions attached to the grant and the grant (i.e., tax credit) will be received.
We recorded a $3.1 million receivable in the second quarter of fiscal 2022 for the ERC rece
i
vable. This amount remains outstanding as of January 31, 2022 and is included as such in the accompanying consolidated balance sheet. Th
e $3.1 million of ERCs was recognized as a reduction in employer payroll taxes and allocated to the financial statement captions from which the employee’s taxes were originally incurred. As a result, we recorded a reduction in expenses of $1.7 million in cost of revenue, $0.8 million in selling and marketing, $0.3 million in research and development and $0.3 milli on
in general and administrative which is reflected in the accompanying consolidated income statement for the year ended January 31, 2022.

Subsequent to year end, on March 22,
2022
, we received the $3.1 million for the ERC.
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
cost of
debt for similar
companies. As of January 31, 2022, we had paid an aggregate of $7.5 million of the guaranteed minimum royalty obligation. At January 31, 2022, the current portion of the outstanding guaranteed minimum royalty obligation of $2.0 million is to be paid over the next twelve months and is reported as a current liability and the remainder of $4.4 million is reported as a long-term liability on our consolidated balance sheet. In addition to the guaranteed minimum royalty payments, for the periods ended January 31, 2022 and January 31, 2021, we also incurred excess royalty expense of $0.5 million and $31
 thousand, respectively, which is included in cost of revenue in our consolidated statements of income. A total of $0.2 million of excess royalty is payable and reported as a current liability on our consolidated balance sheet at January 31, 2022.
Note 12—Leases
We enter into lease contracts for certain of our facilities at various locations worldwide. Our leases have remaining lease terms of one to six years, some of which include options to extend the lease term for periods of up to five years when it is reasonably certain that we
will exercise such options.

Balance sheet and other information related to our leases is as follows:

Operating Leases (In thousands)	Balance Sheet Classification	January 31, 2022	January 31, 2021
Lease Assets	Right of Use Assets	$1,094	$1,389
Lease Liabilities—Current	Other Accrued Expenses	327	372
Lease Liabilities—Long Term	Lease Liabilities	$808	$1,065
Lease cost information is as follows:

Operating Leases (In thousands)	Statement of Income Classification	2022	2021
Operating Lease Costs	General and Administrative Expense	$510	$485
At January 31, 2022, maturities of operating lease liabilities are as follows:

(In thousands)
2023	$327
2024	308
2025	203
2026	159
2027	153
Thereafter	91

Total Lease Payments	1,241
Less: Imputed Interest	(106)

Total Lease Liabilities	$1,135

As of January 31, 2022, the weighted-average remaining lease term and weighted-average discount rate for our operating leases are 4.5 years and 3.85%, respectively. We calculated the weighted-average discount rate using incremental borrowing rates, which equal the rates of interest that we would pay to borrow funds on a fully collateralized basis over a similar term.
Supplemental cash flow information related to leases is as follows:

(In thousands)	2022	2021

Cash paid for operating lease liabilities	$372	$429

Note 13—Accumulated Other Comprehensive Income (Loss)
The changes in the balance of accumulated other comprehensive income (loss) by component are as follows:

(In thousands)	Foreign Currency Translation Adjustments	Net Unrealized Gain (Losses) on Cash Flow Hedges	Total
Balance at January 31, 2019	$(852)	$34	$(818)
Other Comprehensive Income (Loss) before reclassification	(133)	122	(11)
Amounts reclassified from AOCI to Earnings	—	(264)	(264)

Other Comprehensive Loss	(133)	(142)	(275)

Balance at January 31, 2020	$(985)	$(108)	$(1,093)
Other Comprehensive Income (Loss) before reclassification	710	(239)	471
Amounts Reclassified from AOCI to Earnings	—	193	193
Cross-Currency Interest Rate Swap Termination	—	45	45

Other Comprehensive Income (Loss)	710	(1)	709
Balance at January 31, 202 1	$(275)	$(109)	$(384)
Other Comprehensive Loss before reclassificatio n	(1,426)	—	(1,426)
Amounts Reclassified from AOCI to Earning s	—	62	62
Other Comprehensive Income (Loss )	(1,426)	62	(1,364)
Balance at January 31, 202 2	$(1,701)	$(47)	$(1,748)

The amounts presented above in other comprehensive income (loss) are net of taxes except for translation adjustments associated with our German and Danish subsidiaries.

Note 14—Shareholders’ Equity
During fiscal 2022 and 2021, certain of our employees delivered a total of 27,222 and 15,357 shares, respectively, of our common stock to satisfy the exercise price and related taxes for stock options exercised and restricted stock vesting. The shares delivered were valued at a total of $0.4 million and $0.1 million, respectively, and are included in treasury stock in the accompanying consolidated balance sheets at January 31, 2022 and 2021. These transactions did not impact the number of shares authorized for repurchase under our current repurchase program.
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
shares of common stock, plus an additional number of shares equal to the number of shares subject to awards granted under the previous equity incentive plans that are forfeited, cancelled, satisfied without the issuance of stock, otherwise terminated (other than by exercise), or, for shares of stock issued pursuant to any unvested award, that are reacquired by us at not more than the grantee’s purchase price (other than by exercise). Under the 2018 Plan, all awards to employees generally have a minimum vesting period of one year. Options granted under the 2018 Plan must be issued at an exercise price of not less than the fair market value of our common stock on the date of grant and expire after ten years. Under the 2018 Plan, there were 135,403 unvested RSUs;
43,529

unvested PSUs
; 20,410 unvested RSAs and options to purchase an aggregate of 135,500 shares outstanding as of January 31, 2022.
In addition to the 2018 Plan, we previously granted equity awards under our 2015 Equity Incentive Plan (the “2015 Plan”) and our 2007 Equity Incentive Plan (the “2007 Plan”). No new awards may be issued under either the 2007 or 2015 Plans, but outstanding awards will continue to be governed by those plans. As of January 31, 2022, options to purchase an aggregate of 323,468 shares were outstanding under the 2007 Plan and options to purchase an aggregate of 139,075 shares were outstanding under the 2015 Plan.
We also have a
Non-Employee
Director Annual Compensation Program (the “Program”), under which each of our non-employee
directors automatically receives a grant of restricted stock on the date of their re-election
to our board of directors. The number of whole shares granted is equal to the number calculated by dividing the stock component of the director compensation amount determined by the compensation committee for that year by the fair market value of our stock on that day. The value of the restricted stock award for fiscal 2022 was
$60,000. Shares of restricted stock granted under the Program become vested on the first anniversary of the date of grant, conditioned upon the recipient’s continued service on our board of directors through that date.
Share-Based Compensation:
Share-based compensation expense has been recognized as follows:

(In thousands)
Stock Options	$210	$517	$616
Restricted Stock Awards and Restricted Stock Units	1,266	1,285	1,136
Employee Stock Purchase Plan	17	17	23

Total	$1,493	$1,819	$1,775

Stock Options:
Aggregated information regarding stock options granted under the plans is summarized below:

	Number of Shares	Weighted- Average Exercise Price Per Share

Options Outstanding, January 31, 2019	771,145	$14.30
Options Granted	—	—
Options Exercised	(57,175)	11.60
Options Forfeited	(34,526)	15.73
Options Cancelled	(400)	6.22

Options Outstanding, January 31, 2020	679,044	$14.46
Options Granted	—	—
Options Exercised	(1,200)	7.60
Options Forfeited	(54,361)	12.89
Options Cancelled	(1,400)	7.36

Options Outstanding, January 31, 2021	622,083	$14.63
Options Granted	—	—
Options Exercised	(6,425)	9.34

Options Forfeited	(17,615)	15.09
Options Cancelled	—	—

Options Outstanding, January 31, 2022	598,043	$14.67

Set forth below is a summary of options outstanding at January 31, 2022:

Outstanding				Exercisable
Range of Exercise prices	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Number of Shares	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Life

$5.00-10.00	35,844	$7.97	0.5	35,844	$7.97	0.5
$10.01-15.00	345,749	13.62	3.9	345,749	13.62	3.9
$15.01-20.00	216,450	17.48	5.8	209,900	17.43	5.8

	598,043	$14.67	4.4	591,493	$14.63	4.3

No options were granted during fiscal 2022 or fiscal 2021. As of January 31, 2022, there was $8,000 of unrecognized compensation expense related to the unvested stock options granted under the plans. This expense is expected to be recognized over a weighted-average period of 0.3 years.

As of January 31, 2022, the aggregate intrinsic value (the aggregate difference between the closing stock price of our common stock on January 31, 2022, and the exercise price of the outstanding options) that would have been received by the option holders if all options had been exercised was $0.3 million for all exercisable options and $0.3 million for all options outstanding. The total aggregate intrinsic value of options exercised during fiscal 2022, 2021 and 2020 was $26,000, $4,000 and $0.5 million, respectively.

Restricted Stock Units (RSUs) and Restricted Stock Awards (RSAs):
Aggregated information regarding RSUs and RSAs granted under the Plan is summarized below:

	RSAs & RSUs	Weighted-Average Grant Date Fair Value

Outstanding at January 31, 2019	133,667	$16.90
Granted	119,522	19.86
Vested	(59,930)	14.50
Forfeited	(58,625)	19.00

Outstanding at January 31, 2020	134,634	$16.79
Granted	245,131	7.61
Vested	(64,997)	17.28
Forfeited	(117,355)	8.83

Outstanding at January 31, 2021	197,413	$9.96
Granted	151,406	14.51

Vested	(126,939)	10.43
Forfeited	(22,538)	14.26

Outstanding at January 31, 2022	199,342	$12.63

As of January 31, 2022, there was $1.7 million of unrecognized compensation expense related to unvested RSUs and RSAs. This expense is expected to be recognized over a weighted average period of 1.0 years.
Employee Stock Purchase Plan (ESPP):
Our ESPP allows eligible employees to purchase shares of common stock at a 15% discount from fair market value on the date of purchase. A total of 247,500 shares were initially reserved for issuance under this plan. Summarized plan activity is as follows:

	2022	2021	2020
Shares Reserved, Beginning	10,374	24,974	33,853
Shares Purchased	(8,092)	(14,600)	(8,879)

Shares Reserved, Ending	2,282	10,374	24,974

Note 16—Income Taxes
The components of income (loss) before income taxes are as follows:

	2022	2021	2020
(In thousands)
Domestic	$5,046	$(1,193)	$1,930
Foreign	1,988	3,372	(560)

	$7,034	$2,179	$1,370

The components of the provision/(benefit) for income taxes are as follows:

	2022	2021	2020
(In thousands)
Current:
Federal	$(183)	$1,272	$660
State	76	224	221
Foreign	501	420	368

	394	1,916	1,249

Deferred:
Federal	$180	$(910)	$(1,364)
State	177	(189)	(282)
Foreign	(146)	78	8

	211	(1,021)	(1,638)

	$605	$895	$(389)

Total income tax provision/(benefit) differs from the expected tax provision/(benefit) as a result of the following:

	2022	2021	2020
(In thousands)

Income Tax Provision at Statutory Rate	$1,477	$458	$288
Return to Provision Adjustment	368	(2)	(207)
State Taxes, Net of Federal Tax Effect	143	28	(48)
Denmark Statutory Audit	—	341	—
Foreign Rate Differential	61	197	315
Change in Valuation Allowance	57	(81)	256
Meals and Entertainment	9	11	31
Canada Withholding Taxes	—	62	—
Global Intangible Low Taxed Income	—	14	107
Foreign Tax Credits	—	—	(344)
Foreign Derived Intangible Income	(55)	(150)	(107)
Share Based Compensation	(95)	171	(145)

R&D Credits	(180)	(157)	(209)
Change in Reserves Related to ASC 740 Liability	(245)	(10)	(352)
PPP Loan Forgiveness	(937)	—	—
Other	2	13	26

	$605	$895	$(389)

Our effective tax rate for 2022 was 8.6% compared to 41.1% in 2021 and (28.4)% in 2020. The decrease in the effective tax rate in 2022 from 2021 is primarily related to the PPP loan forgiveness tax-exempt
income. Specific items decreasing the effective tax rate include PPP loan forgiveness tax-exempt
income, R&D tax credits, foreign derived intangible income (“FDII”) deduction, and change in reserves related to ASC 740 liabilities. This decrease was offset by state taxes, return to provision adjustments, and taxes on foreign earnings.
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

7
0

The components of deferred income tax expense arise from various temporary differences and relate to items included in the statement of income. The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and liabilities are as follows:

	January 31,
	2022	2021
(In thousands)
Deferred Tax Assets:
Inventory	$2,159	$2,700
Honeywell Royalty Liability	2,655	2,590
State R&D Credits	1,925	1,546
Share-Based Compensation	593	600
Bad Debt	213	245
Warranty Reserve	198	176
Compensation Accrual	322	159
Net Operating Loss	152	154
ASU 842 Adjustment – Lease Liability	93	125
Unrecognized State Tax Benefits	64	101
Foreign Tax Credit	154	83
Deferred Service Contract Revenue	61	68
Other	224	308

	8,813	8,855
Deferred Tax Liabilities:
Accumulated Tax Depreciation in Excess of Book Depreciation	455	752
Intangibles	767	399
ASU 842 Adjustment – Lease Liability	90	119
Other	318	307

	1,630	1,577

Subtotal	7,183	7,278
Valuation Allowance	(1,778)	(1,721)

Net Deferred Tax Assets	$5,405	$5,557

Deferred taxes are reflected in the consolidated balance sheet as follows:
	January 31,
	2022	2021
Deferred Tax Assets	5,651	5,941
Deferred Tax Liabilities	(246)	(384)

Total Net Deferred Tax Assets	$5,405	$5,557

The valuation allowances of $1.8 million at January 31, 2022 and $1.7 million at January 31, 2021, relate to domestic research and development tax credit carryforwards and foreign tax credit carryforwards which are expected to expire unused.
At January 31, 2022, we had net operating loss carryforwards of $0.6 million in China, which expire in 2023 through 2027. We have net operating loss carryforwards of less than $0.1 million in France, which can be carried forward indefinitely. We expect to utilize the net operating loss carryforwards in China and France before expiration.
At January 31, 2022, we had state research credit carryforwards of approximately $1.6 million which expire in 2022 through 2029. Additionally, we had $0.2 million of foreign tax credit
s
. We maintain a full valuation allowance against these credits as we expect these credits to expire unused.

7
1

We believe that it is reasonably possible that some unrecognized tax benefits, accrued interest and penalties could decrease income tax expense in the next year due to either the review of previously filed tax returns or the expiration of certain statutes of limitation. The changes in the balances of unrecognized tax benefits, excluding interest and penalties are as follows:

	2022	2021	2020
(In thousands)
Balance , beginning of the year	$384	$362	$618
Increases in prior period tax positions	63	59	—
Increases in current period tax positions	67	5	2
Reductions related to lapse of statutes of limitations	(211)	(42)	(26)
Reductions related to settlement with tax authorities	—	—	(232)

Balance, end of the year	$303	$384	$362

During fiscal 2022 and 2021, we released $211,000 and $50,000, respectively, of accrued interest and penalties relating to a change in various unrecognized tax positions. We have accrued potential interest and penalties of $95,000 included in Income Taxes Payable in the consolidated balance sheet at January 31, 2022.
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
U.S. income taxes have not been provided on $7.3 million of undistributed earnings of our foreign subsidiaries since it is our intention to permanently reinvest such earnings offshore. If the earnings were distributed in the form of dividends, the Company would not be subject to U.S. tax as a result of the Tax Act but could be subject to foreign income and withholding taxes. Determination of the amount of this unrecognized deferred income tax liability is not practical.
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

7
2

Summarized below are the revenue and segment operating profit (loss) (both in dollars and as a percentage of revenue) for each reporting segment:

($ in thousands)	Revenue			Segment Operating Profit (Loss)			Segment Operating Profit (Loss) as a % of Revenue
	2022	2021	2020	2022	2021	2020	2022	2021	2019

Product Identification	$90,915	$90,268	$88,116	$10,411	$12,885	$7,509	11.5%	14.3%	8.5%
T&M	26,565	25,765	45,330	3,398	(1,032)	6,281	12.8%	(4.0)%	13.9%

Total	$117,480	$116,033	$133,446	13,809	11,853	13,790	11.8%	10.2%	10.3%

Corporate Expenses				9,553	9,420	11,357

Operating Income				4,256	2,433	2,433
Other Income (Expense), Net				2,778	(254)	(1,063)

Income Before Income Taxes				7,034	2,179	1,370
Income Tax Provision (Benefit)				605	895	(389)

Net Income				$6,429	$1,284	$1,759

No customer accounted for greater than 10% of net revenue in fiscal 2022, 2021 or 2020.
Other information by segment is presented below:

(In thousands)	Assets
	January 31,
	2022	2021
Product Identification	$51,732	$50,047
T&M	50,374	51,262
Corporate*	12,849	14,164

Total	$114,955	$115,473

*	Corporate assets consist principally of cash, cash equivalents, deferred tax assets and refunds, and certain prepaid corporate assets.

(In thousands)	Depreciation and Amortization			Capital Expenditures
	2022	2021	2020	2022	2021	2020
Product Identification	$1,157	$1,835	$1,928	$847	$1,563	$2,001
T&M	2,837	4,148	4,356	949	1,024	905

Total	$3,994	$5,983	$6,284	$1,796	$2,587	$2,906

7
3

Geographical Data
Presented below is selected financial information by geographic area:

				Long-Lived Assets*
(In thousands)	Revenue			January 31,
	2022	2021	2020	2022	2021

United States	$68,185	$70,911	$83,671	$29,131	$31,226
Europe	31,922	29,029	29,617	1,486	2,274
Canada	6,519	5,574	5,719	9	13
Asia	5,926	5,105	8,316	15	—
Central and South America	3,271	3,950	4,145	—	—
Other	1,657	1,464	1,978	—	—

Total	$117,480	$116,033	$133,446	$30,641	$33,513

*
Long-lived assets exclude goodwill assigned to the T&M segment of $4.5 million at both January 31, 2022 and 2021 and $7.6 million and $8.3 million assigned to the PI segment at January 31, 2022 and 2021, respectively.

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
All contributions are deposited into trust funds. It is our policy to fund any contributions accrued. Our annual contribution amounts are determined by the Board of Directors. Contributions paid or accrued amounted to $0.5 million in fiscal 2022, $0.4 million in fiscal 2021 and $0.5 million in fiscal 2020.
Note 19—Product Warranty Liability
We offer a manufacturer’s warranty for the majority of our hardware products. The specific terms and conditions of warranty vary depending upon the products sold and country in which we do business. We estimate the warranty costs based on historical claims experience and record a liability in the amount of such estimates at the time product revenue is recognized. We regularly assess the adequacy of our recorded warranty liabilities and adjust the amounts as necessary. Activity in the product warranty liability, which is included in other accrued expenses in the accompanying consolidated balance sheet, is as follows:

	2022	2021	2020
(In thousands)
Balance, beginning of the year	$730	$850	$832
Provision for Warranty Expense	2,174	855	1,733
Cost of Warranty Repairs	(2,070)	(975)	(1,715)

Balance, end of the year	$834	$730	$850

During fiscal 2022, we incurred incremental costs because of a product quality issue with one of our vendors. As the result of discussions with the vendor, which was responsible for the product quality issue, we entered into an agreement whereby the vendor paid us $975,000 as partial reimbursement of the costs we incurred in supporting our customers with respect to the product quality issue. We have recorded this payment to offset cost of goods in our Product Identification segment for the product lines effected by the product quality issue to partially reverse the accounting impact when the original costs of the quality issues were incurred during the year.

7
4

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
During the years ended January 31, 2022, 2021 and 2020, one vendor accounted for 23.3%, 23.2% and 21.2% of purchases, and 15.4%, 28.3% and 28.0% of accounts payable, respectively, as of January 31, 2022, 2021 and 2020.
Note 21
—Commitments and Contingencies
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
Note 2
2
—Fair Value Measurements
Assets and Liabilities Not Recorded at Fair Value on the Consolidated Balance Sheet
Our long-term debt, including the current portion of long-term debt not reflected in the financial statements at fair value, is reflected in the table below:

	Fair Value Measurement at January 31, 2022
(In thousands)	Level 1	Level 2	Level 3	Total	Carrying Value

Long-Term Debt and Related Current Maturities	$—	$—	$9,255	$9,255	$9,250

	Fair Value Measurement at January 31, 2021
(In thousands)	Level 1	Level 2	Level 3	Total	Carrying Value
Long-Term Debt and Related Current Maturities	$—	$—	$12,586	$12,586	$12,576
The fair value of our long-term debt, including the current portion, is estimated by discounting the future cash flows using current interest rates at which similar borrowings with the same maturities would be made to borrowers with similar credit ratings and is classified as Level 3.

7
5

ASTRONOVA, INC.
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

Description	Balance at Beginning of Year	Provision/ (Benefit) Charged to Operations	Deductions(2)	Balance at End of Year
Allowance for Doubtful Accounts (1):
(In thousands)
Year Ended January 31,
2022	$1,054	$50	$(278)	$826
2021	$856	$194	$4	$1,054
2020	$521	$546	$(211)	$856

(1)	The allowance for doubtful accounts has been netted against accounts receivable in the balance sheets as of the respective balance sheet dates.
(2)	Uncollectible accounts written off, net of recoveries.

7
6