Form 10-Q
period 2022-04-30
AstroNova, Inc.
filed 2022-06-08
CIK 8146

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2022
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
(
401)
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
The number of shares of the registrant’s common stock, $.05 par value per share, outstanding as of June
6
, 2022 was 7,318,463
.

ASTRONOVA, INC.

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements
ASTRONOVA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Data)

	April 30, 2022	January 31, 2022
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$5,754	$5,276
Accounts Receivable, net	18,444	17,124
Inventories, net	36,859	34,609
Employee Retention Credit Rece i vable	—	3,135
Prepaid Expenses and Other Current Assets	4,333	3,634

Total Current Assets	65,390	63,778
Property, Plant and Equipment, net	10,978	11,441
Intangible Assets, net	18,737	19,200
Goodwill	11,719	12,156
Deferred Tax Assets	5,585	5,591
Right of Use Assets	976	1,094
Other Assets	1,791	1,695

TOTAL ASSETS	$115,176	$114,955

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts Payable	$6,952	$8,590
Accrued Compensation	2,665	3,512
Other Liabilities and Accrued Expenses	3,613	4,113
Revolving Line of Credit	3,000	—
Current Liability – Royalty Obligation	2,000	2,000
Current Portion of Long-Term Debt	1,000	1,000
Current Liability – Excess Royalty Payment Due	311	235
Income Taxes Payable	1,637	323
Deferred Revenue	222	262

Total Current Liabilities	21,400	20,035
Long-Term Debt, net of current portion	7,910	8,154
Royalty Obligation, net of current portion	3,923	4,361
Lease Liabilities, net of current portion	708	808
Other Long-Term Liabilities	399	399
Deferred Tax Liabilities	140	186

TOTAL LIABILITIES	34,480	33,943
SHAREHOLDERS’ EQUITY
Common Stock, $0.05 Par Value, Authorized 13,000,000 shares; Issued 10,639,081 sh ares and 10,566,404 shares at April 30, 2022 and January 31, 2022, respectively	532	528
Additional Paid-in Capital	60,113	59,692
Retained Earnings	56,939	56,514
Treasury Stock, at Cost, 3,341,030 and 3,324,280 shares at April 30, 2022 and January 31, 2022, respectively	(34,223)	(33,974)
Accumulated Other Comprehensive Loss, net of tax	(2,665)	(1,748)

TOTAL SHAREHOLDERS’ EQUITY	80,696	81,012

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$115,176	$114,955

See Notes to condensed consolidated financial statements (unaudited).

ASTRONOVA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended
	April 30, 2022	May 1, 2021
Revenue	$31,010	$29,078
Cost of Revenue	20,281	18,190

Gross Profit	10,729	10,888
Operating Expenses:
Selling and Marketing	5,883	6,092
Research and Development	1,522	1,717
General and Administrative	2,560	2,344

Operating Expenses	9,965	10,153

Operating Income	764	735
Other Expense, net	279	369

Income Before Income Taxes	485	366
Income Tax Provision ( Benefi t)	60	(227)

Net Income	$425	$593

Net Income per Common Share—Basic:	$0.06	$0.08

Net Income per Common Share—Diluted:	$0.06	$0.08

Weighted Average Number of Common Shares Outstanding:
Basic	7,298	7,145
Diluted	7,396	7,265
See Notes to condensed consolidated financial statements (unaudited).

ASTRONOVA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In Thousands)
(Unaudited)

	Three Months Ended
	April 30, 2022	May 1, 2021
Net Income	$425	$593
Other Comprehensive Loss, Net of Taxes:
Foreign Currency Translation Adjustments	(933)	(81)
Loss from Cash Flow Hedges Reclassified to Income Statement	16	16

Other Comprehensive Loss	(917)	(65)

Comprehensive Income (Loss)	$(492)	$528

See Notes to condensed consolidated financial statements (unaudited).

ASTRONOVA, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
($ In Thousands, Except per Share Data)
(Unaudited)

	Common Stock		Additional Paid-in	Retained	Treasury	Accumulated Other Comprehensive	Total Shareholders’
	Shares	Amount	Capital	Earnings	Stock	Income (Loss)	Equity
Balance January 31, 2021	10,425,094	$521	$58,049	$50,085	$(33,588)	$(384)	$74,683
Share-Based Compensation	—	—	478	—	—	—	478
Employee Option Exercises	5,746	—	52	—	—	—	52
Restricted Stock Awards Vested, net	48,299	3	(3)	—	(208)	—	(208)
Net Income	—	—	—	593	—	—	593
Other Comprehensive Loss	—	—	—	—	—	(65)	(65)

Balance May 1, 2021	10,479,139	$524	$58,576	$50,678	$(33,796)	$(449)	$75,533

	Common Stock		Additional Paid-in	Retained	Treasury	Accumulated Other Comprehensive	Total Shareholders’
	Shares	Amount	Capital	Earnings	Stock	Income (Loss)	Equity
Balance January 31, 2022	10,566,404	$528	$59,692	$56,514	$(33,974)	$(1,748)	$81,012
Share-Based Compensation	—	—	337	—	—	—	337
Employee Option Exercises	11,164	1	87	—	—	—	88
Restricted Stock Awards Vested, net	61,513	3	(3)	—	(249)	—	(249)
Net Income	—	—	—	425	—	—	425
Other Comprehensive Loss	—	—	—	—	—	(917)	(917)

Balance April 30, 202 2	10,639,081	$532	$60,113	$56,939	$(34,223)	$(2,665)	$80,696

See Notes to condensed consolidated financial statements (unaudited).

ASTRONOVA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Three Months Ended
	April 30, 2022	May 1, 2021
Cash Flows from Operating Activities:
Net Income	$425	$593
Adjustments to Reconcile Net Income to Net Cash Provided (Used) by Operating Activities:
Depreciation and Amortization	912	1,425
Amortization of Debt Issuance Costs	7	25
Share-Based Compensation	337	478
Changes in Assets and Liabilities:
Accounts Receivable	(1,489)	2,165
Other Receivable – Employee Retention Credit Receivable	3,135	—
Inventories	(2,650)	568
Income Taxes	502	(387)
Accounts Payable and Accrued Expenses	(2,843)	(552)
Other	50	(406)

Net Cash Provided (Used) by Operating Activities	(1,614)	3,909
Cash Flows from Investing Activities:
Additions to Property, Plant and Equipment	(50)	(544)

Net Cash Used for Investing Activities	(50)	(544)
Cash Flows from Financing Activities:
Net Cash Proceeds from Employee Stock Option Plans	69	34
Net Cash Proceeds from Share Purchases under Employee Stock Purchase Plan	19	18
Net Cash Used for Payment of Taxes Related to Vested Restricted Stock	(249)	(208)
Borrowings under Revolving Credit Facility	3,000	—
Payment of Minimum Guarantee Royalty Obligation	(500)	(500)
Proceeds from Long-Term Debt Borrowings	—	10,000
Payoff of Long-Term Debt	—	(12,576)
Principal Payments on Long-Term Debt	(250)	(187)

Net Cash Provided by (Used) for Financing Activities	2,089	(3,419)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	53	29

Net Increase (Decrease) in Cash and Cash Equivalents	478	(25)
Cash and Cash Equivalents, Beginning of Period	5,276	11,439

Cash and Cash Equivalents, End of Period	$5,754	$11,414

Supplemental Disclosures of Cash Flow Information:
Cash Paid During the Period for Interest	$53	$115
Cash Paid (Received) During the Period for Income Taxes, Net of Refunds	$(440)	$131
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
®
, TrojanLabel
®
and GetLabels
™
brand names. The T&M segment consists of our line of aerospace products, including flight deck printers, networking hardware, and related accessories as well as test and measurement data acquisition systems sold under the AstroNova
®
brand name.
PI products sold under the QuickLabel, TrojanLabel and GetLabels brands are used in brand owner and commercial applications to provide product packaging, marketing, tracking, branding and labeling solutions to a wide array of industries. The PI segment offers a variety of digital color label tabletop printers, direct-to-package
printers, high-volume presses and specialty original equipment manufacturer (“OEM”) printing systems, as well as a wide range of label, tag and flexible packaging material substrates and other supplies, including ink and toner, allowing customers to mark, track, protect and enhance the appearance of their products. In the T&M segment, we have a long history of using our technologies to provide networking systems and high-resolution light-weight flight deck and cabin printers as well as airborne networking hardware for the aerospace market. In addition, the T&M segment includes data acquisition recorders, sold under the AstroNova brand, to enable our customers to acquire and record visual and electronic signal data from local and networked data streams and sensors. The recorded data is processed and analyzed and then stored and presented in various visual output formats.
Our PI products are sold by direct field salespersons as well as independent dealers and representatives, while our T&M products are sold predominantly through direct sales and manufacturers’ representatives. In the United States, we have factory-trained direct field salespeople located throughout the country specializing in PI products. We also have direct field sales or service centers in Canada, China, Denmark, France, Germany, Malaysia, Mexico, Singapore, and the United Kingdom staffed by our own employees and dedicated third party contractors. Additionally, we utilize over 200 independent dealers and representatives selling and marketing our products in over 60 countries.
Unless otherwise indicated, references to “AstroNova”, “we,” “our,” and “us” in this Quarterly Report on
Form 10-Q
refer to AstroNova, Inc. and its consolidated subsidiaries.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles and reflect all adjustments consisting of normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the results of the interim periods included herein. These financial statements do not include all disclosures associated with annual financial statements and, accordingly, should be read in conjunction with our Annual Report on Form
10-K
for the fiscal year ended January 31, 2022.
The presentation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported and disclosed in the condensed consolidated financial statements and accompanying notes, including those that require consideration of forecasted financial information, in context of the unknown future impacts of
COVID-19
using information that is reasonably available to us at this time. Some of the more significant estimates relate to revenue recognition, the allowances for doubtful accounts, inventory valuation, income taxes, impairment of long-lived assets and goodwill, share-based compensation, and warranty reserves. Management’s estimates are based on the facts and circumstances available at the time estimates are made, historical experience, risk of loss, general economic conditions and trends, and management’s assessments of the probable future outcome of these matters, including our expectations at the time regarding the duration, scope and severity of the
COVID-19
pandemic. Consequently, actual results could differ from those estimates.
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
10-K
for the fiscal year ended January 31, 2022.
Recently Adopted Accounting Pronouncements
No new accounting pronouncements, issued or effective during the first three months of the current year, have had or are expected to have a material impact on our consolidated financial statements.
Note 3 – Revenue Recognition
We derive revenue from the sale of (i) hardware, including digital color label printers and specialty OEM printing systems, portable data acquisition systems and airborne printers and networking hardware used in the flight deck and cabin of military, commercial and business aircraft, (ii) related supplies required in the operation of the hardware, (iii) repairs and maintenance of hardware and (iv) service agreements.
Revenues disaggregated by primary geographic markets and major product types are as follows:
Primary geographical markets:

	Three Months Ended
(In thousands)	April 30, 2022	May 1, 2021
United States	$19,651	$16,693
Europe	7,419	8,599
Canada	1,854	1,546
Asia	937	1,085
Central and South America	888	760
Other	261	395

Total Revenue	$31,010	$29,078

Major product types:

	Three Months Ended
(In thousands)	April 30, 2022	May 1, 2021
Hardware	$9,301	$7,647
Supplies	17,944	18,211
Service and Other	3,765	3,220

Total Revenue	$31,010	$29,078

Contract Assets and Liabilities
We normally do not have contract assets, which are primarily unbilled accounts receivable that are conditional on something other than the passage of time.
Our contract liabilities, which represent billings in excess of revenue recognized, are related to advanced billings for purchased service agreements and extended warranties. Contract liabilities were $222,000 and $262,000 at April 30, 2022 and January 31, 2022, respectively, and are recorded as deferred revenue in the accompanying condensed consolidated balance sheet. The decrease in the deferred revenue balance during the three months ended April 30, 2022 is primarily due to

$
116,000
of revenue recognized during the period that was included in the deferred revenue balance at January 31, 2022, which was partially offset by the cash payments received in advance of satisfying performance obligations in the current period.

Contract Costs
We recognize an asset for the incremental costs of obtaining a contract with a customer if we expect the benefit of those costs to be longer than one year. We have determined that certain costs related to obtaining sales contracts for our aerospace printer products meet the requirement to be capitalized. These costs are deferred and amortized over the remaining useful life of these contracts, which we currently estimate to be approximate ly 19
years as of April 30, 2022. The balance of these contract assets at January 31, 2022 was
$1.3
million, and in the first quarter of the current year, we incurred an additional
$0.1
million in contract costs that will be amortized over
19 years. We amortized $7,000
of direct costs during the three months ended April 30, 2022. The balance of deferred incremental direct costs net of accumulated amortization at April 30, 2022 was
$1.4 million, of which $0.1 million is reported in other current assets and $1.3 million is reported in other assets in the accompanying condensed consolidated balance sheet.
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

	Three Months Ended
	April 30, 2022	May 1, 2021
Weighted Average Common Shares Outstanding – Basic	7,298,051	7,144,697
Effect of Dilutive Options, Restricted Stock Awards and Restricted Stock Units	97,713	120,632

Weighted Average Common Shares Outstanding – Diluted	7,395,764	7,265,329

For the three months ended April 30, 2022 and May 1, 2021, the diluted per share amounts do not reflect common equivalent shares outstanding of 310,588 and 622,020, respectively, because of their anti-dilutive effect.

Note 5 – Intangible Assets
Intangible assets are as follows:

	April 30, 2022				January 31, 2022
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Currency Translation Adjustment	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Currency Translation Adjustment	Net Carrying Amount
Miltope:
Customer Contract Relationships	$3,100	$(2,580)	$—	$520	$3,100	$(2,515)	$—	$585
RITEC:
Customer Contract Relationships	2,830	(1,573)	—	1,257	2,830	(1,557)	—	1,273
TrojanLabel:
Existing Technology	2,327	(1,489)	(272)	566	2,327	(1,767)	127	687
Distributor Relations	937	(419)	(84)	434	937	(498)	46	485
Honeywell:
Customer Contract Relationships	27,243	(11,283)	—	15,960	27,243	(11,073)	—	16,170

Intangible Assets, net	$36,437	$(17,344)	$(356)	$18,737	$36,437	$(17,410)	$173	$19,200

There were no impairments to intangible assets during the periods ended April 30, 2022 and May 1, 2021.
With respect to the acquired intangibles included in the table above, amortization expense of $0.4 million and $1.0 million has been included in the condensed consolidated statements of income for the three months ended April 30, 2022 and May 1, 2021, respectively.
Estimated amortization expense for the next five fiscal years is as follows:

(In thousands)	Remaining 2023	2024	2025	2026	2027
Estimated amortization expense	$1,303	$1,657	$1,000	$1,000	$1,000
Note 6 – Inventories
Inventories are stated at the lower of cost (standard and average methods) or net realizable value and include material, labor and manufacturing overhead. The components of inventories are as follows:

(In thousands)	April 30, 2022	January 31, 2022
Materials and Supplies	$25,385	$22,709
Work-In-Process	818	1,489
Finished Goods	20,536	19,718

	46,739	43,916
Inventory Reserve	(9,880)	(9,307)

	$36,859	$34,609

Note 7 – Credit Agreement and Long-Term Debt
On March 24, 2021, we entered into a First Amendment to Credit Agreement (the “Amendment”) to our Amended & Restated Credit Agreement (the “A&R Credit Agreement,” as amended by the Amendment; the “Amended Credit Agreement”) with Bank of America, N.A., as lender (the “Lender”), and our subsidiaries, ANI ApS and TrojanLabel. The A&R Credit Agreement, which we entered into on July, 30, 2020, amended and restated the Credit Agreement dated as of February 28, 2017 (the “Prior Credit Agreement”) by and among us, ANI ApS, TrojanLabel and the Lender. Immediately prior to the closing of the Amendment, we repaid $2.6 million in principal amount of the term loan outstanding under the A&R Credit Agreement.

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
Summary of Outstanding Debt
During the first quarter of the current year, we borrowed $3.0 million on our revolving line of credit. The balance outstanding under the revolving line of credit bore interest at a weighted average annual rate of 4.26% and we incurred $23,000 for interest on this obligation during the quarter ended April 30, 2022. Additionally, during the quarter ended April 30, 2022, we incurred $10,000 of commitment fees on the undrawn portion of our revolving credit facility. Both the interest expense and commitment fees are included as interest expense in the accompanying condensed consolidated income statement for the quarter ended April 30, 2022. At April 30, 2022, there is $19.5 million remaining available for borrowing under the revolving line of credit.
Long-term debt in the accompanying condensed consolidated balance sheets is as follows:

(In thousands)	April 30, 2022	January 31, 2022
USD Term Loan (2.35% as of April 30, 2022 and January 31, 2022); maturity date of September 30, 2025	$9,000	$9,250
Debt Issuance Costs, net of accumulated amortization	(90)	(96)
Current Portion of Term Loans	(1,000)	(1,000)

Long-Term Debt	$7,910	$8,154

During the three months ended April 30, 2022 and May 1, 2021, we recognized $53,000 and $115,000 of interest expense, respectively, which was included in other expense in the accompanying condensed consolidated income statement.
The schedule of required principal payments remaining during the next five years on long-term debt outstanding as of April 30, 2022 is as follows:

(In thousands)
Fiscal 2023, remainder	$750
Fiscal 2024	1,000
Fiscal 2025	1,250
Fiscal 2026	6,000

$9,000

Note 8—Employee Retention Credit
The Coronavirus Aid, Relief and Economic Securities Act (the “CARES Act”) provides for an employee retention credit (“ERC”) that is a refundable tax credit against certain employer taxes. On December 27, 2020, Congress enacted the Taxpayer Certainty and Disaster Tax Relief Act of 2020, which amended and extended ERC availability under Section 2301 of the CARES Act. Before the enactment of the Taxpayer Certainty and Disaster Tax Relief Act of 2020, we were ineligible for the ERC because we received a Paycheck Protection Program Loan. Following enactment of the Taxpayer Certainty and Disaster Tax Relief Act of 2020, we and other businesses that received loans under that program became retroactively eligible for the ERC.
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
We evaluated our eligibility for the ERC in the second quarter of calendar year 2021. In order to qualify for the ERC, we needed to experience a 20
% reduction in gross receipts from either (1) the same quarter in calendar year 2019 or (2) the immediately preceding quarter to the corresponding calendar quarter in 2019. We determined that we qualified for the employee retention credit

1
1

under the first scenario for wages paid in calendar year 2020 and the first calendar quarter of 2021. In the second quarter of fiscal 2022, we amended certain payroll tax filings and applied for a refund of
$3.1 million. Since there is no US GAAP guidance for
for-profit
business entities that receive government assistance that is not in the form of a loan, an income tax credit or revenue from a contract with a customer, we determined the appropriate accounting treatment by analogy to other guidance. We accounted for the employee retention credit by analogy to International Accounting Standards (IAS) 20, Accounting for Government Grants and Disclosure of Government Assistance, of International Financial Reporting Standards (IFRS). Under an IAS 20 analogy, a business entity would recognize the credit on a systematic basis over the periods in which the entity recognizes the payroll expenses for which the grant (i.e., tax credit) is intended to compensate when there is reasonable assurance (i.e., it is probable) that the entity will comply with any conditions attached to the grant and the grant (i.e., tax credit) will be received.
We recorded a $3.1 million receivable in the second quarter of fiscal 2022 for the ERC receivable. This amount was received on March 22, 2022.
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
As a direct result of the terms of the Lender’s conditions for entry into the A&R Credit Agreement, on July 30, 2020, we terminated these two swaps. The terms of the A&R Credit Agreement caused those swaps to cease to be effective hedges of the underlying exposures. The termination of the swaps was contracted immediately prior to the end of the second quarter of fiscal 2021 at a cash cost of approximately $0.7 million which was settled in the third quarter of fiscal 2021. Upon termination, the remaining balance of $58,000 in accumulated other comprehensive loss related to the cross-currency interest rate swap was reclassified into earnings as the forecasted foreign currency interest payments will not occur and the $0.2 million balance remaining in accumulated other comprehensive loss related to the interest rate swap is being amortized into earnings through the original term of the hedge relationship as the underlying floating interest rate debt still exists.
The following table presents the impact of our derivative instruments in our condensed consolidated financial statements for the three months ended April 30, 2022 and May 1, 2021:

	Three Months Ended
	Amount of Gain (Loss) Recognized in OCI on Derivative		Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income
Cash Flow Hedge (In thousands)	April 30, 2022	May 1, 2021		April 30, 2022	May 1, 2021

Swap contracts	$—	$—	Other Expense	$(20)	$(20)

At April 30, 2022, we expect to reclassify approximately $39,000 of net losses on the frozen OCI balance associated with the terminated interest rate swap from accumulated other comprehensive loss to earnings during the next 12 months due to the payment of variable interest associated with
the floating interest rate debt.

1
2

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
The guaranteed minimum royalty payment obligation was recorded at the present value of the minimum annual royalty payments using a present value factor of 2.8%, which is based on the estimated after-tax
cost of debt for similar companies. As of April 30, 2022, we had paid an aggregate of $8.5 million of the guaranteed minimum royalty obligation. At April 30, 2022, the current portion of the outstanding guaranteed minimum royalty obligation of $2.0 million is to be paid over the next twelve months and is reported as a current liability and the remainder of $3.9 million is reported as a long-term liability on our condensed consolidated balance sheet. We incurred $0.3 million in excess royalty expense for the three-month period ended April 30, 2022, which is included in cost of revenue in our consolidated statements of income. A total of $0.2 million in excess royalties was paid in the first quarter of the current fiscal year and there are $0.3 million in excess royalty payables due as a result of this agreement for the quarter ended April 30, 2022.
Note 11 – Leases
We enter into lease contracts for certain of our facilities at various locations worldwide. Our leases have remaining lease terms of one to six years.
Balance sheet and other information related to our leases is as follows:

Operating Leases (In thousands)	Balance Sheet Classification	April 30, 2022	January 31, 2022
Lease Assets	Right of Use Assets	$976	$1,094
Lease Liabilities – Current	Other Liabilities and Accrued Expenses	311	327
Lease Liabilities – Long Term	Lease Liabilities	708	$808
Lease cost information is as follows:

		Three Months Ended
Operating Leases (In thousands)	Statement of Income Classification	April 30, 2022	May 1, 2021
Operating Lease Costs	General and Administrative Expense	$113	$136
Maturities of operating lease liabilities are as follows:

(In thousands)	April 30, 2022
2023, remaining	$234
2024	297
2025	195
2026	150
2027	145
Thereafter	89

Total Lease Payments	1,110
Less: Imputed Interest	(91)

Total Lease Liabilities	$1,019

As of April 30, 2022, the weighted-average remaining lease term and weighted-average discount rate for our operating leases are 4.5 years and 3.85%, respectively. We calculated the weighted-average discount rate using incremental borrowing rates, which equal the rates of interest that we would pay to borrow funds on a fully collateralized basis over a similar term.

1
3

Supplemental cash flow information related to leases is as follows:

	Three Months Ended
(In thousands)	April 30, 2022	May 1, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$83	$92
Note 12 – Accumulated Other Comprehensive Loss
The changes in the balance of accumulated other comprehensive loss (“AOCL”) by component are as follows:

(In thousands)	Foreign Currency Translation Adjustments	Cash Flow Hedges	Total
Balance at January 31, 2022	$(1,701)	$(47)	$(1,748)
Other Comprehensive Loss before reclassification	(933)	—	(933)
Amounts reclassified from AOCL to Earnings	—	16	16

Other Comprehensive Income (Loss)	(933)	16	(917)

Balance at April 30, 2022	$(2,634)	$(31)	$(2,665)

The amounts presented above in other comprehensive loss are net of taxes except for translation adjustments associated with our German and Danish subsidiaries.
Note 13 – Share-Based Compensation
We have one equity incentive plan from which we are authorized to grant equity awards, the AstroNova, Inc. 2018 Equity Incentive Plan (the “2018 Plan”). The 2018 Plan provides for, among other things, the issuance of awards, including incentive stock options, non-qualified
stock options, stock appreciation rights, time-based restricted stock units (“RSUs”), or performance-based restricted stock units (“PSUs”) and restricted stock awards (“RSAs”). The 2018 Plan authorizes the issuance of up to 950,000 shares of common stock, plus an additional number of shares equal to the number of shares subject to awards granted under previous equity incentive plans that are forfeited, cancelled, satisfied without the issuance of stock, otherwise terminated (other than by exercise), or, for shares of stock issued pursuant to any unvested award, that are reacquired by us at not more than the grantee’s purchase price (other than by exercise). Under the 2018 Plan, all awards to employees generally have a minimum vesting period of one year. Options granted under the 2018 Plan must be issued at an exercise price of not less than the fair market value of our common stock on the date of grant and expire after ten years. Under the 2018 Plan, there were 129,363 unvested RSUs; 128,793 unvested PSUs; 20,410 unvested RSAs and options to purchase an aggregate of 135,500 shares outstanding as of April 30, 2022.
In addition to the 2018 Plan, we previously granted equity awards under our 2015 Equity Incentive Plan (the “2015 Plan”) and our 2007 Equity Incentive Plan (the “2007 Plan”). No new awards may be issued under either the 2007 or 2015 plans, but outstanding awards will continue to be governed by those plans. As of April 30, 2022, options to purchase an aggregate of 285,074 shares were outstanding under the 2007 Plan and options to purchase an aggregate of 136,575 shares were outstanding under the 2015 Plan.
We also have a
Non-Employee
Director Annual Compensation Program (the “Program”), under which each of our non-employee
directors automatically receives a grant of restricted stock on the date of their re-election
to our board of directors. The number of whole shares granted is equal to the number calculated by dividing the stock component of the director compensation amount determined by the compensation committee for that year by the fair market value of our stock on that day. The value of the restricted stock award for fiscal 2023 is approximately $62,000. Shares of restricted stock granted under the Program become vested on the first anniversary of the date of grant, conditioned upon the recipient’s continued service on our board of directors through that date.
1
4

Share-based compensation expense was recognized as follows:

	Three Months Ended
(In thousands)	April 30, 2022	May 1, 2021
Stock Options	$6	$105
Restricted Stock Awards and Restricted Stock Units	328	370
Employee Stock Purchase Plan	3	3

Total	$337	$478

Stock Options
Aggregated information regarding stock option activity for the three months ended April 30, 2022 is summarized below:

	Number of Options	Weighted Average Exercise Price
Outstanding at January 31, 202 2	598,043	$14.67
Granted	—	—
Exercised	(11,444)	9.51
Forfeited	(2,050)	16.66
Canceled	(2,400)	8.09

Outstanding at April 30, 2022	582,149	$14.79

Set forth below is a summary of options outstanding at April 30, 2022:

Outstanding				Exercisable
Range of Exercise prices	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Number of Shares	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Life
$5.00-10.00	25,000	$7.91	0.4	25,000	$7.91	0.4
$10.01-15.00	341,849	$13.62	3.6	342,349	$13.62	3.6
$15.01-20.00	215,300	$17.46	5.6	209,200	$17.43	5.6

	582,149	$14.79	4.2	576,549	$14.75	4.2

There were no stock

options granted in fiscal 2022 or 2021, or in the first quarter of fiscal 2023, and as of April 30, 2022, there was no unrecognized compensation expense related to stock options.
Restricted Stock Units (RSUs) and Restricted Stock Awards (RSAs)
Aggregated information regarding RSU and RSA activity for the three months ended April 30, 2022 is summarized below:

	RSAs & RSUs	Weighted Average Grant Date Fair Value

Outstanding at January 31, 2022	199,342	$12.63
Granted	141,837	12.84
Vested	(61,513)	12.78
Forfeited	(1,100)	11.77

Outstanding at April 30, 2022	278,566	$12.71

As of April 30, 2022, there was approximately $2.4 million of unrecognized compensation expense related to RSUs and RSAs
,
which is expected to be recognized over a weighted average period of 1.2 years.

Employee Stock Purchase Plan
We have an Employee Stock Purchase Plan allowing eligible employees to purchase shares of common stock at a 15% discount from fair value on the first or last day of an offering period, whichever is less. A total of 247,500 shares were reserved for issuance under this plan. During the three months ended April 30, 2022 and May 1, 2021, there were 1,550 and 1,813 shares, respectively, purchased under this plan. As of April 30, 2022, 732 shares remain available for purchase under our Employee Stock Purchase Plan.
Note 14 – Income Taxes
Our effective tax rates are as follows:

First Quarter Ended
Fiscal 2023	12.4%
Fiscal 2022	(62.0)%
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
During the three months ended April 30, 2022, we recognized an income tax expense
of approximately $60,000. The effective tax rate in this period was directly impacted by a $38,000 tax benefit related to the expiration of the statute of limitations on a previously uncertain tax position and a $30,000 tax benefit arising from windfall tax benefits related to the Company’s stock. During the three months ended May 1, 2021, we recognized an income tax benefit of approximately $227,000. The effective tax rate in this period was directly impacted by a $276,000 tax benefit related to the expiration of the statute of limitations on a previously uncertain tax position and a $37,000 tax benefit arising from windfall tax benefits related to the
Company’s stock.

Note 15 – Segment Information
We report two segments: Product Identification and Test & Measurement . We evaluate segment performance based on the segment profit before corporate expenses.
Summarized below are the Revenue and Segment Operating Profit for each reporting segment:

	Three Months Ended
	Revenue		Segment Operating Profit
(In thousands)	April 30, 2022	May 1, 2021	April 30, 2022	May 1, 2021
Product Identification	$21,724	$23,098	$1,413	$2,729
T&M	9,286	5,980	1,911	350

Total	$31,010	$29,078	3,324	3,079

Corporate Expenses			2,560	2,344

Operating Income			764	735
Other Expense, Net			279	369

Income Before Income Taxes			485	366
Income Tax Provision (Benefit)			60	(227)

Net Income			$425	$593

1
6

Note 16 – Fair Value
Assets and Liabilities Not Recorded at Fair Value
Our long-term debt, including the current portion of long-term debt not reflected in the financial statements at fair value, is reflected in the table below:

	April 30, 2022
	Fair Value Measurement
(In thousands)	Level 1	Level 2	Level 3	Total	Carrying Value

Long-Term debt and related current maturities	$—	$—	$9,005	$9,005	$9,000

	January 31, 2022
	Fair Value Measurement
(In thousands)	Level 1	Level 2	Level 3	Total	Carrying Value

Long-Term debt and related current maturities	$—	$—	$9,255	$9,255	$9,250
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
10-K
for the fiscal year ended January 31, 2022.
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
We made significant modifications to our global operations because of the
COVID-19
pandemic. We initially required most
non-production
related team members to work remotely. Although this is no longer required for health and safety reasons, for many of our team members, remote work has become a preference and we believe we have to a large degree successfully adapted to it through the use of technology and changed management practices, but further adaptations, may be required. We expect that our operations and modalities of on-site
and remote work will be impacted permanently, as will our increased safety protocols and the other adaptations undertaken during the pandemic, but our practices and plans are still developing, and we cannot predict the results yet.
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

Results of Operations
Three Months Ended April 30, 2022 vs. Three Months Ended May 1, 2021
Revenue by segment and current quarter percentage change over the prior year for the three months ended April 30, 2022 and May 1, 2021 were:

(Dollars in thousands)	April 30, 2022	As a % of Revenue	May 1, 2021	As a % of Revenue	% Change Compared to Prior Year
Product Identification	$21,724	70.1%	$23,098	79.4%	(5.9)%
T&M	9,286	29.9%	5,980	20.6%	55.3%

Total	$31,010	100.0%	$29,078	100.0%	6.6%

Revenue for the first quarter of the current year was $31.0 million, representing a 6.6% increase compared to the previous year first quarter revenue of $29.1 million. Revenue through domestic channels for the first quarter of the current year was $19.7 million, an increase of 17.7% from the prior year’s first quarter. International revenue for the first quarter of the current year was $11.4 million, representing 36.6% of our first quarter revenue and reflecting an 8.3% decrease from the previous year first quarter. Current year first quarter international revenue includes an unfavorable foreign exchange rate impact of $0.5 million.
Hardware revenue in the current quarter was $9.3 million, a 21.6% increase compared to the prior year’s first quarter revenue of $7.6 million. The increase is attributable to the T&M segment, as the aerospace printer product line sales revenue increased 91.9% compared to the first quarter of the prior year primarily attributed to growth in demand for new aircraft as air travel increased as
COVID-19
restrictions lessened. The increase in current quarter hardware sales was also impacted, to a lesser degree, by increased data recorder product line sales in the T&M segment. The increase in current quarter hardware sales was partially offset by an overall 25.1% decrease in hardware sales in the PI segment.
Supplies revenue in the current quarter was $17.9 million, a 1.5% decrease compared to the prior year’s first quarter supplies revenue of $18.2 million. The decrease is primarily as a result of lower thermal film supplies sales in the QuickLabel product group and, to a lesser degree, a decline in sales of certain inks and media supplies in the Trojan Label product group, both of which are in the PI segment. The overall decrease in supplies revenue was slightly offset by an increase in sales of ink jet supplies in the QuickLabel product group in the PI segment and an overall increase in sales of supplies in the T&M segment.
Service and other revenues of $3.8 million in the current quarter increased 16.9% compared to first quarter revenue of $3.2 million in the prior year. The increase is due primarily to increased parts and repair revenue for the aerospace printer product line in the T&M segment.
Current year first quarter gross profit was $10.7 million, a 1.5% decrease compared to the prior year’s first quarter gross profit. Current quarter gross profit margin of 34.6% reflects a 2.8 percentage point decrease from the prior year’s first quarter gross profit margin of 37.4%. The lower gross profit margin for the current quarter compared to the prior year’s first quarter is primarily attributable to increased period costs.
Operating expenses for the current quarter were $10.0 million, a 1.9% decrease compared to the prior year’s first quarter operating expenses. Current quarter selling and marketing expenses were $5.9 million, a 3.4% decrease compared to the first quarter of the prior year. The decrease for the current quarter was primarily due to the decrease in amortization expense related to the fiscal 2022 second quarter change in the remaining useful lives and amortization methods for certain of our customer relationship intangibles, as well as decreases in outside services for marketing activities and sales commission expenses. The decrease in current quarter selling and marketing expenses was partially offset by increases in employee wages and benefits and increased travel and entertainment expenses. Current quarter general and administrative expenses were $2.6 million, a 9.2% increase compared to the first quarter of the prior year primarily due to an increase in outside service fees. Research and development (“R&D”) expenses were $1.5 million in the current quarter, an 11.3% decrease compared to $1.7 million in the first quarter of the prior year primarily due to decreases in supplies and repairs expenses and employee wage expenses. R&D spending as a percentage of revenue for the current quarter was 4.9% as compared to 5.9% for the same period in the prior year.
Other expense in the first quarter of the current year was $0.3 million compared to $0.4 million for the same period in the prior year. Current quarter other expense includes interest expense on debt and the revolving line of credit of $0.2 million and $0.1 million of net foreign exchange loss. Other expense for the first quarter of the prior year also consisted primarily of interest expense on our debt of $0.2 million and $0.2 million of net foreign exchange loss.

We recognized a federal, state and foreign income tax provision for the first quarter of the current year of $60,000, resulting in an effective tax rate of 12.4%. This rate was impacted by a $38,000 tax benefit related to the expiration of the statute of limitations on a previously uncertain tax position and a $30,000 tax benefit arising from windfall tax benefits related to the Company’s stock. During the three months ended May 1, 2021, we recognized an income tax benefit of approximately $227,000. The effective tax rate in this period was directly impacted by a $276,000 tax benefit related to the expiration of the statute of limitations on a previously uncertain tax position and a $37,000 tax benefit arising from windfall tax benefits related to the Company’s stock.
We reported net income of $0.4 million or $0.06 per diluted share for the first quarter of the current year. On a comparable basis, net income for the prior year’s first quarter was $0.6 million or $0.08 per diluted share. Return on revenue was 1.4% for the first quarter of fiscal 2023 compared to 2.0% for the first quarter of fiscal 2022.
Segment Analysis
We report two segments: Product Identification and Test & Measurement and evaluate segment performance based on the segment profit before corporate and financial administration expenses. Summarized below are the Revenue and Segment Operating Profit for each reporting segment:

	Three Months Ended
	Revenue		Segment Operating Profit
(In thousands)	April 30, 2022	May 1, 2021	April 30, 2022	May 2, 2020
Product Identification	$21,724	$23,098	$1,413	$2,729
T&M	9,286	5,980	1,911	350

Total	$31,010	$29,078	3,324	3,079

Corporate Expenses			2,560	2,344

Operating Income			764	735
Other Expense, Net			279	369

Income Before Income Taxes			485	366
Income Tax Provision (Benefit)			60	(227)

Net Income			$425	$593

Product Identification
Revenue from the Product Identification segment decreased 5.9% in the first quarter of the current year, with revenue of $21.7 million compared to $23.1 million in the same period of the prior year. The current quarter decrease in revenue is due to a net decrease in both hardware and supply revenue, slightly offset by increased sales of ink jet supplies. Product Identification’s current quarter segment operating profit was $1.4 million, reflecting a profit margin of 6.5%. This compares to the prior year’s first quarter segment profit of $2.7 million and related profit margin of 11.8%. The decrease in Product Identification current year first quarter segment operating profit and margin is primarily due to lower revenue and higher manufacturing and operating costs.
Test & Measurement—T&M
Revenue from the T&M segment was $9.3 million for the first quarter of the current fiscal year, representing a 55.3% increase compared to revenue of $6.0 million for the same period in the prior year. The increase in revenue for the current quarter is primarily attributable to strong hardware sales in our aerospace product lines as a result of the recertification of the Boeing 737 MAX and increase in demand for new aircraft due to increase in air travel as
COVID-19
restrictions lessen. T&M’s first quarter segment operating profit was $1.9 million, reflecting a profit margin of 20.6%, an increase compared to the prior year segment operating profit of $0.4 million and related operating margin of 5.9%. The increase in T&M’s current year first quarter segment operating profit and margin is primarily due to higher revenue and lower operating costs, along with a slightly better sales mix.

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
At April 30, 2022, our cash and cash equivalents were $5.8 million. During the first quarter of the current year, we borrowed $3.0 million on our revolving line of credit and at April 30, 2022, we have $19.5 million available for borrowing under that facility. We believe that our available cash and credit facilities combined with our cash generated from operations will be sufficient to support our operating requirements including our capital expenditure commitments.
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
Our obligations under the Amended Credit Agreement continue to be secured by substantially all of our personal property assets (including a pledge of the equity interests held by our wholly-owned Danish subsidiary, ANI ApS), in our wholly-owned German subsidiary AstroNova GmbH, and in our wholly-owned French subsidiary AstroNova SAS), subject to certain exceptions, and by a mortgage on our owned real property in West Warwick, Rhode Island. Pursuant to the Amendment, the guarantees of our obligations under the A&R Credit Agreement that were previously provided by ANI ApS and TrojanLabel were released.
Cash Flow
Our statements of cash flows for the three months ended April 30, 2022 and May 1, 2021 are included on page 5 of this report. Net cash used by operating activities was $1.6 million for the first three months of fiscal 2023 compared to cash provided of $3.9 million for the same period of the previous year. The decrease in net cash provided by operations for the first three months of the current year is primarily due to the decrease in cash provided by working capital. The combination of changes in accounts receivable, inventory, income taxes payable, accounts payable and accrued expenses decreased cash by $3.3 million for the first three months of fiscal 2023, compared to an increase of $1.8 million for the same period in fiscal 2022.
Our accounts receivable balance increased to $18.4 million at the end of the first quarter compared to $17.1 million at year end. Days sales outstanding for the first quarter of the current year also increased to 50 days compared to 45 days at prior year end. The inventory balance was $36.9 million at the end of the first quarter of fiscal 2023, an increase compared to $34.6 million at year end. Inventory days on hand increased to 164 days at the end of the current quarter from 156 days at the prior year end.
The cash position at April 30, 2022, was $5.8 million compared to $5.3 million at year end. The increase in cash during the current quarter was primarily a result of borrowings under the revolving line of credit of $3.0 million. This increase was offset by cash used from the working capital accounts, as discussed above. Cash outflows during the quarter also included principal payments on the long-term debt and the guaranteed royalty obligation of $0.3 million and $0.5 million, respectively.

Contractual Obligations, Commitments and Contingencies
There have been no material changes to our contractual obligations as disclosed in our Annual Report on
Form 10-K
for the fiscal year ended January 31, 2022 other than those occurring in the ordinary course of business.
Critical Accounting Policies, Estimates and Certain Other Matters
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
10-K
for the fiscal year ended January 31, 2022.
Forward-Looking Statements
This Quarterly Report on Form
10-Q
may contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are not statements of historical fact, but rather reflect our current expectations concerning future events and results. We generally use the words “believes,” “expects,” “intends,” “plans,” “anticipates,” “likely,” “continues,” “may,” “will,” and similar expressions to identify forward-looking statements. Such forward-looking statements, including those concerning our expectations, involve risks, uncertainties and other factors, some of which are beyond our control, which may cause our actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements. Factors which could cause actual results to differ materially from those anticipated include, but are not limited to (a) general economic, financial, industry and business conditions; (b) the impact of the ongoing
COVID-19
pandemic on us, our customers, our suppliers and the global economy; (c) declining demand in the test and measurement markets, especially defense and aerospace; (d) our ability to develop and introduce new products and achieve market acceptance of these products; (e) our dependance on contract manufactures and/or single or limited source suppliers; (f) competition in the specialty printer or data acquisition industries; (g) our ability to obtain adequate pricing for our products and control our cost structure; (h) our ability to adequately enforce and protect our intellectual property, defend against assertions of infringement or loss of certain licenses; (i) the risk of incurring liabilities as a result of installed product failures due to design or manufacturing defects (j) the risk of a material security breach of our information technology system or cybersecurity attack impacting our business and our relationship with customers; (k) our ability to attract, develop and retain key employees; (l) economic, political and other risks associated with international sales and operations and the impact of changes in foreign currency exchange rates on the results of operations; (m) changes in tax rates or exposure to additional income tax liabilities; (n) our ability to comply with our current credit agreement or secure alternative financing and to otherwise manage our indebtedness; (o) our ability to successfully integrate acquisitions and realize benefits from divestitures; (p) our ability to maintain adequate self-insurance accruals or insurance coverage for employee health care benefits; (q) our compliance with customer or regulators certifications and our compliance with certain governmental laws and regulations; and (r) other risks included under
“Item 1A-Risk
Factors” in our Annual Report on Form
10-K
for the fiscal year ended January 31, 2022. We assume no obligation to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by law.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
During the three months ended April 30, 2022, there were no material changes to our market risk disclosures as set forth in Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form
10-K
for the year ended January 31, 2022.

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
one should carefully consider the factors discussed in Part I, Item 1A “Risk Factors” in the Company’s Annual Report on Form
10-K
for the fiscal year ended January 31, 2022, which could materially affect our business, financial condition or future operating results. The risks described in our Annual Report on
Form10-K
are not the only risks that could affect our business, as additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results as well as adversely affect the value of our common stock.
There have been no material updates to the risk factors previously disclosed in the Company’s Annual Report on
Form 10-K
for the fiscal year ended January 31, 2022.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
During the first quarter of fiscal 2023, we made the following repurchases of our common stock:

	Total Number of Shares Repurchased		Weighted Average Price paid Per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Be Purchased Under the Plans or Programs
February 1—February 28	—		$—		—	—
March 1—March 31,	11,591	(a)(b)	$14.82	(a) (b)	—	—
April 1—April 30	5,159	(c)	$14.92	(c)	—	—

(a)
Executives of the Company delivered 4,094 shares of the Company’s common stock toward the satisfaction of taxes due with respect to vesting of restricted shares. The shares delivered were valued at an average market value of $14.70 per share and are included with treasury stock in the consolidated balance sheet. These transactions were not part of a publicly announced purchase plan or program.

(b)
Executives of the Company delivered 7,497 shares of the Company’s common stock toward the satisfaction of taxes due with respect to vesting of restricted shares. The shares delivered were valued at a weighted-average market value of $14.89 per share and are included with treasury stock in the consolidated balance sheet. These transactions were not part of a publicly announced purchase plan or program.

(c)
Executives of the Company delivered 5,159 shares of the Company’s common stock toward the satisfaction of taxes due with respect to vesting of restricted shares. The shares delivered were valued at a weighted-average market value of $14.92 per share and are included with treasury stock in the consolidated balance sheet. These transactions were not part of a publicly announced purchase plan or program.

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

ASTRONOVA, INC. (Registrant)

Date: June 8, 2022	By	/s/ Gregory A. Woods
Gregory A. Woods,
President and Chief Executive Officer
(Principal Executive Officer)

	By	/s/ David S. Smith
David S. Smith,
Vice President, Chief Financial Officer and Treasurer
(Principal Accounting Officer and Principal Financial Officer)