Form 10-Q
period 2022-07-30
AstroNova, Inc.
filed 2022-09-08
CIK 8146

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 30, 2022
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
The number of shares of the registrant’s common stock, $.05 par value per share, outstanding as of September

, 2022 was 7,346,758.

ASTRONOVA, INC.

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements
ASTRONOVA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Data)

	July 30, 2022	January 31, 2022
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$4,285	$5,276
Accounts Receivable, net	17,382	17,124
Inventories, net	41,727	34,609
Employee Retention Credit Receivable	—	3,135
Prepaid Expenses and Other Current Assets	4,268	3,634

Total Current Assets	67,662	63,778
Property, Plant and Equipment, net	10,577	11,441
Intangible Assets, net	18,314	19,200
Goodwill	11,501	12,156
Deferred Tax Assets	5,582	5,591
Right of Use Assets	887	1,094
Other Assets	1,775	1,695

TOTAL ASSETS	$116,298	$114,955

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts Payable	$7,624	$8,590
Accrued Compensation	2,437	3,512
Other Liabilities and Accrued Expenses	3,334	4,113
Revolving Line of Credit	4,500	—
Current Liability – Royalty Obligation	1,875	2,000
Current Portion of Long-Term Debt	1,000	1,000
Current Liability – Excess Royalty Payment Due	301	235
Income Taxes Payable	1,169	323
Deferred Revenue	281	262

Total Current Liabilities	22,521	20,035
Long-Term Debt, net of current portion	7,917	8,154
Royalty Obligation, net of current portion	3,611	4,361
Lease Liabilities, net of current portion	627	808
Income Taxes Payable	399	399
Deferred Tax Liabilities	127	186

TOTAL LIABILITIES	35,202	33,943
SHAREHOLDERS’ EQUITY
Common Stock, $0.05 Par Value, Authorized 13,000,000 shares; Issued 10,659,491 shares and 10,566,404 shares at July 30, 2022 and January 31, 2022, respectively	533	528
Additional Paid-in Capital	60,347	59,692
Retained Earnings	57,523	56,514
Treasury Stock, at Cost, 3,341,030 and 3,324,280 shares at July 30, 2022 and January 31, 2022, respectively	(34,223)	(33,974)
Accumulated Other Comprehensive Loss, net of tax	(3,084)	(1,748)

TOTAL SHAREHOLDERS’ EQUITY	81,096	81,012

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$116,298	$114,955

See Notes to condensed consolidated financial statements (unaudited).

ASTRONOVA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended		Six Months Ended
	July 30, 2022	July 31, 2021	July 30, 2022	July 31, 2021
Revenue	$32,259	$29,845	$63,269	$58,923
Cost of Revenue	20,877	17,129	41,158	35,320

Gross Profit	11,382	12,716	22,111	23,603
Operating Expenses:
Selling and Marketing	5,981	5,061	11,863	11,154
Research and Development	1,595	1,539	3,118	3,255
General and Administrative	2,571	2,664	5,131	5,008

Operating Expenses	10,147	9,264	20,112	19,417

Operating Income	1,235	3,452	1,999	4,186
Other Income (Expense), net:
Extinguishment of Debt – PPP Loan	—	4,466	—	4,466
Interest Expense	(210)	(171)	(385)	(392)
Gain (Loss) on Foreign Currency Transactions	(241)	50	(377)	(114)
Other, net	20	(79)	52	(63)

	(431)	4,266	(710)	3,897

Income Before Income Taxes	804	7,718	1,289	8,083
Income Tax Provision	220	699	280	471

Net Income	$584	$7,019	$1,009	$7,612

Net Income per Common Share—Basic:	$0.08	$0.97	$0.14	$1.06

Net Income per Common Share—Diluted:	$0.08	$0.96	$0.14	$1.04

Weighted Average Number of Common Shares Outstanding:
Basic	7,310	7,209	7,287	7,177
Diluted	7,348	7,329	7,355	7,297
See Notes to condensed consolidated financial statements (unaudited).

ASTRONOVA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In Thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	July 30, 2022	July 31, 2021	July 30, 2022	July 31, 2021
Net Income	$584	$7,019	$1,009	$7,612
Other Comprehensive Income (Loss), Net of Taxes:
Foreign Currency Translation Adjustments	(435)	(348)	(1,368)	(429)
Loss from Cash Flow Hedges Reclassified to Income Statement	16	15	32	31

Other Comprehensive Loss	(419)	(333)	(1,336)	(398)

Comprehensive Income (Loss)	$165	$6,686	$(327)	$7,214

See Notes to condensed consolidated financial statements (unaudited).

ASTRONOVA, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
($ In Thousands, Except per Share Data)
(Unaudited)

	Common Stock		Additional Paid-in	Retained	Treasury	Accumulated Other Comprehensive	Total Shareholders’
	Shares	Amount	Capital	Earnings	Stock	Income (Loss)	Equity

Balance January 31, 2022	10,566,404	$528	$59,692	$56,514	$(33,974)	$(1,748)	$81,012
Share-Based Compensation	—	—	337	—	—	—	337
Employee Option Exercises	11,164	1	87	—	—	—	88
Restricted Stock Awards Vested, net	61,513	3	(3)	—	(249)	—	(249)
Net Income	—	—	—	425	—	—	425
Other Comprehensive Loss	—	—	—	—	—	(917)	(917)

Balance April 30, 2022	10,639,081	$532	$60,113	$56,939	$(34,223)	$(2,665)	$80,696
Share-Based Compensation	—	—	235	—	—	—	235
Restricted Stock Awards Vested, net	20,410	1	(1)	—	—	—	—
Net Income	—	—	—	584	—	—	584
Other Comprehensive Loss	—	—	—	—	—	(419)	(419)

Balance July 30, 2022	10,659,491	$533	$60,347	$57,523	$(34,223)	$(3,084)	$81,096

	Common Stock		Additional Paid-in	Retained	Treasury	Accumulated Other Comprehensive	Total Shareholders’
	Shares	Amount	Capital	Earnings	Stock	Income (Loss)	Equity
Balance January 31, 2021	10,425,094	$521	$58,049	$50,085	$(33,588)	$(384)	$74,683
Share-Based Compensation	—	—	478	—	—	—	478
Employee Option Exercises	5,746	—	52	—	—	—	52
Restricted Stock Awards Vested, net	48,299	3	(3)	—	(208)	—	(208)
Net Income	—	—	—	593	—	—	593
Other Comprehensive Loss	—	—	—	—	—	(65)	(65)

Balance May 1, 2021	10,479,139	$524	$58,576	$50,678	$(33,796)	$(449)	$75,533
Share-Based Compensation	—	—	469	—	—	—	469
Employee Option Exercises	3,211	—	35	—	—	—	35
Restricted Stock Awards Vested, net	72,125	4	(4)	—	(146)	—	(146)
Net Income	—	—	—	7,019	—	—	7,019
Other Comprehensive Income	—	—	—	—	—	(333)	(333)

Balance July 31, 2021	10,554,475	$528	$59,076	$57,697	$(33,942)	$(782)	$82,577

ASTRONOVA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Six Months Ended
	July 30, 2022	July 31, 2021
Cash Flows from Operating Activities:
Net Income	$1,009	$7,612
Adjustments to Reconcile Net Income to Net Cash Provided (Used) by Operating Activities:
Depreciation and Amortization	1,820	2,274
Amortization of Debt Issuance Costs	13	31
Share-Based Compensation	572	947
Loss on Disposal of Assets	6	—
Gain on Extinguishment of Debt	—	(4,466)
Changes in Assets and Liabilities:
Accounts Receivable	(518)	1,777
Other Receivable – Employee Retention Credit Receivable	3,135	(3,135)
Inventories	(7,516)	895
Income Taxes	65	(1,241)
Accounts Payable and Accrued Expenses	(2,312)	1,282
Other	(93)	(483)

Net Cash (Used) Provided by Operating Activities	(3,819)	5,493
Cash Flows from Investing Activities:
Additions to Property, Plant and Equipment	(163)	(1,162)

Net Cash Used for Investing Activities	(163)	(1,162)
Cash Flows from Financing Activities:
Net Cash Proceeds from Employee Stock Option Plans	69	43
Net Cash Proceeds from Share Purchases under Employee Stock Purchase Plan	19	44
Net Cash Used for Payment of Taxes Related to Vested Restricted Stock	(249)	(354)
Borrowings under Revolving Credit Facility	4,500	—
Payment of Minimum Guarantee Royalty Obligation	(1,000)	(1,000)
Proceeds from Long-Term Debt Borrowings	—	10,000
Payoff of Long-Term Debt	—	(12,576)
Principal Payments of Long-Term Debt	(250)	(375)

Net Cash Provided (Used) for Financing Activities	3,089	(4,218)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(98)	(163)

Net Decrease in Cash and Cash Equivalents	(991)	(50)
Cash and Cash Equivalents, Beginning of Period	5,276	11,439

Cash and Cash Equivalents, End of Period	$4,285	$11,389

Supplemental Disclosures of Cash Flow Information:
Cash Paid During the Period for Interest	$206	$209
Cash Paid During the Period for Income Taxes, Net of Refunds	$126	$1,689
See Notes to condensed consolidated financial statements (unaudited).

ASTRONOVA, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Note 1 – Business and Basis of Presentation
Overview
Headquartered in West Warwick, Rhode Island, AstroNova, Inc. leverages its expertise in data visualization technologies to design, develop, manufacture and distribute a broad range of specialty printers and data acquisition and analysis systems. Our products are employed around the world in a wide range of applications in the aerospace, apparel, automotive, avionics, chemical, computer peripherals, communications, distribution, food and beverage, general manufacturing, packaging, and transportation industries.
Our business consists of two segments, Product Identification (“PI”) and Test & Measurement (“T&M”). The PI segment includes specialty printing systems and related supplies sold under the QuickLabel
®
, TrojanLabel
®
, and GetLabels
™
brand names. The T&M segment
consists of
our line of aerospace products, including flight deck printers, networking hardware, and related accessories as well as test and measurement data acquisition systems sold under the AstroNova
®
brand name.
PI products sold under the QuickLabel, TrojanLabel and GetLabels brands are used in brand owner and commercial applications to provide product packaging, marketing, tracking, branding, and labeling solutions to a wide array of industries. The PI segment offers a variety of digital color label tabletop printers, direct-to-package
printers, high-volume presses, and specialty original equipment manufacturer (“OEM”) printing systems, as well as a wide range of label, tag and flexible packaging material substrates and other supplies, including ink and toner, allowing customers to mark, track, protect and enhance the appearance of their products. In the T&M segment, we have a long history of using our technologies to provide networking systems and high-resolution light-weight flight deck and cabin printers, as well as airborne networking hardware for the aerospace market. In addition, the T&M segment includes data acquisition recorders, sold under the AstroNova brand, to enable our customers to acquire and record visual and electronic signal data from local and networked data streams and sensors. The recorded data is processed and analyzed and then stored and presented in various visual output formats.
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
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles and reflect all adjustments consisting of normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the results of the interim periods included herein. These financial statements do not include all disclosures associated with annual financial statements and, accordingly, should be read in conjunction with our Annual Report on Form
10-K
for the fiscal year ended January 31, 2022.
The presentation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported and disclosed in the condensed consolidated financial statements and accompanying notes, including those that require consideration of forecasted financial information, in the context of the unknown future impacts of the continuing
COVID-19
pandemic, using information that is reasonably available to us at this time. Some of the more significant estimates relate to revenue recognition, the allowances for doubtful accounts, inventory valuation, income taxes, impairment of long-lived assets and goodwill, share-based compensation, and warranty reserves. Management’s estimates are based on the facts and circumstances available at the time estimates are made, historical experience, risk of loss, general economic conditions and trends, and management’s assessments of the probable future outcome of these matters, including our expectations at the time regarding the duration, scope, and severity of the
COVID-19
pandemic. Consequently, actual results could differ from those estimates.
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
Recently Adopted Accounting Pronouncements
No new accounting pronouncements, issued or effective during the first six months of the current year, have had or are expected to have a material impact on our consolidated financial statements.
Note 3 – Revenue Recognition
We derive revenue from the sale of (i) hardware, including digital color label printers and specialty OEM printing systems, portable data acquisition systems, and airborne printers and networking hardware used in the flight deck and cabin of military, commercial, and business aircraft, (ii) related supplies required in the operation of the hardware, (iii) repairs and maintenance of hardware and (iv) service agreements.
Revenues disaggregated by primary geographic markets and major product types are as follows:
Primary geographical markets
:

	Three Months Ended		Six Months Ended
(In thousands)	July 30, 2022	July 31, 2021	July 30, 2022	July 31, 2021

United States	$19,044	$17,181	$38,695	$33,874
Europe	7,883	7,826	15,301	16,425
Canada	2,225	1,491	4,080	3,037
Asia	1,789	1,964	2,726	3,049
Central and South America	1,023	995	1,911	1,756
Other	295	388	556	782

Total Revenue	$32,259	$29,845	$63,269	$58,923

Major product
types:

	Three Months Ended		Six Months Ended
(In thousands)	July 30, 2022	July 31, 2021	July 30, 2022	July 31, 2021

Hardware	$8,637	$7,878	$17,937	$15,525
Supplies	19,166	18,678	37,111	36,888
Service and Other	4,456	3,289	8,221	6,510

Total Revenue	$32,259	$29,845	$63,269	$58,923

Contract Assets and Liabilities
We normally do not have contract assets, which are primarily unbilled accounts receivable that are conditional on something other than the passage of time.
Our contract liabilities, which represent billings in excess of revenue recognized, are related to advanced billings for purchased service agreements and extended warranties. Contract liabilities were $281,000 and $262,000 at July 30, 2022, and January 31, 2022, respectively, and are recorded as deferred revenue in the accompanying condensed consolidated balance sheet. The increase
in the deferred revenue balance during the six months ended July 30, 2022, is due to cash payments received in advance of satisfying performance obligations in the current period, offset by $177,000 of revenue recognized during the period that was included in the deferred revenue balance at January 31, 2022.
Contract Costs
We recognize an asset for the incremental costs of obtaining a contract with a customer if we expect the benefit of those costs to be longer than one year. We have determined that certain costs related to obtaining sales contracts for our aerospace printer products meet the requirement to be capitalized. These costs are deferred and amortized over the remaining useful life of these contracts, which we currently estimate to be approximately 19 years as of July 30, 2022. The balance of these contract assets at January 31, 2022, was $1.3 million, and in the first quarter of the current year, we incurred an additional $0.1 million in contract costs that will be amortized over 19 years.
During the three and six months ended July 30, 2022, we amortized contract costs of

$19,000 and $37,000,
respectively.
The balance of deferred incremental direct costs net of accumulated amortization at
July 30, 2022, was $1.4 million, of which $0.1 million is reported in other current assets and $1.3 million is reported in other assets in the accompanying condensed consolidated balance sheet.
Note 4 – Net Income Per Common Share
Basic net income per share is calculated by dividing net income by the weighted average number of shares outstanding during the period. Diluted net income per share is calculated by dividing net income by the weighted average number of shares and, if dilutive, common equivalent shares, determined using the treasury stock method for stock options, restricted stock awards, and restricted stock units outstanding during the period. A reconciliation of the shares used in calculating basic and diluted net income per share is as follows:

	Three Months Ended		Six Months Ended
	July 30, 2022	July 31, 2021	July 30, 2022	July 31, 2021
Weighted Average Common Shares Outstanding – Basic	7,309,716	7,208,834	7,286,735	7,176,940
Effect of Dilutive Options, Restricted Stock Awards and Restricted Stock Units	38,230	119,724	67,972	120,178

Weighted Average Common Shares Outstanding – Diluted	7,347,946	7,328,558	7,354,707	7,297,118

For the three and six months ended July 30, 2022, the diluted per share amounts do not reflect weighted average common equivalent shares outstanding of 612,116 and 586,084
,
respectively. For
the three and six months ended July 31, 2021, the diluted per share amounts do not reflect weighted average common equivalent shares outstanding of 189,827 and 484,748
,
respectively. These outstanding common equivalent shares were not included due to their anti-dilutive effect.

Note 5 – Intangible Assets
Intangible assets are as follows:

	July 30, 2022				January 31, 2022
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Currency Translation Adjustment	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Currency Translation Adjustment	Net Carrying Amount

Miltope:
Customer Contract Relationships	$3,100	$(2,646)	$—	$454	$3,100	$(2,515)	$—	$585
RITEC:
Customer Contract Relationships	2,830	(1,590)	—	1,240	2,830	(1,557)	—	1,273
TrojanLabel:
Existing Technology	2,327	(1,929)	73	471	2,327	(1,767)	127	687
Distributor Relations	937	(543)	5	399	937	(498)	46	485
Honeywell:
Customer Contract Relationships	27,243	(11,493)	—	15,750	27,243	(11,073)	—	16,170

Intangible Assets, net	$36,437	$(18,201)	$78	$18,314	$36,437	$(17,410)	$173	$19,200

There were no impairments
to intangible assets during the periods ended July 30, 2022, and July 31, 2021.
With respect to the acquired intangibles included in the table above, amortization expense of $0.4 million has been included in the condensed consolidated statements of income for each of the three months ended July 30, 2022, and July 31, 2021. Amortization expense of $0.8 million and $1.4 million related to the above-acquired intangibles has been included in the accompanying condensed consolidated statement of income for the six months ended July 30, 2022, and July 31, 2021, respectively.
Estimated amortization expense for the next five fiscal years is as follows:

(In thousands)	Remaining 2023	2024	2025	2026	2027

Estimated amortization expense	$792	$1,645	$997	$997	$997
Note 6 – Inventories
Inventories are stated at the lower of cost (standard and average methods) and net realizable value and include material, labor, and manufacturing overhead. The components of inventories are as follows:

(In thousands)	July 30, 2022	January 31, 2022

Materials and Supplies	$27,504	$22,709
Work-In-Process	1,160	1,489
Finished Goods	23,369	19,718

	52,033	43,916
Inventory Reserve	(10,306)	(9,307)

	$41,727	$34,609

Note 7 – Credit Agreement and Debt
On March 24, 2021, we entered into a First Amendment to our Amended & Restated Credit Agreement as of July 30, 2020 (the “Existing Credit Agreement”) with Bank of America, N.A., as lender (the “Lender”), and our subsidiaries, ANI ApS and TrojanLabel. The Amended & Restated Credit Agreement, which we entered into on July 30, 2020, amended and restated the Credit Agreement dated as of February 28, 2017, by and among us, ANI ApS and TrojanLabel and the Lender.
The
Existing
Credit Agreement provides for (i) a term loan in the principal amount of $10.0 million, and (ii) a $22.5 million revolving credit facility available for general corporate purposes.
The Existing
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
The Existing
Credit Agreement includes an uncommitted accordion provision under which the term loan and/or revolving credit facility commitments may be increased in an aggregate principal amount not exceeding $10.0 million, subject to obtaining the agreement of the Lender and the satisfaction of certain other conditions.
The interest rates under the Existing Credit Agreement, as amended by the December 14, 2021 LIBOR Transition Amendment, are as follows: the term loan and revolving credit loans bear interest at a rate per annum equal to, at our option, either (a) the BSBY Rate as defined in the LIBOR
Amendment (or in the case of revolving credit loans denominated in Pounds Sterling, Euros or another currency other than U.S. Dollars, the SONIA
Rate as defined in the LIBOR
Amendment, EURIBOR
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
The loans under the Existing Credit Agreement are subject to certain mandatory prepayments, subject to various exceptions, from (a) net cash proceeds from certain dispositions of property, (b) net cash proceeds from certain issuances of equity, (c) net cash proceeds from certain issuances of additional debt and (d) net cash proceeds from certain extraordinary receipts.
Amounts repaid under the revolving credit facility may be reborrowed, subject to continued compliance with the Existing Credit Agreement. No amount of the term loan that is repaid may be reborrowed.
We must comply with various customary financial and
non-financial
covenants under the Existing Credit Agreement. The financial covenants under the Existing Credit Agreement consist of a maximum consolidated leverage ratio and a minimum consolidated fixed charge coverage ratio. The primary non-financial
covenants limit our and our subsidiaries’ ability to incur future indebtedness, to place liens on assets, to pay dividends or distributions on our capital stock, to repurchase or to acquire their capital stock, to conduct mergers or acquisitions, to sell assets, to alter our capital structure, to make investments and loans, to change the nature of our business, and to prepay subordinated indebtedness, in each case subject to certain exceptions and thresholds as set forth in the Existing Credit Agreement, certain of which provisions were modified by the First Amendment.

The Lender is entitled to accelerate repayment of the loans and to terminate its revolving credit commitment under the Existing Credit Agreement upon the occurrence of any of various customary events of default, which include, among other events, the following (which are subject, in some cases, to certain grace periods): failure to pay when due any principal, interest or other amounts in respect of the loans, breach of any of our covenants or representations under the loan documents, default under any other of our or our subsidiaries’ significant indebtedness agreements, a bankruptcy, insolvency or similar event with respect to us or any of our subsidiaries, a significant unsatisfied judgment against us or any of our subsidiaries, or a change of control.
Our obligations under the Existing Credit Agreement continue to be secured by substantially all of our personal property assets (including a pledge of the equity interests we hold in ANI ApS, in our wholly-owned German subsidiary AstroNova GmbH, and in our wholly-owned French subsidiary AstroNova SAS), subject to certain exceptions, and by a mortgage on our owned real property in West Warwick, Rhode Island.
Summary of Outstanding Debt
Revolving Credit Facility
During
the first six months of the current year, we borrowed $4.5 million on our revolving line of credit. The balance outstanding under the revolving line of credit bore interest at a weighted average rate of 5.17% and 4.79% for the three and six months ended July 3
0
, 2022, and we incurred $45,000 and $69,000 for interest on this obligation during the three and six months ended July 30, 2022.
Additionally, during the six months ended July 30, 2022, we incurred $20,000 of commitment fees on the undrawn portion of our revolving credit facility. At
July 31, 2021, there was no balance outstanding on the revolving line of credit, and no interest was incurred for the three and six months ended July 31, 2021.
We
incurred $30,000 of commitment fees on the undrawn portion of our revolving credit facility for the six months ended July 31, 2021.
Both the interest expense and commitment fees are included as interest expense in the accompanying condensed consolidated income statement for all periods presented. At July 30, 2022, there is $18.0 million remaining available for borrowing under the revolving line of credit.
Long-Term Debt
Long-term debt in the accompanying condensed consolidated balance sheets is as follows:

(In thousands)	July 30, 2022	January 31, 2022

USD Term Loan (3.45% as of July 30, 2022, and 2.35% as of January 31, 2022); maturity date of September 30, 2025	$9,000	$9,250
Debt Issuance Costs, net of accumulated amortization	(83)	(96)
Current Portion of Term Loans	(1,000)	(1,000)

Long-Term Debt	$7,917	$8,154

During the three and six months ended July 30, 2022, we recognized $65,000 and $118,000 of interest expense on debt, respectively, which is
included in interest expense in the accompanying condensed consolidated income statement. During the three and six months ended July 31, 2021, we recognized $65,000 and $179,000 of interest expense on debt, respectively, which is
included in interest expense in the accompanying condensed consolidated income statement.
The schedule of required principal payments remaining during the next five years on long-term debt outstanding as of July 30, 2022, is as follows:

(In thousands)
Fiscal 2023, remainder	$750
Fiscal 2024	1,000
Fiscal 2025	1,250
Fiscal 2026	6,000

$9,000

Note 8 – Paycheck Protection Program Loan
On May 6, 2020, we entered into a loan agreement with, and executed a promissory note in favor of Greenwood Credit Union (“Greenwood”) pursuant to which we borrowed $4.4 million (the “PPP Loan”) from Greenwood pursuant to the Paycheck Protection Program (“PPP”) administered by the United States Small Business Administration (the “SBA”) and authorized by the Coronavirus Aid, Relief, and Economic Security Act (the “CARES A
ct”).

1
4

The PPP Loan, which would have been set to mature on May 6, 2022, was unsecured and bore interest at a rate of 1.0% per annum accruing from the loan date and would have been
payable monthly. No payments were due on the PPP Loan until the date on which the lender determined the amount of the PPP Loan that was eligible for forgiveness.
On June 15, 2021, Greenwood
notified us that the SBA approved our application for forgiveness of the entire $4.4 million principal balance of our PPP Loan and all accrued interest thereon. As a result, we recorded a $4.5 million gain on extinguishment of debt in the accompanying condensed consolidated income statement for the three and six months ended July 31, 2021.
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
The following table presents the impact of our derivative instruments in our condensed consolidated financial statements for the three and six months ended July 30, 2022 and July 31, 2021:

	Three Months Ended
	Amount of Gain (Loss) Recognized in OCI on Derivative		Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income
Cash Flow Hedge (In thousands)	July 30, 2022	July 31, 2021		July 30, 2022	July 31, 2021

Swap contracts	$—	$—	Other Expense	$(20)	$(20)

1
5

	Six Months Ended
	Amount of Gain (Loss) Recognized in OCI on Derivative		Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income
Cash Flow Hedge (In thousands)	July 30, 2022	July 31, 2021		July 30, 2022	July 31, 2021

Swap contracts	$—	$—	Other Expense	$(40)	$(40)

At July 30, 2022, we expect to reclassify approximately $20,000 of net losses on the frozen OCI balance associated with the terminated interest rate swap from accumulated other comprehensive loss to earnings during the next 12 months due to the payment of variable interest associated with the floating interest rate debt.
Note 10 – Employee Retention Credit
The CARES Act provides an employee retention credit (“ERC”) that was a refundable tax credit against certain employer taxes. On December 27, 2020, Congress enacted the Taxpayer Certainty and Disaster Tax Relief Act of 2020, which amended and extended ERC availability under Section 2301 of the CARES Act. Before the enactment of the Taxpayer Certainty and Disaster Tax Relief Act of 2020, we were ineligible for the ERC because we received the PPP Loan. Following the enactment of the Taxpayer Certainty and Disaster Tax Relief Act of 2020, we and other businesses that received loans under that program became retroactively eligible for the ERC.
As a result of the foregoing legislation, we became eligible to claim a refundable tax credit against the employer’s share of Social Security taxes equal to seventy percent (70%) of the qualified wages that we paid to our employees between December 31, 2020 and June 30, 2021. Qualified wages were limited
to $10,000 per employee per calendar quarter in 2021 for a maximum ERC per employee of $7,000 per calendar quarter in 2021.
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
We recorded a $3.1 million receivable in the second quarter of fiscal 2022 for the ERC receivable and recognized a reduction in employer payroll taxes which was allocated to the financial statement captions from which the employee’s taxes were originally incurred. As a result, we recorded a reduction in expenses of $1.7 million in cost of revenue, $0.8 million in selling and marketing, $0.3 million in research and development and $0.3 million in general and administrative in the accompanying condensed consolidated income statement for the three and six month periods ended July 31, 2021. On March 22, 2022, we received payment of the $3.1 million ERC.

1
6

Note 11 – Royalty Obligation
In fiscal 2018, we entered into an Asset Purchase and License Agreement with Honeywell to acquire an exclusive, perpetual, worldwide license to manufacture Honeywell’s narrow-format flight deck printers for two aircraft families along with certain inventory used in the manufacturing of the licensed printers. The purchase price included a guaranteed minimum royalty payment of $15.0 million, to be paid over ten years, based on gross revenues from the sales of the printers, paper, and repair services of the licensed products. The royalty rates vary based on the year in which they are paid or earned, and product sold or service provided, and range from single-digit to mid-double-digit
percentages of gross revenue.
The guaranteed minimum royalty payment obligation was recorded at the present value of the minimum annual royalty payments using a present value factor of 2.8%, which is based on the estimated after-tax
cost of debt for similar companies. As of July 30, 2022, we had paid an aggregate of $8.5 million of the guaranteed minimum royalty obligation. At July 30, 2022, the current portion of the outstanding guaranteed minimum royalty obligation of $1.9 million is to be paid over the next twelve months and is reported as a current liability, and the remainder of $3.6 million is reported as a long-term liability on our condensed consolidated balance sheet. For the three and six month periods ended July 30, 2022, we incurred $0.3 million and $0.6 million, respectively, in excess royalty expenses which are included in the cost of revenue in our condensed consolidated statements of income. A total of $0.5 million in excess royalties was paid during the current fiscal year, and there are $0.3 million in excess royalty payables due as a result of this agreement for the period ended July 30, 2022.
Note 12 – Leases
We enter into lease contracts for certain of our facilities at various locations worldwide. Our leases have remaining lease terms of one to six years, some of which include options to extend the lease term for periods of up to five years when it is reasonably certain that we will exercise such options.
Balance sheet and other information related to our leases is as follows:

Operating Leases (In thousands)	Balance Sheet Classification	July 30, 2022	January 31, 2022

Lease Assets	Right of Use Assets	$887	$1,094
Lease Liabilities – Current	Other Liabilities and Accrued Expenses	302	327
Lease Liabilities – Long Term	Lease Liabilities	627	808

1
7

Lease cost information is as follows:

		Three Months Ended	Six Months Ended
Operating Leases (In thousands)	Statement of Income Classification	July 30, 2022	July 30, 2022
Operating Lease Costs	General and Administrative Expense	$104	$200

		Three Months Ended	Six Months Ended
Operating Leases (In thousands)	Statement of Income Classification	July 31, 2021	July 31, 2021
Operating Lease Costs	General and Administrative Expense	$124	$260
Maturities of operating lease liabilities are as follows:

(In thousands)	July 30, 2022
Fiscal 2023, remaining	$151
Fiscal 2024	293
Fiscal 2025	192
Fiscal 2026	146
Fiscal 2027	140
Thereafter	86

Total Lease Payments	1,008
Less: Imputed Interest	(79)

Total Lease Liabilities	$929

As of July 30, 2022, the weighted-average remaining lease term and weighted-average discount rate for our operating leases are 4.6 years and 3.85%, respectively. We calculated the weighted-average discount rate using incremental borrowing rates, which equal the rates of interest that we would pay to borrow funds on a fully collateralized basis over a similar term.

1
8

Supplemental cash flow information related to leases is as follows:

	Three Months Ended	Six Months Ended
(In thousands)	July 30, 2022	July 30, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$79	$162

	Three Months Ended	Six Months Ended
(In thousands)	July 31, 2021	July 31, 2021

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$93	$185
Note 13 – Accumulated Other Comprehensive Loss
The changes in the balance of accumulated other comprehensive loss (“AOCL”) by component are as follows:

(In thousands)	Foreign Currency Translation Adjustments	Cash Flow Hedges	Total
Balance at January 31, 2022	$(1,701)	$(47)	$(1,748)
Other Comprehensive Loss before reclassification	(1,368)	—	(1,368)
Amounts reclassified from AOCL to Earnings	—	32	32

Other Comprehensive Income (Loss)	(1,368)	32	(1,336)

Balance at July 30, 2022	$(3,069)	$(15)	$(3,084)

The amounts presented above in other comprehensive loss are net of taxes except for translation adjustments associated with our German, Danish and Shanghai subsidiaries.
Note 14 – Share-Based Compensation
We have one equity incentive plan from which we are authorized to grant equity awards, the AstroNova, Inc. 2018 Equity Incentive Plan (the “2018 Plan”). The 2018 Plan provides for, among other things, the issuance of awards, including incentive stock options, non-qualified
stock options, stock appreciation rights, time-based restricted stock units (“RSUs”), or performance-based restricted stock units (“PSUs”) and restricted stock awards (RSAs). The 2018 Plan authorizes the issuance of up to 950,000 shares of common stock, plus an additional number of shares equal to the number of shares subject to awards granted under previous equity incentive plans that are forfeited, canceled
, satisfied without the issuance of stock, otherwise terminated (other than by exercise), or, for shares of stock issued pursuant to any unvested award, that are reacquired by us at not more than the grantee’s purchase price (other than by exercise). Under the 2018 Plan, all awards to employees generally have a minimum vesting period of one year. Options granted under the 2018 Plan must be issued at an exercise price of not less than the fair market value of our common stock on the date of grant and expire after ten years. Under the 2018 Plan, there were 129,363 unvested RSUs; 128,793 unvested PSUs; 21,172 unvested RSAs and options to purchase an aggregate of 135,500 shares outstanding as of July 30, 2022.
In addition to the 2018 Plan, we previously granted equity awards under our 2015 Equity Incentive Plan (the “2015 Plan”) and our 2007 Equity Incentive Plan (the “2007 Plan”). No new awards may be issued under either the 2007 or 2015 plans, but outstanding awards will continue to be governed by those plans. As of July 30, 2022, options to purchase an aggregate of 308,274 shares were outstanding under the 2007 Plan and options to purchase an aggregate of 135,325 shares were outstanding under the 2015 Plan.
We also have a
Non-Employee
Director Annual Compensation Program (the “Program”), under which each of our non-employee
directors automatically receives a grant of restricted stock on the date of their re-election
to our board of directors. The number of whole shares granted is equal to the number calculated by dividing the stock component of the director compensation amount determined by the compensation committee for that year by the fair market value of our stock on that day. The value of the restricted stock award for fiscal 2023 is $65,000. Shares of restricted stock granted under the Program become vested on the first anniversary of the date of grant, conditioned upon the recipient’s continued service on our board of directors through that date.

1
9

Share-based compensation expense was recognized as follows:

	Three Months Ended		Six Months Ended
(In thousands)	July 30, 2022	July 31, 2021	July 30, 2022	July 31, 2021
Stock Options	$1	$57	$7	$162
Restricted Stock Awards and Restricted Stock Units	234	408	562	778
Employee Stock Purchase Plan	—	4	3	7

Total	$235	$469	$572	$947

Stock Options

Aggregated information regarding stock option activity for the six months ended July 30, 2022 is summarized below:

	Number of Options	Weighted Average Exercise Price
Outstanding at January 31, 2022	598,043	$14.67
Exercised	(11,444)	9.51
Forfeited	(5,100)	15.38
Expired	(2,400)	8.09

Outstanding at July 31, 2021	579,099	$14.79

Set forth below is a summary of options outstanding at July 30, 2022:

Outstanding				Exercisable
Range of Exercise prices	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Number of Options	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Life

$5.00-10.00	25,000	$7.91	0.1	25,000	$7.91	0.1
$10.01-15.00	339,549	$13.62	3.4	340,549	$13.62	3.4
$15.01-20.00	214,550	$17.45	5.3	214,550	$17.45	5.3

	579,099	$14.79	4.0	579,099	$14.79	4.0

There were no stock options granted in either fiscal 2022 or during the six months ended July 30, 2022, and as of July 30
,
2022, there was
no
unrecognized compensation expense related to stock options.
Restricted Stock Units (RSUs) and Restricted Stock Awards (RSAs)
Aggregated information regarding RSU and RSA activity for the six months ended July 30, 2022 is summarized below:

	RSAs & RSUs	Weighted Average Grant Date Fair Value

Outstanding at January 31, 2022	199,342	$12.63
Granted	163,009	12.77
Vested	(81,923)	13.42
Forfeited	(1,100)	11.77

Outstanding at July 30, 2022	279,328	$12.48

As
of July 30, 2022, there was approximately $1.7 million of unrecognized compensation expense related to RSUs and RSAs which is expected to be recognized over a weighted average period of 1.2 years.

Employee Stock Purchase Plan
On June 7, 2022, we adopted the AstroNova Inc., 2022 Employee Stock Purchase Plan (“2022 ESPP”) to replace our previous Employee Stock Purchase Plan (the “Prior ESPP”). The 2022 ESPP allows eligible employees to purchase shares of common stock at a 15%
discount from fair value on the first or last day of an offering period, whichever is less. A total of 40,000
shares were reserved for issuance under this plan. No shares were purchased under the 2022 ESSP during the six month period ended July 30, 2022. During the six month periods ended July 30, 2022 and July 31, 2021, there were 1,550 and 3,899
shares, respectively, purchased under the Prior ESPP, and no additional purchases may be made under that plan. As of July 30, 2022
, 40,000 shares
 remain available for purchase under the 2022 ESPP.
Note 15 – Income Taxes
Our effective tax rates for the period are as follows:

	Three Months Ended	Six Months Ended
Fiscal 2023	27.4%	21.7%
Fiscal 2022	9.1%	5.8%
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
During the three months ended July 30, 2022, we recognized an income tax expense of $
0.2

million
. The effective tax rate in this period was directly impacted by our jurisdictional mix of earnings and a $13,000 tax expense relating to a revaluation of deferred taxes. During the three months ended July 31, 2021, we recognized an income tax expense of $0.7 million. The effective tax rate in this period was directly impacted by a $1.1 million tax benefit from the forgiveness of the PPP Loan, a $0.1 million tax benefit arising from a windfall related to our stock compensation and a $32,000 tax benefit related to return to provision adjustments from foreign tax returns filed in the quarter. The PPP Loan forgiveness recognized during the three months ended July 31, 2021, is excluded from federal taxable income under Section 1106(i) of the CARES Act
.
During the six months ended July 30, 2022, we recognized an income tax expense of $
0.3

million
. The effective tax rate in this period was directly impacted by our jurisdictional mix of earnings, a $38,000 tax benefit related to the expiration of the statute of limitations on previously uncertain tax positions, a $21,000
tax benefit arising from windfall tax expense related to our stock, and a $13,000 tax
expense relating to a revaluation of deferred taxes. During the six months ended July 31, 2021, we recognized an income tax expense of $0.5 million. The effective tax rate in this period was directly impacted by a $1.1 million tax benefit from the forgiveness of the PPP loan, a $0.3 million tax benefit related to the expiration of the statute of limitations on previously uncertain tax positions, a $0.1
million tax benefit arising from windfall tax expense related to our stock, and a $32,000
tax benefit related to return to provision adjustments from foreign tax returns filed in the year. The PPP loan forgiveness recognized during the six months ended July 31, 2021, is excluded from taxable income under Section 1106(i) of the CARES Act.

Note 16 – Segment Information
We report two segments: Product Identification (“PI”) and Test & Measurement (“T&M”). We evaluate segment performance based on the segment profit (loss) before corporate expenses.
Summarized below are the Revenue and Segment Operating Profit for each reporting segment:

	Three Months Ended				Six Months Ended
	Revenue		Segment Operating Profit		Revenue		Segment Operating Profit
(In thousands)	July 30, 2022	July 31, 2021	July 30, 2022	July 31, 2021	July 30, 2022	July 31, 2021	July 30, 2022	July 31, 2021

Product Identification	$23,382	$23,492	$1,644	$4,406	$45,106	$46,590	$3,058	$7,134
T&M	8,877	6,353	2,162	1,710	18,163	12,333	4,072	2,060

Total	$32,259	$29,845	3,806	6,116	$63,269	$58,923	7,130	9,194

Corporate Expenses			2,571	2,664			5,131	5,008

Operating Income			1,235	3,452			1,999	4,186
Other Income (Expense), Net			(431)	4,266			(710)	3,897

Income Before Income Taxes			804	7,718			1,289	8,083
Income Tax Provision			220	699			280	471

Net Income			$584	$7,019			$1,009	$7,612

2
2

Note 17 – Fair Value
Assets and Liabilities Not Recorded at Fair Value
Our long-term debt, including the current portion of long-term debt not reflected in the financial statements at fair value, is reflected in the table below:

	July 30, 2022
	Fair Value Measurement
(In thousands)	Level 1	Level 2	Level 3	Total	Carrying Value
Long-Term debt and related current maturities	$—	$—	$9,011	$9,011	$9,000

	January 31, 2022
	Fair Value Measurement
(In thousands)	Level 1	Level 2	Level 3	Total	Carrying Value

Long-Term debt and related current maturities	$—	$—	$9,255	$9,255	$9,250
The fair value of our long-term debt, including the current portion, is estimated by discounting the future cash flows using current interest rates at which similar loans with the same maturities would be made to borrowers with similar credit ratings and is classified as Level 3.
Note 18 – Subsequent Event
On

August
4
,
2022
, we acquired Astro Machine LLC (“Astro Machine”), an Elk Grove Village, Illinois-based manufacturer of printing equipment, including labelers, tabbers, conveyors, and envelope feeders for aggregate consideration of $
17.1
 million.
The
acquisition was accomplished pursuant to an Equity Interest Purchase Agreement dated as of August 4, 2022 (the “Purchase Agreement”) by and among us, GSND Holding Corporation (“GSND”), the parent company of Astro Machine, and Astro Machine. Pursuant to the Purchase Agreement, we purchased 100% of the issued and outstanding equity interests of Astro Machine from GSND for a purchase price, payable in cash, of $15.6 million. We obtained a representation and warranty insurance policy and placed $300,000 of the purchase price into an escrow account, which pursuant to the terms and conditions of the Purchase Agreement, are our sole recourse for breaches of representations and warranties by GSND. Upon the closing of the transaction, Astro Machine became a wholly owned subsidiary of AstroNova,
Inc.
This
transaction is a business combination and will be accounted for using the acquisition method. The purchase price of Astro Machine will be allocated to the tangible and intangible assets acquired and liabilities assumed based on their fair value at the acquisition date. Any excess of the purchase price over the fair value of the net identified assets acquired and liabilities assumed will be recorded as goodwill. Transaction costs related to the transaction will be expensed as incurred. We are currently preparing the valuations and other procedures necessary to determine the purchase price allocation and will record our initial fair value estimates and the results of operations of Astro Machine since the acquisition date in our condensed consolidated financial statement for the third quarter of fiscal 2023.
Concurrently
with the signing of the Purchase Agreement, our newly acquired subsidiary, Astro Machine, entered into a Purchase and Sale Agreement with Selak Real Estate Limited Partnership (“SRE”), pursuant to which Astro Machine purchased certain real property assets of SRE for a purchase price, paid in cash, of $1.5 mil
lion
. These real estate assets are comprised of a 34,460 square foot industrial manufacturing building (including offices) on 1.26 acres of land which is Astro Machine’s principal place of business.
In connection with the purchase of Astro Machine, on August 4, 2022, we entered into a Second Amendment to Amended and Restated Credit Agreement (the “Second Amendment”) with the Lender. The Second Amendment amended the Existing Credit Agreement (the “Amended Credit Agreement”).
The
 Amended Credit Agreement provides for (i) a new term loan in the principal amount of $6.0 million, which term loan is in addition to the existing term loan outstanding under the Existing Credit Agreement in the principal amount of $9.0 million as of the effective date of the Second Amendment, and (ii) an increase in the aggregate principal amount of the revolving credit facility available from $22.5 million to $25.0 million. At the closing of the Second Amendment, we borrowed the entire $6.0 million term loan and $12.4 million under the revolving credit facility, and the proceeds of such borrowings were used in part to pay the purchase price payable under the Purchase Agreement and certain related transaction costs. We have since repaid $1.0 million of the amount borrowed under the revolving credit facility.

The Amended Credit Agreement requires that the term loan be paid in quarterly installments on the last day of each of our
fiscal quarters over the term of the Amended Credit Agreement. The entire remaining principal balance of the term loan is required to be paid on August 4, 2027.

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

•
Product Identification (“PI”) – offers color and monochromatic digital label printers, direct-to-package
printers and custom OEM printers. PI also provides software to design, manage and print labeling and packaging images locally and across networked printing systems, as well as all related printing supplies such as pressure-sensitive labels, tags, inks, toners and thermal transfer ribbons used by digital printers. PI also provides on-site
and remote service, spare parts and various service contracts.

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
On August 4, 2022, we completed the acquisition of Astro Machine, an Elk Grove Village, Illinois-based manufacturer of printing equipment, including labelers, tabbers, conveyors, and envelope feeders for aggregate consideration of $17.1 million. Astro Machine will be reported as part of our Product Identification segment beginning with the third quarter of fiscal 2023. Refer to Note 18, “Subsequent Event,” in our condensed consolidated financial statements included elsewhere in this report.

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
Since the
COVID-19
pandemic began we have experienced difficulties in obtaining raw materials and components for our products. Some of the structural dislocations in the global economy caused by the pandemic are deepening and prolonging these difficulties. We have had to incur additional costs, such as expedited and express shipping fees (i.e., air rather than ocean freight). These difficulties have also negatively impacted our efficiency, delayed shipments, and caused product shortages
.
We are currently monitoring the worldwide delays in transit time as freight carriers continue to experience significant delays in overseas shipments. We are addressing these issues through long-range planning and procuring higher inventory on severely allocated items to help mitigate potential shortages whenever practicable. We are also monitoring and reacting to extended lead times on electronic components and utilizing a variety of strategies, including blanket orders, vendor-bonded inventories, extended commitments to our supply base, and seeking alternative suppliers. Additionally, we have taken actions to increase regular contact with our essential vendors and increased our forecasting horizon for our products to help us better manage our supply chain. In some cases, we are working with our vendors to help them procure components. Our strategies to counteract the impact of the pandemic and the related supply chain dislocations have significantly increased the amount of inventory we maintain to support our product sales. We have also experienced several situations where component shortages and scarcity have required us to pay significantly higher costs to obtain those components, particularly electronic components and circuit board assemblies. We will continue to monitor our supply chain going forward and update our mitigation strategies as we determine appropriate. We are not able to predict how current supply chain difficulties will develop in the future, and if the steps we are taking are not effective, it could have a material adverse impact on our results of operations.
Product Identification Update
Our Product Identification business has been negatively impacted by the
COVID-19
pandemic because our ability to meet with customers to demonstrate our products at trade shows and on-site
in their facilities has been curtailed. We have partially countered this through a variety of virtual, online selling and digital marketing strategies, but the degree to which this will be successful to mitigate the lack of face-to-face
selling is unclear.
Test & Measurement Update
The aerospace industry, which we serve through our aerospace product line, has also been significantly disrupted by the
COVID-19
pandemic, both inside and outside of the United States because of the severe decline in the demand for air travel and aircraft and a general curtailment of aircraft production rates. This has had a material adverse impact on our financial results. While air travel demand appears to have substantially recovered, it remains unclear whether and to what extent recent aircraft production demand increases will continue. The secondary impacts of the demand decline and resulting financial losses on the economic structure of the airline industry could become a negative factor for demand for aircraft due to industry consolidation. Individually or in combination, these factors may continue to have a material adverse impact on our business operations and financial results.

Results of Operations
Three Months Ended July 30, 2022 vs. Three Months Ended July 31, 2021
Revenue by segment and current quarter percentage change over the prior year for the three months ended July 30, 2022 and July 31, 2021 were:

(Dollars in thousands)	July 30, 2022	As a % of Revenue	July 31, 2021	As a % of Revenue	% Change Compared to Prior Year
Product Identification	$23,382	72.5%	$23,492	78.7%	(0.5)%
T&M	8,877	27.5%	6,353	21.3%	39.7%

Total	$32,259	100.0%	$29,845	100.0%	8.1%

Revenue for the current quarter was $32.3 million, representing an 8.1% increase compared to the prior year’s second quarter revenue of $29.8 million. Revenue through domestic channels for the second quarter of the current year was $19.0 million, an increase of 10.8% from the prior year’s second quarter. International revenue for the second quarter of the current year was $13.2 million, representing 41.0% of our second quarter revenue and reflecting a 4.4% increase from the previous year’s second quarter. Current year’s second quarter international revenue includes an unfavorable foreign exchange rate impact of $1.1 million.
Hardware revenue in the current quarter was $8.6 million, a 9.6% increase compared to the prior year’s second quarter revenue of $7.9 million. The increase is mainly attributable to the T&M segment, as hardware revenue for that segment increased 22.4% compared to the second quarter of the prior year. The increase in T&M segment hardware sales primarily resulted from an increase in sales of the aerospace printer product line. The increase in current quarter hardware sales was partially offset by an overall 3.3% decrease in hardware sales in the PI segment, as well as a decrease in sales of certain data recorders in the T&M product group.
Supplies revenue in the current quarter was $19.2 million, a 2.6% increase compared to the prior year’s second quarter supplies revenue of $18.7 million. The increase in the current quarter is primarily attributable to the higher paper supplies sales in the aerospace product group in the T&M segment and to a lesser extent, the overall increased revenue from PI segment supply sales.
Service and other revenues of $4.5 million in the current quarter increased 35.5% compared to second quarter revenue of $3.3 million in the prior year. The increase is due primarily to increased part sales and repair revenue related to the aerospace printer product line in the T&M segment, slightly offset by an overall decrease in parts sales and repair revenue in the Product Identification segment.
Current year second quarter gross profit was $11.4 million, a 10.5% decrease compared to the prior year’s second quarter gross profit of $12.7 million. Our current quarter gross profit margin of 35.3% reflects a 7.3 percentage point decrease from the prior year’s second quarter gross profit margin of 42.6%. The lower gross profit and related profit margin for the current quarter compared to the prior year’s second quarter is primarily attributable to increased manufacturing and period costs and the impact of the employee retention credit (“ERC”), a refundable tax credit against certain employer taxes as provided under the CARES Act, which reduced manufacturing payroll taxes, a component of cost of revenue, by $1.7 million in the second quarter of the prior year.
Operating expenses for the current quarter were $10.1 million, a 9.5% increase compared to the prior year’s second quarter operating expenses of $9.3 million. Specifically, current quarter selling and marketing expenses were $6.0 million, an 18.2% increase compared to the second quarter of the prior year. The increase in the current quarter’s selling and marketing expenses was primarily due to an increase in payroll taxes in the second quarter of the current year as compared to the prior year’s second quarter payroll taxes which were decreased by $0.8 million by the ERC. The current quarter’s increase in selling and marketing expenses was also impacted by an increase in employee wages and travel and entertainment expenses, partially offset by a decrease in employee bonuses. Current quarter general and administrative expenses were $2.6 million, a 3.5% decrease compared to the second quarter of the prior year. The decrease in general and administrative expenses for the current quarter was primarily due to a decrease in employee bonuses and share based compensation expense. This decrease was partially offset by an increase in payroll taxes in the second quarter of the current year as compared to the prior year’s second quarter which decreased $0.3 million due to the ERC and an increase in current quarter outside service expenses. Research and development (“R&D”) expenses were $1.6 million in the current quarter, a 3.6% increase compared to the second quarter of the prior year. The current quarter increase is primarily due to higher employee wages and the impact of the ERC, which reduced manufacturing payroll taxes in the amount of $0.3 million in the second quarter of the prior year. The current quarter’s increase in R&D was partially offset by a decrease in employee bonuses and supply expenses. R&D spending as a percentage of revenue for the current quarter is 4.9% compared to 5.2% for the same period of the prior year.

Other expense in the second quarter of the current year was $0.4 million compared to other income of $4.3 million in the second quarter of the prior year. Current quarter other expense includes interest expense on debt and line of credit of $0.2 million and a net foreign exchange loss of $0.2 million. Other income for the second quarter of the prior year included $4.5 million related to the forgiveness of our PPP Loan and a net foreign exchange gain of $0.1 million, partially offset by interest expense on debt of $0.2 million and other expense of $0.1 million.
The provision for federal, state and foreign income taxes for the second quarter of the current year is $0.2 million, resulting in an effective tax rate of 27.4%. This compares to the prior year’s second quarter tax provision of $0.7 million, resulting in an effective tax rate of 9.1%. This rate was impacted by a $1.1 million tax benefit from the forgiveness of the PPP loan.
We reported net income of $0.6 million or $0.08 per diluted share for the second quarter of the current year. Net income for the prior year’s second quarter was $7.0 million or $0.96 per diluted share. Prior year second quarter results were impacted by income of $4.5 million ($4.4 million net of tax or $0.60 per diluted share) related to the gain on extinguishment of debt for the PPP Loan forgiveness and income of $3.1 million ($2.4 million net of tax or $0.32 per diluted share) related to the ERC. Return on revenue was 1.8% for the current quarter of fiscal 2023 compared to 23.5% for the prior year’s second quarter.
Six Months Ended July 30, 2022 vs. Six Months Ended July 31, 2021
Revenue by segment and current period percentage change over the prior year for the six months ended July 30, 2022 and July 31, 2021 were:

(Dollars in thousands)	July 30, 2022	As a % of Revenue	July 31, 2021	As a % of Revenue	% Change Compared to Prior Year
Product Identification	$45,106	71.3%	$46,590	79.1%	(3.2)%
T&M	18,163	28.7%	12,333	20.9%	47.3%

Total	$63,269	100.0%	$58,923	100.0%	7.4%

Revenue for the first six months of the current year was $63.3 million, representing a 7.4% increase compared to the previous year’s first six months revenue. Revenue through domestic channels for the first half of the current year was $38.7 million, an increase of 14.2% from prior year’s domestic revenue of $33.9 million. International revenue for the first six months of the current year was $24.6 million, a 1.9% decrease from the previous year’s international revenue of $25.0 million. International revenue for the first six months of the current year reflected an unfavorable foreign exchange rate impact of $1.6 million.
Hardware revenue in the first six months of the current year was $17.9 million, a 15.5% increase compared to the prior year’s first six months hardware revenue of $15.5 million. The increase in hardware revenue is primarily due to a 45.4% increase in hardware sales in the T&M segment primarily attributable to higher aerospace printer and data recorder product line sales. The increase in current year revenue was partially offset by an overall decline in hardware sales in the PI segment.
Supplies revenue in the first half of the current year was $37.1 million, representing a 0.6% increase over the prior year’s first six months supplies revenue of $36.9 million. The increase in the current year’s supply revenue is primarily due to the increase in sales of aerospace product group paper supplies in the T&M segment partially offset by an overall decline in supplies sales in the PI segment.
Service and other revenues were $8.2 million in the first six months of the current year, a 26.3% increase compared to the prior year’s first six months service and other revenues of $6.5 million. The increase is due primarily to overall increased repair and parts revenue in the T&M segment, partially offset by a decline in repair and parts sales in the PI segment.
Current year first six months gross profit was $22.1 million, a 6.3% decrease from the prior year’s first six months gross profit of $23.6 million. Our gross profit margin of 34.9% in the current year reflects a 4.8 percentage point decrease from the prior year’s first six months gross profit margin of 40.1%. The lower gross profit and related profit margin for the current year compared to the prior year is primarily attributable to increased manufacturing and period costs and the impact of the ERC, which reduced manufacturing payroll taxes, a component of cost of revenue, in the amount of $1.7 million in the second quarter of the prior year.

Operating expenses for the first six months of the current fiscal year were $20.1 million, a 3.6% increase compared to the prior year’s first six months operating expenses of $19.4 million. Selling and marketing expenses for the current year of $11.9 million increased by 6.4% compared to the previous year’s first six months primarily due to an increase in payroll taxes in the second quarter of the current year related to the ERC, which reduced payroll taxes in the amount of $0.8 million in the second quarter of the prior year, as well as the current year increase in employee wages and benefits and travel and entertainment expense. The current year increase in selling and marketing expenses was partially offset by a decrease in employee bonuses. General and administrative expenses increased 2.5% to $5.1 million in the first six months of the current year compared to $5.0 million in the first six months of the prior year, primarily due to an increase in payroll taxes in the second quarter of the current year related to the ERC which reduced payroll taxes in the amount of $0.3 million in the second quarter of the prior year. Also contributing to the current year increase was an increase in outside service and depreciation expense, partially offset by a decrease in employee bonuses, share based compensation and advertising expenses. R&D spending in the first six months of the current year was $3.1 million, a 4.2% decrease compared to the prior year’s first six months spend of $3.3 million primarily due to a decrease in employee bonuses and supplies expenses partially offset by increases in employee wages, outside consulting fees and the impact of the ERC, which reduced manufacturing payroll taxes in the amount of $0.3 million in the second quarter of the prior year. Current year spending on R&D represents 4.9% of revenue compared to the prior year’s first six months level of 5.5%.
Other expense during the first six months of the current year was $0.7 million compared to other income of $3.9 million in the first six months of the previous year. Current year other expense includes interest expense on debt and the line of credit of $0.4 million, net foreign exchange loss of $0.4 million, offset by other income of $0.1 million. Other income for the first six months of the prior year included $4.5 million related to the forgiveness of our PPP Loan, partially offset by interest expense on debt of $0.4 million, net foreign exchange loss of $0.1 million, and other expense of $0.1 million.
We recognized $0.3 million of income tax expense for the first six months of the current fiscal year, resulting in an effective tax rate of 21.7%. We recognized $0.5 million of income tax expense for the first six months of the prior fiscal year, which reflects a $1.1 million tax benefit from the forgiveness of our PPP Loan, and results in a 5.8% effective tax rate.
We reported net income of $1.0 million, or $0.14 per diluted share, for the first six months of the current year. On a comparable basis, net income for the prior year’s first six months was $7.6 million, or $1.04 per diluted share. The results for the prior period were impacted by income of $4.5 million ($4.4 million net of tax or $0.61 per diluted share) related to the forgiveness of our PPP Loan and income of $3.1 million ($2.4 million net of tax or $0.33 per diluted share) related to the ERC. Return on revenue was 1.6% for the first six months of fiscal 2023 compared to 12.9% for the first six months of fiscal 2022.
Segment Analysis
We report two segments: Product Identification and Test & Measurement and evaluate segment performance based on the segment profit before corporate and financial administration expenses. Summarized below are the Revenue and Segment Operating Profit for each reporting segment:

	Three Months Ended				Six Months Ended
	Revenue		Segment Operating Profit		Revenue		Segment Operating Profit
(In thousands)	July 30, 2022	July 31, 2021	July 30, 2022	July 31, 2021	July 30, 2022	July 31, 2021	July 30, 2022	July 31, 2021
Product Identification	$23,382	$23,492	$1,644	$4,406	$45,106	$46,590	$3,058	$7,134
T&M	8,877	6,353	2,162	1,710	18,163	12,333	4,072	2,060

Total	$32,259	$29,845	3,806	6,116	$63,269	$58,923	7,130	9,194

Corporate Expenses			2,571	2,664			5,131	5,008

Operating Income			1,235	3,452			1,999	4,186
Other Income (Expense), Net			(431)	4,266			(710)	3,897

Income Before Income Taxes			804	7,718			1,289	8,083
Income Tax Provision			220	699			280	471

Net Income			$584	$7,019			$1,009	$7,612

Product Identification
Revenue from the Product Identification segment decreased 0.5% in the second quarter of the current year, with revenue of $23.4 million compared to $23.5 million in the same period of the prior year. The slight overall decrease in current quarter revenue is due to a $0.3 million decrease in printer and part sales, offset by a $0.2 million increase in supply sales. Product Identification’s current quarter segment operating profit was $1.6 million, reflecting a profit margin of 7.0% and compares to the prior year’s second quarter segment profit of $4.4 million and related profit margin of 18.8%. The primary reason for the decline in operating margin is that the prior year’s second quarter included $1.4 million in net ERC related payroll tax credits that reduced manufacturing and operating costs. Excluding the impact of the ERC, the current year’s second quarter segment operating margin was also lower due to a slightly unfavorable sales mix, the effect on manufacturing and period costs of higher labor and supply chain costs, higher trade show and travel expenses, increased expense provisions for printers used for product demonstrations, and higher warranty and service charges related to mitigating defective ink damage to some of our installed printers.
Revenue from the Product Identification segment decreased 3.2% to $45.1 million in the first six months of the current year from $46.6 million in the same period of the prior year. The current year’s decrease is primarily due to an overall decrease in sales of hardware and supplies in this segment offset by increased sales of certain printer products and an increase in supply sales of ink jet products. Product Identification’s current year segment operating profit was $3.1 million with a profit margin of 6.8%, compared to the prior year’s segment operating profit of $7.1 million and related profit margin of 15.3%. The primary reason for the decline in operating margin is that the same period for the prior year included $1.4 million in net ERC related payroll tax credits that reduced manufacturing and operating costs. Excluding the impact of the ERC, the current year’s second quarter segment operating margin was also lower due to a slightly unfavorable sales mix, the effect on manufacturing and period costs of higher labor and supply chain costs, higher trade show and travel expenses, increased expense provisions for printers used for product demonstrations, and higher warranty and service charges related to mitigating defective ink damage to some of our installed printers.
Test & Measurement—T&M
Revenue from the T&M segment was $8.9 million for the second quarter of the current fiscal year, representing a 39.7% increase compared to revenue of $6.4 million for the same period in the prior year. The increase in revenue for the current quarter was primarily attributable to the significantly higher volume of aerospace product group repairs and parts revenue and higher cockpit printer revenue and, to a lesser extent, increased paper sales. These increases are due to the rebound in air travel as the impact of COVID-19 lessens, and the increase in demand for new aircraft. The revenue increase for the second quarter is partially offset by the decline in the current quarter TMX hardware sales in T&M data acquisition products. T&M’s second quarter segment operating profit was $2.2 million, reflecting a profit margin of 24.4%, compared to the prior year’s segment operating profit of $1.7 million and related operating margin of 26.9%. Prior year’s second quarter included the impact of $0.8 million in net ERC related payroll tax credits that reduced manufacturing and operating costs. Excluding the impact of the ERC, the increase in segment operating profit was a result of slightly lower selling and marketing costs, the impact on gross margins of increased operating leverage on higher revenues, and a much more favorable mix of higher margin parts and repair revenues. However, these favorable impacts were significantly negatively offset by considerably higher component costs in certain aerospace printer models.
Revenue from the T&M segment was $18.2 million for the first six months of the current fiscal year, a 47.3% increase compared to sales of $12.3 million for the same period in the prior year. The increase in revenue for the current year was primarily attributable to higher cockpit printer revenue, significantly higher volume of aerospace product group repairs and parts revenue and, to a lesser extent, increased paper sales. These increases are due to the rebound in air travel as the impact of COVID-19 lessens, and the increase in demand for new aircraft. The current year’s increase in revenue is partially offset by the decline in current year TMX hardware sales in T&M data acquisition products. The segment’s first six months operating profit of $4.1 million resulted in a 22.4% profit margin compared to the prior year’s segment operating profit of $2.1 million and related operating margin of 16.7%. Prior year included the impact of $0.8 million in net ERC related payroll tax credits that reduced manufacturing and operating costs. Excluding the impact of the ERC, the increase in segment operating profit and margin was a result of slightly lower selling and marketing costs, the impact on gross margins of increased operating leverage on higher revenues, and a much more favorable mix of higher margin parts and repair revenues. However, these favorable impacts were significantly negatively offset by considerably higher component costs in certain aerospace printer models.
Financial Condition, Liquidity and Capital Resources
Overview
Historically, our primary sources of short-term liquidity have been cash generated from operating activities and borrowings under our revolving credit facility. These sources have also usually funded the majority of our capital expenditures and contractual contingent consideration obligations. We have funded acquisitions by borrowing under bank loan facilities.

On March 24, 2021, we entered into a First Amendment to our Amended & Restated Credit Agreement (the “Existing Credit Agreement”) with Bank of America, N.A., as lender (the “Lender”), and our subsidiaries, ANI ApS and TrojanLabel. The Amended & Restated Credit Agreement, which we entered into on July 30, 2020, amended and restated the Credit Agreement dated as of February 28, 2017, by and among us, ANI ApS and TrojanLabel and the Lender.
The Existing Credit Agreement provides for (i) a term loan in the principal amount of $10.0 million and (ii) a $22.5 million revolving credit facility available for general corporate purposes. At the closing of the First Amendment, we borrowed the entire $10.0 million term loan which was used to refinance in full the outstanding term loan under the Amended & Restated Credit Agreement. Under the Existing Credit Agreement, revolving credit loans may continue to be borrowed, at our option, in U.S. Dollars or, subject to certain conditions, Euros, British Pounds, Canadian Dollars or Danish Kroner.
While we expected that as a result of the impact of the
COVID-19
pandemic, some of our customers would experience liquidity pressure and be unable to pay us for products on a timely basis, in general, our recent receivables collection experience has been consistent with our historical experience and a significant deterioration in receivables collection has not occurred.
In response to the
COVID-19
pandemic and related economic dislocation, we have implemented and will continue to implement a variety of expense reduction and cash preservation initiatives. On April 27, 2020, our board of directors suspended our quarterly cash dividend beginning with the second quarter of our fiscal year 2021.
At July 30, 2022, our cash and cash equivalents were $4.3 million. During the first six months of the current year, we borrowed $4.5 million on our revolving line of credit, and at July 30, 2022, we had $18.0 million available for borrowing under that facility. We believe that our available cash and credit facilities combined with our cash generated from operations will be sufficient to support our operating requirements including our capital expenditure commitments.
Indebtedness
Term Loan
The Existing Credit Agreement requires that the term loan be paid in quarterly installments on the last day of each of our fiscal quarters with the final payment due on September 30, 2025. We may voluntarily prepay the term loan, in whole or in part, from time to time without premium or penalty (other than customary breakage costs, if applicable). We may repay borrowings under the revolving credit facility at any time without premium or penalty (other than customary breakage costs, if applicable), but in any event no later than September 30, 2025, at which time any outstanding revolving loans will be due and payable in full, and the revolving credit facility will terminate. We may reduce or terminate the revolving line of credit at any time, subject to certain thresholds and conditions, without premium or penalty.
The Existing Credit Agreement includes an uncommitted accordion provision under which the term loan and/or revolving credit facility commitments may be increased in an aggregate principal amount not exceeding $10.0 million, subject to obtaining the agreement of the Lender and the satisfaction of certain other conditions.
The loans under the Existing Credit Agreement are subject to certain mandatory prepayments, subject to various exceptions, from (a) net cash proceeds from certain dispositions of property, (b) net cash proceeds from certain issuances of equity, (c) net cash proceeds from certain issuances of additional debt and (d) net cash proceeds from certain extraordinary receipts.
Amounts repaid under the revolving credit facility may be reborrowed, subject to continued compliance with the Existing Credit Agreement. No amount of the term loan that is repaid may be reborrowed.
The interest rates under the Existing Credit Agreement, as amended by the December 14, 2021 LIBOR Transition Amendment, are as follows: the term loan and revolving credit loans bear interest at a rate per annum equal to, at our option, either (a) the BSBY Rate as defined in the LIBOR Amendment (or in the case of revolving credit loans denominated in Pounds Sterling, Euros or another currency other than U.S. Dollars, the SONIA Rate as defined in the LIBOR Amendment, EURIOBOR Rate as defined in the LIBOR Amendment, or the applicable quoted rate, respectively), plus a margin that varies within a range of 1.60% to 2.30% based on our consolidated leverage ratio, or (b) a fluctuating reference rate equal to the highest of (i) the federal fund rate plus 0.50%, (ii) Bank of America’s publicly announced prime rate, (iii) the BSBY Rate, SONIA Rate, EURIBOR Rate or other applicable quoted rate plus 1.00% or (iv) 0.50%, plus a margin that varies within a range of 0.60% to 1.30% based on our consolidated leverage ratio. In addition to certain other fees and expenses that we are required to pay to the Lender, we are required to pay a commitment fee on the undrawn portion of the revolving credit facility that varies within a range of 0.15% and 0.30% based on our consolidated leverage ratio.

We must comply with various customary financial and
non-financial
covenants under the Existing Credit Agreement. The financial covenants under the Existing Credit Agreement consist of a maximum consolidated leverage ratio and a minimum consolidated fixed charge coverage ratio. The minimum EBITDA, minimum consolidated asset coverage ratio, minimum liquidity and maximum capital expenditures covenants with which we were required to comply under the A&R Credit Agreement were eliminated by the First Amendment. The primary non-financial
covenants limit our and our subsidiaries’ ability to incur future indebtedness, to place liens on assets, to pay dividends or distributions on their capital stock, to repurchase or acquire their capital stock, to conduct mergers or acquisitions, to sell assets, to alter their capital structure, to make investments and loans, to change the nature of their business, and to prepay subordinated indebtedness, in each case subject to certain exceptions and thresholds as set forth in the Existing Credit Agreement, certain of which provisions were modified by the First Amendment.
The Lender is entitled to accelerate repayment of the loans and to terminate its revolving credit commitment under the Existing Credit Agreement upon the occurrence of any of various customary events of default, which include, among other events, the following (which are subject, in some cases, to certain grace periods): failure to pay when due any principal, interest or other amounts in respect of the loans, breach of any of our covenants or representations under the loan documents, default under any other of our or our subsidiaries’ significant indebtedness agreements, a bankruptcy, insolvency or similar event with respect to us or any of our subsidiaries, a significant unsatisfied judgment against us or any of our subsidiaries, or a change of control.
Our obligations under the Existing Credit Agreement continue to be secured by substantially all of our personal property assets (including a pledge of the equity interests held by our wholly-owned Danish subsidiary, ANI ApS), in our wholly-owned German subsidiary AstroNova GmbH, and in our wholly-owned French subsidiary AstroNova SAS), subject to certain exceptions, and by a mortgage on our owned real property in West Warwick, Rhode Island. Pursuant to the First Amendment, the guarantees of our obligations under the Amended & Restated Credit Agreement that were previously provided by ANI ApS and TrojanLabel were released.
Subsequent Event – Credit Agreement
In connection with the purchase of Astro Machine, on August 4, 2022, we entered into a Second Amendment to the Amended and Restated Credit Agreement (the “Second Amendment”) the Lender. The Second Amendment amended the Existing Credit Agreement (the “Amended Credit Agreement”).
The Amended Credit Agreement provides for (i) a new term loan in the principal amount of $6.0 million, which term loan is in addition to the existing term loan outstanding under the Existing Credit Agreement in the principal amount of $9.0 million as of the effective date of the Second Amendment, and (ii) an increase in the aggregate principal amount of the revolving credit facility available to us from $22.5 million to $25.0 million. At the closing of the Second Amendment, we borrowed the entire $6.0 million term loan and $12.4 million under the revolving credit facility, and the proceeds of such borrowings were used in part to pay the purchase price payable under the Purchase Agreement and certain related transaction costs. We have since repaid $1.0 million of the amount borrowed under the revolving credit facility.
The Amended Credit Agreement requires that the term loan be paid in quarterly installments on the last day of each of our fiscal quarters over the term of the Amended Credit Agreement on the following repayment schedule: the principal amount of each quarterly installment required to be paid on the last day of each of our fiscal quarters ending on or about October 31, 2022 through July 31, 2023 is $375,000; and the principal amount of each quarterly installment required to be paid on the last day of each of our fiscal quarters ending on or about October 31, 2023 through April 30, 2027 is $675,000. The entire remaining principal balance of the term loan is required to be paid on August 4, 2027. We may voluntarily prepay the term loan, in whole or in part, from time to time without premium or penalty (other than customary breakage costs, if applicable). We may repay borrowings under the revolving credit facility at any time without premium or penalty (other than customary breakage costs, if applicable), but in any event no later than August 4, 2027, and any outstanding revolving loans thereunder will be due and payable in full, and the revolving credit facility will terminate, on such date. We may reduce or terminate the revolving line of credit at any time, subject to certain thresholds and conditions, without premium or penalty.
The interest rates under the Amended Credit Agreement are as follows: the term loan and revolving credit loans bear interest at a rate per annum equal to, at our option, either (a) the BSBY Rate as defined in the Amended Credit Agreement (or, in the case of revolving credit loans denominated in a currency other than U.S. Dollars, the applicable quoted rate), plus a margin that varies within a range of 1.60% to 2.50% based on our consolidated leverage ratio, or (b) a fluctuating reference rate equal to the highest of (i) the federal fund rate plus 0.50%, (ii) Bank of America’s publicly announced prime rate, (iii) the BSBY Rate plus 1.00%, or (iv) 0.50%, plus a margin that varies within a range of 0.60% to 1.50% based on our consolidated leverage ratio. In addition to certain other fees and expenses that we are required to pay to the Lender, we are required to pay a commitment fee on the undrawn portion of the revolving credit facility that varies within a range of 0.15% and 0.35% based on our consolidated leverage ratio.

We must comply with various customary financial and
non-financial
covenants under the Amended Credit Agreement. The financial covenants under the Amended Credit Agreement consist of a maximum consolidated leverage ratio, a minimum consolidated fixed charge coverage ratio and a minimum consolidated asset coverage ratio. The primary non-financial
covenants limit our and our subsidiaries’ ability to incur future indebtedness, to place liens on assets, to pay dividends or distributions on their capital stock, to repurchase or acquire their capital stock, to conduct mergers or acquisitions, to sell assets, to alter their capital structure, to make investments and loans, to change the nature of their business, and to prepay subordinated indebtedness, in each case subject to certain exceptions and thresholds as set forth in the Amended Credit Agreement, certain of which provisions were modified by the Second Amendment.
Our obligations under the Amended Credit Agreement continue to be secured by substantially all of our personal property assets (including a pledge of the equity interests we hold in ANI ApS, AstroNova GmbH and AstroNova SAS), subject to certain exceptions, and by a mortgage on our owned real property in West Warwick, Rhode Island, and are guaranteed by, and secured by substantially all of the personal property assets of, Astro Machine.
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
On June 15, 2021, Greenwood notified us that the SBA approved our application for forgiveness of the entire $4.4 million principal balance of our PPP Loan and all accrued interest thereon. As a result, we recorded a $4.5 million gain on extinguishment of debt in Other Income (Expense) in our condensed consolidated income statement for the three and six months ended July 31, 2021.
Cash Flow
Our statements of cash flows for the six months ended July 30, 2022 and July 31, 2021 are included on page 7 of this report. Net cash used by operating activities was $3.8 million for the first six months of fiscal 2023 compared to cash provided of $5.5 million for the same period of the previous year. The increase in net cash used by operations for the first six months of the current year is primarily cash used by working capital, as the combination of changes in accounts receivable, inventory, income taxes payable, accounts payable and accrued expenses decreased cash by $10.3 million for the first six months of fiscal 2022, compared to an increase to cash of $2.7 million for the same period in fiscal 2022. The decrease in cash used by operations for the first six months of fiscal 2023 was partially offset by the $3.1 million of ERC receivable received in the first quarter of the current year.
Our accounts receivable balance increased to $17.4 million at the end of the second quarter compared to $17.1 million at year end. Days sales outstanding for the six months of fiscal 2023 is 46 compared to 45 days at prior year end.

The inventory balance was $41.7 million at the end of the second quarter of fiscal 2023, a $7.1 million increase compared to $34.6 million at year end. The increase in our inventory balance is primarily due to difficulty in the supply chain environment, including long lead times to obtain components and supplies which has required us to increase our component and supply buffer stock to support the demands of our customers in our PI segment. We have also experienced increased inventory levels related to our T&M products to maintain our targeted inventory levels as a result of increased sales in that segment and part shortage issues. Inventory days on hand increased to 180 days at the end of the current quarter from 156 days at the prior year end.
The net cash position at July 30, 2022 was $4.3 million compared to the year end balance of $5.3 million. The decrease in the cash balance includes the impact of cash used from the working capital accounts, as discussed above. Additional cash outflows during the first six months of fiscal 2023 included principal payments on the long-term debt and the guaranteed royalty obligation of $0.3 million and $1.0 million, respectively, and cash used to acquire property, plant and equipment of $0.2 million, partially offset by current year borrowing under the revolving credit facility of $4.5 million.
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
This Quarterly Report on Form
10-Q
may contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are not statements of historical fact, but rather reflect our current expectations concerning future events and results. We generally use the words “believes,” “expects,” “intends,” “plans,” “anticipates,” “likely,” “continues,” “may,” “will,” and similar expressions to identify forward-looking statements. Such forward-looking statements, including those concerning our expectations, involve risks, uncertainties and other factors, some of which are beyond our control, which may cause our actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements. Factors which could cause actual results to differ materially from those anticipated include, but are not limited to (a) general economic, financial, industry and business conditions; (b) the impact of the ongoing
COVID-19
pandemic on us, our customers, our suppliers and the global economy; (c) declining demand in the test and measurement markets, especially defense and aerospace; (d) our ability to develop and introduce new products and achieve market acceptance of these products; (e) our dependence on contract manufactures and/or single or limited source suppliers; (f) competition in the specialty printer or data acquisition industries; (g) our ability to obtain adequate pricing for our products and control our cost structure; (h) our ability to adequately enforce and protect our intellectual property, defend against assertions of infringement or loss of certain licenses; (i) the risk of incurring liabilities as a result of installed product failures due to design or manufacturing defects (j) the risk of a material security breach of our information technology system or cybersecurity attack impacting our business and our relationship with customers; (k) our ability to attract, develop and retain key employees; (l) economic, political and other risks associated with international sales and operations and the impact of changes in foreign currency exchange rates on the results of operations; (m) changes in tax rates or exposure to additional income tax liabilities; (n) our ability to comply with our current credit agreement or secure alternative financing and to otherwise manage our indebtedness; (o) our ability to successfully integrate acquisitions and realize benefits from divestitures; (p) our ability to maintain adequate self-insurance accruals or insurance coverage for employee health care benefits; (q) our compliance with customer or regulators certifications and our compliance with certain governmental laws and regulations; and (r) other risks included under
“Item 1A-Risk
Factors” in our Annual Report on Form
10-K
for the fiscal year ended January 31, 2022. We assume no obligation to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by law.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
During the six months ended July 30, 2022, there were no material changes to our market risk disclosures as set forth in Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form

10-K

for the year ended January 31, 2022.

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
This section augments and updates certain risk factors disclosed in Item 1A of Part I of our Annual Report on Form

10-K

for the year ended January 31, 2022 (the “Annual Report”). We are providing the following information regarding changes that have occurred to the previously disclosed risk factors in our Annual Report on

Form 10-K.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
During the second quarter of fiscal 2023, we made the following repurchases of our common stock:

	Total Number of Shares Repurchased	Average Price paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Be Purchased Under The Plans or Programs
May 1—May 31	—	$—	—	—
June 1—June 30	—	$—	—	—
July 1—July 31	—	$—	—	—

Item 6.	Exhibits

3A	Restated Articles of Incorporation of the Company and all amendments thereto, filed as Exhibit 3A to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2016 and incorporated by reference herein.

3B	By-laws of the Company as amended to date, filed as Exhibit 3B to the Company’s Annual Report on Form 10-K/A for the fiscal year ended January 31, 2008 (File no. 000-13200) and incorporated by reference herein.

10.1	AstroNova, Inc. 2022 Employee Stock Purchase Plan, filed as Annex A to the AstroNova, Inc. Definitive Proxy Statement on Schedule 14A filed with the SEC on April 29, 2022 and incorporated by reference herein.

10.2	Equity Interest Purchase Agreement, dated as of August 4, 2022, by and among AstroNova, Inc., Astro Machine LLC and GSND Holding Corporation, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, event date August 4, 2022, filed with the SEC on August 9, 2022 and incorporated by reference herein.

10.3	Purchase and Sale Agreement, dated as of August 4, 2022, between Astro Machine LLC and Selak Real Estate Limited Partnership, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, event date August 4, 2022, filed with the SEC on August 9, 2022 and incorporated by reference herein.

10.4	Second Amendment to Amended and Restated Credit Agreement, dated as of August 4, 2022, by and among AstroNova, Inc. and Bank of America, N.A. , filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, event date August 4, 2022, filed with the SEC on August 9, 2022 and incorporated by reference herein.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document—the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASTRONOVA, INC.
(Registrant)

Date: September 8, 2022	By	/s/ Gregory A. Woods
Gregory A. Woods,
President and Chief Executive Officer
(Principal Executive Officer)

	By	/s/ David S. Smith
David S. Smith,
Vice President, Chief Financial Officer and Treasurer (Principal Accounting Officer and Principal Financial Officer)