Form 10-Q
period 2022-10-29
AstroNova, Inc.
filed 2022-12-07
CIK 8146

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 29, 2022

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
The number of shares of the registrant’s common stock, $.05 par value per share, outstanding as of December 5, 2022 was
7,349,507.

ASTRONOVA, INC.

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements
ASTRONOVA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Data)

	October 29, 2022	January 31, 2022
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$4,496	$5,276
Accounts Receivable, net	21,919	17,124
Inventories, net	49,992	34,609
Employee Retention Credit Receivable	—	3,135
Prepaid Expenses and Other Current Assets	4,682	3,634

Total Current Assets	81,089	63,778
Property, Plant and Equipment, net	14,041	11,441
Intangible Assets, net	18,866	19,200
Goodwill	17,885	12,156
Deferred Tax Assets	5,567	5,591
Right of Use Assets	800	1,094
Other Assets	1,581	1,695

TOTAL ASSETS	$139,829	$114,955

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts Payable	$9,644	$8,590
Accrued Compensation	2,814	3,512
Other Liabilities and Accrued Expenses	4,006	4,113
Revolving Line of Credit	19,900	—
Current Liability – Royalty Obligation	1,750	2,000
Current Portion of Long-Term Debt	1,800	1,000
Current Liability – Excess Royalty Payment Due	255	235
Income Taxes Payable	912	323
Deferred Revenue	362	262

Total Current Liabilities	41,443	20,035
Long-Term Debt, net of current portion	12,732	8,154
Royalty Obligation, net of current portion	3,298	4,361
Lease Liabilities, net of current portion	550	808
Income Taxes Payable	399	399
Deferred Tax Liabilities	79	186

TOTAL LIABILITIES	58,501	33,943
SHAREHOLDERS’ EQUITY
Common Stock, $0.05 Par Value, Authorized 13,000,000 shares; Issued 10,669,689 shares and 10,566,404 shares at October 29, 2022 and January 31, 2022, respectively	534	528
Additional Paid-in Capital	60,774	59,692
Retained Earnings	57,812	56,514
Treasury Stock, at Cost, 3,341,354 and 3,324,280 shares at October 29, 2022 and January 31, 2022, respectively	(34,227)	(33,974)
Accumulated Other Comprehensive Loss, net of tax	(3,565)	(1,748)

TOTAL SHAREHOLDERS’ EQUITY	81,328	81,012

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$139,829	$114,955

See Notes to condensed consolidated financial statements (unaudited).

ASTRONOVA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(In Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	October 29, 2022	October 30, 2021	October 29, 2022	October 30, 2021
Revenue	$39,405	$28,857	$102,674	$87,780
Cost of Revenue	26,923	18,472	68,080	53,792

Gross Profit	12,482	10,385	34,594	33,988
Operating Expenses:
Selling and Marketing	5,908	5,777	17,771	16,931
Research and Development	1,903	1,948	5,021	5,203
General and Administrative	3,325	2,364	8,456	7,372

Operating Expenses	11,136	10,089	31,248	29,506

Operating Income	1,346	296	3,346	4,482
Other Income (Expense), net:
Extinguishment of Debt – PPP Loan	—	—	—	4,466
Loss on Disposal of Assets	—	(696)	—	(696)
Interest Expense	(701)	(135)	(1,086)	(526)
Loss on Foreign Currency Transactions	(237)	(117)	(614)	(231)
Other, net	(17)	53	35	(11)

	(955)	(895)	(1,665)	3,002

Income (Loss) Before Income Taxes	391	(599)	1,681	7,484
Income Tax Provision (Benefit)	102	(174)	383	297

Net Income (Loss)	$289	$(425)	$1,298	$7,187

Net Income (Loss) per Common Share—Basic:	$0.04	$(0.06)	$0.18	$1.00

Net Income (Loss) per Common Share—Diluted:	$0.04	$(0.06)	$0.18	$0.98

Weighted Average Number of Common Shares Outstanding:
Basic	7,324	7,234	7,299	7,196
Diluted	7,379	7,234	7,363	7,325
See Notes to condensed consolidated financial statements (unaudited).

ASTRONOVA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In Thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	October 29, 2022	October 30, 2021	October 29, 2022	October 30, 2021
Net Income (Loss)	$289	$(425)	$1,298	$7,187
Other Comprehensive Loss, Net of Taxes:
Foreign Currency Translation Adjustments	(497)	(410)	(1,864)	(839)
Loss from Cash Flow Hedges Reclassified to Income Statement	16	16	47	47

Other Comprehensive Loss	(481)	(394)	(1,817)	(792)

Comprehensive Income (Loss)	$(192)	$(819)	$(519)	$6,395

See Notes to condensed consolidated financial statements (unaudited).

ASTRONOVA, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
($ In Thousands, Except per Share Data)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount
Balance January 31, 2022	10,566,404	$528	$59,692	$56,514	$(33,974)	$(1,748)	$81,012
Share-Based Compensation	—	—	337	—	—	—	337
Employee Option Exercises	11,164	1	87	—	—	—	88
Restricted Stock Awards Vested, net	61,513	3	(3)	—	(249)	—	(249)
Net Income	—	—	—	425	—	—	425
Other Comprehensive Loss	—	—	—	—	—	(917)	(917)

Balance April 30, 2022	10,639,081	$532	$60,113	$56,939	$(34,223)	$(2,665)	$80,696
Share-Based Compensation	—	—	235	—	—	—	235
Restricted Stock Awards Vested, net	20,410	1	(1)	—	—	—	—
Net Income	—	—	—	584	—	—	584
Other Comprehensive Loss	—	—	—	—	—	(419)	(419)

Balance July 30, 2022	10,659,491	$533	$60,347	$57,523	$(34,223)	$(3,084)	$81,096
Share-Based Compensation	—	—	405	—	—	—	405
Employee Option Exercises	9,097	1	22	—	—	—	23
Restricted Stock Awards Vested, net	1,101	—	—	—	(4)	—	(4)
Net Income	—	—	—	289	—	—	289
Other Comprehensive Loss	—	—	—	—	—	(481)	(481)

Balance October 29, 2022	10,669,689	$534	$60,774	$57,812	$(34,227)	$(3,565)	$81,328

	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount
Balance January 31, 2021	10,425,094	$521	$58,049	$50,085	$(33,588)	$(384)	$74,683
Share-Based Compensation	—	—	478	—	—	—	478
Employee Option Exercises	5,746	—	52	—	—	—	52
Restricted Stock Awards Vested, net	48,299	3	(3)	—	(208)	—	(208)
Net Income	—	—	—	593	—	—	593
Other Comprehensive Loss	—	—	—	—	—	(65)	(65)

Balance May 1, 2021	10,479,139	$524	$58,576	$50,678	$(33,796)	$(449)	$75,533
Share-Based Compensation	—	—	469	—	—	—	469
Employee Option Exercises	3,211	—	35	—	—	—	35
Restricted Stock Awards Vested, net	72,125	4	(4)	—	(146)	—	(146)
Net Income	—	—	—	7,019	—	—	7,019
Other Comprehensive Loss	—	—	—	—	—	(333)	(333)

Balance July 31, 2021	10,554,475	$528	$59,076	$57,697	$(33,942)	$(782)	$82,577
Share-Based Compensation	—	—	399	—	—	—	399
Employee Option Exercises	1,983	—	27	—	—	—	27
Restricted Stock Awards Vested, net	433	—	—	—	(2)	—	(2)
Net Loss	—	—	—	(425)	—	—	(425)
Other Comprehensive Loss	—	—	—	—	—	(394)	(394)

Balance October 30, 2021	10,556,891	$528	$59,502	$57,272	$(33,944)	$(1,176)	$82,182

ASTRONOVA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Nine Months Ended
	October 29, 2022	October 30, 2021
Cash Flows from Operating Activities:
Net Income	$1,298	$7,187
Adjustments to Reconcile Net Income to Net Cash Provided (Used) by Operating Activities:
Depreciation and Amortization	2,621	3,070
Amortization of Debt Issuance Costs	18	38
Share-Based Compensation	977	1,345
Loss on Disposal of Assets	—	696
Gain on Extinguishment of Debt	—	(4,466)
Changes in Assets and Liabilities, net of impact of acquisition:
Accounts Receivable	(1,874)	969
Other Receivable – Employee Retention Credit Receivable	3,135	(3,135)
Inventories	(11,695)	(1,804)
Income Taxes	142	(1,965)
Accounts Payable and Accrued Expenses	(1,207)	2,914
Other	(870)	(1,001)

Net Cash Used Provided (Used) by Operating Activities	(7,455)	3,848
Cash Flows from Investing Activities:
Cash Paid for Astro Machine Acquisition, net of acquired cash	(17,034)	—
Additions to Property, Plant and Equipment	(222)	(1,507)

Net Cash Used for Investing Activities	(17,256)	(1,507)
Cash Flows from Financing Activities:
Net Cash Proceeds from Employee Stock Option Plans	69	47
Net Cash Proceeds from Share Purchases under Employee Stock Purchase Plan	42	67
Net Cash Used for Payment of Taxes Related to Vested Restricted Stock	(253)	(356)
Net Borrowings under Revolving Credit Facility	19,900	—
Payment of Minimum Guarantee Royalty Obligation	(1,500)	(1,500)
Proceeds from Long-Term Debt Borrowings	6,000	10,000
Payoff of Long-Term Debt	—	(12,576)
Principal Payments of Long-Term Debt	(625)	(563)
Payment of Debt Issuance Costs	(15)	—

Net Cash Provided (Used) by for Financing Activities	23,618	(4,881)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	313	(172)

Net Decrease in Cash and Cash Equivalents	(780)	(2,712)
Cash and Cash Equivalents, Beginning of Period	5,276	11,439

Cash and Cash Equivalents, End of Period	$4,496	$8,727

Supplemental Disclosures of Cash Flow Information:
Cash Paid During the Period for Interest	$440	$268
Cash Paid During the Period for Income Taxes, Net of Refunds	$265	$2,243

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
®
brand name.
PI products sold under the QuickLabel, TrojanLabel and GetLabels brands are used in brand owner and commercial applications to provide product packaging, marketing, tracking, branding, and labeling solutions to a wide array of industries. The PI segment offers a variety of digital color label tabletop printers, direct-to-package
printers, high-volume presses, and specialty original equipment manufacturer (“OEM”) printing systems, as well as a wide range of label, tag and flexible packaging material substrates and other supplies, including ink and toner, allowing customers to mark, track, protect and enhance the appearance of their products. In the T&M segment, we have a long history of using our technologies to provide networking systems and high-resolution light-weight flight deck and cabin printers, as well as airborne networking hardware for the aerospace market. In addition, the T&M segment includes data acquisition recorders, sold under the AstroNova brand, to enable our customers to acquire and record visual and electronic signal data from local and networked data streams and sensors. The recorded data is processed and analyzed and then stored and presented in various visual output formats. On August 4, 2022, we completed the acquisition of Astro Machine, an Elk Grove Village, Illinois-based manufacturer of printing equipment, including labelers, tabbers, conveyors, and envelope feeders for aggregate consideration of $17.1 million. Astro Machine is reported as part of our Product Identification segment beginning with the third quarter of fiscal 2023. Refer to Note 3, “Acquisition,” in our condensed consolidated financial statements included elsewhere in this report for further details.
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
The presentation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported and disclosed in the condensed consolidated financial statements and accompanying notes, including those that require consideration of forecasted financial information, in the context of the unknown future impacts of the continuing
COVID-19
pandemic, using information that is reasonably available to us at this time. Some of the more significant estimates relate to revenue recognition, the allowances for doubtful accounts, inventory valuation, income taxes, impairment of long-lived assets and goodwill, share-based compensation, warranty reserves reserves and the purchase price accounting associated with the acquisition of Astro Machine as further discussed in Note 3 “Acquisition”. Management’s estimates are based on the facts and circumstances available at the time estimates are made, historical experience, risk of loss, general economic conditions and trends, and management’s assessments of the probable future outcome of these matters, including our expectations at the time regarding the duration, scope, and severity of the
COVID-19
pandemic. Although conditions have improved in the U.S. in recent months, on October 13, 2022, the US Secretary of Health and Human Services extended the
COVID-19
public health emergency declaration through at least January 11, 2023. Consequently, actual results could differ from those estimates.

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
Recently Adopted Accounting Pronouncements
No new accounting pronouncements, issued or effective during the first nine months of the current year, have had or are expected to have a material impact on our consolidated financial statements.
Note 3 - Acquisition
On August 4, 2022, we acquired Astro Machine LLC (“Astro Machine”), an Elk Grove Village, Illinois-based manufacturer of printing equipment, including labelers, tabbers, conveyors, and envelope feeders for aggregate consideration of $17.1 million.
The acquisition was accomplished pursuant to an Equity Interest Purchase Agreement dated as of August 4, 2022 (the “Purchase Agreement”) by and among us, GSND Holding Corporation (“GSND”), the parent company of Astro Machine, and Astro Machine. Pursuant to the Purchase Agreement, we purchased 100%
of the issued and outstanding equity interests of Astro Machine from GSND for a purchase price of $15.6
million. The acquisition was funded using borrowings under our credit facility. We obtained a representation and warranty insurance policy and placed
$300,000
of the purchase price into an escrow account, which pursuant to the terms and conditions of the Purchase Agreement, are our sole recourse for breaches of representations and warranties by GSND. Upon the closing of the transaction, Astro Machine became a wholly owned subsidiary of AstroNova, Inc.
Concurrently with the signing of the Purchase Agreement, our newly acquired subsidiary, Astro Machine, entered into a Purchase and Sale Agreement with Selak Real Estate Limited Partnership (“SRE”), pursuant to which Astro Machine purchased certain real property assets of SRE for a purchase price, paid in cash, of $1.5 million. These real estate assets are comprised of a 34,460 square foot industrial manufacturing building (including offices) on 1.26 acres of land which is Astro Machine’s principal place of business.
This transaction is a business combination and will be accounted for using the acquisition method of accounting prescribed by ASC Topic 805, Business Combinations (“ASC 805”), whereby the results of operations, including the revenues and earnings of Astro Machine, are included in our financial statements from the date of acquisition. The purchase price of Astro Machine will be allocated to the tangible and intangible assets acquired and liabilities assumed based on their fair value based on widely accepted valuation techniques in accordance with ASC Topic 820, Fair Value Measurements, at the acquisition date. Any excess of the purchase price over the fair value of the net identified assets acquired and liabilities assumed will be recorded as goodwill. The process for estimating fair values requires the use of significant estimates, assumptions and judgments, including determining the timing and estimates of future cash flows and developing appropriate discount rates. ASC 805 establishes a measurement period to provide companies with a reasonable amount of time to obtain the information necessary to identify and measure various items in a business combination and cannot extend beyond one year from the acquisition date. We expect to complete the final fair value determination of the assets acquired and liabilities assumed as soon as practicable within the measurement period and in any event not later than one year from the acquisition date.
Total acquisition-related costs to date of
$0.7
million are included in the general and administrative expenses in our consolidated statement of income for the nine months ended October 29, 2022.

The preliminary allocation of the purchase price as of October 29, 2022, is as follows:

(In thousands)
Cash	$91
Accounts Receivable	3,393
Inventory	4,557
Property, Plant and Equipment	3,867
Identifiable Intangible Assets	1,000
Goodwill	6,567
Accounts Payable and Other Current Liabilities	(2,350)

Total Purchase Price	$17,125

The amounts above are provisional and are based on information that is currently available. Management believes the information provides a reasonable basis for estimating the fair values of assets acquired and liabilities assumed, but is waiting for additional information necessary to finalize those fair values. Therefore, the provisional measurements of fair value reflected are subject to change and such changes could be significanct. Management anticipates changes to the value of inventory, property, plant and equipment, deferred taxes and identifiable intangible assets as additional information is collected and analyzed and pending the completion of certain appraisals and a valuation report and expects to finalize the valuation and complete the purchase price allocation as soon as practicable but no later than one year from the acquisition.
The following table reflects the preliminary fair value of the acquired identifiable intangible asset and related estimated useful lives:

(In thousands)	Fair Value	Useful Life (Years)
Customer Relations	$1,000	7
The Customer Relations intangible asset represents the relationships that will be maintained with certain historical customers of Astro Machine. This amount was estimated by our management based upon information known as of the date of filing and is subject to change pending completion of the formal valuation report.
Beginning August 4, 2022, the results of operations for Astro Machine have been included in our statement of income for the three and nine months ended October 29, 2022, and are reported as part of the Product Identification segment.

Note 4 – Revenue Recognition
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
Revenues disaggregated by primary geographic markets and major product types are as follows:
Primary geographical markets:

	Three Months Ended		Nine Months Ended
(In thousands)	October 29, 2022	October 30, 2021	October 29, 2022	October 30, 2021
United States	$26,806	$17,280	$65,501	$51,154
Europe	7,341	7,163	22,642	23,588
Canada	2,253	1,724	6,333	4,761
Asia	1,392	1,473	4,118	4,523
Central and South America	1,311	814	3,222	2,569
Other	302	403	858	1,185

Total Revenue	$39,405	$28,857	$102,674	$87,780

Major product types:

	Three Months Ended		Nine Months Ended
(In thousands)	October 29, 2022	October 30, 2021	October 29, 2022	October 30, 2021
Hardware	$11,947	$7,622	$29,885	$23,147
Supplies	22,945	18,055	60,055	54,944
Service and Other	4,513	3,180	12,734	9,689

Total Revenue	$39,405	$28,857	$102,674	$87,780

Contract Assets and Liabilities
We normally do not have contract assets, which are primarily unbilled accounts receivable that are conditional on something other than the passage of time.
Our contract liabilities, which represent billings in excess of revenue recognized, are related to advanced billings for purchased service agreements and extended warranties. Contract liabilities were $362,000 and $262,000 at October 29, 2022, and January 31, 2022, respectively, and are recorded as deferred revenue in the accompanying condensed consolidated balance sheet. The increase in the deferred revenue balance during the nine months ended October 29, 2022, is due to cash payments received in advance of satisfying performance obligations in the current period, offset by $226,000 of revenue recognized during the period that was included in the deferred revenue balance at January 31, 2022.
Contract Costs
We recognize an asset for the incremental costs of obtaining a contract with a customer if we expect the benefit of those costs to be longer than one year. We have determined that certain costs related to obtaining sales contracts for our aerospace printer products meet the requirement to be capitalized. These costs are deferred and amortized over the remaining useful life of these contracts, which we currently estimate to be approximately 19 years as of October 29, 2022. The balance of these contract assets at January 31, 2022, was $1.3 million, and in the first quarter of the current year, we incurred an additional $0.1 million in contract costs that will be amortized over 19 years. During the three and nine months ended October 29, 2022, we amortized contract costs of $19,000 and $56,000, respectively. The balance of deferred incremental direct costs net of accumulated amortization at October 29, 2022, was $1.4 million, of which $0.1 million is reported in other current assets and $1.3 million is reported in other assets in the accompanying condensed consolidated balance sheet.
Note 5 – Net Income Per Common Share
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
follows:

	Three Months Ended		Nine Months Ended
	October 29, 2022	October 30, 2021	October 29, 2022	October 30, 2021
Weighted Average Common Shares Outstanding – Basic	7,324,089	7,234,045	7,299,277	7,196,066
Effect of Dilutive Options, Restricted Stock Awards and Restricted Stock Units	55,314	—	63,752	128,437

Weighted Average Common Shares Outstanding – Diluted	7,379,403	7,234,045	7,363,029	7,324,503

For the three and nine months ended October 29, 2022, the diluted per share amounts do not reflect weighted average common equivalent shares outstanding of 540,407 and 602,510
,
respectively. For the three months ended October 30, 2021, the Company had weighted average common stock equivalent shares outstanding of 144,955 that could potentially dilute earnings per share in future periods that were excluded from the computation of diluted net income per share because their effect would have been anti-dilutive given the net loss during the period. For the three and nine months ended October 30, 2021, the diluted per share amounts do not reflect weighted average common equivalent shares outstanding of 189,827 and 362,935
,
respectively. These outstanding common equivalent shares were not included due to their anti-dilutive effect.

1
0

Note 6 – Intangible Assets
Intangible assets are as follows:

	October 29, 2022				January 31, 2022
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Currency Translation Adjustment	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Currency Translation Adjustment	Net Carrying Amount
Miltope:
Customer Contract Relationships	$3,100	$(2,711)	$—	$389	$3,100	$(2,515)	$—	$585
RITEC:
Customer Contract Relationships	2,830	(1,606)	—	1,224	2,830	(1,557)	—	1,273
TrojanLabel:
Existing Technology	2,327	(2,004)	59	382	2,327	(1,767)	127	687
Distributor Relations	937	(565)	(6)	366	937	(498)	46	485
Honeywell:
Customer Contract Relationships	27,243	(11,702)	—	15,541	27,243	(11,073)	—	16,170
Astro Machine:
Customer Relationships	1,000	(36)	—	964

Intangible Assets, net	$37,437	$(18,625)	$53	$18,866	$36,437	$(17,410)	$173	$19,200

There were no impairments to intangible assets during the periods ended October 29, 2022, and October 30, 2021. With respect to the acquired intangibles included in the table above, amortization expense of $0.4 million has been included in the condensed consolidated statements of income for each of the three month periods ended October 29, 2022, and October 30, 2021. Amortization expense of $1.2
million related to the above-acquired intangibles has been included in the accompanying condensed consolidated statement of income for each of the nine month periods ended October 29, 2022, and October 30, 2021.
Estimated amortization expense for the next five fiscal years is as follows:

(In thousands)	Remaining 2023	2024	2025	2026	2027
Estimated amortization expense	$429	$1,778	$1,138	$1,138	$1,138
Note 7 – Inventories
Inventories are stated at the lower of cost (standard and average methods) and net realizable value and include material, labor, and manufacturing overhead. The components of inventories are as follows:

(In thousands)	October 29, 2022	January 31, 2022
Materials and Supplies	$35,109	$22,709
Work-In-Process	1,214	1,489
Finished Goods	23,785	19,718

	60,108	43,916
Inventory Reserve	(10,116)	(9,307)

	$49,992	$34,609

1
1

Note 8 – Credit Agreement and Debt
In connection with the purchase of Astro Machine, on August 4, 2022, we entered into a Second Amendment to Amended and Restated Credit Agreement (the “Second Amendment”) with Bank of America, N.A., as lender (the “Lender”). The Second Amendment amended the Amended and Restated Credit Agreement dated as of July 30, 2020, as amended by the First Amendment to Amended and Restated Credit Agreement, dated as of March 24, 2021, and the LIBOR Transition Amendment, dated as of December 24, 2021 (the “Existing Credit Agreement,” and the Existing Credit Agreement as amended by the Second Amendment, the “Amended Credit Agreement”), between the Company and the Lender.
The Amended Credit Agreement provides for (i) a new term loan in the principal amount of $6.0 million, which term loan was
in addition to the existing term loan outstanding under the Existing Credit Agreement in the principal amount of $9.0 million as of the effective date of the Second Amendment, and (ii) an increase in the aggregate principal amount of the revolving credit facility available from $22.5 million to $25.0 million. At the closing of the Second Amendment, we borrowed the entire $6.0 million term loan and $12.4 million under the revolving credit facility, and the proceeds of such borrowings were used in part to pay the purchase price payable under the Purchase Agreement and certain related transaction costs. The revolving credit facility may otherwise be used for corporate purposes.
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

The
 interest rates under the Amended Credit Agreement are as follows: the term loan and revolving credit loans bear interest at a rate per annum equal to, at our option, either (a) the BSBY Rate as defined in the Amended Credit Agreement (or, in the case of revolving credit loans denominated in a currency other than U.S. Dollars, the applicable quoted rate), plus a margin that varies within a range of
1.60
% to
2.50
% based on our consolidated leverage ratio, or (b) a fluctuating reference rate equal to the highest of (i) the federal fund rate plus
0.50
%, (ii) Bank of America’s publicly announced prime rate, (iii) the BSBY Rate plus
1.00
%, or (iv)
0.50
%, plus a margin that varies within a range of
0.60
% to
1.50
% based on our consolidated leverage ratio. In addition to certain other fees and expenses that we are required to pay to the Lender, we are required to pay a commitment fee on the undrawn portion of the revolving credit facility that varies within a range of
0.15
% and
0.35
% based on our consolidated leverage ratio. The loans under the Amended Credit Agreement are subject to certain mandatory prepayments, subject to various exceptions, from (a) net cash proceeds from certain dispositions of property, (b) net cash proceeds from certain issuances of equity, (c) net cash proceeds from certain issuances of additional debt and (d) net cash proceeds from certain extraordinary receipts.
Amounts repaid under the revolving credit facility may be reborrowed, subject to continued compliance with the Amended Credit Agreement. No amount of the term loan that is repaid may be reborrowed.
We must comply with various customary financial and
non-financial
covenants under the Amended Credit Agreement. The financial covenants under the Amended Credit Agreement consist of a maximum consolidated leverage ratio, a minimum consolidated fixed charge coverage ratio and a minimum consolidated asset coverage ratio. The primary non-financial
covenants limit our and our subsidiaries’ ability to incur future indebtedness, to place liens on assets, to pay dividends or distributions on our or our subsidiaries’ capital stock, to repurchase or acquire our or our subsidiaries’ capital stock, to conduct mergers or acquisitions, to sell assets, to alter our or our subsidiaries’ capital structure, to make investments and loans, to change the nature of our or our subsidiaries’ business, and to prepay subordinated indebtedness, in each case subject to certain exceptions and thresholds as set forth in the Amended Credit Agreement, certain of which provisions were modified by the Second Amendment. As of October 29, 2022, we believe we are compliance with all of the covenants in the Credit Agreement.

1
2

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
Our obligations under the Amended Credit Agreement continue to be secured by substantially all of our personal property assets (including a pledge of the equity interests we hold in ANI ApS, AstroNova GmbH and AstroNova SAS), subject to certain exceptions, and by a mortgage on our owned real property in West Warwick, Rhode Island, and are guaranteed by, and secured by substantially all of the personal property assets of Astro Machine.
Summary of Outstanding Debt
Revolving Credit Facility
During the first nine months of the current year, we borrowed a net of $19.9 million on our revolving line of credit. The balance outstanding under the revolving line of credit bore interest at a weighted average rate of 7.32% and 5.74%
for the three and nine months ended October 29, 2022, respectively, and we incurred
$341,000 and $409,000
for interest on this obligation during the three and nine months ended October 29, 2022, respectively. Additionally, during the nine months ended October 29, 2022, we incurred
 $25,000 of commitment fees on the undrawn portion of our revolving credit facility. At October 30, 2021, there was no balance outstanding on the revolving line of credit, and no interest was incurred for the three and nine months ended October 30, 2021. We incurred $38,000 of commitment fees on the undrawn portion of our revolving credit facility for the nine months ended October 30, 2021. Both the interest expense and commitment fees are included as interest expense in the accompanying condensed consolidated income statement for all periods presented. At October 29, 2022, there is $5.1 million remaining available for borrowing under our
revolving line of credit.
Long-Term Debt
Long-term debt in the accompanying condensed consolidated balance sheets is as follows:

(In thousands)	October 29, 2022	January 31, 2022
USD Term Loan (7.75% as of October 29, 2022); maturity date of August 4, 2027	$14,625	$—
USD Term Loan (2.35% as of January 31, 2022); maturity date of September 30, 2025	—	9,250

	14,625	9,250
Debt Issuance Costs, net of accumulated amortization	(93)	(96)
Current Portion of Term Loans	(1,800)	(1,000)

Long-Term Debt	$12,732	$8,154

D
u
ring the three and nine months ended October 29, 2022, we recognized $266,000 and $384,000, respectively, of interest expense on debt. During the three and nine months ended October 30, 2021, we recognized $50,000 and $230,000, respectively, of interest expense on debt. Interest expense is included in the accompanying condensed consolidated income statement for all periods presented.
1
3

The sch
e
dule of required principal payments re
m
aining during the next five years on long-term debt outstanding as
of October 29, 2022, is
as
follows:

(In thousands)
Fiscal 2023, remainder	$375
Fiscal 2024	2,100
Fiscal 2025	2,700
Fiscal 2026	2,700
Fiscal 2027	2,700
Fiscal 2028 and beyond	4,050

$14,625

Note 9 – Paycheck Protection Program Loan
On May 6, 2020, we entered into a loan agreement with, and executed a promissory note in favor of Greenwood Credit Union (“Greenwood”) pursuant to which we borrowed $4.4 million (the “PPP Loan”) from Greenwood pursuant to the Paycheck Protection Program (“PPP”) administered by the United States Small Business Administration (the “SBA”) and authorized by the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”).

The PPP Loan, which would have been set to mature on May 6, 2022, was unsecured and bore interest at a rate of 1.0% per annum accruing from the loan date and would have been payable monthly. No payments were due on the PPP Loan until the date on which the lender determined the amount of the PPP Loan that was eligible for forgiveness.
On June 15, 2021, Greenwood notified us that the SBA approved our application for forgiveness of the entire $4.4 million principal balance of our PPP Loan and all accrued interest thereon. As a result, we recorded a $4.5 million gain on extinguishment of debt in the accompanying condensed consolidated income statement for the nine months ended October 30, 2021.
Note 10 – Derivative Financial Instruments and Risk Management
In 2017, we entered into a cross-currency interest rate swap and an interest rate swap to manage the interest rate risk.
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
The $
0.2

million remaining balance in accumulated other comprehensive loss related to the interest rate swap is being amortized into earnings through the original term of the hedge relationship as the underlying floating interest rate debt still exists.
At October 29, 2022, we have fully reclassified all of the net losses on the frozen OCI balance from accumulated other comprehensive loss to earnings associated with the terminated interest rate swap due to the payment of variable interest associated with the floating interest rate debt.
The following table presents the impact of our derivative instruments in our condensed consolidated financial statements for the three and nine months ended October 29, 2022 and October 30, 2021:

	Three Months Ended
	Amount of Gain (Loss) Recognized in OCI on Derivative		Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income
Cash Flow Hedge (In thousands)	October 29, 2022	October 30, 2021		October 29, 2022	October 30, 2021
Swap contracts	$—	$—	Other Expense	$(19)	$(20)

1
4

	Nine Months Ended
	Amount of Gain (Loss) Recognized in OCI on Derivative		Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income
Cash Flow Hedge (In thousands)	October 29, 2022	October 30, 2021		October 29, 2022	October 30, 2021
Swap contracts	$—	$—	Other Expense	$(59)	$(60)

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
As a result of the foregoing legislation, we became eligible to claim a refundable tax credit against the employer’s share of Social Security taxes equal to seventy percent (
70
%) of the qualified wages that we paid to our employees between December 31, 2020 and June 30, 2021. Qualified wages were limited to $10,000 per employee per calendar quarter in 2021 for a maximum ERC per employee of $7,000 per calendar quarter in 2021.
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
We recorded a $3.1 million receivable in the second quarter of fiscal 2022 for the ERC receivable and recognized a reduction in employer payroll taxes which was allocated to the financial statement captions from which the employee’s taxes were originally incurred. As a result, we recorded a reduction in expenses of $1.7 million in cost of revenue, $0.8 million in selling and marketing, $0.3 million in research and development and $0.3 million in general and administrative in the accompanying condensed consolidated income statement for the nine month period ended October 30, 2021. On March 22, 2022, we received payment of the $3.1 million ERC.

1
5

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
percentages of gross revenue.
The guaranteed minimum royalty payment obligation was recorded at the present value of the minimum annual royalty payments using a present value factor of 2.8%, which is based on the estimated after-tax
cost of debt for similar companies. As of October 29, 2022, we had paid an aggregate of $9.0 million of the guaranteed minimum royalty obligation. At October 29, 2022, the current portion of the outstanding guaranteed minimum royalty obligation of $1.8 million is to be paid over the next twelve months and is reported as a current liability, and the remainder of $3.3 million is reported as a long-term liability on our condensed consolidated balance sheet. For the three and nine month periods ended October 29, 2022, we incurred $0.3 million and $0.9 million, respectively, in excess royalty expenses which are included in the cost of revenue in our condensed consolidated statements of income. A total of $0.9 million in excess royalties was paid during the current fiscal year, and there are $0.3 million in excess royalty payables due as a result of this agreement for the period ended October 29, 2022.
Note 13 – Leases
We enter into lease contracts for certain of our facilities at various locations worldwide. Our leases have remaining lease terms of one to six years, some of which include options to extend the lease term for periods of up to five years when it is reasonably certain that we will exercise such options.
Balance sheet and other information related to our leases is as follows:

Operating Leases (In thousands)	Balance Sheet Classification	October 29, 2022	January 31, 2022
Lease Assets	Right of Use Assets	$800	$1,094
Lease Liabilities – Current	Other Liabilities and Accrued Expenses	291	327
Lease Liabilities – Long Term	Lease Liabilities	550	808

1
6

Lease cost information is as follows:

		Three Months Ended	Nine Months Ended
Operating Leases (In thousands)	Statement of Income Classification	October 29, 2022	October 29, 2022
Operating Lease Costs	General and Administrative Expense	$115	$350

		Three Months Ended	Nine Months Ended
Operating Leases (In thousands)	Statement of Income Classification	October 30, 2021	October 30, 2021
Operating Lease Costs	General and Administrative Expense	$125	$386
Maturities of operating lease liabilities are as follows:

(In thousands)
Fiscal 2023, remaining	$74
Fiscal 2024	286
Fiscal 2025	186
Fiscal 2026	142
Fiscal 2027	137
Thereafter	85

Total Lease Payments	910
Less: Imputed Interest	(69)

Total Lease Liabilities	$841

As of October 29, 2022, the weighted-average remaining lease term and weighted-average discount rate for our operating leases are 3.9 years and 3.86%, respectively. We calculated the weighted-average discount rate using incremental borrowing rates, which equal the rates of interest that we would pay to borrow funds on a fully collateralized basis over a similar term.

Supplemental cash flow information related to leases is as follows:

	Three Months Ended	Nine Months Ended
(In thousands)	October 29, 2022	October 29, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$74	$237

	Three Months Ended	Nine Months Ended
(In thousands)	October 30, 2021	October 30, 2021
Cash paid for am o unts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$85	$285
Note 14 – Accumulated Other Comprehensive Loss
The changes in the balance of accumulated other comprehensive loss (“AOCL”) by component are as follows:

(In thousands)	Foreign Currency Translation Adjustments	Cash Flow Hedges	Total
Balance at January 31, 2022	$(1,701)	$(47)	$(1,748)
Other Comprehensive Loss before reclassification	(1,864)	—	(1,864)
Amounts reclassified from AOCL to Earnings	—	47	47

Other Comprehensive Income (Loss)	(1,864)	47	(1,817)

Balance at October 29, 2022	$(3,565)	$—	$(3,565)

The amounts presented above in other comprehensive loss are net of taxes except for translation adjustments associated with our German, Danish and Shanghai subsidiaries.
Note 15 – Share-Based Compensation
We have one equity incentive plan from which we are authorized to grant equity awards, the AstroNova, Inc. 2018 Equity Incentive Plan (the “2018 Plan”). The 2018 Plan provides for, among other things, the issuance of awards, including incentive stock options, non-qualified
stock options, stock appreciation rights, time-based restricted stock units (“RSUs”), or performance-based restricted stock units (“PSUs”) and restricted stock awards (RSAs). The 2018 Plan authorizes the issuance of up to 950,000 shares of common stock, plus an additional number of shares equal to the number of shares subject to awards granted under previous equity incentive plans that are forfeited, canceled, satisfied without the issuance of stock, otherwise terminated (other than by exercise), or, for shares of stock issued pursuant to any unvested award, that are reacquired by us at not more than the grantee’s purchase price (other than by exercise). Under the 2018 Plan, all awards to employees generally have a minimum vesting period of one year. Options granted under the 2018 Plan must be issued at an exercise price of not less than the fair market value of our common stock on the date of grant and expire after ten years. Under the 2018 Plan, there were 128,262 unvested RSUs; 128,793 unvested PSUs; 21,172 unvested RSAs and options to purchase an aggregate of 135,500 shares outstanding as of October 29, 2022.
In addition to the 2018 Plan, we previously granted equity awards under our 2015 Equity Incentive Plan (the “2015 Plan”) and our 2007 Equity Incentive Plan (the “2007 Plan”). No new awards may be issued under either the 2007 or 2015 plans, but outstanding awards will continue to be governed by those plans. As of October 29, 2022, options to purchase an aggregate of 283,274 shares were outstanding under the 2007 Plan and options to purchase an aggregate of 135,325 shares were outstanding under the 2015 Plan.
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
date.

Share-based compensation expense was recognized as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	October 29, 2022	October 30, 2021	October 29, 2022	October 30, 2021
Stock Options	$—	$25	$7	$187
Restricted Stock Awards and Restricted Stock Units	401	369	963	1,147
Employee Stock Purchase Plan	4	4	7	11

Total	$405	$398	$977	$1,345

Stock Options
Aggregated information regarding stock option activity for the nine months ended October 29, 2022 is summarized below:

	Number of Options	Weighted Average Exercise Price
Outstanding at January 31, 2022	598,043	$14.67
Exercised	(36,444)	8.41
Forfeited	(5,100)	15.38
Expired	(2,400)	8.09

Outstanding at October 29, 2022	554,099	$15.10

Set forth below is a summary of options outstanding at October 29, 2022:

Outstanding				Exercisable
Range of Exercise prices	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Number of Options	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Life
$10.01-15.00	339,549	$13.62	3.1	339,549	$13.62	3.1
$15.01-20.00	214,550	$17.45	5.1	214,550	$17.45	5.1

	554,099	$15.10	3.9	554,099	$15.10	3.9

There were no stock options granted in either fiscal 2022 or during the nine months ended October 29, 2022, and as of October 29, 2022, there was no unrecognized compensation expense related to stock options.
Restricted Stock Units (RSUs) and Restricted Stock Awards (RSAs)
Aggregated information regarding RSU and RSA activity for the nine months ended October 29, 2022 is summarized below:

	RSAs & RSUs	Weighted Average Grant Date Fair Value
Outstanding at January 31, 2022	220,980	$12.79
Granted	141,371	12.68
Vested	(83,024)	13.41
Forfeited	(1,100)	11.77

Outstanding at October 29, 2022	278,227	$12.55

As of October 29, 2022, there was approximately $1.9 million of unrecognized compensation expense related to RSUs and RSAs which is expected to be recognized over a weighted average period of 1.0 years.

Employee Stock Purchase Plan
On June 7, 2022, we adopted the AstroNova Inc., 2022 Employee Stock Purchase Plan (“2022 ESPP”) to replace our previous Employee Stock Purchase Plan (the “Prior ESPP”). The 2022 ESPP allows eligible employees to purchase shares of common stock at a 15% discount from fair value on the first or last day of an offering period, whichever is less. A total of 40,000 shares were reserved for issuance under this plan and 2,288 shares were purchased under the 2022 ESSP during the nine month period ended October 29, 2022. During the nine month periods ended October 29, 2022 and October 30, 2021, there were 1,550 and 5,684 shares, respectively, purchased under the Prior ESPP, and no additional purchases may be made under that plan. As of October 29, 2022, 37,712 shares remain available for purchase under the 2022 ESPP.
Note 16 – Income Taxes
Our effective tax rates for the period are as follows:

	Three Months Ended	Nine Months Ended
Fiscal 2023	26.0%	22.8%
Fiscal 2022	29.0%	4.0%
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
During the three months ended October 29, 2022, we recognized an income tax expense of $102,000
.

The effective tax rate in this period was directly impacted by our jurisdictional mix of earnings and a $30,000
tax benefit arising from windfall tax benefit related to our stock. During the three months ended October 30, 2021, we recognized an income tax benefit of approximately
 $174,000.
The effective tax rate in this period was directly impacted by a significant decrease in forecasted operating results for our fiscal 2022 as compared to operating results forecasted at the end of our third quarter of fiscal 2022.
During the nine months ended October 29, 2022, we recognized an income tax expense of $383,000
.

The effective tax rate in this period was directly impacted by our jurisdictional mix of earnings
, a $38,000
tax benefit related to the expiration of the statute of limitations on previously uncertain tax positions
, a $51,000
tax benefit arising from a windfall tax benefit related to our stock, and a $13,000
tax expense relating to a revaluation of deferred taxes. During the nine months ended October 30, 2021, we recognized an income tax expense of approximately
 $297,000.
The effective tax rate in this period was directly impacted by a significant decrease in forecasted operating results for our fiscal 2022 as compared to operating results forecasted at the end of our third quarter of fiscal 2022
, a $1.1 million tax benefit from the forgiveness of the PPP Loan, a $0.1 million tax benefit arising from a windfall tax benefit related to our stock, a $30,000
tax benefit related to return to provision adjustments from foreign tax returns filed in the year, and a
$0.3
million tax benefit related to the expiration of the statute of limitations on previously uncertain tax positions. The PPP Loan forgiveness recognized was excluded from taxable income under Section 1106(i) of the CARES Act.

2
0

Note 17 – Segment Information
We report two segments: Product Identification (“PI”) and Test & Measurement (“T&M”). We evaluate segment performance based on the segment profit (loss) before corporate expenses.
Summarized below are the Revenue and Segment Operating Profit for each reporting segment:

	Three Months Ended				Nine Months Ended
	Revenue		Segment Operating Profit (Loss)		Revenue		Segment Operating Profit (Loss)
(In thousands)	October 29, 2022	October 30, 2021	October 29, 2022	October 30, 2021	October 29, 2022	October 30, 2021	October 29, 2022	October 30, 2021
Product Identification	$29,879	$21,928	$2,960	$1,818	$74,985	$68,519	$6,019	$8,952
T&M	9,526	6,929	1,711	842	27,689	19,261	5,783	2,902

Total	$39,405	$28,857	4,671	2,660	$102,674	$87,780	11,802	11,854

Corporate Expenses			3,325	2,364			8,456	7,372

Operating Income			1,346	296			3,346	4,482
Other Income (Expense), Net			(955)	(895)			(1,665)	3,002

Income (Loss) Before Income Taxes			391	(599)			1,681	7,484
Income Tax Provision (Benefit)			102	(174)			383	297

Net Income (Loss)			$289	$(425)			$1,298	$7,187

2
1

Note 18 – Fair Value
Assets and Liabilities Not Recorded at Fair Value
Our long-term debt, including the current portion of long-term debt not reflected in the financial statements at fair value, is reflected in the table below:

	October 29, 2022
	Fair Value Measurement
(In thousands)	Level 1	Level 2	Level 3	Total	Carrying Value
Long-Term debt and related current maturities	$—	$—	$14,667	$14,667	$14,625

	January 31, 2022
	Fair Value Measurement
(In thousands)	Level 1	Level 2	Level 3	Total	Carrying Value

Long-Term debt and related current maturities	$—	$—	$9,255	$9,255	$9,250
The fair value of our long-term debt, including the current portion, is estimated by discounting the future cash flows using current interest rates at which similar loans with the same maturities would be made to borrowers with similar credit ratings and is classified as Level 3.

2
2

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

On August 4, 2022, we completed the acquisition of Astro Machine, an Elk Grove Village, Illinois-based manufacturer of printing equipment, including labelers, tabbers, conveyors, and envelope feeders for aggregate consideration of $17.1 million. Astro Machine is reported as part of our Product Identification segment beginning with the third quarter of fiscal 2023. Refer to Note 3, “Acquisition,” in our condensed consolidated financial statements included elsewhere in this report for further details.

COVID-19 Update—Overview

All of our global operations have been materially adversely affected by the worldwide COVID-19 pandemic and the related supply-chain disruptions since it began. The full extent and duration of the impact of COVID-19 on our operations and financial performance remains dependent upon the extent and duration of factors such as changes in our customers behavior, the post-pandemic impact of inflation from macroeconomic factors, the impact on our global supply chain, as well as the risk of possible resurgence of COVID-19 (including through variants). We will continue to evaluate the impact of COVID-19 on our business, results of operations and cash flows throughout fiscal 2023, including the potential impacts on various estimates and assumptions inherent in the preparation of the condensed consolidated financial statements.

Since the COVID-19 pandemic began we have experienced difficulties in obtaining raw materials and components for our products. Some of the structural dislocations in the global economy caused by the pandemic are deepening and prolonging these difficulties. We have had to incur additional costs, such as expedited and express shipping fees (i.e., air rather than ocean freight). These difficulties have also negatively impacted our efficiency, delayed shipments, and caused product shortages. We are currently monitoring the worldwide delays in transit time as freight carriers continue to experience significant delays in overseas shipments. We are addressing these issues through long-range planning and procuring higher inventory on severely allocated items to help mitigate potential shortages whenever practicable. We are also monitoring and reacting to extended lead times on electronic components and utilizing a variety of strategies, including blanket orders, vendor-bonded inventories, extended commitments to our supply base, and seeking alternative suppliers. Additionally, we have taken actions to increase regular contact with our essential vendors and increased our forecasting horizon for our products to help us better manage our supply chain. In some cases, we are working with our vendors to help them procure components. Our strategies to counteract the impact of the pandemic and the related supply chain dislocations have significantly increased the amount of inventory we maintain to support our product sales. We have also experienced several situations where component shortages and scarcity have required us to pay significantly higher costs to obtain those components, particularly electronic components and circuit board assemblies. We will continue to monitor our supply chain going forward and update our mitigation strategies as we determine appropriate. We are not able to predict how current supply chain difficulties will develop in the future, and if the steps we are taking are not effective, it could have a material adverse impact on our results of operations.

Product Identification Update

Our Product Identification business has been negatively impacted by the COVID-19 pandemic because our ability to meet with customers to demonstrate our products at trade shows and on-site in their facilities has been curtailed. We have partially countered this through a variety of virtual, online selling and digital marketing strategies. . The degree to which these new strategies and approaches will be successful in mitigating the absence of or reduction in face-to-face selling remains uncertain. More recently, we have attended numerous trade shows, but revised practices have been implemented due to the COVID-19 pandemic.

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

Results of Operations

Three Months Ended October 29, 2022 vs. Three Months Ended October 30, 2021

Revenue by segment and current quarter percentage change over the prior year for the three months ended October 29, 2022 and October 30, 2021 were:

(Dollars in thousands)	October 29, 2022	As a % of Revenue	October 30, 2021	As a % of Revenue	% Change Compared to Prior Year
Product Identification	$29,879	75.8%	$21,928	76.0%	36.3%
T&M	9,526	24.2%	6,929	24.0%	37.5%

Total	$39,405	100.0%	$28,857	100.0%	36.6%

Revenue for the current quarter was $39.4 million, representing a 36.3% increase compared to the prior year’s third quarter revenue of $28.9 million. Revenue through domestic channels for the third quarter of the current year was $26.8 million, an increase of 55.1% from the prior year’s third quarter. International revenue for the third quarter of the current year was $12.6 million, representing 32.0% of our third quarter revenue and reflecting an 8.8% increase from the previous year’s third quarter. Current year’s third quarter international revenue includes an unfavorable foreign exchange rate impact of $1.3 million.

Hardware revenue in the current quarter was $11.9 million, a 56.7% increase compared to the prior year’s third quarter revenue of $7.6 million. The increase in the PI segment hardware revenue of 76.7% compared to the prior year’s third quarter, was a result of the inclusion of hardware revenue attributable to Astro Machine, and the increase in overall T&M segment hardware revenue of 41.0% compared to the prior year’s third quarter was due to increased sales in both the aerospace printer and data recorder product lines.

Supplies revenue in the current quarter was $22.9 million, a 27.1% increase compared to the prior year’s third quarter supplies revenue of $18.1 million. The increase in the current quarter is primarily attributable to higher ink jet supply sales in the PI segment, with the majority of the increase resulting from ink jet supply sales in the newly acquired Astro Machine.

Service and other revenues of $4.5 million in the current quarter increased 41.9% compared to third quarter revenue of $3.2 million in the prior year. The increase is due primarily to increased part sales and repair revenue related to the aerospace printer product line in the T&M segment, as well as a significant contribution of part sales in the PI segment attributable to the newly acquired Astro Machine.

The current year’s third quarter gross profit was $12.5 million, a 20.2% increase compared to the prior year’s third quarter gross profit of $10.4 million. Our current quarter gross profit margin of 31.7% reflects a 4.3 percentage point decrease from the prior year’s third quarter gross profit margin of 36.0%. The lower gross profit margin for the current quarter compared to the prior year’s third quarter is primarily attributable to increased manufacturing and period costs, adverse product mix in both segments, and the mix impact of Astro Machine’s lower gross margins.

Operating expenses for the current quarter were $11.1 million, a 10.4% increase compared to the prior year’s third quarter operating expenses of $10.1 million. Specifically, current quarter selling and marketing expenses were $5.9 million, a 2.3.% increase compared to the third quarter of the prior year. The increase in the current quarter’s selling and marketing expenses was primarily due to an increase in travel and entertainment expenses, outside services, and employee commissions, which were partially offset by a decrease in employee benefits and advertising and trade show expenses. Current quarter general and administrative expenses were $3.3 million, a 40.7% increase compared to the third quarter of the prior year. The increase in general and administrative expenses for the current quarter was primarily due to $0.7 million in transaction costs related to the acquisition of Astro Machine and an increase in employee wages. This increase was partially offset by a decrease in professional fees and advertising and trade show expenses. Research and development (“R&D”) expenses were $1.9 million in the current quarter, a 2.3% decrease compared to the third quarter of the prior year. The current quarter decrease is primarily due to lower supplies and repairs and outside service expenses. R&D spending as a percentage of revenue for the current quarter is 4.8% compared to 6.8% for the same period of the prior year.

Other expense in the third quarter of the current year was $1.0 million compared to $0.9 million in the third quarter of the prior year. Current quarter other expense includes interest expense on our term debt and line of credit of $0.7 million and a net foreign exchange loss of $0.2 million and other expense of $0.1 million. Other income for the third quarter of the prior year included $0.7 million related to the write-off of our Oracle EnterpriseOne enterprise resource planning (“ERP”) system and related prepaid service and maintenance contracts as a result of the full implementation of our new global ERP system, interest expense on our term debt of $0.1 million, and a net foreign exchange loss of $0.1 million.

The provision for federal, state and foreign income taxes for the third quarter of the current year is $0.1 million, resulting in an effective tax rate of 26.0%. This compares to the prior year’s third quarter tax benefit of $0.2 million, resulting in an effective tax rate of 29.0%.

We reported net income of $0.3 million or $0.04 per diluted share for the third quarter of the current year. Current quarter results were impacted by transaction costs of $0.7 million ($0.5 million net of tax or $0.07 per diluted share) related to the acquisition of Astro Machine. After taking into consideration these transaction expense and interest expense of $0.3 million attributable to the debt incurred to acquire Astro Machine, the impact of the Astro Machine acquisition on consolidated pre-tax net income was slightly positive. Net loss for the prior year’s third quarter was $0.4 million or $0.06 per diluted share. Prior year third quarter results were impacted by expense of $0.7 million ($0.5 million net of tax or $0.07 per diluted share) related to the write-off of the Oracle EnterpriseOne ERP system and related prepaid service and maintenance contracts. Return on revenue was 0.7% for the current quarter of fiscal 2023 compared to negative 1.5% for the prior year’s third quarter.

Nine Months Ended October 29, 2022 vs. Nine Months Ended October 30, 2021

Revenue by segment and current period percentage change over the prior year for the nine months ended October 29, 2022 and October 30, 2021 were:

(Dollars in thousands)	October 29, 2022	As a % of Revenue	October 30, 2021	As a % of Revenue	% Change Compared to Prior Year
Product Identification	$74,985	73.0%	$68,519	78.1%	9.4%
T&M	27,689	27.0%	19,261	21.9%	43.8%

Total	$102,674	100.0%	$87,780	100.0%	17.0%

Revenue for the first nine months of the current year was $102.7 million, representing a 17.0% increase compared to the previous year’s first nine months of revenue. Revenue through domestic channels for the first nine months of the current year was $65.5 million, an increase of 28.0% from prior year’s domestic revenue of $51.2 million. International revenue for the first nine months of the current year was $37.2 million, a 1.5% increase from the previous year’s international revenue of $36.6 million. International revenue for the first nine months of the current year reflected an unfavorable foreign exchange rate impact of $2.9 million.

Hardware revenue in the first nine months of the current year was $29.9 million, a 29.1% increase compared to the prior year’s first nine months of hardware revenue of $23.1 million. The increase in hardware revenue is primarily due to a 43.9% increase in hardware sales in the T&M segment primarily attributable to higher aerospace printer product line sales. The PI segment also contributed to the third quarter increase with an overall 13.2% increase in hardware revenue compared to the first nine months of the prior year, as a result of the inclusion of the hardware revenue of Astro Machine, the recent acquisition.

Supplies revenue in the first half of the current year was $60.1 million, representing a 9.3% increase over the prior year’s first nine months supplies revenue of $54.9 million. The increase in the current year’s supplies revenue is primarily attributable to the higher ink jet supply sales in the PI segment with a significant majority of the increase resulting from ink jet supply sales in the newly acquired Astro Machine, partially offset by an overall decline in sales of thermal film supplies.

Service and other revenues were $12.7 million in the first nine months of the current year, a 31.4% increase compared to the prior year’s first nine months service and other revenues of $9.7 million. The increase is due primarily to overall increased repair and parts revenue in the T&M segment.

The current year’s first nine months gross profit was $34.6 million, a 1.8% increase from the prior year’s first nine months gross profit of $34.0 million. Our gross profit margin of 33.7% in the current year reflects a 5.0 percentage point decrease from the prior year’s first nine months gross profit margin of 38.7%. The lower gross profit margin for the current year compared to the prior year is primarily attributable to increased manufacturing and period costs and the impact of the ERC, which reduced manufacturing payroll taxes, a component of cost of revenue, in the amount of $1.7 million in the second quarter of the prior year. Gross profit margin was also reduced by the mix impact of Astro Machine’s lower gross profit margins.

Operating expenses for the first nine months of the current fiscal year were $31.2 million, a 5.9% increase compared to the prior year’s first nine months operating expenses of $29.5 million. Selling and marketing expenses for the current year of $17.8 million increased by 5.0% compared to the previous year’s first nine months primarily due to a decrease in payroll taxes in the second quarter of the prior year related to the ERC, which reduced payroll taxes in the amount of $0.8 million, as well as the current year increase in employee wages and benefits and travel and entertainment expense. The current year increase in selling and marketing expenses was partially offset by a decrease in employee bonuses and amortization expenses. General and administrative expenses increased 14.7% to $8.5 million in the first nine months of the current year compared to $7.4 million in the first nine months of the prior year, primarily due to increased outside service expenses, and an increase in payroll taxes related to the ERC, which reduced payroll taxes in the amount of $0.3 million in the second quarter of the prior year. Also contributing to the current year increase was an increase in depreciation expense, partially offset by a decrease in employee bonuses, share based compensation and advertising expenses. R&D expensein the first nine months of the current year was $5.0 million, a 3.5% decrease compared to the prior year’s first nine months R&D expense of $5.2 million. The decrease was primarily due to alower employee bonuses, share based compensation and supplies expenses partially offset by increases in employee wages and benefits, outside consulting fees and the impact of the ERC, which reduced manufacturing payroll taxes in the amount of $0.3 million in the third quarter of the prior year. Current year spending on R&D represents 4.9% of revenue compared to 5.9% in the prior year’s first nine months.

Other expense during the first nine months of the current year was $1.7 million compared to other income of $3.0 million in the first nine months of the previous year. Current year other expense includes interest expense on our term debt and line of credit of $1.1 million and net foreign exchange loss of $0.6 million. Other income for the first nine months of the prior year includes $4.5 million related to the forgiveness of our PPP Loan, partially offset by $0.7 million related to the write-off of our Oracle EnterpriseOne ERP system and related prepaid service and maintenance contracts in anticipation of the full implementation of our new global ERP system, interest expense on our term debt of $0.5 million, net foreign exchange loss of $0.2 million and other expense of $0.1 million.

We recognized $0.4 million of income tax expense for the first nine months of the current fiscal year, resulting in an effective tax rate of 22.8%. We recognized $0.3 million of income tax expense for the first nine months of the prior fiscal year, which reflects a $1.1 million tax benefit from the forgiveness of our PPP Loan, and resulted in a 4.0% effective tax rate.

We reported net income of $1.3 million, or $0.18 per diluted share, for the first nine months of the current year. Current quarter results were impacted by transaction costs of $0.7 million ($0.5 million net of tax or $0.07 per diluted share) related to the acquisition of Astro Machine. Net income for the prior year’s first nine months was $7.2 million, or $0.98 per diluted share. The results for the prior period were impacted by income of $4.5 million ($4.4 million net of tax or $0.61 per diluted share) related to the forgiveness of our PPP Loan, income of $3.1 million ($2.4 million net of tax or $0.33 per diluted share) related to the ERC and expense of $0.7 million ($0.5 million net of tax or $0.07 per diluted share) related to the write-off of the Oracle EnterpriseOne ERP system and related prepaid service and maintenance contracts. Return on revenue was 1.3% for the first nine months of fiscal 2023 compared to 8.2% for the first nine months of fiscal 2022.

Segment Analysis

We report two segments: Product Identification and Test & Measurement and evaluate segment performance based on the segment profit before corporate and financial administration expenses. Summarized below are the Revenue and Segment Operating Profit for each reporting segment:

	Three Months Ended				Nine Months Ended
	Revenue		Segment Operating Profit (Loss)		Revenue		Segment Operating Profit (Loss)
(In thousands)	October 29, 2022	October 30, 2021	October 29, 2022	October 30, 2021	October 29, 2022	October 30, 2021	October 29, 2022	October 30, 2021
Product Identification	$29,879	$21,928	$2,960	$1,818	$74,985	$68,519	$6,019	$8,952
T&M	9,526	6,929	1,711	842	27,689	19,261	5,783	2,902

Total	$39,405	$28,857	4,671	2,660	$102,674	$87,780	11,802	11,854

Corporate Expenses			3,325	2,364			8,456	7,372

Operating Income			1,346	296			3,346	4,482
Other Income (Expense), Net			(955)	(895)			(1,665)	3,002

Income (Loss) Before Income Taxes			391	(599)			1,681	7,484
Income Tax Provision (Benefit)			102	(174)			383	297

Net Income (Loss)			$289	$(425)			$1,298	$7,187

Product Identification

Revenue from the Product Identification segment increased 36.3% in the third quarter of the current year, with revenue of $29.9 million compared to $21.9 million in the same period of the prior year. The increase in current quarter revenue is primarily due to supply sales which increased $4.9 million or 28.8% compared to the same period in the prior year. Also contributing to the current quarter increase were printer sales, which increased $2.6 million or 76.7% compared to the same period in the prior year, and to a lesser extent, service and other revenue which increased $0.4 million or 31.1% as compared to the third quarter of fiscal 2022. The increase in the components of revenue for the current quarter was attributable to the newly acquired Astro Machine, and organic growth in inkjet supply sales. The increase in current year revenue was partially offset by a small decline in organic service and other revenues. Product Identification’s current quarter segment operating profit was $3.0 million, reflecting a profit margin of 9.9% compared to the prior year’s third quarter segment profit of $1.8 million and related profit margin of 8.3%. The primary reason for the increase in operating margin is due to increased sales and the contribution of profit margin from the newly acquired Astro Machine. The increase in operating margin for the current quarter was partially offset by higher manufacturing and period costs related to higher labor and supply chain costs, higher trade show and travel expenses, increased expense provisions for printers used for product demonstrations, and higher warranty and service charges related to mitigating defective ink damage to some of our installed printers.

Revenue from the Product Identification segment increased 9.4% to $75.0 million in the first nine months of the current year from $68.5 million in the same period of the prior year. The current year’s increase is primarily due to supply sales which increased $4.8 million or 9.0% compared to the same period in the prior year. Also contributing to the current year’s increase were printer sales, which increased $1.5 million or 13.2% compared to the same period in the prior year , and to a lesser extent, service and other revenue which increased $0.2 million or 4.5% as compared to the same period for fiscal 2022. The increase in the components of revenue for the current year was attributable to Astro Machine and organic growth in inkjet supply sales. The increase in current year revenue was partially offset by an overall decline in organic sales of printers and service and other revenues. Product Identification’s current year segment operating profit was $6.0 million with a profit margin of 8.0%, compared to the prior year’s segment operating profit of $9.0 million and related profit margin of 13.1%. The primary reason for the decline in operating margin is that the same period for the prior year included $1.4 million in net ERC-related payroll tax credits that reduced manufacturing and operating costs. Excluding the impact of the ERC, the current year’s third quarter segment operating margin was also lower due to a slightly unfavorable sales mix, the effect on manufacturing and period costs related to higher labor and supply chain costs, higher trade show and travel expenses, increased expense provisions for printers used for product demonstrations, and higher warranty and service charges related to mitigating defective ink damage to some of our installed printers. The decrease in operating profit margin was partially offset by the contribution of profit margin from the newly acquired Astro Machine.

Test & Measurement—T&M

Revenue from the T&M segment was $9.5 million for the third quarter of the current fiscal year, representing a 37.5% increase compared to revenue of $6.9 million for the same period in the prior year. The increase in revenue for the current quarter was primarily attributable to increased sales of aerospace cockpit printers and T&M data recorders sales, as well as, the increases in the volume of aerospace product group repairs and parts revenue. These increases are due to the rebound in air travel as the impact of COVID-19 lessens and increased demand for new aircraft. T&M’s third quarter segment operating profit was $1.7 million, reflecting a profit margin of 18.0%, compared to the prior year’s segment operating profit of $0.8 million and related operating margin of 12.2%. The increase in segment operating profit was a result of the impact on gross margins of increased operating leverage on higher revenues and a much more favorable mix of higher-margin parts and repair revenues. However, these favorable impacts were significantly offset by considerably higher component costs in certain aerospace printer models and the adverse effect of relatively higher sales of lower-margin products.

Revenue from the T&M segment was $27.7 million for the first nine months of the current fiscal year, a 43.8% increase compared to sales of $19.3 million for the same period in the prior year. The increase in revenue for the current year was primarily attributable to higher cockpit printer revenue, significantly higher volume of aerospace product group repairs and increased parts revenue, and to a lesser extent, increased hardware sales in the T&M data acquisition product line. These increases are due to the rebound in air travel as the impact of COVID-19 lessens and increased demand for new aircraft. The segment’s first nine months operating profit of $5.8 million resulted in a 20.9% profit margin compared to the prior year’s segment operating profit of $2.9 million and related operating margin of 15.1%. The prior year’s operating profit included the impact of $0.8 million in net ERC-related payroll tax credits that reduced manufacturing and operating costs. Excluding the impact of the ERC, the increase in segment operating profit and margin was a result of slightly lower R&D costs, the impact on gross margins of increased operating leverage on higher revenues, and a much more favorable mix of higher margin parts and repair revenues. However, these favorable impacts were negatively offset by considerably higher component costs in certain aerospace printer models and the adverse effect of relatively higher sales of lower-margin products.

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

In connection with our purchase of Astro Machine, on August 4, 2022, we entered into a Second Amendment to Amended and Restated Credit Agreement (the “Second Amendment”) with Bank of America, N.A., as lender (the “Lender”). The Second Amendment amended the Amended and Restated Credit Agreement dated as of July 30, 2020, as amended by the First Amendment to Amended and Restated Credit Agreement, dated as of March 24, 2021, and the LIBOR Transition Amendment, dated as of December 24, 2021 (the “Existing Credit Agreement,” and the Existing Credit Agreement as amended by the Second Amendment, the “Amended Credit Agreement”), between the Company and the Lender.

The Amended Credit Agreement provides for (i) a new term loan in the principal amount of $6.0 million, which term loan was in addition to the existing term loan outstanding under the Existing Credit Agreement in the principal amount of $9.0 million as of the effective date of the Second Amendment, and (ii) an increase in the aggregate principal amount of the revolving credit facility available from $22.5 million to $25.0 million. Under the Amended Credit Agreement, revolving credit loans may continue to be borrowed, at our option, in U.S. Dollars or, subject to certain conditions, Euros, British Pounds, Canadian Dollars or Danish Kroner.

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

At October 29, 2022, our cash and cash equivalents were $4.5 million. During the first nine months of the current year, we borrowed a net of $19.9 million on our revolving line of credit, and at October 29, 2022, we had $5.1 million available for borrowing under that facility. We believe that our available cash and credit facilities combined with our cash generated from operations will be sufficient to support our operating requirements including our capital expenditure commitments, notwithstanding recent substantial increases in working capital that have increased borrowing levels. We believe further substantial debt-funded increases in working capital are unlikely to be necessary, but if this is incorrect it could have a material impact on our financial condition especially if we were then unable to restructure our credit facilities.

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

We must comply with various customary financial and non-financial covenants under the Amended Credit Agreement. The financial covenants under the Amended Credit Agreement consist of a maximum consolidated leverage ratio, a minimum consolidated fixed charge coverage ratio and a minimum consolidated asset coverage ratio. The primary non-financial covenants limit our and our subsidiaries’ ability to incur future indebtedness, to place liens on assets, to pay dividends or distributions on our or our subsidiaries’ capital stock, to repurchase or acquire our or our subsidiaries’ capital stock, to conduct mergers or acquisitions, to sell assets, to alter our or our subsidiaries’ capital structure, to make investments and loans, to change the nature of our or our subsidiaries’ business, and to prepay subordinated indebtedness, in each case subject to certain exceptions and thresholds as set forth in the Amended Credit Agreement, certain of which provisions were modified by the Second Amendment. As of October 29, 2022, we believe we are compliance with all of the covenants in the Credit Agreement.

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

Our obligations under the Amended Credit Agreement continue to be secured by substantially all of our personal property assets (including a pledge of the equity interests we hold in ANI ApS, AstroNova GmbH and AstroNova SAS), subject to certain exceptions, and by a mortgage on our owned real property in West Warwick, Rhode Island, and are guaranteed by, and secured by substantially all of the personal property assets of Astro Machine.

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

On June 15, 2021, Greenwood notified us that the SBA approved our application for forgiveness of the entire $4.4 million principal balance of our PPP Loan and all accrued interest thereon. As a result, we recorded a $4.5 million gain on the extinguishment of debt in Other Income (Expense) in our condensed consolidated income statement for the nine months ended October 30, 2021.

Cash Flow

Our statements of cash flows for the nine months ended October 29, 2022, and October 30, 2021, are included on page 5 of this report. Net cash used by operating activities was $7.5 million for the first nine months of fiscal 2023 compared to cash provided of $3.8 million for the same period of the previous year. The increase in net cash used by operations for the first nine months of the current year is primarily cash used by working capital, as the combination of changes in accounts receivable, inventory, income taxes payable, accounts payable, and accrued expenses decreased cash by $14.6 million for the first nine months of fiscal 2023, compared to an increase to cash of $0.1 million for the same period in fiscal 2022. The increase in cash used by operations for the first nine months of fiscal 2023 was partially offset by the $3.1 million of ERC receivable received in the first quarter of the current year.

Our accounts receivable balance increased to $21.9 million at the end of the third quarter compared to $17.1 million at year end. Excluding the impact of the Astro Machine acquisition, accounts receivable decreased by $1.9 million from prior year end. Days sales outstanding for the first nine months of fiscal 2023 is 45 days, consistent with prior year end.

Our inventory balance was $50.0 million at the end of the third quarter of fiscal 2023, compared to $34.6 million at year end. Excluding the impact of the Astro Machine acquisition, inventory increased by $11.7 million from prior year end. The increase in our inventory balance is primarily due to difficulty in the supply chain environment, including long lead times to obtain components and supplies which has required us to increase our component and supply buffer stock to support the demands of our customers in our PI segment. We have also experienced increased inventory levels related to our T&M products to maintain our targeted inventory levels as a result of increased sales in that segment and part shortage issues. Inventory days on hand increased to 167 days at the end of the current quarter from 156 days at the prior year end. This increase in working capital has been funded in part by borrowings under our credit facilities and has increased our interest expense.

The net cash position at October 29, 2022 was $4.5 million compared to the year end balance of $5.3 million. The decrease in the cash balance includes the impact of cash used from the working capital accounts, as discussed above. Additional cash outflows during the first nine months of fiscal 2023 included cash paid for the Astro Machine acquisition of $17.0 million ($17.1 million purchase price, less cash acquired of $0.1 million), principal payments on the long-term debt and the guaranteed royalty obligation of $0.6 million and $1.5 million, respectively, and cash used to acquire property, plant and equipment of $0.2 million. The current year outflows of cash were partially offset by current year borrowing under the revolving credit facility of $19.9 million and proceeds from long term borrowings of $6.0 million.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q may contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are not statements of historical fact, but rather reflect our current expectations concerning future events and results. We generally use the words “believes,” “expects,” “intends,” “plans,” “anticipates,” “likely,” “continues,” “may,” “will,” and similar expressions to identify forward-looking statements. Such forward-looking statements, including those concerning our expectations, involve risks, uncertainties and other factors, some of which are beyond our control, which may cause our actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements. Factors which could cause actual results to differ materially from those anticipated include, but are not limited to (a) general economic, financial, industry and business conditions; (b) global and domestic economic conditions, including currency exchange rate fluctuations, inflation and geopolitical uncertainty and instability; (c) the impact of the ongoing COVID-19 pandemic on us, our customers, our suppliers and the global economy; (d) declining demand in the test and measurement markets, especially defense and aerospace; (e) our ability to develop and introduce new products and achieve market acceptance of these products; (f) our dependence on contract manufactures and/or single or limited source suppliers; (g) competition in the specialty printer or data acquisition industries; (h) our ability to obtain adequate pricing for our products and control our cost structure; (i) our ability to adequately enforce and protect our intellectual property, defend against assertions of infringement or loss of certain licenses; (j) the risk of incurring liabilities as a result of installed product failures due to design or manufacturing defects (k) the risk of a material security breach of our information technology system or cybersecurity attack impacting our business and our relationship with customers; (l) our ability to attract, develop and retain key employees; (m) economic, political and other risks associated with international sales and operations and the impact of changes in foreign currency exchange rates on the results of operations; (n) changes in tax rates or exposure to additional income tax liabilities; (o) our ability to comply with our current credit agreement or secure alternative financing and to otherwise manage our indebtedness; (p) our ability to successfully integrate and realize the expected benefits from Astro Machine and other acquisitions and realize benefits from divestitures; (q) our ability to maintain adequate self-insurance accruals or insurance coverage for employee health care benefits; (r) our compliance with customer or regulators certifications and our compliance with certain governmental laws and regulations; (s) our significant levels of inventory on hand; and (t) other risks included under “Item 1A-Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended January 31, 2022. We assume no obligation to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by law.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

At October 29, 2022, our total indebtedness included a $14.625 million variable-rate term loan and a $19.9 million revolving line of credit. At October 29, 2022, under the LIBOR Transition Amendment to the Amended Credit Agreement, the term loan and revolving line of credit outstanding bear interest at a BSBY (Bloomberg Short-Term Bank Yield) rate plus a margin that varies between 1.60% and 2.50% based on our consolidated leverage ratio. During fiscal 2023, the interest rate on our variable rate term debt and revolving credit line ranged between 4.1 to 7.75%. The impact on our results of operations of a 100 basis point change in the interest rate on the outstanding balance of our variable-rate debt and revolving credit would range between $0.5 million to $0.7 million annually.

Other than above, during the nine months ended October 29, 2022, there were no other material changes to our market risk disclosures as set forth in Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended January 31, 2022.

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

Other than below, there have been no material updates to the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2022.

We face risks related to recession, inflation, stagflation and other economic conditions

Customer demand for our products may be impacted by weak economic conditions, inflation, stagflation, recession, rising interest rates, equity market volatility or other negative economic factors in the U.S. or other nations. For example, under these conditions or expectation of such conditions, our customers may cancel orders, delay purchasing decisions or reduce their use of our services. In addition, these economic conditions could result in higher inventory levels and the possibility of resulting in additional charges from our suppliers if we need to slow production to reduce inventory levels. Further, in the event of a recession or threat of a recession our suppliers, distributors, and other third-party partners may suffer their own financial and economic challenges and as a result they may demand pricing accommodations, delay payment, or become insolvent, which could harm our ability to meet our customer demands or collect revenue or otherwise could harm our business. Similarly, disruptions in financial and/or credit markets may impact our ability to manage normal commercial relationships with our customers, suppliers and creditors and might cause us to not be able to continue to access preferred sources of liquidity when we would like, and our borrowing costs could increase. Thus, if general macroeconomic conditions continue to deteriorate, our business and financial results could adversely affect our business, operating results and financial condition.

In addition, we are also subject to risk from inflation and increasing market prices of certain components, supplies, and raw materials, which are incorporated into our end products or used by our suppliers to manufacture our end products. These components, supplies and other raw materials have from time to time become restricted, or general market factors and conditions have in the past and may in the future affect pricing of such components, supplies and commodities (such as inflation or supply chain constraints).

We have significant inventories on hand.

We maintain a significant amount of inventory, and as a result of recent supply chain disruption, we have further increased the amount of inventory we maintain on-hand to ensure we are able to meet market demand for our products. These increases have been concentrated in label printing machines, and supplies sold by our PI business, as well as in electronic components and assemblies in our T&M business. We maintain allowances for slow-moving and obsolete inventory that we believe are adequate but any significant unanticipated changes in future product demand or market conditions, could have an impact on the value of inventory and adversely affect our business, operating results and financial condition.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the third quarter of fiscal 2023, we made the following repurchases of our common stock:

	Total Number of Shares Repurchased		Average Price paid Per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Be Purchased Under The Plans or Programs
August 1—August 31	120	(a)	$11.82	(a)	—	—
September 1—September 30	204	(b)	$11.65	(b)	—	—
October 1—October 31	—		$—		—	—

(a)

An executive of the Company delivered 120 shares of the Company’s common stock toward the satisfaction of taxes due with respect to vesting of restricted shares. The shares delivered were valued at an average market value of $11.82 per share and are included with treasury stock in the consolidated balance sheet. These transactions were not part of a publicly announced purchase plan or program.

(b)

An executive of the Company delivered 204 shares of the Company’s common stock toward the satisfaction of taxes due with respect to vesting of restricted shares. The shares delivered were valued at a weighted-average market value of $11.65 per share and are included with treasury stock in the consolidated balance sheet. These transactions were not part of a publicly announced purchase plan or program.

Item 6.	Exhibits

3A	Restated Articles of Incorporation of the Company and all amendments thereto, filed as Exhibit 3A to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2016 and incorporated by reference herein.

3B	By-laws of the Company as amended to date, filed as Exhibit 3B to the Company’s Annual Report on Form 10-K/A for the fiscal year ended January 31, 2008 (File no. 000-13200) and incorporated by reference herein.

10.1	Equity Interest Purchase Agreement, dated as of August 4, 2022, by and among AstroNova, Inc., Astro Machine LLC and GSND Holding Corporation, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, event date August 4, 2022, filed with the SEC on August 9, 2022 and incorporated by reference herein.

10.2	Purchase and Sale Agreement, dated as of August 4, 2022, between Astro Machine LLC and Selak Real Estate Limited Partnership, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, event date August 4, 2022, filed with the SEC on August 9, 2022 and incorporated by reference herein.

10.3	Second Amendment to Amended and Restated Credit Agreement, dated as of August 4, 2022, by and among AstroNova, Inc. and Bank of America, N.A. , filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, event date August 4, 2022, filed with the SEC on August 9, 2022 and incorporated by reference herein.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document—the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASTRONOVA, INC.
(Registrant)

Date: December 7, 2022	By	/s/ Gregory A. Woods
Gregory A. Woods,
President and Chief Executive Officer
(Principal Executive Officer)

	By	/s/ David S. Smith
David S. Smith,
Vice President, Chief Financial Officer and Treasurer (Principal Accounting Officer and Principal Financial Officer)

37