Form 10-K
period 2023-01-31
AstroNova, Inc.
filed 2023-04-17
CIK 8146

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to
§240.10D-1(b).  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule
12b-2
of the Act).    ☐  Yes    ☒  No
The aggregate market value of the registrant’s voting common equity held by non-affiliates
at July 30, 2022, was approximately $84,333,000 based on the closing price on the Nasdaq Global Market on that date. The registrant has no non-voting
common shares.
As of April 12, 2023, there were 7,400,560

shares of Common Stock (par value $0.05 per share) of the registrant outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Company’s definitive Proxy Statement for the 2023 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form
10-K
where indicated.

Auditor Firm Id:	PCAOB ID No. 392	Auditor Name:	Wolf & Company, P.C.	Auditor Location:	Boston, MA

ASTRONOVA, INC.

FORM 10-K

ASTRONOVA, INC.

Forward-Looking Statements

The information included in this Annual Report on Form 10-K may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are not statements of historical fact, but rather reflect our current expectations concerning future events and results. We generally use the words “believes,” “expects,” “intends,” “plans,” “anticipates,” “likely,” “continues,” “may,” “will,” and similar expressions to identify forward-looking statements. Such forward-looking statements, including those concerning our expectations, involve risks, uncertainties and other factors, some of which are beyond our control, which may cause our actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements. These risks, uncertainties and factors include, but are not limited to, those factors set forth in this Annual Report on Form 10-K under “Item 1A. Risk Factors.” We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. The reader is cautioned not to unduly rely on such forward-looking statements when evaluating the information presented in this Annual Report on Form 10-K.

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

Our business consists of two segments, Product Identification (“PI”) and Test & Measurement (“T&M”). The PI segment includes specialty printing systems and related supplies sold under the QuickLabel®, TrojanLabel® and GetLabels™ brand names. The T&M segment includes our line of aerospace printers, ethernet networking products and test and measurement data acquisition systems sold under the AstroNova ® brand name. Refer to Note 18, “Nature of Operations, Segment Reporting and Geographical Information,” in our audited consolidated financial statements elsewhere in this report for financial information regarding our segments.

On August 4, 2022, we acquired Astro Machine LLC (“Astro Machine”), an Illinois-based manufacturer of printing equipment, including label printers and related accessories, tabbers, conveyors, and envelope feeders. Astro Machine is reported as a part of our PI segment beginning with the third quarter of fiscal 2023. Refer to Note 2, “Acquisition,” in our audited consolidated financial statements included elsewhere in this report.

The following description of our business should be read in conjunction with “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” on pages 24 through 37 of this Annual Report on Form 10-K.

Description of Business

Product Overview

We leverage our expertise in data visualization technologies to design, manufacture and market specialty printing systems, test and measurement systems, and related services for select growing markets globally.

PI products sold under the QuickLabel, TrojanLabel and GetLabels brands are used in brand owner and commercial applications to provide product packaging, marketing, tracking, branding, and labeling solutions to a wide array of industries. The PI segment offers a variety of digital color label tabletop printers and light commercial label printers, direct-to-package printers, high-volume presses, and specialty original equipment manufacturer (“OEM”) printing systems, as well as a wide range of label, tag and flexible packaging material substrates and other supplies, including ink and toner, allowing customers to mark, track, protect and enhance the appearance of their products. PI products sold under the Astro Machine brand acquired on August 4, 2022, also include a variety of label printers, envelope and packaging printing, and related processing and handling equipment. In the T&M segment, we have a long history of using our technologies to provide networking systems and high-resolution flight deck and cabin printers for the aerospace market. In addition, the T&M segment includes data acquisition recorders, sold under the AstroNova brand, to enable our customers to acquire and record visual and electronic signal data from local and networked data streams and sensors. The recorded data is processed, analyzed, stored and presented in various visual output formats.

Product Identification

Our PI segment includes three brands: QuickLabel, TrojanLabel, and GetLabels. Additionally, PI includes the recently acquired Astro Machine brand that is sold directly to end users though our channel partners and to OEM customers, who generally rebrand these products for sales to their customers. The segment provides a wide array of digital end-to-end product marking and identification solutions including hardware, software, and supplies for OEMs, commercial printers, and brand owners. Our customers typically label or mark products on a short- to mid-size run basis and benefit from the efficiency, flexibility, and cost-savings of digitally printing labels or packaging in their facility, on-demand, with the ability to accommodate multiple SKUs or variable data such as bar codes, lot numbers or expiration dates. QuickLabel brand products include tabletop printers, production-ready digital color label printers, and specialty OEM printing systems for either standalone output or inline integration with existing pre-processing and finishing systems. Customers use our digital printing products in a wide variety of industries, including chemicals, cosmetics, food and beverage, medical products, nutraceuticals, pharmaceuticals, and many others. TrojanLabel expands our customer market by providing a range of higher volume digital color printers, OEM printing systems, and supplies that target the more demanding needs of brand owners, commercial printers, label converters, and packaging manufacturers, giving them the ability to digitally mark or encode products directly or to produce labels for post-printing applications. GetLabels brand products include a full line of media supplies, including label materials, tags, inks, toners, and thermal transfer ribbons designed for optimal performance with our printing hardware, and are also compatible with a wide variety of competitive and third-party printing hardware.

Current QuickLabel models include a selection of professional tabletop digital color label printers. We recently introduced the QL-E100, an entry-level, compact, full-color tabletop label printer. It delivers professional-quality output at a lower price point, which we believe is ideal for targeting smaller businesses entering the on-demand label market, and larger enterprises that require multiple on-demand label printers at distributed locations throughout their facilities. The high-speed QL-120X was built on our pioneering and successful Kiaro! platform. To expand the product line further, the QL-120Xe, a sister product to the dye ink QL-120X, was introduced in 2021 as a lower price point option for low-volume applications and price-sensitive customers. In 2020, we introduced the QL-120D, which features high-performance pigment inks that can produce durable BS5609-certified labels and labels that can withstand a wide range of demanding environmental conditions from sterilization to cryogenic freezing. Introduced early in 2019, the high-performance QL-300 was the first 5-color toner-based electrophotographic tabletop production label printer in the market. In addition, our

QuickLabel line of printers includes the QL-850, our next-generation wide-format inkjet color label printer, the QL-30 and QL-60 series, a family of high-end monochrome printers, and the QLS-4100 XE, a unique solution with the ability to digitally print full-color labels and tags using thermal transfer ribbon technology.

Our TrojanLabel portfolio includes a range of products from professional digital color label mini-presses to large-scale all-in-one inline specialty printing systems for both brand owners, OEMs, and commercial printers. The T2-C, a compact, digital mini-press designed for 24/7 label production, includes numerous differentiating features for several end-use market applications. The T2-L is a narrow-format digital press designed specifically for flexible packaging substrates. Beyond label printing, the T3-OPX, the first of its kind direct-to-package printer, which was introduced in late 2020, allows printing directly onto a range of flat products, including cardboard, paper bags, flat wood planks and many other items using pigment inks that are resistant to both water and UV exposure. A professional high-volume label press and finishing system, the T4, enables print, die-cut, and lamination in an all-in-one machine with a much smaller footprint than others in the market.

GetLabels provides a broad range of high-quality supplies for both our printers and third-party printers, including label and tag materials, inks, toner, and thermal transfer material, all specifically designed and constructed for a wide variety of labeling applications. Label material and substrates are carefully qualified and tested on-site in our Rhode Island Materials Research Laboratory to ensure durability and compatibility with our QuickLabel and TrojanLabel branded products, along with a variety of third-party printers.

Astro Machine sells a variety of label printers, envelope and package printers and related envelope tabbers, conveyors and feeders to OEM customers who re-label the products with their own brand.

The PI segment provides worldwide training and support as well as develops and licenses various specialized software programs to design and manage labels, print images, manage and operate our printers and presses, and coordinate printing on an automated basis directly over networked systems.

Test & Measurement

Products sold under our T&M segment are designed and manufactured for airborne printing and networking solutions and data acquisition. Our aerospace products include flight deck printing solutions, networking hardware and specialized aerospace-grade thermal paper. Our data acquisition systems are used in research and development, flight testing, missile/rocket telemetry production monitoring, power and maintenance applications. These products are sold to customers in various industries, including aerospace & defense, automotive, commercial airline, energy, manufacturing and transportation, to meet their need to acquire and record data from local and networked data streams and sensors.

Our airborne printers, which include our flagship ToughWriter® series, are used in the flight decks and cabins of military, commercial, and business aircraft to print hard copies of data to enhance flight safety and reduce pilot workload by providing ready access to many types of critical flight-specific information required for the safe and efficient operation of aircraft. Examples of printed data include navigation maps, arrival and departure information, flight itineraries, weather maps, notice to air missions or NOTAMS, performance data, passenger data, and air traffic control data. ToughSwitch® Ethernet switches are used primarily in military aircraft and military vehicles to connect multiple computers or Ethernet devices. The airborne printers and Ethernet switches are ruggedized to comply with rigorous military and commercial flight-worthiness standards for operation under extreme environmental conditions. We are currently furnishing ToughWriter printers for various aircraft made by Airbus, Boeing, Bombardier, Lockheed, Gulfstream, and others. In addition to the ToughWriter products, we furnish other acquired flight deck printer products, including the TP/NP series, the RTP80 series and the PTA-45B series of airborne printers. The PTA-45B is subject to the Asset Purchase and License Agreement with Honeywell International, Inc. (the “Honeywell Agreement”), pursuant to which in 2017 we acquired an exclusive perpetual worldwide license to manufacture and support Honeywell’s narrow-format flight deck printers for the Boeing 737 and Airbus 320 aircraft. Over time we expect customers to replace the

PTA-45B and other acquired printer product lines with the AstroNova designed ToughWriter products because of the numerous technical features, functional advantages and significant weight savings. Currently, approximately one-third of the airborne printers sold are ToughWriter branded, and we expect the percentage of ToughWriter products to continue to grow over the next several years, and notably in fiscal 2025.

Other T&M products include the TMX® all-in-one high-speed data acquisition system for applications requiring high channel counts and acquisition rates; the Daxus® DXS-100 distributed data acquisition platform; the SmartCorder® DDX-100, a portable all-in-one data acquisition system for R&D facility and field testing; and the Everest® EV-5000 digital strip chart recording system used mainly in aerospace and defense applications. The Daxus DXS-100 can be connected to the SmartCorder to increase channel count or networked as part of a distributed measurement system spanning vast distances.

Technology

Our core technologies are data visualization technologies that relate to (1) acquiring data, (2) conditioning the data, (3) displaying or printing the data on hard copy, visual displays or electronic storage media, and (4) analyzing the data. To support our data visualization technology, we maintain technological core competencies and trade secret know-how concerning the subject matter peculiar to each business unit. The technological disciplines are diverse and include electronic, software, mechanical and industrial engineering aspects. Additionally, we possess engineering expertise in digital signal processing, image processing, fluidics, color theory, high-speed material handling, and airworthiness design.

Patents and Copyrights

We hold several product patents in the United States and in foreign countries. We rely on a combination of copyright, patent, trademark, and trade secret laws in the United States and other jurisdictions to protect our technology and brand names. We consider our intellectual property to be critical to the operation of our business. In particular, we believe that the loss of the trademarks QuickLabel, TrojanLabel, ToughWriter, or ToughSwitch or the loss of the license provided under the Honeywell Agreement could have a material adverse impact on our business taken as a whole. Because of the OEM nature of the Astro Machine business model (and the similarity of that brand name to the AstroNova name), its trademark and brand name, while important, are less critical.

Manufacturing and Supplies

We manufacture many of the products that we design and sell. Raw materials and supplies are typically available from a wide variety of sources. We manufacture many sub-assemblies and parts in-house, including certain specialty printed circuit board assemblies and harnesses, and we have extensive electronic and mechanical final assembly and test operations. Many parts are not manufactured in-house are standard electronic items available from multiple sources. Other printers and parts are designed or modified by us and manufactured by outside vendors according to our specifications. We also purchase certain components, assembled products, and supplies used to manufacture or sell with our products, from single-or limited- source suppliers. Although we believe the majority of these sole or limited source components, assembled products, and supplies could be sourced elsewhere with appropriate changes in the design of our products, the required design changes might not be feasible on a timely basis, and any interruption in these components, products or supplies could adversely affect our business. When circumstances cause us to anticipate that we may not be able to acquire such components, products or supplies on a timely basis, our practice is to procure a sufficient quantity in advance. In the past, we have made such advanced purchases primarily for aerospace products and in quantities that we anticipate will suffice for the life of the aircraft program for which those printers are designed.

Marketing and Competition

We compete worldwide in multiple markets. Through our existing network of manufacturing, sales and support facilities, we have sold our products to customers in over 150 countries.

We believe we are a market leader in tabletop digital color label printing technology in the specialty on-demand printing field, the market leader in flight deck printers, and an innovator in digital color mini-press systems. In the data acquisition area, we are one of the leaders in general-purpose, portable, high-speed data acquisition systems.

Management believes that we have a market leadership position in many of the markets we serve. We retain our leadership position by virtue of our proprietary technology, product reputation, delivery, our channels to market, technical assistance and service to customers. The number of competitors varies by product line. Key competitive factors vary among our product lines but include technology, quality, service and support, distribution network and breadth of product and service offerings.

Our PI products are sold by direct field salespersons as well as independent dealers and representatives, while our T & M products are sold predominantly through direct sales and manufacturers’ representatives. In the United States, we have factory-trained direct-field salespeople located throughout the country specializing in PI products. We also have direct field sales or service centers in Canada, China, Denmark, France, Germany, Malaysia, Mexico, Singapore, and the United Kingdom staffed by our own employees and dedicated third-party contractors. Additionally, we utilize over 100 independent dealers and representatives selling and marketing our products in over 60 countries.

No single customer accounted for 10% or more of our net revenue in any of the last three fiscal years.

Order Backlog

Our order backlog is predominantly but not exclusively for products that will be delivered within twelve months, and backlog scheduled for beyond twelve months is predominantly within the T&M segment. However, backlog varies regularly and is not a highly reliable predictive indicator of near-term future sales trends, primarily due to the frequent longer-term original equipment and supplies orders within the T&M segment. In the PI segment, we have multi-period (but typically not multi-year) blanket order arrangements with many customers for labels and other supplies. Printer hardware in the PI segment is typically shipped within a short period of time after orders are booked. Manufacturing production is designed to meet forecasted demands and built-to-order customer requirements. Backlog at January 31, 2023 and 2022 was $35.8 million and $27.8 million, respectively.

Government Regulation

We are subject to a wide variety of laws, rules, mandates, and regulations, some of which apply or may apply to us as a result of our business, particularly with respect to our aircraft cockpit printer business which sells in a highly regulated industry. For example, material modifications to an airborne printer cannot be made without having progressed through an extensive series of product qualification and certification steps that are technically complicated, expensive to execute, typically slow the pace of product development in that industry and can constrain our ability to quickly respond to pricing fluctuations or disruptions to our supply chain for products.

Other applicable and potentially applicable regulations and laws include regulations and laws regarding taxation, accounting and U.S. Securities and Exchange Commission (“SEC”) reporting, privacy, data protection, pricing, content, distribution, energy consumption, environmental regulation, competition, consumer protection, employment, import and export matters, information reporting requirements, access to our services and facilities, the design and operation of websites, health, safety, and sanitation standards, the characteristics and quality of products and services, product labeling and unfair and deceptive trade practices.

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

Environmental Matters

We believe that we are in compliance with all applicable federal, state, and local laws concerning the discharge of material into the environment or otherwise relating to the protection of the environment. We have not experienced any material costs in connection with environmental compliance and do not believe that such compliance will have any material effect on our financial position, results of operations, cash flows, or competitive position.

Employees

As of January 31, 2023 we employed 394 full-time employees, including 40 employees added as a result of the Astro Machine acquisition in August 2022. Of our full-time employees, 295 were in the United States, 77 in Europe, 10 in Canada, 10 in Asia and two in Mexico.

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

Culture

We are deeply committed to and invest substantial resources in maintaining and improving a strong and definable company culture that shapes how we operate and engage with stakeholders and employees. Our culture consists of four key components:

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

Our objective is for these core values to guide our employees’ behavior and direct how we conduct our business. These core values are reinforced during new hire orientation, ongoing engagement surveys, leadership development, and team development activities and are also demonstrated through teamwork, leadership, and everyday interactions.

Diversity and Inclusion

We believe that our culture and core values are strengthened through diversity and inclusion. Our diversity initiatives include—but are not limited to—our practices and policies on recruitment and selection; compensation and benefits; professional development and training; promotions; transfers; social and recreational programs; layoffs; terminations; and the ongoing development of a work environment built on the premise of gender and diversity equity. These initiatives include targeted recruitment of women in technical, engineering and sales roles, leadership development programs for women, periodic evaluation of our workforce demographics as compared to the demographics in the workforce market, and an affirmative effort to attract, recruit, retain and train a diverse workforce that is representative of the populations in the regions in which we do business. Metrics that track performance against these goals are regularly reported to and monitored by the Compensation Committee of our Board of Directors.

Other Information

Our business is not seasonal in nature. However, our revenue is impacted by the variable size of certain individual customer revenue transactions, which can cause fluctuations in revenue from quarter to quarter and which may be inconsistent with the underlying business or general economic trends. For example, in our T&M segment, government procurement and contracting practices can result in material fluctuations in our backlog and revenues.

Information about our Executive Officers

The following sets forth certain information with respect to all executive officers of the Company. All officers serve at the pleasure of the Board of Directors.

Name	Age	Position
Gregory A. Woods	64	President, Chief Executive Officer and Director
David S. Smith	66	Vice President, Chief Financial Officer and Treasurer
Stephen M. Petrarca	60	Vice President—Operations
Michael J. Natalizia	59	Vice President Technology & Strategic Alliances, Chief Technology Officer
Tom Carll	56	Vice President and General Manager—Aerospace

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

Code of Ethics

We have adopted a Code of Conduct which applies to all of our directors, officers and employees of the Company, including our Chief Executive Officer (“CEO”), Chief Financial Officer (“CFO”) and principal accounting officer which meets the requirements of a “code of ethics” as defined in Item 406 of Regulation S-K. A copy of the Code of Conduct will be provided to shareholders, without charge, upon request directed to Investor Relations or can be obtained on our website, (www.astronovainc.com), under the heading “Investors—Corporate Governance—Governance Documents.” We intend to disclose any amendment to, or waiver of, a provision of the Code of Conduct for the CEO, CFO, principal accounting officer, or persons performing similar functions by posting such information on our website.

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

Business and Industry Risks:

The structural impacts on the economy as a result of the COVID-19 pandemic and its aftermath have adversely affected and will likely continue to adversely affect our revenues, results of operations and financial condition.

All of our global operations were materially adversely affected by the worldwide COVID-19 pandemic and the related supply-chain disruptions. The aftermath of the immediate severe impacts of COVID-19 on our operations and financial performance, the changes in our customers’ purchasing behavior, the post-pandemic impact of inflation from macroeconomic factors, and the continued and lingering structural impacts on our global supply chain, particularly with respect to the availability and costs of electronic components, have made planning for customer demand and manufacturing production more difficult. Also, it has led to a rise in the cost of a number of classes of acquired goods for both the T&M and PI segments. We will continue to evaluate the impact of COVID-19 and its aftermath effects on our business, results of operations and cash flows throughout fiscal 2024, including the potential impacts on various estimates and assumptions inherent in the preparation of our condensed consolidated financial statements.

Since the COVID-19 pandemic began we have experienced difficulties in obtaining raw materials and components for our products. Some of the structural dislocations in the global economy that were triggered by the pandemic are prolonging these difficulties. Particularly with respect to certain electronic components for legacy products in our T&M segment, availability has been curtailed and may not recover, and in certain cases we have had to accelerate product redesign efforts and quickly transition customers to products with more viable long-term product configurations. We expect to incur substantial costs in doing so but we are unable to accurately estimate the financial impact due to the rapidly changing environment. We also have had to incur additional costs, such as higher shipping fees (i.e., air rather than ocean freight) and though these have abated to a degree, they have not returned to pre-pandemic levels. These factors negatively impacted our efficiency, delayed shipments in each of the fiscal quarters of 2023, and caused what we believe are product shortages. We are addressing these issues through long-range planning and procuring higher inventory levels for affected items to help mitigate potential shortages whenever practicable. For our T&M segment, we are also monitoring and reacting to extended lead times on electronic components, and utilizing a variety of strategies, including blanket orders, vendor-bonded inventories, extended commitments to our supply base, and seeking alternative suppliers. Additionally, we have taken actions to increase regular contact with our essential vendors and increased our forecasting horizon for our products to help us better manage our supply chain. In some cases, we are working with our vendors to help them procure components. Similarly, in our PI segment, we are increasing our inventory levels to ensure the adequacy of the supplies we sell to customers who use our printers. Our strategies to counteract these supply chain dislocations have significantly increased the amount of inventory we maintain to support our product sales. We have also experienced several situations where component shortages and scarcity have required us to pay significantly higher costs to obtain those components, particularly electronic components and circuit board assemblies in the T&M segment and inks and printer machine parts in the PI segment. We will continue to monitor our supply chain going forward and update our mitigation strategies as we determine appropriate. We are not able to predict how current supply chain difficulties will develop in the future, and if the steps we are taking are not effective, it could have a material adverse impact on our business and results of operations.

Our PI business was impacted by the COVID-19 pandemic as it limited our ability to meet with customers to demonstrate our products at trade shows and on-site in their facilities was curtailed. We partially countered this through a variety of virtual, on-line selling and digital marketing strategies, a number of which we continue to emphasize today. The degree to which post-pandemic selling practices will revert to those that were dominant previously, and the ultimate mix of customer engagement methods of face-to-face selling versus digital selling methods remains uncertain. For example, throughout fiscal 2023 we have attended numerous trade shows, but demand generation through those selling methods have not fully recovered to pre-pandemic levels. We believe that digital marketing has become a more permanent element of our go-to-market strategy. This has required us to shift resources to those technologies. Further, in the PI segment, the timely and reliable delivery of acceptable quality printer components from certain of our suppliers has declined post-pandemic, causing us to incur additional direct procurement costs, to carry higher inventories to assure adequate supplies to satisfy customers, to incur additional warranty and technical service costs to offset those impacts and to accelerate alternative technology development.

The aerospace industry, which we serve through our aerospace product line, was significantly disrupted by the COVID-19 pandemic, both inside and outside of the United States because of the severe decline in the demand for air travel, demand for aircraft, and a general curtailment of aircraft production rates. This had a material adverse impact on our financial results. Now that air travel demand and aircraft production demand have substantially improved, the direct and secondary impacts of the demand decline have abated, but demand for our products has not yet fully recovered to pre-pandemic levels. Our current belief is that it may take two or more years before we reach full revenue recovery, and lingering impacts of the COVID-19 pandemic on the economic structure of the airline industry, and general economic conditions could still become a negative factor for demand for aircraft, which could stall or reverse current favorable trends. If this were to happen individually or in combination, these factors would be difficult for us to respond to quickly, which could have a material adverse impact on our business operations and financial results.

Our operating results and financial condition could be harmed if the markets into which we sell our products decline or do not grow as anticipated.

Any decline in our customers’ markets or their general economic conditions would likely result in a reduction in demand for our products. For example, the 2020 grounding, suspension and subsequent slow restart of production of the Boeing 737 MAX, coupled with the negative impact of the COVID-19 pandemic on the demand for new aircraft and travel, reduced the demand for our airborne printers, as well as for the related repairs and supplies which has negatively affected our results of operations. While these effects have been abating, demand remains lower than it was pre-pandemic, and currently the outlook is uncertain. While demand for air travel has recently increased, the impact of another viral pandemic or other widespread health emergency could negatively impact this trend in the future. Also, we believe that the pandemic has negatively impacted our customers’ financial capacity materially enough to alter their strategies and industry dynamics so as to make changes in their demand more volatile. These factors may in particular cause demand for aircraft to grow slowly or decline, which would reduce demand for our products, and in turn harm our results of operations, financial position and cash flows.

Our future revenue growth depends on our ability to develop and introduce new products and services on a timely basis and achieve market acceptance of these new products and services.

The markets for our products are characterized by evolving technologies which in turn effect our product introduction cycles. Our future success depends largely upon our ability to address the rapidly changing needs of our customers by developing and supplying high-quality, cost-effective products, product enhancements and services on a timely basis and by keeping pace with technological developments and emerging industry standards. The success of our new products will also depend on our ability to differentiate our offerings from our competitors’ offerings, price our products competitively, anticipate our competitors’ development of new products, and maintain high levels of product quality and reliability. We spend a significant amount of time and effort on the development of our airborne and color printer products as well as our data acquisition and recorder products. Failure to meet our customers’ changing business needs or to further develop any of our new products and their related markets as anticipated could adversely affect our future revenue growth and operating results.

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

We subcontract the manufacturing and assembly of certain of our products to independent third parties at facilities located in various countries. Relying on subcontractors involves a number of significant risks, including:

•	Disruptions in the global supply chain;

•	Limited control over the manufacturing process;

•	Potential absence of adequate production capacity;

•	Potential delays in production lead times;

•	Unavailability of certain process technologies;

•	Reduced control over delivery schedules, manufacturing yields, quality and costs and

•	Exposure to rapid unplanned cost increases that cannot be adequately recovered by customer price increases due to market competition or contractual constraints.

If one of our significant subcontractors becomes unable or unwilling to continue to manufacture or provide these products in required volumes, fails to meet our quality standards, or imposes rapid price increases that we cannot recover in the market, we will have to identify alternate qualified subcontractors, take over the manufacturing ourselves, or redesign our products to use components from other suppliers. Additional qualified subcontractors may not be available or may not be available on a timely or cost-competitive basis. Any interruption in the supply, increase in the cost of the products manufactured by a third-party subcontractor or failure of a subcontractor to meet quality standards could have a material adverse effect on our business, operating results and financial condition.

For certain components, assembled products and supplies, we are dependent upon single or limited source suppliers. If these suppliers do not meet demand, either in volume or quality, then we could be materially harmed.

Although we use standard parts and components for our products where possible, we purchase certain components, assembled products and supplies used in the manufacture of our products from a single source or limited supplier sources. If the supply of a key component, assembled products or certain supplies were to be delayed or curtailed or, in the event a key manufacturing or sole supplier delays shipment of such components or assembled products, our ability to ship products in desired quantities and in a timely manner would be adversely affected. For example, as a result of the global COVID-19 pandemic, there was a disruption to our supply chain due to the delays of component shipments from our vendors in China and other jurisdictions in which normal business operations were disrupted. Our business, results of operations and financial position could also be adversely affected, depending on the time required to obtain sufficient quantities from the original source or, if possible, to identify and obtain sufficient quantities from an alternative source.

Additionally, if any single or limited source supplier becomes unable or unwilling to continue to supply components, assembled products or supplies in required volumes or at acceptable prices, we will have to identify and qualify acceptable replacements or redesign our products with different components. Alternative sources may not be available, or product redesign may not be feasible on a timely basis. For example, in fiscal 2023, we experienced increased difficulty in obtaining certain technology-based parts, components and supplies from the largest single supplier of our PI segment at stable or predictable prices. Additionally, we experienced repeated significant quality problems with that supplier. We have responded to these issues by increasing our inventories of those products to mitigate supply risk, negotiating quality related cost reimbursements, and in some cases, accelerating our development of PI products that rely on alternative suppliers. Any interruption in the supply of or increase in the cost of the components, assembled products and supplies provided by single or limited source suppliers could have a material adverse effect on our business, operating results, and financial condition.

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

Our success depends on our ability to obtain adequate pricing for our products and services. For a variety of complex reasons, many of which were triggered by the COVID-19 pandemic, the general economy has been significantly impacted by supply chain disruptions. Examples of some of these impacts on us include reduced availability of certain electronic components and the need to pay premium prices to obtain them, and noticeably higher costs for a wide array of other parts and raw material components in both of our product segments. This has been exacerbated by increases in the cost of transportation to expedite incoming components and supplies. In many cases, we have had to expedite delivery of critical materials through significantly higher cost airfreight methods. Our ability to offset these effects through pricing actions for our products and services may not prove sufficient to offset these or further cost increases. Attempts to increase prices may not hold in the face of customer resistance and/or competition. If we are unable to obtain adequate pricing for our products and services, our results of operations and financial position could be materially adversely affected.

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

Our inability to adequately enforce and protect our intellectual property defend against assertions of infringement or the loss of certain licenses could prevent or restrict our ability to compete.

We rely on patents, trademarks, licenses, and proprietary knowledge and technology, both internally developed and acquired, in order to maintain a competitive advantage. Our competitors may develop technologies that are similar or superior to our proprietary technologies or design technologies around the intellectual property protections or licenses that we currently own. The loss of the trademarks QuickLabel, TrojanLabel, ToughWriter and ToughSwitch or the loss of the licenses provided under the Honeywell Agreement could have a material adverse impact on our business. Operating outside the United States also exposes us to additional intellectual property risk. The laws and enforcement practices of certain jurisdictions in which we operate do not protect our intellectual property rights to the same extent as in the United States. Any diminution in our ability to defend against the unauthorized use of these rights and assets could have an adverse effect on our results of operations and financial condition. Litigation may be necessary to protect our intellectual property rights or defend against claims of infringement, which could result in significant costs and divert our management’s focus away from operations.

We have significant inventories on hand.

We maintain a significant amount of inventory, and as a result of recent supply chain disruptions and announced or anticipated price increases from suppliers, we have further increased the amount of inventory we maintain on hand to ensure we are able to meet market demand for our products at a reasonable price. These increases have been concentrated in label printing machines and supplies sold by our PI business, as well as in electronic components and assemblies in our T&M business. We maintain allowances for slow-moving and obsolete inventory that we believe are adequate, but any significant unanticipated changes in future product demand or market conditions, could have an impact on the value of inventory and adversely affect our business, operating results and financial condition.

We could incur liabilities as a result of installed product failures due to design or manufacturing defects.

We have incurred and could in the future incur additional liabilities because of product failures due to design or manufacturing defects. Our products may have defects despite our internal testing or testing by customers. These defects could result in, among other things, a delay in recognition of sales, loss of sales, loss of market share, failure to achieve market acceptance or damage to our reputation. We could be subject to material claims by customers and may incur substantial expenses to correct any product defects. While in the past, we have successfully obtained partial compensation from suppliers for their contribution to product quality issues, we may not be successful in such a recovery in the future, and these recoveries have not in the past and are not in the future likely to fully offset the full financial impact on us. For example, in fiscal 2023, the quality of products obtained from one of the key suppliers to our PI segment declined and we were unable to detect latent defects in their products in a timely manner, which resulted in our incurring increased technical service and warranty expenses. We obtained partial compensation from that supplier, but this was insufficient to fully cover all of our costs related to this issue. We also believe we have experienced demand declines as a result of customers’ perceptions of the quality defects related to this supplier.

In addition, through our acquisitions, we have assumed, and may in the future assume, liabilities related to products previously developed by an acquired company that may not have been subjected to adequate product development, testing and quality control processes, and may have unknown or undetected defects. Some types of defects may not be detected until the product is installed in a user environment. This may cause us to incur significant warranty, repair or re-engineering costs. As such, it could also divert the attention of engineering personnel from product development efforts, which may result in increased costs and lower profitability.

We could experience a significant disruption in or security breach of our information technology system which could harm our business and adversely affect our results of operations.

We rely on on-premise and cloud-based information technology systems, some of which are managed by or licensed from third parties, to support many critical aspects of our business, as well as to process, transmit and store our own electronic proprietary or confidential information, and confidential information of customers, employees, suppliers and others, including personally identifiable information, credit card data, and other proprietary confidential information. These systems are vulnerable to damage, disruptions and/or shutdowns due to attacks by cyber-criminals, data breaches, employee error, power outages, computer viruses, telecommunication or utility failures, systems failures, natural disasters, catastrophic events or other unforeseen events. These vulnerabilities could interfere with our operations, compromise our data processing capacity and the security of our information and that of our customers and suppliers, and expose us to liability which could adversely impact our business and reputation. We actively manage these risks through a variety of hardware and software-based techniques that we own, license or otherwise procure from third parties under contract to safeguard our systems, and we own or procure from third parties system data storage redundancy and disaster recovery capability. In particular, we have increased our investment in tools, techniques and training that we believe will reduce our vulnerability to attacks from cyber-criminals. However, due to the complexity of our systems, and especially due to the ever-increasing sophistication of cyber-criminals, there is no assurance that our efforts will be sufficient to prevent cyber-attacks, security breaches, or the other potential exploitation of vulnerabilities or systems failures. In any such circumstance, our system redundancy and other disaster recovery planning may be ineffective or inadequate. While we have experienced, and expect to continue to experience, these types of threats to our information technology networks and infrastructure, none of them to date has had a material impact. However, in the future, such events could result in legal claims or proceedings, liability or penalties under privacy laws, disruption in operations, and damage to our brand and reputation, all of which could adversely affect our business, operating results and financial condition.

We maintain insurance for a variety of cybersecurity risks to mitigate their possible impact, but because of the prevalence of claims in the market for cybersecurity insurance, the cost for that insurance has increased and the underwriting criteria to obtain such insurance has become far more demanding. There is no assurance that we will be able to obtain such insurance in the future, despite our substantial investments in cybersecurity, and if we are able to do so, it may be at substantially higher costs. In addition, in response to these higher costs, we may choose to reduce the amount of insurance we maintain because we believe our improvements in our cybersecurity profile have reduced our risk exposure relative to the increased cost of insurance. If our risk assessments prove incorrect and we were to have a loss not fully covered by insurance, our financial condition and results of operations could be materially negatively impacted.

We depend on our key employees and other highly qualified personnel and our ability to attract and develop new, talented professionals. Our inability to attract and retain key employees, as well as challenges with respect to the management of human capital resources, could compromise our future success and our business could be harmed.

Our future success depends upon our ability to attract and retain, through competitive compensation and benefits programs, professional and executive employees, including sales, operating, marketing, and financial management personnel as well as our ability to manage human capital resources. There is substantial competition for skilled personnel, and the failure to attract, develop, retain and motivate adequately qualified personnel could negatively impact our business, financial condition, results of operations and prospects. In order to hire new personnel or retain or replace our key personnel, we must maintain competitive compensation and benefits, and we may also be required to increase compensation, which would decrease net income. Additionally, several key employees have special knowledge of customers, supplier relationships, business processes, manufacturing operations, regulatory and customer quality compliance management, and financial management issues. The loss of any of these employees as the result of competitive compensation pressures or ineffective management of human capital resources could harm our ability to perform efficiently and effectively until their knowledge and skills are replaced, which might be difficult to do quickly, and as a result could have a material adverse effect on our business, financial condition, and results of operations. Failure to retain or attract key personnel could impede our ability to grow and could result in our inability to operate our business profitably.

Although we have not experienced any material disruptions due to labor shortages to date, we have observed an overall tightening and increasingly competitive labor market, and the demand for qualified individuals is expected to remain strong for the foreseeable future. Any sustained labor shortage or increased turnover rates within our employee base, could lead to increased costs and lost profitability and could otherwise compromise our ability to efficiently operate our business.

We may record future impairment charges, which could materially adversely impact our results of operations.

We test our goodwill balances annually, or more frequently if indicators are present or changes in circumstances suggest that impairment may exist. We assess goodwill for impairment at the reporting unit level and monitor the key drivers of fair value to detect events or other changes that would warrant an interim impairment test of our goodwill and intangible assets. Declines in the future performance and cash flows of a reporting unit or asset group, changes in our reporting units or in the structure of our business as a result of future reorganizations, acquisitions or divestitures of assets or businesses, or changes in other key assumptions, may result in the recognition of significant asset impairment charges, which could have a material adverse impact on our results of operations.

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

Financial and Economic Risks:

We face risks related to recession, inflation, stagflation and other economic conditions.

Customer demand for our products may be impacted by weak economic conditions, inflation, stagflation, recession, rising interest rates, equity market volatility or other negative economic factors in the U.S. or other nations. For example, under these conditions or the expectation of such conditions, our customers may cancel orders, delay purchasing decisions or reduce their use of our services. In addition, these economic conditions could result in higher inventory levels and the possibility of additional charges if we request changes in delivery schedules or if suppliers incur additional costs that they pass on to us. Further, in the event of a recession or threat of a recession, our suppliers, distributors, and other third-party partners may suffer their own financial and economic challenges and, as a result, they may demand pricing accommodations, delay payment, or become insolvent, which could harm our ability to meet our customers’ demands or collect revenue or could otherwise harm our business. Similarly, disruptions in financial or credit markets may impact our ability to manage normal commercial relationships with our customers, suppliers and creditors and might cause us to not be able to continue to access preferred sources of liquidity when we would like if at all, and our borrowing costs could increase. Thus, if general macroeconomic conditions continue to deteriorate, our business and financial results could adversely affect our business, operating results and financial condition.

In addition, we are subject to risks from inflation and increasing market prices of certain components, supplies, and raw materials, which are incorporated into our end products or used by our suppliers to manufacture our end products. These components, supplies and other raw materials have from time to time become restricted. General market factors and conditions have in the past and may in the future affect pricing of such components, supplies and commodities.

Economic, political and other risks associated with international sales and operations could adversely affect our results of operations and financial position.

Because we sell our products worldwide, our business is subject to risks associated with doing business internationally. Revenue from international operations, which includes both direct and indirect sales to customers outside the U.S., accounted for approximately 35% of our total revenue for fiscal 2023, and we anticipate that international sales will continue to account for a significant portion of our revenue. In addition, we have employees, suppliers, contractors and facilities located outside the U.S. Accordingly, our business, operating results and financial condition could be harmed by a variety of factors, including:

•	Interruption to transportation flows for delivery of parts to us and finished goods to our customers;

•	Customer and vendor financial stability;

•	Fluctuations in foreign currency exchange rates;

•	Changes in a specific country’s or region’s environment including political, economic, monetary, regulatory or other conditions;

•	Trade protection measures and import or export licensing requirements;

•	Negative consequences from changes in tax laws;

•	Difficulty in managing and overseeing operations that are distant and remote from corporate headquarters;

•	Difficulty in obtaining and maintaining adequate staffing;

•	Differing labor regulations;

•	Failure to comply with complex and rapidly changing government economic sanctions against other countries, especially arising from responses to armed conflict;

•	Unexpected changes in regulatory requirements;

•	Uncertainty surrounding the implementation and effects of the United Kingdom’s withdrawal from the EU, commonly known as “Brexit”; and

•	Geopolitical turmoil, including terrorism, war and public health disruptions, such as that caused by the COVID-19 pandemic or Russia’s invasion of Ukraine.

To date, the impact of the Russian invasion of Ukraine and the resulting governmental sanctions and our decision to halt all activities in the affected areas has had an immaterial direct impact on our revenues. We believe, however, that the impact on the economies of Western Europe, especially Germany, which is the largest non-North American market for our products, has had a negative impact on demand for our products.

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

Changes to tax laws and regulations or changes to the interpretation thereof, the ambiguity of tax laws and regulations, the subjectivity of factual interpretations, uncertainties regarding the geographic mix of earnings in any particular period, and other factors, could have a material impact on our estimates of our effective tax rate and our deferred tax assets and liabilities. The impact of these factors may be substantially different from period-to-period. In addition, the amount of income taxes we pay is subject to ongoing audits by U.S. federal, state and local tax authorities. If audits result in payments or assessments different from our reserves, our future results may include unfavorable adjustments to our tax liabilities and our financial statements could be adversely affected. Any further significant changes to the tax system in the United States or in other jurisdictions (including changes in the taxation of international income as further described below) could adversely affect our financial statements.

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

Our credit agreement with Bank of America requires us, among other things, to satisfy certain financial ratios on an ongoing basis, consisting of a maximum consolidated leverage ratio, a minimum consolidated fixed charge coverage ratio and an asset coverage ratio. We are also required to comply with other covenants and conditions, set forth in the credit agreement, including, among others, limitations on our and our subsidiaries’ ability to incur future indebtedness, to place liens on assets, to pay dividends or distributions on their capital stock, to repurchase or acquire their capital stock, to conduct mergers or acquisitions, to sell assets, to alter their capital structure, to make investments and loans, to change the nature of their business, and to prepay subordinated indebtedness, in each case subject to certain exceptions and thresholds as set forth in the credit agreement. If we were to violate the terms of the credit agreement and we were unable to renegotiate its terms at that time or secure alternative financing, it could have a material adverse impact on us.

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

We have made strategic investments in other companies, products and technologies, including our August 2022 acquisition of Astro Machine LLC and 2017 acquisition of TrojanLabel. We will continue to identify and pursue acquisitions of complementary companies and strategic assets, such as customer bases, products and technology. However, there can be no assurance that we will be able to identify suitable acquisition opportunities. In any acquisition that we complete, we cannot be certain that:

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

For example, in the recently acquired Astro Machine business, revenues are concentrated in a relatively small number of customers. Failure to satisfy the delivery requirements of those customers or to adequately respond to their evolving product requirements could cause us to lose one or more customers which would have a material adverse impact on our financial condition and results of operation due to lower revenue and could result in intangible asset impairment.

In certain instances, as permitted by applicable law and NASDAQ rules, acquisitions, such as the Astro Machine acquisition, may be consummated without seeking and obtaining shareholder approval, in which case shareholders will not have an opportunity to consider and vote upon the merits of such an acquisition. Although we will endeavor to evaluate the risks inherent in an acquisition, there can be no assurance that we will properly ascertain or assess such risks.

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

If we are not able to successfully integrate or divest businesses, products, technologies or personnel that we acquire or divest, or able to realize the expected benefits of our acquisitions, divestitures or strategic partnerships, our business, results of operations and financial condition could be adversely affected.

Changes in our business strategy or restructuring of our businesses may increase our costs or otherwise affect the profitability of our businesses.

We continually review our operations with a view toward reducing our cost structure, including but not limited to reducing our labor cost-to-revenue ratio, improving process and system efficiencies and increasing our revenues and operating margins. As changes in our business environment occur, we may need to adjust our business strategies to meet these changes, or we may otherwise find it necessary to restructure our operations or particular businesses or assets. When these changes or events occur, we may incur costs to change our business strategy and may need to write down the value of assets or sell certain assets. In any of these events our costs may increase, and we may have significant charges or losses associated with the write-down or divestiture of assets.

Adverse conditions in the global banking industry and credit markets could impair our liquidity or interrupt our access to capital markets, borrowings or financial transactions to hedge certain risks.

At the end of fiscal 2023, we had approximately $3.9 million of cash and cash equivalents. Our cash and cash equivalents are held in bank demand deposit accounts and foreign bank accounts. Disruptions in the financial markets may, in some cases, result in an inability to access assets such as money market funds that traditionally have been viewed as highly liquid. Any failure of our counterparty financial institutions or funds in which we have invested may adversely impact our cash and cash equivalent positions and, in turn, our financial position.

To date, we have been able to access financing that has allowed us to make investments in growth opportunities and fund working capital requirements as needed. In addition, we occasionally enter into financial transactions to hedge certain foreign exchange and interest rate risks. Our continued access to capital markets, the stability of our lenders and their willingness to support our needs, and the stability of the counterparties to our financial transactions that hedge risks are essential for us to meet our current and long-term obligations, fund operations, and fund our future strategic initiatives. An interruption in our access to external financing or financial transactions to hedge risk could materially and adversely affect our business and financial condition.

Inadequate self-insurance accruals or insurance coverage for employee healthcare benefits could have an adverse effect on our business, financial results or financial condition.

In the U.S., we maintain an employee health insurance coverage plan on a self-insured basis backed by stop-loss coverage which sets a limit on our liability for both individual and aggregate claim costs. We record expenses based on actual claims incurred and estimates of the costs of expected claims, administrative costs, and stop-loss insurance premiums.

We record a liability for our estimated cost of U.S. claims incurred and unpaid as of each balance sheet date. Our estimated liability is recorded on an undiscounted basis and is based on historical trends and data provided by our insurance broker. Our history of claims activity is closely monitored, and liabilities are adjusted as warranted based on changing circumstances. It is possible, however, that our actual liabilities may exceed our estimates of losses. We may also experience an unexpectedly large number of claims that result in costs or liabilities in excess of our projections, which could cause us to record additional expenses, which could adversely impact our business, financial condition, results of operations and cash flow.

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

We are subject to regulatory constraints and compliance requirements due to our status as a publicly held company. Public company compliance costs are increasing due to the increase in SEC regulations and enforcement actions, and the heightened scrutiny that we and the public accounting industry face from the Public Companies Accounting Oversight Board. Additionally, certain new and proposed regulations in the State of Rhode Island, where we are headquartered, are likely to increase compliance costs. In some instances, the regulations may mandate action on our part for which, to our knowledge, no current technical means to comply exist. If enacted, the costs to comply with these regulations could have a material adverse impact on our business.

Our business outside of the United States exposes us to foreign and additional U.S. laws and regulations, including but not limited to, laws and regulations relating to taxation, business licensing or certification requirements, employee rights and protection, consumer protection, intellectual property rights, consumer and data protection, privacy, encryption, restrictions on pricing or discounts, and the U.S. Foreign Corrupt Practices Act and other applicable U.S. and foreign laws prohibiting corrupt payments to government officials and other third parties. For example, the increased use of sanctions in U.S. international relations recently has increased our cost of compliance with the regulations intended to enforce them.

Section 404 of the Sarbanes-Oxley Act of 2002 requires that companies evaluate and report on the effectiveness of their internal control over financial reporting and any inability to achieve and maintain effective disclosure controls and procedures and internal control over financial reporting, could adversely affect our results of operations, our stock price and investor confidence in our company.

We have identified a material weakness in our internal control over financial reporting and that weakness has led to a conclusion that our internal control over financial reporting and disclosure controls and procedures were not effective as of January 31, 2023. The material weakness related to our inability to maintain effective controls to properly identify and assess significant non-routine transactions. Management is taking action to remediate the deficiencies in its internal controls over financial reporting by augmenting resources in our financial organization.

If action to remediate this material weakness is not completed on a timely basis, or if other remediation efforts are not successful, we may, in the future, identify additional internal control deficiencies that could rise to the level of a material weakness or uncover other errors in financial reporting.

Failure to have effective internal control over financial reporting and disclosure controls and procedures could impair our ability to produce accurate financial statements on a timely basis, or provide reliable financial statements needed for business decision processes, and our business and results of operations could be harmed. Additionally, investors could lose confidence in our reported financial information and our ability to obtain additional financing, or additional financing on favorable terms, could be adversely affected. Also, failure to maintain effective internal control over financial reporting could result in sanctions by regulatory authorities.

Certain of our operations and products are subject to environmental, health and safety laws and regulations, which may result in substantial compliance costs or otherwise adversely affect our business.

Our operations are subject to numerous federal, state, local and foreign laws and regulations relating to protection of the environment, including those that impose limitations on the discharge of pollutants into the air and water, establish standards for the use, treatment, storage and disposal of solid and hazardous materials and wastes, and govern the cleanup of contaminated sites. As such, our business is subject to and may be materially and adversely affected by compliance obligations and other liabilities under those environmental, health and safety laws and regulations. Certain of our products contain, and some of manufacturing operations use various substances which have been or may be deemed to be hazardous or dangerous. Thus, we have and will continue to generate a generally limited amounts of hazardous waste in our operations. We manage our compliance with laws and regulations and the proper mitigation of risks internally and through the input of external consultants and outside service providers and we believe we are in material compliance with all applicable environmental laws and regulations. We desire to reduce and ultimately eliminate any adverse environmental impact of our business and to comply with relevant laws and regulations. We expect this effort to affect our ongoing operations and require additional capital and operating expenditures. If we were to fail to manage our environmental compliance effectively, we could suffer economic or reputational harm.

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

We also expect that there will continue to be new laws, regulations, and industry standards concerning privacy, data protection, and information security proposed and enacted in various jurisdictions. For example, in 2016 the European Commission adopted the General Data Protection Regulation (GDPR), a comprehensive privacy and data protection reform that became effective in May 2018. The GDPR, which is applicable to all companies processing data of European Union residents, imposes significant fines and sanctions for violations. These requirements are complicated and compliance is technically complex to maintain. We contract with outside experts to advise us, conduct internal and external compliance training, and believe we are currently in compliance, however, maintaining compliance has increased costs and diverted resources. Similarly, the California Consumer Privacy Act of 2018, which was enacted in June 2018 and came into effect on January 1, 2020, provides a new private right of action for data breaches and requires companies that process information on California residents to make new disclosures to consumers about their data collection, use and sharing practices and allow consumers to opt out of certain data sharing with third parties.

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

Generally accepted accounting principles and related accounting pronouncements, implementation guidelines, and interpretations with regard to a wide range of matters that are relevant to our business, such as revenue recognition, asset impairment and fair value determinations, inventories, business combinations and intangible asset valuations, income taxes, and warranties, are highly complex and involve many subjective assumptions, estimates and judgments. Changes in these rules or their interpretation or changes in underlying assumptions, estimates, or judgments could significantly change our reported or expected financial performance or financial condition.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The following table sets forth information regarding our principal owned properties. The West Warwick property is subject to a security agreement and a mortgage in favor of the lender under our credit facility.

Location	Approximate Square Footage	Principal Use
West Warwick, Rhode Island, United States	135,500	Corporate headquarters, research and development, manufacturing, sales and service
Elk Grove Village, Illinois	34,460	Astro Machine principal place of business

We also lease facilities in various other locations. The following information pertains to each location:

Location	Approximate Square Footage	Principal Use
Dietzenbach, Germany	18,630	Manufacturing, sales and service
Copenhagen, Denmark	4,800	R&D, sales and service
Brossard, Quebec, Canada	4,500	Manufacturing, sales and service
Elancourt, France	4,150	Sales and service
Irvine, California, United States	3,100	Sales
Shah Alam, Selangor, Malaysia	2,067	Sales
Guangzhou, China	1,253	Sales and service
Maidenhead, England	1,021	Sales and service
Shanghai, China	425	Sales
Mexico City, Mexico	97	Sales

The West Warwick facility is used by both of our business segments, but the Elk Grove facility and leased locations are primarily used by the PI segment. We believe our facilities are well maintained, in good operating condition and generally adequate to meet our needs for the foreseeable future.

Item 3. Legal Proceedings

We are party to various legal proceedings arising from normal business activities. Management believes that the ultimate resolution of these matters will not have a material adverse effect on our financial position, results of operations or cash flows. Additionally, because of the nature of our business, we may be subject in the future to lawsuits or other claims, including those pertaining to product liability, patent infringement, commercial, employment, employee benefits, environmental and stockholder matters and an unfavorable resolution of any of these matters could materially affect our future results of operations, cash flows or financial position.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for the Registrant’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock trades on the NASDAQ Global Market under the symbol “ALOT.”

We had approximately 390 shareholders of record as of April 10, 2023, which does not reflect shareholders with beneficial ownership in shares held in nominee name.

Stock Repurchases

During the fourth quarter of fiscal 2023, we made the following repurchases of our common stock:

	Total Number of Shares Repurchased		Average Price paid Per Share ($)		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Be Purchased Under the Plans or Programs
November 1 – November 30	—		—		—	—
December 1 – December 31	678	(a)(b)	11.70	(a)(b)	—	—
January 1 – January 31	—		—		—	—

(a)

An executive of the company delivered 442 shares of our common stock toward the satisfaction of taxes due in connection with the vesting of restricted shares. The shares delivered were valued at a market value of $11.67 per share and are included with treasury stock in the consolidated balance sheet.

(b)

An executive of the company delivered 236 shares of our common stock toward the satisfaction of taxes due in connection with the vesting of restricted shares. The shares delivered were valued at a market value of $11.75 per share and are included with treasury stock in the consolidated balance sheet.

Item 6. [Reserved]

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

•

Test and Measurement (“T&M”) – offers a suite of products and services that acquire data from local and networked data streams and sensors as well as wired and wireless networks. The T&M segment includes a line of aerospace printers used to print hard copies of data required for the safe and efficient operation of aircraft, including navigation maps, clearances, arrival and departure procedures, NOTAMS, flight itineraries, weather maps, performance data, passenger data, and various air traffic control data. Aerospace products also include aircraft networking systems for high-speed onboard data transfer. T&M also provides repairs, service and spare parts.

On August 4, 2022, we completed the acquisition of Astro Machine, an Illinois-based manufacturer of printing equipment, including label printers, tabbers, conveyors, and envelope feeders, for aggregate consideration of $17.1 million. Astro Machine is reported as part of our PI segment beginning with the third quarter of fiscal 2023. Refer to Note 2, “Acquisition,” in our consolidated financial statements included elsewhere in this report for further details.

We market and sell our products and services globally through a diverse distribution structure of direct sales personnel, manufacturers’ representatives and authorized dealers that deliver a full complement of branded products and services to customers in our respective markets. Our growth strategy centers on organic growth through product innovation made possible by research and development initiatives, as well as strategic acquisitions that fit into or complement existing core businesses. In fiscal 2023, 2022, and 2021, revenue from customers in various geographic areas outside the United States, primarily in Western Europe, Canada and Asia, amounted to $50.6 million, $49.3 million, and $45.1 million, respectively.

We maintain an active program of product research and development. We spent approximately $6.8 million in both fiscal 2023 and 2022, and $6.2 million in fiscal 2021 on Company-sponsored product development. We are committed to continuous product development as essential to our organic growth and expect to continue our focus on research and development efforts in fiscal 2024 and beyond.

We also continue to invest in sales and marketing initiatives by expanding and improving the existing sales force and using various marketing campaigns to achieve our goals of sales growth and increased profitability.

COVID-19 Update

All of our global operations were materially adversely affected by the worldwide COVID-19 pandemic and the related supply-chain disruptions. In the aftermath of the immediate severe impacts of COVID-19 on our operations and financial performance the changes in our customers’ purchasing behavior, the post-pandemic impact of inflation from macroeconomic factors, and the continued and lingering structural impacts on our global supply chain, particularly with respect to the availability and costs of electronic components, have made planning for customer demand and manufacturing production more difficult. Also, it has led to a rise in the cost of a number of classes of acquired goods for both the T&M and PI segments. We will continue to evaluate the impact of COVID-19 and its aftermath effects on our business, results of operations and cash flows throughout fiscal 2024, including the potential impacts on various estimates and assumptions inherent in the preparation of the consolidated financial statements.

Since the COVID-19 pandemic began we have experienced difficulties in obtaining raw materials and components for our products. Some of the structural dislocations in the global economy that were triggered by the pandemic are prolonging these difficulties. Particularly with respect to certain electronic components for legacy products in our T&M segment, availability has been curtailed and may not recover, and as a result we have had to accelerate product redesign and as quickly transition customers to products with more viable long-term product configurations. We expect to incur substantial costs in doing so but are unable to accurately estimate the financial impact due to the rapidly changing environment. We also have had to incur additional costs, such as higher shipping fees (i.e., air rather than ocean freight) and though these have abated to a degree, they have not returned to pre-pandemic levels. These factors have negatively impacted our efficiency, have delayed shipments for each of the fiscal quarters of fiscal 2023, and have caused what we believe are product shortages. We are addressing these issues through long-range planning and procuring higher inventory levels for the affected items to help mitigate potential shortages whenever practicable. For our T&M segment, we are also monitoring and reacting to extended lead times on electronic components, and utilizing a variety of strategies, including blanket orders, vendor-bonded inventories, extended commitments to our supply base, and seeking alternative suppliers. Additionally, we have taken actions to increase regular contact with our essential vendors and increased our forecasting horizon for our products to help us better manage our supply chain. In some cases, we are working with our vendors to help them procure components. Similarly, in our PI segment, we are increasing our inventory levels to ensure the adequacy of the supplies we sell to customers who use the printers we have sold to them. Our strategies to counteract these supply chain dislocations have significantly increased the amount of inventory we maintain to support our product sales. We have also experienced several situations where component shortages and scarcity have required us to pay significantly higher costs to obtain those components, particularly electronic components and circuit board assemblies in the T&M segment and inks and printer machine parts in the PI segment. We will continue to monitor our supply chain going forward and update our mitigation strategies as we determine appropriate. We are not able to predict how current supply chain difficulties will develop in the future, and if the steps we are taking are not effective, it could have a material adverse impact on our business and results of operations.

Product Identification Update

The COVID-19 pandemic impacted our PI business by limiting our ability to meet with customers to demonstrate our products at trade shows and on-site in their facilities was curtailed. We partially countered this through a variety of virtual, on-line selling and digital marketing strategies, a number of which we continue to emphasize today. The degree to which post-pandemic selling practices will revert to traditional practices, and the ultimate mix of customer engagement methods of face-to-face selling versus digital selling methods are just starting to recover. For example, throughout fiscal 2023 we attended numerous trade shows, but demand generation through those selling methods has not fully recovered and digital marketing has, we believe, become a more permanent element of our go-to-market strategy. This has required us to shift resources to those technologies. Further, the reliability of timely delivery of acceptable quality printer components from one of our suppliers has deteriorated post-pandemic causing us to incur additional direct procurement costs to carry higher inventories to assure adequate supplies to satisfy customers, as well as causing us to incur additional warranty and technical service costs to offset those impacts and to invest considerable time and resources with that supplier to improve their performance.

Test & Measurement Update

The aerospace industry, which we serve through our aerospace product line, was significantly disrupted by the COVID-19 pandemic, because of the severe decline in the demand for air travel, demand for aircraft, and a general curtailment of aircraft production rates. This had a material adverse impact on our financial results. Although air travel demand and aircraft production demand have improved, the direct and secondary impacts of the demand decline have somewhat abated, they have not recovered completely. As a result, demand for our products has not fully recovered to pre-pandemic levels. We believe that it will be at least another two or more years before we reach full revenue recovery due to the lingering impacts of the pandemic era on the economic structure of the airline industry. General economic conditions could also still become a negative factor impacting demand for new aircraft, which could potentially stall or reverse current favorable trends. If this were to happen individually or in combination, these factors would be difficult to respond to, which could have a material adverse impact on our business operations and financial results.

Results of Operations

Fiscal 2023 compared to Fiscal 2022

The following table presents the revenue of each of our segments, as well as the percentage of total revenue and change from the prior year.

($ in thousands)	2023			2022
	Revenue	As a % of Total Revenue	% Change Over Prior Year	Revenue	As a % of Total Revenue
P I	$103,089	72.3%	13.4%	$90,915	77.4%
T&M	39,438	27.7%	48.5%	26,565	22.6%

Total	$142,527	100.0%	21.3%	$117,480	100.0%

Net revenue in fiscal 2023 was $142.5 million, a 21.3% increase compared to net revenue of $117.5 million for fiscal 2022. Current year revenue through domestic channels was $91.8 million, an increase of 34.8% from prior year domestic revenue of $68.2 million. International revenue of $50.6 million for fiscal 2023 increased 2.7% compared to prior year international revenue of $49.3 million. Fiscal 2023 international revenue reflects an unfavorable foreign exchange rate impact of $3.5 million, compared to a favorable foreign exchange rate impact of $1.1 million in fiscal 2022.

Hardware revenue in fiscal 2023 was $42.4 million, an $11.0 million or 34.8% increase compared to fiscal 2022 hardware revenue of $31.5 million due to increased hardware sales in both the T&M and PI segments. T&M hardware sales increased 44.2% or $7.5 million compared to the prior year primarily due to increased sales in our aerospace printer product line. Current year hardware sales in the PI segment increased 23.9% or $3.5 million compared to the prior year, predominately as a result of the August 2022 acquisition of Astro Machine. The increase in PI hardware sales for the current year was slightly offset by a decline in sales of our TrojanLabel product line printers.

Revenue from supplies in fiscal 2023 was $82.1 million, a 12.1% or $8.8 million increase compared to fiscal 2022 supplies revenue of $73.2 million. Supplies revenue increased in both the PI and T&M segment in the current year, with the increase primarily due to the contribution of $6.7 million of supply sales from the newly acquired Astro Machine in the PI segment. Also contributing to the increase in current year supply revenue was the increase in paper supply revenue for the aerospace printers in the T&M segment and the increased sales of supplies in our TrojanLabel product line in the PI segment.

Service and other revenue in fiscal 2023 was $18.0 million, a 41.3% increase compared to fiscal 2022 service and other revenue of $12.7 million. The increase is due primarily to significantly increased repair and parts revenue for aerospace printer products in the T&M segment due to the impact of increased flight hour usage and pricing increases. Also contributing to the current year increase was Astro Machine parts revenues included since the acquisition, offset by modest declines in aftermarket parts sales for Quick Label related products in the PI segment.

Gross profit was $48.2 million for fiscal 2023, reflecting a 10.1% increase compared to fiscal 2022 gross profit of $43.7 million. Our gross profit margin of 33.8% in fiscal 2023 reflects a 3.4 percentage point decrease compared to fiscal 2022 gross profit margin of 37.2%. The lower gross profit margin for the current year compared to the prior year is primarily attributable to the inclusion of Astro Machine for the six months since its acquisition, because of the impact of its lower gross margin business model, plus the impact of the employment retention tax credit (“ERC”) in the prior year, which reduced manufacturing payroll taxes, a component of cost of revenue, in the amount of $1.7 million in the second quarter of the prior year. Lastly, excess royalties (above the minimum guaranteed royalty amount), which are payable in connection with our license from Honeywell to produce aircraft cockpit printers for two narrow-body aircraft programs increased due to higher volumes of sales.

Operating expenses for the current year were $42.7 million, representing an 8.2% increase from the prior year’s operating expenses of $39.5 million. Specifically, selling and marketing expenses of $24.5 million in fiscal 2023 increased 5.5% from the prior year amount of $23.2 million. The increase in selling and marketing expenses for the current year is primarily due to a decrease in payroll taxes in the second quarter of the prior year related to the ERC, which reduced payroll taxes in the amount of $0.8 million, as well as the current year increase in employee wages and travel and entertainment expenses. The current year increase in selling and marketing expenses was partially offset by a decrease in commissions and advertising and trade show expenses. General and administrative expenses increased 19.7% to $11.4 million in the current year compared to $9.6 million in the prior year, primarily due to an increase in outside service fees and employee wages, and the impact of the ERC, which reduced manufacturing payroll taxes in the amount of $0.3 million in the third quarter of the prior year, partially offset by a decrease in bonus and advertising and trade show expenses. Research & development (“R&D”) costs in fiscal 2023 of $6.8 million remained relatively unchanged from fiscal 2022, as increases in wages and benefits were substantially offset by decreases in bonus and supplies and repair expenses. The R&D spending level for fiscal 2023 represents 4.8% of net revenue, compared to the prior year level of 5.7%.

Other expense in fiscal 2023 was $2.0 million compared to other income of $2.8 million in fiscal 2022. Current year expense includes $1.7 million of interest expense on our debt and revolving line of credit and $0.4 million of net foreign exchange loss, offset by net other income of $0.1 million. Prior year other income includes $4.5 million related to the forgiveness of the loan we received under the Paycheck Protection Program (the “PPP”), partially offset by $0.7 million related to the write-off of our Oracle EnterpriseOne ERP system and related prepaid service and maintenance contracts as a result of the full implementation of a new ERP system in our US-based operations in the fourth quarter of fiscal 2022, interest expense on debt of $0.7 million, and net foreign exchange loss of $0.3 million.

We recognized $0.7 million of income tax expense for the current fiscal year, resulting in an effective tax rate of 22.0% compared to 8.6% in fiscal 2022. The increase in the effective tax rate in fiscal 2023 from fiscal 2022 is primarily related to the absence of the impact of the PPP loan forgiveness, which is tax-exempt income that was a one-time item that reduced the rate in fiscal 2022. Specific items increasing the effective tax rate in fiscal 2023 include the change in reserves related to uncertain tax positions under ASC 740 and an increase in the valuation allowance recorded on our China net operating losses. This increase was offset by state taxes, return to provision adjustments, share-based compensation, R&D tax credits, and foreign derived intangible income (“FDII”) deduction. During fiscal 2022, we recognized $0.6 million of income tax expense for the prior fiscal year, resulting in an effective tax rate of 8.6%. Specific items decreasing the effective tax rate include PPP loan forgiveness tax-exempt income, R&D tax credits, foreign derived intangible income (“FDII”) deductions, and a change in reserves related to ASC 740 liabilities. This decrease was offset by state taxes, return to provision adjustments, and taxes on foreign earnings. The PPP loan forgiveness is excluded from taxable income.

Net income for fiscal 2023 was $2.7 million, or $0.36 per diluted share. Net income for fiscal 2022 was $6.4 million, or $0.88 per diluted share. The results for the current year were impacted by expenses of $0.7 million ($0.5 million net of tax, or $0.07 per diluted share) related to transaction costs of the Astro Machine acquisition. The results for the prior period were impacted by income of $4.5 million ($4.4 million net of tax, or $0.60 per diluted share) related to the forgiveness of our PPP loan, income of $2.1 million ($1.6 million net of tax, or $0.22 per diluted share) related to the net ERC and expense of $0.7 million ($0.5 million net of tax, or $0.07 per diluted share) related to the write-off of our Oracle EnterpriseOne ERP system and related prepaid service and maintenance contracts.

Fiscal 2022 compared to Fiscal 2021

For a comparison of our results of operations for the fiscal years ended January 31, 2022, and January 31, 2021, see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our annual report on Form 10-K for the fiscal year ended January 31, 2022, filed with the SEC on April 18, 2022.

Segment Analysis

We report two segments consistent with our product revenue groups: PI and T&M. Segment performance is evaluated based on the operating segment’s profit (loss) before corporate and financial administration expenses. The following table summarizes selected financial information by segment.

($ in thousands)	Revenue			Segment Operating Profit (Loss)			Segment Operating Profit (Loss) as a % of Revenue
	2023	2022	2021	2023	2022	2021	2023	2022	2021
P I	$103,089	$90,915	$90,268	$7,889	$10,411	$12,885	7.7%	11.5%	14.3%
T&M	39,438	26,565	25,765	8,989	3,398	(1,032)	22.8%	12.8%	(4.0)%

Total	$142,527	$117,480	$116,033	16,878	13,809	11,853	11.8%	11.8%	10.2%

Corporate Expenses				11,435	9,553	9,420

Operating Income				5,443	4,256	2,433
Other Income (Expense), Net				(2,033)	2,778	(254)

Income Before Income Taxes				3,410	7,034	2,179
Income Tax Provision				749	605	895

Net Income				$2,661	$6,429	$1,284

Product Identification

Revenue from the PI segment increased 13.4% in fiscal 2023, with revenue of $103.1 million compared to revenue of $90.9 million in the prior year. The current year increase is attributable to the contribution of the newly acquired Astro Machine, which provided revenue of $12.5 million for the current year. Trojan Label related product supply revenue also grew in fiscal 2023 compared to the prior year due to the larger installed base of these printers. The current year increase in PI revenue was slightly offset by declines in the sales of Trojan label hardware products resulting from the market reaction to quality problems caused by quality and reliability issues we faced from one supplier. Quick Label revenues were essentially flat as compared to the prior year. At the current time, we expect PI revenue to increase in fiscal 2024 due to the impact of a full year of Astro Machine revenue and recovery in both hardware and supplies in the other product lines, partly as the result of new product introductions. PI current year segment operating profit was $7.9 million with a profit margin of 7.7%, compared to the prior year segment operating profit of $10.4 million and related profit margin of 11.5%. Despite the inclusion of $1.6 million in operating profit contribution from Astro Machine, the primary reason for the decline in operating profit and margin was the inclusion in fiscal 2022 of $1.4 million of net benefit from the ERC, which reduced payroll taxes in the segment. The decrease in current year segment operating profit and margin, was also due to the result of a higher relative mix of lower gross profit product sales, higher travel and trade show expense, and increased warranty expenses.

Test & Measurement

Revenue from the T&M product group was $39.4 million for fiscal 2023, a 48.5% increase compared to revenue of $26.6 million in the prior year. The current year increase in T&M revenue is primarily due to a 44.2% or $7.5 million increase in hardware sales resulting primarily from increased aerospace printer product unit volume. Demand for printers, especially for narrow body aircraft, has increased due to the post-pandemic recovery in air travel demand and new orders of airplanes and the corresponding increase in production rates. The sales of printers for wide-body aircraft have increased but at much slower rates compared with narrow body demand. Sales of ToughSwitch ethernet products also recovered to levels consistent with the fiscal 2019 through fiscal 2021 period after a large decline in fiscal 2022, and we currently expect comparable revenue from those products in fiscal 2024. Our current expectation is that printers narrow-body aircraft will continue to recover to pre-pandemic levels over the next two years, although at a slower rate than the recovery in fiscal 2023. We believe any recovery in shipments for larger wide-body aircraft will take longer. The increase in fiscal 2023 hardware revenue in the T&M segment was also impacted by $1.1 million in revenue recognized in the fourth as the result of successful claims for component cost increases for printer shipments to one customer throughout most of fiscal 2023 as described in Note 3, “Revenue Recognition,” in our consolidated financial statements included elsewhere in this report. In the fourth quarter, we recognized revenue of $0.8 million in connection with a new Asset Purchase and License Agreement with Honeywell Inc. (“New HW Agreement”) as described in Note 12, “Royalty Obligation,” in our consolidated financial statements included elsewhere in this report.

The current year increase in T&M revenue was additionally favorably impacted by increased repair, parts and paper supply revenue related to aerospace printers, as flight hours and product utilization increased. At this time, we believe the outlook for T&M supplies, service and other revenue is favorable as the expected higher flight hours in commercial aviation should correlate favorably to higher aerospace printer supplies, parts and repair revenue. T&M current year segment operating profit was $9.0 million resulting in a 22.8% profit margin compared to the prior year segment operating profit of $3.4 million and related operating margin of 12.8%. The increased profit and margins were primarily attributable to the robust turnaround in revenue, particularly in repair, parts and supplies revenues at high margins, and were offset by the impact of higher components costs, as well as the fact that prior year’s operating profit included the impact of $0.8 million in net employee retention tax credits that reduced manufacturing and operating costs. Also contributing to the increase was the favorable impact in the fourth quarter of the receipt of improved pricing on certain contracts that related to the entire year and the impact of the New HW Agreement. Selling, marketing and administrative expense grew in total by $0.6 million in support of the revenue growth, which was a significantly lower rate than revenue growth, demonstrating favorable operating leverage.

Liquidity and Capital Resources

Overview

Historically, our primary sources of short-term liquidity have been cash generated from operating activities and borrowings under our revolving credit facility. In fiscal 2023, we used our credit facilities, as further described below, to acquire Astro Machine. We also used our credit facilities and operating cash flow to fund increases in inventories. Substantial increases in inventories were the result of the need to support higher levels of shipments in the aerospace product lines within our T&M segment, and the buildup of inventory buffers to respond to supply chain risks. In the fourth quarter of fiscal 2023, we were able to reduce our outstanding line of credit balance by $4.0 million. Capital spending was very low in fiscal 2023 compared to our historical levels of spending.

We believe that in the coming year, cash flow generation from operations and available unused credit capacity under our credit facility will support our anticipated needs. In fiscal 2024 (after required debt amortization and payment of minimum guaranteed royalty payments to Honeywell), we will be focused on inventory reduction and reduction of debt outstanding under our revolving credit facility, to the degree possible as constrained by supply chain management challenges. We also anticipate that we will have the capacity to spend $1.5 million to $2.0 million in capital to upgrade production machinery to support planned revenue growth and cost reduction objectives. Finally, if further acquisition opportunities develop that would require additional cash above our current available capacity, based on regular communication with our lender, we believe that our current operating performance and the reduction in leverage ratios as measured by the covenants within our credit facilities since the acquisition of Astro Machine would permit us to obtain sufficient additional debt financing, barring any unforeseen changes in the credit and capital markets.

.

In connection with our purchase of Astro Machine on August 4, 2022, we entered into a Second Amendment to Amended and Restated Credit Agreement (the “Second Amendment”) with Bank of America, N.A., as lender (the “Lender”). The Second Amendment amended the Amended and Restated Credit Agreement dated as of July 30, 2020, as amended by the First Amendment to Amended and Restated Credit Agreement, dated as of March 24, 2021, and the LIBOR Transition Amendment, dated as of December 24, 2021 (the “Existing Credit Agreement,” and the Existing Credit Agreement as amended by the Second Amendment, the “Amended Credit Agreement”), between the Company and the Lender.

The Amended Credit Agreement provides for (i) a new term loan in the principal amount of $6.0 million, which term loan was in addition to the existing term loan outstanding under the Existing Credit Agreement in the principal amount of $9.0 million as of the effective date of the Second Amendment, and (ii) an increase in the aggregate principal amount of the revolving credit facility available thereunder from $22.5 million to $25.0 million. Under the Amended Credit Agreement, revolving credit loans may continue to be borrowed, at our option, in U.S. Dollars or, subject to certain conditions, Euros, British Pounds, Canadian Dollars or Danish Kroner.

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

At January 31, 2023, our cash and cash equivalents were $3.9 million. During fiscal 2023, we borrowed a net of $15.9 million on our revolving line of credit, and at January 31, 2023, we had $9.1 million available for borrowing under that facility.

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

Amounts repaid under the revolving credit facility may be reborrowed, subject to our continued compliance with the Amended Credit Agreement. No amount of the term loan that is repaid may be reborrowed.

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

We must comply with various customary financial and non-financial covenants under the Amended Credit Agreement. The financial covenants under the Amended Credit Agreement consist of a maximum consolidated leverage ratio, a minimum consolidated fixed charge coverage ratio and a minimum consolidated asset coverage ratio. The primary non-financial covenants limit our and our subsidiaries’ ability to incur future indebtedness, to place liens on assets, to pay dividends or distributions on our or our subsidiaries’ capital stock, to repurchase or acquire our or our subsidiaries’ capital stock, to conduct mergers or acquisitions, to sell assets, to alter our or our subsidiaries’ capital structure, to make investments and loans, to change the nature of our or our subsidiaries’ business, and to prepay subordinated indebtedness, in each case subject to certain exceptions and thresholds as set forth in the Amended Credit Agreement, certain of which provisions were modified by the Second Amendment. As of January 31, 2023, we believe we are in compliance with all of the covenants in the Credit Agreement.

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

On June 15, 2021, Greenwood notified us that the SBA approved our application for forgiveness of the entire $4.4 million principal balance of our PPP Loan and all accrued interest thereon. As a result, we recorded a $4.5 million gain on the extinguishment of debt in Other Income (Expense) in our condensed consolidated income statement for the year ended January 31, 2022.

Cash Flow

The statements of cash flows for the years ended January 31, 2023, 2022, and 2021 are included on page F-9 of this Form 10-K. Net cash used by operating activities was $2.9 million in fiscal 2023 compared to net cash provided by operating activities of $1.4 million in the previous year. The increase in net cash used by operations for the current year is primarily due to an $11.5 million increase in cash used for working capital. The changes in accounts receivable, inventory, income taxes, accounts payable and accrued expenses for the current year decreased cash by $14.3 million in fiscal 2023 compared to $2.8 million in the prior year. The increase in cash used for operations for fiscal 2023 was partially offset by the $3.1 million of ERC receivable received in the first quarter of the current year. Cash from operations for fiscal 2022 was also impacted by the $3.1 million ERC receivable and the $4.5 million gain on the forgiveness of the PPP Loan.

The accounts receivable balance increased to $21.6 million at January 31, 2023, compared to $17.1 million at January 31, 2022. The increase in the accounts receivable balance is related to sales product mix in fiscal 2023 compared to the prior year, as well as the addition of Astro Machine. The days sales outstanding increased to 49 days at year end compared to 45 days at the end of fiscal 2022 contributing to the higher receivables balance at January 31, 2023. The days sales outstanding increase in the current year is due to customer mix, as aerospace receivables typically take longer to collect.

The year-end inventory balance increased to $51.3 million at January 31, 2023 versus $34.6 million at January 31, 2022, a $16.7 million increase from the prior year end. The increase in our inventory balance is primarily due to difficulty in the supply chain environment, including increased pricing and long lead times to obtain components and supplies, which has required us to increase our component and supply buffer stock to support the demands of our customers in our PI segment. We have also experienced increased inventory levels related to our T&M products to maintain our targeted inventory levels as a result of increased sales in that segment and parts shortage issues. In addition, the acquisition of Astro Machine resulted in increased levels of inventory to support their operations. Inventory days on hand increased to 176 days at the end of the current quarter from 156 days at the prior year end. This increase in working capital has been funded in part by borrowings under our credit facilities and has increased our interest expense.

Net cash used by investing activities for fiscal 2023 was $17.2 million, which includes $17.0 million related to the acquisition of Astro Machine and $0.2 million for capital expenditures.

Net cash provided by financing activities for fiscal 2023 was $18.8 million. Cash provided from financing activities for fiscal 2023 includes $15.9 million for borrowings under the revolving line of credit and $6.0 million of proceeds from long term borrowings. Cash outflows for financing activities for fiscal 2022 include principal payments on long-term debt and the guaranteed royalty obligation of $1.0 million and $2.0 million, respectively.

Fiscal 2022 compared to Fiscal 2021

For a comparison of our cash flow for the fiscal years ended January 31, 2022 and January 31, 2021, see “Part II, Item 7. Management’s Discussion and Analysis of Liquidity and Capital Resources” in our annual report on Form 10-K for the fiscal year ended January 31, 2022, filed with the SEC on April 18, 2022.

Contractual Obligations, Commitments and Contingencies

As of January 31, 2023, we had contractual obligations related to lease arrangements, debt and royalty obligation arrangements and purchase commitments.

The lease arrangements are for certain of our facilities at various locations worldwide. As of January 31, 2023, we had fixed lease payment obligations of $0.8 million, with $0.3 million due within 12 months. Refer to Note 13, “Leases,” in our audited consolidated financial statements included in this Annual Report on Form 10-K for further details.

Debt arrangements under our Amended Credit Agreement with Bank of America, N.A., consist of the balance due of $14.3 million at January 31, 2023, with $2.1 million due within 12 months. For additional details regarding our long-term debt obligations, see Note 8, “Debt,” in our audited consolidated financial statements included in this Annual Report on Form 10-K.

We are subject to a guaranteed minimum royalty payment obligation over the next five years pursuant to the Honeywell Agreements, which, at January 31, 2023 included a balance due of $5.1 million, with $1.7 million due within 12 months. Refer to Note 2 “Acquisitions” and Note 12, “Royalty Obligation,” in our audited consolidated financial statements included in this Annual Report on Form 10-K for further details.

In order to meet our manufacturing demands and, in some cases, lock in particular pricing structures for specific goods used in manufacturing, we enter into purchase commitments with our suppliers. At January 31, 2023 our purchase commitments totaled $25.8 million, with $22.8 million due within 12 months, some of which are non-cancelable.

We are also subject to contingencies, including legal proceedings and claims arising out of our business that cover a wide range of matters, such as: contract and employment claims; workers’ compensation claims; product liability claims; warranty claims; and claims related to modification, adjustment or replacement of component parts of units sold. While it is impossible to ascertain the ultimate legal and financial liability with respect to contingent liabilities, including lawsuits, we believe that the aggregate amount of such liabilities, if any, in excess of amounts provided, or covered by insurance, will not have a material adverse effect on our consolidated financial position or results of operations. It is possible, however, that our results of operations for any future period could be materially affected by changes in our assumptions or strategies related to these contingencies or changes out of our control.

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

We believe the following critical accounting policies require significant judgments and estimates in the preparation of our consolidated financial statements:

Revenue Recognition: We recognize revenue in accordance with Accounting Standards Codification (ASC) 606, “Revenue from Contracts with Customers.” Under ASC 606, based on the nature of our contracts, we recognize most of our revenue upon shipment, which is when the performance obligation has been satisfied.

Our accounting policies relating to the recognition of revenue under ASC 606 require management to make estimates, determinations and judgments based on historical experience and on various other assumptions, which include (i) the existence of a contract with the customer, (ii) the identification of the performance obligations in the contract, (iii) the value of any variable consideration in the contract, (iv) the standalone selling price of multiple obligations in the contract, for the purpose of allocating the consideration in the contract, and (v) determining when a performance obligation has been met. Recognition of revenue based on incorrect judgments, including the identification of performance obligation arrangements as well as the pattern of delivery for those services, could result in inappropriate recognition of revenue, or incorrect timing of revenue recognition, which could have a material effect on our financial condition and results of operations.

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

Infrequently, we receive requests from customers to hold product being purchased from us for the customers’ convenience. We recognize revenue for such bill and hold arrangements in accordance with the guidance provided by ASC 606, which requires the transaction to meet the following criteria in order to determine that the customer has obtained control: (a) the reason for the bill and hold is substantive, (b) the product has separately been identified as belonging to the customer, (c) the product is currently ready for physical transfer to the customer, and (d) we do not have the ability to use the product or direct it to another customer.

Allowance for Doubtful Accounts: Accounts receivable consists primarily of receivables from our customers arising from the sale of our products. We actively monitor our exposure to credit risk through the use of credit approvals and credit limits. Accounts receivable is presented net of reserves for doubtful accounts.

We estimate the collectability of our receivables and establish allowances for accounts receivable that we estimate to be uncollectible. We base these allowances on our historical collection experience, the length of time our accounts receivable are outstanding and the financial condition of individual customers. In situations where we are aware of a specific customer’s inability to meet its financial obligation, such as in the case of a bankruptcy filing, we assess the need for a specific reserve for bad debts. We believe that our procedure for estimating such amounts is reasonable and historically has not resulted in material adjustments in subsequent periods. Bad debt expense was less than 1% of net sales in each of fiscal 2023 and 2022.

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

Inventories: Inventories are stated at the lower of average and standard cost or net realizable value. The process for evaluating and recording obsolete and excess inventory provisions consists of analyzing the inventory supply on hand and estimating the net realizable value of the inventory based on historical experience, current business conditions and anticipated future revenue. We believe that our procedures for estimating such amounts are reasonable and historically have not resulted in material adjustments in subsequent periods when the estimates are adjusted to actual experience.

Income Taxes: A valuation allowance is established when it is “more-likely-than-not” that all or a portion of deferred tax assets will not be realized. A review of all available positive and negative evidence must be considered, including our performance, the market environment in which we operate, length of carryforward periods, existing revenue backlog and future revenue projections. If actual factors and conditions differ materially from the estimates made by management, the actual realization of the net deferred tax assets or liabilities could vary materially from the amounts previously recorded. At January 31, 2023, we had provided valuation allowances for future tax benefits resulting from certain domestic R&D tax credits, foreign tax credit carryforwards, and China net operating losses, all of which are expected to expire unused.

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

Business Combinations: We account for business acquisitions under the acquisition method of accounting in accordance with ASC 805, ‘‘Business Combinations,’’ where the total purchase price is allocated to the tangible and identified intangible assets acquired and liabilities assumed based on their estimated fair values. The purchase price is allocated using the information currently available, and may be adjusted, up to one year from acquisition date, after obtaining more information regarding, among other things, asset valuations, liabilities assumed and revisions to preliminary estimates that, if known, would have affected the measurement of the amounts recognized as of the acquisition date. The purchase price in excess of the fair value of the tangible and identified intangible assets acquired less liabilities assumed is recognized as goodwill. Determining the fair value of assets acquired and liabilities assumed requires management to use significant judgment and estimates, including the selection of valuation methodologies, estimates of future revenue, costs and cash flows, discount rates, and selection of comparable companies. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable. As a result, actual results may differ from these estimates. During the measurement period, we may record adjustments to acquired assets and assumed liabilities, with corresponding offsets to goodwill. Upon the conclusion of a measurement period, any subsequent adjustments are recorded to earnings.

Goodwill and Intangible Assets: We recognize goodwill in accordance with ASC 350, Intangibles—Goodwill and Other (“ASC 350”). Goodwill is the excess of cost of an acquired entity over the fair value amounts assigned to assets acquired and liabilities assumed in a business combination and is not amortized.

Goodwill is tested for impairment at the reporting unit. A reporting unit is an operating segment or a business unit one level below an operating segment if discrete financial information for that business is prepared and regularly reviewed by segment management. However, components within an operating segment are aggregated as a single reporting unit if they have similar economic characteristics. Management evaluates the recoverability of goodwill annually or more frequently if events or changes in circumstances, such as declines in revenue, earnings or cash flows, or material adverse changes in the business climate, indicate that the carrying value of an asset might be impaired. Goodwill is first qualitatively assessed to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. Factors that management considers in this assessment include macroeconomic conditions, industry and market considerations, overall financial performance (both current and projected), changes in management and strategy and changes in the composition or carrying amount of net assets. If this qualitative assessment indicates that it is more likely than not that the fair value of a reporting unit is less than its carrying value, then a quantitative assessment is required for the reporting unit. The quantitative assessment compares the fair value of the reporting unit with its carrying value. If a quantitative assessment is required, we estimate the fair value of our reporting units using the income approach based upon a discounted cash flow model. We believe that this approach is appropriate because it provides a fair value estimate based upon the reporting unit’s expected long-term operating cash flow performance. In addition, we use the market approach, which compares the reporting unit to publicly traded companies and transactions involving similar business, to support the conclusions based upon the income approach. The income approach requires the use of many assumptions and estimates including future revenue, expenses, capital expenditures, and working capital, as well as discount factors and income tax rates. If the fair value of the reporting unit exceeds the carrying value of the net assets including goodwill assigned to that unit, goodwill is not impaired. If the carrying value of the reporting unit’s net assets including goodwill exceeds the fair value of the reporting unit, then we record an impairment charge based on that difference. No goodwill impairment was identified for the years ended January 31, 2023 or January 31, 2022.

We recognize intangibles assets in accordance with ASC 350. Acquired intangible assets subject to amortization are stated at fair value and are amortized using the straight-line method over the estimated useful lives of the assets. Intangible assets that are subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. If the projected undiscounted cash flows are less than the carrying value, then an impairment charge would be recorded for the excess of the carrying value over the fair value, which is determined by the discounting of future cash flows. No impairment of intangible assets was identified for the years ended January 31, 2023 or January 31, 2022.

Share-Based Compensation: Compensation expense for time-based restricted stock units is measured at the grant date and recognized ratably over the vesting period. We determine the fair value of time-based and performance-based restricted stock units based on the closing market price of our common stock on the grant date. The recognition of compensation expense associated with performance-based restricted stock units requires judgment in assessing the probability of meeting the performance goals, as well as defined criteria for assessing achievement of the performance-related goals. For purposes of measuring compensation expense, the number of shares ultimately expected to vest is estimated at each reporting date based on management’s expectations regarding the relevant performance criteria. The performance shares begin vesting only upon the achievement of the performance criteria. The achievement of the performance goals can impact the valuation and associated expense of the restricted stock units. The assumptions used in accounting for the share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if circumstances change and we use different assumptions, our stock-based compensation expense could be materially different in the future.

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

Financial Exchange Risk

The functional currencies of our foreign subsidiaries and branches are the local currencies—the British Pound in the U.K., the Canadian Dollar in Canada, the Danish Kroner in Denmark, the Chinese Yuan in China, and the Euro in France and Germany. We are exposed to foreign currency exchange risk as the functional currency financial statements of foreign subsidiaries are translated to U.S. dollars. The assets and liabilities of our foreign subsidiaries having a functional currency other than the U.S. dollar are translated into U.S. dollars at the exchange rate prevailing at the balance sheet date, and at an average exchange rate for the reporting period for revenue and expense accounts. The cumulative foreign currency translation adjustment is recorded as a component of accumulated other comprehensive loss in shareholders’ equity. The reported results of our foreign subsidiaries will be influenced by their translation into U.S. dollars by currency movements against the U.S. dollar. Our primary currency translation exposure is related to our subsidiaries that have functional currencies denominated in Danish Kroner and the Euro. A hypothetical 10% change in the rates used to translate the results of our foreign subsidiaries would result in an increase or decrease in our consolidated net income of approximately $0.2 million for the year ended January 31, 2023.

Transactional exposure arises where transactions occur in currencies other than the functional currency. Transactions in foreign currencies are recorded at the exchange rate prevailing at the date of the transaction. The resulting monetary assets and liabilities are translated into the appropriate functional currency at exchange rates prevailing at the balance sheet date and the resulting gains and losses are reported as foreign exchange gain (loss) in the consolidated statements of income. Foreign exchange losses resulting from transactional exposure were $0.5 million for the year ended January 31, 2023.

Interest Rate Risk

At January 31, 2023, our total indebtedness included $14.25 million of term loan variable-rate debt and $15.9 million outstanding balance on our revolving line of credit. At January 31, 2023, under the LIBOR Transition Amendment to the Amended Credit Agreement, the term loan bears interest at a BSBY (Bloomberg Short-Term Bank Yield) rate plus a margin that varies between 1.60% and 2.30% based on our consolidated leverage ratio. During fiscal 2023, the weighted average interest rate on our variable rate debt was 4.77% and the weighted average interest rate on our revolving line of credit was 6.71% The impact on our results of operations of a 100 basis point change in the interest rates on the outstanding balance of our variable-rate debt and revolving line of credit would be approximately $0.2 million annually.

Item 8. Financial Statements and Supplementary Data

The consolidated financial statements required under this item are submitted as a separate section of this report on the pages indicated at Item 15(a)(1).

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms promulgated by the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our Principal Executive Officer and our Principal Financial Officer have concluded that our disclosure controls and procedures were not effective at January 31, 2023 because of the material weaknesses in our internal control over financial reporting described below.

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

Management conducted its evaluation of the effectiveness of its internal control over financial reporting as of January 31, 2023. In making this assessment, management used the criteria set forth in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The scope of management’s assessment of the effectiveness of its disclosure controls and procedures did not include the internal controls over financial reporting at Astro Machine, which was acquired effective August 4, 2022. Our consolidated total assets as of January 31, 2023 include $20.2 million from Astro Machine and our consolidated revenue for the year ended January 31, 2023 includes $12.5 million from Astro Machine. This exclusion is consistent with the SEC Staff’s guidance that an assessment of a recently acquired business may be omitted from the scope of management’s assessment of the effectiveness of disclosure controls and procedures that are also part of internal control over financial reporting in the year of acquisition. Based on this assessment, the principal executive officer and principal financial officer believe that as of January 31, 2023, our internal control over financial reporting was not effective based on criteria set forth by COSO in “Internal Control-Integrated Framework.”

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. We did not maintain effective controls to properly identify and assess significant non-routine transactions and management concluded that this material weakness continued to exist as of January 31, 2023.

Management is taking action to remediate this deficiency in its internal controls over financial reporting by augmenting personnel and resources in its finance and accounting organization. We anticipate that these actions and resulting improvements in controls will strengthen our internal control over financial reporting and will address the related material weakness.

The effectiveness of our internal control over financial reporting as of January 31, 2023 has been audited by Wolf & Company, P.C., an independent registered public accounting firm, as stated in their report, which is included herein.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated herein by reference to our definitive proxy statement to be filed for our 2023 Annual Meeting of Shareholders, which will be filed with the SEC no later than 120 days after the end of our fiscal year (our “Proxy Statement”). Certain other information relating to our executive officers appears in Part I of this Annual Report on Form 10-K under the heading “Information about our Executive Officers.”

Item 11. Executive Compensation

The information required by this item is incorporated herein by reference to our Proxy Statement.

The information set forth under the heading “Compensation Committee Report” in our Proxy Statement is furnished and shall not be deemed filed for purposes of Section 18 of the Exchange Act, nor be incorporated by reference in any filing under the Securities Act of 1933, as amended.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated herein by reference to our Proxy Statement.

Item 13. Certain Relationships, Related Transactions and Director Independence

The information required by this item is incorporated herein by reference to our Proxy Statement.

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated herein by reference to our Proxy Statement.

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

Item 16. Form 10-K Summary

Not Applicable.

(a)(3) Exhibits:

Exhibit Number

(2.1)	Share Purchase Agreement, dated January 7, 2017, as amended, by and among ANI ApS, Trojan Holding ApS, as a Seller and as the Sellers’ Representative, and Li Wei Chong filed as Exhibit 2.1 to our Annual Report on Form 10-K for the year ended January 31, 2017 and incorporated by reference herein*

(3A)	Restated Articles of Incorporation of the Company and all amendments thereto filed as Exhibit 3A to our Quarterly Report on Form 10-Q for the quarter ended April 30, 2016 and incorporated by reference herein.

(3B)	By-laws of the Company as amended to date filed as Exhibit 3B to our Annual Report on Form 10-K for the fiscal year ended January 31, 2008 (File No. 000-13200) and incorporated by reference herein.

(4.1)	Specimen form of common stock certificate of the Company filed as Exhibit 4 to our Quarterly Report on Form 10-Q for the quarter ended April 30, 2016 and incorporated by reference herein.

(4.2)	Description of securities registered pursuant to Section 12 of the Exchange Act filed as Exhibit 4.2 to our Annual Report on Form 10-K for the fiscal year ended January 31, 2020 (File No. 000-13200) and incorporated by reference herein.

(10.1)	Astro-Med, Inc. 2007 Equity Incentive Plan as filed as Appendix A to the Definitive Proxy Statement filed on April 25, 2007 on Schedule 14A (File No. 000-13200) for the 2007 annual shareholders meeting and incorporated by reference herein.**

Exhibit Number

(10.2)	Change in Control Agreement dated as of November 24, 2014 by and between the Company and Gregory A. Woods filed as Exhibit 10.13 to our Annual Report on Form 10-K for the year ended January 31, 2015 and incorporated by reference herein.**

(10.3)	AstroNova Inc. 2015 Equity Incentive Plan filed as Exhibit A to the Definitive Proxy Statement filed on April 21, 2015 (File No. 000-13200) for the 2015 annual shareholders meeting and incorporated by reference herein.**

(10.4)	Form of Indemnification Agreement for directors and officers filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the period ended October 31, 2015 and incorporated by reference herein.**

(10.5)	Form of Restricted Stock Agreement granted under the Amended and Restated Non-Employee Director Annual Compensation Program filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended July 30, 2016 and incorporated by reference herein.**

(10.6)	Form of Incentive Stock Option Agreement granted under the 2015 Equity Incentive Plan filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended July 30, 2016 and incorporated by reference herein.**

(10.7)	Form of Non-Statutory Stock Option Agreement granted under the 2015 Equity Incentive Plan filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the period ended July 30, 2016 and incorporated by reference herein.**

(10.8)	Form of Non-Employee Director Non-Statutory Stock Option Agreement granted under the 2015 Equity Incentive Plan filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the period ended July 30, 2016 and incorporated by reference herein.**

(10.9)	Form of Restricted Stock Agreement granted under the 2015 Equity Incentive Plan filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the period ended July 30, 2016 and incorporated by reference herein.**

(10.10)	Form of Non-Employee Director Restricted Stock Agreement granted under the 2015 Equity Incentive Plan filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the period ended July 30, 2016 and incorporated by reference herein.**

(10.11)	Form of Time-Based Restricted Stock Unit Agreement granted under the 2015 Equity Incentive Plan filed as Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the period ended July 30, 2016 and incorporated by reference herein.**

(10.12)	Form of Performance Restricted Stock Unit Agreement granted under the 2015 Equity Incentive Plan filed as Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the period ended July 30, 2016 and incorporated by reference herein.**

(10.13)	Asset Purchase and License Agreement, dated September 28, 2017, by and between AstroNova, Inc. and Honeywell International, Inc. filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, event date September 28, 2017, filed with the SEC on October 4, 2017 and incorporated by reference herein.

(10.14)	Form of Performance-based Restricted Stock Unit Award Agreement filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, event date June 4, 2018, filed with the SEC on June 4, 2018 and incorporated by reference herein.**

(10.15)	Form of Restricted Stock Unit Agreement (time-based vesting) filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, event date June 4, 2018, filed with the SEC on June 4, 2018 and incorporated by reference herein.**

(10.16)	Form of Incentive Stock Option filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, event date June 4, 2018, filed with the SEC on June 4, 2018 and incorporated by reference herein.**

Exhibit Number

(10.17)	Form of Non-statutory Stock Option filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K, event date June 4, 2018, filed with the SEC on June 4, 2018 and incorporated by reference herein.**

(10.18)	Form of Non-statutory Stock Option (Non-employee Director) filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K, event date June 4, 2018, filed with the SEC on June 4, 2018 and incorporated by reference herein.**

(10.19)	Form of Restricted Stock Agreement filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K, event date June 4, 2018, filed with the SEC on June 4, 2018 and incorporated by reference herein.**

(10.20)	Form of Non-employee Director Restricted Stock Agreement filed as Exhibit 10.7 to the Company’s Current Report on Form 8-K , event date June 4, 2018, filed with the SEC on June 4, 2018 and incorporated by reference herein.**

(10.21)	AstroNova, Inc. Amended and Restated Non-Employee Director Annual Compensation Program filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, event date January 31, 2019, filed with the SEC on February 4, 2019 and incorporated by reference herein.**

(10.22)	AstroNova, Inc. 2018 Equity Incentive Plan Non-Employee Director Restricted Stock Agreement filed as Exhibit 10.41 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2019 and incorporated by reference herein.*

(10.23)	AstroNova, Inc. 2018 Equity Incentive Plan, as amended, filed as Appendix A to the Company’s Definitive Proxy Statement filed with the SEC on May 25, 2019 on Schedule 14A and incorporated by reference herein.*

(10.24)	Amended and Restated Credit Agreement dated as of July 30, 2020 among AstroNova, Inc., ANI ApS, TrojanLabel ApS, and Bank of America, N.A. filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 1, 2020 and incorporated by reference herein.

(10.25)	Amended and Restated Security and Pledge Agreement dated as of July 30, 2020 among AstroNova, Inc. and Bank of America, N.A., filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, event date July 30, 2020, filed with the SEC on August 5, 2020 and incorporated by reference herein.

(10.26)	Open-End Mortgage Deed to Secure Present and Future Loans under Chapter 25 of Title 34 of the Rhode Island General Laws, Assignment of Leases and Rents, Security Agreement and Fixture Filing dated as of July 30, 2020 among AstroNova, Inc. and Bank of America, N.A., filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, event date July 30, 2020, filed with the SEC on August 5, 2020 and incorporated by reference herein.

(10.27)	Change in Control Agreement dated September 8, 2020 by and between AstroNova, Inc. and David S. Smith filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 1, 2020 and incorporated by reference herein.**

(10.28)	First Amendment to Credit Agreement dated as of March 24, 2021 among AstroNova, Inc. ANI ApS, TrojanLabel ApS and Bank of America, N.A., filed as Exhibit 10.34 to the Company’s Annual Report on Form 10-K for the period ended January 31, 2021, and incorporated by reference herein.

(10.29)	First Amendment to Open-End Mortgage Deed to Secure Present and Future Loans under Chapter 25 of Title 34 of the Rhode Island General Laws, Assignment of Leases and Rents, Security Agreement and Fixture Filing dated as of March 24, 2021 among AstroNova, Inc. and Bank of America, N.A., filed as Exhibit 10.35 to the Company’s Annual Report on Form 10-K for the period ended January 31, 2021, and incorporated by reference herein.

Exhibit Number

(10.30)	Form of Indemnification Agreement for directors and officers, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended October 30, 2021, and incorporated by reference herein.**

(10.31)	LIBOR Transition Amendment dated as of December 14, 2021 among AstroNova, Inc. and Bank of America, N.A., filed as Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the period ended January 31, 2022, and incorporated by reference herein.

(10.32)	AstroNova, Inc. 2022 Employee Stock Purchase Plan, filed as Annex A to the AstroNova, Inc. Definitive Proxy Statement on Schedule 14A filed with the SEC on April 29, 2022 and incorporated by reference herein.**

(10.33)	Equity Interest Purchase Agreement, dated as of August 4, 2022, by and among AstroNova, Inc., Astro Machine LLC and GSND Holding Corporation, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, event date August 4, 2022, filed with the SEC on August 9, 2022 and incorporated by reference herein.

(10.34)	Purchase and Sale Agreement, dated as of August 4, 2022, between Astro Machine LLC and Selak Real Estate Limited Partnership, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, event date August 4, 2022, filed with the SEC on August 9, 2022 and incorporated by reference herein.

(10.35)	Second Amendment to Amended and Restated Credit Agreement, dated as of August 4, 2022, by and among AstroNova, Inc. and Bank of America, N.A. , filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, event date August 4, 2022, filed with the SEC on August 9, 2022 and incorporated by reference herein.

(21)	List of Subsidiaries of the Company.

(23.1)	Consent of Wolf & Company, P.C.

(31.1)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1)	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(101.INS)	XBRL Instance Document—the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

(101.SCH)	Inline XBRL Taxonomy Extension Schema Document

(101.CAL)	Inline XBRL Taxonomy Extension Calculation Linkbase Document

(101.DEF)	Inline XBRL Taxonomy Extension Definition Linkbase Document

(101.LAB)	Inline XBRL Taxonomy Extension Label Linkbase Document

(101.PRE)	Inline XBRL Taxonomy Extension Presentation Linkbase Document

(104)	Cover Page Interactive Data File (embedded within the Inline XBRL document).

*	Schedules to this Exhibit have been omitted in reliance on Item 601(b)(2) of Regulation S-K. The Company will furnish copies of any such schedules to the SEC upon request.
**	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASTRONOVA, INC. (Registrant)

Date: April 17, 2023	By:	/S/ GREGORY A. WOODS
(Gregory A. Woods, Chief Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Name	Title	Date

/S/ GREGORY A. WOODS Gregory A. Woods	President, Chief Executive Officer and Director (Principal Executive Officer)	April 17, 2023

/S/ DAVID S. SMITH David S. Smith	Vice President, Chief Financial Officer and Treasurer (Principal Accounting and Financial Officer)	April 17, 2023

/s/ Alex P. Michas Alexis P. Michas	Director	April 17, 2023

/S/ MITCHELL I. QUAIN Mitchell I. Quain	Director	April 17, 2023

/S/ YVONNE E. SCHLAEPPI Yvonne E. Schlaeppi	Director	April 17, 2023

/S/ RICHARD S. WARZALA Richard S. Warzala	Director	April 17, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Shareholders and Board of Directors of
AstroNova, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of AstroNova, Inc. (the “Company”) as of January 31, 2023 and 2022, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for each of the years in the three-year period ended January 31, 2023, and the related notes and the financial statement schedule listed in Item 15(a)(2) (collectively, the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended January 31, 2023, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of January 31, 2023, based on criteria established in
Internal Control—Integrated Framework
issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Our report dated April 17, 2023 expressed an opinion that the Company had not maintained effective internal control over financial reporting as of January 31, 2023, based on criteria established in
Internal Control—Integrated Framework
issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

Valuation of Intangible Assets in the Astro Machine Acquisition
As described in Note 2 to the consolidated financial statements, the Company completed an acquisition of Astro Machine for consideration of $17.1 million in the year ended January 31, 2023. The Company accounted for this acquisition as a business combination.
Auditing the accounting for the acquisition was complex due to the significant estimation uncertainty in determining the fair values of identified assets, including the customer relationship intangible asset of $3.06 million. The significant estimation uncertainty was primarily due to the sensitivity of the respective fair values to underlying assumptions about future performance of the acquired business and due to the limited historical data on which to base these assumptions. The significant assumptions used to form the basis of the forecasted results included customer attrition rates and forecasted revenues and expenditures. These significant assumptions were forward-looking and could be affected by future economic and market conditions.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements. These procedures included, among others (i) obtaining an understanding of management’s process for accounting for the transaction; (ii) evaluating the qualifications of the third-party expert engaged by management; (iii) testing management’s, and the third-party expert’s, process for developing the valuation models, and (iv) evaluating the significant assumptions used in developing the valuation models. In evaluating management’s assumptions used in the development of the valuation models we considered (i) whether these assumptions were consistent with evidence obtained in other areas of the audit and (ii) the sensitivity to change of the assumptions used.
/s/ Wolf & Company, P.C.
We have served as the Company’s auditor since 2013.
Boston, Massachusetts
April 17, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Shareholders and Board of Directors of
AstroNova, Inc.
Opinion on the Internal Control Over
Financial Reporting
We have audited AstroNova, Inc.’s (the Company) internal control over financial reporting as of January 31, 2023, based on criteria established in
Internal Control—Integrated Framework
issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, because of the effect of the material weakness described below on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of January 31, 2023, based on criteria established in
Internal Control—Integrated Framework
issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements of the Company and our report dated April 17, 2023 expressed an unqualified opinion.
As described in Management’s Annual Report on Internal Control over Financial Reporting, management has excluded Astro Machine from its assessment of internal control over financial reporting as of January 31, 2023, because it was acquired by the Company in a purchase business combination in the third quarter of fiscal 2023. We have also excluded Astro Machine from our audit of internal control over financial reporting. Astro Machine is a wholly owned subsidiary whose total assets and revenues represent approximately 15% and 9%, respectively, of the related consolidated financial statement amounts as of and for the year ended January 31, 2023.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment.
The Company’s controls over the accounting for significant
non-routine
transactions include management’s review of the transaction to ensure the appropriate accounting treatment in accordance with accounting principles generally accepted in the United States of America. During the year ended January 31, 2023, for certain significant non-routine
transactions, this control did not operate effectively.
This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the 2023 financial statements, and this report does not affect our report dated April 17, 2023 on those financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
Boston, Massachusetts
April 17, 2023

ASTRONOVA, INC.
CONSOLIDATED BALANCE SHEETS
As of January 31
(In Thousands, Except Share Data)

	2023	2022
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$3,946	$5,276
Accounts Receivable, net of reserves of $ 731 in 2023 and $ 826 in 2022	21,598	17,124
Inventories	51,324	34,609
Employee Retention Credit Receivable	—	3,135
Prepaid Expenses and Other Current Assets	2,894	3,634

Total Current Assets	79,762	63,778
Property, Plant and Equipment, net	14,288	11,441
Identifiable Intangibles, net	21,232	19,200
Goodwill	14,658	12,156
Deferred Tax Assets, net	6,907	5,591
Right of Use Asset	794	1,094
Other Assets	1,566	1,695

TOTAL ASSETS	$139,207	$114,955

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts Payable	$8,618	$8,590
Accrued Compensation	2,750	3,512
Other Accrued Expenses	3,308	4,113
Revolving Line of Credit	15,900	—
Current Portion of Long-Term Debt	2,100	1,000
Current Liability—Royalty Obligation	1,725	2,000
Current Liability—Excess Royalty Payment Due	423	235
Income Taxes Payable	786	323
Deferred Revenue	1,888	262

Total Current Liabilities	37,498	20,035
NON-CURRENT LIABILITIES
Long-Term Debt, net of current portion	12,040	8,154
Royalty Obligation, net of current portion	3,415	4,361
Lease Liabilities, net of current portion	555	808
Income Taxes Payable	491	399
Deferred Revenue	674	—
Deferred Tax Liabilities	167	186

TOTAL LIABILITIES	54,840	33,943
Commitments and Contingencies (See Note 22)
SHAREHOLDERS’ EQUITY
Preferred Stock, $ 10 Par Value, Authorized 100,000 shares, None Issued	—	—
Common Stock, $ 0.05 Par Value, Authorized 13,000,000 shares; Issued 10,676,851 shares in 2023 and 10,566,404 shares in 2022	534	528
Additional Paid-in Capital	61,131	59,692
Retained Earnings	59,175	56,514
Treasury Stock, at Cost, 3,342,032 shares in 2023 and 3,324,280 shares in 2022	(34,235)	(33,974)
Accumulated Other Comprehensive Loss, net of tax	(2,238)	(1,748)

TOTAL SHAREHOLDERS’ EQUITY	84,367	81,012

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$139,207	$114,955

See Notes to the Consolidated Financial Statements.

ASTRONOVA, INC.
CONSOLIDATED STATEMENTS OF INCOME
For the years ended January 31
(In Thousands, Except Per Share Data)

	2023	2022	2021
Revenue	$142,527	$117,480	$116,033
Cost of Revenue	94,371	73,741	74,673

Gross Profit	48,156	43,739	41,360
Costs and Expenses:
Selling and Marketing	24,456	23,177	23,301
Research and Development	6,822	6,753	6,206
General and Administrative	11,435	9,553	9,420

Operating Expenses	42,713	39,483	38,927

Operating Income	5,443	4,256	2,433
Other Income (Expense):
Interest Expense	(1,678)	(677)	(955)
Gain (Loss) on Foreign Currency Transactions	(474)	(288)	590
Gain on Extinguishment of Debt – PPP Loan	—	4,466	—
Loss on Disposal of Assets	—	(696)	—
Other, net	119	(27)	111

	(2,033)	2,778	(254)

Income before Income Taxes	3,410	7,034	2,179
Income Tax Provision	749	605	895

Net Income	$2,661	$6,429	$1,284

Net Income Per Common Share—Basic	$0.36	$0.89	$0.18

Net Income Per Common Share—Diluted	$0.36	$0.88	$0.18

Weighted Average Number of Common Shares Outstanding—Basic	7,307	7,207	7,104
Dilutive Effect of Common Stock Equivalents	67	132	62

Weighted Average Number of Common Shares Outstanding—Diluted	7,374	7,339	7,166

See Notes to the Consolidated Financial Statements.

ASTRONOVA, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the years ended January 31
(In Thousands)

	2023	2022	2021
Net Income	$2,661	$6,429	$1,284
Other Comprehensive Income (Loss), net of taxes and reclassification adjustments:
Foreign Currency Translation Adjustments	(537)	(1,426)	710
Change in Value of Derivatives Designated as Cash Flow Hedge	—	—	(239)
(Gains) Losses from Cash Flow Hedges Reclassified to Income Statement	47	62	193
Cross-Currency Interest Rate Swap Terminations	—	—	45

Other Comprehensive Income (Loss)	(490)	(1,364)	709

Comprehensive Income	$2,171	$5,065	$1,993

See Notes to the Consolidated Financial Statements.

ASTRONOVA, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
($ In Thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount
Balance January 31, 2020	10,343,610	$517	$56,130	$49,298	$(33,477)	$(1,093)	$71,375
Share-Based Compensation	—	—	1,819	—	—	—	1,819
Employee Option Exercises	16,487	1	103	—	—	—	104
Restricted Stock Awards Vested, net	64,997	3	(3)	—	(111)	—	(111)
Common Stock—Cash Dividend—$ 0.07 per share	—	—	—	(497)	—	—	(497)
Net Income	—	—	—	1,284	—	—	1,284
Other Comprehensive Income	—	—	—	—	—	709	709

Balance January 31, 2021	10,425,094	$521	$58,049	$50,085	$(33,588)	$(384)	$74,683
Share-Based Compensation	—	—	1,493	—	—	—	1,493
Employee Option Exercises	14,371	1	156	—	—	—	157
Restricted Stock Awards Vested, net	126,939	6	(6)	—	(386)	—	(386)
Net Income	—	—	—	6,429	—	—	6,429
Other Comprehensive Loss	—	—	—	—	—	(1,364)	(1,364)

Balance January 31, 2022	10,566,404	$528	$59,692	$56,514	$(33,974)	$(1,748)	$81,012
Share-Based Compensation	—	—	1,290	—	—	—	1,290
Employee Option Exercises	25,123	2	153	—	—	—	155
Restricted Stock Awards Vested, net	85,324	4	(4)	—	(261)	—	(261)
Net Income	—	—	—	2,661	—	—	2,661
Other Comprehensive Loss	—	—	—	—	—	(490)	(490)

Balance January 31, 2023	10,676,851	$534	$61,131	$59,175	$(34,235)	$(2,238)	$84,367

See Notes to the Consolidated Financial Statements.

ASTRONOVA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended January 31
(In Thousands)

	2023	2022	2021
Cash Flows from Operating Activities:
Net Income	$2,661	$6,429	$1,284
Adjustments to Reconcile Net Income to Net Cash (Used) Provided By Operating Activities:
Depreciation and Amortization	3,916	3,994	5,983
Amortization of Debt Issuance Costs	25	44	75
Share-Based Compensation	1,290	1,493	1,819
Loss on Disposal of Assets	—	696	—
Gain on Extinguishment of Debt	—	(4,466)	—
Deferred Income Tax Provision (Benefit)	(1,336)	210	(1,021)
Changes in Assets and Liabilities, net of impact of acquisition:
Accounts Receivable	(1,234)	77	2,702
Other Receivable – Employee Retention Credit Receivable	3,135	(3,135)	—
Inventories	(11,581)	(4,883)	4,247
Accounts Payable and Accrued Expenses	(3,236)	4,052	(57)
Income Taxes Payable	1,710	(2,043)	1,482
Other	1,714	(1,074)	(970)

Net Cash Provided (Used) by Operating Activities	(2,936)	1,394	15,544

Cash Flows from Investing Activities:
Cash Paid for Astro Machine Acquisition, net of cash acquired	(17,034)	—	—
Additions to Property, Plant and Equipment	(229)	(1,796)	(2,587)

Net Cash Used by Investing Activities	(17,263)	(1,796)	(2,587)

Cash Flows from Financing Activities:
Net Cash Proceeds from Employee Stock Option Plans	85	60	9
Net Cash Proceeds from Share Purchases under Employee Stock Purchase Plan	70	96	95
Net Cash Used for Payment of Taxes Related to Vested Restricted Stock	(261)	(386)	(111)
Net (Repayments)/Borrowings under Revolving Credit Facility	15,900	—	(6,500)
Payment of Minimum Guarantee Royalty Obligation	(2,000)	(2,000)	(2,000)
Proceeds from Long-Term Debt – PPP Loan	—	—	4,422
Proceeds from Long-Term Debt Borrowings	6,000	10,000	15,232
Payoff of Long-Term Debt	—	(12,576)	(11,732)
Principal Payments on Long-Term Debt	(1,000)	(750)	(3,958)
Payments of Debt Issuance Costs	(39)	—	(100)
Dividends Paid	—	—	(497)

Net Cash Provided (Used) by Financing Activities	18,755	(5,556)	(5,140)

Effect of Foreign Exchange Rate Changes on Cash and Cash Equivalents	114	(205)	(627)

Net Increase (Decrease) in Cash and Cash Equivalents	(1,330)	(6,163)	7,190
Cash and Cash Equivalents, Beginning of Year	5,276	11,439	4,249

Cash and Cash Equivalents, End of Year	$3,946	$5,276	$11,439

Supplemental Information:
Cash Paid During the Period for:
Interest	$791	$342	$677
Income Taxes, Net of Refunds	$311	$2,414	$446
Non-Cash Transactions:
Reclassifcation of Inventories to Property, Plant and Equipment	$348	$—	$—
Recognize intangible asset and royalty payable related to Honeywell Asset Purchase and License Agreement	$530	$—	$—
See Notes to the Consolidated Financial Statements.

ASTRONOVA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2023, 2022, and 2021
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
Use of Estimates:
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect these financial statements and accompanying notes using information that is reasonably available to us at this time. Some of the more significant estimates relate to revenue recognition; the allowances for doubtful accounts; inventory valuation; income taxes; valuation of long-lived assets, intangible assets and goodwill; share-based compensation; and warranty reserves. Management’s estimates are based on the facts and circumstances available at the time estimates are made, historical experience, risk of loss, general economic conditions and trends, and management’s assessments of the probable future outcome of these matters, including our expectations at the time regarding
the ongoing impact from the
COVID-19
pandemic. Consequently, actual results could differ from those estimates.
Cash and Cash Equivalents:
Highly liquid investments with an original maturity of 90 days or less are considered to be cash equivalents. At
January
 31, 2023 and 2022, $3.2 million and $3.7 million, respectively, was held in foreign bank accounts.
Inventories:
Inventories are stated at the lower of standard and average cost or net realizable value and include material, labor and manufacturing overhead.
Property, Plant and Equipment:
Property
, plant and equipment are stated at cost less accumulated depreciation. Depreciation is provided on the straight-line basis over the estimated useful lives of the assets (land improvements—10 to 20 years; buildings and leasehold improvements—10 to 45 years; machinery and equipment—3 to 10 years and computer
equipment and software—3 to 10 years).
Revenue Recognition:
We recognize revenue in accordance with Accounting Standards Codification (“ASC”) 606 “Revenue from Contracts with Customers (“ASC 606”).” The core principle of ASC 606 is to recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. ASC 606 defines a five-step process to recognize revenue and requires judgment and estimates within the revenue recognition process, including identifying contracts with customers, identifying performance obligations in the contract, determining and estimating the amount of any variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation and recognizing revenue when the entity satisfies each performance obligation.
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
Shipping and handling activities that occur after control over a product has transferred to a customer are accounted for as fulfillment activities rather than performance obligations, as allowed under a practical expedient provided by ASC 606. The shipping and handling fees charged to customers are recognized as revenue and the related costs are included in cost of revenue at the point in time when ownership of the product is transferred to the customer.
We may perform services at the request of the customer, generally for the repair and maintenance of products previously sold. These services are short in duration and total approximately 5.0% and 4.4% of revenue for the years ended January 31, 2023 and 2022, respectively. Revenue is recognized as services are rendered and accepted by the customer. We also provide service agreements on certain of our Product Identification equipment. Service agreements are purchased separately from the equipment and provide for the right to obtain service and maintenance on the equipment for a period of typically one to two years. Accordingly, revenue on these agreements is recognized over the term of the agreements. The portion of service agreement contracts that are uncompleted at the end of any reporting period are included in deferred revenue.
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

We recognize and subsequently amortize an asset for the incremental direct costs of obtaining a contract with a customer if we expect the benefit of those costs to be longer than one year (Refer to Note 3, “Revenue Recognition” included in our notes to the consolidated financial statement). We apply the practical expedient to expense costs incurred for costs to obtain a contract when the amortization period would have been less than a year. These costs include sales commissions paid to the internal direct sales team as well as to third-party representatives and distributors. Contractual agreements with each of these parties outline commission structures and rates to be paid. Generally speaking, the contracts are all individual procurement decisions by the customers and do not include renewal provisions and, as such, the majority of the contracts have an economic life of significantly less than a year.
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
Business Combinations:
We account for business acquisitions under the acquisition method of accounting in accordance with ASC 805, ‘‘Business Combinations,’’ where the total purchase price is allocated to the tangible and identified intangible assets acquired and liabilities assumed based on their estimated fair values. The purchase price is allocated using the information currently available, and may be adjusted, up to one year from acquisition date, after obtaining more information regarding, among other things, asset valuations, liabilities assumed and revisions to preliminary estimates. The purchase price in excess of the fair value of the tangible and identified intangible assets acquired less liabilities assumed is recognized as goodwill. Determining the fair value of assets acquired and liabilities assumed requires management to use significant judgment and estimates, including the selection of valuation methodologies, estimates of future revenue, costs and cash flows, discount rates, and selection of comparable companies. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable. As a result, actual results may differ from these estimates. During the measurement period, we may record adjustments to acquired assets and assumed liabilities, with corresponding offsets to goodwill. Upon the conclusion of a measurement period, any subsequent adjustments are recorded to earnings.
At the acquisition date, the Company measures the fair values of all assets acquired and liabilities assumed that arise from contractual contingencies. The Company also measures the fair values of all non-contractual
contingencies if, as of the acquisitions date, it is more likely than not that the contingencies will give rise to assets or liabilities.
Acquisition related costs not considered part of the considerations are expensed as incurred and recorded in Acquisition costs within the consolidated statement of operations.
Research
and Development Costs:
We charge costs to expense in the period incurred, and these expenses are presented in the consolidated statement of income. The following costs are included in research and development expense: salaries and benefits, external engineering service costs, engineering related information costs and supplies.
Foreign Currency Translation:
The financial statements of foreign subsidiaries and branches are measured using the local currency as the functional currency. Foreign currency-denominated assets and liabilities are translated into U.S. dollars at year-end
exchange rates with the translation adjustment recorded as a component of accumulated comprehensive income (loss) in shareholders’ equity. Revenues and expenses are translated at the average monthly exchange rates in effect during the related period. We do not provide for U.S. income taxes on foreign currency translation adjustments associated with our subsidiaries in Germany, Denmark and China since their undistributed earnings are considered to be permanently invested. Included in our consolidated statements of income was a net transaction foreign exchange loss of $0.5 million and $0.3 million in fiscal 2022 and 2023, respectively, and a net transaction foreign exchange gain of $0.6 million in fiscal 2021.
Advertising:
We expense advertising costs as incurred. Advertising costs including advertising production, trade shows and other activities are designed to enhance demand for our products and amounted to approximately $1.6 million, $1.3 million, and $0.9 million in fiscal years 2023, 2022, and 2021, respectively.
Long-Lived Assets:
Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. If the projected undiscounted cash flows are less than the carrying value, then an impairment charge would be recorded for the excess of the carrying value over the fair value, as determined by the discounting of future cash flows. There were no impairment charges for our long-lived assets in fiscal years 2023, 2022, or 2021.
Intangible Assets:
Intangible assets include the value of customer and distributor relationships, trademarks and existing technology acquired in connection with business and asset acquisitions and are stated at cost (fair value at acquisition) less accumulated amortization. These intangible assets have a definite life and are amortized over the assets’ useful lives using a systematic and rational basis which is representative of the assets’ use. Intangible assets with a definite life are tested for impairment whenever events or circumstances indicate that the carrying amount of an asset (asset group) may not be recoverable. If necessary, an impairment loss is recognized when the carrying amount of an asset exceeds the estimated undiscounted cash flows used in determining the fair value of the asset. The amount of the impairment loss recorded is calculated by the excess of the asset’s carrying value over its fair value. Fair value is generally determined using a discounted cash flow analysis. There were no impairment charges for our intangible assets in fiscal years 2023, 2022, or 2021.
Goodwill:
Goodwill represents the excess of the aggregate purchase price over the fair value of the net assets acquired in a purchase business combination. Management evaluates the recoverability of goodwill annually or more frequently if events or changes in circumstances, such as declines in revenue, earnings or cash flows, or material adverse changes in the business climate indicate that the carrying value of an asset might be impaired. Goodwill is tested for impairment at the reporting unit level. A reporting unit is an operating segment, or a business unit one level below an operating segment if discrete financial information for that business is prepared and regularly reviewed by segment management. However, components within an operating segment are aggregated as a single reporting unit if they have similar economic characteristics. We determined that each of our operating segments (Product Identification (“PI”) and Test & Measurement (“T&M”) represents a reporting unit for purposes of goodwill impairment testing.
The accounting guidance related to goodwill impairment testing allows for the performance of an optional qualitative assessment of whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. Factors that management considers in this qualitative assessment include macroeconomic conditions, industry and market considerations, overall financial performance (both current and projected), changes in management and strategy and changes in the composition or carrying amount of net assets. If this qualitative assessment indicates that it is more likely than not that the fair value of a reporting unit is less than its carrying value, then a quantitative assessment is required for the reporting unit. Additionally, we can elect to forgo the qualitative assessment and perform the quantitative test. The quantitative assessment compares the fair value of the reporting unit with its carrying value. If the quantitative assessment is performed, we estimate the fair value of our reporting units using a blended income and market approach. The income approach is based on a discounted cash flow model and provides a fair value estimate based upon the reporting unit’s expected long-term operating cash flow performance. The market approach compares the reporting unit to publicly traded companies and transactions involving similar business, and requires the use of many assumptions and estimates including future revenue, expenses, capital expenditures, and working capital, as well as discount factors and income tax rates. If the fair value of the reporting unit exceeds the carrying value of the net assets including goodwill assigned to that unit, goodwill is not impaired. If the carrying value of the reporting unit’s net assets including goodwill exceeds the fair value of the reporting unit, then we record an impairment charge based on that difference. We performed a qualitative assessment for our fiscal 2023 analysis of goodwill. Based on this assessment, management does not believe that it is more likely than not that the carrying values of the reporting units exceed their fair values. Accordingly, no quantitative assessment was performed. There were no impairment charges for our goodwill in fiscal years 2023, 2022, or 2021.
Leases:
We account for our leases in accordance with ASC 842, “Leases” (“ASC 842”). ASC 842 requires a lessee to recognize assets and liabilities on the balance sheet for all leases, with the result being the recognition of a right of use (“ROU”) asset and a lease liability. The lease liability is equal to the present value of the minimum lease payments for the term of the lease, including any optional renewal periods determined to be reasonably certain to be exercised, using a discount rate determined at lease commencement. This discount rate is the rate implicit in the lease, if known; otherwise, the incremental borrowing rate for the expected lease term is used. Our incremental borrowing rate approximates the rate we would have to pay to borrow on a collateralized basis over a similar term at lease inception. The value of the ROU asset is equal to the initial measurement of the lease liability plus any lease payments made to the lessor at or before the commencement date and any unamortized initial direct costs incurred by the lessee, less any unamortized lease incentives received. Several of our lease contracts include options to extend the lease term and we include the renewal options for these leases in the determination of the ROU asset and lease liability when the likelihood of renewal is determined to be reasonably certain.
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
Income Taxes:
We use the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial reporting basis and tax basis of the assets and liabilities and are measured using statutory tax rates that will be in effect when the differences are expected to reverse. Our deferred taxes are presented as non-current
in the accompanying consolidated balance sheet. An allowance against deferred tax assets is recognized when it is more-likely-than-not
that some portion or all of the deferred tax assets will not be realized. At January 31, 2023, a valuation allowance was provided for deferred tax assets attributable to certain domestic R&D, foreign tax credit carryforwards and China net operating losses, all of which are expected to expire unused. At January 31, 2022, a valuation allowance was provided for deferred tax assets attributed to certain domestic R&D and foreign tax credit carryforwards.
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
Net Income Per Common Share:
Basic net income per share is based on the weighted average number of shares outstanding during the period. Diluted net income per share is based on the basic weighted average number of shares and potential common equivalent shares for stock options, restricted stock awards and restricted stock units outstanding during the period using the treasury stock method. In fiscal years 2023, 2022, and 2021, there were 685,667; 345,085; and 642,623, respectively, common equivalent shares that were not included in the computation of diluted net income per common share because their inclusion would be anti-dilutive.
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

Self-Insurance:
We are self-insured for U.S. medical and dental benefits for qualifying employees and maintain stop-loss coverage from a third party which limits our exposure to large claims. We record a liability associated with these benefits that includes an estimate of both claims filed and losses incurred but not yet reported based on historical claims experience. In estimating this accrual, we utilize an independent third-party broker to estimate a range of expected losses, which are based on analyses of historical data. Assumptions are closely monitored and adjusted when warranted by changing circumstances. Our liability for self-insured claims is included within accrued compensation in our consolidated balance sheets and was
$0.3 million and $0.2 million at January 31, 2023 and 2022, respectively.
Share-Based Compensation:
Compensation expense for time-based restricted stock units is measured at the grant date and recognized ratably over the vesting period. We determine the fair value of time-based and performance-based restricted stock units based on the closing market price of our common stock on the grant date. The recognition of compensation expense associated with performance-based restricted stock units requires judgment in assessing the probability of meeting the performance goals, as well as defined criteria for assessing achievement of the performance-related goals. For purposes of measuring compensation expense, the number of shares ultimately expected to vest is estimated at each reporting date based on management’s expectations regarding the relevant performance criteria. The performance shares begin vesting only upon the achievement of the performance criteria. The achievement of the performance goals can impact the valuation and associated expense of the restricted stock units. The assumptions used in accounting for the share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if circumstances change and we use different assumptions, our stock-based compensation expense could be materially different in the future.
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
For derivative instruments that are designated and qualify as a cash flow hedge, the gain or loss on the derivative instrument is reported as a component of other comprehensive income/(loss) and reclassified into earnings in the same line item associated with the forecasted transaction, and in the same period or periods during which the hedged transaction affects earnings (e.g., in “Interest Expense” when the hedged transactions are interest cash flows associated with floating-rate debt, or “Other, Net” for portions reclassified relating to the remeasurement of the debt). The remaining gain or loss on the derivative instrument in excess of the cumulative change in the present value of future cash flows of the hedged item, if any, are recognized in the statement of income during the current period.
Recent Accounting Pronouncements
There were no new accounting pronouncements, issued or effective during fiscal 2023, that have had or are expected to have a material impact on our consolidated financial statements.

Note 2 – Acquisitions
Astro Machine
On August 4, 2022, we acquired Astro Machine LLC (“Astro Machine”), an Illinois-based manufacturer of printing equipment, including label printers, tabbers, conveyors, and envelope feeders, for aggregate consideration of $17.1 million.
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
Concurrently with the signing of the Purchase Agreement, our newly acquired subsidiary, Astro Machine, entered into a Purchase and Sale Agreement with Selak Real Estate Limited Partnership (“SRE”), pursuant to which Astro Machine purchased certain real property assets of SRE for a purchase price, paid in cash, of $1.5 million. These real estate assets are comprised of a 34,460 square foot industrial manufacturing building (including offices) on 1.26 acres of land, which is Astro Machine’s principal place of business.
This transaction is a business combination and was accounted for using the acquisition method of accounting prescribed by ASC 805, “Business Combinations” (“ASC 805”), whereby the results of operations, including the revenues and earnings of Astro Machine, are included in our financial statements from the date of acquisition. The purchase price of Astro Machine was allocated to the tangible and intangible assets acquired and liabilities assumed and recognized at their fair value based on widely accepted valuation techniques in accordance with ASC 820, “Fair Value Measurement,” as of the acquisition date. The process for estimating fair values requires the use of significant estimates, assumptions and judgments, including determining the timing and estimates of future cash flows and developing appropriate discount rates. The excess of the purchase price over the fair value of the net identified assets acquired and liabilities assumed was recorded as goodwill. ASC 805 establishes a measurement period to provide companies with a reasonable amount of time to obtain the information necessary to identify and measure various items in a business combination and cannot extend beyond one year from the acquisition date.
We completed our final fair value determination of the assets acquired and liabilities assumed during the fourth quarter of fiscal 2023. Since the initial preliminary estimates reported in the third quarter of fiscal 2023, we have adjusted certain amounts for the fair value of the assets acquired and liabilities assumed as a result of obtaining additional information that allowed us to determine the final purchase price allocation, as summarized in the table below. Measurement period adjustments were recognized in the reporting period in which the adjustments were determined and calculated as if the accounting had been completed at the acquisition date.
Total acquisition-related costs of $0.7 million are included in the general and administrative expenses in our consolidated statement of income for the year ended January 31, 2023.

The following table sets forth the final purchase price allocation of the Astro Machine acquisition for the estimated fair value of the net asset acquired and liabilities assumed as of the date of acquisition:

(In thousands)
Cash	$91
Accounts Receivable	3,393
Inventory	5,715
Property, Plant and Equipment	4,200
Identifiable Intangible Assets	3,480
Goodwill	2,730
Accounts Payable and Other Current Liabilities	(2,484)

Total Purchase Price	$17,125
The fair value of the intangible assets acquired was estimated by applying the income approach. This fair value measurement is based on significant inputs that are not observable in the market and therefore represent a Level 3 measurement as defined in ASC 820, “Fair Value Measurement.” Key assumptions in estimating the fair value of the intangibles include (1) remaining useful life of the tradename/trademarks and customer relations (2) the royalty rate of 0.75%, (3) customer attrition rate of 18.0%, (4) discount rate of 19.0% and (5) a range of revenue and net income projections for the fiscal years 2023-2026.
The following table sets forth the fair value of the acquired identifiable intangible assets and related estimated useful lives:

(In thousands)	Fair Value	Useful Life ( y ears)
Customer Relations	$3,060	5
Trademarks/Tradenames	420	5

Total	$3,480

The Customer Relations intangible asset represents the relationships that will be maintained with certain historical customers of Astro Machine. The trademark/tradename intangible assets reflect the industry reputation of the Astro Machine name recognition and the registered trademarks for the use of several marks and logos held by Astro Machine.
Goodwill of $2.73 million, which is not deductible for tax purposes, represents the excess of the purchase price over the estimated fair value assigned to the tangible and identifiable intangible assets acquired and liabilities assumed from Astro Machine. The goodwill recognized under ASC 805 is attributable to synergies which are expected to enhance and expand our overall product portfolio, opportunities in new and existing markets, future technologies that have yet to be determined and Astro Machine’s assembled work force. The carrying amount of the goodwill was allocated to the Product Identification (“PI”) segment.
The amounts of revenue and earnings before taxes included in our consolidated statement of income from the period August 4, 2022 (acquisition date) through January 31, 2023 are as follows:

(In thousands)	2023
Revenue	$12,515
Earnings before Taxes	1,571
Astro Machine results are reported as part of the PI segment. Proforma results are not provided, as disclosure of such amounts was impractical to determine as the acquired business had insufficient financial records and no audit history prior to the transaction.

Honeywell Asset Purchase and License Agreement
On June 30, 2022, AstroNova Inc. entered into an Asset Purchase and License Agreement with Honeywell Inc. (“New HW Agreement”) to acquire an exclusive, perpetual, world-wide license to manufacture Honeywell’s flight deck printers for the Boeing 787 aircraft.    The New HW Agreement provides for royalty payments to Honeywell based on gross revenues from the sales of the printers, paper and repair services of the licensed products in perpetuity. The royalty rates vary based on the year in which they are paid or earned and as products are sold or as services provided and range from single-digit to mid-double-digit
percentages of gross revenue. The New HW Agreement included a provision for guaranteed minimum royalty payments to be paid in the event that the royalties earned by Honeywell do not meet the minimum for the preceding calendar year as follows: $100,000 in 2024, $200,000 in 2025, $233,000 in 2026 and 2027, and $234,000 in 2028.

This transaction was evaluated under ASC 805, “Business Combinations,” and was accounted for as an asset acquisition.

The purchase price was allocated to the customer relationship intangible, which was the only asset acquired as a result of this transaction. This asset will be amortized over the useful life of the intangible. The minimum royalty payment obligation and related customer relation intangible were recorded at the present value of the minimum royalty payments.
The acquired identifiable intangible asset is as follows:

(In thousands)	Fair Value	Useful Life (Years)
Customer Contract Relationships	$530	20
The minimum royalty payment due was discounted based on the payment schedule and applicable discount rate, resulting in an outstanding royalty obligation of $0.5 million as of January 31, 2023, including $0.1 million recorded as a current liability.
Additional royalties based on sales activity will be recorded in the period that the associated revenue is earned. During the fourth quarter of 2023, we incurred $0.1 million in e
xcess royalty expense, which is included in cost of revenue in our consolidated statement of income for the year ended January 31, 2023.
Note 3—Revenue Recognition
We derive revenue from the sale of (i) hardware including, digital color la be
l printers and specialty OEM printing systems, portable data acquisition systems and airborne printers used in the flight deck and interior of commercial, business and military aircraft, (ii) related consumable supplies including paper, labels, tags, inks, toners and ribbons, (iii) repairs and maintenance of equipment and (iv) service agreements
.
Revenues disaggregated by primary geographic markets and major product types are as follows:
Primary geographical markets:

(In thousands)	2023	2022	2021
United States	$91,917	$68,185	$70,911
Europe	31,021	31,922	29,029
Canada	8,393	6,519	5,574
Asia	5,345	5,926	5,105
Central and South America	4,589	3,271	3,950
Other	1,262	1,657	1,464

Total Revenue	$142,527	$117,480	$116,033

Major product types:

(In thousands)	2023	2022	2021
Hardware	$42,445	$31,492	$34,111
Supplies	82,072	73,244	71,772
Service and Other	18,010	12,744	10,150

Total Revenue	$142,527	$117,480	$116,033

In December 2022, we entered into an amended contract with one of our T&M customers that provided for a total payment of $3.25 million to be received as a result of our claims allowable under French law relating to additional component costs we have incurred and will continue to incur in order to supply aerospace printers under the contract for the period beginning in April 2022 and continuing through 2025. As of January 31, 2023, $
1.1 million was recognized as revenue in the consolidated income statement for the period ended January 31, 2023, in proportion to the total estimated shipments through the end of the contract period. The balance is recorded within deferred revenue, both current and non-current,
and will be recognized into revenue based on shipments made of the printers during fiscal years 2024 and 2025.
Contract Assets and Liabilities
We normally do not have contract assets, which are primarily unbilled accounts receivable that are conditional on something other than the passage of time.
Our contract liabilities, which represent billings in excess of revenue recognized, are related to advanced billings for purchased service agreements and extended warranties. Contract liabilities were $412,000 and $262,000 at January 31, 2023 and January 31, 2022, respectively, and are recorded as current deferred revenue in the accompanying consolidated balance sheet. The decrease in the deferred revenue balance during the year ended January 31, 2023 is primarily due to $248,000 of revenue recognized during the period that was included in the deferred revenue balance at January 31, 2023 offset by cash payments received in advance of satisfying performance obligations.
Contract Costs
We have determined that certain costs related to obtaining sales contracts for our aerospace printer products meet the requirement to be capitalized. In the second quarter of fiscal 2022, we extended the remaining useful life of these deferred costs from 6 years to 20 years and changed the amortization method from units sold to the straight-line method. We believe these changes, based on the life of the aircraft under the applicable sales contracts, appropriately reflects a more systematic and rational approach. This change was treated as a change in accounting estimate that is affected by a change in accounting principle. The impact on net income was immaterial for the period ended January
31
,
2022
. The balance of these contract assets at
January 31, 2022
, was $
1.3
 million, and in the first quarter of fiscal
2023
we incurred an additional $
0.1
 million in contract costs that will be amortized over
19
years. For the years ended January
31
,
2023
,
2022
and
2021
, we amortized contract costs of $
75,000
, $
60,000
and $
27,000
, respectively. The balance of deferred incremental direct costs net of accumulated amortization at January
31
,
2023
, was $
1.4
 million, of which $
0.1
 million is reported in other current assets and $
1.3
 million is reported in ot
her as
sets in the accompanying consolidated balance sheet.

Note 4—Intangibl
e
Assets
Intangible assets are as follows:

	January 31, 2023				January 31, 2022
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Currency Translation Adjustment	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Currency Translation Adjustment	Net Carrying Amount
Miltope:
Customer Contract Relationships	$3,100	$(2,777)	$—	$323	$3,100	$(2,515)	$—	$585
RITEC:
Customer Contract Relationships	2,830	(1,623)	—	1,207	2,830	(1,557)	—	1,273
TrojanLabel:
Existing Technology	2,327	(2,087)	94	334	2,327	(1,767)	127	687
Distributor Relations	937	(588)	27	376	937	(498)	46	485
Honeywell:
Customer Contract Relationships	27,773	(11,913)	—	15,860	27,243	(11,073)	—	16,170
Astro Machine:
Customer Contract Relationships	3,060	(306)	—	2,754	—	—	—	—
Trademarks	420	(42)	—	378	—	—	—	—

Intangible Assets, net	$40,447	$(19,336)	$121	$21,232	$36,437	$(17,410)	$173	$19,200

In the second quarter of 2022, we extended the remaining useful life of the pre-existing customer contract relationship intangibles for Honeywell International, Inc. (“Honeywell”) from
6 years to 20 years and for the RITEC intangibles we changed the amortization method which was based on revenue with a remaining life of 4 years to the straight-line method with a
20-year
remaining life. We believe these changes, based on the life of the aircraft related to these intangibles, appropriately reflects a more systematic and rational approach to distributing the cost of these intangibles over their useful lives. The change in the amortization of the Honeywell customer contract relationship intangibles is being treated as a change in accounting estimate in 2022 and the change in the amortization of the RITEC customer contract relationship intangibles is being treated as a change in accounting estimate in 2022 that is effected by a change in accounting principle. The changes in amortization resulted in a $1.8 million decrease in amortization expense and a $1.8 million increase to net income for the period ended January 31, 2022.
There were no impairments to intangible assets during the periods ended January 31, 2023 and 2022. Amortization expense of $1.9 million, $2.2 million, and $4.1 million with regard to acquired intangibles has been included in the consolidated statements of income for the years ended January 31, 2023, 2022 and 2021, respectively.
Estimated amortization expense for the next
five
fiscal years is as follows:

(In thousands)	2024	2025	2026	2027	2028
Estimated amortization expense	$2,378	$1,719	$1,718	$1,7192	$1,281

Note 5—Inventories
The components of invento
ries
are as follows:

	January 31,
	2023	2022
(In thousands)
Materials and Supplies	$38,387	$22,709
Work-in-Progress	1,146	1,489
Finished Goods	23,221	19,718

	62,754	43,916
Inventory Reserve	(11,430)	(9,307)

	$51,324	$34,609

Finished goods inventory includes $2.3 million and $3.4 million of demonstration equipment at January 31, 2023 and 2022, respectively.
Note 6—Property, Plant and Equipment
Property, plant and equipment consist of the following:

	January 31,
	2023	2022
(In thousands)
Land and Land Improvements	$2,304	$1,004
Buildings and Leasehold Improvements	14,158	12,666
Machinery and Equipment	24,960	23,238
Computer Equipment and Software	13,972	13,913

Gross Property, Plant and Equipment	55,394	50,821
Accumulated Depreciation	(41,106)	(39,380)

Net Property Plant and Equipment	$14,288	$11,441

Depreciation expense on property, plant and equipment was $2.0 million for the year ended January 31, 2023 and $1.7 million and $1.9 million for the years ended January 31, 2022 and 2021, respectively.
During fiscal 2022, we
wrote-off
our Oracle EnterpriseOne enterprise resource planning (“ERP”) system due to the full implementation of a new ERP system in our US operations. The book value and related accumulated depreciation of the Oracle EnterpriseOne ERP system along with the balance of the related prepaid service and maintenance contracts were removed from the accompanying consolidated balance sheet at January 31, 2022, and we have recorded a net loss on the disposal of $696,000, which is included in other income (expense) in the accompanying consolidated income statement for the year ended January 31, 2022.

Note 7—Accrued Expenses
Accrued expenses consist of the following:

	January 31,
(In thousands)	2023	2022

Warranty	$1,072	$834
Professional Fees	311	411
Freight	—	347
Lease Liability	275	327
Accrued Property & Sales Tax	187	316
Stockholder Relation Fees	86	102
Dealer Commissions	78	139
Other Accrued Expenses	1,299	1,637

	$3,308	$4,113

Note 8—Credit Agreement and Long-Term Debt
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
The Amended Credit Agreement provides for (i) a new term loan in the principal amount of $6.0 million, which term loan was in addition to the existing term loan outstanding under the Existing Credit Agreement in the principal amount of $9.0 million as of the effective date of the Second Amendment, and (ii) an increase in the aggregate principal amount of the revolving credit facility available thereunder from $22.5 million to $25.0 million. At the closing of the Second Amendment, we borrowed the entire $6.0 million term loan and $12.4 million under the revolving credit facility, and the proceeds of such borrowings were used in part to pay the purchase price payable under the Purchase Agreement and certain related transaction costs. The revolving credit facility may otherwise be used for corporate purposes.
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
Amounts repaid under the revolving credit facility may be reborrowed, subject to our continued compliance with the Amended Credit Agreement. No amount of the term loan that is repaid may be reborrowed.
We must comply with various customary financial and
non-financial
covenants under the Amended Credit Agreement. The financial covenants under the Amended Credit Agreement consist of a maximum consolidated leverage ratio, a minimum consolidated fixed charge coverage ratio and a minimum consolidated asset coverage ratio. The primary non-financial
covenants limit our and our subsidiaries’ ability to incur future indebtedness, to place liens on assets, to pay dividends or distributions on our or our subsidiaries’ capital stock, to repurchase or acquire our or our subsidiaries’ capital stock, to conduct mergers or acquisitions, to sell assets, to alter our or our subsidiaries’ capital structure, to make investments and loans, to change the nature of our or our subsidiaries’ business, and to prepay subordinated indebtedness, in each case subject to certain exceptions and thresholds as set forth in the Amended Credit Agreement, certain of which provisions were modified by the Second Amendment. As of January 31, 2023, we believe we are in compliance with all of the covenants in the Credit Agreement.
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
Summary of Outstanding Debt
Revolving Credit Facility
During fiscal 2023 we borrowed a net of $15.9 million on our revolving line of credit. The balance outstanding under the revolving line of credit bore interest at a weighted average rate of 6.71% and 4.10% for the years ended January 31, 2023 and January 31, 2022, respectively, and we incurred $752,000 and $4,000 for interest on this obligation during the years ended January 31, 2023 and January 31, 2022, respectively. Commitment fees on the undrawn portion of our revolving credit facility of $30,000 and $50,000 were incurred for the yea rs ended January 31
, 2023
and January 31
, 2022
, respectively. Both the interest expense and commitment fees are included as interest expense in the accompanying consolidated income statement for all periods presented. At January 31
, 2023
, $
9.1
 million remains available for borrowing under our revolving line of credit.

Long-Term Debt
Long-term debt in the accompanying condensed consolidated balance sheets under the Amended Credit Agreement is as follows:

	January 31,
(In thousands)	2023	2022
USD Term Loan (6.78% as of January 31, 2023); maturity date of August 4, 2027	$14,250	$—
USD Term Loan (2.35% as of January 31, 2022); maturity date of September 30, 2025	—	$9,250

	14,250	9,250
Debt Issuance Costs, net of accumulated amortization	(110)	(96)
Current Portion of Term Loan	(2,100)	(1,000)

Long-Term Debt	$12,040	$8,154

During the years ended January 31, 2023, 2022 and 2021, we recognized $0.6 million, $0.3 million and $0.5 million of interest expense on our long-term debt, respectively, which was included in interest expense in the accompanying consolidated income statement for all periods presented.
The schedule of required principal payments remaining on our long-term debt outstanding as of January 31, 2023 is as follows:

(In thousands)
Fiscal 2024	$2,100
Fiscal 2025	2,700
Fiscal 2026	2,700
Fiscal 2027	2,700
Fiscal 2028	4,050

$14,250

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
Note 10—Derivative Financial Instruments and Risk Management
In 2017, we entered into a cross-currency interest rate swap and an interest rate swap to manage the interest rate risk.

On July 30, 2020, we terminated these two swaps. The terms of the Amended and Restated Credit Agreement dated as of July 30, 2020, caused those swaps to cease to be effective hedges of the underlying exposures. The termination of the swaps was contracted immediately prior to the end of the second quarter of fiscal 2021 at a cash cost of approximately $0.7 million which was settled in the third quarter of fiscal 2021. Upon termination, the remaining balance of $58,000 in accumulated other comprehensive loss related to the cross-currency interest rate swap was reclassified into earnings as the forecasted foreign currency interest payments will not occur.
The $0.2 million remaining balance in accumulated other comprehensive loss related to the interest rate swap was amortized into earnings through the original term of the hedge relationship as the underlying floating interest rate debt still exists.
At January 31, 2023, we have fully reclassified all of the net losses on the frozen other comprehensive income balance from accumulated other comprehensive loss to earnings associated with the terminated interest rate swap due to the payment of variable interest associated with the floating interest rate debt.
The following tables present the impact of the derivative instruments in our consolidated financial statements for the years ended January 31, 2023 and 2022:

	Years Ended
Cash Flow Hedge (In thousands)	Amount of Gain(Loss) Recognized in OCI on Derivative		Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income
	January 31, 2023	January 31, 2022		January 31, 2023	January 31, 2022
Swap contracts	$—	$—	Other Income	$(59)	$(79)

Note 11—Employee Retention Credit
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
We evaluated our eligibility for the ERC in the second quarter of calendar year 2021
. In order to qualify for the ERC, we needed to experience a
20
% reduction in gross receipts from either (1)
 the same quarter in calendar year 2019
or (2)
 the immediately preceding quarter to the corresponding calendar quarter in 2019
. We determined that we qualified for the employee retention credit under the first scenario for wages paid in calendar year 2020 and the first calendar quarter of 2021
. In the second quarter of the current year, we amended certain payroll tax filings and applied for a refund of $
3.1

million. Since there is no US GAAP guidance for
for-profit
business entities that receive government assistance that is not in the form of a loan, an income tax credit or revenue from a contract with a customer, we determined the appropriate accounting treatment by analogy to other guidance. We accounted for the employee retention credit by analogy to International Accounting Standards (IAS) 20, Accounting for Government Grants and Disclosure of Government Assistance, of

International Financial Reporting Standards (IFRS). Under an IAS 20 analogy, a business entity would recognize the credit on a systematic basis over the periods in which the entity recognizes the payroll expenses for which the grant (i.e., tax credit) is intended to compensate when there is reasonable assurance (i.e., it is probable) that the entity will comply with any conditions attached to the grant and the grant (i.e., tax credit) will be received.
We recorded a $
3.1
 million receivable in the second quarter of fiscal 2022
for the ERC receivable, which was outstanding as of January 31
, 2022
and is included as such in the accompanying consolidated balance sheet. The $
3.1
 mil
lion of ERCs was recognized as a reduction in employer payroll taxes and allocated to the financial statement captions from which the employee’s taxes were originally incurred. As a result, we recorded a reduction in expenses of $1.7 million in cost of revenue, $0.8 million in selling and marketing, $0.3 million in research and development and $0.3 million in general and administrative which is reflected in the accompanying consolidated income statement for the year ended January 31, 2022. On March 22, 2022, we received the $3.1 million for the ERC.
Note 12—Royalty Obligation
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
The guaranteed minimum royalty payment obligation was recorded at the present value of the minimum annual royalty payments. As of January 31, 2023, we had paid an aggregate of $
9.5 million of the guaranteed minimum royalty obligation. At January 31, 2023, the current portion of the outstanding guaranteed minimum royalty obligation of $1.6 million is to be paid over the next twelve months and is reported as a current liability and the remainder of $3.0 million is reported as a long-term liability on our consolidated balance sheet. In addition to the guaranteed minimum royalty payments, for the periods ended January 31, 2023 and January 31, 2022, we also incurred excess royalty expense of $1.3 million and $0.5 million, respectively, which is included in cost of revenue in our consolidated statements of income. A total of $0.4 million of excess royalty is payable and reported as a current liability on our consolidated balance sheet at January 31, 2023.
In fiscal 2023, AstroNova, Inc. entered into a second Asset Purchase and License Agreement with Honeywell International, Inc. as further discussed in Note 2.
Note 13—Leases
We enter into lease contracts for certain of our facilities at various locations worldwide. Our leases have remaining lease terms of one to six years, some of which include options to extend the lease term for periods of up to five years when it is reasonably certain that we will exercise such options.
Balance sheet and other information related to our leases is as follows:

Operating Leases (In thousands)	Balance Sheet Classification	January 31, 2023	January 31, 2022
Lease Assets	Right of Use Assets	$794	$1,094
Lease Liabilities—Current	Other Accrued Expenses	$275	$327
Lease Liabilities—Long Term	Lease Liabilities	$555	$808

Lease cost information is as follows:

Operating Leases (In thousands)	Statement of Income Classification	2023	2022
Operating Lease Costs	General and Administrative Expense	$460	$510
At January 31, 2023, maturities of operating lease liabilities are
as follows:

(In thousands)
2024	$302
2025	199
2026	154
2027	149
2028	92
Thereafter	—

Total Lease Payments	896
Less: Imputed Interest	(66)

Total Lease Liabilities	$830

As of January 31, 2023, the weighted-average remaining lease term and weighted-average discount rate for our operating leases are 3.8 years and 3.87%, respectively. We calculated the weighted-average discount rate using incremental borrowing rates, which equal the rates of interest that we would pay to borrow funds on a fully collateralized basis over a similar term.
Supplemental cash flow information related to leases is as follows:

(In thousands)	2023	2022
Cash paid for operating lease liabilities	$314	$372
Note 14—Accumulat
ed O
ther Comprehensive Loss
The changes in the balance of accumulated other comprehensive loss by component are as follows:

(In thousands)	Foreign Currency Translation Adjustments	Net Unrealized Gain (Losses) on Cash Flow Hedges	Total
Balance at January 31, 2020	$(985)	$(108)	$(1,093)
Other Comprehensive Income (Loss) before reclassification	710	(239)	471
Amounts Reclassified from AOCI to Earnings	—	193	193
Cross-Currency Interest Rate Swap Termination	—	45	45

Other Comprehensive Income (Loss)	710	(1)	709

Balance at January 31, 2021	$(275)	$(109)	$(384)
Other Comprehensive Loss before reclassification	(1,426)	—	(1,426)
Amounts Reclassified from AOCI to Earnings	—	62	62

Other Comprehensive Income (Loss)	(1,426)	62	(1,364)

Balance at January 31, 2022	$(1,701)	$(47)	$(1,748)
Other Comprehensive Income (Loss) before reclassification	(537)	—	(537)
Amounts reclassified from AOCI to Earnings	—	47	47

Other Comprehensive Income (Loss)	(537)	47	(490)

Balance at January 31, 2023	$(2,238)	$—	$(2,238)

The amounts presented above in other comprehensive income (loss) are net of taxes except for translation adjustments associated with our German, Danish and Shanghai subsidiaries.
Note 15—Shareholders’ Equity
During fiscal years 2023 and 2022, certain of our employees delivered a total of 17,752 and 27,222 shares, respectively, of our common stock to satisfy the exercise price and related taxes for stock options exercised and restricted stock vesting. The shares delivered were valued at a total of $0.3 million and $0.4 millio
n, resp
ectively, and are included in treasury stock in the accompanying consolidated balance sheets
a
t January 31, 2023 and 2022. These transactions did not impact the number of shares authorized for repurchase under our current repurchase program.
Note 16—Share-Based Compensation
The Company maintains the following share-based compensation plans:
Stock Plans:
We have one equity incentive plan from which we are authorized to grant equity awards, the AstroNova, Inc. 2018 Equity Incentive Plan (the “2018 Plan”). The 2018 Plan provides for, among other things, the issuance of awards, including incentive stock options, non-qualified
stock options, stock appreciation rights, time-based restricted stock units (“RSUs”), or performance-based restricted stock units (“PSUs”) and restricted stock awards (RSAs). The 2018 Plan authorizes the issuance of up to 950,000 shares of common stock, plus an additional number of shares equal to the number of shares subject to awards granted under the previous equity incentive plans that are forfeited, cancelled, satisfied without the issuance of stock, otherwise terminated (other than by exercise), or, for shares of stock issued pursuant to any unvested award, that are reacquired by us at not more than the grantee’s purchase price (other than by exercise). Under the 2018 Plan, all awards to employees generally have a minimum vesting period of one year. Options granted under the 2018 Plan must be issued at an exercise price of not less than the fair market value of our common stock on the date of grant and expire after ten years. Under the 2018 Plan, there were 124,962 unvested RSUs; 128,793 unvested PSUs; 21,172 unvested RSAs and options to purchase an aggregate of 135,500 shares outstanding as of January 31, 2023.
In addition to the 2018 Plan, we previously granted equity awards under our 2015 Equity Incentive Plan (the “2015 Plan”) and our 2007 Equity Incentive Plan (the “2007 Plan”). No new awards may be issued under either the 2007 or 2015 Plans, but outstanding awards will continue to be governed by those plans. As of January 31, 2023, options to purchase an aggregate of 276,574 shares were outstanding under the 2007 Plan and options to purchase an aggregate of 135,125 shares were outstanding under the 2015 Plan.
We also have a
Non-Employee
Director Annual Compensation Program (the “Program”), under which each of our non-employee
directors automatically receives a grant of restricted stock on the date of their re-election
to our board of directors. The number of whole shares granted is equal to the number calculated by dividing the stock component of the director compensation amount determined by the compensation committee for that year by the fair market value of our stock on that day. The value of the restricted stock award for fiscal 2023 was $65,000. Shares of restricted stock granted under the Program become vested on the first anniversary of the date of grant, conditi one
d upon the recipient’s continued service on our board of directors through that date.

Share-Based Compensation:
Share-based compensation expense has been recognized as follows:

	Years Ended January 31
	2023	2022	2021
(In thousands)
Stock Options	$7	$210	$517
Restricted Stock Awards and Restricted Stock Units	1,271	1,266	1,285
Employee Stock Purchase Plan	12	17	17

Total	$1,290	$1,493	$1,819

Stock Options:
Aggregated information regarding stock options granted under the plans is summarized below:

	Number of Shares	Weighted- Average Exercise Price Per Share
Options Outstanding, January 31, 2020	679,044	$14.46
Options Granted	—	—
Options Exercised	(1,200)	7.60
Options Forfeited	(54,361)	12.89
Options Cancelled	(1,400)	7.36

Options Outstanding, January 31, 2021	622,083	$14.63
Options Granted	—	—
Options Exercised	(6,425)	9.34
Options Forfeited	(17,615)	15.09
Options Cancelled	—	—

Options Outstanding, January 31, 2022	598,043	$14.67
Options Granted	—	—
Options Exercised	(42,944)	8.74
Options Forfeited	(5,500)	15.42
Options Cancelled	(2,400)	8.09

Options Outstanding, January 31, 2023	547,199	$15.16

Set forth below is a summary of options outstanding at January 31, 2023:

Outstanding				Exercisable
Range of Exercise prices	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Number of Shares	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Life

$5.00-10.00	—	$—	—	—	$—	—
$10.01-15.00	332,849	13.68	2.9	332,849	13.68	2.9
$15.01-20.00	214,350	17.45	4.8	214,350	17.45	4.8

	547,199	$15.16	3.7	547,199	$15.16	3.7

No options were granted during fiscal 2023 or fiscal 2022. As of January 31, 2023, there was no unrecognized compensation expense related to the unvested stock options granted under the plans
.

As of January 31, 2023, the aggregate intrinsic value (the aggregate difference between the closing stock price of our common stock on January 31, 2023, and the exercise price of the outstanding options) that would have been received by the option holders if all options had been exercised was $50,000 for all exercisable options and all options outstanding. The total aggregate intrinsic value of options exercised during fiscal 2023, 2022 and 2021 was $200,000, $26,000, and $4,000,
respectively.

Restricted Stock Units, Performance-Based Restricted Stock Units and Restricted Stock Awards :
Aggregated information regarding RSUs, PSUs and RSAs granted under the Plan is summarized below:

	RSUs, PSUs & RSAs	Weighted-Average Grant Date Fair Value
Outstanding at January 31, 2020	134,634	$16.79
Granted	245,131	7.61
Vested	(64,997)	17.28
Forfeited	(117,355)	8.83

Outstanding at January 31, 2021	197,413	$9.96
Granted	151,406	14.51
Vested	(126,939)	10.43
Forfeited	(900)	14.26

Outstanding at January 31, 2022	220,980	$13.23
Granted	141,371	12.70
Vested	(85,324)	13.45
Forfeited	(2,100)	13.25

Outstanding at January 31, 2023	274,927	$12.82

As of January 31, 2023, there was $2.0 million of unrecognized compensation expense related to unvested RSUs, PSUs and RSAs. This expense is expected to be recognized over a weighted average period of 1.3 years.
Employee Stock Purchase Plan (ESPP):
On June 7, 2022, we adopted the AstroNova Inc. 2022 Employee Stock Purchase Plan (“2022 ESPP”) to replace our previous Employee Stock Purchase Plan (the “Prior ESPP”). The 2022 ESPP allows eligible employees to purchase shares of common stock at a 15% discount from fair value on the first or last day of an offering period, whichever is less. A total of 40,000 shares were reserved for issuance under this plan and 5,045 shares were purchased under the 2022 ESSP during the year ended January 31, 2023. During the periods ended January 31, 2023 and January 31, 2022, there were 1,550 and 8,092 shares, respectively, purchased under the Prior ESPP, and no additional purchases may be made under the Prior ESPP. As of January 31, 2023, 34,955 shares remain available for purchase under the 2022 ESPP.
Note 17—Income Taxes
The components of income (loss) before income taxes are as follows:

	2023	2022	2021
(In thousands)
Domestic	$1,773	$5,046	$(1,193)
Foreign	1,637	1,988	3,372

	$3,410	$7,034	$2,179

The components of the provision for income taxes are as follows:

	2023	2022	2021
(In thousands)

Current:
Federal	$902	$(183)	$1,272
State	313	76	224
Foreign	870	501	420

	2,085	394	1,916

Deferred:
Federal	$(1,053)	$180	$(910)
State	(315)	177	(189)
Foreign	32	(146)	78

	(1,336)	211	(1,021)

	$749	$605	$895

Total income tax provision differs from the expected tax provision as a result of the following:

	2023	2022	2021
(In thousands)
Income Tax Provision at Statutory Rate	$716	$1,477	$458
Change in Valuation Allowance	182	57	(81)
Foreign Rate Differential	157	61	197
Change in Reserves Related to ASC 740 Liability	93	(245)	(10)
Denmark Statutory Audit	—	—	341
Meals and Entertainment	—	9	11
Canada Withholding Taxes	—	—	62
Global Intangible Low Taxed Income	—	—	14
Foreign Derived Intangible Income	(180)	(55)	(150)
R&D Credits	(160)	(180)	(157)
Share Based Compensation	(52)	(95)	171
Return to Provision Adjustment	(22)	368	(2)
State Taxes, Net of Federal Tax Effect	(2)	143	28
PPP Loan Forgiveness	—	(937)	—
Other	17	2	13

	$749	$605	$895

Our effective tax rate for fiscal 2023 was 22.0% compared to 8.6% in fiscal 2022 and 41.1% in fiscal 2021. The increase in the effective tax rate in fiscal 2023 from fiscal 2022 is primarily related to the absence of the PPP loan forgiveness which is tax-exempt
income that was a
one-time
item that reduced the rate in fiscal 2022. Specific items increasing the effective tax rate in fiscal 2023 include the change in reserves related to ASC 740 liability and the increase in the valuation allowance recorded on China net operating losses. This increase was offset by state taxes, return to provision adjustments, share-based compensation, R&D tax credits, and foreign derived intangible income (“FDII”) deduction.
The decrease in the effective tax rate in fiscal 2022 from fiscal 2021 is primarily related to the one-time
impact of the PPP loan forgiveness
tax-exempt
income. Specific items decreasing the effective tax rate include PPP loan forgiveness tax-exempt
income, R&D tax credits, foreign derived intangible income (“FDII”) deduction and change in reserves related to ASC 740 liabilities. This decrease was offset by state taxes, return to provision adjustments, and taxes on foreign earnings.

The components of deferred income tax expense arise from various temporary differences and relate to items included in the statement of income. The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and liabilities are as follows:

	January 31,
(In thousands)	2023	2022
Deferred Tax Assets:
Inventory	$2,710	$2,159
Honeywell Royalty Liability	3,008	2,655
State R&D Credits	1,851	1,925
Share-Based Compensation	620	593
Bad Debt	180	213
Warranty Reserve	258	198
Compensation Accrual	248	322
Net Operating Loss	135	152
ASU 842 Adjustment – Lease Liability	53	93
Unrecognized State Tax Benefits	58	64
Foreign Tax Credit	154	154
Deferred Service Contract Revenue	90	61
Section 174 Capitalization*	1,175	—
Other	281	224

	10,821	8,813
Deferred Tax Liabilities:
Accumulated Tax Depreciation in Excess of Book Depreciation	1,037	455
Intangibles	694	767
ASU 842 Adjustment – Lease Liability	50	90
Other	180	318

	1,961	1,630

Subtotal	8,860	7,183
Valuation Allowance	(2,120)	(1,778)

Net Deferred Tax Assets	$6,740	$5,405

*
Beginning in fiscal 2023, changes to Section 174 of the Internal Revenue Code made by the Tax Cuts and Jobs Act of 2017 no longer permit an immediate deduction for research and development expenditures in the tax year that such costs are incurred. These costs are capitalized resulting in an increase in deferred tax assets of $1.2 million.

Deferred taxes are reflected in the consolidated balance sheet as follows:

	January 31,
	2023	2022
Deferred Tax Assets	6,907	5,591
Deferred Tax Liabilities	(167)	(186)

Total Net Deferred Tax Assets	$6,740	$5,405

The valuation allowances of $2.1 million at January 31, 2023 and $1.8 million at January 31, 2022, relate to Rhode Island research and development tax credit carryforwards, foreign tax credit carryforwards, and China’s net operating losses that are expected to expire unutilized.

At January 31, 2023, we had net operating loss carryforwards of $0.1 million in China, which expire in 2024 through 2028. We have net operating loss carryforwards of less than $0.1 million in France, which can be carried forward indefinitely. We expect to utilize the net operating loss carryforwards in France before in future tax periods.
At January 31, 2023, we had state research credit carryforwards of approximately $1.9 million which expire in 2023 through 2030. Additionally, we had $0.2 million of foreign tax credits. We maintain a full valuation allowance against these credits as we expect these credits to expire unused.
We believe that it is reasonably possible that some unrecognized tax benefits, accrued interest and penalties could decrease income tax expense in the next year due to either the review of previously filed tax returns or the expiration of certain statutes of limitation. The changes in the balances of unrecognized tax benefits, excluding interest and penalties are as follows:

	2023	2022	2021
(In thousands)
Balance, beginning of the year	$303	$384	$362
Increases in prior period tax positions	24	63	59
Increases in current period tax positions	136	67	5
Reductions related to lapse of statutes of limitations	(49)	(211)	(42)

Balance, end of the year	$414	$303	$384

During fiscal 2023 and 2022, we released $49,000 and $211,000, respectively, of uncertain tax positions including accrued interest and penalties relating to a change in various unrecognized tax positions. The Company has accrued potential interest and penalties of $77,000 included in income taxes payable in the accompanying consolidated balance sheet at the end of January 31, 2023.
The Company and its subsidiaries file income tax returns in U.S. federal jurisdictions, various state jurisdictions, and various foreign jurisdictions. In fiscal 2023, we released $27,000 related to a federal tax exposure for the fiscal 2019 tax year and $22,000 of state nexus positions as a result of the expiration of the statute of limitations.
U.S. income taxes have not been provided on $8.5 million of undistributed earnings of our foreign subsidiaries since it is our intention to permanently reinvest such earnings offshore. If the earnings were distributed in the form of dividends, the Company would not be subject to U.S. tax as a result of the Tax Act but could be subject to foreign income and withholding taxes. Determination of the amount of this unrecognized deferred income tax liability is not practical.
Note 18—Nature of Operations, Segment Reporting and Geographical Information
Our operations consist of the design, development, manufacture and sale of specialty printers and data acquisition and analysis systems, including both hardware and software and related consumable supplies. We organize and manage our business as a portfolio of products and services designed around a common theme of data acquisition and information output. We have two reporting segments consistent with our revenue product groups: Product Identification (“PI”) and Test & Measurement (“T&M”).
Our PI segment produces an array of high-technology digital color and monochrome label printers and mini presses, labeling software and supplies for a variety of commercial industries worldwide and includes our newly acquired Astro Machine. AstroNova’s T&M segment produces data acquisition systems used worldwide for a variety of recording, monitoring and troubleshooting applications for many industries including aerospace, automotive, defense, rail, energy, industrial and general manufacturing. The T&M segment also includes our line of aerospace flight deck and cabin printers.

Business is conducted in the United States and through foreign branch offices and subsidiaries in Canada, Europe, China, Southeast Asia and Mexico. Manufacturing activities are primarily conducted in the United States. Revenue and service activities outside the United States are conducted through wholly owned entities and, to a lesser extent, through authorized distributors and agents. Transfer prices are intended to produce gross profit margins as would be associated with an arms-length transaction.
The accounting policies of the reporting segments are the same as those described in the summary of significant accounting policies herein. We evaluate segment performance based on the segment profit before corporate and financial administration expenses.
Summarized below are the revenue and segment operating profit (loss) (both in dollars and as a percentage of revenue) for each reporting segment:

($ in thousands)	Revenue			Segment Operating Profit (Loss)			Segment Operating Profit (Loss) as a % of Revenue
	2023	2022	2021	2023	2022	2021	2023	2022	2021

Product Identification	$103,089	$90,915	$90,268	$7,889	$10,411	$12,885	7.7%	11.5%	14.3%
T&M	39,438	26,565	25,765	8,989	3,398	(1,032)	22.8%	12.8%	(4.0)%

Total	$142,527	$117,480	$116,033	16,878	13,809	11,853	11.8%	11.8%	10.2%

Corporate Expenses				11,435	9,553	9,420

Operating Income				5,443	4,256	2,433
Other Income (Expense), Net				(2,033)	2,778	(254)

Income Before Income Taxes				3,410	7,034	2,179
Income Tax Provision				749	605	895

Net Income				$2,661	$6,429	$1,284

No customer accounted for greater than 10% of net revenue in fiscal 2023, 2022 or 2021.
Other information by segment is presented below:

(In thousands)	Assets
	January 31,
	2023	2022
Product Identification	$69,607	$51,732
T&M	60,730	50,374
Corporate*	8,870	12,849

Total	$139,207	$114,955

*	Corporate assets consist principally of cash, cash equivalents, deferred tax assets and refunds, and certain prepaid corporate assets.

(In thousands)	Depreciation and Amortization			Capital Expenditures
	2023	2022	2021	2023	2022	2021
Product Identification	$2,219	$1,157	$1,835	$121	$847	$1,563
T&M	1,697	2,837	4,148	108	949	1,024

Total	$3,916	$3,994	$5,983	$229	$1,796	$2,587

Geographical Data
Presented below is selected financial information by geogr
ap
hic area:

				Long-Lived Assets*
(In thousands)	Revenue			January 31,
	2023	2022	2021	2023	2022
United States	$91,917	$68,185	$70,911	$34,277	$29,131
Europe	31,021	31,922	29,029	1,230	1,486
Canada	8,393	6,519	5,574	4	9
Asia	5,345	5,926	5,105	9	15
Central and South America	4,589	3,271	3,950	—	—
Other	1,262	1,657	1,464	—	—

Total	$142,527	$117,480	$116,033	$35,520	$30,641

*
Long-lived assets exclude goodwill assigned to the T&M segment of $4.5 million at both January 31, 2023 and 2022 and $10.1 million and $7.6 million assigned to the PI segment at January 31, 2023 and 2022, respectively.

Note 19—Employee Benefit Plans
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
All contributions are deposited into trust funds. It is our policy to fund any contributions accrued. Our annual contribution amounts are determined by the Board of Directors. Contributions paid or accrued amounted to $0.5 million in fiscal 2023, $0.5 million in fiscal 2022 and $0.4 million in fiscal 2021.
Note 20—Product Warranty Liability
We offer a manufacturer’s warranty for the majority of our hardware products. The specific terms and conditions of warranty vary depending upon the products sold and the country in which we do business. We estimate the warranty costs based on historical claims experience and record a liability in the amount of such estimates at the time product revenue is recognized. We regularly assess the adequacy of our recorded warranty liabilities and adjust the amounts as necessary. Activity in the product warranty liability, which is included in other accrued expenses in the accompanying consolidated balance sheet, is as follows:

( In thousands)	2023	2022	2021
Balance, beginning of the year	$834	$730	$850
Provision for Warranty Expense	2,077	2,174	855
Cost of Warranty Repairs	(1,839)	(2,070)	(975)

Balance, end of the year	$1,072	$834	$730

During fiscal 2022, we incurred incremental costs because of a product quality issue with one of our vendors. As the result of discussions with the vendor, which was responsible for the product quality issue, we entered into an agreement wh ere
by the vendor paid us $975,000 as partial reimbursement of the costs we incurred in supporting our customers with respect to the product quality issue. For the period ended January 31, 2022, we recorded this payment to offset cost of goods in our PI segment for the product lines effected to partially reverse the accounting impact when the original costs of the quality issues were incurred.

Note 21—Concentration of Risk
Credit is generally extended on an uncollateralized basis to almost all customers after review of credit worthiness. Concentration of credit and geographic risk with respect to accounts receivable is limited due to the large number and general dispersion of accounts, which constitute our customer base. We periodically perform on-going
credit evaluations of our customers. We have not historically experienced significant credit losses on collection of our accounts receivable.
During the years ended January 31, 2023, 2022 and 2021, one vendor accounted for 18.7%, 23.3% and 23.2% of purchases, respectively, and 16.2%, 15.4% and 28.3% of accounts payable, respectively, as of January 31, 2023, 2022 and 2021.
Note 22—Commitments and Contingencies
In order to meet our manufacturing demands and, in some cases, lock in particular pricing structures for specific goods used in manufacturing, we enter into purchase commitments with our suppliers. At January 31, 2023, our purchase commitments totaled $25.8 million, with $22.8 million due within 12 months, some of which are non-cancelable.
We are also subject to contingencies, including legal proceedings and claims arising in the normal course of business that cover a wide range of matters including, among others, contract and employment claims; workers compensation claims; product liability; warranty and modification; and adjustment or replacement of component parts of units sold.
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
Note 23—Fair Value Measurements
Assets and Liabilities Not Recorded at Fair Value on the Cons
olid
ated Balance Sheet
Our long-term debt, including the current portion of long-term debt not reflected in the financial statements at fair value, is reflected in the table below:

	Fair Value Measurement at January 31, 2023
(In thousands)	Level 1	Level 2	Level 3	Total	Carrying Value
Long-Term Debt and Related Current Maturities	$—	$—	$14,310	$14,310	$14,250

	Fair Value Measurement at January 31, 2022
(In thousands)	Level 1	Level 2	Level 3	Total	Carrying Value
Long-Term Debt and Related Current Maturities	$—	$—	$9,255	$9,255	$9,250
The fair value of our long-term debt, including the current portion, is estimated by discounting the future cash flows using current interest rates at which similar borrowings with the same maturities would be made to borrowers with similar credit ratings and is classified as Level 3.

F-3
7

ASTRONOVA, INC.
SCHEDULE II—VA
LUA
TION AND Q
U
AL
IFY
ING ACCOUNTS AND RESERVES

Description	Balance at Beginning of Year	Provision/ (Benefit) Charged to Operations	Deductions(2)	Balance at End of Year
Allowance for Doubtful Accounts (1):
(In thousands)
Year Ended January 31,
2023	$826	$100	$(195)	$731
2022	$1,054	$50	$(278)	$826
2021	$856	$194	$4	$1,054

(1)	The allowance for doubtful accounts has been netted against accounts receivable in the balance sheets as of the respective balance sheet dates.
(2)	Uncollectible accounts written off, net of recoveries.

F-3
8