Form 10-Q
period 2023-04-29
AstroNova, Inc.
filed 2023-06-08
CIK 8146

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 29, 2023
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
The number of shares of the registrant’s common stock, $.05 par value per share, outstanding as of June 2, 2023 was 7,417,715.

ASTRONOVA, INC.

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements
ASTRONOVA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Data)

	April 29, 2023	January 31, 2023

	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$5,413	$3,946
Accounts Receivable, net	19,285	21,598
Inventories, net	53,126	51,324
Prepaid Expenses and Other Current Assets	2,678	2,894

Total Current Assets	80,502	79,762
Property, Plant and Equipment, net	13,918	14,288
Identifiable Intangibles, net	20,630	21,232
Goodwill	14,760	14,658
Deferred Tax Assets, net	6,907	6,907
Right of Use Asset	858	794
Other Assets	1,621	1,566

TOTAL ASSETS	$139,196	$139,207

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts Payable	$8,000	$8,479
Accrued Compensation	3,267	2,750
Other Accrued Expenses	3,484	3,308
Revolving Line of Credit	15,900	15,900
Current Portion of Long-Term Debt	2,100	2,100
Current Liability—Royalty Obligation	1,600	1,725
Current Liability—Excess Royalty Payment Due	379	562
Income Taxes Payable	730	786
Deferred Revenue	1,971	1,888

Total Current Liabilities	37,431	37,498
NON-CURRENT LIABILITIES
Long-Term Debt, net of current portion	11,678	12,040
Royalty Obligation, net of current portion	3,102	3,415
Lease Liabilities, net of current portion	581	555
Income Taxes Payable	491	491
Deferred Revenue	267	674
Deferred Tax Liabilities	172	167

TOTAL LIABILITIES	53,722	54,840
SHAREHOLDERS’ EQUITY
Preferred Stock, $ 10 Par Value, Authorized 100,000 shares, None Issued	—	—
Common Stock, $0.05 Par Value, Authorized 13,000,000 shares; Issued 10,780,934 and 10,676,851 shares at April 29, 2023 and January 31, 2023, respectively	538	534
Additional Paid-in Capital	61,526	61,131
Retained Earnings	60,023	59,175
Treasury Stock, at Cost, 3,368,219 and 3,342,032 shares at April 29, 2023 and January 31, 2023, respectively	(34,585)	(34,235)
Accumulated Other Comprehensive Loss, net of tax	(2,028)	(2,238)

TOTAL SHAREHOLDERS’ EQUITY	85,474	84,367

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$139,196	$139,207

See Notes to condensed consolidated financial statements (unaudited).

ASTRONOVA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended
	April 29, 2023	April 30, 2022

Revenue	$35,419	$31,010
Cost of Revenue	23,034	20,281

Gross Profit	12,385	10,729
Operating Expenses:
Selling and Marketing	6,010	5,883
Research and Development	1,788	1,522
General and Administrative	3,126	2,560

Operating Expenses	10,924	9,965

Operating Income	1,461	764
Other Income (Expense)
Interest Expense	(615)	(175)
Gain (Loss) on Foreign Currency Transaction	186	(135)
Other, net	(5)	31

	(434)	(279)

Income Before Income Taxes	1,027	485
Income Tax Provision	179	60

Net Income	$848	$425

Net Income per Common Share—Basic:	$0.12	$0.06

Net Income per Common Share—Diluted:	$0.11	$0.06

Weighted Average Number of Common Shares Outstanding:
Basic	7,370	7,263
Diluted	7,450	7,361
See Notes to condensed consolidated financial statements (unaudited).

ASTRONOVA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In Thousands)
(Unaudited)

	Three Months Ended
	April 29, 2023	April 30, 2022

Net Income	$848	$425
Other Comprehensive Income (Loss), Net of Taxes:
Foreign Currency Translation Adjustments	210	(933)
Loss from Cash Flow Hedges Reclassified to Income Statement	—	16

Other Comprehensive Income (Loss)	210	(917)

Comprehensive Income (Loss)	$1,058	$(492)

See Notes to condensed consolidated financial statements (unaudited).

ASTRONOVA, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
($ In Thousands, Except per Share Data)
(Unaudited)

	Common Stock		Additional Paid-in	Retained	Treasury	Accumulated Other Comprehensive	Total Shareholders’
	Shares	Amount	Capital	Earnings	Stock	Income (Loss)	Equity

Balance January 31, 2022	10,566,404	$528	$59,692	$56,514	$(33,974)	$(1,748)	$81,012
Share-Based Compensation	—	—	337	—	—	—	337
Employee Option Exercises	11,164	1	87	—	—	—	88
Restricted Stock Awards	61,513	3	(3)	—	(249)	—	(249)
Net Income	—	—	—	425	—	—	425
Other Comprehensive Loss	—	—	—	—	—	(917)	(917)

Balance April 30, 2022	10,639,081	$532	$60,113	$56,939	$(34,223)	$(2,665)	$80,696

Balance January 31, 2023	10,676,851	$534	$61,131	$59,175	$(34,235)	$(2,238)	$84,367
Share-Based Compensation	—	—	356	—	—	—	356
Employee Option Exercises	4,094	—	43	—	—	—	43
Restricted Stock Awards	99,989	4	(4)	—	(350)	—	(350)
Net Income	—	—	—	848	—	—	848
Other Comprehensive Income	—	—	—	—	—	210	210

Balance April 29, 2023	10,780,934	$538	$61,526	$60,023	$(34,585)	$(2,028)	$85,474

See Notes to condensed consolidated financial statements (unaudited).

ASTRONOVA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Three Months Ended
	April 29, 2023	April 30, 2022
Cash Flows from Operating Activities:
Net Income	$848	$425
Adjustments to Reconcile Net Income to Net Cash Provided (Used) by Operating Activities:
Depreciation and Amortization	1,055	912
Amortization of Debt Issuance Costs	6	7
Share-Based Compensation	356	337
Changes in Assets and Liabilities:
Accounts Receivable	2,324	(1,489)
Other Receivable – Employee Retention Credit Receivable	—	3,135
Inventories	(1,756)	(2,650)
Income Taxes	38	502
Accounts Payable and Accrued Expenses	8	(2,843)
Other	(237)	50

Net Cash Provided (Used) by Operating Activities	2,642	(1,614)
Cash Flows from Investing Activities:
Additions to Property, Plant and Equipment	(48)	(50)

Net Cash Used for Investing Activities	(48)	(50)
Cash Flows from Financing Activities:
Net Cash Proceeds from Employee Stock Option Plans	18	69
Net Cash Proceeds from Share Purchases under Employee Stock Purchase Plan	25	19
Net Cash Used for Payment of Taxes Related to Vested Restricted Stock	(350)	(249)
Net Borrowings under Revolving Credit Facility	—	3,000
Payment of Minimum Guarantee Royalty Obligation	(500)	(500)
Principal Payments on Long-Term Debt	(375)	(250)

Net Cash Provided (Used) by Financing Activities	(1,182)	2,089

Effect of Exchange Rate Changes on Cash and Cash Equivalents	55	53

Net Increase in Cash and Cash Equivalents	1,467	478
Cash and Cash Equivalents, Beginning of Period	3,946	5,276

Cash and Cash Equivalents, End of Period	$5,413	$5,754

Supplemental Disclosures of Cash Flow Information:
Cash Paid During the Period for Interest	$538	$53
Cash Paid (Received) During the Period for Income Taxes, Net of Refunds	$235	$(440)
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
®
, TrojanLabel
®
and GetLabels
™
brand names. The T&M segment consists of our line of aerospace products, including flight deck printers, networking hardware, and related accessories as well as T&M data acquisition systems sold under the AstroNova
®
brand name.
On August 4, 2022, we acquired Astro Machine LLC (“Astro Machine”), an Illinois-based manufacturer of printing equipment, including label printers and related accessories, tabbers, conveyors, and envelope feeders. We reported Astro Machine as a part of our PI segment beginning in the third quarter of fiscal 2023.
PI products sold under the QuickLabel, TrojanLabel and GetLabels brands are used in brand owner and commercial applications to provide product packaging, marketing, tracking, branding, and labeling solutions to a wide array of industries. The PI segment offers a variety of digital color label tabletop printers and light commercial label printers, direct-to-package
printers, high-volume presses, and specialty original equipment manufacturer (“OEM”) printing systems, as well as a wide range of label, tag and flexible packaging material substrates and other supplies, including ink and toner, allowing customers to mark, track, protect and enhance the appearance of their products. PI products sold under the Astro Machine brand also include a variety of label printers, envelope and packaging printing, and related processing and handling equipment.
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
for the fiscal year ended January 31, 2023.
The presentation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported and disclosed in the condensed consolidated financial statements and accompanying notes, including those that require consideration of forecasted financial information using information that is reasonably available to us at this time. Some of the more significant estimates relate to revenue recognition; the allowances for doubtful accounts; inventory valuation; income taxes; valuation of long-lived assets, intangible assets and goodwill; share-based compensation; and warranty reserves. Management’s estimates are based on the facts and circumstances available at the time estimates are made, historical experience, risk of loss, general economic conditions and trends, and management’s assessments of the probable future outcome of these matters, including our expectations at the time regarding the ongoing impact from the
COVID-19
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
for the fiscal year ended January 31, 2023.
Recently Adopted Accounting Pronouncements
No new accounting pronouncements, issued or effective during the first three months of the current year, have had or are expected to have a material impact on our consolidated financial statements.
Note 3 – Acquisitions
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
This transaction was a business combination and accounted for using the acquisition method of accounting prescribed by ASC 805, “Business Combinations” (“ASC 805”), whereby the results of operations, including the revenues and earnings of Astro Machine, are included in our financial statements from the date of acquisition. The purchase price of Astro Machine was allocated to the tangible and intangible assets acquired and liabilities assumed and recognized at their fair value based on widely accepted valuation techniques in accordance with ASC 820, “Fair Value Measurement,” as of the acquisition date. The process for estimating fair values requires the use of significant estimates, assumptions and judgments, including determining the timing and estimates of future cash flows and developing appropriate discount rates. The excess of the purchase price over the fair value of the net identified assets acquired and liabilities assumed was recorded as goodwill. ASC 805 establishes a measurement period to provide companies with a reasonable amount of time to obtain the information necessary to identify and measure various items in a business combination and cannot extend beyond one year from the acquisition date.

The following table sets forth the final purchase price allocation of the Astro Machine acquisition for the estimated fair value of the net assets acquired and liabilities assumed as of the date of acquisition:

(In thousands)
Cash	$91
Accounts Receivable	3,393
Inventory	5,715
Property, Plant and Equipment	4,200
Identifiable Intangible Assets	3,480
Goodwill	2,730
Accounts Payable and Other Current Liabilities	(2,484)

Total Purchase Price	$17,125

The fair value of the intangible assets acquired was estimated by applying the income approach. This fair value measurement is based on significant inputs that are not observable in the market and therefore represents a Level 3 measurement as defined in ASC 820, “Fair Value Measurement.” Key assumptions in estimating the fair value of the intangibles include (1) remaining useful life of the tradename/trademarks and customer relations (2) royalty rate of
0.75%, (3) customer attrition rate of 18.0%, (4) discount rate of 19.0
% and (5) a range of revenue and net income projections for fiscal years 2023 through 2026.
The following table sets forth the fair value of the acquired identifiable intangible assets and related estimated useful lives:

(In thousands)	Fair Value	Useful Life (years)
Customer Relations	$3,060	5
Trademarks/Tradenames	420	5

Total	$3,480

The Customer Relations intangible asset represents the relationships that will be maintained with certain historical customers of Astro Machine. The trademark/tradename intangible assets reflect the industry reputation of the Astro Machine name and the registered trademarks held by Astro Machine for the use of several marks and logos.
Goodwill of $2.73
million, which is not deductible for tax purposes, represents the excess of the purchase price over the estimated fair value assigned to the tangible and identifiable intangible assets acquired and liabilities assumed from Astro Machine. The goodwill recognized under ASC 805 is attributable to synergies which are expected to enhance and expand our overall product portfolio, opportunities in new and existing markets, future technologies that have yet to be determined and Astro Machine’s assembled workforce. The carrying amount of the goodwill was allocated to the PI segment.
Total acquisition-related costs of $0.7 million were included in general and administrative expenses in our consolidated statement of income for the year ended January 31, 2023.
The amounts of revenue and earnings before taxes included in our consolidated statement of income for the quarter ended April 29, 2023:

(In thousands)
Revenue	$4,229
Earnings before Taxes	689
Astro Machine results are reported as part of the PI segment. Proforma results are not provided, as disclosure of such amounts was impractical to determine as the acquired business had insufficient financial records and no audit history prior to the transaction.

Honeywell Asset Purchase and License Agreement
On June 30, 2022, we entered into an Asset Purchase and License Agreement with Honeywell International Inc. (“New HW Agreement”) to acquire an exclusive, perpetual, world-wide license to manufacture Honeywell’s flight deck printers for the Boeing 787 aircraft. The New HW Agreement provides for royalty payments to Honeywell based on gross revenues from the sales of the printers, paper and repair services of the licensed products in perpetuity. The royalty rates vary based on the year in which they are paid or earned and as products are sold or as services are provided and range from single-digit to mid-double-digit
percentages of gross revenue. The New HW Agreement includes a provision for guaranteed minimum royalty payments to be paid in the event that the royalties earned by Honeywell do not meet the minimum for the preceding calendar year as follows: $
100,000 in 2024, $200,000 in 2025, $233,000 in 2026 and 2027, and $234,000 in 2028.
This transaction was evaluated under ASC 805, “Business Combinations,” and was accounted for as an asset acquisition.
The purchase price was allocated to the customer relationship intangible, which was the only asset acquired as a result of this transaction. This asset will be amortized over the useful life of the intangible. The minimum royalty payment obligation and related customer relationships intangible were recorded at the present value of the minimum royalty payments.
The acquired identifiable intangible asset is as follows:

(In thousands)	Fair Value	Useful Life (Years)
Customer Contract Relationships	$530	20
The minimum royalty payment due was discounted based on the payment schedule and applicable discount rate, resulting in an outstanding royalty obligation of $0.5 million as of January 31, 2023, including $0.1 million recorded as a current liability. As of April 29, 2023, the current outstanding royalty obligation remains $0.5 million, including $0.1 million recorded as a current liability in the accompanying balance sheet.
Additional royalties based on sales activity will be recorded in the period that the associated revenue is earned. During fiscal 2023, we incurred $0.1 million in excess royalty expense, which was recorded as a current liability in our consolidated balance sheet at January 31, 2023 and was paid in the first quarter of the current fiscal year.
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
Revenues disaggregated by primary geographic markets and major product types are as follows:
Primary geographical markets:

	Three Months Ended
(In thousands)	April 29, 2023	April 30, 2022
United States	$22,834	$19,651
Europe	7,964	7,419
Canada	1,825	1,854
Asia	1,294	937
Central and South America	1,199	888
Other	303	261

Total Revenue	$35,419	$31,010

Major product types:

	Three Months Ended
(In thousands)	April 29, 2023	April 30, 2022
Hardware	11,667	$9,301
Supplies	19,070	17,944
Service and Other	4,682	3,765

Total Revenue	$35,419	$31,010

In December 2022, we entered into an amended contract with one of our T&M customers that provided for a total payment of $3.25 million to us as a result of our claims allowable under French law relating to additional component costs we have incurred and will continue to incur in order to supply aerospace printers under the contract for the period beginning in April 2022 and continuing through 2025. Revenue from this arrangement will be recognized in proportion to the total estimated shipments through the end of the contract period. As of January 31, 2023, we have recognized $
1.1
million in revenue and the remainder $
2.15
million balance was recorded as deferred revenue. During the first quarter of fiscal 2024, we recognized an additional $
0.4
million in revenue which is included in the condensed consolidated statement of income for the quarter ended April 29, 2023. The remaining revenue to be recognized will be based on our shipments of the printers during the remainder of fiscal years 2024 and 2025.
Contract Assets and Liabilities
We normally do not have contract assets, which are primarily unbilled accounts receivable that are conditional on something other than the passage of time.
Our contract liabilities, which represent billings in excess of revenue recognized, are related to advanced billings for purchased service agreements and extended warranties. Contract liabilities were $443,000 and $412,000 at April 29, 2023 and January 31, 2023, respectively, and are recorded as deferred revenue in the accompanying condensed consolidated balance sheet. The increase in the deferred revenue balance during the three months ended April 29, 2023 is due to cash payments received in advance of satisfying performance obligations in the current period which was partially offset by $143,000 of revenue recognized during the period that was included in the deferred revenue balance at January 31, 2023.
Contract Costs
We recognize an asset for the incremental costs of obtaining a contract with a customer if we expect the benefit of those costs to be longer than one year. We have determined that certain costs related to obtaining sales contracts for our aerospace printer products meet the requirement to be capitalized. These costs are deferred and amortized over the remaining useful life of these contracts, which we currently estimate to be approximately 18 years as of April 29, 2023. The balance of these contract assets at January 31, 2023 was $1.4 million. We amortized $19,000 and $16,000 of direct costs during the three months ended April 29, 2023 and April 30, 2022, respectively. The balance of deferred incremental direct costs net of accumulated amortization at April 29, 2023 was $1.3 million, of which $0.1 million is reported in other current assets and $1.2 million is reported in other assets in the accompanying condensed consolidated balance sheet.
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

	Three Months Ended
	April 29, 2023	April 30, 2022
Weighted Average Common Shares Outstanding – Basic	7,369,930	7,262,797
Effect of Dilutive Options, Restricted Stock Awards and Restricted Stock Units	80,122	97,713

Weighted Average Common Shares Outstanding – Diluted	7,450,052	7,360,510

For the three months ended April 29, 2023 and April 30, 2022, the diluted per share amounts do not reflect common equivalent shares outstanding of 656,554 and 310,588, respectively, because of their anti-dilutive effect.
Note 6 – Intangible Assets
Intangible assets are as follows:

	April 29, 2023				January 31, 2023
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Currency Translation Adjustment	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Currency Translation Adjustment	Net Carrying Amount
Miltope:
Customer Contract Relationships	$3,100	$(2,857)	$—	$243	$3,100	$(2,777)	$—	$323
RITEC:
Customer Contract Relationships	2,830	(1,639)	—	1,191	2,830	(1,623)	—	1,207
TrojanLabel:
Existing Technology	2,327	(2,171)	97	253	2,327	(2,087)	94	334
Distributor Relations	937	(616)	36	357	937	(588)	27	376
Honeywell:
Customer Contract Relationships	27,773	(12,145)	—	15,628	27,773	(11,913)	—	15,860
Astro Machine:
Customer Contract Relationships	3,060	(459)	—	2,601	3,060	(306)	—	2,754
Trademarks	420	(63)	—	357	420	(42)	—	378

Intangible Assets, net	$40,447	$(19,950)	$133	$20,630	$40,447	$(19,336)	$121	$21,232

There were no impairments to intangible assets during the periods ended April 29, 2023 and April 30, 2022.
With respect to the acquired intangibles included in the table above, amortization expense of $
0.6

million and $0.4 million has been included in the condensed consolidated statements of income for the three months ended April 29, 2023 and April 30, 2022, respectively.

Estimated amortization expense for the next five fiscal years is as follows:

(In thousands)	Remaining 2024	2025	2026	2027	2028
Estimated amortization expense	$1,786	$1,723	$1,723	$1,723	$1,281
Note 7 – Inventories
Inventories are stated at the lower of cost (standard and average methods) or net realizable value and include material, labor and manufacturing overhead. The components of inventories are as follows:

(In thousands)	April 29, 2023	January 31, 2023
Materials and Supplies	$40,624	$38,387
Work-In-Process	1,485	1,146
Finished Goods	22,221	23,221

	64,330	62,754
Inventory Reserve	(11,204)	(11,430)

	$53,126	$51,324

Note 8 – Property, Plant and Equipment
Property, plant and equipment consist of the following:

	April 29, 2023	January 31, 2023
(In thousands)
Land and Land Improvements	$2,304	$2,304
Buildings and Leasehold Improvements	14,162	14,158
Machinery and Equipment	25,012	24,960
Computer Equipment and Software	13,996	13,972

Gross Property, Plant and Equipment	55,474	55,394
Accumulated Depreciation	(41,556)	(41,106)

Net Property Plant and Equipment	$13,918	$14,288

Depreciation expense on property, plant and equipment was $0.4 million for the each of the quarters ended April 29, 2023 and April 30, 2022.
Note 9 – Credit Agreement and Long-Term Debt
In connection with the purchase of Astro Machine, on August 4, 2022, we entered into a Second Amendment to the Amended and Restated Credit Agreement (the “Second Amendment”) with Bank of America, N.A., as lender (the “Lender”). The Second Amendment amended the Amended and Restated Credit Agreement dated as of July 30, 2020, as amended by the First Amendment to Amended and Restated Credit Agreement, dated as of March 24, 2021, and the LIBOR Transition Amendment, dated as of December 24, 2021 (the “Existing Credit Agreement,” and the Existing Credit Agreement as amended by the Second Amendment, the “Amended Credit Agreement”), between us and the Lender.
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

The Amended Credit Agreement requires that the term loan be paid in quarterly installments on the last day of each of our fiscal quarters over the term of the Amended Credit Agreement on the following repayment schedule: the principal amount of each quarterly installment required to be paid on the last day of each of our fiscal quarters ending on or about October 31, 2022 through July 31, 2023 is $
375,000; and the principal amount of each quarterly installment required to be paid on the last day of each of our fiscal quarters ending on or about October 31, 2023 through April 30, 2027 is $675,000. The entire remaining principal balance of the term loan is required to be paid on August 4, 2027. We may voluntarily prepay the term loan, in whole or in part, from time to time without premium or penalty (other than customary breakage costs, if applicable). We may repay borrowings under the revolving credit facility at any time without premium or penalty (other than customary breakage costs, if applicable), but in any event no later than August 4, 2027, and any outstanding revolving loans thereunder will be due and payable in full, and the revolving credit facility will terminate, on such date. We may reduce or terminate the revolving line of credit at any time, subject to certain thresholds and conditions, without premium or penalty.
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
We must comply with various customary financial and
non-financial
covenants under the Amended Credit Agreement. The financial covenants under the Amended Credit Agreement consist of a maximum consolidated leverage ratio, a minimum consolidated fixed charge coverage ratio and a minimum consolidated asset coverage ratio. The primary non-financial
covenants limit our and our subsidiaries’ ability to incur future indebtedness, to place liens on assets, to pay dividends or distributions on our or our subsidiaries’ capital stock, to repurchase or acquire our or our subsidiaries’ capital stock, to conduct mergers or acquisitions, to sell assets, to alter our or our subsidiaries’ capital structure, to make investments and loans, to change the nature of our or our subsidiaries’ business, and to prepay subordinated indebtedness, in each case subject to certain exceptions and thresholds as set forth in the Amended Credit Agreement, certain of which provisions were modified by the Second Amendment. As of April 29, 2023, we believe we are in compliance with all of the covenants in the Credit Agreement.
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
Summary of Outstanding Debt
At April 29, 2023, we ha
d
an outstanding balance of $15.9 million on our revolving line of credit. The balance outstanding under the revolving line of credit bore interest at a weighted average annual rate of 6.93% and 4.26% and we incurred $292,000 and $23,000 for interest on this obligation during the quarters ended April 29, 2023 and April 30, 2022, respectively. Additionally, during the quarters ended April 29, 2023 and April 30, 2022, we incurred $8,000 and $10,000, respectively, of commitment fees on the undrawn portion of our revolving credit facility. Both the interest expense and commitment fees are included as interest expense in the accompanying condensed consolidated income statement for the quarters ended April 29, 2023 and April 30, 2022. At April 29, 2023, there wa
s $9.1 million remaining available for borrowing under the revolving line of credit.

Long-term debt in the accompanying condensed consolidated balance sheets is as follows:

(In thousands)	April 29, 2023	January 31, 2023
USD Term Loan (7.24% as of April 29, 2023 and 6.78% as of January 31, 2023); maturity date of August 4, 2027	$13,875	$14,250

	13,875	14,250
Debt Issuance Costs, net of accumulated amortization	(97)	(110)
Current Portion of Term Loan	(2,100)	(2,100)

Long-Term Debt	$11,678	$12,040

During the three months ended April 29, 2023 and April 30, 2022, we recognized $248,000 and $53,000 of interest expense, respectively, which was included in other expense in the accompanying condensed consolidated income statement.
The schedule of required principal payments remaining during the next five years on long-term debt outstanding as of April 29, 2023 is as follows:

(In thousands)
Fiscal 2024, remainder	$1,725
Fiscal 2025	2,700
Fiscal 2026	2,700
Fiscal 2027	2,700
Fiscal 2028	4,050

$13,875

Note 10 –
Royalty Obligation
In fiscal 2018, we entered into an Asset Purchase and License Agreement with Honeywell International, Inc. (“Honeywell”) to acquire an exclusive, perpetual, world-wide license to manufacture Honeywell’s narrow-format flight deck printers for two aircraft families along with certain inventory used in the manufacturing of the licensed printers. The purchase price included a guaranteed minimum royalty payment of $15.0 million, to be paid over ten years
, based on gross revenues from the sales of the printers, paper and repair services of the licensed products. The royalty rates vary based on the year in which they are paid or earned, and product sold or service provided, and range from single-digit to mid double-digit percentages of gross revenue.
The guaranteed minimum royalty payment obligation was recorded at the present value of the minimum annual royalty payments. As of April 29, 2023, we had paid an aggregate of $10.0 million of the guaranteed minimum royalty obligation. At April 29, 2023, the current portion of the outstanding guaranteed minimum royalty obligation of $1.5 million is to be paid over the next twelve months and is reported as a current liability and the remainder of $2.7 million is reported as a long-term liability on our condensed consolidated balance sheet. We incurred $0.4 million in excess royalty expense for the three-month period ended April 29, 2023, which is included in cost of revenue in our consolidated statements of income. A total of $0.4 million in excess royalties was paid in the first quarter of the current fiscal year
,
and there are $0.4 million in excess royalty payables due as a result of this agreement for the quarter ended April 29, 2023.
In fiscal 2023, AstroNova, Inc. entered into a second Asset Purchase and License Agreement with Honeywell International, Inc. as further discussed in Note 3 “Acquisitions”.
Note 11 – Leases
We enter into lease contracts for certain of our facilities at various locations worldwide. Our leases have remaining lease terms of one to six years.
Balance sheet and other information related to our leases is as follows:

Operating Leases (In thousands)	Balance Sheet Classification	April 29, 2023	January 31, 2023
Lease Assets	Right of Use Assets	$858	$794
Lease Liabilities – Current	Other Liabilities and Accrued Expenses	312	$275
Lease Liabilities – Long Term	Lease Liabilities	581	$555

Lease cost information is as follows:

		Three Months Ended
Operating Leases (In thousands)	Statement of Income Classification	April 29, 2023	April 30, 2022
Operating Lease Costs	General and Administrative Expense	$133	$113
Maturities of operating lease liabilities are as follows:

(In thousands)	April 29, 2023
2024, remaining	$263
2025	258
2026	199
2027	151
2028	93
Thereafter	—

Total Lease Payments	964
Less: Imputed Interest	(71)

Total Lease Liabilities	$893

As of April 29, 2023, the weighted-average remaining lease term and weighted-average discount rate for our operating leases are 3.5 years and 4.37%, respectively. We calculated the weighted-average discount rate using incremental borrowing rates, which equal the rates of interest that we would pay to borrow funds on a fully collateralized basis over a similar term.
Supplemental cash flow information related to leases is as follows:

	Three Months Ended
(In thousands)	April 29, 2023	April 30, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$93	$83
Note 1
2
– Accumulated Other Comprehensive Loss
The changes in the balance of accumulated other comprehensive loss (“AOCL”) by component are as follows:

(In thousands)	Foreign Currency Translation Adjustments	Total
Balance at January 31, 2023	$(2,238)	$(2,238)
Other Comprehensive Income before reclassification	210	210

Balance at April 29, 2023	$(2,028)	$(2,028)

The amounts presented above in other comprehensive loss are net of taxes except for translation adjustments associated with our German and Danish subsidiaries.
Note 1
3
– Share-Based Compensation
We have one equity incentive plan from which we are authorized to grant equity awards, the AstroNova, Inc. 2018 Equity Incentive Plan (the “2018 Plan”). The 2018 Plan provides for, among other things, the issuance of awards, including incentive stock options, non-qualified
stock options, stock appreciation rights, time-based restricted stock units (“RSUs”), or performance-based restricted stock units (“PSUs”) and restricted stock awards (“RSAs”). The 2018 Plan authorizes the issuance of up to 950,000 shares of common stock, plus an additional number of shares equal to the number of shares subject to awards granted under previous equity incentive plans that are forfeited, cancelled, satisfied without the issuance of stock, otherwise terminated (other than by exercise), or, for shares of stock issued pursuant to any unvested award, that are reacquired by us at not more than the grantee’s purchase price (other than by exercise). Under the 2018 Plan, all awards to employees generally have a minimum vesting period of one year. Options granted under the 2018 Plan must be issued at an exercise price of not less than the fair market value of our common stock on the date of grant and expire after ten years. Under the 2018 Plan, there were
124,439 unvested RSUs; 188,633 unvested PSUs; 21,172 unvested RSAs and options to purchase an aggregate of 135,500 shares outstanding as of April 29,
2023.

In addition to the 2018 Plan, we previously granted equity awards under our 2015 Equity Incentive Plan (the “2015 Plan”) and our 2007 Equity Incentive Plan (the “2007 Plan”). No new awards may be issued under either the 2007 Plan or 2015 Plan, but outstanding awards will continue to be governed by those plans. As of April 29, 2023, options to purchase an aggregate of
270,649 shares were outstanding under the 2007 Plan and options to purchase an aggregate of 134,950 shares were outstanding under the 2015 Plan.
We also have a
Non-Employee
Director Annual Compensation Program (the “Program”), under which each of our non-employee
directors automatically receives a grant of restricted stock on the date of their re-election
to our board of directors. The number of whole shares granted is equal to the number calculated by dividing the stock component of the director compensation amount determined by the compensation committee for that year by the fair market value of our stock on that day. The value of the restricted stock award for fiscal 2024 is approximately $65,000. Shares of restricted stock granted under the Program become vested on the first anniversary of the date of grant, conditioned upon the recipient’s continued service on our board of directors through that date.
Share-based compensation expense was recognized as follows:

	Three Months Ended
(In thousands)	April 29, 2023	April 30, 2022
Stock Options	$—	$6
Restricted Stock Awards and Restricted Stock Units	352	328
Employee Stock Purchase Plan	4	3

Total	$356	$337

Stock Options
Aggregated information regarding stock option activity for the three months ended April 29, 2023 is summarized below:

	Number of Options	Weighted Average Exercise Price
Outstanding at January 31, 2023	547,199	$15.16
Granted	—	—
Exercised	(1,700)	10.50
Forfeited	(175)	18.35
Canceled	(4,225)	10.50

Outstanding at April 29, 2023	541,099	$15.21

Set forth below is a summary of options outstanding at April 29, 2023:

Outstanding				Exercisable
Range of Exercise prices	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Number of Shares	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Life
$5.00-10.00	—	$—	—	—	$—	—
$10.01-15.00	326,924	$13.74	2.7	326,924	$13.74	2.7
$15.01-20.00	214,175	$17.45	4.6	214,175	$17.45	4.6

	541,099	$15.21	3.5	541,099	$15.21	3.5

There were no
stock options granted in fiscal 2023 and fiscal 2022, or in the first quarter of fiscal 2024, and as of April 29, 2023, there was no unrecognized compensation expense related to stock options.
Restricted Stock Units (RSUs), Performance-Based Stock Units (PSUs) and Restricted Stock Awards (RSAs)
Aggregated information regarding RSU and RSA activity for the three months ended April 29, 2023 is summarized below:

	RSUs, PSUs & RSAs	Weighted Average Grant Date Fair Value
Outstanding at January 31, 2023	274,927	$12.82
Granted	142,811	12.48
Vested	(78,817)	11.85
Forfeited	(4,677)	12.49

Outstanding at April 29, 2023	334,244	$12.90

As of April 29, 2023, there was approximately $2.5 million of unrecognized compensation expense related to RSUs, PSUs and RSAs, which is expected to be recognized over a weighted average period of 1.2 years.

Employee Stock Purchase Plan
On June 7, 2022, we adopted the AstroNova Inc. 2022 Employee Stock Purchase Plan (“2022 ESPP”) to replace our previous Employee Stock Purchase Plan (the “Prior ESPP”). The 2022 ESPP allows eligible employees to purchase shares of common stock at a 15% discount from fair value on the first or last day of an offering period, whichever is less. A total of 40,000 shares were reserved for issuance under the 2022 ESPP and
5,045 shares were purchased under the 2022 ES
P
P during the year ended January 31, 2023. During the three months ended April 29, 2023, there were 2,394 shares purchased under the 2022 ESPP. During the three months ended April 30, 2022, there were 1,550 shares purchased under the Prior ESPP, and no additional purchases may be made under the Prior ESPP. As of April 29, 2023, 32,560 shares remain available for purchase under the 2022 ESPP.
Note 1
4
– Income Taxes
Our effective tax rates are as follows:

First Quarter Ended
Fiscal 2024	17.4%
Fiscal 2023	12.4%
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
During the three months ended April 29, 2023, we recognized an income tax expense of approximately $179,000. The effective tax rate in this period was directly impacted by a $77,000 tax benefit related to the expiration of the statute of limitations on a previously uncertain tax position and a $29,000 tax benefit arising from windfall tax benefits related to our stock. During the three months ended April 30, 2022, we recognized an income tax expense of approximately $
60,000. The effective tax rate in this period was directly impacted by a $38,000 tax benefit related to the expiration of the statute of limitations on a previously uncertain tax position and a $30,000 tax benefit arising from windfall tax benefits related to our stock.
Note 1
5
– Segment Information
We report two segments: PI and T&M. We evaluate segment performance based on the segment profit before corporate expenses.

Summarized below are the Revenue and Segment Operating Profit for each reporting segment:

	Three Months Ended
	Revenue		Segment Operating Profit
(In thousands)	April 29, 2023	April 30, 2022	April 29, 2023	April 30, 2022
PI	$25,095	$21,724	$2,515	$1,413
T&M	10,324	9,286	2,072	1,911

Total	$35,419	$31,010	4,587	3,324

Corporate Expenses			3,126	2,560

Operating Income			1,461	764
Other Expense, Net			434	279

Income Before Income Taxes			1,027	485
Income Tax Provision			179	60

Net Income			$848	$425

Note 1
6
– Fair Value
Assets and Liabilities Not Recorded at Fair Value
Our long-term debt, including the current portion of long-term debt not reflected in the financial statements at fair value, is reflected in the table below:

	April 29, 2023
	Fair Value Measurement
(In thousands)	Level 1	Level 2	Level 3	Total	Carrying Value
Long-Term debt and related current maturities	$—	$—	$13,937	$13,937	$13,875

	January 31, 2023
	Fair Value Measurement
(In thousands)	Level 1	Level 2	Level 3	Total	Carrying Value
Long-Term debt and related current maturities	$—	$—	$14,310	$14,310	$14,250
The fair value of our long-term debt, including the current portion, is estimated by discounting the future cash flows using current interest rates at which similar loans with the same maturities would be made to borrowers with similar credit ratings and is classified as Level 3.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Business Overview

This section should be read in conjunction with our condensed consolidated financial statements included elsewhere herein and our Annual Report on Form 10-K for the fiscal year ended January 31, 2023.

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

On August 4, 2022, we completed the acquisition of Astro Machine, an Illinois-based manufacturer of printing equipment, including label printers, tabbers, conveyors, and envelope feeders, for aggregate consideration of $17.1 million. Astro Machine is reported as part of our PI segment beginning with the third quarter of fiscal 2023. Refer to Note 3, “Acquisitions,” in our condensed consolidated financial statements included elsewhere in this report for further details.

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

COVID-19 Update

All of our global operations were materially adversely affected by the worldwide COVID-19 pandemic and the related supply-chain disruptions. In the aftermath of the immediate severe impacts of COVID-19, the resulting changes in our customers’ purchasing behavior, the post-pandemic impact of inflation from macroeconomic factors, and the continued and lingering structural impacts on our global supply chain, particularly with respect to the availability and costs of electronic components, have made planning for customer demand and manufacturing production more difficult and have had an adverse impact on our operations and financial performance. Also, the post-pandemic impact has led to a rise in the cost of a number of classes of acquired goods for both the T&M and PI segments. We will continue to evaluate the impact of COVID-19 and its aftermath effects on our business, results of operations and cash flows throughout fiscal 2024, including the potential impacts on various estimates and assumptions inherent in the preparation of the consolidated financial statements.

Since the COVID-19 pandemic began we have experienced difficulties in obtaining raw materials and components for our products. Some of the structural dislocations in the global economy that were triggered by the pandemic are prolonging these difficulties. Particularly with respect to certain electronic components for legacy products in our T&M segment, availability has been curtailed and may not recover, and as a result, we have had to accelerate product redesign and quickly transition customers to products with more viable long-term product configurations. We expect to incur substantial costs in doing so but are unable to accurately estimate the financial impact due to the rapidly changing environment. We have also had to incur costs, related to higher shipping fees (i.e., air rather than ocean freight) and though these have abated to a degree, they have not returned to pre-pandemic levels. These factors negatively impacted our efficiency and delayed shipments for each of the fiscal quarters in fiscal 2023, and while those issues have somewhat abated in the first quarter of fiscal 2024, it is unclear whether this favorable trend will continue. We are addressing these issues through long-range planning and procuring higher inventory levels for the affected items to help mitigate potential shortages whenever practicable. For our T&M segment, we are also monitoring and reacting to extended lead times on electronic components, and utilizing a variety of strategies, including blanket orders, vendor-bonded inventories, extended commitments to our supply base, and seeking alternative suppliers. Additionally, we have taken actions to increase regular contact with our essential vendors and increased our forecasting horizon for our products to help us better manage our supply chain. In some cases, we are working with our vendors to help them procure components. Similarly, in our PI segment, we are increasing our inventory levels to ensure the adequacy of the supplies we sell to customers who use our printers. Our strategies to counteract these supply chain dislocations have significantly increased the amount of inventory we maintain to support our product sales. We have also experienced several situations where component shortages and scarcity have required us to pay significantly higher costs to obtain those components, particularly electronic components and circuit board assemblies in the T&M segment and inks and printer machine parts in the PI segment. We will continue to monitor our supply chain going forward and update our mitigation strategies as we determine appropriate. We are not able to predict how current supply chain difficulties will develop in the future, and if the steps we are taking are not effective, it could have a material adverse impact on our business and results of operations.

Product Identification Update

The COVID-19 pandemic impacted our PI business by limiting our ability to meet with customers to demonstrate our products at trade shows and on-site in their facilities was curtailed. We partially countered this through a variety of virtual, on-line selling and digital marketing strategies, a number of which we continue to emphasize today. The degree to which post-pandemic selling practices will revert to traditional practices is unknow, and the ultimate mix of customer engagement methods of face-to-face selling versus digital selling methods are just starting to recover. For example, throughout fiscal 2023 we attended numerous trade shows, but demand generation through those selling methods has not fully recovered and digital marketing has, we believe, become a more permanent element of our go-to-market strategy. This has required us to shift resources to those technologies. Further, the reliability of timely delivery of acceptable quality printer components from one of our suppliers has deteriorated post-pandemic, which has caused us to incur additional direct procurement costs to carry higher inventories to assure adequate supplies to satisfy customers. We have also incurred additional warranty and technical service costs to offset the impacts of these quality issues and invested considerable time and resources with that supplier to improve their performance.

Test & Measurement Update

The aerospace industry, which we serve through our aerospace product line, was significantly disrupted by the COVID-19 pandemic, because of the severe decline in the demand for air travel, demand for aircraft, and a general curtailment of aircraft production rates. This had a material adverse impact on our financial results. Although air travel demand and aircraft production demand have improved and the direct and secondary impacts of the demand decline have somewhat abated, they have not recovered completely. As a result, demand for our products has not fully recovered to pre-pandemic levels. We believe that it will be at least another two or more years before we reach full revenue recovery due to the lingering impacts of the pandemic era on the economic structure of the airline industry. General economic conditions could also still become a negative factor impacting demand for new aircraft, which could potentially stall or reverse current favorable trends. If this were to happen individually or in combination, these factors would be difficult to respond to, which could have a material adverse impact on our business operations and financial results.

Results of Operations

Three Months Ended April 29, 2023 vs. Three Months Ended April 30, 2022

Revenue by segment and current quarter percentage change over the prior year for the three months ended April 29, 2023 and April 30, 2022 were:

(Dollars in thousands)	April 29, 2023	As a % of Revenue	April 30, 2022	As a % of Revenue	% Change Compared to Prior Year
PI	$25,095	70.9%	$21,724	70.1%	15.5%
T&M	10,324	29.1%	9,286	29.9%	11.2%

Total	$35,419	100.0%	$31,010	100.0%	14.2%

Revenue for the first quarter of the current year was $35.4 million, representing a 14.2% increase compared to the previous year first quarter revenue of $31.0 million. Revenue through domestic channels for the first quarter of the current year was $22.8 million, an increase of 16.2% from the prior year’s first quarter domestic revenue of $19.7 million. International revenue for the first quarter of the current year was $12.6 million, representing 35.5% of our first quarter revenue and reflecting a 10.8% increase from the previous year first quarter. Current year first quarter international revenue includes an unfavorable foreign exchange rate impact of $0.3 million.

Hardware revenue in the first quarter of current year was $11.7 million, a 25.4% increase compared to the prior year’s first quarter hardware revenue of $9.3 million. The current quarter increase is attributable to increased hardware sales in both the T&M and PI segments. Current quarter hardware sales in the PI segment were $5.1 million, an increase of 76.4% or $2.2 million compared to the previous year first quarter revenue of $2.9 million. This increase was the result of the $2.5 million of hardware sales from the newly acquired Astro Machine, slightly offset by a decline in sales of our QuickLabel and TrojanLabel printers. T&M hardware sales for the current quarter were $6.5 million, a 2.2% increase from the previous year’s first quarter revenue of $6.4 million, as the $1.1 million or 22.7% increase in sales in our aerospace printer product line was largely offset by the decline in sales of our data recorder product line.

Supplies revenue in the first quarter of current year was $19.1 million, a 6.3% increase compared to the prior year’s first quarter supplies revenue of $17.9 million. Supplies revenue increased in both the PI and T&M segment in the current quarter, with the increase primarily due to the contribution of $1.3 million of supply sales from the newly acquired Astro Machine in the PI segment. Also contributing to the increase in the current quarter’s supply revenue was the increase in paper supply revenue for the aerospace printers in the T&M segment and increased supply sales in our TrojanLabel product line in the PI segment. The overall increase in supplies revenue for the current quarter was moderately offset by a decline in ink jet supplies sales in the PI segment.

Service and other revenues of $4.7 million in the current quarter increased 24.4% compared to first quarter revenue of $3.8 million in the prior year. The increase is due primarily to $0.4 million of Astro Machine parts revenues included since the acquisition in the PI segment and increased repair and parts revenue for aerospace printer products in the T&M segment due to the impact of increased flight hour usage and pricing increases. The current quarter increase was slightly offset by modest declines in aftermarket parts sales for Quick Label products in the PI segment.

The current year first quarter gross profit was $12.4 million, a 15.4% increase compared to the prior year’s first quarter gross profit of $10.7 million. Current quarter gross profit margin of 35.0% reflects a 0.4 percentage point increase from the prior year’s first quarter gross profit margin of 34.6%. The higher gross profit margin for the current quarter compared to the prior year’s first quarter is primarily attributable to a higher mix of profitable revenue in the T&M segment.

Operating expenses for the current quarter were $10.9 million, a 9.6% increase compared to the prior year’s first quarter operating expenses. Current quarter selling and marketing expenses were $6.0 million, a 2.2% increase compared to the first quarter of the prior year. The increase for the current quarter was primarily due to the increase in amortization expense related to the customer relationship and trademark intangibles acquired as part of the Astro Machine acquisition, as well an increase in employee benefits and bonuses. The increase in current quarter selling and marketing expenses was partially offset by decreases in commissions and maintenance contract fees. Current quarter general and administrative expenses were $3.1 million, a 22.1% increase compared to the first quarter of the prior year, primarily due to an increase in audit and accounting fees, employee wages and benefits, and outside services expenses. Research and development (“R&D”) expenses were $1.8 million in the current quarter, a 17.5% increase compared to $1.5 million in the first quarter of the prior year, primarily due to increases in supplies and repairs expenses and employee wage expenses. R&D spending as a percentage of revenue for the current quarter was 5.0% as compared to 4.9% for the same period in the prior year.

Other expense in the first quarter of the current year was $0.4 million compared to $0.3 million for the same period in the prior year. Current quarter other expense includes interest expense on term debt and our revolving line of credit of $0.6 million, offset by $0.2 million of net foreign exchange gain. Other expense for the first quarter of the prior year consisted of interest expense on our debt of $0.2 million and $0.1 million of net foreign exchange loss.

We recognized a federal, state and foreign income tax provision for the first quarter of the current year of $179,000, resulting in an effective tax rate of 17.4%. This rate was impacted by a $77,000 tax benefit related to the expiration of the statute of limitations on a previously uncertain tax position and a $29,000 tax benefit arising from windfall tax benefits related to our stock. During the three months ended April 30, 2022, we recognized an income tax expense of approximately $60,000. The effective tax rate in this period was directly impacted by a $38,000 tax benefit related to the expiration of the statute of limitations on a previously uncertain tax position and a $30,000 tax benefit arising from windfall tax benefits related to our stock.

We reported net income of $0.8 million or $0.11 per diluted share for the first quarter of the current year. On a comparable basis, net income for the prior year’s first quarter was $0.4 million or $0.06 per diluted share. Return on revenue was 2.4% for the first quarter of fiscal 2024 compared to 1.4% for the first quarter of fiscal 2023.

Segment Analysis

We report two segments: PI and T&M and evaluate segment performance based on the segment profit before corporate and financial administration expenses. Summarized below are the Revenue and Segment Operating Profit for each reporting segment:

	Three Months Ended
	Revenue		Segment Operating Profit
(In thousands)	April 29, 2023	April 30, 2022	April 29, 2023	April 30, 2022
PI	$25,095	$21,724	$2,515	$1,413
T&M	10,324	9,286	2,072	1,911

Total	$35,419	$31,010	4,587	3,324

Corporate Expenses			3,126	2,560

Operating Income			1,461	764
Other Expense, Net			434	279

Income Before Income Taxes			1,027	485
Income Tax Provision			179	60

Net Income			$848	$425

Product Identification-PI

Revenue from the PI segment increased $3.4 million or 15.5% in the first quarter of the current year, with revenue of $25.1 million compared to $21.7 million in the same period of the prior year. The current quarter increase is attributable to the contribution of the newly acquired Astro Machine, which provided revenue of $4.2 million for the first quarter of the current year. An increase in Trojan Label related product supply revenue due to the larger installed base of these printers also factored into the increase in the first quarter of fiscal 2024 revenue. The current quarter increase in PI revenue was offset by declines in the revenue from QuickLabel inkjet supply products and hardware sales, particularly in North America resulting from the continued adverse market reaction to quality problems caused by quality and reliability issues we faced from one supplier. Product Identification’s current quarter segment operating profit was $2.5 million, reflecting a profit margin of 10.0%. This compares to the prior year’s first quarter segment profit of $1.4 million and related profit margin of 6.5%. The increase in Product Identification current year first quarter segment operating profit and margin is primarily due to the inclusion of Astro Machine and a favorable product mix.

Test & Measurement—T&M

Revenue from the T&M segment was $10.3 million for the first quarter of the current fiscal year, representing an 11.2% increase compared to revenue of $9.3 million for the same period in the prior year. The increase in revenue for the current quarter is primarily attributable to strong hardware sales in our aerospace product lines as a result of increased aerospace printer product unit volume. Demand for printers, especially for narrow-body aircraft, has increased due to the post-pandemic recovery in air travel demand and new orders of airplanes and the corresponding increase in production rates. The sales of printers for wide-body aircraft have increased but at much slower rates compared with narrow-body demand. Also contributing to the current quarter increase were sales of ToughSwitch ethernet products and $0.4 million in revenue recognized in the first quarter as the result of successful claims for component cost increases for printer shipments to one customer throughout most of fiscal 2023 as described in Note 4, “Revenue Recognition,” in our consolidated financial statements included elsewhere in this report. Current quarter revenue increase was partially offset by a decline in hardware sales in the data recorder product line. T&M’s first quarter segment operating profit was $2.1 million, reflecting a profit margin of 20.1%, compared to the prior year first quarter segment operating profit of $1.9 million and related operating margin of 20.6%. The decrease in T&M’s current year first quarter segment operating profit margin is due to lower revenue of high margin product lines.

Liquidity and Capital Resources

Overview

Historically, our primary sources of liquidity have been cash generated from operating activities and borrowings under our revolving credit facility. These sources have also usually funded the majority of our capital expenditures and contractual contingent consideration obligations. We have funded acquisitions by borrowing under bank term loan facilities.

We believe cash flow generation from operations and available unused credit capacity under our credit facility will support our anticipated needs. In fiscal 2024 (after required debt amortization and payment of minimum guaranteed royalty payments to Honeywell), we plan to focus on inventory reduction and reduction of debt outstanding under our revolving credit facility, to the degree practicable and as constrained by supply chain management challenges. We also anticipate that we will have the capacity to spend $1.5 million to $2.0 million for capital investments to upgrade production machinery to support planned revenue growth and cost reduction objectives. Finally, if further acquisition opportunities develop that would require additional cash above our current available capacity, based on regular communication with our lender, we believe that our current operating performance and the reduction in leverage ratios as measured by the covenants within our credit facilities since the acquisition of Astro Machine would permit us to obtain sufficient additional debt financing, barring any unforeseen changes in the credit and capital markets.

In connection with our purchase of Astro Machine on August 4, 2022, we entered into a Second Amendment to Amended and Restated Credit Agreement (the “Second Amendment”) with Bank of America, N.A., as lender (the “Lender”). The Second Amendment amended the Amended and Restated Credit Agreement dated as of July 30, 2020, as amended by the First Amendment to Amended and Restated Credit Agreement, dated as of March 24, 2021, and the LIBOR Transition Amendment, dated as of December 24, 2021 (the “Existing Credit Agreement,” and the Existing Credit Agreement as amended by the Second Amendment, the “Amended Credit Agreement”), between us and the Lender.

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

At April 29, 2023 our cash and cash equivalents were $5.4 million. We have borrowed $15.9 million on our revolving line of credit and have $9.1 million available for borrowing under that facility as of April 29, 2023.

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

We must comply with various customary financial and non-financial covenants under the Amended Credit Agreement. The financial covenants under the Amended Credit Agreement consist of a maximum consolidated leverage ratio, a minimum consolidated fixed charge coverage ratio and a minimum consolidated asset coverage ratio. The primary non-financial covenants limit our and our subsidiaries’ ability to incur future indebtedness, to place liens on assets, to pay dividends or distributions on our or our subsidiaries’ capital stock, to repurchase or acquire our or our subsidiaries’ capital stock, to conduct mergers or acquisitions, to sell assets, to alter our or our subsidiaries’ capital structure, to make investments and loans, to change the nature of our or our subsidiaries’ business, and to prepay subordinated indebtedness, in each case subject to certain exceptions and thresholds as set forth in the Amended Credit Agreement, certain of which provisions were modified by the Second Amendment. As of April 29, 2023, we believe we are in compliance with all of the covenants in the Credit Agreement.

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

Cash Flow

Our statements of cash flows for the three months ended April 29, 2023 and April 30, 2022 are included in Item 1 of this Quarterly Report on Form 10-Q. Net cash provided by operating activities was $2.6 million for the first three months of fiscal 2024 compared to cash used of $1.6 million for the same period of the previous year. The increase in net cash provided by operations for the first three months of the current year is primarily due to the increase in cash provided by working capital. The combination of changes in accounts receivable, inventory, income taxes payable, accounts payable and accrued expenses increased cash by $0.6 million for the first three months of fiscal 2024, compared to a decrease of $6.9 million for the same period in fiscal 2023. The cash used for operating activities for the first quarter of fiscal 2023 was partially offset by $3.1 million of cash received for the employee retention credit.

Our accounts receivable balance decreased to $19.3 million at the end of the first quarter of fiscal 2024 compared to $21.6 million at year end. Days sales outstanding for the first quarter of the current year remained at 49 days, consistent with prior year end. Our inventory balance was $53.1 million at the end of the first quarter of fiscal 2024, an increase compared to $51.3 million at year end. Inventory days on hand increased to 208 days at the end of the current quarter from 176 days at the prior year end. The increase in our inventory balance is primarily due to difficulties in the supply chain environment, including increased pricing and long lead times to obtain components and supplies, which has required us to increase our component and supply buffer stock to support the demands of our customers in our PI segment. We have also experienced increased inventory levels related to our T&M products to maintain our targeted inventory levels as a result of increased sales in that segment and parts shortage issues.

Our cash position at April 29, 2023, was $5.4 million compared to $3.9 million at year end. The increase in cash during the current quarter was primarily a result of cash provided from the working capital accounts, as discussed above. Cash outflows during the quarter included principal payments on our long-term debt and the guaranteed royalty obligation of $0.4 million and $0.5 million, respectively.

Contractual Obligations, Commitments and Contingencies

There have been no material changes to our contractual obligations as disclosed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2023, other than those occurring in the ordinary course of business.

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

While we believe that the factors considered provide a meaningful basis for the accounting policies applied in the preparation of the condensed consolidated financial statements, we cannot guarantee that our estimates and assumptions will be accurate. As the determination of these estimates requires the exercise of judgment, actual results may differ from those estimates, and such differences may be material to our condensed consolidated financial statements. There have been no material changes to the application of critical accounting policies as disclosed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2023.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q may contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are not statements of historical fact, but rather reflect our current expectations concerning future events and results. We generally use the words “believes,” “expects,” “intends,” “plans,” “anticipates,” “likely,” “continues,” “may,” “will,” and similar expressions to identify forward-looking statements. Such forward-looking statements, including those concerning our expectations, involve risks, uncertainties and other factors, some of which are beyond our control, which may cause our actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements. Factors which could cause actual results to differ materially from those anticipated include, but are not limited to (a) general economic, financial, industry and business conditions; (b) the continuing impact of the COVID-19 pandemic on us, our customers, our suppliers and the global economy; (c) declining demand in the test and measurement markets, especially defense and aerospace; (d) our ability to develop and introduce new products and achieve market acceptance of these products; (e) our dependance on contract manufacturers and/or single or limited source suppliers; (f) competition in the specialty printer or data acquisition industries; (g) our ability to obtain adequate pricing for our products and control our cost structure; (h) our ability to adequately enforce and protect our intellectual property, defend against assertions of infringement or loss of certain licenses; (i) the risk of incurring liabilities as a result of installed product failures due to design or manufacturing defects (j) the risk of a material security breach of our information technology system or cybersecurity attack impacting our business and our relationship with customers; (k) our ability to attract, develop and retain key employees and manage human capital resources; (l) economic, political and other risks associated with international sales and operations and the impact of changes in foreign currency exchange rates on the results of operations; (m) changes in tax rates or exposure to additional income tax liabilities; (n) our ability to comply with our current credit agreement or secure alternative financing and to otherwise manage our indebtedness; (o) our ability to successfully integrate and realize the expected benefits from Astro Machine and other acquisitions and realize benefits from divestitures; (p) our ability to maintain adequate self-insurance accruals or insurance coverage for employee health care benefits; (q) our compliance with customer or regulators certifications and our compliance with certain governmental laws and regulations; (r) our ability to achieve and maintain effective internal controls and procedures over financial reporting and (s) all other risks included under “Item 1A-Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended January 31, 2023. We assume no obligation to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by law.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

During the three months ended April 29, 2023, there were no material changes to our market risk disclosures as set forth in Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended January 31, 2023.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our senior leadership team, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of April 29, 2023 as a result of the material weakness in our internal control over financial reporting described below.

Material Weakness in Internal Control Over Financial Reporting

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As reported in Item 9A of our Annual Report on Form 10-K/A for the year ended January 31, 2023, our management concluded that our internal control over financial reporting was ineffective because of the following material weakness:

We did not maintain effective controls to properly identify and assess significant non-routine transactions.

Plan for Remediation of Material Weakness

Our management has discussed the identified material weakness with the Audit Committee of our Board of Directors. During the quarter ended April 29, 2023, we have begun to implement measures designed to improve internal control over financial reporting and to remediate our material weakness. Among other things, we have supplemented our controls regarding the review of contracts, hired additional qualified accounting and financial reporting personnel with appropriate expertise to perform specific functions and responsibilities. Additionally, we have engaged a national accounting firm to provide additional depth and expertise to assist with the identification, recording, and reporting of complex US GAAP technical accounting matters.

Management believes that when completed, the measures described above will be sufficient to remediate the identified material weakness and strengthen our overall internal control over financial reporting. As our management continues to evaluate and work to enhance our internal control over financial reporting, we may take additional measures to address control deficiencies or we may modify some of the remediation measures described above. The identified material weakness will not be considered remediated until the applicable remediated controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

Changes in Internal Control over Financial Reporting

Except for the measures taken to remediate our identified material weakness noted above, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the fiscal quarter ended April 29, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

There are no pending or threatened legal proceedings against us that we believe to be material to our financial position or results of operations.

Item 1A.	Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, one should carefully consider the factors discussed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended January 31, 2023, which could materially affect our business, financial condition or future operating results. The risks described in our Annual Report on Form 10-K are not the only risks that could affect our business, as additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results as well as adversely affect the value of our common stock.

There have been no material updates to the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2023.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the first quarter of fiscal 2024, we made the following repurchases of our common stock:

	Total Number of Shares Repurchased		Weighted Average Price paid Per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Be Purchased Under the Plans or Programs
February 1—February 28	—		$—		—	—
March 1—March 31	8,955	(a)	$11.94	(a)	—	—
April 1—April 30	17,232	(b)	$14.11	(b)	—	—

(a)

Executives of the Company delivered 8,955 shares of the our common stock toward the satisfaction of taxes due with respect to vesting of restricted shares. The shares delivered were valued at an average market value of $11.94 per share and are included with treasury stock in the consolidated balance sheet. These transactions were not part of a publicly announced purchase plan or program.

(b)

Executives of the Company delivered 17,232 shares of the our common stock toward the satisfaction of taxes due with respect to vesting of restricted shares. The shares delivered were valued at a weighted-average market value of $14.11 per share and are included with treasury stock in the consolidated balance sheet. These transactions were not part of a publicly announced purchase plan or program.

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

ASTRONOVA, INC. (Registrant)

Date: June 8, 2023	By	/s/ Gregory A. Woods
Gregory A. Woods,
President and Chief Executive Officer
(Principal Executive Officer)

	By	/s/ David S. Smith
David S. Smith,
Vice President, Chief Financial Officer and Treasurer
(Principal Accounting Officer and Principal Financial Officer)