Form 10-Q
period 2023-07-29
AstroNova, Inc.
filed 2023-09-07
CIK 8146

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 29, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to __________

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

The number of shares of the registrant’s common stock, $.05 par value per share, outstanding as of September 1, 2023 was 7,424,660.

ASTRONOVA, INC.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

ASTRONOVA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Data)

	July 29, 2023	January 31, 2023
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$4,530	$3,946
Accounts Receivable, net	18,005	21,598
Inventories, net	49,081	51,324
Prepaid Expenses and Other Current Assets	2,914	2,894
Total Current Assets	74,530	79,762
Property, Plant and Equipment, net	13,891	14,288
Identifiable Intangibles, net	20,033	21,232
Goodwill	14,760	14,658
Deferred Tax Assets, net	6,909	6,907
Right of Use Asset	735	794
Other Assets	1,692	1,566
TOTAL ASSETS	$132,550	$139,207
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts Payable	$5,356	$8,479
Accrued Compensation	2,668	2,750
Other Accrued Expenses	4,753	3,308
Revolving Line of Credit	13,900	15,900
Current Portion of Long-Term Debt	2,700	2,100
Current Liability—Royalty Obligation	1,600	1,725
Current Liability—Excess Royalty Payment Due	613	562
Income Taxes Payable	—	786
Deferred Revenue	1,858	1,888
Total Current Liabilities	33,448	37,498
NON-CURRENT LIABILITIES
Long-Term Debt, net of current portion	10,709	12,040
Royalty Obligation, net of current portion	2,789	3,415
Lease Liabilities, net of current portion	530	555
Income Taxes Payable	491	491
Deferred Revenue	—	674
Deferred Tax Liabilities	182	167
TOTAL LIABILITIES	48,149	54,840
SHAREHOLDERS’ EQUITY
Preferred Stock, $10 Par Value, Authorized 100,000 shares, None Issued	—	—
Common Stock, $0.05 Par Value, Authorized 13,000,000 shares; Issued 10,792,879 and 10,676,851 shares at July 29, 2023 and January 31, 2023, respectively	540	534
Additional Paid-in Capital	62,004	61,131
Retained Earnings	58,406	59,175
Treasury Stock, at Cost, 3,368,219 and 3,342,032 shares at July 29, 2023 and January 31, 2023, respectively	(34,585)	(34,235)
Accumulated Other Comprehensive Loss, net of tax	(1,964)	(2,238)
TOTAL SHAREHOLDERS’ EQUITY	84,401	84,367
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$132,550	$139,207

See Notes to condensed consolidated financial statements (unaudited).

ASTRONOVA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(In Thousands, Except Per Share Data)

(Unaudited)

	Three Months Ended		Six Months Ended
	July 29, 2023	July 30, 2022	July 29, 2023	July 30, 2022
Revenue	$35,524	$32,259	$70,943	$63,269
Cost of Revenue	25,814	20,877	48,847	41,158
Gross Profit	9,710	11,382	22,096	22,111
Operating Expenses:
Selling and Marketing	6,697	5,981	12,707	11,863
Research and Development	1,557	1,595	3,345	3,118
General and Administrative	2,654	2,571	5,780	5,131
Operating Expenses	10,908	10,147	21,832	20,112
Operating Income (Loss)	(1,198)	1,235	264	1,999
Other Income (Expense), net:
Interest Expense	(674)	(210)	(1,289)	(385)
Loss on Foreign Currency Transactions	(197)	(242)	(11)	(377)
Other, net	62	21	56	52
	(809)	(431)	(1,244)	(710)
Income (Loss) Before Income Taxes	(2,007)	804	(980)	1,289
Income Tax Provision (Benefit)	(390)	220	(211)	280
Net Income (Loss)	$(1,617)	$584	$(769)	$1,009
Net Income (Loss) per Common Share—Basic:	$(0.22)	$0.08	$(0.10)	$0.14
Net Income (Loss) per Common Share—Diluted:	$(0.22)	$0.08	$(0.10)	$0.14
Weighted Average Number of Common Shares Outstanding:
Basic	7,420	7,310	7,396	7,287
Diluted	7,420	7,348	7,396	7,355

See Notes to condensed consolidated financial statements (unaudited).

ASTRONOVA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In Thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	July 29, 2023	July 30, 2022	July 29, 2023	July 30, 2022
Net Income (Loss)	$(1,617)	$584	$(769)	$1,009
Other Comprehensive Income (Loss), Net of Taxes:
Foreign Currency Translation Adjustments	64	(435)	274	(1,368)
Loss from Cash Flow Hedges Reclassified to Income Statement	—	16	—	32
Other Comprehensive Income (Loss)	64	(419)	274	(1,336)
Comprehensive Income (Loss)	$(1,553)	$165	$(495)	$(327)

See Notes to condensed consolidated financial statements (unaudited).

ASTRONOVA, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

($ In Thousands, Except per Share Data)

(Unaudited)

	Common Stock		Additional Paid-in	Retained	Treasury	Accumulated Other Comprehensive	Total Shareholders’
	Shares	Amount	Capital	Earnings	Stock	Income (Loss)	Equity
Balance January 31, 2022	10,566,404	$528	$59,692	$56,514	$(33,974)	$(1,748)	$81,012
Share-Based Compensation	—	—	337	—	—	—	337
Employee Option Exercises	11,164	1	87	—	—	—	88
Restricted Stock Awards Vested	61,513	3	(3)	—	(249)	—	(249)
Net Income	—	—	—	425	—	—	425
Other Comprehensive Loss	—	—	—	—	—	(917)	(917)
Balance April 30, 2022	10,639,081	$532	$60,113	$56,939	$(34,223)	$(2,665)	$80,696
Share-Based Compensation	—	—	235	—	—	—	235
Restricted Stock Awards Vested	20,410	1	(1)	—	—	—	—
Net Income	—	—	—	584	—	—	584
Other Comprehensive Loss	—	—	—	—	—	(419)	(419)
Balance July 30, 2022	10,659,491	$533	$60,347	$57,523	$(34,223)	$(3,084)	$81,096

Balance January 31, 2023	10,676,851	$534	$61,131	$59,175	$(34,235)	$(2,238)	$84,367
Share-Based Compensation	—	—	356	—	—	—	356
Employee Option Exercises	4,094	—	43	—	—	—	43
Restricted Stock Awards Vested	99,989	4	(4)	—	(350)	—	(350)
Net Income	—	—	—	848	—	—	848
Other Comprehensive Income	—	—	—	—	—	210	210
Balance April 29, 2023	10,780,934	$538	$61,526	$60,023	$(34,585)	$(2,028)	$85,474
Share-Based Compensation	—	—	398	—	—	—	398
Employee Option Exercises	7,429	1	81	—	—	—	82
Restricted Stock Awards Vested	4,516	1	(1)	—	—	—	—
Net Loss	—	—	—	(1,617)	—	—	(1,617)
Other Comprehensive Income	—	—	—	—	—	64	64
Balance July 29, 2023	10,792,879	$540	$62,004	$58,406	$(34,585)	$(1,964)	$84,401

See Notes to condensed consolidated financial statements (unaudited).

ASTRONOVA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Six Months Ended
	July 29, 2023	July 30, 2022
Cash Flows from Operating Activities:
Net Income (Loss)	$(769)	$1,009
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided (Used) by Operating Activities:
Depreciation and Amortization	2,144	1,820
Amortization of Debt Issuance Costs	11	13
Share-Based Compensation	754	572
Loss on Disposal of Assets	—	6
Restructuring, non-cash	2,040	—
Changes in Assets and Liabilities:
Accounts Receivable	3,612	(518)
Other Receivable – Employee Retention Credit Receivable	—	3,135
Inventories	283	(7,516)
Income Taxes	(1,461)	65
Accounts Payable and Accrued Expenses	(2,267)	(2,312)
Other	371	(93)
Net Cash (Used) Provided by Operating Activities	4,718	(3,819)
Cash Flows from Investing Activities:
Additions to Property, Plant and Equipment	(494)	(163)
Net Cash Used for Investing Activities	(494)	(163)
Cash Flows from Financing Activities:
Net Cash Proceeds from Employee Stock Option Plans	71	69
Net Cash Proceeds from Share Purchases under Employee Stock Purchase Plan	54	19
Net Cash Used for Payment of Taxes Related to Vested Restricted Stock	(350)	(249)
Borrowings under Revolving Credit Facility	—	4,500
Repayment under Revolving Credit Facility	(2,000)	—
Payment of Minimum Guarantee Royalty Obligation	(875)	(1,000)
Principal Payments of Long-Term Debt	(750)	(250)
Net Cash Provided (Used) for Financing Activities	(3,850)	3,089
Effect of Exchange Rate Changes on Cash and Cash Equivalents	210	(98)
Net Increase (Decrease) in Cash and Cash Equivalents	584	(991)
Cash and Cash Equivalents, Beginning of Period	3,946	5,276
Cash and Cash Equivalents, End of Period	$4,530	$4,285
Supplemental Disclosures of Cash Flow Information:
Cash Paid During the Period for Interest	$1,175	$206
Cash Paid During the Period for Income Taxes, Net of Refunds	$1,264	$126

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

Our business consists of two segments, Product Identification (“PI”) and Test & Measurement (“T&M”). The PI segment includes specialty printing systems and related supplies sold under the QuickLabel®, TrojanLabel® and GetLabels™ brand names. The T&M segment consists of our line of aerospace products, including flight deck printers, networking hardware, and related accessories as well as T&M data acquisition systems sold under the AstroNova® brand name.

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

The presentation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported and disclosed in the condensed consolidated financial statements and accompanying notes, including those that require consideration of forecasted financial information using information that is reasonably available to us at this time. Some of the more significant estimates relate to revenue recognition, the allowances for doubtful accounts, inventory valuation, income taxes, valuation of long-lived assets, intangible assets and goodwill, share-based compensation, and warranty reserves. Management’s estimates are based on the facts and circumstances available at the time estimates are made, historical experience, risk of loss, general economic conditions and trends, and management’s assessments of the probable future outcome of these matters, including our expectations at the time regarding the ongoing impact from the COVID-19 pandemic. Consequently, actual results could differ from those estimates.

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

The fair value of the intangible assets acquired was estimated by applying the income approach. This fair value measurement is based on significant inputs that are not observable in the market and therefore represents a Level 3 measurement as defined in ASC 820, “Fair Value Measurement.” Key assumptions in estimating the fair value of the intangibles include (1) remaining useful life of the tradename/trademarks and customer relations (2) royalty rate of 0.75%, (3) customer attrition rate of 18.0%, (4) discount rate of 19.0% and (5) a range of revenue and net income projections for fiscal years 2023 through 2026.

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

Goodwill of $2.7 million, which is not deductible for tax purposes, represents the excess of the purchase price over the estimated fair value assigned to the tangible and identifiable intangible assets acquired and liabilities assumed from Astro Machine. The goodwill recognized under ASC 805 is attributable to synergies which are expected to enhance and expand our overall product portfolio, opportunities in new and existing markets, future technologies that have yet to be determined and Astro Machine’s assembled workforce. The carrying amount of the goodwill was allocated to the PI segment.

Total acquisition-related costs of $0.7 million were included in general and administrative expenses in our consolidated statement of income for the year ended January 31, 2023.

The amounts of revenue and earnings before taxes attributable to Astro Machine and included in our consolidated statement of income for the three and six months ended July 29, 2023 were as follows:

(In thousands)	Three -Months Ended July 29, 2023	Six-Months Ended July 29, 2023
Revenue	$4,897	$9,127
Earnings before Taxes	$704	$1,393

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

The minimum royalty payment due was discounted based on the payment schedule and applicable discount rate, resulting in an outstanding royalty obligation of $0.5 million as of January 31, 2023, including $0.1 million recorded as a current liability. Additional royalties based on sales activity will be recorded in the period that the associated revenue is earned. During the second quarter of the current year, we incurred an additional $0.1 million in excess royalties payable to Honeywell. As of July 29, 2023, the current outstanding royalty obligation is $0.6 million, including $0.2 million recorded as a current liability in the accompanying balance sheet.

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

Revenues disaggregated by primary geographic markets and major product types are as follows:

Primary geographical markets

	Three Months Ended		Six Months Ended
(In thousands)	July 29, 2023	July 30, 2022	July 29, 2023	July 30, 2022
United States	$22,342	$19,044	$45,176	$38,695
Europe	7,836	7,883	15,801	15,301
Canada	2,224	2,225	4,049	4,080
Asia	1,724	1,789	3,018	2,726
Central and South America	1,024	1,023	2,223	1,911
Other	374	295	676	556
Total Revenue	$35,524	$32,259	$70,943	$63,269

Major product types

	Three Months Ended		Six Months Ended
(In thousands)	July 29, 2023	July 30, 2022	July 29, 2023	July 30, 2022
Hardware	$11,268	$8,637	$22,934	$17,937
Supplies	19,700	19,166	38,772	37,111
Service and Other	4,556	4,456	9,237	8,221
Total Revenue	$35,524	$32,259	$70,943	$63,269

In December 2022, we entered into an amended contract with one of our T&M customers that provided for a total payment of $3.25 million to us as a result of our claims allowable under French law relating to additional component costs we have incurred and will continue to incur in order to supply aerospace printers under the contract for the period beginning in April 2022 and continuing through 2025. Revenue from this arrangement will be recognized in proportion to the total estimated shipments through the end of the contract period. As of January 31, 2023, we have recognized $1.1 million in revenue and the $2.15 million balance was recorded as deferred revenue. During the three and six months of fiscal 2024, we recognized an additional $0.3 million and $0.6 million, respectively, included in revenue in the condensed consolidated statement of income (loss) for the periods ended July 29, 2023, and there is a balance of $1.5 million in the deferred revenue at July 29, 2023. The remaining revenue to be recognized will be based on our shipments of the printers during the remainder of fiscal years 2024 and 2025.

Contract Assets and Liabilities

We normally do not have contract assets, which are primarily unbilled accounts receivable that are conditional on something other than the passage of time.

Our contract liabilities, which represent billings in excess of revenue recognized, are related to advanced billings for purchased service agreements and extended warranties. Contract liabilities were $329,000 and $412,000 at July 29, 2023 and January 31, 2023, respectively, and are recorded as deferred revenue in the accompanying condensed consolidated balance sheet. The decrease in the deferred revenue balance during the three months ended July 29, 2023 is due to revenue recognized during the current period, including $252,000 of revenue recognized that was included in the deferred revenue balance at January 31, 2023. The amount of revenue recognized for the period was partially offset by cash payments received in advance of satisfying performance obligations.

Contract Costs

We recognize an asset for the incremental costs of obtaining a contract with a customer if we expect the benefit of those costs to be longer than one year. We have determined that certain costs related to obtaining sales contracts for our aerospace printer products meet the requirement to be capitalized. These costs are deferred and amortized over the remaining useful life of these contracts, which we currently estimate to be approximately 18 years as of July 29, 2023. The balance of these contract assets at January 31, 2023 was $1.4 million. During the three and six months ended July 29, 2023, we amortized contract costs of $19,000 and $37,000, respectively. The balance of deferred incremental direct costs net of accumulated amortization at July 29, 2023 was $1.3 million, of which $0.1 million is reported in other current assets and $1.2 million is reported in other assets in the accompanying condensed consolidated balance sheet.

Note 5 – Net Income (Loss) Per Common Share

Basic net income (loss) per share is calculated by dividing net income by the weighted average number of shares outstanding during the period. Diluted net income (loss) per share is calculated by dividing net income by the weighted average number of shares and, if dilutive, common equivalent shares, determined using the treasury stock method for stock options, restricted stock awards and restricted stock units outstanding during the period. A reconciliation of the shares used in calculating basic and diluted net income (loss) per share is as follows:

	Three Months Ended			Six Months Ended
	July 29, 2023		July 30, 2022	July 29, 2023		July 30, 2022
Weighted Average Common Shares Outstanding – Basic	7,420,135		7,309,716	7,396,200		7,286,735
Effect of Dilutive Options, Restricted Stock Awards and Restricted Stock Units	-	*	38,230	-	*	67,972
Weighted Average Common Shares Outstanding – Diluted	7,420,135		7,347,946	7,396,200		7,354,707

*For the three and six months ended July 29, 2023, we had weighted average common stock equivalent shares outstanding of 74,178 and 77,150, respectively, that could potentially dilute earnings per share in future periods; these shares were excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive given the net loss during the periods.

For the three and six months ended July 29, 2023, the diluted per share amounts do not reflect weighted average common equivalent shares outstanding of 226,457 and 376,468, respectively. For the three and six months ended July 30, 2022, the diluted per share amounts do not reflect weighted average common equivalent shares outstanding of 612,116 and 586,084, respectively. These outstanding common equivalent shares were not included due to their anti-dilutive effect.

Note 6 – Intangible Assets

Intangible assets are as follows:

	July 29, 2023				January 31, 2023
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Currency Translation Adjustment	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Currency Translation Adjustment	Net Carrying Amount
Miltope:
Customer Contract Relationships	$3,100	$(2,938)	$—	$162	$3,100	$(2,777)	$—	$323
RITEC:
Customer Contract Relationships	2,830	(1,656)	—	1,174	2,830	(1,623)	—	1,207
TrojanLabel:
Existing Technology	2,327	(2,255)	96	168	2,327	(2,087)	94	334
Distributor Relations	937	(640)	37	334	937	(588)	27	376
Honeywell:
Customer Contract Relationships	27,773	(12,362)	—	15,411	27,773	(11,913)	—	15,860
Astro Machine:
Customer Contract Relationships	3,060	(612)	—	2,448	3,060	(306)	—	2,754
Trademarks	420	(84)	—	336	420	(42)	—	378
Intangible Assets, net	$40,447	$(20,547)	$133	$20,033	$40,447	$(19,336)	$121	$21,232

There were no impairments to intangible assets during the periods ended July 29, 2023 and July 30, 2022.

With respect to the acquired intangibles included in the table above, amortization expense of $0.6 million and $0.4 million has been included in the condensed consolidated statements of income (loss) for each of the three months ended July 29, 2023, and July 30, 2022, respectively. Amortization expense of $1.2 million and $0.8 million related to the above-acquired intangibles has been included in the accompanying condensed consolidated statement of income (loss) for the six months ended July 29, 2023 and July 30, 2022, respectively.

Estimated amortization expense for the next five fiscal years is as follows:

(In thousands)	Remaining 2024	2025	2026	2027	2028
Estimated amortization expense	$1,192	$1,724	$1,724	$1,724	$1,281

Note 7 – Inventories

Inventories are stated at the lower of cost (standard and average methods) or net realizable value and include material, labor and manufacturing overhead. The components of inventories are as follows:

(In thousands)	July 29, 2023	January 31, 2023
Materials and Supplies	$37,806	$38,387
Work-In-Process	1,328	1,146
Finished Goods	19,092	23,221
	58,226	62,754
Inventory Reserve	(9,145)	(11,430)
	$49,081	$51,324

Note 8 – Property, Plant and Equipment

Property, plant and equipment consist of the following:

	July 29, 2023	January 31, 2023
(In thousands)
Land and Land Improvements	$2,304	$2,304
Buildings and Leasehold Improvements	14,365	14,158
Machinery and Equipment	25,202	24,960
Computer Equipment and Software	14,063	13,972
Gross Property, Plant and Equipment	55,934	55,394
Accumulated Depreciation	(42,043)	(41,106)
Net Property Plant and Equipment	$13,891	$14,288

Depreciation expense on property, plant and equipment was $0.5 million and $0.9 million for the three and six months ended July 29, 2023, respectively. Depreciation expense on property, plant and equipment was $0.5 million and $1.0 million for the three and six months ended July 30, 2022, respectively.

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

We must comply with various customary financial and non-financial covenants under the Amended Credit Agreement. The financial covenants under the Amended Credit Agreement consist of a maximum consolidated leverage ratio, a minimum consolidated fixed charge coverage ratio and a minimum consolidated asset coverage ratio. The primary non-financial covenants limit our and our subsidiaries’ ability to incur future indebtedness, to place liens on assets, to pay dividends or distributions on our or our subsidiaries’ capital stock, to repurchase or acquire our or our subsidiaries’ capital stock, to conduct mergers or acquisitions, to sell assets, to alter our or our subsidiaries’ capital structure, to make investments and loans, to change the nature of our or our subsidiaries’ business, and to prepay subordinated indebtedness, in each case subject to certain exceptions and thresholds as set forth in the Amended Credit Agreement, certain of which provisions were modified by the Second Amendment. As of July 29, 2023, we believe we are in compliance with all of the covenants in the Credit Agreement.

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

Summary of Outstanding Debt

At July 29, 2023, we had an outstanding balance of $13.9 million on our revolving line of credit. The balance outstanding under the revolving line of credit bore interest at a weighted average annual rate of 7.95% and 7.56% and we incurred $333,000 and $625,000 for interest on this obligation during the three and six months ended July 29, 2023, respectively. Additionally, during the three and six months ended July 29, 2023, we incurred $6,000 and $14,000, respectively, of commitment fees on the undrawn portion of our revolving credit facility. The balance outstanding under the revolving line of credit bore interest at a weighted average rate of 5.17% and 4.79%, respectively, for the three and six months ended July 30, 2022, and we incurred $45,000 and $69,000, respectively, for interest on this obligation during the three and six months ended July 30, 2022. Additionally, during the six months ended July 30, 2022, we incurred $20,000 of commitment fees on the undrawn portion of our revolving credit facility. Both the interest expense and commitment fees are included as interest expense in the accompanying condensed consolidated statements of income (loss) for all periods presented. At July 29, 2023, there was $11.1 million remaining available for borrowing under the revolving line of credit.

Long-term debt in the accompanying condensed consolidated balance sheets is as follows:

(In thousands)	July 29, 2023	January 31, 2023
USD Term Loan (7.66% as of July 29, 2023 and 6.78% as of January 31, 2023); maturity date of August 4, 2027	$13,500	$14,250
Debt Issuance Costs, net of accumulated amortization	(91)	(110)
Current Portion of Term Loan	(2,700)	(2,100)
Long-Term Debt	$10,709	$12,040

During the three and six months ended July 29, 2023, we recognized interest expense on debt of $266,000 and $514,000, respectively, and during the three and six months ended July 30, 2022, we recognized interest expense on debt of $65,000 and $118,000, respectively, which is recognized in the accompanying condensed consolidated statements of income (loss) for all periods presented.

The schedule of required principal payments remaining during the next five years on long-term debt outstanding as of July 29, 2023 is as follows:

(In thousands)
Fiscal 2024, remainder	$1,350
Fiscal 2025	2,700
Fiscal 2026	2,700
Fiscal 2027	2,700
Fiscal 2028	4,050
$13,500

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

The guaranteed minimum royalty payment obligation was recorded at the present value of the minimum annual royalty payments. As of July 29, 2023, we had paid an aggregate of $10.0 million of the guaranteed minimum royalty obligation. At July 29, 2023, the current portion of the outstanding guaranteed minimum royalty obligation of $1.5 million is to be paid over the next twelve months and is reported as a current liability and the remainder of $2.3 million is reported as a long-term liability on our condensed consolidated balance sheet. For the three and six months ended July 30, 2023, we incurred $0.5 million and $0.9 million, respectively, in excess royalty expense which is included in cost of revenue in our consolidated statements of income. A total of $0.8 million in excess royalties was paid in the current fiscal year, and there are $0.5 million in excess royalty payables due as a result of this agreement for the quarter ended July 29, 2023.

In fiscal 2023, AstroNova, Inc. entered into a second Asset Purchase and License Agreement with Honeywell International, Inc. as further discussed in Note 3 “Acquisitions”.

Note 11 – Leases

We enter into lease contracts for certain of our facilities at various locations worldwide. Our leases have remaining lease terms of one to six years.

Balance sheet and other information related to our leases is as follows:

Operating Leases (In thousands)	Balance Sheet Classification	July 29, 2023	January 31, 2023
Lease Assets	Right of Use Assets	$735	$794
Lease Liabilities – Current	Other Liabilities and Accrued Expenses	$287	$275
Lease Liabilities – Long Term	Lease Liabilities	$530	$555

Lease cost information is as follows:

		Three Months Ended	Six Months Ended
Operating Leases (In thousands)	Statement of Income Classification	July 29, 2023	July 29, 2023
Operating Lease Costs	General and Administrative Expense	$127	$259

		Three Months Ended	Six Months Ended
Operating Leases (In thousands)	Statement of Income Classification	July 30, 2022	July 30, 2022
Operating Lease Costs	General and Administrative Expense	$104	$200

Maturities of operating lease liabilities are as follows:

(In thousands)	July 29, 2023
Fiscal 2024, remaining	$176
Fiscal 2025	259
Fiscal 2026	199
Fiscal 2027	151
Fiscal 2028	94
Thereafter	—
Total Lease Payments	879
Less: Imputed Interest	(62)
Total Lease Liabilities	$817

As of July 29, 2023, the weighted-average remaining lease term and weighted-average discount rate for our operating leases are 3.3 years and 4.37%, respectively. We calculated the weighted-average discount rate using incremental borrowing rates, which equal the rates of interest that we would pay to borrow funds on a fully collateralized basis over a similar term.

Supplemental cash flow information related to leases is as follows:

	Three Months Ended	Six Months Ended
(In thousands)	July 29, 2023	July 29, 2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$85	$177

	Three Months Ended	Six Months Ended
(In thousands)	July 30, 2022	July 30, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$79	$162

Note 12 – Accumulated Other Comprehensive Loss

The changes in the balance of accumulated other comprehensive loss (“AOCL”) by component are as follows:

(In thousands)	Foreign Currency Translation Adjustments
Balance at January 31, 2023	$(2,238)
Other Comprehensive Income before reclassification	274
Balance at July 29, 2023	$(1,964)

The amounts presented above in other comprehensive loss are net of taxes except for translation adjustments associated with our German and Danish subsidiaries.

Note 13 – Share-Based Compensation

We have one equity incentive plan from which we are authorized to grant equity awards, the AstroNova, Inc. 2018 Equity Incentive Plan (the “2018 Plan”). The 2018 Plan provides for, among other things, the issuance of awards, including incentive stock options, non-qualified stock options, stock appreciation rights, time-based restricted stock units (“RSUs”), or performance-based restricted stock units (“PSUs”) and restricted stock awards (“RSAs”). The 2018 Plan authorizes the issuance of up to 950,000 shares of common stock, plus an additional number of shares equal to the number of shares subject to awards granted under previous equity incentive plans that are forfeited, cancelled, satisfied without the issuance of stock, otherwise terminated (other than by exercise), or, for shares of stock issued pursuant to any unvested award, that are reacquired by us at not more than the grantee’s purchase price (other than by exercise). Under the 2018 Plan, all awards to employees generally have a minimum vesting period of one year. Options granted under the 2018 Plan must be issued at an exercise price of not less than the fair market value of our common stock on the date of grant and expire after ten years. Under the 2018 Plan, there were 124,439 unvested RSUs; 188,633 unvested PSUs; and options to purchase an aggregate of 135,500 shares outstanding as of July 29, 2023.

In addition to the 2018 Plan, we previously granted equity awards under our 2015 Equity Incentive Plan (the “2015 Plan”) and our 2007 Equity Incentive Plan (the “2007 Plan”). No new awards may be issued under either the 2007 Plan or 2015 Plan, but outstanding awards will continue to be governed by those plans. As of July 29, 2023, options to purchase an aggregate of 264,949 shares were outstanding under the 2007 Plan and options to purchase an aggregate of 130,000 shares were outstanding under the 2015 Plan.

We also have a Non-Employee Director Annual Compensation Program (the “Program”) under which each non-employee director receives an automatic grant of RSAs on the date of the regular full meeting of the Board of Directors held each fiscal quarter. Under the Program, the number of whole shares to be granted each quarter is equal to 25% of the number calculated by dividing the director’s annual compensation amount by the fair market value of the Company’s stock on such day. On June 5, 2023, the director’s annual compensation amount was adjusted to be $70,000. All RSA’s granted under this Program vest immediately.

Share-based compensation expense was recognized as follows:

	Three Months Ended		Six Months Ended
(In thousands)	July 29, 2023	July 30, 2022	July 29, 2023	July 30, 2022
Stock Options	$—	$1	$—	$7
Restricted Stock Awards and Restricted Stock Units	391	234	743	562
Employee Stock Purchase Plan	7	—	11	3
Total	$398	$235	$754	$572

Stock Options

Aggregated information regarding stock option activity for the six months ended July 29, 2023 is summarized below:

	Number of Options	Weighted Average Exercise Price
Outstanding at January 31, 2023	547,199	$15.16
Granted	—	—
Exercised	(6,700)	10.57
Forfeited	(5,825)	15.53
Canceled	(4,225)	10.50
Outstanding at July 29, 2023	530,449	$15.25

Set forth below is a summary of options outstanding at July 29, 2023:

Outstanding				Exercisable
Range of Exercise prices	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Number of Shares	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Life
$5.00-10.00	—	$—	—	—	$—	—
$10.01-15.00	318,174	$13.78	2.5	318,174	$13.78	2.5
$15.01-20.00	212,275	$17.44	4.3	212,275	$17.44	4.3
	530,449	$15.25	3.2	530,449	$15.25	3.2

There were no stock options granted in fiscal 2023, or during the first six months of fiscal 2024, and as of July 29, 2023, there was no unrecognized compensation expense related to stock options.

Restricted Stock Units (RSUs), Performance-Based Stock Units (PSUs) and Restricted Stock Awards (RSAs)

Aggregated information regarding RSU, PSU and RSA activity for the six months ended July 29, 2023 is summarized below:

	RSUs, PSUs & RSAs	Weighted Average Grant Date Fair Value
Outstanding at January 31, 2023	274,927	$12.82
Granted	147,327	12.57
Vested	(104,505)	12.10
Forfeited	(4,677)	12.49
Outstanding at July 29, 2023	313,072	$12.95

As of July 29, 2023, there was approximately $2.0 million of unrecognized compensation expense related to RSUs, PSUs and RSAs, which is expected to be recognized over a weighted average period of 1.1 years.

Employee Stock Purchase Plan

On June 7, 2022, we adopted the AstroNova Inc. 2022 Employee Stock Purchase Plan (“2022 ESPP”) to replace our previous Employee Stock Purchase Plan (the “Prior ESPP”). The 2022 ESPP allows eligible employees to purchase shares of common stock at a 15% discount from fair value on the first or last day of an offering period, whichever is less. A total of 40,000 shares were reserved for issuance under the 2022 ESPP and 5,045 shares were purchased under the 2022 ESPP during the year ended January 31, 2023. During the six months ended July 29, 2023, there were 4,822 shares purchased under the 2022 ESPP. During the six months ended July 30, 2022, there were 1,550 shares purchased under the Prior ESPP, and no additional purchases may be made under the Prior ESPP. As of July 29, 2023, 30,130 shares remain available for purchase under the 2022 ESPP.

Note 14 – Income Taxes

Our effective tax rates are as follows:

	Three Months Ended	Six Months Ended
Fiscal 2024	19.4%	21.5%
Fiscal 2023	27.4%	21.7%

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

During the three months ended July 29, 2023, we recognized an income tax benefit of $390,000. The effective tax rate in this period was directly impacted by our jurisdictional mix of earnings, a $29,000 tax expense related to foreign return to provision differences and a $20,675 tax arising from windfall tax benefits related to our stock. During the three months ended July 30, 2022, we recognized an income tax expense of $220,000. The effective tax rate in this period was directly impacted by our jurisdictional mix of earnings and a $13,000 tax expense relating to a revaluation of deferred taxes.

During the six months ended July 29, 2023, we recognized an income tax benefit of $211,000. The effective tax rate in this period was directly impacted by our jurisdictional mix of earnings, a $77,000 tax benefit related to the expiration of the statute of limitations on a previously uncertain tax position, a $49,000 tax benefit arising from windfall tax benefits related to the Company’s stock, and a $29,000 tax expense related to foreign return to provision differences. During the six months ended July 30, 2022, we recognized an income tax expense of $280,000. The effective tax rate in this period was directly impacted by our jurisdictional mix of earnings, a $38,000 tax benefit related to the expiration of the statute of limitations on previously uncertain tax positions, a $21,000 tax benefit arising from windfall tax expense related to our stock, and a $13,000 tax expense relating to a revaluation of deferred taxes.

Note 15 – Segment Information

We report two segments: PI and T&M. We evaluate segment performance based on the segment profit before corporate expenses.

Summarized below are the Revenue and Segment Operating Profit (Loss) for each reporting segment:

	Three Months Ended				Six Months Ended
	Revenue		Segment Operating Profit (Loss)		Revenue		Segment Operating Profit (Loss)
(In thousands)	July 29, 2023	July 30, 2022	July 29, 2023	July 30, 2022	July 29, 2023	July 30, 2022	July 29, 2023	July 30, 2022
Product Identification	$25,777	$23,382	$(461)	$1,644	$50,872	$45,106	$2,055	$3,058
T&M	9,747	8,877	1,917	2,162	20,071	18,163	3,989	4,072
Total	$35,524	$32,259	1,456	3,806	$70,943	$63,269	6,044	7,130
Corporate Expenses			2,654	2,571			5,780	5,131
Operating Income (Loss)			(1,198)	1,235			264	1,999
Other Income (Expense), Net			(809)	(431)			(1,244)	(710)
Income (Loss) Before Income Taxes			(2,007)	804			(980)	1,289
Income Tax Provision (Benefit)			(390)	220			(211)	280
Net Income (Loss)			$(1,617)	$584			$(769)	$1,009

Note 16 – Fair Value

Assets and Liabilities Not Recorded at Fair Value

Our long-term debt, including the current portion of long-term debt not reflected in the financial statements at fair value, is reflected in the table below:

	July 29, 2023
	Fair Value Measurement
(In thousands)	Level 1	Level 2	Level 3	Total	Carrying Value
Long-Term debt and related current maturities	$—	$—	$13,500	$13,500	$13,563

	January 31, 2023
	Fair Value Measurement
(In thousands)	Level 1	Level 2	Level 3	Total	Carrying Value
Long-Term debt and related current maturities	$—	$—	$14,310	$14,310	$14,250

The fair value of our long-term debt, including the current portion, is estimated by discounting the future cash flows using current interest rates at which similar loans with the same maturities would be made to borrowers with similar credit ratings and is classified as Level 3.

Note 17 - Restructuring

On July 26, 2023, we adopted a restructuring plan for our Product Identification segment. As part of the restructuring plan, we will transition a portion of the printer manufacturing within our Product Identification segment from our facilities in Asia and Rhode Island to our Astro Machine, Inc. facility located in Illinois. In addition, we will cease selling certain of our older, lower-margin or low-volume Product Identification segment products. As part of the restructuring plan, we also intend to consolidate certain of our international Product Identification sales and distribution facilities and to streamline our channel partner network. In addition, we have made targeted reductions to our workforce. We expect to substantially complete this plan during fiscal year 2024.

As a result of the adoption and implementation of our Product Identification segment restructuring plan, in the second quarter of our fiscal year 2024 we recognized pre-tax restructuring charge of $2.7 million, comprised primarily of non-cash charges related to inventory write-offs associated with product curtailment and discontinuation and facility exit related costs, and cash charges related to severance-related costs. Below is a summary of the restructuring costs and liability by type as of July 29, 2023.

(in thousands)	Restructuring Costs	Amounts Paid in quarter ended July 29, 2023	Restructuring Liability
Severance and Employee Related Costs	$611	$(40)	$571
Inventory Write-Off	1,991	-	-
Facility Exit and Other Restructuring Costs	49	-	-
Total	$2,651	$(40)	$571

The restructuring liability is included in other accrued expenses in the accompanying condensed consolidated balance sheet as of July 29, 2023, and the majority of the balance is expected to be paid by the end of our fiscal 2024.

The following table summarizes restructuring costs included in the accompanying condensed consolidated statement of income (loss):

(in thousands)	Three and Six Months Ended July 29, 2023
Cost of Revenue	$2,096
Operating Expenses:
Selling & Marketing	443
Research & Development	29
General & Administrative	83
Total	$2,651

Product Retrofit Program

In connection with our restructuring plan, we identified the need to address quality and reliability issues in certain models of our PI printers as a result of faulty ink provided by one of our larger suppliers. In order to remedy these issues and maintain solid customer relationships, during the second quarter of the current year we have initiated a program to retrofit all of the printers sold to our customers that were affected by the faulty ink.

Upon initiating this program, we identified approximately 150 printers sold to our customers that were affected by the faulty ink. We are working with our customers to either repair or replace the affected printers and will do this on a gradual basis beginning in the current quarter through March 2024. The estimated costs associated with this program are $0.9 million, which includes the cost of parts, labor and travel. Those costs were recognized and recorded in the second quarter of the current year and are included in cost of revenue in the accompanying consolidated statement of income (loss) for the three and six month periods ended July 29, 2023. The balance in the related liability, which is included in other accrued expenses in the accompanying condensed consolidated balance sheet at July 29, 2023, is as follows:

(in thousands)
Provision for Product Retrofit Program	$ 852
Cost of Repairs and Replacements incurred through July 29, 2023	(149)
Balance at July 29, 2023	$ 703

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

On July 26, 2023, we adopted a restructuring plan for our PI segment. As part of the restructuring plan, we will transition a portion of the printer manufacturing within our PI segment from our facilities in Asia and Rhode Island to our Astro Machine, Inc. facility located in Illinois. In addition, we will cease selling certain of our older, lower-margin or low-volume PI segment products. As part of the restructuring plan, we also intend to consolidate certain of our international PI sales and distribution facilities and to streamline our channel partner network. In addition, we have made targeted reductions to our workforce. We expect to substantially complete this plan during our fiscal year 2024.

As a result of the adoption and implementation of our PI segment restructuring plan, in the second quarter of our fiscal year 2024 we recognized pre-tax restructuring expense of $2.7 million, comprised primarily of non-cash charges related to inventory write-offs associated with product curtailment and discontinuation and facility exit related costs, and cash charges related to severance and related costs.

In connection with our restructuring plan, we identified the need to address quality and reliability issues in certain models of our PI printers as a result of faulty ink provided by one of our larger suppliers. In order to remedy these issues and maintain solid customer relationships, during the second quarter of the current year we have initiated a program to retrofit all of the printers sold to our customers that were affected by the faulty ink.

Upon initiating this program, we identified approximately 150 printers sold to our customers that were affected by the faulty ink. We are working with our customers to repair or replace the impacted printers and will do this on a gradual basis beginning in the current quarter through March 2024. The estimated costs associated with this program are $0.9 million, which includes the cost of parts, labor and travel. Those costs were recognized and recorded in the second quarter of the current year. Refer to Note 17, “Restructuring,” in our condensed consolidated financial statements included elsewhere in this report for further details.

On August 4, 2022, we completed the acquisition of Astro Machine, an Illinois-based manufacturer of printing equipment, including label printers, tabbers, conveyors, and envelope feeders, for an aggregate consideration of $17.1 million. Astro Machine is reported as part of our PI segment beginning with the third quarter of fiscal 2023. Refer to Note 3, “Acquisitions,” in our condensed consolidated financial statements included elsewhere in this report for further details.

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

Since the COVID-19 pandemic began we have experienced difficulties in obtaining raw materials and components for our products. Some of the structural dislocations in the global economy that were triggered by the pandemic are prolonging these difficulties. Particularly with respect to certain electronic components for legacy products in our T&M segment, availability has been curtailed and may not recover, and as a result, we have had to accelerate product redesign and quickly transition customers to products with more viable long-term product configurations. We expect to incur substantial costs in doing so but are unable to accurately estimate the financial impact due to the rapidly changing environment. We have also had to incur costs, related to higher shipping fees (i.e., air rather than ocean freight) and though these have abated to a degree, they have not returned to pre-pandemic levels. These factors negatively impacted our efficiency and delayed shipments for each of the fiscal quarters in fiscal 2023, and while those issues have abated in the first six months of fiscal 2024, it is unclear whether this favorable trend will continue. We are addressing these issues through long-range planning and procuring higher inventory levels for the affected items to help mitigate potential shortages whenever practicable. For our T&M segment, we are also monitoring and reacting to extended lead times on electronic components, and utilizing a variety of strategies, including blanket orders, vendor-bonded inventories, extended commitments to our supply base, and seeking alternative suppliers. Additionally, we have taken actions to increase regular contact with our essential vendors and increased our forecasting horizon for our products to help us better manage our supply chain. In some cases, we are working with our vendors to help them procure components. Our strategies to counteract these supply chain dislocations have significantly increased the amount of inventory we maintain to support our product sales. We have also experienced several situations where component shortages and scarcity have required us to pay significantly higher costs to obtain those components, particularly electronic components and circuit board assemblies in the T&M segment and inks and printer machine parts in the PI segment. We will continue to monitor our supply chain going forward and update our mitigation strategies as we determine appropriate. We are not able to predict how current supply chain difficulties will develop in the future, and if the steps we are taking are not effective, it could have a material adverse impact on our business and results of operations.

Product Identification Update

The COVID-19 pandemic impacted our PI business by limiting our ability to meet with customers to demonstrate our products at trade shows and on-site in their facilities. We partially countered this through a variety of virtual, on-line selling and digital marketing strategies, a number of which we continue to emphasize today. The degree to which post-pandemic selling practices will revert to traditional practices is unknown, and the ultimate mix of customer engagement methods of face-to-face selling versus digital selling methods are just starting to recover. For example, throughout fiscal 2023 we attended numerous trade shows, but demand generation through those selling methods has not fully recovered and digital marketing has, we believe, become a more permanent element of our go-to-market strategy. This has required us to shift resources to those technologies. Further, the reliability of timely delivery of acceptable quality printer components from one of our suppliers has deteriorated post-pandemic, which has caused us to incur additional direct procurement costs to carry higher inventories to assure adequate supplies to satisfy customers. We have also incurred additional warranty and technical service costs to offset the impacts of these quality issues and invested considerable time and resources with that supplier to improve their performance.

Test & Measurement Update

The aerospace industry, which we serve through our aerospace product line, was significantly disrupted by the COVID-19 pandemic, because of the severe decline in the demand for air travel, demand for aircraft, and a general curtailment of aircraft production rates. This had a material adverse impact on our financial results. Although air travel demand and aircraft production demand have improved and the direct and secondary impacts of the demand decline have abated, they have not recovered completely. We believe that it will be at least another one to three years before we reach full revenue recovery due to the lingering impacts of the pandemic era on the economic structure of the airline industry. General economic conditions could also still become a negative factor impacting demand for new aircraft, which could potentially stall or reverse current favorable trends. If this were to happen individually or in combination, these factors would be difficult to respond to, which could have a material adverse impact on our business operations and financial results.

Results of Operations

Three Months Ended July 29, 2023 vs. Three Months Ended July 30, 2022

Revenue by segment and current quarter percentage change over the prior year for the three months ended July 29, 2023 and July 30, 2022 were:

(Dollars in thousands)	July 29, 2023	As a % of Revenue	July 30, 2022	As a % of Revenue	% Change Compared to Prior Year
PI	$25,777	72.6%	$23,382	72.5%	10.2%
T&M	9,747	27.4%	8,877	27.5%	9.8%
Total	$35,524	100.0%	$32,259	100.0%	10.1%

Revenue for the second quarter of the current year was $35.5 million, representing a 10.1% increase compared to the previous year's second quarter revenue of $32.3 million. Revenue through domestic channels for the second quarter of the current year was $22.3 million, an increase of 17.3% from the prior year’s second quarter domestic revenue of $19.0 million. International revenue for the second quarter of the current year was $13.2 million, representing 37.1% of our second quarter revenue and reflects a 0.2% decrease from the previous year's second quarter international revenue. Current year second quarter international revenue includes a favorable foreign exchange rate impact of $0.1 million.

Hardware revenue in the second quarter of the current year was $11.3 million, a 30.5% increase compared to the prior year’s second quarter hardware revenue of $8.6 million. The current quarter increase is attributable to increased hardware sales in both the T&M and PI segments. Current quarter hardware sales in the PI segment were $5.3 million, an increase of 39.7% or $1.5 million compared to the previous year second quarter PI hardware sales of $3.8 million. This increase was the result of the $2.7 million of hardware sales from the newly acquired Astro Machine, which was partially offset by a decline in sales of our QuickLabel and TrojanLabel printers. T&M hardware sales for the current quarter were $6.0 million, a 23.3% increase from the previous year’s second quarter T&M hardware sales of $4.9 million, as the $1.3 million or 29.2% increase in sales in our aerospace printer product line was slightly offset by the modest decline in sales of our data recorder product line.

Supplies revenue in the second quarter of the current year was $19.7 million, a 2.8% increase compared to the prior year’s second quarter supplies revenue of $19.2 million. Supplies revenue increased in both the PI and T&M segment in the current quarter. The increase was primarily due to the contribution of $1.8 million of supply sales from the newly acquired Astro Machine in the PI segment. Also contributing to the current quarter's increase in supply revenue was growth in paper supply revenue for the aerospace printers in the T&M segment. The overall increase in supplies revenue for the current quarter was offset to a large degree by a decline in ink jet supplies sales in the PI segment.

Service and other revenues of $4.6 million in the current quarter increased 2.2% compared to second quarter revenue of $4.5 million in the second quarter of the prior year. The increase is due primarily to the $0.4 million of Astro Machine parts revenues included since the acquisition in the PI segment. The current quarter increase was partially offset by a decline in parts revenue for aerospace printer products in the T&M segment.

The current year's second quarter gross profit was $9.7 million, a 14.7% decrease compared to the prior year’s second quarter gross profit of $11.4 million. Current quarter gross profit margin of 27.3% reflects an 8.0 percentage point decrease from the prior year’s second quarter gross profit margin of 35.3%. The lower gross profit margin for the current quarter compared to the prior year’s second quarter is primarily attributable to $2.1 million of restructuring costs and $0.9 million of product retrofit costs recognized in the current quarter.

Operating expenses for the current quarter were $10.9 million, a 7.5% increase compared to the prior year’s second quarter operating expenses of $10.1 million. The increase in operating expenses for the current period is primarily due to the $0.4 million of operating expenses from Astro Machine and the $0.6 million impact from restructuring costs. Current quarter selling and marketing expenses were $6.7 million, a 12.0% increase compared to the second quarter of the prior year. The increase for the current quarter was primarily due to $0.4 million of severance cost due to the restructuring plan and the increase in amortization expense related to the customer relationship and trademark intangibles acquired as part of the Astro Machine acquisition, The increase in current quarter selling and marketing expenses was partially offset by decreases in wages, commissions and maintenance contract fees. Current quarter general and administrative expenses were $2.7 million, a 3.2% increase compared to the second quarter of the prior year, primarily due to $0.2 million of general and administrative expenses from Astro Machine, $0.1 million of severance cost due to the restructuring plan and increases in employee wages, benefits and share based compensation. Research and development (“R&D”) expenses were $1.6 million in the current quarter, a 2.4% decrease compared to the second quarter of the prior year, as decreases in wages and benefits were largely offset by increases in outside services and consulting fees. R&D spending as a percentage of revenue for the current quarter was 4.4% as compared to 4.9% for the same period in the prior year.

Other expenses in the second quarter of the current year were $0.8 million compared to $0.4 million for the same period in the prior year. Current quarter other expense includes interest expense on term debt and our revolving line of credit of $0.7 million, and $0.2 million of net foreign exchange loss, offset by $0.1 million of other income. Other expenses for the second quarter of the prior year consisted of interest expense on our debt of $0.2 million and $0.2 million of net foreign exchange loss.

We recognized a federal, state and foreign income tax benefit for the second quarter of the current year of $0.4 million resulting in an effective tax rate of 19.4%. The effective tax rate in this period was directly impacted by our jurisdictional mix of earnings, a $29,000 tax expense related to foreign return to provision differences and a $20,675 tax arising from windfall tax benefits related to our stock. During the three months ended July 30, 2022, we recognized an income tax expense of $0.2 million. The effective tax rate of 27.4% was directly impacted by our jurisdictional mix of earnings and a $13,000 tax expense relating to a revaluation of deferred taxes.

We reported a net loss of $1.6 million or $0.22 per diluted share for the second quarter of the current year. The results for this period were impacted by expense of $2.7 million ($2.0 million net of tax or $0.28 per diluted share) related to the restructuring plan and expense of $0.9 million ($0.7 million net of tax or $0.09 per diluted share) related to the product retrofit program. On a comparable basis, net income for the prior year’s second quarter was $0.6 million or $0.08 per diluted share.

Six Months Ended July 29, 2023 vs. Six Months Ended July 30, 2022

Revenue by segment and current period percentage change over the prior year for the six months ended July 29, 2023 and July 30, 2022 were:

(Dollars in thousands)	July 29, 2023	As a % of Revenue	July 30, 2022	As a % of Revenue	% Change Compared to Prior Year
Product Identification	$50,872	71.7%	$45,106	71.3%	12.8%
T&M	20,071	28.3%	18,163	28.7%	10.5%
Total	$70,943	100.0%	$63,269	100.0%	12.1%

Revenue for the first six months of the current year was $70.9 million, representing a 12.1% increase compared to the previous year’s first six months revenue. Revenue through domestic channels for the first half of the current year was $45.2 million, an increase of 16.7% from prior year’s domestic revenue of $38.7 million. International revenue for the first six months of the current year was $25.8 million, a 4.9% increase from the previous year’s international revenue of $24.6 million. International revenue for the first six months of the current year reflected an unfavorable foreign exchange rate impact of $0.2 million.

Hardware revenue in the first six months of the current year was $22.9 million, a 27.9% increase compared to the prior year’s first six months hardware revenue of $17.9 million. The current year's increase is attributable to increased hardware sales in both the T&M and PI segments. Current year hardware sales in the PI segment were $10.4 million, an increase of 55.8% or $3.7 million compared to the previous year's PI hardware sales of $6.7 million. This increase was the result of the $5.2 million of hardware sales from the newly acquired Astro Machine, which was partially offset by a decline in sales of our QuickLabel and TrojanLabel printers. T&M hardware sales for the current year were $12.5 million, an 11.3% increase from the prior year’s T&M hardware sales of $11.3 million, as the $2.3 million or 25.8% increase in sales in our aerospace printer product line was modestly offset by the decline in sales of our data recorder product line.

Supplies revenue in the first half of the current year was $38.8 million, representing a 4.5% increase over the prior year’s six months supplies revenue of $37.1 million. Supplies revenue increased in both the PI and T&M segment in the current year. The increase was primarily due to the $3.1 million contribution of supply sales from the newly acquired Astro Machine in the PI segment. Also contributing to the increase in the current quarter’s supply revenue was the increase in paper supply revenue for the aerospace printers in the T&M segment. The overall increase in supplies revenue for the current quarter was offset to a large degree due to the decline in ink jet supplies sales in the PI segment.

Service and other revenues were $9.2 million in the first six months of the current year, a 12.4% increase compared to the prior year’s first six months service and other revenues of $8.2 million. The increase is due primarily to $0.9 million of Astro Machine parts revenues included since the acquisition in the PI segment. The current quarter increase was offset by a decline in parts and repair revenue in the T&M segment.

Current year first six months gross profit was $22.1 million, consistent with the prior year’s first six months gross profit. Our gross profit margin of 31.1% in the current year reflects a 3.8 percentage point decrease from the prior year’s first six months gross profit margin of 34.9%. The lower gross profit and related profit margin for the current year compared to the prior year is primarily attributable to $2.1 million of restructuring costs and $0.9 million of product retrofit costs recognized in the current year.

Operating expenses for the first six months of the current fiscal year were $21.8 million, an 8.6% increase compared to the prior year’s first six months operating expenses of $20.1 million. The increase in operating expenses for the current period is primarily due to the $0.7 million of operating expenses from Astro Machine and the $0.6 million impact from restructuring costs. Selling and marketing expenses for the current year of $12.7 million increased by 7.1% compared to the previous year’s first six months primarily due to the $0.4 million of severance cost due to the restructuring plan and the increase in amortization expense related to the customer relationship and trademark intangibles acquired as part of the Astro Machine acquisition. The increase in current years selling and marketing expenses was partially offset by decreases in wages, commissions and maintenance contract fees. General and administrative expenses increased 12.6% to $5.8 million in the first six months of the current year compared to $5.1 million in the first six months of the prior year, primarily due to $0.4 million of general and administrative expenses from Astro Machine, $0.1 million of severance cost due to the restructuring plan and an increase in wages, benefits and share based compensation, professional fees and outside service fees partially offset by a decrease in employee fees. R&D spending in the first six months of the current year was $3.3 million, a 7.3% increase compared to the prior year’s first six months spend of $3.1 million primarily due to an increase in outside services and supplies expenses partially offset by decreases in employee wages. Current year spending on R&D represents 4.7% of revenue compared to the prior year’s first six months level of 4.9%.

Other expenses during the first six months of the current year were $1.2 million compared to $0.7 million in the first six months of the previous year. Current year other expense includes interest expense on debt and the line of credit of $1.3 million, offset by other income of $0.1 million. Other expenses for the first six months of the prior year included interest expense on debt of $0.4 million and net foreign exchange loss of $0.4 million, offset by other expense of $0.1 million.

We recognized a $0.2 million of income tax benefit for the first six months of the current fiscal year, resulting in an effective tax rate of 21.5%. The effective tax rate was directly impacted by our jurisdictional mix of earnings, a $77,000 tax benefit related to the expiration of the statute of limitations on a previously uncertain tax position, a $49,000 tax benefit arising from windfall tax benefits related to the Company’s stock, and a $29,000 tax expense related to foreign return to provision differences. We recognized $0.3 million of income tax expense for the first six months of the prior fiscal year, which reflected a $38,000 tax benefit related to the expiration of the statute of limitations on previously uncertain tax positions, a $21,000 tax benefit arising from windfall tax expense related to our stock, and a $13,000 tax expense relating to a revaluation of deferred taxes and resulted in a 21.7% effective tax rate.

We reported a net loss of $0.8 million, or $0.10 per diluted share, for the first six months of the current year. The results for this period were impacted by expense of $2.7 million ($2.0 million net of tax or $0.28 per diluted share) related to the restructuring plan and expense of $0.9 million ($0.7 million net of tax or $0.09 per diluted share) related to the product retrofit program. On a comparable basis, net income for the prior year’s first six months was $1.0 million, or $0.14 per diluted share.

Segment Analysis

We report two segments: PI and T&M and evaluate segment performance based on the segment profit before corporate and financial administration expenses. Summarized below are the Revenue and Segment Operating Profit (Loss) for each reporting segment:

	Three Months Ended				Six Months Ended
	Revenue		Segment Operating Profit (Loss)		Revenue		Segment Operating Profit (Loss)
(In thousands)	July 29, 2023	July 30, 2022	July 29, 2023	July 30, 2022	July 29, 2023	July 30, 2022	July 29, 2023	July 30, 2022
Product Identification	$25,777	$23,382	$(461)	$1,644	$50,872	$45,106	$2,055	$3,058
T&M	9,747	8,877	1,917	2,162	20,071	18,163	3,989	4,072
Total	$35,524	$32,259	1,456	3,806	$70,943	$63,269	6,044	7,130
Corporate Expenses			2,654	2,571			5,780	5,131
Operating Income (Loss)			(1,198)	1,235			264	1,999
Other Income (Expense), Net			(809)	(431)			(1,244)	(710)
Income (Loss) Before Income Taxes			(2,007)	804			(980)	1,289
Income Tax Provision (Benefit)			(390)	220			(211)	280
Net Income (Loss)			$(1,617)	$584			$(769)	$1,009

Product Identification-PI

Revenue from the PI segment increased $2.4 million or 10.2% in the second quarter of the current year, with revenue of $25.8 million compared to $23.4 million in the same period of the prior year. The current quarter increase is attributable to the contribution of the newly acquired Astro Machine, which provided revenue of $4.9 million for the second quarter of the current year. The current quarter increase in PI revenue was offset by declines in revenue from inkjet supplies and certain tabletop label hardware sales, particularly in North America resulting primarily from the impairment of certain label printers due to the ink quality issues related to one of our large suppliers. The PI segment recognized a current quarter segment operating loss of $0.5 million, reflecting a negative profit margin of 1.8%. This compares to the prior year’s second quarter segment profit of $1.6 million and related profit margin of 7.0%. The decrease in the current year second quarter PI segment operating profit and margin is primarily due to the impact of $2.6 million of costs related to the restructuring plan and $0.9 million of product retrofit costs recognized in the current quarter. This decrease was slightly offset by the inclusion of Astro Machine and a favorable product mix.

Revenue from the PI segment increased 12.8% to $50.9 million in the first six months of the current year from $45.1 million in the same period of the prior year. The current year’s increase is primarily due to the contribution of the newly acquired Astro Machine, which provided revenue of $9.1 million for the current year. The current year’s increase in PI revenue was offset by declines in the revenue from inkjet supplies and certain tabletop label hardware sales, particularly in North America resulting primarily from the continued adverse market reaction to issues caused by the impairment of certain label printers due to the ink quality issues related to one of our larger suppliers. The current year's PI segment operating profit was $2.1 million with a profit margin of 4.0%, compared to the prior year’s segment operating profit of $3.1 million and related profit margin of 6.8%. The decrease in current year's PI segment operating profit and margin is primarily due to the impact of $2.6 million of costs related to the restructuring plan and $0.9 million of product retrofit costs recognized in the current year. This decrease was slightly offset by the inclusion of Astro Machine and a favorable product mix.

Test & Measurement—T&M

Revenue from the T&M segment was $9.7 million for the second quarter of the current fiscal year, representing a 9.8% increase compared to revenue of $8.9 million for the same period in the prior year. The increase in revenue for the current quarter is primarily attributable to strong hardware sales in our aerospace product lines as a result of increased aerospace printer product unit volume. Demand for printers, especially for narrow-body aircraft, has increased due to the post-pandemic recovery in air travel demand and new orders of airplanes and the corresponding increase in production rates. The sales of printers for wide-body aircraft have increased but at much slower rates compared with narrow-body demand. Current quarter revenue increase was partially offset by a decline in hardware sales in the data recorder product line. T&M’s second quarter segment operating profit was $1.9 million, reflecting a profit margin of 19.7%, compared to the prior year second quarter segment operating profit of $2.2 million and related operating margin of 24.4%. The decrease in T&M’s current year second quarter segment operating profit margin is due to lower revenue from high-margin product lines.

Revenue from the T&M segment was $20.1 million for the first six months of the current fiscal year, a 10.5% increase compared to sales of $18.2 million for the same period in the prior year. The increase in revenue for the current year was primarily attributable to strong hardware sales in our aerospace product lines as a result of increased aerospace printer product unit volume. Demand for printers, especially for narrow-body aircraft, has increased due to the post-pandemic recovery in air travel demand, which has driven new orders of airplanes and a corresponding increase in production rates. The sales of printers for wide-body aircraft have increased but at a much slower rate compared with narrow-body demand. the current quarter T&M segment revenue increase was partially offset by a decline in T&M hardware sales in the data recorder product line. The segment’s first six months operating profit of $4.0 million resulted in a 19.9% profit margin compared to the prior year’s segment operating profit of $4.1 million and related operating margin of 22.4%. The decrease in T&M’s current year segment operating profit margin is due to lower revenue from high-margin product lines.

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

At July 29, 2023 our cash and cash equivalents were $4.5 million. We have borrowed $13.9 million on our revolving line of credit and have $11.1 million available for borrowing under that facility as of July 29, 2023.

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

We must comply with various customary financial and non-financial covenants under the Amended Credit Agreement. The financial covenants under the Amended Credit Agreement consist of a maximum consolidated leverage ratio, a minimum consolidated fixed charge coverage ratio and a minimum consolidated asset coverage ratio. The primary non-financial covenants limit our and our subsidiaries’ ability to incur future indebtedness, to place liens on assets, to pay dividends or distributions on our or our subsidiaries’ capital stock, to repurchase or acquire our or our subsidiaries’ capital stock, to conduct mergers or acquisitions, to sell assets, to alter our or our subsidiaries’ capital structure, to make investments and loans, to change the nature of our or our subsidiaries’ business, and to prepay subordinated indebtedness, in each case subject to certain exceptions and thresholds as set forth in the Amended Credit Agreement, certain of which provisions were modified by the Second Amendment. As of July 29, 2023, we believe we are in compliance with all of the covenants in the Credit Agreement.

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

Cash Flow

Our statements of cash flows for the six months ended July 29, 2023 and July 30, 2022 are included in Item 1 of this Quarterly Report on Form 10-Q. Net cash provided by operating activities was $4.7 million for the first six months of fiscal 2024 compared to cash used of $3.8 million for the same period of the previous year. The increase in net cash provided by operations for the first six months of the current year is primarily due to an increase in cash provided by working capital. The combination of changes in accounts receivable, inventory, income taxes payable, accounts payable and accrued expenses increased cash by $0.2 million for the first six months of fiscal 2024, compared to a decrease of $10.3 million for the same period in fiscal 2023. Cash provided for operating activities for the six months of fiscal 2024 was impacted by $2.0 million of non cash restructuring costs. The cash used for operating activities for the six months of fiscal 2023 was partially offset by $3.1 million of cash received for the employee retention credit.

Our accounts receivable balance decreased to $18.0 million at the end of the second quarter of fiscal 2024 compared to $21.6 million at year end. Days sales outstanding for the second quarter of the current year decreased to 46 days, compared to 49 days at prior year end. Our inventory balance was $49.1 million at the end of the first quarter of fiscal 2024, a decrease compared to $51.3 million at year end. Inventory days on hand decreased to 171 days at the end of the current quarter from 176 days at the prior year end. The decrease in our inventory balance is primarily due to the write down of inventory of $2.0 million related to the restructuring plan initiated in the second quarter, as well as the lingering impact of inventory increases related to difficulties in the supply chain environment, including increased pricing and long lead times to obtain components and supplies, which has required us to increase our component and supply buffer stock to support the demands of our customers and which has not yet abated. We have also increased inventory levels related to our T&M products to maintain our targeted inventory levels as a result of increased sales in that segment and parts shortage issues.

Our cash position at July 29, 2023, was $4.5 million compared to $3.9 million at year end. The increase in cash during the current quarter was primarily a result of cash provided from the working capital accounts, as discussed above. Cash outflows during the quarter included repayments on our revolving line of credit of $2.0 million, principal payments on our long-term debt and the guaranteed royalty obligation of $0.8 million and $0.9 million, respectively, and cash used for capital expenditures of $0.5 million.

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q may contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are not statements of historical fact, but rather reflect our current expectations concerning future events and results. We generally use the words “believes,” “expects,” “intends,” “plans,” “anticipates,” “likely,” “continues,” “may,” “will,” and similar expressions to identify forward-looking statements. Such forward-looking statements, including those concerning our expectations, involve risks, uncertainties and other factors, some of which are beyond our control, which may cause our actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements. Factors which could cause actual results to differ materially from those anticipated include, but are not limited to (a) general economic, financial, industry and business conditions; (b) the continuing impact of the COVID-19 pandemic on us, our customers, our suppliers and the global economy; (c) declining demand in the test and measurement markets, especially defense and aerospace; (d) our ability to develop and introduce new products and achieve market acceptance of these products; (e) our dependance on contract manufacturers and/or single or limited source suppliers; (f) competition in the specialty printer or data acquisition industries; (g) our ability to obtain adequate pricing for our products and control our cost structure; (h) our ability to adequately enforce and protect our intellectual property, defend against assertions of infringement or loss of certain licenses; (i) the risk of incurring liabilities as a result of installed product failures due to design or manufacturing defects (j) the risk of a material security breach of our information technology system or cybersecurity attack impacting our business and our relationship with customers; (k) our ability to attract, develop and retain key employees and manage human capital resources; (l) economic, political and other risks associated with international sales and operations and the impact of changes in foreign currency exchange rates on the results of operations; (m) changes in tax rates or exposure to additional income tax liabilities; (n) our ability to comply with our current credit agreement or secure alternative financing and to otherwise manage our indebtedness; (o) our ability to successfully integrate and realize the expected benefits from Astro Machine and other acquisitions and realize benefits from divestitures; (p) our ability to maintain adequate self-insurance accruals or insurance coverage for employee health care benefits; (q) our compliance with customer or regulators certifications and our compliance with certain governmental laws and regulations; (r) our ability to achieve and maintain effective internal controls and procedures over financial reporting; (s) the risk that we may not successfully execute or achieve the expected benefits of our restructuring plan for our Product Identification segment and (t) all other risks included under “Item 1A-Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended January 31, 2023. We assume no obligation to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by law.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

During the six months ended July 29, 2023, there were no material changes to our market risk disclosures as set forth in Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended January 31, 2023.

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

Our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of July 29, 2023 as a result of the material weakness in our internal control over financial reporting described below.

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

Plan for Remediation of Material Weakness

Our management has discussed the identified material weakness with the Audit Committee of our Board of Directors. During fiscal 2024, we have begun to implement measures designed to improve internal control over financial reporting and to remediate our material weakness. Among other things, we have supplemented our controls regarding the review of contracts, hired additional qualified accounting and financial reporting personnel with appropriate expertise to perform specific functions and responsibilities. Additionally, we have engaged a national accounting firm to provide additional depth and expertise to assist with the identification, recording, and reporting of complex US GAAP technical accounting matters.

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

Changes in Internal Control over Financial Reporting

Except for the measures taken to remediate our identified material weakness noted above, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the fiscal quarter ended July 29, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We may not successfully execute or achieve the expected benefits of our restructuring plan for our Product Identification segment.

In July 2023, we announced a restructuring plan for our Product Identification segment to streamline the cost structure and enhance the operational efficiencies of the segment. These measures that we have taken and expect to take pursuant to the restructuring plan are subject to known and unknown risks and uncertainties, including whether we have targeted the appropriate areas for our cost-saving efforts and at the appropriate scale, and whether, if required in the future, we will be able to appropriately target any additional areas for our cost-saving efforts. As such, the actions we are taking under the restructuring plan and that we may decide to take in the future may not be successful in yielding our intended results. Implementation of the restructuring plan and any other cost-saving initiatives may be costly and disruptive to our business, the expected costs and charges may be greater than we have forecasted, and the estimated cost savings may be lower than we have forecasted. Additionally, certain aspects of the restructuring plan, such as severance costs in connection with reducing our headcount, could negatively impact our cash flows. In addition, our initiatives have resulted, and could in the future result in, personnel attrition beyond our planned reduction in headcount or reduced employee morale, which could in turn adversely impact productivity, including through a loss of continuity, loss of accumulated knowledge and/or inefficiency during transitional periods, or our ability to attract highly skilled employees. See Note 17, “Restructuring,” in our condensed consolidated financial statements included elsewhere in this report for further details regarding the restructuring plan.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds , and Issuer Purchases of Equity Securities

During the second quarter of fiscal 2024, we made the following repurchases of our common stock:

	Total Number of Shares Repurchased	Weighted Average Price paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Be Purchased Under the Plans or Programs
May 1—May 31	—	$—	—	—
June 1—June 30	—	$—	—	—
July 1—July 31	—	$—	—	—

Item 6. Exhibits

3A

Restated Articles of Incorporation of the Company and all amendments thereto, filed as Exhibit 3A to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 30, 2016 and incorporated by reference herein.

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

ASTRONOVA, INC. (Registrant)

Date: September 7, 2023	By	/s/ Gregory A. Woods
Gregory A. Woods,
President and Chief Executive Officer
(Principal Executive Officer)

	By	/s/ David S. Smith
David S. Smith,
Vice President, Chief Financial Officer and Treasurer
(Principal Accounting Officer and Principal Financial Officer)