Form 10-Q
period 2023-10-28
AstroNova, Inc.
filed 2023-12-06
CIK 8146

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 28, 2023

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

The number of shares of the registrant’s common stock, $.05 par value per share, outstanding as of December 1, 2023 was 7,432,799

ASTRONOVA, INC.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

ASTRONOVA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Data)

	October 28, 2023	January 31, 2023
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$4,827	$3,946
Accounts Receivable, net	21,999	21,598
Inventories, net	47,005	51,324
Prepaid Expenses and Other Current Assets	3,056	2,894
Total Current Assets	76,887	79,762
Property, Plant and Equipment, net	14,252	14,288
Identifiable Intangibles, net	19,420	21,232
Goodwill	14,440	14,658
Deferred Tax Assets, net	6,903	6,907
Right of Use Asset	650	794
Other Assets	1,651	1,566
TOTAL ASSETS	$134,203	$139,207
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts Payable	$4,893	$8,479
Accrued Compensation	3,256	2,750
Other Accrued Expenses	4,410	3,308
Revolving Line of Credit	14,900	15,900
Current Portion of Long-Term Debt	2,700	2,100
Current Liability—Royalty Obligation	1,500	1,725
Current Liability—Excess Royalty Payment Due	542	562
Income Taxes Payable	56	786
Deferred Revenue	1,441	1,888
Total Current Liabilities	33,698	37,498
NON-CURRENT LIABILITIES
Long-Term Debt, net of current portion	10,039	12,040
Royalty Obligation, net of current portion	2,476	3,415
Lease Liabilities, net of current portion	459	555
Income Taxes Payable	491	491
Deferred Revenue	—	674
Deferred Tax Liabilities	152	167
TOTAL LIABILITIES	47,315	54,840
SHAREHOLDERS’ EQUITY
Preferred Stock, $10 Par Value, Authorized 100,000 shares, None Issued	—	—
Common Stock, $0.05 Par Value, Authorized 13,000,000 shares; Issued 10,801,253 and 10,676,851 shares at October 28, 2023 and January 31, 2023, respectively	540	534
Additional Paid-in Capital	62,340	61,131
Retained Earnings	61,158	59,175
Treasury Stock, at Cost, 3,368,454 and 3,342,032 shares at October 28, 2023 and January 31, 2023, respectively	(34,588)	(34,235)
Accumulated Other Comprehensive Loss, net of tax	(2,562)	(2,238)
TOTAL SHAREHOLDERS’ EQUITY	86,888	84,367
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$134,203	$139,207

See Notes to condensed consolidated financial statements (unaudited).

ASTRONOVA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Per Share Data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	October 28, 2023	October 29, 2022	October 28, 2023	October 29, 2022
Revenue	$37,549	$39,405	$108,493	$102,674
Cost of Revenue	22,770	26,923	71,618	68,080
Gross Profit	14,779	12,482	36,875	34,594
Operating Expenses:
Selling and Marketing	5,744	5,908	18,451	17,771
Research and Development	1,683	1,903	5,028	5,021
General and Administrative	2,734	3,325	8,514	8,456
Operating Expenses	10,161	11,136	31,993	31,248
Operating Income	4,618	1,346	4,882	3,346
Other Income (Expense), net:
Interest Expense	(630)	(701)	(1,919)	(1,086)
Loss on Foreign Currency Transactions	(279)	(237)	(291)	(614)
Other, net	(8)	(17)	49	35
	(917)	(955)	(2,161)	(1,665)
Income Before Income Taxes	3,701	391	2,721	1,681
Income Tax Provision	949	102	738	383
Net Income	$2,752	$289	$1,983	$1,298
Net Income per Common Share—Basic:	$0.37	$0.04	$0.27	$0.18
Net Income per Common Share—Diluted:	$0.37	$0.04	$0.27	$0.18
Weighted Average Number of Common Shares Outstanding:
Basic	7,428	7,324	7,407	7,299
Diluted	7,485	7,379	7,477	7,363

See Notes to condensed consolidated financial statements (unaudited).

ASTRONOVA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In Thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	October 28, 2023	October 29, 2022	October 28, 2023	October 29, 2022
Net Income	$2,752	$289	$1,983	$1,298
Other Comprehensive Income (Loss), net of taxes:
Foreign Currency Translation Adjustments	(598)	(497)	(324)	(1,864)
Loss from Cash Flow Hedges Reclassified to Income Statement	—	16	—	47
Other Comprehensive Income (Loss)	(598)	(481)	(324)	(1,817)
Comprehensive Income (Loss)	$2,154	$(192)	$1,659	$(519)

See Notes to condensed consolidated financial statements (unaudited).

ASTRONOVA, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

($ In Thousands, Except per Share Data)

(Unaudited)

	Common Stock		Additional Paid-in	Retained	Treasury	Accumulated Other Comprehensive	Total Shareholders’
	Shares	Amount	Capital	Earnings	Stock	Income (Loss)	Equity
Balance January 31, 2023	10,676,851	$534	$61,131	$59,175	$(34,235)	$(2,238)	$84,367
Share-Based Compensation	—	—	356	—	—	—	356
Employee Option Exercises	4,094	—	43	—	—	—	43
Restricted Stock Awards Vested	99,989	4	(4)	—	(350)	—	(350)
Net Income	—	—	—	848	—	—	848
Other Comprehensive Income	—	—	—	—	—	210	210
Balance April 29, 2023	10,780,934	$538	$61,526	$60,023	$(34,585)	$(2,028)	$85,474
Share-Based Compensation	—	—	398	—	—	—	398
Employee Option Exercises	7,429	1	81	—	—	—	82
Restricted Stock Awards Vested	4,516	1	(1)	—	—	—	—
Net Loss	—	—	—	(1,617)	—	—	(1,617)
Other Comprehensive Income	—	$—	$—	$—	$—	$64	$64
Balance July 29, 2023	10,792,879	$540	$62,004	$58,406	$(34,585)	$(1,964)	$84,401
Share-Based Compensation	—	—	311	—	—	—	311
Employee Option Exercises	2,391	—	25	—	—	—	25
Restricted Stock Awards Vested	5,983	—	—	—	(3)	—	(3)
Net Income	—	—	—	2,752	—	—	2,752
Other Comprehensive Loss	—	—	—	—	—	(598)	(598)
Balance October 28, 2023	10,801,253	540	62,340	61,158	(34,588)	(2,562)	86,888

Balance January 31, 2022	10,566,404	$528	$59,692	$56,514	$(33,974)	$(1,748)	$81,012
Share-Based Compensation	—	—	337	—	—	—	337
Employee Option Exercises	11,164	1	87	—	—	—	88
Restricted Stock Awards Vested	61,513	3	(3)	—	(249)	—	(249)
Net Income	—	—	—	425	—	—	425
Other Comprehensive Loss	—	—	—	—	—	(917)	(917)
Balance April 30, 2022	10,639,081	$532	$60,113	$56,939	$(34,223)	$(2,665)	$80,696
Share-Based Compensation	—	—	235	—	—	—	235
Restricted Stock Awards Vested	20,410	1	(1)	—	—	—	—
Net Income	—	—	—	584	—	—	584
Other Comprehensive Loss	—	—	—	—	—	(419)	(419)
Balance July 30, 2022	10,659,491	$533	$60,347	$57,523	$(34,223)	$(3,084)	$81,096
Share-Based Compensation	—	—	405	—	—	—	405
Employee Option Exercises	9,097	1	22	—	—	—	23
Restricted Stock Awards Vested	1,101	—	—	—	(4)	—	(4)
Net Income	—	—	—	289	—	—	289
Other Comprehensive Loss	—	—	—	—	—	(481)	(481)
Balance October 29, 2022	10,669,689	$534	$60,774	$57,812	$(34,227)	$(3,565)	$81,328

See Notes to condensed consolidated financial statements (unaudited).

ASTRONOVA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Nine Months Ended
	October 28, 2023	October 29, 2022
Cash Flows from Operating Activities:
Net Income	$1,983	$1,298
Adjustments to Reconcile Net Income to Net Cash Provided (Used) by Operating Activities:
Depreciation and Amortization	3,158	2,621
Amortization of Debt Issuance Costs	17	18
Share-Based Compensation	1,065	977
Restructuring, non-cash	2,040	—
Changes in Assets and Liabilities:
Accounts Receivable	(563)	(1,874)
Other Receivable – Employee Retention Credit Receivable	—	3,135
Inventories	2,111	(11,695)
Income Taxes	(531)	142
Accounts Payable and Accrued Expenses	(2,036)	(1,240)
Deferred Revenue	(1,121)	110
Other	(221)	(947)
Net Cash (Used for) Provided by Operating Activities	5,902	(7,455)
Cash Flows from Investing Activities:
Cash Paid for Astro Machine Acquisition, net of acquired cash	—	(17,034)
Purchases of Property, Plant and Equipment	(1,279)	(222)
Net Cash Used for Investing Activities	(1,279)	(17,256)
Cash Flows from Financing Activities:
Net Cash Proceeds from Employee Stock Option Plans	71	69
Net Cash Proceeds from Share Purchases under Employee Stock Purchase Plan	79	42
Net Cash Used for Payment of Taxes Related to Vested Restricted Stock	(353)	(253)
Borrowings under Revolving Credit Facility	—	19,900
Repayment under Revolving Credit Facility	(1,000)	—
Proceeds from Long-Term Debt Borrowings	—	6,000
Payment of Minimum Guarantee Royalty Obligation	(1,350)	(1,500)
Principal Payments of Long-Term Debt	(1,425)	(625)
Payment of Debt Issuance Costs	—	(15)
Net Cash Provided by (Used) for Financing Activities	(3,978)	23,618
Effect of Exchange Rate Changes on Cash and Cash Equivalents	236	313
Net Increase (Decrease) in Cash and Cash Equivalents	881	(780)
Cash and Cash Equivalents, Beginning of Period	3,946	5,276
Cash and Cash Equivalents, End of Period	$4,827	$4,496
Supplemental Disclosures of Cash Flow Information:
Cash Paid During the Period for Interest	$1,695	$440
Cash Paid During the Period for Income Taxes, net of refunds	$1,285	$265

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

Recently Adopted Accounting Pronouncements

In October 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update 2023-06, "Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Updated and Simplification Initiative" ("ASU 2023-06"), which amends the disclosure or presentation requirements related to various subtopics in the FASB Accounting Standards Codification. ASU 2023-06 was issued in response to the U.S. Securities and Exchange Commission’s (the "SEC") August 2018 final rule that updated and simplified disclosure requirements and is intended to align U.S. GAAP requirements with those of the SEC and to facilitate the application of U.S. GAAP for all entities. For entities subject to the SEC’s existing disclosure requirements and for entities required to file or furnish financial statements with or to the SEC in preparation for the sale of or for purposes of issuing securities that are not subject to contractual restrictions on transfer, the effective date for each amendment will be the date on which the SEC removes that related disclosure from its rules. For all other entities, the amendments will be effective two years later. However, if by June 30, 2027, the SEC has not removed the related disclosure from its regulations, the amendments will be removed from the Codification and not become effective for any entity. We are currently assessing potential impacts of ASU 2023-06 and do not expect the adoption of this guidance to have a material impact on our condensed consolidated financial statements and disclosures.

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

Total acquisition-related costs of $0.7 million were included in general and administrative expense in our consolidated statement of income for the three and nine months ended October 28, 2023.

The amounts of revenue and earnings before taxes attributable to Astro Machine and included in our consolidated statement of income were as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	October 28, 2023	October 29, 2022	October 28, 2023	October 29, 2022
Revenue	$4,703	$6,575	$13,830	$12,515
Earnings before Taxes	$1,199	$1,055	$2,594	$1,571

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

The minimum royalty payment due was discounted based on the payment schedule and applicable discount rate, resulting in an outstanding royalty obligation of $0.5 million as of January 31, 2023, including $0.1 million recorded as a current liability. Additional royalties based on sales activity will be recorded in the period that the associated revenue is earned. During fiscal 2023, we incurred $0.1 million in excess royalty expense, which was paid in the first quarter of the current fiscal year. As of the end of the third quarter of the current year, we incurred an additional $0.2 million in royalties payable to Honeywell which was paid in the current fiscal year. As of October 28, 2023, the current outstanding royalty obligation is $0.5 million, including $0.1 million recorded as a current liability in the accompanying balance sheet.

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

Revenues disaggregated by primary geographic markets and major product types are as follows:

Primary geographical markets

	Three Months Ended		Nine Months Ended
(In thousands)	October 28, 2023	October 29, 2022*	October 28, 2023	October 29, 2022*
United States	$20,953	$22,473	$61,773	$61,168
Europe	11,292	11,447	31,088	26,748
Canada	2,311	2,392	6,480	6,472
Asia	1,670	1,480	4,920	4,206
Central and South America	995	1,311	3,220	3,222
Other	328	302	1,012	858
Total Revenue	$37,549	$39,405	$108,493	$102,674

*Certain amounts have been reclassified to conform to the current year's presentation.

Major product types

	Three Months Ended		Nine Months Ended
(In thousands)	October 28, 2023	October 29, 2022	October 28, 2023	October 29, 2022
Hardware	$12,865	$11,947	$35,800	$29,885
Supplies	19,973	22,945	58,744	60,055
Service and Other	4,711	4,513	13,949	12,734
Total Revenue	$37,549	$39,405	$108,493	$102,674

In December 2022, we entered into an amended contract with one of our T&M customers that provided for a total payment of $3.25 million to us as a result of our claims allowable under French law relating to additional component costs we have incurred and will continue to incur in order to supply aerospace printers under the contract for the period beginning in April 2022 and continuing through 2025. Revenue from this arrangement will be recognized in proportion to the total estimated shipments through the end of the contract period. As of January 31, 2023, we have recognized $1.1 million in revenue and the $2.15 million balance was recorded as deferred revenue. During the three and nine months ended October 28, 2023, we recognized an additional $0.4 million and $1.0 million, respectively, which is included in revenue in the condensed consolidated statement of income for the respective periods presented, and there is a balance of $1.1 million in the deferred revenue at October 28, 2023. The remaining revenue to be recognized will be based on our shipments of the printers during the remainder of fiscal year 2024 and during fiscal year 2025.

Contract Assets and Liabilities

We normally do not have contract assets, which are primarily unbilled accounts receivable that are conditional on something other than the passage of time.

Our contract liabilities, which represent billings in excess of revenue recognized, are related to advanced billings for purchased service agreements and extended warranties. Contract liabilities were $304,000 and $412,000 at October 28, 2023 and January 31, 2023, respectively, and are recorded as deferred revenue in the accompanying condensed consolidated balance sheet. The decrease in the deferred revenue balance during the nine months ended October 28, 2023 is due to revenue recognized during the current period, including $521,000 of revenue recognized that was included in the deferred revenue balance at January 31, 2023. The amount of revenue recognized for the period was partially offset by cash payments received in advance of satisfying performance obligations.

Contract Costs

We recognize an asset for the incremental costs of obtaining a contract with a customer if we expect the benefit of those costs to be longer than one year. We have determined that certain costs related to obtaining sales contracts for our aerospace printer products meet the requirement to be capitalized. These costs are deferred and amortized over the remaining useful life of these contracts, which we currently estimate to be approximately 18 years as of October 28, 2023. The balance of these contract assets at January 31, 2023 was $1.4 million. During the three and nine months ended October 28, 2023, we amortized contract costs of $19,000 and $56,000, respectively. The balance of deferred incremental direct costs net of accumulated amortization at October 28, 2023 was $1.3 million, of which $0.1 million is reported in other current assets and $1.2 million is reported in other assets in the accompanying condensed consolidated balance sheet.

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

	Three Months Ended		Nine Months Ended
	October 28, 2023	October 29, 2022	October 28, 2023	October 29, 2022
Weighted Average Common Shares Outstanding – Basic	7,428,202	7,324,089	7,406,985	7,299,277
Effect of Dilutive Options, Restricted Stock Awards and Restricted Stock Units	56,790	55,314	70,363	63,752
Weighted Average Common Shares Outstanding – Diluted	7,484,992	7,379,403	7,477,348	7,363,029

For the three and nine months ended October 28, 2023, the diluted per share amounts do not reflect weighted average common equivalent shares outstanding of 505,293 and 390,326, respectively. For the three and nine months ended October 29, 2022, the diluted per share amounts do not reflect weighted average common equivalent shares outstanding of 540,407 and 602,510, respectively. These outstanding common equivalent shares were not included due to their anti-dilutive effect.

Note 6 – Intangible Assets

Intangible assets are as follows:

	October 28, 2023				January 31, 2023
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Currency Translation Adjustment	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Currency Translation Adjustment	Net Carrying Amount
Miltope:
Customer Contract Relationships	$3,100	$(3,019)	$—	$81	$3,100	$(2,777)	$—	$323
RITEC:
Customer Contract Relationships	2,830	(1,672)	—	1,158	2,830	(1,623)	—	1,207
TrojanLabel:
Existing Technology	2,327	(2,336)	89	80	2,327	(2,087)	94	334
Distributor Relations	937	(662)	21	296	937	(588)	27	376
Honeywell:
Customer Contract Relationships	27,773	(12,578)	—	15,195	27,773	(11,913)	—	15,860
Astro Machine:
Customer Contract Relationships	3,060	(765)	—	2,295	3,060	(306)	—	2,754
Trademarks	420	(105)	—	315	420	(42)	—	378
Intangible Assets, net	$40,447	$(21,137)	$110	$19,420	$40,447	$(19,336)	$121	$21,232

There were no impairments to intangible assets during the periods ended October 28, 2023 and October 29, 2022.

With respect to the acquired intangibles included in the table above, amortization expense of $0.6 million and $0.4 million has been included in the condensed consolidated statements of income for each of the three months ended October 28, 2023, and October 29, 2022, respectively. Amortization expense of $1.8 million and $1.2 million related to the above-acquired intangibles has been included in the accompanying condensed consolidated statement of income for the nine months ended October 28, 2023 and October 29, 2022, respectively.

Estimated amortization expense for the next five fiscal years is as follows:

(In thousands)	Remaining 2024	2025	2026	2027	2028
Estimated amortization expense	$595	$1,722	$1,722	$1,722	$1,281

Note 7 – Inventories

Inventories are stated at the lower of cost (standard and average methods) or net realizable value and include material, labor and manufacturing overhead. The components of inventories are as follows:

(In thousands)	October 28, 2023	January 31, 2023
Materials and Supplies	$37,248	$38,387
Work-In-Process	1,453	1,146
Finished Goods	17,415	23,221
	56,116	62,754
Inventory Reserve	(9,111)	(11,430)
	$47,005	$51,324

Note 8 – Property, Plant and Equipment

Property, plant and equipment consist of the following:

(In thousands)	October 28, 2023	January 31, 2023
Land and Land Improvements	$2,304	$2,304
Buildings and Leasehold Improvements	14,372	14,158
Machinery and Equipment	25,838	24,960
Computer Equipment and Software	14,058	13,972
Gross Property, Plant and Equipment	56,572	55,394
Accumulated Depreciation	(42,320)	(41,106)
Net Property Plant and Equipment	$14,252	$14,288

Depreciation expense on property, plant and equipment was $0.4 million and $1.3 million for the three and nine months ended October 28, 2023, respectively. Depreciation expense on property, plant and equipment was $0.5 million and $1.0 million for the three and nine months ended October 29, 2022, respectively.

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

We must comply with various customary financial and non-financial covenants under the Amended Credit Agreement. The financial covenants under the Amended Credit Agreement consist of a maximum consolidated leverage ratio, a minimum consolidated fixed charge coverage ratio and a minimum consolidated asset coverage ratio. The primary non-financial covenants limit our and our subsidiaries’ ability to incur future indebtedness, to place liens on assets, to pay dividends or distributions on our or our subsidiaries’ capital stock, to repurchase or acquire our or our subsidiaries’ capital stock, to conduct mergers or acquisitions, to sell assets, to alter our or our subsidiaries’ capital structure, to make investments and loans, to change the nature of our or our subsidiaries’ business, and to prepay subordinated indebtedness, in each case subject to certain exceptions and thresholds as set forth in the Amended Credit Agreement, certain of which provisions were modified by the Second Amendment. As of October 28, 2023, we believe we are in compliance with all of the covenants in the Credit Agreement.

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

Summary of Outstanding Debt

At October 28, 2023, we had an outstanding balance of $14.9 million on our revolving line of credit. The balance outstanding under the revolving line of credit bore interest at a weighted average annual rate of 7.94% and 7.60% and we incurred $311,000 and $936,000 for interest on this obligation during the three and nine months ended October 28, 2023, respectively. Additionally, during the nine months ended October 28, 2023, we incurred $23,000 of commitment fees on the undrawn portion of our revolving credit facility. The balance outstanding under the revolving line of credit bore interest at a weighted average rate of 7.32% and 5.74%, respectively, for the three and nine months ended October 29, 2022, and we incurred $341,000 and $409,000, respectively, for interest on this obligation during the three and nine months ended October 29, 2022. Additionally, during the nine months ended October 29, 2022, we incurred $38,000 of commitment fees on the undrawn portion of our revolving credit facility. Both the interest expense and commitment fees are included as interest expense in the accompanying condensed consolidated statements of income for all periods presented. At October 28, 2023, there was $10.1 million remaining available for borrowing under the revolving line of credit.

Long-term debt in the accompanying condensed consolidated balance sheets is as follows:

(In thousands)	October 28, 2023	January 31, 2023
USD Term Loan (7.69% as of October 28, 2023 and 6.78% as of January 31, 2023); maturity date of August 4, 2027	$12,825	$14,250
Debt Issuance Costs, net of accumulated amortization	(86)	(110)
Current Portion of Term Loan	(2,700)	(2,100)
Long-Term Debt	$10,039	$12,040

During the three and nine months ended October 28, 2023, we recognized interest expense on debt of $254,000 and $768,000, respectively, and during the three and nine months ended October 29, 2022, we recognized $266,000 and $384,000, respectively, which is recognized in the accompanying condensed consolidated statements of income for all periods presented.

The schedule of required principal payments remaining during the next five years on long-term debt outstanding as of October 28, 2023 is as follows:

(In thousands)
Fiscal 2024, remainder	$675
Fiscal 2025	2,700
Fiscal 2026	2,700
Fiscal 2027	2,700
Fiscal 2028	4,050
$12,825

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

The guaranteed minimum royalty payment obligation was recorded at the present value of the minimum annual royalty payments. As of October 28 2023, we had paid an aggregate of $10.8 million of the guaranteed minimum royalty obligation. At October 28, 2023, the current portion of the outstanding guaranteed minimum royalty obligation of $1.5 million is to be paid over the next twelve months and is reported as a current liability and the remainder of $2.0 million is reported as a long-term liability on our condensed consolidated balance sheet. For the three and nine months ended October 28, 2023, we incurred $0.5 million and $1.4 million, respectively, in excess royalty expense which is included in cost of revenue in our consolidated statements of income. A total of $1.3 million in excess royalties was paid in the current fiscal year, and there are $0.5 million in excess royalty payables due as a result of this agreement for the quarter ended October 28, 2023.

In fiscal 2023, AstroNova, Inc. entered into a second Asset Purchase and License Agreement with Honeywell as further discussed in Note 3 “Acquisitions”.

Note 11 – Leases

We enter into lease contracts for certain of our facilities at various locations worldwide. Our leases have remaining lease terms of one to six years.

Balance sheet and other information related to our leases is as follows:

Operating Leases (In thousands)	Balance Sheet Classification	October 28, 2023	January 31, 2023
Lease Assets	Right of Use Assets	$650	$794
Lease Liabilities – Current	Other Liabilities and Accrued Expenses	$254	$275
Lease Liabilities – Long Term	Lease Liabilities	$459	$555

Lease cost information is as follows:

		Three Months Ended	Nine Months Ended
Operating Leases (In thousands)	Statement of Income Classification	October 28, 2023	October 28, 2023
Operating Lease Costs	General and Administrative Expense	$103	$362

		Three Months Ended	Nine Months Ended
Operating Leases (In thousands)	Statement of Income Classification	October 29, 2022	October 29, 2022
Operating Lease Costs	General and Administrative Expense	$115	$350

Maturities of operating lease liabilities are as follows:

(In thousands)	October 28, 2023
Fiscal 2024, remaining	$86
Fiscal 2025	252
Fiscal 2026	193
Fiscal 2027	145
Fiscal 2028	89
Thereafter	—
Total Lease Payments	765
Less: Imputed Interest	(52)
Total Lease Liabilities	$713

As of October 28, 2023, the weighted-average remaining lease term and weighted-average discount rate for our operating leases are 3.2 years and 4.39%, respectively. We calculated the weighted-average discount rate using incremental borrowing rates, which equal the rates of interest that we would pay to borrow funds on a fully collateralized basis over a similar term.

Supplemental cash flow information related to leases is as follows:

	Three Months Ended	Nine Months Ended
(In thousands)	October 28, 2023	October 28, 2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$91	$268

	Three Months Ended	Nine Months Ended
(In thousands)	October 29, 2022	October 29, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$74	$237

Note 12 – Accumulated Other Comprehensive Loss

The changes in the balance of accumulated other comprehensive loss by component are as follows:

(In thousands)	Foreign Currency Translation Adjustments
Balance at January 31, 2023	$(2,238)
Other Comprehensive Loss before reclassification	(324)
Balance at October 28, 2023	$(2,562)

The amounts presented above in other comprehensive loss are net of taxes except for translation adjustments associated with our German and Danish subsidiaries.

Note 13 – Share-Based Compensation

We have one equity incentive plan from which we are authorized to grant equity awards, the AstroNova, Inc. 2018 Equity Incentive Plan (the “2018 Plan”). The 2018 Plan provides for, among other things, the issuance of awards, including incentive stock options, non-qualified stock options, stock appreciation rights, time-based restricted stock units (“RSUs”), or performance-based restricted stock units (“PSUs”) and restricted stock awards (“RSAs”). The 2018 Plan authorizes the issuance of up to 950,000 shares of common stock, plus an additional number of shares equal to the number of shares subject to awards granted under previous equity incentive plans that are forfeited, cancelled, satisfied without the issuance of stock, otherwise terminated (other than by exercise), or, for shares of stock issued pursuant to any unvested award, that are reacquired by us at not more than the grantee’s purchase price (other than by exercise). Under the 2018 Plan, all awards to employees generally have a minimum vesting period of one year. Options granted under the 2018 Plan must be issued at an exercise price of not less than the fair market value of our common stock on the date of grant and expire after ten years. Under the 2018 Plan, there were 123,772 unvested RSUs; 188,633 unvested PSUs; and options to purchase an aggregate of 135,500 shares outstanding as of October 28, 2023.

In addition to the 2018 Plan, we previously granted equity awards under our 2015 Equity Incentive Plan (the “2015 Plan”) and our 2007 Equity Incentive Plan (the “2007 Plan”). No new awards may be issued under either the 2007 Plan or 2015 Plan, but outstanding awards will continue to be governed by those plans. As of October 28, 2023, options to purchase an aggregate of 263,749 shares were outstanding under the 2007 Plan and options to purchase an aggregate of 129,000 shares were outstanding under the 2015 Plan.

We also have a Non-Employee Director Annual Compensation Program (the “Program”) under which each non-employee director receives an automatic grant of RSAs on the date of the regular full meeting of the Board of Directors held each fiscal quarter. Under the Program, the number of whole shares to be granted each quarter is equal to 25% of the number calculated by dividing the director’s annual compensation amount by the fair market value of the Company’s stock on such day. On June 5, 2023, each director’s annual compensation amount was adjusted to be $70,000. All RSA’s granted under this Program vest immediately.

Share-based compensation expense was recognized as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	October 28, 2023	October 29, 2022	October 28, 2023	October 29, 2022
Stock Options	$—	$—	$—	$7
Restricted Stock Awards and Restricted Stock Units	302	401	1,045	963
Employee Stock Purchase Plan	9	4	20	7
Total	$311	$405	$1,065	$977

Stock Options

Aggregated information regarding stock option activity for the nine months ended October 28, 2023 is summarized below:

	Number of Options	Weighted Average Exercise Price
Outstanding at January 31, 2023	547,199	$15.16
Granted	—	—
Exercised	(6,700)	10.57
Forfeited	(8,025)	15.34
Canceled	(4,225)	10.50
Outstanding at October 28, 2023	528,249	$15.25

Set forth below is a summary of options outstanding at October 28, 2023:

Outstanding				Exercisable
Range of Exercise prices	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Number of Shares	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Life
$10.01-15.00	316,374	$13.78	2.3	316,374	$13.78	2.3
$15.01-20.00	211,875	$17.44	4.1	211,875	$17.44	4.1
	528,249	$15.25	3.0	528,249	$15.25	3.0

There were no stock options granted in fiscal 2023, or during the first nine months of fiscal 2024, and as of October 28, 2023, there was no unrecognized compensation expense related to stock options.

Restricted Stock Units (RSUs), Performance-Based Stock Units (PSUs) and Restricted Stock Awards (RSAs)

Aggregated information regarding RSU, PSU and RSA activity for the nine months ended October 28, 2023 is summarized below:

	RSUs, PSUs & RSAs	Weighted Average Grant Date Fair Value
Outstanding at January 31, 2023	274,927	$12.82
Granted	152,643	12.59
Vested	(110,488)	12.18
Forfeited	(4,677)	12.49
Outstanding at October 28, 2023	312,405	$12.94

As of October 28, 2023, there was approximately $1.5 million of unrecognized compensation expense related to RSUs, PSUs and RSAs, which is expected to be recognized over a weighted average period of 1.0 years.

Employee Stock Purchase Plan

On June 7, 2022, we adopted the AstroNova Inc. 2022 Employee Stock Purchase Plan (“2022 ESPP”) to replace our previous Employee Stock Purchase Plan (the “Prior ESPP”). The 2022 ESPP allows eligible employees to purchase shares of common stock at a 15% discount from fair value on the first or last day of an offering period, whichever is less. A total of 40,000 shares were reserved for issuance under the 2022 ESPP and 5,045 shares were purchased under the 2022 ESPP during the year ended January 31, 2023. During the nine months ended October 28, 2023, there were 7,213 shares purchased under the 2022 ESPP. During the nine months ended October 29, 2022, there were 1,550 shares purchased under the Prior ESPP, and no additional purchases may be made under the Prior ESPP. There are 27,742 shares remaining available for purchase under the 2022 ESPP as of October 28, 2023.

Note 14 – Income Taxes

Our effective tax rates are as follows:

	Three Months Ended	Nine Months Ended
Fiscal 2024	25.6%	27.1%
Fiscal 2023	26.0%	22.8%

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

During the three months ended October 28, 2023, we recognized an income tax expense of $949,000. The effective tax rate in this period was directly impacted by our jurisdictional mix of earnings. During the three months ended October 29, 2022, we recognized an income tax expense of $102,000. The effective tax rate in this period was directly impacted by our jurisdictional mix of earnings and a $30,000 tax benefit arising from windfall tax benefit related to our stock.

During the nine months ended October 28, 2023, we recognized an income tax expense of $738,000. The effective tax rate in this period was directly impacted by our jurisdictional mix of earnings, a $77,000 tax benefit related to the expiration of the statute of limitations on a previously uncertain tax position, a $49,000 tax benefit arising from windfall tax benefits related to the Company’s stock, and an $18,000 tax expense related to foreign return to provision differences. During the nine months ended October 29, 2022, we recognized an income tax expense of $383,000. The effective tax rate in this period was directly impacted by our jurisdictional mix of earnings, a $38,000 tax benefit related to the expiration of the statute of limitations on previously uncertain tax positions, a $51,000 tax benefit arising from a windfall tax benefit related to our stock, and a $13,000 tax expense relating to a revaluation of deferred taxes.

Note 15 – Segment Information

We report two segments: PI and T&M. We evaluate segment performance based on the segment profit before corporate expenses.

Summarized below are the Revenue and Segment Operating Profit for each reporting segment:

	Three Months Ended				Nine Months Ended
	Revenue		Segment Operating Profit		Revenue		Segment Operating Profit
(In thousands)	October 28, 2023	October 29, 2022	October 28, 2023	October 29, 2022	October 28, 2023	October 29, 2022	October 28, 2023	October 29, 2022
Product Identification	$26,543	$29,879	$4,794	$2,960	$77,416	$74,985	$6,848	$6,019
T&M	11,006	9,526	2,558	1,711	31,077	27,689	6,548	5,783
Total	$37,549	$39,405	7,352	4,671	$108,493	$102,674	13,396	11,802
Corporate Expenses			2,734	3,325			8,514	8,456
Operating Income			4,618	1,346			4,882	3,346
Other Income (Expense), net			(917)	(955)			(2,161)	(1,665)
Income Before Income Taxes			3,701	391			2,721	1,681
Income Tax Provision			949	102			738	383
Net Income			$2,752	$289			$1,983	$1,298

Note 16 – Fair Value

Assets and Liabilities Not Recorded at Fair Value

Our long-term debt, including the current portion of long-term debt not reflected in the financial statements at fair value, is reflected in the table below:

	October 28, 2023
	Fair Value Measurement
(In thousands)	Level 1	Level 2	Level 3	Total	Carrying Value
Long-Term debt and related current maturities	$—	$—	$12,882	$12,882	$12,825

	January 31, 2023
	Fair Value Measurement
(In thousands)	Level 1	Level 2	Level 3	Total	Carrying Value
Long-Term debt and related current maturities	$—	$—	$14,310	$14,310	$14,250

The fair value of our long-term debt, including the current portion, is estimated by discounting the future cash flows using current interest rates at which similar loans with the same maturities would be made to borrowers with similar credit ratings and is classified as Level 3.

Note 17 - Restructuring

On July 26, 2023, we adopted a restructuring plan for our Product Identification segment that transitioned a portion of the printer manufacturing within our Product Identification segment from our facilities in Asia and Rhode Island to our Astro Machine, Inc. facility located in Illinois. Additionally, we ceased selling certain of our older, lower-margin or low-volume Product Identification segment products and made targeted reductions to our workforce. As part of the restructuring plan, we also intend to consolidate certain of our international Product Identification sales and distribution facilities and streamline our channel partner network. We expect to substantially complete this plan during fiscal year 2024.

As a result of the adoption and implementation of our Product Identification segment restructuring plan, in the second quarter of our fiscal year 2024 we recognized a pre-tax restructuring charge of $2.7 million, comprised primarily of non-cash charges related to inventory write-offs associated with product curtailment and discontinuation and facility exit related costs, and cash charges related to severance-related costs. Below is a summary of the restructuring costs and liability by type as of October 28, 2023.

(in thousands)	Restructuring Costs	Amounts paid in quarter ended July 29, 2023	Amounts paid in quarter ended October 28, 2023	Restructuring Liability
Severance and Employee Related Costs	$611	$(40)	$(320)	$251
Inventory Write-Off	1,991	—	—	—
Facility Exit and Other Restructuring Costs	49	—	—	—
Total	$2,651	$(40)	$(320)	$251

The restructuring liability is included in other accrued expenses in the accompanying condensed consolidated balance sheet as of October 28, 2023, and the majority of the balance is expected to be paid by the end of our fiscal 2024.

The following table summarizes restructuring costs included in the accompanying condensed consolidated statement of income:

Nine Months Ended
(in thousands)	October 28, 2023
Cost of Revenue	$2,096
Operating Expenses:
Selling & Marketing	443
Research & Development	29
General & Administrative	83
Total	$2,651

Product Retrofit Program

In connection with our restructuring plan, we identified the need to address quality and reliability issues in certain models of our PI printers as a result of faulty ink provided by one of our larger suppliers. In order to remedy these issues and maintain solid customer relationships, during the second quarter of the current year we initiated a program to retrofit all of the printers sold to our customers that were affected by the faulty ink.

Upon initiating this program, we identified approximately 150 printers sold to our customers that were affected by the faulty ink. We are working with our customers to either repair or replace the affected printers and will do this on a gradual basis through March 2024. The estimated costs associated with this program are $0.9 million, which includes the cost of parts, labor and travel. Those costs were recognized and recorded in the second quarter of the current year and are included in cost of revenue in the accompanying consolidated statement of income for the nine month period ended October 28, 2023. The balance in the related liability, which is included in other accrued expenses in the accompanying condensed consolidated balance sheet at October 28, 2023, is as follows:

(in thousands)
Provision for Product Retrofit Program	$852
Cost of Repairs and Replacements incurred through October 28, 2023	(387)
Balance at October 28, 2023	$465

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

On July 26, 2023, we adopted a restructuring plan for our PI segment. As part of the restructuring plan, we transitioned a portion of the printer manufacturing within our PI segment from our facilities in Asia and Rhode Island to our Astro Machine, Inc. facility located in Illinois. In addition, we ceased selling certain of our older, lower-margin or low-volume PI segment products and have made targeted reductions to our workforce. As part of the restructuring plan, we also intend to consolidate certain of our international PI sales and distribution facilities and to streamline our channel partner network. We expect to substantially complete this plan during our fiscal year 2024.

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

In connection with our restructuring plan, we identified the need to address quality and reliability issues in certain models of our PI printers as a result of faulty ink provided by one of our larger suppliers. In order to remedy these issues and maintain solid customer relationships, during the second quarter of the current year we initiated a program to retrofit all of the printers sold to our customers that were affected by the faulty ink.

Upon initiating this program, we identified approximately 150 printers sold to our customers that were affected by the faulty ink. We are working with our customers to repair or replace the impacted printers and will do this on a gradual basis through March 2024. The estimated costs associated with this program are $0.9 million, which includes the cost of parts, labor and travel. Those costs were recognized and recorded in the second quarter of the current year. Refer to Note 17, “Restructuring,” in our condensed consolidated financial statements included elsewhere in this report for further details.

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

COVID-19 Update

All of our global operations were materially adversely affected by the worldwide COVID-19 pandemic and the related supply-chain disruptions. In the aftermath of the immediate severe impacts of COVID-19, the resulting changes in our customers’ purchasing behavior, the post-pandemic impact of inflation from macroeconomic factors, and the continued and lingering structural impacts on our global supply chain, particularly with respect to the availability and costs of electronic components, have made planning for customer demand and manufacturing production more difficult and have had an adverse impact on our operations and financial performance. Also, the post-pandemic impact has led to a rise in the cost of a number of classes of acquired goods for both the T&M and PI segments. We will continue to evaluate the impact of COVID-19 and its aftermath effects on our business, results of operations and cash flows throughout the remainder of fiscal 2024, including the potential impacts on various estimates and assumptions inherent in the preparation of the consolidated financial statements.

Since the COVID-19 pandemic began we have experienced difficulties in obtaining raw materials and components for our products. Some of the structural dislocations in the global economy that were triggered by the pandemic are prolonging these difficulties. Particularly with respect to certain electronic components for legacy products in our T&M segment, availability has been curtailed and may not recover, and as a result, we have had to accelerate product redesign and quickly transition customers to products with more viable long-term product configurations. We expect to incur substantial costs in doing so but are unable to accurately estimate the financial impact. We have also had to incur costs, related to higher shipping fees (i.e., air rather than ocean freight) and though these have abated to a degree, they have not returned to pre-pandemic levels. These factors negatively impacted our efficiency and delayed shipments for each of the fiscal quarters in fiscal 2023, and while those issues have abated in the first nine months of fiscal 2024, it is unclear whether this favorable trend will continue. We are addressing these issues through long-range planning and procuring higher inventory levels for the affected items to help mitigate potential shortages whenever practicable. For our T&M segment, we are also monitoring and reacting to extended lead times on electronic components, and utilizing a variety of strategies, including blanket orders, vendor-bonded inventories, extended commitments to our supply base, and seeking alternative suppliers. Additionally, we have taken actions to increase regular contact with our essential vendors and increased our forecasting horizon for our products to help us better manage our supply chain. In some cases, we are working with our vendors to help them procure components. Our strategies to counteract these supply chain dislocations have significantly increased the amount of inventory we maintain to support our product sales. We have also experienced several situations where component shortages and scarcity have required us to pay significantly higher costs to obtain those components, particularly electronic components and circuit board assemblies in the T&M segment and inks and printer machine parts in the PI segment. We will continue to monitor our supply chain going forward and update our mitigation strategies as we determine appropriate. We are not able to predict how current supply chain difficulties will develop in the future, and if the steps we are taking are not effective, it could have a material adverse impact on our business and results of operations.

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

Results of Operations

Three Months Ended October 28, 2023 vs. Three Months Ended October 29, 2022

Revenue by segment and current quarter percentage change over the prior year for the three months ended October 28, 2023 and October 29, 2022 were:

(Dollars in thousands)	October 28, 2023	As a % of Revenue	October 29, 2022	As a % of Revenue	% Change Compared to Prior Year
PI	$26,543	70.7%	$29,879	75.8%	(11.2)%
T&M	11,006	29.3%	9,526	24.2%	15.5%
Total	$37,549	100.0%	$39,405	100.0%	(4.7)%

Revenue for the third quarter of the current year was $37.5 million, representing a 4.7% decrease compared to the previous year's third quarter revenue of $39.4 million. Revenue through domestic channels for the third quarter of the current year was $20.9 million, a decrease of 6.8% from the prior year’s third quarter domestic revenue of $22.5 million. International revenue for the third quarter of the current year was $16.6 million, representing 44.2% of our third quarter revenue and reflects a 2.0% decrease from the previous year's third quarter international revenue. Current year third quarter international revenue includes a favorable foreign exchange rate impact of $0.4 million.

Hardware revenue in the third quarter of the current year was $12.9 million, a 7.7% increase compared to the prior year’s third quarter hardware revenue of $11.9 million. The current quarter increase is attributable to hardware sales in the T&M segment which increased $1.4 million or 23.0% as compared to the same period in the prior year, primarily as a result of increased sales in our aerospace printer product line. The overall increase in current quarter hardware sales was partially offset by a $0.5 million or 7.9% decline in hardware sales in our PI segment.

Supplies revenue in the third quarter of the current year was $20.0 million, a 13.0% decrease compared to the prior year’s third quarter supplies revenue of $22.9 million. Current quarter supplies revenue decreased in both the PI and T&M segment as compared to the same period in the prior year, but was primarily due to a $3.0 million or 16.5% decline in ink jet supply sales in the PI segment and to a much lesser degree, a decline in paper supply revenue for the aerospace printers in the T&M segment.

Service and other revenues of $4.7 million in the current quarter increased 2.2% compared to service and other revenues of $4.5 million in the third quarter of the prior year. Current quarter service and other revenue increased in both the PI and T&M segment as compared to the same period in the prior year, but was primarily due to an increase in aerospace printer repairs revenue, partially offset by the decline in aerospace parts revenue in the T&M segment.

The current year's third quarter gross profit was $14.8 million, an 18.4% increase compared to the prior year’s third quarter gross profit of $12.5 million. Current quarter gross profit margin of 39.4% reflects a 7.7 percentage point increase from the prior year’s third quarter gross profit margin of 31.7%. The higher gross profit margin for the current quarter compared to the prior year’s third quarter is primarily attributable to favorable pricing and product mix.

Operating expenses for the current quarter were $10.1 million, an 8.8% decrease compared to the prior year’s third quarter operating expenses of $11.1 million. Current quarter selling and marketing expenses were $5.7 million, a 2.8% decrease compared to the third quarter of the prior year. The decrease for the current quarter was primarily due to decreases in wages, commissions, and maintenance contract fees, partially offset by increases in advertising and trade show expenses and amortization expense related to the customer relationship and trademark intangibles acquired as part of the Astro Machine acquisition. Current quarter general and administrative expenses were $2.7 million, a 17.8% decrease compared to the third quarter of the prior year, primarily due to a decline in outside service costs, partially offset by increases in bonus and professional fee expenses. Research and development (“R&D”) expenses were $1.7 million in the current quarter, an 11.6% decrease compared to the third quarter of the prior year, primarily due to decreases in wages and supplies expense. The decrease in R&D expense for the current quarter was partially offset by increases in outside services and consulting fees. R&D spending as a percentage of revenue for the current quarter was 4.5% as compared to 4.8% for the same period in the prior year.

Other expenses in the third quarter of the current year were $0.9 million compared to $1.0 million for the same period in the prior year. Current quarter other expense includes interest expense on term debt and our revolving line of credit of $0.6 million, and $0.3 million of net foreign exchange loss. Other expense in the third quarter of the prior year includes interest expense on our term debt and line of credit of $0.7 million, a net foreign exchange loss of $0.2 million and other expense of $0.1 million.

We recognized a federal, state and foreign income tax expense for the third quarter of the current year of $0.9 million resulting in an effective tax rate of 25.6%. The effective tax rate in this period was directly impacted by our jurisdictional mix of earnings. During the three months ended October 29, 2022, we recognized an income tax expense of $0.1 million, resulting in an effective tax rate of 26.0%. The effective tax rate in this period was directly impacted by our jurisdictional mix of earnings and a $30,000 tax benefit arising from a windfall tax benefit related to our stock.

We reported a net income of $2.8 million or $0.37 per diluted share for the third quarter of the current year. On a comparable basis, net income for the prior year’s third quarter was $0.3 million or $0.04 per diluted share. Prior year's third quarter results were impacted by transaction costs of $0.7 million ($0.5 million net of tax or $0.07 per diluted share) related to the acquisition of Astro Machine.

Nine Months Ended October 28, 2023 vs. Nine Months Ended October 29, 2022

Revenue by segment and current period percentage change over the prior year for the nine months ended October 28, 2023 and October 29, 2022 were:

(Dollars in thousands)	October 28, 2023	As a % of Revenue	October 29, 2022	As a % of Revenue	% Change Compared to Prior Year
Product Identification	$77,416	71.4%	$74,985	73.0%	3.2%
T&M	31,077	28.6%	27,689	27.0%	12.2%
Total	$108,493	100.0%	$102,674	100.0%	5.7%

Revenue for the first nine months of the current year was $108.5 million, representing a 5.7% increase compared to the previous year’s first nine months revenue. Revenue through domestic channels for the first nine months of the current year was $61.8 million, an increase of 1.0% from prior year’s domestic revenue of $61.2 million. International revenue for the first nine months of the current year was $46.7 million, a 12.6% increase from the previous year’s international revenue of $41.5 million. International revenue for the first nine months of the current year reflected a favorable foreign exchange rate impact of $0.2 million.

Hardware revenue in the first nine months of the current year was $35.8 million, a 19.8% increase compared to the prior year’s first nine months hardware revenue of $29.9 million. The current year's increase is attributable to increased hardware sales in both the T&M and PI segments. Current year hardware sales in the PI segment were $15.9 million, an increase of $3.3 million or 25.8% compared to the previous year's PI hardware sales of $12.6 million. This increase was the result of the inclusion in the current year of the first six months of hardware sales of $5.2 million from Astro Machine, which was acquired in the third quarter of the prior year. The increase in PI hardware revenue as a result of the acquisition of Astro Machine was partially offset by a decline in sales of our QuickLabel and TrojanLabel printers. T&M hardware sales for the current year were $19.9 million, a 15.4% increase from the prior year’s T&M hardware sales of $17.3 million, as the $3.6 million or 26.0% increase in sales in our aerospace printer product line was modestly offset by a decline in sales of our data recorder product line.

Supplies revenue in the first nine months of the current year was $58.7 million, representing a 2.2% decrease over the prior year’s nine months supplies revenue of $60.1 million. The current year decrease was primarily due to an overall decline in Quick Label product group supplies revenue in the PI segment. The overall decrease in supplies revenue for the current quarter was offset to a large degree by the contribution in the current year of the first six months of supply sales of $3.1 million from Astro Machine in the PI segment, which was acquired in the third quarter of the prior year and the increase in the current quarter’s paper supply revenue for the aerospace printers in the T&M segment.

Service and other revenues were $13.9 million in the first nine months of the current year, a 9.5% increase compared to the prior year’s first nine months service and other revenues of $12.7 million. Service and other revenue increased in both the PI and T&M segments with the increase primarily due to the $0.9 million of service and other sales for the first six months of the current year from Astro Machine in the PI segment, which was acquired in the third quarter of the prior year. The current year increase was also impacted by increased parts revenue in the PI segment and increased repair revenue in the T&M segment.

Current year first nine months gross profit was $36.9 million, a 6.6% increase compared to the prior year’s first nine months gross profit. Our gross profit margin of 34.0% in the current year reflects a 0.3 percentage point increase from the prior year’s first nine months gross profit margin of 33.7%. The increased gross profit and related profit margin for the current year compared to the prior year is primarily attributable to higher margins on a favorable product mix.

Operating expenses for the first nine months of the current fiscal year were $32.0 million, a 2.4% increase compared to the prior year’s first nine months operating expenses of $31.2 million. Selling and marketing expenses for the current year of $18.5 million increased by 3.8% compared to the previous year’s first nine months primarily due to the increase in amortization expense related to the customer relationship and trademark intangibles acquired as part of the Astro Machine acquisition, the $0.4 million of severance cost due to the restructuring plan and bonus expense. The increase in the current year selling and marketing expenses was partially offset by decreases in wages, commissions and maintenance contract fees. General and administrative expenses of $5.0 million in the first nine months of the current year were consistent with the first nine months of the prior year, as increases in professional fees, wages and bonus expense were largely offset by declines in outside service fees, employee fees and supplies and repair expenses. R&D spending in the first nine months of the current year was $8.5 million, which was consistent with the prior year’s first nine months, as increases in outside services and bonus expense were offset by decreases in employee wages. Current year spending on R&D represents 4.6% of revenue compared to the prior year’s first nine months level of 4.9%.

Other expenses during the first nine months of the current year were $2.2 million compared to $1.7 million in the first nine months of the previous year. Current year other expenses includes interest expense on debt and our line of credit of $1.9 million and net foreign exchange loss of $0.3 million. Other expenses during the first nine months of the prior year include interest expense on our term debt and line of credit of $1.1 million and net foreign exchange loss of $0.6 million.

We recognized a $0.7 million of income tax expense for the first nine months of the current fiscal year, resulting in an effective tax rate of 27.1%. The effective tax rate was directly impacted by our jurisdictional mix of earnings, a $77,000 tax benefit related to the expiration of the statute of limitations on a previously uncertain tax position, a $49,000 tax benefit arising from windfall tax benefits related to the Company’s stock, and a $18,000 tax expense related to foreign return to provision differences. We recognized $0.4 million of income tax expense for the first nine months of the prior fiscal year which resulted in a 22.8% effective tax rate. The effective tax rate for this period was directly impacted by our jurisdictional mix of earnings, a $38,000 tax benefit related to the expiration of the statute of limitations on previously uncertain tax positions, a $51,000 tax benefit arising from a windfall tax benefit related to our stock, and a $13,000 tax expense relating to a revaluation of deferred taxes.

We reported net income of $2.0 million, or $0.27 per diluted share, for the first nine months of the current year. The results for this period were impacted by expense of $2.7 million ($2.0 million net of tax or $0.28 per diluted share) related to the restructuring plan and expense of $0.9 million ($0.7 million net of tax or $0.09 per diluted share) related to the product retrofit program. On a comparable basis, net income for the prior year’s first nine months was $1.3 million, or $0.18 per diluted share. Prior year third quarter results were impacted by transaction costs of $0.7 million ($0.5 million net of tax or $0.07 per diluted share) related to the acquisition of Astro Machine.

Segment Analysis

We report two segments: PI and T&M and evaluate segment performance based on the segment profit before corporate and financial administration expenses. Summarized below are the Revenue and Segment Operating Profit for each reporting segment:

	Three Months Ended				Nine Months Ended
	Revenue		Segment Operating Profit		Revenue		Segment Operating Profit
(In thousands)	October 28, 2023	October 29, 2022	October 28, 2023	October 29, 2022	October 28, 2023	October 29, 2022	October 28, 2023	October 29, 2022
Product Identification	$26,543	$29,879	$4,794	$2,960	$77,416	$74,985	$6,848	$6,019
T&M	11,006	9,526	2,558	1,711	31,077	27,689	6,548	5,783
Total	$37,549	$39,405	7,352	4,671	$108,493	$102,674	13,396	11,802
Corporate Expenses			2,734	3,325			8,514	8,456
Operating Income			4,618	1,346			4,882	3,346
Other Income (Expense), Net			(917)	(955)			(2,161)	(1,665)
Income Before Income Taxes			3,701	391			2,721	1,681
Income Tax Provision			949	102			738	383
Net Income			$2,752	$289			$1,983	$1,298

Product Identification-PI

Revenue from the PI segment decreased $3.3 million or 11.2% in the third quarter of the current year, with revenue of $26.5 million compared to $29.9 million in the same period of the prior year. The current quarter decrease is attributable to the decline in revenue from inkjet supplies sales and certain tabletop label hardware sales, particularly in North America resulting primarily from the adverse market reaction to the deterioration of certain label printers due to the ink quality issues related to one of our large suppliers. The PI segment recognized a current quarter segment operating income of $4.8 million, reflecting a profit margin of 18.1%. This compares to the prior year’s third quarter segment profit of $3.0 million and related profit margin of 9.9%. The increase in the current year third quarter PI segment operating profit and margin is primarily due to lower manufacturing and operating expenses and a favorable product mix.

Revenue from the PI segment increased 3.2% to $77.4 million in the first nine months of the current year from $75.0 million in the same period of the prior year. The current year’s increase is the result of the inclusion of $9.1 million of sales in the first six months of the current year from Astro Machine, which was acquired in the third quarter of the prior year. The current year’s increase in PI revenue was partially offset by declines in the revenue from inkjet supplies and certain tabletop label hardware sales, particularly in North America resulting primarily from the continued adverse market reaction to the deterioration of certain label printers due to the ink quality issues related to one of our larger suppliers. The current year's PI segment operating profit was $6.8 million with a profit margin of 8.8%, compared to the prior year’s segment operating profit of $6.0 million and related profit margin of 8.0%. The increase in the current year PI segment operating profit and margin is primarily due to the inclusion of Astro Machine for the full nine months of fiscal 2024, lower manufacturing and operating expenses and a favorable product mix, partially offset by the impact of $2.6 million of costs related to the restructuring plan and $0.9 million of product retrofit costs recognized in the current year.

Test & Measurement—T&M

Revenue from the T&M segment was $11.0 million for the third quarter of the current fiscal year, representing a 15.5% increase compared to revenue of $9.5 million for the same period in the prior year. The increase in revenue for the current quarter is primarily attributable to strong hardware sales in our aerospace product lines as a result of increased aerospace printer product unit volume. Demand for printers has increased due to the post-pandemic recovery in air travel demand and new orders of airplanes and the corresponding increase in production rates. The current quarter revenue increase was also impacted by a small increase in hardware sales in the data recorder product line. T&M’s third quarter segment operating profit was $2.6 million, reflecting a profit margin of 23.2%, compared to the prior year third quarter segment operating profit of $1.7 million and related operating margin of 18.0%. The increase in T&M’s current year third quarter segment operating profit margin is due to higher revenue from high-margin product lines.

Revenue from the T&M segment was $31.1 million for the first nine months of the current fiscal year, a 12.2% increase compared to sales of $27.7 million for the same period in the prior year. The increase in revenue for the current year was primarily attributable to strong hardware sales in our aerospace product lines as a result of increased aerospace printer product unit volume. Demand for printers has increased due to the post-pandemic recovery in air travel demand, which has driven new orders for airplanes and a corresponding increase in production rates. The current quarter T&M segment revenue increase was partially offset by a decline in T&M hardware sales in the data recorder product line. The segment’s first nine months operating profit of $6.5 million resulted in a 21.1% profit margin compared to the prior year’s segment operating profit of $5.8 million and related operating margin of 20.9%. The increase in T&M’s current year segment operating profit margin is due to higher revenue from high-margin product lines.

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

We believe cash flow generation from operations and available unused credit capacity under our credit facility will support our anticipated needs. In fiscal 2024 (after required debt amortization and payment of minimum guaranteed royalty payments to Honeywell), we plan to focus on inventory reduction and reduction of debt outstanding under our revolving credit facility, to the degree practicable and as constrained by supply chain management challenges. We also anticipate that we will have the ability to finance, under a secured financing agreement, $1.5 million to $2.0 million for capital investments to upgrade production machinery to support planned revenue growth and cost reduction objectives. Finally, if further acquisition opportunities develop that would require additional cash above our current available capacity, based on regular communication with our lender, we believe that our current operating performance and the reduction in leverage ratios as measured by the covenants within our credit facilities since the acquisition of Astro Machine would permit us to obtain sufficient additional debt financing, barring any unforeseen changes in the credit and capital markets.

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

At October 28, 2023 our cash and cash equivalents were $4.8 million. We have borrowed $14.9 million on our revolving line of credit and have $10.1 million available for borrowing under that facility as of October 28, 2023.

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

We must comply with various customary financial and non-financial covenants under the Amended Credit Agreement. The financial covenants under the Amended Credit Agreement consist of a maximum consolidated leverage ratio, a minimum consolidated fixed charge coverage ratio and a minimum consolidated asset coverage ratio. The primary non-financial covenants limit our and our subsidiaries’ ability to incur future indebtedness, to place liens on assets, to pay dividends or distributions on our or our subsidiaries’ capital stock, to repurchase or acquire our or our subsidiaries’ capital stock, to conduct mergers or acquisitions, to sell assets, to alter our or our subsidiaries’ capital structure, to make investments and loans, to change the nature of our or our subsidiaries’ business, and to prepay subordinated indebtedness, in each case subject to certain exceptions and thresholds as set forth in the Amended Credit Agreement, certain of which provisions were modified by the Second Amendment. As of October 28, 2023, we believe we are in compliance with all of the covenants in the Credit Agreement.

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

Cash Flow

Our statements of cash flows for the nine months ended October 28, 2023 and October 29, 2022 are included in Item 1 of this Quarterly Report on Form 10-Q. Net cash provided by operating activities was $5.9 million for the first nine months of fiscal 2024 compared to cash used of $7.5 million for the same period of the previous year. The increase in net cash provided by operations for the first nine months of the current year is primarily due to an increase in cash provided by working capital. The combination of changes in accounts receivable, inventory, income taxes payable, accounts payable and accrued expenses decreased cash by $2.1 million for the first nine months of fiscal 2024, compared to a decrease of $14.7 million for the same period in fiscal 2023. Additionally, cash provided by operating activities for the nine months of fiscal 2024 was impacted by $2.0 million of non cash restructuring costs. The cash used for operating activities for the nine months of fiscal 2023 was partially offset by $3.1 million of cash received for the employee retention credit.

Our accounts receivable balance increased to $22.0 million at the end of the third quarter of fiscal 2024 compared to $21.6 million at year end. Days sales outstanding for the third quarter of the current year increased to 53 days, compared to 49 days at prior year end. Our inventory balance was $47.0 million at the end of the third quarter of fiscal 2024, a decrease compared to $51.3 million at year end. Inventory days on hand increased to 186 days at the end of the current quarter from 176 days at the prior year end. The decrease in our inventory balance is primarily due to the write down of inventory of $2.0 million related to the restructuring plan initiated in the second quarter.

Our cash position at October 28, 2023, was $4.8 million compared to $3.9 million at year end. The increase in cash during the current quarter was primarily a result of cash provided from the working capital accounts, as discussed above. Cash outflows during the quarter included principal payments on our long-term debt of $1.4 million and the guaranteed royalty obligation of $1.4 million, repayments on our revolving line of credit of $1.0 million and cash used for capital expenditures of $1.3 million.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

During the nine months ended October 28, 2023, there were no material changes to our market risk disclosures as set forth in Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended January 31, 2023.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our senior leadership team, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Remediation of Material Weaknesses

As previously disclosed in Part II Item 9A Controls and Procedures in our Annual Report on Form 10-K for the year ended January 31, 2023, and our subsequent Quarterly Reports on Form 10-Q filed prior to this Quarterly Report on Form 10-Q, we identified material weaknesses in our internal control over financial reporting. Specifically, we did not maintain effective controls to properly identify and assess significant non-routine transactions.

During fiscal 2024, we implemented measures designed to improve internal control over financial reporting to remediate the control deficiencies for significant non-routine transactions that led to our material weakness. Among other things, we have supplemented our controls regarding the review of contracts and hired additional qualified accounting and financial reporting personnel with appropriate expertise to perform specific functions and responsibilities. Additionally, we have engaged a national accounting firm to provide additional depth and expertise to assist with the identification, recording, and reporting of complex US GAAP technical accounting matters.

Our management, under the supervision of our Chief Executive Officer and Chief Financial Officer have tested and evaluated the effectiveness of the procedures and controls related to our remediation of the control deficiencies for significant non-routine transactions. As a result, management has concluded that, as of October 28, 2023, we have remediated the previously reported material weaknesses and our disclosure controls and procedures are effective in ensuring that information required to be disclosed in our Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner, and (2) accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

Except for the measures taken to remediate our identified material weakness noted above, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the fiscal quarter ended October 28, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds , and Issuer Purchases of Equity Securities

During the third quarter of fiscal 2024, we made the following repurchases of our common stock:

	Total Number of Shares Repurchased		Weighted Average Price paid Per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Be Purchased Under the Plans or Programs
August 1—August 31	—		$—		—	—
September 1—September 30	235	(a)	$12.39	(a)	—	—
October 1— October 31	—		$—		—	—

(a) An executive of the Company delivered 235 shares of the Company’s common stock toward the satisfaction of taxes due with respect to vesting of restricted shares. The shares delivered were valued at an average market value of $12.39 per share and are included with treasury stock in the consolidated balance sheet. These transactions were not part of a publicly announced purchase plan or program.

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

ASTRONOVA, INC. (Registrant)

Date: December 6, 2023	By	/s/ Gregory A. Woods
Gregory A. Woods,
President and Chief Executive Officer
(Principal Executive Officer)

	By	/s/ David S. Smith
David S. Smith,
Vice President, Chief Financial Officer and Treasurer
(Principal Accounting Officer and Principal Financial Officer)