Form 10-K
period 2024-01-31
AstroNova, Inc.
filed 2024-04-12
CIK 8146

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2024

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	SSmaller Reporting Company	☒
		Emerging growth company	☐

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

The aggregate market value of the registrant’s voting common equity held by non-affiliates at July 28, 2023, was approximately $102,820,000 based on the closing price on the Nasdaq Global Market on that date. The registrant has no non-voting common shares.

As of April 5, 2024, there were 7,743,140 shares of Common Stock (par value $0.05 per share) of the registrant outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s definitive Proxy Statement for the 2024 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

Auditor Firm Id:	PCAOB ID No. 392	Auditor Name:	Wolf & Company, P.C.	Auditor Location:	Boston, MA

ASTRONOVA, INC.

FORM 10-K

ASTRONOVA, INC.

Forward-Looking Statements

The information included in this Annual Report on Form 10-K may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are not statements of historical fact, but rather reflect our current expectations concerning future events and results. We generally use the words “believes,” “expects,” “intends,” “plans,” “anticipates,” “likely,” “continues,” “may,” “will,” and similar expressions to identify forward-looking statements. Such forward-looking statements, including those concerning our expectations, involve risks, uncertainties, and other factors, some of which are beyond our control, which may cause our actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements. These risks, uncertainties and factors include, but are not limited to, those factors set forth in this Annual Report on Form 10-K under “Item 1A. Risk Factors.” We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. The reader is cautioned not to unduly rely on such forward-looking statements when evaluating the information presented in this Annual Report on Form 10-K.

PART I

Item 1. Business

General

Unless otherwise indicated, references to “AstroNova,” the “Company,” “we,” “our,” and “us” in this Annual Report on Form 10-K refer to AstroNova, Inc. and its consolidated subsidiaries.

We design, develop, manufacture, and distribute a broad range of specialty printers and data acquisition and analysis systems, including both hardware and software, which incorporate advanced technologies to acquire, store, analyze, and present data in multiple formats. Target markets for our hardware and software products include aerospace, apparel, automotive, avionics, chemicals, computer peripherals, communications, distribution, food and beverage, general manufacturing, packaging, and transportation.

Our products are distributed worldwide through our own sales force, authorized dealers, and independent dealers and representatives.

Our business consists of two segments, Product Identification (“PI”) and Test & Measurement (“T&M”). The PI segment includes specialty printing systems and related supplies sold under the QuickLabel®, TrojanLabel®, and GetLabels™ brand names. The T&M segment includes our line of aerospace printers, ethernet networking products and test and measurement data acquisition systems sold under the AstroNova ® brand name. Refer to Note 16, “Nature of Operations, Segment Reporting and Geographical Information,” in our audited consolidated financial statements elsewhere in this report for financial information regarding our segments.

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

The following description of our business should be read in conjunction with “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” included elsewhere in this Annual Report on Form 10-K.

Description of Business

Product Overview

We leverage our expertise in data visualization technologies to design, manufacture and market specialty printing systems, test and measurement systems, and related services for select growing markets globally.

PI products sold under the QuickLabel, TrojanLabel and GetLabels brands are used in brand owner and commercial applications to provide product packaging, marketing, tracking, branding, and labeling solutions to a wide array of industries. The PI segment offers a variety of digital color label tabletop printers and light commercial label printers, direct-to-package printers, high-volume presses, and specialty original equipment manufacturer (“OEM”) printing systems, as well as a wide range of label, tag and other supplies, including ink and toner, allowing customers to mark, track, protect and enhance the appearance of their products. PI products sold under the Astro Machine brand acquired on August 4, 2022, also include a variety of label printers, envelope and packaging printing, and related processing and handling equipment. In the T&M segment, we have a long history of using our technologies to provide networking systems and high-resolution flight deck and cabin printers for the aerospace market. In addition, the T&M segment includes data acquisition recorders, sold under the AstroNova brand, to enable our customers to acquire and record visual and electronic signal data from local and networked data streams and sensors. The recorded data is processed, analyzed, stored and presented in various visual output formats.

Product Identification

Our PI segment includes three brands: QuickLabel, TrojanLabel, and GetLabels. Additionally, PI also includes the Astro Machine brand that is sold directly to end users though our channel partners and to OEM customers, which generally rebrand these products for sales to their customers. The segment provides a wide array of digital end-to-end product marking and identification solutions including hardware, software, and supplies for OEMs, commercial printers, and brand owners. Our customers typically label or mark products on a short- to mid-size run basis and benefit from the efficiency, flexibility, and cost-savings of digitally printing labels or packaging in their facility, on-demand, with the ability to accommodate multiple SKUs or variable data such as bar codes, lot numbers or expiration dates. QuickLabel brand products include tabletop printers, production-ready digital color label printers, and specialty OEM printing systems for either standalone output or inline integration with existing pre-processing and finishing systems. Customers use our digital printing products in a wide variety of industries, including chemicals, cosmetics, food and beverage, medical products, nutraceuticals, pharmaceuticals, and many others. TrojanLabel expands our customer market by providing a range of higher volume digital color printers, OEM printing systems, and supplies that target the more demanding needs of brand owners, commercial printers, label converters, and packaging manufacturers, giving them the ability to digitally mark or encode products directly or to produce labels for post-printing applications. GetLabels brand products include a full line of media supplies, including label materials, tags, inks, toners, and thermal transfer ribbons designed for optimal performance with our printing hardware, and are also compatible with a wide variety of competitive and third-party printing hardware.

Current QuickLabel models include a selection of professional tabletop digital color label printers. We recently introduced the QL-E100, an entry-level, compact, full-color tabletop label printer. It delivers professional-quality output at a lower price point, which we believe is ideal for targeting smaller businesses entering the on-demand label market, and larger enterprises that require multiple on-demand label printers at distributed locations throughout their facilities. The high-speed QL-120X was built on our pioneering and successful Kiaro!® platform. To expand the product line further, the QL-120Xe, a sister product to the dye ink QL-120X, was introduced in 2021 as a lower price point option for price-sensitive customers. In 2020, we introduced the QL-120D, which features high-performance pigment inks that can produce durable BS5609-certified labels and labels that can withstand a wide range of demanding environmental conditions from sterilization to cryogenic freezing. Introduced early in 2019, the high-performance QL-300 was the first 5-color toner-based electrophotographic tabletop production label printer in the market. The QL-30 and QL-60 are high-end monochrome printers which print a variety of labels and tags using direct thermal or thermal transfer technology. In fiscal 2024, we introduced the QL-900, a wider format inkjet color label printer. Also in fiscal 2024, we obsoleted the QL-850 and QLS-4100 Xe to rationalize our product lines and manufacturing system, creating a leaner and more efficient business.

Our TrojanLabel portfolio includes a range of products from professional digital color label mini-presses to large-scale all-in-one inline specialty printing systems for brand owners, OEMs, and commercial printers. The T2-C, a compact, digital mini-press designed for 24/7 label production, includes numerous differentiating features for several end-use market applications. Beyond label printing, the T3-OPX, the first of its kind direct-to-package printer, which was introduced in late 2020, allows printing directly onto a range of flat products, including cardboard, paper bags, flat wood planks and many other items using pigment inks that are resistant to both water and UV exposure. In fiscal 2024, we launched two new products: the T2-PRO and the T3-PRO, both of which have wide-format print capabilities.

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

Astro Machine is a U.S.-based manufacturer and engineering development company providing inkjet printers, conveyors, tabbers, software, and various components to the mail and addressing markets, as well as the label and packaging markets. Astro Machine serves OEMs and value-added resellers.

The PI segment provides worldwide training and support as well as develops and licenses various specialized software programs to design and manage labels, print images, manage and operate our printers and presses, and coordinate printing on an automated basis directly over networked systems.

Test & Measurement

Products sold under our T&M segment are designed and manufactured for airborne printing and networking solutions and data acquisition. Our aerospace products include flight deck printing solutions, networking hardware and specialized aerospace-grade thermal paper. Our data acquisition systems are used in research and development; flight testing; missile/rocket telemetry; and production monitoring and power and maintenance applications. These products are sold to customers in various industries, including aerospace and defense, automotive, commercial airline, energy, manufacturing and transportation, to meet their need to acquire and record data from local and networked data streams and sensors.

Our airborne printers, which include our flagship ToughWriter® series, are used in the flight decks and cabins of military, commercial, and business aircraft to print hard copies of data to enhance flight safety and reduce pilot workload by providing ready access to many types of critical flight-specific information required for the safe and efficient operation of aircraft. Examples of printed data include navigation maps, arrival and departure information, flight itineraries, weather maps, notice to air missions ("NOTAMs"), performance data, passenger data, and air traffic control data. ToughSwitch® Ethernet switches are used primarily in military aircraft and military vehicles to connect multiple computers or Ethernet devices. Our ToughWriter airborne printers and ToughSwitch ethernet switches are ruggedized to comply with rigorous military and commercial flight-worthiness standards for operation under extreme environmental conditions. We are currently furnishing ToughWriter printers for various aircraft made by Airbus, Boeing, Bombardier, Lockheed, Gulfstream, and others. In addition to our ToughWriter products, we furnish other acquired flight deck printer products, including the TP/NP series, the RTP80 series and the PTA-45B series of airborne printers. The PTA-45B is subject to an Asset Purchase and License Agreement with Honeywell International, Inc. (the “Honeywell Agreement”), pursuant to which we acquired an exclusive perpetual worldwide license to manufacture and support Honeywell’s narrow-format flight deck printers for the Boeing B737 and Airbus A320 aircraft. Over time we expect customers to replace the PTA-45B and other acquired printer product lines with the AstroNova designed ToughWriter products because of its numerous technical features, functional advantages and significant weight savings. Currently, approximately one-third of the airborne printers we sell are ToughWriter branded, and we expect the percentage of ToughWriter products to continue to grow over the next several years, and notably in fiscal 2026.

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

Technology

Our core technologies are data visualization technologies that relate to (1) acquiring data; (2) conditioning the data; (3) displaying or printing the data on hard copy, visual displays or electronic storage media; and (4) analyzing the data. To support our data visualization technology, we maintain technological core competencies and trade secret know-how concerning the subject matter peculiar to each business unit. The technological disciplines are diverse and include electronic, software, mechanical and industrial engineering aspects. Additionally, we possess engineering expertise in digital signal processing, image processing, fluidics, color theory, high-speed material handling, and airworthiness design.

Intellectual Property

We rely on a combination of copyright, patent, trademark, and trade secret laws in the United States and other jurisdictions to protect our technology and brand names. While we consider our intellectual property to be important to the operation of our business, other than our Honeywell license agreement, we do not believe that any existing patent, trademark, or other intellectual property right is of such significance that its loss or termination would have a material adverse effect on our business taken as a whole

Manufacturing and Supplies

We manufacture many of the products that we design and sell. Raw materials and supplies are typically available from a wide variety of sources. We manufacture many sub-assemblies and parts in-house, including certain specialty printed circuit board assemblies and harnesses, and we have extensive electronic and mechanical final assembly and test operations. Many parts that are not manufactured in-house are standard electronic items available from multiple sources. Other printers and parts are designed or modified by us and manufactured by outside vendors according to our specifications. We also purchase certain components, assembled products, and supplies used to manufacture or to be sold with our products, from single-or limited- source suppliers. Although we believe the majority of these sole or limited source components, assembled products, and supplies could be sourced elsewhere with appropriate changes in the design of our products, the required design changes might not be feasible on a timely basis, and any interruption in these components, products or supplies could adversely affect our business. When circumstances cause us to anticipate that we may not be able to acquire such components, products or supplies on a timely basis, our practice is to procure a sufficient quantity in advance. In the past, we have made such advanced purchases primarily for aerospace products and in quantities that we anticipate will suffice for the life of the aircraft program for which those printers are designed.

Marketing and Competition

We compete worldwide in multiple markets. Through our existing network of manufacturing, sales and support facilities, during fiscal 2024, we sold our products to customers in approximately 100 countries.

We believe we are a market leader in tabletop digital color label printing technology in the specialty on-demand printing field, the market leader in flight deck printers, and an innovator in digital color mini-press systems. In the data acquisition area, we are one of the leaders in general-purpose, portable, high-speed data acquisition systems.

We retain our leadership position in the markets we serve by virtue of our proprietary technology, product reputation, delivery, our channels to market, technical assistance, and service to customers. The number of competitors we face in any given market varies by product line. Key competitive factors vary among our product lines but include technology, quality, service and support, distribution network and breadth of product and service offerings.

Our PI products are sold by direct field salespersons, OEMs, and independent dealers and representatives, while our T & M products are sold predominantly through direct sales and independent representatives. In the United States, we have factory-trained direct-field salespeople located throughout the country specializing in PI products. We also have direct field sales or service centers in Canada, China, Denmark, France, Germany, Malaysia, Mexico, Singapore, and the United Kingdom staffed by our own employees and dedicated third-party contractors. Additionally, we utilize over 100 independent dealers and representatives selling and marketing our products in over 60 countries.

No single customer accounted for 10% or more of our net revenue in any of the last three fiscal years.

Order Backlog

Our order backlog is predominantly but not exclusively for products that will be delivered within twelve months, and backlog scheduled for beyond twelve months is predominantly within the T&M segment. However, backlog varies regularly and is not a highly reliable predictive indicator of near-term future sales trends, primarily due to the frequent longer-term original equipment and supplies orders within the T&M segment. In the PI segment, we have multi-period (but typically not multi-year) blanket order arrangements with many customers for labels and other supplies. Printer hardware in the PI segment is typically shipped within a short period of time after orders are booked. Manufacturing production is designed to meet forecasted demands and built-to-order customer requirements. Backlog at January 31, 2024 and 2023 was $31.4 million and $35.8 million, respectively.

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

Employees

As of January 31, 2024 we employed 365 full-time employees. Of our full-time employees, 276 were in the United States, 69 were in Europe, 11 were in Canada, seven were in Asia, and two were in Mexico.

None of our employees are represented by a labor union or covered by a collective bargaining agreement, except for employees in France, where local regulations generally require collective bargaining agreements.

Successful execution of our business strategy depends on our ability to retain several key employees in both individual contributor and management roles. We continuously assess the risk of losing our key employees through regular communications, engagement surveys and assessments of the labor market. Our retention strategy is focused on ensuring competitive compensation packages, career and professional development, leadership coaching and other initiatives to improve overall engagement with our key employees.

Culture

We are deeply committed to and invest substantial resources in maintaining and improving a strong and definable company culture that shapes how we operate and engage with stakeholders and employees. Our culture consists of four key components:

•
A powerful set of core values: Customer First, One Global Team, Innovation, Continuous Improvement and Building Shareholder Value.
•
The AstroNova Operating System (AOS), the comprehensive business management process which helps us manage the business in pursuit of continuous improvements in quality, delivery, cost, and growth.
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

Diversity and Inclusion

We believe that our culture and core values are strengthened through diversity and inclusion. Our diversity initiatives include—but are not limited to—our practices and policies on recruitment and selection; compensation and benefits; professional development and training; promotions; transfers; social and recreational programs; layoffs; terminations; and the ongoing development of a work environment built on the premise of gender and diversity equity. These initiatives include targeted recruitment of women in technical, engineering and sales roles, leadership development programs for women, periodic evaluation of our workforce demographics as compared to the demographics in the workforce market, and an affirmative effort to attract, recruit, retain and train a diverse workforce that is representative of the populations in the regions in which we do business. Metrics that track performance against these goals are regularly reported to and monitored by the Human Capital and Compensation Committee of our Board of Directors.

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

Name	Age	Position
Gregory A. Woods	65	President, Chief Executive Officer and Director
David S. Smith	67	Vice President, Chief Financial Officer and Treasurer
Stephen M. Petrarca	61	Vice President—Operations
Michael J. Natalizia	60	Vice President Technology & Strategic Alliances, Chief Technology Officer
Tom W. Carll	57	Vice President and General Manager—Aerospace

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

Mr. Natalizia was appointed Vice President and Chief Technology Officer of the Company on March 9, 2012. Prior to this appointment, Mr. Natalizia had held the position of Director of Product Development of the Company since 2005.

Mr. Carll joined the Company in 1989 and has held the position of Vice President and General Manager—Aerospace since 2011. Previously, Mr. Carll was Product Manager and National Sales Manager of the AstroNova Test & Measurement product group and, from its formation in 2004, the AstroNova Aerospace business group.

Code of Ethics

We have adopted a Code of Conduct which applies to all of our directors, officers and employees of the Company, including our Chief Executive Officer (“CEO”), Chief Financial Officer (“CFO”), and principal accounting officer which meets the requirements of a “code of ethics” as defined in Item 406 of Regulation S-K. A copy of the Code of Conduct will be provided to shareholders, without charge, upon request directed to Investor Relations or can be obtained on our website, (www.astronovainc.com), under the heading “Investors—Corporate Governance—Governance Documents.” We intend to disclose any amendment to, or waiver of, a provision of the Code of Conduct for the CEO, CFO, principal accounting officer, or persons performing similar functions by posting such information on our website.

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

Any decline in our customers’ markets or their general economic conditions would likely result in a reduction in demand for our products. For example, the 2020 grounding, suspension and subsequent slow restart of the Boeing B737 MAX, coupled with the impact of the COVID-19 pandemic reduced the demand for our airborne printers, as well as for the related repairs and supplies, which negatively affected our business. Although we have experienced a significant recovery in the demand for our airborne printers following the negative impact of the COVID-19 pandemic on the demand for new aircraft and travel, demand remains lower than it was pre-pandemic, and currently the outlook is uncertain. While demand for air travel has recently increased, the impact of air-safety incidents or of another viral pandemic or other widespread health emergency could negatively impact this trend in the future. Also, we believe that the pandemic negatively impacted our customers’ financial capacity materially enough to alter their strategies and industry dynamics, but the increase in travel demand has caused the industry profitability to rebound. Production or supply chain issues experienced by any aircraft manufacturer may cause aircraft deliveries to grow more slowly or decline, which would reduce demand for our products, and in turn harm our results of operations, financial position and cash flows.

Our future revenue growth depends on our ability to develop and introduce new products and services on a timely basis and achieve market acceptance of these new products and services.

The markets for our products are characterized by evolving technologies which in turn affect our product introduction cycles. Our future success depends largely upon our ability to address the rapidly changing needs of our customers by developing and supplying high-quality, cost-effective products, product enhancements and services on a timely basis and by keeping pace with technological developments and emerging industry standards. The success of our new products will also depend on our ability to differentiate our offerings from our competitors’ offerings, price our products competitively, anticipate our competitors’ development of new products, and maintain high levels of product quality and reliability. We spend a significant amount of time and effort on the development of our airborne and color printer products as well as our data acquisition and recorder products. Failure to meet our customers’ changing business needs or to further develop any of our new products and their related markets as anticipated could adversely affect our future revenue growth and operating results.

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
•
Reduced control over delivery schedules, manufacturing yields, quality and costs; and
•
Exposure to rapid unplanned cost increases that cannot be adequately recovered by customer price increases due to market competition or contractual constraints.

If one of our significant subcontractors becomes unable or unwilling to continue to manufacture or provide these products in required volumes, fails to meet our quality standards, or imposes rapid price increases that we cannot recover in the market, we will have to identify alternate qualified subcontractors, take over the manufacturing ourselves, or redesign our products to use components from other suppliers. Additional qualified subcontractors may not be available or may not be available on a timely or cost-competitive basis. Any interruption in the supply, increase in the cost of the products manufactured by a third-party subcontractor, or failure of a subcontractor to meet quality standards could have a material adverse effect on our business, operating results and financial condition.

For certain components, assembled products and supplies, we are dependent upon single or limited source suppliers. If these suppliers do not meet demand, either in volume or quality, then we could be materially harmed.

Although we use standard parts and components for our products where possible, we purchase certain components, assembled products and supplies used in the manufacture of our products from a single source or limited supplier sources. If the supply of a key component, assembled products, or certain supplies were to be delayed or curtailed or, in the event a key manufacturing or sole supplier delays shipment of such components or assembled products, our ability to ship products in desired quantities and in a timely manner would be adversely affected. For example, as a result of the global COVID-19 pandemic, there was a disruption to our supply chain due to the delays of component shipments from our vendors in China and other jurisdictions in which normal business operations were disrupted. The supply chain disruption continues to affect our business as it has become difficult to ramp up production as quickly as needed to respond to the post-COVID increase in customer demand. Our business, results of operations and financial position could also be adversely affected, depending on the time required to obtain sufficient quantities from the original source or, if possible, to identify and obtain sufficient quantities from an alternative source as well as incurring higher costs to obtain needed components.

Additionally, if any single or limited source supplier becomes unable or unwilling to continue to supply components, assembled products, or supplies in required volumes or at acceptable prices, we will have to identify and qualify acceptable replacements or redesign our products with different components. Alternative sources may not be available, or product redesign may not be feasible on a timely basis. For example, in fiscal 2023, we experienced increased difficulty in obtaining certain technology-based parts, components and supplies from the largest single supplier of our PI segment at stable or predictable prices. Additionally, we experienced repeated significant quality problems with that supplier. We have responded to these issues by increasing our inventories of those products to mitigate supply risk, negotiating quality related cost reimbursements, and in some cases, accelerating our development of PI products that rely on alternative suppliers. In fiscal 2024, we incurred $0.6 million of incremental expense relating to warranty services and implementation of corrective retrofits resulting from these issues. Any interruption in the supply of or increase in the cost of the components, assembled products and supplies provided by single or limited source suppliers could have a material adverse effect on our business, operating results, and financial condition.

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

Our success depends on our ability to obtain adequate pricing for our products and services. For a variety of complex reasons, many of which were triggered by the COVID-19 pandemic, the general economy has been significantly impacted by supply chain disruptions. Examples of some of these impacts on us include reduced availability of certain electronic components and the need to pay premium prices to obtain them, and noticeably higher costs for a wide array of other parts and raw material components in both of our product segments. Additionally, due to supply chain disruptions, it has become more difficult to obtain the needed components for our legacy T&M products, and as a result we have incurred higher costs to obtain these components. The supply chain disruptions have been exacerbated by increases in the cost of transportation to expedite incoming components and supplies. In many cases, we have had to expedite delivery of critical materials through significantly higher cost airfreight methods. Our ability to offset these effects through pricing actions for our products and services may not prove sufficient to offset these or further cost increases. Attempts to increase prices may not hold in the face of customer resistance and/or competition. If we are unable to obtain adequate pricing for our products and services, our results of operations and financial position could be materially adversely affected.

We are also continually reviewing our operations with a view towards reducing our cost structure, including but not limited to reducing our labor cost-to-revenue ratio, improving process and system efficiencies and outsourcing certain internal functions. In fiscal 2024, we engaged in restructuring actions to reduce our cost structure in our PI segment. However, if these efforts to constrain the cost of our operations are inadequate to offset higher product and employee wage costs, our results of operations and financial position could be materially adversely affected.

Our inability to adequately enforce and protect our intellectual property defend against assertions of infringement or the loss of certain licenses could prevent or restrict our ability to compete.

We rely on patents, trademarks, licenses, and proprietary knowledge and technology, both internally developed and acquired, in order to maintain a competitive advantage. Our competitors may develop technologies that are similar or superior to our proprietary technologies or design technologies around the intellectual property protections or licenses that we currently own. The loss of our Honeywell license agreement could have a material adverse impact on our business. Operating outside the United States also exposes us to additional intellectual property risk. The laws and enforcement practices of certain jurisdictions in which we operate do not protect our intellectual property rights to the same extent as in the United States. Any diminution in our ability to defend against the unauthorized use of these rights and assets could have an adverse effect on our results of operations and financial condition. Litigation may be necessary to protect our intellectual property rights or defend against claims of infringement, which could result in significant costs and divert our management’s focus away from operations.

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

We have incurred and could in the future incur additional liabilities because of product failures due to design or manufacturing defects. Our products may have defects despite our internal testing or testing by customers. These defects could result in, among other things, increased warranty provisions, a delay in recognition of sales, loss of sales, loss of market share, failure to achieve market acceptance, or damage to our reputation. We could be subject to material claims by customers and may incur substantial expenses to correct any product defects. While in the past, we have successfully obtained partial compensation from suppliers for their contribution to product quality issues, we may not be successful in such a recovery in the future, and these recoveries have not in the past and are not in the future likely to fully offset the full financial impact on us. For example, in fiscal 2023, the quality of products obtained from one of the key suppliers to our PI segment declined and we were unable to detect latent defects in their products in a timely manner, which resulted in our incurring increased technical service and warranty expenses. We obtained partial compensation from that supplier, but this was insufficient to fully cover all of our costs related to this issue. We also believe we have experienced demand declines as a result of customers’ perceptions of the quality defects related to this supplier. In fiscal 2024, we continued to have quality and reliability issues in certain models of our PI printers as a result of faulty ink provided by one of our larger suppliers. During the second quarter of fiscal 2024, we initiated a program to retrofit all of the printers sold to our customers that were affected by the faulty ink at a total cost of $0.6 million. If we continue to experience product failures due to design or manufacturing defects, our business, results of operations and financial position could be materially and adversely affected.

In addition, through our acquisitions, we have assumed, and may in the future, assume liabilities related to products previously developed by an acquired company that may not have been subjected to adequate product development, testing and quality control processes, and may have unknown or undetected defects. Some types of defects may not be detected until the product is installed in a user environment. This may cause us to incur significant warranty, repair, or re-engineering costs. As such, it could also divert the attention of engineering personnel from product development efforts, which may result in increased costs and lower profitability.

We could experience a significant disruption in or security breach of our information technology system, which could harm our business and adversely affect our results of operations.

We rely on on-premise and cloud-based information technology systems, some of which are managed by or licensed from third parties, to support many critical aspects of our business, as well as to process, transmit and store our own electronic proprietary or confidential information, and confidential information of customers, employees, suppliers and others, including personally identifiable information, credit card data, and other proprietary confidential information. These systems are vulnerable to damage, disruptions and/or shutdowns due to attacks by cyber-criminals, data breaches, employee error, power outages, computer viruses, telecommunication or utility failures, systems failures, natural disasters, catastrophic events, or other unforeseen events. These vulnerabilities could interfere with our operations, compromise our data processing capacity and the security of our information and that of our customers and suppliers, and expose us to liability which could adversely impact our business and reputation. We actively manage these risks through a variety of hardware and software-based techniques that we own, license, or otherwise procure from third parties under contract to safeguard our systems, and we own or procure from third parties system data storage redundancy and disaster recovery capability. In particular, we have increased our investment in tools, techniques and training that we believe will reduce our vulnerability to attacks from cyber-criminals. However, due to the complexity of our systems, and especially due to the ever-increasing sophistication of cyber-criminals, there is no assurance that our efforts will be sufficient to prevent cyber-attacks, security breaches, or the other potential exploitation of vulnerabilities or systems failures. In any such circumstance, our system redundancy and other disaster recovery planning may be ineffective or inadequate. While we have experienced, and expect to continue to experience, these types of threats to our information technology networks and infrastructure, none of them to date has had a material impact. However, in the future, such events could result in legal claims or proceedings, liability or penalties under privacy laws, disruption in operations, and damage to our brand and reputation, all of which could adversely affect our business, operating results and financial condition.

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

We also review our long-lived assets including property, plant and equipment, and other intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable.

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

Customer demand for our products may be impacted by weak economic conditions, inflation, stagflation, recession, rising interest rates, equity market volatility or other negative economic factors in the U.S. or other nations. For example, under these conditions or the expectation of such conditions, our customers may cancel orders, delay purchasing decisions, or reduce their use of our services. In addition, these economic conditions could result in higher inventory levels and the possibility of additional charges if we request changes in delivery schedules or if suppliers incur additional costs that they pass on to us. Further, in the event of a recession or threat of a recession, our suppliers, distributors, and other third-party partners may suffer their own financial and economic challenges and, as a result, they may demand pricing accommodations, delay payment, or become insolvent, which could harm our ability to meet our customers’ demands or collect revenue or could otherwise harm our business. Similarly, disruptions in financial or credit markets may impact our ability to manage normal commercial relationships with our customers, suppliers and creditors and might cause us to not be able to continue to access preferred sources of liquidity when we would like if at all, and our borrowing costs could increase. Thus, if general macroeconomic conditions continue to deteriorate, our business and financial results could adversely affect our business, operating results and financial condition.

In addition, we are subject to risks from inflation and increasing market prices of certain components, supplies, and raw materials, which are incorporated into our end products or used by our suppliers to manufacture our end products. These components, supplies and other raw materials have from time to time become restricted. General market factors and conditions have in the past and may in the future affect pricing of such components, supplies, and commodities.

Economic, political and other risks associated with international sales and operations could adversely affect our results of operations and financial position.

Because we sell our products worldwide, our business is subject to risks associated with doing business internationally. Revenue from international operations, which includes both direct and indirect sales to customers outside the U.S., accounted for approximately 43% of our total revenue for fiscal 2024, and we anticipate that international sales will continue to account for a significant portion of our revenue. In addition, we have employees, suppliers, contractors and facilities located outside the U.S. Accordingly, our business, operating results and financial condition could be harmed by a variety of factors, including:

•
Interruption to transportation flows for delivery of parts to us and finished goods to our customers;
•
Customer and vendor financial stability;
•
Fluctuations in foreign currency exchange rates;
•
Changes in a specific country’s or region’s environment including political, economic, monetary, regulatory, or other conditions;
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

Changes to tax laws and regulations or changes to the interpretation thereof, the ambiguity of tax laws and regulations, the subjectivity of factual interpretations, uncertainties regarding the geographic mix of earnings in any particular period, and other factors could have a material impact on our estimates of our effective tax rate and our deferred tax assets and liabilities. The impact of these factors may be substantially different from period to period. In addition, the amount of income taxes we pay is subject to ongoing audits by U.S. federal, state, and local tax authorities. If audits result in payments or assessments different from our reserves, our future results may include unfavorable adjustments to our tax liabilities and our financial statements could be adversely affected. Any further significant changes to the tax system in the United States or in other jurisdictions (including changes in the taxation of international income as further described below) could adversely affect our financial statements.

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

Our credit agreement with Bank of America, N.A. requires us, among other things, to satisfy certain financial ratios on an ongoing basis, consisting of a maximum consolidated leverage ratio, a minimum consolidated fixed charge coverage ratio and an asset coverage ratio. We are also required to comply with other covenants and conditions, set forth in the credit agreement, including, among others, limitations on our and our subsidiaries’ ability to incur future indebtedness, to place liens on assets, to pay dividends or distributions on their capital stock, to repurchase or acquire their capital stock, to conduct mergers or acquisitions, to sell assets, to alter their capital structure, to make investments and loans, to change the nature of their business, and to prepay subordinated indebtedness, in each case subject to certain exceptions and thresholds as set forth in the credit agreement. If we were to violate the terms of the credit agreement and we were unable to renegotiate its terms at that time or secure alternative financing, it could have a material adverse impact on us.

The agreements governing our indebtedness subject us to various restrictions that limit our ability to pursue business opportunities.

The credit agreement governing our credit facility with Bank of America, N.A. contains, and any future debt agreements may include several restrictive covenants that impose significant operating and financial restrictions on us and our subsidiaries. Such restrictive covenants may significantly limit our ability to:

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

We have made strategic investments in other companies, products and technologies, including our August 2022 acquisition of Astro Machine LLC. We will continue to identify and pursue acquisitions of complementary companies and strategic assets, such as customer bases, products and technology. However, there can be no assurance that we will be able to identify suitable acquisition opportunities. In any acquisition that we complete, we cannot be certain that:

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
•
We will successfully implement effective disclosure controls and internal controls over financial reporting at the acquired business in a timely fashion; and
•
Respective operations, management and personnel will be compatible.

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

We continually review our operations with a view toward reducing our cost structure, including but not limited to reducing our labor cost-to-revenue ratio, improving process and system efficiencies and increasing our revenues and operating margins. For example, in fiscal 2024 we implemented a restructuring plan in our PI segment to reduce operating costs within that segment. As changes in our business environment occur, we may need to adjust our business strategies to meet these changes, or we may otherwise find it necessary to restructure our operations or particular businesses or assets. When these changes or events occur, we may incur costs to change our business strategy and may need to write down the value of assets or sell certain assets. In any of these events our costs may increase, and we may have significant charges or losses associated with the write-down or divestiture of assets.

Adverse conditions in the global banking industry and credit markets could impair our liquidity or interrupt our access to capital markets, borrowings or financial transactions to hedge certain risks.

At the end of fiscal 2024, we had approximately $4.5 million of cash and cash equivalents. Our cash and cash equivalents are held in bank demand deposit accounts and foreign bank accounts. Disruptions in the financial markets may, in some cases, result in an inability to access assets such as money market funds that traditionally have been viewed as highly liquid. Any failure of our counterparty financial institutions or funds in which we have invested may adversely impact our cash and cash equivalent positions and, in turn, our financial position.

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

We are subject to regulatory constraints and compliance requirements due to our status as a publicly held company. Public company compliance costs are increasing due to the increase in SEC regulations and enforcement actions, and the heightened scrutiny that we and the public accounting industry face from the Public Companies Accounting Oversight Board. Additionally, certain new and proposed regulations in the State of Rhode Island, where we are headquartered, are likely to increase compliance costs. In some instances, the regulations may mandate action on our part for which, to our knowledge, no current technical means to comply exist. If enacted, the costs of complying with these regulations could have a material adverse impact on our business.

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

We have identified a material weakness in our internal control over financial reporting and that weakness has led to a conclusion that our internal control over financial reporting and disclosure controls and procedures were not effective as of January 31, 2024. The material weakness related to our failure to design and maintain an effective control environment at our Astro Machine subsidiary, which was acquired in August of 2022. Management is taking action to remediate this material weakness in its internal controls over financial reporting by designing an effective control environment and expanding our existing enterprise resource planning system to include the Astro Machine subsidiary.

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

We also expect that there will continue to be new laws, regulations, and industry standards concerning privacy, data protection, and information security proposed and enacted in various jurisdictions. For example, in 2016 the European Commission adopted the General Data Protection Regulation (GDPR), a comprehensive privacy and data protection reform that became effective in May 2018. The GDPR, which is applicable to all companies processing data of European Union residents, imposes significant fines and sanctions for violations. These requirements are complicated, and compliance is technically complex to maintain. We contract with outside experts to advise us, conduct internal and external compliance training, and believe we are currently in compliance, however, maintaining compliance has increased costs and diverted resources. Similarly, the California Consumer Privacy Act of 2018, which was enacted in June 2018 and came into effect on January 1, 2020, provides a new private right of action for data breaches and requires companies that process information on California residents to make new disclosures to consumers about their data collection, use and sharing practices and allow consumers to opt out of certain data sharing with third parties.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Cybersecurity Risk Management and Strategy

We have made substantial investments in cybersecurity risk management, and it is an integral part of our overall enterprise risk management program. We have implemented a variety of tools and a process designed to identify, monitor, evaluate and respond to cybersecurity threats and incidents, including those associated with our use of third-party vendors and service providers. Our process consists of steps for identifying the source of a cybersecurity threat or incident, including whether such cybersecurity threat or incident is associated with a third-party vendor or service provider; implementing cybersecurity countermeasures and mitigation strategies, and informing management and our board of directors of potentially material cybersecurity threats and incidents or other significant changes in the evolving cybersecurity threat landscape. We intend to continue to make substantial investments in cybersecurity risk management to improve our tools and processes because the cybersecurity threat continues to evolve. While we continue to invest in our infrastructure environment and monitoring capability, and in due diligence with respect to the third parties with whom we interact, there can be no assurance that we can prevent, mitigate, or remediate the risk of any compromise or failure in the cybersecurity infrastructure owned or controlled by us or any third-party vendor or service providers that we use.

Our Information Technology team reports to senior management and is responsible for assessing and maintaining our cybersecurity risk management program. In addition, they collaborate with third-party security specialists as necessary, aiming for thorough risk assessments and system improvements. Together with our third-party security service providers, the Information Technology team oversees our processes for the prevention, detection, mitigation, and resolution of cybersecurity incidents. Throughout the year, we regularly train our employees on cybersecurity awareness and confidential information protection. We review or update our cybersecurity policies and the effectiveness of our programs to manage cybersecurity risk on a continuing basis, to account for changes in the evolving cybersecurity threat landscape, as well as for any related legal and regulatory developments that may occur.

Cybersecurity threats have the potential to materially affect our company, including our business strategy, results of operations, and financial condition. While we have not experienced material adverse effects from cybersecurity threats to date, we recognize the evolving nature of these risks and remain vigilant in our efforts to mitigate potential impacts. Refer to “Item 1A. - Risk Factors” in this annual report on Form 10-K, including, “We could experience a significant disruption in or security breach of our information technology system which could harm our business and adversely affect our results of operations,” for additional discussion on our cybersecurity related risks.

Cybersecurity Governance

Our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), and Information Technology team are responsible for identifying and assessing cybersecurity risks on an ongoing basis, establishing processes designed to provide reasonable assurance that such potential cybersecurity risk exposures are monitored, instituting appropriate mitigation and remediation measures, and maintaining cybersecurity programs. Additionally, since we do not have a full time Chief Information Security Officer, we obtain additional domain expertise from third party outside resources. Our cybersecurity programs are managed under the direction of our CFO, who receives reports from our Information Technology team and third-party resources to monitor the prevention, detection, mitigation, and remediation of cybersecurity risks.

Our board of directors has oversight responsibility for our overall enterprise risk management and directly oversees our cybersecurity risk management. As part of its enterprise risk management efforts, our board of directors regularly receives reports from management on our cybersecurity programs with regard to any risks that may arise from specific cybersecurity threats and incidents. The board of directors oversees management’s programs, policies and processes in place that identify, monitor, assess, and respond to cybersecurity, data privacy, and other information technology risks to which we are exposed.

Item 2. Properties

The following table sets forth information regarding our principal owned properties. The West Warwick property is subject to a security agreement and a mortgage in favor of the lender under our credit facility.

Location	Approximate Square Footage	Principal Use
West Warwick, Rhode Island, United States	135,500	Corporate headquarters, research and development, manufacturing, sales and service
Elk Grove Village, Illinois	34,460	Astro Machine principal place of business

The West Warwick facility is used by both of our business segments, while the Elk Grove Village facility is exclusively used by the PI segment.

We also lease facilities in various other locations. The following information pertains to each location:

Location	Approximate Square Footage	Principal Use
Dietzenbach, Germany	18,630	Manufacturing, sales and service (PI segment)
Copenhagen, Denmark	4,800	R&D, sales and service (PI segment)
Brossard, Quebec, Canada	4,500	Manufacturing, sales and service (PI segment)
Elancourt, France	4,150	Sales and service (PI segment)
Shah Alam, Selangor, Malaysia	2,067	Sales (PI segment)
Singapore	2,400	Sales (T&M segment)
Shanghai, China	425	Sales (PI segment)
Mexico City, Mexico	97	Sales (PI segment)

We believe all our facilities are well maintained in good operating condition and generally adequate to meet our needs for the foreseeable future.

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

As of April 5, 2024, we had approximately 370 shareholders, which does not reflect shareholders with beneficial ownership in shares held in nominee name.

Stock Repurchases

During the fourth quarter of fiscal 2024, we made the following repurchases of our common stock:

	Total Number of Shares Repurchased	Average Price paid Per Share ($)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Be Purchased Under the Plans or Programs
November 1 – November 30	—	—	—	—
December 1 – December 31	309(a)	15.16(a)	—	—
January 1 – January 31	—	—	—	—

(a)
An executive of the company delivered 309 shares of our common stock toward the satisfaction of taxes due in connection with the vesting of restricted shares. The shares delivered were valued at a market value of $15.16 per share and are included with treasury stock in the consolidated balance sheet.

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

Overview

We are a multi-national enterprise that leverages our proprietary data visualization technologies to design, develop, manufacture, distribute and service a broad range of products that acquire, store, analyze and present data in multiple formats. We organize our structure around a core set of competencies, including research and development, manufacturing, service, marketing and distribution. We market and sell our products and services through the following two segments:

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

On July 26, 2023, we adopted a restructuring plan (the “2024 Restructuring Plan”) for our PI segment that transitioned a portion of the printer manufacturing within that segment from our facility in Rhode Island to our Astro Machine facility located in Illinois. Additionally, we ceased selling certain of our older, lower-margin or low-volume PI segment products and made targeted reductions to our workforce. As part of the 2024 Restructuring Plan, we also consolidated certain of our international PI sales and distribution facilities and streamlined our channel partner network. The total cost of this plan was $2.5 million, comprised primarily of non-cash charges related to inventory write-offs and facility exit costs, and cash charges related to severance-related costs. As of January 31, 2024, we have completed the 2024 Restructuring Plan. Refer to Note 19, “Restructuring,” in our consolidated financial statements included elsewhere in this report for further details.

In connection with our 2024 Restructuring Plan, we identified the need to address quality and reliability issues in certain models of our PI printers as a result of faulty ink provided by one of our larger suppliers. We identified approximately 150 printers sold to our customers that were affected by the faulty ink. In order to remedy these issues and maintain solid customer relationships, during the second quarter of fiscal 2024, we initiated a program to retrofit all of the affected printers sold to our customers (the “2024 Product Retrofit Program”). The costs associated with this program, which included the cost of parts, labor and travel, were $0.6 million and were included in cost of revenue in our consolidated income statement for the year ended January 31, 2024. During fiscal 2024, we worked with our customers to either repair or replace the affected printers and at the end of the fourth quarter of fiscal 2024, the 2024 Product Retrofit Program was concluded. Refer to Note 19, “Restructuring,” in our consolidated financial statements included elsewhere in this report for further details.

We market and sell our products and services globally through a diverse distribution structure of direct sales personnel, manufacturers’ representatives, OEMs, and authorized dealers that deliver a full complement of branded products and services to customers in our respective markets. Our growth strategy centers on organic growth through product innovation made possible by research and development initiatives, as well as strategic acquisitions that fit into or complement existing core businesses. In fiscal 2024, 2023, and 2022, revenue from customers in various geographic areas outside the United States, primarily in Western Europe, Canada and Asia, amounted to $63.3 million, $59.0 million, and $49.3 million, respectively.

We maintain an active program of product research and development. We spent approximately $6.9 million in fiscal 2024 and $6.8 million in both fiscal 2023 and 2022, on Company-sponsored product development. We are committed to continuous product development as essential to our organic growth and expect to continue our focus on research and development efforts in fiscal 2025 and beyond.

We also continue to invest in sales and marketing initiatives by expanding and improving the existing sales force and using various marketing campaigns to achieve our goals of sales growth and increased profitability.

Impact of COVID-19

The lingering impact of the COVID-19 pandemic continues to affect our business, most notably in our T&M segment. While sales demand in this segment has largely recovered in the current year due to the increase in demand for air travel and new aircraft, it has not yet reached pre-COVID-19 levels. Additionally, the lingering disruptions in the supply chain from the COVID-19 pandemic continue to impact our business, as it has become difficult to ramp up production as quickly as needed to respond to the increase in customer demand. Furthermore, due to supply chain disruptions, it has become increasingly difficult to obtain the needed components for our legacy T&M products and as a result we have incurred higher costs to obtain these components.

Results of Operations

Fiscal 2024 compared to Fiscal 2023

The following table presents the revenue of each of our segments, as well as the percentage of total revenue and change from the prior year.

($ in thousands)	2024			2023
	Revenue	As a % of Total Revenue	% Change Over Prior Year	Revenue	As a % of Total Revenue
PI	$104,041	70.3%	0.9%	$103,089	72.3%
T&M	44,045	29.7%	11.7%	39,438	27.7%
Total	$148,086	100.0%	3.9%	$142,527	100.0%

Net revenue in fiscal 2024 was $148.1 million, a 3.9% increase compared to net revenue of $142.5 million for fiscal 2023. Current year revenue through domestic channels was $84.8 million, an increase of 1.4% from prior year domestic revenue of $83.6 million. International revenue of $63.3 million for fiscal 2024 increased 7.4% compared to prior year international revenue of $59.0 million. Fiscal 2024 international revenue reflects a favorable foreign exchange rate impact of $0.4 million, compared to an unfavorable foreign exchange rate impact of $3.5 million in fiscal 2023.

Hardware revenue in fiscal 2024 was $49.4 million, a $7.0 million or 16.5% increase compared to fiscal 2023 hardware revenue of $42.4 million due to increased hardware sales in both the T&M and PI segments. T&M hardware sales increased 15.8% or $3.8 million compared to the prior year primarily due to increased sales in our aerospace printer product line. Current year hardware sales in the PI segment increased 17.4% or $3.1 million compared to the prior year, predominately as a result of the August 2022 acquisition of Astro Machine which contributed a full year of revenue for fiscal 2024, compared to six months in fiscal 2023. The increase in PI hardware sales for the current year was slightly offset by a decline in sales of our QuickLabel and TrojanLabel product line printers.

Revenue from supplies in fiscal 2024 was $79.3 million, a 3.4% or $2.8 million decrease compared to fiscal 2023 supplies revenue of $82.1 million. The current year decrease in supplies revenue was primarily due to lower sales of ink jet supply products in the PI segment, which declined $3.3 million or 5.2% from the prior year. Also contributing to the decrease in current year supply revenue was the decline in thermal film supplies in the PI segment. The overall decline in supplies sales in the current year was partially offset by increased sales of toner and media supplies in our PI segment and an increase in paper supply revenue for the aerospace printers in our T&M segment.

Service and other revenue in fiscal 2024 was $19.4 million, a 7.7% or $1.4 million increase compared to fiscal 2023 service and other revenue of $18.0 million. The increase is primarily due to the inclusion of a full year of Astro Machine parts revenue in the PI segment for the current year, compared to six months in fiscal 2023. Also contributing to the current year increase is the increased repair and parts revenue for aerospace printer products in the T&M segment due to the impact of increased flight hour usage and pricing increases.

Gross profit was $51.6 million for fiscal 2024, reflecting a 7.2% increase compared to fiscal 2023 gross profit of $48.2 million. Our gross profit margin of 34.9% in fiscal 2024 reflects a 1.1 percentage point increase compared to fiscal 2023 gross profit margin of 33.8%. The increased gross profit and related profit margin for the current year compared to the prior year is primarily attributable to higher margins on a favorable product mix.

Operating expenses for the current year were $42.8 million, representing a 0.3% increase from the prior year’s operating expenses of $42.7 million. Specifically, selling and marketing expenses of $24.4 million in fiscal 2024 decreased 0.1% from the prior year amount of $24.5 million. The slight decrease in selling and marketing expenses for the current year is primarily due to a decrease in wages and benefits as well as a decrease in maintenance contract fees. Current year selling and marketing expense was also impacted by $0.4 million in restructuring costs related to the 2024 Restructuring Plan. The current year decrease in selling and marketing expenses was partially offset by an increase in amortization expense related to the customer relationship and trademark intangibles acquired as part of the Astro Machine acquisition. General and administrative expenses increased 0.5% to $11.5 million in the current year compared to $11.4 million in the prior year, as increases in professional fees, wages, and bonuses were largely offset by decreases in outside service and employee fees. Current year general and administrative expense was also impacted by $0.1 million of restructuring costs related to the 2024 Restructuring Plan. Research & development (“R&D”) costs in fiscal 2024 of $6.9 million increased 1.2% from fiscal 2023, as increases in outside consulting and service expenses were substantially offset by decreases in employee wage and bonus expenses. The R&D spending level for fiscal 2024 represents 4.7% of net revenue, compared to the prior year level of 4.8%.

Other expense in fiscal 2024 was $2.7 million compared to $2.0 million in fiscal 2023. Current year other expense includes $2.7 million of interest expense on our debt and revolving credit facility and $0.1 million of net foreign exchange loss, offset by net other income of $0.1 million. Prior year other expense included interest expense on debt and revolving credit facility of $1.7 million, and net foreign exchange loss of $0.5 million, offset by other income of $0.1 million.

We recognized $1.4 million of income tax expense for the current fiscal year, resulting in an effective tax rate of 22.7% compared to 22.0% in fiscal 2023. The increase in the effective tax rate in fiscal 2024 from fiscal 2023 is primarily related to the impact of the valuation allowance recorded on China net operating losses, the increase in the current provision for state and local taxes, and the change in the foreign rate differential. This increase was partially offset by other factors decreasing the effective tax rate such as foreign derived intangible income deduction, share based compensation, and the R&D tax credit.

Net income for fiscal 2024 was $4.7 million, or $0.63 per diluted share. The results for this period were impacted by expense of $2.6 million ($2.0 million net of tax or $0.27 per diluted share) related to the 2024 Restructuring Plan and expense of $0.6 million ($0.5 million net of tax or $0.07 per diluted share) related to the 2024 Product Retrofit Program. Net income for fiscal 2023 was $2.7 million, or $0.36 per diluted share. The results for the fiscal 2023 year were impacted by expenses of $0.7 million ($0.5 million net of tax, or $0.07 per diluted share) related to transaction costs of the Astro Machine acquisition.

Fiscal 2023 compared to Fiscal 2022

For a comparison of our results of operations for the fiscal years ended January 31, 2023, and January 31, 2022, see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our annual report on Form 10-K for the fiscal year ended January 31, 2023, filed with the SEC on April 17, 2023.

Segment Analysis

We report two segments consistent with our product revenue groups: PI and T&M. Segment performance is evaluated based on the operating segment’s profit before corporate and financial administration expenses. The following table summarizes selected financial information by segment.

($ in thousands)	Revenue			Segment Operating Profit			Segment Operating Profit as a % of Revenue
	2024	2023	2022	2024	2023	2022	2024	2023	2022
P I	$104,041	$103,089	$90,915	$10,087	$7,889	$10,411	9.7%	7.7%	11.5%
T&M	44,045	39,438	26,565	10,200	8,989	3,398	23.2%	22.8%	12.8%
Total	$148,086	$142,527	$117,480	20,287	16,878	13,809	13.7%	11.8%	11.8%
Corporate Expenses				11,491	11,435	9,553
Operating Income				8,796	5,443	4,256
Other Income (Expense), Net				(2,723)	(2,033)	2,778
Income Before Income Taxes				6,073	3,410	7,034
Income Tax Provision				1,379	749	605
Net Income				$4,694	$2,661	$6,429

Product Identification

Revenue from the PI segment increased 0.9% in fiscal 2024, with revenue of $104.0 million compared to revenue of $103.1 million in the prior year. The current year increase is primarily attributable to the contribution of a full year of revenue from the fiscal 2023 acquisition of Astro Machine, compared to six months in the prior year. Trojan Label related product supplies and part revenues also grew in fiscal 2024 compared to the prior year due to the larger installed base of these printers. The current year increase in PI revenue was largely offset by declines in the revenue from inkjet supplies and certain tabletop label hardware sales, particularly in North America resulting primarily from the continued adverse market reaction to the deterioration of certain label printers due to the ink quality issues related to one of our larger suppliers. PI current year segment operating profit was $10.1 million with a profit margin of 9.7%, compared to the prior year segment operating profit of $7.9 million and related profit margin of 7.7%. The increase in the current year PI segment operating profit and margin is primarily due to the inclusion of Astro Machine for the full twelve months of fiscal 2024, lower manufacturing and operating expenses and a favorable product mix, partially offset by the impact of $2.5 million of costs related to the 2024 Restructuring Plan and $0.6 million of costs recognized in the current year relating to the 2024 Product Retrofit Program. At this time, we believe the outlook for PI business is favorable due to the strategic realignment accomplished by the 2024 Restructuring Plan which will allow us to concentrate on higher-margin PI products as well as consolidate our PI sales and distribution facility and streamline our channel partner network.

Test & Measurement

Revenue from the T&M product group was $44.0 million for fiscal 2024, an 11.7% increase compared to revenue of $39.4 million in the prior year. The increase in revenue for the current year was primarily attributable to strong hardware sales in our aerospace product lines as a result of increased aerospace printer product unit volume. Demand for printers has increased due to the post-pandemic recovery in air travel demand, which has driven new orders for airplanes and a corresponding increase in production rates. Also contributing to the current year increase in revenue were increased sales of ToughSwitch ethernet products, which continue to recover to levels consistent with the fiscal 2019 through 2021 period after a large decline in fiscal 2022, and we currently expect comparable revenue from those products in fiscal 2025. T&M revenue in fiscal 2024 and 2023 was also impacted by $1.3 million and $1.1 million, respectively, of revenue recognized as the result of successful claims for component cost increases for printer shipments to one customer as described in Note 3, “Revenue Recognition,” in our consolidated financial statements included elsewhere in this report. The current year increase in T&M revenue was additionally favorably impacted by increased repair, parts and paper supply revenue related to aerospace printers, as flight hours and product utilization increased. The current year T&M segment revenue increase was partially offset by a decline in T&M hardware sales in the data recorder product line. At this time, we believe the outlook for T&M supplies, service and other revenue is favorable as the expected higher flight hours in commercial aviation should correlate favorably to higher aerospace printer supplies, parts and repair revenue. T&M current year segment operating profit was $10.2 million resulting in a 23.2% profit margin compared to the prior year segment operating profit of $9.0 million and related operating margin of 22.8%. The increased profit and margins were primarily attributable to higher revenue from high-margin product lines.

Liquidity and Capital Resources

Overview

Historically, our primary sources of short-term liquidity have been cash generated from operating activities and borrowings under our revolving credit facility. These sources have also historically funded the majority of our capital expenditures and contractual contingent consideration obligations. In fiscal 2024, we financed, under our secured equipment loan facility agreement, $0.8 million of capital investments to upgrade production machinery to support planned revenue growth and cost reduction objectives. In fiscal 2023, we funded the acquisition of Astro Machine in part by borrowing under our credit facilities, as further described below.

We believe that in the coming year and in the longer term, cash flow generation from operations and available unused credit capacity under our credit facility will support our anticipated needs. In fiscal 2025 (after required debt amortization and payment of minimum guaranteed royalty payments to Honeywell), we will be focused on inventory reduction and reduction of debt outstanding under our revolving credit facility, to the degree possible as constrained by supply chain management challenges. Furthermore, if acquisition opportunities develop that would require additional cash above our current available capacity, based on regular communication with our lender, we believe that our current operating performance and the reduction in leverage ratios as measured by the covenants within our credit facilities since the acquisition of Astro Machine would permit us to obtain sufficient additional short and long term debt financing, barring any unforeseen changes in the credit and capital markets.

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

At January 31, 2024, our cash and cash equivalents were $4.5 million and we had an outstanding balance of $8.9 million drawn and outstanding under our revolving credit facility. At January 31, 2024, we had $16.1 million available for borrowing under that facility.

Indebtedness

Term Loan

The Amended Credit Agreement requires that the term loan be paid in quarterly installments on the last day of each of our fiscal quarters over the term of the Amended Credit Agreement on the following repayment schedule: the principal amount of each quarterly installment required to be paid on the last day of each of our fiscal quarters ending on or about October 31, 2022 through July 31, 2023 is $375,000; and the principal amount of each quarterly installment required to be paid on the last day of each of our fiscal quarters ending on or about October 31, 2023 through April 30, 2027 is $675,000. The entire remaining principal balance of the term loan is required to be paid on August 4, 2027. We may voluntarily prepay the term loan, in whole or in part, from time to time without premium or penalty (other than customary breakage costs, if applicable). We may repay borrowings under the revolving credit facility at any time without premium or penalty (other than customary breakage costs, if applicable), but in any event no later than August 4, 2027, and any outstanding revolving loans thereunder will be due and payable in full, and the revolving credit facility will terminate on such date. We may reduce or terminate the revolving credit facility at any time, subject to certain thresholds and conditions, without premium or penalty.

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

We must comply with various customary financial and non-financial covenants under the Amended Credit Agreement. The financial covenants under the Amended Credit Agreement consist of a maximum consolidated leverage ratio, a minimum consolidated fixed charge coverage ratio and a minimum consolidated asset coverage ratio. The primary non-financial covenants limit our and our subsidiaries’ ability to incur future indebtedness, to place liens on assets, to pay dividends or distributions on our or our subsidiaries’ capital stock, to repurchase or acquire our or our subsidiaries’ capital stock, to conduct mergers or acquisitions, to sell assets, to alter our or our subsidiaries’ capital structure, to make investments and loans, to change the nature of our or our subsidiaries’ business, and to prepay subordinated indebtedness, in each case subject to certain exceptions and thresholds as set forth in the Amended Credit Agreement, certain of which provisions were modified by the Second Amendment. As of January 31, 2024, we believe we are in compliance with all of the covenants in the Credit Agreement.

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

Our obligations under the Amended Credit Agreement continue to be secured by substantially all of our personal property assets (including a pledge of the equity interests we hold in AstroNova Scandinavia ApS, AstroNova GmbH and AstroNova SAS), subject to certain exceptions, and by a mortgage on our owned real property in West Warwick, Rhode Island, and are guaranteed and secured by substantially all of the personal property assets of Astro Machine.

Equipment Loan

In January 2024, we entered into a secured equipment loan facility agreement with Banc of America Leasing & Capital, LLC and borrowed the principal amount of $0.8 million thereunder for the financing of our purchase of production equipment. The loan matures on January 23, 2029, and bears interest at a fixed rate of 7.06%.

Cash Flow

The statements of cash flows for the years ended January 31, 2024, 2023, and 2022 are included on page F-7 of this Form 10-K. Net cash provided by operating activities was $12.4 million in fiscal 2024 compared to net cash used by operating activities of $2.9 million in the previous year. The increase in net cash provided by operations for the current year is primarily due to the impact of changes in working capital items. Specifically, the changes in accounts receivable, inventory, income taxes, accounts payable and accrued expenses for the current year increased cash by $1.0 million in fiscal 2024 compared to a decrease in cash of $14.3 million in the prior year.

Our accounts receivable balance increased to $23.1 million at January 31, 2024, compared to $21.6 million at January 31, 2023. The increase in the accounts receivable balance is related to sales product mix in fiscal 2024 compared to the prior year, as well as the addition of Astro Machine for a full year in fiscal 2024. The days sales outstanding increased to 52 days at year end compared to 49 days at the end of fiscal 2023 contributing to the higher receivables balance at January 31, 2024. The days sales outstanding increase in the current year is due to customer mix, as aerospace receivables typically take longer to collect.

The year-end inventory balance decreased to $46.4 million at January 31, 2024 versus $51.3 million at January 31, 2023, a $5.0 million decrease from the prior year end. The decrease in our inventory balance is primarily due to the write-down of inventory of $2.0 million related to the 2024 Restructuring Plan. Also contributing to the current year reduction in inventory is usage of safety stock we had accumulated in prior years as a result of supply chain issues we were experiencing at that time. Inventory days on hand decreased to 168 days at the end of the current year from 176 days at the prior year end.

Net cash used by investing activities for fiscal 2024 was $0.9 million for capital expenditures, compared to fiscal 2023 cash used of $17.2 million, which includes $17.0 million related to the acquisition of Astro Machine and $0.2 million for capital expenditures.

Net cash used by financing activities for fiscal 2024 was $11.0 million. Cash used by financing activities for fiscal 2024 includes $7.0 million of net repayment activity under the revolving credit facility, $2.1 million of principal payments on our long term debt and guaranteed royalty obligation payments of $1.7 million. Cash provided from financing activities for fiscal 2023 includes $15.9 million for borrowings under the revolving credit facility and $6.0 million of proceeds from long term borrowings, which were partially offset by $2.0 million in guaranteed royalty obligation payments and $1.0 million of principle payments on long term debt.

Fiscal 2023 compared to Fiscal 2022

For a comparison of our cash flow for the fiscal years ended January 31, 2023, and January 31, 2022, see “Part II, Item 7. Management’s Discussion and Analysis of Liquidity and Capital Resources” in our annual report on Form 10-K for the fiscal year ended January 31, 2023, filed with the SEC on April 17, 2023.

Contractual Obligations, Commitments and Contingencies

As of January 31, 2024, we had contractual obligations related to lease arrangements, debt and royalty obligation arrangements and purchase commitments.

The lease arrangements are for certain of our facilities at various locations worldwide. As of January 31, 2024, we had fixed lease payment obligations of $0.6 million, with $0.2 million due within 12 months. Refer to Note 11, “Leases,” in our audited consolidated financial statements included in this Annual Report on Form 10-K for further details.

Debt arrangements under our Amended Credit Agreement with Bank of America, N.A., consist of a term loan with an outstanding principal balance of $12.2 million at January 31, 2024, of which $2.7 million is due within the 12 months after that date. Additionally, in January 2024, we entered into a secured equipment loan facility agreement and borrowed the principal amount of $0.8 million thereunder to finance our purchase of production equipment, of which $0.1 million is due within the 12 months after such date. For additional details regarding our long-term debt obligations, see Note 8, “Credit Agreement and Long Term Debt,” in our audited consolidated financial statements included in this Annual Report on Form 10-K.

We are subject to a guaranteed minimum royalty payment obligation over the next five years pursuant to the Honeywell Agreements, which, at January 31, 2024 included a balance due of $4.7 million, with $2.6 million due within 12 months. Refer to Note 2 “Acquisitions” and Note 10, “Royalty Obligation,” in our audited consolidated financial statements included in this Annual Report on Form 10-K for further details.

In order to meet our manufacturing demands and, in some cases, lock in particular pricing structures for specific goods used in manufacturing, we enter into purchase commitments with our suppliers. At January 31, 2024, our purchase commitments totaled $25.8 million, with $23.1 million due within 12 months, some of which are non-cancelable.

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

Infrequently, we receive requests from customers to hold products purchased from us for the customers’ convenience. We recognize revenue for such bill and hold arrangements in accordance with the guidance provided by ASC 606, which requires the transaction to meet the following criteria in order to determine that the customer has obtained control: (a) the reason for the bill and hold is substantive, (b) the product has separately been identified as belonging to the customer, (c) the product is currently ready for physical transfer to the customer, and (d) we do not have the ability to use the product or direct it to another customer.

Allowance for Doubtful Accounts: Accounts receivable consists primarily of receivables from our customers arising from the sale of our products. We actively monitor our exposure to credit risk through the use of credit approvals and credit limits. Accounts receivable is presented net of reserves for doubtful accounts.

We estimate the collectability of our receivables and establish allowances for accounts receivable that we estimate to be uncollectible. We base these allowances on our historical collection experience, the length of time our accounts receivable are outstanding and the financial condition of individual customers. In situations where we are aware of a specific customer’s inability to meet its financial obligation, such as in the case of a bankruptcy filing, we assess the need for a specific reserve for bad debts. We believe that our procedure for estimating such amounts is reasonable and historically has not resulted in material adjustments in subsequent periods. Bad debt expense was less than 1% of net sales in each of fiscal 2024 and 2023.

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

Income Taxes: A valuation allowance is established when it is “more-likely-than-not” that all or a portion of deferred tax assets will not be realized. A review of all available positive and negative evidence must be considered, including our performance, the market environment in which we operate, length of carryforward periods, existing revenue backlog and future revenue projections. If actual factors and conditions differ materially from the estimates made by management, the actual realization of the net deferred tax assets or liabilities could vary materially from the amounts previously recorded. At January 31, 2024, we had provided valuation allowances for future tax benefits resulting from certain domestic R&D tax credits, foreign tax credit carryforwards, and China net operating losses, all of which are expected to expire unused.

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

Business Combinations: We account for business acquisitions under the acquisition method of accounting in accordance with ASC 805, “Business Combinations,” where the total purchase price is allocated to the tangible and identified intangible assets acquired and liabilities assumed based on their estimated fair values. The purchase price is allocated using the information currently available, and may be adjusted, up to one year from acquisition date, after obtaining more information regarding, among other things, asset valuations, liabilities assumed and revisions to preliminary estimates that, if known, would have affected the measurement of the amounts recognized as of the acquisition date. The purchase price in excess of the fair value of the tangible and identified intangible assets acquired less liabilities assumed is recognized as goodwill. Determining the fair value of assets acquired and liabilities assumed requires management to use significant judgment and estimates, including the selection of valuation methodologies, estimates of future revenue, costs and cash flows, discount rates, and selection of comparable companies. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable. As a result, actual results may differ from these estimates. During the measurement period, we may record adjustments to acquired assets and assumed liabilities, with corresponding offsets to goodwill. Upon the conclusion of a measurement period, any subsequent adjustments are recorded to earnings.

Goodwill and Intangible Assets: We recognize goodwill in accordance with ASC 350, Intangibles—Goodwill and Other (“ASC 350”). Goodwill is the excess of cost of an acquired entity over the fair value amounts assigned to assets acquired and liabilities assumed in a business combination and is not amortized.

Goodwill is tested for impairment at the reporting unit. A reporting unit is an operating segment or a business unit one level below an operating segment if discrete financial information for that business is prepared and regularly reviewed by segment management. However, components within an operating segment are aggregated as a single reporting unit if they have similar economic characteristics. Management evaluates the recoverability of goodwill annually or more frequently if events or changes in circumstances, such as declines in revenue, earnings or cash flows, or material adverse changes in the business climate, indicate that the carrying value of an asset might be impaired. Goodwill is first qualitatively assessed to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. Factors that management considers in this assessment include macroeconomic conditions, industry and market considerations, overall financial performance (both current and projected), changes in management and strategy and changes in the composition or carrying amount of net assets. If this qualitative assessment indicates that it is more likely than not that the fair value of a reporting unit is less than its carrying value, then a quantitative assessment is required for the reporting unit. The quantitative assessment compares the fair value of the reporting unit with its carrying value. If a quantitative assessment is required, we estimate the fair value of our reporting units using the income approach based upon a discounted cash flow model. We believe that this approach is appropriate because it provides a fair value estimate based upon the reporting unit’s expected long-term operating cash flow performance. In addition, we use the market approach, which compares the reporting unit to publicly traded companies and transactions involving similar business, to support the conclusions based upon the income approach. The income approach requires the use of many assumptions and estimates including future revenue, expenses, capital expenditures, and working capital, as well as discount factors and income tax rates. If the fair value of the reporting unit exceeds the carrying value of the net assets including goodwill assigned to that unit, goodwill is not impaired. If the carrying value of the reporting unit’s net assets including goodwill exceeds the fair value of the reporting unit, then we record an impairment charge based on that difference. No goodwill impairment was identified for the years ended January 31, 2024 or January 31, 2023.

We recognize intangibles assets in accordance with ASC 350. Acquired intangible assets subject to amortization are stated at fair value and are amortized using the straight-line method over the estimated useful lives of the assets. Intangible assets that are subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. If the projected undiscounted cash flows are less than the carrying value, then an impairment charge would be recorded for the excess of the carrying value over the fair value, which is determined by the discounting of future cash flows. No impairment of intangible assets was identified for the years ended January 31, 2024 or January 31, 2023.

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

Recent Accounting Pronouncements

Reference is made to Note 1, “Summary of Significant Accounting Policies,” in our audited consolidated financial statements included elsewhere in this report.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Our primary financial market risks consist of foreign currency exchange rates risk and the impact of changes in interest rates that fluctuate with the market on our variable rate credit borrowings under our existing credit agreement.

Foreign Currency Exchange Risk

The functional currencies of our foreign subsidiaries and branches are the local currencies—the British Pound in the U.K., the Canadian Dollar in Canada, the Danish Kroner in Denmark, the Chinese Yuan in China, and the Euro in France and Germany. We are exposed to foreign currency exchange risk as the functional currency financial statements of foreign subsidiaries are translated to U.S. dollars. The assets and liabilities of our foreign subsidiaries having a functional currency other than the U.S. dollar are translated into U.S. dollars at the exchange rate prevailing at the balance sheet date, and at an average exchange rate for the reporting period for revenue and expense accounts. The cumulative foreign currency translation adjustment is recorded as a component of accumulated other comprehensive loss in shareholders’ equity. The reported results of our foreign subsidiaries will be influenced by their translation into U.S. dollars by currency movements against the U.S. dollar. Our primary currency translation exposure is related to our subsidiaries that have functional currencies denominated in Danish Kroner and the Euro. A hypothetical 10% change in the rates used to translate the results of our foreign subsidiaries would result in an increase or decrease in our consolidated net income of less than $0.1 million for the year ended January 31, 2024.

Transactional exposure arises where transactions occur in currencies other than the functional currency. Transactions in foreign currencies are recorded at the exchange rate prevailing at the date of the transaction. The resulting monetary assets and liabilities are translated into the appropriate functional currency at exchange rates prevailing at the balance sheet date and the resulting gains and losses are reported as foreign exchange gain (loss) in the consolidated statements of income. Foreign exchange losses resulting from transactional exposure were $0.1 million for the year ended January 31, 2024.

Interest Rate Risk

At January 31, 2024, our total indebtedness included an outstanding principal amount of $12.2 million of term loan variable-rate debt and an outstanding principal balance of $8.9 million under our revolving credit facility. At January 31, 2024, the term loan bears interest at a BSBY (Bloomberg Short-Term Bank Yield) rate plus a margin that varies between 1.60% and 2.30% based on our consolidated leverage ratio. During fiscal 2024, the weighted average interest rate on our variable rate debt was 7.54% and the weighted average interest rate on our revolving credit facility was 7.70%. The impact on our results of operations of a 100 basis point change in the interest rates on the outstanding balance of our variable-rate debt and revolving credit facility would be approximately $0.3 million annually.

Item 8. Financial Statements and Supplementary Data

The consolidated financial statements required under this item are submitted as a separate section of this report on the pages indicated at Item 15(a)(1).

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms promulgated by the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our Principal Executive Officer and our Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of January 31, 2024, because of the material weakness in our internal control over financial reporting described below.

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

Management conducted its evaluation of the effectiveness of its internal control over financial reporting as of January 31, 2024. In making this assessment, management used the criteria set forth in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, our Principal Executive Officer and Principal Financial Officer believe that as of January 31, 2024, our internal control over financial reporting was not effective based on criteria set forth by COSO in “Internal Control-Integrated Framework” because of the material weakness in our internal control over financial reporting as described below.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. As of January 31, 2024, we did not design or maintain an effective control environment to ensure the accurate and timely reporting of transactions related to our Astro Machine subsidiary, which was acquired August 4, 2022.

Management is taking action to remediate this deficiency in its internal controls over financial reporting by designing an effective control environment and expanding our existing enterprise resource planning system to include the Astro Machine subsidiary. We anticipate that these actions and resulting improvements in controls will strengthen our internal control over financial reporting and will address the related material weakness.

The effectiveness of our internal control over financial reporting as of January 31, 2024 has been audited by Wolf & Company, P.C., an independent registered public accounting firm, as stated in their attestation report, which is included herein.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated herein by reference to our definitive proxy statement to be filed for our 2024 Annual Meeting of Shareholders, which will be filed with the SEC no later than 120 days after the end of our fiscal year (our “Proxy Statement”). Certain other information relating to our executive officers appears in Part I of this Annual Report on Form 10-K under the heading “Information about our Executive Officers.”

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

(10.5)

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

(10.12)

Form of Performance-based Restricted Stock Unit Award Agreement filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, event date June 4, 2018, filed with the SEC on June 4, 2018 and incorporated by reference herein.**

(10.13)

Form of Restricted Stock Unit Agreement (time-based vesting) filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, event date June 4, 2018, filed with the SEC on June 4, 2018 and incorporated by reference herein.**

(10.14)	Form of Incentive Stock Option filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, event date June 4, 2018, filed with the SEC on June 4, 2018 and incorporated by reference herein.**

Exhibit Number

(10.15)

Form of Non-statutory Stock Option filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K, event date June 4, 2018, filed with the SEC on June 4, 2018 and incorporated by reference herein.**

(10.16)

Form of Non-statutory Stock Option (Non-employee Director) filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K, event date June 4, 2018, filed with the SEC on June 4, 2018 and incorporated by reference herein.**

(10.17)

Form of Restricted Stock Agreement filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K, event date June 4, 2018, filed with the SEC on June 4, 2018 and incorporated by reference herein.**

(10.18)

Form of Non-employee Director Restricted Stock Agreement filed as Exhibit 10.7 to the Company’s Current Report on Form 8-K, event date June 4, 2018, filed with the SEC on June 4, 2018 and incorporated by reference herein.**

(10.19)

AstroNova, Inc. Amended and Restated Non-Employee Director Annual Compensation Program filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, event date January 31, 2019, filed with the SEC on February 4, 2019 and incorporated by reference herein.**

(10.20)

AstroNova, Inc. 2018 Equity Incentive Plan Non-Employee Director Restricted Stock Agreement filed as Exhibit 10.41 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2019 and incorporated by reference herein.*

(10.21)

AstroNova, Inc. 2018 Equity Incentive Plan, as amended, filed as Appendix A to the Company’s Definitive Proxy Statement filed with the SEC on May 25, 2019 on Schedule 14A and incorporated by reference herein.*

(10.22)

Amended and Restated Credit Agreement dated as of July 30, 2020 among AstroNova, Inc., ANI ApS, TrojanLabel ApS, and Bank of America, N.A. filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 1, 2020 and incorporated by reference herein.

(10.23)

Amended and Restated Security and Pledge Agreement dated as of July 30, 2020 among AstroNova, Inc. and Bank of America, N.A., filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, event date July 30, 2020, filed with the SEC on August 5, 2020 and incorporated by reference herein.

(10.24)

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

(10.25)

Change in Control Agreement dated September 8, 2020 by and between AstroNova, Inc. and David S. Smith filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 1, 2020 and incorporated by reference herein.**

(10.26)

First Amendment to Credit Agreement dated as of March 24, 2021 among AstroNova, Inc. ANI ApS, TrojanLabel ApS and Bank of America, N.A., filed as Exhibit 10.34 to the Company’s Annual Report on Form 10-K for the period ended January 31, 2021, and incorporated by reference herein.

(10.27)

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

(10.28)

Form of Indemnification Agreement for directors and officers, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended October 30, 2021, and incorporated by reference herein.**

(10.29)

LIBOR Transition Amendment dated as of December 14, 2021 among AstroNova, Inc. and Bank of America, N.A., filed as Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the period ended January 31, 2022, and incorporated by reference herein.

(10.30)

AstroNova, Inc. 2022 Employee Stock Purchase Plan, filed as Annex A to the AstroNova, Inc. Definitive Proxy Statement on Schedule 14A filed with the SEC on April 29, 2022 and incorporated by reference herein.**

(10.31)

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

(97)	AstroNova, Inc. Compensation Recovery Policy

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

ASTRONOVA, INC. (Registrant)
/s/ Gregory A. Woods
Date: April 12, 2024	By:
(Gregory A. Woods, Chief Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Name	Title	Date

/s/ Gregory A. Woods Gregory A. Woods	President, Chief Executive Officer and Director (Principal Executive Officer)	April 12, 2024
/s/ David S. Smith
David S. Smith	Vice President, Chief Financial Officer and Treasurer (Principal Accounting and Financial Officer)	April 12, 2024
/s/ Alexis P. Michas
Alexis P. Michas	Director	April 12, 2024
/s/ Mitchell I. Quain
Mitchell I. Quain	Director	April 12, 2024

/s/ Yvonne E. Schlaeppi
Yvonne E. Schlaeppi	Director	April 12, 2024

/s/ Richard S. Warzala
Richard S. Warzala	Director	April 12, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Shareholders and Board of Directors of

AstroNova, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of AstroNova, Inc. (the “Company”) as of January 31, 2024 and 2023, and the related consolidated statements of income, comprehensive income, changes in stockholders' equity and cash flows for each of the three years in the period ended January 31, 2024, and the related notes to the consolidated financial statements and the financial statement schedule listed in Item 15(a)(2) (collectively, the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended January 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of January 31, 2024, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Our report dated April 12, 2024 expressed an opinion that the Company had not maintained effective internal control over financial reporting as of January 31, 2024, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. We determined that there are no critical audit matters.

/s/ Wolf & Company, P.C.

We have served as the Company’s auditor since 2013.

Boston, Massachusetts

April 12, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Shareholders and Board of Directors of

AstroNova, Inc.

Opinion on the Internal Control Over Financial Reporting

We have audited AstroNova, Inc.’s (the Company) internal control over financial reporting as of January 31, 2024, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, because of the effect of the material weakness described below on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of January 31, 2024, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements of the Company and our report dated April 12, 2024 expressed an unqualified opinion.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management's assessment.

As of January 31, 2024, management did not design or maintain an effective control environment to ensure the accurate and timely reporting of transactions related to the Company’s Astro Machine subsidiary.

This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the 2024 financial statements, and this report does not affect our report dated April 12, 2024 on those financial statements.

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

Definition and Limitations of Internal Control Over Financial Reporting

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

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

Boston, Massachusetts

April 12, 2024

ASTRONOVA, INC.

CONSOLIDATED BALANCE SHEETS

As of January 31

(In Thousands, Except Share Data)

	2024	2023
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$4,527	$3,946
Accounts Receivable, net of reserves of $618 in 2024 and $731 in 2023	23,056	21,598
Inventories	46,371	51,324
Prepaid Expenses and Other Current Assets	2,720	2,894
Total Current Assets	76,674	79,762
Property, Plant and Equipment, net	14,185	14,288
Identifiable Intangibles, net	18,836	21,232
Goodwill	14,633	14,658
Deferred Tax Assets, net	6,882	6,907
Right of Use Asset	603	794
Other Assets	1,438	1,566
TOTAL ASSETS	$133,251	$139,207
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts Payable	$8,068	$8,479
Accrued Compensation	2,923	2,750
Other Accrued Expenses	2,706	3,308
Revolving Credit Facility	8,900	15,900
Current Portion of Long-Term Debt	2,842	2,100
Current Liability—Royalty Obligation	1,700	1,725
Current Liability—Excess Royalty Payment Due	935	562
Income Taxes Payable	349	786
Deferred Revenue	1,338	1,888
Total Current Liabilities	29,761	37,498
NON-CURRENT LIABILITIES
Long-Term Debt, net of current portion	10,050	12,040
Royalty Obligation, net of current portion	2,093	3,415
Lease Liabilities, net of current portion	415	555
Income Taxes Payable	551	491
Deferred Revenue	—	674
Deferred Tax Liabilities	99	167
TOTAL LIABILITIES	42,969	54,840
Commitments and Contingencies (See Note 21)
SHAREHOLDERS’ EQUITY
Preferred Stock, $10 Par Value, Authorized 100,000 shares, None Issued	—	—
Common Stock, $0.05 Par Value, Authorized 13,000,000 shares; Issued 10,812,137 shares in 2024 and 10,676,851 shares in 2023	541	534
Additional Paid-in Capital	62,684	61,131
Retained Earnings	63,869	59,175
Treasury Stock, at Cost, 3,368,763 shares in 2024 and 3,342,032 shares in 2023	(34,593)	(34,235)
Accumulated Other Comprehensive Loss, net of tax	(2,219)	(2,238)
TOTAL SHAREHOLDERS’ EQUITY	90,282	84,367
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$133,251	$139,207

See Notes to the Consolidated Financial Statements.

ASTRONOVA, INC.

CONSOLIDATED STATEMENTS OF INCOME

For the years ended January 31

(In Thousands, Except Per Share Data)

	2024	2023	2022
Revenue	$148,086	$142,527	$117,480
Cost of Revenue	96,465	94,371	73,741
Gross Profit	51,621	48,156	43,739
Costs and Expenses:
Selling and Marketing	24,428	24,456	23,177
Research and Development	6,906	6,822	6,753
General and Administrative	11,491	11,435	9,553
Operating Expenses	42,825	42,713	39,483
Operating Income	8,796	5,443	4,256
Other Income (Expense):
Interest Expense	(2,697)	(1,678)	(677)
Loss on Foreign Currency Transactions	(83)	(474)	(288)
Gain on Extinguishment of Debt – PPP Loan	—	—	4,466
Loss on Disposal of Assets	—	—	(696)
Other, net	57	119	(27)
Total Other Income (Expense)	(2,723)	(2,033)	2,778
Income before Income Taxes	6,073	3,410	7,034
Income Tax Provision	1,379	749	605
Net Income	$4,694	$2,661	$6,429
Net Income Per Common Share—Basic	$0.63	$0.36	$0.89
Net Income Per Common Share—Diluted	$0.63	$0.36	$0.88
Weighted Average Number of Common Shares Outstanding—Basic	7,415	7,307	7,207
Dilutive Effect of Common Stock Equivalents	81	67	132
Weighted Average Number of Common Shares Outstanding—Diluted	7,496	7,374	7,339

See Notes to the Consolidated Financial Statements.

ASTRONOVA, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the years ended January 31

(In Thousands)

	2024	2023	2022
Net Income	$4,694	$2,661	$6,429
Other Comprehensive Income (Loss), net of taxes and reclassification adjustments:
Foreign Currency Translation Adjustments	19	(537)	(1,426)
Loss from Cash Flow Hedges Reclassified to Income Statement	—	47	62
Other Comprehensive Income (Loss)	19	(490)	(1,364)
Comprehensive Income	$4,713	$2,171	$5,065

See Notes to the Consolidated Financial Statements.

ASTRONOVA, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

($ In Thousands)

	Common Stock		Additional Paid-in	Retained	Treasury	Accumulated Other Comprehensive	Total Shareholders’
	Shares	Amount	Capital	Earnings	Stock	Income (Loss)	Equity
Balance January 31, 2021	10,425,094	$521	$58,049	$50,085	$(33,588)	$(384)	$74,683
Share-Based Compensation	—	—	1,493	—	—	—	1,493
Employee Option Exercises	14,371	1	156	—	—	—	157
Restricted Stock Awards Vested, net	126,939	6	(6)	—	(386)	—	(386)
Net Income	—	—	—	6,429	—	—	6,429
Other Comprehensive Loss	—	—	—	—	—	(1,364)	(1,364)
Balance January 31, 2022	10,566,404	$528	$59,692	$56,514	$(33,974)	$(1,748)	$81,012
Share-Based Compensation	—	—	1,290	—	—	—	1,290
Employee Option Exercises	25,123	2	153	—	—	—	155
Restricted Stock Awards Vested, net	85,324	4	(4)	—	(261)	—	(261)
Net Income	—	—	—	2,661	—	—	2,661
Other Comprehensive Loss	—	—	—	—	—	(490)	(490)
Balance January 31, 2023	10,676,851	$534	$61,131	$59,175	$(34,235)	$(2,238)	$84,367
Share-Based Compensation	—	—	1,347	—	—	—	1,347
Employee Option Exercises	18,998	1	212	—	—	—	213
Restricted Stock Awards Vested, net	116,288	6	(6)	—	(358)	—	(358)
Net Income	—	—	—	4,694	—	—	4,694
Other Comprehensive Income	—	—	—	—	—	19	19
Balance January 31, 2024	10,812,137	$541	$62,684	$63,869	$(34,593)	$(2,219)	$90,282

See Notes to the Consolidated Financial Statements.

ASTRONOVA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended January 31

(In Thousands)

	2024	2023	2022
Cash Flows from Operating Activities:
Net Income	$4,694	$2,661	$6,429
Adjustments to Reconcile Net Income to Net Cash Provided (Used) By Operating Activities:
Depreciation and Amortization	4,266	3,916	3,994
Amortization of Debt Issuance Costs	23	25	44
Restructuring Cost	2,040	—	—
Share-Based Compensation	1,347	1,290	1,493
Loss on Disposal of Assets	—	—	696
Gain on Extinguishment of Debt	—	—	(4,466)
Deferred Income Tax Provision (Benefit)	(78)	(1,336)	210
Changes in Assets and Liabilities, net of impact of acquisition:
Accounts Receivable	(1,486)	(1,234)	77
Other Receivable – Employee Retention Credit Receivable	—	3,135	(3,135)
Inventories	2,910	(11,581)	(4,883)
Accounts Payable and Accrued Expenses	(46)	(3,236)	4,052
Income Taxes Payable	(343)	1,710	(2,043)
Other	(973)	1,714	(1,074)
Net Cash Provided (Used) by Operating Activities	12,354	(2,936)	1,394
Cash Flows from Investing Activities:
Cash Paid for Astro Machine Acquisition, net of cash acquired	—	(17,034)	—
Additions to Property, Plant and Equipment	(875)	(229)	(1,796)
Net Cash Used by Investing Activities	(875)	(17,263)	(1,796)
Cash Flows from Financing Activities:
Net Cash Proceeds from Employee Stock Option Plans	105	85	60
Net Cash Proceeds from Share Purchases under Employee Stock Purchase Plan	107	70	96
Net Cash Used for Payment of Taxes Related to Vested Restricted Stock	(358)	(261)	(386)
Net (Repayments)/Borrowings under Revolving Credit Facility	(7,000)	15,900	—
Payment of Minimum Guarantee Royalty Obligation	(1,725)	(2,000)	(2,000)
Proceeds from Long-Term Debt Borrowings	—	6,000	10,000
Payoff of Long-Term Debt	—	—	(12,576)
Principal Payments on Long-Term Debt	(2,100)	(1,000)	(750)
Payments of Debt Issuance Costs	—	(39)	—
Net Cash Provided (Used) by Financing Activities	(10,971)	18,755	(5,556)
Effect of Foreign Exchange Rate Changes on Cash and Cash Equivalents	73	114	(205)
Net Increase (Decrease) in Cash and Cash Equivalents	581	(1,330)	(6,163)
Cash and Cash Equivalents, beginning of year	3,946	5,276	11,439
Cash and Cash Equivalents, end of year	$4,527	$3,946	$5,276
Supplemental Information:
Cash Paid During the Period for:
Interest	$2,343	$791	$342
Income Taxes, net of refunds	$1,694	$311	$2,414
Non-Cash Transactions:
Financed Equipment Purchase	$822	$—	$—
Reclassification of Inventories to Property, Plant and Equipment	$—	$348	$—
Recognize intangible asset and royalty payable related to Honeywell Asset Purchase and License Agreement	$—	$530	$—

See Notes to the Consolidated Financial Statements.

ASTRONOVA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2024, 2023, and 2022

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

Cash and Cash Equivalents: Highly liquid investments with an original maturity of 90 days or less are considered to be cash equivalents. At January 31, 2024 and 2023, $2.3 million and $3.2 million, respectively, was held in foreign bank accounts.

Inventories: Inventories are stated at the lower of standard and average cost or net realizable value and include material, labor and manufacturing overhead.

Property, Plant and Equipment: Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation is provided on the straight-line basis over the estimated useful lives of the assets (land improvements—10 to 20 years; buildings and leasehold improvements—10 to 45 years; machinery and equipment—3 to 10 years; and computer equipment and software—3 to 10 years).

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

We may perform services at the request of the customer, generally for the repair and maintenance of products previously sold. These services are short in duration and total approximately 5.0% of revenue for each of the years ended January 31, 2024 and 2023. Revenue is recognized as services are rendered and accepted by the customer. We also provide service agreements on certain of our Product Identification equipment. Service agreements are purchased separately from the equipment and provide for the right to obtain service and maintenance on the equipment for a period of typically one to two years. Accordingly, revenue on these agreements is recognized over the term of the agreements. The portion of service agreement contracts that are uncompleted at the end of any reporting period is included in deferred revenue.

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

We recognize and subsequently amortize an asset for the incremental direct costs of obtaining a contract with a customer if we expect the benefit of those costs to be longer than one year (Refer to Note 3, “Revenue Recognition” included in our notes to the consolidated financial statements). We apply the practical expedient to expense costs incurred for costs to obtain a contract when the amortization period would have been less than a year. These costs include sales commissions paid to the internal direct sales team as well as to third-party representatives and distributors. Contractual agreements with each of these parties outline commission structures and rates to be paid. In general, such contracts are all individual procurement decisions by the customers and do not include renewal provisions and, as such, the majority of the contracts have an economic life of significantly less than a year.

Accounts Receivables and Allowance for Doubtful Accounts: Standard payment terms are typically 30 days after shipment but vary by type and geographic location of our customer. Credit is extended based upon an evaluation of the customer’s financial condition. Our allowance for doubtful accounts represents our estimate of expected credit losses related to our trade receivables. We pool our trade receivables based on similar risk characteristics, such as the age of receivables. To estimate our allowance for doubtful accounts, we leverage information on historical losses, asset-specific risk characteristics, current conditions, and reasonable and supportable forecasts of future conditions. Account balances are written off against the allowance when we deem the amount is uncollectible. Accounts receivable are stated at their estimated net realizable value.

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

At the acquisition date, the Company measures the fair values of all assets acquired and liabilities assumed that arise from contractual contingencies. The Company also measures the fair values of all non-contractual contingencies if, as of the acquisition date, it is more likely than not that the contingencies will give rise to assets or liabilities.

Acquisition-related costs not considered part of the considerations are expensed as incurred and recorded in acquisition costs within the consolidated statement of operations.

Research and Development Costs: We charge costs to expense in the period incurred, and these expenses are presented in the consolidated statement of income. The following costs are included in research and development expense: salaries and benefits, external engineering service costs, engineering related information costs and supplies.

Foreign Currency Translation: The financial statements of foreign subsidiaries and branches are measured using the local currency as the functional currency. Foreign currency-denominated assets and liabilities are translated into U.S. dollars at year-end exchange rates with the translation adjustment recorded as a component of accumulated comprehensive income (loss) in shareholders’ equity. Revenues and expenses are translated at the average monthly exchange rates in effect during the related period. We do not provide for U.S. income taxes on foreign currency translation adjustments associated with our subsidiaries in Germany, Denmark and China since their undistributed earnings are considered to be permanently invested. Included in our consolidated statements of income was a net transaction foreign exchange losses of $0.1 million, $0.5 million and $0.3 million in fiscal 2024, 2023 and 2022, respectively.

Advertising: We expense advertising costs as incurred. Advertising costs including advertising production, trade shows and other activities are designed to enhance demand for our products and amounted to approximately $1.8 million, $1.6 million, and $1.3 million in fiscal years 2024, 2023, and 2022, respectively.

Long-Lived Assets: Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. If the projected undiscounted cash flows are less than the carrying value, then an impairment charge would be recorded for the excess of the carrying value over the fair value, as determined by the discounting of future cash flows. There were no impairment charges for our long-lived assets in fiscal years 2024, 2023, or 2022.

Intangible Assets: Intangible assets include the value of customer and distributor relationships, trademarks and existing technology acquired in connection with business and asset acquisitions and are stated at cost (fair value at acquisition) less accumulated amortization. These intangible assets have a definite life and are amortized over the assets’ useful lives using a systematic and rational basis which is representative of the assets’ use. Intangible assets with a definite life are tested for impairment whenever events or circumstances indicate that the carrying amount of an asset (asset group) may not be recoverable. If necessary, an impairment loss is recognized when the carrying amount of an asset exceeds the estimated undiscounted cash flows used in determining the fair value of the asset. The amount of the impairment loss recorded is calculated by the excess of the asset’s carrying value over its fair value. Fair value is generally determined using a discounted cash flow analysis. There were no impairment charges for our intangible assets in fiscal years 2024, 2023, or 2022.

Goodwill: Goodwill represents the excess of the aggregate purchase price over the fair value of the net assets acquired in a purchase business combination. Management evaluates the recoverability of goodwill annually or more frequently if events or changes in circumstances, such as declines in revenue, earnings or cash flows, or material adverse changes in the business climate indicate that the carrying value of an asset might be impaired. Goodwill is tested for impairment at the reporting unit level. A reporting unit is an operating segment, or a business unit one level below an operating segment if discrete financial information for that business is prepared and regularly reviewed by segment management. However, components within an operating segment are aggregated as a single reporting unit if they have similar economic characteristics. We determined that each of our operating segments Product Identification (“PI”) and Test & Measurement (“T&M”) represents a reporting unit for purposes of goodwill impairment testing.

The accounting guidance related to goodwill impairment testing allows for the performance of an optional qualitative assessment of whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. Factors that management considers in this qualitative assessment include macroeconomic conditions, industry and market considerations, overall financial performance (both current and projected), changes in management and strategy and changes in the composition or carrying amount of net assets. If this qualitative assessment indicates that it is more likely than not that the fair value of a reporting unit is less than its carrying value, then a quantitative assessment is required for the reporting unit. Additionally, we can elect to forgo the qualitative assessment and perform the quantitative test. The quantitative assessment compares the fair value of the reporting unit with its carrying value. If the quantitative assessment is performed, we estimate the fair value of our reporting units using a blended income and market approach. The income approach is based on a discounted cash flow model and provides a fair value estimate based upon the reporting unit’s expected long-term operating cash flow performance. The market approach compares the reporting unit to publicly traded companies and transactions involving similar business, and requires the use of many assumptions and estimates including future revenue, expenses, capital expenditures, and working capital, as well as discount factors and income tax rates. If the fair value of the reporting unit exceeds the carrying value of the net assets including goodwill assigned to that unit, goodwill is not impaired. If the carrying value of the reporting unit’s net assets including goodwill exceeds the fair value of the reporting unit, then we record an impairment charge based on that difference. We performed a qualitative assessment for our fiscal 2024 analysis of goodwill. Based on this assessment, management does not believe that it is more likely than not that the carrying values of the reporting units exceed their fair values. Accordingly, no quantitative assessment was performed. There were no impairment charges for our goodwill in fiscal years 2024, 2023, or 2022.

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

There are two types of leases, operating leases and finance leases. Lease classification is determined at lease commencement. We have made an accounting policy election to apply the short-term exception, which does not require the capitalization of leases with terms of 12 months or less. All of our leases are classified as operating leases. Operating lease expense is recognized on a straight-line basis over the lease term and included in general and administrative expense on the consolidated statement of income. ROU assets are classified as such on the consolidated balance sheets, short-term lease liabilities are classified in accrued expenses, and long-term lease liabilities are classified as such in the consolidated balance sheets. In the statements of cash flow, payments for operating leases are classified as operating activities.

In addition, several of our facility lease agreements include non-lease components for items such as common area maintenance and utilities which are accounted for separately from the lease component.

Income Taxes: We use the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial reporting basis and tax basis of the assets and liabilities and are measured using statutory tax rates that will be in effect when the differences are expected to reverse. Our deferred taxes are presented as non-current in the accompanying consolidated balance sheet. An allowance against deferred tax assets is recognized when it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized. At both January 31, 2024 and January 31, 2023, a valuation allowance was provided for deferred tax assets attributable to certain domestic R&D, foreign tax credit carryforwards and China net operating losses, all of which are expected to expire unused.

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

Net Income Per Common Share: Basic net income per share is based on the weighted average number of shares outstanding during the period. Diluted net income per share is based on the basic weighted average number of shares and potential common equivalent shares for stock options, restricted stock awards and restricted stock units outstanding during the period using the treasury stock method. In fiscal years 2024, 2023, and 2022, there were 295,370; 685,667; and 345,085, respectively, common equivalent shares that were not included in the computation of diluted net income per common share because their inclusion would be anti-dilutive.

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

Self-Insurance: We are self-insured for U.S. medical and dental benefits for qualifying employees and maintain stop-loss coverage from a third party which limits our exposure to large claims. We record a liability associated with these benefits that includes an estimate of both claims filed and losses incurred but not yet reported based on historical claims experience. In estimating this accrual, we utilize an independent third-party broker to estimate a range of expected losses, which are based on analyses of historical data. Assumptions are closely monitored and adjusted when warranted by changing circumstances. Our liability for self-insured claims is included within accrued compensation in our consolidated balance sheets and was $0.3 million at both January 31, 2024 and 2023.

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

Recent Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”) to enhance the transparency and decision usefulness of income tax disclosures primarily related to the rate reconciliation and income taxes paid information. ASU 2023-09 modifies the requirement for income tax disclosures to include (1) specific categories in the rate reconciliation, (2) the income or loss from continuing operations before income tax expense or benefit (separated between domestic and foreign) and (3) income tax expense or benefit from continuing operations (separated by federal, state and foreign). ASU 2023-09 also requires entities to disclose their income tax payments to international, federal, state and local jurisdictions. The guidance is effective for annual periods beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. ASU 2023-09 should be applied on a prospective basis, but retrospective application is permitted. We will adopt this standard beginning with our fiscal year ending January 31, 2025. We are currently evaluating the potential impact of adopting this new guidance on our consolidated financial statements and related disclosures.

In November 2023, the FASB issued Accounting Standards Update No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which requires disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating decision maker (CODM), as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. ASU 2023-07 also requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss. Public entities will be required to provide all annual disclosures currently required by ASU 2023-07 in interim periods. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, with early adoption permitted. We will adopt this standard beginning with our fiscal year ending January 31, 2025, and for interim periods beginning with our first quarter of fiscal 2026. We are currently evaluating the new disclosure requirements of ASU 2023-07 and do not expect the adoption of this guidance to have a material impact on our consolidated financial statements or disclosures.

In October 2023, the FASB issued Accounting Standard Update 2023-06, “Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Updated and Simplification Initiative” (“ASU 2023-06”), which amends the disclosure or presentation requirements related to various subtopics in the FASB Accounting Standards Codification. ASU 2023-06 was issued in response to the U.S. Securities and Exchange Commission’s (the “SEC”) August 2018 final rule that updated and simplified disclosure requirements and is intended to align U.S. GAAP requirements with those of the SEC and to facilitate the application of U.S. GAAP for all entities. For entities subject to the SEC’s existing disclosure requirements and for entities required to file or furnish financial statements with or to the SEC in preparation for the sale of or for purposes of issuing securities that are not subject to contractual restrictions on transfer, the effective date for each amendment will be the date on which the SEC removes that related disclosure from its rules. For all other entities, the amendments will be effective two years later. However, if by June 30, 2027, the SEC has not removed the related disclosure from its regulations, the amendments will be removed from the Codification and not become effective for any entity. We are currently assessing potential impacts of ASU 2023-06 and do not expect the adoption of this guidance to have a material impact on our condensed consolidated financial statements and disclosures.

There were no other new accounting pronouncements, issued or effective during fiscal 2024, that have had or are expected to have a material impact on our consolidated financial statements.

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

The fair value of the intangible assets acquired was estimated by applying the income approach. This fair value measurement is based on significant inputs that are not observable in the market and therefore represent a Level 3 measurement as defined in ASC 820, “Fair Value Measurement.” Key assumptions in estimating the fair value of the intangibles include (1) remaining useful life of the tradename/trademarks and customer relations (2) the royalty rate of 0.75%, (3) customer attrition rate of 18.0%, (4) discount rate of 19.0% and (5) a range of revenue and net income projections for the fiscal years 2023 through 2026.

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

Total acquisition-related costs of $0.7 million are included in general and administrative expenses in our consolidated statement of income for the year ended January 31, 2023.

The amounts of revenue and earnings before taxes attributable to Astro Machine and included in our consolidated statement of income were as follows:

(In thousands)	2024	2023
Revenue	$18,147	$12,515
Earnings before Taxes	$2,616	$1,571

Astro Machine results are reported as part of the PI segment. Proforma results are not provided, as disclosure of such amounts was impractical to determine as the acquired business had insufficient financial records and no audit history prior to the transaction.

Honeywell Asset Purchase and License Agreement

On June 30, 2022, we entered into an Asset Purchase and License Agreement with Honeywell Inc. (“New HW Agreement”) to acquire an exclusive, perpetual, world-wide license to manufacture Honeywell’s flight deck printers for the Boeing 787 aircraft. The New HW Agreement provides for royalty payments to Honeywell based on gross revenues from the sales of the printers, paper and repair services of the licensed products in perpetuity. The royalty rates vary based on the year in which they are paid or earned and as products are sold or as services provided and range from single-digit to mid-double-digit percentages of gross revenue. The New HW Agreement included a provision for guaranteed minimum royalty payments to be paid in the event that the royalties earned by Honeywell do not meet the minimum for the preceding calendar year as follows: $100,000 in 2024, $200,000 in 2025, $233,000 in 2026 and 2027, and $234,000 in 2028.

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

The minimum royalty payment due was discounted based on the payment schedule and applicable discount rate, resulting in an outstanding royalty obligation of $0.5 million as of January 31, 2023, including $0.1 million recorded as a current liability. Additional royalties based on sales activity will be recorded in the period that the associated revenue is earned. During the fourth quarter of fiscal 2023, we incurred $0.1 million in excess royalty expense, which was paid in the first quarter of the current fiscal year. As of the end of fiscal 2024, we incurred $0.2 million in additional royalties payable to Honeywell. As of January 31, 2024, the outstanding royalty obligation is $0.6 million, including $0.2 million recorded as a current liability in the accompanying consolidated balance sheet.

Note 3—Revenue Recognition

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

Revenues disaggregated by primary geographic markets and major product types are as follows:

Primary geographical markets:

(In thousands)	2024	2023*	2022
United States	$84,757	$83,559	$68,185
Europe	41,761	38,859	31,922
Canada	8,742	8,690	6,519
Asia	7,216	5,547	5,926
Central and South America	4,221	4,589	3,271
Other	1,389	1,283	1,657
Total Revenue	$148,086	$142,527	$117,480

*Certain amounts have been reclassified to conform to the current year's presentation.

Major product types:

(In thousands)	2024	2023	2022
Hardware	$49,440	$42,445	$31,492
Supplies	79,252	82,072	73,244
Service and Other	19,394	18,010	12,744
Total Revenue	$148,086	$142,527	$117,480

In December 2022, we entered into an amended contract with one of our T&M customers that provided for a total payment of $3.25 million to be received as a result of our claims allowable under French law relating to additional component costs we have incurred and will continue to incur in order to supply aerospace printers under the contract for the period beginning in April 2022 and continuing through 2025. As of January 31, 2023, we recognized $1.1 million in revenue as a result of this arrangement and the $2.15 million balance was recorded as deferred revenue in the accompanying consolidated balance sheet. During fiscal 2024, we recognized an additional $1.3 million which is included in revenue in the consolidated statement of income for the period ended January 31, 2024, and at January 31, 2024, the remaining balance to be received of $0.8 million is included in deferred revenue in the accompanying consolidated balance sheet. The remaining revenue to be recognized will be based on our shipments of the printers during fiscal 2025.

Contract Assets and Liabilities

We normally do not have contract assets, which are primarily unbilled accounts receivable that are conditional on something other than the passage of time.

Our contract liabilities, which represent billings in excess of revenue recognized, are related to advanced billings for purchased service agreements and extended warranties. Contract liabilities were $530,000 and $412,000 at January 31, 2024 and January 31, 2023, respectively, and are recorded as current deferred revenue in the accompanying consolidated balance sheet. The increase in the deferred revenue balance for the year ended January 31, 2024 is primarily due to cash payments received in advance of satisfying performance obligations, offset by $704,000 of revenue recognized during the period that was included in the deferred revenue balance at January 31, 2023.

Contract Costs

We recognize an asset for the incremental costs of obtaining a contract with a customer if we expect the benefit of those costs to be longer than one year. We have determined that certain costs related to obtaining sales contracts for our aerospace printer products meet the requirement to be capitalized. These costs are deferred and amortized over the remaining useful life of these contracts, which we currently estimate to be approximately 17 years as of January 31, 2024. Amortized contract costs for each of the years ended January 31, 2024 and 2023, were $75,000 and were $60,000 for the year ended January 31, 2022. The balance of deferred incremental direct costs net of accumulated amortization at January 31, 2024, was $1.3 million, of which $0.1 million is reported in other current assets and $1.2 million is reported in other assets in the accompanying consolidated balance sheet.

Note 4—Intangible Assets

Intangible assets are as follows:

	January 31, 2024				January 31, 2023
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Currency Translation Adjustment	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Currency Translation Adjustment	Net Carrying Amount
Miltope:
Customer Contract Relationships	$3,100	$(3,100)	$—	$—	$3,100	$(2,777)	$—	$323
RITEC:
Customer Contract Relationships	2,830	(1,689)	—	1,141	2,830	(1,623)	—	1,207
TrojanLabel:
Existing Technology	2,327	(2,420)	93	—	2,327	(2,087)	94	334
Distributor Relations	937	(686)	30	281	937	(588)	27	376
Honeywell:
Customer Contract Relationships	27,773	(12,795)	—	14,978	27,773	(11,913)	—	15,860
Astro Machine:
Customer Contract Relationships	3,060	(918)	—	2,142	3,060	(306)	—	2,754
Trademarks	420	(126)	—	294	420	(42)	—	378
Intangible Assets, net	$40,447	$(21,734)	$123	$18,836	$40,447	$(19,336)	$121	$21,232

There were no impairments to intangible assets during the periods ended January 31, 2024 and 2023. Amortization expense of $2.4 million, $1.9 million, and $2.2 million with regard to acquired intangibles has been included in the consolidated statements of income for the years ended January 31, 2024, 2023 and 2022, respectively.

Estimated amortization expense for the next five fiscal years is as follows:

(In thousands)	2025	2026	2027	2028	2029
Estimated amortization expense	$1,723	$1,723	$1,723	$1,723	$1,281

Note 5—Inventories

The components of inventories are as follows:

	January 31,
	2024	2023
(In thousands)
Materials and Supplies	$39,078	$38,387
Work-in-Progress	1,054	1,146
Finished Goods	15,645	23,221
	55,777	62,754
Inventory Reserve	(9,406)	(11,430)
	$46,371	$51,324

Note 6—Property, Plant and Equipment

Property, plant and equipment consist of the following:

	January 31,
	2024	2023
(In thousands)
Land and Land Improvements	$2,304	$2,304
Buildings and Leasehold Improvements	14,381	14,158
Machinery and Equipment	26,123	24,960
Computer Equipment and Software	14,238	13,972
Gross Property, Plant and Equipment	57,046	55,394
Accumulated Depreciation	(42,861)	(41,106)
Net Property Plant and Equipment	$14,185	$14,288

Depreciation expense on property, plant and equipment was $1.8 million, $2.0 million and $1.7 million for the years ended January 31, 2024, 2023 and 2022, respectively.

During fiscal 2022, we wrote-off our Oracle EnterpriseOne enterprise resource planning (“ERP”) system due to the full implementation of a new ERP system in our US operations. The book value and related accumulated depreciation of the ERP system along with the balance of the related prepaid service and maintenance contracts were removed from the accompanying consolidated balance sheet at January 31, 2022, and we recorded a net loss on the disposal of $0.7 million, which is included in other income (expense) in the accompanying consolidated income statement for the year ended January 31, 2022.

Note 7—Accrued Expenses

Accrued expenses consist of the following:

	January 31,
(In thousands)	2024	2023
Warranty	$711	$1,072
Professional Fees	375	311
Current portion of Lease Liability	233	275
Accrued Property & Sales Tax	209	187
Stockholder Relation Fees	94	86
Dealer Commissions	64	78
Other Accrued Expenses	1,020	1,299
	$2,706	$3,308

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

The Amended Credit Agreement requires that the term loan be paid in quarterly installments on the last day of each of our fiscal quarters over the term of the Amended Credit Agreement on the following repayment schedule: the principal amount of each quarterly installment required to be paid on the last day of each of our fiscal quarters ending on or about October 31, 2022 through July 31, 2023 is $375,000; and the principal amount of each quarterly installment required to be paid on the last day of each of our fiscal quarters ending on or about October 31, 2023 through April 30, 2027 is $675,000. The entire remaining principal balance of the term loan is required to be paid on August 4, 2027. We may voluntarily prepay the term loan, in whole or in part, from time to time without premium or penalty (other than customary breakage costs, if applicable). We may repay borrowings under the revolving credit facility at any time without premium or penalty (other than customary breakage costs, if applicable), but in any event no later than August 4, 2027, and any outstanding revolving loans thereunder will be due and payable in full, and the revolving credit facility will terminate on such date. We may reduce or terminate the revolving credit facility at any time, subject to certain thresholds and conditions, without premium or penalty.

The interest rates under the Amended Credit Agreement are as follows: the term loan and revolving credit loans bear interest at a rate per annum equal to, at our option, either (a) the BSBY Rate as defined in the Amended Credit Agreement (or, in the case of revolving credit loans denominated in a currency other than U.S. Dollars, the applicable quoted rate), plus a margin that varies within a range of 1.60% to 2.50% based on our consolidated leverage ratio, or (b) a fluctuating reference rate equal to the highest of (i) the federal fund rate plus 0.50%, (ii) Bank of America’s publicly announced prime rate, (iii) the BSBY Rate plus 1.00%, or (iv) 0.50%, plus a margin that varies within a range of 0.60% to 1.50% based on our consolidated leverage ratio. During fiscal 2024, the weighted average interest rate on our variable rate debt was 7.54%. In addition to certain other fees and expenses that we are required to pay to the Lender, we are required to pay a commitment fee on the undrawn portion of the revolving credit facility that varies within a range of 0.15% and 0.35% based on our consolidated leverage ratio. The loans under the Amended Credit Agreement are subject to certain mandatory prepayments, subject to various exceptions, from (a) net cash proceeds from certain dispositions of property, (b) net cash proceeds from certain issuances of equity, (c) net cash proceeds from certain issuances of additional debt and (d) net cash proceeds from certain extraordinary receipts.

Amounts repaid under the revolving credit facility may be reborrowed, subject to our continued compliance with the Amended Credit Agreement. No amount of the term loan that is repaid may be reborrowed.

We must comply with various customary financial and non-financial covenants under the Amended Credit Agreement. The financial covenants under the Amended Credit Agreement consist of a maximum consolidated leverage ratio, a minimum consolidated fixed charge coverage ratio and a minimum consolidated asset coverage ratio. The primary non-financial covenants limit our and our subsidiaries’ ability to incur future indebtedness, to place liens on assets, to pay dividends or distributions on our or our subsidiaries’ capital stock, to repurchase or acquire our or our subsidiaries’ capital stock, to conduct mergers or acquisitions, to sell assets, to alter our or our subsidiaries’ capital structure, to make investments and loans, to change the nature of our or our subsidiaries’ business, and to prepay subordinated indebtedness, in each case subject to certain exceptions and thresholds as set forth in the Amended Credit Agreement, certain of which provisions were modified by the Second Amendment. As of January 31, 2024, we believe we are in compliance with all of the covenants in the Credit Agreement.

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

Our obligations under the Amended Credit Agreement continue to be secured by substantially all of our personal property assets (including a pledge of the equity interests we hold in AstroNova Scandinavia ApS, AstroNova GmbH and AstroNova SAS), subject to certain exceptions, and by a mortgage on our owned real property in West Warwick, Rhode Island, and are guaranteed by, and secured by substantially all of the personal property assets of Astro Machine.

Equipment Financing

In January 2024, we entered into a secured equipment loan facility agreement with Banc of America Leasing & Capital, LLC and borrowed a principal amount of $0.8 million thereunder for the purpose of financing our purchase of production equipment. This loan matures on January 23, 2029, and bears interest at a fixed rate of 7.06%. Under this loan agreement, equal monthly payments including principal and interest of $16,296 will commence on February 23, 2024, and will continue through the maturity of the equipment loan facility on January 23, 2029.

Summary of Outstanding Debt

Revolving Credit Facility

At January 31, 2024, we had a principal balance of $8.9 million outstanding on our revolving credit facility. The balance outstanding under the revolving credit facility bore interest at a weighted average rate of 7.70% and 6.35% for the years ended January 31, 2024 and January 31, 2023, respectively, and we incurred $1.2 million and $0.8 million for interest on this obligation during the years ended January 31, 2024 and January 31, 2023, respectively. Commitment fees on the undrawn portion of our revolving credit facility of $30,000 were incurred for each of the years ended January 31, 2024 and January 31, 2023, respectively. Both the interest expense and commitment fees are included as interest expense in the accompanying consolidated income statement for all periods presented. At January 31, 2024, $16.1 million remained available for borrowing under our revolving credit facility.

Long-Term Debt

Long-term debt in the accompanying consolidated balance sheets is as follows:

	January 31,
(In thousands)	2024	2023
Term Loan (7.56% as of January 31, 2024 and 6.78% as of January 31, 2023); maturity date of August 4, 2027	$12,150	$14,250
Equipment Loan - 7.06% Fixed Rate; maturity date of January 23, 2029	822	—
Total Long Term Debt	$12,972	$14,250
Less: Debt Issuance Costs, net of accumulated amortization	80	110
Current Portion of Long Term Debt	2,842	2,100
Long-Term Debt, net of current portion	$10,050	$12,040

During the years ended January 31, 2024, 2023 and 2022, we recognized $1.0 million, $0.6 million and $0.3 million of interest expense on our long-term debt, respectively, which was included in interest expense in the accompanying consolidated income statement for all periods presented.

The schedule of required principal payments remaining on our long-term debt outstanding as of January 31, 2024 is as follows:

(In thousands)
Fiscal 2025	$2,842
Fiscal 2026	2,852
Fiscal 2027	2,864
Fiscal 2028	4,226
Fiscal 2029	188
$12,972

Note 9—Paycheck Protection Program Loan

On May 6, 2020, we entered into a loan agreement in which we borrowed $4.4 million (the “PPP Loan”) from Greenwood Credit Union under the Paycheck Protection Program administered by the SBA and authorized by the CARES Act.

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

Note 10—Royalty Obligation

In fiscal 2018, we entered into an Asset Purchase and License Agreement with Honeywell International, Inc. to acquire an exclusive, perpetual, world-wide license to manufacture Honeywell’s narrow-format flight deck printers for two aircraft families along with certain inventory used in the manufacturing of the licensed printers. The purchase price included a guaranteed minimum royalty payment of $15.0 million, to be paid in quarterly installments over a ten-year period. This ten-year period ends on September 30, 2028. Royalty payments are based on gross revenues from the sales of the printers, paper and repair services of the licensed products. The royalty rates vary based on the year in which they are paid or earned and product sold or service provided, and range from single-digit to mid double-digit percentages of gross revenue.

The guaranteed minimum royalty payment obligation was recorded at the present value of the minimum annual royalty payments. As of January 31, 2024, we had paid an aggregate of $11.5 million of the guaranteed minimum royalty obligation. At January 31, 2024, the current portion of the outstanding guaranteed minimum royalty obligation of $1.5 million is to be paid over the next twelve months and is reported as a current liability and the remainder of $1.7 million is reported as a long-term liability on our consolidated balance sheet. In addition to the guaranteed minimum royalty payments, for the periods ended January 31, 2024, 2023 and 2022, we also incurred excess royalty expense of $2.3 million, $1.3 million and $0.5 million, respectively, which is included in cost of revenue in our consolidated statements of income for those periods. A total of $0.9 million of excess royalty is payable and reported as a current liability on our consolidated balance sheet at January 31, 2024.

In fiscal 2023, we entered into a second Asset Purchase and License Agreement with Honeywell International, Inc. as further discussed in Note 2.

Note 11—Leases

We enter into lease contracts for certain of our facilities at various locations worldwide. Our leases have remaining lease terms of one to six years, some of which include options to extend the lease term for periods of up to five years when it is reasonably certain that we will exercise such options.

Balance sheet and other information related to our leases is as follows:

Operating Leases (In thousands)	Balance Sheet Classification	January 31, 2024	January 31, 2023
Lease Assets	Right of Use Assets	$603	$794
Lease Liabilities—Current	Other Accrued Expenses	$233	$275
Lease Liabilities—Long Term	Lease Liabilities	$415	$555

Lease cost information is as follows:

Operating Leases (In thousands)	Statement of Income Classification	2024	2023
Operating Lease Costs	General and Administrative Expense	$470	$460

At January 31, 2024, maturities of operating lease liabilities are as follows:

(In thousands)
2025	$256
2026	197
2027	148
2028	92
2029	—
Thereafter	—
Total Lease Payments	693
Less: Imputed Interest	(45)
Total Lease Liabilities	$648

As of January 31, 2024, the weighted-average remaining lease term and weighted-average discount rate for our operating leases are 3.1 years and 4.38%, respectively. We calculated the weighted-average discount rate using incremental borrowing rates, which equal the rates of interest that we would pay to borrow funds on a fully collateralized basis over a similar term.

Supplemental cash flow information related to leases is as follows:

(In thousands)	2024	2023
Cash paid for operating lease liabilities	$350	$314

Note 12—Accumulated Other Comprehensive Loss

The changes in the balance of accumulated other comprehensive loss by component are as follows:

(In thousands)	Foreign Currency Translation Adjustments	Net Unrealized Gain (Losses) on Cash Flow Hedges	Total
Balance at January 31, 2021	$(275)	$(109)	$(384)
Other Comprehensive Loss before reclassification	(1,426)	—	(1,426)
Amounts Reclassified from AOCI to Earnings	—	62	62
Other Comprehensive Income (Loss)	(1,426)	62	(1,364)
Balance at January 31, 2022	$(1,701)	$(47)	$(1,748)
Other Comprehensive Income (Loss) before reclassification	(537)	—	(537)
Amounts reclassified from AOCI to Earnings	—	47	47
Other Comprehensive Income (Loss)	(537)	47	(490)
Balance at January 31, 2023	$(2,238)	$—	$(2,238)
Other Comprehensive Income (Loss) before reclassification	19	—	19
Amounts reclassified from AOCI to Earnings	—	—	—
Other Comprehensive Income (Loss)	19	—	19
Balance at January 31, 2024	$(2,219)	$—	$(2,219)

The amounts presented above in other comprehensive income (loss) are net of taxes except for translation adjustments associated with our German, Danish and Shanghai subsidiaries.

Note 13—Shareholders’ Equity

During fiscal years 2024 and 2023, certain of our employees delivered a total of 26,731 and 17,752 shares, respectively, of our common stock to satisfy the exercise price and related taxes for stock options exercised and restricted stock vesting. The shares delivered were valued at a total of $0.4 million and $0.3 million, respectively, and are included in treasury stock in the accompanying consolidated balance sheets at January 31, 2024 and 2023. These transactions did not impact the number of shares authorized for repurchase under our current repurchase program.

Note 14—Share-Based Compensation

The Company maintains the following share-based compensation plans:

Stock Plans:

We have one equity incentive plan from which we are authorized to grant equity awards, the AstroNova, Inc. 2018 Equity Incentive Plan (the “2018 Plan”). The 2018 Plan provides for, among other things, the issuance of awards, including incentive stock options, non-qualified stock options, stock appreciation rights, time-based restricted stock units (“RSUs”), or performance-based restricted stock units (“PSUs”) and restricted stock awards (“RSAs”). The 2018 Plan authorizes the issuance of up to 950,000 shares of common stock, plus an additional number of shares equal to the number of shares subject to awards granted under the previous equity incentive plans that are forfeited, cancelled, satisfied without the issuance of stock, otherwise terminated (other than by exercise), or, for shares of stock issued pursuant to any unvested award, that are reacquired by us at not more than the grantee’s purchase price (other than by exercise). Under the 2018 Plan, all awards to employees generally have a minimum vesting period of one year. Options granted under the 2018 Plan must be issued at an exercise price of not less than the fair market value of our common stock on the date of grant and expire after ten years. Under the 2018 Plan, there were 115,970 unvested RSUs; 184,735 unvested PSUs; and options to purchase an aggregate of 135,500 shares outstanding as of January 31, 2024.

In addition to the 2018 Plan, we previously granted equity awards under our 2015 Equity Incentive Plan (the “2015 Plan”) and our 2007 Equity Incentive Plan (the “2007 Plan”). No new awards may be issued under either the 2007 or 2015 Plans, but outstanding awards will continue to be governed by those plans. As of January 31, 2024, options to purchase an aggregate of 260,249 shares were outstanding under the 2007 Plan and options to purchase an aggregate of 127,600 shares were outstanding under the 2015 Plan.

We also have a Non-Employee Director Annual Compensation Program (the “Program”) under which each non-employee director receives an automatic grant of RSAs on the date of the regular full meeting of the Board of Directors held each fiscal quarter. Under the Program, the number of whole shares to be granted each quarter is equal to 25% of the number calculated by dividing the director’s annual compensation amount by the fair market value of the Company’s stock on such day. On June 5, 2023, each director’s annual compensation amount was adjusted to be $70,000. All RSAs granted under this Program vest immediately.

Share-Based Compensation:

Share-based compensation expense has been recognized as follows:

	Years Ended January 31
	2024	2023	2022
(In thousands)
Stock Options	$—	$7	$210
Restricted Stock Awards and Restricted Stock Units	1,322	1,271	1,266
Employee Stock Purchase Plan	25	12	17
Total	$1,347	$1,290	$1,493

Stock Options:

Aggregated information regarding stock options granted under the plans is summarized below:

	Number of Shares	Weighted- Average Exercise Price Per Share
Options Outstanding, January 31, 2021	622,083	$14.63
Options Granted	—	—
Options Exercised	(6,425)	9.34
Options Forfeited	(17,615)	15.09
Options Cancelled	—	—
Options Outstanding, January 31, 2022	598,043	$14.67
Options Granted	—	—
Options Exercised	(42,944)	8.74
Options Forfeited	(5,500)	15.42
Options Cancelled	(2,400)	8.09
Options Outstanding, January 31, 2023	547,199	$15.16
Options Granted	—	—
Options Exercised	(9,100)	11.54
Options Forfeited	(10,525)	15.20
Options Cancelled	(4,225)	10.50
Options Outstanding, January 31, 2024	523,349	$15.26

Set forth below is a summary of options outstanding at January 31, 2024:

Outstanding				Exercisable
Range of Exercise prices	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Number of Shares	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Life
$10.01-15.00	311,874	$13.78	2.0	311,874	$13.78	2.0
$15.01-20.00	211,475	17.44	3.8	211,475	17.44	3.8
	523,349	$15.26	2.7	523,349	$15.26	2.7

No options were granted during fiscal 2024 or fiscal 2023. As of January 31, 2024, there was no unrecognized compensation expense related to the unvested stock options granted under the plans.

As of January 31, 2024, the aggregate intrinsic value (the aggregate difference between the closing stock price of our common stock on January 31, 2024, and the exercise price of the outstanding options) that would have been received by the option holders if all options had been exercised was $1.3 million for all exercisable options and all options outstanding. The total aggregate intrinsic value of options exercised during fiscal 2024, 2023 and 2022 was $32,000, $200,000, and $26,000, respectively.

Restricted Stock Units, Performance-Based Restricted Stock Units and Restricted Stock Awards:

Aggregated information regarding RSUs, PSUs and RSAs granted under the Plan is summarized below:

	RSUs, PSUs & RSAs	Weighted-Average Grant Date Fair Value
Outstanding at January 31, 2021	197,413	$9.96
Granted	151,406	14.51
Vested	(126,939)	10.43
Forfeited	(900)	14.26
Outstanding at January 31, 2022	220,980	$13.23
Granted	141,371	12.70
Vested	(85,324)	13.45
Forfeited	(2,100)	13.25
Outstanding at January 31, 2023	274,927	$12.82
Granted	157,643	12.64
Vested	(116,288)	12.29
Forfeited	(15,577)	13.37
Outstanding at January 31, 2024	300,705	$12.90

As of January 31, 2024, there was $2.1 million of unrecognized compensation expense related to unvested RSUs, PSUs and RSAs. This expense is expected to be recognized over a weighted average period of 1.5 years.

Employee Stock Purchase Plan (ESPP):

On June 7, 2022, we adopted the AstroNova Inc. 2022 Employee Stock Purchase Plan (“2022 ESPP”) to replace our previous Employee Stock Purchase Plan (the “Prior ESPP”). The 2022 ESPP allows eligible employees to purchase shares of common stock at a 15% discount from fair value on the first or last day of an offering period, whichever is less. A total of 40,000 shares were reserved for issuance under this plan and 9,897 and 5,045 shares were purchased under the 2022 ESSP during the years ended January 31, 2024 and 2023, respectively. During the period ended January 31, 2023, there were 1,550 shares purchased under the Prior ESPP, and no additional purchases may be made under the Prior ESPP. As of January 31, 2024, 25,058 shares remain available for purchase under the 2022 ESPP.

Note 15—Income Taxes

The components of income before income taxes are as follows:

	2024	2023	2022
(In thousands)
Domestic	$5,448	$1,773	$5,046
Foreign	625	1,637	1,988
	$6,073	$3,410	$7,034

The components of the provision for income taxes are as follows:

	2024	2023	2022
(In thousands)
Current:
Federal	$966	$902	$(183)
State	71	313	76
Foreign	420	870	501
	1,457	2,085	394
Deferred:
Federal	$(32)	$(1,053)	$180
State	2	(315)	177
Foreign	(48)	32	(146)
	(78)	(1,336)	211
	$1,379	$749	$605

Total income tax provision differs from the expected tax provision as a result of the following:

	2024	2023	2022
(In thousands)
Income Tax Provision at Statutory Rate	$1,275	$716	$1,477
Foreign Rate Differential	197	157	61
Change in Valuation Allowance	73	182	57
Change in Reserves Related to ASC 740 Liability	60	93	(245)
State Taxes, Net of Federal Tax Effect	56	(2)	143
Meals and Entertainment	14	—	9
Return to Provision Adjustment	12	(22)	368
R&D Credits	(160)	(160)	(180)
Foreign Derived Intangible Income	(98)	(180)	(55)
Share Based Compensation	(43)	(52)	(95)
PPP Loan Forgiveness	—	—	(937)
Other	(7)	17	2
	$1,379	$749	$605

Our effective tax rate for fiscal 2024 was 22.7% compared to 22.0% in fiscal 2023 and 8.6% in fiscal 2022. The increase in the effective tax rate in fiscal 2024 from fiscal 2023 is primarily related to the impact of the valuation allowance recorded on China net operating losses, the increase in the current provision for state and local taxes, and the change in the foreign rate differential. This increase was partially offset by other factors decreasing the effective tax rate such as foreign derived intangible income (“FDII”) deduction, share based compensation, and the R&D tax credit.

The increase in the effective tax rate in fiscal 2023 from fiscal 2022 is primarily related to the absence of the PPP loan forgiveness which is tax-exempt income that was a one-time item that reduced the rate in fiscal 2022. Specific items increasing the effective tax rate in fiscal 2023 include the change in reserves related to ASC 740 liability and the increase in the valuation allowance recorded on China net operating losses. This increase was partially offset by state taxes, return to provision adjustments, share-based compensation, R&D tax credits, and foreign derived intangible income FDII deduction.

The components of deferred income tax expense arise from various temporary differences and relate to items included in the statement of income. The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and liabilities are as follows:

	January 31,
(In thousands)	2024	2023
Deferred Tax Assets:
Inventory	$2,242	$2,710
Honeywell Royalty Liability	3,561	3,008
State R&D Credits	2,160	1,851
Share-Based Compensation	590	620
Bad Debt	134	180
Warranty Reserve	171	258
Compensation Accrual	276	248
Net Operating Loss	199	135
ASC 842 Adjustment – Lease Liability	38	53
Unrecognized State Tax Benefits	49	58
Foreign Tax Credit	154	154
Deferred Service Contract Revenue	100	90
Section 174 Capitalization*	1,981	1,175
Other	381	281
	12,036	10,821
Deferred Tax Liabilities:
Accumulated Tax Depreciation in Excess of Book Depreciation	1,491	1,037
Intangibles	989	694
ASC 842 Adjustment – Lease Liability	33	50
Other	206	180
	2,719	1,961
Subtotal	9,317	8,860
Valuation Allowance	(2,534)	(2,120)
Net Deferred Tax Assets	$6,783	$6,740

* Beginning in fiscal 2023, changes to Section 174 of the Internal Revenue Code made by the Tax Cuts and Jobs Act of 2017 (“TCJA”) no longer permit an immediate deduction for research and development expenditures in the tax year that such costs are incurred. These costs are capitalized resulting in an increase in deferred tax assets of $0.8 million from fiscal 2023 to fiscal 2024.

Deferred taxes are reflected in the consolidated balance sheet as follows:

	January 31,
(In thousands)	2024	2023
Deferred Tax Assets	6,882	6,907
Deferred Tax Liabilities	(99)	(167)
Total Net Deferred Tax Assets	$6,783	$6,740

The valuation allowances of $2.5 million at January 31, 2024 and $2.1 million at January 31, 2023, relate to Rhode Island research and development tax credit carryforwards, foreign tax credit carryforwards, and China’s net operating losses that are expected to expire unutilized.

At January 31, 2024, we had net operating loss carryforwards of $0.2 million in China, which expire in 2024 through 2028.

At January 31, 2024, we had state research credit carryforwards of approximately $2.2 million which expire in 2025 through 2031. Additionally, we had $0.2 million of foreign tax credits. We maintain a full valuation allowance against these credits as we expect these credits to expire unused.

We believe that it is reasonably possible that some unrecognized tax benefits, accrued interest and penalties could decrease income tax expense in the next year due to either the review of previously filed tax returns or the expiration of certain statutes of limitation. The changes in the balances of unrecognized tax benefits, excluding interest and penalties are as follows:

	2024	2023	2022
(In thousands)
Balance, beginning of the year	$414	$303	$384
Increases in prior period tax positions	—	24	63
Increases in current period tax positions	162	136	67
Reductions related to lapse of statutes of limitations	(71)	(49)	(211)
Balance, end of the year	$505	$414	$303

During fiscal 2024 and 2023, we released $71,000 and $49,000, respectively, of uncertain tax positions including accrued interest and penalties relating to a change in various unrecognized tax positions. We have accrued potential interest and penalties of $46,000 included in income taxes payable in the accompanying consolidated balance sheet at January 31, 2024.

The Company and its subsidiaries file income tax returns in U.S. federal jurisdictions, various state jurisdictions, and various foreign jurisdictions. In fiscal 2024, we released $33,000 related to a federal tax exposure for the fiscal 2020 tax year and $39,000 of state nexus positions as a result of the expiration of the statute of limitations.

U.S. income taxes have not been provided on $10.0 million of undistributed earnings of our foreign subsidiaries since it is our intention to permanently reinvest such earnings offshore. If the earnings were distributed in the form of dividends, we would not be subject to U.S. tax as a result of the TCJA but, could be subject to foreign income and withholding taxes. Determination of the amount of this unrecognized deferred income tax liability is not practical.

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

Our PI segment produces an array of high-technology digital color and monochrome label printers and mini presses, labeling software and supplies for a variety of commercial industries worldwide and includes our fiscal 2023 acquisition of Astro Machine. Our T&M segment produces data acquisition systems used worldwide for a variety of recording, monitoring and troubleshooting applications for many industries including aerospace, automotive, defense, rail, energy, industrial and general manufacturing. The T&M segment also includes our line of aerospace flight deck and cabin printers.

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

Summarized below are the revenue and segment operating profit (both in dollars and as a percentage of revenue) for each reporting segment:

	Revenue			Segment Operating Profit			Segment Operating Profit as a % of Revenue
($ in thousands)	2024	2023	2022	2024	2023	2022	2024	2023	2022
Product Identification	$104,041	$103,089	$90,915	$10,087	$7,889	$10,411	9.7%	7.7%	11.5%
T&M	44,045	39,438	26,565	10,200	8,989	3,398	23.2%	22.8%	12.8%
Total	$148,086	$142,527	$117,480	20,287	16,878	13,809	13.7%	11.8%	11.8%
Corporate Expenses				11,491	11,435	9,553
Operating Income				8,796	5,443	4,256
Other Income (Expense), Net				(2,723)	(2,033)	2,778
Income Before Income Taxes				6,073	3,410	7,034
Income Tax Provision				1,379	749	605
Net Income				$4,694	$2,661	$6,429

No customer accounted for greater than 10% of net revenue in fiscal 2024, 2023 or 2022.

Other information by segment is presented below:

	Assets
	January 31,
(In thousands)	2024	2023
Product Identification	$64,686	$69,607
T&M	61,125	60,730
Corporate*	7,440	8,870
Total	$133,251	$139,207

* Corporate assets consist principally of cash, cash equivalents, deferred tax assets and refunds, and certain prepaid corporate assets.

	Depreciation and Amortization			Capital Expenditures
(In thousands)	2024	2023	2022	2024	2023	2022
Product Identification	$2,572	$2,219	$1,157	$1,686	$121	$847
T&M	1,694	1,697	2,837	10	108	949
Total	$4,266	$3,916	$3,994	$1,696	$229	$1,796

Geographical Data

Presented below is selected financial information by geographic area:

				Long-Lived Assets (2)
	Revenue (1)			January 31,
(In thousands)	2024	2023	2022	2024	2023
United States	$84,757	$83,559	$68,185	$32,090	$34,277
Europe	41,761	38,859	31,922	754	1,230
Canada	8,742	8,690	6,519	171	4
Asia	7,216	5,547	5,926	6	9
Central and South America	4,221	4,589	3,271	—	—
Other	1,389	1,283	1,657	—	—
Total	$148,086	$142,527	$117,480	$33,021	$35,520

(1) Certain amounts have been reclassified to conform to the current year's presentation.

(2) Long-lived assets exclude goodwill assigned to the T&M segment of $4.5 million at both January 31, 2024 and 2023 and $10.1 million assigned to the PI segment at both January 31, 2024 and 2023.

Note 17—Employee Benefit Plans

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

All contributions are deposited into trust funds. It is our policy to fund any contributions accrued. Our annual contribution amounts are determined by the Board of Directors. Contributions paid or accrued amounted to $0.5 million in each of fiscal 2024, fiscal 2023 and fiscal 2022.

Note 18—Product Warranty Liability

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

(In thousands)	2024	2023	2022
Balance, beginning of the year	$1,072	$834	$730
Provision for Warranty Expense	1,181	2,077	2,174
Cost of Warranty Repairs	(1,542)	(1,839)	(2,070)
Balance, end of the year	$711	$1,072	$834

During fiscal 2022, we incurred incremental costs because of a product quality issue with one of our vendors. As the result of discussions with the vendor, which was responsible for the product quality issue, we entered into an agreement whereby the vendor paid us $975,000 as partial reimbursement of the costs we incurred in supporting our customers with respect to the product quality issue. For the period ended January 31, 2022, we recorded this payment to offset cost of revenue in our PI segment for the product lines effected to partially reverse the accounting impact when the original costs of the quality issues were incurred.

Note 19—Restructuring

On July 26, 2023, we adopted a restructuring plan for our PI segment that transitioned a portion of the printer manufacturing within that segment from our facility in Rhode Island to our Astro Machine facility located in Illinois. Additionally, we ceased selling certain of our older, lower-margin or low-volume PI segment products and made targeted reductions to our workforce. As part of the restructuring plan, we also consolidated certain of our international PI sales and distribution facilities and streamlined our channel partner network. As of January 31, 2024, we have completed this plan.

As a result of the adoption and implementation of our PI segment restructuring plan, in the second quarter of fiscal 2024 we recognized a pre-tax restructuring charge of $2.7 million, comprised primarily of non-cash charges related to inventory write-offs associated with product curtailment and discontinuation and facility exit related costs, and cash charges related to severance-related costs. The following table is a summary of the restructuring costs by type for the year ended January 31, 2024:

(In thousands)	Inventory Write-Off	Severance and Employee Related Costs	Facility Exit and Other Restructuring Costs	Total
Restructuring Charges	$1,991	$611	$49	$2,651
Change in Estimates (1)	—	(75)	—	(75)
Total	$1,991	$536	$49	$2,576

(1) During the fourth quarter of fiscal 2024, we recorded a $75,000 net reversal to our restructuring charge, which was attributed to lower than anticipated severance charges due to retaining and re-assigning certain employees.

The following table summarizes restructuring costs included in the accompanying consolidated statement of income as of January 31, 2024:

(In thousands)
Cost of Revenue	$2,064
Operating Expenses:
Selling & Marketing	400
Research & Development	29
General & Administrative	83
Total	$2,576

The following table presents the details of liability for Severance and Employee Related Cost:

(In thousands)
Balance January 31, 2023	$—
Restructuring Charges	611
Cash Paid	(524)
Effects of Foreign Exchange	(12)
Change in Estimates	(75)
Balance January 31, 2024	$—

Product Retrofit Program

In connection with our restructuring plan, we identified the need to address quality and reliability issues in certain models of our PI printers as a result of faulty ink provided by one of our larger suppliers. We identified approximately 150 printers sold to our customers that were affected by the faulty ink. In order to remedy these issues and maintain solid customer relationships, during the second quarter of fiscal 2024, we initiated a program to retrofit all of the printers sold to our customers that were affected by the faulty ink.

The initial estimated costs associated with this program were $0.9 million, which included the cost of parts, labor and travel. During fiscal 2024, we worked with our customers to either repair or replace the affected printers. At the end of the fourth quarter of fiscal 2024, we adjusted our estimate of costs for this program as we determined not all customers wanted to retrofit their printers and consequently the program was concluded. As a result, at the end of the fourth quarter of fiscal 2024, we reversed $0.2 million of charges for this program. Total costs of this program as of January 31, 2024, as summarized below, were $0.6 million and are included in cost of revenue in the accompanying consolidated statement of income for the year ended January 31, 2024.

(In thousands)
Provision for Product Retrofit Program	$852
Cost of Repairs and Replacements incurred through January 31, 2024	(642)
Changes in Estimate (1)	(210)
Balance at January 31, 2024	$—

(1) During the fourth quarter of fiscal 2024, we recorded a $210,000 net reversal to our retrofit program, which was attributed to lower than anticipated participation by customers in this program and ultimate conclusion of the program as of January 31, 2024.

There is no balance in the related liability for this program at January 31, 2024.

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

During the year ended January 31, 2024, we had two vendors that accounted for 23.5% of purchases, and for the years ended January 31, 2023 and 2022, we had one vendor that accounted for 18.7% and 23.3% of purchases, respectively. We had one vendor that accounted for 46.9%, 16.2% and 15.4%, respectively, of accounts payable as of January 31, 2024, 2023 and 2022.

Note 21—Commitments and Contingencies

In order to meet our manufacturing demands and, in some cases, lock in particular pricing structures for specific goods used in manufacturing, we enter into purchase commitments with our suppliers. At January 31, 2024, our purchase commitments totaled $25.8 million, with $23.1 million due within 12 months, some of which are non-cancelable.

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

Note 22—Fair Value Measurements

Assets and Liabilities Not Recorded at Fair Value on the Consolidated Balance Sheet

Our long-term debt, including the current portion, not reflected in the financial statements at fair value, is reflected in the table below:

	Fair Value Measurement at January 31, 2024
(In thousands)	Level 1	Level 2	Level 3	Total	Carrying Value
Long-Term Debt and Related Current Maturities	$—	$—	$13,026	$13,026	$12,972

	Fair Value Measurement at January 31, 2023
(In thousands)	Level 1	Level 2	Level 3	Total	Carrying Value
Long-Term Debt and Related Current Maturities	$—	$—	$14,310	$14,310	$14,250

The fair value of our long-term debt, including the current portion, is estimated by discounting the future cash flows using current interest rates at which similar borrowings with the same maturities would be made to borrowers with similar credit ratings and is classified as Level 3.

ASTRONOVA, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

Description	Balance at Beginning of Year	Provision/ (Benefit) Charged to Operations	Deductions(2)	Balance at End of Year
Allowance for Doubtful Accounts (1):
(In thousands)
Year Ended January 31,
2024	$731	$(113)	$—	$618
2023	$826	$100	$(195)	$731
2022	$1,054	$50	$(278)	$826

(1)
The allowance for doubtful accounts has been netted against accounts receivable in the balance sheets as of the respective balance sheet dates.
(2)
Uncollectible accounts written off, net of recoveries.