Form 10-Q
period 2024-04-27
AstroNova, Inc.
filed 2024-06-06
CIK 8146

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 27, 2024

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

The number of shares of the registrant’s common stock, $.05 par value per share, outstanding as of May 31, 2024 was 7,513,564

ASTRONOVA, INC.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

ASTRONOVA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Data)

	April 27, 2024	January 31, 2024
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$3,990	$4,527
Accounts Receivable, net	17,863	23,056
Inventories, net	45,177	46,371
Prepaid Expenses and Other Current Assets	3,242	2,720
Total Current Assets	70,272	76,674
Property, Plant and Equipment, net	14,206	14,185
Identifiable Intangibles, net	18,402	18,836
Goodwill	14,536	14,633
Deferred Tax Assets, net	6,880	6,882
Right of Use Asset	894	603
Other Assets	1,411	1,438
TOTAL ASSETS	$126,601	$133,251
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts Payable	$7,012	$8,068
Accrued Compensation	2,934	2,923
Other Accrued Expenses	2,787	2,706
Revolving Line of Credit	3,400	8,900
Current Portion of Long-Term Debt	2,844	2,842
Current Liability—Royalty Obligation	1,700	1,700
Current Liability—Excess Royalty Payment Due	572	935
Income Taxes Payable	512	349
Deferred Revenue	1,151	1,338
Total Current Liabilities	22,912	29,761
NON-CURRENT LIABILITIES
Long-Term Debt, net of current portion	9,343	10,050
Royalty Obligation, net of current portion	1,816	2,093
Lease Liabilities, net of current portion	680	415
Income Taxes Payable	551	551
Deferred Tax Liabilities	92	99
TOTAL LIABILITIES	35,394	42,969
SHAREHOLDERS’ EQUITY
Preferred Stock, $10 Par Value, Authorized 100,000 shares, None Issued	—	—
Common Stock, $0.05 Par Value, Authorized 13,000,000 shares; Issued 10,895,269 and 10,812,137 shares at April 27, 2024 and January 31, 2024, respectively	545	541
Additional Paid-in Capital	63,053	62,684
Retained Earnings	65,050	63,869
Treasury Stock, at Cost, 3,393,442 and 3,368,763 shares at April 27, 2024 and January 31, 2024, respectively	(35,025)	(34,593)
Accumulated Other Comprehensive Loss, net of tax	(2,416)	(2,219)
TOTAL SHAREHOLDERS’ EQUITY	91,207	90,282
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$126,601	$133,251

See Notes to condensed consolidated financial statements (unaudited).

ASTRONOVA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Per Share Data)

(Unaudited)

	Three Months Ended
	April 27, 2024	April 29, 2023
Revenue	$32,961	$35,419
Cost of Revenue	20,989	23,034
Gross Profit	11,972	12,385
Operating Expenses:
Selling and Marketing	5,656	6,010
Research and Development	1,603	1,788
General and Administrative	3,367	3,126
Operating Expenses	10,626	10,924
Operating Income	1,346	1,461
Other Income (Expense), net:
Interest Expense	(482)	(615)
Gain (Loss) on Foreign Currency Transactions	(143)	186
Other, net	26	(5)
Total Other Income (Expense)	(599)	(434)
Income Before Income Taxes	747	1,027
Income Tax Provision (Benefit)	(434)	179
Net Income	$1,181	$848
Net Income per Common Share—Basic	$0.16	$0.12
Net Income per Common Share—Diluted	$0.15	$0.11
Weighted Average Number of Common Shares Outstanding:
Basic	7,459	7,370
Diluted	7,628	7,450

See Notes to condensed consolidated financial statements (unaudited).

ASTRONOVA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Thousands)

(Unaudited)

	Three Months Ended
	April 27, 2024	April 29, 2023
Net Income	$1,181	$848
Other Comprehensive Income (Loss), net of taxes:
Foreign Currency Translation Adjustments	(197)	210
Other Comprehensive Income (Loss)	(197)	210
Comprehensive Income	$984	$1,058

See Notes to condensed consolidated financial statements (unaudited).

ASTRONOVA, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

($ In Thousands, Except per Share Data)

(Unaudited)

	Common Stock		Additional Paid-in	Retained	Treasury	Accumulated Other Comprehensive	Total Shareholders’
	Shares	Amount	Capital	Earnings	Stock	Income (Loss)	Equity
Balance January 31, 2023	10,676,851	$534	$61,131	$59,175	$(34,235)	$(2,238)	$84,367
Share-Based Compensation	—	—	356	—	—	—	356
Employee Option Exercises	4,094	—	43	—	—	—	43
Restricted Stock Awards Vested	99,989	4	(4)	—	(350)	—	(350)
Net Income	—	—	—	848	—	—	848
Foreign Currency Translation Adjustment	—	—	—	—	—	210	210
Balance April 29, 2023	10,780,934	$538	$61,526	$60,023	$(34,585)	$(2,028)	$85,474

Balance January 31, 2024	10,812,137	$541	$62,684	$63,869	$(34,593)	$(2,219)	$90,282
Share-Based Compensation	—	—	325	—	—	—	325
Employee Option Exercises	5,055	—	48	—	—	—	48
Restricted Stock Awards Vested	78,077	4	(4)	—	(432)	—	(432)
Net Income	—	—	—	1,181	—	—	1,181
Foreign Currency Translation Adjustment	—	—	—	—	—	(197)	(197)
Balance April 27, 2024	10,895,269	545	63,053	65,050	(35,025)	(2,416)	91,207

See Notes to condensed consolidated financial statements (unaudited).

ASTRONOVA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Three Months Ended
	April 27, 2024	April 29, 2023
Cash Flows from Operating Activities:
Net Income	$1,181	$848
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	911	1,055
Amortization of Debt Issuance Costs	6	6
Share-Based Compensation	325	356
Changes in Assets and Liabilities:
Accounts Receivable	5,130	2,324
Inventories	1,117	(1,756)
Income Taxes	(532)	38
Accounts Payable and Accrued Expenses	(1,213)	8
Deferred Revenue	(183)	—
Other	162	(237)
Net Cash Provided by Operating Activities	6,904	2,642
Cash Flows from Investing Activities:
Purchases of Property, Plant and Equipment	(492)	(48)
Net Cash Used for Investing Activities	(492)	(48)
Cash Flows from Financing Activities:
Net Cash Proceeds from Employee Stock Option Plans	18	18
Net Cash Proceeds from Share Purchases under Employee Stock Purchase Plan	30	25
Net Cash Used for Payment of Taxes Related to Vested Restricted Stock	(432)	(350)
Repayment under Revolving Credit Facility	(5,500)	—
Payment of Minimum Guarantee Royalty Obligation	(375)	(500)
Principal Payments of Long-Term Debt	(710)	(375)
Net Cash Used for Financing Activities	(6,969)	(1,182)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	20	55
Net Increase (Decrease) in Cash and Cash Equivalents	(537)	1,467
Cash and Cash Equivalents, Beginning of Period	4,527	3,946
Cash and Cash Equivalents, End of Period	$3,990	$5,413
Supplemental Disclosures of Cash Flow Information:
Cash Paid During the Period for:
Cash Paid During the Period for Interest	$409	$538
Cash Paid During the Period for Income Taxes, net of refunds	$93	$235
Non-Cash Transactions:
Capital Lease Obtained in Exchange for Capital Lease Liabilities	$358	$—

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

Our PI products are sold by direct field salespersons, OEMs and independent dealers and representatives, while our T&M products are sold predominantly through direct sales and independent representatives. In the United States, we have factory-trained direct field salespeople located throughout the country specializing in PI products. We also have direct field sales or service centers in Canada, China, Denmark, France, Germany, Malaysia, Mexico, Singapore, and the United Kingdom staffed by our own employees and dedicated third party contractors. Additionally, we utilize over 100 independent dealers and representatives selling and marketing our products in over 60 countries.

Unless otherwise indicated, references to “AstroNova,” “we,” “our,” and “us” in this Quarterly Report on Form 10-Q refer to AstroNova, Inc. and its consolidated subsidiaries.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles and reflect all adjustments consisting of normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the results of the interim periods included herein. These financial statements do not include all disclosures associated with annual financial statements and, accordingly, should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended January 31, 2024.

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

Note 2 – Summary of Significant Accounting Policies Update

The accounting policies used in preparing the condensed consolidated financial statements in this Form 10-Q are the same as those used in preparing our consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2024.

Recent Accounting Pronouncements Not Yet Adopted

On March 6, 2024, the SEC adopted the final rule under SEC Release No. 33-11275, The Enhancement and Standardization of Climate-Related Disclosures for Investors. This rule will require registrants to disclose certain climate-related information in registration statements and annual reports on Form 10-K including, among other things, material climate-related risks and their impact; activities to mitigate or adapt to material climate-related risks; governance and oversight of climate-related risks; material climate-related targets or goals and their financial impact; and qualitative and quantitative disclosures regarding greenhouse gas emissions. The final rules follow a phase-in timeline and would begin to apply prospectively to our fiscal year beginning February 1, 2027. In April 2024, the SEC voluntarily stayed the effectiveness of the rules pending completion of judicial review of the consolidated challenges to the final rules. We are currently monitoring the legal challenges and evaluating the potential impact of these rules on our consolidated financial statements and disclosures.

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

Revenues disaggregated by primary geographic markets and major product types are as follows:

Primary geographical markets

	Three Months Ended
(In thousands)	April 27, 2024	April 29, 2023*
United States	$18,106	$20,696
Europe	10,429	9,864
Canada	1,759	1,879
Central and South America	1,198	1,200
Asia	1,185	1,471
Other	284	309
Total Revenue	$32,961	$35,419

*Certain amounts have been reclassified to conform to the current year's presentation.

Major product types

	Three Months Ended
(In thousands)	April 27, 2024	April 29, 2023
Hardware	$8,875	$11,667
Supplies	18,633	19,070
Service and Other	5,453	4,682
Total Revenue	$32,961	$35,419

In December 2022, we entered into an amended contract with one of our T&M customers that provided for a total payment of $3.25 million to us as a result of our claims allowable under French law relating to additional component costs we have incurred and will continue to incur in order to supply aerospace printers under the contract for the period beginning in April 2022 and continuing through fiscal 2025. Revenue from this arrangement will be recognized in proportion to the total estimated shipments through the end of the contract period. As of January 31, 2024, we recognized $2.4 million in revenue and the $0.8 million balance was recorded as deferred revenue. During the three months ended April 27, 2024, we recognized an additional $0.2 million which is included in revenue in the condensed consolidated statement of income for the respective period presented, and there is a balance of $0.6 million in deferred revenue at April 27, 2024. The remaining revenue to be recognized will be based on our shipments of the printers during the remainder of fiscal year 2025.

Contract Assets and Liabilities

We normally do not have contract assets, which are primarily unbilled accounts receivable that are conditional on something other than the passage of time.

Our contract liabilities, which represent billings in excess of revenue recognized, are related to advanced billings for purchased service agreements and extended warranties. Contract liabilities were $534,000 and $530,000 at April 27, 2024 and January 31, 2024, respectively, and are recorded as deferred revenue in the accompanying condensed consolidated balance sheet. The increase in the deferred revenue balance during the three months ended April 27, 2024 is due to cash payments received in advance of satisfying performance obligations partially offset by revenue recognized during the current period, including $136,000 of revenue recognized that was included in the deferred revenue balance at January 31, 2024.

Contract Costs

We recognize an asset for the incremental costs of obtaining a contract with a customer if we expect the benefit of those costs to be longer than one year. We have determined that certain costs related to obtaining sales contracts for our aerospace printer products meet the requirement to be capitalized. These costs are deferred and amortized over the remaining useful life of these contracts, which we currently estimate to be approximately 17 years as of April 27, 2024. The balance of these contract assets at January 31, 2024 was $1.3 million. During the three months ended April 27, 2024, we amortized contract costs of $19,000. The balance of deferred incremental direct costs net of accumulated amortization at April 27, 2024 was $1.3 million, of which $0.1 million is reported in other current assets and $1.2 million is reported in other assets in the accompanying condensed consolidated balance sheet.

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

	Three Months Ended
	April 27, 2024	April 29, 2023
Weighted Average Common Shares Outstanding – Basic	7,459,394	7,369,930
Effect of Dilutive Options, Restricted Stock Awards and Restricted Stock Units	168,631	80,122
Weighted Average Common Shares Outstanding – Diluted	7,628,025	7,450,052

For the three months ended April 27, 2024 and April 29, 2023, the diluted per share amounts do not reflect weighted average common equivalent shares outstanding of 181,999 and 656,554, respectively. These outstanding common equivalent shares were not included due to their anti-dilutive effect.

Note 5 – Intangible Assets

Intangible assets are as follows:

	April 27, 2024				January 31, 2024
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Currency Translation Adjustment	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Currency Translation Adjustment	Net Carrying Amount
RITEC:
Customer Contract Relationships	$2,830	$(1,705)	$—	$1,125	$2,830	$(1,689)	$—	$1,141
TrojanLabel:
Distributor Relations	937	(705)	22	254	937	(686)	30	281
Honeywell:
Customer Contract Relationships	27,773	(13,012)	—	14,761	27,773	(12,795)	—	14,978
Astro Machine:
Customer Contract Relationships	3,060	(1,071)	—	1,989	3,060	(918)	—	2,142
Trademarks	420	(147)	—	273	420	(126)	—	294
Intangible Assets, net	$35,020	$(16,640)	$22	$18,402	$35,020	$(16,214)	$30	$18,836

There were no impairments to intangible assets during the periods ended April 27, 2024 and April 29, 2023.

With respect to the acquired intangibles included in the table above, amortization expense of $0.4 million and $0.6 million has been included in the condensed consolidated statements of income for the three months ended April 27, 2024, and April 29, 2023, respectively.

Estimated amortization expense for the next five fiscal years is as follows:

(In thousands)	Remaining 2025	2026	2027	2028	2029
Estimated amortization expense	$1,291	$1,721	$1,721	$1,721	$1,281

Note 6 – Inventories

Inventories are stated at the lower of cost (standard and average methods) or net realizable value and include material, labor and manufacturing overhead. The components of inventories are as follows:

(In thousands)	April 27, 2024	January 31, 2024
Materials and Supplies	$37,374	$39,078
Work-In-Process	1,580	1,054
Finished Goods	15,528	15,645
	54,482	55,777
Inventory Reserve	(9,305)	(9,406)
	$45,177	$46,371

Note 7 – Property, Plant and Equipment

Property, plant and equipment consist of the following:

(In thousands)	April 27, 2024	January 31, 2024
Land and Land Improvements	$2,304	$2,304
Buildings and Leasehold Improvements	14,427	14,381
Machinery and Equipment	26,391	26,123
Computer Equipment and Software	14,319	14,238
Gross Property, Plant and Equipment	57,441	57,046
Accumulated Depreciation	(43,235)	(42,861)
Net Property Plant and Equipment	$14,206	$14,185

Depreciation expense on property, plant and equipment was $0.5 million and $0.4 million for the three months ended April 27, 2024 and April 29, 2023, respectively.

Note 8 – Credit Agreement and Long-Term Debt

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

The interest rates under the Amended Credit Agreement are as follows: the term loan and revolving credit loans bear interest at a rate per annum equal to, at our option, either (a) the BSBY Rate as defined in the Amended Credit Agreement (or, in the case of revolving credit loans denominated in a currency other than U.S. Dollars, the applicable quoted rate), plus a margin that varies within a range of 1.60% to 2.50% based on our consolidated leverage ratio, or (b) a fluctuating reference rate equal to the highest of (i) the federal fund rate plus 0.50%, (ii) Bank of America’s publicly announced prime rate, (iii) the BSBY Rate plus 1.00%, or (iv) 0.50%, plus a margin that varies within a range of 0.60% to 1.50% based on our consolidated leverage ratio. In addition to certain other fees and expenses that we are required to pay to the Lender, we are required to pay a commitment fee on the undrawn portion of the revolving credit facility that varies within a range of 0.15% and 0.35% based on our consolidated leverage ratio. During the three months ended April 27, 2024, the weighted average interest rate on our variable rate debt was 7.46%. The loans under the Amended Credit Agreement are subject to certain mandatory prepayments, subject to various exceptions, from (a) net cash proceeds from certain dispositions of property, (b) net cash proceeds from certain issuances of equity, (c) net cash proceeds from certain issuances of additional debt and (d) net cash proceeds from certain extraordinary receipts.

Amounts repaid under the revolving credit facility may be reborrowed, subject to our continued compliance with the Amended Credit Agreement. No amount of the term loan that is repaid may be reborrowed.

We must comply with various customary financial and non-financial covenants under the Amended Credit Agreement. The financial covenants under the Amended Credit Agreement consist of a maximum consolidated leverage ratio, a minimum consolidated fixed charge coverage ratio and a minimum consolidated asset coverage ratio. The primary non-financial covenants limit our and our subsidiaries’ ability to incur future indebtedness, to place liens on assets, to pay dividends or distributions on our or our subsidiaries’ capital stock, to repurchase or acquire our or our subsidiaries’ capital stock, to conduct mergers or acquisitions, to sell assets, to alter our or our subsidiaries’ capital structure, to make investments and loans, to change the nature of our or our subsidiaries’ business, and to prepay subordinated indebtedness, in each case subject to certain exceptions and thresholds as set forth in the Amended Credit Agreement, certain of which provisions were modified by the Second Amendment. As of April 27, 2024, we believe we are in compliance with all of the covenants in the Credit Agreement.

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

Our obligations under the Amended Credit Agreement continue to be secured by substantially all of our personal property assets (including a pledge of the equity interests we hold in ANI Scandinavia ApS, AstroNova GmbH and AstroNova SAS), subject to certain exceptions, and by a mortgage on our owned real property in West Warwick, Rhode Island, and are guaranteed by, and secured by substantially all of the personal property assets of Astro Machine.

On May 6, 2024, we entered into a Third Amendment to the Amended and Restated Credit Agreement, which further amended the Amended Credit Agreement. See Note 15, “Subsequent Event” for further information regarding the Third Amendment to the Amended and Restated Credit Agreement.

Equipment Financing

In January 2024, we entered into a secured equipment loan facility agreement with Banc of America Leasing & Capital, LLC and borrowed a principal amount of $0.8 million thereunder for the purpose of financing our purchase of production equipment. This loan matures on January 23, 2029, and bears interest at a fixed rate of 7.06%. Under this loan agreement, equal monthly payments including principal and interest of $16,296 commenced on February 23, 2024, and will continue through the maturity of the equipment loan facility on January 23, 2029.

Summary of Outstanding Debt

Revolving Credit Facility

At April 27, 2024, we had an outstanding balance of $3.4 million on our revolving credit facility. The balance outstanding under the revolving credit facility bore interest at a weighted average annual rate of 7.53% and 6.93% and we incurred $132,000 and $292,000 for interest on this obligation during the three months ended April 27, 2024 and April 29, 2023, respectively. Additionally, during the three months ended April 27, 2024 and April 29, 2023, we incurred $11,000 and $8,000, respectively, of commitment fees on the undrawn portion of our revolving credit facility. Both the interest expense and commitment fees are included as interest expense in the accompanying condensed consolidated statements of income for all periods presented. At April 27, 2024, there was $21.6 million remaining available for borrowing under our revolving credit facility.

Long-Term Debt

Long-term debt in the accompanying condensed consolidated balance sheets is as follows:

(In thousands)	April 27, 2024	January 31, 2024
USD Term Loan (7.44% as of April 27, 2024 and 7.56% as of January 31, 2024); maturity date of August 4, 2027	$11,475	$12,150
Equipment Loan (7.06% Fixed Rate); maturity date of January 23, 2029	787	822
Total Debt	12,262	12,972
Less: Debt Issuance Costs, net of accumulated amortization	75	80
Current Portion of Debt	2,844	2,842
Long-Term Debt	$9,343	$10,050

During the three months ended April 27, 2024 and April 29, 2023, we recognized interest expense on debt of $233,000 and $248,000, respectively, which is recognized in the accompanying condensed consolidated statements of income for all periods presented.

The schedule of required principal payments remaining during the next five years on long-term debt outstanding as of April 27, 2024 is as follows:

(In thousands)
Fiscal 2025, remainder	$2,132
Fiscal 2026	2,852
Fiscal 2027	2,864
Fiscal 2028	4,226
Fiscal 2029	188
$12,262

Note 9 – Royalty Obligation

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

The guaranteed minimum royalty payment obligation was recorded at the present value of the minimum annual royalty payments. As of April 27, 2024, we had paid an aggregate of $11.5 million of the guaranteed minimum royalty obligation. At April 27, 2024, the current portion of the outstanding guaranteed minimum royalty obligation of $1.5 million is to be paid over the next twelve months and is reported as a current liability and the remainder of $1.4 million is reported as a long-term liability on our condensed consolidated balance sheet. For the three months ended April 27, 2024 and April 29, 2023, we incurred $0.5 million and $0.4 million, respectively, in excess royalty expense which is included in cost of revenue in our consolidated statements of income for all periods presented. A total of $0.9 million in excess royalties was paid in the first quarter of the current fiscal year, and there are $0.5 million in excess royalty payables due as a result of this agreement for the quarter ended April 27, 2024.

In fiscal 2023, we entered into an Asset Purchase and License Agreement with Honeywell International Inc. (“New HW Agreement”) to acquire an exclusive, perpetual, world-wide license to manufacture Honeywell’s flight deck printers for the Boeing 787 aircraft. The New HW Agreement provides for royalty payments to Honeywell based on gross revenues from the sales of the printers, paper and repair services of the licensed products in perpetuity. The royalty rates vary based on the year in which they are paid or earned and as products are sold or as services are provided and range from single-digit to mid-double-digit percentages of gross revenue. The New HW Agreement includes a provision for guaranteed minimum royalty payments to be paid in the event that the royalties earned by Honeywell do not meet the minimum for the preceding calendar year as follows: $100,000 in 2024, $200,000 in 2025, $233,000 in 2026 and 2027, and $234,000 in 2028.

As of January 31, 2024, the total outstanding royalty obligation under the New HW Agreement was $0.6 million, including $0.2 million recorded as a current liability in the accompanying balance sheet. During the first quarter of fiscal 2025, we incurred $0.1 million in excess royalty expense, which was paid in the first quarter of the current fiscal year. As of April 27, 2024, the total outstanding royalty obligation on the New HW Agreement is $0.7 million, including $0.3 million recorded as a current liability in the accompanying balance sheet.

Note 10 – Leases

We enter into lease contracts for certain of our facilities at various locations worldwide. Our leases have remaining lease terms of one to nine years, some of which include options to extend the lease term for periods of up to five years when it is reasonably certain that we will exercise such options.

Balance sheet and other information related to our leases is as follows:

Operating Leases (In thousands)	Balance Sheet Classification	April 27, 2024	January 31, 2024
Lease Assets	Right of Use Assets	$894	$603
Lease Liabilities – Current	Other Accrued Expenses	$239	$233
Lease Liabilities – Long Term	Lease Liabilities	$680	$415

Lease cost information is as follows:

		Three Months Ended
Operating Leases (In thousands)	Statement of Income Classification	April 27, 2024	April 29, 2023
Operating Lease Costs	General and Administrative Expense	$98	$133

Maturities of operating lease liabilities are as follows:

(In thousands)	April 27, 2024
Fiscal 2025, remaining	$213
Fiscal 2026	248
Fiscal 2027	200
Fiscal 2028	144
Fiscal 2029	54
Thereafter	230
Total Lease Payments	1,089
Less: Imputed Interest	(170)
Total Lease Liabilities	$919

As of April 27, 2024, the weighted-average remaining lease term and weighted-average discount rate for our operating leases are 5.3 years and 5.56%, respectively. We calculated the weighted-average discount rate using incremental borrowing rates, which equal the rates of interest that we would pay to borrow funds on a fully collateralized basis over a similar term.

Supplemental cash flow information related to leases is as follows:

	Three Months Ended
(In thousands)	April 27, 2024	April 29, 2023
Cash paid for operating lease liabilities	$85	$93

Note 11 – Share-Based Compensation

We have one equity incentive plan from which we are authorized to grant equity awards, the AstroNova, Inc. 2018 Equity Incentive Plan (the “2018 Plan”). The 2018 Plan provides for, among other things, the issuance of awards, including incentive stock options, non-qualified stock options, stock appreciation rights, time-based restricted stock units (“RSUs”), or performance-based restricted stock units (“PSUs”) and restricted stock awards (“RSAs”). At the June 6, 2023 annual meeting of shareholders, the 2018 Plan was amended to increase the number of shares of the Company’s common stock available for issuance by 600,000, bringing the total number of shares available for issuance under the 2018 Plan from 950,000 to 1,550,000. Under the 2018 Plan, we may also issue an additional number of shares equal to the number of shares subject to outstanding awards under our prior 2015 Equity Incentive Plan that are forfeited, canceled, satisfied without the issuance of stock, otherwise terminated (other than by exercise), or, for shares of stock issued pursuant to any unvested award, that are reacquired by us at not more than the grantee’s purchase price (other than by exercise). Under the 2018 Plan, all awards to employees generally have a minimum vesting period of one year. Options granted under the 2018 Plan must be issued at an exercise price of not less than the fair market value of our common stock on the date of grant and expire after ten years. Under the 2018 Plan, there were 80,780 unvested RSUs;164,234 unvested PSUs; and options to purchase an aggregate of 135,500 shares outstanding as of April 27, 2024.

In addition to the 2018 Plan, we previously granted equity awards under our 2015 Equity Incentive Plan (the “2015 Plan”) and our 2007 Equity Incentive Plan (the “2007 Plan”). No new awards may be issued under either the 2007 Plan or 2015 Plan, but outstanding awards will continue to be governed by those plans. As of April 27, 2024, options to purchase an aggregate of 241,649 shares were outstanding under the 2007 Plan and options to purchase an aggregate of 127,600 shares were outstanding under the 2015 Plan.

We also have a Non-Employee Director Annual Compensation Program (the “Program”) under which each non-employee director receives an automatic grant of RSAs on the date of the regular full meeting of the Board of Directors held each fiscal quarter. Under the Program, the number of whole shares to be granted each quarter is equal to 25% of the number calculated by dividing the director’s annual compensation amount, which is currently $70,000, by the fair market value of the Company’s stock on such day. All RSA’s granted under this Program vest immediately.

Share-based compensation expense was recognized as follows:

	Three Months Ended
(In thousands)	April 27, 2024	April 29, 2023
Stock Options	$—	$—
Restricted Stock Awards and Restricted Stock Units	319	352
Employee Stock Purchase Plan	6	4
Total	$325	$356

Stock Options

Aggregated information regarding stock option activity for the three months ended April 27, 2024 is summarized below:

	Number of Options	Weighted Average Exercise Price
Outstanding at January 31, 2024	523,349	$15.26
Granted	—	—
Exercised	(10,900)	14.18
Forfeited	(7,700)	14.20
Canceled	—	—
Outstanding at April 27, 2024	504,749	$15.30

Set forth below is a summary of options outstanding at April 27, 2024:

Outstanding				Exercisable
Range of Exercise prices	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Number of Shares	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Life
$10.01-15.00	293,274	$13.75	1.9	293,274	$13.75	1.9
$15.01-20.00	211,475	$17.44	3.6	211,475	$17.44	3.6
	504,749	$15.30	2.6	504,749	$15.30	2.6

There were no stock options granted in fiscal 2024, or during the first three months of fiscal 2025, and as of April 27, 2024, there was no unrecognized compensation expense related to stock options.

Restricted Stock Units (RSUs), Performance-Based Stock Units (PSUs) and Restricted Stock Awards (RSAs)

Aggregated information regarding RSU, PSU and RSA activity for the three months ended April 27, 2024 is summarized below:

	RSUs, PSUs & RSAs	Weighted Average Grant Date Fair Value
Outstanding at January 31, 2024	300,705	$12.90
Granted	26,387	17.85
Vested	(78,077)	13.62
Forfeited	(4,001)	12.81
Outstanding at April 27, 2024	245,014	$13.20

As of April 27, 2024, there was approximately $2.1 million of unrecognized compensation expense related to RSUs, PSUs and RSAs, which is expected to be recognized over a weighted average period of 1.2 years.

Employee Stock Purchase Plan (ESPP)

Our ESPP allows eligible employees to purchase shares of common stock at a 15% discount from fair value on the first or last day of an offering period, whichever is less. A total of 40,000 shares were initially reserved for issuance under the ESPP. During the three months ended April 27, 2024, there were 2,246 shares purchased under the ESPP and there are 22,812 shares remaining available for purchase under the ESPP as of April 27, 2024.

Note 12 – Income Taxes

Our effective tax rates are as follows:

Three Months Ended
Fiscal 2025	(58.1)%
Fiscal 2024	17.4%

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

During the three months ended April 27, 2024, we recognized an income tax benefit of $434,000. The effective tax rate in this period was directly impacted by a $572,000 tax benefit related to a previously unrecorded reduction in our future income taxes payable balance that should have been discretely recognized in the fourth quarter of fiscal year 2024 when we completed our domestic return to accrual process. Additional impacts on the effective tax rate included a $75,000 tax benefit arising from windfall tax benefits related to our stock. During the three months ended April 29, 2023, we recognized an income tax expense of approximately $179,000. The effective tax rate in this period was directly impacted by a $77,000 tax benefit related to the expiration of the statute of limitations on a previously uncertain tax position and a $29,000 tax benefit arising from windfall tax benefits related to our stock.

Note 13 – Segment Information

We report two segments: PI and T&M. We evaluate segment performance based on the segment profit before corporate expenses.

Summarized below are the Revenue and Segment Operating Profit for each reporting segment:

	Three Months Ended
	Revenue		Segment Operating Profit
(In thousands)	April 27, 2024	April 29, 2023	April 27, 2024	April 29, 2023
PI	$23,185	$25,095	$2,991	$2,515
T&M	9,776	10,324	1,722	2,072
Total	$32,961	$35,419	4,713	4,587
Corporate Expenses			3,367	3,126
Operating Income			1,346	1,461
Other Expense, net			599	434
Income Before Income Taxes			747	1,027
Income Tax Provision (Benefit)			(434)	179
Net Income			$1,181	$848

Note 14 – Fair Value

Assets and Liabilities Not Recorded at Fair Value

Our long-term debt, including the current portion of long-term debt not reflected in the financial statements at fair value, is reflected in the table below:

	April 27, 2024
	Fair Value Measurement
(In thousands)	Level 1	Level 2	Level 3	Total	Carrying Value
Long-Term debt and related current maturities	$—	$—	$12,309	$12,309	$12,262

	January 31, 2024
	Fair Value Measurement
(In thousands)	Level 1	Level 2	Level 3	Total	Carrying Value
Long-Term debt and related current maturities	$—	$—	$13,026	$13,026	$12,972

The fair value of our long-term debt, including the current portion, is estimated by discounting the future cash flows using current interest rates at which similar loans with the same maturities would be made to borrowers with similar credit ratings and is classified as Level 3.

Note 15 – Subsequent Event

On May 4, 2024, AstroNova, along with its wholly-owned Portugal Subsidiary, AstroNova Portugal, Unipessoal, Lda (the “Purchaser”) entered into a Share Purchase Agreement (the “Purchase Agreement”) with Effort Premier Solutions Lda., a private limited company incorporated under the laws of Portugal (the “Seller”) and Elói Serafim Alves Ferreira, as the “Second Guarantor”.

In accordance with the terms and subject to the conditions set forth in the Purchase Agreement, the Purchaser acquired 100% of the issued and outstanding share capital of MTEX New Solution, S.A., a joint stock company with limited liability incorporated under the laws of Portugal (“MTEX”), from the Seller. The closing date for the acquisition was May 6, 2024.

The purchase price for this acquisition consists of EUR 17,268,345 (approximately $18.6 million) paid by the Purchaser to the Seller on the closing date by wire transfer, and up to an additional EUR 731,655 (approximately $0.8 million) retained by the Purchaser to secure certain indemnification obligations of the Seller to be released by the Purchaser subject to resolution of such obligations. Additionally, the Seller will be entitled to receive contingent consideration in an amount of up to EUR 4,000,000 (approximately $4.3 million) if MTEX meets certain revenue objectives as set forth in the Purchase Agreement for the three calendar year periods ending after the closing date.

This transaction is a business combination and will be accounted for using the acquisition method as prescribed by Accounting Standard Codification, “Business Combinations.” The purchase price of MTEX will be allocated to the tangible and intangible assets acquired and liabilities assumed based on their fair value at the acquisition date. Any excess of the purchase price over the fair value of the net identified assets acquired and liabilities assumed will be recorded as goodwill. Transaction costs related to the transaction will be expensed as incurred. We are currently preparing the valuations and other procedures necessary to determine the purchase price allocation and will record our initial fair value estimates and the results of operations of MTEX since the closing date in our condensed consolidated financial statement for the second quarter of fiscal 2025.

Also on May 4, 2024, the Purchaser, the Seller, the Second Guarantor and MTEX entered into a Transitional Management Agreement (the “Transitional Management Agreement”) pursuant to which the Second Guarantor will serve as the MTEX’s Chief Executive Officer for a term of three years following the closing date. Under the terms of the Transitional Management Agreement, the Second Guarantor will receive a salary and grant of restricted stock units and will be entitled to participate in the Company’s incentive compensation programs on the same terms as the Company’s executive officers. The Transitional Management Agreement includes customary non-competition and confidentiality provisions.

In connection with the purchase of MTEX, on May 6, 2024, we entered a Third Amendment to Amended and Restated Credit Agreement (the “Third Amendment”) with the Lender. The Amendment further amended the Amended Credit Agreement (as so amended, the “Further Amended Credit Agreement”).

The Further Amended Credit Agreement provides for (i) a new term loan to the Company in the principal amount of EUR 14,000,000 (the “Term A-2 Loan”), in addition to the existing term loan outstanding under the Amended Credit Agreement in the principal amount of approximately $12.3 million as of the effective date of the Third Amendment, and (ii) an increase in the aggregate principal amount of the revolving credit facility available from $25.0 million to $30.0 million until January 31, 2025, upon and after which the aggregate principal amount of the revolving credit facility will reduce to $25,000,000. At the closing of the Third Amendment, we borrowed the entire EUR 14,000,000 Term A-2 Loan and EUR 3,000,000 and a US dollar amount which was converted to Euros under the revolving credit facility to satisfy the entire purchase price of the MTEX acquisition payable on the closing date pursuant to the Purchase Agreement. The revolving credit facility may otherwise be used for general corporate purposes.

The Further Amended Credit Agreement requires that the EUR 14,000,000 term loan and the existing term loan be paid in quarterly installments on the last day of each fiscal quarter of the Company through April 30, 2027, and the entire then-remaining principal balance on each term loan is required to be paid on August 4, 2027.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Business Overview

This section should be read in conjunction with our condensed consolidated financial statements included elsewhere herein and our Annual Report on Form 10-K for the fiscal year ended January 31, 2024.

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

Results of Operations

Three Months Ended April 27, 2024 vs. Three Months Ended April 29, 2023

Revenue by segment and current quarter percentage change over the prior year for the three months ended April 27, 2024 and April 29, 2023 were:

(Dollars in thousands)	April 27, 2024	As a % of Revenue	April 29, 2023	As a % of Revenue	% Change Compared to Prior Year
PI	$23,185	70.3%	$25,095	70.9%	(7.6)%
T&M	9,776	29.7%	10,324	29.1%	(5.3)%
Total	$32,961	100.0%	$35,419	100.0%	(6.9)%

Revenue for the first quarter of the current year was $33.0 million, representing a 6.9% decrease compared to the previous year's first quarter revenue of $35.4 million. Revenue through domestic channels for the first quarter of the current year was $18.1 million, a decrease of 12.5% from the prior year’s first quarter domestic revenue of 20.7 million. International revenue for the first quarter of the current year was $14.9 million, representing 45.1% of our first quarter revenue and reflects a 0.9% increase from the previous year's first quarter international revenue. There is no foreign exchange rate impact on the current year first quarter international revenue.

Hardware revenue in the first quarter of the current year was $8.9 million, a 23.9% decrease compared to the prior year’s first quarter hardware revenue of $11.7 million. The current quarter decrease is attributable to hardware sales in both segments, as T&M segment hardware sales decreased $1.5 million or 22.3% as compared to the same period in the prior year and PI segment hardware sales decreased $1.3 million or 26.0% as compared to the same period in the prior year. The decrease in current quarter hardware sales was primarily due to delayed shipments resulting from component shortages in our legacy aerospace product line in the T&M segment, as well as shipping delays related to the implementation of customer-requested design enhancements for a large order in the PI segment. The overall decrease in hardware sales was partially offset by a $0.4 million increase in certain aerospace printers in our T&M segment.

Supplies revenue in the first quarter of the current year was $18.6 million, a 2.3% decrease compared to the prior year’s first quarter supplies revenue of $19.1 million. The current quarter supplies revenue decrease is primarily due to a decline in sales of certain QuickLabel supplies in the PI segment as compared to the same period in the prior year due to lower market demand. The overall decline in supplies revenue was partially offset by an increase in paper supplies revenue in the T&M segment.

Service and other revenues of $5.5 million in the current quarter increased 16.5% compared to service and other revenues of $4.7 million in the first quarter of the prior year. Current quarter service and other revenue increased in both the PI and T&M segments as compared to the same period in the prior year, but was primarily due to an increase in aerospace printer and data recorder repairs and parts revenue in the T&M segment.

The current year's first quarter gross profit was $12.0 million, a 3.3% decrease compared to the prior year’s first quarter gross profit of $12.4 million. Current quarter gross profit margin of 36.3% reflects a 1.3 percentage point increase from the prior year’s first quarter gross profit margin of 35.0%. The higher gross profit margin for the current quarter compared to the prior year’s first quarter is primarily attributable to favorable pricing and product mix.

Operating expenses for the current quarter were $10.6 million, a 2.7% decrease compared to the prior year’s first quarter operating expenses of $10.9 million. Current quarter selling and marketing expenses were $5.7 million, a 5.9% decrease compared to the first quarter of the prior year. The decrease for the current quarter was primarily due to decreases in wages, benefits and bonus, partially offset by increases in travel and entertainment and advertising and trade show expenses. Current quarter general and administrative expenses were $3.4 million, a 7.7% increase compared to the first quarter of the prior year, primarily due to an increase in wages, employee fees and travel and entertainment, partially offset by decreases in employee benefits and bonus expenses. Research and development (“R&D”) expenses were $1.6 million in the current quarter, a 10.3% decrease compared to the first quarter of the prior year, primarily due to decreases in employee wages and benefits expense. The decrease in R&D expense for the current quarter was partially offset by increases in outside services and consulting fees. R&D spending as a percentage of revenue for the current quarter was 4.9% as compared to 5.0% for the same period in the prior year.

Other expenses in the first quarter of the current year were $0.6 million compared to $0.4 million for the same period in the prior year. Current quarter other expense includes interest expense on term debt and our revolving line of credit of $0.5 million, and $0.1 million of net foreign exchange loss. Other expense in the first quarter of the prior year includes interest expense on our term debt and line of credit of $0.6 million, offset by a net foreign exchange loss of $0.2 million.

We recognized a federal, state and foreign income tax benefit for the first quarter of the current year of $0.4 million resulting in an effective tax rate of (58.1)%. The effective tax rate in this period was directly impacted by a $0.6 million tax benefit related to a previously unrecorded reduction in our future income taxes payable balance that should have been discretely recognized in the fourth quarter of fiscal year 2024 when we completed our domestic return to accrual process. Additional impacts on the effective tax rate include a $0.1 million tax benefit arising from windfall tax benefits related to our stock. During the three months ended April 29, 2023, we recognized a federal, state and foreign income tax provision of $179,000, resulting in an effective tax rate of 17.4%. This rate was impacted by a $77,000 tax benefit related to the expiration of the statute of limitations on a previously uncertain tax position and a $29,000 tax benefit arising from windfall tax benefits related to our stock.

We reported net income of $1.2 million or $0.15 per diluted share for the first quarter of the current year. The contribution of the tax benefit related to the previously unrecorded reduction in future income taxes payable in the current quarter positively impacted net income by $0.6 million or $0.07 per diluted share. On a comparable basis, net income for the prior year’s first quarter was $0.8 million or $0.11 per diluted share. Return on revenue was 3.6% for the first quarter of fiscal 2025 compared to 2.4% for the first quarter of fiscal 2024.

Segment Analysis

We report two segments: PI and T&M and evaluate segment performance based on the segment profit before corporate and financial administration expenses. Summarized below are the Revenue and Segment Operating Profit for each reporting segment:

	Three Months Ended
	Revenue		Segment Operating Profit
(In thousands)	April 27, 2024	April 29, 2023	April 27, 2024	April 29, 2023
PI	$23,185	$25,095	$2,991	$2,515
T&M	9,776	10,324	1,722	2,072
Total	$32,961	$35,419	4,713	4,587
Corporate Expenses			3,367	3,126
Operating Income			1,346	1,461
Other Expense, Net			599	434
Income Before Income Taxes			747	1,027
Income Tax Provision (Benefit)			(434)	179
Net Income			$1,181	$848

Product Identification-PI

Revenue from the PI segment decreased $1.9 million or 7.6% in the first quarter of the current year, with revenue of $23.2 million compared to $25.1 million in the same period of the prior year. The current quarter decrease is primarily attributable to the decline in hardware sales related to shipping delays for a large order resulting from the implementation of customer-requested design enhancements. A significant portion of this new order is expected to ship in the second quarter of fiscal 2025. The current quarter also experienced declines in ink jet and thermal film revenue. The PI segment recognized a current quarter segment operating income of $3.0 million, reflecting a profit margin of 12.9%. This compares to the prior year’s first quarter segment profit of $2.5 million and related profit margin of 10.0%. The increase in the current year first quarter PI segment operating profit and margin is primarily due to lower manufacturing and operating expenses as a result of the fiscal 2024 PI restructuring plan and a favorable product mix.

Test & Measurement—T&M

Revenue from the T&M segment was $9.8 million for the first quarter of the current fiscal year, representing a 5.3% decrease compared to revenue of $10.3 million for the same period in the prior year. The decrease in revenue for the current quarter is primarily attributable to a decline in sales due to component shortages that delayed the shipment of hardware and the performance of repairs related to certain legacy printers in our aerospace product lines in the aggregate amount of approximately $3.0 million. We expect the delay to be remediated this fiscal year. The current quarter revenue decline was slightly offset by an increase in sales of certain of our new, more advanced Tough Writer-branded printers in the aerospace printer product line, as well as increases in supplies, parts and repairs revenue in the current quarter. T&M’s first quarter segment operating profit was $1.7 million, reflecting a profit margin of 17.6%, compared to the prior year first quarter segment operating profit of $2.1 million and related operating margin of 20.1%. The decrease in T&M’s current year first quarter segment operating profit margin is due to lower revenue and adverse product mix.

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

We believe cash flow generation from operations and available unused credit capacity under our credit facility will support our anticipated needs. Additionally, as discussed below, subsequent to the end of the first quarter, we entered into a revised credit agreement with our lender to finance our acquisition of MTEX. In fiscal 2025 (after required debt amortization and payment of minimum guaranteed royalty payments to Honeywell), we plan to focus on inventory reduction and reduction of debt outstanding under our credit agreement, to the degree practicable and as constrained by supply chain management challenges.

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

At April 27, 2024 our cash and cash equivalents were $4.0 million. We have borrowed $3.4 million on our revolving line of credit and have $21.6 million available for borrowing under that facility as of April 27, 2024.

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

We must comply with various customary financial and non-financial covenants under the Amended Credit Agreement. The financial covenants under the Amended Credit Agreement consist of a maximum consolidated leverage ratio, a minimum consolidated fixed charge coverage ratio and a minimum consolidated asset coverage ratio. The primary non-financial covenants limit our and our subsidiaries’ ability to incur future indebtedness, to place liens on assets, to pay dividends or distributions on our or our subsidiaries’ capital stock, to repurchase or acquire our or our subsidiaries’ capital stock, to conduct mergers or acquisitions, to sell assets, to alter our or our subsidiaries’ capital structure, to make investments and loans, to change the nature of our or our subsidiaries’ business, and to prepay subordinated indebtedness, in each case subject to certain exceptions and thresholds as set forth in the Amended Credit Agreement, certain of which provisions were modified by the Second Amendment. As of April 27, 2024, we believe we are in compliance with all of the covenants in the Credit Agreement.

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

Our obligations under the Amended Credit Agreement continue to be secured by substantially all of our personal property assets (including a pledge of the equity interests we hold in ANI Scandinavia ApS, AstroNova GmbH and AstroNova SAS), subject to certain exceptions, and by a mortgage on our owned real property in West Warwick, Rhode Island, and are guaranteed by, and secured by substantially all of the personal property assets of Astro Machine.

Equipment Loan

In January 2024, we entered into a secured equipment loan facility agreement with Banc of America Leasing & Capital, LLC and borrowed the principal amount of $0.8 million thereunder for the financing of our purchase of production equipment. The loan matures on January 23, 2029, and bears interest at a fixed rate of 7.06%.

Subsequent Event – Credit Agreement

In connection with the purchase of MTEX, on May 6, 2024, we entered a Third Amendment to Amended and Restated Credit Agreement (the “Third Amendment”) with the Lender. The Amendment amended the Amended Credit Agreement (the Amended Credit Agreement, as amended by the Third Amendment, the “Further Amended Credit Agreement”).

The Further Amended Credit Agreement provides for (i) a new term loan to the Company in the principal amount of EUR 14,000,000 (the “Term A-2 Loan”), in addition to the existing term loan outstanding under the Amended Credit Agreement in the principal amount of approximately $12.3 million as of the effective date of the Third Amendment, and (ii) an increase in the aggregate principal amount of the revolving credit facility available from $25.0 million to $30.0 million until January 31, 2025, upon and after which the aggregate principal amount of the revolving credit facility will reduce to $25,000,000. At the closing of the Third Amendment, the Company borrowed the entire EUR 14,000,000 Term A-2 Loan and EUR 3,000,000 and a US dollar amount which was converted to Euros under the revolving credit facility to satisfy the entire purchase price of the MTEX acquisition on the closing date pursuant to the Purchase Agreement. The revolving credit facility may otherwise be used for general corporate purposes.

The Further Amended Credit Agreement requires that the EUR 14,000,000 term loan and the existing term loan be paid in quarterly installments on the last day of each fiscal quarter of the Company through April 30, 2027, and the entire then-remaining principal balance on each term loan is required to be paid on August 4, 2027.

Cash Flow

Our statements of cash flows for the three months ended April 27, 2024 and April 29, 2023 are included in Part I, Item 1 of this Quarterly Report on Form 10-Q. Net cash provided by operating activities was $6.9 million for the first three months of fiscal 2025 compared to $2.6 million for the same period of the previous year. The increase in net cash provided by operations for the first three months of the current year is primarily due to an increase in cash provided by working capital. The combination of changes in accounts receivable, inventory, income taxes payable, accounts payable and accrued expenses increased cash by $4.5 million for the first three months of fiscal 2025, compared to an increase of $0.6 million for the same period in fiscal 2024.

Our accounts receivable balance decreased to $17.9 million at the end of the first quarter of fiscal 2025 compared to $23.1 million at year end. Days sales outstanding for the first quarter of the current year decreased to 49 days, compared to 52 days at prior year end. Our inventory balance was $45.2 million at the end of the first quarter of fiscal 2025, a decrease compared to $46.4 million at year end. Inventory days on hand increased to 194 days at the end of the current quarter from 168 days at the prior year end.

Our cash position at April 27, 2024, was $4.0 million compared to $4.5 million at year end. The decrease in cash during the current quarter was primarily a result of cash outflows during the quarter including repayments on our revolving line of credit of $5.5 million, principal payments on our long-term debt of $0.7 million, payment of our guaranteed royalty obligation of $0.4 million, and cash used for capital expenditures of $0.5 million. This was offset by the cash provided by operations, as discussed above.

Contractual Obligations, Commitments and Contingencies

There have been no material changes to our contractual obligations as disclosed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2024, other than those occurring in the ordinary course of business.

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

While we believe that the factors considered provide a meaningful basis for the accounting policies applied in the preparation of the condensed consolidated financial statements, we cannot guarantee that our estimates and assumptions will be accurate. As the determination of these estimates requires the exercise of judgment, actual results may differ from those estimates, and such differences may be material to our condensed consolidated financial statements. There have been no material changes to the application of critical accounting policies as disclosed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2024.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q may contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are not statements of historical fact, but rather reflect our current expectations concerning future events and results. We generally use the words “believes,” “expects,” “intends,” “plans,” “anticipates,” “likely,” “continues,” “may,” “will,” and similar expressions to identify forward-looking statements. Such forward-looking statements, including those concerning our expectations, involve risks, uncertainties and other factors, some of which are beyond our control, which may cause our actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements. Factors which could cause actual results to differ materially from those anticipated include, but are not limited to (a) general economic, financial, industry and business conditions; (b) the lingering impact of the COVID-19 pandemic on us, our customers, our suppliers and the global economy; (c) declining demand in the test and measurement markets, especially defense and aerospace; (d) our ability to develop and introduce new products and achieve market acceptance of these products; (e) our dependance on contract manufacturers and/or single or limited source suppliers; (f) competition in the specialty printer or data acquisition industries; (g) our ability to obtain adequate pricing for our products and control our cost structure; (h) our ability to adequately enforce and protect our intellectual property, defend against assertions of infringement or loss of certain licenses; (i) the risk of incurring liabilities as a result of installed product failures due to design or manufacturing defects (j) the risk of a material security breach of our information technology system or cybersecurity attack impacting our business and our relationship with customers; (k) our ability to attract, develop and retain key employees and manage human capital resources; (l) economic, political and other risks associated with international sales and operations and the impact of changes in foreign currency exchange rates on the results of operations; (m) changes in tax rates or exposure to additional income tax liabilities; (n) our ability to comply with our current credit agreement or secure alternative financing and to otherwise manage our indebtedness; (o) our ability to successfully integrate and realize the expected benefits from Astro Machine and other acquisitions and realize benefits from divestitures; (p) our ability to maintain adequate self-insurance accruals or insurance coverage for employee health care benefits; (q) our compliance with customer or regulators certifications and our compliance with certain governmental laws and regulations; (r) our ability to achieve and maintain effective internal controls and procedures over financial reporting; (s) the risk that we may not successfully execute or achieve the expected benefits of our restructuring plan for our Product Identification segment and (t) all other risks included under “Item 1A-Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended January 31, 2024. We assume no obligation to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by law.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

During the three months ended April 27, 2024, there were no material changes to our market risk disclosures as set forth in Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended January 31, 2024.

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

Our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of April 27, 2024 as a result of the material weakness in our internal control over financial reporting described below.

Material Weakness in Internal Control Over Financial Reporting

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As reported in Item 9A of our Annual Report on Form 10-K for the year ended January 31, 2024, our management concluded that our internal control over financial reporting was ineffective because of the following material weakness:

As of January 31, 2024, we did not design or maintain an effective control environment to ensure the accurate and timely reporting of transactions related to our Astro Machine subsidiary, which was acquired August 4, 2022.

Plan for Remediation of Material Weakness

Our management has discussed the identified material weakness with the Audit Committee of our Board of Directors. During the quarter ended April 27, 2024, we have begun to implement measures designed to improve internal control over financial reporting and to remediate our material weakness, and we are currently in the process of implementing our global NetSuite ERP system at our Astro Machine subsidiary.

Our management believes that when completed, the measures described above will be sufficient to remediate the identified material weakness and strengthen our overall internal control over financial reporting. As our management continues to evaluate and work to enhance our internal control over financial reporting, we may take additional measures to address control deficiencies or we may modify some of the remediation measures described above. The identified material weakness will not be considered remediated until the applicable remediated controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

Changes in Internal Control over Financial Reporting

Except for the measures taken to remediate our identified material weakness noted above, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the fiscal quarter ended April 27, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

There are no pending or threatened legal proceedings against us that we believe to be material to our financial position or results of operations.

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, one should carefully consider the factors discussed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended January 31, 2024, which could materially affect our business, financial condition or future operating results. The risks described in our Annual Report on Form 10-K are not the only risks that could affect our business, as additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results as well as adversely affect the value of our common stock.

There have been no material updates to the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2024.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

During the first quarter of fiscal 2024, we made the following repurchases of our common stock:

	Total Number of Shares Repurchased		Weighted Average Price paid Per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Be Purchased Under the Plans or Programs
February 1 - February 28	—		$—		—	—
March 1-March 31	6,783	(a)	$17.85	(a)	—	—
April 1- April 30	17,896	(b)	$17.42	(b)	—	—

(a)
Employees of the Company delivered 6,783 shares of the Company’s common stock toward the satisfaction of taxes due with respect to vesting of restricted shares. The shares delivered were valued at an average market value of $17.85 per share and are included with treasury stock in the consolidated balance sheet. These transactions were not part of a publicly announced purchase plan or program.
(b)
Employees of the Company delivered 17,896 shares of the Company’s common stock toward the satisfaction of taxes due with respect to vesting of restricted shares. The shares delivered were valued at an average market value of $17.42 per share and are included with treasury stock in the consolidated balance sheet. These transactions were not part of a publicly announced purchase plan or program.

Item 6. Exhibits

2.1

Share Purchase Agreement, dated May 4, 2024, by and among AstroNova Portugal, Unipessoal, Lda., as Purchaser, AstroNova, Inc., as First Guarantor, Effort Premier Solutions Lda., as Seller, and Elói Serafim Alves Ferreira, as Second Guarantor, filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K, event date May 4, 2024, filed with the SEC on May 9, 2024 and incorporated by reference herein.*†

3A

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

10.1

Transitional Management Agreement dated May 4, 2024, by and between AstroNova Portugal, Unipessoal, Lda., Effort Premier Solutions Lda., Elói Serafim Alves Ferreira, and MTEX New Solutions, S.A., filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, event date May 4, 2024, filed with the SEC on May 9, 2024 and incorporated by reference herein.†

10.2

Third Amendment to Amended and Restated Credit Agreement dated as of May 6, 2024 among AstroNova, Inc., Astro Machine Corporation and Bank of America, N.A. filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, event date May 4, 2024, filed with the SEC on May 9, 2024 and incorporated by reference herein.

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

* Certain of the exhibits and schedules to this exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5). The Company will furnish copies of any such schedules to the SEC upon request.

† Certain confidential portions of this exhibit were omitted because the identified confidential provisions (i) are not material and (ii) is the type that the Company treats as private or confidential.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASTRONOVA, INC. (Registrant)

Date: June 6, 2024	By	/s/ Gregory A. Woods
Gregory A. Woods,
President and Chief Executive Officer
(Principal Executive Officer)

	By	/s/ David S. Smith
David S. Smith,
Vice President, Chief Financial Officer and Treasurer
(Principal Accounting Officer and Principal Financial Officer)