Form 10-Q
period 2024-08-03
AstroNova, Inc.
filed 2024-09-17
CIK 8146

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 3, 2024

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

The number of shares of the registrant’s common stock, $.05 par value per share, outstanding as of September 6, 2024 was 7,520,572.

ASTRONOVA, INC.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

ASTRONOVA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Data)

	August 3, 2024	January 31, 2024
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$4,824	$4,527
Accounts Receivable, net	23,450	23,056
Inventories, net	50,569	46,371
Prepaid Expenses and Other Current Assets	4,218	2,720
Total Current Assets	83,061	76,674
Property, Plant and Equipment, net	18,750	14,185
Identifiable Intangibles, net	27,314	18,836
Goodwill	25,368	14,633
Deferred Tax Assets, net	10,854	6,882
Right of Use Asset	1,920	603
Other Assets	1,750	1,438
TOTAL ASSETS	$169,017	$133,251
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts Payable	$10,456	$8,068
Accrued Compensation	3,577	2,923
Other Accrued Expenses	4,369	2,706
Revolving Line of Credit	13,354	8,900
Current Portion of Long-Term Debt	6,513	2,842
Short-Term Debt	3,092	—
Current Liability—Royalty Obligation	1,575	1,700
Current Liability—Excess Royalty Payment Due	798	935
Income Taxes Payable	—	349
Deferred Revenue	785	1,338
Total Current Liabilities	44,519	29,761
NON-CURRENT LIABILITIES
Long-Term Debt, net of current portion	22,675	10,050
Royalty Obligation, net of current portion	1,663	2,093
Lease Liabilities, net of current portion	1,633	415
Grant Deferred Revenue	1,476	—
Contingent Liability Earn Out	1,629	—
Income Taxes Payable	551	551
Deferred Tax Liabilities	3,121	99
TOTAL LIABILITIES	77,267	42,969
SHAREHOLDERS’ EQUITY
Preferred Stock, $10 Par Value, Authorized 100,000 shares, None Issued	—	—
Common Stock, $0.05 Par Value, Authorized 13,000,000 shares; Issued 10,914,014 and 10,812,137 shares at August 3, 2024 and January 31, 2024, respectively	546	541
Additional Paid-in Capital	63,563	62,684
Retained Earnings	64,739	63,869
Treasury Stock, at Cost, 3,393,442 and 3,368,763 shares at August 3, 2024 and January 31, 2024, respectively	(35,025)	(34,593)
Accumulated Other Comprehensive Loss, net of tax	(2,073)	(2,219)
TOTAL SHAREHOLDERS’ EQUITY	91,750	90,282
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$169,017	$133,251

See Notes to condensed consolidated financial statements (unaudited).

ASTRONOVA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(In Thousands, Except Per Share Data)

(Unaudited)

	Three Months Ended		Six Months Ended
	August 3, 2024	July 29, 2023	August 3, 2024	July 29, 2023
Revenue	$40,539	$35,524	$73,500	$70,943
Cost of Revenue	26,213	25,814	47,202	48,847
Gross Profit	14,326	9,710	26,298	22,096
Operating Expenses:
Selling and Marketing	6,732	6,697	12,388	12,707
Research and Development	1,412	1,557	3,015	3,345
General and Administrative	5,121	2,654	8,488	5,780
Operating Expenses	13,265	10,908	23,891	21,832
Operating Income	1,061	(1,198)	2,407	264
Other Income (Expense), net:
Interest Expense	(938)	(674)	(1,419)	(1,289)
Gain (Loss) on Foreign Currency Transactions	(181)	(197)	(323)	(11)
Other, net	8	62	32	56
Total Other Income (Expense)	(1,111)	(809)	(1,711)	(1,244)
Income (Loss) Before Income Taxes	(50)	(2,007)	696	(980)
Income Tax Provision (Benefit)	261	(390)	(173)	(211)
Net Income (Loss)	$(311)	$(1,617)	$869	$(769)
Net Income (Loss) per Common Share—Basic	$(0.04)	$(0.22)	$0.12	$(0.10)
Net Income (Loss) per Common Share—Diluted	$(0.04)	$(0.22)	$0.11	$(0.10)
Weighted Average Number of Common Shares Outstanding:
Basic	7,516	7,420	7,489	7,396
Diluted	7,516	7,420	7,617	7,396

See Notes to condensed consolidated financial statements (unaudited).

ASTRONOVA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In Thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	August 3, 2024	July 29, 2023	August 3, 2024	July 29, 2023
Net Income (Loss)	$(311)	$(1,617)	$869	$(769)
Other Comprehensive Income, net of taxes:
Foreign Currency Translation Adjustments	343	64	146	274
Other Comprehensive Income	343	64	146	274
Comprehensive Income (Loss)	$32	$(1,553)	$1,015	$(495)

See Notes to condensed consolidated financial statements (unaudited).

ASTRONOVA, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

($ In Thousands, Except per Share Data)

(Unaudited)

	Common Stock		Additional Paid-in	Retained	Treasury	Accumulated Other Comprehensive	Total Shareholders’
	Shares	Amount	Capital	Earnings	Stock	Income (Loss)	Equity

Balance January 31, 2024	10,812,137	$541	$62,684	$63,869	$(34,593)	$(2,219)	$90,282
Share-Based Compensation	—	—	325	—	—	—	325
Employee Option Exercises	5,055	—	48	—	—	—	48
Restricted Stock Awards Vested	78,077	4	(4)	—	(432)	—	(432)
Net Income	—	—	—	1,181	—	—	1,181
Foreign Currency Translation Adjustment	—	—	—	—	—	(197)	(197)
Balance April 27, 2024	10,895,269	$545	$63,053	$65,050	$(35,025)	$(2,416)	$91,207
Share-Based Compensation	—	—	481	—	—	—	481
Employee Option Exercises	14,433	1	29	—	—	—	30
Restricted Stock Awards Vested	4,312	—	—	—	—	—	—
Net Loss	—	—	—	(311)	—	—	(311)
Foreign Currency Translation Adjustment	—	—	—	—	—	343	343
Balance August 3, 2024	10,914,014	$546	$63,563	$64,739	$(35,025)	$(2,073)	$91,750

Balance January 31, 2023	10,676,851	$534	$61,131	$59,175	$(34,235)	$(2,238)	$84,367
Share-Based Compensation	—	—	356	—	—	—	356
Employee Option Exercises	4,094	—	43	—	—	—	43
Restricted Stock Awards Vested	99,989	4	(4)	—	(350)	—	(350)
Net Income	—	—	—	848	—	—	848
Foreign Currency Translation Adjustment	—	—	—	—	—	210	210
Balance April 29, 2023	10,780,934	$538	$61,526	$60,023	$(34,585)	$(2,028)	$85,474
Share-Based Compensation	—	—	398	—	—	—	398
Employee Option Exercises	7,429	1	81	—	—	—	82
Restricted Stock Awards Vested	4,516	1	(1)	—	—	—	—
Net Loss	—	—	—	(1,617)	—	—	(1,617)
Foreign Currency Translation Adjustment	—	—	—	—	—	64	64
Balance July 29, 2023	10,792,879	$540	$62,004	$58,406	$(34,585)	$(1,964)	$84,401

See Notes to condensed consolidated financial statements (unaudited).

ASTRONOVA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Six Months Ended
	August 3, 2024	July 29, 2023
Cash Flows from Operating Activities:
Net Income (Loss)	$869	$(769)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by Operating Activities:
Depreciation and Amortization	2,216	2,144
Amortization of Debt Issuance Costs	14	11
Share-Based Compensation	806	754
Restructuring - non-cash	—	2,040
Changes in Assets and Liabilities, net of impact of acquisition:
Accounts Receivable	3,612	3,612
Inventories	(384)	283
Income Taxes	(711)	(1,461)
Accounts Payable and Accrued Expenses	2,409	(2,267)
Deferred Revenue	(619)	—
Other	(1,146)	371
Net Cash Provided by Operating Activities	7,066	4,718
Cash Flows from Investing Activities:
Purchases of Property, Plant and Equipment	(830)	(494)
Cash Paid for MTEX Acquisition, net of cash acquired	(20,729)	—
Net Cash Used for Investing Activities	(21,559)	(494)
Cash Flows from Financing Activities:
Net Cash Proceeds from Employee Stock Option Plans	13	71
Net Cash Proceeds from Share Purchases under Employee Stock Purchase Plan	64	54
Net Cash Used for Payment of Taxes Related to Vested Restricted Stock	(432)	(350)
Borrowings under Revolving Credit Facility, net	3,912	—
Repayment under Revolving Credit Facility, net	—	(2,000)
Proceeds from Long-Term Debt Borrowings	15,078	—
Payment of Minimum Guarantee Royalty Obligation	(750)	(875)
Principal Payments of Long-Term Debt	(3,274)	(750)
Payments of Debt Issuance Costs	(35)	—
Net Cash Provided by (Used for) Financing Activities	14,576	(3,850)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	214	210
Net Increase in Cash and Cash Equivalents	297	584
Cash and Cash Equivalents, Beginning of Period	4,527	3,946
Cash and Cash Equivalents, End of Period	$4,824	$4,530
Supplemental Disclosures of Cash Flow Information:
Cash Paid During the Period for:
Cash Paid During the Period for Interest	$1,008	$1,184
Cash Paid During the Period for Income Taxes, net of refunds	$540	$1,264
Non-Cash Transactions:
Operating Lease Obtained in Exchange for Operating Lease Liabilities	$1,455	$—

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

On May 4, 2024, we entered into an agreement to acquire MTEX New Solution, S.A., (“MTEX”), a Portugal-based manufacturer of digital printing equipment that addresses a wide variety of markets and applications including textiles, packaging, labeling, apparel, footwear and more. We reported MTEX as a part of our PI segment as of May 6, 2024, the closing date of this acquisition. Refer to Note 3, “Acquisition” for further details.

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

Our PI products are sold by direct field salespersons, OEMs and independent dealers and representatives, while our T&M products are sold predominantly through direct sales and independent representatives. In the United States, we have factory-trained direct field salespeople located throughout the country specializing in PI products. We also have direct field sales or service centers in Canada, China, Denmark, France, Germany, Malaysia, Mexico, Portugal, Singapore, and the United Kingdom staffed by our own employees and dedicated third party contractors. Additionally, we utilize over 100 independent dealers and representatives selling and marketing our products in over 60 countries.

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

The presentation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported and disclosed in the condensed consolidated financial statements and accompanying notes, including those that require consideration of forecasted financial information using information that is reasonably available to us at this time. Some of the more significant estimates relate to revenue recognition, allowances for doubtful accounts, inventory valuation, income taxes, valuation of long-lived assets, intangible assets and goodwill, share-based compensation, contingent consideration liability and warranty reserves. Management’s estimates are based on the facts and circumstances available at the time estimates are made, historical experience, risk of loss, general economic conditions and trends, and management’s assessments of the probable future outcome of these matters. Consequently, actual results could differ from those estimates.

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

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”) to enhance the transparency and decision usefulness of income tax disclosures primarily related to the rate reconciliation and income taxes paid information. ASU 2023-09 modifies the requirement for income tax disclosures to include (1) specific categories in the rate reconciliation, (2) the income or loss from continuing operations before income tax expense or benefit (separated between domestic and foreign) and (3) income tax expense or benefit from continuing operations (separated by federal, state and foreign). ASU 2023-09 also requires entities to disclose their income tax payments to international, federal, state and local jurisdictions. The guidance is effective for annual periods beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. ASU 2023-09 should be applied on a prospective basis, but retrospective application is permitted. We will adopt this standard beginning with our fiscal year ending January 31, 2026. We are currently evaluating the potential impact of adopting this new guidance on our consolidated financial statements and related disclosures.

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

Note 3 – Acquisition

We account for our business combinations using the acquisition method as prescribed by Accounting Standard Codification 805, “Business Combinations” ("ASC 805"). ASC 805 requires the purchase price of the acquisition to be allocated to the tangible and intangible assets acquired and liabilities assumed based on their fair value as of the acquisition date as determined by widely accepted valuation techniques in accordance with ASC 820, “Fair Value Measurement.” Any excess of the purchase price over the fair value of the net identified assets acquired and liabilities assumed will be recorded as goodwill. ASC 805 establishes a measurement period to provide companies with a reasonable amount of time to obtain the information necessary to identify and measure various items in a business combination and cannot extend beyond one year from the acquisition date. If the initial accounting for the business combination has not been completed by the end of the reporting period in which the business combination occurs, provisional amounts are reported to present information about facts and circumstances that existed as of the acquisition date. During the measurement period, which may be up to one year from the acquisition date, we may record adjustments to the fair value of the tangible and intangible assets acquired and liabilities assumed with the corresponding offset to goodwill, to the extent such information was not available to us at the acquisition date to determine such amounts. Upon the conclusion of the measurement period or final determination of the fair value of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to our consolidated statements of income (loss). We expect to complete the final fair value determination of the assets acquired and liabilities assumed as soon as practicable within the measurement period and in any event not later than one year from the acquisition closing date.

Accounting for business combinations requires us to make significant estimates and assumptions at the acquisition date. Significant assumptions relevant to the determination of the fair value of the tangible and intangible assets acquired and liabilities assumed include, but are not limited to, expected future cash flows, discount rates, royalty rates, and other assumptions. Such estimates are inherently uncertain and may be subject to refinement.

All acquisition-related costs, other than the costs to issue debt or equity securities, are accounted for as expenses in the period in which they are incurred. Changes in the fair value of contingent consideration arrangements that are not measurement period adjustments are recognized in earnings. The results of operations of the acquired entity, including revenues and earnings, are included in our financial statements from the closing date of the acquisition.

MTEX

Background

On May 4, 2024, AstroNova, along with its wholly-owned Portugal Subsidiary, AstroNova Portugal, Unipessoal, Lda (the “Purchaser”) entered into a Share Purchase Agreement (the “Purchase Agreement”) with Effort Premier Solutions Lda., a private limited company incorporated under the laws of Portugal (the “Seller”) and Elói Serafim Alves Ferreira, as the “Second Guarantor”.

In accordance with the terms and subject to the conditions set forth in the Purchase Agreement, the Purchaser acquired from the Seller, 100% of the issued and outstanding share capital of MTEX. The closing date for the acquisition was May 6, 2024. This transaction is a business combination and accounted for using the acquisition method as prescribed by ASC 805.

The purchase price for this acquisition consists of EUR 17,268,345 (approximately $18.7 million) paid by the Purchaser to the Seller on the closing date, and up to an additional EUR 731,655 (approximately $0.8 million) retained by the Purchaser to secure certain indemnification obligations of the Seller to be released by the Purchaser subject to resolution of such obligations. The Seller may be entitled to additional contingent consideration if specified revenue targets are achieved by MTEX as set forth in the Purchase Agreement for the three calendar year periods ending after the closing date. The contingent consideration consists of potential earn-out payments to the seller of EUR 1.0 million (approximately $1.1 million) if the specified revenue target is achieved in the full fiscal year of 2025, an additional EUR 1.5 million (approximately $1.6 million) if the specified revenue target is achieved in full fiscal year 2026, and an additional EUR 1.5 million (approximately $1.6 million) if the specified earnings targets are achieved in full fiscal year 2027, with a maximum of EUR 4.0 million (approximately $4.4 million) if all of the specified earnings targets are achieved over the three-year period.

Also on May 4, 2024, the Purchaser, the Seller, the Second Guarantor and MTEX entered into a Transitional Management Agreement (the “Transitional Management Agreement”) pursuant to which the Second Guarantor will serve as the MTEX’s Chief Executive Officer for a term of three years following the closing date. Under the terms of the Transitional Management Agreement, the Second Guarantor will receive a salary and grant of restricted stock units and will be entitled to participate in our incentive compensation programs on the same terms as our executive officers. The Transitional Management Agreement includes customary non-competition and confidentiality provisions.

Upon the closing of the transaction, MTEX became a wholly owned indirect subsidiary of AstroNova, Inc.

Purchase Price Allocation

A summary of the fair value of the consideration transferred as of the acquisition closing date is presented in the table below:

(In thousands)
Cash Paid at Closing	$18,732
Holdback Amount (a)	742
Fair Value of the Earnout	1,619
Total Purchase Price	$21,093

a)
The holdback amount is expected to be paid out in full over the next two years.

The approach to valuing the initial contingent consideration relating to the earn-out requires the use of unobservable factors such as projected revenues over the term of the earn-out periods, discounted for the period over which the initial contingent consideration is measured, and relevant volatility rates. Based upon these assumptions, the initial earn-out contingent consideration is then valued using an option pricing model.

The following table sets forth the preliminary purchase price allocation of the MTEX acquisition for the estimated fair value of the net assets acquired and liabilities assumed as of May 6, 2024:

(In thousands)
Cash	$364
Accounts Receivable	3,989
Inventory	3,807
Prepaid Expenses and Other Current Assets	301
Property, Plant and Equipment	4,802
Other Long-Term Assets	5,154
Identifiable Intangible Assets	9,556
Goodwill	10,629
Accounts Payable and Other Current Liabilities	(4,225)
Debt Assumed	(7,918)
Other Long-Term Liabilities	(5,366)
Total Purchase Price	$21,093

The amounts above are provisional and are based on information that is currently available. Management believes the information provides a reasonable basis for estimating the fair values of assets acquired and liabilities assumed but is waiting for additional information necessary to finalize those fair values. Therefore, the provisional measurements of fair value reflected are subject to change and such changes could be significant. Management anticipates changes to the value of inventory, property, plant and equipment, deferred taxes and identifiable intangible assets as additional information is collected and analyzed and pending the completion of certain appraisals and a valuation report. We expect to complete the final fair value determination of the assets acquired and liabilities assumed, resolutions of working capital, and any other purchase price adjustments identified as soon as practicable within the measurement period and, in any event, not later than one year from the acquisition closing date.

The following table reflects the preliminary fair value of the acquired identifiable intangible asset and related estimated useful lives:

(In thousands)	Fair Value	Useful Life (years)
Customer Relations	$8,786	10
Trademarks/Tradenames	488	3
Internally Developed Software	282	6
Total	$9,556

The Customer Relations intangible asset represents the relationships that will be maintained with certain historical customers of MTEX. The trademark/tradename intangible assets reflect the industry reputation of the MTEX name and the registered trademarks held by MTEX for the use of several marks and logos. The internally developed software intangible assets represent software used to monitor customer ink use and troubleshoot issues with customers.

The fair value of the customer relations intangible asset acquired was estimated by applying the income approach using the Multi-Period Excess Earning Method. This fair value measurement is based on significant inputs that are not observable in the market and therefore represents a Level 3 measurement as defined in ASC 820, “Fair Value Measurement”. The fair value determined under this approach is a function of (i) future revenues expected to be generated by these assets and the profitability of the assets, (ii)

identification of the contribution of other tangible and intangible assets to the cash flows generated by these asset to apply an appropriate capital charge against the cash flow, and (iii) a discount rate of 14.0% used to calculate the present value of the stream of anticipated cash flows. The fair value of the trademark intangible asset acquired was estimated by applying the income approach using the “relief-from-royalty” method. The value under the relief-from-royalty method is a function of (i) the concluded royalty rate of 0.75%, (ii) projected revenues generated by product sales under the asset being valued, and (iii) a discount rate of 12.76%. The fair value of the internally developed software intangible asset acquired was estimated by applying the cost approach which takes into consideration the internal development costs and a hypothetical developer’s profit margin to build the software.

Goodwill of $10.6 million, which is not deductible for tax purposes, represents the excess of the purchase price over the estimated fair value assigned to the tangible and identifiable intangible assets acquired and liabilities assumed from MTEX. The goodwill recognized under ASC 805 is attributable to the expected earnings potential of the business, synergies which are expected to enhance and expand our overall product portfolio, opportunities in new and existing markets, and MTEX's assembled workforce. The carrying amount of the goodwill was allocated to the PI segment.

Total acquisition-related costs of $0.6 million were included in general and administrative expenses in our condensed consolidated statements of income (loss) for the three and six months ended August 3, 2024.

The amounts of revenue and earnings before taxes attributable to MTEX and included in our consolidated statements of income (loss) for the three and six months ended August 3, 2024 were as follows:

	Three Months Ended	Six Months Ended
(In thousands)	August 3, 2024	August 3, 2024
Revenue	$768	$768
Earnings (Loss) before Taxes	$(1,754)	$(1,754)

MTEX results are reported as part of the PI segment. Pro forma results as if the acquisition was closed on February 1, 2024 are not provided, as disclosure of such amounts was impractical to determine

Note 4 – Revenue Recognition

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

Revenues disaggregated by primary geographic markets and major product types are as follows:

Primary geographical markets

	Three Months Ended		Six Months Ended
(In thousands)	August 3, 2024	July 29, 2023*	August 3, 2024	July 29, 2023*
United States	$23,777	$20,124	$43,341	$40,820
Europe	10,222	9,933	19,192	19,796
Canada	2,741	2,289	4,500	4,169
Central and South America	1,336	1,024	2,534	2,224
Asia	2,080	1,779	3,265	3,250
Other	383	375	668	684
Total Revenue	$40,539	$35,524	$73,500	$70,943

*Certain amounts have been reclassified to conform to the current year's presentation.

Major product types

	Three Months Ended		Six Months Ended
(In thousands)	August 3, 2024	July 29, 2023	August 3, 2024	July 29, 2023
Hardware	$12,359	$11,268	$21,234	$22,934
Supplies	22,344	19,700	40,977	38,772
Service and Other	5,836	4,556	11,289	9,237
Total Revenue	$40,539	$35,524	$73,500	$70,943

In December 2022, we entered into an amended contract with one of our T&M customers that provided for a total payment of $3.25 million to us as a result of our claims allowable under French law relating to additional component costs we have incurred and will continue to incur in order to supply aerospace printers under the contract for the period beginning in April 2022 and continuing through fiscal 2025. Revenue from this arrangement will be recognized in proportion to the total estimated shipments through the end of the contract period. As of January 31, 2024, we recognized $2.4 million in revenue and the $0.8 million balance was recorded as deferred revenue. During the six months ended August 3, 2024, we recognized an additional $0.5 million which is included in revenue in the condensed consolidated statement of income (loss) for the respective period presented, and there is a balance of $0.3 million in deferred revenue at August 3, 2024. The remaining revenue to be recognized will be based on our shipments of the printers during the remainder of fiscal year 2025.

Contract Assets and Liabilities

We normally do not have contract assets, which are primarily unbilled accounts receivable that are conditional on something other than the passage of time.

Our contract liabilities, which represent billings in excess of revenue recognized, are related to advanced billings for purchased service agreements and extended warranties. Contract liabilities were $457,000 and $530,000 at August 3, 2024 and January 31, 2024, respectively, and are recorded as deferred revenue in the accompanying condensed consolidated balance sheet. The decrease in the deferred revenue balance during the six months ended August 3, 2024 is due to revenue recognized during the current period, partially offset by cash payments received in advance of satisfying performance obligations, including $460,000 of revenue recognized that was included in the deferred revenue balance at January 31, 2024.

Contract Costs

We recognize an asset for the incremental costs of obtaining a contract with a customer if we expect the benefit of those costs to be longer than one year. We have determined that certain costs related to obtaining sales contracts for our aerospace printer products meet the requirement to be capitalized. These costs are deferred and amortized over the remaining useful life of these contracts, which we currently estimate to be approximately 17 years as of August 3, 2024. The balance of these contract assets at January 31, 2024 was $1.3 million. We also recognize an asset for the costs to fulfill a contract with a customer if the costs are specifically identifiable, generate or enhance resources used to satisfy future performance obligations, and are expected to be recovered. In fiscal 2025, we incurred $0.3 million of costs to fulfill a contract which will be amortized over approximately 17 years. During the three and six months ended August 3, 2024, we amortized contract costs of $23,000 and $42,000, respectively. The balance of deferred incremental direct costs net of accumulated amortization at August 3, 2024 was $1.6 million, of which $0.1 million is reported in other current assets, and $1.5 million is reported in other assets in the accompanying condensed consolidated balance sheet.

Note 5 – Net Income (Loss) Per Common Share

Basic net income (loss) per share is calculated by dividing net income (loss) by the weighted average number of shares outstanding during the period. Diluted net income (loss) per share is calculated by dividing net income (loss) by the weighted average number of shares and, if dilutive, common equivalent shares, determined using the treasury stock method for stock options, restricted stock awards and restricted stock units outstanding during the period. A reconciliation of the shares used in calculating basic and diluted net income (loss) per share is as follows:

	Three Months Ended				Six Months Ended
	August 3, 2024		July 29, 2023		August 3, 2024	July 29, 2023
Weighted Average Common Shares Outstanding – Basic	7,515,706		7,420,135		7,489,223	7,396,200
Effect of Dilutive Options, Restricted Stock Awards and Restricted Stock Units	—	(1)	—	(2)	128,183	—	(2)
Weighted Average Common Shares Outstanding – Diluted	7,515,706		7,420,135		7,617,406	7,396,200

(1)For the three months ended August 3, 2024, we had weighted average common stock equivalent shares outstanding of 86,197 that could potentially dilute earnings per share in future periods. These shares were excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive given the net loss during the periods.

(2)For the three and six months ended July 29, 2023, we had weighted average common stock equivalent shares outstanding of 74,178 and 77,150, respectively, that could potentially dilute earnings per share in future periods. These shares were excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive given the net loss during the periods.

For the three and six months ended August 3, 2024, the diluted per share amounts do not reflect weighted average common equivalent shares outstanding of 218,210 and 223,011, respectively. For the three and six months ended July 29, 2023, the diluted per share amounts do not reflect weighted average common equivalent shares outstanding of 226,457 and 376,468, respectively. These outstanding common equivalent shares were not included due to their anti-dilutive effect.

Note 6 – Intangible Assets

Intangible assets are as follows:

	August 3, 2024				January 31, 2024
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Currency Translation Adjustment	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Currency Translation Adjustment	Net Carrying Amount
RITEC:
Customer Contract Relationships	$2,830	$(1,722)	$—	$1,108	$2,830	$(1,689)	$—	$1,141
TrojanLabel:
Distributor Relations	937	(728)	26	235	937	(686)	30	281
Honeywell:
Customer Contract Relationships	27,773	(13,228)	—	14,545	27,773	(12,795)	—	14,978
Astro Machine:
Customer Contract Relationships	3,060	(1,224)	—	1,836	3,060	(918)	—	2,142
Trademarks	420	(168)	—	252	420	(126)	—	294
MTEX:
Customer Contract Relationships	8,786	(219)	49	8,616	—	—	—	—
Internally Developed Software	282	(12)	2	272
Trademarks	488	(40)	2	450	—	—	—	—
Intangible Assets, net	$44,576	$(17,341)	$79	$27,314	$35,020	$(16,214)	$30	$18,836

There were no impairments to intangible assets during the six months ended August 3, 2024 and July 29, 2023.

With respect to the acquired intangible assets included in the table above, amortization expense of $0.7 million and $0.6 million has been included in the condensed consolidated statements of income (loss) for the three months ended August 3, 2024, and July 29, 2023, respectively. Amortization expense of $1.1 million and $1.2 million related to the above-acquired intangible assets has been included in the accompanying condensed consolidated statements of income (loss) for the six months ended August 3, 2024 and July 29, 2023, respectively.

Estimated amortization expense for the next five fiscal years is as follows:

(In thousands)	Remaining 2025	2026	2027	2028	2029
Estimated amortization expense	$1,404	$2,808	$2,808	$2,808	$2,245

Note 7 – Inventories

Inventories are stated at the lower of cost (standard and average methods) or net realizable value and include material, labor and manufacturing overhead. The components of inventories are as follows:

(In thousands)	August 3, 2024	January 31, 2024
Materials and Supplies	$38,995	$39,078
Work-In-Process	2,095	1,054
Finished Goods	19,989	15,645
	61,079	55,777
Inventory Reserve	(10,510)	(9,406)
	$50,569	$46,371

Note 8 – Property, Plant and Equipment

Property, plant and equipment consist of the following:

(In thousands)	August 3, 2024	January 31, 2024
Land and Land Improvements	$2,304	$2,304
Buildings and Leasehold Improvements	15,355	14,381
Machinery and Equipment	37,177	26,123
Computer Equipment and Software	14,379	14,238
Gross Property, Plant and Equipment	69,215	57,046
Accumulated Depreciation	(50,465)	(42,861)
Net Property Plant and Equipment	$18,750	$14,185

Depreciation expense on property, plant and equipment was $0.6 million and $1.1 million for the three and six months ended August 3, 2024, respectively. Depreciation expense on property, plant and equipment was $0.5 million and $0.9 million for the three and six months ended July 29, 2023, respectively.

Note 9 – Credit Agreement and Long-Term Debt

In connection with our purchase of MTEX, on May 6, 2024, we entered a Third Amendment to Amended and Restated Credit Agreement (the “Amendment”) with Bank of America, N.A., as lender (the “Lender”). The Amendment amended the Amended and Restated Credit Agreement dated as of July 30, 2020, as amended by the First Amendment to Amended and Restated Credit Agreement, dated as of March 24, 2021, the LIBOR Transition Amendment, dated as of December 14, 2021, and the Second Amendment to Amended and Restated Credit Agreement dated as of August 4, 2022, and the Joinder Agreement relating to our subsidiary Astro Machine Corporation (“Astro Machine”) dated as of August 26, 2022 (the “Existing Credit Agreement”; the Existing Credit Agreement as amended by the Amendment, the “Amended Credit Agreement”), between AstroNova, Inc. as the borrower, Astro Machine as a guarantor, and the Lender.

The Amended Credit Agreement provides for (i) a new term loan to AstroNova, Inc. in the principal amount of EUR 14.0 million (the “Term A-2 Loan”), which term loan is in addition to the existing term loan (the “Existing Term Loan”) outstanding under the Existing Credit Agreement in the principal amount of approximately $12.3 million as of the effective date of the Amendment, and (ii) an increase in the aggregate principal amount of the revolving credit facility available to AstroNova, Inc. from $25.0 million to $30.0 million until January 31, 2025, upon and after which the aggregate principal amount of the revolving credit facility will reduce to $25.0 million. At the closing of the Amendment, we borrowed the entire EUR 14.0 million Term A-2 Loan, and EUR 3.0 million and a US dollar amount which was converted to Euros to satisfy the entire purchase price payable on the closing date pursuant to the Purchase Agreement. The revolving credit facility may otherwise be used for general corporate purposes.

The Amended Credit Agreement requires that the Term A-2 Loan be paid in quarterly installments on the last day of each of our fiscal quarters through April 30, 2027 in the principal amount of EUR 583,333 each, and the entire then-remaining principal balance of the Term A-2 Loan is required to be paid on August 4, 2027. The Amended Credit Agreement requires that the remaining balance of the Existing Term Loan be paid in quarterly installments on the last day of each of our fiscal quarters through April 30, 2027 in the principal amount of $675,000 each, and the entire then remaining principal balance of the term loan is required to be paid on August 4, 2027. We may voluntarily prepay the Term A-2 Term Loan or the Existing Term Loan, in whole or in part, from time to time without premium or penalty (other than customary breakage costs, if applicable). We may repay borrowings under the revolving credit facility at any time without premium or penalty (other than customary breakage costs, if applicable), but in any event no later than August 4, 2027, and any outstanding revolving loans thereunder will be due and payable in full, and the revolving credit facility will terminate, on such date. We may reduce or terminate the revolving line of credit at any time, subject to certain thresholds and conditions, without premium or penalty.

The Term A-2 Loan bears interest at a rate per annum equal to the EURIBOR rate as defined in the Amended Credit Agreement, plus a margin that varies within a range of 1.60% to 2.50% based on our consolidated leverage ratio. The Existing Term Loan and revolving credit loans bear interest at a rate per annum equal to, at our option, either (a) the Term SOFR rate as defined in the Amended Credit Agreement (or, in the case of revolving credit loans denominated in Euros or another currency other than U.S. Dollars, the applicable quoted rate), plus a margin that varies within a range of 1.60% to 2.50% based on our consolidated leverage ratio, or (b) a fluctuating reference rate equal to the highest of (i) the federal fund rate plus 0.50%, (ii) Bank of America’s publicly announced prime rate, (iii) the Term SOFR Rate plus 1.00%, or (iv) 0.50%, plus a margin that varies within a range of 0.60% to 1.50% based on our consolidated leverage ratio. In addition to certain other fees and expenses that we are required to pay to the Lender, we are required to pay a commitment fee on the undrawn portion of the revolving credit facility that varies within a range of 0.15% and 0.35% based on our consolidated leverage ratio.

The loans under the Amended Credit Agreement are subject to certain mandatory prepayments, subject to various exceptions, from (a) net cash proceeds from certain dispositions of property, (b) net cash proceeds from certain issuances of equity, (c) net cash proceeds from certain issuances of additional debt and (d) net cash proceeds from certain extraordinary receipts.

Amounts repaid under the revolving credit facility may be reborrowed, subject to our continued compliance with the Amended Credit Agreement. No amount of the Term A-2 Loan or the Existing Term Loan that is repaid may be reborrowed.

We must comply with various customary financial and non-financial covenants under the Amended Credit Agreement. The financial covenants under the Amended Credit Agreement consist of a maximum consolidated leverage ratio and a minimum consolidated fixed charge coverage ratio, certain of the provisions of which were modified by the Amendment; the minimum consolidated asset coverage ratio under the Existing Credit Agreement was eliminated by the Amendment. The primary non-financial covenants limit our and our subsidiaries’ ability to incur future indebtedness, to place liens on assets, to pay dividends or distributions on our or our subsidiaries’ capital stock, to repurchase or acquire our or our subsidiaries’ capital stock, to conduct mergers or acquisitions, to sell assets, to alter our or our subsidiaries’ capital structure, to make investments and loans, to change the nature of our or our subsidiaries’ business, and to prepay subordinated indebtedness, in each case subject to certain exceptions and thresholds as set forth in the Amended Credit Agreement, certain of which provisions were modified by the Amendment. As of August 3, 2024, we believe we are in compliance with all of the covenants in the Amended Credit Agreement.

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

Our obligations under the Amended Credit Agreement continue to be secured by substantially all of our personal property assets (including a pledge of the equity interests we hold in ANI Scandinavia ApS, AstroNova GmbH, AstroNova SAS and the Purchaser), subject to certain exceptions, and by a mortgage on our owned real property in West Warwick, Rhode Island, and are guaranteed by, and secured by substantially all of the personal property assets of Astro Machine.

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

Assumed Financing Obligations of MTEX

In connection with our acquisition of MTEX, on the May 6, 2024 closing date of this acquisition we assumed certain existing financing obligations of MTEX that remain outstanding as of August 3, 2024. The long-term debt obligations of MTEX that remain outstanding include a term loan ( the “MTEX Term Loan”) pursuant to the agreement dated December 22, 2023, (the “MTEX Term Loan Agreement”) between MTEX and Caixa Central de Crédito Agricola Mutuo. The MTEX Term Loan provides for a term loan in the principal amount of EUR 1.5 million ($1.6 million) and requires monthly principal and interest payments totaling EUR 17,402 ($18,795) commencing in October 2024 continuing through maturity on December 21, 2033, and bears interest at a fixed rate of 6.022% per annum.

MTEX has also received government assistance in the form of interest-free loans from government agencies located in Portugal (the “MTEX Government Grant Term Loans”). The MTEX Government Grant Term Loans are to be repaid to the applicable government agencies and are classified as long-term debt. The current balance of the MTEX Government Grants Term Loans as of August 3, 2024 is EUR 1.3 million ($1.5 million). The MTEX Government Grant Term Loans provide interest-free financing to the extent monthly principal payments are made. In the event that MTEX and the applicable government agency renegotiate the payment dates, interest will be calculated according to a rate determined by the government agency as of the date of renegotiation and added to the outstanding principal payments. The MTEX Government Grant Term Loans mature between December 2024 and January 2027.

Additionally, we assumed short-term financing obligations of MTEX that remain outstanding as of August 3, 2024, including letters of credit, maturing term loans, and financing arrangements for working capital classified as debt.

Summary of Outstanding Debt

Revolving Credit Facility

At August 3, 2024, we had an outstanding balance of $13.0 million on our revolving credit facility. The balance outstanding under the revolving credit facility bore interest at a weighted average annual rate of 8.52% and 8.54% and we incurred $254,000 and $386,000 for interest on this obligation, during the three and six months ended August 3, 2024, respectively. Additionally, during the three and six months ended August 3, 2024, we incurred $13,000 and $25,000, respectively, of commitment fees on the undrawn portion of our revolving credit facility. The balance outstanding under the revolving line of credit bore interest at a weighted average rate of 7.95% and 7.56%, respectively, for the three and six months ended July 29, 2023, and we incurred $333,000 and $625,000, respectively, for interest on this obligation during the three and six months ended July 29, 2023. Additionally, during the three and six months ended July 29, 2023, we incurred $6,000 and $14,000, respectively, of commitment fees on the undrawn portion of our revolving credit facility. Both the interest expense and commitment fees are included as interest expense in the accompanying condensed consolidated statements of income for all periods presented. At August 3, 2024, there was $17.0 million remaining available for borrowing under our revolving credit facility. Additionally, MTEX has a EUR 0.5 million ($0.5 million) available line of credit with Caixa Central de Crédito Agricola Mutuo. This credit line was established in December 2023 and is renewable every six months. There was EUR 0.3 million ($0.4 million) outstanding on this line of credit as of August 3, 2024.

Long-Term Debt

Long-term debt in the accompanying condensed consolidated balance sheets is as follows:

(In thousands)	August 3, 2024	January 31, 2024
USD Term Loan (7.73% as of August 3, 2024 and 7.56% as of January 31, 2024); maturity date of August 4, 2027	$10,800	$12,150
Euro Term Loan (6.94% as of August 3, 2024; maturity date of August 4, 2027)	14,638	—
MTEX Euro Term Loan (6.022% Fixed Rate as of August 3, 2024; maturity date of December 21, 2033)	1,637	—
MTEX Euro Government Grant Term Loan (0% as of August 3, 2024; maturity dates December 2024 - January 2027)	1,463	—
Equipment Loan (7.06% Fixed Rate); maturity date of January 23, 2029	752	822
Total Debt	29,290	12,972
Less: Debt Issuance Costs, net of accumulated amortization	102	80
Current Portion of Debt	6,513	2,842
Long-Term Debt	$22,675	$10,050

During the three and six months ended August 3, 2024, we recognized interest expense on debt of $560,000 and $793,000, respectively, and during the three and six months ended July 29, 2023, we recognized interest expense on debt of $266,000 and $514,000, respectively, which is recognized in the accompanying condensed consolidated statements of income (loss) for all periods presented.

The schedule of required principal payments remaining during the next five years on long-term debt outstanding as of August 3, 2024 is as follows:

(In thousands)
Fiscal 2025, remainder	$3,316
Fiscal 2026	6,263
Fiscal 2027	5,722
Fiscal 2028	12,657
Fiscal 2029	1,332
$29,290

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

The guaranteed minimum royalty payment obligation was recorded at the present value of the minimum annual royalty payments. As of August 3, 2024, we had paid an aggregate of $11.9 million of the guaranteed minimum royalty obligation. At August 3, 2024, the current portion of the outstanding guaranteed minimum royalty obligation of $1.4 million is to be paid over the next twelve months and is reported as a current liability and the remainder of $1.2 million is reported as a long-term liability on our condensed consolidated balance sheet. For the three and six months ended August 3, 2024, we incurred $0.7 million and $1.3 million, respectively, in excess royalty expense which is included in cost of revenue in our consolidated statements of income (loss) for all periods presented. A total of $1.4 million in excess royalties was paid in through the second quarter of the current fiscal year, and there are $0.8 million in excess royalty payables due as a result of this agreement for the quarter ended August 3, 2024.

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

As of January 31, 2024, the total outstanding royalty obligation under the New HW Agreement was $0.6 million, including $0.2 million recorded as a current liability in the accompanying condensed consolidated balance sheet. During the first six months of fiscal 2025, we incurred and paid $0.1 million in excess royalty expense. As of August 3, 2024, the total outstanding royalty obligation on the New HW Agreement is $0.7 million, including $0.2 million recorded as a current liability in the accompanying condensed consolidated balance sheet.

Note 11 – Leases

We enter into lease contracts for certain of our facilities at various locations worldwide. Our leases have remaining lease terms of one to ten years, some of which include options to extend the lease term for periods of up to five years when it is reasonably certain that we will exercise such options.

Balance sheet and other information related to our leases is as follows:

Operating Leases (In thousands)	Balance Sheet Classification	August 3, 2024	January 31, 2024
Lease Assets	Right of Use Assets	$1,920	$603
Lease Liabilities – Current	Other Accrued Expenses	$337	$233
Lease Liabilities – Long Term	Lease Liabilities	$1,633	$415

Lease cost information is as follows:

		Three Months Ended
Operating Leases (In thousands)	Statement of Income Classification	August 3, 2024	July 29, 2023
Operating Lease Costs	General and Administrative Expense	$180	$127

		Six Months Ended
Operating Leases (In thousands)	Statement of Income Classification	August 3, 2024	July 29, 2023
Operating Lease Costs	General and Administrative Expense	$269	$259

Maturities of operating lease liabilities are as follows:

(In thousands)	August 3, 2024
Fiscal 2025, remaining	$228
Fiscal 2026	421
Fiscal 2027	376
Fiscal 2028	315
Fiscal 2029	219
Thereafter	905
Total Lease Payments	2,464
Less: Imputed Interest	(494)
Total Lease Liabilities	$1,970

As of August 3, 2024, the weighted-average remaining lease term and weighted-average discount rate for our operating leases are 7.3 years and 5.9%, respectively. We calculated the weighted-average discount rate using incremental borrowing rates, which equal the rates of interest that we would pay to borrow funds on a fully collateralized basis over a similar term.

Supplemental cash flow information related to leases is as follows:

	Three Months Ended
(In thousands)	August 3, 2024	July 29, 2023
Cash paid for operating lease liabilities	$88	$85
	Six Months Ended
(In thousands)	August 3, 2024	July 29, 2023
Cash paid for operating lease liabilities	$174	$177

Note 12 – Government Grants

Our recently acquired subsidiary, MTEX, receives grants from its local government in Portugal to support its operations and various capital projects. We account for these government grants by analogy to International Accounting Standards 20, Accounting for Government Grants and Disclosure of Government Assistance, which follows a grant accounting model. Under this accounting framework, government assistance is recognized when it is probable we will receive assistance and comply with the conditions attached to the assistance. Operational related assistance is recorded on a systematic basis over the periods in which the related cost or expenditures have occurred and is presented as a reduction in the expense for which it is intended to defray. Capital related assistance is recorded as long-term deferred revenue and is recognized in cost of revenue as an offset against depreciation expense over the applicable asset's useful life.

The grant programs have execution periods ending in May 2025 through November 2026. The government agencies may verify compliance with the conditions established in the contracts during the investment phase and upon completion and are entitled to propose adjustments and require reimbursement if the contracts do not meet the specifications. Historically, no significant corrections or returns have occurred. As of August 3, 2024, there are no contingencies associated with the government grants.

The capital related government contracts between the Portuguese government and MTEX are defined on a grant-by-grant basis, with partial reimbursement of the assets acquired in connection with these grants. We have $1.5 million of deferred revenue for capital related government grants which is included in other long-term liabilities in the accompanying condensed consolidated balance sheet as of August 3, 2024, and we have recognized $0.1 million of grant revenue, included in cost of revenue as an offset to depreciation expense in the condensed consolidated statement of income (loss) for the three and six months ended August 3, 2024.

Under the operational related assistance grants, MTEX commits to research and development projects that the Portuguese government partially reimburses. We have recognized $0.3 million of grant revenue for our operational related assistance grants which is offset against the expenditures recognized for those grants and is included in Selling and Marketing expense in the accompanying condensed consolidated statement of income (loss) for the three and six months ended August 3, 2024.

Note 13 – Share-Based Compensation

We have one equity incentive plan from which we are authorized to grant equity awards, the AstroNova, Inc. 2018 Equity Incentive Plan (the “2018 Plan”). The 2018 Plan provides for, among other things, the issuance of awards, including incentive stock options, non-qualified stock options, stock appreciation rights, time-based restricted stock units (“RSUs”), or performance-based restricted stock units (“PSUs”) and restricted stock awards (“RSAs”). At the June 6, 2023 annual meeting of shareholders, the 2018 Plan was amended to increase the number of shares of our common stock available for issuance by 600,000, bringing the total number of shares available for issuance under the 2018 Plan from 950,000 to 1,550,000. Under the 2018 Plan, we may also issue an additional number of shares equal to the number of shares subject to outstanding awards under our prior 2015 Equity Incentive Plan that are forfeited, canceled, satisfied without the issuance of stock, otherwise terminated (other than by exercise), or, for shares of stock issued pursuant to any unvested award, that are reacquired by us at not more than the grantee’s purchase price (other than by exercise). Under the 2018 Plan, all awards to employees generally have a minimum vesting period of one year. Options granted under the 2018 Plan must be issued at an exercise price of not less than the fair market value of our common stock on the date of grant and expire after ten years. Under the 2018 Plan, there were 123,696 unvested RSUs;125,627 unvested PSUs; and options to purchase an aggregate of 130,500 shares outstanding as of August 3, 2024.

In addition to the 2018 Plan, we previously granted equity awards under our 2015 Equity Incentive Plan (the “2015 Plan”) and our 2007 Equity Incentive Plan (the “2007 Plan”). No new awards may be issued under either the 2007 Plan or 2015 Plan, but outstanding awards will continue to be governed by those plans. As of August 3, 2024, options to purchase an aggregate of 181,649 shares were outstanding under the 2007 Plan and options to purchase an aggregate of 112,600 shares were outstanding under the 2015 Plan.

We also have a Non-Employee Director Annual Compensation Program (the “Program”) under which each non-employee director receives an automatic grant of RSAs on the date of the regular full meeting of the Board of Directors held each fiscal quarter. Under the Program, the number of whole shares to be granted each quarter is equal to 25% of the number calculated by dividing the director’s annual compensation amount, by the fair market value of our stock on such day. On June 11, 2024, the director’s annual compensation amount was adjusted to be $72,800. All RSA’s granted under this Program vest immediately.

Share-based compensation expense was recognized as follows:

	Three Months Ended		Six Months Ended
(In thousands)	August 3, 2024	July 29, 2023	August 3, 2024	July 29, 2023
Stock Options	$—	$—	$—	$—
Restricted Stock Awards and Restricted Stock Units	470	391	789	743
Employee Stock Purchase Plan	11	7	17	11
Total	$481	$398	$806	$754

Stock Options

Aggregated information regarding stock option activity for the six months ended August 3, 2024, is summarized below:

	Number of Options	Weighted Average Exercise Price
Outstanding at January 31, 2024	523,349	$15.26
Granted	—	—
Exercised	(65,900)	13.86
Forfeited	(27,700)	14.91
Canceled	(5,000)	13.80
Outstanding at August 3, 2024	424,749	$15.51

Set forth below is a summary of options outstanding at August 3, 2024:

Outstanding				Exercisable
Range of Exercise prices	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Number of Shares	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Life
$10.01-15.00	218,274	$13.71	2.1	218,274	$13.71	2.1
$15.01-20.00	206,475	$17.42	3.3	206,475	$17.42	3.3
	424,749	$15.51	2.7	424,749	$15.51	2.7

There were no stock options granted in fiscal 2024, or during the first six months of fiscal 2025, and as of August 3, 2024, there was no unrecognized compensation expense related to stock options.

Restricted Stock Units (RSUs), Performance-Based Stock Units (PSUs) and Restricted Stock Awards (RSAs)

Aggregated information regarding RSU, PSU and RSA activity for the six months ended August 3, 2024, is summarized below:

	RSUs, PSUs & RSAs	Weighted Average Grant Date Fair Value
Outstanding at January 31, 2024	300,705	$12.90
Granted	76,988	17.47
Vested	(82,389)	13.79
Forfeited	(45,981)	12.63
Outstanding at August 3, 2024	249,323	$13.20

As of August 3, 2024, there was approximately $1.8 million of unrecognized compensation expense related to RSUs, PSUs and RSAs, which is expected to be recognized over a weighted average period of 1.1 years.

Employee Stock Purchase Plan (ESPP)

Our ESPP allows eligible employees to purchase shares of common stock at a 15% discount from fair value on the first or last day of an offering period, whichever is less. A total of 40,000 shares were initially reserved for issuance under the ESPP. During the six months ended August 3, 2024, there were 4,942 shares purchased under the ESPP and there are 20,116 shares remaining available for purchase under the ESPP as of August 3, 2024.

Note 14 – Income Taxes

Our effective tax rates are as follows:

	Three Months Ended	Six Months Ended
Fiscal 2025	(522.0)%	(24.9)%
Fiscal 2024	19.4%	21.5%

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

During the three months ended August 3, 2024, we recognized an income tax expense of $261,000. The effective tax rate in this period was directly impacted by the return to provision associated with our fiscal 2023 amended federal tax return which resulted in a $447,000 increase to tax expense. Additional impacts on the effective tax rate included a $162,000 tax benefit related to foreign return to provision differences and a $13,000 tax benefit arising from windfall tax benefits related to our stock. During the three months ended July 29, 2023, we recognized an income tax benefit of $390,000. The effective tax rate in this period was directly impacted by our jurisdictional mix of earnings, a $29,000 tax expense related to foreign return to provision differences and a $20,675 tax arising from windfall tax benefits related to our stock.

During the six months ended August 3, 2024, we recognized an income tax benefit of $173,000. The effective tax rate in this period was directly impacted by a $124,000 tax benefit related to a previous unrecorded reduction in our future income tax payable balance that should have been discretely recognized in the fourth quarter of fiscal year 2024, netted with the current quarter tax expense related to amending our fiscal year 2023 federal tax return. Additional impacts on the effective tax rate include a $162,000 tax benefit related to foreign return to provision differences and an $88,000 tax benefit arising from windfall tax benefits related to our stock. During the six months ended July 29, 2023, we recognized an income tax benefit of $211,000. The effective tax rate in this period was directly impacted by our jurisdictional mix of earnings, a $77,000 tax benefit related to the expiration of the statute of limitations on a previously uncertain tax position, a $49,000 tax benefit arising from windfall tax benefits related to our stock, and a $29,000 tax expense related to foreign return to provision differences.

Note 15 – Segment Information

We report two segments: PI and T&M. We evaluate segment performance based on the segment profit (loss) before corporate expenses.

Summarized below are the Revenue and Segment Operating Profit (Loss) for each reporting segment:

	Three Months Ended				Six Months Ended
	Revenue		Segment Operating Profit (Loss)		Revenue		Segment Operating Profit (Loss)
(In thousands)	August 3, 2024	July 29, 2023	August 3, 2024	July 29, 2023	August 3, 2024	July 29, 2023	August 3, 2024	July 29, 2023
PI	$27,165	$25,777	$2,348	$(461)	$50,350	$50,872	$5,340	$2,055
T&M	13,374	9,747	3,834	1,917	23,150	20,071	5,555	3,989
Total	$40,539	$35,524	6,182	1,456	$73,500	$70,943	10,895	6,044
Corporate Expenses			5,121	2,654			8,488	5,780
Operating Income (Expense)			1,061	(1,198)			2,407	264
Other Income (Expense), net			(1,111)	(809)			(1,711)	(1,244)
Income (Loss) Before Income Taxes			(50)	(2,007)			696	(980)
Income Tax Provision (Benefit)			261	(390)			(173)	(211)
Net Income (Loss)			$(311)	$(1,617)			$869	$(769)

Note 16 – Fair Value

Assets and Liabilities Not Recorded at Fair Value

Our long-term debt, including the current portion of long-term debt not reflected in the financial statements at fair value, is reflected in the table below:

	August 3, 2024
	Fair Value Measurement
(In thousands)	Level 1	Level 2	Level 3	Total	Carrying Value
Long-Term debt and related current maturities	$—	$—	$29,236	$29,236	$29,290

	January 31, 2024
	Fair Value Measurement
(In thousands)	Level 1	Level 2	Level 3	Total	Carrying Value
Long-Term debt and related current maturities	$—	$—	$13,026	$13,026	$12,972

The fair value of our long-term debt, including the current portion, is estimated by discounting the future cash flows using current interest rates at which similar loans with the same maturities would be made to borrowers with similar credit ratings and is classified as Level 3.

We are currently performing the analysis needed to finalize the determination of the fair values and useful lives of the intangible assets, and the final purchase price for our acquisition of MTEX, including the fair value of the contingent consideration. The fair value of the contingent consideration involves significant inputs not observable in the market and is therefore considered a Level 3 measurement. Refer to Note 3, “Acquisition,” for a discussion of fair value as it relates to our acquisition of MTEX.

Note 17 - Restructuring

On July 26, 2023, we adopted a restructuring plan for our Product Identification segment. As part of the restructuring plan, we transitioned a portion of the printer manufacturing within our Product Identification segment from our facilities in Rhode Island to our Astro Machine, Inc. facility located in Illinois. In addition, we ceased selling certain of our older, lower-margin or low-volume Product Identification segment products. As part of the restructuring plan, we consolidated certain of our international Product Identification sales and distribution facilities, streamlined our channel partner network, and also made targeted reductions to our workforce. As of January 31, 2024, we completed this plan.

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

(in thousands)	Restructuring Costs	Amounts paid in quarter ended July 29, 2023	Restructuring Liability
Severance and Employee Related Costs	$611	$(40)	$571
Inventory Write-Off	1,991	—	—
Facility Exit and Other Restructuring Costs	49	—	—
Total	$2,651	$(40)	$571

The restructuring liability was included in other accrued expenses in the condensed consolidated balance sheet as of July 29, 2023, and was paid by the end of fiscal 2024.

The following table summarizes restructuring costs included in the accompanying condensed consolidated statement of income (loss) for the three and six months ended July 29, 2023:

(in thousands)
Cost of Revenue	$2,096
Operating Expenses:
Selling & Marketing	443
Research & Development	29
General & Administrative	83
Total	$2,651

Product Retrofit Program

In connection with our fiscal 2024 restructuring plan, we identified the need to address quality and reliability issues in certain models of our PI printers as a result of faulty ink provided by one of our larger suppliers. In order to remedy these issues and maintain solid customer relationships, during the second quarter of fiscal 2024, we initiated a program to retrofit all of the printers sold to our customers that were affected by the faulty ink.

Upon initiating this program, we identified approximately 150 printers sold to our customers that were affected by the faulty ink. We began to work with our customers to either repair or replace the affected printers and did this on a gradual basis beginning in the second quarter of fiscal 2024 through March 2024. The initial estimated costs associated with this program at July 29, 2023 was $0.9 million, which included the cost of parts, labor and travel. Those costs were recognized and recorded in the second quarter of fiscal 2024 and are included in cost of revenue in the accompanying consolidated statement of income (loss) for the three and six months ended July 29, 2023.

(in thousands)
Provision for Product Retrofit Program	$852
Cost of Repairs and Replacements incurred through July 29, 2023	(149)
Balance at July 29, 2023	$703

This program was concluded by the end of fiscal 2024 and there was no balance in the related liability for this program at January 31, 2024.

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

On May 4, 2024, we entered into an agreement to acquire MTEX New Solution, S.A., (“MTEX”), a Portugal-based manufacturer of digital printing equipment that address a wide variety of markets and application including textiles, packaging, labeling, apparel, footwear and more. We reported MTEX as a part of our PI segment as of the May 6, 2024 closing date. Refer to Note 3, “Acquisition” in our condensed consolidated financial statements located elsewhere in this report for further details.

Results of Operations

Three Months Ended August 3, 2024 vs. Three Months Ended July 29, 2023

Revenue by segment and current quarter percentage change over the prior year for the three months ended August 3, 2024 and July 29, 2023 were:

(Dollars in thousands)	August 3, 2024	As a % of Revenue	July 29, 2023	As a % of Revenue	% Change Compared to Prior Year
PI	$27,165	67.0%	$25,777	72.6%	5.4%
T&M	13,374	33.0%	9,747	27.4%	37.2%
Total	$40,539	100.0%	$35,524	100.0%	14.1%

Revenue for the second quarter of the current year was $40.5 million, representing a 14.1% increase compared to the previous year's second quarter revenue of $35.5 million. Revenue through domestic channels for the second quarter of the current year was $23.8 million, an increase of 18.2% from the prior year’s second quarter domestic revenue of $20.1 million. International revenue for the second quarter of the current year was $16.8 million, representing 41.3% of our second quarter revenue and reflects an 8.8% increase from the previous year's second quarter international revenue. International revenue for the second quarter of the current year reflected an unfavorable foreign exchange rate impact of $0.2 million.

Hardware revenue in the second quarter of the current year was $12.4 million, a 9.7% increase compared to the prior year’s second quarter hardware revenue of $11.3 million. The current quarter increase is attributable to hardware sales in the T&M segment which increased $2.1 million or 34.3% compared to the same period in the prior year. The increase in current quarter T&M hardware sales was primarily due to an increase in aerospace printer sales and to a lesser degree, an increase in the current quarter data recorder sales. The overall increase in hardware sales was partially offset by a $1.0 million or 18.3% decrease in hardware sales in our PI segment, primarily due to a delay in hardware sales shipments in the current quarter.

Supplies revenue in the second quarter of the current year was $22.3 million, a 13.4% increase compared to the prior year’s second quarter supplies revenue of $19.7 million. The current quarter increase in supplies revenue is primarily attributable to an increase in sales of Trojan Label supplies and, to a lesser degree, an increase in sales of ink jet supplies in our QuickLabel product line, both in the PI segment. Increased sales of paper supplies in T&M’s aerospace product line also contributed to the overall increase in supplies revenue for the current year.

Service and other revenues of $5.8 million in the current quarter increased 28.1% compared to service and other revenues of $4.6 million in the second quarter of the prior year. Current quarter service and other revenue increased in both the PI and T&M segments, but was primarily due to an increase in aerospace printer repairs and parts revenue in the T&M segment.

The current year's second quarter gross profit was $14.3 million, a 47.5% increase compared to the prior year’s second quarter gross profit of $9.7 million. Current quarter gross profit margin of 35.3% reflects an 8.0 percentage point increase from the prior year’s second quarter gross profit margin of 27.3%. The higher gross profit margin for the current quarter compared to the prior year’s second quarter is primarily attributable to the impact of $2.0 million of restructuring costs for second quarter of fiscal 2024, as well as higher sales and favorable pricing and product mix in the current quarter.

Operating expenses for the current quarter were $13.3 million, a 21.6% increase compared to the prior year’s second quarter operating expenses of $10.9 million. Current quarter selling and marketing expenses were $6.7 million, a 0.5% increase compared to the second quarter of the prior year. The increase for the current quarter was primarily due to increases in wages, benefits, travel and entertainment, commissions and advertising and trade show expenses, which were partially offset by the absence of prior restructuring fees that were incurred in the second quarter of the prior year. Current quarter general and administrative (“G&A”) expenses were $5.1 million, a 93.0% increase compared to the second quarter of the prior year, primarily due to an increase in outside services, which includes MTEX acquisition costs and the CFO transition costs. Also contributing to the increase in G&A expenses was an increase in employee wages, benefits and professional fees. Research and development (“R&D”) expenses were $1.4 million in the current quarter, a 9.3% decrease compared to the second quarter of the prior year, primarily due to decreases in employee wages. The decrease in R&D expense for the current quarter was partially offset by increases in supplies and repairs and outside services. R&D spending as a percentage of revenue for the current quarter was 3.5% as compared to 4.4% for the same period in the prior year.

Other expenses in the second quarter of the current year were $1.1 million, an increase of 37.3% compared to the same period in the prior year. Current quarter other expense includes interest expense on our term debt and revolving line of credit of $0.9 million, and $0.2 million of net foreign exchange loss. Other expense in the second quarter of the prior year of $0.8 million includes interest expense on our term debt and revolving line of credit of $0.7 million, and a net foreign exchange loss of $0.2 million, offset by other income of $0.1 million.

We recognized a federal, state and foreign income tax provision for the second quarter of the current year of $0.3 million resulting in an effective tax rate of (522.0)%. The effective tax rate in this period was directly impacted by the return to provision associated with our fiscal year 2023 amended federal tax return which resulted in a $447,000 increase to tax expense. Additional impacts on the effective tax rate included a $162,000 tax benefit related to foreign return to provision differences and a $13,000 tax benefit arising from windfall tax benefits related to our stock. During the three months ended July 29, 2023, we recognized a federal, state and foreign income tax benefit of $0.4 million resulting in an effective tax rate of 19.4%. The effective tax rate in this period was directly impacted by our jurisdictional mix of earnings, a $29,000 tax expense related to foreign return to provision differences and a $20,675 tax arising from windfall tax benefits related to our stock.

We reported net loss of $0.3 million or $0.04 per diluted share for the second quarter of the current year. Net income and net income per diluted share for the quarter ended August 3, 2024 were impacted by inventory step-up cost of $0.1 million ($0.1 million net of tax or $ 0.01 per diluted share) and transaction costs of $0.6 million ($0.5 million net of tax or $0.06 per diluted share), both related to the MTEX acquisition, and CFO transition charges of $0.4 million ($0.3 million net of tax or $0.05 million per diluted share). On a comparable basis, net loss for the prior year’s second quarter was $1.6 million or $0.22 per diluted share. The results for this period were impacted by an expense of $2.7 million ($2.0 million net of tax or $0.28 per diluted share) related to the restructuring plan and expense of $0.9 million ($0.7 million net of tax or $0.09 per diluted share) related to the product retrofit program.

Six Months Ended August 4, 2024 vs. Six Months Ended July 29, 2023

Revenue by segment and current period percentage change over the prior year for the six months ended August 3, 2024 and July 29, 2023 were:

(Dollars in thousands)	August 3, 2023	As a % of Revenue	July 29, 2023	As a % of Revenue	% Change Compared to Prior Year
Product Identification	$50,350	68.5%	$50,872	71.7%	(1.0)%
T&M	23,150	31.5%	20,071	28.3%	15.3%
Total	$73,500	100.0%	$70,943	100.0%	3.6%

Revenue for the first six months of the current year was $73.5 million, representing a 3.6% increase compared to the previous year’s first six months revenue. Revenue through domestic channels for the first half of the current year was $43.3 million, an increase of 6.2% from prior year’s domestic revenue of $40.8 million. International revenue for the first six months of the current year was $30.2 million, a 0.1% increase from the previous year’s international revenue of $30.1 million. International revenue for the first six months of the current year reflected an unfavorable foreign exchange rate impact of $0.2 million.

Hardware revenue in the first six months of the current year was $21.2 million, a 7.4% decrease compared to the prior year’s first six months hardware revenue of $22.9 million. The current year's decrease is primarily attributable to the decline in hardware sales in the PI segment, as current year hardware sales in the PI segment were $8.1 million, a decrease of 22.1% or $2.3 million compared to the previous year's PI hardware sales of $10.4 million. This decrease was the primarily the result of a delay in shipments of in the current year. T&M hardware sales for the current year were $13.1 million, a 4.8% increase from the prior year’s T&M hardware sales of $12.5 million, due to an increase in sales in both our aerospace printer and data recorder product lines.

Supplies revenue in the first half of the current year was $41.0 million, representing a 5.7% increase over the prior year’s six months supplies revenue of $38.8 million, as supplies revenue increased in both the PI and T&M segments in the current year. The increase was primarily due to an increase in supplies sales of our Trojan Label products. Also contributing to the increase in the current year’s supplies revenue was an increase in paper revenue for the aerospace printers product line in the T&M segment. The overall increase in supplies revenue for the current quarter was partially offset to a large degree due to a decline in QuickLabel supplies sales in the PI segment.

Service and other revenues were $11.3 million in the first six months of the current year, a 22.2% increase compared to the prior year’s first six months service and other revenues of $9.2 million. The increase is due primarily to a $1.8 million or 33.8% increase in parts and repairs revenue in the aerospace printer product line in the T&M segment.

Gross profit for the first six months of the current year was $26.3 million, a 19.0% increase compared to the prior year’s gross profit of $22.1 million. Our gross profit margin of 35.8% in the current year reflects a 4.7 percentage point increase from the prior year’s first six months gross profit margin of 31.1%. The increase in gross profit and related profit margin for the current year compared to the prior year is primarily attributable to higher sales and $2.1 million of restructuring costs and $0.9 million of product retrofit costs recognized in the prior year that did not repeat in the current year.

Operating expenses for the first six months of the current fiscal year were $23.9 million, a 9.4% increase compared to the prior year’s first six months operating expenses of $21.8 million. Selling and marketing expenses for the current year were $12.4 million, a decrease of 2.5% compared to the previous year’s $12.7 million. The decrease for the current year was primarily due a decline in to employee benefits expenses and the impact of the prior year’s restructuring costs. The decrease in Selling and Marketing was partially offset by increases in wages, benefits, travel and entertainment, commissions and advertising and trade show fees. G&A expenses increased 46.9% to $8.5 million in the first six months of the current year compared to $5.8 million in the first six months of the prior year, primarily due to an increase in outside services fees, which includes MTEX acquisition costs and CFO transition costs. Also contributing to the increase in G&A expenses was an increase in wages, employee fees and advertising and trade show fees. R&D spending in the first six months of the current year was $3.0 million, a 9.9% decrease compared to the prior year’s first six months spend of $3.3 million, as declines in employee wages were partially offset by increases in fees for outside services, testing and consulting. Current year spending on R&D represents 4.1% of revenue compared to the prior year’s first six months level of 4.7%.

Other expenses during the first six months of the current year were $1.7 million compared to $1.2 million in the first six months of the previous year. Current year other expense includes interest expense on our term debt and revolving line of credit of $1.4 million and foreign exchange losses of $0.3 million. Other expenses for the first six months of the prior year included interest expense on term debt and revolving line of credit of $1.3million, offset by other income of $0.1 million.

We recognized a $0.2 million income tax benefit for the first six months of the current fiscal year, resulting in an effective tax rate of (24.9)%. The effective tax rate was directly impacted by a $124,000 tax benefit related to a previously unrecorded reduction in our future income tax payable balance that should have been discretely recognized in the fourth quarter of fiscal year 2024, netted with the current quarter tax expense related to amending our fiscal year federal tax return. Additional impacts on the effective tax rate include a $162,000 tax benefit related to foreign return to provision differences and an $88,000 tax benefit arising from windfall tax benefits related to our stock. We recognized $0.2 million of income tax benefit for the first six months of the prior fiscal year, resulting in an effective tax rate of 21.5%. The effective tax rate was directly impacted by our jurisdictional mix of earnings, a $77,000 tax benefit related to the expiration of the statute of limitations on a previously uncertain tax position, a $49,000 tax benefit arising from windfall tax benefits related to our stock, and a $29,000 tax expense related to foreign return to provision differences.

We reported net income of $0.9 million, or $0.11 per diluted share, for the first six months of the current year. Net income and net income per diluted share for the six months ended August 3, 2024 were impacted by inventory step up cost of $0.1 million ($0.1 million net of tax or $ 0.01 per diluted share) and transaction costs of $0.6 million ($0.5 million net of tax or $0.06 per diluted share), both related to the MTEX acquisition and CFO transition charges of $0.4 million ($0.3 million net of tax or $0.05 million per diluted share). On a comparable basis, we reported a net loss of $0.8 million, or $0.10 per diluted share, for the first six months of the prior year. The results for this period were impacted by expense of $2.7 million ($2.0 million net of tax or $0.28 per diluted share) related to the restructuring plan and expense of $0.9 million ($0.7 million net of tax or $0.09 per diluted share) related to the product retrofit program.

Segment Analysis

We report two segments: PI and T&M and evaluate segment performance based on the segment profit before corporate and financial administration expenses. Summarized below are the Revenue and Segment Operating Profit for each reporting segment:

	Three Months Ended				Six Months Ended
	Revenue		Segment Operating Profit (Loss)		Revenue		Segment Operating Profit (Loss)
(In thousands)	August 3, 2024	July 29, 2023	August 3, 2024	July 29, 2023	August 3, 2024	July 29, 2023	August 3, 2024	July 29, 2023
PI	$27,165	$25,777	$2,348	$(461)	$50,350	$50,872	$5,340	$2,055
T&M	13,374	9,747	3,834	1,917	23,150	20,071	5,555	3,989
Total	$40,539	$35,524	6,182	1,456	$73,500	$70,943	10,895	6,044
Corporate Expenses			5,121	2,654			8,488	5,780
Operating Income (Expense)			1,061	(1,198)			2,407	264
Other Income (Expense), net			(1,111)	(809)			(1,711)	(1,244)
Income (Loss) Before Income Taxes			(50)	(2,007)			696	(980)
Income Tax Provision (Benefit)			261	(390)			(173)	(211)
Net Income (Loss)			$(311)	$(1,617)			$869	$(769)

Product Identification-PI

Revenue from the PI segment increased $1.4 million or 5.4%, in the second quarter of the current year, with revenue of $27.2 million compared to $25.8 million in the same period of the prior year. The current quarter increase is primarily attributable to an increase in supplies sales in the Trojan Label and QuickLabel product lines and the contribution of sales from our newly acquired MTEX subsidiary. This increase was partially offset by declines in hardware sales due to a delay in shipments in the current quarter. We expect revenue growth will become positive going forward as the delayed shipments of hardware products will be made in the third quarter of the current year, along with the continuing contribution from the MTEX acquisition. The PI segment recognized a current quarter segment operating income of $2.3 million, reflecting a profit margin of 8.6%. This compares to the prior year’s second quarter segment loss of $0.5 million and related loss margin of 1.8%. The increase in the current year second quarter PI segment operating profit and margin is primarily due to higher sales, lower manufacturing expenses as a result of the fiscal 2024 restructuring and product retrofit program costs and a favorable product mix.

Revenue from the PI segment decreased by $0.5 million or 1.0% to $50.4 million in the first six months of the current year from $50.9 million in the same period of the prior year. The current year’s decrease is primarily due to the decline of hardware sales as a result of delayed shipments. The current year’s decrease in PI revenue was offset by an increase in revenue from Trojan Label supplies. The current year's first six months of PI segment operating profit was $5.3 million with a profit margin of 10.6%, compared to the first six months of the prior year’s segment operating profit of $2.1 million and related profit margin of 4.0% . The increase in current year's PI segment operating profit and margin is primarily due to the lower manufacturing expenses as a result of the fiscal 2024 restructuring plan and product retrofit program costs and a favorable product mix.

Test & Measurement—T&M

Revenue from the T&M segment was $13.4 million for the second quarter of the current fiscal year, representing a $3.6 million or 37.2% increase compared to revenue of $9.7 million for the same period in the prior year. The increase in revenue for the current quarter is primarily attributable to an increase in sales of certain of our new, more advanced Tough Writer-branded printers in the aerospace printer product line, as well as increases in supplies, parts and repairs revenue also in our aerospace product lines. T&M’s second quarter segment operating profit was $3.8 million, reflecting a profit margin of 28.7%, compared to the prior year second quarter segment operating profit of $1.9 million and related operating margin of 19.7%. The increase in T&M’s current year second quarter segment operating profit margin is due to $1.0 million in revenue and $1.3 million in operating profit related to non-recurring items.

Revenue from the T&M segment was $23.2 million for the first six months of the current fiscal year, a $3.1 million or 15.3% increase compared to sales of $20.1 million for the same period in the prior year. The increase in revenue for the current year was primarily attributable to strong hardware sales in our aerospace product lines as a result of increased aerospace printer product unit volume and to a lesser extent increased sales of our data recorder hardware. Demand for printers, especially for narrow-body aircraft, has increased due to the post-pandemic recovery in air travel demand, which has driven new orders of airplanes and a corresponding increase in production rates. Also contributing to the current year increase in T&M revenue was an increase in supplies, parts and repairs revenue in our aerospace product lines. T&M ’s first six months segment operating profit of $5.6 million resulted in a 24.0% operating margin compared to the prior year’s segment operating profit of $4.0 million and related operating margin of 19.9%. The increase in T&M’s current year segment operating margin is due to$1.0 million in revenue and $1.3 million in operating profit related to non-recurring items.

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

We believe cash flow generation from operations and available unused credit capacity under our credit facility will support our anticipated needs. Additionally, as discussed below, we entered into a revised credit agreement with our lender to finance our acquisition of MTEX. In fiscal 2025 (after required debt amortization and payment of minimum guaranteed royalty payments to Honeywell), we plan to focus on inventory reduction and reduction of debt outstanding under our credit agreement, to the degree practicable and as constrained by supply chain management challenges.

In connection with our acquisition of MTEX, on May 6, 2024, we entered a Third Amendment to Amended and Restated Credit Agreement (the “Amendment”) with Bank of America, N.A., as lender (the “Lender”). The Amendment amended the Amended and Restated Credit Agreement dated as of July 30, 2020, as amended by the First Amendment to Amended and Restated Credit Agreement, dated as of March 24, 2021, the LIBOR Transition Amendment, dated as of December 14, 2021, the Second Amendment to Amended and Restated Credit Agreement dated as of August 4, 2022, and the Joinder Agreement relating to Astro Machine dated as of August 26, 2022 (the “Existing Credit Agreement”; the Existing Credit Agreement as amended by the Amendment, the “Amended Credit Agreement”), between AstroNova, Inc. as the borrower, Astro Machine as a guarantor, and the Lender.

The Amended Credit Agreement provides for (i) a new term loan to AstroNova, Inc.in the principal amount of EUR 14.0 million (the “Term A-2 Loan”), which term loan is in addition to the existing term loan (the “Existing Term Loan”) outstanding under the Existing Credit Agreement in the principal amount of approximately $12.3 million as of the effective date of the Amendment, and (ii) an increase in the aggregate principal amount of the revolving credit facility available to AstroNova, Inc. from $25.0 million to $30.0 million until January 31, 2025, upon and after which the aggregate principal amount of the revolving credit facility will reduce to $25.0 million. At the closing of the Amendment, we borrowed the entire EUR 14.0 million Term A-2 Loan and EUR 3.0 million and a US dollar amount which was converted to Euros to satisfy the entire purchase price for MTEX payable on the closing date. The revolving credit facility may otherwise be used for general corporate purposes. The revolving credit loans may continue to be borrowed, at our option, in U.S. Dollars or, subject to certain conditions, Euros, British Pounds, Canadian Dollars or Danish Kroner.

At August 3, 2024 our cash and cash equivalents were $4.8 million. We have borrowed $13.0 million on our revolving line of credit and have $17.0 million available for borrowing under that facility as of August 3, 2024. Additionally, our recent MTEX acquisition has a EUR 0.5 million ($0.5 million) available line of credit with Caixa Central de Crédito Agricola Mutuo. This credit line was established in December 2023 and is renewable every six months. There was EUR 0.3 million ($0.4 million) outstanding on this line of credit as of August 3, 2024.

Indebtedness

Term Loan

The Amended Credit Agreement requires that the Term A-2 Loan be paid in quarterly installments on the last day of each of our fiscal quarters through April 30, 2027 in the principal amount of EUR 583,333 each, and the entire then-remaining principal balance of the Term A-2 Loan is required to be paid on August 4, 2027. The Amended Credit Agreement requires that the remaining balance of the Existing Term Loan be paid in quarterly installments on the last day of each of our fiscal quarters through April 30, 2027 in the principal amount of $675,000 each, and the entire then remaining principal balance of the term loan is required to be paid on August 4, 2027. We may voluntarily prepay the Term A-2 Term Loan or the Existing Term Loan, in whole or in part, from time to time without premium or penalty (other than customary breakage costs, if applicable). We may repay borrowings under the revolving credit facility at any time without premium or penalty (other than customary breakage costs, if applicable), but in any event no later than August 4, 2027, and any outstanding revolving loans thereunder will be due and payable in full, and the revolving credit facility will terminate, on such date. We may reduce or terminate the revolving line of credit at any time, subject to certain thresholds and conditions, without premium or penalty.

The loans under the Amended Credit Agreement are subject to certain mandatory prepayments, subject to various exceptions, from (a) net cash proceeds from certain dispositions of property, (b) net cash proceeds from certain issuances of equity, (c) net cash proceeds from certain issuances of additional debt and (d) net cash proceeds from certain extraordinary receipts.

Amounts repaid under the revolving credit facility may be reborrowed, subject to our continued compliance with the Amended Credit Agreement. No amount of the Term A-2 Loan or the Existing Term Loan that is repaid may be reborrowed.

The Term A-2 Loan bears interest at a rate per annum equal to the EURIBOR rate as defined in the Amended Credit Agreement, plus a margin that varies within a range of 1.60% to 2.50% based on our consolidated leverage ratio. The Existing Term Loan and revolving credit loans bear interest at a rate per annum equal to, at our option, either (a) the Term SOFR rate as defined in the Amended Credit Agreement (or, in the case of revolving credit loans denominated in Euros or another currency other than U.S. Dollars, the applicable quoted rate), plus a margin that varies within a range of 1.60% to 2.50% based on our consolidated leverage ratio, or (b) a fluctuating reference rate equal to the highest of (i) the federal fund rate plus 0.50%, (ii) Bank of America’s publicly announced prime rate, (iii) the Term SOFR Rate plus 1.00%, or (iv) 0.50%, plus a margin that varies within a range of 0.60% to 1.50% based on our consolidated leverage ratio. In addition to certain other fees and expenses that we are required to pay to the Lender, we are required to pay a commitment fee on the undrawn portion of the revolving credit facility that varies within a range of 0.15% and 0.35% based on our consolidated leverage ratio.

We must comply with various customary financial and non-financial covenants under the Amended Credit Agreement. The financial covenants under the Amended Credit Agreement consist of a maximum consolidated leverage ratio and a minimum consolidated fixed charge coverage ratio, certain of the provisions of which were modified by the Amendment; the minimum consolidated asset coverage ratio under the Existing Credit Agreement was eliminated by the Amendment. The primary non-financial covenants limit our and our subsidiaries’ ability to incur future indebtedness, to place liens on assets, to pay dividends or distributions on our or our subsidiaries’ capital stock, to repurchase or acquire our or our subsidiaries’ capital stock, to conduct mergers or acquisitions, to sell assets, to alter our or our subsidiaries’ capital structure, to make investments and loans, to change the nature of our or our subsidiaries’ business, and to prepay subordinated indebtedness, in each case subject to certain exceptions and thresholds as set forth in the Amended Credit Agreement, certain of which provisions were modified by the Amendment. As of August 3, 2024, we believe we are in compliance with all of the covenants in the Credit Agreement.

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

Our obligations under the Amended Credit Agreement continue to be secured by substantially all of our personal property assets (including a pledge of the equity interests we hold in ANI Scandinavia ApS, AstroNova GmbH, AstroNova SAS and the Purchaser), subject to certain exceptions, and by a mortgage on our owned real property in West Warwick, Rhode Island, and are guaranteed by, and secured by substantially all of the personal property assets of Astro Machine.

Equipment Loan

In January 2024, we entered into a secured equipment loan facility agreement with Banc of America Leasing & Capital, LLC and borrowed the principal amount of $0.8 million thereunder for the financing of our purchase of production equipment. The loan matures on January 23, 2029, and bears interest at a fixed rate of 7.06%.

Assumed Financing Obligations of MTEX

In connection with the purchase of MTEX, on the May 6, 2024 closing date of this acquisition we assumed certain existing financing obligations of MTEX that remain outstanding as of August 3, 2024. The long-term debt obligations of MTEX that remain outstanding include a term loan ( the “MTEX Term Loan”) pursuant to the agreement dated December 22, 2023, (the “MTEX Term Loan Agreement”) between MTEX and Caixa Central de Crédito Agricola Mutuo. The MTEX Term Loan provides for a term loan in the principal amount of EUR 1.5 million ($1.6 million) and requires monthly principal and interest payments totaling EUR 17,402 ($18,795) commencing in October 2024 continuing through maturity on December 21, 2033, and bears interest at a fixed rate of 6.022% per annum.

MTEX has also received government assistance in the form of interest-free loans from government agencies located in Portugal (the “MTEX Government Grant Term Loans”). The MTEX Government Grant Term Loans are to be repaid to the applicable government agencies and are classified as long-term debt. The current balance of the MTEX Government Grants Term Loans as of August 3, 2024 is EUR 1.3 million ($1.5 million). The MTEX Government Grant Term Loans provide interest free financing to the extent monthly principal payments are made. In the event that MTEX and the applicable government agency renegotiate the payment dates, interest will be calculated according to a rate determined by the government agency as of the date of renegotiation and added to the outstanding principal payments. The MTEX Government Grants Term Loans mature between December 2024 and January 2027.

Additionally, we assumed short-term financing obligations of MTEX that remain outstanding as of August 3, 2024, including letters of credit, maturing term loans, and financing arrangements for working capital classified as debt.

Cash Flow

Our statements of cash flows for the six months ended August 3, 2024 and July 29, 2023 are included in Part I, Item 1 of this Quarterly Report on Form 10-Q. Net cash provided by operating activities was $7.1 million for the first six months of fiscal 2025 compared to $4.7 million for the same period of the previous year. The increase in net cash provided by operations for the first six months of the current year is primarily due to an increase in cash provided by working capital. The combination of changes in accounts receivable, inventory, income taxes payable, accounts payable and accrued expenses increased cash by $4.9 million for the first six months of fiscal 2025, compared to an increase of $0.2 million for the same period in fiscal 2024. Cash provided by operating activities for the first six months of fiscal 2024 was impacted by $2.0 million of non-cash restructuring costs.

Our accounts receivable balance increased to $23.5 million at the end of the second quarter of fiscal 2025 compared to $23.1 million at year end. Excluding the impact of the MTEX acquisition, accounts receivable decreased $3.6 million from year end. Days sales outstanding for the second quarter of the current year remained at 49 days, consistent with prior year end. Our inventory balance was $50.6 million at the end of the second quarter of fiscal 2025, an increase compared to $46.4 million at year end. Excluding the impact of the MTEX acquisition, inventories increased $0.4 million from year end. Inventory days on hand increased to 174 days at the end of the current quarter from 168 days at the prior year end.

Our cash position at August 3, 2024, was $4.8 million compared to $4.5 million at year end. The increase in cash during the current quarter was primarily a result of cash inflows during the current year including proceeds from our long-term debt of $15.1 million, borrowings on our revolving line of credit of $3.9 million and cash from operations as discussed above. These inflows were offset by cash paid for our acquisition of $20.7 million, principal payments on our long-term debt of $3.3 million, payment of our guaranteed royalty obligation of $0.8 million, and cash used for capital expenditures of $0.8 million.

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q may contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are not statements of historical fact, but rather reflect our current expectations concerning future events and results. We generally use the words “believes,” “expects,” “intends,” “plans,” “anticipates,” “likely,” “continues,” “may,” “will,” and similar expressions to identify forward-looking statements. Such forward-looking statements, including those concerning our expectations, involve risks, uncertainties and other factors, some of which are beyond our control, which may cause our actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements. Factors which could cause actual results to differ materially from those anticipated include, but are not limited to (a) general economic, financial, industry and business conditions; (b) the lingering impact of the COVID-19 pandemic on us, our customers, our suppliers and the global economy; (c) declining demand in the test and measurement markets, especially defense and aerospace; (d) our ability to develop and introduce new products and achieve market acceptance of these products; (e) our dependance on contract manufacturers and/or single or limited source suppliers; (f) competition in the specialty printer or data acquisition industries; (g) our ability to obtain adequate pricing for our products and control our cost structure; (h) our ability to adequately enforce and protect our intellectual property, defend against assertions of infringement or loss of certain licenses; (i) the risk of incurring liabilities as a result of installed product failures due to design or manufacturing defects; (j) the risk of a material security breach of our information technology system or cybersecurity attack impacting our business and our relationship with customers; (k) our ability to attract, develop and retain key employees and manage human capital resources; (l) economic, political and other risks associated with international sales and operations and the impact of changes in foreign currency exchange rates on the results of operations; (m) changes in tax rates or exposure to additional income tax liabilities; (n) our ability to comply with our current credit agreement or secure alternative financing and to otherwise manage our indebtedness; (o) our ability to successfully integrate and realize the expected benefits from MTEX, Astro Machine and other acquisitions and realize benefits from divestitures; (p) our ability to maintain adequate self-insurance accruals or insurance coverage for employee health care benefits; (q) our compliance with customer or regulators certifications and our compliance with certain governmental laws and regulations; (r) our ability to achieve and maintain effective internal controls and procedures over financial reporting; (s) the risk that we may not successfully execute or achieve the expected benefits of our restructuring plan for our Product Identification segment; (t) the risk that we may not be able to ship delayed hardware items on the timeline we expect or at all; and (u) all other risks included under “Item 1A-Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended January 31, 2024. We assume no obligation to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by law.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

During the six months ended August 3, 2024, there were no material changes to our market risk disclosures as set forth in Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended January 31, 2024.

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

Our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of August 3, 2024 as a result of the material weakness in our internal control over financial reporting described below.

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

Plan for Remediation of Material Weakness

Our management has discussed the identified material weakness with the Audit Committee of our Board of Directors. Subsequent to January 31, 2024, we began to implement measures designed to improve internal control over financial reporting and to remediate our material weakness, and we are currently in the process of implementing our NetSuite ERP system at our Astro Machine subsidiary and we have gone live with this implementation at the beginning of September 2024.

Our management believes that when completed, the measures described above will be sufficient to remediate the identified material weakness and strengthen our overall internal control over financial reporting. As our management continues to evaluate and work to enhance our internal control over financial reporting, we may take additional measures to address control deficiencies, or we may modify some of the remediation measures described above. The identified material weakness will not be considered remediated until the applicable remediated controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

Changes in Internal Control over Financial Reporting

Except for the measures taken to remediate our identified material weakness noted above, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the fiscal quarter ended August 3, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

During the second quarter of fiscal 2024, we made the following repurchases of our common stock:

	Total Number of Shares Repurchased	Weighted Average Price paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Be Purchased Under the Plans or Programs
May 1- May 31	—	$—	—	—
June 1-June 30	—	$—	—	—
July 1- July 31	—	$—	—	—

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

10.3

Offer letter dated May 31, 2024, between the Company and Thomas DeByle filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, event date June 17, 2024, filed with the SEC on June 20, 2024 and incorporated by reference herein.

10.4

Separation Agreement dated June 25, 2024, between the Company and David S. Smith filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, event date June 25, 2024, filed with the SEC on June 27, 2024 and incorporated by reference herein.

10.5

Amendment to Separation Agreement dated August 5, 2024, between the Company and David S. Smith filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, event date August 5, 2024, filed with the SEC on August 8, 2024 and incorporated by reference herein.

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

ASTRONOVA, INC. (Registrant)

Date: September 17, 2024	By	/s/ Gregory A. Woods
Gregory A. Woods,
President and Chief Executive Officer
(Principal Executive Officer)

	By	/s/ Thomas DeByle
Thomas DeByle,
Vice President, Chief Financial Officer and Treasurer
(Principal Accounting Officer and Principal Financial Officer)