Form 10-Q
period 2024-11-02
AstroNova, Inc.
filed 2024-12-12
CIK 8146

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 2, 2024

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

The number of shares of the registrant’s common stock, $.05 par value per share, outstanding as of December 6, 2024 was 7,528,838.

ASTRONOVA, INC.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

ASTRONOVA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Data)

	November 2, 2024	January 31, 2024
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$4,432	$4,527
Accounts Receivable, net	25,156	23,056
Inventories, net	48,560	46,371
Prepaid Expenses and Other Current Assets	5,239	2,720
Total Current Assets	83,387	76,674
Property, Plant and Equipment, net	18,366	14,185
Identifiable Intangibles, net	24,514	18,836
Goodwill	25,337	14,633
Deferred Tax Assets, net	11,187	6,882
Right of Use Asset	1,946	603
Other Assets	1,725	1,438
TOTAL ASSETS	$166,462	$133,251
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts Payable	$7,933	$8,068
Accrued Compensation	3,304	2,923
Other Accrued Expenses	3,676	2,706
Revolving Line of Credit	20,215	8,900
Current Portion of Long-Term Debt	6,328	2,842
Short-Term Debt	1,334	—
Current Liability—Royalty Obligation	1,450	1,700
Current Liability—Excess Royalty Payment Due	864	935
Income Taxes Payable	—	349
Deferred Revenue	378	1,338
Total Current Liabilities	45,482	29,761
NON-CURRENT LIABILITIES
Long-Term Debt, net of current portion	21,072	10,050
Royalty Obligation, net of current portion	1,511	2,093
Lease Liabilities, net of current portion	1,681	415
Grant Deferred Revenue	1,412	—
Income Taxes Payable	551	551
Deferred Tax Liabilities	2,580	99
TOTAL LIABILITIES	74,289	42,969
SHAREHOLDERS’ EQUITY
Preferred Stock, $10 Par Value, Authorized 100,000 shares, None Issued	—	—
Common Stock, $0.05 Par Value, Authorized 13,000,000 shares; Issued 10,921,780 and 10,812,137 shares at November 2, 2024 and January 31, 2024, respectively	546	541
Additional Paid-in Capital	63,949	62,684
Retained Earnings	64,979	63,869
Treasury Stock, at Cost, 3,393,442 and 3,368,763 shares at November 2, 2024 and January 31, 2024, respectively	(35,025)	(34,593)
Accumulated Other Comprehensive Loss, net of tax	(2,276)	(2,219)
TOTAL SHAREHOLDERS’ EQUITY	92,173	90,282
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$166,462	$133,251

See Notes to condensed consolidated financial statements (unaudited).

ASTRONOVA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Per Share Data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	November 2, 2024	October 28, 2023	November 2, 2024	October 28, 2023
Revenue	$40,422	$37,549	$113,922	$108,493
Cost of Revenue	26,708	22,770	73,909	71,618
Gross Profit	13,714	14,779	40,013	36,875
Operating Expenses:
Selling and Marketing	6,752	5,744	19,140	18,451
Research and Development	1,843	1,683	4,859	5,028
General and Administrative	3,855	2,734	12,343	8,514
Operating Expenses	12,450	10,161	36,342	31,993
Operating Income	1,264	4,618	3,671	4,882
Interest Expense	944	630	2,363	1,919
Other (Income)/Expense, net	46	287	337	242
Income Before Income Taxes	274	3,701	971	2,721
Income Tax Provision (Benefit)	34	949	(139)	738
Net Income	$240	$2,752	$1,110	$1,983
Net Income per Common Share—Basic	$0.03	$0.37	$0.15	$0.27
Net Income per Common Share—Diluted	$0.03	$0.37	$0.15	$0.27
Weighted Average Number of Common Shares Outstanding:
Basic	7,524	7,428	7,501	7,407
Diluted	7,580	7,485	7,605	7,477

See Notes to condensed consolidated financial statements (unaudited).

ASTRONOVA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	November 2, 2024	October 28, 2023	November 2, 2024	October 28, 2023
Net Income	$240	$2,752	$1,110	$1,983
Other Comprehensive Income, net of taxes:
Foreign Currency Translation Adjustments	(203)	(598)	(57)	(324)
Other Comprehensive Income (Loss)	(203)	(598)	(57)	(324)
Comprehensive Income	$37	$2,154	$1,053	$1,659

See Notes to condensed consolidated financial statements (unaudited).

ASTRONOVA, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

($ In Thousands, Except Share Data)

(Unaudited)

	Common Stock		Additional Paid-in	Retained	Treasury	Accumulated Other Comprehensive	Total Shareholders’
	Shares	Amount	Capital	Earnings	Stock	Income (Loss)	Equity

Balance January 31, 2024	10,812,137	$541	$62,684	$63,869	$(34,593)	$(2,219)	$90,282
Share-Based Compensation	—	—	325	—	—	—	325
Employee Option Exercises	5,055	—	48	—	—	—	48
Restricted Stock Awards Vested	78,077	4	(4)	—	(432)	—	(432)
Net Income	—	—	—	1,181	—	—	1,181
Foreign Currency Translation Adjustment	—	—	—	—	—	(197)	(197)
Balance April 27, 2024	10,895,269	$545	$63,053	$65,050	$(35,025)	$(2,416)	$91,207
Share-Based Compensation	—	—	481	—	—	—	481
Employee Option Exercises	14,433	1	29	—	—	—	30
Restricted Stock Awards Vested	4,312	—	—	—	—	—	—
Net Loss	—	—	—	(311)	—	—	(311)
Foreign Currency Translation Adjustment	—	—	—	—	—	343	343
Balance August 3, 2024	10,914,014	$546	$63,563	$64,739	$(35,025)	$(2,073)	$91,750
Share-Based Compensation	—	—	353	—	—	—	353
Employee Option Exercises	2,846		33	—	—	—	33
Restricted Stock Awards Vested	4,920	—	—	—	—	—	—
Net Income	—	—	—	240	—	—	240
Foreign Currency Translation Adjustment	—	—	—	—	—	(203)	(203)
Balance November 2, 2024	10,921,780	$546	$63,949	$64,979	$(35,025)	$(2,276)	$92,173

Balance January 31, 2023	10,676,851	$534	$61,131	$59,175	$(34,235)	$(2,238)	$84,367
Share-Based Compensation	—	—	356	—	—	—	356
Employee Option Exercises	4,094	—	43	—	—	—	43
Restricted Stock Awards Vested	99,989	4	(4)	—	(350)	—	(350)
Net Income	—	—	—	848	—	—	848
Foreign Currency Translation Adjustment	—	—	—	—	—	210	210
Balance April 29, 2023	10,780,934	$538	$61,526	$60,023	$(34,585)	$(2,028)	$85,474
Share-Based Compensation	—	—	398	—	—	—	398
Employee Option Exercises	7,429	1	81	—	—	—	82
Restricted Stock Awards Vested	4,516	1	(1)	—	—	—	—
Net Loss	—	—	—	(1,617)	—	—	(1,617)
Foreign Currency Translation Adjustment	—	—	—	—	—	64	64
Balance July 29, 2023	10,792,879	$540	$62,004	$58,406	$(34,585)	$(1,964)	$84,401
Share-Based Compensation	—	—	311	—	—	—	311
Employee Option Exercises	2,391	—	25	—	—	—	25
Restricted Stock Awards Vested	5,983	—	—	—	(3)	—	(3)
Net Income	—	—	—	2,752	—	—	2,752
Foreign Currency Translation Adjustment	—	—	—	—	—	(598)	(598)
Balance October 28, 2023	10,801,253	$540	$62,340	$61,158	$(34,588)	$(2,562)	$86,888

See Notes to condensed consolidated financial statements (unaudited).

ASTRONOVA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Nine Months Ended
	November 2, 2024	October 28, 2023
Cash Flows from Operating Activities:
Net Income	$1,110	$1,983
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	3,514	3,158
Amortization of Debt Issuance Costs	22	17
Share-Based Compensation	1,159	1,065
Restructuring - non-cash	—	2,040
Changes in Assets and Liabilities, net of impact of acquisition:
Accounts Receivable	1,619	(563)
Inventories	1,380	2,111
Income Taxes	(1,534)	(531)
Accounts Payable and Accrued Expenses	(2,371)	(2,036)
Deferred Revenue	(1,080)	(1,121)
Other	(1,495)	(221)
Net Cash Provided by Operating Activities	2,324	5,902
Cash Flows from Investing Activities:
Purchases of Property, Plant and Equipment	(1,086)	(1,279)
Cash Paid for MTEX Acquisition, net of cash acquired	(19,109)	—
Net Cash Used for Investing Activities	(20,195)	(1,279)
Cash Flows from Financing Activities:
Net Cash Proceeds from Employee Stock Option Plans	13	71
Net Cash Proceeds from Share Purchases under Employee Stock Purchase Plan	98	79
Net Cash Used for Payment of Taxes Related to Vested Restricted Stock	(432)	(353)
Net Borrowings under Revolving Credit Facility, net	10,774	—
Repayment under Revolving Credit Facility, net	—	(1,000)
Proceeds from Long-Term Debt Borrowings	15,078	—
Payment of Minimum Guarantee Royalty Obligation	(1,247)	(1,350)
Principal Payments of Long-Term Debt	(6,706)	(1,425)
Payments of Debt Issuance Costs	(37)	—
Net Cash Provided by (Used for) Financing Activities	17,541	(3,978)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	235	236
Net (Decrease) Increase in Cash and Cash Equivalents	(95)	881
Cash and Cash Equivalents, Beginning of Period	4,527	3,946
Cash and Cash Equivalents, End of Period	$4,432	$4,827
Supplemental Disclosures of Cash Flow Information:
Cash Paid During the Period for:
Cash Paid During the Period for Interest	$1,891	$1,695
Cash Paid During the Period for Income Taxes, net of refunds	$1,503	$1,285
Non-Cash Transactions:
Operating Lease Obtained in Exchange for Operating Lease Liabilities	$1,581	$—

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

Note 3 – Acquisition

We account for our business combinations using the acquisition method as prescribed by Accounting Standard Codification 805, “Business Combinations” ("ASC 805"). ASC 805 requires the purchase price of the acquisition to be allocated to the tangible and intangible assets acquired and liabilities assumed based on their fair value as of the acquisition date as determined by widely accepted valuation techniques in accordance with ASC 820, “Fair Value Measurement.” Any excess of the purchase price over the fair value of the net identified assets acquired and liabilities assumed will be recorded as goodwill. ASC 805 establishes a measurement period to provide companies with a reasonable amount of time to obtain the information necessary to identify and measure various items in a business combination and cannot extend beyond one year from the acquisition date. If the initial accounting for the business combination has not been completed by the end of the reporting period in which the business combination occurs, provisional amounts are reported to present information about facts and circumstances that existed as of the acquisition date. During the measurement period, which may be up to one year from the acquisition date, we may record adjustments to the fair value of the tangible and intangible assets acquired and liabilities assumed with the corresponding offset to goodwill, to the extent such information was not available to us at the acquisition date to determine such amounts. Upon the conclusion of the measurement period or final determination of the fair value of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to our consolidated statements of income. We expect to complete the final fair value determination of the assets acquired and liabilities assumed as soon as practicable within the measurement period and in any event not later than one year from the acquisition closing date.

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

All acquisition-related costs, other than the costs to issue debt or equity securities, are expensed in the period in which they are incurred. Changes in the fair value of contingent consideration arrangements that are not measurement period adjustments are recognized in earnings in the period of the change. The results of operations of the acquired entity, including revenues and earnings, are included in our financial statements from the closing date of the acquisition.

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

Also on May 4, 2024, the Purchaser, the Seller, the Second Guarantor and MTEX entered into a Transitional Management Agreement (the “Transitional Management Agreement”) pursuant to which the Second Guarantor will serve as MTEX’s Chief Executive Officer for a term of three years following the closing date. Under the terms of the Transitional Management Agreement, the Second Guarantor will receive a salary and grant of restricted stock units and will be entitled to participate in our incentive compensation programs on the same terms as our executive officers. The Transitional Management Agreement includes customary non-competition and confidentiality provisions.

Upon the closing of the transaction, MTEX became a wholly owned indirect subsidiary of AstroNova, Inc.

Purchase Price Allocation

A summary of the fair value of the consideration transferred as of the acquisition closing date is presented in the table below:

(In thousands)	Preliminary Estimate	Measurement Period Adjustment	Revised Estimate
Cash Paid at Closing	$18,732	$(1)	$18,731
Holdback Amount (a)	742	—	742
Fair Value of the Earnout	1,619	(1,619)	—
Total Purchase Price	$21,093	$(1,620)	$19,473

a)
The holdback amount is expected to be paid out in full over the next two years.

The approach to valuing the initial contingent consideration relating to the earn-out requires the use of unobservable factors such as projected revenues over the term of the earn-out periods, discounted for the period over which the initial contingent consideration is measured, and relevant volatility rates. Based upon these assumptions, the earn-out contingent consideration was valued using an option pricing model, which resulted in the estimated fair value being reduced to zero as of the acquisition closing date.

The following table sets forth the preliminary purchase price allocation of the MTEX acquisition for the estimated fair value of the net assets acquired and liabilities assumed as of May 6, 2024:

(In thousands)	Preliminary Estimate	Measurement Period Adjustment	Revised Estimate
Cash	$364	$—	$364
Accounts Receivable	3,989	(240)	3,749
Inventory	3,807	(173)	3,634
Prepaid Expenses and Other Current Assets	301	—	301
Property, Plant and Equipment	4,802	—	4,802
Other Long-Term Assets	5,154	332	5,486
Identifiable Intangible Assets	9,556	(2,017)	7,539
Goodwill	10,629	95	10,724
Accounts Payable and Other Current Liabilities	(4,225)	—	(4,225)
Debt Assumed	(7,918)	—	(7,918)
Other Long-Term Liabilities	(5,366)	383	(4,983)
Total Purchase Price	$21,093	$(1,620)	$19,473

Although we have made a few adjustments to the opening balance sheet in the third quarter of the current year as we continue to finalize our due diligence and accounting for this acquisition, the amounts above remain provisional and are based on information that is currently available. Management believes the information provides a reasonable basis for estimating the fair values of assets acquired and liabilities assumed but is waiting to complete their financial due diligence necessary to finalize those fair values. Therefore, the provisional measurements of fair value reflected continue to be subject to changes that could be significant. Management anticipates there will be changes to the price allocation as further information is collected and analyzed and pending the final completion of certain appraisals and valuation report. We expect to complete the final fair value determination of the assets acquired and liabilities assumed, resolutions of working capital, and any other purchase price adjustments identified as soon as practicable within the measurement period and, in any event, not later than one year from the acquisition closing date.

The following table reflects the preliminary fair value of the acquired identifiable intangible assets and related estimated useful lives:

(In thousands)	Fair Value	Measurement Period Adjustment	Revised Estimate	Useful Life (years)
Customer Relations	$8,786	$(6,183)	$2,603	10
Internally Developed Technology	488	4,231	4,719	6
Trademarks/Tradenames	282	(65)	217	3
Total	$9,556	$(2,017)	$7,539

The customer relations intangible asset represents the relationships that will be maintained with certain historical customers of MTEX. The trademark/tradename intangible assets reflect the industry reputation of the MTEX name and the registered trademarks held by MTEX for the use of several marks and logos. The internally developed technology intangible asset represents software used to collect a wide range of data on each piece of equipment and the ability to monitor customer ink usage and troubleshoot issues with customers.

The fair value of the customer relations intangible asset acquired was estimated by applying the income approach using the Multi-Period Excess Earning Method. This fair value measurement is based on significant inputs that are not observable in the market and therefore represents a Level 3 measurement as defined in ASC 820, “Fair Value Measurement”. The fair value determined under this approach is a function of (i) future revenues expected to be generated by these assets and the profitability of the assets, (ii) identification of the contribution of other tangible and intangible assets to the cash flows generated by these asset to apply an appropriate capital charge against the cash flow, and (iii) a discount rate of 15.5% used to calculate the present value of the stream of anticipated cash flows. The fair value of the trademark intangible asset acquired was estimated by applying the income approach using the “relief-from-royalty” method. The value under the relief-from-royalty method is a function of (i) the concluded royalty rate of 0.75%, (ii) projected revenues generated by product sales under the asset being valued, and (iii) a discount rate of 15.5%. The fair value of the internally developed technology intangible asset acquired was estimated by applying the cost approach, which takes into consideration the internal development costs of the technology and a hypothetical developer’s profit margin to build the software, the opportunity costs the buyer avoids by not having to reproduce this asset and any duplicative or unproductive efforts, as well as functional obsolescence of the technology.

Goodwill of $10.7 million, which is not deductible for tax purposes, represents the excess of the purchase price over the estimated fair value assigned to the tangible and identifiable intangible assets acquired and liabilities assumed from MTEX. The goodwill recognized under ASC 805 is attributable to the expected earnings potential of the business, synergies which are expected to enhance and expand our overall product portfolio, opportunities in new and existing markets, and MTEX's assembled workforce. The carrying amount of the goodwill was allocated to the PI segment.

During the third quarter of the current year, we incurred an additional $0.3 million of acquisition-related costs resulting in total acquisition-related costs of $0.9 million as of November 2, 2024. These costs were included in general and administrative expenses in our condensed consolidated statements of income for the three and nine months ended November 2, 2024.

The amounts of revenue and earnings before taxes attributable to MTEX and included in our consolidated statements of income for the three and nine months ended November 2, 2024 were as follows:

	Three Months Ended	Nine Months Ended
(In thousands)	November 2, 2024	November 2, 2024
Revenue	$1,738	$2,506
Gross Profit	234	166
Operating Expenses:
Selling Expenses	839	1,755
Research and Development Expenses	209	111
General and Administrative Expenses	273	783
Total Operating Expenses	$1,321	$2,649
Operating Loss	(1,087)	(2,483)
Other Expenses	(336)	(693)
Earnings (Loss) before Taxes	$(1,423)	$(3,176)

MTEX results are reported as part of the PI segment. Pro forma results as if the acquisition was closed on February 1, 2024 are not provided, as disclosure of such amounts was impractical to determine.

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

Revenues disaggregated by primary geographic markets and major product types are as follows:

Primary geographical markets:

	Three Months Ended		Nine Months Ended
(In thousands)	November 2, 2024	October 28, 2023	November 2, 2024	October 28, 2023
United States	$23,493	$20,953	$66,834	$61,773
Europe	10,330	11,292	29,522	31,088
Canada	2,118	2,311	6,617	6,480
Asia	2,601	1,670	5,867	4,920
Central and South America	1,454	995	3,988	3,220
Other	426	328	1,094	1,012
Total Revenue	$40,422	$37,549	$113,922	$108,493

Major product types:

	Three Months Ended		Nine Months Ended
(In thousands)	November 2, 2024	October 28, 2023	November 2, 2024	October 28, 2023
Hardware	$11,622	$12,865	$32,856	$35,800
Supplies	20,908	19,973	61,885	58,744
Service and Other	7,892	4,711	19,181	13,949
Total Revenue	$40,422	$37,549	$113,922	$108,493

In December 2022, we entered into an amended contract with one of our T&M customers that provided for a total payment of $3.25 million to us as a result of our claims allowable under French law relating to additional component costs we have incurred and will continue to incur in order to supply aerospace printers under the contract for the period beginning in April 2022 and continuing through fiscal 2025. Revenue from this arrangement will be recognized in proportion to the total estimated shipments through the end of the contract period. As of January 31, 2024, we recognized $2.4 million in revenue and the $0.8 million balance was recorded as deferred revenue. During the nine months ended November 2, 2024, we recognized an additional $0.8 million which is included in revenue in the condensed consolidated statement of income for the respective period presented, and there is no balance in deferred revenue at November 2, 2024.

Contract Assets and Liabilities

We normally do not have contract assets, which are primarily unbilled accounts receivable that are conditional on something other than the passage of time.

Our contract liabilities, which represent billings in excess of revenue recognized, are related to advanced billings for purchased service agreements and extended warranties. Contract liabilities were $378,000 and $530,000 at November 2, 2024 and January 31, 2024, respectively, and are recorded as deferred revenue in the accompanying condensed consolidated balance sheet. The decrease in the deferred revenue balance during the nine months ended November 2, 2024 is due to revenue recognized during the current period, including $266,000 of revenue recognized that was included in the deferred revenue balance at January 31, 2024, partially offset by cash payments received in advance of satisfying performance obligations.

Contract Costs

We recognize an asset for the incremental costs of obtaining a contract with a customer if we expect the benefit of those costs to be longer than one year. We have determined that certain costs related to obtaining sales contracts for our aerospace printer products meet the requirement to be capitalized. These costs are deferred and amortized over the remaining useful life of these contracts, which we currently estimate to be approximately 17 years as of November 2, 2024. The balance of these contract assets at January 31, 2024 was $1.3 million. We also recognize an asset for the costs to fulfill a contract with a customer if the costs are specifically identifiable, generate or enhance resources used to satisfy future performance obligations, and are expected to be recovered. In fiscal 2025, we incurred $0.3 million of costs to fulfill a contract which will be amortized over approximately 17 years. During the three and nine months ended November 2, 2024, we amortized contract costs of $23,000 and $65,000, respectively. The balance of deferred incremental direct costs net of accumulated amortization at November 2, 2024 was $1.5 million, of which $0.1 million is reported in other current assets, and $1.4 million is reported in other assets in the accompanying condensed consolidated balance sheet.

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

	Three Months Ended		Nine Months Ended
	November 2, 2024	October 28, 2023	November 2, 2024	October 28, 2023
Weighted Average Common Shares Outstanding – Basic	7,524,468	7,428,202	7,500,844	7,406,985
Effect of Dilutive Options, Restricted Stock Awards and Restricted Stock Units	55,415	56,790	103,927	70,363
Weighted Average Common Shares Outstanding – Diluted	7,579,883	7,484,992	7,604,771	7,477,348

For the three and nine months ended November 2, 2024, the diluted per share amounts do not reflect weighted average common equivalent shares outstanding of 312,819 and 232,748, respectively. For the three and nine months ended October 28, 2023, the diluted per share amounts do not reflect weighted average common equivalent shares outstanding of 505,293 and 390,326, respectively. These outstanding common equivalent shares were not included due to their anti-dilutive effect.

Note 6 – Intangible Assets

Intangible assets are as follows:

	November 2, 2024				January 31, 2024
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Currency Translation Adjustment	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Currency Translation Adjustment	Net Carrying Amount
RITEC:
Customer Contract Relationships	$2,830	$(1,738)	$—	$1,092	$2,830	$(1,689)	$—	$1,141
TrojanLabel:
Distributor Relations	937	(752)	25	210	937	(686)	30	281
Honeywell:
Customer Contract Relationships	27,773	(13,445)	—	14,328	27,773	(12,795)	—	14,978
Astro Machine:
Customer Contract Relationships	3,060	(1,377)	—	1,683	3,060	(918)	—	2,142
Trademarks	420	(189)	—	231	420	(126)	—	294
MTEX:
Customer Contract Relationships	2,603	(131)	(2)	2,470	—	—	—	—
Internally Developed Technology	4,719	(396)	(3)	4,320
Trademarks	217	(36)	(1)	180	—	—	—	—
Intangible Assets, net	$42,559	$(18,064)	$19	$24,514	$35,020	$(16,214)	$30	$18,836

There were no impairments to intangible assets during the nine months ended November 2, 2024 and October 28, 2023.

With respect to the acquired intangible assets included in the table above, amortization expense of $0.7 million and $0.6 million has been included in the condensed consolidated statements of income for the three months ended November 2, 2024, and October 28, 2023, respectively. Amortization expense of $1.9 million and $1.8 million related to the above-acquired intangible assets has been included in the accompanying condensed consolidated statements of income for the nine months ended November 2, 2024 and October 28, 2023, respectively.

Estimated amortization expense for the next five fiscal years is as follows:

(In thousands)	Remaining 2025	2026	2027	2028	2029
Estimated amortization expense	$712	$2,848	$2,848	$2,848	$2,352

Note 7 – Inventories

Inventories are stated at the lower of cost (standard and average methods) or net realizable value and include material, labor and manufacturing overhead. The components of inventories are as follows:

(In thousands)	November 2, 2024	January 31, 2024
Materials and Supplies	$36,189	$39,078
Work-In-Process	1,788	1,054
Finished Goods	20,559	15,645
	58,536	55,777
Inventory Reserve	(9,976)	(9,406)
	$48,560	$46,371

Note 8 – Property, Plant and Equipment

Property, plant and equipment consist of the following:

(In thousands)	November 2, 2024	January 31, 2024
Land and Land Improvements	$2,304	$2,304
Buildings and Leasehold Improvements	15,391	14,381
Machinery and Equipment	37,076	26,123
Computer Equipment and Software	14,529	14,238
Gross Property, Plant and Equipment	69,300	57,046
Accumulated Depreciation	(50,934)	(42,861)
Net Property Plant and Equipment	$18,366	$14,185

Depreciation expense on property, plant and equipment was $0.6 million and $1.6 million for the three and nine months ended November 2, 2024, respectively. Depreciation expense on property, plant and equipment was $0.4 million and $1.3 million for the three and nine months ended October 28, 2023, respectively.

Note 9 – Credit Agreement and Long-Term Debt

In connection with our purchase of MTEX, on May 6, 2024, we entered a Third Amendment to Amended and Restated Credit Agreement (the “Amendment”) with Bank of America, N.A., as lender (the “Lender”). The Amendment amended the Amended and Restated Credit Agreement dated as of July 30, 2020, as amended by the First Amendment to Amended and Restated Credit Agreement, dated as of March 24, 2021, the LIBOR Transition Amendment, dated as of December 14, 2021, the Second Amendment to Amended and Restated Credit Agreement dated as of August 4, 2022, and the Joinder Agreement relating to our subsidiary Astro Machine Corporation (“Astro Machine”) dated as of August 26, 2022 (as so amended, the “Existing Credit Agreement”; the Existing Credit Agreement as amended by the Amendment, the “Amended Credit Agreement”), between AstroNova, Inc. as the borrower, Astro Machine as a guarantor, and the Lender.

The Amended Credit Agreement provides for (i) a new term loan to AstroNova, Inc. in the principal amount of EUR 14.0 million (the “Term A-2 Loan”), which term loan is in addition to the existing term loan (the “Existing Term Loan”) outstanding under the Existing Credit Agreement in the principal amount of approximately $12.3 million as of the effective date of the Amendment, and (ii) an increase in the aggregate principal amount of the revolving credit facility available to AstroNova, Inc. from $25.0 million to $30.0 million until January 31, 2025, upon and after which the aggregate principal amount of the revolving credit facility will reduce to $25.0 million. At the closing of the Amendment, we borrowed the entire EUR 14.0 million Term A-2 Loan, EUR 3.0 million under the revolving credit facility and a US dollar amount under the revolving credit facility that was converted to Euros to satisfy the entire purchase price payable on the closing date pursuant to the Purchase Agreement. The revolving credit facility may otherwise be used for general corporate purposes.

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

The loans under the Amended Credit Agreement are subject to certain mandatory prepayments, subject to various exceptions, from net cash proceeds from certain dispositions of property, certain issuances of equity, certain issuances of additional debt and certain extraordinary receipts.

Amounts repaid under the revolving credit facility may be reborrowed, subject to our continued compliance with the Amended Credit Agreement. No amount of the Term A-2 Loan or the Existing Term Loan that is repaid may be reborrowed.

We must comply with various customary financial and non-financial covenants under the Amended Credit Agreement. The financial covenants under the Amended Credit Agreement consist of a maximum consolidated leverage ratio and a minimum consolidated fixed charge coverage ratio, certain of the provisions of which were modified by the Amendment; the minimum consolidated asset coverage ratio under the Existing Credit Agreement was eliminated by the Amendment. The primary non-financial covenants limit our and our subsidiaries’ ability to incur future indebtedness, to place liens on assets, to pay dividends or distributions on our or our subsidiaries’ capital stock, to repurchase or acquire our or our subsidiaries’ capital stock, to conduct mergers or acquisitions, to sell assets, to alter our or our subsidiaries’ capital structure, to make investments and loans, to change the nature of our or our subsidiaries’ business, and to prepay subordinated indebtedness, in each case subject to certain exceptions and thresholds as set forth in the Amended Credit Agreement, certain of which provisions were modified by the Amendment. As of November 2, 2024, we believe we are in compliance with all of the covenants in the Amended Credit Agreement.

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

Equipment Financing

In January 2024, we entered into a secured equipment loan facility agreement with Banc of America Leasing & Capital, LLC and borrowed a principal amount of $0.8 million thereunder for the purpose of financing our purchase of production equipment. This loan matures on January 23, 2029 and bears interest at a fixed rate of 7.06%. Under this loan agreement, equal monthly payments including principal and interest of $16,296 commenced on February 23, 2024, and will continue through the maturity of the equipment loan facility on January 23, 2029.

Assumed Financing Obligations of MTEX

In connection with our acquisition of MTEX, on the May 6, 2024 closing date of this acquisition we assumed certain existing financing obligations of MTEX that remain outstanding as of November 2, 2024. The long-term debt obligations of MTEX that remain outstanding include a term loan (the “MTEX Term Loan”) pursuant to an agreement dated December 22, 2023 (the “MTEX Term Loan Agreement”) between MTEX and Caixa Central de Crédito Agricola Mutuo. The MTEX Term Loan, which provides for a term loan in the principal amount of EUR 1.5 million ($1.6 million) and bears interest at a fixed rate of 6.022% per annum, requires monthly principal and interest payments totaling EUR 17,402 ($18,795) commencing in October 2024 and continuing through maturity on December 21, 2033.

MTEX has also received government assistance in the form of interest-free loans from government agencies located in Portugal (the “MTEX Government Grant Term Loans”). The MTEX Government Grant Term Loans are to be repaid to the applicable government agencies and are classified as long-term debt. The current balance of the MTEX Government Grants Term Loans as of November 2, 2024 is EUR 1.0 million ($1.1 million). The MTEX Government Grant Term Loans provide interest-free financing so long as monthly principal payments are made. In the event that MTEX and the applicable government agency renegotiate the payment dates, interest will be calculated according to a rate determined by the government agency as of the date of renegotiation and added to the outstanding principal payments. The MTEX Government Grant Term Loans mature between December 2024 and January 2027.

Additionally, we assumed short-term financing obligations of MTEX that remain outstanding as of November 2, 2024, including letters of credit, maturing term loans, and financing arrangements for working capital classified as debt.

Summary of Outstanding Debt

Revolving Credit Facility

At November 2, 2024, we had an outstanding balance of $20.1 million under our revolving credit facility. The balance outstanding under the revolving credit facility bore interest at a weighted average annual rate of 7.30% and 8.38%, and we incurred $327,000 and $713,000 for interest on this obligation, during the three and nine months ended November 2, 2024, respectively. Additionally, during the three and nine months ended November 2, 2024, we incurred $9,000 and $34,000, respectively, of commitment fees on the undrawn portion of our revolving credit facility. The balance outstanding under the revolving line of credit bore interest at a weighted average rate of 7.94% and 7.60%, respectively, for the three and nine months ended October 28, 2023, and we incurred $311,000 and $936,000, respectively, for interest on this obligation during the three and nine months ended October 28, 2023. Additionally, during the nine months ended October 28, 2023, we incurred $23,000 of commitment fees on the undrawn portion of our revolving credit facility. Both the interest expense and commitment fees are included as interest expense in the accompanying condensed consolidated statements of income for all periods presented. At November 2, 2024, there was $9.9 million remaining available for borrowing under our revolving credit facility. Additionally, MTEX has a EUR 0.5 million ($0.5 million) available line of credit with Caixa Central de Crédito Agricola Mutuo. This credit line was established in December 2023 and is renewable every six months. There was EUR 0.1 million ($0.1 million) outstanding on this line of credit as of November 2, 2024.

Long-Term Debt

Long-term debt in the accompanying condensed consolidated balance sheets is as follows:

(In thousands)	November 2, 2024	January 31, 2024
USD Term Loan (7.22% as of November 2, 2024 and 7.56% as of January 31, 2024); maturity date of August 4, 2027	$10,125	$12,150
Euro Term Loan (5.58% as of November 2, 2024); maturity date of August 4, 2027	13,902	—
MTEX Euro Term Loan (6.022% Fixed Rate as of November 2, 2024); maturity date of December 21, 2033	1,614	—
MTEX Euro Government Grant Term Loan (0% as of November 2, 2024); maturity dates December 2024 - January 2027	1,136	—
Equipment Loan (7.06% Fixed Rate); maturity date of January 23, 2029	716	822
Total Debt	27,493	12,972
Less: Debt Issuance Costs, net of accumulated amortization	93	80
Current Portion of Debt	6,328	2,842
Long-Term Debt	$21,072	$10,050

During the three and nine months ended November 2, 2024, we recognized interest expense on term debt of $460,000 and $1,201,000, respectively, and during the three and nine months ended October 28, 2023, we recognized interest expense on debt of $254,000 and $768,000, respectively, which is recognized in the accompanying condensed consolidated statements of income for all periods presented.

The schedule of required principal payments remaining during the next five years on long-term debt outstanding as of November 2, 2024 is as follows:

(In thousands)
Fiscal 2025, remainder	$1,599
Fiscal 2026	6,251
Fiscal 2027	5,713
Fiscal 2028	12,607
Fiscal 2029	1,323
$27,493

Note 10 – Financial Instruments and Risk Management

Net Investment Hedges

For a net investment hedge, we formally assess, both at inception and on a quarterly basis thereafter, whether the designated derivative or nonderivative instrument is highly effective as an economic hedge of foreign exchange risk associated with the hedged net investment. The change in the fair value of a derivative instrument or the change in the carrying value of a nonderivative instrument that is designated and highly effective as a net investment hedge is recorded in the cumulative translation adjustment component of Accumulated Other Comprehensive Income (“AOCI”), offsetting the translation adjustment of the net investment being hedged.

If a net investment hedging relationship ceases to be highly effective, we discontinue hedge accounting, and any future change in the fair value of the derivative hedging instrument or future change in the carrying value of the nonderivative hedging instrument is recorded in the “other expenses” in the condensed consolidated statements of income, which is where the gain or loss on the sale or substantial liquidation of the underlying net investment would be recorded. However, any deferred gains or losses previously recorded in the cumulative translation adjustment component of AOCI will remain in AOCI until the hedged net investment is sold or substantially liquidated, at which time the cumulative deferred gains or losses are recorded in the “other expenses” line in the condensed consolidated statements of income.

We use foreign currency-denominated debt to partially hedge our net investment in our operations in Portugal against adverse movements in exchange rates. On August 3, 2024, a portion of the Euro-denominated debt has been designated and is effective as an economic hedge of part of the net investment in our Portuguese operation. Accordingly, foreign currency transaction gains or losses due to spot rate fluctuations on the Euro-denominated debt are included in the foreign currency translation adjustments in the condensed consolidated statement of comprehensive income for the three and nine months ended November 2, 2024, and within the accumulated other comprehensive items in the shareholder’s equity section of the condensed consolidated balance sheet as of November 2, 2024 as follows:

(In thousands)	Amount of Foreign Currency Translation Gain (Loss) Recognized in Other Comprehensive Income (Loss) on Derivative
Financial Instruments Designated as Net Investment Hedge	November 2, 2024	January 31, 2024
Euro Denominated Debt	$(67)	$—

Note 11 – Royalty Obligation

In fiscal 2018, we entered into an Asset Purchase and License Agreement with Honeywell International, Inc. (“Honeywell”) to acquire an exclusive, perpetual, world-wide license to manufacture Honeywell’s narrow-format flight deck printers for two aircraft families along with certain inventory used in the manufacturing of the licensed printers. The purchase price included a guaranteed minimum royalty payment of $15.0 million, to be paid over ten years, based on gross revenues from the sales of the printers, paper and repair services of the licensed products. The royalty rates vary based on the year in which they are paid or earned, the product sold or service provided, and range from single-digit to mid double-digit percentages of gross revenue.

The guaranteed minimum royalty payment obligation was recorded at the present value of the minimum annual royalty payments. As of November 2, 2024, we had paid an aggregate of $12.6 million of the guaranteed minimum royalty obligation. At November 2, 2024, the current portion of the outstanding guaranteed minimum royalty obligation of $1.3 million is to be paid over the next twelve months and is reported as a current liability and the remainder of $1.0 million is reported as a long-term liability on our condensed consolidated balance sheet. For the three and nine months ended November 2, 2024, we incurred $0.6 million and $1.9 million, respectively, in excess royalty expense which is included in cost of revenue in our consolidated statements of income for all periods presented. A total of $2.2 million in excess royalties was paid through the third quarter of the current fiscal year, and there are $0.6 million in excess royalty payables due as a result of this agreement for the quarter ended November 2, 2024.

In fiscal 2023, we entered into an Asset Purchase and License Agreement with Honeywell International Inc. (the “New HW Agreement”) to acquire an exclusive, perpetual, world-wide license to manufacture Honeywell’s flight deck printers for the Boeing 787 aircraft. The New HW Agreement provides for royalty payments to Honeywell based on gross revenues from the sales of the printers, paper and repair services of the licensed products in perpetuity. The royalty rates vary based on the year in which they are paid or earned and as products are sold or as services are provided and range from single-digit to mid-double-digit percentages of gross revenue. The New HW Agreement includes a provision for guaranteed minimum royalty payments to be paid in the event that the royalties earned by Honeywell do not meet the minimum for the preceding calendar year as follows: $100,000 in 2024, $200,000 in 2025, $233,000 in each of 2026 and 2027, and $234,000 in 2028.

As of January 31, 2024, the total outstanding royalty obligation under the New HW Agreement was $0.6 million, including $0.2 million recorded as a current liability in the accompanying condensed consolidated balance sheet. During the first nine months of fiscal 2025, we incurred and paid $0.1 million in royalty expense. As of November 2, 2024, the total outstanding royalty obligation on the New HW Agreement is $0.9 million, including $0.5 million recorded as a current liability in the accompanying condensed consolidated balance sheet.

Note 12 – Leases

We enter into lease contracts for certain of our facilities at various locations worldwide. Our leases have remaining lease terms of one to ten years, some of which include options to extend the lease term for periods of up to five years when it is reasonably certain that we will exercise such options.

Balance sheet and other information related to our leases is as follows:

Operating Leases (In thousands)	Balance Sheet Classification	November 2, 2024	January 31, 2024
Lease Assets	Right of Use Assets	$1,946	$603
Lease Liabilities – Current	Other Accrued Expenses	$347	$233
Lease Liabilities – Long Term	Lease Liabilities	$1,681	$415

Lease cost information is as follows:

		Three Months Ended
Operating Leases (In thousands)	Statement of Income Classification	November 2, 2024	October 28, 2023
Operating Lease Costs	General and Administrative Expense	$196	$103

		Nine Months Ended
Operating Leases (In thousands)	Statement of Income Classification	November 2, 2024	October 28, 2023
Operating Lease Costs	General and Administrative Expense	$465	$362

Maturities of operating lease liabilities are as follows:

(In thousands)	November 2, 2024
Fiscal 2025, remaining	$123
Fiscal 2026	454
Fiscal 2027	410
Fiscal 2028	350
Fiscal 2029	254
Thereafter	922
Total Lease Payments	2,513
Less: Imputed Interest	(485)
Total Lease Liabilities	$2,028

As of November 2, 2024, the weighted-average remaining lease term and weighted-average discount rate for our operating leases are 7.1 years and 5.93%, respectively. We calculated the weighted-average discount rate using incremental borrowing rates, which equal the rates of interest that we would pay to borrow funds on a fully collateralized basis over a similar term.

Supplemental cash flow information related to leases is as follows:

	Three Months Ended
(In thousands)	November 2, 2024	October 28, 2023
Cash paid for operating lease liabilities	$81	$91
	Nine Months Ended
(In thousands)	November 2, 2024	October 28, 2023
Cash paid for operating lease liabilities	$255	$268

Note 13 – Government Grants

Our recently acquired subsidiary, MTEX, receives grants from its local government in Portugal to support its operations and various capital projects. We account for these government grants by analogy to International Accounting Standards 20, “Accounting for Government Grants and Disclosure of Government Assistance”, which follows a grant accounting model. Under this accounting framework, government assistance is recognized when it is probable we will receive assistance and comply with the conditions attached to the assistance. Operational related assistance is recorded on a systematic basis over the periods in which the related cost or expenditures have occurred and is presented as a reduction in the expense for which it is intended to defray. Capital related assistance is recorded as long-term deferred revenue and is recognized in cost of revenue as an offset against depreciation expense over the applicable asset's useful life.

The grant programs have execution periods ending in May 2025 through November 2026. The government agencies may verify compliance with the conditions established in the contracts during the investment phase and upon completion and are entitled to propose adjustments and require reimbursement if the contracts do not meet the specifications. Historically, no significant corrections or returns have occurred. As of November 2, 2024, there are no contingencies associated with the government grants.

The capital related government contracts between the Portuguese government and MTEX are defined on a grant-by-grant basis, with partial reimbursement of the assets acquired in connection with these grants. We have $1.4 million of deferred revenue for capital related government grants which is included in the accompanying condensed consolidated balance sheet as of November 2, 2024, and we have recognized $0.1 million of grant revenue, included in cost of revenue as an offset to depreciation expense in the condensed consolidated statement of income for the nine months ended November 2, 2024.

Under the operational related assistance grants, MTEX commits to research and development projects that the Portuguese government partially reimburses. We have recognized $0.3 million of grant revenue for our operational related assistance grants which is offset against the expenditures recognized for those grants and is included in selling and marketing expense in the accompanying condensed consolidated statement of income for the nine months ended November 2, 2024.

Note 14 – Accumulated Other Comprehensive Loss

The changes in the balance of accumulated other comprehensive loss by component are as follows:

(In thousands)	Foreign Currency Translation Adjustments
Balance at January 31, 2024	$(2,219)
Other Comprehensive Loss	(57)
Balance at November 2, 2024	$(2,276)

The amounts presented above in other comprehensive loss are net of taxes except for translation adjustments associated with our German and Danish subsidiaries. The foreign cumulative translation adjustment includes translation adjustments and net investment hedges. See Note 10, "Financial Instruments and Risk Management" for additional disclosures about the net investment hedge.

Note 15 – Share-Based Compensation

We have one equity incentive plan from which we are authorized to grant equity awards, the AstroNova, Inc. 2018 Equity Incentive Plan (the “2018 Plan”). The 2018 Plan provides for, among other things, the issuance of awards, including incentive stock options, non-qualified stock options, stock appreciation rights, time-based restricted stock units (“RSUs”), or performance-based restricted stock units (“PSUs”) and restricted stock awards (“RSAs”). At the June 6, 2023 annual meeting of shareholders, the 2018 Plan was amended to increase the number of shares of our common stock available for issuance by 600,000, bringing the total number of shares available for issuance under the 2018 Plan from 950,000 to 1,550,000. Under the 2018 Plan, we may also issue an additional number of shares equal to the number of shares subject to outstanding awards under our prior 2015 Equity Incentive Plan that are forfeited, canceled, satisfied without the issuance of stock, otherwise terminated (other than by exercise), or, for shares of stock issued pursuant to any unvested award, that are reacquired by us at not more than the grantee’s purchase price (other than by exercise). Under the 2018 Plan, all awards to employees generally have a minimum vesting period of one year. Options granted under the 2018 Plan must be issued at an exercise price of not less than the fair market value of our common stock on the date of grant and expire after ten years. Under the 2018 Plan, there were 132,996 unvested RSUs;125,627 unvested PSUs; and options to purchase an aggregate of 130,500 shares outstanding as of November 2, 2024.

In addition to the 2018 Plan, we previously granted equity awards under our 2015 Equity Incentive Plan (the “2015 Plan”) and our 2007 Equity Incentive Plan (the “2007 Plan”). No new awards may be issued under either the 2007 Plan or 2015 Plan, but outstanding awards will continue to be governed by those plans. As of November 2, 2024, options to purchase an aggregate of 181,649 shares were outstanding under the 2007 Plan and options to purchase an aggregate of 112,600 shares were outstanding under the 2015 Plan.

We also have a Non-Employee Director Annual Compensation Program (the “Program”) under which each non-employee director receives an automatic grant of RSAs on the date of the regular full meeting of the Board of Directors held each fiscal quarter. Under the Program, the number of whole shares to be granted each quarter is equal to 25% of the number calculated by dividing the director’s annual compensation amount by the fair market value of our stock on such day. On June 11, 2024, the director’s annual compensation amount was adjusted to be $72,800. All RSAs granted under this Program vest immediately.

Share-based compensation expense was recognized as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	November 2, 2024	October 28, 2023	November 2, 2024	October 28, 2023
Stock Options	$—	$—	$—	$—
Restricted Stock Awards and Restricted Stock Units	344	302	1,133	1,045
Employee Stock Purchase Plan	9	9	26	20
Total	$353	$311	$1,159	$1,065

Stock Options

Aggregated information regarding stock option activity for the nine months ended November 2, 2024, is summarized below:

	Number of Options	Weighted Average Exercise Price
Outstanding at January 31, 2024	523,349	$15.26
Granted	—	—
Exercised	(65,900)	13.86
Forfeited	(27,700)	14.91
Canceled	(5,000)	13.80
Outstanding at November 2, 2024	424,749	$15.51

Set forth below is a summary of options outstanding at November 2, 2024:

Outstanding				Exercisable
Range of Exercise prices	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life
$10.01-15.00	218,274	$13.71	1.9	218,274	$13.71	1.9
$15.01-20.00	206,475	$17.42	3.0	206,475	$17.42	3.0
	424,749	$15.51	2.4	424,749	$15.51	2.4

There were no stock options granted in fiscal 2024, or during the first nine months of fiscal 2025, and as of November 2, 2024, there was no unrecognized compensation expense related to stock options.

Restricted Stock Units (RSUs), Performance-Based Stock Units (PSUs) and Restricted Stock Awards (RSAs)

Aggregated information regarding RSU, PSU and RSA activity for the nine months ended November 2, 2024, is summarized below:

	RSUs, PSUs & RSAs	Weighted Average Grant Date Fair Value
Outstanding at January 31, 2024	300,705	$12.90
Granted	91,208	17.03
Vested	(87,309)	13.85
Forfeited	(45,981)	12.64
Outstanding at November 2, 2024	258,623	$14.08

As of November 2, 2024, there was approximately $1.6 million of unrecognized compensation expense related to RSUs, PSUs and RSAs, which is expected to be recognized over a weighted average period of 1.1 years.

Employee Stock Purchase Plan (ESPP)

Our ESPP allows eligible employees to purchase shares of common stock at a 15% discount from fair value on the first or last day of an offering period, whichever is less. A total of 40,000 shares were initially reserved for issuance under the ESPP. During the nine months ended November 2, 2024, there were 7,788 shares purchased under the ESPP and there are 17,270 shares remaining available for purchase under the ESPP as of November 2, 2024.

Note 16– Income Taxes

Our effective tax rates are as follows:

	Third Quarter	First Three Quarters
Fiscal 2025	12.4%	(14.3)%
Fiscal 2024	25.6%	27.1%

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

During the three months ended November 2, 2024, we recognized an income tax expense of $34,000. The effective tax rate in this period was directly impacted by the return to provision associated with our fiscal 2024 federal tax return which resulted in a $157,000 decrease to tax expense and a tax benefit of $56,000 related to the foreign return to provision differences. During the three months ended October 28, 2023, we recognized an income tax expense of $949,000. The effective tax rate in this period was directly impacted by our jurisdictional mix of earnings.

During the nine months ended November 2, 2024, we recognized an income tax benefit of $139,000. The effective tax rate in this period was directly impacted by a $281,000 tax benefit related to a previous unrecorded reduction in our future income tax payable balance that should have been discretely recognized in the fourth quarter of fiscal year 2024, netted with the tax expense related to amending our fiscal year 2023 federal tax return and the current quarter tax benefit related to the return to provision associated with our fiscal year 2024 federal tax return. Additional impacts on the effective tax rate include a $218,000 tax benefit related to foreign return to provision differences and an $88,000 tax benefit arising from windfall tax benefits related to our stock. During the nine months ended October 28, 2023, we recognized an income tax expense of $738,000. The effective tax rate in this period was directly impacted by our jurisdictional mix of earnings, a $77,000 tax benefit related to the expiration of the statute of limitations on a previously uncertain tax position, a $49,000 tax benefit arising from windfall tax benefits related to our stock, and an $18,000 tax expense related to foreign return to provision differences.

Note 17 – Segment Information

We report two segments: PI and T&M. We evaluate segment performance based on the segment profit before general and administrative expenses.

Summarized below are the Revenue and Segment Operating Profit for each reporting segment:

	Three Months Ended				Nine Months Ended
	Revenue		Segment Operating Profit		Revenue		Segment Operating Profit
(In thousands)	November 2, 2024	October 28, 2023	November 2, 2024	October 28, 2023	November 2, 2024	October 28, 2023	November 2, 2024	October 28, 2023
PI	$26,317	$26,543	$1,868	$4,794	$76,667	$77,416	$7,208	$6,848
T&M	14,105	11,006	3,251	2,558	37,255	31,077	8,806	6,548
Total	$40,422	$37,549	5,119	7,352	$113,922	$108,493	16,014	13,396
General and Administrative Expenses			3,855	2,734			12,343	8,514
Operating Income			1,264	4,618			3,671	4,882
Interest Expense			944	630			2,363	1,919
Other (Income)/Expense, net			46	287			337	242
Income Before Income Taxes			274	3,701			971	2,721
Income Tax Provision (Benefit)			34	949			(139)	738
Net Income			$240	$2,752			$1,110	$1,983

Note 18 – Fair Value

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

We are currently performing the analysis needed to finalize the determination of the fair values and useful lives of the intangible assets we acquired as part of our acquisition of MTEX and the final purchase price for that acquisition, including the fair value of the contingent consideration. The fair value of the contingent consideration involves significant inputs not observable in the market and is therefore considered a Level 3 measurement. Refer to Note 3, “Acquisition,” for a discussion of fair value as it relates to our acquisition of MTEX.

Assets and Liabilities Not Recorded at Fair Value

Our long-term debt, including the current portion of long-term debt not reflected in the financial statements at fair value, is reflected in the table below:

	November 2, 2024
	Fair Value Measurement
(In thousands)	Level 1	Level 2	Level 3	Total	Carrying Value
Long-Term debt and related current maturities	$—	$—	$27,451	$27,451	$27,493

	January 31, 2024
	Fair Value Measurement
(In thousands)	Level 1	Level 2	Level 3	Total	Carrying Value
Long-Term debt and related current maturities	$—	$—	$13,026	$13,026	$12,972

The fair value of our long-term debt, including the current portion, is estimated by discounting the future cash flows using current interest rates at which similar loans with the same maturities would be made to borrowers with similar credit ratings and is classified as Level 3.

Note 19 - Restructuring

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

The restructuring liability was included in other accrued expenses in the condensed consolidated balance sheet as of October 28, 2023, and was paid by the end of fiscal 2024.

The following table summarizes restructuring costs included in the accompanying condensed consolidated statement of income for the nine months ended October 28, 2023:

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

Upon initiating this program, we identified approximately 150 printers sold to our customers that were affected by the faulty ink. We began to work with our customers to either repair or replace the affected printers and did this on a gradual basis beginning in the second quarter of fiscal 2024 through March 2024. The initial estimated costs associated with this program at July 29, 2023 were $0.9 million, which included the cost of parts, labor and travel. Those costs were recognized and recorded in the second quarter of fiscal 2024 and are included in cost of revenue in the accompanying consolidated statement of income for the three and nine months ended October 28, 2023.

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

Results of Operations

Three Months Ended November 2, 2024 vs. Three Months Ended October 28, 2023

Revenue by segment and current quarter percentage change over the prior year for the three months ended November 2, 2024 and October 28, 2023 were:

(Dollars in thousands)	November 2, 2024	As a % of Revenue	October 28, 2023	As a % of Revenue	% Change Compared to Prior Year
PI	$26,317	65.1%	$26,543	70.7%	(0.9)%
T&M	14,105	34.9%	11,006	29.3%	28.2%
Total	$40,422	100.0%	$37,549	100.0%	7.7%

Revenue for the third quarter of the current year was $40.4 million, representing a 7.7% increase compared to the previous year's third quarter revenue of $37.5 million. Revenue through domestic channels for the third quarter of the current year was $23.5 million, an increase of 12.1% from the prior year’s third quarter domestic revenue of $21.0 million. International revenue for the third quarter of the current year was $16.9 million, representing 41.9% of our third quarter revenue and reflecting a 2.1% increase from the previous year's third quarter international revenue. International revenue for the third quarter of the current year reflected a favorable foreign exchange rate impact of $0.2 million.

Hardware revenue in the third quarter of the current year was $11.6 million, a $1.2 million or 9.7% decrease compared to the prior year’s third quarter hardware revenue of $12.9 million. The current quarter decrease is primarily attributable to a $0.9 million or 16.1% compared to the same period in the prior year, decline in hardware sales in the PI segment. The decrease in the current quarter was also impacted by a $0.4 million or 4.9% decline in hardware sales in the T&M segment. The overall decrease in hardware sales was partially offset by the contribution of hardware sales of $1.0 million from our newly acquired subsidiary, MTEX, and an increase in aerospace printer hardware sales in the T&M segment.

Supplies revenue in the third quarter of the current year was $20.9 million, a $0.9 million or 4.7% increase compared to the prior year’s third quarter supplies revenue of $20.0 million. The current quarter increase in supplies revenue is primarily attributable to an increase in sales of Trojan Label supplies in the PI segment. The contribution of supplies sales of $0.6 million from MTEX and increased sales of paper supplies in T&M’s aerospace product line also impacted the overall increase in supplies revenue for the current quarter. The increase in supplies revenue was partially offset by a decline in supplies sales in both our QuickLabel and Astro Machine product lines in the PI segment.

Service and other revenues of $7.9 million in the current quarter increased $3.2 million or 67.5% compared to service and other revenues of $4.7 million in the third quarter of the prior year. The increase in current quarter service and other revenue was primarily attributable to a $3.3 million, or 123.9% compared to the same period in the prior year, increase in aerospace parts and repair revenue in the T&M segment. Also factoring into the overall increase in service and other revenue was the contribution from MTEX in the PI segment.

The current year's third quarter gross profit was $13.7 million, a 7.2% decrease compared to the prior year’s third quarter gross profit of $14.8 million. Current quarter gross profit margin of 33.9% reflects a 5.5 percentage point decrease from the prior year’s third quarter gross profit margin of 39.4%. The lower gross profit margin for the current quarter compared to the prior year’s third quarter is primarily attributable to higher variance and period costs in the current quarter.

Operating expenses for the current quarter were $12.5 million, a $2.3 million or 22.5% increase compared to the prior year’s third quarter operating expenses of $10.2 million. The increase in operating expenses for the current quarter was largely impacted by the $1.3 million of operating costs at MTEX. Current quarter selling and marketing expenses were $6.8 million, a 17.5% increase compared to the third quarter of the prior year. The increase for the current quarter was primarily due to increases in AstroNova’s legacy business for wages, travel and entertainment, and other expenses, which were partially offset by declines in commissions, outside service and employee bonus expenses. Current quarter general and administrative (“G&A”) expenses were $3.9 million, a 41.0% increase compared to the third quarter of the prior year, primarily due to an increase in AstroNova’s legacy business for wages, outside services, which includes MTEX acquisition costs, and an increase in professional fees, partially offset by a decline in employee bonuses. Research and development (“R&D”) expenses were $1.8 million in the current quarter, a 9.5% increase compared to the third quarter of the prior year, primarily due to increases in outside testing and supplies and repairs expenses. R&D spending as a percentage of revenue for the current quarter was 4.6% as compared to 4.5% for the same period in the prior year.

We recognized a federal, state and foreign income tax provision for the third quarter of the current year of $34,000 resulting in an effective tax rate of 12.4%. The effective tax rate in this period was directly impacted by the return to provision associated with our fiscal 2024 federal tax return which resulted in a $157,000 decrease to tax expense, and a tax benefit of $56,000 related to the foreign return to provision differences. During the three months ended October 28, 2023, we recognized a federal, state and foreign income tax expense of $0.9 million resulting in an effective tax rate of 25.6%. The effective tax rate in this period was directly impacted by our jurisdictional mix of earnings.

We reported net income of $0.2 million or $0.03 per diluted share for the third quarter of the current year. Net income and net income per diluted share for the quarter ended November 2, 2024 were impacted by transaction costs of $0.3 million ($0.3 million net of tax or $0.03 per diluted share), related to the MTEX acquisition. On a comparable basis, net income for the prior year’s third quarter was $2.8 million or $0.37 per diluted share.

Nine Months Ended November 2, 2024 vs. Nine Months Ended October 28, 2023

Revenue by segment and current period percentage change over the prior year for the nine months ended November 2, 2024 and October 28, 2023 were:

(Dollars in thousands)	November 2, 2024	As a % of Revenue	October 28, 2023	As a % of Revenue	% Change Compared to Prior Year
Product Identification	$76,667	67.3%	$77,416	71.4%	(1.0)%
T&M	37,255	32.7%	31,077	28.6%	19.9%
Total	$113,922	100.0%	$108,493	100.0%	5.0%

Revenue for the first nine months of the current year was $113.9 million, representing a 5.0% increase compared to the previous year’s first nine months of revenue of $108.5 million. Revenue through domestic channels for the first nine months of the current year was $66.8 million, an increase of 8.2% from prior year’s domestic revenue of $61.8 million. International revenue for the first nine months of the current year was $47.1 million, a 0.8% increase from the previous year’s international revenue of $46.7 million. There was no foreign exchange rate impact on international revenue for the first nine months of the current year.

Hardware revenue in the first nine months of the current year was $32.9 million, a $2.9 million or 8.2% decrease compared to the prior year’s first nine months hardware revenue of $35.8 million. The current year's decrease is primarily attributable to the decline in hardware sales in the PI segment, as current year hardware sales in the PI segment were $12.7 million, a decrease of $3.2 million or 20.0% compared to the previous year's PI hardware sales of $15.9 million. This decrease was primarily the result of a delayed release of an OEM printer within our Astro Machine product line. The decrease in PI hardware sales was partially offset by the contribution of hardware of our MTEX business. T&M hardware sales for the current year were $20.2 million, a 1.2% increase from the prior year’s T&M hardware sales of $19.9 million, due to an increase in hardware sales in our aerospace printer product lines.

Supplies revenue in the first nine months of the current year was $61.9 million, representing a $3.1 million or 5.3% increase over the prior year’s first nine months supplies revenue of $58.7 million, as supplies revenue increased in both the PI and T&M segments in the current year. The increase was primarily due to an increase in supplies sales of our Trojan Label products and the contribution of supplies sales from MTEX, both in the PI segment. Also contributing to the increase in the current year’s supplies revenue was an increase in paper revenue for the aerospace printer product line in the T&M segment. The overall increase in supplies revenue for the current quarter was partially offset by a decline in QuickLabel supplies sales in the PI segment.

Service and other revenues were $19.2 million in the first nine months of the current year, a $5.2 million or 37.5% increase compared to the prior year’s first nine months of service and other revenues of $13.9 million. The increase is due primarily to a $5.1 million or 63.6% increase in parts and repairs revenue in the aerospace printer product line in the T&M segment due to a large backlog of replacement parts that were shipped during the current year.

Gross profit for the first nine months of the current year was $40.0 million, an 8.5% increase compared to the prior year’s gross profit of $36.9 million. Our gross profit margin of 35.1% in the current year reflects a 1.1 percentage point increase from the prior year’s first nine months gross profit margin of 34.0%. The increase in gross profit margin for the current year compared to the prior year is primarily attributable to higher sales, $2.1 million of restructuring costs and $0.9 million of product retrofit costs recognized in the prior year that did not repeat in the current year.

Operating expenses for the first nine months of the current fiscal year were $36.3 million, a $4.3 million or a 13.6% increase compared to the prior year’s first nine months operating expenses of $32.0 million. The increase in operating expenses for the current year was largely impacted by $2.6 million of operating costs at MTEX. Selling and marketing expenses for the current year were $19.1 million, an increase of 3.7% compared to the previous year’s $18.5 million. The increase for the current year was primarily due to increases in employee wages, travel and entertainment and advertising and trade show expenses, partially offset by the impact of restructuring costs that were unique to the prior year. General & administrative (“G&A”) expenses increased 45.0% to $12.3 million in the first nine months of the current year compared to $8.5 million in the first nine months of the prior year, primarily due to an increase in outside services fees, which includes MTEX acquisition costs and CFO transition costs. Also contributing to the increase in G&A expenses were increases in employee wages and benefits, and professional fees. R&D spending in the first nine months of the current year was $4.9 million, a 3.4% decrease compared to the prior year’s first nine months R&D spend of $5.0 million, which was primarily due to the decline in employee wages, and was partially offset by increases in fees for outside services, testing and consulting and supplies and repairs fees. Current year spending on R&D represents 4.3% of revenue compared to the prior year’s first nine months level of 4.6%.

We recognized a $0.1 million income tax benefit for the first nine months of the current fiscal year, resulting in an effective tax rate of (14.3)%. The effective tax rate in this period was directly impacted by a $281,000 tax benefit related to a previously unrecorded reduction in our future income tax payable balance that should have been discretely recognized in the fourth quarter of fiscal year 2024, netted against the tax expense related to amending our fiscal year 2023 federal tax return and the current quarter tax benefit related to the return to provision associated with our fiscal year 2024 federal tax return. Additional impacts on the effective tax rate include a $218,000 tax benefit related to foreign return to provision differences and an $88,000 tax benefit arising from windfall tax benefits related to our stock. We recognized $0.7 million of income tax expense for the first nine months of the prior fiscal year, resulting in an effective tax rate of 27.1%. The effective tax rate was directly impacted by our jurisdictional mix of earnings, a $77,000 tax benefit related to the expiration of the statute of limitations on a previously uncertain tax position, a $49,000 tax benefit arising from windfall tax benefits related to our stock, and a $18,000 tax expense related to foreign return to provision differences.

We reported net income of $1.1 million, or $0.15 per diluted share, for the first nine months of the current year. Net income and net income per diluted share for the nine months ended November 2, 2024 were impacted by an inventory step up cost of $0.2 million ($0.1 million net of tax or $ 0.01 per diluted share) and transaction costs of $0.9 million ($0.7 million net of tax or $0.09 per diluted share), both related to the MTEX acquisition and CFO transition charges of $0.4 million ($0.3 million net of tax or $0.05 per diluted share). On a comparable basis, we reported a net income of $2.0 million, or $0.27 per diluted share, for the first nine months of the prior year. The results for this period were impacted by expense of $2.7 million ($2.0 million net of tax or $0.28 per diluted share) related to our restructuring plan and expense of $0.9 million ($0.7 million net of tax or $0.09 per diluted share) related to our product retrofit program.

Segment Analysis

We report two segments: PI and T&M and evaluate segment performance based on the segment profit before general and administrative expenses. Summarized below are the Revenue and Segment Operating Profit for each reporting segment:

	Three Months Ended				Nine Months Ended
	Revenue		Segment Operating Profit		Revenue		Segment Operating Profit
(In thousands)	November 2, 2024	October 28, 2023	November 2, 2024	October 28, 2023	November 2, 2024	October 28, 2023	November 2, 2024	October 28, 2023
PI	$26,317	$26,543	$1,868	$4,794	$76,667	$77,416	$7,208	$6,848
T&M	14,105	11,006	3,251	2,558	37,255	31,077	8,806	6,548
Total	$40,422	$37,549	5,119	7,352	$113,922	$108,493	16,014	13,396
General and Administrative Expenses			3,855	2,734			12,343	8,514
Operating Income			1,264	4,618			3,671	4,882
Interest Expense			944	630			2,363	1,919
Other (Income)/Expense, net			46	287			337	242
Income Before Income Taxes			274	3,701			971	2,721
Income Tax Provision (Benefit)			34	949			(139)	738
Net Income			$240	$2,752			$1,110	$1,983

Product Identification-PI

During the second quarter of the current year we acquired MTEX, a Portugal-based manufacturer of digital printing equipment. Since the closing of that transaction on May 6, 2024, MTEX is reported as a part of our PI segment. Although we remain very excited about the opportunities created by MTEX’s complementary product portfolio and anticipate improved overall business and enhanced customer service as we integrate MTEX’s advanced technology across other areas of our product portfolio, the integration of MTEX has been more time-consuming and resource-intensive than we originally anticipated. In the course of integrating MTEX into our operations, we have discovered certain facts that we believe may constitute breaches of the representations and warranties included in the definitive agreements governing our acquisition of MTEX. We are continuing to investigate these matters and are seeking remedies from the seller under those agreements. In the third quarter of the current year, MTEX had an operating loss of $1.1 million on revenue of $1.7 million and year-to-date revenue of $2.5 million and an operating loss of $2.4 million. Corporate expense for the third quarter of the current year has increased $1.1 million or 41.0% compared to the same period of the prior year primarily as a result of $0.3 million of MTEX G&A expenses that are not allocated to any segment and $0.3 million of fees related to the acquisition of MTEX. Corporate expense for the first nine months of the current year have increased $3.8 million or 45.0% compared to the prior year primarily as a result of $0.7 million of MTEX G&A expenses that are not allocated to any segment, $0.9 million of fees related to the acquisition of MTEX and $0.4 million of CFO transition charges.

Revenue from the PI segment decreased $0.2 million or 0.9%, in the third quarter of the current year, with revenue of $26.3 million compared to $26.5 million in the same period of the prior year. The current quarter decrease is primarily attributable to a decrease in sales of legacy PI hardware and supply products and a delayed release of an OEM printer within our Astro Machine product line. Initially slated for release in the third quarter, due to the need for additional development time, shipments of the printer did not begin until early in the fourth quarter of the current year. The decline in current quarter revenue was partially offset by an increase in supplies sales in the Trojan Label product line and the contribution of sales of $1.7 million from MTEX. We expect revenue growth will become positive going forward as the delayed shipments of Astro Machine products will be made in the fourth quarter of the current year, along with the continuing contribution from the MTEX acquisition. The PI segment recognized current quarter segment operating income of $1.9 million, reflecting a profit margin of 7.1%. This compares to the prior year’s third quarter segment profit of $4.8 million and related margin of 18.1%. The decrease in the current year third quarter PI segment operating profit and margin is primarily due to higher costs in the 2024 period, in part associated with the MTEX acquisition, product mix, lower sales volume in Europe and the delayed Astro Machine product release.

Revenue from the PI segment decreased by $0.7 million or 1.0% to $76.7 in the first nine months of the current year from $77.4 million in the same period of the prior year. The current year decrease is primarily attributable to a decrease in sales of legacy PI hardware products and a delayed release of an OEM printer within our Astro Machine product line. The decline in current quarter revenue was partially offset by an increase in supplies sales in the Trojan Label product line and the contribution of $2.5 million of sales from MTEX . The current year's first nine months of PI segment operating profit was $7.2 million with a profit margin of 9.4%, compared to the first nine months of the prior year’s segment operating profit of $6.8 million and related profit margin of 8.8%. The increase in current year's PI segment operating profit and margin is primarily due to higher sales, lower manufacturing and period expenses as a result of the impact of the fiscal 2024 restructuring plan and product retrofit program costs that were incurred in the prior year and a favorable product mix.

Test & Measurement—T&M

Revenue from the T&M segment was $14.1 million for the third quarter of the current fiscal year, representing a $3.1 million or 28.2% increase compared to revenue of $11.0 million for the same period in the prior year. The increase in revenue for the current quarter is primarily attributable to an increase in sales of certain of our new, more advanced Tough Writer-branded printers in the aerospace printer product line, as well as increases in supplies, parts and repairs revenue also in our aerospace product lines. Our aerospace product line continues to benefit from strong demand across the commercial aviation sector. The demand for aircraft is increasing due to the recovery of global air travel to pre-pandemic levels and the need for fleet modernization. Airlines are expanding and upgrading their fleets to accommodate rising passenger numbers and to improve efficiency through fuel-saving technologies and, as a result, aircraft manufacturers are increasing production rates to address significant backlogs of orders ,although this trend was tempered in the third quarter of the current year by a machinists’ strike affecting our customer, The Boeing Company. T&M’s third quarter segment operating profit was $3.3 million, reflecting a profit margin of 23.0%, compared to the prior year third quarter segment operating profit of $2.6 million and related operating margin of 23.2%. The decrease in T&M’s current year third quarter segment operating profit margin is due to an increase in manufacturing variance costs and operating expenses.

Revenue from the T&M segment was $37.3 million for the first nine months of the current fiscal year, a $6.2 million or 19.9% increase compared to sales of $31.1 million for the same period in the prior year. The increase in revenue for the current year was primarily attributable to increased parts and repairs revenue in our aerospace product lines as a result of increased aerospace printer product unit volume. Also contributing to the current year increase was an increase in sales of aerospace printers and related supplies. Demand for printers, especially for narrow-body aircraft, has increased due to the post-pandemic recovery in air travel demand, which has driven new orders of airplanes and a corresponding increase in production rates. T&M’s first nine months of segment operating profit of $8.8 million resulted in a 23.6% operating margin compared to the prior year’s segment operating profit of $6.5 million and related operating margin of 21.1%. The increase in T&M’s current year segment operating profit and related margin is due to higher sales and a favorable product mix.

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

We believe cash flow generation from operations and available unused credit capacity under our revolving credit facility will support our anticipated needs. Additionally, as discussed below, we entered into a revised credit agreement with our lender to finance our acquisition of MTEX. In fiscal 2025 (after required debt amortization and payment of minimum guaranteed royalty payments to Honeywell), we plan to focus on inventory reduction and reduction of debt outstanding under our credit agreement, to the degree practicable and as constrained by supply chain management challenges.

In connection with our acquisition of MTEX, on May 6, 2024, we entered a Third Amendment to Amended and Restated Credit Agreement (the “Amendment”) with Bank of America, N.A., as lender (the “Lender”). The Amendment amended the Amended and Restated Credit Agreement dated as of July 30, 2020, as amended by the First Amendment to Amended and Restated Credit Agreement, dated as of March 24, 2021, the LIBOR Transition Amendment, dated as of December 14, 2021, the Second Amendment to Amended and Restated Credit Agreement dated as of August 4, 2022, and the Joinder Agreement relating to Astro Machine dated as of August 26, 2022 (as so amended, the “Existing Credit Agreement”; the Existing Credit Agreement as amended by the

Amendment, the “Amended Credit Agreement”), between AstroNova, Inc. as the borrower, Astro Machine as a guarantor, and the Lender.

The Amended Credit Agreement provides for (i) a new term loan to AstroNova, Inc.in the principal amount of EUR 14.0 million (the “Term A-2 Loan”), which term loan is in addition to the existing term loan (the “Existing Term Loan”) outstanding under the Existing Credit Agreement in the principal amount of approximately $12.3 million as of the effective date of the Amendment, and (ii) an increase in the aggregate principal amount of the revolving credit facility available to AstroNova, Inc. from $25.0 million to $30.0 million until January 31, 2025, upon and after which the aggregate principal amount of the revolving credit facility will reduce to $25.0 million. At the closing of the Amendment, we borrowed the entire EUR 14.0 million Term A-2 Loan, EUR 3.0 million under the revolving credit facility, and a US dollar amount under the revolving credit facility that was converted to Euros to satisfy the entire purchase price for MTEX payable on the closing date. The revolving credit facility may otherwise be used for general corporate purposes. The revolving credit loans may continue to be borrowed, at our option, in U.S. Dollars or, subject to certain conditions, Euros, British Pounds, Canadian Dollars or Danish Kroner.

At November 2, 2024 our cash and cash equivalents were $4.4 million. We have borrowed $20.1 million on our revolving line of credit with Bank of America and have $9.9 million available for borrowing under that facility as of November 2, 2024. Additionally, our recent MTEX acquisition has a EUR 0.5 million ($0.5 million) available line of credit with Caixa Central de Crédito Agricola Mutuo. This credit line was established in December 2023 and is renewable every six months. There was EUR 0.1 million ($0.1 million) outstanding on this line of credit as of November 2, 2024.

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

The loans under the Amended Credit Agreement are subject to certain mandatory prepayments, subject to various exceptions, from net cash proceeds from certain dispositions of property, certain issuances of equity, certain issuances of additional debt and certain extraordinary receipts.

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

We must comply with various customary financial and non-financial covenants under the Amended Credit Agreement. The financial covenants under the Amended Credit Agreement consist of a maximum consolidated leverage ratio and a minimum consolidated fixed charge coverage ratio, certain of the provisions of which were modified by the Amendment; the minimum consolidated asset coverage ratio under the Existing Credit Agreement was eliminated by the Amendment. The primary non-financial covenants limit our and our subsidiaries’ ability to incur future indebtedness, to place liens on assets, to pay dividends or distributions on our or our subsidiaries’ capital stock, to repurchase or acquire our or our subsidiaries’ capital stock, to conduct mergers or acquisitions, to sell assets, to alter our or our subsidiaries’ capital structure, to make investments and loans, to change the nature of our or our subsidiaries’ business, and to prepay subordinated indebtedness, in each case subject to certain exceptions and thresholds as set forth in the Amended Credit Agreement, certain of which provisions were modified by the Amendment. As of November 2, 2024, we believe we are in compliance with all of the covenants in the Credit Agreement.

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

Assumed Financing Obligations of MTEX

In connection with the purchase of MTEX, on the May 6, 2024 closing date of this acquisition we assumed certain existing financing obligations of MTEX that remain outstanding as of November 2, 2024. The long-term debt obligations of MTEX that remain outstanding include a term loan ( the “MTEX Term Loan”) pursuant to the agreement dated December 22, 2023, (the “MTEX Term Loan Agreement”) between MTEX and Caixa Central de Crédito Agricola Mutuo. The MTEX Term Loan provides for a term loan in the principal amount of EUR 1.5 million ($1.6 million) and requires monthly principal and interest payments totaling EUR 17,402 ($18,795) commencing in October 2024 continuing through maturity on December 21, 2033, and bears interest at a fixed rate of 6.022% per annum.

MTEX has also received government assistance in the form of interest-free loans from government agencies located in Portugal (the “MTEX Government Grant Term Loans”). The MTEX Government Grant Term Loans are to be repaid to the applicable government agencies and are classified as long-term debt. The current balance of the MTEX Government Grants Term Loans as of November 2, 2024 is EUR 1.0 million ($1.1 million). The MTEX Government Grant Term Loans provide interest-free financing so long as monthly principal payments are made. In the event that MTEX and the applicable government agency renegotiate the payment dates, interest will be calculated according to a rate determined by the government agency as of the date of renegotiation and added to the outstanding principal payments. The MTEX Government Grants Term Loans mature between December 2024 and January 2027.

Additionally, we assumed short-term financing obligations of MTEX that remain outstanding as of November 2, 2024, including letters of credit, maturing term loans, and financing arrangements for working capital classified as debt.

Cash Flow

Our statements of cash flows for the nine months ended November 2, 2024 and October 28, 2023 are included in Part I, Item 1 of this Quarterly Report on Form 10-Q. Net cash provided by operating activities was $2.3 million for the first nine months of fiscal 2025 compared to $5.9 million for the same period of the previous year. The decrease in net cash provided by operations for the first nine months of the current year is primarily due to lower net income offset by a slight increase in cash provided by working capital. Cash provided by operating activities for the first nine months of fiscal 2024 was impacted by $2.0 million of non-cash restructuring costs.

Our accounts receivable balance increased to $25.2 million at the end of the third quarter of fiscal 2025 compared to $23.1 million at year end. Excluding the impact of the MTEX acquisition, accounts receivable decreased $1.6 million from year end. Days sales outstanding for the third quarter of the current year increased to 56 days compared to 52 days at year end due to increased aerospace sales which have longer payment terms. Our inventory balance was $48.6 million at the end of the third quarter of fiscal 2025, an increase compared to $46.4 million at year end. Excluding the impact of the MTEX acquisition, inventories decreased $1.4 million from year end. Inventory days on hand decreased to 164 days at the end of the current quarter from 168 days at the prior year end.

Our cash position at November 2, 2024, was $4.4 million compared to $4.5 million at year end. The slight decrease in cash during the current quarter was primarily a result of lower cash from operations and cash outflows during the current year, including $19.1 million for the acquisition of MTEX, principal payments on our long term-debt of $6.7 million, payment of our guaranteed royalty obligation of $1.2 million, and cash used for capital expenditures of $1.1 million, which were partially offset by cash inflows during the current year including proceeds from our long-term debt of $15.1 million and net borrowings on our revolving line of credit of $10.8 million.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

During the nine months ended November 2, 2024, there were no material changes to our market risk disclosures as set forth in Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended January 31, 2024.

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

Our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of November 2, 2024 as a result of the material weakness in our internal control over financial reporting described below.

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

Plan for Remediation of Material Weakness

Our management has discussed the identified material weakness with the Audit Committee of our Board of Directors. Subsequent to January 31, 2024, we began to implement measures designed to improve internal control over financial reporting and to remediate our material weakness, and we implemented our NetSuite ERP system at our Astro Machine subsidiary, at the beginning of September 2024. We are currently in the process of evaluating and testing this system to ensure that all controls related to this implementation are operating as documented and are effective.

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

Changes in Internal Control over Financial Reporting

Except for the measures taken to remediate our identified material weakness noted above, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the fiscal quarter ended November 2, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Except as set forth below, there have been no material updates to the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2024.

We may not realize the anticipated benefits of past or future acquisitions, divestitures and strategic partnerships, and integration of acquired companies or divestiture of businesses may negatively impact our overall business.

We have made strategic investments in other companies, products and technologies, including our August 2022 acquisition of Astro Machine LLC and our May 2024 acquisition of MTEX. We will continue to identify and pursue acquisitions of complementary companies and strategic assets, such as customer bases, products and technology. However, there can be no assurance that we will be able to identify suitable acquisition opportunities. In any acquisition that we complete, we cannot be certain that:

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

For example, in the Astro Machine business, revenues are concentrated in a relatively small number of customers. Failure to satisfy the delivery requirements of those customers or to adequately respond to their evolving product requirements could cause us to lose one or more customers which would have a material adverse impact on our financial condition and results of operation due to lower revenue and could result in intangible asset impairment. We have also faced challenges in our efforts to integrate MTEX and Astro Machine into our operations, such as the material weakness we identified relating to our failure to design and maintain an effective control environment to ensure the accurate and timely reporting of transactions of our Astro Machine business.

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

If we are not able to successfully integrate or divest businesses, products, technologies or personnel that we acquire or divest, or are not able to realize the expected benefits of our acquisitions, divestitures or strategic partnerships, our business, results of operations and financial condition could be adversely affected.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

During the third quarter of fiscal 2024, we made the following repurchases of our common stock:

	Total Number of Shares Repurchased	Weighted Average Price paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Be Purchased Under the Plans or Programs
August 1 - August 31	—	$—	—	—
September 1 - September 30	—	$—	—	—
October 1 - October 31	—	$—	—	—

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

ASTRONOVA, INC. (Registrant)

Date: December 12, 2024	By	/s/ Gregory A. Woods
Gregory A. Woods,
President and Chief Executive Officer
(Principal Executive Officer)

	By	/s/ Thomas DeByle
Thomas DeByle,
Vice President, Chief Financial Officer and Treasurer
(Principal Accounting Officer and Principal Financial Officer)