Form 10-K
period 2025-01-31
AstroNova, Inc.
filed 2025-04-15
CIK 8146

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2025

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

The aggregate market value of the registrant’s voting common equity held by non-affiliates at August 3, 2024, was approximately $105,528,000 based on the closing price on the Nasdaq Global Market on that date. The registrant has no non-voting common shares.

As of April 9, 2025, there were 7,574,834 shares of Common Stock (par value $0.05 per share) of the registrant outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s definitive Proxy Statement for the 2025 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

Auditor Firm Id:	PCAOB ID No. 392	Auditor Name:	Wolf & Company, P.C.	Auditor Location:	Boston, MA

ASTRONOVA, INC.

FORM 10-K

ASTRONOVA, INC.

Forward-Looking Statements

The information included in this Annual Report on Form 10-K may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are not statements of historical fact but rather reflect our current expectations concerning future events and results. We generally use the words “believes,” “expects,” “intends,” “plans,” “anticipates,” “likely,” “continues,” “may,” “will,” and similar expressions to identify forward-looking statements. Such forward-looking statements, including those concerning our expectations, involve risks, uncertainties, and other factors, some of which are beyond our control, which may cause our actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements. These risks, uncertainties and factors include, but are not limited to, those factors set forth in this Annual Report on Form 10-K under “Item 1A. Risk Factors.” We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. The reader is cautioned not to unduly rely on such forward-looking statements when evaluating the information presented in this Annual Report on Form 10-K.

PART I

Item 1. Business

General

Unless otherwise indicated, references to “AstroNova,” the “Company,” “we,” “our,” and “us” in this Annual Report on Form 10-K refer to AstroNova, Inc. and its consolidated subsidiaries.

•
We design, develop, manufacture, and distribute a broad range of specialty printers and data acquisition and analysis systems, including both hardware and software, which incorporate advanced technologies to acquire, store, analyze, and present data in multiple formats. Target markets for our hardware and software products include aerospace, apparel, automotive, aviation, chemicals, computer peripherals, communications, distribution, food and beverage, general manufacturing, packaging, and transportation.

Our products are distributed worldwide through our own sales force, authorized dealers, and independent dealers and representatives.

Our business consists of two segments, Product Identification (“PI”) and Test & Measurement (“T&M”). The PI segment includes specialty printing systems and related supplies sold under the QuickLabel®, TrojanLabel®, and GetLabels™ brand names. The T&M segment includes our line of aerospace printers, Ethernet networking products and test and measurement data acquisition systems sold under the AstroNova® brand name. Refer to Note 17, “Segment Reporting and Geographical Information,” in our audited consolidated financial statements elsewhere in this report for financial information regarding our segments.

On May 4, 2024, we entered into an agreement to acquire MTEX New Solution, S.A. (“MTEX”), a Portugal-based manufacturer of digital printing equipment that addresses a wide variety of markets and applications including textiles, packaging, labeling, apparel, footwear and more. We reported MTEX as a part of our PI segment as of May 6, 2024, the closing date of this acquisition. On August 4, 2022, we acquired Astro Machine LLC (“Astro Machine”), an Illinois-based manufacturer of printing equipment, including label printers and related accessories, tabbers, conveyors, and envelope feeders. Astro Machine is reported as a part of our PI segment beginning with the third quarter of fiscal 2023. Refer to Note 2, “Acquisitions,” in our audited consolidated financial statements included elsewhere in this report for further details on these acquisitions.

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

PI products sold under the QuickLabel, TrojanLabel and GetLabels brands are used in brand owner and commercial applications to provide product packaging, marketing, tracking, branding, and labeling solutions to a wide array of industries. The PI segment offers a variety of digital color label tabletop printers and light commercial label printers, direct-to-package printers, high-volume presses, and specialty original equipment manufacturer (“OEM”) printing systems. The PI segment also offers a wide range of label, tag and other supplies, including ink and toner, allowing customers to mark, track, protect and enhance the appearance of their products. PI products sold under our May 2024 MTEX acquisition are mid-to-high volume direct-to-package printers and label printers primarily targeting the industrial and commercial printing segments. PI products sold under Astro Machine which was acquired on August 4, 2022, also include a variety of label printers, envelope and packaging printing, and related processing and handling equipment. In the T&M segment, we have a long history of using our technologies to provide networking systems and high-resolution flight deck and cabin printers for the aerospace market. In addition, the T&M segment includes data acquisition recorders, sold under the AstroNova brand, to enable our customers to acquire and record visual and electronic signal data from local and networked data streams and sensors. The recorded data is processed, analyzed, stored and presented in various visual formats.

Product Identification

Our PI segment includes QuickLabel, TrojanLabel, GetLabels, Astro Machine and MTEX and offers digital product marking and identification solutions for brand owners, small print shops and OEMs with products sold through channel partners or directly to end users.

The MTEX acquisition enhances our offerings in the commercial printing segment with hardware, software, and supplies that support efficient, flexible, and cost-saving digital printing primarily targeting mid-to-high volume markets. Customers benefit from on-demand label or packaging printing at an efficient cost, accommodating the needs of customers requiring high volumes of medium production runs.

In the brand-owner segment, our one-stop shop strategy aims to provide brand-owners and print shops with label printers, application specific label media and matched inks, as well as label management software, which is optimized for excellent print quality when combined with GetLabels branded tags and label supplies. Our wide range of printers from small tabletop printers to large industrial printers allows us to address a broad range of applications in this segment.

Astro Machine is a U.S.-based manufacturing and technology company providing inkjet printers, conveyors, tabbers, software, and various components to the mail and addressing markets, as well as the label and packaging markets. Astro Machine serves OEM and value-added resellers that have a deep understanding of these markets and loyal customer bases.

Our recently acquired MTEX product portfolio enabled us to further expand into the mid-market segment by providing label and package printing solutions for higher volume brand owners and commercial printers. Additionally, we were able to enter the high-volume market with certain MTEX product offerings. This segment invests in heavier duty printing equipment with a focus on reliability and optimization of operating costs to maximize profitability. We believe that the next generation print engine technology that we acquired from MTEX will enhance MTEX and other PI offerings. Additionally, the TRAX Machine Monitoring software integrated into all of our MTEX products improves the customer experience by maximizing machine uptime and ensures usage of only authentic AstroNova approved consumables.

The PI segment also provides worldwide training and support as well as develops and licenses various specialized software programs to design and manage labels, print images, manage and operate our printers and presses, and coordinate printing on an automated basis directly or over networked systems.

Test & Measurement

Products sold under our T&M segment are designed and manufactured for airborne printing and networking solutions and data acquisition. Our aerospace products include flight deck printing solutions, networking hardware and specialized aerospace-grade thermal paper. Our data acquisition systems are used in research and development; flight testing; missile/rocket telemetry; production monitoring; and power and maintenance applications. These products are sold to customers in various industries, including aerospace and defense, automotive, commercial airline, energy, manufacturing and transportation, to meet their need to acquire and record data from local and networked data streams and sensors.

Our airborne printers, which include our flagship ToughWriter® series, are used in the flight decks of military transport, commercial transport, and business aircraft to print hard copies of data. This enhances flight safety and reduces pilot workload by providing ready access to many types of critical flight-specific information required for the safe and efficient operation of aircraft. Examples of printed data include navigation maps, arrival and departure information, flight itineraries, weather maps, notice to airmen ("NOTAMs"), performance data, passenger data, and air traffic control communications. ToughSwitch® Ethernet switches are used primarily in military aircraft and military vehicles to connect multiple computers or Ethernet devices. Our ToughWriter airborne printers and ToughSwitch Ethernet switches are ruggedized to comply with rigorous military and commercial flight-worthiness standards for operation under extreme environmental conditions. We are currently furnishing ToughWriter printers for various aircraft made by Airbus, Boeing, Embraer, Lockheed, Gulfstream, and others. In addition to our ToughWriter products, we furnish other acquired flight deck printer products, including the TP/NP series, the RTP80 series and the PTA-45B series of airborne printers. The PTA-45B is subject to an Asset Purchase and License Agreement with Honeywell International, Inc. (the “Honeywell Agreement”), pursuant to which we acquired an exclusive perpetual worldwide license to manufacture and support Honeywell’s narrow-format flight deck printers for the Boeing B737 and Airbus A320 aircraft. Over time we expect customers to replace the PTA-45B and other acquired printer product lines with the AstroNova-designed ToughWriter products because of its numerous technical features, functional advantages and significant weight savings. Currently, almost half of the airborne printers we sell are ToughWriter branded, and we expect the percentage of ToughWriter products to continue to grow over the next several years, and notably in fiscal 2026.

Other T&M products include the TMX® and TMX-200 all-in-one high-speed data acquisition systems for applications requiring high channel counts and acquisition rates; the Daxus® DXS-100 distributed data acquisition platform; the SmartCorder® DDX-100, a portable all-in-one data acquisition system for R&D facility and field testing; and the Everest® EV-5000 and RC-300 digital strip chart recording systems used mainly in aerospace and defense applications. The Daxus DXS-100 can be connected to the SmartCorder to increase channel count or networked as part of a distributed measurement system spanning vast distances.

Technology

Our core technologies are data visualization technologies that relate to (1) acquiring data; (2) conditioning the data; (3) displaying or printing the data on hard copy, visual displays or electronic storage media; and (4) analyzing the data. To support our data visualization technology, we maintain technological core competencies and trade secret know-how concerning the subject matter particular to each business unit. The technological disciplines are diverse and include electronic, software, mechanical and industrial engineering aspects. Additionally, we possess engineering expertise in digital signal processing, image processing, fluidics, color theory, high-speed material handling, and airworthiness design.

Intellectual Property

We rely on a combination of copyright, patent, trademark, and trade secret laws in the United States and other jurisdictions to protect our technology and brand names. While we consider our intellectual property to be important to the operation of our business, other than our Honeywell license agreement, we do not believe that any existing patent, trademark, or other intellectual property right is of such significance that its loss or termination would have a material adverse effect on our business taken as a whole.

Manufacturing and Supplies

We manufacture many of the products that we design and sell. Raw materials and supplies are typically available from a wide variety of sources. We manufacture many sub-assemblies and parts in-house, including certain specialty printed circuit board assemblies and harnesses, and we have extensive electronic and mechanical final assembly and test operations. Many parts that are not manufactured in-house are standard electronic items available from multiple sources. Other printers and parts are designed or modified by us and manufactured by outside vendors according to our specifications. We also purchase certain components, assembled products, and supplies used to manufacture or to be sold with our products, from single- or limited- source suppliers. Although we believe the majority of these sole or limited source components, assembled products, and supplies could be sourced elsewhere with appropriate changes in the design of our products, the required design changes might not be feasible on a timely basis, and any interruption in these components, products or supplies could adversely affect our business. When circumstances cause us to anticipate that we may not be able to acquire such components, products or supplies on a timely basis, our practice is to procure a sufficient quantity in advance. In the past, we have made such advanced purchases primarily for aerospace products and in quantities that we anticipate will suffice for the life of the aircraft program for which those printers are designed.

Marketing and Competition

We compete worldwide in multiple markets. Through our existing network of manufacturing, sales and support facilities, during fiscal 2025, we sold our products to customers in approximately 100 countries.

We believe we are a market leader in tabletop digital color label printing technology in the specialty on-demand printing field, the market leader in flight deck printers, and an innovator in digital color mini-press systems. In the data acquisition area, we are one of the leaders in general-purpose, portable, high-speed data acquisition systems.

We retain our leadership position in the markets we serve by virtue of our proprietary technology, product reputation, delivery, channels to market, technical assistance, and service to customers. The number of competitors we face in any given market varies by product line. Key competitive factors vary among our product lines but include technology, quality, service and support, distribution network and breadth of product and service offerings.

Our PI products are sold by direct field salespersons and independent dealers and representatives, while our T&M products are sold predominantly through independent representatives. In the United States, we have factory-trained direct-field salespeople located throughout the country specializing in PI products. We also have direct field sales or service centers in Canada, China, Denmark, France, Germany, Malaysia, Mexico, Portugal, Singapore, and the United Kingdom staffed by our own employees and dedicated third-party contractors. Additionally, we utilize over 125 independent dealers and representatives selling and marketing our products in approximately 60 countries.

No single customer accounted for 10% or more of our net revenue in any of the last three fiscal years.

Order Backlog

Our order backlog is predominantly but not exclusively for products that will be delivered within twelve months, and backlog scheduled for beyond twelve months is predominantly within the T&M segment. However, backlog varies regularly and is not a highly reliable predictive indicator of near-term future sales trends, primarily due to the frequent longer-term original equipment and supplies orders within the T&M segment. In the PI segment, we have multi-period (but typically not multi-year) blanket order arrangements with many customers for labels and other supplies. Printer hardware in the PI segment is typically shipped within a short period of time after orders are booked. Manufacturing production is designed to meet forecasted demand and built-to-order customer requirements. Backlog at January 31, 2025 and 2024 was $28.3 million and $31.4 million, respectively.

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

Employees

As of January 31, 2025, we employed 441 full-time employees, including 72 employees from our MTEX acquisition. Of our full-time employees, 280 were in the United States, 143 were in Europe, 11 were in Canada, five were in Asia, and two were in Mexico.

Our employees are not represented by a labor union or covered by a collective bargaining agreement, except for employees in France, where local regulations generally require collective bargaining agreements.

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

Culture

We are deeply committed to, and invest substantial resources in, maintaining and improving a strong and definable company culture that shapes how we operate and engage with stakeholders and employees. Our culture consists of four key components:

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

Information about Our Executive Officers

The following sets forth certain information with respect to all executive officers of the Company as of April 15, 2025. All officers serve at the pleasure of the Board of Directors.

Name	Age	Position
Gregory A. Woods	66	President, Chief Executive Officer and Director
Thomas D. DeByle	65	Vice President, Chief Financial Officer and Treasurer
Stephen M. Petrarca	62	Vice President - Operations
Michael J. Natalizia	61	Vice President - Technology & Strategic Alliances, Chief Technology Officer
Tom W. Carll	58	Vice President and General Manager - Aerospace

Mr. Woods has served as Chief Executive Officer of the Company since February 1, 2014. Mr. Woods joined the Company in September 2012 as Executive Vice President and Chief Operating Officer and was appointed President and Chief Operating Officer on August 29, 2013.

Mr. DeByle was appointed Vice President, Chief Financial Officer, and Treasurer of the Company effective June 17, 2024. Prior to joining the Company, Mr. DeByle served as Chief Financial Officer for Plastic Industries, a manufacturer of blow molded, high-density polyethylene bottles for food, specialty beverage, dairy, health, wellness, household and industrial product markets, from October 2021 through the sale of the business to Altium Packaging in August 2022. Mr. DeByle also held the position of Sr. Vice President and Chief Financial Officer of NN, Inc., a global precision component manufacturer with extensive experience in machining, stamping, and precious metal plating from September 2019 to June 2021, and Vice President, Chief Financial Officer and Treasurer of Standex International Corporation, a global multi-industry manufacturer in five broad business segments: Electronics, Engraving, Scientific, Engineering Technologies, and Specialty Solutions from March 2008 through September 2019. Additionally, Mr. DeByle currently serves on the Board of Directors of Chase Corporation and Good Foods Group, LLC.

Mr. Petrarca was appointed Vice President - Operations in 1998. He has previously held positions as General Manager of Manufacturing, Manager of Grass Operations and Manager of Grass Sales. He has been with the Company since 1980.

Mr. Natalizia was appointed Vice President - Technology & Strategic Alliances and Chief Technology Officer of the Company on March 9, 2012. Prior to this appointment, Mr. Natalizia had held the position of Director of Product Development of the Company since 2005.

Mr. Carll joined the Company in 1989 and has held the position of Vice President and General Manager - Aerospace since 2011. Previously, Mr. Carll was Product Manager and National Sales Manager of the AstroNova Test & Measurement product group and, from its formation in 2004, the AstroNova Aerospace business group.

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

Available Information

We make available on our website (www.astronovainc.com) our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and, if applicable, amendments to those reports filed or furnished pursuant to Sections 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the U.S. Securities and Exchange Commission ("SEC"). These filings are also accessible on the SEC’s website at http://www.sec.gov.

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

Any decline in our customers’ markets or their general economic conditions would likely result in a reduction in demand for our products. For example, the late 2024 strike at Boeing has negatively affected our volume of airborne printer deliveries. In addition, the impact of air-safety incidents or of another viral pandemic or other widespread health emergencies could negatively impact our business in the future. Production or supply chain issues experienced by any aircraft manufacturer may cause aircraft deliveries to grow more slowly or decline, which would reduce demand for our products, and in turn harm our results of operations, financial position and cash flows.

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

Our profitability is dependent upon our ability to control our cost structure.

Our profitability is directly impacted by our levels of fixed and variable costs. We are continually reviewing our operations with a view towards reducing our cost structure, including but not limited to reducing our labor cost-to-revenue ratio, improving process and system efficiencies and outsourcing certain internal functions. In fiscal 2024, we engaged in restructuring actions to reduce our cost structure in our PI segment and we recently announced that we will implement another restructuring action focused on the PI segment in fiscal 2026. However, if these efforts to constrain the cost of our operations are inadequate to offset higher product and employee wage costs, our results of operations and financial position could be materially adversely affected.

Our inability to adequately enforce and protect our intellectual property or defend against assertions of infringement or the loss of certain licenses could prevent or restrict our ability to compete.

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

We maintain a significant amount of inventory, and as a result of recent supply chain disruptions and announced or anticipated price increases from suppliers and possibly from tariffs, we have further increased the amount of inventory we maintain on hand to ensure we are able to meet market demand for our products at a reasonable price. These increases have been concentrated in label printing machines and supplies sold by our PI business, as well as in electronic components and assemblies in our T&M business. We maintain allowances for slow-moving and obsolete inventory that we believe are adequate, but any significant unanticipated changes in future product demand or market conditions could have an impact on the value of inventory and adversely affect our business, operating results and financial condition.

We could incur liabilities as a result of installed product failures due to design or manufacturing defects.

We have incurred and could in the future incur additional liabilities because of product failures due to design or manufacturing defects. Our products may have defects despite our internal testing or testing by customers. These defects could result in, among other things, increased warranty provisions, a delay in recognition of sales, loss of sales, loss of market share, failure to achieve market acceptance, or damage to our reputation. We could be subject to material claims by customers and may incur substantial expenses to correct any product defects. While in the past, we have successfully obtained partial compensation from suppliers for their contribution to product quality issues, we may not be successful in such a recovery in the future, and these recoveries have not in the past and are not in the future likely to fully offset all of the financial impact on us. For example, in fiscal 2023, the quality of products obtained from one of the key suppliers to our PI segment declined and we were unable to detect latent defects in their products in a timely manner, which resulted in our incurring increased technical service and warranty expenses. We obtained partial compensation from that supplier, but this was insufficient to fully cover all of our costs related to this issue. We also believe we have experienced demand declines as a result of customers’ perceptions of the quality defects related to this supplier. In fiscal 2024, we continued to have quality and reliability issues in certain models of our PI printers as a result of faulty ink provided by one of our larger suppliers. During the second quarter of fiscal 2024, we initiated a program to retrofit all of the printers sold to our customers that were affected by the faulty ink at a total cost of $0.6 million. If we continue to experience product failures due to design or manufacturing defects, our business, results of operations and financial position could be materially and adversely affected.

In addition, through our acquisitions of Astro Machine and MTEX, we have assumed, and may in the future, assume liabilities related to products previously developed by an acquired company that may not have been subjected to adequate product development, testing and quality control processes, and may have unknown or undetected defects. Some types of defects may not be detected until the product is installed in a user environment. This may cause us to incur significant warranty, repair, or re-engineering costs. As such, it could also divert the attention of engineering personnel from product development efforts, which may result in increased costs and lower profitability.

We could experience a significant disruption in, or a security breach of, our information technology system, which could harm our business and adversely affect our results of operations.

We rely on on-premise and cloud-based information technology systems, some of which are managed by or licensed from third parties, to support many critical aspects of our business, as well as to process, transmit, and store our own electronic proprietary or confidential information, and confidential information of customers, employees, suppliers, and others, including personally identifiable information, credit card data, and other proprietary, confidential information. These systems are vulnerable to damage, disruptions, and/or shutdowns due to attacks by cyber-criminals, data breaches, employee errors, power outages, computer viruses, telecommunication or utility failures, systems failures, natural disasters, catastrophic events, or other unforeseen events. These vulnerabilities could interfere with our operations, compromise our data processing capacity and the security of our information and that of our customers and suppliers, and expose us to liability, which could adversely impact our business and reputation. We actively manage these risks through various hardware and software-based techniques that we own, license, or otherwise procure from third parties under contract to safeguard our systems. We also own or procure data storage redundancy and disaster recovery capability from third parties. We have increased our investment in tools, techniques, and training that we believe will reduce our vulnerability to attacks by cybercriminals. However, due to the complexity of our systems, and especially the ever-increasing sophistication of cyber-criminals, there is no assurance that our efforts will be sufficient to prevent cyber-attacks, security breaches, or other potential exploitation of vulnerabilities or systems failures. In any such circumstance, our system redundancy and other disaster recovery planning may be ineffective or inadequate. While we have experienced, and expect to continue to experience, these types of threats to our information technology networks and infrastructure, none of them to date has led to an event that has had a material impact. However, in the future, such events could result in legal claims or proceedings, liability or penalties under privacy laws, disruption in operations, and damage to our brand and reputation, all of which could adversely affect our business, operating results, and financial condition.

We maintain insurance for various cybersecurity risks to mitigate their possible impact. Due to the prevalence of claims in the market for cybersecurity insurance, the cost for that insurance has increased, and the underwriting criteria to obtain such insurance have become far more demanding. There is no assurance that we will be able to obtain such insurance in the future despite our substantial investments in cybersecurity. If we can do so, it may be at substantially higher costs. In addition, in response to these higher costs, we may choose to reduce the amount of insurance we maintain because our improvements in our cybersecurity profile have reduced our risk exposure relative to the increased cost of insurance. If our risk assessments prove incorrect and we have a loss that is not fully covered by insurance, our financial condition and results of operations could be materially negatively impacted.

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

Although we have not experienced any material disruptions due to labor shortages to date, we have observed an overall tightening and increasingly competitive labor market, and the demand for qualified individuals is expected to remain strong for the foreseeable future. Any sustained labor shortage or increased turnover rates within our employee base could lead to increased costs and lost profitability and could otherwise compromise our ability to efficiently operate our business.

We have recorded significant goodwill impairment charges and may be required to record additional charges to future earnings if our goodwill or intangible assets become further impaired, which could materially adversely impact our results of operations.

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

Factors we consider include significant under-performance relative to expected historical or projected future operating results, significant negative industry or economic trends and our market capitalization relative to net book value. In fiscal 2025, we recorded a goodwill impairment charge of $13.4 million related to our MTEX acquisition, due in part to MTEX’s post-acquisition performance and changes to our management’s expectations with regard to MTEX’s performance in future periods. We may be required in the future to record additional significant charges to earnings in our financial statements during the period in which any impairment of our long-lived assets is determined. Such charges could have a significant adverse impact on our results of operations and our financial condition.

Financial and Economic Risks:

Changes to United States tariff and import/export regulations and potential countermeasures could increase our costs and disrupt our global supply chain, which could negatively impact the results of our operations.

The United States has recently instituted or proposed changes in trade policies that include the renegotiation or termination of trade agreements, the imposition of higher tariffs on imports into the United States, economic sanctions on individuals, corporations or countries, and other government regulations affecting trade between the United States and other countries. There continues to exist significant uncertainty about the future relationship between the U.S. and other countries with respect to tariffs and other trade matters. In response to these actions, other countries have announced retaliatory tariffs and other trade measures against the United States. These developments, or the perception that any of them could occur, may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global trade and, in particular, trade between the impacted nations and the United States, which could impact the way in which we do business and could increase the cost of our products. Additionally, such tariffs and any countermeasures could increase the cost of raw materials and components necessary for our operations, increase volatility in the markets in which we operate, disrupt our global supply chain and create additional operational challenges, all of which could have a material adverse effect on our financial condition, results of operations and cash flows.

We face risks related to recession, inflation, stagflation and other economic conditions.

Customer demand for our products may be impacted by weak economic conditions, inflation, stagflation, recession, rising interest rates, equity market volatility or other negative economic factors in the U.S. or other nations. For example, under these conditions or the expectation of such conditions, our customers may cancel orders, delay purchasing decisions, or reduce their use of our services. In addition, these economic conditions could result in higher inventory levels and the possibility of additional charges if we request changes in delivery schedules or if suppliers incur additional costs that they pass on to us. Further, in the event of a recession or threat of a recession, our suppliers, distributors, and other third-party partners may suffer their own financial and economic challenges and, as a result, they may demand pricing accommodations, delay payment, or become insolvent, which could harm our ability to meet our customers’ demands or collect revenue or could otherwise harm our business. Similarly, disruptions in financial or credit markets may impact our ability to manage normal commercial relationships with our customers, suppliers and creditors and might cause us to not be able to continue to access preferred sources of liquidity when we would like, if at all, and our borrowing costs could increase. Thus, if general macroeconomic conditions continue to deteriorate, our business and financial results could adversely affect our business, operating results and financial condition.

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

Because we sell our products worldwide, our business is subject to risks associated with doing business internationally. Revenue from international operations, which includes both direct and indirect sales to customers outside the U.S., accounted for approximately 41% of our total revenue for fiscal 2025, and we anticipate that international sales will continue to account for a significant portion of our revenue. In addition, we have employees, suppliers, contractors and facilities located outside the U.S. Accordingly, our business, operating results and financial condition could be harmed by a variety of factors, including:

•
Interruption to transportation flows for delivery of parts to us and finished goods to our customers;
•
Customer and vendor financial stability;
•
Fluctuations in foreign currency exchange rates;

•
Changes in a specific country’s or region’s environment including political, economic, monetary, regulatory, or other conditions;
•
Trade protection measures and import or export licensing requirements, including the imposition of additional sanctions, tariffs or other trade restrictions or embargoes;
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
•
Unexpected changes in regulatory requirements; and
•
Geopolitical turmoil, including terrorism, war, market dislocations, and public health disruptions, such as that caused by the COVID-19 pandemic, the Russia-Ukraine war or the impact of recently announced tariffs and other trade protection measures.

To date, the impact of the Russia-Ukraine war and the resulting governmental sanctions followed by our decision to halt all activities in the affected areas, has had an immaterial direct impact on our revenues. We believe, however, that the impact on the economies of Western Europe, especially Germany, which is the largest non-North American market for our products, has had a negative impact on demand for our products.

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

If we are unable to comply with our credit agreement with Bank of America or secure alternative financing, our business and financial condition could be materially adversely affected.

Our credit agreement with Bank of America, N.A. requires us, among other things, to satisfy certain financial ratios on an ongoing basis, consisting of a maximum consolidated leverage ratio and certain minimum consolidated fixed charge coverage ratios. We are also required to comply with other covenants and conditions, set forth in our Amended Credit Agreement, including, among others, limitations on our and our subsidiaries’ ability to incur future indebtedness, to place liens on assets, to pay dividends or distributions on their capital stock, to repurchase or acquire their capital stock, to conduct mergers or acquisitions, to sell assets, to alter their capital structure, to make investments and loans, to change the nature of their business, and to prepay subordinated indebtedness, in each case subject to certain exceptions and thresholds as set forth in the credit agreement. At January 31, 2025, we were not in compliance with our credit agreement with Bank of America, which governs our outstanding term loans and revolving line of credit, due to our failure to comply with the maximum consolidated leverage ratio and the minimum consolidated fixed charge coverage ratio in effect for the fiscal measurement period ended on such date. While we were subsequently able to obtain waivers of the associated events of default from Bank of America and amend our credit agreement, there can be no assurance that we would be able to renegotiate the terms of our credit agreement in the event of further covenant violations under our credit agreement. If, in the future, we were to violate the terms of our credit agreement and we were unable to renegotiate its terms at that time or secure alternative financing, it could have a material adverse impact on us.

Our business has substantial indebtedness. The level of our outstanding indebtedness may limit the cash flow available for our operations and exposes us to risks that could adversely affect our business, results of operations, and financial condition.

We currently have, and will likely continue to have, a substantial amount of indebtedness. Our indebtedness could, among other things, make it more difficult for us to satisfy our debt obligations, require us to use a large portion of our cash flow from operations to repay and service our debt or otherwise create liquidity problems, limit our flexibility to adjust to market conditions, place us at a competitive disadvantage and increase our exposure to the impact of interest rate fluctuations. As of January 31, 2025, we had total outstanding debt of $46.7 million, which included (i) $42.7 million in aggregate principal amount of indebtedness outstanding under our credit agreement with Bank of America, consisting of $20.5 million in aggregate outstanding principal under our revolving credit facility, a “Term Loan” in the aggregate outstanding principal amount of $9.5 million, and a Euro-denominated “Term A-2 Loan” in the aggregate outstanding principal amount of $12.7 million, (ii) $0.6 million of outstanding principal indebtedness under a secured equipment facility agreement and (iii) $3.4 million of outstanding debt assumed as part of the MTEX acquisition. The term loans and revolving credit loans under our credit agreement with Bank of America have a final maturity date of August 4, 2027, but we may prepay the term loans or borrowings under the revolving credit facility at any time without premium or penalty (other than customary breakage costs, if applicable). The secured equipment facility has a maturity date of January 23, 2029, and the assumed MTEX debt has varying maturity dates through 2033.

We expect to obtain the money to pay our expenses and pay the principal and interest on our indebtedness from cash flow from our operations and potentially from other debt or equity offerings. Accordingly, our ability to meet our obligations depends on our future performance and capital-raising activities, which will be affected by financial, business, economic and other factors, many of which are beyond our control. If our cash flow and capital resources prove inadequate to allow us to pay the principal and interest on our debt and meet our other obligations, we could face substantial liquidity problems and might be required to dispose of material assets or operations, restructure or refinance our debt, which we may be unable to do on acceptable terms, and forego attractive business opportunities.

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

We have made strategic investments in other companies, products and technologies, including our August 2022 acquisition of Astro Machine LLC and our May 2024 acquisition of MTEX. In the future we may identify and pursue acquisitions of additional complementary companies and strategic assets, such as customer bases, products and technology. However, there can be no assurance that we will be able to identify suitable acquisition opportunities. In any acquisition that we complete, we cannot be certain that:

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
•
Our acquisitions will achieve the planned objectives, return on investment or future earnings expectations;
•
We will successfully implement effective disclosure controls and internal controls over financial reporting at the acquired business in a timely fashion; and
•
Respective operations, management and personnel will be compatible.

For example, Astro Machine revenues are concentrated in a relatively small number of customers. Failure to satisfy the delivery requirements of those customers or to adequately respond to their evolving product requirements could cause us to lose one or more customers which would have a material adverse impact on our financial condition and results of operation due to lower revenue and could result in intangible asset impairment. We have also faced challenges in our efforts to integrate the MTEX and Astro Machine acquisitions into our operations, such as the material weakness we identified relating to our failure to design and maintain an effective control environment to ensure the accurate and timely reporting of transactions of our Astro Machine business in fiscal 2024. We may also incur impairment charges for acquired intangible assets or goodwill relating to our acquisitions, which could result in a significant charge to our earnings in the affected period, such as the goodwill impairment charge of $13.4 million recorded in fiscal 2025 related to the MTEX acquisition.

In certain instances, as permitted by applicable law and NASDAQ rules, acquisitions, such as the MTEX and Astro Machine acquisition, may be consummated without seeking and obtaining shareholder approval, in which case shareholders will not have an opportunity to consider and vote upon the merits of such an acquisition. Although we will endeavor to evaluate the risks inherent in an acquisition, there can be no assurance that we will properly ascertain or assess such risks.

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

If we are not able to successfully integrate or divest businesses, products, technologies or personnel that we acquire or divest, or if we are not able to realize the expected benefits of our acquisitions, divestitures or strategic partnerships, our business, results of operations and financial condition could be adversely affected.

If we are unable to realize the benefits of our acquisition of MTEX, our business could be harmed.

On May 6, 2024, we acquired all of the outstanding share capital of Portugal-based MTEX, for closing consideration of EUR 17.3 million (approximately $18.7 million). Since that time, we have discovered facts regarding MTEX’s financial condition, operations and relationships with its customers that we believe are inconsistent with the representations made to us in connection with the acquisition. As a result of these matters and as discussed elsewhere in this Annual Report on Form 10-K, we have recorded a goodwill impairment charge for substantially all of our goodwill related to MTEX. We believe that we have largely addressed the matters regarding MTEX’s financial issues, operations and relationships with its customers, and we continue to believe that MTEX’s technology will prove valuable to us and our customers over the long-term. In addition, we and the MTEX seller have initiated arbitration in Portugal against one another, with the seller preliminarily alleging, among other things, breaches by us of the MTEX acquisition agreement. While we believe that we have meritorious defenses against the MTEX seller’s claims, if we are unsuccessful in our arbitration proceedings against the MTEX seller or we are unable to successfully realize the benefits of MTEX’s technology and business, we could lose our investment in MTEX, and our business and financial condition could be adversely impacted.

Changes in our business strategy or restructuring of our businesses may increase our costs or otherwise affect the profitability of our businesses.

We continually review our operations with a view toward reducing our cost structure, including but not limited to reducing our labor cost-to-revenue ratio, improving process and system efficiencies and increasing our revenues and operating margins. For example, in fiscal 2024 we implemented a restructuring plan in our PI segment to reduce operating costs within that segment and we recently announced that we will implement another restructuring action focused on the PI segment in fiscal 2026. As changes in our business environment occur, we may need to adjust our business strategies to meet these changes, or we may otherwise find it necessary to restructure our operations or particular businesses or assets. When these changes or events occur, we may incur costs to change our business strategy and may need to write down the value of assets or sell certain assets. In any of these events our costs may increase, and we may have significant charges or losses associated with the write-down or divestiture of assets.

Adverse conditions in the global banking industry and credit markets could impair our liquidity or interrupt our access to capital markets, borrowings or financial transactions to hedge certain risks.

At the end of fiscal 2025, we had $5.1 million of cash and cash equivalents. Our cash and cash equivalents are held in bank demand deposit accounts and foreign bank accounts. Disruptions in the financial markets may, in some cases, result in an inability to access assets such as money market funds that traditionally have been viewed as highly liquid. Any failure of our counterparty financial institutions or funds in which we have invested may adversely impact our cash and cash equivalent positions and, in turn, our financial position.

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

In fiscal 2024, we identified a material weakness in our internal control over financial reporting and that weakness has led to a conclusion that our internal control over financial reporting and disclosure controls and procedures were not effective as of January 31, 2024. The material weakness related to our failure to design and maintain an effective control environment at our Astro Machine subsidiary, which was acquired in August of 2022. As of January 31, 2025, management successfully remediated this material weakness in its internal controls over financial reporting by designing an effective control environment and expanding our existing enterprise resource planning system to include the Astro Machine subsidiary.

We may, in the future, identify additional internal control deficiencies that could rise to the level of a material weakness or uncover other errors in our financial reporting.

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

Our operations are subject to numerous federal, state, local and foreign laws and regulations relating to protection of the environment, including those that impose limitations on the discharge of pollutants into the air and water, establish standards for the use, treatment, storage and disposal of solid and hazardous materials and wastes, and govern the cleanup of contaminated sites. As such, our business is subject to and may be materially and adversely affected by compliance obligations and other liabilities under those environmental, health and safety laws and regulations. Certain of our products contain, and some of manufacturing operations use various substances which have been or may be deemed to be hazardous or dangerous. Thus, we have and will continue to generate a generally limited amounts of hazardous waste in our operations. We manage our compliance with laws and regulations and the proper mitigation of risks internally and through the input of external consultants and outside service providers, and we believe we are in material compliance with all applicable environmental laws and regulations. We desire to reduce and ultimately eliminate any adverse environmental impact of our business and to comply with relevant laws and regulations. We expect this effort to affect our ongoing operations and require additional capital and operating expenditures. If we were to fail to manage our environmental compliance effectively, we could suffer economic or reputational harm.

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

We collect and store specific data, including proprietary business information, and may have access to confidential or personal information subject to privacy and security laws, regulations, and customer-imposed controls. Security breaches or other unauthorized access to, or the use or transmission of, personal user information could result in various claims against us, including privacy-related claims. There are numerous federal, state, local, and international laws and regulations regarding privacy and the storage, sharing, use, processing, disclosure, and protection of this kind of information, the scope of which is changing, inconsistent, conflicting, and subject to differing interpretations.

We also expect that new laws, regulations, and industry standards will continue to be proposed and enacted in various jurisdictions concerning privacy, data protection, and information security proposed and passed in multiple jurisdictions. For example, in 2016, the European Commission adopted the General Data Protection Regulation (GDPR), a comprehensive privacy and data protection reform effective May 2018. The GDPR, which applies to all companies processing data of European Union residents, imposes significant fines and sanctions for violations. These requirements are complicated, and compliance is technically complex to maintain. We contract with outside experts to advise and conduct internal and external compliance training.

Additionally, other jurisdictions have enacted or are enacting data localization laws that require data generated in or relating to the residents of those jurisdictions to be physically stored within those jurisdictions. In many cases, these laws and regulations apply to transfers between unrelated third parties and transfers between us and our subsidiaries. All these evolving compliance and operational requirements impose significant costs that will likely increase over time.

While we continue to assess these requirements and how they may impact our business's conduct, we believe that we materially comply with applicable laws and industry codes of conduct relating to privacy and data protection. There is no assurance that we will not be subject to claims that we have violated applicable laws or codes of conduct, that we will be able to defend against such claims successfully, or that we will not be subject to significant fines and penalties in the event we are found not in compliance with such laws or codes of conduct.

Any failure or perceived failure by us (or any third parties with whom we have contracted to store such information) to comply with applicable privacy and security laws, policies, or related contractual obligations or any compromise of security that results in unauthorized access to personal information may result in governmental enforcement actions, significant fines, litigation, claims of breach of contract and indemnity by third parties and adverse publicity. In the case of such an event, our reputation may be harmed, we could lose current and potential users, and the competitive positions of our various brands could be diminished, any or all of which could adversely affect our business, financial condition, and results of operations.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Cybersecurity Risk Management and Strategy

We continue to invest substantially in cybersecurity risk management, which is a core part of our overall enterprise risk management program. Our security program is based on ISO27001, NIST 800-53, and GDPR frameworks to support our global business. We utilize various tools and processes to identify, monitor, evaluate, and address cybersecurity threats and incidents, including those involving third-party vendors and service providers. Our process includes identifying the source of a threat or incident, implementing countermeasures and mitigation strategies, and informing management and our board of directors about significant threats and changes in the cybersecurity landscape. We remain committed to investing in risk management tools and processes as cybersecurity threats evolve. Despite our efforts, we cannot guarantee that we can prevent, mitigate, or remediate risks in our own or third-party cybersecurity infrastructure.

Our Information Technology team which reports to senior management, is responsible for maintaining our cybersecurity risk management program. They collaborate with third-party security specialists as they believe necessary to conduct thorough risk assessments and system improvements. Together with our third-party security service providers, the Information Technology team oversees cybersecurity incidents, prevention, detection, mitigation, and resolution. We regularly train our employees on cybersecurity awareness and confidential information protection and continuously review and update our policies to adapt to the evolving threat landscape and legal developments.

Cybersecurity threats have the potential to materially affect our company, including our business strategy, results of operations, and financial condition. While we have not experienced material adverse effects from cybersecurity threats to date, we recognize the dynamic nature of these risks and remain vigilant in our efforts to mitigate potential impacts. Refer to “Item 1A. - Risk Factors” in this Annual Report on Form 10-K, including, “We could experience a significant disruption in or security breach of our information technology system which could harm our business and adversely affect our results of operations,” for additional discussion on our cybersecurity related risks.

Cybersecurity Governance

Our management, including our Chief Executive Officer, Chief Financial Officer , Chief Technology Officer (“CTO”), and Information Technology team, is responsible for identifying and assessing cybersecurity risks, establishing monitoring processes and implementing mitigation and remediation measures. In fiscal 2025, we hired a full-time Director of Information Technology, who is a Certified Information Security Professional. Our cybersecurity programs are managed under the direction of our CTO and the Director of Information Technology, with support from internal and external third-party resources.

Our IT Steering Committee, which consists of our CEO. CFO, and other senior leadership employees, is responsible for coordinating our day-to-day management of cybersecurity risk. Each quarter, the IT Steering Committee receives reports from the CTO and Director of Information Technology on our cybersecurity program performance and emerging threats and incidents. The IT Steering Committee makes recommendations intended to ensure that hawse have adequate resources to address information technology risks.

Our board of directors has ultimate oversight responsibility for our overall enterprise risk management and, with input from our senior management, oversees our cybersecurity risk management. As part of its enterprise risk management efforts, our board of directors regularly receives reports from management on our cybersecurity programs with regard to any risks that may arise from specific cybersecurity threats and incidents. The board of directors oversees management’s programs, policies and processes in place that identify, monitor, assess, and respond to cybersecurity, data privacy, and other information technology risks to which we are exposed.

Item 2. Properties

The following table sets forth information regarding our principal owned properties. The West Warwick property is subject to a security agreement and a mortgage in favor of the lender under our credit facility.

Location	Approximate Square Footage	Principal Use
West Warwick, Rhode Island, United States	135,500	Corporate headquarters, research and development, manufacturing, sales and service
Elk Grove Village, Illinois	34,460	Astro Machine principal place of business

The West Warwick facility is used by both of our business segments, while the Elk Grove Village facility is exclusively used by the PI segment.

We also lease facilities in various other locations. The following information pertains to each location:

Location	Approximate Square Footage		Principal Use
Porto, Portugal	80,822	*	Manufacturing, sales and service (PI segment)
Dietzenbach, Germany	18,630		Manufacturing, sales and service (PI segment)
Copenhagen, Denmark	4,800		R&D, sales and service (PI segment)
Brossard, Quebec, Canada	4,500		Manufacturing, sales and service (PI segment)
Elancourt, France	4,150		Sales and service (PI segment)
Shah Alam, Selangor, Malaysia	2,067		Sales (PI segment)
Singapore	2,400		Warehouse (T&M segment)
Shanghai, China	425		Sales (PI segment)
Sherman Oaks, California USA	160		Sales (PI segment)
Mexico City, Mexico	97		Sales (PI segment)

*This consists of five separate leased properties located in Porto, Portugal we assumed in connection with the acquisition of MTEX.

We believe all our facilities are well maintained in good operating condition and generally adequate to meet our needs for the foreseeable future.

Item 3. Legal Proceedings

On March 11, 2025, Effort Premier Solutions LDA (“Effort”) and Elói Serafim Alves Ferreira initiated arbitration proceedings against us and our subsidiary AstroNova Portugal, Unipessoal, Lda. (“AstroNova Portugal”) in the Arbitration Center located in Oporto, Portugal (Centro de Arbitragem do Instituto de Arbitragem Comercial), alleging, among other things, breaches of the MTEX acquisition agreement and damage to Mr. Ferreira’s professional reputation. On March 31, 2025, we made a preliminary reply rejecting Effort and Mr. Ferreira’s claims and formally notified the Arbitration Center of our intention to file counterclaims against Effort and Mr. Ferreira, on the grounds of, among other things, breaches of the MTEX acquisition agreement. As of April 11, 2025, neither party has formally presented their formal allegations or demands for relief to the Court of Arbitration. The parties’ arbitrators are currently in the process of choosing the third arbitrator which is a required step before the Arbitration Court is installed and the arbitration can be initiated. If a third arbitrator cannot be chosen by agreement the President of the Centro de Arbitragem will designate one.

We are party to other various legal proceedings arising from normal business activities. Management believes that the ultimate resolution of these matters will not have a material adverse effect on our financial position, results of operations or cash flows. Additionally, because of the nature of our business, we may be subject in the future to lawsuits or other claims, including those pertaining to product liability, patent infringement, commercial, employment, employee benefits, environmental and stockholder matters and an unfavorable resolution of any of these matters could materially affect our future results of operations, cash flows or financial position.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for the Registrant’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock trades on the NASDAQ Global Market under the symbol “ALOT.”

As of April 11, 2025, we had approximately 238 shareholders, which does not reflect shareholders with beneficial ownership in shares held in nominee name.

Stock Repurchases

During the fourth quarter of fiscal 2025, we made the following repurchases of our common stock:

	Total Number of Shares Repurchased		Average Price paid Per Share ($)		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Be Purchased Under the Plans or Programs
November 1 – November 30	—		—		—	—
December 1 – December 31	300	(a)	15.91	(a)	—	—
January 1 – January 31	1,200	(b)	11.36	(b)	—	—

(a)
An employee of the Company delivered 300 shares of our common stock toward the satisfaction of taxes due in connection with the vesting of restricted shares. The shares delivered were valued at a market value of $15.91 per share and are included with treasury stock in our consolidated balance sheet as of January 31, 2025 included elsewhere in this Annual Report on Form 10-K.
(b)
A former executive of the Company delivered 1,200 shares of our common stock toward the satisfaction of taxes due in connection with the vesting of restricted shares. The shares delivered were valued at a market value of $11.36 per share and are included with treasury stock in our consolidated balance sheet as of January 31, 2025 included elsewhere in this Annual Report on Form 10-K.

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

Overview

We are a multi-national enterprise that leverages our proprietary data visualization technologies to design, develop, manufacture, distribute, and service a broad range of products that acquire, store, analyze, and present data in multiple formats. We organize our structure around a core set of competencies, including research and development, manufacturing, service, marketing and distribution. We market and sell our products and services through the following two segments:

•
Product Identification (“PI”) – offers color and monochromatic digital label printers, direct-to-package printers, industrial wide-format printers for both flexible and rigid materials and custom OEM printers. PI also provides proprietary software to design, manage, and store print images as well as fully control the workflow of its printers. The software enables both local and network control of the printers. As a full solution supplier, PI offers a wide variety of carefully application-matched printing supplies such as pressure-sensitive labels, tags, inks, toners, and thermal transfer ribbons used by digital printers. PI also provides on-site and remote service, spare parts, and various service contracts.
•
Test and Measurement (“T&M”) – offers a suite of products and services that acquire data from local and networked data streams and sensors as well as wired and wireless networks. The T&M segment is the leading supplier of aerospace printers for commercial, military transport, business, and regional aircraft. The printers are used to print hard copies of data required for the safe and efficient operation of aircraft, including navigation maps, clearances, arrival and departure procedures, NOTAMs, flight itineraries, weather maps, performance data, passenger data, and various air traffic control data. Aerospace products also include aircraft networking systems for high-speed onboard data transfer. T&M also provides repairs, service and spare parts.

On May 4, 2024, we entered into an agreement to acquire MTEX, a Portugal-based manufacturer of digital mid-market printing equipment and supplies that addresses a wide variety of markets primarily targeting color printing of rigid and flexible packaging, labeling, apparel, footwear and more. We have reported MTEX as a part of our PI segment since the May 6, 2024 closing date of that transaction. On August 4, 2022, we completed the acquisition of Astro Machine, an Illinois-based manufacturer of printing equipment, including label printers, over printers, tabbers, conveyors, and envelope feeders. Astro Machine is reported as part of our PI segment beginning with the third quarter of fiscal 2023. Refer to Note 2, “Acquisitions,” in our consolidated financial statements included elsewhere in this report for further details on both of these acquisitions.

On July 26, 2023, we adopted a restructuring plan (the “2024 Restructuring Plan”) for our PI segment that transitioned a portion of the printer manufacturing within that segment from our facility in Rhode Island to our Astro Machine facility located in Illinois, ceased the sale of certain of our older, lower-margin or low-volume PI segment products and made targeted reductions to our workforce. As part of the 2024 Restructuring Plan, we also consolidated certain of our international PI sales and distribution facilities and streamlined our channel partner network. The total cost of this plan was $2.5 million, comprised primarily of non-cash charges related to inventory write-offs and facility exit costs, and cash charges related to severance-related costs. Additionally, in connection with our 2024 Restructuring Plan, we identified the need to address quality and reliability issues in certain models of our PI printers as a result of faulty ink provided by one of our larger suppliers. We identified approximately 150 printers sold to our customers that were affected by the faulty ink and in order to remedy these issues and maintain solid customer relationships, during the second quarter of fiscal 2024, we initiated a program to retrofit all of the affected printers sold to our customers (the “2024 Product Retrofit Program”). The costs associated with this program were $0.6 million, which included the cost of parts, labor and travel, and were included in cost of revenue in our consolidated income statement for the year ended January 31, 2024. As of January 31, 2024, both the 2024 Restructuring Plan and the 2024 Product Retrofit Program were completed and concluded. Refer to Note 20, “Restructuring,” in our consolidated financial statements included elsewhere in this report for further details.

We market and sell our products and services globally through a diverse distribution structure of direct sales personnel, manufacturers’ representatives, OEMs, and authorized dealers that deliver a full complement of branded products and services to customers in our respective markets. Our growth strategy centers on organic growth through product innovation made possible by research and development initiatives, as well as strategic acquisitions that fit into or complement existing core businesses. In fiscal

2025, 2024, and 2023, revenue from customers in various geographic areas outside the United States, primarily in Western Europe, Canada and Asia, amounted to $61.8 million, $63.3 million, and $59.0 million, respectively.

We maintain an active program of product research and development. We spent approximately $6.6 million in fiscal 2025, $6.9 million in fiscal 2024 and $6.8 million in fiscal 2023, on Company-sponsored product development. We are committed to continuous product development as essential to our organic growth and expect to continue our focus on research and development efforts in fiscal 2026 and beyond.

We also continue to invest in sales and marketing initiatives by expanding and improving the existing sales force and using various marketing campaigns to achieve our goals of sales growth and increased profitability.

Results of Operations

Fiscal 2025 compared to Fiscal 2024

The following table presents the revenue of each of our segments, as well as the percentage of total revenue and change from the prior year.

($ in thousands)	2025			2024
	Revenue	As a % of Total Revenue	% Change Over Prior Year	Revenue	As a % of Total Revenue
PI	$102,345	67.7%	(1.6)%	$104,041	70.3%
T&M	48,938	32.3%	11.1%	44,045	29.7%
Total	$151,283	100.0%	2.2%	$148,086	100.0%

Net revenue in fiscal 2025 was $151.3 million, a 2.2% increase compared to net revenue of $148.1 million for fiscal 2024. Current year revenue through domestic channels was $89.5 million, an increase of 5.6% from prior year domestic revenue of $84.8 million. International revenue of $61.8 million for fiscal 2025 decreased 2.4% compared to prior year international revenue of $63.3 million. Fiscal 2025 international revenue reflects an unfavorable foreign exchange rate impact of $0.3 million, compared to a favorable foreign exchange rate impact of $0.4 million in fiscal 2024. Our 2024 acquisition of MTEX contributed $4.2 million in international revenue in fiscal 2025.

Hardware revenue in fiscal 2025 was $44.6 million, a $4.8 million or 9.7% decrease compared to fiscal 2024 hardware revenue of $49.4 million due to decreased hardware sales in both the T&M and PI segments. Compared to fiscal 2024 and excluding $2.2 million of hardware sales from our newly acquired MTEX business, current year hardware sales in the PI segment decreased $7.0 million or 14.1%. The decrease in PI hardware sales was in both Astro Machine and Trojan Label. Astro Machine’s key customer, a distributor, announced a new design for their “Mail and Envelope” printer that was faster, included a wider format and used water-based pigments versus water-based dyes for superior quality. The newly designed printer was pre-released to the marketplace by the distributor before its specifications were finalized and was intended to replace the distributor’s previous design that was also manufactured by Astro Machine. The distributor’s pre-release announcement caused their customers to delay purchases of existing printers as they awaited the new enhanced printer. Unfortunately, the distributor also made a series of changes to the new printer that delayed the selling of the new printers until January 2025. The combination of the delay in customer purchases of the existing printers as they waited for the release of the new printers, and the delays in the release of the new printer driven by design modifications caused hardware sales to decrease by $1.7 million as compared to fiscal 2024. In addition, Astro Machine’s black and white printer sales decreased by $1.4 million due to a supply disruption of specialized motors. Astro Machine’s suppliers were able to deliver the motors late in fiscal 2025, allowing the black and white printer deliveries to resume at normal levels. Sales of TrojanLabel’s large-format over-printers decreased year-over-year by $1.5 million due to a competitor introducing a new model that impacted our market share in Europe. We are addressing this challenge with new superior technology in our MTEX product line scheduled for release in the first half of fiscal 2026. T&M hardware sales decreased 6.5% or $1.8 million compared to the prior year. The decline was in the Aerospace printer and networking products was due to a delayed defense order of approximately $2.2 million and delays in commercial aircraft printer orders of $0.7 million due to a strike a major airplane manufacturer. These declines were partially offset by volume increases in overall aircraft printer orders. In the T&M product line, data recorder sales were down year over year by $1.1 million, as the products are typically used for defense and other niche applications and do not follow a regular replacement cycle.

Revenue from supplies in fiscal 2025 was $81.4 million, a 2.7% or $2.2 million increase compared to fiscal 2024 supplies revenue of $79.3 million, as supplies revenue increased in both the PI and T&M segments in the current year, but primarily due to an increase in sales of our Trojan Label brand inks and printheads of $3.1 million or 23.8%, Astro Machine’s $0.8 million or 12.1% increase relating to increased sales of both printheads and inks and the contribution of supplies sales from MTEX of $1.4 million, all in the PI segment. Also contributing to the increase in the current year’s supplies revenue was an increase in paper revenue for the aerospace printer product line in the T&M segment of $0.8 million. Partially offsetting the growth in supplies revenue was a decline in

QuickLabel supplies sales in the PI segment of $3.9 million, as sales of these supplies were impacted by obsolete and end of life products along with lower ink sales on certain ink-jet printers.

Service and other revenue in fiscal 2025 was $25.2 million, a $5.8 million or 30.1% increase compared to fiscal 2024 service and other revenue of $19.4 million. The increase is primarily due to a $6.0 million or 51.9% increase in parts and repairs revenue in the aerospace printer product line in the T&M segment. This was due to a large backlog of replacement parts that were shipped during the current year and an increased use of the printers due to the higher number of commercial flights.

Gross profit was $52.7 million for fiscal 2025, reflecting a $1.1 million or 2.2% increase compared to fiscal 2024 gross profit of $51.6 million. Our gross profit margin of 34.9% in fiscal 2025 remained consistent with our fiscal 2024 gross profit margin. The increase in gross profit dollars in the current year compared to the prior year was due to the MTEX gross profit contribution of $0.5 million and the $2.2 million increase in the T&M segment gross profit, offset by a decrease in PI segment gross profit, excluding the MTEX impact, of $1.8 million related to sales volume. Note that the fiscal 2024 gross profit margin included $2.1 million of restructuring costs and $0.7 million of product retrofit costs that did not repeat in the current year.

Operating expenses for the current year were $61.4 million, representing a 43.3% increase from the prior year’s operating expenses of $42.8 million. Current year operating expenses included a $13.4 million goodwill impairment charge related to the under performance of the MTEX acquisition. Originally, we expected MTEX to achieve $8.0 million to $10.0 million in revenues for the period of May 2024 through January 2025, however, during this period, MTEX generated only $4.2 million of revenue. Due to the actual and expected underperformance of MTEX relative to our original expectations, we performed a strategic review of the MTEX operation, which ultimately led to the conclusion that the goodwill in our PI segment was impaired. Refer to Note 4, “Intangible Assets and Goodwill,” in our consolidated financial statements included elsewhere in this report for further details. Included in operating expenses are selling and marketing expenses of $25.6 million in fiscal 2025, an increase of 4.6% from the prior year amount of $24.4 million. The increase in selling and marketing expenses for the current year is primarily due to an increase in wages, travel and entertainment, and advertising and trade show expenses, partially offset by the impact of restructuring costs that were unique to the prior year. General and administrative expenses increased 37.6% to $15.8 million in the current year compared to $11.5 million in the prior year primarily due to an increase in outside services fees, which includes MTEX acquisition costs of $1.2 million. Also contributing to the increase in general and administrative expenses were CFO transition costs of $0.4 million and increases in employee wages and benefits, and advertising and trade show expenses. Research & development (“R&D”) costs in fiscal 2025 of $6.6 million decreased 4.3% from fiscal 2024, as decreases in employee wages and bonuses were partially offset by increases in outside consulting and service expenses. The R&D spending level for fiscal 2025 represents 4.4% of net revenue, compared to the prior year level of 4.7%.

Other expense in fiscal 2025 was $3.6 million compared to $2.7 million in fiscal 2024. Current year other expense includes $3.2 million of interest expense on our debt and revolving credit facilities and net other expense of $0.8 million, partially offset by a net foreign exchange gain of $0.3 million. Prior year other expense included interest expense on debt and revolving credit facility of $2.7 million and net foreign exchange loss of $0.1 million, partially offset by other income of $0.1 million.

We recognized $2.2 million of income tax expense for the current fiscal year, resulting in an effective tax rate of (17.9)% compared to 22.7% in fiscal 2024. The decrease in the effective tax rate in fiscal 2025 from fiscal 2024 is primarily related to the decrease in pre-tax book income and federal income tax provision associated with the goodwill impairment and MTEX losses, the decrease in return to provision adjustments, and the decrease in the valuation allowance associated with China losses. This decrease was partially offset by other factors increasing the effective tax rate, such as the valuation allowance recorded on Portuguese tax credits, goodwill impairment recorded on MTEX for the PI reporting segment, and transaction costs associated with the MTEX acquisition.

Net loss for fiscal 2025 was $14.5 million, or $1.93 per diluted share. The results for this period were impacted by an inventory step up cost of $0.2 million ($0.2 million net of tax or $ 0.02 per diluted share) and transaction costs of $1.2 million ($0.9 million net of tax or $0.12 per diluted share), both related to the MTEX acquisition and CFO transition charges of $0.4 million ($0.3 million net of tax or $0.04 per diluted share). Net income for fiscal 2024 was $4.7 million, or $0.63 per diluted share. The results for fiscal 2024 were impacted by expense of $2.6 million ($2.0 million net of tax or $0.27 per diluted share) related to the 2024 Restructuring Plan and expense of $0.6 million ($0.5 million net of tax or $0.07 per diluted share) related to the 2024 Product Retrofit Program.

Fiscal 2024 compared to Fiscal 2023

For a comparison of our results of operations for the fiscal years ended January 31, 2024, and January 31, 2023, see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended January 31, 2024, filed with the SEC on April 12, 2024.

Segment Analysis

We report two segments consistent with our product revenue groups: PI and T&M. Segment performance is evaluated based on the operating segment’s profit before corporate and financial administration expenses. The following table summarizes selected financial information by segment.

($ in thousands)	Revenue			Segment Operating Profit (Loss)			Segment Operating Profit (Loss) as a % of Revenue
	2025	2024	2023	2025	2024	2023	2025	2024	2023
PI	$102,345	$104,041	$103,089	$(3,967)	$10,087	$7,889	(3.9)%	9.7%	7.7%
T&M	48,938	44,045	39,438	11,143	10,200	8,989	22.8%	23.2%	22.8%
Total	$151,283	$148,086	$142,527	7,176	20,287	16,878	4.7%	13.7%	11.8%
Corporate Expenses				15,816	11,491	11,435
Operating Income (Loss)				(8,640)	8,796	5,443
Other Income (Expense), Net				(3,647)	(2,723)	(2,033)
Income (Loss) Before Income Taxes				(12,287)	6,073	3,410
Income Tax Provision				2,202	1,379	749
Net Income (Loss)				$(14,489)	$4,694	$2,661

Product Identification

During the second quarter of the current year we acquired MTEX, a Portugal-based manufacturer of digital printing equipment. Since the closing of that transaction on May 6, 2024, MTEX has been reported as a part of our PI segment. Although we remain excited about the opportunities created by MTEX’s complementary product portfolio and anticipate improved overall business and enhanced customer service as we integrate MTEX’s advanced technology across other areas of our product portfolio, the integration of MTEX has been more time-consuming and resource-intensive than we originally anticipated. Additionally, in the course of integrating MTEX into our operations, we have discovered certain facts that we believe may constitute breaches of the representations and warranties included in the definitive agreements governing our acquisition of MTEX. We are continuing to investigate these matters and are seeking remedies from the seller under those agreements. In the current year, MTEX had an operating loss of $16.9 million on revenue of $4.2 million. MTEX’s operating loss includes a $13.4 million charge related to goodwill impairment. Corporate expense for the current year includes $1.2 million of general and administrative expenses that are not allocated to any segment, related to the acquisition of MTEX.

Subsequent to year end, on March 20, 2025, we announced our restructuring actions for fiscal 2026, which include the reduction of approximately 10% of the Company’s global workforce, primarily in the PI segment, and the realignment of our underperforming MTEX operation in Portugal. As part of this initiative, we have cut approximately 70% of the MTEX product portfolio, phasing out low-volume, low-profit and developmental models in the nascent fabric printing market to focus more resources on much higher-margin products that capitalize on our supplies business. In addition, all MTEX sales, marketing and customer support functions have been integrated into our global teams. We anticipate our restructuring actions to generate $3.0 million in annualized savings. Refer to Note 24, “Subsequent Events,” in our consolidated financial statements included elsewhere in this report for further details.

Revenue from the PI segment decreased 1.6% in fiscal 2025, with revenue of $102.3 million compared to revenue of $104.0 million in the prior year. The current year decrease in revenue is primarily attributable to the delayed release of an OEM printer within our Astro Machine product line. These printers were initially slated for release in the third quarter of fiscal 2025, but due to post order customer changes more development and development time were incurred and shipments did not begin until the fourth quarter of fiscal 2025. Also contributing to the decline in current year sales was the decrease in legacy hardware sales and QuickLabel supply revenue. The decline in current quarter revenue was partially offset by an increase in supplies sales in the Trojan Label product line and the contribution of $4.2 million from MTEX hardware, supply and parts revenues. PI current year segment operating loss was $4.0 million, which includes a $13.4 million charge for goodwill impairment and a $0.2 million inventory step-up, both related to the MTEX business and reflects a profit margin of (3.9)%. Prior year segment operating profit was $10.1 million which includes $3.1 million in costs related to the 2024 Restructuring Plan and the 2024 Product Retrofit Program, with a related profit margin of 9.7%. The decrease in the current year PI segment operating profit and margin is primarily due to higher costs in the fiscal 2025 period, in part associated with the MTEX acquisition, product mix, lower sales volume in Europe and the delayed Astro Machine product release.

Test & Measurement

Revenue from the T&M segment was $48.9 million for fiscal 2025, an 11.1% increase compared to revenue of $44.0 million in the prior year. The increase in revenue for the current year was primarily attributable to increased parts and repairs revenue in our aerospace product lines, including a large backlog of replacement parts that were shipped during the current year. Also contributing to the current year increase was an increase in sales of aerospace supplies. T&M revenue in fiscal 2025 and 2024 was also impacted by $0.8 million and $1.3 million, respectively, of revenue recognized as the result of successful claims for component cost increases for printer shipments to one customer as described in Note 3, “Revenue Recognition,” in our consolidated financial statements included elsewhere in this report. The current year T&M segment revenue increase was partially offset by a decline in hardware sales in both the aerospace printer and data recorder product lines. T&M current year segment operating profit was $11.1 million resulting in a 22.8% profit margin compared, to the prior year segment operating profit of $10.2 million and related operating profit margin of 23.2%. The increased profit and decrease in margins were primarily attributable to higher revenue from high-margin product lines, partially offset by increased manufacturing, period costs and operating expenses in fiscal 2025.

Liquidity and Capital Resources

Overview

Historically, our primary sources of short-term liquidity have been cash generated from operating activities and borrowings under our revolving credit facility. These sources have also typically funded the majority of our capital expenditures. We have funded acquisitions by borrowing under bank credit facilities.

We believe cash flow generation from operations and available unused credit capacity under our revolving credit facility will support our anticipated needs. Additionally, as discussed below, we amended the terms of our credit agreement with Bank of America to finance our acquisition of MTEX. In fiscal 2026 (after required debt amortization and payment of minimum guaranteed royalty payments to Honeywell), we plan to focus on reduction of debt outstanding under our credit agreement.

In connection with our acquisition of MTEX, on May 6, 2024, we entered into a Third Amendment to Amended and Restated Credit Agreement (the “Third Amendment”) with Bank of America, N.A., as lender (the “Lender”). The Third Amendment amended the Amended and Restated Credit Agreement dated as of July 30, 2020, as amended by the First Amendment to Amended and Restated Credit Agreement, dated as of March 24, 2021, the LIBOR Transition Amendment, dated as of December 14, 2021, the Second Amendment to Amended and Restated Credit Agreement dated as of August 4, 2022, and the Joinder Agreement relating to Astro Machine dated as of August 26, 2022 (as so amended, the “Existing Credit Agreement”; the Existing Credit Agreement as amended by the Third Amendment, the “Amended Credit Agreement”), between AstroNova, Inc. as the borrower, Astro Machine as a guarantor, and the Lender.

At January 31, 2025 our cash and cash equivalents were $5.1 million. As of January 31, 2025, $20.5 million was borrowed and outstanding under our revolving credit facility with Bank of America and $4.5 million was available for borrowing under that revolving credit facility. Additionally, MTEX has a EUR 0.5 million ($0.5 million) available line of credit with Caixa Central de Crédito Agricola Mutuo. This credit line was established in December 2023 and is renewable every six months. There was EUR 0.4 million ($0.4 million) borrowed and outstanding on this line of credit as of January 31, 2025.

Indebtedness

Term Loans and Revolving Credit Facility

The Amended Credit Agreement requires that the Term A-2 Loan be paid in quarterly installments on the last day of each of our fiscal quarters through April 30, 2027 in the principal amount of EUR 583,333 each, and the entire then-remaining principal balance of the Term A-2 Loan is required to be paid on August 4, 2027. The Amended Credit Agreement requires that the remaining balance of the Term Loan be paid in quarterly installments on the last day of each of our fiscal quarters through April 30, 2027 in the principal amount of $675,000 each, and the entire then remaining principal balance of the Term Loan is required to be paid on August 4, 2027. We may voluntarily prepay the Term A-2 Term Loan or the Term Loan, in whole or in part, from time to time without premium or penalty (other than customary breakage costs, if applicable). We may repay borrowings under the revolving credit facility at any time without premium or penalty (other than customary breakage costs, if applicable), but in any event no later than August 4, 2027, and any outstanding revolving loans thereunder will be due and payable in full, and the revolving credit facility will terminate, on such date. We may reduce or terminate the revolving credit facility at any time, subject to certain thresholds and conditions, without premium or penalty.

The loans under the Amended Credit Agreement are subject to certain mandatory prepayments, subject to various exceptions, from net cash proceeds from certain dispositions of property, certain issuances of equity, certain issuances of additional debt and certain extraordinary receipts.

Amounts repaid under the revolving credit facility may be reborrowed, subject to our continued compliance with the Amended Credit Agreement. No amount of the Term A-2 Loan or the Term Loan that is repaid may be reborrowed.

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

We must comply with various customary financial and non-financial covenants under the Amended Credit Agreement. The financial covenants under the Amended Credit Agreement consist of a maximum consolidated leverage ratio and a minimum consolidated fixed charge coverage ratio, certain of the provisions of which were modified by the Third Amendment; the minimum consolidated asset coverage ratio under the Existing Credit Agreement was eliminated by the Third Amendment. The primary non-financial covenants limit our and our subsidiaries’ ability to incur future indebtedness, to place liens on assets, to pay dividends or distributions on our or our subsidiaries’ capital stock, to repurchase or acquire our or our subsidiaries’ capital stock, to conduct mergers or acquisitions, to sell assets, to alter our or our subsidiaries’ capital structure, to make investments and loans, to change the nature of our or our subsidiaries’ business, and to prepay subordinated indebtedness, in each case subject to certain exceptions and thresholds as set forth in the Amended Credit Agreement, certain of which provisions were modified by the Third Amendment. As of January 31, 2025, we were not in compliance with the Amended Credit Agreement as a result of our failure to comply with the maximum consolidated leverage ratio and the minimum consolidated fixed charge coverage ratio in effect for our fiscal measurement period ended January 31, 2025.

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

Equipment Loan

In January 2024, we entered into a secured equipment loan facility agreement with Banc of America Leasing & Capital, LLC and borrowed the principal amount of $0.8 million thereunder for the financing of our purchase of production equipment. The loan matures on January 23, 2029 and bears interest at a fixed rate of 7.06%. Under this loan agreement, equal monthly payments including principal and interest of $16,296 will be paid through the maturity of the loan on January 23, 2029.

Assumed Financing Obligations of MTEX

In connection with the purchase of MTEX, we assumed certain existing financing obligations of MTEX that remain outstanding as of January 31, 2025. The long-term debt obligations of MTEX that remain outstanding include a term loan (the “MTEX Term Loan”) pursuant to the agreement dated December 22, 2023 (the “MTEX Term Loan Agreement”) between MTEX and Caixa Central de Crédito Agricola Mutuo. The MTEX Term Loan provides for a term loan in the principal amount of EUR 1.5 million ($1.6 million) requiring monthly principal and interest payments totaling EUR 17,402 ($18,795) commencing in October 2024 and continuing through maturity on December 21, 2033, and bears interest at a fixed rate of 6.022% per annum.

MTEX has also received government assistance in the form of interest-free loans from government agencies located in Portugal (the “MTEX Government Grant Term Loans”). The MTEX Government Grant Term Loans are to be repaid to the applicable government agencies and are classified as long-term debt. The balance of the MTEX Government Grants Term Loans as of January 31, 2025 is $0.9 million. The MTEX Government Grant Term Loans provide interest-free financing so long as monthly principal payments are made. In the event that MTEX and the applicable government agency renegotiate the payment dates, interest will be calculated according to a rate determined by the government agency as of the date of renegotiation and added to the outstanding principal payments. The MTEX Government Grants Term Loans outstanding as of January 31, 2025 mature at different dates through January 2027.

Additionally, we assumed short-term financing obligations of MTEX, of which $0.6 million remain outstanding as of January 31, 2025, including letters of credit, maturing term loans, and financing arrangements for working capital classified as debt.

Subsequent Event – Credit Agreement Amendment and Waiver

On March 20, 2025, we entered into a Fourth Amendment to Amended and Restated Credit Agreement (the “Fourth Amendment”) with Bank of America, which further amended the Amended Credit Agreement (as so amended, the “Further Amended Credit Agreement").

The Further Amended Credit Agreement modified the remaining quarterly installments in which the outstanding balance of the existing Term Loan must be paid; the outstanding principal balance of the Term Loan as of the effective date of the Fourth Amendment was $9,450,000. Under the Further Amended Credit Agreement, such remaining quarterly installments must be paid on the last day of each of our fiscal quarters through April 30, 2027 in the principal amount of (i) in the case of the installments for the fiscal quarters ending April 30, 2025 through January 31, 2026, $325,000 each, (ii) in the case of the installments for the fiscal quarters ending April 30, 2026 through January 31, 2027, $725,000 each, and (iii) in the case of the installment for the fiscal quarter ending April 30, 2027, $950,000; the entire then outstanding principal balance of the Term Loan is required to be paid on August 4, 2027. We continue to have the right to voluntarily prepay the Term Loan, in whole or in part, from time to time without premium or penalty (other than customary breakage costs, if applicable).

The remaining repayment installments of the existing Term A-2 Loan were not modified by the Fourth Amendment; the outstanding principal balance of the Term A-2 Loan as of the effective date of the Fourth Amendment was EUR 12,250,000 . The amount and availability and repayment terms of the existing $25.0 million revolving credit facility available to us under the Further Amended Credit Agreement were not modified by the Fourth Amendment; the outstanding principal balance under the revolving credit facility as of the effective date of the Fourth Amendment was $21.7 million.

The Further Amended Credit Agreement modified the applicable interest rate margins payable with respect to the Term Loan, the Term A-2 Loan and the revolving credit facility loans and modified the commitment fee payable with respect to the undrawn portion of the revolving credit facility. Under the Further Amended Credit Agreement, the Term Loan and revolving credit facility loans bear interest at a rate per annum equal to, at our option, either (a) the Term SOFR rate as defined in the Further Amended Credit Agreement (or, in the case of revolving credit loans denominated in Euros or another currency other than U.S. Dollars, the applicable quoted rate), plus a margin that varies within a range of 1.60% to 2.85% based on our consolidated leverage ratio, or (b) a fluctuating reference rate equal to the highest of (i) the federal fund rate plus 0.50%, (ii) Bank of America’s publicly announced prime rate (iii) the Term SOFR Rate plus 1.00%, or (iv) 0.50%, plus a margin that varies within a range of 0.60% to 1.85% based on our consolidated leverage ratio. Under the Further Amended Credit Agreement, the Term A-2 Loan bears interest at a rate per annum equal to the EURIBOR rate as defined in the Further Amended Credit Agreement, plus a margin that varies within a range of 1.60% to 2.85% based on our consolidated leverage ratio. Under the Further Amended Credit Agreement, the commitment fee that we are required to pay on the undrawn portion of the revolving credit facility under the Further Amended Credit Agreement varies within a range of 0.15% and 0.40% based on our consolidated leverage ratio.

We must comply with various customary financial and non-financial covenants under the Further Amended Credit Agreement, certain provisions of which covenants were modified by the Fourth Amendment. The financial covenants under the Further Amended Credit Agreement consist of a maximum consolidated leverage ratio, a minimum consolidated fixed charge coverage ratio that is tested commencing with the measurement period ending with the fiscal quarter ending January 31, 2026, and an interim minimum consolidated fixed charge coverage ratio that is tested for certain measurement periods ending April 30, 2025, July 31, 2025 and October 31, 2025; the interim minimum consolidated fixed charge coverage ratio was added by the Fourth Amendment, and certain provisions of the existing financial covenants were modified by the Fourth Amendment.

Pursuant to the Fourth Amendment, the Lender waived the events of default that had occurred under the Amended Credit Agreement as a result of our failure to comply with the maximum consolidated leverage ratio and the minimum consolidated fixed charge coverage ratio in effect thereunder for our fiscal measurement period ended January 31, 2025.

Cash Flow

The statements of cash flows for the years ended January 31, 2025, 2024, and 2023, are included on page F-8 of this Annual Report on Form 10-K. Net cash provided by operating activities was $4.8 million in fiscal 2025 compared to net cash provided by operating activities of $12.4 million in the previous year. The decrease in net cash provided by operations for the current year is primarily due to lower net income and a decrease in cash provided by working capital, as the changes in accounts receivable, inventory, income taxes, deferred revenue and accounts payable and accrued expenses for the current year decreased cash by $0.3 million in fiscal 2025 compared to an increase in cash of $0.7 million in the prior year. Cash provided by operating activities for fiscal 2024 was impacted by $2.0 million of non-cash restructuring costs.

Our accounts receivable balance decreased to $21.2 million at January 31, 2025, compared to $23.1 million at January 31, 2024. Excluding the impact of the MTEX acquisition, accounts receivable decreased $2.9 million from prior year end. The days sales outstanding decreased to 51 days at year end compared to 52 days at the end of fiscal 2024.

The year-end inventory balance increased to $47.9 million at January 31, 2025 versus $46.4 million at January 31, 2024. Excluding the impact of the MTEX acquisition, inventories decreased $1.6 million from the prior year end. Inventory days on hand increased to 175 days at the end of the current year from 168 days at the prior year end.

Net cash used by investing activities for fiscal 2025 was $20.3 million, which includes $19.1 million related to the acquisition of MTEX and $1.2 million for capital expenditures. This compares to fiscal 2024 cash used by investing activities of $0.9 million for capital expenditures.

Net cash provided by financing activities for fiscal 2025 was $15.4 million. Cash provided by financing activities for fiscal 2025 primarily includes $15.1 million of proceeds from our debt borrowings and $11.5 million of borrowing under the revolving credit facility, offset by $9.0 million of principal payments on our long term debt and guaranteed royalty obligation payments of $1.9 million. Cash used by financing activities for fiscal 2024 includes $7.0 million of net repayment activity under the revolving credit facility, $2.1 million of principal payments on our long term debt and guaranteed royalty obligation payments of $1.7 million.

Fiscal 2024 compared to Fiscal 2023

For a comparison of our cash flow for the fiscal years ended January 31, 2024, and January 31, 2023, see “Part II, Item 7. Management’s Discussion and Analysis of Liquidity and Capital Resources” in our Annual Report on Form 10-K for the fiscal year ended January 31, 2024, filed with the SEC on April 12, 2024.

Contractual Obligations, Commitments and Contingencies

As of January 31, 2025, we had contractual obligations related to lease arrangements, debt and royalty obligation arrangements and purchase commitments.

The lease arrangements are for certain of our facilities at various locations worldwide. As of January 31, 2025, we had fixed lease payment obligations of $2.3 million, with $0.4 million due within 12 months. Refer to Note 11, “Leases,” in our audited consolidated financial statements included in this Annual Report on Form 10-K for further details.

Debt arrangements under our Amended Credit Agreement with Bank of America, N.A., consist of a Term Loan with an outstanding principal balance of $9.5 million at January 31, 2025, of which $2.7 million is due within the 12 months after that date; a Euro-denominated A-2 Term Loan with an outstanding principal balance of $12.7 million at January 31, 2025, of which $2.4 million is due within the 12 months after that date, and a revolving credit facility with an outstanding principal loan balance of $20.5 million at January 31, 2025. We also have an outstanding amount of $0.7 million for our secured equipment loan facility, of which $0.2 million is due within the 12 months after such date. Additionally, we have $3.4 million of debt outstanding at January 31, 2025 related to debt we assumed as part of the May 2024 MTEX acquisition, of which $1.4 million is due within 12 months. For additional details regarding our long-term debt obligations, see Note 8, “Credit Agreement and Long Term Debt,” in our audited consolidated financial statements included in this Annual Report on Form 10-K.

We are subject to a guaranteed minimum royalty payment obligation over the next five years pursuant to the Honeywell Agreements, which, at January 31, 2025 included a balance due of $2.5 million, with $1.4 million due within 12 months. Refer to Note 10, “Royalty Obligations,” in our audited consolidated financial statements included in this Annual Report on Form 10-K for further details.

In order to meet our manufacturing demands and, in some cases, lock in particular pricing structures for specific goods used in manufacturing, we enter into purchase commitments with our suppliers. At January 31, 2025, our purchase commitments totaled $29.0 million, with $27.4 million due within 12 months, some of which are non-cancelable. Subsequent to year end we entered into a three-year purchase commitment agreement with one of our vendors for a total of $5.2 million, of which $1.7 million is due within the next 12 months.

We are also subject to contingencies, including legal proceedings and claims arising out of our business that cover a wide range of matters, such as: contract and employment claims; workers’ compensation claims; product liability claims; warranty claims; and claims related to modification, adjustment or replacement of component parts of units sold. While it is impossible to ascertain the ultimate legal and financial liability with respect to contingent liabilities, including lawsuits, we believe that the aggregate amount of such liabilities, if any, in excess of the amounts provided, or covered by insurance, will not have a material adverse effect on our consolidated financial position or results of operations. It is possible, however, that our results of operations for any future period could be materially affected by changes in our assumptions or strategies related to these contingencies or changes out of our control.

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

We estimate the collectability of our receivables and establish allowances for accounts receivable that we estimate to be uncollectible. We base these allowances on our historical collection experience, the length of time our accounts receivable are outstanding and the financial condition of individual customers. In situations where we are aware of a specific customer’s inability to meet its financial obligation, such as in the case of a bankruptcy filing, we assess the need for a specific reserve for bad debts. We believe that our procedure for estimating such amounts is reasonable and historically has not resulted in material adjustments in subsequent periods. Bad debt expense was less than 1% of net sales in each of fiscal 2025 and 2024.

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

Inventories: Inventories are stated at the lower of average and standard cost or net realizable value. Cost is determined using an average cost method that approximates the first-in, first-out (FIFO) method. The process for evaluating and recording obsolete and excess inventory provisions consists of analyzing the inventory supply on hand and estimating the net realizable value of the inventory based on historical experience, current business conditions and anticipated future revenue. We believe that our procedures for estimating such amounts are reasonable and historically have not resulted in material adjustments in subsequent periods when the estimates are adjusted to actual experience.

Income Taxes: A valuation allowance is established when it is “more-likely-than-not” that all or a portion of deferred tax assets will not be realized. A review of all available positive and negative evidence must be considered, including our performance, the market environment in which we operate, length of carryforward periods, existing revenue backlog and future revenue projections. If actual factors and conditions differ materially from the estimates made by management, the actual realization of the net deferred tax assets or liabilities could vary materially from the amounts previously recorded. At January 31, 2025, we had provided valuation allowances for future tax benefits resulting from certain domestic and foreign R&D tax credits, foreign tax credit carryforwards, and China net operating losses, all of which are expected to expire unused.

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

Goodwill is tested for impairment at the reporting unit level. A reporting unit is an operating segment or a business unit one level below an operating segment if discrete financial information for that business is prepared and regularly reviewed by segment management. Components within an operating segment can be aggregated as a single reporting unit if they have similar economic characteristics. Management evaluates the recoverability of goodwill annually or more frequently if events or changes in circumstances, such as declines in revenue, earnings or cash flows, or material adverse changes in the business climate, indicate that the carrying value of an asset might be impaired. Goodwill is first quantitatively assessed to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. Factors that management considers in this assessment include macroeconomic conditions, industry and market considerations, overall financial performance (both current and projected), changes in management and strategy and changes in the composition or carrying amount of net assets. If this qualitative assessment indicates that it is more likely than not that the fair value of a reporting unit is less than its carrying value, then a quantitative assessment is required for the reporting unit. Additionally, we can elect to forgo the qualitative assessment and perform the quantitative test.

The quantitative assessment compares the fair value of the reporting unit with its carrying value. If a quantitative assessment is required, we estimate the fair value of our reporting units using a combination of both an income approach based upon a discounted cash flow model and a market approach. The income approach provides a fair value estimate based upon the reporting unit’s expected long-term operating cash flow performance. The income approach requires the use of many assumptions and estimates including future revenue, expenses, capital expenditures, and working capital, as well as discount factors and income tax rates. In addition, we use the market approach, which compares the reporting unit to publicly traded companies and transactions involving similar business, to support the conclusions based upon the income approach. Based on the results of the quantitative assessment, if the fair value of the reporting unit exceeds the carrying value of the net assets, including goodwill assigned to that unit, goodwill is not impaired. If the carrying value of the reporting unit’s net assets, including goodwill, exceeds the fair value of the reporting unit, then we record an impairment charge based on that difference. We have recognized a goodwill impairment of $13.4 million for our PI segment for the fiscal year ended January 31, 2025. Refer to Note 4, “ Intangible Assets and Goodwill” in our consolidated financial statements included elsewhere in this report for further details.

We recognize intangibles assets in accordance with ASC 350. Acquired intangible assets subject to amortization are stated at fair value and are amortized using the straight-line method over the estimated useful lives of the assets. Intangible assets that are subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. If the projected undiscounted cash flows are less than the carrying value, then an impairment charge would be recorded for the excess of the carrying value over the fair value, which is determined by the discounting of future cash flows. No impairment of intangible assets was identified for the years ended January 31, 2025 or January 31, 2024.

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

Foreign Currency Exchange Risk

The functional currencies of our foreign subsidiaries and branches are the local currencies—the British Pound in the U.K., the Canadian Dollar in Canada, the Danish Kroner in Denmark, the Chinese Yuan in China, and the Euro in France, Germany and Portugal. We are exposed to foreign currency exchange risk as the functional currency financial statements of foreign subsidiaries are translated to U.S. dollars. The assets and liabilities of our foreign subsidiaries having a functional currency other than the U.S. dollar are translated into U.S. dollars at the exchange rate prevailing at the balance sheet date, and at an average exchange rate for the reporting period for revenue and expense accounts. The cumulative foreign currency translation adjustment is recorded as a component of accumulated other comprehensive income (loss) in shareholders’ equity. The reported results of our foreign subsidiaries will be influenced by their translation into U.S. dollars by currency movements against the U.S. dollar. Our primary currency translation exposure is related to our subsidiaries that have functional currencies denominated in Danish Kroner and the Euro. A hypothetical 10% change in the rates used to translate the results of our foreign subsidiaries would result in an increase or decrease in our consolidated net income of $1.9 million for the year ended January 31, 2025.

Transactional exposure arises where transactions occur in currencies other than the functional currency. Transactions in foreign currencies are recorded at the exchange rate prevailing at the date of the transaction. The resulting monetary assets and liabilities are translated into the appropriate functional currency at exchange rates prevailing at the balance sheet date and the resulting gains and losses are reported as foreign exchange gain (loss) in the consolidated statements of income. Foreign exchange losses resulting from transactional exposure were $0.5 million for the year ended January 31, 2025.

Interest Rate Risk

At January 31, 2025, our total indebtedness primarily consists of an outstanding principal amount of $9.5 million of USD term loan variable-rate debt, $12.7 million of Euro term loan variable-rate debt, and an outstanding principal balance of $20.5 million under our revolving credit facility, which bears interest at a variable rate. At January 31, 2025, the USD term loan and our revolving credit facility debt bears interest at the SOFR rate as defined in the Amended Credit Agreement plus a margin that varies between 1.60% and 2.50% based on our consolidated leverage ratio and the Euro term loan bears interest at a rate per annum equal to the EURIBOR rate as defined in the Amended Credit Agreement, plus a margin that varies within a range of 1.60% to 2.50% based on our consolidated leverage ratio. During fiscal 2025, the weighted average interest rate on our variable rate debt was 6.71%, and the weighted average interest rate on our revolving credit facility debt was 7.28%. The impact on our results of operations of a 100 basis point change in the interest rates on the outstanding balance of our variable-rate term debt and revolving credit facility debt would be approximately $0.4 million annually.

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

Based on that evaluation, our Principal Executive Officer and our Principal Financial Officer have concluded that our disclosure controls and procedures were effective as of January 31, 2025.

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

Management conducted its evaluation of the effectiveness of its internal control over financial reporting as of January 31, 2025. In making this assessment, management used the criteria set forth in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The scope of management’s assessment of the effectiveness of its disclosure controls and procedures did not include the internal controls over financial reporting at MTEX, which was acquired effective May 6, 2024. Our consolidated total assets as of January 31, 2025 include $20.9 million from MTEX and our consolidated revenue for the year ended January 31, 2025 includes $4.2 million from MTEX. This exclusion is consistent with the SEC staff’s guidance that an assessment of a recently acquired business may be omitted from the scope of management’s assessment of the effectiveness of disclosure controls and procedures that are also part of internal control over financial reporting in the year of acquisition. Based on this assessment, our Principal Executive Officer and Principal Financial Officer believe that as of January 31, 2025, our internal control over financial reporting was effective.

Remediation of Previously Identified Material Weakness

As reported in Item 9A of our Annual Report on Form 10-K for the year ended January 31, 2024, our management concluded that our internal control over financial reporting was ineffective as of January 31, 2024 due to a material weakness as a result of not designing or maintaining an effective control environment to ensure the accurate and timely reporting of transactions related to our Astro Machine subsidiary, which was acquired August 4, 2022.

Management has taken actions to remediate the deficiencies in our internal controls over financial reporting and implemented additional processes and controls designed to address the underlying causes associated with the above-mentioned material weakness. Management’s internal control remediation efforts included the following:

•
During the third quarter of fiscal 2025, we completed the implementation of our NetSuite ERP system at our Astro Machine subsidiary. We have implemented additional controls to mitigate existing risks of proper segregation and change configurations related to this implementation.
•
An outside firm continued to assist management with performing control design and operating effectiveness testing throughout the year.
•
We regularly reported the results of control testing to the key stakeholders across our organization, including our Audit Committee, on testing progress and defined corrective actions, and we monitored and reported on the results of control remediation. We have strengthened our internal policies, processes, and reviews through these actions.
•
We have continued working on documenting and structuring our processes to meet Sarbanes-Oxley (SOX) 404(a) requirements.

Based on the successful implementation and testing of these new and enhanced control processes, we have concluded that the material weakness described above has been remediated as of January 31, 2025.

The effectiveness of our internal control over financial reporting as of January 31, 2025 has been audited by Wolf & Company, P.C., an independent registered public accounting firm, as stated in their attestation report, which is included herein.

Changes in Internal Controls over Financial Reporting

Except as noted above, there have been no changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None of our directors or officers, as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, adopted or terminated a Rule 10b5-1 trading plan or arrangement or a non-Rule 10b5-1 trading plan or arrangement, as defined in Item 408(c) of Regulation S-K, during the fiscal quarter covered by this report.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated herein by reference to our definitive proxy statement to be filed for our 2025 Annual Meeting of Shareholders, which will be filed with the SEC no later than 120 days after the end of our fiscal year (our “Proxy Statement”). Certain other information relating to our executive officers appears in Part I of this Annual Report on Form 10-K under the heading “Information about our Executive Officers.”

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

Item 16. Form 10-K Summary

Not Applicable.

(a)(3) Exhibits:

Exhibit Number

(2.1)

Share Purchase Agreement, dated January 7, 2017, as amended, by and among ANI ApS, Trojan Holding ApS, as a Seller and as the Sellers’ Representative, and Li Wei Chong filed as Exhibit 2.1 to our Annual Report on Form 10-K for the year ended January 31, 2017 and incorporated by reference herein*

(2.2)

Share Purchase Agreement, dated May 4, 2024, by and among AstroNova Portugal, Unipessoal, Lda., as Purchaser, AstroNova, Inc., as First Guarantor, Effort Premier Solutions Lda., as Seller, and Elói Serafim Alves Ferreira, as Guarantor filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K, event date May 4, 2024, filed with the SEC on May 9, 2024 and incorporated by reference herein*

(3.1)

Restated Articles of Incorporation of the Company and all amendments thereto filed as Exhibit 3A to our Quarterly Report on Form 10-Q for the quarter ended April 30, 2016 and incorporated by reference herein.

(3.2)	By-laws of the Company as amended to date filed as Exhibit 3B to our Annual Report on Form 10-K for the fiscal year ended January 31, 2008 (File No. 000-13200) and incorporated by reference herein.

(4.1)	Specimen form of common stock certificate of the Company filed as Exhibit 4 to our Quarterly Report on Form 10-Q for the quarter ended April 30, 2016 and incorporated by reference herein.

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

(10.19)	AstroNova, Inc. Amended and Restated Non-Employee Director Annual Compensation Program.**

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

(10.26)

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

(10.27)

Form of Indemnification Agreement for directors and officers, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended October 30, 2021, and incorporated by reference herein.**

(10.28)

LIBOR Transition Amendment dated as of December 14, 2021 among AstroNova, Inc. and Bank of America, N.A., filed as Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the period ended January 31, 2022, and incorporated by reference herein.

(10.29)

AstroNova, Inc. 2022 Employee Stock Purchase Plan, filed as Annex A to the AstroNova, Inc. Definitive Proxy Statement on Schedule 14A filed with the SEC on April 29, 2022 and incorporated by reference herein.**

(10.30)

Transitional Management Agreement dated May 4, 2024, by and between AstroNova Portugal, Unipessoal, Lda., Effort Premier Solutions Lda., Elói Serafim Alves Ferreira, and MTEX New Solutions, S.A., filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, event date May 4, 2024, filed with the SEC on May 9, 2024 and incorporated by reference herein*

(10.31)

Third Amendment to Amended and Restated Credit Agreement dated as of May 6, 2024 among AstroNova, Inc., Astro Machine Corporation and Bank of America, N.A., filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, event date May 4, 2024, filed with the SEC on May 9, 2024 and incorporated by reference herein*

(10.32)

Offer Letter dated May 31, 2024 between the Company and Thomas DeByle, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, event date June 17, 2024, filed with the SEC on June 20, 2024 and incorporated by reference herein.**

(10.33)

Separation Agreement dated June 25, 2024 between the Company and David S. Smith, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, event date June 25, 2024, filed with the SEC on June 27, 2024 and incorporated by reference herein.**

(10.34)

Amendment dated August 5, 2024 to Separation Agreement between the Company and David S. Smith, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, event dated August 5, 2024, filed with the SEC on August 8, 2024 and incorporated by reference herein.**

(10.35)

Fourth Amendment to Amended and Restated Credit Agreement dated as of March 20, 2025 among AstroNova, Inc., Astro Machine Corporation and Bank of America, N.A., filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, event date March 20, 2025, filed with the SEC on March 21, 2025 and incorporated by reference herein.

(19)	Statement of Policy Regarding Transaction in Securities of AstroNova, Inc.

(21)	List of Subsidiaries of the Company.

(23.1)	Consent of Wolf & Company, P.C.

(31.1)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1)	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(97)	AstroNova, Inc. Compensation Recovery Policy filed as Exhibit 97 to the Company’s Annual Report on Form 10-K for the period ended January 31, 2024, and incorporated by reference herein.

(101.INS)	XBRL Instance Document—the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

(101.SCH)	Inline XBRL Taxonomy Extension Schema Document

(104)	Cover Page Interactive Data File (embedded within the Inline XBRL document).

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

ASTRONOVA, INC. (Registrant)
/s/ Gregory A. Woods
Date: April 15, 2025	By:
(Gregory A. Woods, Chief Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Name	Title	Date

/s/ Gregory A. Woods Gregory A. Woods	President, Chief Executive Officer and Director (Principal Executive Officer)	April 15, 2025
/s/ Thomas D. DeByle
Thomas D. DeByle	Vice President, Chief Financial Officer and Treasurer (Principal Accounting and Financial Officer)	April 15, 2025
/s/ Alexis P. Michas
Alexis P. Michas	Director	April 14, 2025
/s/ Mitchell I. Quain
Mitchell I. Quain	Director	April 15, 2025
/s/ Yvonne E. Schlaeppi
Yvonne E. Schlaeppi	Director	April 15, 2025

/s/ Richard S. Warzala
Richard S. Warzala	Director	April 15, 2025

/s/ Darius G. Nevin
Darius G. Nevin	Director	April 15, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Shareholders and Board of Directors of

AstroNova, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of AstroNova, Inc. (the “Company”) as of January 31, 2025 and 2024, and the related consolidated statements of income, comprehensive income, changes in stockholders' equity and cash flows for each of the three years in the period ended January 31, 2025, and the related notes to the consolidated financial statements and the financial statement schedule listed in Item 15(a)(2) (collectively, the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended January 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of January 31, 2025, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Our report dated April 15, 2025 expressed an opinion that the Company maintained effective internal control over financial reporting as of January 31, 2025, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

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

Goodwill Impairment Assessment
As described in Notes 1 and 4 to the financial statements, the Company’s consolidated goodwill balance was $14.5 million as of January 31, 2025. Management tests goodwill for impairment annually or more frequently if an event or change in circumstances indicate the asset may be impaired. Management performed the annual goodwill impairment test as of January 31, 2025. Impairment testing for goodwill is done at the reporting unit level. The fair value of the reporting unit is determined utilizing a combination of both an income approach and a market approach. The income approach utilizes a discounted cash flow analysis based upon the forecasted future business results of the reporting unit. The market approach utilizes the guideline public company method. If the fair value of a reporting unit is less than its carrying amount, an impairment charge would be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value, not to exceed the total amount of goodwill allocated to the reporting unit. This evaluation resulted in an impairment of the Product Identification reporting unit's goodwill, totaling $13.4 million. As disclosed by management, the most significant assumptions used in the goodwill impairment assessment relate to revenue growth rates, the discount rate and the gross margin rates.

The principal considerations for our determination that performing procedures relating to the goodwill impairment assessments for the Product Identification reporting unit is a critical audit matter are (i) the significant judgment by management when determining the fair value of the reporting unit; and (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to revenue growth rates, the discount rate and gross margin rates.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the Company’s goodwill impairment assessments, including controls over the determination of the fair value of the reporting unit. These procedures also included, among others (i) testing management’s process for determining the fair value of the reporting unit; (ii) evaluating the appropriateness of the discounted cash flow analysis; (iii) testing the completeness and accuracy of underlying data used in the discounted cash flow analysis; and (iv) evaluating the reasonableness of the significant assumptions used by management related to revenue growth rates, gross margin rates and the discount rate. Evaluating management’s significant assumptions related to revenue growth rates and the gross margin rates involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the reporting unit and (ii) whether the assumptions were consistent with evidence obtained in other areas of the audit.

Valuation of Intangible Assets in the MTEX Acquisition

As described in Note 2 to the financial statements, the Company completed an acquisition of MTEX for consideration of $18.7 million in the year ended January 31, 2025. The Company accounted for this acquisition as a business combination.

Auditing the accounting for the acquisition was complex due to the significant estimation uncertainty in determining the fair values of identified intangible assets of $7.54 million, including the customer relationship intangible asset and internally developed technology assets. The significant estimation uncertainty was primarily due to the sensitivity of the respective fair values to underlying assumptions about the future performance of the acquired business and due to the limited historical data on which to base these assumptions. The significant assumptions used to form the basis of the forecasted results included customer attrition rates and forecasted revenues and expenditures. These significant assumptions were forward-looking and could be affected by future economic and market conditions.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements. These procedures included, among others (i) obtaining an understanding of management’s process for accounting for the transaction; (ii) evaluating the qualifications of the third-party expert engaged by management; (iii) testing management’s and the third-party expert’s, process for developing the valuation models, and (iv) evaluating the significant assumptions used in developing the valuation models. In evaluating management’s assumptions used in the development of the valuation models we considered (i) whether these assumptions were consistent with evidence obtained in other areas of the audit and (ii) the sensitivity to change of the assumptions used.

/s/ Wolf & Company, P.C.

We have served as the Company’s auditor since 2013.

Boston, Massachusetts

April 15, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Shareholders and Board of Directors of

AstroNova, Inc.

Opinion on the Internal Control Over Financial Reporting

We have audited AstroNova, Inc.’s (the Company) internal control over financial reporting as of January 31, 2025, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained effective internal control over financial reporting as of January 31, 2025, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements of the Company and our report dated April 15, 2025 expressed an unqualified opinion.

As described in Management’s Annual Report on Internal Control over Financial Reporting, management has excluded MTEX from its assessment of internal control over financial reporting as of January 31, 2025, because it was acquired by the Company in a purchase business combination in the second quarter of fiscal 2025. We have also excluded MTEX from our audit of internal control over financial reporting. MTEX is a wholly owned subsidiary whose total assets and revenues represent approximately 14% and 3%, respectively, of the related consolidated financial statement amounts as of and for the year ended January 31, 2025.

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

Boston, Massachusetts

April 15, 2025

ASTRONOVA, INC.

CONSOLIDATED BALANCE SHEETS

As of January 31

(In Thousands, Except Share Data)

	2025	2024
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$5,050	$4,527
Accounts Receivable, net of reserves of $3,104 in 2025 and $618 in 2024	21,218	23,056
Inventories	47,894	46,371
Prepaid Expenses and Other Current Assets	3,855	2,720
Total Current Assets	78,017	76,674
Property, Plant and Equipment, net	17,639	14,185
Identifiable Intangibles, net	23,519	18,836
Goodwill	14,515	14,633
Deferred Tax Assets, net	8,431	6,882
Right of Use Asset	1,781	603
Other Assets	1,693	1,438
TOTAL ASSETS	$145,595	$133,251
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts Payable	$7,928	$8,068
Accrued Compensation	3,745	2,923
Other Accrued Expenses	4,461	2,706
Revolving Credit Facility	20,929	8,900
Current Portion of Long-Term Debt	6,110	2,842
Short-Term Debt	581	—
Current Liability—Royalty Obligation	1,358	1,700
Current Liability—Excess Royalty Payment Due	691	935
Income Taxes Payable	—	349
Deferred Revenue	543	1,338
Total Current Liabilities	46,346	29,761
NON-CURRENT LIABILITIES
Long-Term Debt, net of current portion	19,044	10,050
Royalty Obligation, net of current portion	1,106	2,093
Lease Liabilities, net of current portion	1,535	415
Grant Deferred Revenue	1,090	—
Income Taxes Payable	684	551
Deferred Tax Liabilities	40	99
TOTAL LIABILITIES	69,845	42,969
Commitments and Contingencies (See Note 22)
SHAREHOLDERS’ EQUITY
Preferred Stock, $10 Par Value, Authorized 100,000 shares, None Issued	—	—
Common Stock, $0.05 Par Value, Authorized 13,000,000 shares; Issued 10,936,220 shares in 2025 and 10,812,137 shares in 2024	547	541
Additional Paid-in Capital	64,215	62,684
Retained Earnings	49,380	63,869
Treasury Stock, at Cost, 3,394,942 shares in 2025 and 3,368,763 shares in 2024	(35,043)	(34,593)
Accumulated Other Comprehensive Loss, net of tax	(3,349)	(2,219)
TOTAL SHAREHOLDERS’ EQUITY	75,750	90,282
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$145,595	$133,251

See Notes to the Consolidated Financial Statements.

ASTRONOVA, INC.

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

For the years ended January 31

(In Thousands, Except Per Share Data)

	2025		2024	2023
Revenue	$151,283		$148,086	$142,527
Cost of Revenue	98,534		96,465	94,371
Gross Profit	52,749		51,621	48,156
Costs and Expenses:
Selling and Marketing	25,560		24,428	24,456
Research and Development	6,610		6,906	6,822
General and Administrative	15,816		11,491	11,435
Goodwill Impairment	13,403		—	—
Operating Expenses	61,389		42,825	42,713
Operating Income (Loss)	(8,640)		8,796	5,443
Other Income (Expense):
Interest Expense	(3,210)		(2,697)	(1,678)
Gain (Loss) on Foreign Currency Transactions	335		(83)	(474)
Other, net	(772)		57	119
Total Other Income (Expense)	(3,647)		(2,723)	(2,033)
Income (Loss) before Income Taxes	(12,287)		6,073	3,410
Income Tax Provision	2,202		1,379	749
Net Income (Loss)	$(14,489)		$4,694	$2,661
Net Income (Loss) Per Common Share—Basic	$(1.93)		$0.63	$0.36
Net Income (Loss) Per Common Share—Diluted	$(1.93)		$0.63	$0.36
Weighted Average Number of Common Shares Outstanding—Basic	7,509		7,415	7,307
Dilutive Effect of Common Stock Equivalents	—	(1)	81	67
Weighted Average Number of Common Shares Outstanding—Diluted	7,509		7,496	7,374

(1) For the year ended January 31, 2025, we had weighted average common stock equivalent shares outstanding of 45,908 that could potentially dilute earnings per share in future periods. These shares were excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive given the net loss during the period.

See Notes to the Consolidated Financial Statements.

ASTRONOVA, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

For the years ended January 31

(In Thousands)

	2025	2024	2023
Net Income (Loss)	$(14,489)	$4,694	$2,661
Other Comprehensive Income (Loss), net of taxes and reclassification adjustments:
Foreign Currency Translation Adjustments	(1,130)	19	(537)
Loss from Cash Flow Hedges Reclassified to Income Statement	—	—	47
Other Comprehensive Income (Loss)	(1,130)	19	(490)
Comprehensive Income (Loss)	$(15,619)	$4,713	$2,171

See Notes to the Consolidated Financial Statements.

ASTRONOVA, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

($ In Thousands)

	Common Stock		Additional Paid-in	Retained	Treasury	Accumulated Other Comprehensive	Total Shareholders’
	Shares	Amount	Capital	Earnings	Stock	Income (Loss)	Equity
Balance January 31, 2022	10,566,404	$528	$59,692	$56,514	$(33,974)	$(1,748)	$81,012
Share-Based Compensation	—	—	1,290	—	—	—	1,290
Employee Option Exercises	25,123	2	153	—	—	—	155
Restricted Stock Awards Vested, net	85,324	4	(4)	—	(261)	—	(261)
Net Income	—	—	—	2,661	—	—	2,661
Other Comprehensive Loss	—	—	—	—	—	(490)	(490)
Balance January 31, 2023	10,676,851	$534	$61,131	$59,175	$(34,235)	$(2,238)	$84,367
Share-Based Compensation	—	—	1,347	—	—	—	1,347
Employee Option Exercises	18,998	1	212	—	—	—	213
Restricted Stock Awards Vested, net	116,288	6	(6)	—	(358)	—	(358)
Net Income	—	—	—	4,694	—	—	4,694
Other Comprehensive Income	—	—	—	—	—	19	19
Balance January 31, 2024	10,812,137	$541	$62,684	$63,869	$(34,593)	$(2,219)	$90,282
Share-Based Compensation	—	—	1,378	—	—	—	1,378
Employee Option Exercises	27,096	1	158	—	—	—	159
Restricted Stock Awards Vested, net	96,987	5	(5)	—	(450)	—	(450)
Net Loss	—	—	—	(14,489)	—	—	(14,489)
Other Comprehensive Loss	—	—	—	—	—	(1,130)	(1,130)
Balance January 31, 2025	10,936,220	$547	$64,215	$49,380	$(35,043)	$(3,349)	$75,750

See Notes to the Consolidated Financial Statements.

ASTRONOVA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended January 31

(In Thousands)

	2025	2024	2023
Cash Flows from Operating Activities:
Net Income (Loss)	$(14,489)	$4,694	$2,661
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided (Used) By Operating Activities:
Depreciation and Amortization	4,780	4,266	3,916
Grant Income charged to Depreciation	159	—	—
Goodwill Impairment	13,403	—	—
Amortization of Debt Issuance Costs	30	23	25
Restructuring Cost	—	2,040	—
Share-Based Compensation	1,378	1,347	1,290
Deferred Income Tax Provision (Benefit)	9	(78)	(1,336)
Changes in Assets and Liabilities, net of impact of acquisition:
Accounts Receivable	2,859	(1,486)	(1,234)
Other Receivable – Employee Retention Credit Receivable	—	—	3,135
Inventories	1,616	2,910	(11,581)
Accounts Payable and Accrued Expenses	(2,379)	(46)	(3,236)
Deferred Revenue	(1,520)	—	—
Income Taxes Payable	(904)	(343)	1,710
Other	(94)	(973)	1,714
Net Cash Provided (Used) by Operating Activities	4,848	12,354	(2,936)
Cash Flows from Investing Activities:
Cash Paid for Acquisitions, net of cash acquired	(19,109)	—	(17,034)
Additions to Property, Plant and Equipment	(1,165)	(875)	(229)
Net Cash Used by Investing Activities	(20,274)	(875)	(17,263)
Cash Flows from Financing Activities:
Net Cash Proceeds from Employee Stock Option Plans	13	105	85
Net Cash Proceeds from Share Purchases under Employee Stock Purchase Plan	146	107	70
Net Cash Used for Payment of Taxes Related to Vested Restricted Stock	(450)	(358)	(261)
Net (Repayments)/Borrowings under Revolving Credit Facility	11,508	(7,000)	15,900
Payment of Minimum Guarantee Royalty Obligation	(1,902)	(1,725)	(2,000)
Proceeds from Long-Term Debt Borrowings	15,078	—	6,000
Principal Payments on Long-Term Debt	(8,980)	(2,100)	(1,000)
Payments of Debt Issuance Costs	(35)	—	(39)
Net Cash Provided (Used) by Financing Activities	15,378	(10,971)	18,755
Effect of Foreign Exchange Rate Changes on Cash and Cash Equivalents	571	73	114
Net Increase in Cash and Cash Equivalents	523	581	(1,330)
Cash and Cash Equivalents, beginning of year	4,527	3,946	5,276
Cash and Cash Equivalents, end of year	$5,050	$4,527	$3,946
Supplemental Information:
Cash Paid During the Period for:
Interest	$2,701	$2,343	$791
Income Taxes, net of refunds	$2,210	$1,694	$311
Non-Cash Transactions:
Operating Lease Obtained in Exchange for Operating Lease Liabilities	$1,581	$—	$—
Financed Equipment Purchase	$—	$822	$—
Reclassification of Inventories to Property, Plant and Equipment	$—	$—	$348
Recognize Intangible Asset and Royalty Payable Related to Honeywell Asset Purchase and License Agreement	$—	$—	$530

See Notes to the Consolidated Financial Statements.

ASTRONOVA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2025, 2024, and 2023

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

Cash and Cash Equivalents: Highly liquid investments with an original maturity of 90 days or less are considered to be cash equivalents. At January 31, 2025 and 2024, $2.7 million and $2.3 million, respectively, was held in foreign bank accounts.

Inventories: Inventories are stated at the lower of standard and average cost or net realizable value and include material, labor and manufacturing overhead. Cost is determined using an average cost method that approximates the first-in, first-out (FIFO) method.

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

We may perform services at the request of the customer, generally for the repair and maintenance of products previously sold. These services are short in duration and total approximately 5.0% of revenue for each of the years ended January 31, 2025 and 2024. Revenue is recognized as services are rendered and accepted by the customer. We also provide service agreements on certain of our Product Identification equipment. Service agreements are purchased separately from the equipment and provide for the right to obtain service and maintenance on the equipment for a period of typically one to two years. Accordingly, revenue on these agreements is recognized over the term of the agreements. The portion of service agreement contracts that are uncompleted at the end of any reporting period is included in deferred revenue.

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

We recognize and subsequently amortize an asset for the incremental direct costs of obtaining a contract with a customer if we expect the benefit of those costs to be longer than one year (refer to Note 3, “Revenue Recognition” for a discussion of Contract Costs). We apply the practical expedient to expense costs incurred for costs to obtain a contract when the amortization period would have been less than a year. These costs include sales commissions paid to the internal direct sales team as well as to third-party representatives and distributors. Contractual agreements with each of these parties outline commission structures and rates to be paid. In general, such contracts are all individual procurement decisions by the customers and do not include renewal provisions and, as such, the majority of the contracts have an economic life of significantly less than a year.

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

Business Combinations: We account for business acquisitions under the acquisition method of accounting in accordance with ASC 805, ‘‘Business Combinations,’’ ASC 805 requires the purchase price of the acquisition to be allocated to the tangible and intangible assets acquired and liabilities assumed based on their fair value as of the acquisition date as determined by widely accepted valuation techniques in accordance with ASC 820, “Fair Value Measurement.” Any excess of the purchase price over the fair value of the net identified assets acquired and liabilities assumed will be recorded as goodwill. ASC 805 establishes a measurement period to provide companies with a reasonable amount of time to obtain the information necessary to identify and measure various items in a business combination and cannot extend beyond one year from the acquisition date. Accounting for business combinations requires us to make significant estimates and assumptions at the acquisition date relevant to the determination of the fair value of the tangible and intangible assets acquired and liabilities assumed. These estimates include, but are not limited to, expected future cash flows, discount rates, royalty rates, and other assumptions. Such estimates are inherently uncertain and may be subject to refinement. If the initial accounting for the business combination has not been completed by the end of the reporting period in which the business combination occurs, provisional amounts are reported to present information about facts and circumstances that existed as of the acquisition date. During the measurement period, which may be up to one year from the acquisition date, we may record adjustments to the fair value of the tangible and intangible assets acquired and liabilities assumed with the corresponding offset to goodwill, to the extent such information was not available to us at the acquisition date to determine such amounts. Upon the conclusion of the measurement period or final determination of the fair value of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to our consolidated statements of income.

Acquisition-related costs not considered part of the considerations are expensed as incurred and recorded in acquisition costs within the consolidated statement of income (loss). Changes in the fair value of contingent consideration arrangements that are not measurement period adjustments are recognized in earnings in the period of the change. The results of operations of the acquired entity, including revenues and earnings, are included in our financial statements from the closing date of the acquisition.

Research and Development Costs: We charge costs to expense in the period incurred, and these expenses are presented in the consolidated statement of income (loss). The following costs are included in research and development expense: salaries and benefits, external engineering service costs, engineering related information costs and supplies.

Foreign Currency Translation: The financial statements of foreign subsidiaries and branches are measured using the local currency as the functional currency. Foreign currency-denominated assets and liabilities are translated into U.S. dollars at year-end exchange rates with the translation adjustment recorded as a component of accumulated comprehensive income (loss) in shareholders’ equity. Revenues and expenses are translated at the average monthly exchange rates in effect during the related period. We do not provide for U.S. income taxes on foreign currency translation adjustments associated with our subsidiaries in Germany, Denmark and China since their undistributed earnings are considered to be permanently invested. Included in our consolidated statements of income (loss) was a net transaction foreign exchange losses of $0.5 million, $0.1 million, and $0.5 million in fiscal 2025, 2024, and 2023, respectively.

Advertising: We expense advertising costs as incurred. Advertising costs including advertising production, trade shows and other activities are designed to enhance demand for our products and amounted to $2.0 million, $1.8 million, and $1.6 million, in fiscal years 2025, 2024, and 2023, respectively.

Long-Lived Assets: Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. If the projected undiscounted cash flows are less than the carrying value, then an impairment charge would be recorded for the excess of the carrying value over the fair value, as determined by the discounting of future cash flows. There were no impairment charges for our long-lived assets in fiscal years 2025, 2024, or 2023.

Intangible Assets: Intangible assets include the value of customer and distributor relationships, trademarks and existing technology acquired in connection with business and asset acquisitions and are stated at cost (fair value at acquisition) less accumulated amortization. These intangible assets have a definite life and are amortized over the assets’ useful lives using a systematic and rational basis which is representative of the assets’ use. Intangible assets with a definite life are tested for impairment whenever events or circumstances indicate that the carrying amount of an asset (asset group) may not be recoverable. If necessary, an impairment loss is recognized when the carrying amount of an asset exceeds the estimated undiscounted cash flows used in determining the fair value of the asset. The amount of the impairment loss recorded is calculated by the excess of the asset’s carrying value over its fair value. Fair value is generally determined using a discounted cash flow analysis. There were no impairment charges for our intangible assets in fiscal years 2025, 2024, or 2023.

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

The quantitative assessment compares the fair value of the reporting unit with its carrying value. If the quantitative assessment is performed, we estimate the fair value of our reporting units using a combination of both the income approach and a market approach. The income approach is based on a discounted cash flow model and provides a fair value estimate based upon the reporting unit’s expected long-term operating cash flow performance. The market approach compares the reporting unit to publicly traded companies and transactions involving similar business, and requires the use of many assumptions and estimates including future revenue, expenses, capital expenditures, and working capital, as well as discount factors and income tax rates. If the fair value of the reporting unit exceeds the carrying value of the net assets including goodwill assigned to that unit, goodwill is not impaired. If the carrying value of the reporting unit’s net assets including goodwill exceeds the fair value of the reporting unit, then we record an impairment charge based on that difference.

For our fiscal 2025 analysis of goodwill we elected to forgo the qualitative assessment and perform a quantitative assessment. Based on the quantitative assessment performed, a goodwill impairment charge of $13.4 million was recognized related to our PI reporting unit (refer to Note 4, “Intangible Assets and Goodwill” for a further discussion of this impairment). There was no impairment to our T&M segment’s goodwill in fiscal year 2025, nor any impairment charges for goodwill in either of our T&M or PI segments for either fiscal year 2024 or 2023.

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

There are two types of leases, operating leases and finance leases. Lease classification is determined at lease commencement. We have made an accounting policy election to apply the short-term exception, which does not require the capitalization of leases with terms of 12 months or less. All of our leases are classified as operating leases. Operating lease expense is recognized on a straight-line basis over the lease term and included in general and administrative expense on the consolidated statement of income. ROU assets are classified as such on the consolidated balance sheets, short-term lease liabilities are classified in accrued expenses, and long-term lease liabilities are classified as such in the consolidated balance sheets. In the statements of cash flow, payments for operating leases are included as operating activities.

In addition, several of our facility lease agreements include non-lease components for items such as common area maintenance and utilities which are accounted for separately from the lease component.

Income Taxes: We use the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial reporting basis and tax basis of the assets and liabilities and are measured using statutory tax rates that will be in effect when the differences are expected to reverse. Our deferred taxes are presented as non-current in the accompanying consolidated balance sheets. An allowance against deferred tax assets is recognized when it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized. At both January 31, 2025 and January 31, 2024, a valuation allowance was provided for deferred tax assets attributable to certain domestic R&D, foreign tax credit carryforwards and China net operating losses, all of which are expected to expire unused.

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

Net Income Per Common Share: Basic net income per share is based on the weighted average number of shares outstanding during the period. Diluted net income per share is based on the basic weighted average number of shares and potential common equivalent shares for stock options, restricted stock awards and restricted stock units outstanding during the period using the treasury stock method. In fiscal years 2025, 2024, and 2023, there were 173,380; 295,370; and 685,667, respectively, of common equivalent shares that were not included in the computation of diluted net income per common share because their inclusion would be anti-dilutive.

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

Self-Insurance: We are self-insured for U.S. medical and dental benefits for qualifying employees and maintain stop-loss coverage from a third party which limits our exposure to large claims. We record a liability associated with these benefits that includes an estimate of both claims filed and losses incurred but not yet reported based on historical claims experience. In estimating this accrual, we utilize an independent third-party broker to estimate a range of expected losses, which are based on analyses of historical data. Assumptions are closely monitored and adjusted when warranted by changing circumstances. Our liability for self-insured claims is included within accrued compensation in our consolidated balance sheets and was $0.3 million at both January 31, 2025 and 2024.

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

Cash Flow Hedges

For derivative instruments that are designated and qualify as a cash flow hedge, the gain or loss on the derivative instrument is reported as a component of other comprehensive income (loss) and reclassified into earnings in the same line item associated with the forecasted transaction, and in the same period or periods during which the hedged transaction affects earnings (e.g., in “Interest Expense” when the hedged transactions are interest cash flows associated with floating-rate debt, or “Other, Net” for portions reclassified relating to the remeasurement of the debt). The remaining gain or loss on the derivative instrument in excess of the cumulative change in the present value of future cash flows of the hedged item, if any, are recognized in the statement of income during the current period.

Net Investment Hedges

We formally assess a net investment hedge, both at inception and on a quarterly basis thereafter, as to whether the designated derivative or nonderivative instrument is highly effective as an economic hedge of foreign exchange risk associated with the hedged net investment. The change in the fair value of a derivative instrument or the change in the carrying value of a nonderivative instrument that is designated and highly effective as a net investment hedge is recorded in the cumulative translation adjustment component of Accumulated Other Comprehensive Income (“AOCI”), offsetting the translation adjustment of the net investment being hedged.

If a net investment hedging relationship ceases to be highly effective, we discontinue hedge accounting, and any future change in the fair value of the derivative hedging instrument or future change in the carrying value of the nonderivative hedging instrument is recorded in the “other expenses” in the consolidated statement of income (loss), which is where the gain or loss on the sale or substantial liquidation of the underlying net investment would be recorded. However, any deferred gains or losses previously recorded in the cumulative translation adjustment component of AOCI will remain in AOCI until the hedged net investment is sold or substantially liquidated, at which time the cumulative deferred gains or losses are recorded in the “other expenses” line in the consolidated statement of income (loss).

Recent Accounting Pronouncements

Financial Standards Adopted During Fiscal 2025

Effective January 31, 2025, we adopted the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Update No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which requires disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”), as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. ASU 2023-07 also requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss to assess segment performance and make decisions about allocating resources. The amendments in this update do not change how a public entity identifies its operating segments, aggregates those operating segments, or applies the quantitative thresholds to determine its reportable segments. ASU 2023-07 was applied retrospectively to all prior periods presented in the financial statements. The adoption of ASU 2023-07 has only impacted our segment disclosures with no impact to our consolidated financial statements. See Note 17 “Segment Reporting and Geographical Information,” for segment disclosures.

Financial Accounting Standards Not Yet Adopted

In November 2024, the FASB issued ASU 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses.” ASU 2024-03 enhances expense disclosures on both an annual and interim basis by requiring public entities to disclose additional information about specific expense categories in the notes to the consolidated financial statements. This ASU requires disclosure in tabular format of purchases of inventory, employee compensation, depreciation, intangible asset amortization and depletion, as applicable, for each income statement line item that contains those expenses. Specific expenses, gains and losses that are already disclosed under existing US GAAP are also required to be included in the disaggregated income statement expense line-item disclosures, and any remaining amounts will need to be described quantitatively. Additionally, ASU 2024-03 requires disclosure of the total amount of selling expenses and the entity’s definition of selling expenses. ASU 2024-03 is effective for the first annual disclosure period beginning after December 15, 2026 and for the interim periods subsequent to that, with early adoption permitted. The amendment should be applied prospectively; however, retrospective application is permitted. We are currently evaluating the new disclosure requirements of ASU 2024-04 and do not expect the adoption of this guidance to have a material impact on our consolidated financial statements or disclosures.

In December 2023, the FASB issued ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”) to enhance the transparency and decision usefulness of income tax disclosures primarily related to the rate reconciliation and income taxes paid information. ASU 2023-09 modifies the requirement for income tax disclosures to include (1) specific categories in the rate reconciliation, (2) the income or loss from continuing operations before income tax expense or benefit

(separated between domestic and foreign) and (3) income tax expense or benefit from continuing operations (separated by federal, state and foreign). ASU 2023-09 also requires entities to disclose their income tax payments to international, federal, state and local jurisdictions. The guidance is effective for annual periods beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. ASU 2023-09 should be applied on a prospective basis, but retrospective application is permitted. We will adopt this standard beginning with our fiscal year ending January 31, 2026. We are currently evaluating the potential impact of adopting this new guidance on our consolidated financial statements and related disclosures.

There were no other new accounting pronouncements, issued or effective during fiscal 2025, that have had or are expected to have a material impact on our consolidated financial statements.

Note 2—Acquisitions

Fiscal 2025

MTEX

Background

On May 4, 2024, AstroNova, along with its wholly-owned Portuguese subsidiary, AstroNova Portugal, Unipessoal, Lda (the “Purchaser”) entered into a Share Purchase Agreement (the “Purchase Agreement”) with Effort Premier Solutions Lda., a private limited company incorporated under the laws of Portugal (the “Seller”) and Elói Serafim Alves Ferreira, as a guarantor (the “Guarantor”).

In accordance with the terms and subject to the conditions set forth in the Purchase Agreement, the Purchaser acquired from the Seller, 100% of the issued and outstanding share capital of MTEX New Solution, S.A., a joint stock company with limited liability incorporated under the laws of Portugal (“MTEX”). The closing date for the acquisition was May 6, 2024. This transaction is a business combination and accounted for using the acquisition method as prescribed by ASC 805.

The purchase price for this acquisition consisted of EUR 17,268,345 (approximately $18.7 million) paid by the Purchaser to the Seller on the closing date, and up to an additional EUR 731,655 (approximately $0.8 million) retained by the Purchaser to secure certain indemnification obligations of the Seller to be released by the Purchaser subject to resolution of such obligations. The Seller may be entitled to additional contingent consideration if specified revenue targets are achieved by MTEX as set forth in the Purchase Agreement for the three calendar year periods ending after the closing date. The contingent consideration consists of potential earn-out payments to the seller of EUR 1.0 million (approximately $1.1 million) if the specified revenue target is achieved in the full fiscal year of 2025, an additional EUR 1.5 million (approximately $1.6 million) if the specified revenue target is achieved in full fiscal year 2026, and an additional EUR 1.5 million (approximately $1.6 million) if the specified earnings targets are achieved in full fiscal year 2027, with a maximum of EUR 4.0 million (approximately $4.4 million) if all of the specified earnings targets are achieved over the three-year period.

Also on May 4, 2024, the Purchaser, the Seller, the Guarantor and MTEX entered into a Transitional Management Agreement (the “Transitional Management Agreement”) pursuant to which the Guarantor will serve as MTEX’s Chief Executive Officer for a term of three years following the closing date. Under the terms of the Transitional Management Agreement, the Guarantor will receive a salary and grant of restricted stock units and will be entitled to participate in our incentive compensation programs on the same terms as our executive officers. The Transitional Management Agreement includes customary non-competition and confidentiality provisions. Following fiscal 2025, the Guarantor ceased to be employed by MTEX.

Upon the closing of the transaction, MTEX became a wholly owned indirect subsidiary of AstroNova, Inc.

Purchase Price Allocation

A summary of the estimate of the fair value of the consideration transferred as of the acquisition closing date is presented in the table below:

(In thousands)	Preliminary Estimate	Measurement Period Adjustment	Revised Estimate
Cash Paid at Closing	$18,732	$(1)	$18,731
Holdback Amount	742	—	742
Fair Value of the Earnout	1,619	(1,619)	—
Total Purchase Price	$21,093	$(1,620)	$19,473

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

The following table sets forth the preliminary purchase price allocation of the MTEX acquisition for the estimated fair value of the net assets acquired and liabilities assumed as of May 6, 2024:

(In thousands)	Preliminary Estimate	Measurement Period Adjustment	Revised Estimate
Cash	$364	$—	$364
Accounts Receivable	3,989	(2,748)	1,241
Inventory	3,807	(200)	3,607
Prepaid Expenses and Other Current Assets	301	—	301
Property, Plant and Equipment	4,802	—	4,802
Other Long-Term Assets	5,154	1,054	6,208
Identifiable Intangible Assets	9,556	(2,017)	7,539
Goodwill	10,629	3,621	14,250
Accounts Payable and Other Current Liabilities	(4,225)	(1,870)	(6,095)
Debt Assumed	(7,918)	—	(7,918)
Other Long-Term Liabilities	(5,366)	540	(4,826)
Total Purchase Price	$21,093	$(1,620)	$19,473

Although we have made a number of adjustments to the opening balance sheet through January 31, 2025, as we continue to finalize our due diligence and accounting for this acquisition, the amounts above remain provisional and are based on information that is currently available. Management believes the information provides a reasonable basis for estimating the fair values of assets acquired and liabilities assumed but is waiting to complete their financial due diligence necessary to finalize those fair values. Therefore, the provisional measurements of fair values reflected continue to be subject to changes that could be significant. Management anticipates there will be changes to the purchase price allocation as further information is collected and analyzed and pending the final completion of certain appraisals and valuation report. We expect to complete the final fair value determination of the assets acquired and liabilities assumed, resolutions of working capital, and any other purchase price adjustments identified as soon as practicable within the measurement period and, in any event, not later than one year from the acquisition closing date.

The following table reflects the preliminary fair value of the acquired identifiable intangible assets and related estimated useful lives:

(In thousands)	Preliminary Fair Value	Measurement Period Adjustment	Revised Estimate	Useful Life (years)
Customer Relations	$8,786	$(6,183)	$2,603	10
Internally Developed Technology	488	4,231	4,719	6
Trademarks/Tradenames	282	(65)	217	3
Total	$9,556	$(2,017)	$7,539

The customer relations intangible asset represents relationships that will be maintained with certain historical customers of MTEX. The trademark/tradename intangible assets reflect the industry reputation of the MTEX name, and the registered trademarks held by MTEX for the use of several marks and logos. The internally developed technology intangible asset represents software used to collect a wide range of data on each piece of equipment and the ability to monitor customer ink usage and troubleshoot issues with customers.

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

Purchased goodwill of $14.3 million, which is not deductible for tax purposes, represented the excess of the purchase price over the estimated fair value assigned to the tangible and identifiable intangible assets acquired and liabilities assumed from MTEX. The goodwill recognized under ASC 805 was attributable to the expected earnings potential of the business, synergies which are expected to enhance and expand our overall product portfolio, opportunities in new and existing markets, and MTEX's assembled workforce. The carrying amount of the goodwill was allocated to the PI segment. During the fourth quarter of the current year, based on the results our quantitative test of goodwill in the PI segment, a goodwill impairment of $13.4 million was recognized. Refer to Note 4, “Intangible Assets and Goodwill” for further details.

We incurred $1.2 million of acquisition-related costs for this transaction which are included in general and administrative expenses in our consolidated statements of income (loss) for year ended January 31, 2025.

The operating results and earnings before taxes attributable to MTEX included in our consolidated statements of income (loss) for the year ended January 31, 2025 were as follows:

(In thousands)	2025
Revenue	$4,163
Gross Profit	511
Operating Expenses:
Selling Expenses	2,485
Research and Development Expenses	309
General and Administrative Expenses	1,194
Goodwill Impairment	13,403
Total Operating Expenses	$17,391
Operating Income (Loss)	(16,880)
Other Income (Expenses)	(862)
Earnings (Loss) before Taxes	$(17,742)

MTEX results are reported as part of the PI segment. Pro forma results as if the acquisition was closed on February 1, 2024 are not provided, as such amounts were impractical to determine.

Fiscal 2023

Astro Machine

On August 4, 2022, we acquired Astro Machine LLC (“Astro Machine”), an Illinois-based manufacturer of printing equipment, including label printers, tabbers, conveyors, and envelope feeders, for aggregate consideration of $17.1 million. The purchase included 100% of the issued and outstanding equity interests of Astro Machine for a purchase price of $15.6 million and certain real estate assets comprised of a 34,460 square foot industrial manufacturing and office building on 1.26 acres of land, which is Astro Machine’s principal place of business for a purchase price of $1.5 million. Upon the closing of the transaction, Astro Machine became a wholly owned subsidiary of AstroNova, Inc.

This transaction is a business combination and was accounted for using the acquisition method of accounting prescribed by ASC 805, “Business Combinations.”

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

Goodwill of $2.7 million, which is not deductible for tax purposes, represents the excess of the purchase price over the estimated fair value assigned to the tangible and identifiable intangible assets acquired and liabilities assumed from Astro Machine and is attributable to synergies which are expected to enhance and expand our overall product portfolio, opportunities in new and existing markets, future technologies that have yet to be determined and Astro Machine’s assembled work force. The carrying amount of the goodwill was allocated to the PI segment.

Total acquisition-related costs for Astro Machine of $0.7 million are included in general and administrative expenses in our consolidated statement of income for the year ended January 31, 2023.

The amounts of revenue and earnings before taxes attributable to Astro Machine and included in our consolidated statement of income were as follows:

(In thousands)	2025	2024	2023
Revenue	$18,497	$18,147	$12,515
Earnings before Taxes	$1,476	$2,616	$1,571

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

Revenues disaggregated by primary geographic markets and major product types are as follows:

Primary geographical markets:

(In thousands)	2025	2024	2023*
United States	$89,466	$84,757	$83,559
Europe	39,121	41,761	38,859
Canada	8,210	8,742	8,690
Asia	8,018	7,216	5,547
Central and South America	4,967	4,221	4,589
Other	1,501	1,389	1,283
Total Revenue	$151,283	$148,086	$142,527

*Certain amounts have been reclassified to conform to the current year's presentation.

Major product types:

(In thousands)	2025	2024	2023
Hardware	$44,632	$49,440	$42,445
Supplies	81,423	79,252	82,072
Service and Other	25,228	19,394	18,010
Total Revenue	$151,283	$148,086	$142,527

In December 2022, we entered into an amended contract with one of our T&M customers that provided for a total payment of $3.25 million to be received as a result of our claims allowable under French law relating to additional component costs we have incurred, and will continue to incur in order to supply aerospace printers under the contract for the period beginning in April 2022 and continuing through 2025. We have recognized $0.8 million, $1.3 million, and $1.1 million in revenue for the years ended January 31, 2025, 2024 and 2023, respectively as a result of this arrangement. As we have received the total payment amount per the amended contract, there is no balance in deferred revenue at January 31, 2025.

Contract Assets and Liabilities

We normally do not have contract assets, which are primarily unbilled accounts receivable that are conditional on something other than the passage of time.

Our contract liabilities, which represent billings in excess of revenue recognized, are related to advanced billings for purchased service agreements and extended warranties. Contract liabilities were $543,000 and $530,000 at January 31, 2025 and January 31, 2024, respectively, and are recorded as current deferred revenue in the accompanying consolidated balance sheets The increase in the deferred revenue balance for the year ended January 31, 2025 is due to cash payments received in advance of satisfying performance obligations, offset by revenue recognized during the period, including $265,000 of revenue recognized that was included in the deferred revenue balance at January 31, 2024.

Contract Costs

We recognize an asset for the incremental costs of obtaining a contract with a customer if we expect the benefit of those costs to be longer than one year. We have determined that certain costs related to obtaining sales contracts for our aerospace printer products meet the requirement to be capitalized. These costs are deferred and amortized over the remaining useful life of these contracts, which we currently estimate to be approximately 16 years as of January 31, 2025. Amortized contract costs for the year ended January 31, 2025 were $88,000 and $75,000 for each of the years ended January 31, 2024 and 2023. The balance of deferred incremental direct costs net of accumulated amortization at January 31, 2025, was $1.5 million, of which $0.1 million is reported in other current assets and $1.4 million is reported in other assets in the accompanying consolidated balance sheet.

Note 4—Intangible Assets and Goodwill

Intangible assets are as follows:

	January 31, 2025				January 31, 2024
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Currency Translation Adjustment	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Currency Translation Adjustment	Net Carrying Amount
RITEC:
Customer Contract Relationships	2,830	(1,755)	—	1,075	2,830	(1,689)	—	1,141
TrojanLabel:
Distributor Relations	937	(774)	16	179	937	(686)	30	281
Honeywell:
Customer Contract Relationships	27,773	(13,661)	—	14,112	27,773	(12,795)	—	14,978
Astro Machine:
Customer Contract Relationships	3,060	(1,530)	—	1,530	3,060	(918)	—	2,142
Trademarks	420	(210)	—	210	420	(126)	—	294
MTEX:
Customer Contract Relationships	2,603	(194)	(104)	2,305	—	—	—	—
Internally Developed Technology	4,719	(586)	(181)	3,952	—	—	—	—
Trademarks	217	(54)	(7)	156	—	—	—	—
Intangible Assets, net	$42,559	$(18,764)	$(276)	$23,519	$35,020	$(16,214)	$30	$18,836

There were no impairments to intangible assets during the periods ended January 31, 2025 and 2024. Amortization expense of $2.6 million, $2.4 million, and $1.9 million, with regard to acquired intangibles has been included in the consolidated statements of income for the years ended January 31, 2025, 2024, and 2023, respectively.

Estimated amortization expense for the next five fiscal years is as follows:

(In thousands)	2026	2027	2028	2029	2030
Estimated amortization expense	$2,832	$2,832	$2,338	$1,972	$1,972

Goodwill is as follows:

(In thousands)	PI	T&M	Total
Balance at January 31, 2024	$10,111	$4,522	$14,633
Acquisition	14,250	—	14,250
Impairment	(13,403)	—	(13,403)
Foreign Currency Translation	(965)	—	(965)
Balance at January 31, 2025	$9,993	$4,522	$14,515

We assess recoverability of goodwill on an annual basis or when events or changes in circumstances indicate that the carrying value may not be recoverable, such as a deterioration in macroeconomic conditions and a sustained decrease in stock price. Due to the actual and expected future underperformance of a unit within our Product Identification segment, MTEX, relative to management’s original expectations, we performed a strategic review of the MTEX operation which resulted in a restructuring plan including cutting approximately 70% of the MTEX product portfolio and integrating MTEX’s sales, marketing and customer support functions into our global teams. We then performed a quantitative test as of January 31, 2025 of the carrying value of the Product Identification segment which included $14.3 million of goodwill recognized as part of the May 2024 acquisition of MTEX by applying a combination of an income approach, which utilizes discounted cash flows for each reporting unit, and a market approach. The income approach uses a reporting unit’s projection of estimated operating results and cash flows that are discounted using a weighted-average cost of capital that reflects current market conditions appropriate to the reporting unit. The discounted cash flow model uses management’s best estimates of economic and market conditions over the projected period using the best information available, including growth rates in revenues, costs and estimates of future expected changes in operating margins and cash expenditures. The market approach considers a benchmark of our market multiples and comparable transactions occurring within the last two years. Other estimates and assumptions include terminal value growth rates, weighted average cost of capital and changes in future working capital requirements. Determining fair value requires the exercise of significant assumptions and judgments, which are considered Level 3 inputs under the fair value hierarchy, including the amount and timing of expected future cash flows, long term growth rates, and the discount rates.

In connection with the valuation, we also performed a reconciliation of the aggregate fair value of the two reporting units to the Company’s market capitalization as of January 31, 2025. The reconciliation considered the Company’s publicly traded market capitalization, adjusted for a reasonable control premium, as well as other market-based factors such as observed premiums in comparable market transactions. Based on the results of the impairment test, we concluded that the carrying value of our PI reporting unit exceeded the fair value by $13.4 million and, accordingly, we recorded an impairment charge of that amount. The fair value of our T&M segment exceeded the carrying value therefore there was no goodwill impairment charge to this segment.

Note 5—Inventories

The components of inventories are as follows:

	January 31,
	2025	2024
(In thousands)
Materials and Supplies	$35,181	$39,078
Work-in-Progress	2,559	1,054
Finished Goods	19,879	15,645
	57,619	55,777
Inventory Reserve	(9,725)	(9,406)
	$47,894	$46,371

Note 6—Property, Plant and Equipment

Property, plant and equipment consist of the following:

	January 31,
	2025	2024
(In thousands)
Land and Land Improvements	$2,304	$2,304
Buildings and Leasehold Improvements	15,116	14,381
Machinery and Equipment	30,403	26,123
Computer Equipment and Software	14,538	14,238
Gross Property, Plant and Equipment	62,361	57,046
Accumulated Depreciation	(44,722)	(42,861)
Net Property Plant and Equipment	$17,639	$14,185

Depreciation expense on property, plant and equipment was $2.1 million, $1.8 million, and $2.0 million for the years ended January 31, 2025, 2024, and 2023, respectively.

Note 7—Accrued Expenses

Accrued expenses consist of the following:

	January 31,
(In thousands)	2025	2024
Customer Deposits	$786	$86
Acquisition Escrow Holdback	710	—
Warranty	548	711
Professional Fees	253	375
Grant Performance Obligation - Short Term	212	—
Current Portion of Lease Liability	320	233
Accrued Property & Sales Tax	538	209
Stockholder Relation Fees	63	94
Other Accrued Expenses	1,031	998
	$4,461	$2,706

Note 8—Credit Agreement and Long-Term Debt

Credit Agreement

In connection with our purchase of MTEX, on May 6, 2024, we entered a Third Amendment to Amended and Restated Credit Agreement (the “Third Amendment”) with Bank of America, N.A., as lender (the “Lender”). The Third Amendment amended the Amended and Restated Credit Agreement dated as of July 30, 2020, as amended by the First Amendment to Amended and Restated Credit Agreement, dated as of March 24, 2021, the LIBOR Transition Amendment, dated as of December 14, 2021, the Second Amendment to Amended and Restated Credit Agreement dated as of August 4, 2022, and the Joinder Agreement relating to our subsidiary Astro Machine Corporation (“Astro Machine”) dated as of August 26, 2022 (as so amended, the “Existing Credit Agreement”; the Existing Credit Agreement as amended by the Third Amendment, (the “Amended Credit Agreement”), between AstroNova, Inc. as the borrower, Astro Machine as a guarantor, and the Lender.

The Amended Credit Agreement provides for (i) a new term loan to AstroNova, Inc. in the principal amount of EUR 14.0 million (the “Term A-2 Loan”), which term loan is in addition to the existing term loan (the “Term Loan”) outstanding under the Existing Credit Agreement in the principal amount of approximately $12.3 million as of the effective date of the Third Amendment, and (ii) an increase in the aggregate principal amount of the revolving credit facility available to AstroNova, Inc. from $25.0 million to $30.0 million until January 31, 2025, upon and after which the aggregate principal amount of the revolving credit facility reduces to $25.0 million. At the closing of the Third Amendment, we borrowed the entire EUR 14.0 million Term A-2 Loan, EUR 3.0 million under the revolving credit facility and a US dollar amount under the revolving credit facility that was converted to Euros to satisfy the entire purchase price payable on the closing date pursuant to the purchase agreement for our purchase of MTEX. The revolving credit facility may otherwise be used for general corporate purposes.

The Amended Credit Agreement requires that the Term A-2 Loan be paid in quarterly installments on the last day of each of our fiscal quarters through April 30, 2027 in the principal amount of EUR 583,333 each, and the entire then-remaining principal balance of the Term A-2 Loan is required to be paid on August 4, 2027. The Amended Credit Agreement requires that the remaining balance of the Term Loan be paid in quarterly installments on the last day of each of our fiscal quarters through April 30, 2027 in the principal amount of $675,000 each, and the entire then remaining principal balance of the Term Loan is required to be paid on August 4, 2027. We may voluntarily prepay the Term A-2 Term Loan or the Term Loan, in whole or in part, from time to time without premium or penalty (other than customary breakage costs, if applicable). We may repay borrowings under the revolving credit facility at any time without premium or penalty (other than customary breakage costs, if applicable), but in any event no later than August 4, 2027, and any outstanding revolving loans thereunder will be due and payable in full, and the revolving credit facility will terminate, on such date. We may reduce or terminate the revolving line of credit at any time, subject to certain thresholds and conditions, without premium or penalty.

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

Amounts repaid under the revolving credit facility may be reborrowed, subject to our continued compliance with the Amended Credit Agreement. No amount of the Term A-2 Loan or the Term Loan that is repaid may be reborrowed.

We must comply with various customary financial and non-financial covenants under the Amended Credit Agreement. The financial covenants under the Amended Credit Agreement consist of a maximum consolidated leverage ratio and a minimum consolidated fixed charge coverage ratio, certain of the provisions of which were modified by the Third Amendment; the minimum consolidated asset coverage ratio under the Existing Credit Agreement was eliminated by the Third Amendment. The primary non-financial covenants limit our and our subsidiaries’ ability to incur future indebtedness, to place liens on assets, to pay dividends or distributions on our or our subsidiaries’ capital stock, to repurchase or acquire our or our subsidiaries’ capital stock, to conduct mergers or acquisitions, to sell assets, to alter our or our subsidiaries’ capital structure, to make investments and loans, to change the nature of our or our subsidiaries’ business, and to prepay subordinated indebtedness, in each case subject to certain exceptions and thresholds as set forth in the Amended Credit Agreement, certain of which provisions were modified by the Third Amendment. As of January 31, 2025, we were not in compliance with the Amended Credit Agreement, as a result of our failure to comply with the maximum consolidated leverage ratio and the minimum consolidated fixed charge coverage ratio in effect for our fiscal measurement period ended January 31, 2025.

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

Subsequent to the end of fiscal 2025, on March 20, 2025, we entered into a Fourth Amendment to Amended and Restated Credit Agreement with Bank of America (the “Fourth Amendment”), which further amended the Amended Credit Agreement. The Fourth Amendment also provided a waiver of the events of default that had occurred under the Amended Credit Agreement as a result of our failure to comply with the maximum consolidated leverage ratio and the minimum consolidated fixed charge coverage ratio in effect thereunder for our fiscal measurement period ended January 31, 2025 as described above. See Note 24, “Subsequent Events” for further information regarding the Fourth Amendment.

Equipment Financing

In January 2024, we entered into a secured equipment loan facility agreement with Banc of America Leasing & Capital, LLC and borrowed a principal amount of $0.8 million thereunder for the purpose of financing our purchase of production equipment. This loan matures on January 23, 2029, and bears interest at a fixed rate of 7.06%. Under this loan agreement, equal monthly payments including principal and interest of $16,296 commenced on February 23, 2024 and will continue through the maturity of the equipment loan facility on January 23, 2029.

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

MTEX has also received government assistance in the form of interest-free loans from government agencies located in Portugal (the “MTEX Government Grant Term Loans”). The MTEX Government Grant Term Loans are to be repaid to the applicable government agencies and are classified as long-term debt. The current balance of the MTEX Government Grants Term Loans as of January 31, 2025 is $0.9 million. The MTEX Government Grant Term Loans provide interest-free financing so long as monthly principal payments are made. In the event that MTEX and the applicable government agency renegotiate the payment dates, interest will be calculated according to a rate determined by the government agency as of the date of renegotiation and added to the outstanding principal payments. The MTEX Government Grant Term Loans mature at different dates through January 2027.

Additionally, we assumed short-term financing obligations of MTEX, including letters of credit, maturing term loans, and financing arrangements for working capital classified as debt. As of January 31, 2025, $0.6 million of the short-term debt obligation assumed in the purchase of MTEX remains outstanding.

Revolving Credit Facilities

At January 31, 2025, we had a principal balance of $20.5 million outstanding under our revolving credit facility under the Amended Credit Agreement. The balance outstanding under the revolving credit facility bore interest at a weighted average rate of 7.28% and 7.70% for the years ended January 31, 2025 and January 31, 2024, respectively, and we incurred $1.0 million and $1.2 million for interest on these obligations during the years ended January 31, 2025 and January 31, 2024, respectively. Commitment fees on the undrawn portion of our revolving credit facility of $42,000 and $30,000 were incurred for the years ended January 31, 2025 and 2024, respectively. Both the interest expense and commitment fees are included as interest expense in the accompanying consolidated statements of income (loss) for all periods presented. At January 31, 2025, $4.5 million remained available for borrowing under our revolving credit facility. Additionally, MTEX has a EUR 0.5 million ($0.5 million) available line of credit with Caixa Central de Crédito Agricola Mutuo. This credit line was established in December 2023 and is renewable every six months. There was EUR 0.4 million ($0.4 million) outstanding on this line of credit as of January 31, 2025.

Long-Term Debt

Long-term debt in the accompanying consolidated balance sheets is as follows:

	January 31,
(In thousands)	2025	2024
USD Term Loan 6.90% as of January 31, 2025 and 7.56% as of January 31, 2024); maturity date of August 4, 2027	$9,450	$12,150
Euro Term A-2 Loan (5.38% as of January 31, 2025); maturity date of August 4, 2027	12,719	—
MTEX Euro Term Loan (6.022% Fixed Rate as of January 31, 2025); maturity date of December 21, 2033	1,514	—
MTEX Euro Government Grant Term Loan (0% as of January 31, 2025); maturity dates through January 2027	876	—
Equipment Loan (7.06% Fixed Rate); maturity date of January 23, 2029	680	822
Total Debt	25,239	12,972
Less: Debt Issuance Costs, net of accumulated amortization	85	80
Current Portion of Debt	6,110	2,842
Long-Term Debt	$19,044	$10,050

During the years ended January 31, 2025, 2024 and 2023, we recognized $1.6 million, $1.0 million, and $0.6 million of interest expense on our long-term debt, respectively, which was included in interest expense in the accompanying consolidated statement of income (loss) for all periods presented.

The schedule of required principal payments remaining on our long-term debt outstanding as of January 31, 2025 is as follows:

(In thousands)
Fiscal 2026	$6,110
Fiscal 2027	5,595
Fiscal 2028	12,258
Fiscal 2029	348
Fiscal 2030	928
$25,239

Note 9 – Financial Instruments and Risk Management

We use foreign currency-denominated debt to partially hedge our net investment in our operations in Portugal against adverse movements in exchange rates. On August 3, 2024, a portion of the Euro-denominated debt has been designated and was effective as an economic hedge of part of the net investment in our Portuguese operation. Accordingly, foreign currency transaction gains or losses due to spot rate fluctuations on the Euro-denominated debt are included in the foreign currency translation adjustments in the condensed consolidated statement of comprehensive income for the year ended January 31, 2025, and within the accumulated other comprehensive items in the shareholder’s equity section of the consolidated balance sheet as of January 31, 2025 as follows:

(In thousands)	Amount of Foreign Currency Translation Gain (Loss) Recognized in Other Comprehensive Income (Loss) on Derivative
Financial Instruments Designated as Net Investment Hedge	January 31, 2025	January 31, 2024
Euro-Denominated Debt	$(24)	$—

On January 31, 2025 we assessed the effectiveness of the net investment hedge and determined that it was no longer highly effective, accordingly, future change in the carrying value of this nonderivative hedging instrument would have to be recorded in the “other expenses” in the consolidated statements of income (loss). To address this situation, the Euro-denominated debt has been designated as an economic hedge of part of our net investment in our German operation in place of part of our net investment in our Portugal operation effective January 31, 2025.

Note 10—Royalty Obligations

In fiscal 2018, we entered into an Asset Purchase and License Agreement with Honeywell International, Inc. ("Honeywell") to acquire an exclusive, perpetual, world-wide license to manufacture Honeywell’s narrow-format flight deck printers for two aircraft families along with certain inventory used in the manufacturing of the licensed printers. The purchase price included a guaranteed minimum royalty payment of $15.0 million, to be paid in quarterly installments over a ten-year period. This ten-year period ends on September 30, 2028. Royalty payments are based on gross revenues from the sales of the printers, paper and repair services of the licensed products. The royalty rates vary based on the year in which they are paid or earned and product sold or service provided, and range from single-digit to mid double-digit percentages of gross revenue.

The guaranteed minimum royalty payment obligation was recorded at the present value of the minimum annual royalty payments. As of January 31, 2025, we had paid an aggregate of $13.0 million of the guaranteed minimum royalty obligation. At January 31, 2025, the current portion of the outstanding guaranteed minimum royalty obligation of $1.1 million is to be paid over the next twelve months and is reported as a current liability and the remainder of $0.8 million is reported as a long-term liability on our consolidated balance sheet. In addition to the guaranteed minimum royalty payments, for the periods ended January 31, 2025, 2024, and 2023, we also incurred excess royalty expense of $2.5 million, $2.3 million, and $1.3 million, respectively, which is included in cost of revenue in our consolidated statements of income for those periods. A total of $0.6 million of excess royalty is payable and reported as a current liability on our consolidated balance sheet at January 31, 2025.

In fiscal 2023, we entered into an Asset Purchase and License Agreement with Honeywell (the “New HW Agreement”) to acquire an exclusive, perpetual, world-wide license to manufacture Honeywell’s flight deck printers for the Boeing 787 aircraft. The New HW Agreement provides for royalty payments to Honeywell based on gross revenues from the sales of the printers, paper and repair services of the licensed products in perpetuity. The royalty rates vary based on the year in which they are paid or earned and as products are sold or as services are provided and range from single-digit to mid-double-digit percentages of gross revenue. The New HW Agreement includes a provision for guaranteed minimum royalty payments to be paid in the event that the royalties earned by Honeywell do not meet the minimum for the preceding calendar year as follows: $100,000 in 2024, $200,000 in 2025, $233,000 in each of 2026 and 2027, and $234,000 in 2028.

As of January 31, 2024, the total outstanding royalty obligation under the New HW Agreement was $0.6 million, including $0.2 million recorded as a current liability in the accompanying consolidated balance sheet. During fiscal 2025, we incurred and paid $0.4 million in royalty expense. As of January 31, 2025, the total outstanding royalty obligation on the New HW Agreement is $0.5 million, including $0.3 million recorded as a current liability in the accompanying consolidated balance sheet.

Note 11—Leases

We enter into lease contracts for certain of our facilities at various locations worldwide. Our leases have remaining lease terms of one to ten years, some of which include options to extend the lease term for periods of up to five years when it is reasonably certain that we will exercise such options.

Balance sheet and other information related to our leases is as follows:

Operating Leases (In thousands)	Balance Sheet Classification	January 31, 2025	January 31, 2024
Lease Assets	Right of Use Assets	$1,781	$603
Lease Liabilities—Current	Other Accrued Expenses	$320	$233
Lease Liabilities—Long Term	Lease Liabilities	$1,535	$415

Lease cost information is as follows:

Operating Leases (In thousands)	Statement of Income Classification	2025	2024
Operating Lease Costs	General and Administrative Expense	$410	$318

At January 31, 2025, maturities of operating lease liabilities are as follows:

(In thousands)
2026	$437
2027	393
2028	336
2029	244
2030	191
Thereafter	691
Total Lease Payments	2,292
Less: Imputed Interest	(437)
Total Lease Liabilities	$1,855

As of January 31, 2025, the weighted-average remaining lease term and weighted-average discount rate for our operating leases are 7.0 years and 5.96%, respectively. We calculated the weighted-average discount rate using incremental borrowing rates, which equal the rates of interest that we would pay to borrow funds on a fully collateralized basis over a similar term.

Supplemental cash flow information related to leases is as follows:

(In thousands)	2025	2024
Cash paid for operating lease liabilities	$418	$350

Note 12 – Government Grants

Our recently acquired subsidiary, MTEX, receives grants from its local government in Portugal to support its operations and various capital projects. We account for these government grants by analogy to International Accounting Standards 20, “Accounting for Government Grants and Disclosure of Government Assistance,” which follows a grant accounting model. Under this accounting framework, government assistance is recognized when it is probable we will receive assistance and comply with the conditions attached to the assistance. Operational-related assistance is recorded on a systematic basis over the periods in which the related costs or expenditures have occurred and is presented as a reduction in the expense for which it is intended to defray. Capital-related assistance is recorded as long-term deferred revenue and is recognized in cost of revenue as an offset against depreciation expense over the applicable asset's useful life.

The grant programs have execution periods ending on various dates beginning in May 2025 and continuing through November 2026. The government agencies may verify compliance with the conditions established in the contracts during the investment phase and upon completion and are entitled to propose adjustments and require reimbursement if the contracts do not meet the specifications. Historically, no significant corrections or returns have occurred. As of January 31, 2025, there are no contingencies associated with the government grants.

The capital-related government contracts between the Portuguese government and MTEX are defined on a grant-by-grant basis, with partial reimbursement of the assets acquired in connection with these grants. We have $1.3 million of deferred revenue for capital related government grants which is included in the accompanying consolidated balance sheet as of January 31, 2025 of which $0.2 million is included in other accrued expenses, and we have recognized $0.2 million of grant revenue, included in cost of revenue as an offset to depreciation expense in the consolidated statement of income (loss) for the year ended January 31, 2025.

Under the operational-related assistance grants, MTEX commits to research and development projects that the Portuguese government partially reimburses. We have recognized $0.5 million of grant revenue for our operational related assistance grants which is offset against the expenditures recognized for those grants and is included in selling and marketing expense in the accompanying condensed consolidated statement of income (loss) for the year ended January 31, 2025.

Note 13—Accumulated Other Comprehensive Loss

The changes in the balance of accumulated other comprehensive loss by component are as follows:

(In thousands)	Foreign Currency Translation Adjustments	Net Unrealized Gain (Losses) on Cash Flow Hedges	Total
Balance at January 31, 2022	$(1,701)	$(47)	$(1,748)
Other Comprehensive Income (Loss) before reclassification	(537)	—	(537)
Amounts reclassified from AOCI to Earnings	—	47	47
Other Comprehensive Income (Loss)	(537)	47	(490)
Balance at January 31, 2023	$(2,238)	$—	$(2,238)
Other Comprehensive Income (Loss) before reclassification	19	—	19
Amounts reclassified from AOCI to Earnings	—	—	—
Other Comprehensive Income (Loss)	19	—	19
Balance at January 31, 2024	$(2,219)	$—	$(2,219)
Other Comprehensive Income (Loss) before reclassification	(1,130)	—	(1,130)
Amounts reclassified from AOCI to Earnings	—	—	—
Other Comprehensive Income (Loss)	(1,130)	—	(1,130)
Balance at January 31, 2025	$(3,349)	$—	$(3,349)

The amounts presented above in other comprehensive income (loss) are net of taxes except for translation adjustments associated with our German, Danish and Shanghai subsidiaries. The foreign cumulative translation adjustment includes translation adjustments and net investment hedges. See Note 9, "Financial Instruments and Risk Management" for additional disclosures about the net investment hedge.

Note 14—Shareholders’ Equity

During fiscal years 2025 and 2024, certain of our employees delivered a total of 26,179 and 26,731 shares, respectively, of our common stock to satisfy the exercise price and related taxes for stock options exercised and restricted stock vesting. The shares delivered were valued at a total of $0.5 million and $0.4 million, respectively, and are included in treasury stock in the accompanying consolidated balance sheets at January 31, 2025 and 2024. These transactions did not impact the number of shares authorized for repurchase under our current repurchase program.

Note 15—Share-Based Compensation

The Company maintains the following share-based compensation plans:

Stock Plans:

We have one equity incentive plan from which we are authorized to grant equity awards, the AstroNova, Inc. 2018 Equity Incentive Plan (the “2018 Plan”). The 2018 Plan provides for, among other things, the issuance of awards, including incentive stock options, non-qualified stock options, stock appreciation rights, time-based restricted stock units (“RSUs”), or performance-based restricted stock units (“PSUs”) and restricted stock awards (“RSAs”). At the June 6, 2023 annual meeting of shareholders, the 2018 Plan was amended to increase the number of shares of our common stock available for issuance by 600,000, bringing the total number of shares available for issuance under the 2018 Plan from 950,000 to 1,550,000. Under the 2018 Plan, we may also issue an additional number of shares equal to the number of shares subject to outstanding awards under our prior 2015 Equity Incentive Plan that are forfeited, canceled, satisfied without the issuance of stock, otherwise terminated (other than by exercise),or, for shares of stock issued pursuant to any unvested award, that are reacquired by us at not more than the grantee’s purchase price (other than by exercise). Under the 2018 Plan, all awards to employees generally have a minimum vesting period of one year. Options granted under the 2018 Plan must be issued at an exercise price of not less than the fair market value of our common stock on the date of grant and expire after ten years. Under the 2018 Plan, there were 132,196 unvested RSUs; 121,581 unvested PSUs; and options to purchase an aggregate of 130,500 shares outstanding as of January 31, 2025.

In addition to the 2018 Plan, we previously granted equity awards under our 2015 Equity Incentive Plan (the “2015 Plan”) and our 2007 Equity Incentive Plan (the “2007 Plan”). No new awards may be issued under either the 2007 or 2015 Plans, but outstanding awards will continue to be governed by those plans. As of January 31, 2025, options to purchase an aggregate of 178,599 shares were outstanding under the 2007 Plan and options to purchase an aggregate of 112,600 shares were outstanding under the 2015 Plan.

We also have a Non-Employee Director Annual Compensation Program (the “Program”) under which each non-employee director receives an automatic grant of RSAs on the date of the regular full meeting of the Board of Directors held each fiscal quarter. Under the Program, the number of whole shares to be granted each quarter is equal to 25% of the number calculated by dividing the director’s annual compensation amount by the fair market value of the Company’s stock on such day. On June 11, 2024, each director’s annual compensation amount was adjusted to be $72,800. All RSAs granted under this Program vest immediately.

Share-Based Compensation:

Share-based compensation expense has been recognized as follows:

	Years Ended January 31,
	2025	2024	2023
(In thousands)
Stock Options	$—	$—	$7
Restricted Stock Awards and Restricted Stock Units	1,338	1,322	1,271
Employee Stock Purchase Plan	40	25	12
Total	$1,378	$1,347	$1,290

Stock Options:

Aggregated information regarding stock options granted under the plans is summarized below:

	Number of Shares	Weighted- Average Exercise Price Per Share
Options Outstanding, January 31, 2022	598,043	$14.67
Options Granted	—	—
Options Exercised	(42,944)	8.74
Options Forfeited	(5,500)	15.42
Options Cancelled	(2,400)	8.09
Options Outstanding, January 31, 2023	547,199	$15.16
Options Granted	—	—
Options Exercised	(9,100)	11.54
Options Forfeited	(10,525)	15.20
Options Cancelled	(4,225)	10.50
Options Outstanding, January 31, 2024	523,349	$15.26
Options Granted	—	—
Options Exercised	(65,900)	13.86
Options Forfeited	—	—
Options Cancelled	(35,750)	14.69
Options Outstanding, January 31, 2025	421,699	$15.52

Set forth below is a summary of options outstanding at January 31, 2025:

Outstanding				Exercisable
Range of Exercise prices	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Number of Shares	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Life
$10.01-15.00	215,224	$13.70	1.1	215,224	$13.70	1.1
$15.01-20.00	206,475	17.42	2.6	206,475	17.42	2.6
	421,699	$15.52	1.8	421,699	$15.52	1.8

No options were granted during fiscal 2025 or fiscal 2024. As of January 31, 2025, there was no unrecognized compensation expense related to the unvested stock options granted under the plans.

As of January 31, 2025, there was no aggregate intrinsic value (the aggregate difference between the closing stock price of our common stock on January 31, 2025, and the exercise price of the outstanding options) received by the option holders if all options had been exercised for all exercisable options and all options outstanding. The total aggregate intrinsic value of options exercised during fiscal 2025, 2024, and 2023 was $242,000, $32,000, and $200,000, respectively.

Restricted Stock Units, Performance-Based Restricted Stock Units and Restricted Stock Awards:

Aggregated information regarding RSUs, PSUs and RSAs granted under the Plan is summarized below:

	RSUs, PSUs & RSAs	Weighted-Average Grant Date Fair Value
Outstanding at January 31, 2022	220,980	$13.23
Granted	141,371	12.70
Vested	(85,324)	13.45
Forfeited	(2,100)	13.25
Outstanding at January 31, 2023	274,927	$12.82
Granted	157,643	12.64
Vested	(116,288)	12.29
Forfeited	(15,577)	13.37
Outstanding at January 31, 2024	300,705	$12.90
Granted	96,040	16.93
Vested	(96,987)	13.95
Forfeited	(45,981)	12.64
Outstanding at January 31, 2025	253,777	$14.07

As of January 31, 2025, there was $1.4 million of unrecognized compensation expense related to unvested RSUs, PSUs and RSAs. This expense is expected to be recognized over a weighted average period of 1.9 years.

Employee Stock Purchase Plan (ESPP):

On June 7, 2022, we adopted the AstroNova Inc. 2022 Employee Stock Purchase Plan (“2022 ESPP”) to replace our previous Employee Stock Purchase Plan. The 2022 ESPP allows eligible employees to purchase shares of common stock at a 15% discount from fair value on the first or last day of an offering period, whichever is less. A total of 40,000 shares were reserved for issuance under this plan and 12,550 and 9,897 shares were purchased under the 2022 ESSP during the years ended January 31, 2025 and 2024, respectively. As of January 31, 2025, 12,508 shares remain available for purchase under the 2022 ESPP.

Note 16—Income Taxes

The components of income (loss) before income taxes are as follows:

	2025	2024	2023
(In thousands)
Domestic	$5,605	$5,448	$1,773
Foreign	(17,892)	625	1,637
	$(12,287)	$6,073	$3,410

The components of the provision for income taxes are as follows:

	2025	2024	2023
(In thousands)
Current:
Federal	$1,125	$966	$902
State	134	71	313
Foreign	153	420	870
	1,412	1,457	2,085
Deferred:
Federal	$(621)	$(32)	$(1,053)
State	(13)	2	(315)
Foreign	1,424	(48)	32
	790	(78)	(1,336)
	$2,202	$1,379	$749

Total income tax provision differs from the expected tax provision as a result of the following:

	2025	2024	2023
(In thousands)
Income Tax Provision at Statutory Rate	$(2,579)	$1,275	$716
Goodwill Impairment	2,814	—	—
Portugal Tax Incentives - Valuation Allowance	2,373	—	—
Foreign Rate Differential	163	197	157
Change in Reserves Related to ASC 740 Liability	133	60	93
Transaction Costs	121	—	—
State Taxes, Net of Federal Tax Effect	96	56	(2)
Meals and Entertainment	21	14	—
Change in Valuation Allowance	(68)	73	182
Share Based Compensation	(74)	(43)	(52)
Foreign Derived Intangible Income	(151)	(98)	(180)
R&D Credits	(205)	(160)	(160)
Return to Provision Adjustment	(363)	12	(22)
Other	(79)	(7)	17
	$2,202	$1,379	$749

Our effective tax rate for fiscal 2025 was (17.9)% compared to 22.7% in fiscal 2024 and 22.0% in fiscal 2023. The decrease in the effective tax rate in fiscal 2025 from fiscal 2024 is primarily related to the decrease in pre-tax book income and the federal income tax provision associated with the goodwill impairment and MTEX losses, the decrease in return to provision adjustments, and the decrease in the valuation allowance associated with China losses. This decrease was partially offset by other factors increasing the effective tax rate such as the valuation allowance recorded on Portuguese tax credits, goodwill impairment recorded on MTEX for the PI reporting segment, and transaction costs associated with the MTEX acquisition.

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

The components of deferred income tax expense arise from various temporary differences and relate to items included in the statement of income. The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and liabilities are as follows:

	January 31,
(In thousands)	2025	2024
Deferred Tax Assets:
Honeywell Royalty Liability	$4,280	$3,561
Section 174 Capitalization	2,894	1,981
Portugal Tax Incentives	2,373	—
Inventory	1,994	2,242
State R&D Credits	1,721	2,160
Net Operating Loss	886	199
Share-Based Compensation	575	590
Portugal Statutory Tax Adjustments	541	—
Compensation Accrual	285	276
Foreign Tax Credit	154	154
Bad Debt	115	134
Warranty Reserve	120	171
ASC 842 Adjustment – Lease Liability	87	38
Deferred Service Contract Revenue	—	100
Unrecognized State Tax Benefits	—	49
Other	563	381
	16,588	12,036
Deferred Tax Liabilities:
Accumulated Tax Depreciation in Excess of Book Depreciation	1,632	1,491
Intangibles	1,544	989
Purchase Price Accounting	270	—
Portugal Statutory Tax Adjustments	110	—
ASC 842 Adjustment – Lease Liability	87	33
Other	154	206
	3,797	2,719
Subtotal	12,791	9,317
Valuation Allowance	(4,400)	(2,534)
Net Deferred Tax Assets	$8,391	$6,783

Deferred taxes are reflected in the consolidated balance sheet as follows:

	January 31,
(In thousands)	2025	2024
Deferred Tax Assets	8,431	6,882
Deferred Tax Liabilities	(40)	(99)
Total Net Deferred Tax Assets	$8,391	$6,783

The valuation allowances of $4.4 million at January 31, 2025 and $2.5 million at January 31, 2024, relate to Rhode Island research and development tax credit carryforwards, foreign tax credit carryforwards, Portugal tax credits, and China’s net operating losses that are expected to expire unutilized.

At January 31, 2025, we had net operating loss carryforwards of $0.9 million, which expire in 2027 through 2045 and interest expense carryforwards of $11,700, which carry forward indefinitely.

At January 31, 2025, we had state research credit carryforwards of approximately $1.7 (net of federal benefit) million which expire in 2026 through 2031. Additionally, we had $0.2 million of foreign tax credits. We maintain a full valuation allowance against these credits as we expect these credits to expire unused. Due to the acquisition of MTEX that occurred during 2024, we acquired tax attributes of $2.3 million related to tax incentives associated with the System of Tax Incentives in Business Research and Development ("SIFIDE") and Investment Support Tax Regime ("RFAI"). The SIFIDE incentive is a research and development credit for Portuguese tax resident companies carrying out commercial, industrial, or agricultural activities, and non-resident companies with a permanent establishment in the Portuguese territory. The RFAI is a tax regime for investment promotion, in which an incentive is given to companies that invest in certain regions (capped at 50% of the corporate income tax due) of 30% (for qualified investments lower than € 15 million) or 10% (for the part of qualified investments exceeding that limit) of the qualified investment. The credits have carryforward periods of 10 years and 12 years for SIFIDE and RFAI, respectively. We maintain a full valuation allowance against these credits as we expect these credits to expire unused.

We believe that it is reasonably possible that some unrecognized tax benefits, accrued interest and penalties could decrease income tax expense in the next year due to either the review of previously filed tax returns or the expiration of certain statutes of limitation. The changes in the balances of unrecognized tax benefits, excluding interest and penalties are as follows:

	2025	2024	2023
(In thousands)
Balance, beginning of the year	$505	$414	$303
Increases in prior period tax positions	10	—	24
Increases in current period tax positions	143	162	136
Reductions related to lapse of statutes of limitations	(19)	(71)	(49)
Balance, end of the year	$639	$505	$414

During fiscal 2025 and 2024, we released $19,000 and $71,000, respectively, of uncertain tax positions including accrued interest and penalties relating to a change in various unrecognized tax positions. We have accrued potential interest and penalties of $45,000 included in income taxes payable in the accompanying consolidated balance sheet at January 31, 2025.

We and our subsidiaries file income tax returns in U.S. federal jurisdictions, various state jurisdictions, and various foreign jurisdictions. In fiscal 2024, we released $6,000 of state nexus positions as a result of the expiration of the statute of limitations.

U.S. income taxes have not been provided on $8.2 million of undistributed earnings of our foreign subsidiaries since it is our intention to permanently reinvest such earnings offshore. If the earnings were distributed in the form of dividends, we would not be subject to U.S. tax as a result of the TCJA but, could be subject to foreign income and withholding taxes. Determination of the amount of this unrecognized deferred income tax liability is not practical.

Note 17—Segment Reporting and Geographical Information

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

Our PI segment produces an array of high-technology digital color and monochrome label printers and mini presses, labeling software and supplies for a variety of commercial industries worldwide and includes our fiscal 2025 MTEX acquisition and our fiscal 2023 acquisition of Astro Machine. Our T&M segment produces data acquisition systems used worldwide for a variety of recording, monitoring and troubleshooting applications for many industries including aerospace, automotive, defense, rail, energy, industrial and general manufacturing. The T&M segment also includes our line of aerospace flight deck and cabin printers.

Our chief operating decision maker (“CODM”) has been identified as the President and Chief Executive Officer. The CODM regularly receives and uses discrete financial information about each reporting segment which is used for performance assessments and resource allocation decisions. The CODM evaluates the performance of and allocates resources to the reporting segments based on segment profit or loss, which represents the segments’ income (loss) before income taxes and excludes corporate expenses. The accounting policies of the reporting segments are the same as those described in the summary of significant accounting policies herein.

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

Summarized below are the revenue and segment operating profit for each reporting segment:

($ in thousands)	2025	2024	2023
Revenue:
PI :	$102,345	$104,041	$103,089
T&M	48,938	44,045	39,438
Total Revenue	$151,283	$148,086	$142,527

Cost of Revenue:
PI	$68,420	$69,064	$70,079
T&M	30,114	27,401	24,292
Total Cost of Revenue	$98,534	$96,465	$94,371

Operating Expenses:
PI(1)	$37,892	$24,890	$25,121
T&M(1)	7,681	6,444	6,157
Total Operating Expenses	$45,573	$31,334	$31,278

Segment Operating Income (Loss):
PI	$(3,967)	$10,087	$7,889
T&M	11,143	10,200	8,989
Total Segment Operating Income (Loss)	$7,176	$20,287	$16,878

Corporate Expense (2)	(15,816)	(11,491)	(11,435)
Operating Income (Loss)	$(8,640)	$8,796	$5,443
Other Income (Expense) (3)	(3,647)	(2,723)	(2,033)
Income (Loss) Before Income Taxes	$(12,287)	$6,073	$3,410
Income Tax Provision	2,202	1,379	749
Net Income (Loss)	$(14,489)	$4,694	$2,661

(1) PI and T&M segment operating expenses include Selling and Marketing, Research and Development, and Goodwill Impairment.

(2) The amounts included in Corporate Expenses consist of executive and finance compensation, acquisition and integration costs, restructuring costs, professional fees as well as certain other non-recurring costs not allocated to the reporting segments.

(3) Includes interest expense, gain/(loss) on foreign exchange and other miscellaneous income/(expense) not allocated to the reporting segments.

No customer accounted for greater than 10% of net revenue in fiscal 2025, 2024, or 2023.

Revenue by product type for each reporting segment:

($ in thousands)	2025	2024	2023
PI :
Hardware	$18,294	$21,270	$18,123
Supplies	76,797	75,418	78,392
Other	7,254	7,353	6,574
Total PI Revenue	102,345	104,041	103,089
T&M:
Hardware	26,337	28,170	24,322
Supplies	4,626	3,834	3,680
Other	17,975	12,041	11,436
Total T&M Revenue	48,938	44,045	39,438
Total Revenue	$151,283	$148,086	$142,527

Other information by segment is presented below:

	Assets
	January 31,
(In thousands)	2025	2024
PI	$82,531	$70,028
T&M	55,086	55,783
Corporate*	7,978	7,440
Total	$145,595	$133,251

* Corporate assets consist principally of cash, cash equivalents, deferred tax assets and refunds, and certain prepaid corporate assets.

	Depreciation and Amortization			Capital Expenditures
(In thousands)	2025	2024	2023	2025	2024	2023
PI	$3,530	$2,572	$2,219	$1,066	$1,687	$121
T&M	1,250	1,694	1,697	99	10	108
Total	$4,780	$4,266	$3,916	$1,165	$1,697	$229

Geographical Data

Presented below is selected financial information by geographic area:

				Long-Lived Assets (2)
	Revenue (1)			January 31,
(In thousands)	2025	2024	2023	2025	2024
United States	$89,466	$84,757	$83,559	$29,868	$32,090
Europe	39,121	41,761	38,859	11,149	754
Canada	8,210	8,742	8,690	141	171
Asia	8,018	7,216	5,547	—	6
Central and South America	4,967	4,221	4,589	—	—
Other	1,501	1,389	1,283	—	—
Total	$151,283	$148,086	$142,527	$41,158	$33,021

(1) Certain amounts have been reclassified to conform to the current year's presentation.

(2) Long-lived assets exclude goodwill assigned to the T&M segment of $4.5 million at both January 31, 2025 and 2024 and $10.0 and $10.1 million assigned to the PI segment at January 31, 2025 and 2024, respectively.

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

All contributions are deposited into trust funds. It is our policy to fund any contributions accrued. Our annual contribution amounts are determined by the Board of Directors. Contributions paid or accrued amounted to $0.6 million in fiscal 2025 and $0.5 million in each of fiscal 2024 and fiscal 2023.

Note 19—Product Warranty Liability

We offer a manufacturer’s warranty for the majority of our hardware products. The specific terms and conditions of warranty vary depending upon the products sold and the country in which we do business. We estimate the warranty costs based on historical claims experience and record a liability in the amount of such estimates at the time product revenue is recognized. We regularly assess the adequacy of our recorded warranty liabilities and adjust the amounts as necessary. Activity in the product warranty liability, which is included in other accrued expenses in the accompanying consolidated balance sheets, is as follows:

(In thousands)	2025	2024	2023
Balance, beginning of the year	$711	$1,072	$834
Provision for Warranty Expense	709	1,181	2,077
Cost of Warranty Repairs	(872)	(1,542)	(1,839)
Balance, end of the year	$548	$711	$1,072

Note 20—Restructuring

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

As a result of the adoption and implementation of our 2024 Restructuring Plan, in fiscal 2024 we recognized a pre-tax restructuring charge of $2.6 million, comprised primarily of non-cash charges related to inventory write-offs associated with product curtailment and discontinuation and facility exit related costs, and cash charges related to severance-related costs. The following table is a summary of the restructuring costs by type included in the accompanying consolidated statement of income (loss) for the year ended January 31, 2024:

(In thousands)	Inventory Write-Off	Severance and Employee Related Costs	Facility Exit and Other Restructuring Costs	Total
Cost of Revenue	$1,991	$73	$—	$2,064
Operating Expenses:
Selling & Marketing	—	351	49	400
Research & Development	—	29	—	29
General & Administrative	—	83	—	83
Total	$1,991	$536	$49	2,576

Product Retrofit Program

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

The initial estimated costs associated with this program were $0.8 million, which included the cost of parts, labor and travel. During fiscal 2024, we worked with our customers to either repair or replace the affected printers. At the end of fiscal 2024, we adjusted our estimate of costs for this program as we determined not all customers wanted to retrofit their printers and consequently the program was concluded. As a result, at the end of the fourth quarter of fiscal 2024, we reversed $0.2 million of charges for this program. Total costs of this program as of January 31, 2024, were $0.6 million and are included in cost of revenue in the accompanying consolidated statement of income (loss) for the year ended January 31, 2024. This program was concluded by the end of fiscal 2024 and there was no balance in the related liability for this program at January 31, 2025 and January 31, 2024.

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

During the years ended January 31, 2025 and 2024, we had two vendors that accounted for 27.3% and 23.5% of purchases, respectively, and for the year ended January 31, 2023, we had one vendor that accounted for 18.7% of purchases. We had one vendor that accounted for 13.3%, 46.9%, and 16.2%, respectively, of accounts payable as of January 31, 2025, 2024, and 2023.

Note 22—Commitments and Contingencies

In order to meet our manufacturing demands and, in some cases, lock in particular pricing structures for specific goods used in manufacturing, we enter into purchase commitments with our suppliers. At January 31, 2025, our purchase commitments totaled $29.0 million, with $27.4 million due within 12 months, some of which are non-cancelable.

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

Note 23—Fair Value Measurements

Assets and Liabilities Not Recorded at Fair Value on the Consolidated Balance Sheet

Our long-term debt, including the current portion, not reflected in the financial statements at fair value, is reflected in the table below:

	Fair Value Measurement at January 31, 2025
(In thousands)	Level 1	Level 2	Level 3	Total	Carrying Value
Long-Term Debt and Related Current Maturities	$—	$—	$25,202	$25,202	$25,239

	Fair Value Measurement at January 31, 2024
(In thousands)	Level 1	Level 2	Level 3	Total	Carrying Value
Long-Term Debt and Related Current Maturities	$—	$—	$13,026	$13,026	$12,972

The fair value of our long-term debt, including the current portion, is estimated by discounting the future cash flows using current interest rates at which similar borrowings with the same maturities would be made to borrowers with similar credit ratings and is classified as Level 3.

Note 24— Subsequent Events

Credit Agreement Amendment and Waiver

On March 20, 2025, we entered into a Fourth Amendment to Amended and Restated Credit Agreement (the “Fourth Amendment”) with Bank of America, which further amended the Amended Credit Agreement (as so amended, the “Further Amended Credit Agreement”).

The Further Amended Credit Agreement modified the remaining quarterly installments in which the outstanding balance of the existing Term Loan must be paid; the outstanding principal balance of the Term Loan as of the effective date of the Amendment was $9.5 million. Under the Further Amended Credit Agreement, such remaining quarterly installments must be paid on the last day of each of our fiscal quarters through April 30, 2027 in the principal amount of (i) in the case of the installments for the fiscal quarters ending April 30, 2025 through January 31, 2026, $325,000 each, (ii) in the case of the installments for the fiscal quarters ending April 30, 2026 through January 31, 2027, $725,000 each, and (iii) in the case of the installment for the fiscal quarter ending April 30, 2027, $950,000; the entire then-outstanding principal balance of the Term Loan is required to be paid on August 4, 2027. We continue to have the right to voluntarily prepay the Term Loan, in whole or in part, from time to time without premium or penalty (other than customary breakage costs, if applicable).

The remaining repayment installments of the existing Term A-2 Loan were not modified by the Fourth Amendment; the outstanding principal balance of the Term A-2 Loan as of the effective date of the Fourth Amendment was EUR 12,250,000 million. The amount and availability and repayment terms of the existing $25.0 million revolving credit facility available to the Company under the Further Amended Credit Agreement were not modified by the Fourth Amendment; the outstanding principal balance under the revolving credit facility as of the effective date of the Fourth Amendment was $21.7 million.

The Further Amended Credit Agreement modified the applicable interest rate margins payable with respect to the Term Loan, the Term A-2 Loan and the revolving credit facility loans and modified the commitment fee payable with respect to the undrawn portion of the revolving credit facility. Under the Further Amended Credit Agreement, the Term Loan and revolving credit facility loans bear interest at a rate per annum equal to, at the Company’s option, either (a) the Term SOFR rate as defined in the Further Amended Credit Agreement (or, in the case of revolving credit loans denominated in Euros or another currency other than U.S. Dollars, the applicable quoted rate), plus a margin that varies within a range of 1.60% to 2.85% based our consolidated leverage ratio, or (b) a fluctuating reference rate equal to the highest of (i) the federal fund rate plus 0.50%, (ii) Bank of America’s publicly announced prime rate (iii) the Term SOFR Rate plus 1.00%, or (iv) 0.50%, plus a margin that varies within a range of 0.60% to 1.85% based our consolidated leverage ratio. Under the Further Amended Credit Agreement, the Term A-2 Loan bears interest at a rate per annum equal to the EURIBOR rate as defined in the Further Amended Credit Agreement, plus a margin that varies within a range of 1.60% to 2.85% based on the Company’s consolidated leverage ratio. Under the Further Amended Credit Agreement, the commitment fee that we are is required to pay on the undrawn portion of the revolving credit facility under the Further Amended Credit Agreement varies within a range of 0.15% and 0.40% based on our consolidated leverage ratio.

We must comply with various customary financial and non-financial covenants under the Further Amended Credit Agreement, certain provisions of which covenants were modified by the Fourth Amendment. The financial covenants under the Further Amended Credit Agreement consist of a maximum consolidated leverage ratio, a minimum consolidated fixed charge coverage ratio that is tested commencing with the measurement period ending with the fiscal quarter ending January 31, 2026, and a minimum interim consolidated fixed charge coverage ratio that is tested for certain measurement periods ending April 30, 2025, July 31, 2025 and October 31, 2025; the interim minimum consolidated fixed charge coverage ratio was added by the Fourth Amendment, and certain provisions of the existing financial covenants were modified by the Fourth Amendment.

Pursuant to the Further Amended Credit Agreement, the Lender waived the events of default that had occurred under the Amended Credit Agreement as a result of our failure to comply with the maximum consolidated leverage ratio and the minimum consolidated fixed charge coverage ratio in effect thereunder for our fiscal measurement period ended January 31, 2025.

Restructuring - Fiscal 2026

Subsequent to year end, on March 20, 2025, we announced our restructuring actions for fiscal 2026 which include the reduction of approximately 10% of the Company’s global workforce, primarily in the PI segment, and the realignment of its underperforming MTEX operation in Portugal. As part of this initiative, AstroNova has cut approximately 70% of the MTEX product portfolio, phasing out low-volume, low-profit models and prioritizing higher-margin products that capitalize on the Company’s consumables business. In addition, all MTEX sales, marketing and customer support functions have been integrated into AstroNova’s global teams. The restructuring action is expected to achieve projected annualized cost savings of $3.0 million.

ASTRONOVA, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

Description	Balance at Beginning of Year	Provision/ (Benefit) Charged to Operations	Deductions(2)	Balance at End of Year
Allowance for Doubtful Accounts(1):
(In thousands)
Year Ended January 31,
2025	$618	$2,486	$—	$3,104
2024	$731	$(113)	$—	$618
2023	$826	$100	$(195)	$731

(1)
The allowance for doubtful accounts has been netted against accounts receivable in the balance sheets as of the respective balance sheet dates.
(2)
Uncollectible accounts written off, net of recoveries.