Form 10-Q
period 2025-04-30
AstroNova, Inc.
filed 2025-06-06
CIK 8146

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2025

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

The number of shares of the registrant’s common stock, $.05 par value per share, outstanding as of June 4, 2025 was 7,596,235.

ASTRONOVA, INC.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

ASTRONOVA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Data)

	April 30, 2025	January 31, 2025
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$5,353	$5,050
Accounts Receivable, net	21,365	21,218
Inventories, net	51,457	47,894
Prepaid Expenses and Other Current Assets	3,006	3,855
Total Current Assets	81,181	78,017
Property, Plant and Equipment, net	17,520	17,639
Identifiable Intangibles, net	23,414	23,519
Goodwill	15,232	14,515
Deferred Tax Assets, net	8,527	8,431
Right of Use Asset	2,763	1,781
Other Assets	1,687	1,693
TOTAL ASSETS	$150,324	$145,595
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts Payable	$11,383	$7,928
Accrued Compensation	4,878	3,745
Other Accrued Expenses	4,165	4,461
Revolving Line of Credit	18,370	20,929
Current Portion of Long-Term Debt	6,041	6,110
Short-Term Debt	327	581
Current Liability—Royalty Obligation	1,233	1,358
Current Liability—Excess Royalty Payment Due	580	691
Deferred Revenue	1,666	543
Total Current Liabilities	48,643	46,346
NON-CURRENT LIABILITIES
Long-Term Debt, net of current portion	20,002	19,044
Lease Liabilities, net of current portion	2,318	1,535
Grant Deferred Revenue	1,144	1,090
Royalty Obligation, net of current portion	982	1,106
Income Taxes Payable	684	684
Deferred Tax Liabilities	—	40
TOTAL LIABILITIES	73,773	69,845
SHAREHOLDERS’ EQUITY
Preferred Stock, $10 Par Value, Authorized 100,000 shares, None Issued	—	—
Common Stock, $0.05 Par Value, Authorized 13,000,000 shares; Issued 11,800,233 and 10,936,220 shares at April 30, 2025 and January 31, 2025, respectively	550	547
Additional Paid-in Capital	64,569	64,215
Retained Earnings	49,004	49,380
Treasury Stock, at Cost, 3,411,998 and 3,394,942 shares at April 30, 2025 and January 31, 2025, respectively	(35,198)	(35,043)
Accumulated Other Comprehensive Loss, net of tax	(2,374)	(3,349)
TOTAL SHAREHOLDERS’ EQUITY	76,551	75,750
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$150,324	$145,595

See Notes to condensed consolidated financial statements (unaudited).

ASTRONOVA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(In Thousands, Except Per Share Data)

(Unaudited)

	Three Months Ended
	April 30, 2025	April 27, 2024
Revenue	$37,708	$32,961
Cost of Revenue	25,056	20,989
Gross Profit	12,652	11,972
Operating Expenses:
Selling and Marketing	5,554	5,656
Research and Development	1,543	1,603
General and Administrative	4,984	3,367
Total Operating Expenses	12,081	10,626
Operating Income	571	1,346
Other Income (Expense):
Interest Expense	(897)	(482)
Other Income/(Expense), net	25	(117)
Total Other Income (Expense)	(872)	(599)
Income (Loss) Before Income Taxes	(301)	747
Income Tax Provision (Benefit)	75	(434)
Net Income (Loss)	$(376)	$1,181
Net Income (Loss) per Common Share—Basic	$(0.05)	$0.16
Net Income (Loss) per Common Share—Diluted	$(0.05)	$0.15
Weighted Average Number of Common Shares Outstanding:
Basic	7,560	7,459
Diluted	7,560	7,628

See Notes to condensed consolidated financial statements (unaudited).

ASTRONOVA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Thousands)

(Unaudited)

	Three Months Ended
	April 30, 2025	April 27, 2024
Net Income (Loss)	$(376)	$1,181
Other Comprehensive Income (Loss), net of taxes:
Foreign Currency Translation Adjustments	975	(197)
Other Comprehensive Income (Loss)	975	(197)
Comprehensive Income	$599	$984

See Notes to condensed consolidated financial statements (unaudited).

ASTRONOVA, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

($ In Thousands, Except Share Data)

(Unaudited)

	Common Stock		Additional Paid-in	Retained	Treasury	Accumulated Other Comprehensive	Total Shareholders’
	Shares	Amount	Capital	Earnings	Stock	Income (Loss)	Equity

Balance January 31, 2025	10,936,220	$547	$64,215	$49,380	$(35,043)	$(3,349)	$75,750
Share-Based Compensation	—	—	306	—	—	—	306
Employee Stock Purchase Plan	6,463	—	51	—	—	—	51
Restricted Stock Awards Vested	65,550	3	(3)	—	(155)	—	(155)
Net Loss	—	—	—	(376)	—	—	(376)
Foreign Currency Translation Adjustments	—	—	—	—	—	975	975
Balance April 30, 2025	11,008,233	$550	$64,569	$49,004	$(35,198)	$(2,374)	$76,551

Balance January 31, 2024	10,812,137	$541	$62,684	$63,869	$(34,593)	$(2,219)	$90,282
Share-Based Compensation	—	—	325	—	—	—	325
Employee Stock Purchase Plan	2,246	—	30	—	—	—	30
Employee Option Exercises	2,809	—	18	—	—	—	18
Restricted Stock Awards Vested	78,077	4	(4)	—	(432)	—	(432)
Net Income	—	—	—	1,181	—	—	1,181
Foreign Currency Translation Adjustments	—	—	—	—	—	(197)	(197)
Balance April 27, 2024	10,895,269	$545	$63,053	$65,050	$(35,025)	$(2,416)	$91,207

See Notes to condensed consolidated financial statements (unaudited).

ASTRONOVA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Three Months Ended
	April 30, 2025	April 27, 2024
Cash Flows from Operating Activities:
Net Income (Loss)	$(376)	$1,181
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by Operating Activities:
Depreciation and Amortization	1,290	911
Grant Income charged to Depreciation	56	—
Amortization of Debt Issuance Costs	8	6
Share-Based Compensation	306	325
Deferred Income Tax Provision	(52)	—
Changes in Assets and Liabilities:
Accounts Receivable	210	5,130
Inventories	(2,704)	1,117
Income Taxes	172	(532)
Accounts Payable and Accrued Expenses	3,622	(1,213)
Deferred Revenue	1,041	(183)
Other	822	162
Net Cash Provided by Operating Activities	4,395	6,904
Cash Flows from Investing Activities:
Purchases of Property, Plant and Equipment	(60)	(492)
Net Cash Used by Investing Activities	(60)	(492)
Cash Flows from Financing Activities:
Net Cash Proceeds from Employee Stock Option Plans	—	18
Net Cash Proceeds from Share Purchases under Employee Stock Purchase Plan	51	30
Net Cash Used for Payment of Taxes Related to Vested Restricted Stock	(155)	(432)
Repayments under Revolving Credit Facility	(2,872)	(5,500)
Payment of Minimum Guarantee Royalty Obligation	(428)	(375)
Principal Payments of Long-Term Debt	(826)	(710)
Net Cash Used for Financing Activities	(4,230)	(6,969)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	198	20
Net (Decrease) Increase in Cash and Cash Equivalents	303	(537)
Cash and Cash Equivalents, Beginning of Period	5,050	4,527
Cash and Cash Equivalents, End of Period	$5,353	$3,990
Supplemental Information:
Cash Paid (Received) During the Period for:
Interest	$770	$409
Income Taxes, net of refunds	$(100)	$93
Non-Cash Transactions:
Operating Lease Obtained in Exchange for Operating Lease Liabilities	$936	$358

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

Our business consists of two segments, Product Identification (“Product ID”) and Aerospace (formally known as Test & Measurement).

Effective February 1, 2025, we changed the name of our Test & Measurement segment to “Aerospace” to better reflect the end markets we serve in that segment. The segment name change did not result in any change to the composition of our reportable segments and, therefore, did not result in any changes to our historical segment results.

Our Product ID segment includes tabletop printers, professional label printers, direct to package/overprint printers, mail and sheet/flat pack printers and our most recently launched flexible packaging printers. The Aerospace segment consists of our line of Aerospace products, including flight deck printers, networking hardware, and related accessories as well as data acquisition systems sold under the AstroNova® brand name.

On May 4, 2024, we entered into an agreement to acquire MTEX New Solution, S.A., (“MTEX”), a Portugal-based manufacturer of digital printing equipment that addresses a wide variety of markets and applications including wide format high-volume package printing, labeling, flexible package printing and more. Through this acquisition we acquired innovative print engine technology and expanded our addressable market with larger print machines for mid- to high- volume print applications. The new print engine technology enables lower total cost of ownership for our customers, which we expect to provide us with a competitive advantage in the industry and the opportunity for higher margins on recurring revenue. We reported MTEX as a part of our Product ID segment as of May 6, 2024, the closing date of this acquisition. Refer to Note 3, “Acquisition” for further details. Subsequent to the acquisition, MTEX has been fully integrated into the Product ID segment and no longer operates as an independent business entity.

Customers of our Product ID segment include brand owners, professional printing houses and small print shops, corrugated box and paper bag makers, paper packaging converters and co-packers, original equipment manufacturers (“OEMs”) and channels active in direct mail and transactional print. Product ID products sold under the QuickLabel, TrojanLabel, GetLabels and AstroJet brands are used in brand owner and commercial applications to provide product packaging, marketing, tracking, branding, and labeling solutions to a wide array of industries. The Product ID segment offers a variety of digital color label tabletop printers and light commercial label printers, direct-to-package printers, high-volume presses, and specialty OEMs printing systems. We expanded our product offerings with the May 2024 MTEX acquisition to include mid-to-high volume direct-to-package printers, flexible packaging printers, and label printers primarily targeting the industrial and commercial printing segments. Products manufactured by our Astro Machine facility also include a variety of label printers, mail and flat-pack printers and packaging printing, and related processing and handling equipment. Hardware sales are approximately 20% of Product ID segment revenue. The Product ID segment also offers a wide range of printer supplies, repair parts and service. The supplies include labels, tags, ink and toner, allowing customers to mark, track, protect and enhance the appearance of their products. Recurring supplies, parts and service revenue is approximately 80% of segment revenue.

Our Product ID products are sold by direct field salespersons and independent dealers and representatives. In the United States, we have factory-trained direct field salespeople located throughout the country specializing in Product ID products. We also have direct field sales or service centers in Canada, China, Denmark, France, Germany, Malaysia, Mexico, Portugal, Singapore, and the United Kingdom staffed by our own employees and dedicated third party contractors. Additionally, we utilize over 125 independent dealers and representatives selling and marketing our products in approximately 100 countries.

In the Aerospace segment, we have a long history of using our technologies to provide networking systems and high-resolution flight deck and cabin printers for the aerospace market. We also provide the repair parts, service, specialty paper and other supplies for our aerospace customers. Hardware comprises approximately 55% of segment revenue and the remaining 45% is recurring sales of supplies, parts and service. Customers include defense industry prime contractors, aircraft OEMs and commercial airlines. In addition, the Aerospace segment includes data acquisition recorders, sold under the AstroNova brand, to enable our customers to acquire and record visual and electronic signal data from local and networked data streams and sensors. The recorded data is processed, analyzed, stored and presented in various visual output formats. Customers for these solutions include NASA, and defense industry prime contractors, as well as other entities that utilize these solutions in high precision applications for power, rail, and industrial manufacturing. Our Aerospace products are predominantly sold directly and through a limited number of independent representatives.

Unless otherwise indicated, references to “AstroNova,” the “Company,” “we,” “our,” and “us” in this Quarterly Report on Form 10-Q refer to AstroNova, Inc. and its consolidated subsidiaries.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") and reflect all adjustments consisting of normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the results of the interim periods included herein. These financial statements do not include all disclosures associated with annual financial statements and, accordingly, should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended January 31, 2025.

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

Beginning with the first quarter of our fiscal year ending January 31, 2026, we have adjusted our fiscal quarters to end on April 30, July 31, October 31 and January 31. Prior year periods have not been recast to reflect this change.

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

Note 2 – Summary of Significant Accounting Policies Update

The accounting policies used in preparing the condensed consolidated financial statements in this Form 10-Q are the same as those used in preparing our consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2025.

Recent Accounting Pronouncements Not Yet Adopted

In November 2024, the Financial Accounting Standards Board ( “FASB”) issued Accounting Standards Update (“ASU”) No. 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses.” ASU 2024-03 enhances expense disclosures on both an annual and interim basis by requiring public entities to disclose additional information about specific expense categories in the notes to the consolidated financial statements. This ASU requires disclosure in tabular format of purchases of inventory, employee compensation, depreciation, intangible asset amortization and depletion, as applicable, for each income statement line item that contains those expenses. Specific expenses, gains and losses that are already disclosed under existing US GAAP are also required to be included in the disaggregated income statement expense line-item disclosures, and any remaining amounts will need to be described quantitatively. Additionally, ASU 2024-03 requires disclosure of the total amount of selling expenses and the entity’s definition of selling expenses. ASU 2024-03 is effective for the first annual disclosure period beginning after December 15, 2026 and for the interim periods subsequent to that, with early adoption permitted. The amendment should be applied prospectively; however, retrospective application is permitted. We are currently evaluating the new disclosure requirements of ASU 2024-04 and do not expect the adoption of this guidance to have a material impact on our consolidated financial statements or disclosures.

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” to enhance the transparency and decision usefulness of income tax disclosures primarily related to the rate reconciliation and income taxes paid information. ASU 2023-09 modifies the requirement for income tax disclosures to include (1) specific categories in the rate reconciliation, (2) the income or loss from continuing operations before income tax expense or benefit (separated between domestic and foreign) and (3) income tax expense or benefit from continuing operations (separated by federal, state and foreign). ASU 2023-09 also requires entities to disclose their income tax payments to international, federal, state and local jurisdictions. The guidance is effective for annual periods beginning after December 15, 2024. ASU 2023-09 should be applied on a prospective basis, but retrospective application is permitted. We are currently evaluating the potential impact and related disclosures required as a result of adopting this new guidance within our Annual Report on Form 10-K for the year ended January 31, 2026 and subsequent annual reports.

No other new accounting pronouncements, issued or effective during the first three months of the current year, have had or are expected to have a material impact on our consolidated financial statements.

Note 3 – Acquisition

MTEX

Background

On May 4, 2024, AstroNova, along with its wholly-owned Portuguese subsidiary, AstroNova Portugal, Unipessoal, Lda (the “Purchaser”) entered into a Share Purchase Agreement (the “Purchase Agreement”) with Effort Premier Solutions Lda., a private limited company incorporated under the laws of Portugal (the “Seller”) and Elói Serafim Alves Ferreira, as the “Guarantor.”

In accordance with the terms and subject to the conditions set forth in the Purchase Agreement, the Purchaser acquired from the Seller, 100% of the issued and outstanding share capital of MTEX. The closing date for the acquisition was May 6, 2024. This transaction was a business combination and accounted for using the acquisition method as prescribed by ASC 805.

The purchase price for this acquisition consisted of EUR 17,268,345 (approximately $18.7 million) paid by the Purchaser to the Seller on the closing date, and up to an additional EUR 731,655 (approximately $0.8 million) retained by the Purchaser to secure certain indemnification obligations of the Seller to be released by the Purchaser subject to resolution of such obligations.

Upon the closing of the transaction, MTEX became a wholly owned indirect subsidiary of AstroNova, Inc. It has since been fully integrated into the organization.

Purchase Price Allocation

A summary of the fair value of the consideration transferred as of the acquisition closing date is presented in the table below:

(In thousands)	Preliminary Estimate	Measurement Period Adjustment	Final
Cash Paid at Closing	$18,732	$(1)	$18,731
Holdback Amount	742	—	742
Fair Value of the Earnout	1,619	(1,619)	—
Total Purchase Price	$21,093	$(1,620)	$19,473

In accordance with the terms of the Purchase Agreement, the Seller may have been entitled to additional contingent consideration of potential earn out payments if specified revenue targets were achieved by MTEX for the three calendar year periods ending after the closing date. The approach to valuing the initial contingent consideration relating to the earn-out requires the use of unobservable factors such as projected revenues over the term of the earn-out periods, discounted for the period over which the initial contingent consideration is measured, and relevant volatility rates. Based upon these assumptions, the earn-out contingent consideration was valued using an option pricing model, which resulted in the estimated fair value being reduced to zero as of the acquisition closing date.

Since the initial preliminary estimates reported in the second quarter of fiscal 2024, we have adjusted certain amounts for the fair value of the assets acquired and liabilities assumed as a result of obtaining additional information that allowed us to determine the final purchase price allocation. Measurement period adjustments were recognized in the reporting period in which the adjustments were determined and calculated as if the accounting had been completed at the acquisition date. As of the end of the first quarter of fiscal 2026, we completed our final fair value determination of the assets acquired and liabilities assumed.

The following table sets forth the final purchase price allocation of the MTEX acquisition for the estimated fair value of the net assets acquired and liabilities assumed as of May 6, 2024:

(In thousands)	Preliminary Estimate	Measurement Period Adjustment	Final Purchase Price Allocation
Cash	$364	$—	$364
Accounts Receivable	3,989	(2,777)	1,212
Inventory	3,807	(200)	3,607
Prepaid Expenses and Other Current Assets	301	—	301
Property, Plant and Equipment	4,802	—	4,802
Other Long-Term Assets	5,154	1,054	6,208
Identifiable Intangible Assets	9,556	(2,017)	7,539
Goodwill	10,629	3,650	14,279
Accounts Payable and Other Current Liabilities	(4,225)	(1,870)	(6,095)
Debt Assumed	(7,918)	—	(7,918)
Other Long-Term Liabilities	(5,366)	540	(4,826)
Total Purchase Price	$21,093	$(1,620)	$19,473

The following table reflects the preliminary fair value of the acquired identifiable intangible assets and related estimated useful lives:

(In thousands)	Fair Value	Measurement Period Adjustment	Final Fair Value	Useful Life (years)
Customer Relations	$8,786	$(6,183)	$2,603	10
Internally Developed Technology	488	4,231	4,719	6
Trademarks/Tradenames	282	(65)	217	3
Total	$9,556	$(2,017)	$7,539

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

The purchased goodwill of $14.3 million, which is not deductible for tax purposes, represents the excess of the purchase price over the estimated fair value assigned to the tangible and identifiable intangible assets acquired and liabilities assumed from MTEX. The goodwill recognized under ASC 805 is attributable to the expected earnings potential of the business, synergies which are expected to enhance and expand our overall product portfolio, opportunities in new and existing markets, and MTEX's assembled workforce. The carrying amount of the goodwill was allocated to the Product ID segment. In the fourth quarter of fiscal 2025, we recognized a $13.4 million impairment charge related to the MTEX goodwill.

During the first quarter of the current year, we incurred an additional $0.3 million of acquisition-related costs which were included in general and administrative expenses in our condensed consolidated statements of income for the three months ended April 30, 2025. Total acquisition-related costs through April 30, 2025 were $1.5 million, including $1.2 million recognized in fiscal 2025.

The amounts of revenue and earnings before taxes attributable to MTEX and included in our consolidated statements of income for the three months ended April 30, 2025 were as follows:

(In thousands)
Revenue	$1,402	(1)
Gross Profit	119
Operating Expenses:
Selling Expenses	630
Research and Development Expenses	171
General and Administrative Expenses	236
Total Operating Expenses	$1,037
Operating Loss	(918)
Other Expenses	(138)
Earnings (Loss) before Taxes	$(1,056)

(1) Include $727,000 of MTEX revenue related to sales that were sold to third parties via intercompany sales.

*MTEX was acquired on May 6, 2024, and therefore no results are included in AstroNova consolidated income (loss) for the period ended April 27, 2024.

MTEX no longer operates as an independent business, but rather our manufacturing operation in Portugal is treated as a cost center. The majority of MTEX sales are through intercompany operations. MTEX financial results are reported as part of the Product ID segment. Pro forma results as if the acquisition was closed on February 1, 2024 are not provided, as disclosure of such amounts was impractical to determine.

Note 4 – Revenue Recognition

We derive revenue from (i) the sale of hardware, including digital color label printers and specialty OEM printing systems, portable data acquisition systems, and airborne printers and networking hardware used in the flight deck and cabin of military, commercial and business aircraft, (ii) the sale of related supplies required in the operation of the hardware, (iii) repairs and maintenance of hardware and (iv) service agreements.

Revenues disaggregated by primary geographic markets and major product types are as follows:

Primary geographical markets:

	Three Months Ended
(In thousands)	April 30, 2025	April 27, 2024*
United States	$22,671	$19,564
Europe	9,886	8,970
Canada	1,506	1,759
Asia	1,960	1,186
Central and South America	1,343	1,198
Other	342	284
Total Revenue	$37,708	$32,961

*Certain amounts have been reclassified to conform to the current year's presentation.

Major product types:

	Three Months Ended
(In thousands)	April 30, 2025	April 27, 2024
Hardware	$11,295	$8,875
Supplies	21,080	18,633
Service and Other	5,333	5,453
Total Revenue	$37,708	$32,961

Contract Assets and Liabilities

We normally do not have contract assets, which are primarily unbilled accounts receivable that are conditional on something other than the passage of time.

Our contract liabilities, which represent billings in excess of revenue recognized, are related to advanced billings for purchased service agreements and extended warranties. Contract liabilities were $565,000 and $543,000 at April 30, 2025 and January 31, 2025, respectively, and are recorded as deferred revenue in the accompanying condensed consolidated balance sheet. The increase in the deferred revenue balance during the three months ended April 30, 2025 is due to cash payments received in advance of satisfying performance obligations in excess of revenue recognized during the current period, including $146,000 of revenue recognized that was included in the deferred revenue balance at January 31, 2025.

Contract Costs

We recognize an asset for the incremental costs of obtaining a contract with a customer if we expect the benefit of those costs to be longer than one year. We have determined that certain costs related to obtaining sales contracts for our aerospace printer products meet the requirement to be capitalized. These costs are deferred and amortized over the remaining useful life of these contracts, which we currently estimate to be approximately 16 years as of April 30, 2025. We also recognize an asset for the costs to fulfill a contract with a customer if the costs are specifically identifiable, generate or enhance resources used to satisfy future performance obligations, and are expected to be recovered. The balance of these contract assets at January 31, 2025 was $1.5 million. During the three months ended April 30, 2025 and April 27, 2024, we amortized contract costs of $23,000 and $19,000, respectively. The balance of deferred incremental direct costs net of accumulated amortization at April 30, 2025 was $1.5 million, of which $0.1 million is reported in other current assets, and $1.4 million is reported in other assets in the accompanying condensed consolidated balance sheet.

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

	Three Months Ended
	April 30, 2025		April 27, 2024
Weighted Average Common Shares Outstanding – Basic	7,559,704		7,459,394
Effect of Dilutive Options, Restricted Stock Awards and Restricted Stock Units	—	(1)	168,631
Weighted Average Common Shares Outstanding – Diluted	7,559,704		7,628,025

(1)For the three months ended April 30, 2025, we had weighted average common stock equivalent shares outstanding of 67,066 that could potentially dilute earnings per share in future periods. These shares were excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive given the net loss during the period.

For the three months ended April 30, 2025, and April 27, 2024, the diluted per share amounts do not reflect weighted average common equivalent shares outstanding of 451,199 and 181,999, respectively. These outstanding common equivalent shares were not included due to their anti-dilutive effect.

Note 6 – Intangible Assets

Intangible assets are as follows:

	April 30, 2025				January 31, 2025
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Currency Translation Adjustment	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Currency Translation Adjustment	Net Carrying Amount
RITEC:
Customer Contract Relationships	$2,830	$(1,772)	$—	$1,058	$2,830	$(1,755)	$—	$1,075
TrojanLabel:
Distributor Relations	937	(798)	33	172	937	(774)	16	179
Honeywell:
Customer Contract Relationships	27,773	(13,878)	—	13,895	27,773	(13,661)	—	14,112
Astro Machine:
Customer Contract Relationships	3,060	(1,683)	—	1,377	3,060	(1,530)	—	1,530
Trademarks	420	(231)	—	189	420	(210)	—	210
MTEX:
Customer Contract Relationships	2,603	(259)	109	2,453	2,603	(194)	(104)	2,305
Internally Developed Technology	4,719	(782)	182	4,119	4,719	(586)	(181)	3,952
Trademarks	217	(72)	6	151	217	(54)	(7)	156
Intangible Assets, net	$42,559	$(19,475)	$330	$23,414	$42,559	$(18,764)	$(276)	$23,519

There were no impairments to intangible assets during the three months ended April 30, 2025 and April 27, 2024.

With respect to the acquired intangible assets included in the table above, amortization expense of $0.7 million and $0.4 million has been included in the condensed consolidated statements of income for the three months ended April 30, 2025, and April 27, 2024, respectively.

Estimated amortization expense for the next five fiscal years is as follows:

(In thousands)	Remaining 2026	2027	2028	2029	2030
Estimated amortization expense	$2,131	$2,841	$2,342	$1,976	$1,976

Note 7 – Inventories

Inventories are stated at the lower of cost (standard and average methods) or net realizable value and include material, labor and manufacturing overhead. The components of inventories are as follows:

(In thousands)	April 30, 2025	January 31, 2025
Materials and Supplies	$36,153	$35,181
Work-In-Process	2,843	2,559
Finished Goods	22,306	19,879
	61,302	57,619
Inventory Reserve	(9,845)	(9,725)
	$51,457	$47,894

Note 8 – Property, Plant and Equipment

Property, plant and equipment consist of the following:

(In thousands)	April 30, 2025	January 31, 2025
Land and Land Improvements	$2,304	$2,304
Buildings and Leasehold Improvements	15,184	15,116
Machinery and Equipment	30,997	30,403
Computer Equipment and Software	14,565	14,538
Gross Property, Plant and Equipment	63,050	62,361
Accumulated Depreciation	(45,530)	(44,722)
Net Property Plant and Equipment	$17,520	$17,639

Depreciation expense on property, plant and equipment was $0.6 million and $0.4 million for the three months ended April 30, 2025 and April 27, 2024, respectively.

Note 9 – Credit Agreement and Long-Term Debt

In connection with our purchase of MTEX, on May 6, 2024, we entered a Third Amendment to Amended and Restated Credit Agreement (the “Third Amendment”) with Bank of America, N.A., as lender (the “Lender”). The Third Amendment amended the Amended and Restated Credit Agreement dated as of July 30, 2020, as amended by the First Amendment to Amended and Restated Credit Agreement, dated as of March 24, 2021, the LIBOR Transition Amendment, dated as of December 14, 2021, the Second Amendment to Amended and Restated Credit Agreement dated as of August 4, 2022, and the Joinder Agreement relating to our subsidiary Astro Machine Corporation (“Astro Machine”) dated as of August 26, 2022 (as so amended, the “Credit Agreement”; the Credit Agreement as amended by the Amendment, the “Amended Credit Agreement”), between AstroNova, Inc. as the borrower, Astro Machine as a guarantor, and the Lender.

The Amended Credit Agreement provides for (i) a new term loan to AstroNova, Inc. in the principal amount of EUR 14.0 million (the “Term A-2 Loan”), which term loan is in addition to the existing term loan (the “Term Loan”) outstanding under the Credit Agreement in the principal amount of approximately $12.3 million as of the effective date of the Third Amendment, and (ii) an increase in the aggregate principal amount of the revolving credit facility available to AstroNova, Inc. from $25.0 million to $30.0 million until January 31, 2025, upon and after which the aggregate principal amount of the revolving credit facility reduced to $25.0 million. At the closing of the Third Amendment, we borrowed the entire EUR 14.0 million Term A-2 Loan, EUR 3.0 million under the revolving credit facility and a US dollar amount under the revolving credit facility that was converted to Euros to satisfy the entire purchase price payable on the closing date pursuant to the Purchase Agreement. The revolving credit facility may otherwise be used for general corporate purposes.

On March 20, 2025, we entered into a Fourth Amendment to Amended and Restated Credit Agreement (the “Fourth Amendment”) with Bank of America, which further amended the Amended Credit Agreement (as so amended, the “Further Amended Credit Agreement”).

The Further Amended Credit Agreement modified the remaining quarterly installments in which the outstanding balance of the Term Loan must be paid. The outstanding principal balance of the Term Loan as of the effective date of the Fourth Amendment was $9.5 million. Under the Further Amended Credit Agreement, such remaining quarterly installments must be paid on the last day of each of our fiscal quarters through April 30, 2027 in the principal amount of (i) in the case of the installments for the fiscal quarters ending April 30, 2025 through January 31, 2026, $325,000 each, (ii) in the case of the installments for the fiscal quarters ending April 30, 2026 through January 31, 2027, $725,000 each, and (iii) in the case of the installment for the fiscal quarter ending April 30, 2027, $950,000; the entire then-outstanding principal balance of the Term Loan is required to be paid on August 4, 2027. We continue to have the right to voluntarily prepay the Term Loan, in whole or in part, from time to time without premium or penalty (other than customary breakage costs, if applicable).

The remaining repayment installments of the Term A-2 Loan were not modified by the Fourth Amendment; the outstanding principal balance of the Term A-2 Loan as of the effective date of the Fourth Amendment was EUR 12,250,000 million. The Further Amended Credit Agreement requires that the remaining balance of the Term A-2 Loan be paid in quarterly installments on the last day of each of our fiscal quarters through April 30, 2027 in the principal amount of EUR 583,333 each, and the entire then-remaining principal balance of the Term A-2 Loan is required to be paid on August 4, 2027. We continue to have the right to voluntarily prepay the Term A-2 Loan, in whole or in part, from time to time without premium or penalty (other than customary breakage costs, if applicable).

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

The loans under the Further Amended Credit Agreement are subject to certain mandatory prepayments, subject to various exceptions, from net cash proceeds from certain dispositions of property, certain issuances of equity, certain issuances of additional debt and certain extraordinary receipts.

Amounts repaid under the revolving credit facility may be reborrowed, subject to our continued compliance with the Further Amended Credit Agreement. No amount of the Term Loan or the Term A-2 Loan that is repaid may be reborrowed.

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

We must comply with various customary financial and non-financial covenants under the Further Amended Credit Agreement, certain provisions of which covenants were modified by the Fourth Amendment. The financial covenants under the Further Amended Credit Agreement consist of a maximum consolidated leverage ratio, a minimum consolidated fixed charge coverage ratio that is tested commencing with the measurement period ending with the fiscal quarter ending January 31, 2026, and a minimum interim consolidated fixed charge coverage ratio that is tested for certain measurement periods ending April 30, 2025, July 31, 2025 and October 31, 2025; the interim minimum consolidated fixed charge coverage ratio was added by the Fourth Amendment, and certain provisions of the existing financial covenants were modified by the Fourth Amendment. As of April 30, 2025, we believe we are in compliance with all of our covenants in the Further Amended Credit Agreement.

The Fourth Amendment also provided a waiver of the events of default that had occurred under the Amended Credit Agreement as a result of our failure to comply with the maximum consolidated leverage ratio and the minimum consolidated fixed charge coverage ratio in effect thereunder for our fiscal measurement period ended January 31, 2025 as described above.

The Lender is entitled to accelerate repayment of the loans and to terminate its revolving credit commitment under the Further Amended Credit Agreement upon the occurrence of any of various customary events of default, which include, among other events, the following (which are subject, in some cases, to certain grace periods): failure to pay when due any principal, interest or other amounts in respect of the loans, breach of any of our covenants or representations under the loan documents, default under any other of our or our subsidiaries’ significant indebtedness agreements, a bankruptcy, insolvency or similar event with respect to us or any of our subsidiaries, a significant unsatisfied judgment against us or any of our subsidiaries, or a change of control.

Our obligations under the Further Amended Credit Agreement continue to be secured by substantially all of our personal property assets (including a pledge of the equity interests we hold in ANI Scandinavia ApS, AstroNova GmbH, AstroNova SAS and the Purchaser), subject to certain exceptions, and by a mortgage on our owned real property in West Warwick, Rhode Island, and are guaranteed by, and secured by substantially all of the personal property assets of, Astro Machine.

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

Assumed Financing Obligations of MTEX

In connection with our acquisition of MTEX, on the May 6, 2024 closing date of this acquisition we assumed certain existing financing obligations of MTEX that remain outstanding as of April 30, 2025. The long-term debt obligations of MTEX that remain outstanding include a term loan (the “MTEX Term Loan”) pursuant to an agreement dated December 22, 2023 (the “MTEX Term Loan Agreement”) between MTEX and Caixa Central de Crédito Agricola Mutuo. The MTEX Term Loan, which provides for a term loan in the principal amount of EUR 1.4 million ($1.6 million) and bears interest at a fixed rate of 6.022% per annum, requires monthly principal and interest payments totaling EUR 17,402 ($18,795) commencing in October 2024 and continuing through maturity on December 21, 2033.

MTEX has also received government assistance in the form of interest-free loans from government agencies located in Portugal (the “MTEX Government Grant Term Loans”). The MTEX Government Grant Term Loans are to be repaid to the applicable government agencies and are classified as long-term debt. The current balance of the MTEX Government Grants Term Loans as of April 30, 2025 is EUR 0.7 million ($0.8 million). The MTEX Government Grant Term Loans provide interest-free financing so long as monthly principal payments are made. In the event that MTEX and the applicable government agency renegotiate the payment dates, interest will be calculated according to a rate determined by the government agency as of the date of renegotiation and added to the outstanding principal payments. The MTEX Government Grant Term Loans mature at different dates through January 2027.

Additionally, we assumed short-term financing obligations of MTEX including letters of credit, maturing term loans, and financing arrangements for working capital classified as debt of which $0.3 million remains outstanding as of April 30, 2025.

Summary of Outstanding Debt

Revolving Credit Facility

At April 30, 2025, we had an outstanding balance of $18.3 million under our revolving credit facility under the Further Amended Credit Agreement. The balance outstanding under the revolving credit facility bore interest at a weighted average annual rate of 7.11% and 7.53%, and we incurred $375,000 and $132,000 for interest on this obligation, during the three months ended April 30, 2025 and April 27, 2024, respectively. Additionally, during the three months ended April 30, 2025 and April 27, 2024, we incurred $8,000 and $11,000, respectively, of commitment fees on the undrawn portion of our revolving credit facility. Both the interest expense and commitment fees are included as interest expense in the accompanying condensed consolidated statements of income (loss) for all periods presented. At April 30, 2025, $6.7 million remained available for borrowing under our revolving credit facility under the Further Amended Credit Agreement. Additionally, MTEX has a EUR 0.5 million ($0.5 million) available line of credit with Caixa Central de Crédito Agricola Mutuo. This credit line was established in December 2023 and is renewable every six months. There was EUR 0.1 million ($0.1 million) outstanding on this line of credit as of April 30, 2025.

Long-Term Debt

Long-term debt in the accompanying condensed consolidated balance sheets is as follows:

(In thousands)	April 30, 2025	January 31, 2025
USD Term Loan (7.28% as of April 30, 2025 and 6.90% as of January 31, 2025); maturity date of August 4, 2027	$9,125	$9,450
Euro Term Loan (5.20% as of April 30, 2025 and 5.38% as of January 31, 2025); maturity date of August 4, 2027	13,916	12,719
MTEX Euro Term Loan (6.022% Fixed Rate); maturity date of December 21, 2033	1,619	1,514
MTEX Euro Government Grant Term Loan (0% as of April 30, 2025 and January 31, 2024); maturity dates through January 2027	818	876
Equipment Loan (7.06% Fixed Rate); maturity date of January 23, 2029	642	680
Total Debt	$26,120	$25,239
Less: Debt Issuance Costs, net of accumulated amortization	77	85
Current Portion of Debt	6,041	6,110
Long-Term Debt	$20,002	$19,044

During the three months ended April 30, 2025 and April 27, 2024, we recognized interest expense on term debt of $379,000 and $233,000, respectively, which is recognized in the accompanying condensed consolidated statements of income for all periods presented.

The schedule of required principal payments remaining during the next five years on long-term debt outstanding as of April 30, 2025 is as follows:

(In thousands)
Fiscal 2026, remainder	$4,476
Fiscal 2027	6,052
Fiscal 2028	14,214
Fiscal 2029	362
Fiscal 2030	1,016
$26,120

Note 10 – Financial Instruments and Risk Management

We use foreign currency-denominated debt to partially hedge our net investment in our operations in Europe against adverse movements in exchange rates. Commencing on August 3, 2024, a portion of the Euro-denominated debt has been designated and was effective as an economic hedge of part of the net investment in our Portuguese operation. On January 31, 2025, we assessed the effectiveness of the net investment hedge and determined that it was no longer highly effective. Accordingly, future changes in the carrying value of this nonderivative hedging instrument would have to be recorded in “other expenses” in the consolidated statements of income (loss). To address this situation, effective January 31, 2025, the Euro-denominated debt has been designated as an economic hedge of part of our net investment in our German operation to replace part of our net investment in our Portuguese operation. As a result, foreign currency transaction gains or losses due to spot rate fluctuations on the Euro-denominated debt are included in the foreign currency translation adjustments in the condensed consolidated statement of comprehensive income for the three months ended April 30, 2025, and within the accumulated other comprehensive items in the shareholder’s equity section of the condensed consolidated balance sheet as of April 30, 2025 as follows:

(In thousands)	Amount of Foreign Currency Translation Gain (Loss) Recognized in Other Comprehensive Income (Loss) on Derivative
Financial Instruments Designated as Net Investment Hedge	April 30, 2025	April 27, 2024
Euro Denominated Debt	$(472)	$—

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

The guaranteed minimum royalty payment obligation was recorded at the present value of the minimum annual royalty payments. As of April 30, 2025, we had paid an aggregate of $13.3 million of the guaranteed minimum royalty obligation. At April 30, 2025, the current portion of the outstanding guaranteed minimum royalty obligation of $1.0 million is to be paid over the next twelve months and is reported as a current liability and the remainder of $0.7 million is reported as a long-term liability on our condensed consolidated balance sheet. For the three months ended April 30, 2025 and April 27, 2024, we incurred $0.6 million and $0.5 million, respectively, in excess royalty expense which is included in cost of revenue in our consolidated statements of income for all periods presented. A total of $0.6 million in excess royalties was paid through the first quarter of the current fiscal year, and there are $0.6 million in excess royalty payables due as a result of this agreement for the quarter ended April 30, 2025.

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

As of April 30, 2025, the total outstanding royalty obligation under the New HW Agreement was $0.5 million, including $0.2 million recorded as a current liability in the accompanying condensed consolidated balance sheet.

Note 12 – Leases

We enter into lease contracts for certain of our facilities at various locations worldwide. Our leases have remaining lease terms of one to ten years, some of which include options to extend the lease term for periods of up to five years when it is reasonably certain that we will exercise such options.

Balance sheet and other information related to our leases is as follows:

Operating Leases (In thousands)	Balance Sheet Classification	April 30, 2025	January 31, 2025
Lease Assets	Right of Use Assets	$2,763	$1,781
Lease Liabilities – Current	Other Accrued Expenses	$528	$320
Lease Liabilities – Long Term	Lease Liabilities	$2,318	$1,535

Lease cost information is as follows:

		Three Months Ended
Operating Leases (In thousands)	Statement of Income Classification	April 30, 2025	April 27, 2024
Operating Lease Costs	General and Administrative Expense	$158	$88

Maturities of operating lease liabilities are as follows:

(In thousands)	April 30, 2025
Fiscal 2026, remaining	$517
Fiscal 2027	676
Fiscal 2028	614
Fiscal 2029	445
Fiscal 2030	352
Thereafter	832
Total Lease Payments	3,436
Less: Imputed Interest	(590)
Total Lease Liabilities	$2,846

As of April 30, 2025, the weighted-average remaining lease term and weighted-average discount rate for our operating leases are 6.0 years and 6.06%, respectively. We calculated the weighted-average discount rate using incremental borrowing rates, which equal the rates of interest that we would pay to borrow funds on a fully collateralized basis over a similar term.

Supplemental cash flow information related to leases is as follows:

	Three Months Ended
(In thousands)	April 30, 2025	April 27, 2024
Cash paid for operating lease liabilities	$144	$85

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

The grant programs have various execution periods - some ending in May 2025 and others continuing through November 2026. The government agencies may verify compliance with the conditions established in the contracts during the investment phase and upon completion and are entitled to propose adjustments and require reimbursement if the contracts do not meet the specifications. Historically, no significant corrections or returns have occurred. As of April 30, 2025, there are no contingencies associated with the government grants.

The capital related government contracts between the Portuguese government and MTEX are defined on a grant-by-grant basis, with partial reimbursement of the assets acquired in connection with these grants. We have $1.4 million of short and long-term deferred revenue for capital related government grants which is included in the accompanying condensed consolidated balance sheet as of April 30, 2025, and we have recognized $0.1 million of grant revenue, included in cost of revenue as an offset to depreciation expense in the condensed consolidated statement of income for the three months ended April 30, 2025.

Under the operational related assistance grants, MTEX commits to research and development projects that the Portuguese government partially reimburses. We have recognized $0.2 million of grant revenue for our operational related assistance grants which is offset against the expenditures recognized for those grants and is included in selling and marketing expense in the accompanying condensed consolidated statement of income for the three months ended April 30, 2025.

Note 14 – Accumulated Other Comprehensive Loss

The changes in the balance of accumulated other comprehensive loss by component are as follows:

(In thousands)	Foreign Currency Translation Adjustments
Balance at January 31, 2025	$(3,349)
Other Comprehensive Income	975
Balance at April 30, 2025	$(2,374)

The amounts presented above are net of taxes except for translation adjustments associated with our German and Danish subsidiaries. The foreign cumulative translation adjustment includes translation adjustments and net investment hedges. See Note 10, “Financial Instruments and Risk Management” for additional disclosures about the net investment hedge.

Note 15 – Share-Based Compensation

We have one equity incentive plan from which we are authorized to grant equity awards, the AstroNova, Inc. 2018 Equity Incentive Plan (the “2018 Plan”). The 2018 Plan provides for, among other things, the issuance of awards, including incentive stock options, non-qualified stock options, stock appreciation rights, time-based restricted stock units (“RSUs”), or performance-based restricted stock units (“PSUs”) and restricted stock awards (“RSAs”). At the June 6, 2023 annual meeting of shareholders, the 2018 Plan was amended to increase the number of shares of our common stock available for issuance by 600,000, bringing the total number of shares available for issuance under the 2018 Plan from 950,000 to 1,550,000. Under the 2018 Plan, we may also issue an additional number of shares equal to the number of shares subject to outstanding awards under our prior 2015 Equity Incentive Plan that are forfeited, canceled, satisfied without the issuance of stock, otherwise terminated (other than by exercise), or, for shares of stock issued pursuant to any unvested award, that are reacquired by us at not more than the grantee’s purchase price (other than by exercise). Under the 2018 Plan, all awards to employees generally have a minimum vesting period of one year. Options granted under the 2018 Plan must be issued at an exercise price of not less than the fair market value of our common stock on the date of grant and expire after ten years. Under the 2018 Plan, there were 196,147 unvested RSUs; 60,615 unvested PSUs; and options to purchase an aggregate of 130,500 shares outstanding as of April 30, 2025.

In addition to the 2018 Plan, we previously granted equity awards under our 2015 Equity Incentive Plan (the “2015 Plan”) and our 2007 Equity Incentive Plan (the “2007 Plan”). No new awards may be issued under either the 2007 Plan or 2015 Plan, but outstanding awards will continue to be governed by those plans. As of April 30, 2025, options to purchase an aggregate of 118,449 shares were outstanding under the 2007 Plan and options to purchase an aggregate of 112,600 shares were outstanding under the 2015 Plan.

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

Share-based compensation expense was recognized as follows:

	Three Months Ended
(In thousands)	April 30, 2025	April 27, 2024
Stock Options	$—	$—
Restricted Stock Awards and Restricted Stock Units	281	319
Employee Stock Purchase Plan	25	6
Total	$306	$325

Stock Options

Aggregated information regarding stock option activity for the three months ended April 30, 2025, is summarized below:

	Number of Options	Weighted Average Exercise Price
Outstanding at January 31, 2025	421,699	$15.52
Granted	—	—
Exercised	—	—
Forfeited	—	—
Canceled	(60,150)	13.95
Outstanding at April 30, 2025	361,549	$15.78

Set forth below is a summary of options outstanding at April 30, 2025:

Outstanding				Exercisable
Range of Exercise prices	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life
$10.01-15.00	155,074	$13.61	1.2	155,074	$13.61	1.2
$15.01-20.00	206,475	$17.42	2.4	206,475	$17.42	2.4
	361,549	$15.78	1.9	361,549	$15.78	1.9

There were no stock options granted in fiscal 2025, or during the first three months of fiscal 2026, and as of April 30, 2025, there was no unrecognized compensation expense related to stock options.

Restricted Stock Units (RSUs), Performance-Based Stock Units (PSUs) and Restricted Stock Awards (RSAs)

Aggregated information regarding RSU, PSU and RSA activity for the three months ended April 30, 2025, is summarized below:

	RSUs, PSUs & RSAs	Weighted Average Grant Date Fair Value
Outstanding at January 31, 2025	253,777	$14.07
Granted	133,773	8.23
Vested	(65,550)	13.30
Forfeited	(65,238)	14.12
Outstanding at April 30, 2025	256,762	$11.21

As of April 30, 2025, there was approximately $1.9 million of unrecognized compensation expense related to RSUs, PSUs and RSAs, which is expected to be recognized over a weighted average period of 2.4 years.

Employee Stock Purchase Plan (ESPP)

Our ESPP allowed eligible employees to purchase shares of common stock at a 15% discount from fair value on the first or last day of an offering period, whichever is less. A total of 40,000 shares were initially reserved for issuance under the ESPP. During the three months ended April 30, 2025, there were 6,463 shares purchased under the ESPP and there were 6,045 shares remaining available for purchase under the ESPP as of April 30, 2025. The Board of Directors terminated the ESPP effective April 22, 2025. Upon termination and in accordance with its terms, all payroll deductions made for the second quarter offer period which began on April 1, 2025, were refunded to the participating employees.

Note 16– Income Taxes

Our effective tax rates are as follows:

First Quarter
Fiscal 2026	(24.9)%
Fiscal 2025	(58.1)%

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

During the three months ended April 30, 2025, we recognized an income tax expense of $75,000. The effective tax rate in this period was directly impacted by a $109,000 tax expense related to the return to provision associated with our fiscal 2023 amended state tax returns. Additional impacts on the effective tax rate included a $62,000 tax expense arising from shortfall tax expense related to our stock and a $26,000 tax benefit related to the expiration of the statute of limitations on a previously uncertain tax position. During the three months ended April 27, 2024, we recognized an income tax benefit of $434,000. The effective tax rate in this period was directly impacted by a $572,000 tax benefit related to a previously unrecorded reduction in our future income taxes payable balance that should have been discretely recognized in the fourth quarter of fiscal year 2024 when we completed our domestic return to accrual process. Additional impacts on the effective tax rate included a $75,000 tax benefit arising from windfall tax benefits related to our stock.

Note 17 – Segment Information

Our operations consist of the design, development, manufacture and sale of specialty printers and data acquisition and analysis systems, including both hardware and software and related consumable supplies. We organize and manage our business as a portfolio of products and services designed around a common theme of data acquisition and information output.

We have two reporting segments consistent with our revenue product groups: Product ID and Aerospace . Effective February 1, 2025, we changed the name of our Test & Measurement segment to “Aerospace” to better reflect the end markets we serve in that segment. The segment name change did not result in any change to the composition of our reportable segments and, therefore, did not result in any changes to our historical segment results or the way our chief operating decision maker (“CODM”) allocates resources or makes decisions.

Our Product ID segment produces an array of high-technology digital color and monochrome label printers, commercial presses, direct to package/overprint printers, mail and sheet/flatpack printers and flexible packaging printers as well as supplies for a variety of industries worldwide. Our Aerospace segment produces our line of aerospace flight deck and cabin printers, as well as specialty airborne certified networking equipment and related supplies and services. The Aerospace segment also includes data acquisition systems used worldwide for a variety of recording, monitoring and troubleshooting applications for many industries including aerospace, defense, rail, energy, industrial and general manufacturing.

Our CODM has been identified as the President and Chief Executive Officer. The CODM regularly receives and uses discrete financial information about each reporting segment which is used for performance assessments and resource allocation decisions. The CODM evaluates the performance of and allocates resources to the reporting segments based on segment profit or loss, which represents the segments’ income (loss) before income taxes and excludes corporate expenses. The accounting policies of the reporting segments are the same as those described in the summary of significant accounting policies included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2025.

The CODM does not evaluate reportable segment asset or liability information, and as such, assets are reported on a consolidated basis only.

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

Summarized below are the Revenue and Segment Operating Profit for each reporting segment:

	Three Months Ended
($ in thousands)	April 30, 2025	April 27, 2024
Revenue:
Product ID	$26,289	$23,185
Aerospace	11,419	9,776
Total Revenue	$37,708	$32,961

Cost of Revenue:
Product ID	$17,561	$14,859
Aerospace	7,495	6,130
Total Cost of Revenue	$25,056	$20,989

Operating Expenses:
Product ID (1)	$5,937	$5,335
Aerospace(1)	1,160	1,924
Total Operating Expenses	$7,097	$7,259

Segment Operating Income:
Product ID	$2,791	$2,991
Aerospace	2,764	1,722
Total Segment Operating Income	$5,555	$4,713

Corporate Expense (2)	(4,984)	(3,367)
Operating Income	$571	$1,346
Interest Expense	(897)	(482)
Other Income (Expense) (3)	25	(117)
Income (Loss) Before Income Taxes	$(301)	$747
Income Tax Provision (Benefit)	75	(434)
Net Income (Loss)	$(376)	$1,181

(1) Product ID and Aerospace segment operating expenses include Selling and Marketing and Research and Development.

(2) The amounts included in Corporate Expenses consist of executive and finance compensation, acquisition and integration costs, restructuring costs, professional fees as well as certain other non-recurring costs not allocated to the reporting segments.

(3) Includes gain/(loss) on foreign exchange and other miscellaneous income/(expense) not allocated to the reporting segments.

Revenue by product type for each reporting segment:

	April 30,	April 27,
($ in thousands)	2025	2024
Product ID :
Hardware	$4,776	$3,802
Supplies	19,877	17,581
Other	1,636	1,802
Total Product ID Revenue	26,289	23,185
Aerospace:
Hardware	6,519	5,073
Supplies	1,204	1,053
Other	3,696	3,650
Total Aerospace Revenue	11,419	9,776
Total Revenue	$37,708	$32,961

Other information by segment is presented below:

	Depreciation and Amortization		Capital Expenditures
	April 30,	April 27,	April 30,	April 27,
(In thousands)	2025	2024	2025	2024
Product ID	$973	$591	$60	$492
Aerospace	317	320	—	—
Total	$1,290	$911	$60	$492

Note 18 – Fair Value

Assets and Liabilities Not Recorded at Fair Value

Our long-term debt, including the current portion of long-term debt not reflected in the financial statements at fair value, is reflected in the table below:

	April 30, 2025
	Fair Value Measurement
(In thousands)	Level 1	Level 2	Level 3	Total	Carrying Value
Long-Term debt and related current maturities	$—	$—	$24,661	$24,661	$26,120

	January 31, 2025
	Fair Value Measurement
(In thousands)	Level 1	Level 2	Level 3	Total	Carrying Value
Long-Term debt and related current maturities	$—	$—	$25,202	$25,202	$25,239

The fair value of our long-term debt, including the current portion, is estimated by discounting the future cash flows using current interest rates at which similar loans with the same maturities would be made to borrowers with similar credit ratings and is classified as Level 3.

Note 19 - Restructuring

On March 20, 2025, we announced our restructuring actions for fiscal 2026, which include the reduction of approximately 10% of the Company’s global workforce, primarily in the Product ID segment, and the realignment of our underperforming MTEX operation in Portugal. As part of this initiative, we have cut approximately 70% of the MTEX product portfolio, phasing out low-volume, low-profit and developmental models in the nascent fabric printing market to focus more resources on much higher-margin products that capitalize on our supplies business. In addition, all MTEX sales, marketing and customer support functions have been integrated into our global teams to improve accountability and performance. We anticipate our restructuring actions to generate $3.0 million in annualized savings and expect to substantially complete the plan actions in the first half of fiscal 2026.

As a result of the adoption and implementation of our Product ID segment restructuring plan, in the first quarter of fiscal 2026 we recognized a pre-tax restructuring charge of $0.6 million, comprised primarily of cash charges related to severance-related costs. We paid $0.1 million of this restructuring charge as of April 30, 2025, and the remaining $0.5 million was included in other accrued expenses in the accompanying condensed consolidated balance sheet as of April 30, 2025, and is expected to be paid by the end of fiscal 2026.

The following table summarizes restructuring costs included in the accompanying condensed consolidated statement of income (loss) for the three months ended April 30, 2025:

(in thousands)
Cost of Revenue	$340
Operating Expenses:
Selling & Marketing	98
Research & Development	—
General & Administrative	120
Total	$558

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Business Overview

This section should be read in conjunction with our condensed consolidated financial statements included elsewhere herein and our Annual Report on Form 10-K for the fiscal year ended January 31, 2025.

We are a multinational enterprise that leverages our proprietary data visualization technologies to design, develop, manufacture, distribute and service a broad range of products that acquire, store, analyze and present data in multiple formats. We organize our structure around a core set of competencies, including research and development, manufacturing, service, marketing and distribution. We market and sell our products and services through the following two segments:

•
Product Identification (“Product ID”) – offers color and monochromatic digital label printers, direct-to-package printers and custom OEM printers. Product ID also provides proprietary software to design, manage, and store print images as well as to fully control the workflow of its printers. The software enables both local and network control of the printers. As a full solution supplier, Product ID offers a wide variety of carefully application-matched printing supplies such as pressure-sensitive labels, tags, inks, toners, and thermal transfer ribbons used by digital printers. Product ID also provides on-site and remote service, spare parts, and various service contracts.
•
Aerospace (formerly - Test & Measurement)* – The Aerospace segment is a leading supplier of aerospace printers for commercial, military transport, business, and regional aircraft. The printers are used to print hard copies of data required for the safe and efficient operation of aircraft, including navigation maps, clearances, arrival and departure procedures, NOTAMs, flight itineraries, weather maps, performance data, passenger data, and various air traffic control data. Aerospace products also include aircraft networking systems for high-speed onboard data transfer. The Aerospace segment also provides repairs, service and spare parts. Aerospace also offers a suite of products and services that acquire data from local and networked data streams and sensors as well as wired and wireless networks.

*Effective February 1, 2025, we changed the name of our Test & Measurement segment to “Aerospace” to better reflect the end markets we serve in that segment. The segment name change did not result in any change to the composition of our reportable segments and, therefore, did not result in any changes to our historical segment results or the way our chief operating decision maker (“CODM”) allocates resources or makes decisions.

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

On May 4, 2024, we entered into an agreement to acquire MTEX New Solution, S.A., (“MTEX”), a Portugal-based manufacturer of digital printing equipment that addresses a wide variety of markets and applications including, wide format high-volume package printing, labeling, flexible package printing and more We reported MTEX as a part of our Product ID segment as of the May 6, 2024 closing date. Refer to Note 3, “Acquisition” in our condensed consolidated financial statements located elsewhere in this report for further details.

On March 20, 2025, we announced our restructuring actions for fiscal 2026, which include the reduction of approximately 10% of the Company’s global workforce, primarily in the Product ID segment, and the realignment of our underperforming MTEX operation in Portugal. As part of this initiative, we have cut approximately 70% of the MTEX product portfolio, phasing out low-volume, low-profit and developmental models in the nascent fabric printing market to focus more resources on much higher-margin products that capitalize on our supplies business. In addition, all MTEX sales, marketing and customer support functions have been integrated into our global teams. We anticipate our restructuring actions to generate $3.0 million in annualized savings and expect to substantially complete this plan in the first half of fiscal 2026. As of April 26, 2025 we have incurred $0.6 million in severance-related restructuring charges

Results of Operations

Three Months Ended April 30, 2025 vs. Three Months Ended April 27, 2024

Revenue by segment and current quarter percentage change over the prior year for the three months ended April 30, 2025 and April 27, 2024 were:

(Dollars in thousands)	April 30, 2025	As a % of Revenue	April 27, 2024	As a % of Revenue	% Change Compared to Prior Year
Product ID	$26,289	69.7%	$23,185	70.3%	13.4%
Aerospace	11,419	30.3%	9,776	29.7%	16.8%
Total	$37,708	100.0%	$32,961	100.0%	14.4%

Revenue for the first quarter of the current year was $37.7 million, representing a 14.4% increase compared to the previous year's first quarter revenue of $33.0 million. Revenue through domestic channels for the first quarter of the current year was $22.7 million, an increase of 15.9% from the prior year’s first quarter domestic revenue of $19.6 million. International revenue for the first quarter of the current year was $15.0 million, representing 40.0% of our first quarter revenue and reflecting a 12.2% increase from the previous year's first quarter international revenue. International revenue for the first quarter of the current year reflected a favorable foreign exchange rate impact of $0.6 million.

Hardware revenue in the first quarter of the current year was $11.3 million, a $2.4 million or 27.3% increase compared to the prior year’s first quarter hardware revenue of $8.9 million. The current quarter increase is primarily attributable to sales in the Aerospace segment which increased $1.4 million or 28.5% compared to the same period in the prior year. The increase in the current quarter was also impacted by an $0.8 million contribution of hardware sales from our newly acquired subsidiary, MTEX and a $0.4 million increase in sales of our QuickLabel printers, both in the Product ID segment.

Supplies revenue in the first quarter of the current year was $21.1 million, a $2.4 million or 13.1% increase compared to the prior year’s first quarter supplies revenue of $18.6 million. The current quarter increase in supplies revenue is primarily attributable to a $2.3 million or 13.1% increase in sales of supplies in the Product ID segment, including a contribution of supplies sales of $0.5 million from MTEX. Increased sales of paper supplies in Aerospace’s airborne printer product line also contributed to the overall increase in supplies revenue for the current quarter.

Service and other revenues of $5.3 million in the current quarter decreased $0.2 million or 2.2% compared to service and other revenues of $5.5 million in the first quarter of the prior year. The decrease in current quarter service and other revenue was primarily attributable to a sales decline in the Product ID segment of $0.2 million, or 9.2% compared to the same period in the prior year. The decrease in service and other revenue was partially offset by the contribution of service and other revenue from MTEX in the Product ID segment and an increase in parts and other revenue for the aerospace printer product line in the Aerospace segment.

The current year's first quarter gross profit was $12.7 million, a 5.7% increase compared to the prior year’s first quarter gross profit of $12.0 million. Current quarter gross profit margin of 33.6% reflects a 2.8 percentage point decrease from the prior year’s first quarter gross profit margin of 36.3%. The lower gross profit margin for the current quarter compared to the prior year’s first quarter is primarily attributable to product mix and higher manufacturing costs in the current quarter.

Operating expenses for the current quarter were $12.1 million, a $1.5 million or 13.7% increase compared to the prior year’s first quarter operating expenses of $10.6 million. The increase in operating expenses was largely impacted by the $1.0 million of operating costs at MTEX, $0.2 million of restructuring costs and $0.3million of acquisition costs recognized in the current quarter. Current quarter selling and marketing expenses were $5.6 million, a 1.8% decrease compared to the first quarter of the prior year. Excluding the $0.6 million of MTEX selling and marketing expenses and $0.1 million of restructuring costs, selling and marketing have decreased $0.8 million from the prior year. The decrease in selling and marketing expenses for the current quarter was primarily due to a take back on a rebate refund and a decrease in employee benefits, slightly offset by increased amortization related to MTEX acquired intangibles. Current quarter general and administrative (“G&A”) expenses were $5.0 million, a 48.0% increase compared to the first quarter of the prior year. Excluding the $0.2 million of MTEX selling and marketing expenses, $0.1 million of restructuring costs and $0.3 million of acquisition costs recognized in the current quarter, G&A expenses have increased $0.9 million from the prior year, primarily due to increases in employee wages and benefits, subscriptions, and professional services. Research and development (“R&D”) expenses were $1.5 million in the current quarter, a 3.7% decrease compared to the first quarter of the prior year. Excluding the $0.2 million of MTEX R&D expenses, overall R&D expenses have decreased $0.2 million from the prior year primarily due to decreases in product testing expenses. R&D spending as a percentage of revenue for the current quarter was 4.1% as compared to 4.9% for the same period in the prior year.

We recognized a federal, state and foreign income tax provision for the first quarter of the current year of $75,000 resulting in an effective tax rate of (24.9)%. The effective tax rate in this period was directly impacted by a $109,000 tax expense related to the return to provision associated with our fiscal 2023 amended state tax returns. Additional impacts on the effective tax rate included a $62,000 tax expense arising from shortfall tax expense related to our stock and a $26,000 tax benefit related to the expiration of the statute of limitations on a previously uncertain tax position. During the three months ended April 27, 2024, we recognized a federal, state and foreign income tax benefit of $434,000 resulting in an effective tax rate of (58.1)%. The effective tax rate in this period was directly impacted by a $572,000 tax benefit related to a previously unrecorded reduction in our future income taxes payable balance that should have been discretely recognized in the fourth quarter of fiscal year 2024 when we completed our domestic return to accrual process. Additional impacts on the effective tax rate included a $75,000 tax benefit arising from windfall tax benefits related to our stock.

We reported a net loss of $0.4 million or $(0.05) per diluted share for the first quarter of the current year. Net loss and net loss per diluted share for the quarter ended April 30, 2025 were impacted by an inventory step up of $0.1 million ($0.1 million net of tax or $0.01 per diluted share), transaction costs of $0.3 million ($0.3 million net of tax or $0.03 per diluted share) related to the MTEX acquisition and, restructuring charges of $0.6 million ($0.4 million net of tax or $0.06 per diluted share). On a comparable basis, net income for the prior year’s first quarter was $1.2 million or $0.15 per diluted share. The contribution of the tax benefit related to the previously unrecorded reduction in future income taxes payable in the prior year first quarter positively impacted net income in that period by $0.6 million or $0.07 per diluted share.

Segment Analysis

We report two segments: Product ID and Aerospace and evaluate segment performance based on the segment profit before general and administrative expenses. Summarized below are the Revenue and Segment Operating Profit for each reporting segment:

	Three Months Ended
	Revenue		Segment Operating Profit
(In thousands)	April 30, 2025	April 27, 2024	April 30, 2025	April 27, 2024
Product ID	$26,289	$23,185	$2,791	$2,991
Aerospace	11,419	9,776	2,764	1,722
Total	$37,708	$32,961	5,555	4,713
Corporate Expenses			(4,984)	(3,367)
Operating Income			571	1,346
Interest Expense			(897)	(482)
Other Income/(Expense), net			25	(117)
Income (Loss) Before Income Taxes			(301)	747
Income Tax Provision (Benefit)			75	(434)
Net Income (Loss)			$(376)	$1,181

Product ID

During the second quarter of fiscal 2025 we acquired MTEX, a Portugal-based manufacturer of digital printing equipment that brought us new technology, a low cost manufacturing facility and a larger addressable market. Since the closing of that transaction on May 6, 2024, MTEX has been reported as a part of our Product ID segment. Although we remain excited about the opportunities created by MTEX’s complementary product portfolio and anticipate improved overall business and enhanced customer service as we integrate MTEX’s advanced technology across other areas of our product portfolio, the integration of MTEX has been more time-consuming and resource-intensive than we originally anticipated. Additionally, in the course of integrating MTEX into our operations, we have discovered certain facts that we believe may constitute breaches of the representations and warranties included in the definitive agreements governing our acquisition of MTEX. We are continuing to investigate these matters and are seeking remedies from the seller under those agreements.

We define the primary markets we serve through our Product ID segment as follows:

•
Desktop Label Printers:
o
Target Customers: Brand owners requiring label printing in-house (typically short to medium runs)
o
Representative Printers: QuickLabel desktop printers, QL120/125, QL300, QL900

•
Professional Label Printers: Expanded market with MTEX acquisition:
o
Target Customers: Higher volume brand owners and professional printing houses (label converters) looking to provide digitally printed labels.
o
Representative Printers: T2C printers and the new Next-Generation QL 425, and QL-435

•
Direct to Package Printers: Expanded market with MTEX acquisition:
o
Target Customers: Corrugated box, wood box and paper bag makers (packaging converters or resellers) looking for high-mix medium to high volume post-printing.
o
Representative Printers: T3-OPX printers and the new Next-Generation AJ-800 wide format and AJ-1300 ultra-wide format.
•
Mail and Sheet /Flat Pack Printers:
o
Target Customers: OEMs and channels active in direct mail and transactional print .
o
Representative Printers: AJ-180, AJ-500P, AJ-SP2.

•
Flexible Packaging Printers: New market with MTEX acquisition:
o
Target Customers: Paper and film packaging converters and co-packers looking for high volume digital pre-printing solutions for flexible packaging materials.
o
Representative Printers: new next-generation AJ-800R, AJ-1200R dye and pigment models.

The table below provides Product ID revenue by the markets in which products and services are sold for the three months ended April 30, 2025 and April 27, 2024:

	April 30,	April 27,
(In thousands)	2025	2024
Desktop Label Printers	$15,478	$14,220
Professional Label Printers	3,247	3,245
Direct to Package/Overprint Printers	3,396	1,787
Mail & Sheet/Flat Pack Printers	4,050	3,930
Flexible Packaging Printers	30	—
Other	88	3
TOTAL	$26,289	$23,185

Revenue from the Product ID segment increased $3.1 million or 13.4%, in the first quarter of the current year, with revenue of $26.3 million compared to $23.2 million in the same period of the prior year. The current quarter increase is primarily attributable to an increase in sales of direct to package/overprinters which increased $1.6 million or 90% from the same period in the prior year. The increase in current quarter revenue was also impacted by the increase in desktop label printers sales which increased $1.3 million or 8.8% from first quarter of the prior year. The Product ID segment recognized current quarter segment operating income of $2.7 million, reflecting a profit margin of 10.6%. This compares to the prior year’s first quarter segment profit of $3.0 million and related margin of 12.9%. The decrease in the current year first quarter Product ID segment operating profit and margin is primarily due to higher costs in the current period, in part associated with restructuring activities along with product mix and higher operating costs.

Aerospace

We define the primary markets we serve through our Aerospace segment as follows:

•
Aftermarket - Includes - parts, paper and repairs for the hardware we provide to the commercial, defense, regional and business jet markets
•
Commercial Aircraft - Customers include manufacturers and operators of commercial transport aircraft.
•
Defense - Customers include manufacturers and operators of military transport aircraft (flight deck printers and networking systems); test and launch facilities related to rockets and missiles and specialty munitions (data acquisition products).
•
Regional and Business Jet Aircraft - Customers include manufacturers and operators of regional transport aircraft and business jets.

The table below provides Aerospace revenue by the markets in which products and services are sold for the three months ended April 30, 2025 and April 27, 2024:

	April 30,	April 27,
(In thousands)	2025	2024
Aftermarket	$4,869	$4,694
Commercial Aircraft	3,444	3,813
Defense	2,502	329
Regional and Business Jet Aircraft	251	697
Other	353	243
TOTAL	$11,419	$9,776

Revenue from the Aerospace segment was $11.4 million for the first quarter of the current fiscal year, representing a $1.6 million or 16.8% increase compared to revenue of $9.8 million for the same period in the prior year. The increase in revenue for the current quarter is primarily attributable to a $2.2 million or 660.5% increase in defense market sales from the same period in the prior year as a result of a renewed defense contract. Also contributing to the current quarter increase in revenue was aftermarket sales which increased $0.2 million or 3.7% compared to the prior year’s first quarter. The current quarter increase was partially offset by a decline in commercial aircraft and regional and business jet aircraft sales which each declined $0.4 million from the prior year first quarter. Aerospace’s first quarter segment operating profit was $2.8 million, reflecting a profit margin of 24.2%, compared to the prior year first quarter segment operating profit of $1.7 million and operating profit margin of 17.6%. The increase in Aerospace’s current year first quarter segment operating profit margin is due to an increase in revenue and lower operating expenses.

Liquidity and Capital Resources

Overview

Our primary sources of liquidity have been cash generated from operating activities and borrowings under our revolving credit facility. These sources have also usually funded the majority of our capital expenditures and contractual contingent consideration obligations. We have funded acquisitions by borrowing under bank term loan and revolving credit facilities.

We believe cash flow generation from operations and available unused credit capacity under our revolving credit facility will support our anticipated needs. Additionally, as discussed below, we amended our credit agreement with Bank of America to finance our acquisition of MTEX and subsequently amended our credit agreement to modify various of its terms. In fiscal 2026 (after required debt amortization and payment of minimum guaranteed royalty payments to Honeywell), we plan to focus on reduction of debt outstanding under our credit agreements.

In connection with our purchase of MTEX, on May 6, 2024, we entered into a Third Amendment to Amended and Restated Credit Agreement (the “Third Amendment”) with Bank of America, N.A., as lender (the “Lender”). The Third Amendment amended the Amended and Restated Credit Agreement dated as of July 30, 2020, as amended by the First Amendment to Amended and Restated Credit Agreement, dated as of March 24, 2021, the LIBOR Transition Amendment, dated as of December 14, 2021, the Second Amendment to Amended and Restated Credit Agreement dated as of August 4, 2022, and the Joinder Agreement relating to our subsidiary Astro Machine Corporation (“Astro Machine”) dated as of August 26, 2022 (as so amended, the “Credit Agreement”;

the Credit Agreement as amended by the Amendment, the “Amended Credit Agreement”), between AstroNova, Inc. as the borrower, Astro Machine as a guarantor, and the Lender.

The Amended Credit Agreement provides for (i) a new term loan to AstroNova, Inc. in the principal amount of EUR 14.0 million (the “Term A-2 Loan”), which term loan is in addition to the existing term loan (the “Term Loan”) outstanding under the Credit Agreement in the principal amount of approximately $12.3 million as of the effective date of the Third Amendment, and (ii) an increase in the aggregate principal amount of the revolving credit facility available to AstroNova, Inc. from $25.0 million to $30.0 million until January 31, 2025, upon and after which the aggregate principal amount of the revolving credit facility reduced to $25.0 million. At the closing of the Third Amendment, we borrowed the entire EUR 14.0 million Term A-2 Loan, EUR 3.0 million under the revolving credit facility and a US dollar amount under the revolving credit facility that was converted to Euros to satisfy the entire purchase price payable on the closing date pursuant to the Purchase Agreement. The revolving credit facility may otherwise be used for general corporate purposes.

On March 20, 2025, we entered into a Fourth Amendment to Amended and Restated Credit Agreement (the “Fourth Amendment”) with the Lender, which further amended the Amended Credit Agreement (as so amended, the “Further Amended Credit Agreement”).

At April 30, 2025, our cash and cash equivalents were $5.3 million. We have borrowed $18.3 million on our revolving line of credit with Bank of America and have $6.7 million available for borrowing under that facility as of April 30, 2025. Additionally, MTEX has a EUR 0.5 million ($0.5 million) available line of credit with Caixa Central de Crédito Agricola Mutuo. This credit line was established in December 2023 and is renewable every six months. There was EUR 0.1 million ($0.1 million) outstanding on this line of credit as of April 30, 2025.

Indebtedness

Term Loans and Revolving Credit Loans

The Further Amended Credit Agreement modified the remaining quarterly installments in which the outstanding balance of the Term Loan must be paid; the outstanding principal balance of the Term Loan as of the effective date of the Fourth Amendment was $9.5 million. Under the Further Amended Credit Agreement, such remaining quarterly installments must be paid on the last day of each of our fiscal quarters through April 30, 2027 in the principal amount of (i) in the case of the installments for the fiscal quarters ending April 30, 2025 through January 31, 2026, $325,000 each, (ii) in the case of the installments for the fiscal quarters ending April 30, 2026 through January 31, 2027, $725,000 each, and (iii) in the case of the installment for the fiscal quarter ending April 30, 2027, $950,000; the entire then-outstanding principal balance of the Term Loan is required to be paid on August 4, 2027. We continue to have the right to voluntarily prepay the Term Loan, in whole or in part, from time to time without premium or penalty (other than customary breakage costs, if applicable).

The remaining repayment installments of the Term A-2 Loan were not modified by the Fourth Amendment; the outstanding principal balance of the Term A-2 Loan as of the effective date of the Fourth Amendment was EUR 12,250,000 million. The Further Amended Credit Agreement requires that the Term A-2 Loan be paid in quarterly installments on the last day of each of our fiscal quarters through April 30, 2027 in the principal amount of EUR 583,333 each, and the entire then-remaining principal balance of the Term A-2 Loan is required to be paid on August 4, 2027. We continue to have the right to voluntarily prepay the Term A-2 Loan, in whole or in part, from time to time without premium or penalty (other than customary breakage costs, if applicable).

The amount and availability and repayment terms of the $25.0 million revolving credit facility available to the Company under the Further Amended Credit Agreement were not modified by the Fourth Amendment; the outstanding principal balance under the revolving credit facility as of the effective date of the Fourth Amendment was $21.7 million. We may repay borrowings under the revolving credit facility at any time without premium or penalty (other than customary breakage costs, if applicable), but in any event no later than August 4, 2027, and any outstanding revolving loans thereunder will be due and payable in full, and the revolving credit facility will terminate, on such date. We may reduce or terminate the revolving credit facility at any time, subject to certain thresholds and conditions, without premium or penalty.

The loans under the Further Amended Credit Agreement are subject to certain mandatory prepayments, subject to various exceptions, from net cash proceeds from certain dispositions of property, certain issuances of equity, certain issuances of additional debt and certain extraordinary receipts.

Amounts repaid under the revolving credit facility may be reborrowed, subject to our continued compliance with the Further Amended Credit Agreement. No amount of the Term Loan or the Term A-2 Loan that is repaid may be reborrowed.

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

We must comply with various customary financial and non-financial covenants under the Further Amended Credit Agreement, certain provisions of which covenants were modified by the Fourth Amendment. The financial covenants under the Further Amended Credit Agreement consist of a maximum consolidated leverage ratio, a minimum consolidated fixed charge coverage ratio that is tested commencing with the measurement period ending with the fiscal quarter ending January 31, 2026, and a minimum interim consolidated fixed charge coverage ratio that is tested for certain measurement periods ending April 30, 2025, July 31, 2025 and October 31, 2025; the interim minimum consolidated fixed charge coverage ratio was added by the Fourth Amendment, and certain provisions of the existing financial covenants were modified by the Fourth Amendment. As of April 30, 2025, we believe we are in compliance with all of our covenants in the Further Amended Credit Agreement.

The Fourth Amendment also provided a waiver of the events of default that had occurred under the Amended Credit Agreement as a result of our failure to comply with the maximum consolidated leverage ratio and the minimum consolidated fixed charge coverage ratio in effect thereunder for our fiscal measurement period ended January 31, 2025 as described above.

The Lender is entitled to accelerate repayment of the loans and to terminate its revolving credit commitment under the Further Amended Credit Agreement upon the occurrence of any of various customary events of default, which include, among other events, the following (which are subject, in some cases, to certain grace periods): failure to pay when due any principal, interest or other amounts in respect of the loans, breach of any of our covenants or representations under the loan documents, default under any other of our or our subsidiaries’ significant indebtedness agreements, a bankruptcy, insolvency or similar event with respect to us or any of our subsidiaries, a significant unsatisfied judgment against us or any of our subsidiaries, or a change of control.

Our obligations under the Further Amended Credit Agreement continue to be secured by substantially all of our personal property assets (including a pledge of the equity interests we hold in ANI Scandinavia ApS, AstroNova GmbH, AstroNova SAS and the Purchaser), subject to certain exceptions, and by a mortgage on our owned real property in West Warwick, Rhode Island, and are guaranteed by, and secured by substantially all of the personal property assets of Astro Machine.

Equipment Loan

In January 2024, we entered into a secured equipment loan facility agreement with Banc of America Leasing & Capital, LLC and borrowed the principal amount of $0.8 million thereunder for the financing of our purchase of production equipment. The loan matures on January 23, 2029, and bears interest at a fixed rate of 7.06%.

Assumed Financing Obligations of MTEX

In connection with the purchase of MTEX, we assumed certain existing financing obligations of MTEX that remain outstanding as of April 30, 2025. The long-term debt obligations of MTEX that remain outstanding include a term loan ( the “MTEX Term Loan”) pursuant to the agreement dated December 22, 2023 (the “MTEX Term Loan Agreement”) between MTEX and Caixa Central de Crédito Agricola Mutuo. The MTEX Term Loan provides for a term loan in the principal amount of EUR 1.5 million ($1.6 million) and requires monthly principal and interest payments totaling EUR 17,402 ($18,795) commencing in October 2024 continuing through maturity on December 21, 2033, and bears interest at a fixed rate of 6.022% per annum.

MTEX has also received government assistance in the form of interest-free loans from government agencies located in Portugal (the “MTEX Government Grant Term Loans”). The MTEX Government Grant Term Loans are to be repaid to the applicable government agencies and are classified as long-term debt. The current balance of the MTEX Government Grants Term Loans as of April 30, 2025 is EUR 0.7 million ($0.8 million). The MTEX Government Grant Term Loans provide interest-free financing so long as monthly principal payments are made. In the event that MTEX and the applicable government agency renegotiate the payment dates, interest will be calculated according to a rate determined by the government agency as of the date of renegotiation and added to the outstanding principal payments. The MTEX Government Grants Term Loans outstanding as of April 30, 2025 mature at different dates through January 2027.

Additionally, we assumed short-term financing obligations of MTEX that remain outstanding as of April 30, 2025, including letters of credit, maturing term loans, and financing arrangements for working capital classified as debt.

Cash Flow

Our statements of cash flows for the three months ended April 30, 2025 and April 27, 2024 are included in Part I, Item 1 of this Quarterly Report on Form 10-Q. Net cash provided by operating activities was $4.4 million for the first three months of fiscal 2026 compared to $6.9 million for the same period of the previous year. The decrease in net cash provided by operations for the first three months of the current year is primarily due to the shift from net income to a net loss in the current period and a decrease in cash provided by working capital. The combination of changes in accounts receivable, inventory, income taxes payable, accounts payable and accrued expenses increased cash by $1.3 million for the first three months of fiscal 2026, compared to an increase of $4.5 million for the same period in fiscal 2025.

Our accounts receivable balance increased to $21.4 million at the end of the first quarter of fiscal 2026 compared to $21.2 million at year end. Days sales outstanding for the first quarter of the current year increased to 52 days compared to 51 days at year end. Our inventory balance was $51.5 million at the end of the first quarter of fiscal 2026, an increase compared to $47.9million at year end. Maintaining inventory to satisfy ink supply obligations for our customers was the primary driver for the increase in inventory. Inventory days on hand increased to 185 days at the end of the current quarter from 175 days at year end.

Our cash position at April 30, 2025, was $5.4 million compared to $5.1 million at year end. The slight increase in cash during the current quarter was primarily a result of a reduction in cash outflows during the current year, as compared to the same period in the prior year, which included principal payments on our long-term debt and revolving credit facility of $3.7 million, payment of our guaranteed royalty obligation of $0.4 million, and cash used for capital expenditures of $0.1 million.

Contractual Obligations, Commitments and Contingencies

There have been no material changes to our contractual obligations as disclosed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2025, other than those occurring in the ordinary course of business.

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

While we believe that the factors considered provide a meaningful basis for the accounting policies applied in the preparation of the condensed consolidated financial statements, we cannot guarantee that our estimates and assumptions will be accurate. As the determination of these estimates requires the exercise of judgment, actual results may differ from those estimates, and such differences may be material to our condensed consolidated financial statements. There have been no material changes to the application of critical accounting policies as disclosed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2025.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q may contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are not statements of historical fact, but rather reflect our current expectations concerning future events and results. We generally use the words “believes,” “expects,” “intends,” “plans,” “anticipates,” “likely,” “continues,” “may,” “will,” and similar expressions to identify forward-looking statements. Such forward-looking statements, including those concerning our expectations, involve risks, uncertainties and other factors, some of which are beyond our control, which may cause our actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements. Factors which could cause actual results to differ materially from those anticipated include, but are not limited to (a) general economic, financial, industry and business conditions; (b) declining demand in the test and measurement markets, especially defense and aerospace; (c) our ability to develop and introduce new products and achieve market acceptance of these products; (d) our dependance on contract manufacturers and/or single or limited source suppliers; (e) competition in the specialty printer or data acquisition industries; (f) our ability to control our cost structure; (g) our ability to adequately enforce and protect our intellectual property, defend against assertions of infringement or loss of certain licenses; (h) the risk of incurring liabilities as a result of installed product failures due to design or manufacturing defects; (i) the risk of a material security breach of our information technology system or cybersecurity attack impacting our business and our relationship with customers; (j) our ability to attract, develop and retain key employees and manage human capital resources; (k) we may be required to record additional charges to future earnings if our goodwill or intangible assets become further impaired; (l) changes to United States tariff and import/export regulations and potential countermeasures; (m) economic, political and other risks associated with international sales and operations and the impact of changes in foreign currency exchange rates on the results of operations; (n) changes in tax rates or exposure to additional income tax liabilities; (o) our ability to comply with our current credit agreement or secure alternative financing and to otherwise manage our indebtedness; (p) our substantial indebtedness may limit the cash flow available for our operations and exposes us to risks; (q) our ability to successfully integrate and realize the expected benefits from MTEX, Astro Machine and other acquisitions and realize benefits from divestitures; (r) our ability to maintain adequate self-insurance accruals or insurance coverage for employee health care benefits; (s) our compliance with customer or regulators certifications and our compliance with certain governmental laws and regulations; (t) our ability to achieve and maintain effective internal controls and procedures over financial reporting; (u) the risk that we may not successfully execute or achieve the expected benefits of our restructuring plan for our Product Identification segment; and (v) all other risks included under “Item 1A-Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended January 31, 2025. We assume no obligation to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by law.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our primary financial market risks consist of foreign currency exchange rates risk and the impact of changes in interest rates that fluctuate with the market on our variable rate credit borrowings under our existing credit agreement.

Foreign Currency Exchange Risk

The functional currencies of our foreign subsidiaries and branches are the local currencies—the British Pound in the U.K., the Canadian Dollar in Canada, the Danish Kroner in Denmark, the Chinese Yuan in China, and the Euro in France, Germany and Portugal. We are exposed to foreign currency exchange risk as the functional currency financial statements of foreign subsidiaries are translated to U.S. dollars. The assets and liabilities of our foreign subsidiaries having a functional currency other than the U.S. dollar are translated into U.S. dollars at the exchange rate prevailing at the balance sheet date, and at an average exchange rate for the reporting period for revenue and expense accounts. The cumulative foreign currency translation adjustment is recorded as a component of accumulated other comprehensive income (loss) in shareholders’ equity. The reported results of our foreign subsidiaries will be influenced by their translation into U.S. dollars by currency movements against the U.S. dollar. Our primary currency translation exposure is related to our subsidiaries that have functional currencies denominated in Danish Kroner and the Euro. A hypothetical 10% change in the rates used to translate the results of our foreign subsidiaries would result in an increase or decrease in our consolidated net income of less than $0.1 million for the quarter ended April 30,2025.

Transactional exposure arises where transactions occur in currencies other than the functional currency. Transactions in foreign currencies are recorded at the exchange rate prevailing at the date of the transaction. The resulting monetary assets and liabilities are translated into the appropriate functional currency at exchange rates prevailing at the balance sheet date and the resulting gains and losses are reported as foreign exchange gain (loss) in the consolidated statements of income. Foreign exchange losses resulting from transactional exposure were less than $0.1 million for the year ended April 30, 2025.

During the three months ended April 30, 2025, there were no material changes to our interest rate risk disclosures as set forth in Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended January 31, 2025.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (“Exchange Act”). Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective in ensuring that information required to be disclosed in our Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner, and (2) accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the fiscal quarter ended April 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On March 11, 2025, Effort Premier Solutions LDA (“Effort”) and Elói Serafim Alves Ferreira initiated arbitration proceedings against us and our subsidiary AstroNova Portugal, Unipessoal, Lda. in the Arbitration Center located in Oporto, Portugal (Centro de Arbitragem do Instituto de Arbitragem Comercial), alleging, among other things, breaches of the MTEX acquisition agreement and damage to Mr. Ferreira’s professional reputation. On March 31, 2025, we made a preliminary reply rejecting Effort and Mr. Ferreira’s claims and formally notified the Arbitration Center of our intention to file counterclaims against Effort and Mr. Ferreira, on the grounds of, among other things, breaches of the MTEX acquisition agreement. As of June 3, 2025, neither party has formally presented their allegations or demands for relief to the Court of Arbitration. However, the process of selecting the Arbitration Court's composition has been successfully completed, with each party appointing an arbitrator. Subsequently, the appointed arbitrators have nominated the chairman of the court to serve as the arbitrator president. The first official meeting between the parties and the Court took place on May 28, 2025 to discuss and agree on certain procedural rules not addressed or requiring adjustment under the applicable arbitration rules. At this meeting, the court established deadlines for each party to submit their formal allegations and has set dates for the court hearings. The evidentiary process and hearings are planned over the next six months and any ruling is not expected until the first half of 2026.

There are no other pending or threatened legal proceedings against us that we believe to be material to our financial position or results of operations.

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, one should carefully consider the factors discussed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended January 31, 2025, which could materially affect our business, financial condition or future operating results. The risks described in our Annual Report on Form 10-K are not the only risks that could affect our business, as additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results as well as adversely affect the value of our common stock.

There have been no material updates to the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2025.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

During the first quarter of fiscal 2026, we made the following repurchases of our common stock:

	Total Number of Shares Repurchased		Weighted Average Price paid Per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Be Purchased Under the Plans or Programs
February 1 - February 28	—		$—		—	—
March 1 - March 31	7,431	(a)	$9.87	(a)	—	—
April 1 - April 30	9,625	(b)	$8.47	(b)	—	—

(a)
Employees of the Company delivered 7,431 shares of our common stock toward the satisfaction of taxes due in connection with the vesting of restricted shares. The shares delivered were valued at an average market value of $9.87 per share and are included with treasury stock in our condensed consolidated balance sheet as of April 30, 2025.
(b)
Employees of the Company delivered 9,625 shares of our common stock toward the satisfaction of taxes due in connection with the vesting of restricted shares. The shares delivered were valued at an average market value of $8.47 per share and are included with treasury stock in our condensed consolidated balance sheet as of April 30, 2025.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

During the three months ended April 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-rule 10b5-1 trading arrangement,” as each term is defined in item 408(a) of Regulation S-K.

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

10.2	Separation & Consulting Agreement and General Release dated March 24, 2025, between the Company and Stephen Petrarca.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document—the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASTRONOVA, INC. (Registrant)

Date: June 6, 2025	By	/s/ Gregory A. Woods
Gregory A. Woods,
President and Chief Executive Officer
(Principal Executive Officer)

	By	/s/ Thomas D. DeByle
Thomas D. DeByle,
Vice President, Chief Financial Officer and Treasurer
(Principal Accounting Officer and Principal Financial Officer)