Form 10-Q
period 2025-07-31
AstroNova, Inc.
filed 2025-09-09
CIK 8146

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to __________

Commission file number 0-13200

AstroNova, Inc.

(Exact name of registrant as specified in its charter)

Rhode Island	05-0318215
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

600 East Greenwich Avenue, West Warwick, Rhode Island	02893
(Address of principal executive offices)	(Zip Code)

(401) 828-4000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.05 Par Value	ALOT	NASDAQ Global Market

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

The number of shares of the registrant’s common stock, $0.05 par value per share, outstanding as of September 5, 2025 was 7,636,321.

ASTRONOVA, INC.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

ASTRONOVA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Data)

	July 31, 2025	January 31, 2025
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$3,855	$5,050
Accounts Receivable, net	18,535	21,218
Inventories, net	48,393	47,894
Prepaid Expenses and Other Current Assets	4,447	3,855
Total Current Assets	75,230	78,017
Property, Plant and Equipment, net	17,018	17,639
Identifiable Intangibles, net	22,729	23,519
Goodwill	15,279	14,515
Deferred Tax Assets, net	8,535	8,431
Right of Use Asset	2,689	1,781
Other Assets	1,669	1,693
TOTAL ASSETS	$143,149	$145,595
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts Payable	$6,908	$7,928
Accrued Compensation	4,324	3,745
Other Accrued Expenses	4,520	4,461
Revolving Line of Credit	19,079	20,929
Current Portion of Long-Term Debt	5,559	6,110
Short-Term Debt	253	581
Current Liability—Royalty Obligation	1,218	1,358
Current Liability—Excess Royalty Payment Due	556	691
Deferred Revenue	1,459	543
Total Current Liabilities	43,876	46,346
NON-CURRENT LIABILITIES
Long-Term Debt, net of current portion	18,566	19,044
Lease Liabilities, net of current portion	2,235	1,535
Grant Deferred Revenue	1,101	1,090
Royalty Obligation, net of current portion	858	1,106
Income Taxes Payable	684	684
Deferred Tax Liabilities	—	40
Other Long-Term Liability	43	—
TOTAL LIABILITIES	67,363	69,845
SHAREHOLDERS’ EQUITY
Preferred Stock, $10 Par Value, Authorized 100,000 shares, None Issued	—	—
Common Stock, $0.05 Par Value, Authorized 13,000,000 shares; Issued 11,035,656 and 10,936,220 shares at July 31, 2025 and January 31, 2025, respectively	552	547
Additional Paid-in Capital	65,023	64,215
Retained Earnings	47,761	49,380
Treasury Stock, at Cost, 3,414,737 and 3,394,942 shares at July 31, 2025 and January 31, 2025, respectively	(35,223)	(35,043)
Accumulated Other Comprehensive Loss, net of tax	(2,327)	(3,349)
TOTAL SHAREHOLDERS’ EQUITY	75,786	75,750
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$143,149	$145,595

See Notes to condensed consolidated financial statements (unaudited).

ASTRONOVA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(In Thousands, Except Per Share Data)

(Unaudited)

	Three Months Ended		Six Months Ended
	July 31, 2025	August 3, 2024	July 31, 2025	August 3, 2024
Revenue	$36,102	$40,539	$73,810	$73,500
Cost of Revenue	24,469	26,213	49,524	47,202
Gross Profit	11,633	14,326	24,286	26,298
Operating Expenses:
Selling and Marketing	5,731	6,732	11,284	12,388
Research and Development	1,576	1,412	3,119	3,015
General and Administrative	5,034	5,121	10,018	8,488
Total Operating Expenses	12,341	13,265	24,421	23,891
Operating Income (Loss)	(708)	1,061	(135)	2,407
Other Income (Expense):
Interest Expense	(885)	(938)	(1,782)	(1,419)
Gain (Loss) on Foreign Currency Transactions	(30)	(181)	(25)	(323)
Other Income/(Expense), net	(74)	8	(55)	31
Total Other Income (Expense)	(989)	(1,111)	(1,862)	(1,711)
Income (Loss) Before Income Taxes	(1,697)	(50)	(1,997)	696
Income Tax Provision (Benefit)	(454)	261	(378)	(173)
Net Income (Loss)	$(1,243)	$(311)	$(1,619)	$869
Net Income (Loss) per Common Share—Basic	$(0.16)	$(0.04)	$(0.21)	$0.12
Net Income (Loss) per Common Share—Diluted	$(0.16)	$(0.04)	$(0.21)	$0.11
Weighted Average Number of Common Shares Outstanding:
Basic	7,610	7,516	7,585	7,489
Diluted	7,610	7,516	7,585	7,617

See Notes to condensed consolidated financial statements (unaudited).

ASTRONOVA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In Thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	July 31, 2025	August 3, 2024	July 31, 2025	August 3, 2024
Net Income (Loss)	$(1,243)	$(311)	$(1,619)	$869
Other Comprehensive Income (Loss), net of taxes:
Foreign Currency Translation Adjustments	47	343	1,022	146
Other Comprehensive Income	47	343	1,022	146
Comprehensive Income (Loss)	$(1,196)	$32	$(597)	$1,015

See Notes to condensed consolidated financial statements (unaudited).

ASTRONOVA, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

($ In Thousands, Except Share Data)

(Unaudited)

	Common Stock		Additional Paid-in	Retained	Treasury	Accumulated Other Comprehensive	Total Shareholders’
	Shares	Amount	Capital	Earnings	Stock	Income (Loss)	Equity

Balance January 31, 2025	10,936,220	$547	$64,215	$49,380	$(35,043)	$(3,349)	$75,750
Share-Based Compensation	—	—	306	—	—	—	306
Employee Stock Purchase Plan	6,463	—	51	—	—	—	51
Restricted Stock Awards Vested	65,550	3	(3)	—	(155)	—	(155)
Net Loss	—	—	—	(376)	—	—	(376)
Foreign Currency Translation Adjustments	—	—	—	—	—	975	975
Balance April 30, 2025	11,008,233	$550	$64,569	$49,004	$(35,198)	$(2,374)	$76,551
Share-Based Compensation	—	—	456	—	—	—	456
Employee Option Exercises	—	—	—	—	—	—	—
Restricted Stock Awards Vested	27,423	2	(2)	—	(25)	—	(25)
Net Loss	—	—	—	(1,243)	—	—	(1,243)
Foreign Currency Translation Adjustment	—	—	—	—	—	47	47
Balance July 31, 2025	11,035,656	$552	$65,023	$47,761	$(35,223)	$(2,327)	$75,786

Balance January 31, 2024	10,812,137	$541	$62,684	$63,869	$(34,593)	$(2,219)	$90,282
Share-Based Compensation	—	—	325	—	—	—	325
Employee Option Exercises	5,055	—	48	—	—	—	48
Restricted Stock Awards Vested	78,077	4	(4)	—	(432)	—	(432)
Net Income	—	—	—	1,181	—	—	1,181
Foreign Currency Translation Adjustment	—	—	—	—	—	(197)	(197)
Balance April 27, 2024	10,895,269	$545	$63,053	$65,050	$(35,025)	$(2,416)	$91,207
Share-Based Compensation	—	—	481	—	—	—	481
Employee Option Exercises	14,433	1	29	—	—	—	30
Restricted Stock Awards Vested	4,312	—	—	—	—	—	—
Net Loss	—	—	—	(311)	—	—	(311)
Foreign Currency Translation Adjustment	—	—	—	—	—	343	343
Balance August 3, 2024	10,914,014	$546	$63,563	$64,739	$(35,025)	$(2,073)	$91,750

See Notes to condensed consolidated financial statements (unaudited).

ASTRONOVA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Six Months Ended
	July 31, 2025	August 3, 2024
Cash Flows from Operating Activities:
Net Income (Loss)	$(1,619)	$869
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by Operating Activities:
Depreciation and Amortization	2,570	2,216
Amortization of Debt Issuance Costs	21	14
Share-Based Compensation	805	806
Deferred Income Tax Benefit	(52)	—
Changes in Assets and Liabilities, net of impact of acquisition:
Accounts Receivable	3,042	3,612
Inventories	426	(384)
Income Taxes	(963)	(711)
Accounts Payable and Accrued Expenses	(1,026)	2,409
Deferred Revenue	773	(619)
Other	667	(1,146)
Net Cash Provided by Operating Activities	4,644	7,066
Cash Flows from Investing Activities:
Purchases of Property, Plant and Equipment	(107)	(830)
Cash Paid for MTEX Acquisition, net of cash acquired	—	(20,729)
Net Cash Used for Investing Activities	(107)	(21,559)
Cash Flows from Financing Activities:
Net Cash Proceeds from Employee Stock Option Plans	—	13
Net Cash Proceeds from Share Purchases under Employee Stock Purchase Plan	51	64
Net Cash Used for Payment of Taxes Related to Vested Restricted Stock	(180)	(432)
Revolving Credit Facility, net	(2,195)	3,912
Proceeds from Long-Term Debt Borrowings	—	15,078
Payment of Minimum Guarantee Royalty Obligation	(693)	(750)
Principal Payments of Long-Term Debt	(2,917)	(3,274)
Payments of Debt Issuance Costs	(34)	(35)
Net Cash Provided by (Used for) Financing Activities	(5,968)	14,576
Effect of Exchange Rate Changes on Cash and Cash Equivalents	236	214
Net (Decrease) Increase in Cash and Cash Equivalents	(1,195)	297
Cash and Cash Equivalents, Beginning of Period	5,050	4,527
Cash and Cash Equivalents, End of Period	$3,855	$4,824
Supplemental Disclosures of Cash Flow Information:
Cash Paid During the Period for:
Cash Paid During the Period for Interest	$1,522	$1,008
Cash Paid During the Period for Income Taxes, net of refunds	$563	$540
Non-Cash Transactions:
Operating Lease Obtained in Exchange for Operating Lease Liabilities	$986	$1,455

See Notes to condensed consolidated financial statements (unaudited).

ASTRONOVA, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1 – Business and Basis of Presentation

Overview

AstroNova, Inc., headquartered in West Warwick, Rhode Island, uses its proprietary printing technologies and expertise to design, manufacture, and distribute specialty printers that present data visually across various media. Our products are used worldwide in diverse applications.

Our business consists of two segments, Product Identification (“Product ID”) and Aerospace (formerly known as Test & Measurement).

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

On May 4, 2024, we entered into an agreement to acquire MTEX New Solution, S.A., (“MTEX”), a Portugal-based manufacturer of digital printing equipment that addresses a broad variety of markets and applications including wide format high-volume package printing, labeling, flexible package printing and more. We report MTEX results as a part of our Product ID segment as of May 6, 2024, the closing date of this acquisition. Refer to Note 3, “Acquisition” for further details. Subsequent to the acquisition, MTEX has been fully integrated into the Product ID segment and no longer operates as an independent business entity.

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

Our Product ID products are sold by direct field salespersons and independent dealers and representatives. In the United States, we have factory-trained direct field salespeople located throughout the country specializing in Product ID products. We also have direct field sales or service centers in Canada, China, Denmark, France, Germany, Malaysia, Portugal, Singapore, and the United Kingdom staffed by our own employees and dedicated third party contractors. Additionally, we utilize over 125 independent dealers and representatives selling and marketing our products in approximately 100 countries.

In the Aerospace segment, we have a long history of using our technologies to provide high-resolution flight deck and cabin printers and, networking systems for the aerospace market. We also provide parts, service, specialty paper and other supplies for our aerospace customers. Hardware comprises approximately 57% of segment revenue and the remaining 43% is recurring sales of supplies, parts and service. Customers include defense industry prime contractors, aircraft OEMs and commercial airlines. In addition, the Aerospace segment includes data acquisition recorders, sold under the AstroNova brand, that enable our customers to acquire and record visual and electronic signal data from local and networked data streams and sensors. The recorded data is processed, analyzed, stored and presented in various visual output formats. Customers for these solutions include NASA, and defense industry prime contractors, as well as other entities that utilize these solutions in high precision applications for power, rail, and industrial manufacturing. Our Aerospace products are predominantly sold directly and through a limited number of independent representatives.

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

The presentation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported and disclosed in the condensed consolidated financial statements and accompanying notes, including those that require consideration of forecasted financial information using information that is reasonably available to us at this time. Some of the more significant estimates relate to revenue recognition, allowances for doubtful accounts, inventory valuation, income taxes, valuation of long-lived assets, intangible assets and goodwill, share-based compensation, and warranty reserves. Management’s estimates are based on the facts and circumstances available at the time estimates are made, historical experience, risk of loss, general economic conditions and trends, and management’s assessments of the probable future outcome of these matters. Consequently, actual results could differ from those estimates.

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

Recent Accounting Pronouncements Not Yet Adopted

In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses.” ASU 2024-03 enhances expense disclosures on both an annual and interim basis by requiring public entities to disclose additional information about specific expense categories in the notes to the consolidated financial statements. This ASU requires disclosure in tabular format of purchases of inventory, employee compensation, depreciation, intangible asset amortization and depletion, as applicable, for each income statement line item that contains those expenses. Specific expenses, gains and losses that are already disclosed under existing US GAAP are also required to be included in the disaggregated income statement expense line-item disclosures, and any remaining amounts will need to be described quantitatively. Additionally, ASU 2024-03 requires disclosure of the total amount of selling expenses and the entity’s definition of selling expenses. ASU 2024-03 is effective for the first annual disclosure period beginning after December 15, 2026, and for the interim periods subsequent to that, with early adoption permitted. The amendment should be applied prospectively; however, retrospective application is permitted. We are currently evaluating the new disclosure requirements of ASU 2024-03 and do not expect the adoption of this guidance to have a material impact on our consolidated financial statements or disclosures.

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” to enhance the transparency and decision usefulness of income tax disclosures primarily related to the rate reconciliation and income taxes paid information. ASU 2023-09 modifies the requirement for income tax disclosures to include (1) specific categories in the rate reconciliation, (2) the income or loss from continuing operations before income tax expense or benefit (separated between domestic and foreign) and (3) income tax expense or benefit from continuing operations (separated by federal, state and foreign). ASU 2023-09 also requires entities to disclose their income tax payments to international, federal, state and local jurisdictions. The guidance is effective for annual periods beginning after December 15, 2024. ASU 2023-09 should be applied on a prospective basis, but retrospective application is permitted. We are currently evaluating the potential impact and related disclosures required as a result of adopting this new guidance within our Annual Report on Form 10-K for the year ended January 31, 2026, and subsequent annual reports.

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

In accordance with the terms and subject to the conditions set forth in the Purchase Agreement, the Purchaser acquired from the Seller, 100% of the issued and outstanding share capital of MTEX. The closing date for the acquisition was May 6, 2024. This transaction was a business combination and accounted for using the acquisition method as prescribed by ASC 805, “Business Combinations.”

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

In accordance with the terms of the Purchase Agreement, the Seller may have been entitled to additional contingent consideration of potential earn-out payments if specified revenue targets were achieved by MTEX for the three calendar year periods ending after the closing date. The approach to valuing the initial contingent consideration relating to the earn-out requires the use of unobservable factors such as projected revenues over the term of the earn-out periods, discounted for the period over which the initial contingent consideration is measured, and relevant volatility rates. Based upon these assumptions, the earn-out contingent consideration was valued using an option pricing model, which resulted in the estimated fair value being reduced to zero as of the acquisition closing date.

Since the initial preliminary estimates, we have adjusted certain amounts for the fair value of the assets acquired and liabilities assumed as a result of obtaining additional information that allowed us to determine the final purchase price allocation. Measurement period adjustments were recognized in the reporting period in which the adjustments were determined and calculated as if the accounting had been completed at the acquisition date. As of the end of the first quarter of fiscal 2026, we completed our final fair value determination of the assets acquired and liabilities assumed.

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

The fair value of the customer relations intangible asset acquired was estimated by applying the income approach using the Multi-Period Excess Earning Method. This fair value measurement is based on significant inputs that are not observable in the market and therefore represents a Level 3 measurement as defined in ASC 820, “Fair Value Measurement.” The fair value determined under this approach is a function of (i) future revenues expected to be generated by these assets and the profitability of the assets, (ii) identification of the contribution of other tangible and intangible assets to the cash flows generated by these asset to apply an appropriate capital charge against the cash flow, and (iii) a discount rate of 15.5% used to calculate the present value of the stream of anticipated cash flows. The fair value of the trademark intangible asset acquired was estimated by applying the income approach using the “relief-from-royalty” method. The value under the relief-from-royalty method is a function of (i) the concluded royalty rate of 0.75%, (ii) projected revenues generated by product sales under the asset being valued, and (iii) a discount rate of 15.5%. The fair value of the internally developed technology intangible asset acquired was estimated by applying the cost approach, which takes into consideration the internal development costs of the technology and a hypothetical developer’s profit margin to build the software, the opportunity costs the buyer avoids by not having to reproduce this asset and any duplicative or unproductive efforts, as well as functional obsolescence of the technology.

The purchased goodwill of $14.3 million, which is not deductible for tax purposes, represents the excess of the purchase price over the estimated fair value assigned to the tangible and identifiable intangible assets acquired and liabilities assumed from MTEX. The goodwill recognized under ASC 805 was attributable to the expected earnings potential of the business, synergies which were expected to enhance and expand our overall product portfolio, opportunities in new and existing markets, and MTEX's assembled workforce. The carrying amount of the goodwill was allocated to the Product ID segment. In the fourth quarter of fiscal 2025, we recognized a $13.4 million impairment charge related to the MTEX goodwill.

During the first six months of the current year, we incurred an additional $0.3 million of acquisition-related costs which were included in general and administrative expenses in our condensed consolidated statements of income for the three and six months ended July 31, 2025. Total acquisition-related costs through July 31, 2025 were $1.5 million, including $1.2 million recognized in fiscal 2025.

The amounts of revenue and earnings before taxes attributable to MTEX and included in our consolidated statements of income for the three and six months ended July 31, 2025 and August 3, 2024 were as follows:

	Three Months Ended			Six Months Ended
(In thousands)	July 31, 2025		August 3, 2024	July 31, 2025		August 3, 2024
Revenue	$711	(1)	$1,139	$2,114	(2)	$1,139
Gross Profit	(522)		(68)	(403)		(68)
Operating Expenses:
Selling Expenses	830		915	1,459		915
Research and Development Expenses	347		(98)	518		(98)
General and Administrative Expenses	180		510	416		510
Total Operating Expenses	$1,357		$1,327	$2,393		$1,327
Operating Loss	(1,879)		(1,395)	(2,796)		(1,395)
Other Income (Expenses)	1,832		(69)	1,693		(69)
Earnings (Loss) before Taxes	$(47)		$(1,464)	$(1,103)		$(1,464)

(1) Includes $151,000 of MTEX revenue related to sales that were sold to third parties via intercompany sales at cost plus mark-up.

(2) Includes $878,000 of MTEX revenue related to sales that were sold to third parties via intercompany sales at cost plus mark-up.

MTEX was acquired on May 6, 2024, and therefore for fiscal 2025 second quarter and second quarter year-to-date results are the same.

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

Revenues disaggregated by primary geographic markets and major product types are as follows:

Primary geographical markets:

	Three Months Ended		Six Months Ended
(In thousands)	July 31, 2025	August 3, 2024	July 31, 2025	August 3, 2024
United States	$21,940	$23,777	$44,611	$43,341
Europe	9,665	10,222	19,551	19,192
Canada	1,788	2,741	3,294	4,500
Asia	1,335	2,080	3,294	3,265
Central and South America	1,017	1,336	2,360	2,534
Other	357	383	700	668
Total Revenue	$36,102	$40,539	$73,810	$73,500

Major product types:

	Three Months Ended		Six Months Ended
(In thousands)	July 31, 2025	August 3, 2024	July 31, 2025	August 3, 2024
Hardware	$10,936	$12,359	$22,231	$21,234
Supplies	19,495	22,344	40,576	40,977
Service and Other	5,671	5,836	11,003	11,289
Total Revenue	$36,102	$40,539	$73,810	$73,500

Contract Assets and Liabilities

We normally do not have contract assets, which are primarily unbilled accounts receivable that are conditional on something other than the passage of time.

Our contract liabilities, which represent billings in excess of revenue recognized, are related to advanced billings for purchased service agreements and extended warranties. Contract liabilities were $579,000 and $543,000 at July 31, 2025 and January 31, 2025, respectively, and are recorded as deferred revenue in the accompanying condensed consolidated balance sheet. The increase in the deferred revenue balance during the six months ended July 31, 2025 is due to cash payments received in advance of satisfying performance obligations in excess of revenue recognized during the current period, including $167,000 of revenue recognized that was included in the deferred revenue balance at January 31, 2025.

In March 2025, we entered into an agreement with a customer to support the production ramp-up for one of our Aerospace product lines. Under the terms of the agreement, the customer made an advance payment of $1.1 million, representing 50% of the contractual unit selling price for the units delivered beginning in June 2025. This advance payment was recorded as deferred revenue and will be recognized as revenue upon delivery of the related units. We have recognized $0.2 million in revenue related to this transaction for the three and six months ended July 31, 2025, and $0.9 million continues to remain in deferred revenue in our condensed consolidated balance sheet at July 31, 2025.

Contract Costs

We recognize an asset for the incremental costs of obtaining a contract with a customer if we expect the benefit of those costs to be longer than one year. We have determined that certain costs related to obtaining sales contracts for our aerospace printer products meet the requirement to be capitalized. These costs are deferred and amortized over the remaining useful life of these contracts, which we currently estimate to be approximately 16 years as of July 31, 2025. We also recognize an asset for the costs to fulfill a contract with a customer if the costs are specifically identifiable, generate or enhance resources used to satisfy future performance obligations, and are expected to be recovered. The balance of these contract assets at January 31, 2025 was $1.5 million. During the three and six months ended July 31, 2025, we amortized contract costs of $23,000 and $47,000, respectively. The balance of deferred incremental direct costs net of accumulated amortization at July 31, 2025 was $1.5 million, of which $0.1 million is reported in other current assets, and $1.4 million is reported in other assets in the accompanying condensed consolidated balance sheet.

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

	Three Months Ended				Six Months Ended
	July 31, 2025		August 3, 2024		July 31, 2025		August 3, 2024
Weighted Average Common Shares Outstanding – Basic	7,609,917		7,515,706		7,585,228		7,489,223
Effect of Dilutive Options, Restricted Stock Awards and Restricted Stock Units	—	(1)	—	(2)	—	(1)	128,183
Weighted Average Common Shares Outstanding – Diluted	7,609,917		7,515,706		7,585,228		7,617,406

(1)For the three and six months ended July 31, 2025 we had weighted average common stock equivalent shares outstanding of 38,232 and 51,130, respectively, that could potentially dilute earnings per share in future periods. These shares were excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive given the net loss during the period.

(2)For the three months ended August 3, 2024, we had weighted average common stock equivalent shares outstanding of 86,197, that could potentially dilute earnings per share in future periods. These shares were excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive given the net loss during the periods.

For the three and six months ended July 31, 2025, the diluted per share amounts do not reflect weighted average common equivalent shares outstanding of 383,744 and 419,130, respectively. For the three and six months ended August 3, 2024, the diluted per share amounts do not reflect weighted average common equivalent shares outstanding of 218,210 and 223,011, respectively. These outstanding common equivalent shares were not included due to their anti-dilutive effect.

Note 6 – Intangible Assets

Intangible assets are as follows:

	July 31, 2025				January 31, 2025
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Currency Translation Adjustment	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Currency Translation Adjustment	Net Carrying Amount
RITEC:
Customer Contract Relationships	$2,830	$(1,788)	$—	$1,042	$2,830	$(1,755)	$—	$1,075
TrojanLabel:
Distributor Relations	937	(824)	34	147	937	(774)	16	179
Honeywell:
Customer Contract Relationships	27,773	(14,095)	—	13,678	27,773	(13,661)	—	14,112
Astro Machine:
Customer Contract Relationships	3,060	(1,836)	—	1,224	3,060	(1,530)	—	1,530
Trademarks	420	(252)	—	168	420	(210)	—	210
MTEX:
Customer Contract Relationships	2,603	(328)	124	2,399	2,603	(194)	(104)	2,305
Internally Developed Technology	4,719	(990)	208	3,937	4,719	(586)	(181)	3,952
Trademarks	217	(91)	8	134	217	(54)	(7)	156
Intangible Assets, net	$42,559	$(20,204)	$374	$22,729	$42,559	$(18,764)	$(276)	$23,519

There were no impairments to intangible assets during the six months ended July 31, 2025 or August 3, 2024.

With respect to the acquired intangible assets included in the table above, amortization expense of $0.7 million has been included in the condensed consolidated statements of income (loss) for both of the three months ended July 31, 2025 and August 3, 2024. Amortization expense of $1.4 million and $1.1 million related to the above-acquired intangible assets has been included in the accompanying condensed consolidated statements of income (loss) for the six months ended July 31, 2025 and August 3, 2024, respectively.

Estimated amortization expense for the next five fiscal years is as follows:

(In thousands)	Remaining 2026	2027	2028	2029	2030
Estimated amortization expense	$1,439	$2,878	$2,376	$2,009	$2,009

Note 7 – Inventories

Inventories are stated at the lower of cost (standard and average methods) or net realizable value and include material, labor and manufacturing overhead. The components of inventories are as follows:

(In thousands)	July 31, 2025	January 31, 2025
Materials and Supplies	$32,839	$35,181
Work-In-Process	2,602	2,559
Finished Goods	22,401	19,879
	57,842	57,619
Inventory Reserve	(9,449)	(9,725)
	$48,393	$47,894

Note 8 – Property, Plant and Equipment

Property, plant and equipment consist of the following:

(In thousands)	July 31, 2025	January 31, 2025
Land and Land Improvements	$2,304	$2,304
Buildings and Leasehold Improvements	15,192	15,116
Machinery and Equipment	31,031	30,403
Computer Equipment and Software	14,567	14,538
Gross Property, Plant and Equipment	63,094	62,361
Accumulated Depreciation	(46,076)	(44,722)
Net Property Plant and Equipment	$17,018	$17,639

Depreciation expense on property, plant and equipment was $0.5 million and $1.1 million for the three and six months ended July 31, 2025, respectively. Depreciation expense on property, plant and equipment was $0.6 million and $1.1 million for the three and six months ended August 3, 2024, respectively.

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

The remaining repayment installments of the Term A-2 Loan were not modified by the Fourth Amendment; the outstanding principal balance of the Term A-2 Loan as of the effective date of the Fourth Amendment was EUR 12,250,000. The Further Amended Credit Agreement requires that the remaining balance of the Term A-2 Loan be paid in quarterly installments on the last day of each of our fiscal quarters through April 30, 2027 in the principal amount of EUR 583,333 each, and the entire then-remaining principal balance of the Term A-2 Loan is required to be paid on August 4, 2027. We continue to have the right to voluntarily prepay the Term A-2 Loan, in whole or in part, from time to time without premium or penalty (other than customary breakage costs, if applicable).

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

As of July 31, 2025, we were not in compliance with the Further Amended Credit Agreement, as a result of our failure to comply with the minimum consolidated fixed charge coverage ratio in effect for our fiscal measurement period ended July 31, 2025. On September 8, 2025, we and the Lender entered into a Fifth Amendment to Amended and Restated Credit Agreement and Waiver Agreement relating to the Further Amended Credit Agreement (the “Fifth Amendment”), pursuant to which, among other things, (i) the Lender waived the event of default that had occurred under the Further Amended Credit Agreement as a result of our failure to comply with such ratio for such fiscal measurement period, (ii) we agreed to provide to the Lender a mortgage of our owned real property in Elk Grove Village, Illinois to secure our obligations under the Further Amended Credit Agreement and (iii) we agreed to obtain and provide to the Lender a phase II environmental site assessment with respect to our owned real property in West Warwick, Rhode Island and to complete or conduct any required compliance, removal or remedial action with respect to any hazardous materials as set forth in the assessment.

Our obligations under the Further Amended Credit Agreement continue to be secured by substantially all of our personal property assets (including a pledge of the equity interests we hold in ANI Scandinavia ApS, AstroNova GmbH, AstroNova SAS and the Purchaser), subject to certain exceptions, and by a mortgage on our owned real property in West Warwick, Rhode Island, and are guaranteed by, and secured by substantially all of the personal property assets of, Astro Machine. Such obligations will also be secured by the mortgage to be provided on our owned real property in Elk Grove Village, Illinois upon its execution as provided in the Fifth Amendment.

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

Assumed Financing Obligations of MTEX

In connection with our acquisition of MTEX, on the May 6, 2024 closing date of this acquisition we assumed certain existing financing obligations of MTEX that remain outstanding as of July 31, 2025. The long-term debt obligations of MTEX that remain outstanding include a term loan (the “MTEX Term Loan”) pursuant to an agreement dated December 22, 2023 (the “MTEX Term Loan Agreement”) between MTEX and Caixa Central de Crédito Agricola Mutuo. The current remaining balance for the MTEX Term Loan as of July 31, 2025, was EUR 1.4 million ($1.6 million). The MTEX Term Loan bears interest at a fixed rate of 6.022% per annum, requires monthly principal and interest payments totaling EUR 17,402 ($18,795) commencing in October 2024 and continuing through maturity on December 21, 2033.

MTEX has also received government assistance in the form of interest-free loans from government agencies located in Portugal (the “MTEX Government Grant Term Loans”). The MTEX Government Grant Term Loans are to be repaid to the applicable government agencies. The balance of the MTEX Government Grants Term Loans as of July 31, 2025 is EUR 0.5 million ($0.6 million), of which EUR 0.4 million ($0.5 million) is classified as short-term debt and the remainder as long-term debt in the condensed consolidated balance sheet as of July 31, 2025. The MTEX Government Grant Term Loans provide interest-free financing so long as monthly principal payments are made. In the event that MTEX and the applicable government agency renegotiate the payment dates, interest will be calculated according to a rate determined by the government agency as of the date of renegotiation and added to the outstanding principal payments. The MTEX Government Grant Term Loans mature at different dates through January 2027.

Additionally, we assumed short-term financing obligations of MTEX including letters of credit, maturing term loans, and financing arrangements for working capital classified as debt of which $0.3 million remains outstanding as of July 31, 2025.

Summary of Outstanding Debt

Revolving Credit Facility

At July 31, 2025, we had an outstanding balance of $19.1 million under our revolving credit facility under the Further Amended Credit Agreement. The balance outstanding under the revolving credit facility bore interest at a weighted average rate of 7.15% and 7.13%, respectively, for the three and six months ended July 31, 2025, and we incurred $373,000 and $749,000, respectively, for interest on this obligation during the three and six months ended July 31, 2025. Additionally, during the three and six months ended July 31, 2025, we incurred $4,000 and $12,000, respectively, of commitment fees on the undrawn portion of our revolving credit facility. During the three and six months ended August 3, 2024, the balance outstanding under the revolving credit facility bore interest at a weighted average annual rate of 8.52% and 8.54%, respectively, and we incurred $254,000 and $386,000, respectively, for interest on this obligation. Additionally, during the three and six months ended August 3, 2024, we incurred $13,000 and $25,000, respectively, of commitment fees on the undrawn portion of our revolving credit facility. Both the interest expense and commitment fees are included as interest expense in the accompanying condensed consolidated statements of income (loss) for all periods presented. At July 31, 2025, $5.9 million remained available for borrowing under our revolving credit facility under the Further Amended Credit Agreement. Additionally, MTEX has a EUR 0.5 million ($0.6 million) available line of credit with Caixa Central de Crédito Agricola Mutuo. This credit line was established in December 2023 and is renewable every six months. There was no outstanding balance on this line of credit as of July 31, 2025.

Long-Term Debt

Long-term debt in the accompanying condensed consolidated balance sheets is as follows:

(In thousands)	July 31, 2025	January 31, 2025
USD Term Loan (7.29% as of July 31, 2025 and 6.90% as of January 31, 2025); maturity date of August 4, 2027	$8,800	$9,450
Euro Term Loan (4.72% as of July 31, 2025 and 5.38% as of January 31, 2025); maturity date of August 4, 2027	12,667	12,719
MTEX Euro Term Loan (6.022% Fixed Rate); maturity date of December 21, 2033	1,590	1,514
MTEX Euro Government Grant Term Loan (0% as of July 31, 2025 and January 31, 2024); maturity dates through January 2027	561	876
Equipment Loan (7.06% Fixed Rate); maturity date of January 23, 2029	605	680
Total Debt	$24,223	$25,239
Less: Debt Issuance Costs, net of accumulated amortization	98	85
Current Portion of Debt	5,559	6,110
Long-Term Debt	$18,566	$19,044

During the three and six months ended July 31, 2025, we recognized interest expense on term debt of $371,000 and $750,000, respectively, and during the three and six months ended August 3, 2024, we recognized interest expense on debt of $560,000 and $793,000, respectively, which is recognized in the accompanying condensed consolidated statements of income (loss) for all periods presented.

The schedule of required principal payments remaining during the next five years on long-term debt outstanding as of July 31, 2025 is as follows:

(In thousands)
Fiscal 2026, remainder	$2,461
Fiscal 2027	6,095
Fiscal 2028	14,286
Fiscal 2029	364
Fiscal 2030 and thereafter	1,017
$24,223

Note 10 – Financial Instruments and Risk Management

We use foreign currency-denominated debt to partially hedge our net investment in our operations in Europe against adverse movements in exchange rates. Commencing on August 3, 2024, a portion of the Euro-denominated debt was designated and effective as an economic hedge of part of the net investment in our Portuguese operation. On January 31, 2025, we assessed the effectiveness of this net investment hedge and determined that it was no longer highly effective. To address this situation, effective January 31, 2025, the Euro-denominated debt has been designated as an economic hedge of part of our net investment in our German operation to replace part of our net investment in our Portuguese operation. As a result, foreign currency transaction gains or losses due to spot rate fluctuations on the Euro-denominated debt are included in the foreign currency translation adjustments in the condensed consolidated statement of comprehensive income (loss) for the three and six months ended July 31, 2025, and within the accumulated other comprehensive items in the shareholder’s equity section of the condensed consolidated balance sheet as of July 31, 2025 as follows:

	Amount of Foreign Currency Translation Gain (Loss) Recognized in Other Comprehensive Income (Loss) on Derivative
(In thousands)	Three Months Ended		Six Months Ended
Financial Instruments Designated as Net Investment Hedge	July 31, 2025	August 3, 2024	July 31, 2025	August 3, 2024
Euro Denominated Debt	$(5)	$—	$(477)	$—

Note 11 – Royalty Obligation

In fiscal 2018, we entered into an Asset Purchase and License Agreement with Honeywell International, Inc. (“Honeywell”) to acquire an exclusive, perpetual, world-wide license to manufacture Honeywell’s narrow-format flight deck printers for two aircraft families along with certain inventory used in the manufacturing of the licensed printers. The purchase price included a guaranteed minimum royalty payment of $15.0 million, to be paid over ten years, based on gross revenues from the sales of the printers, paper and repair services of the licensed products. The royalty rates vary based on the year in which they are paid or earned, the product sold or service provided and range from single-digit to mid double-digit percentages of gross revenue.

The guaranteed minimum royalty payment obligation was recorded at the present value of the minimum annual royalty payments. As of July 31, 2025, we had paid an aggregate of $13.5 million of the guaranteed minimum royalty obligation. At July 31, 2025, the current portion of the outstanding guaranteed minimum royalty obligation of $1.0 million is to be paid over the next twelve months and is reported as a current liability and the remainder of $0.5 million is reported as a long-term liability on our condensed consolidated balance sheet. For the three and six months ended July 31, 2025, we incurred $0.6 million and $1.1 million, respectively, in excess royalty expense which is included in cost of revenue in our consolidated statements of income for all periods presented. A total of $1.2 million in excess royalties was paid through the second quarter of the current fiscal year, and there are $1.1 million in excess royalty payables due as a result of this agreement for the quarter ended July 31, 2025.

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

As of July 31, 2025, the total outstanding royalty obligation under the New HW Agreement was $0.5 million, including $0.2 million recorded as a current liability in the accompanying condensed consolidated balance sheet.

Note 12 – Leases

We enter into lease contracts for certain of our facilities at various locations worldwide. Our leases have remaining lease terms of one to ten years, some of which include options to extend the lease term for periods of up to five years when it is reasonably certain that we will exercise such options.

Balance sheet and other information related to our leases are as follows:

Operating Leases (In thousands)	Balance Sheet Classification	July 31, 2025	January 31, 2025
Lease Assets	Right of Use Assets	$2,689	$1,781
Lease Liabilities – Current	Other Accrued Expenses	$547	$320
Lease Liabilities – Long Term	Lease Liabilities	$2,235	$1,535

Lease cost information is as follows:

		Three Months Ended
Operating Leases (In thousands)	Statement of Income Classification	July 31, 2025	August 3, 2024
Operating Lease Costs	General and Administrative Expense	$183	$109

		Six Months Ended
Operating Leases (In thousands)	Statement of Income Classification	July 31, 2025	August 3, 2024
Operating Lease Costs	General and Administrative Expense	$341	$178

Maturities of operating lease liabilities are as follows:

(In thousands)	July 31, 2025
Fiscal 2026, remaining	$364
Fiscal 2027	705
Fiscal 2028	630
Fiscal 2029	447
Fiscal 2030	353
Thereafter	839
Total Lease Payments	3,338
Less: Imputed Interest	(556)
Total Lease Liabilities	$2,782

As of July 31, 2025, the weighted-average remaining lease term and weighted-average discount rate for our operating leases are 5.8 years and 6.10%, respectively. We calculated the weighted-average discount rate using incremental borrowing rates, which equal the rates of interest that we would pay to borrow funds on a fully collateralized basis over a similar term.

Supplemental cash flow information related to leases is as follows:

	Three Months Ended
(In thousands)	July 31, 2025	August 3, 2024
Cash paid for operating lease liabilities	$165	$88
	Six Months Ended
(In thousands)	July 31, 2025	August 3, 2024
Cash paid for operating lease liabilities	$309	$174

Note 13 – Government Grants

MTEX receives grants from its local government in Portugal to support its operations and various capital projects. We account for these government grants by analogy to International Accounting Standards 20, “Accounting for Government Grants and Disclosure of Government Assistance”, which follows a grant accounting model. Under this accounting framework, government assistance is recognized when it is probable we will receive assistance and comply with the conditions attached to the assistance. Operational related assistance is recorded on a systematic basis over the periods in which the related costs or expenditures have occurred and is presented as a reduction in the expense for which it is intended to defray. Capital related assistance is recorded as long-term deferred revenue and is recognized in cost of revenue as an offset against depreciation expense over the applicable asset's useful life.

The grant programs have various execution periods - some ending in May 2025 and others continuing through November 2026. The government agencies may verify compliance with the conditions established in the contracts during the investment phase and upon completion and are entitled to propose adjustments and require reimbursement if the contracts do not meet the specifications. Historically, no significant corrections or returns have occurred. As of July 31, 2025, there are no contingencies associated with the government grants.

The capital related government contracts between the Portuguese government and MTEX are defined on a grant-by-grant basis, with partial reimbursement of the assets acquired in connection with these grants. We have $1.3 million of short and long-term deferred revenue for capital related government grants which is included in the accompanying condensed consolidated balance sheet as of July 31, 2025, and we have recognized $0.1 million of grant revenue which is included in cost of revenue as an offset to depreciation expense in the accompanying condensed consolidated statement of income (loss) for the six months ended July 31, 2025.

Under the operational related assistance grants, MTEX commits to research and development projects that the Portuguese government partially reimburses. We have recognized $0.2 million of grant revenue for our operational related assistance grants which is offset against the expenditures recognized for those grants and is included in selling and marketing expense in the accompanying condensed consolidated statement of income (loss) for the six months ended July 31, 2025.

Note 14 – Accumulated Other Comprehensive Loss

The changes in the balance of accumulated other comprehensive loss by component are as follows:

(In thousands)	Foreign Currency Translation Adjustments
Balance at January 31, 2025	$(3,349)
Other Comprehensive Income	1,022
Balance at July 31, 2025	$(2,327)

The amounts presented above are net of taxes except for translation adjustments associated with our German and Danish subsidiaries. The foreign cumulative translation adjustment includes translation adjustments and net investment hedges. See Note 10, “Financial Instruments and Risk Management” for additional disclosures about the net investment hedge.

Note 15 – Share-Based Compensation

We have one equity incentive plan from which we are authorized to grant equity awards, the AstroNova, Inc. 2018 Equity Incentive Plan (the “2018 Plan”). The 2018 Plan provides for, among other things, the issuance of awards, including incentive stock options, non-qualified stock options, stock appreciation rights, time-based restricted stock units (“RSUs”), or performance-based restricted stock units (“PSUs”) and restricted stock awards (“RSAs”). The 2018 Plan authorizes the issuance of up to 1,550,000 shares of common stock, plus an additional number of shares equal to the number of shares subject to awards granted under our prior 2015 Equity Incentive Plan that are forfeited, canceled, satisfied without the issuance of stock, otherwise terminated (other than by exercise), or, for shares of stock issued pursuant to any unvested award, that are reacquired by us at not more than the grantee’s purchase price (other than by exercise). Under the 2018 Plan, all awards to employees generally have a minimum vesting period of one year. Options granted under the 2018 Plan must be issued at an exercise price of not less than the fair market value of our common stock on the date of grant and expire after ten years. Under the 2018 Plan, there were 153,117 unvested RSUs; 20,000 unvested PSUs; and options to purchase an aggregate of 146,500 shares outstanding as of July 31, 2025.

In addition to the 2018 Plan, we previously granted equity awards under our 2015 Equity Incentive Plan (the “2015 Plan”) and our 2007 Equity Incentive Plan (the “2007 Plan”). No new awards may be issued under either the 2007 Plan or 2015 Plan, but outstanding awards will continue to be governed by those plans. As of July 31, 2025, options to purchase an aggregate of 117,349 shares were outstanding under the 2007 Plan and options to purchase an aggregate of 55,200 shares were outstanding under the 2015 Plan.

We also have a Non-Employee Director Annual Compensation Program (the “Program”) under which each non-employee director receives an automatic grant of RSAs on the date of the regular full meeting of the Board of Directors held each fiscal quarter. Under the Program, the number of whole shares to be granted each quarter is equal to 25% of the number calculated by dividing the director’s annual compensation amount by the fair market value of our stock on such day. On June 11, 2024, the director’s annual compensation amount for RSAs was adjusted to be $72,800. Beginning in the fiscal quarter ended July 31, 2025, the Board of Directors elected to receive their annual cash compensation entirely in stock, issued as RSAs based on the closing stock price at each quarterly meeting. The amount of annual cash compensation varies by director based on the positions held on the Board. All RSAs granted under the Program vest immediately.

Share-based compensation expense was recognized as follows:

	Three Months Ended		Six Months Ended
(In thousands)	July 31, 2025	August 3, 2024	July 31, 2025	August 3, 2024
Stock Options	$35	$—	$35	$—
Restricted Stock Awards and Restricted Stock Units	421	470	702	789
Stock-Settled Performance Awards	43	—	43
Employee Stock Purchase Plan	—	11	25	17
Total	$499	$481	$805	$806

Stock Options

The fair value of stock options granted during the six months ended July 31, 2025 was estimated using the following assumptions:

Risk Free Interest Rate	4.2%
Expected Volatility	45.7%
Expected Life (in years)	7.6

The weighted average fair value per share for options granted was $6.15 during the three and six month periods ended July 31, 2025. There were no stock options granted in fiscal 2025.

Aggregated information regarding stock option activity for the six months ended July 31, 2025, is summarized below:

	Number of Options	Weighted Average Exercise Price
Outstanding at January 31, 2025	421,699	$15.52
Granted	30,000	11.10
Exercised	—	—
Forfeited	—	—
Canceled	(132,650)	14.40
Outstanding at July 31, 2025	319,049	$15.57

Below is a summary of options outstanding at July 31, 2025:

Outstanding				Exercisable
Range of Exercise prices	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life
$10.01-15.00	127,974	$12.92	3.2	102,974	$13.36	1.6
$15.01-20.00	191,075	$17.35	1.7	191,075	$17.35	1.7
	319,049	$15.57	2.3	294,049	$15.95	1.7

As of July 31, 2025, there was approximately $124,000 of unrecognized compensation expense related to stock options which is expected to be recognized over a weighted average period of approximately 0.3 years.

Restricted Stock Units (RSUs), Performance-Based Stock Units (PSUs) and Restricted Stock Awards (RSAs)

Aggregated information regarding RSU, PSU and RSA activity for the six months ended July 31, 2025, is summarized below:

	RSUs, PSUs & RSAs	Weighted Average Grant Date Fair Value
Outstanding at January 31, 2025	253,777	$14.07
Granted	152,436	8.33
Vested	(92,973)	12.79
Forfeited	(140,123)	12.81
Outstanding at July 31, 2025	173,117	$10.71

As of July 31, 2025, there was approximately $1.1 million of unrecognized compensation expense related to RSUs, PSUs and RSAs, which is expected to be recognized over a weighted average period of 2.3 years.

Long-Term Incentive Program

In June 2025, the Human Capital and Compensation Committee of our Board of Directors approved the 2026 Senior Executive Long-Term Incentive Program (“2026 LTIP”). The 2026 LTIP provides for the issuance of Stock-Settled Performance Awards (“SSPA”) to senior executives. Each senior executive’s SSPA has a set dollar value at the grant date and will be settled in a variable number of shares of common stock subsequent to fiscal 2028 based on the achievement of certain fiscal 2028 Company performance goals. Shares issued under the 2026 LTIP will be issued from our 2018 Plan.

We record share-based compensation expense related to the 2026 LTIP over the service period of eligible employees based on forecasted performance relative to the Company metrics. To the extent that updated estimates differ from original estimates, the cumulative effect on current and prior periods of those changes is recorded in the period those estimates are revised.

For the three and six months ended July 31, 2025, we recorded $43,000 of share-based compensation expense under the 2026 LTIP.

Employee Stock Purchase Plan (ESPP)

Our ESPP allowed eligible employees to purchase shares of common stock at a 15% discount from fair value on the first or last day of an offering period, whichever is less. A total of 40,000 shares were initially reserved for issuance under the ESPP. Effective April 22, 2025, the Board of Directors terminated the ESPP. There were 6,463 shares purchased in fiscal 2026 through the April 22, 2025, termination date.

Note 16– Income Taxes

Our effective tax rates are as follows:

	Three Months Ended	Six Months Ended
Fiscal 2026	26.8%	18.9%
Fiscal 2025	(522.0)%	(24.9)%

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

During the three months ended July 31, 2025, we recognized an income tax benefit of $454,000. The effective tax rate in this period was directly impacted by a $17,000 tax expense arising from shortfall tax expense related to our stock and a $43,000 tax benefit related to foreign return to provision differences. During the three months ended August 3, 2024, we recognized an income tax expense of $261,000. The effective tax rate in this period was directly impacted by the return to provision associated with our fiscal 2023 amended federal tax return which resulted in a $447,000 increase to tax expense. Additional impacts on the effective tax rate included a $162,000 tax benefit related to foreign return to provision differences and a $13,000 tax benefit arising from windfall tax benefits related to our stock.

During the six months ended July 31, 2025, we recognized an income tax benefit of $378,000. The effective tax rate in this period was directly impacted by a $109,000 tax expense related to the return to provision associated with our fiscal 2023 amended state tax returns. Additional impacts on the effective tax rate included a $79,000 tax expense arising from shortfall tax expense related to our stock, a $26,000 tax benefit related to the expiration of the statute of limitations on a previously uncertain tax position and a $43,000 tax benefit related to foreign return to provision differences. During the six months ended August 3, 2024, we recognized an income tax benefit of $173,000. The effective tax rate in this period was directly impacted by a $124,000 tax benefit related to a previous unrecorded reduction in our future income tax payable balance that should have been discretely recognized in the fourth quarter of fiscal year 2024, netted with the current quarter tax expense related to amending our fiscal year 2023 federal tax return.

On July 4, 2025, the “One Big Beautiful Bill Act” (“OBBBA”) was signed into law in the United States. The OBBBA includes a broad range of tax reform provisions for businesses, including extensions of key Tax Cuts and Jobs Act provisions, modifications to the international tax framework, and restoration of favorable tax treatment for certain business provisions. Certain provisions of the legislation will become effective in 2025, while others are effective in 2026. As the OBBBA was enacted during our fiscal quarter ended July 31, 2025, we have considered its potential effects and reflected the impact of the OBBBA on our financial position, results of operations, and cash flows. We are in the process of evaluating the impact of these provisions on future periods, but we do not expect the OBBBA to have a material impact on our consolidated financial statements.

Note 17 – Segment Information

Our operations consist of the design, development, manufacture and sale of specialty printers and data acquisition and analysis systems, including both hardware and software and related consumable supplies. We organize and manage our business as a portfolio of products and services designed around a common theme of data acquisition and information output.

We have two reporting segments consistent with our revenue product groups: Product ID and Aerospace. Effective February 1, 2025, we changed the name of our Test & Measurement segment to “Aerospace” to better reflect the end markets we serve in that segment. The segment name change did not result in any change to the composition of our reportable segments and, therefore, did not result in any changes to our historical segment results or the way our chief operating decision maker (“CODM”) allocates resources or makes decisions.

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

The CODM does not evaluate reportable segment asset or liability information, and as such, assets are reported on a consolidated basis only.

Summarized below are the Revenue and Segment Operating Profit for each reporting segment:

	Three Months Ended		Six Months Ended
($ in thousands)	July 31, 2025	August 3, 2024	July 31, 2025	August 3, 2024
Revenue:
Product ID	$24,754	$27,165	$51,043	$50,350
Aerospace	11,348	13,374	22,767	23,150
Total Revenue	$36,102	$40,539	$73,810	$73,500

Cost of Revenue:
Product ID	$17,077	$18,545	$34,638	$33,403
Aerospace	7,392	7,668	14,886	13,799
Total Cost of Revenue	$24,469	$26,213	$49,524	$47,202

Operating Expenses:
Product ID (1)	$5,761	$6,272	$11,698	$11,607
Aerospace(1)	1,546	1,872	2,705	3,796
Total Operating Expenses	$7,307	$8,144	$14,403	$15,403

Segment Operating Income:
Product ID	$1,916	$2,348	$4,707	$5,340
Aerospace	2,410	3,834	5,176	5,555
Total Segment Operating Income	$4,326	$6,182	$9,883	$10,895

Corporate Expense (2)	(5,034)	(5,121)	(10,018)	(8,488)
Operating Income (Loss)	$(708)	$1,061	$(135)	$2,407
Interest Expense	(885)	(938)	(1,782)	(1,419)
Other Income (Expense) (3)	(104)	(173)	(80)	(292)
Income (Loss) Before Income Taxes	$(1,697)	$(50)	$(1,997)	$696
Income Tax Provision (Benefit)	(454)	261	(378)	(173)
Net Income (Loss)	$(1,243)	$(311)	$(1,619)	$869

(1) Product ID and Aerospace segment operating expenses include Selling and Marketing and Research and Development.

(2) The amounts included in Corporate Expenses consist of executive and finance compensation, acquisition and integration costs, restructuring costs, professional fees as well as certain other non-recurring costs not allocated to the reporting segments.

(3) Includes gain/(loss) on foreign exchange and other miscellaneous income/(expense) not allocated to the reporting segments.

Revenue by product type for each reporting segment:

	Three Months Ended		Six Months Ended
($ in thousands)	July 31, 2025	August 3, 2024	July 31, 2025	August 3, 2024
Product ID :
Hardware	$4,511	$4,311	$9,288	$8,112
Supplies	18,535	20,895	38,411	38,476
Other	1,708	1,959	3,344	3,762
Total Product ID Revenue	24,754	27,165	51,043	50,350
Aerospace:
Hardware	6,425	8,048	12,943	13,121
Supplies	960	1,449	2,164	2,502
Other	3,963	3,877	7,660	7,527
Total Aerospace Revenue	11,348	13,374	22,767	23,150
Total Revenue	$36,102	$40,539	$73,810	$73,500

Other information by segment is presented below:

	Depreciation and Amortization		Capital Expenditures
	July 31,	August 3,	July 31,	August 3,
(In thousands)	2025	2024	2025	2024
Product ID	$1,971	$1,572	$107	$830
Aerospace	599	644	—	—
Total	$2,570	$2,216	$107	$830

Note 18 – Fair Value

Assets and Liabilities Not Recorded at Fair Value

Our long-term debt, including the current portion of long-term debt not reflected in the financial statements at fair value, is reflected in the table below:

	July 31, 2025
	Fair Value Measurement
(In thousands)	Level 1	Level 2	Level 3	Total	Carrying Value
Long-Term debt and related current maturities	$—	$—	$24,115	$24,115	$24,223

	January 31, 2025
	Fair Value Measurement
(In thousands)	Level 1	Level 2	Level 3	Total	Carrying Value
Long-Term debt and related current maturities	$—	$—	$25,202	$25,202	$25,239

The fair value of our long-term debt, including the current portion, is estimated by discounting the future cash flows using current interest rates at which similar loans with the same maturities would be made to borrowers with similar credit ratings and is classified as Level 3.

Note 19 - Restructuring

On March 20, 2025, we announced our restructuring actions for fiscal 2026, which include the reduction of approximately 10% of the Company’s global workforce, primarily in the Product ID segment, and the realignment of our underperforming MTEX operation in Portugal. As part of this initiative, we have cut approximately 70% of the MTEX product portfolio, phasing out low-volume, low-profit and developmental models in the nascent fabric printing market to focus more resources on much higher-margin products that capitalize on our supplies business. In addition, all MTEX sales, marketing and customer support functions have been integrated into our global teams to improve accountability and performance. We anticipate our restructuring actions to generate $3.0 million in annualized savings and expect to complete the planned actions by the end of fiscal 2026.

As a result of the adoption and implementation of the above restructuring actions, as of July 31, 2025 we have recognized total pre-tax restructuring charges of $1.2 million, comprised primarily of cash charges related to severance-related costs. Below is a summary of the restructuring costs and liabilities by type as of July 31, 2025.

(in thousands)	Restructuring Costs	Amounts paid in quarter ended April 30, 2025	Amounts paid in quarter ended July 31, 2025	Restructuring Liability
Severance and Employee Related Costs	$1,157	$(99)	$(310)	$748
Other Restructuring Costs	90	-	-	90
Total	$1,247	$(99)	$(310)	$838

The following table summarizes restructuring costs included in the accompanying condensed consolidated statement of income (loss) for the three and six months ended July 31, 2025:

	Three Months Ended	Six Months Ended
	July 31, 2025	July 31, 2025
(in thousands)
Cost of Revenue	$(3)	$337
Operating Expenses:
Selling & Marketing	111	209
General & Administrative	581	701
Total	$689	$1,247

Note 20— Subsequent Events

Credit Agreement Amendment and Waiver

On September 8, 2025, we entered into a Fifth Amendment to Amended and Restated Credit Agreement and Waiver Agreement relating to the Further Amended Credit Agreement (the “Fifth Amendment”) with Bank of America. See Note 9, “Credit Agreement and Long-Term Debt” for additional disclosures about the Fifth Amendment.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Business Overview

This section should be read in conjunction with our condensed consolidated financial statements included elsewhere herein and our Annual Report on Form 10-K for the fiscal year ended January 31, 2025.

We are a multinational enterprise that leverages our proprietary printing technologies to design, develop, manufacture, distribute and service a broad range of products that acquire, store, analyze and enable data to be visualized in multiple formats and on a variety of materials. We market and sell our products and services through the following two segments:

•
Product Identification (“Product ID”) – offers color and monochromatic digital label printers, direct-to-package printers and custom OEM printers. Product ID also provides proprietary software to design, manage, and store print images as well as to fully control the workflow of its printers. The software enables both local and network control of the printers. As a full solution supplier, Product ID offers a wide variety of application-matched printing supplies such as pressure-sensitive labels, tags, inks, toners, and thermal transfer ribbons used by digital printers. Product ID also provides on-site and remote service, spare parts, and various service contracts.
•
Aerospace (formerly - Test & Measurement)* – The Aerospace segment is a leading supplier of aerospace flight deck printers for commercial, military transport, business, and regional aircraft. The printers are used to print hard copies of data required for the safe and efficient operation of aircraft, including navigation maps, clearances, arrival and departure procedures, NOTAMs, flight itineraries, weather maps, performance data, passenger data, and various air traffic control data. Aerospace products also include aircraft networking systems for high-speed onboard data transfer. The Aerospace segment also provides repairs, service and spare parts. Aerospace also offers a suite of products and services that acquire data from local and networked data streams and sensors as well as wired and wireless networks.

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

We market and sell our products and services globally through a diverse distribution structure of direct sales personnel, manufacturers’ representatives and authorized dealers that deliver a full complement of branded products and services to customers in our respective markets. Our growth strategy centers on driving organic growth through product innovation and through a robust go-to-market strategy that is customer-centric.

On May 4, 2024, we entered into an agreement to acquire MTEX New Solution, S.A., (“MTEX”), a Portugal-based manufacturer of digital printing equipment that addresses a wide variety of markets and applications including, wide format high-volume package printing, labeling, flexible package printing and more. We reported MTEX as a part of our Product ID segment as of the May 6, 2024 closing date. Refer to Note 3, “Acquisition” in our condensed consolidated financial statements located elsewhere in this report for further details.

On March 20, 2025, we announced our restructuring actions for fiscal 2026, which included the reduction of approximately 10% of the Company’s global workforce, primarily in the Product ID segment, and the realignment of our underperforming MTEX operation in Portugal. As part of this initiative, we have eliminated approximately 70% of the MTEX product portfolio, phasing out low-volume, low-profit and developmental models in the nascent fabric printing market to focus more resources on higher-margin products that provide recurring revenue. In addition, all MTEX sales, marketing and customer support functions were integrated into the AstroNova sales structure. We expect our restructuring actions to result in $3.0 million in annualized savings and we expect to complete this plan by the end of fiscal 2026. As of July 31, 2025, we have incurred $1.2 million in restructuring charges primarily consisting of severance-related charges and have realized $3.0 million in annualized savings.

On June 29, 2025, Gregory A. Woods resigned from his positions as our Chief Executive Officer and President and as a member of our Board of Directors. Effective as of August 15, 2025, Jorik E. Ittmann became our new President and Chief Executive Officer and a member of our Board of Directors. Mr. Ittmann previously served as our Senior Vice President of Product Identification.

Results of Operations

Three Months Ended July 31, 2025 vs. Three Months Ended August 3, 2024

Revenue by segment and current quarter percentage change over the prior year for the three months ended July 31, 2025 and August 3, 2024 were:

(Dollars in thousands)	July 31, 2025	As a % of Revenue	August 3, 2024	As a % of Revenue	% Change Compared to Prior Year
Product ID	$24,754	68.6%	$27,165	67.0%	(8.9)%
Aerospace	11,348	31.4%	13,374	33.0%	(15.1)%
Total	$36,102	100.0%	$40,539	100.0%	(10.9)%

Revenue for the second quarter of the current year was $36.1 million, representing a 10.9% decrease compared to the previous year's second quarter reflecting lower sales in both the Product ID and Aerospace segments. Revenue through domestic channels for the second quarter of the current year was $21.9 million, representing approximately 60% of our second quarter revenue and reflecting a decrease of 7.7% from the prior year’s second quarter domestic revenue of $23.8 million. International revenue for the second quarter of the current year was $14.2 million, representing approximately 40% of our second quarter revenue and reflecting a 15.5% decrease from the previous year's second quarter international revenue. International revenue for the second quarter of the current year reflected a favorable foreign exchange rate impact of $0.4 million.

Hardware revenue in the second quarter of the current year was $10.9 million, a $1.4 million or 11.5% decrease compared to the prior year’s second quarter hardware revenue of $12.4 million. The current quarter’s decrease is primarily attributable to a $1.5 million or 20.1% decline in aerospace printer sales in the Aerospace segment compared to the same period in the prior year. We also experienced a $0.9 million decline in hardware sales for our QuickLabel and Trojan Label printer brands in the Product ID segment. Hardware sales in the current quarter were also impacted by a $0.2 million decline in data recorder sales in our Aerospace segment. The overall decline in hardware sales was partially offset by increased hardware sales from our Astro Machine subsidiary of $0.8 million and from MTEX of $0.2 million, both in the Product ID segment.

Supplies revenue in the second quarter of the current year was $19.5 million, a $2.8 million or 12.8% decrease compared to the prior year’s second quarter supplies revenue of $22.3 million. The current quarter decrease in supplies revenue is primarily attributable to a $2.4 million or 11.3% decrease in sales of supplies in the Product ID segment. The total decline in supplies revenue for the current quarter was also impacted by a decline in sales of paper supplies for the aerospace printer product line in the Aerospace segment.

Service and other revenues of $5.7 million in the current quarter decreased $0.2 million or 2.8% compared to service and other revenues of $5.8 million in the second quarter of the prior year. The modest decrease in current quarter service and other revenue was primarily attributable to a sales decline in the Product ID segment of $0.3 million, or 12.8% compared to the same period in the prior year. The decrease in service and other revenue was slightly offset by the contribution of service and other revenue from the aerospace printer product line in the Aerospace segment.

The current year's second quarter gross profit was $11.6 million, an 18.8% decrease compared to the prior year’s second quarter gross profit of $14.3 million. Current quarter gross profit margin of 32.2% reflected a 3.1 point decrease from the prior year’s second quarter gross profit margin of 35.3%. The lower gross profit margin for the current quarter compared to the prior year’s second quarter is primarily attributable to unfavorable product mix and lower sales in the current quarter.

Operating expenses for the current quarter were $12.3 million, a $0.9 million or 7.0% decrease compared to the prior year’s second quarter operating expenses of $13.3 million. Current quarter selling and marketing expenses were $5.7 million, a 14.9% decrease compared to the second quarter of the prior year. Excluding $0.1 million of restructuring costs, selling and marketing expenses decreased $1.1 million from the prior year. The decrease in selling and marketing expenses for the current quarter was primarily due to decreases in employee wages, travel and entertainment, advertising, trade shows and commission expenses. Current quarter general and administrative (“G&A”) expenses were $5.0 million, a 1.7% decrease compared to prior year second quarter G&A expenses of $5.1 million. Current quarter G&A expenses included non recurring charges of $0.6 million for restructuring, $0.1 million for legal, and $0.4 million related to our contested proxy solicitation. Prior year second quarter G&A included non recurring charges of $1.1 million for our MTEX acquisition and CFO transition. Excluding these non recurring charges, current year G&A expenses were flat compared to the prior year. Research and development (“R&D”) expenses were $1.6 million in the current quarter, an 11.6% increase compared to the second quarter prior year R&D expenses of $1.4 million. The $0.2 million increase in R&D expenses from the prior year was primarily due to increases in employee wages, partially offset by decreases in supplies and product testing expenses. R&D spending as a percentage of revenue for the current quarter was 4.4% as compared to 3.5% for the same period in the prior year.

We recognized a federal, state and foreign income tax benefit for the second quarter of the current year of $0.4 million resulting in an effective tax rate of 26.8%. The effective tax rate in this period was directly impacted by a $17,000 tax expense arising from shortfall tax expense related to our common stock and a $43,000 tax benefit related to foreign return to provision differences. During the three months ended August 3, 2024, we recognized an income tax expense of $261,000. The effective tax rate in this period was directly impacted by the return to provision associated with our fiscal 2023 amended federal tax return which resulted in a $447,000 increase in tax expense. Additional impacts on the effective tax rate included a $162,000 tax benefit related to foreign return to provision differences and a $13,000 tax benefit arising from windfall tax benefits related to our common stock.

We reported a net loss of $1.2 million or $(0.16) per diluted share for the second quarter of the current year. Current quarter net loss and net loss per diluted share were impacted by restructuring charges of $0.7 million ($0.5 million net of tax or $0.07 per diluted share), legal fees related to the MTEX litigation of $0.1 million ($0.1 million net of tax or $0.01 per diluted share), and non recurring costs related to our contested proxy solicitation of $0.4 million ($0.3 million net of tax or $0.04 per diluted share). Net loss for the prior year’s second quarter was $0.3 million or $0.04 per diluted share. Net loss and net loss per diluted share for the quarter ended August 3, 2024 were impacted by inventory step-up costs of $0.1 million ($0.1 million net of tax or $ 0.01 per diluted share) and transaction costs of $0.6 million ($0.5 million net of tax or $0.06 per diluted share), both related to the MTEX acquisition, and CFO transition charges of $0.4 million ($0.3 million net of tax or $0.05 million per diluted share).

Six Months Ended July 31, 2025 vs. Six Months Ended August 3, 2024

Revenue by segment and current period percentage change over the prior year for the six months ended July 31, 2025 and August 3, 2024 were:

(Dollars in thousands)	July 31, 2025	As a % of Revenue	August 3, 2024	As a % of Revenue	% Change Compared to Prior Year
Product ID	$51,043	69.2%	$50,350	68.5%	1.4%
Aerospace	22,767	30.8%	23,150	31.5%	(1.7)%
Total	$73,810	100.0%	$73,500	100.0%	0.4%

Revenue for the first six months of the current year was $73.8 million, representing a 0.4% increase compared to the previous year’s first six months’ revenue. Revenue through domestic channels for the first half of the current year was $44.6 million, an increase of 2.9% from the prior year’s domestic revenue of $43.3 million. International revenue for the first six months of the current year was $29.2 million, a 3.2% decrease from the previous year’s international revenue of $30.2 million. International revenue for the first six months of the current year reflected a favorable foreign exchange rate impact of $0.4 million.

Hardware revenue in the first six months of the current year was $22.2 million, a 4.7% increase compared to the prior year’s first six months’ hardware revenue of $21.2 million. The current year's increase is primarily attributable to growth in hardware sales in the Product ID segment, as current year hardware sales were $9.3 million, an increase of 14.5% or $1.2 million compared to the previous year's Product ID hardware sales of $8.1 million. This increase was slightly offset by declines in hardware sales in the Aerospace segment for the current year which were $12.9 million, a 1.4% decrease from the prior year’s Aerospace hardware sales of $13.1 million, with the decline primarily related to lower sales in the data recorder product line, offset by a slight increase in current year aerospace printer sales.

Supplies revenue in the first half of the current year was $40.6 million, representing a 1.0% decrease over the prior year’s six months’ supplies revenue of $41.0 million, as supplies revenue slightly decreased in both the Product ID and Aerospace segments in the current year. The Product ID supply sales decrease relates primarily to a decline in sales of our ink jet supply products in our QuickLabel product group, which was slightly offset by an increase in ink jet sales in our Trojan Label and Astro Machine products and print head and media supply sales in our QuickLabel product group. Also contributing to the decrease in the current year’s supplies revenue was a decline in paper revenue for the airborne printer product line in the Aerospace segment.

Service and other revenues were $11.0 million in the first six months of the current year, a 2.5% decrease compared to the prior year’s first six months of service and other revenues of $11.3 million. The decrease is primarily due to a $0.4 million or 11.1% decline in sales repairs and parts revenue in the Product ID segment. The overall supplies sales decrease is partially offset by a $0.1 million or 1.8% increase in parts and repairs revenue in the airborne printer product line in the Aerospace segment.

Gross profit for the first six months of the current year was $24.3 million, a 7.7% decrease compared to the prior year’s gross profit of $26.3 million. Our gross profit margin of 32.9% in the current year reflects a 2.9 percentage point decrease from the prior year’s first six months’ gross profit margin of 35.8%. The decrease in gross profit and related profit margin for the current year is primarily attributable to lower sales, product mix and $0.4 million in restructuring costs in the current year.

Operating expenses for the first six months of the current fiscal year were $24.4 million, a 2.2% increase compared to the prior year’s first six months operating expenses of $23.9 million. Selling and marketing expenses for the current year were $11.3 million, a decrease of 8.9% compared to the previous year’s $12.4 million. Excluding the impact of a $0.5 million increase for six months of MTEX expenses recognized in the current year and $0.2 million increase related to restructuring expenses, current year selling and marketing expenses have decreased $1.9 million compared to the prior year. The decrease for the current year was primarily due to a decline in employee wages and benefits, travel and entertainment expenses, labor expenses and professional fees. G&A expenses increased 18.0% to $10.0 million in the first six months of the current year compared to $8.5 million in the first six months of the prior year. Current year G&A expenses included non recurring charges of $0.7 million for restructuring, $0.1 for legal, and $0.4 million related to our contested proxy solicitation. Prior year G&A included non recurring charges of $1.1 million for our MTEX acquisition and CFO transition. Excluding these non recurring charges, current year G&A expenses increased $1.7 million from the same period of prior year primarily due to increased employee benefits, subscription fees and demo provisions expenses. R&D spending in the first six months of the current year was $3.1 million, a 3.4% increase compared to the prior year’s first six months R&D spend of $3.0 million. Excluding the impact of a $0.6 million increase in R&D related to MTEX current year R&D expense overall R&D expenses decreased $0.5 million from the same period in the prior year primarily as a result of declines in supplies and product testing expenses. Current year’s spending on R&D represents 4.2% of revenue compared to the prior year’s first six months’ level of 4.1%.

Other expenses during the first six months of the current year were $1.9 million compared to $1.7 million in the first six months of the previous year. Current year other expense includes interest expense on our term debt and revolving line of credit of $1.8 million and foreign exchange losses and other expenses of $0.1 million. Prior year other expense includes interest expense on our term debt and revolving line of credit of $1.4 million and foreign exchange losses of $0.3 million.

We recognized a $0.4 million income tax benefit for the first six months of the fiscal year, resulting in an effective tax rate of 18.9%. The effective tax rate in this period was directly impacted by a $109,000 tax expense related to the return to provision associated with our fiscal 2023 amended state tax returns. Additional impacts on the effective tax rate included a $79,000 tax expense arising from shortfall tax expense related to our common stock, a $26,000 tax benefit related to the expiration of the statute of limitations on a previously uncertain tax position and a $43,000 tax benefit related to foreign return to provision differences. We recognized a $0.2 million income tax benefit for the first six months of the prior fiscal year, resulting in an effective tax rate of (24.9)%. The effective tax rate was directly impacted by a $124,000 tax benefit related to a previously unrecorded reduction in our future income tax payable balance that should have been discretely recognized in the fourth quarter of fiscal year 2024, netted with the current quarter tax expense related to amending our fiscal year federal tax return. Additional impacts on the effective tax rate include a $162,000 tax benefit related to foreign return to provision differences and an $88,000 tax benefit arising from windfall tax benefits related to our common stock.

We reported net loss of $1.6 million, or $0.21 per diluted share, for the first six months of the current year. Net loss and net loss per diluted share for the six months ended July 31, 2025, were impacted by inventory step up cost of $0.1 million ($0.1 million net of tax or $0.01 per diluted share) and transaction costs of $0.3 million ($0.2 million net of tax or $0.03 per diluted share), both related to the MTEX acquisition, restructuring charges of $1.2 million ($0.9 million net of tax or $0.12 per diluted share), legal fees related to the MTEX litigation of $0.1 million ($0.1 million net of tax or $0.01 per diluted share), and non-recurring proxy costs of $0.4 million ($0.3 million net of tax or $0.04 per diluted share). We reported net income of $0.9 million, or $0.11 per diluted share, for the six months ended August 3, 2024. Net income and net income per diluted share for this period were impacted by inventory step up cost of $0.1 million ($0.1 million net of tax or $ 0.01 per diluted share) and transaction costs of $0.6 million ($0.5 million net of tax or $0.06 per diluted share), both related to the MTEX acquisition and CFO transition charges of $0.4 million ($0.3 million net of tax or $0.05 million per diluted share).

Segment Analysis

We report two segments: Product ID and Aerospace and evaluate segment performance based on the segment profit before general and administrative expenses. Summarized below are the revenue and segment operating profit for each reporting segment:

	Three Months Ended				Six Months Ended
	Revenue		Segment Operating Profit (Loss)		Revenue		Segment Operating Profit (Loss)
(In thousands)	July 31, 2025	August 3, 2024	July 31, 2025	August 3, 2024	July 31, 2025	August 3, 2024	July 31, 2025	August 3, 2024
Product ID	$24,754	$27,165	$1,916	$2,348	$51,043	$50,350	$4,707	$5,340
Aerospace	11,348	13,374	2,410	3,834	22,767	23,150	5,176	5,555
Total	$36,102	$40,539	4,326	6,182	$73,810	$73,500	9,883	10,895
Corporate Expenses			5,034	5,121			10,018	8,488
Operating Income			(708)	1,061			(135)	2,407
Interest Expense			(885)	(938)			(1,782)	(1,419)
Other Income/(Expense), net			(104)	(173)			(80)	(292)
Income (Loss) Before Income Taxes			(1,697)	(50)			(1,997)	696
Income Tax Provision (Benefit)			(454)	261			(378)	(173)
Net Income (Loss)			$(1,243)	$(311)			$(1,619)	$869

Product ID

During the second quarter of fiscal 2025 we acquired MTEX, a Portugal-based manufacturer of digital printing equipment that brought us new technology, a low-cost manufacturing facility and a larger addressable market. Since the closing of that transaction on May 6, 2024, MTEX has been reported as a part of our Product ID segment. Although we remain excited about the opportunities created by MTEX’s complementary product portfolio and anticipate improved overall business and enhanced customer service as we integrate MTEX’s advanced technology across other areas of our product portfolio, the integration of MTEX has been more time-consuming and resource-intensive than we originally anticipated. Additionally, in the course of integrating MTEX into our operations, we have discovered certain facts that we believe may constitute breaches of the representations and warranties included in the definitive agreements governing our acquisition of MTEX. We are continuing to investigate these matters and are seeking remedies from the seller under those agreements.

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
o
Representative Printers: AJ-180, AJ-500P, AJ-SP2

•
Professional Label Printers: Expanded market with MTEX acquisition:
o
Target Customers: Higher volume brand owners and professional printing houses (label converters) looking to provide digitally printed labels
o
Representative Printers: T2C printers and the new Next-Generation QL 425, and QL-435

•
Direct to Package Printers: Expanded market with MTEX acquisition:
o
Target Customers: Corrugated box, wood box and paper bag makers (packaging converters or resellers) looking for high-mix medium to high volume post-printing
o
Representative Printers: T3-OPX printers and the new Next-Generation AJ-800 wide format and AJ-1300 ultra-wide format

•
Flexible Packaging Printers: New market with MTEX acquisition:

o
Target Customers: Paper and film packaging converters and co-packers looking for high volume digital pre-printing solutions for flexible packaging materials
o
Representative Printers: new next-generation AJ-800R, AJ-1200R dye and pigment models

The table below provides Product ID revenue by the markets in which products and services are sold for the three and six months ended July 31, 2025 and August 3, 2024:

	Three Months Ended		Six Months Ended
(In thousands)	July 31, 2025	August 3, 2024	July 31, 2025	August 3, 2024
Desktop Label Printers	$15,190	$16,349	$30,668	$30,570
Mail & Sheet/Flat Pack Printers	3,740	3,471	7,790	7,401
Professional Label Printers	3,506	4,231	6,753	7,477
Direct to Package/Overprint Printers	2,230	2,925	5,625	4,711
Flexible Packaging Printers	69	—	100	—
Other	19	189	107	191
TOTAL	$24,754	$27,165	$51,043	$50,350

Revenue from the Product ID segment decreased $2.4 million or 8.9%, in the second quarter of the current year, with revenue of $24.8 million compared to $27.2 million in the same period of the prior year. The current quarter decrease is primarily attributable to a decline in sales of desktop label printers which decreased $1.2 million or 7.1% from the same period in the prior year. The decrease in current quarter revenue was also impacted by the decline in sales of professional label printers which decreased $0.7 million or 17.1% from second quarter of the prior year as well as a decline in direct to package/overprinters sales which decreased $0.7 million or 23.8% from the same period in the prior year. The Product ID segment recognized current quarter segment operating income of $1.9 million, reflecting a profit margin of 7.7%. This compares to the prior year’s second quarter segment profit of $2.3 million and related margin of 8.6%. The decrease in the current year second quarter Product ID segment operating profit and margin is primarily due to lower sales, product mix and higher costs in the current period, in part associated with the restructuring costs.

Revenue from the Product ID segment increased $0.7 million or 1.4%, in the first six months of the current year, with revenue of $51.0 million compared to $50.4 million in the same period of the prior year. The increase is primarily attributable to an increase in sales of direct to package/overprinters which increased $0.9 million or 19.4% from the same period in the prior year. The increase in revenue for the six months ended July 31, 2025, was also impacted by the increase in mail& sheet/flat pack printer sales which increased $0.4 million or 5.3% from the first six months of the prior year. The overall increase in Product ID sales in the first six months of the current year is partially offset by professional label printer sales which declined $0.7 million or 9.7%. The Product ID segment recognized current year operating income of $4.7 million, reflecting a profit margin of 9.2%. This compares to segment profit of $5.3 million and related margin of 10.6% for the first six months of the prior year. The decrease in Product ID segment operating profit and margin in the current period is primarily due to higher manufacturing costs, in part associated with restructuring activities, along with unfavorable product mix and higher operating costs.

Aerospace

We define the primary markets we serve through our Aerospace segment as follows:

•
Aftermarket - Includes - parts, paper and repairs for the hardware we provide to the commercial, defense, regional and business jet markets
•
Commercial Aircraft - Customers include manufacturers and operators of commercial transport aircraft
•
Defense - Customers include manufacturers and operators of military transport aircraft (flight deck printers and networking systems); test and launch facilities related to rockets and missiles and specialty munitions (data acquisition products)
•
Regional and Business Jet Aircraft - Customers include manufacturers and operators of regional transport aircraft and business jets

Certain amounts previously reported for the three months ended April 30, 2025, have been reclassified between market categories to correct a presentation error. The correction reclassified certain sales amounts between the Defense and Commercial Aircraft categories and, to a lesser extent, other market categories. The reclassification had no impact on total net sales, gross profit, operating income, net income, earnings per share, cash flows, or any other amounts presented in the condensed consolidated financial statements for the period ended April 30, 2025.

The table below presents the originally reported and corrected sales by market for the three months ended April 30, 2025:

	As Reported	Corrected	Change
(In thousands)	April 30, 2025	April 30, 2025	April 30, 2025
Aftermarket	$4,869	$4,911	$42
Commercial Aircraft	3,444	4,953	$1,509
Defense	2,502	811	$(1,691)
Regional and Business Jet Aircraft	251	396	$145
Other	353	348	$(5)
TOTAL	$11,419	$11,419	$—

The corrected amounts as presented in the table above are reflected in the comparative prior-period data throughout this Item 2, “Management’s Discussion and Analysis of Financial Condition and results of Operations”.

The table below provides Aerospace revenue by the markets in which products and services are sold for the three and six months ended July 31, 2025 and August 3, 2024:

	Three Months Ended		Six Months Ended
(In thousands)	July 31, 2025	August 3, 2024	July 31, 2025	August 3, 2024
Aftermarket	$4,953	$5,326	$9,864	$10,020
Commercial Aircraft	4,714	6,299	9,667	10,112
Defense	1,047	608	1,858	937
Regional and Business Jet Aircraft	431	604	827	1,301
Other	203	537	551	780
TOTAL	$11,348	$13,374	$22,767	$23,150

Revenue from the Aerospace segment was $11.3 million for the second quarter of the current fiscal year, representing a $2.0 million or 15.1% decrease compared to revenue of $13.4 million for the same period in the prior year. The decrease in revenue for the current quarter is primarily attributable to a $1.6 million or 25.2% decrease sales in our in commercial aircraft market from the same period in the prior year. Also contributing to the current quarter decrease in revenue was a $0.3 million or 7.0% decline in aftermarket sales compared to the prior year’s second quarter. The current quarter decrease was partially offset by an increase in defense market sales of $0.4 million or 72.2% from the prior year second quarter as a result of a renewed defense contract. Aerospace’s second quarter segment operating profit was $2.4 million, reflecting a profit margin of 21.2%, compared to the prior year second quarter segment operating profit of $3.8 million and operating profit margin of 28.7%. The decrease in Aerospace’s current year second quarter segment operating profit and margin is due to lower revenue and product mix.

Revenue from the Aerospace segment was $22.8 million for the first six months of the current fiscal year, representing a $0.4 million or 1.7% decrease compared to revenue of $23.5 million for the same period as the prior year. The decrease in revenue for the first six months of the current fiscal year is primarily attributable to a decline in sales in our commercial aircraft, regional and business jet aircraft, aftermarket and other markets totaling $1.3 million compared to the same period in the prior year. The decrease in Aerospace revenue in the first six months of the current fiscal year was partially offset by a $0.9 million or 98.3% increase in defense market sales. Aerospace’s second quarter segment operating profit was $5.2 million, reflecting a profit margin of 22.7%, compared to the first six months of the prior fiscal year’s segment operating profit of $5.6 million and operating profit margin of 24.0%. The decrease in Aerospace’s current year segment operating profit and related margin is due to a decrease in revenue, and product mix.

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

We believe cash flow generation from operations and available unused credit capacity under our revolving credit facility will support our anticipated needs. Additionally, as discussed below, we amended our credit agreement with Bank of America to finance our acquisition of MTEX and subsequently amended our credit agreement to modify various of its terms. However, for the three- and six-months ended July 31, 2025, we reported net losses of $1.2 million and $1.6 million, respectively.

As of July 31, 2025, we failed to satisfy certain financial covenants under our Further Amended Credit Agreement. While the Lender granted a waiver of the events of default that occurred thereunder as a result of these failures, if it had not done so, it would have been entitled to accelerate repayment of the loans and to terminate its revolving credit commitment under the Further Amended Credit Agreement. If, in the future, we were to violate the terms of our credit agreement and are unable to renegotiate its terms at that time or secure alternative financing, it could have a material adverse impact on our available liquidity.

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

At July 31, 2025, our cash and cash equivalents were $3.9 million. We have borrowed $19.1 million on our revolving line of credit with Bank of America and have $5.9 million available for borrowing under that facility as of July 31, 2025. Additionally, MTEX has a EUR 0.5 million ($0.6 million) available line of credit with Caixa Central de Crédito Agricola Mutuo. This credit line was established in December 2023 and is renewable every six months. There is nothing outstanding on this line of credit as of July 31, 2025.

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

The remaining repayment installments of the Term A-2 Loan were not modified by the Fourth Amendment; the outstanding principal balance of the Term A-2 Loan as of the effective date of the Fourth Amendment was EUR 12,250,000. The Further Amended Credit Agreement requires that the Term A-2 Loan be paid in quarterly installments on the last day of each of our fiscal quarters through April 30, 2027 in the principal amount of EUR 583,333 each, and the entire then-remaining principal balance of the Term A-2 Loan is required to be paid on August 4, 2027. We continue to have the right to voluntarily prepay the Term A-2 Loan, in whole or in part, from time to time without premium or penalty (other than customary breakage costs, if applicable).

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

As of July 31, 2025, we were not in compliance with the Further Amended Credit Agreement, as a result of our failure to comply with the minimum consolidated fixed charge coverage ratio in effect for our fiscal measurement period ended July 31, 2025. On September 8, 2025, we and the Lender entered into a Fifth Amendment to Amended and Restated Credit Agreement and Waiver Agreement relating to the Further Amended Credit Agreement (the “Fifth Amendment”), pursuant to which, among other things, (i) the Lender waived the event of default that had occurred under the Further Amended Credit Agreement as a result of our failure to comply with such ratios for such fiscal measurement period , (ii) we agreed to provide to the Lender a mortgage of our owned real property in Elk Grove Village, Illinois to secure our obligations under the Further Amended Credit Agreement and (iii) we agreed to obtain and provide to the Lender a phase II environmental site assessment with respect to our owned real property in West Warwick,

Rhode Island and to complete or conduct any required compliance, removal or remedial action with respect to any hazardous materials as set forth in the assessment.

Our obligations under the Further Amended Credit Agreement continue to be secured by substantially all of our personal property assets (including a pledge of the equity interests we hold in ANI Scandinavia ApS, AstroNova GmbH, AstroNova SAS and the Purchaser), subject to certain exceptions, and by a mortgage on our owned real property in West Warwick, Rhode Island, and are guaranteed by, and secured by substantially all of the personal property assets of Astro Machine. Such obligations will also be secured by the mortgage to be provided on our owned real property in Elk Grove Village, Illinois upon its execution as provided in the Fifth Amendment.

Equipment Loan

In January 2024, we entered into a secured equipment loan facility agreement with Banc of America Leasing & Capital, LLC and borrowed the principal amount of $0.8 million thereunder for the financing of our purchase of production equipment. The loan matures on January 23, 2029, and bears interest at a fixed rate of 7.06%.

Assumed Financing Obligations of MTEX

In connection with the purchase of MTEX, we assumed certain existing financing obligations of MTEX that remain outstanding as of July 31, 2025. The long-term debt obligations of MTEX that remain outstanding include a term loan (the “MTEX Term Loan”) pursuant to the agreement dated December 22, 2023 (the “MTEX Term Loan Agreement”) between MTEX and Caixa Central de Crédito Agricola Mutuo. The remaining balance for the MTEX Term Loan is EUR 1.5 million ($1.6 million) at July 31, 2025. The MTEX Term Loan requires monthly principal and interest payments totaling EUR 17,402 ($18,795) continuing through maturity on December 21, 2033, and bears interest at a fixed rate of 6.022% per annum.

MTEX has also received government assistance in the form of interest-free loans from government agencies located in Portugal (the “MTEX Government Grant Term Loans”). The MTEX Government Grant Term Loans are to be repaid to the applicable government agencies and are classified as long-term debt. The current balance of the MTEX Government Grants Term Loans as of July 31, 2025 is EUR 0.5 million ($0.6 million). The MTEX Government Grant Term Loans provide interest-free financing so long as monthly principal payments are made. In the event that MTEX and the applicable government agency renegotiate the payment dates, interest will be calculated according to a rate determined by the government agency as of the date of renegotiation and added to the outstanding principal payments. The MTEX Government Grant Term Loans outstanding as of July 31, 2025 mature at different dates through January 2027.

Additionally, we assumed short-term financing obligations of MTEX that remain outstanding as of July 31, 2025, including letters of credit, maturing term loans, and financing arrangements for working capital classified as debt.

Cash Flow

Our statements of cash flows for the six months ended July 31, 2025 and August 3, 2024, are included in Part I, Item 1 of this Quarterly Report on Form 10-Q. Net cash provided by operating activities was $4.6 million for the first six months of fiscal 2026 compared to $7.1 million for the same period of the previous year. The decrease in net cash provided by operations for the first six months of the current year is primarily due to the shift from a net income to a net loss position and a decrease in cash provided by working capital. The combination of changes in accounts receivable, inventory, income taxes payable, accounts payable, accrued expenses and deferred revenue increased cash by $2.3 million for the first six months of fiscal 2026, compared to an increase of $4.3 million for the same period in fiscal 2025.

Our accounts receivable balance decreased to $18.5 million at the end of the second quarter of fiscal 2026 compared to $21.2 million at year end. Days sales outstanding for the second quarter of the current year decreased to 47 days compared to 51 days at year end. Our inventory balance increased to $48.4 million at the end of the second quarter of fiscal 2026, compared to $47.9 million at year end. Maintaining inventory to satisfy ink supply obligations for our customers was the primary reason for the increase in inventory. Inventory days on hand increased to 178 days at the end of the current quarter from 175 days at year end.

Our cash position at July 31, 2025, was $3.9 million compared to $5.1 million at year end. The decrease in cash during the current quarter was primarily a result of the current period net loss, as discussed above, as well as cash outflows during the current year, which included principal payments on our long-term debt and revolving credit facility of $5.1 million, payment of our guaranteed royalty obligation of $0.7 million, and cash used for capital expenditures of $0.1 million.

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

Foreign Currency Exchange Risk

The functional currencies of our foreign subsidiaries and branches are the local currencies—the British Pound in the U.K., the Canadian Dollar in Canada, the Danish Kroner in Denmark, the Chinese Yuan in China, and the Euro in France, Germany and Portugal. We are exposed to foreign currency exchange risk as the functional currency financial statements of foreign subsidiaries are translated to U.S. dollars. The assets and liabilities of our foreign subsidiaries having a functional currency other than the U.S. dollar are translated into U.S. dollars at the exchange rate prevailing at the balance sheet date, and at an average exchange rate for the reporting period for revenue and expense accounts. The cumulative foreign currency translation adjustment is recorded as a component of accumulated other comprehensive income (loss) in shareholders’ equity. The reported results of our foreign subsidiaries will be influenced by their translation into U.S. dollars by currency movements against the U.S. dollar. Our primary currency translation exposure is related to our subsidiaries that have functional currencies denominated in Danish Kroner and the Euro. A hypothetical 10% change in the rates used to translate the results of our foreign subsidiaries would result in an increase or decrease in our consolidated net income of less than $0.1 million for the quarter ended July 31, 2025.

Transactional exposure arises where transactions occur in currencies other than the functional currency. Transactions in foreign currencies are recorded at the exchange rate prevailing at the date of the transaction. The resulting monetary assets and liabilities are translated into the appropriate functional currency at exchange rates prevailing at the balance sheet date and the resulting gains and losses are reported as foreign exchange gain (loss) in the consolidated statements of income. Foreign exchange losses resulting from transactional exposure were less than $0.1 million for the six months ended July 31, 2025.

During the six months ended July 31, 2025, there were no material changes to our interest rate risk disclosures as set forth in Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended January 31, 2025.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the fiscal quarter ended July 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On March 11, 2025, Effort Premier Solutions LDA (“Effort”) and Elói Serafim Alves Ferreira initiated arbitration proceedings against us and our subsidiary AstroNova Portugal, Unipessoal, Lda. in the Arbitration Center located in Oporto, Portugal (Centro de Arbitragem do Instituto de Arbitragem Comercial), alleging, among other things, breaches of the MTEX acquisition agreement and damage to Mr. Ferreira’s professional reputation. On March 31, 2025, we made a preliminary reply rejecting Effort's and Mr. Ferreira’s claims and formally notified the Arbitration Center of our intention to file counterclaims against Effort and Mr. Ferreira, on the grounds of, among other things, breaches of the MTEX acquisition agreement. As of September 9, 2025, neither party has formally presented their allegations or demands for relief to the Court of Arbitration. However, the process of selecting the Arbitration Court's composition has been successfully completed, with each party appointing an arbitrator. Subsequently, the appointed arbitrators have nominated the chairman of the court to serve as the arbitrator president. The first official meeting between the parties and the Court took place on May 28, 2025 to discuss and agree on certain procedural rules not addressed or requiring adjustment under the applicable arbitration rules. At this meeting, the court established deadlines for each party to submit their formal allegations and has set dates for the court hearings. The evidentiary process and hearings are planned over the next six months and any ruling is not expected until the first half of 2026.

Other than the above, there are no other pending or threatened legal proceedings against us that we believe to be material to our financial position or results of operations.

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

Our credit agreement with Bank of America, N.A. requires us, among other things, to satisfy certain financial ratios on an ongoing basis, consisting of a maximum consolidated leverage ratio and certain minimum consolidated fixed charge coverage ratios. We are also required to comply with other covenants and conditions, set forth in our Further Amended Credit Agreement, including, among others, limitations on our and our subsidiaries’ ability to incur future indebtedness, to place liens on assets, to pay dividends or distributions on their capital stock, to repurchase or acquire their capital stock, to conduct mergers or acquisitions, to sell assets, to alter their capital structure, to make investments and loans, to change the nature of their business, and to prepay subordinated indebtedness, in each case subject to certain exceptions and thresholds as set forth in the credit agreement. At July 31, 2025, we were not in compliance with the Further Amended Credit Agreement, which governs our outstanding term loans and revolving line of credit, due to our failure to comply with the minimum consolidated fixed charge coverage ratio in effect for the fiscal measurement period ended on such date. While we were subsequently able to obtain waivers of the associated events of default from Bank of America, there can be no assurance that we would be able to renegotiate the terms of our credit agreement in the event of further covenant violations under our credit agreement. If, in the future, we were to violate the terms of our credit agreement and we were unable to renegotiate its terms at that time or secure alternative financing, it could have a material adverse impact on us.

There have been no other material updates to the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2025.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

During the second quarter of fiscal 2026, we made the following repurchases of our common stock:

	Total Number of Shares Repurchased		Weighted Average Price paid Per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Be Purchased Under the Plans or Programs
May 1- May 31	—		$—		—	—
June 1 - June 30	2,739	(a)	$9.01	(a)	—	—
July 1 - July 31	—		$—		—	—

(a)
Employees of the Company delivered 2,739 shares of our common stock toward the satisfaction of taxes due in connection with the vesting of restricted shares. The shares delivered were valued at an average market value of $9.01 per share and are included with treasury stock in our condensed consolidated balance sheet as of July 31, 2025.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

During the three months ended July 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-rule 10b5-1 trading arrangement,” as each term is defined in item 408(a) of Regulation S-K.

We are providing the following information under this Item 5 in lieu of reporting the information under Item 1.01, “Entry into a Material Definitive Agreement” of a Current Report on Form 8-K with a due date on or after the date hereof:

On September 8, 2025, the Company and its wholly owned subsidiary Astro Machine Corporation entered into a Fifth Amendment to Amended and Restated Credit Agreement and Waiver Agreement (the “Fifth Amendment”) with Bank of America, N.A., as lender, pursuant to which, among other things, (i) the Lender waived the event of default that had occurred under the Further Amended Credit Agreement as a result of the Company’s failure to comply with the minimum consolidated fixed charge coverage ratio in effect under that agreement for the fiscal measurement period ended July 31, 2025, (ii) the Company agreed to provide to the Lender a mortgage of its owned real property in Elk Grove Village, Illinois to secure its obligations under the Further Amended Credit Agreement and (iii) the Company agreed to obtain and provide to the Lender a phase II environmental site assessment with respect to the Company’s owned real property in West Warwick, Rhode Island and to complete or conduct any required compliance, removal or remedial action with respect to any hazardous materials as set forth in the assessment.

The foregoing description of the terms of the Fifth Amendment does not purport to be complete and is qualified in its entirety by reference to the full text of the Amendment, a copy of which is filed as Exhibit 10.4 to this Quarterly Report on Form 10-Q.

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

10.1

Form of Stock-Settled Performance Award Agreement, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, event date June 12, 2025, filed with the SEC on June 12, 2025 and incorporated by reference herein.

10.2

Separation Agreement dated July 16, 2025 between the Company and Gregory A. Woods, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, event date July 16, 2025, filed with the SEC on July 21, 2025 and incorporated by reference herein.

10.3

Letter Agreement dated July 23, 2025 between the Company and Darius G. Nevin, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, event date July 23, 2025, filed with the SEC on July 29, 2025 and incorporated by reference herein.

10.4	Fifth Amendment to Amended and Restated Credit Agreement and Waiver Agreement dated as of September 8, 2025 among AstroNova, Inc., Astro Machine Corporation and Bank of America, N.A.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document—the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASTRONOVA, INC. (Registrant)

Date: September 9, 2025	By	/s/ Jorik E. Ittmann
Jorik E. Ittmann,
President and Chief Executive Officer
(Principal Executive Officer)

	By	/s/ Thomas D. DeByle
Thomas D. DeByle,
Vice President, Chief Financial Officer and Treasurer
(Principal Accounting Officer and Principal Financial Officer)