Form 10-Q
period 2025-10-31
AstroNova, Inc.
filed 2025-12-10
CIK 8146

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2025

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

The number of shares of the registrant’s common stock, $0.05 par value per share, outstanding as of December 5, 2025 was 7,638,423

ASTRONOVA, INC.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

ASTRONOVA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Data)

	October 31, 2025	January 31, 2025
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$3,606	$5,050
Accounts Receivable, net	20,396	21,218
Inventories, net	45,124	47,894
Prepaid Expenses and Other Current Assets	5,022	3,855
Total Current Assets	74,148	78,017
Property, Plant and Equipment, net	14,709	15,793
Identifiable Intangibles, net	22,070	23,519
Goodwill	17,121	16,361
Deferred Tax Assets, net	8,565	8,431
Right of Use Asset	2,573	1,781
Other Assets	1,647	1,693
TOTAL ASSETS	$140,833	$145,595
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts Payable	$7,402	$7,928
Accrued Compensation	4,036	3,745
Other Accrued Expenses	4,857	4,461
Revolving Line of Credit	18,146	20,929
Current Portion of Long-Term Debt	3,152	6,110
Short-Term Debt	—	581
Current Liability—Royalty Obligation	1,600	1,358
Current Liability—Excess Royalty Payment Due	592	691
Deferred Revenue	846	543
Total Current Liabilities	40,631	46,346
NON-CURRENT LIABILITIES
Long-Term Debt, net of current portion	18,978	19,044
Lease Liabilities, net of current portion	2,107	1,535
Grant Deferred Revenue	1,061	1,090
Royalty Obligation, net of current portion	354	1,106
Income Taxes Payable	684	684
Deferred Tax Liabilities	—	40
Other Long-Term Liability	138	—
TOTAL LIABILITIES	63,953	69,845
SHAREHOLDERS’ EQUITY
Preferred Stock, $10 Par Value, Authorized 100,000 shares, None Issued	—	—
Common Stock, $0.05 Par Value, Authorized 13,000,000 shares; Issued 11,053,490 and 10,936,220 shares at October 31, 2025 and January 31, 2025, respectively	553	547
Additional Paid-in Capital	65,681	64,215
Retained Earnings	48,139	49,380
Treasury Stock, at Cost, 3,415,067 and 3,394,942 shares at October 31, 2025 and January 31, 2025, respectively	(35,226)	(35,043)
Accumulated Other Comprehensive Loss, net of tax	(2,267)	(3,349)
TOTAL SHAREHOLDERS’ EQUITY	76,880	75,750
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$140,833	$145,595

See Notes to condensed consolidated financial statements (unaudited).

ASTRONOVA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(In Thousands, Except Per Share Data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	October 31, 2025	November 2, 2024	October 31, 2025	November 2, 2024
Revenue	$39,169	$40,422	$112,979	$113,922
Cost of Revenue	24,972	26,708	74,496	73,909
Gross Profit	14,197	13,714	38,483	40,013
Operating Expenses:
Selling and Marketing	5,593	6,752	16,877	19,140
Research and Development	1,898	1,843	5,017	4,859
General and Administrative	5,122	3,855	15,140	12,343
Goodwill Impairment	297	—	297	—
Operating Expenses	12,910	12,450	37,331	36,342
Operating Income	1,287	1,264	1,152	3,671
Other Income (Expense):
Interest Expense	(827)	(944)	(2,609)	(2,363)
Loss on Foreign Currency Transactions	(119)	(67)	(144)	(390)
Other Income/(Expense), net	(91)	21	(147)	53
Total Other Income (Expense)	(1,037)	(990)	(2,900)	(2,700)
Income (Loss) Before Income Taxes	250	274	(1,748)	971
Income Tax Provision (Benefit)	(128)	34	(506)	(139)
Net Income (Loss)	$378	$240	$(1,242)	$1,110
Net Income (Loss) per Common Share—Basic	$0.05	$0.03	$(0.16)	$0.15
Net Income (Loss) per Common Share—Diluted	$0.05	$0.03	$(0.16)	$0.15
Weighted Average Number of Common Shares Outstanding:
Basic	7,633	7,524	7,601	7,501
Diluted	7,698	7,580	7,601	7,605

See Notes to condensed consolidated financial statements (unaudited).

ASTRONOVA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In Thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	October 31, 2025	November 2, 2024	October 31, 2025	November 2, 2024
Net Income (Loss)	$378	$240	$(1,242)	$1,110
Other Comprehensive Income (Loss), net of taxes:
Foreign Currency Translation Adjustments	60	(203)	1,082	(57)
Other Comprehensive Income (Loss)	60	(203)	1,082	(57)
Comprehensive Income (Loss)	$438	$37	$(160)	$1,053

See Notes to condensed consolidated financial statements (unaudited).

ASTRONOVA, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

($ In Thousands, Except Share Data)

(Unaudited)

	Common Stock		Additional Paid-in	Retained	Treasury	Accumulated Other Comprehensive	Total Shareholders’
	Shares	Amount	Capital	Earnings	Stock	Income (Loss)	Equity

Balance January 31, 2025	10,936,220	$547	$64,215	$49,380	$(35,043)	$(3,349)	$75,750
Share-Based Compensation	—	—	306	—	—	—	306
Employee Stock Purchase Plan	6,463	—	51	—	—	—	51
Restricted Stock Awards Vested	65,550	3	(3)	—	(155)	—	(155)
Net Loss	—	—	—	(376)	—	—	(376)
Foreign Currency Translation Adjustments	—	—	—	—	—	975	975
Balance April 30, 2025	11,008,233	$550	$64,569	$49,004	$(35,198)	$(2,374)	$76,551
Share-Based Compensation	—	—	456	—	—	—	456
Restricted Stock Awards Vested	27,423	2	(2)	—	(25)	—	(25)
Net Loss	—	—	—	(1,243)	—	—	(1,243)
Foreign Currency Translation Adjustment	—	—	—	—	—	47	47
Balance July 31, 2025	11,035,656	$552	$65,023	$47,761	$(35,223)	$(2,327)	$75,786
Share-Based Compensation	—	—	659	—	—	—	659
Restricted Stock Awards Vested	17,834	1	(1)	—	(3)	—	(3)
Net Income	—	—	—	378	—	—	378
Foreign Currency Translation Adjustment	—	—	—	—	—	60	60
Balance October 31, 2025	11,053,490	$553	$65,681	$48,139	$(35,226)	$(2,267)	$76,880

Balance January 31, 2024	10,812,137	$541	$62,684	$63,869	$(34,593)	$(2,219)	$90,282
Share-Based Compensation	—	—	325	—	—	—	325
Employee Option Exercises	5,055	—	48	—	—	—	48
Restricted Stock Awards Vested	78,077	4	(4)	—	(432)	—	(432)
Net Income	—	—	—	1,181	—	—	1,181
Foreign Currency Translation Adjustment	—	—	—	—	—	(197)	(197)
Balance April 27, 2024	10,895,269	$545	$63,053	$65,050	$(35,025)	$(2,416)	$91,207
Share-Based Compensation	—	—	481	—	—	—	481
Employee Option Exercises	14,433	1	29	—	—	—	30
Restricted Stock Awards Vested	4,312	—	—	—	—	—	—
Net Loss	—	—	—	(311)	—	—	(311)
Foreign Currency Translation Adjustment	—	—	—	—	—	343	343
Balance August 3, 2024	10,914,014	$546	$63,563	$64,739	$(35,025)	$(2,073)	$91,750
Share-Based Compensation	—	—	353	—	—	—	353
Employee Option Exercises	2,846		33	—	—	—	33
Restricted Stock Awards Vested	4,920	—	—	—	—	—	—
Net Income	—	—	—	240	—	—	240
Foreign Currency Translation Adjustment	—	—	—	—	—	(203)	(203)
Balance November 2, 2024	10,921,780	$546	$63,949	$64,979	$(35,025)	$(2,276)	$92,173

See Notes to condensed consolidated financial statements (unaudited).

ASTRONOVA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Nine Months Ended
	October 31, 2025	November 2, 2024
Cash Flows from Operating Activities:
Net Income (Loss)	$(1,242)	$1,110
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by Operating Activities:
Depreciation and Amortization	3,425	3,514
Grant Income included in Depreciation	175	108
Goodwill Impairment	297	—
Amortization of Debt Issuance Costs	33	22
Share-Based Compensation	1,559	1,159
Deferred Income Tax Benefit	(74)	—
Loss on Disposal of Fixed Assets	112	—
Changes in Assets and Liabilities, net of impact of acquisition:
Accounts Receivable	1,220	1,619
Inventories	3,780	1,380
Income Taxes	(1,101)	(1,534)
Accounts Payable and Accrued Expenses	(367)	(2,371)
Deferred Revenue	99	(1,080)
Other	149	(1,603)
Net Cash Provided by Operating Activities	8,065	2,324
Cash Flows from Investing Activities:
Proceeds from Sale of Equipment	100	—
Purchases of Property, Plant and Equipment	(193)	(1,086)
Cash Paid for MTEX Acquisition, net of cash acquired	—	(19,109)
Net Cash Used for Investing Activities	(93)	(20,195)
Cash Flows from Financing Activities:
Net Cash Proceeds from Employee Stock Option Plans	—	13
Net Cash Proceeds from Share Purchases under Employee Stock Purchase Plan	51	98
Net Cash Used for Payment of Taxes Related to Vested Restricted Stock	(183)	(432)
Net Borrowings under Revolving Credit Facility	—	10,774
Repayment under Revolving Credit Facility, net	(3,177)	—
Proceeds from Long-Term Debt Borrowings	19,720	15,078
Payment of Minimum Guarantee Royalty Obligation	(959)	(1,247)
Principal Payments of Long-Term Debt	(25,118)	(6,706)
Payments of Debt Issuance Costs	(66)	(37)
Net Cash Provided by (Used for) Financing Activities	(9,732)	17,541
Effect of Exchange Rate Changes on Cash and Cash Equivalents	316	235
Net Decrease in Cash and Cash Equivalents	(1,444)	(95)
Cash and Cash Equivalents, Beginning of Period	5,050	4,527
Cash and Cash Equivalents, End of Period	$3,606	$4,432
Supplemental Disclosures of Cash Flow Information:
Cash Paid During the Period for:
Cash Paid During the Period for Interest	$2,292	$1,891
Cash Paid During the Period for Income Taxes, net of refunds	$621	$1,503
Non-Cash Transactions:
Operating Lease Obtained in Exchange for Operating Lease Liabilities	$986	$1,581

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

In the Aerospace segment, we have a long history of using our technologies to provide high-resolution flight deck and cabin printers and, networking hardware for the aerospace market. We also provide parts, service, specialty paper and other supplies for our aerospace customers. Hardware comprises approximately 57% of segment revenue and the remaining 43% is recurring sales of supplies, parts and service. Customers include aircraft OEMs, commercial airlines, and defense industry prime contractors. In addition, the Aerospace segment includes data acquisition recorders, sold under the AstroNova brand, that enable our customers to acquire and record visual and electronic signal data from local and networked data streams and sensors. The recorded data is processed, analyzed, stored and presented in various visual output formats. Customers for these solutions include the United States Navy, the United States Air Force, and defense industry prime contractors, as well as other entities that utilize these solutions in high precision applications for power, rail, and industrial applications. Our Aerospace products are predominantly sold directly and through a limited number of independent representatives.

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

Beginning with the first quarter of our fiscal year ending January 31, 2026, we have adjusted our fiscal quarters to end on April 30, July 31, October 31, and January 31. Prior year periods have not been recast to reflect this change.

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

Correction of Immaterial Error in Prior Period Financial Statements

During the third quarter of fiscal 2026, we identified an error related to the accounting for the MTEX acquisition. The error involved the recognition of Euro 1.8 million (approximately $2.1 million at October 31, 2025) in net book value of property, plant and equipment (“PP&E”) that was included in the opening balance sheet. In September 2025 we determined that these assets were either non-existent or obsolete at the acquisition date. Accordingly, the net book value of these assets was written off in the third quarter of fiscal 2026, with a corresponding increase to goodwill acquired in the acquisition. This error correction had no impact on net assets in the MTEX opening balance sheet. Refer to Note 3, “Acquisition” for further details on the correction to the opening balance sheet.

The net impact of this error correction on our consolidated statement of income (loss) in fiscal 2025 and 2026 is immaterial. In fiscal 2025, $0.2 million of depreciation expense related to the written-off assets was recorded and reversed in the third quarter of fiscal 2026. Following the write-off, the goodwill valuation model was updated, resulting in an additional goodwill impairment of $0.3 million for the period ended January 31, 2025. The combined impact of these adjustments is a net charge of $0.1 million which has been recorded in the third quarter of fiscal 2026.

We assessed the materiality of these errors, using both quantitative and qualitative factors, in accordance with the SEC Staff Accounting Bulletin (“SAB”) No. 99 “Materiality” and SAB 108 “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” codified in ASC 250 “Accounting Changes and Error Corrections” and concluded these errors were immaterial to all of the previously issued consolidated financial statements. Under ASC 250, correcting prior‑year financial statements for such immaterial errors does not require previously filed reports to be amended. For comparative purposes, we have made a correction to the consolidated balance sheet and related footnotes for the prior period presented of Euro 1.8 million (approximately $1.8 million at January 31, 2025) in this Form 10-Q for the quarter ended October 31, 2025, as follows:

Balance Sheet:

	For the Year ended January 31, 2025
(In thousands)	As Previously Reported	Adjustments	As Revised
Property, Plant and Equipment	$17,639	$(1,846)	$15,793
Goodwill	$14,515	$1,846	$16,361

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

Note 3 – Acquisition

MTEX

Background

On May 4, 2024, AstroNova, along with its wholly-owned Portuguese subsidiary AstroNova Portugal, Unipessoal, Lda (the “Purchaser”) entered into a Share Purchase Agreement (the “Purchase Agreement”) with Effort Premier Solutions Lda., a private limited company incorporated under the laws of Portugal (the “Seller”), and Elói Serafim Alves Ferreira, as the “Guarantor.”

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

The following table sets forth the final purchase price allocation of the MTEX acquisition for the estimated fair value of the net assets acquired and liabilities assumed as of May 6, 2024:

(In thousands)	Preliminary Estimate	Measurement Period Adjustment	Adjustment*	Final
Cash	$364	$—	$—	$364
Accounts Receivable	3,989	(2,777)	—	1,212
Inventory	3,807	(200)	—	3,607
Prepaid Expenses and Other Current Assets	301	—	—	301
Property, Plant and Equipment	4,802	—	(1,928)	2,874
Other Long-Term Assets	5,154	1,054	—	6,208
Identifiable Intangible Assets	9,556	(2,017)	—	7,539
Goodwill	10,629	3,650	1,928	16,207
Accounts Payable and Other Current Liabilities	(4,225)	(1,870)	—	(6,095)
Debt Assumed	(7,918)	—	—	(7,918)
Other Long-Term Liabilities	(5,366)	540	—	(4,826)
Total Purchase Price	$21,093	$(1,620)	$—	$19,473

*During the third quarter of fiscal 2026, we identified an error related to the MTEX acquisition. In September 2025 we determined that Euro 1.8 million (approximately $1.9 million as of the opening balance sheet date of May 6, 2024) in assets recorded at acquisition were either non-existent or obsolete at the acquisition date. Accordingly, the net book value of these assets was written off in the third quarter of fiscal 2026, with a corresponding increase to goodwill acquired in the acquisition. This error correction had no impact on net assets in the MTEX opening balance sheet and the correction is reflected in this table. Refer to Note 1, “Business and Basis of Presentation” under the section “Correction of Immaterial Error in Prior Period Financial Statements” for additional details.

The following table reflects the preliminary fair value of the acquired identifiable intangible assets and related estimated useful lives:

(In thousands)	Fair Value	Measurement Period Adjustment	Final	Useful Life (years)
Customer Relations	$8,786	$(6,183)	$2,603	10
Internally Developed Technology	488	4,231	4,719	6
Trademarks/Tradenames	282	(65)	217	3
Total	$9,556	$(2,017)	$7,539

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

The purchased goodwill of $16.2 million, which is not deductible for tax purposes, represents the excess of the purchase price over the estimated fair value assigned to the tangible and identifiable intangible assets acquired and liabilities assumed from MTEX. The goodwill recognized under ASC 805 was attributable to the expected earnings potential of the business synergies which were expected to enhance and expand our overall product portfolio, opportunities in new and existing markets, and MTEX's assembled workforce. The carrying amount of the goodwill was allocated to the Product ID segment. In the fourth quarter of fiscal 2025, we recognized a $13.4 million impairment charge related to the MTEX goodwill. The valuation model was updated as of January 31, 2025 to incorporate the impact of the write-off of PP&E identified in the third quarter of the current year and resulted in the recognition of an additional $0.3 million impairment charge in the third quarter of the current year. Refer to Note 1, “Business and Basis of Presentation” under the section “Correction of Immaterial Error in Prior Period Financial Statements” for additional details.

During the first nine months of the current year, we incurred an additional $0.3 million of acquisition-related costs which were included in general and administrative expenses in our condensed consolidated statements of income for the nine months ended October 31, 2025. Total acquisition-related costs through October 31, 2025 were $1.5 million, including $1.2 million recognized in fiscal 2025.

The amounts of revenue and earnings before taxes attributable to MTEX and included in our consolidated statements of income (loss) for the three and nine months ended October 31, 2025 and November 2, 2024 were as follows:

	Three Months Ended			Nine Months Ended
(In thousands)	October 31, 2025		November 2, 2024	October 31, 2025		November 2, 2024
Revenue	$1,328	(1)	$1,738	$3,442	(2)	$2,506
Gross Profit (Loss)	(102)		234	(506)		166
Operating Expenses:
Selling Expenses	634		840	2,093		1,755
Research and Development Expenses	354		209	872		111
General and Administrative Expenses	299		272	716		783
Total Operating Expenses	$1,287		$1,321	$3,681		$2,649
Operating Loss	(1,389)		(1,087)	(4,187)		(2,483)
Other Income (Expense)	1,170		(193)	2,864		(261)
Earnings (Loss) before Taxes	$(219)		$(1,280)	$(1,323)		$(2,744)

(1) Includes $785,000 of MTEX revenue related to sales to third parties via intercompany sales at cost plus mark-up.

(2) Includes $1,663,000 of MTEX revenue related to sales to third parties via intercompany sales at cost plus mark-up.

MTEX no longer operates as an independent business, but rather our manufacturing operation in Portugal is treated as a cost center. The majority of MTEX sales are through intercompany operations. MTEX financial results are reported as part of the Product ID segment. Pro forma results as if the acquisition was closed on February 1, 2024 are not provided, as such amounts were difficult to determine and disclosure of such amounts was impractical.

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

Revenues disaggregated by primary geographic markets and major product types are as follows:

Primary geographical markets:

	Three Months Ended		Nine Months Ended
(In thousands)	October 31, 2025	November 2, 2024	October 31, 2025	November 2, 2024
United States	$24,057	$23,493	$68,668	$66,834
Europe	9,415	10,330	28,965	29,522
Canada	2,086	2,118	5,380	6,617
Asia	2,048	2,601	5,343	5,867
Central and South America	1,285	1,454	3,645	3,988
Other	278	426	978	1,094
Total Revenue	$39,169	$40,422	$112,979	$113,922

Major product types:

	Three Months Ended		Nine Months Ended
(In thousands)	October 31, 2025	November 2, 2024	October 31, 2025	November 2, 2024
Hardware	$12,717	$11,622	$34,948	$32,856
Supplies	20,573	20,908	61,148	61,885
Service and Other	5,879	7,892	16,883	19,181
Total Revenue	$39,169	$40,422	$112,979	$113,922

Contract Assets and Liabilities

We normally do not have contract assets, which are primarily unbilled accounts receivable that are conditional on something other than the passage of time.

Our contract liabilities, which represent billings in excess of revenue recognized, are primarily related to advanced billings for purchased service agreements and extended warranties. Contract liabilities were $489,000 and $543,000 at October 31, 2025 and January 31, 2025, respectively, and are recorded as deferred revenue in the accompanying condensed consolidated balance sheet. The decrease in the deferred revenue balance during the nine months ended October 31, 2025 is due to revenue recognized during the current period, including $482,000 of revenue recognized that was included in the deferred revenue balance at January 31, 2025, in excess of cash payments received in advance of satisfying performance obligation.

In March 2025, we entered into an agreement with a customer to support the production ramp-up for one of our Aerospace product lines. Under the terms of the agreement, the customer made an advance payment of $1.1 million, representing 50% of the contractual unit selling price for the units delivered beginning in June 2025. This advance payment was recorded as deferred revenue and will be recognized as revenue upon delivery of the related units. We have recognized a total of $0.5 million in revenue related to this transaction for the nine months ended October 31, 2025, and $0.4 million continues to remain in deferred revenue in our condensed consolidated balance sheet at October 31, 2025.

Contract Costs

We recognize an asset for the incremental costs of obtaining a contract with a customer if we expect the benefit of those costs to be longer than one year. We have determined that certain costs related to obtaining sales contracts for our aerospace printer products meet the requirement to be capitalized. These costs are deferred and amortized over the remaining useful life of these contracts, which we currently estimate to be approximately 16 years as of October 31, 2025. We also recognize an asset for the costs to fulfill a contract with a customer if the costs are specifically identifiable, generate or enhance resources used to satisfy future performance obligations, and are expected to be recovered. The balance of these contract assets at January 31, 2025 was $1.5 million. During the three and nine months ended October 31, 2025, we amortized contract costs of $23,000 and $70,000, respectively. The balance of deferred incremental direct costs net of accumulated amortization at October 31, 2025 was $1.4 million, of which $0.1 million is reported in other current assets, and $1.3 million is reported in other assets in the accompanying condensed consolidated balance sheet.

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

	Three Months Ended		Nine Months Ended
	October 31, 2025	November 2, 2024	October 31, 2025		November 2, 2024
Weighted Average Common Shares Outstanding – Basic	7,632,714	7,524,468	7,601,240		7,500,844
Effect of Dilutive Options, Restricted Stock Awards and Restricted Stock Units	65,783	55,415	—	(1)	103,927
Weighted Average Common Shares Outstanding – Diluted	7,698,497	7,579,883	7,601,240		7,604,771

(1) For the nine months ended October 31, 2025 we had weighted average common stock equivalent shares outstanding of 54,522 that could potentially dilute earnings per share in future periods. These shares were excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive given the net loss during the period.

For the three and nine months ended October 31, 2025, the diluted per share amounts do not reflect weighted average common equivalent shares outstanding of 617,686 and 486,875, respectively. For the three and nine months ended November 2, 2024, the diluted per share amounts do not reflect weighted average common equivalent shares outstanding of 312,819 and 232,748, respectively. These outstanding common equivalent shares were not included due to their anti-dilutive effect.

Note 6 – Intangible Assets

Intangible assets are as follows:

	October 31, 2025				January 31, 2025
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Currency Translation Adjustment	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Currency Translation Adjustment	Net Carrying Amount
RITEC:
Customer Contract Relationships	$2,830	$(1,805)	$—	$1,025	$2,830	$(1,755)	$—	$1,075
TrojanLabel:
Distributor Relations	937	(849)	36	124	937	(774)	16	179
Honeywell:
Customer Contract Relationships	27,773	(14,311)	—	13,462	27,773	(13,661)	—	14,112
Astro Machine:
Customer Contract Relationships	3,060	(1,989)	—	1,071	3,060	(1,530)	—	1,530
Trademarks	420	(273)	—	147	420	(210)	—	210
MTEX:
Customer Contract Relationships	2,603	(398)	151	2,356	2,603	(194)	(104)	2,305
Internally Developed Technology	4,719	(1,202)	252	3,769	4,719	(586)	(181)	3,952
Trademarks	217	(110)	9	116	217	(54)	(7)	156
Intangible Assets, net	$42,559	$(20,937)	$448	$22,070	$42,559	$(18,764)	$(276)	$23,519

There were no impairments to our finite-lived intangible assets during the nine months ended October 31, 2025 or November 2, 2024.

With respect to the acquired intangible assets included in the table above, amortization expense of $0.7 million has been included in the condensed consolidated statements of income (loss) for both of the three months ended October 31, 2025 and November 2, 2024. Amortization expense of $2.2 million and $1.9 million related to the above-acquired intangible assets has been included in the accompanying condensed consolidated statements of income (loss) for the nine months ended October 31, 2025 and November 2, 2024, respectively.

Estimated amortization expense for the next five fiscal years is as follows:

(In thousands)	Remaining 2026	2027	2028	2029	2030
Estimated amortization expense	$724	$2,897	$2,393	$2,026	$2,026

Note 7 – Inventories

Inventories are stated at the lower of cost (standard and average methods) or net realizable value and include material, labor and manufacturing overhead. The components of inventories are as follows:

(In thousands)	October 31, 2025	January 31, 2025
Materials and Supplies	$31,432	$35,181
Work-In-Process	2,376	2,559
Finished Goods	21,624	19,879
	55,432	57,619
Inventory Reserve	(10,308)	(9,725)
	$45,124	$47,894

Note 8 – Property, Plant and Equipment

Property, plant and equipment consist of the following:

(In thousands)	October 31, 2025	January 31, 2025*
Land and Land Improvements	$2,304	$2,304
Buildings and Leasehold Improvements	15,350	15,224
Machinery and Equipment	28,942	26,547
Computer Equipment and Software	14,587	14,538
Gross Property, Plant and Equipment	61,183	58,613
Accumulated Depreciation	(46,474)	(42,820)
Net Property Plant and Equipment	$14,709	$15,793

* The prior year balance sheet has been restated to reflect the write-off of Euro 1.8 million (approximately $1.8 million as of January 31, 2025) in net book value of property, plant and equipment that was included in the MTEX opening balance sheet. Refer to Note 1, “Business and Basis of Presentation” under the section “Correction of Immaterial Error in Prior Period Financial Statements” for additional details.

Depreciation expense on property, plant and equipment was $0.2 million and $1.4 million for the three and nine months ended October 31, 2025, respectively. Depreciation expense on property, plant and equipment was $0.6 million and $1.6 million for the three and nine months ended November 2, 2024, respectively.

Note 9 – Credit Agreement and Long-Term Debt

On October 31, 2025, we entered into a Sixth Amendment to Amended and Restated Credit Agreement (the “Amendment”) with Bank of America, N.A., as lender (the “Lender”). The Amendment amended and otherwise modified the Amended and Restated Credit Agreement dated as of July 30, 2020, as previously amended and otherwise modified, including, but not limited to, by the Fifth Amendment to Amended and Restated Credit Agreement and Waiver Agreement dated as of September 8, 2025 (such Amended and Restated Credit Agreement, as so previously amended and otherwise modified, the “Existing Credit Agreement”; the Existing Credit Agreement, as amended and otherwise modified by the Amendment, the “Amended Credit Agreement”), among the Company as borrower, Astro Machine Corporation (“Astro Machine”) as guarantor, and the Lender.

The Amended Credit Agreement provides for, among other modifications of the Existing Credit Agreement, (i) an increase in the aggregate principal amount of the revolving credit facility commitment thereunder from $25,000,000 to $27,500,000 until July 31, 2026, after which the aggregate principal amount of the revolving credit facility will reduce to $25,000,000; (ii) an extension of the maturity date of the revolving credit facility thereunder from August 4, 2027 to August 4, 2028; and (iii) the refinancing of the existing term loans under the Existing Credit Agreement into a new term loan in the principal amount of $10,000,000 (the “Term Loan”) and a new term A-2 loan in the principal amount of $9,720,000 (the “Term A-2 Loan”). At the closing of the Amendment, we borrowed the entire $10,000,000 Term Loan, the entire $9,720,000 Term A-2 Loan and $1,500,000 under the revolving credit facility. The proceeds of such borrowings were used primarily to repay and refinance in full the existing term loans under the Existing Credit Agreement and to pay certain related transaction costs. The revolving credit facility may otherwise be used for general corporate purposes.

Under the Amended Credit Agreement, revolving credit loans may continue to be borrowed, at the Company’s option, in U.S. Dollars or, subject to certain conditions, Euros, British Pounds, Canadian Dollars or Danish Kroner.

The Amended Credit Agreement requires that the Term Loan be paid in quarterly installments on the last day of each fiscal quarter of the Company (commencing with the fiscal quarter ending January 31, 2026) through July 31, 2028, in the principal amount of $500,000 each, and the entire then-remaining principal balance of the Term Loan is required to be paid on August 4, 2028. The Amended Credit Agreement requires that the Term A-2 Loan be paid in monthly installments on the last day of each calendar month of the Company (commencing with November 2025) through July 31, 2035, in the principal amount of $40,500 each, and the entire then-remaining principal balance of the Term A-2 Loan is required to be paid on August 4, 2035. We may voluntarily prepay the Term Loan or the Term A-2 Loan, in whole or in part, from time to time without premium or penalty (other than customary breakage costs, if applicable). We may repay borrowings under the revolving credit facility at any time without premium or penalty (other than customary breakage costs, if applicable), but in any event no later than August 4, 2028, and any outstanding revolving loans thereunder will be due and payable in full, and the remainder of the revolving credit facility will terminate, on such date. We may reduce or terminate the revolving credit facility at any time, subject to certain thresholds and conditions, without premium or penalty.

As under the Existing Credit Agreement, the loans under the Amended Credit Agreement are subject to certain mandatory prepayments, subject to various exceptions, from (a) net cash proceeds from certain dispositions of property, (b) net cash proceeds from certain issuances of equity, (c) net cash proceeds from certain issuances of additional debt and (d) net cash proceeds from certain extraordinary receipts. If the revolving credit facility commitment is terminated in full for any reason (whether by scheduled maturity, required prepayment, acceleration, demand, optional termination, or otherwise), we are required to prepay the Term A-2 Loan in full concurrently with such termination.

Amounts repaid under the revolving credit facility may be reborrowed, subject to continued compliance with the Amended Credit Agreement. No amount of the Term Loan or the Term A-2 Loan that is repaid may be reborrowed.

The Term Loan, the Term A-2 Loan and revolving credit loans bear interest at a rate per annum equal to, at our option, (a) the Term SOFR rate as defined in the Amended Credit Agreement (or, in the case of revolving credit loans denominated in Euros or another currency other than U.S. Dollars, the applicable quoted rate), plus a margin that varies within a range of 1.60% to 3.25% based on our consolidated leverage ratio, (b) the Daily Floating Term SOFR rate as defined in the Amended Credit Agreement (or, in the case of revolving credit loans denominated in Euros or another currency other than U.S. Dollars, the applicable quoted rate), plus a margin that varies within a range of 1.60% to 3.25% based on our consolidated leverage ratio or (c) a fluctuating reference rate equal to the highest of (i) the federal fund rate plus 0.50%, (ii) Bank of America’s publicly announced prime rate, (iii) the Term SOFR Rate plus 1.00%, or (iv) 0.50%, plus a margin that varies within a range of 0.60% to 2.25% based on our consolidated leverage ratio. In addition to certain other fees and expenses that are required to be paid by us to the Lender, we are required to pay a commitment fee on the undrawn portion of the revolving credit facility that varies within a range of 0.15% and 0.40% based on our consolidated leverage ratio.

We must comply with various customary financial and non-financial covenants under the Amended Credit Agreement, certain provisions of which covenants were modified by the Amendment. The financial covenants under the Amended Credit Agreement consist of a maximum consolidated leverage ratio that is tested on the last day of each fiscal quarter of the Company and a minimum consolidated fixed charge coverage ratio that is tested on the last day of each fiscal quarter of the Company; the minimum consolidated interim fixed charge coverage ratio under the Existing Credit Agreement was eliminated by the Amendment. The primary non-financial covenants limit our and our subsidiaries’ ability to incur future indebtedness, to place liens on assets, to pay dividends or distributions on our or their capital stock, to repurchase or acquire our or their capital stock, to conduct mergers or acquisitions, to sell assets, to alter our or their capital structure, to make investments and loans, to change the nature of our or their business, and to prepay subordinated indebtedness, in each case subject to certain exceptions and thresholds as set forth in the Amended Credit Agreement. As of October 31, 2025, we believe we are in compliance with all of our covenants in the Amended Credit Agreement.

The Lender is entitled to accelerate repayment of the loans and to terminate its revolving credit commitment under the Amended Credit Agreement upon the occurrence of any of various customary events of default, which include, among other events, the following (which are subject, in some cases, to certain grace periods): failure to pay when due any principal, interest or other amounts in respect of the loans, breach of any of our covenants or representations under the loan documents, default under any other of our or our subsidiaries’ significant indebtedness agreements, a bankruptcy, insolvency or similar event with respect to us or any of our subsidiaries, a significant unsatisfied judgment against us or any of our subsidiaries, or a change of control with respect to us.

Our obligations under the Amended Credit Agreement continue to be secured by substantially all of the personal property assets of the Company (including a pledge of the equity interests held by the Company in its subsidiaries ANI ApS, AstroNova GmbH, AstroNova SAS and AstroNova Portugal, Unipessoal, Lda), subject to certain exceptions, and are guaranteed by, and secured by substantially all of the personal property assets of, Astro Machine. Our obligations under the Amended Credit Agreement also continue to be secured by a mortgage on the Company’s owned real property in West Warwick, Rhode Island, and are also secured by a mortgage on Astro Machine’s owned real property in Elk Grove Village, Illinois, which mortgage was entered into in connection with the closing of the Amendment.

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

Assumed Financing Obligations of MTEX

In connection with our acquisition of MTEX, on the May 6, 2024 closing date of this acquisition we assumed certain existing financing obligations of MTEX that remain outstanding as of October 31, 2025. The long-term debt obligations of MTEX that remain outstanding include a term loan (the “MTEX Term Loan”) pursuant to an agreement dated December 22, 2023 (the “MTEX Term Loan Agreement”) between MTEX and Caixa Central de Crédito Agricola Mutuo. The current remaining balance for the MTEX Term Loan as of October 31, 2025, is EUR 1.4 million ($1.6 million). The MTEX Term Loan bears interest at a rate per annum equal to the

EURIBOR 12-month rate plus a 2% margin and requires monthly principal and interest payments of approximately EUR 17,000 ($20,000) commencing in October 2024 and continuing through maturity on December 21, 2033.

MTEX has also received government assistance in the form of interest-free loans from government agencies located in Portugal (the “MTEX Government Grant Term Loans”). The MTEX Government Grant Term Loans are to be repaid to the applicable government agencies. The balance of the MTEX Government Grant Term Loans as of October 31, 2025 is EUR 0.3 million ($0.4 million), of which EUR 0.2 million ($0.3 million) is classified as short-term debt and the remainder as long-term debt in the condensed consolidated balance sheet as of October 31, 2025. The MTEX Government Grant Term Loans provide interest-free financing so long as monthly principal payments are made. In the event that MTEX and the applicable government agency renegotiate the payment dates, interest will be calculated according to a rate determined by the government agency as of the date of renegotiation and added to the outstanding principal payments. The MTEX Government Grant Term Loans mature at different dates through January 2027.

Additionally, we assumed short-term financing obligations of MTEX including letters of credit, maturing term loans, and financing arrangements for working capital classified as debt. As of October 31, 2025, all of these short-termed obligations assumed have been paid and none remain outstanding.

Summary of Outstanding Debt

Revolving Credit Facility

At October 31, 2025, we had an outstanding balance of $17.9 million under our revolving credit facility under the Amended Credit Agreement. The balance outstanding under the revolving credit facility bore interest at a weighted average rate of 7.03% and 7.10%, respectively, for the three and nine months ended October 31, 2025, and we incurred $0.3 million and $1.1 million, respectively, for interest on this obligation during the three and nine months ended October 31, 2025. Additionally, during the three and nine months ended October 31, 2025, we incurred $6,000 and $18,000, respectively, of commitment fees on the undrawn portion of our revolving credit facility. During the three and nine months ended November 2, 2024, the balance outstanding under the revolving credit facility bore interest at a weighted average annual rate of 7.30% and 8.38%, and we incurred $327,000 and $713,000 for interest on this obligation, during the three and nine months ended November 2, 2024, respectively. Additionally, during the three and nine months ended November 2, 2024, we incurred $9,000 and $34,000, respectively, of commitment fees on the undrawn portion of our revolving credit facility. Both the interest expense and commitment fees are included as interest expense in the accompanying condensed consolidated statements of income (loss) for all periods presented. At October 31, 2025, $9.6 million remained available for borrowing under our revolving credit facility under the Amended Credit Agreement. Additionally, MTEX has a EUR 0.5 million ($0.6 million) available line of credit with Caixa Central de Crédito Agricola Mutuo. This credit line was established in December 2023 and is renewable every six months. There was EUR 0.2 million ($0.3 million) outstanding on this line of credit at October 31, 2025.

Long-Term Debt

Long-term debt in the accompanying condensed consolidated balance sheets is as follows:

(In thousands)	October 31, 2025	January 31, 2025
USD Term Loan (7.12% as of October 31, 2025); maturity date August 4, 2028	$10,000	$—
A-2 Term Loan USD (7.12% as of October 31, 2025); maturity date August 4, 2035	9,720	—
USD Term Loan (6.90% as of January 31, 2025); cancelled October 31, 2025	—	9,450
Euro Term Loan (5.38% as of January 31, 2025); cancelled October 31, 2025	—	12,719
MTEX Euro Term Loan (4.20% as of October 31, 2025 and 4.52% as of January 31, 2025); maturity date of December 21, 2033	1,568	1,514
MTEX Euro Government Grant Term Loan (0% as of October 31, 2025 and January 31, 2025); maturity dates through January 2027	394	876
Equipment Loan (7.06% Fixed Rate); maturity date of January 23, 2029	566	680
Total Debt	$22,248	$25,239
Less: Debt Issuance Costs, net of accumulated amortization	118	85
Current Portion of Debt	3,152	6,110
Long-Term Debt	$18,978	$19,044

During the three and nine months ended October 31, 2025, we recognized interest expense on term debt of $0.3 million and $1.1 million, respectively, and during the three and nine months ended November 2, 2024, we recognized interest expense on term debt of $0.5 million and $1.2 million, respectively, which is recognized in the accompanying condensed consolidated statements of income (loss) for all periods presented.

The schedule of required principal payments remaining during the next five years on long-term debt outstanding as of October 31, 2025 is as follows:

(In thousands)
Fiscal 2026, remainder	$857
Fiscal 2027	3,023
Fiscal 2028	8,365
Fiscal 2029	855
Fiscal 2030 and thereafter	9,148
$22,248

Note 10 – Financial Instruments and Risk Management

We use foreign currency-denominated debt to partially hedge our net investment in our operations in Europe against adverse movements in exchange rates. Commencing on August 3, 2024, a portion of the Euro-denominated debt was designated and effective as an economic hedge of part of the net investment in our Portuguese operation. On January 31, 2025, we assessed the effectiveness of this net investment hedge and determined that it was no longer highly effective. To address this situation, effective January 31, 2025, the Euro-denominated debt has been designated as an economic hedge of part of our net investment in our German operation to replace part of our net investment in our Portuguese operation. As a result, foreign currency transaction gains or losses due to spot rate fluctuations on the Euro-denominated debt are included in the foreign currency translation adjustments in the condensed consolidated statement of comprehensive income (loss) for the three and nine months ended October 31, 2025, and within the accumulated other comprehensive items in the shareholder’s equity section of the condensed consolidated balance sheet as of October 31, 2025 as follows:

	Amount of Foreign Currency Translation Gain (Loss) Recognized in Other Comprehensive Income (Loss) on Derivative
(In thousands)	Three Months Ended		Nine Months Ended
Financial Instruments Designated as Net Investment Hedge	October 31, 2025	November 2, 2024	October 31, 2025	November 2, 2024
Euro Denominated Debt	$(112)	$(67)	$(589)	$(67)

Note 11 – Royalty Obligation

In fiscal 2018, we entered into an Asset Purchase and License Agreement with Honeywell International, Inc. (“Honeywell”) to acquire an exclusive, perpetual, world-wide license to manufacture Honeywell’s narrow-format flight deck printers for two aircraft families along with certain inventory used in the manufacturing of the licensed printers. The purchase price included a guaranteed minimum royalty payment of $15.0 million, based on gross revenues from the sales of the printers, paper and repair services of the licensed products to be paid over a ten year period which ends in September 2026. The royalty rates vary based on the year in which they are paid or earned, the product sold or service provided and range from single-digit to mid-double-digit percentages of gross revenue.

The guaranteed minimum royalty payment obligation was recorded at the present value of the minimum annual royalty payments. As of October 31, 2025, we had paid an aggregate of $13.5 million of the guaranteed minimum royalty obligation. At October 31, 2025, the current portion of the outstanding guaranteed minimum royalty obligation of $1.4 million is to be paid over the next twelve months and is reported as a current liability on our condensed consolidated balance sheet. For the three and nine months ended October 31, 2025, we incurred $0.6 million and $1.7 million, respectively, in excess royalty expense which is included in cost of revenue in our consolidated statements of income (loss) for all periods presented. A total of $1.8 million in excess royalties was paid through the third quarter of the current fiscal year, and there are $0.6 million in excess royalty payables due as a result of this agreement for the quarter ended October 31, 2025.

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

As of October 31, 2025, the total outstanding royalty obligation under the New HW Agreement was $0.5 million, including $0.2 million recorded as a current liability in the accompanying condensed consolidated balance sheet.

Note 12 – Leases

We enter into lease contracts for certain of our facilities at various locations worldwide. Our leases have remaining lease terms of one to ten years, some of which include options to extend the lease term for periods of up to five years when it is reasonably certain that we will exercise such options.

Balance sheet and other information related to our leases are as follows:

Operating Leases (In thousands)	Balance Sheet Classification	October 31, 2025	January 31, 2025
Lease Assets	Right of Use Assets	$2,573	$1,781
Lease Liabilities – Current	Other Accrued Expenses	$552	$320
Lease Liabilities – Long Term	Lease Liabilities	$2,107	$1,535

Lease cost information is as follows:

		Three Months Ended
Operating Leases (In thousands)	Statement of Income Classification	October 31, 2025	November 2, 2024
Operating Lease Costs	General and Administrative Expense	$180	$116

		Nine Months Ended
Operating Leases (In thousands)	Statement of Income Classification	October 31, 2025	November 2, 2024
Operating Lease Costs	General and Administrative Expense	$521	$293

Maturities of operating lease liabilities are as follows:

(In thousands)	October 31, 2025
Fiscal 2026, remaining	$182
Fiscal 2027	710
Fiscal 2028	635
Fiscal 2029	450
Fiscal 2030	357
Thereafter	844
Total Lease Payments	3,178
Less: Imputed Interest	(519)
Total Lease Liabilities	$2,659

As of October 31, 2025, the weighted-average remaining lease term and weighted-average discount rate for our operating leases are 6.0 years and 6.11%, respectively. We calculated the weighted-average discount rate using incremental borrowing rates, which equal the rates of interest that we would pay to borrow funds on a fully collateralized basis over a similar term.

Supplemental cash flow information related to leases is as follows:

	Three Months Ended
(In thousands)	October 31, 2025	November 2, 2024
Cash paid for operating lease liabilities	$181	$81
	Nine Months Ended
(In thousands)	October 31, 2025	November 2, 2024
Cash paid for operating lease liabilities	$490	$255

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

The grant programs have various execution periods, some ended in May 2025 and others are continuing through November 2026. The government agencies may verify compliance with the conditions established in the contracts during the investment phase and upon completion and are entitled to propose adjustments and require reimbursement if the contracts do not meet the specifications. Historically, no significant corrections or returns have occurred. As of October 31, 2025, there are no known contingencies associated with the government grants.

The capital related government contracts between the Portuguese government and MTEX are defined on a grant-by-grant basis, with partial reimbursement of the assets acquired in connection with these grants. We have $1.3 million of short and long-term deferred revenue for capital related government grants which is included in the accompanying condensed consolidated balance sheet as of October 31, 2025, and we have recognized $0.2 million of grant revenue which is included in cost of revenue as an offset to depreciation expense in the accompanying condensed consolidated statement of income (loss) for the nine months ended October 31, 2025.

Under the operational related assistance grants, MTEX commits to research and development projects that the Portuguese government partially reimburses. We have recognized $0.3 million of grant revenue for our operational related assistance grants which is offset against the expenditures recognized for those grants and is included in selling and marketing expense in the accompanying condensed consolidated statement of income (loss) for the nine months ended October 31, 2025.

Note 14 – Accumulated Other Comprehensive Loss

The changes in the balance of accumulated other comprehensive loss by component are as follows:

(In thousands)	Foreign Currency Translation Adjustments
Balance at January 31, 2025	$(3,349)
Other Comprehensive Loss	1,082
Balance at October 31, 2025	$(2,267)

The amounts presented above are net of taxes except for translation adjustments associated with our German and Danish subsidiaries. The foreign cumulative translation adjustment includes translation adjustments and net investment hedges. See Note 10, “Financial Instruments and Risk Management” for additional disclosures about the net investment hedge.

Note 15 – Share-Based Compensation

We have one equity incentive plan from which we are authorized to grant equity awards, the AstroNova, Inc. 2018 Equity Incentive Plan (the “2018 Plan”). The 2018 Plan provides for, among other things, the issuance of awards, including incentive stock options, non-qualified stock options, stock appreciation rights, time-based restricted stock units (“RSUs”), or performance-based restricted stock units (“PSUs”) and restricted stock awards (“RSAs”). The 2018 Plan authorizes the issuance of up to 1,550,000 shares of common stock, plus an additional number of shares equal to the number of shares subject to awards granted under our prior 2015 Equity Incentive Plan that are forfeited, canceled, satisfied without the issuance of stock, otherwise terminated (other than by exercise), or, for shares of stock issued pursuant to any unvested award, that are reacquired by us at not more than the grantee’s purchase price (other than by exercise). Under the 2018 Plan, all awards to employees generally have a minimum vesting period of one year. Options granted under the 2018 Plan must be issued at an exercise price of not less than the fair market value of our common stock on the date of grant and expire after ten years. Under the 2018 Plan, there were 475,316 unvested RSUs; 16,474 unvested PSUs; and options to purchase an aggregate of 146,500 shares outstanding as of October 31, 2025.

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

We also have a Non-Employee Director Annual Compensation Program (the “Program”) under which each non-employee director receives an automatic grant of RSAs on the date of the regular full meeting of the Board of Directors held each fiscal quarter. Under the Program, the number of whole shares to be granted each quarter is equal to 25% of the number calculated by dividing the director’s annual compensation amount by the fair market value of our stock on such day. The director’s annual compensation amount for RSAs is $72,800. Beginning in the second quarter of fiscal 2026, the Board of Directors elected to receive their annual cash compensation entirely in stock, issued as RSAs based on the closing stock price at each quarterly meeting. The amount of annual cash compensation varies by director based on the positions held on the Board. All RSAs granted under the Program vest immediately.

Share-based compensation expense was recognized as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	October 31, 2025	November 2, 2024	October 31, 2025	November 2, 2024
Stock Options	$92	$—	$127	$—
Restricted Stock Awards and Restricted Stock Units	568	344	1,270	1,133
Stock-Settled Performance Awards	94	—	137	—
Employee Stock Purchase Plan	—	9	25	26
Total	$754	$353	$1,559	$1,159

Stock Options

The fair value of stock options granted during the nine months ended October 31, 2025 was estimated using the following assumptions:

Risk Free Rate	4.2%
Expected Volatility	45.7%
Expected Life (in years)	7.60

The weighted average fair value per share for options granted was $6.15 during the three and nine month periods ended October 31, 2025. There were no stock options granted in fiscal 2025.

Aggregated information regarding stock option activity for the nine months ended October 31, 2025, is summarized below:

	Number of Options	Weighted Average Exercise Price
Outstanding at January 31, 2025	421,699	$15.52
Granted	30,000	11.10
Exercised	—	—
Forfeited	—	—
Canceled	(132,650)	14.40
Outstanding at October 31, 2025	319,049	$15.57

Below is a summary of options outstanding at October 31, 2025:

Outstanding				Exercisable
Range of Exercise prices	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life
$10.01-15.00	127,974	$12.92	3.0	117,974	$13.07	2.4
$15.01-20.00	191,075	$17.35	1.3	191,075	$17.35	1.3
	319,049	$15.57	2.0	309,049	$15.72	1.8

As of October 31, 2025, there was approximately $32,000 of unrecognized compensation expense related to stock options which is expected to be recognized over a weighted average period of approximately 0.1 years.

Restricted Stock Units (RSUs), Performance-Based Stock Units (PSUs) and Restricted Stock Awards (RSAs)

Aggregated information regarding RSU, PSU and RSA activity for the nine months ended October 31, 2025, is summarized below:

	RSUs, PSUs & RSAs	Weighted Average Grant Date Fair Value
Outstanding at January 31, 2025	253,777	$14.07
Granted	494,773	10.47
Vested	(110,807)	12.50
Forfeited	(145,953)	13.76
Outstanding at October 31, 2025	491,790	$11.19

As of October 31, 2025, there was approximately $4.4 million of unrecognized compensation expense related to RSUs, PSUs and RSAs, which is expected to be recognized over a weighted average period of 2.7 years.

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

Awards issued under our 2026 LTIP are accounted for as liability-classified awards, because the obligations are based predominantly on fixed monetary amounts that are generally known at inception of the obligation, and are settled with a variable number of shares of our common stock.

We record share-based compensation expense related to the 2026 LTIP over the service period of eligible employees based on forecasted performance relative to the Company metrics. To the extent that updated estimates differ from original estimates, the cumulative effect on current and prior periods of those changes is recorded in the period those estimates are revised.

For the three and nine months ended October 31, 2025, we recorded $94,000 and $137,000 of share-based compensation expense under the 2026 LTIP, respectively, and the accrued liability for this program was $137,000 at October 31, 2025.

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

Note 16– Income Taxes

Our effective tax rates are as follows:

	Three Months Ended	Nine Months Ended
Fiscal 2026	(51.2)%	28.9%
Fiscal 2025	12.4%	(14.3)%

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

During the three months ended October 31, 2025, we recognized an income tax benefit of $128,000. The effective tax rate in this period was directly impacted by a $2,000 tax expense arising from shortfall tax expense related to our stock and a $22,000 tax expense related to federal return to provision differences. During the three months ended November 2, 2024, we recognized an income tax expense of $34,000. The effective tax rate in this period was directly impacted by the return to provision associated with our fiscal 2024 federal tax return which resulted in a $157,000 decrease to tax expense and a tax benefit of $56,000 related to the foreign return to provision differences.

During the nine months ended October 31, 2025, we recognized an income tax benefit of $506,000. The effective tax rate in this period was directly impacted by a $109,000 tax expense related to the return to provision associated with our fiscal 2023 amended state tax returns. Additional impacts on the effective tax rate included an $81,000 tax expense arising from shortfall tax expense related to our stock, a $26,000 tax benefit related to the expiration of the statute of limitations on a previously uncertain tax position and a $43,000 tax benefit related to foreign return to provision differences. During the nine months ended November 2, 2024, we recognized an income tax benefit of $139,000. The effective tax rate in this period was directly impacted by a $281,000 tax benefit related to a previous unrecorded reduction in our future income tax payable balance that should have been discretely recognized in the fourth quarter of fiscal year 2024, netted with the tax expense related to amending our fiscal year 2023 federal tax return and the current quarter tax benefit related to the return to provision associated with our fiscal year 2024 federal tax return. Additional impacts on the effective tax rate include a $218,000 tax benefit related to foreign return to provision differences and an $88,000 tax benefit arising from windfall tax benefits related to our stock

On July 4, 2025, the “One Big Beautiful Bill Act” (“OBBBA”) was signed into law in the United States. The OBBBA includes a broad range of tax reform provisions for businesses, including extensions of key Tax Cuts and Jobs Act provisions, modifications to the international tax framework, and restoration of favorable tax treatment for certain business provisions. Certain provisions of the legislation will become effective in 2025, while others are effective in 2026. The OBBBA was enacted during our second fiscal quarter of 2026, and we have considered its potential effects and reflected the impact of the OBBBA on our financial position, results of operations, and cash flows. We are in the process of evaluating the impact of these provisions on future periods, but we do not expect the OBBBA to have a material impact on our consolidated financial statements.

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

Our Product ID segment produces an array of high-technology digital color and monochrome label printers, commercial presses, direct to package/overprint printers, mail and sheet/flatpack printers and flexible packaging printers as well as supplies for a variety of industries worldwide. Our Aerospace segment produces our line of aerospace flight deck and cabin printers, as well as specialty airborne certified networking hardware and related supplies and services. The Aerospace segment also includes data acquisition systems used worldwide for a variety of recording, monitoring and troubleshooting applications for many industries including aerospace, defense, rail, energy, industrial and general manufacturing.

Our CODM has been identified as our President and Chief Executive Officer. The CODM regularly receives and uses discrete financial information about each reporting segment which is used for performance assessments and resource allocation decisions. The

CODM evaluates the performance of and allocates resources to the reporting segments based on segment profit or loss, which represents the segments’ income (loss) before income taxes and excludes corporate expenses. The accounting policies of the reporting segments are the same as those described in the summary of significant accounting policies included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2025.

The CODM does not evaluate reportable segment asset or liability information, and as such, assets are reported on a consolidated basis only.

Summarized below are the Revenue and Segment Operating Profit for each reporting segment:

	Three Months Ended		Nine Months Ended
($ in thousands)	October 31, 2025	November 2, 2024	October 31, 2025	November 2, 2024
Revenue:
Product ID	$26,849	$26,317	$77,891	$76,667
Aerospace	12,320	14,105	35,088	37,255
Total Revenue	$39,169	$40,422	$112,979	$113,922

Cost of Revenue:
Product ID	$19,043	$17,910	$53,680	$51,312
Aerospace	5,929	8,798	20,816	22,597
Total Cost of Revenue	$24,972	$26,708	$74,496	$73,909

Operating Expenses:
Product ID (1)	$5,928	$6,539	$17,626	$18,147
Aerospace(1)	1,860	2,056	4,565	5,852
Total Operating Expenses	$7,788	$8,595	$22,191	$23,999

Segment Operating Income:
Product ID	$1,878	$1,868	$6,585	$7,208
Aerospace	4,531	3,251	9,707	8,806
Total Segment Operating Income	$6,409	$5,119	$16,292	$16,014

Corporate Expense (2)	(5,122)	(3,855)	(15,140)	(12,343)
Operating Income	$1,287	$1,264	$1,152	$3,671
Interest Expense	(827)	(944)	(2,609)	(2,363)
Other Income (Expense) (3)	(210)	(46)	(291)	(337)
Income (Loss) Before Income Taxes	$250	$274	$(1,748)	$971
Income Tax Provision (Benefit)	(128)	34	(506)	(139)
Net Income (Loss)	$378	$240	$(1,242)	$1,110

(1) Product ID and Aerospace segment operating expenses include Selling and Marketing and Research and Development.

(2) The amounts included in Corporate Expenses consist of executive and finance compensation, acquisition and integration costs, restructuring costs, professional fees as well as certain other non-recurring costs not allocated to the reporting segments.

(3) Includes gain/(loss) on foreign exchange and other miscellaneous income/(expense) not allocated to the reporting segments.

Revenue by product type for each reporting segment:

	Three Months Ended		Nine Months Ended
($ in thousands)	October 31, 2025	November 2, 2024	October 31, 2025	November 2, 2024
Product ID:
Hardware	$5,357	$4,590	$14,645	$12,703
Supplies	19,494	19,921	57,905	58,395
Other	1,998	1,806	5,341	5,569
Total Product ID Revenue	26,849	26,317	77,891	76,667
Aerospace:
Hardware	7,360	7,032	20,303	20,153
Supplies	1,079	987	3,243	3,490
Other	3,881	6,086	11,542	13,612
Total Aerospace Revenue	12,320	14,105	35,088	37,255
Total Revenue	$39,169	$40,422	$112,979	$113,922

Other information by segment is presented below:

	Depreciation and Amortization		Capital Expenditures
	Nine Months Ended		Nine Months Ended
(In thousands)	October 31, 2025	November 2, 2024	October 31, 2025	November 2, 2024
Product ID	$2,527	$2,567	$178	$1,062
Aerospace	898	947	15	24
Total	$3,425	$3,514	$193	$1,086

Note 18 – Fair Value

Assets and Liabilities Not Recorded at Fair Value

Our long-term debt, including the current portion of long-term debt not reflected in the financial statements at fair value, is reflected in the table below:

	October 31, 2025
	Fair Value Measurement
(In thousands)	Level 1	Level 2	Level 3	Total	Carrying Value
Long-Term debt and related current maturities	$—	$—	$23,176	$23,176	$22,248

	January 31, 2025
	Fair Value Measurement
(In thousands)	Level 1	Level 2	Level 3	Total	Carrying Value
Long-Term debt and related current maturities	$—	$—	$25,202	$25,202	$25,239

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

As a result of the adoption and implementation of the above restructuring actions, as of October 31, 2025, we have recognized total pre-tax restructuring charges of $1.3 million, comprised primarily of cash charges related to severance-related costs. Below is a summary of the restructuring costs and liabilities by type as of October 31, 2025.

(in thousands)	Restructuring Costs	Amounts paid in quarter ended April 30, 2025	Amounts paid in quarter ended July 31, 2025	Amounts paid in quarter ended October 31, 2025	Restructuring Liability
Severance and Employee Related Costs	$1,215	$(99)	$(310)	$(508)	$298
Other Restructuring Costs	90	—	—	—	90
Total	$1,305	$(99)	$(310)	$(508)	$388

The following table summarizes restructuring costs included in the accompanying condensed consolidated statement of income (loss) for the three and nine months ended October 31, 2025:

	Three Months Ended	Nine Months Ended
	October 31, 2025	October 31, 2025
(in thousands)
Cost of Revenue	$—	$337
Operating Expenses:
Selling & Marketing	7	216
General & Administrative	51	752
Total	$58	$1,305

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
•
Aerospace (formerly - Test & Measurement)* – The Aerospace segment is a leading supplier of aerospace flight deck printers for commercial, military transport, business, and regional aircraft. The printers are used to print hard copies of data required for the safe and efficient operation of aircraft, including navigation maps, clearances, arrival and departure information, NOTAMs, flight itineraries, weather maps, performance data, passenger data, and various air traffic control data. Aerospace products also include aircraft networking hardware for high-speed onboard data transfer. The Aerospace segment also provides repairs, service and spare parts. Aerospace also offers a suite of products and services that acquire data from local and networked data streams and sensors as well as wired and wireless networks.

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

On March 20, 2025, we announced our restructuring actions for fiscal 2026, which included reducing approximately 10% of the Company’s global workforce, primarily in the Product ID segment, and the realignment of our underperforming MTEX operation in

Portugal. As part of this initiative, we have eliminated approximately 70% of the MTEX product portfolio, phasing out low-volume, low-margin and developmental models in the emerging fabric printing market to focus more resources on higher-margin products that provide recurring revenue. In addition, all MTEX sales, marketing and customer support functions were integrated into the AstroNova sales structure. As of October 31, 2025, we have incurred $1.3 million in restructuring charges, primarily related to severance. We expect our restructuring actions to result in $3.0 million in annualized savings, and we anticipate completing the plan by the end of fiscal 2026.

Results of Operations

Three Months Ended October 31, 2025 vs. Three Months Ended November 2, 2024

Revenue by segment and current quarter percentage change over the prior year for the three months ended October 31, 2025 and November 2, 2024 were:

(Dollars in thousands)	October 31, 2025	As a % of Revenue	November 2, 2024	As a % of Revenue	% Change Compared to Prior Year
Product ID	$26,849	68.5%	$26,317	65.1%	2.0%
Aerospace	12,320	31.5%	14,105	34.9%	(12.7)%
Total	$39,169	100.0%	$40,422	100.0%	(3.1)%

Revenue for the third quarter of the current year was $39.2 million, representing a 3.1% decrease compared to the previous year's third quarter. The decrease in current quarter sales is due to lower sales in the Aerospace segment due primarily to a decrease in parts revenue. Revenue through domestic channels for the third quarter of the current year was $24.1 million, representing approximately 60% of our third quarter revenue and reflecting an increase of 2.4% from the prior year’s third quarter domestic revenue of $23.5 million. International revenue for the third quarter of the current year was $15.1 million, representing approximately 40% of our third quarter revenue and reflecting a 10.7% decrease from the previous year's third quarter international revenue. In the third quarter of the current year, tariff mitigation contributed $0.4 million in revenue and international revenue reflected a favorable foreign exchange rate impact of $0.3 million.

Hardware revenue in the third quarter of the current year was $12.7 million, a $1.1 million or 9.4% increase compared to the prior year’s third quarter hardware revenue of $11.6 million. The current quarter’s increase is primarily attributable to a $0.9 million or 65.5% increase in hardware sales from our Astro Machine subsidiary in the Product ID segment due to a large, overdue backlog that was delivered in the current quarter. Also contributing to the current quarter increase was a $0.4 million or 6.1% increase in aerospace printer sales in the Aerospace segment compared to the same period in the prior year. The overall increase in hardware sales was partially offset by a decline in hardware sales from our MTEX location in the Product ID segment and a $0.1 million decline in data recorder sales in our Aerospace segment.

Supplies revenue in the third quarter of the current year was $20.6 million, a $0.3 million or 1.6% decrease compared to the prior year’s third quarter supplies revenue of $20.9 million. The modest decrease in the current quarter supplies revenue is primarily attributable to a $0.4 million or 2.1% decrease in sales of supplies in the Product ID segment. The total decline in supplies revenue for the current quarter was partially offset by an increase in sales of paper supplies for the aerospace printer product line in the Aerospace segment.

Service and other revenues of $5.9 million in the current quarter decreased $2.0 million or 25.5% compared to service and other revenues of $7.9 million in the third quarter of the prior year. The decrease in current quarter service and other revenue was primarily attributable to a $2.2 million or 36.7% sales decline in the service and other revenue from the aerospace printer product line in the Aerospace segment, as prior year sales included a large backlog of printheads that was fulfilled during third quarter of the prior year. The Product ID segment also contributed to the current quarter decline as current quarter service and other revenue declined $0.2 million or 9.8% compared to the same period in the prior year.

The current year's third quarter gross profit was $14.2 million, a 3.5% increase compared to the prior year’s third quarter gross profit of $13.7 million. Current quarter gross profit margin of 36.2% reflected a 230 basis point increase from the prior year’s third quarter gross profit margin of 33.9%. Despite a $0.4 million provision for inventory in the current year, the higher gross profit margin compared to the comparable prior year period is primarily attributable to favorable product mix and lower manufacturing expenses in the current quarter.

Operating expenses for the current quarter of $12.9 million, included $0.3 million of goodwill impairment charges and increased $0.5 million or 3.7% compared to the prior year’s third quarter operating expenses of $12.5 million. Current quarter selling and marketing expenses were $5.6 million, a $1.2 million or 17.2% decrease compared to the third quarter of the prior year. The decrease in selling and marketing expenses for the current quarter was primarily due to decreases in employee wages and benefits, travel and entertainment, advertising, trade shows and commission expenses. Current quarter general and administrative (“G&A”) expenses were $5.1 million, a 32.9% increase compared to prior year third quarter G&A expenses of $3.9 million. Current quarter G&A expenses included non-recurring charges of $0.1 million for restructuring, $0.4 million for legal, and $0.2 million related to our contested proxy solicitation. Prior year third quarter G&A included non-recurring charges of $0.3 million for our MTEX acquisition. Excluding these non-recurring charges, current year G&A expenses increased $0.8 million compared to the prior year primarily due to current quarter increases in employee wages and benefits. Research and development (“R&D”) expenses were $1.9 million in the current quarter, a 3.0% increase compared to the third quarter prior year R&D expenses of $1.8 million. The modest increase in R&D expenses from the prior year was primarily due to increases in employee wages, partially offset by decreases in product testing and consulting expenses. R&D spending as a percentage of revenue for the current quarter was 4.8% as compared to 4.6% for the same period in the prior year.

We recognized a federal, state and foreign income tax benefit for the third quarter of the current year of $0.1 million resulting in an effective tax rate of 51.2%. The effective tax rate in this period was directly impacted by a $2,000 tax expense arising from shortfall tax expense related to our stock and a $22,000 tax expense related to federal return to provision differences. . During the three months ended November 2, 2024, we recognized an income tax expense of $34,000. The effective tax rate in this period was directly impacted by the return to provision associated with our fiscal 2024 federal tax return which resulted in a $157,000 decrease to tax expense, and a tax benefit of $56,000 related to the foreign return to provision differences.

We reported a net income of $0.4 million or $(0.05) per diluted share for the third quarter of the current year. Current quarter net income and net income per diluted share were impacted by restructuring charges of $0.1 million ($0.0 million net of tax or $0.00 per diluted share), legal fees related to the MTEX litigation of $0.4 million ($0.3 million net of tax or $0.04 per diluted share), non-recurring costs related to our contested proxy solicitation of $0.2 million ($0.1 million net of tax or $0.02 per diluted share), goodwill impairment charge of $0.3 million ($0.2 million net of tax or $0.03 per diluted share) and non-recurring other expenses of $0.2 million ($0.2 million net of tax or $0.02 per diluted share). Net income for the prior year’s third quarter was $0.2 million or $0.03 per diluted share. Net income and net income per diluted share for the quarter ended November 2, 2024 were impacted by transaction costs of $0.3 million ($0.3 million net of tax or $0.03 per diluted share), related to the MTEX acquisition.

Nine Months Ended October 31, 2025 vs. Nine Months Ended November 2, 2024

Revenue by segment and current period percentage change over the prior year for the nine months ended October 31, 2025 and November 2, 2024 were:

(Dollars in thousands)	October 31, 2025	As a % of Revenue	November 2, 2024	As a % of Revenue	% Change Compared to Prior Year
Product ID	$77,891	68.9%	$76,667	67.3%	1.6%
Aerospace	35,088	31.1%	37,255	32.7%	(5.8)%
Total	$112,979	100.0%	$113,922	100.0%	(0.8)%

Revenue for the first nine months of the current year was $113.0 million, representing a 0.8% decrease compared to the previous year’s first nine months’ revenue. Revenue through domestic channels for the first nine months of the current year was $68.7 million, an increase of 2.7% from the prior year’s domestic revenue of $66.8 million. International revenue for the first nine months of the current year was $44.3 million, a 5.9% decrease from the previous year’s international revenue of $47.1 million. In the first nine months of the current year, tariff mitigation contributed $0.4 million in revenue and international revenue international revenue reflected a favorable foreign exchange rate impact of $0.7 million.

Hardware revenue for the first nine months of the current year was $34.9 million, representing a 6.4% increase compared to $32.9 million in the same period of the prior year. This growth was driven primarily by the Product ID segment, where hardware sales totaled $14.6 million, an increase of 15.3% or $1.9 million over the prior year’s $12.7 million in hardware sales. This increase was primarily attributable to our Astro Machine subsidiary, where a large overdue backlog order was delivered in the current year. Aerospace segment hardware sales contributed $20.3 million, a slight increase of 0.7% from $20.2 million in the prior year, reflecting higher sales of aerospace printers, partially offset by a decline in data recorder product line sales.

Supplies revenue in the first nine months of the current year was $61.1 million, representing a 1.2% decrease compared to the prior year’s nine months’ supplies revenue of $61.9 million, as supplies revenue decreased slightly in both the Product ID and Aerospace segments in the current year. The Product ID supply sales decrease relates primarily to a decline in sales of our ink jet supply products in our QuickLabel and Trojan Label product groups, which was slightly offset by an increase in ink jet sales in our Astro Machine product group. Also contributing to the decrease in the current year’s supplies revenue was a decline in paper revenue for the airborne printer product line in the Aerospace segment.

Service and other revenues were $16.9 million in the first nine months of the current year, a 12.0% decrease compared to the prior year’s first nine months of service and other revenues of $19.2 million. Both Product ID and Aerospace segments experienced lower services and other revenue in the current period, however, the decrease is primarily due to a $2.0 million or 15.3% decline in parts revenue in the Aerospace segment as prior year sales included a large backlog of printheads that was fulfilled during third quarter of the prior year.

Gross profit for the first nine months of the current year was $38.5 million, a 3.8% decrease compared to the prior year’s gross profit of $40.0 million. Our gross profit margin of 34.1% in the current year reflects a 110 basis point decrease from the prior year’s first nine months’ gross profit margin of 35.1%. The decrease in gross profit and related profit margin for the current year is primarily attributable to lower sales, product mix and $0.8 million in total non-recurring expenses related to inventory step-up, inventory provision and restructuring costs in the current year.

Operating expenses for the first nine months of the current fiscal year of $37.3 million included $0.3 million of goodwill impairment charges and increased 2.7% compared to the prior year’s first nine months’ operating expenses of $36.3 million. Selling and marketing expenses for the current year were $16.9 million, a decrease of 11.8% compared to the previous year’s $19.1 million. Excluding the increase of $0.3 million for the full nine months of MTEX expenses recognized in the current year and the $0.2 million increase related to restructuring expenses, current year selling and marketing expenses decreased 14.7%, or $2.8 million compared to the prior year. The decrease for the current year was primarily due to a decline in employee wages and benefits, and travel and entertainment expenses. G&A expenses increased 22.7% to $15.1 million in the first nine months of the current year compared to $12.3 million in the first nine months of the prior year. Excluding current year total non-recurring costs of $2.0 million for legal fees, contested proxy solicitation, restructuring and MTEX acquisition costs, G&A expenses increased $0.7 million or 6.1% compared to the prior year primarily due to increased employee benefits, and insurance expenses. Prior year G&A included non-recurring charges of $1.1 million for our MTEX acquisition and CFO transition. R&D spending in the first nine months of the current year was $5.0 million, a 3.3% increase compared to the prior year’s first nine months R&D spend of $4.9 million. Excluding the $0.8 million increase in R&D related to the inclusion of MTEX for the full year in fiscal 2026, the current year R&D expense decreased $0.6 million from the same period in the prior year primarily as a result of declines in product testing and consulting expenses and a decrease in employee benefits. Current year’s spending on R&D represents 4.4% of revenue compared to the prior year’s first nine months’ level of 4.3%.

We recognized a $0.5 million income tax benefit for the first nine months of the current fiscal year, resulting in an effective tax rate of 28.9%. The effective tax rate in this period was directly impacted by a $109,000 tax expense related to the return to provision associated with our fiscal 2023 amended state tax returns. Additional impacts on the effective tax rate included an $81,000 tax expense arising from a shortfall tax expense related to our stock, a $26,000 tax benefit related to the expiration of the statute of limitations on a previously uncertain tax position and a $43,000 tax benefit related to foreign return to provision differences. We recognized a $0.1 million income tax benefit for the first nine months of the prior fiscal year, resulting in an effective tax rate of (14.3)%. The effective tax rate in this period was directly impacted by a $281,000 tax benefit related to a previously unrecorded reduction in our future income tax payable balance that should have been discretely recognized in the fourth quarter of fiscal year 2024, netted against the tax expense related to amending our fiscal year 2023 federal tax return, and the current quarter tax benefit related to the return to provision associated with our fiscal year 2024 federal tax return. Additional impacts on the effective tax rate include a $218,000 tax benefit related to foreign return to provision differences and an $88,000 tax benefit arising from windfall tax benefits related to our stock.

We reported net loss of $1.2 million, or $0.16 per diluted share, for the first nine months of the current year. Net loss and net loss per diluted share for the nine months ended October 31, 2025, were impacted by an inventory provision of $0.4 million ($0.3 million net of tax or $0.04 per diluted share), inventory step up cost of $0.1 million ($0.1 million net of tax or $0.01 per diluted share) and transaction costs of $0.3 million ($0.2 million net of tax or $0.03 per diluted share), both related to the MTEX acquisition, restructuring charges of $1.3 million ($1.0 million net of tax or $0.13 per diluted share), legal fees related to the MTEX litigation of $0.5 million ($0.4 million net of tax or $0.05 per diluted share), non-recurring proxy costs of $0.5 million ($0.4 million net of tax or $0.05 per diluted share) and $0.2 million in non-recurring other expenses ($0.1 million net of tax or $0.01 per diluted share). We reported net income of $1.1 million, or $0.15 per diluted share, for the first nine months of the prior year. Net income and net income per diluted share for the nine months ended November 2, 2024 were impacted by an inventory step up cost of $0.2 million ($0.1 million net of tax or $0.01 per diluted share) and transaction costs of $0.9 million ($0.7 million net of tax or $0.09 per diluted share), both related to the MTEX acquisition and CFO transition charges of $0.4 million ($0.3 million net of tax or $0.05 per diluted share).

Segment Analysis

We report two segments: Product ID and Aerospace and evaluate segment performance based on the segment profit before G&A expenses. Summarized below are the revenue and segment operating profit for each reporting segment:

	Three Months Ended				Nine Months Ended
	Revenue		Segment Operating Profit		Revenue		Segment Operating Profit
(In thousands)	October 31, 2025	November 2, 2024	October 31, 2025	November 2, 2024	October 31, 2025	November 2, 2024	October 31, 2025	November 2, 2024
Product ID	$26,849	$26,317	$1,878	$1,868	$77,891	$76,667	$6,585	$7,208
Aerospace	12,320	14,105	4,531	3,251	35,088	37,255	9,707	8,806
Total	$39,169	$40,422	6,409	5,119	$112,979	$113,922	16,292	16,014
General and Administrative Expenses			5,122	3,855			15,140	12,343
Operating Income			1,287	1,264			1,152	3,671
Interest Expense			827	944			2,609	2,363
Other (Income)/Expense, net			210	46			291	337
Income (Loss) Before Income Taxes			250	274			(1,748)	971
Income Tax Provision (Benefit)			(128)	34			(506)	(139)
Net Income (Loss)			$378	$240			$(1,242)	$1,110

Product ID

During the second quarter of fiscal 2025 we acquired MTEX, a Portugal-based manufacturer of digital printing equipment that brought us new technology, a low-cost manufacturing facility and a larger addressable market. Since the closing of that transaction on May 6, 2024, MTEX has been reported as a part of our Product ID segment. Although we remain optimistic about the opportunities created by MTEX’s complementary product portfolio and anticipate improved overall business and enhanced customer service as we integrate MTEX’s advanced technology across other areas of our product portfolio, the integration of MTEX has been more time-consuming and resource-intensive than we originally anticipated. Additionally, in the course of integrating MTEX into our operations, we have discovered certain facts that we believe may constitute breaches of the representations and warranties included in the definitive agreements governing our acquisition of MTEX. We are continuing to investigate these matters and are seeking remedies from the seller under those agreements.

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

The table below provides Product ID revenue by the markets in which products and services are sold for the three and nine months ended October 31, 2025 and November 2, 2024:

	Three Months Ended		Nine Months Ended
(In thousands)	October 31, 2025	November 2, 2024	October 31, 2025	November 2, 2024
Desktop Label Printers	$16,115	$15,408	$46,783	$45,977
Mail & Sheet/Flat Pack Printers	4,280	3,679	12,070	11,080
Professional Label Printers	3,636	3,423	10,389	10,900
Direct to Package/Overprint Printers	2,371	3,627	7,996	8,339
Flexible Packaging Printers	79	15	179	15
Other	368	165	474	356
TOTAL	$26,849	$26,317	$77,891	$76,667

Revenue from the Product ID segment increased $0.5 million or 2.0%, in the third quarter of the current year, with revenue of $26.8 million compared to $26.3 million in the same period of the prior year. The current quarter increase is primarily attributable to an increase in sales of both desktop label printers and mail & sheet /flat pack printers. The increase in current quarter sales were partially offset by a $1.3 million or 34.6% decline in sales of direct to package/overprint printers compared to the same period in the prior year. The Product ID segment recognized current quarter segment operating income of $1.9 million, reflecting a profit margin of 7.0% which was flat as compared to the prior year’s third quarter segment profit of $1.9 million and related margin of 7.1%. The current year third quarter segment operating margin was negatively impacted by slightly lower sales, product mix and higher costs in the current period, in part associated with non-recurring inventory and restructuring costs.

Revenue from the Product ID segment increased $1.2 million or 1.6%, in the first nine months of the current year, with revenue of $77.9 million compared to $76.7 million in the same period of the prior year. This increase was primarily attributable to increased sales of both mail & sheet /flat pack printers, which increased $1.0 million or 8.9%, and desktop label printers, which increased $0.8 million or 1.8% compared to the prior year. The increase in revenue for the nine months of the current year was partially offset by the $0.5 million decrease in professional label printer sales and the $0.3 million decrease in direct to package/overprint printer sales. The Product ID segment recognized current year operating income of $6.6 million, reflecting a profit margin of 8.5%. This compares to segment operating profit of $7.2 million and a related profit margin of 9.4% for the first nine months of the prior year. The decrease in Product ID segment operating margin in the current period is primarily due to higher period and manufacturing costs, along with unfavorable product mix.

Aerospace

We define the primary markets we serve through our Aerospace segment as follows:

•
Aftermarket - Includes - parts, paper and repairs for the hardware we provide to the commercial, defense, regional and business jet markets
•
Commercial Aircraft - Customers include aircraft OEMs, Tier 1 suppliers and operators of commercial transport aircraft
•
Defense - Customers include manufacturers and operators of military transport aircraft (flight deck printers and networking systems); test and launch facilities related to rockets and missiles and specialty munitions (data acquisition products)
•
Regional and Business Jet Aircraft - Customers include aircraft OEMs, and operators of regional transport aircraft and business jets

The table below provides Aerospace revenue by the markets in which products and services are sold for the three and nine months ended October 31, 2025 and November 2, 2024:

	Three Months Ended		Nine Months Ended
(In thousands)	October 31, 2025	November 2, 2024	October 31, 2025	November 2, 2024
Aftermarket	$4,955	$7,058	$14,819	$17,078
Commercial Aircraft	5,764	5,221	15,431	15,333
Defense	766	734	2,624	1,671
Regional and Business Jet Aircraft	634	993	1,461	2,294
Other	201	99	753	879
TOTAL	$12,320	$14,105	$35,088	$37,255

Revenue from the Aerospace segment was $12.3 million for the third quarter of the current fiscal year, representing a $1.8 million or 12.7% decrease compared to revenue of $14.1 million for the same period in the prior year. The decrease in revenue for the current quarter is primarily attributable to a $2.1 million or 29.8% decrease in aftermarket sales compared to the same period in the prior year as prior year sales included a large backlog of printheads that was fulfilled during third quarter of the prior year. Also contributing to the current quarter decrease in revenue was a $0.4 million or 36.2% decline in regional and business jet aircraft sales compared to the prior year’s third quarter. The current quarter decrease was partially offset by an increase in commercial aircraft sales of $0.5 million or 10.4% compared to the prior year third quarter sales. Aerospace’s third quarter segment operating profit was $4.5 million, reflecting a profit margin of 36.8%, compared to the prior year third quarter segment operating profit of $3.3 million and operating profit margin of 23.0%. Despite lower sales, the increase in Aerospace’s current year third quarter segment operating profit and margin is due to product mix and lower manufacturing and operating costs.

Revenue from the Aerospace segment was $35.1 million for the first nine months of the current fiscal year, representing a $2.2 million or 5.8% decrease compared to revenue of $37.3 million for the same period as the prior year. The decrease in revenue for the first nine months of the current fiscal year is primarily attributable to a decline in sales in our aftermarket, regional and business jet aircraft, and other markets totaling $3.2 million compared to the same period in the prior year primarily due to a large backlog of printheads that was fulfilled during the third quarter of the prior year. The decrease in Aerospace revenue in the first nine months of the current fiscal year was partially offset by a $1.0 million or 57.0% increase in defense market sales. Aerospace’s segment operating profit for the first nine months of the current year was $9.7 million, reflecting a profit margin of 27.7%, compared to the first nine months of the prior fiscal year’s segment operating profit of $8.8 million and operating profit margin of 23.6%. Despite lower sales, the increase in Aerospace’s current year segment operating profit and related margin is due to product mix and lower manufacturing and operating costs.

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

We believe cash flow generation from operations and available unused credit capacity under our revolving credit facility will support our anticipated needs. Additionally, as discussed below, on October 31, 2025, we amended our credit agreement with Bank of America to, among other things, extend the maturity date of the revolving credit facility thereunder and the amortization schedule and final maturity dates of the term loans thereunder.

On October 31, 2025, we entered into a Sixth Amendment to Amended and Restated Credit Agreement (the “Amendment”) with Bank of America, N.A., as lender (the “Lender”). The Amendment amended and otherwise modified the Amended and Restated Credit Agreement dated as of July 30, 2020, as previously amended and otherwise modified, including, but not limited to, by the Fifth Amendment to Amended and Restated Credit Agreement and Waiver Agreement dated as of September 8, 2025 (such Amended and Restated Credit Agreement, as so previously amended and otherwise modified, the “Existing Credit Agreement”; the Existing Credit Agreement, as amended and otherwise modified by the Amendment, the “Amended Credit Agreement”), among the Company as borrower, Astro Machine Corporation (“Astro Machine”) as guarantor, and the Lender.

The Amended Credit Agreement provides for, among other modifications of the Existing Credit Agreement, (i) an increase in the aggregate principal amount of the revolving credit facility commitment thereunder from $25,000,000 to $27,500,000 until July 31, 2026, after which the aggregate principal amount of the revolving credit facility will reduce to $25,000,000; (ii) an extension of the maturity date of the revolving credit facility thereunder from August 4, 2027 to August 4, 2028; and (iii) the refinancing of the existing term loans under the Existing Credit Agreement into a new term loan in the principal amount of $10,000,000 (the “Term Loan”) and a new term A-2 loan in the principal amount of $9,720,000 (the “Term A-2 Loan”). At the closing of the Amendment, we borrowed the entire $10,000,000 Term Loan, the entire $9,720,000 Term A-2 Loan and $1,500,000 under the revolving credit facility. The proceeds of such borrowings were used primarily to repay and refinance in full the existing term loans under the Existing Credit Agreement and to pay certain related transaction costs. The revolving credit facility may otherwise be used for general corporate purposes.

At October 31, 2025, our cash and cash equivalents were $3.6 million. We have borrowed $17.9 million on our revolving line of credit with Bank of America and have $9.6 million available for borrowing under that facility as of October 31, 2025. Additionally, MTEX has a EUR 0.5 million ($0.6 million) available line of credit with Caixa Central de Crédito Agricola Mutuo. This credit line was established in December 2023 and is renewable every six months. There is $0.3 million outstanding on this line of credit as of October 31, 2025.

Indebtedness

Term Loans and Revolving Credit Loans

The Amended Credit Agreement requires that the Term Loan be paid in quarterly installments on the last day of each fiscal quarter of the Company (commencing with the fiscal quarter ending January 31, 2026) through July 31, 2028, in the principal amount of $500,000 each, and the entire then-remaining principal balance of the Term Loan is required to be paid on August 4, 2028. The Amended Credit Agreement requires that the Term A-2 Loan be paid in monthly installments on the last day of each calendar month of the Company (commencing with November 2025) through July 31, 2035, in the principal amount of $40,500 each, and the entire then-remaining principal balance of the Term A-2 Loan is required to be paid on August 4, 2035. We may voluntarily prepay the Term Loan or the Term A-2 Loan, in whole or in part, from time to time without premium or penalty (other than customary breakage costs, if applicable). We may repay borrowings under the revolving credit facility at any time without premium or penalty (other than customary breakage costs, if applicable), but in any event no later than August 4, 2028, and any outstanding revolving loans thereunder will be due and payable in full, and the remainder of the revolving credit facility will terminate, on such date. We may reduce or terminate the revolving credit facility at any time, subject to certain thresholds and conditions, without premium or penalty.

As under the Existing Credit Agreement, the loans under the Amended Credit Agreement are subject to certain mandatory prepayments, subject to various exceptions, from (a) net cash proceeds from certain dispositions of property, (b) net cash proceeds from certain issuances of equity, (c) net cash proceeds from certain issuances of additional debt and (d) net cash proceeds from certain extraordinary receipts. If the revolving credit facility commitment is terminated in full for any reason (whether by scheduled maturity, required prepayment, acceleration, demand, optional termination, or otherwise), we are required to prepay the Term A-2 Loan in full concurrently with such termination.

Amounts repaid under the revolving credit facility may be reborrowed, subject to continued compliance with the Amended Credit Agreement. No amount of the Term Loan or the Term A-2 Loan that is repaid may be reborrowed.

The Term Loan, the Term A-2 Loan and revolving credit loans bear interest at a rate per annum equal to, at our option, (a) the Term SOFR rate as defined in the Amended Credit Agreement (or, in the case of revolving credit loans denominated in Euros or another currency other than U.S. Dollars, the applicable quoted rate), plus a margin that varies within a range of 1.60% to 3.25% based on our consolidated leverage ratio, (b) the Daily Floating Term SOFR rate as defined in the Amended Credit Agreement (or, in the case of revolving credit loans denominated in Euros or another currency other than U.S. Dollars, the applicable quoted rate), plus a margin that varies within a range of 1.60% to 3.25% based on our consolidated leverage ratio or (c) a fluctuating reference rate equal to the highest of (i) the federal fund rate plus 0.50%, (ii) Bank of America’s publicly announced prime rate, (iii) the Term SOFR Rate plus 1.00%, or (iv) 0.50%, plus a margin that varies within a range of 0.60% to 2.25% based on our consolidated leverage ratio. In addition to certain other fees and expenses that are required to be paid by us to the Lender, we are required to pay a commitment fee on the undrawn portion of the revolving credit facility that varies within a range of 0.15% and 0.40% based on our consolidated leverage ratio.

We must comply with various customary financial and non-financial covenants under the Amended Credit Agreement, certain provisions of which covenants were modified by the Amendment. The financial covenants under the Amended Credit Agreement consist of a maximum consolidated leverage ratio that is tested on the last day of each fiscal quarter of the Company and a minimum consolidated fixed charge coverage ratio that is tested on the last day of each fiscal quarter of the Company; the minimum consolidated interim fixed charge coverage ratio under the Existing Credit Agreement was eliminated by the Amendment. The primary non-financial covenants limit our and our subsidiaries’ ability to incur future indebtedness, to place liens on assets, to pay dividends or distributions on our or their capital stock, to repurchase or acquire our or their capital stock, to conduct mergers or acquisitions, to sell assets, to alter our or their capital structure, to make investments and loans, to change the nature of our or their business, and to prepay subordinated indebtedness, in each case subject to certain exceptions and thresholds as set forth in the Amended Credit Agreement. As of October 31, 2025, we believe we are in compliance with all of our covenants in the Amended Credit Agreement.

The Lender is entitled to accelerate repayment of the loans and to terminate its revolving credit commitment under the Amended Credit Agreement upon the occurrence of any of various customary events of default, which include, among other events, the following (which are subject, in some cases, to certain grace periods): failure to pay when due any principal, interest or other amounts in respect of the loans, breach of any of our covenants or representations under the loan documents, default under any other of our or our subsidiaries’ significant indebtedness agreements, a bankruptcy, insolvency or similar event with respect to us or any of our subsidiaries, a significant unsatisfied judgment against us or any of our subsidiaries, or a change of control with respect to us.

Our obligations under the Amended Credit Agreement continue to be secured by substantially all of the personal property assets of the Company (including a pledge of the equity interests held by the Company in its subsidiaries ANI ApS, AstroNova GmbH, AstroNova SAS and AstroNova Portugal, Unipessoal, Lda), subject to certain exceptions, and are guaranteed by, and secured by substantially all of the personal property assets of, Astro Machine. Our obligations under the Amended Credit Agreement also continue to be secured by a mortgage on the Company’s owned real property in West Warwick, Rhode Island, and are also secured by a mortgage on Astro Machine’s owned real property in Elk Grove Village, Illinois, which mortgage was entered into in connection with the closing of the Amendment.

Equipment Financing

In January 2024, we entered into a secured equipment loan facility agreement with Banc of America Leasing & Capital, LLC and borrowed the principal amount of $0.8 million thereunder for the financing of our purchase of production equipment. The loan matures on January 23, 2029, and bears interest at a fixed rate of 7.06%.

Assumed Financing Obligations of MTEX

In connection with the purchase of MTEX, we assumed certain existing financing obligations of MTEX that remain outstanding as of October 31, 2025. The long-term debt obligations of MTEX that remain outstanding include a term loan (the “MTEX Term Loan”) pursuant to the agreement dated December 22, 2023 (the “MTEX Term Loan Agreement”) between MTEX and Caixa Central de Crédito Agricola Mutuo. The remaining balance for the MTEX Term Loan is EUR 1.4 million ($1.6 million) at October 31, 2025. The MTEX Term Loan requires monthly principal and interest payments approximately EUR 17,000 ($20,000) continuing through maturity on December 21, 2033, and bears interest at a rate per annum equal to the EURIBOR 12-month rate plus a 2% margin.

MTEX has also received government assistance in the form of interest-free loans from government agencies located in Portugal (the “MTEX Government Grant Term Loans”). The MTEX Government Grant Term Loans are to be repaid to the applicable government agencies and are classified as long-term debt. The current balance of the MTEX Government Grants Term Loans as of October 31, 2025 is EUR 0.3 million ($0.4 million). The MTEX Government Grant Term Loans provide interest-free financing so long as monthly principal payments are made. In the event that MTEX and the applicable government agency renegotiate the payment dates, interest will be calculated according to a rate determined by the government agency as of the date of renegotiation and added to the outstanding principal payments. The MTEX Government Grant Term Loans outstanding as of October 31, 2025 mature at different dates through January 2027.

Additionally, we assumed short-term financing obligations of MTEX including letters of credit, maturing term loans, and financing arrangements for working capital classified as debt. As of October 31, 2025, all of these short-term financing obligations assumed have been paid and none remain outstanding.

Cash Flow

Our statements of cash flows for the nine months ended October 31, 2025 and November 2, 2024, are included in Part I, Item 1 of this Quarterly Report on Form 10-Q. Net cash provided by operating activities was $8.1 million for the first nine months of fiscal 2026 compared to $2.3 million for the same period of the previous year. Despite the shift from a net income to a net loss position, the increase in net cash provided by operations for the first nine months of the current year is primarily due to the increased cash provided by working capital. The combination of changes in accounts receivable, inventory, income taxes payable, accounts payable, accrued expenses and deferred revenue increased cash by $3.6 million for the first nine months of fiscal 2026, compared to a decrease of $2.0 million for the same period in fiscal 2025.

Our accounts receivable balance decreased to $20.4 million at the end of the third quarter of fiscal 2026 compared to $21.2 million at year end. Days sales outstanding for the third quarter of the current year decreased to 48 days compared to 51 days at year end. Our inventory balance decreased to $45.1 million at the end of the third quarter of fiscal 2026, compared to $47.9 million at year end, reflecting our strategic decision to reduce advance purchasing intended to mitigate lead-time and availability risks while focusing on utilizing and managing existing inventory. Inventory days on hand decreased to 174 days at the end of the current quarter from 175 days at year end.

Our cash position at October 31, 2025 was $3.6 million compared to $5.1 million at year end. The decrease in cash during the current quarter was primarily a result of cash outflows during the current year, which included net payments on our long-term debt and revolving credit facility of $8.6 million, payment of our guaranteed royalty obligation of $1.0 million, and cash used for capital expenditures of $0.2 million. This decrease in cash was offset by cash provided by operations.

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

Foreign Currency Exchange Risk

The functional currencies of our foreign subsidiaries and branches are the local currencies—the British Pound in the U.K., the Canadian Dollar in Canada, the Danish Kroner in Denmark, the Chinese Yuan in China, and the Euro in France, Germany and Portugal. We are exposed to foreign currency exchange risk as the functional currency financial statements of foreign subsidiaries are translated to U.S. dollars. The assets and liabilities of our foreign subsidiaries having a functional currency other than the U.S. dollar are translated into U.S. dollars at the exchange rate prevailing at the balance sheet date, and at an average exchange rate for the reporting period for revenue and expense accounts. The cumulative foreign currency translation adjustment is recorded as a component of accumulated other comprehensive income (loss) in shareholders’ equity. The reported results of our foreign subsidiaries will be influenced by their translation into U.S. dollars by currency movements against the U.S. dollar. Our primary currency translation exposure is related to our subsidiaries that have functional currencies denominated in Danish Kroner and the Euro. A hypothetical 10% change in the rates used to translate the results of our foreign subsidiaries would result in an increase or decrease in our consolidated net income of less than $0.5 million for the quarter ended October 31, 2025.

Transactional exposure arises where transactions occur in currencies other than the functional currency. Transactions in foreign currencies are recorded at the exchange rate prevailing at the date of the transaction. The resulting monetary assets and liabilities are translated into the appropriate functional currency at exchange rates prevailing at the balance sheet date and the resulting gains and losses are reported as foreign exchange gain (loss) in the consolidated statements of income. Foreign exchange losses resulting from transactional exposure were less than $0.1 million for the nine months ended October 31, 2025.

During the nine months ended October 31, 2025, there were no material changes to our interest rate risk disclosures as set forth in Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended January 31, 2025.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the fiscal quarter ended October 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On March 11, 2025, Effort Premier Solutions LDA (“Effort”) and Elói Serafim Alves Ferreira initiated arbitration proceedings against us and our subsidiary AstroNova Portugal, Unipessoal, Lda. before the Arbitration Center located in Oporto, Portugal. The claim alleges, among other things, breaches of the MTEX acquisition agreement and damage to Mr. Ferreira’s professional reputation.

On March 31, 2025, we filed a preliminary response rejecting these claims and formally notified the Arbitration Center of our intention to file counterclaims for, among other things, breaches of the MTEX acquisition agreement. The Arbitration Court has been constituted, and procedural rules were agreed upon at the initial meeting on May 28, 2025.

Effort and Mr. Ferreira submitted their formal claim against us and our subsidiary, AstroNova Portugal, Unipessoal, Lda. on June 30, 2025. We filed our response and counterclaim on September 15, 2025. Effort and Mr. Ferreira have asserted claims against us for damages in the amount of Euro 5.2 million ($6.0 million as of October 31, 2025) in respect of alleged breaches of the MTEX acquisition agreement, as well damages in an unspecified amount in respect of alleged damage to Mr. Ferreira’s professional reputation. Mr. Ferreira also requested that the Arbitration Court order us to release him and his spouse as guarantors of certain of MTEX’s indebtedness or, in the alternative, to pay damages in an unspecified amount in relation thereto. Pursuant to our counterclaims, we asserted claims for damages against Effort and Mr. Ferreira in the amounts of Euro 22.3 million ($25.8 million as of October 31, 2025) in respect of breaches by Effort and Mr. Ferreira of the MTEX acquisition agreement, as well as additional damages, which cannot be quantified at this time, related to certain claims asserted against MTEX by its customers. Subsequent replies were exchanged through October 31, 2025. Both parties have requested evidence production, and a preliminary hearing will follow to address disputed facts and evidentiary matters. We believe that the claims asserted against us by Effort and Mr. Ferreira are without merit and we intend to continue vigorously to defend those claims and to prosecute our counterclaims. The evidentiary process and hearings are planned over the next six months, and any ruling is not expected until the first half of calendar year 2026.

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

Our credit agreement with Bank of America, N.A. (as amended through October 31, 2025, the “Amended Credit Agreement”) requires us, among other things, to satisfy certain financial ratios on an ongoing basis, consisting of a maximum consolidated leverage ratio and a minimum consolidated fixed charge coverage ratio. We are also required to comply with other covenants and conditions set forth in our Amended Credit Agreement, including, among others, limitations on our and our subsidiaries’ ability to incur future indebtedness, to place liens on assets, to pay dividends or distributions on our or their capital stock, to repurchase or acquire our or their capital stock, to conduct mergers or acquisitions, to sell assets, to alter our or their capital structure, to make investments and loans, to change the nature of our or their business, and to prepay subordinated indebtedness, in each case subject to certain exceptions and thresholds as set forth in the Amended Credit Agreement. At October 31, 2025, we believe were in compliance with the Amended Credit Agreement, which governs our outstanding term loans and revolving credit facility. In prior quarters, when we were not in compliance with our credit agreement, we have been able to obtain from Bank of America waivers or amendments that addressed the associated events of default. However, there can be no assurance that we would be able to renegotiate the terms of our Amended Credit Agreement (or any successor credit agreement) in the event of further covenant violations or other events of default thereunder. If, in the future, we were to violate the terms of the Amended Credit Agreement (or any successor credit agreement) and we were unable to renegotiate its terms at that time or secure alternative financing, it could have a material adverse impact on us.

Tariffs and other trade restrictions may have an adverse impact on our business, operations and financial results.

We source materials from, manufacture products in, and sell products to foreign countries. As a result, the price and availability of our products is susceptible to international trade risks and other international conditions. Countries may impose, modify, and remove tariffs and other trade restrictions in response to a diverse array of factors, including global and national economic and political conditions, which make it impossible for us to predict future developments regarding tariffs and other trade restrictions. For example, the U.S. government has in recent years imposed increased tariffs on imports from certain foreign countries, such as China, and any imposition of additional tariffs by the United States could result in the adoption of tariffs by other countries, leading to a global trade war. Any such future tariffs by the United States or other countries could have a significant impact on our business, operating results and financial condition.

Tariffs have increased and may in the future continue to increase our cost of materials, which could require us to raise the prices we charge to our customers. Such price increases may reduce demand for our products and may not fully offset the impact of tariffs, potentially lowering our margins. If the United States government imposes additional tariffs or increases existing tariffs, or if additional tariffs or trade restrictions are implemented by other countries, these actions could significantly disrupt our supply chain, negatively affect customer demand, and adversely impact our business, financial condition, and results of operations.

There have been no other material updates to the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2025.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

During the third quarter of fiscal 2026, we made the following repurchases of our common stock:

	Total Number of Shares Repurchased		Weighted Average Price paid Per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Be Purchased Under the Plans or Programs
August 1 - August 31	—		$—		—	—
September 1 - September 30	330	(a)	$10.37	(a)	—	—
October 1 - October 31	—		$—		—	—

(a)
Employees of the Company delivered 330 shares of our common stock toward the satisfaction of taxes due in connection with the vesting of restricted shares. The shares delivered were valued at an average market value of $10.37 per share and are included with treasury stock in our condensed consolidated balance sheet as of October 31, 2025.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

During the three months ended October 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-rule 10b5-1 trading arrangement,” as each term is defined in item 408(a) of Regulation S-K.

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

10.1

Letter Agreement dated August 2, 2025 between the Company and Jorik Ittmann, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, event date July 31, 2025, filed with the SEC on August 4, 2025 and incorporated by reference herein.

10.2

Letter Agreement dated August 2, 2025 between the Company and Thomas DeByle, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, event date July 31, 2025, filed with the SEC on August 4, 2025 and incorporated by reference herein.

10.3

Letter Agreement dated August 2, 2025 between the Company and Tom Carll, filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, event date July 31, 2025, filed with the SEC on August 4, 2025 and incorporated by reference herein.

10.4

Letter Agreement dated August 2, 2025 between the Company and Michael Natalizia, filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K, event date July 31, 2025, filed with the SEC on August 4, 2025 and incorporated by reference herein.

10.5

Cooperation Agreement dated August 21, 2025 by and among the Company, Samir Patel and Askeladden Capital Management LLC, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, event date August 21, 2025, filed with the SEC on August 21, 2025 and incorporated by reference herein.

10.6

Sixth Amendment to Amended and Restated Credit Agreement and Waiver Agreement dated as of October 31, 2025 among AstroNova, Inc., Astro Machine Corporation and Bank of America, N.A., filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, event date October 31, 2025, filed with the SEC on November 6, 2025 and incorporated by reference herein.

10.7	Amendment to Employment Contract dated August 11, 2025 between the Company and Padraig Finn.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document—the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASTRONOVA, INC. (Registrant)

Date: December 10, 2025	By	/s/ Jorik E. Ittmann
Jorik E. Ittmann,
President and Chief Executive Officer
(Principal Executive Officer)

	By	/s/ Thomas D. DeByle
Thomas D. DeByle,
Vice President, Chief Financial Officer and Treasurer
(Principal Accounting Officer and Principal Financial Officer)