Form 10-K
period 2026-01-31
AstroNova, Inc.
filed 2026-04-15
CIK 8146

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2026

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

The aggregate market value of the registrant’s voting common equity held by non-affiliates at July 31, 2025, was approximately $85,207,000 based on the closing price on the Nasdaq Global Market on that date. The registrant has no non-voting common shares.

As of April 10, 2026, there were 7,692,840 shares of Common Stock (par value $0.05 per share) of the registrant outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s definitive Proxy Statement for the 2026 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

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

Our business consists of two segments, Product Identification (“Product ID”) and Aerospace. The Product ID segment includes specialty printing systems and related supplies sold under the QuickLabel®, TrojanLabel®, AstroJet and GetLabels™brand names. The Aerospace segment includes our line of aerospace printers, Ethernet networking products and test and measurement data acquisition systems sold under the AstroNova® brand name. Refer to Note 17, “Segment Reporting and Geographical Information,” in our audited consolidated financial statements elsewhere in this report for financial information regarding our segments.

On May 4, 2024, we entered into an agreement to acquire MTEX New Solution, S.A. (“MTEX”), a Portugal-based manufacturer of digital printing equipment that addresses a variety of markets and applications including packaging and labeling. We reported MTEX as a part of our Product ID segment as of May 6, 2024, the closing date of this acquisition. Refer to Note 2, “Acquisition,” in our audited consolidated financial statements included elsewhere in this report for further details on this acquisition.

On April 7, 2026, we announced that our board of directors (the “Board”) will perform a review and evaluation of strategic alternatives to maximize shareholder value. This review will consider potential strategic, business and financial alternatives, which may include, among other things, a sale of all or part of the Company, a merger or other business combination, or other strategic transactions, as well as continuing to execute on the Company’s strategic plan.

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

Product ID products sold under the QuickLabel, TrojanLabel, AstroJet, and GetLabels brands are used by brand owners and commercial printers to provide product packaging, marketing, tracking, branding, and labeling solutions to a wide array of industries. The Product ID segment offers a variety of digital color label tabletop printers and light commercial label printers, direct-to-package printers, high-volume presses, and specialty original equipment manufacturer (“OEM”) printing systems. The Product ID segment also offers a broad range of label, tag, and other supplies, including ink and toner, allowing customers to mark, track, protect, and enhance the appearance of their products. Product ID products attributable to our May 2024 MTEX acquisition are mid-to-high volume direct-to-package printers and label printers primarily targeting the industrial and commercial printing segments. In the Aerospace segment, we have a long history of using our technologies to provide networking systems and high-resolution flight deck and cabin printers for the aerospace market. In addition, the Aerospace segment includes data acquisition recorders, sold under the AstroNova brand, to enable our customers to acquire and record visual and electronic signal data from local and networked data streams and sensors. The recorded data is processed, analyzed, stored and presented in various visual formats.

Product ID

Our Product ID segment offers digital product marking and identification solutions for brand owners, small print shops and OEMs with products sold through channel partners or directly to end users.

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

Astro Machine is our U.S.-based manufacturing and technology company providing inkjet printers, conveyors, tabbers, software, and various components to the mail and addressing markets, as well as the label and packaging markets. Astro Machine serves OEM and value-added resellers that have a deep understanding of these markets and loyal customer bases.

Our MTEX product portfolio enables us to further expand into the mid-market segment by providing label and package printing solutions for higher volume brand owners and commercial printers. Additionally, we were able to enter the high-volume market with certain product offerings. This segment invests in heavier duty printing equipment with a focus on reliability and optimization of operating costs to maximize profitability. We believe that the next generation print engine technology will enhance our other Product ID offerings and that the TRAX Machine Monitoring software acquired may be integrated into our other products to improve the customer experience by maximizing machine uptime and support the use of only authentic AstroNova approved consumables.

The Product ID segment also provides worldwide training and support as well as develops and licenses various specialized software programs to design and manage labels, print images, manage and operate our printers and presses, and coordinate printing on an automated basis directly or over networked systems.

Aerospace

Products sold under our Aerospace segment are designed and manufactured for airborne printing, computer networking, and data acquisition. Our Aerospace products include flight deck printing solutions, networking hardware and certified thermal paper. Our data acquisition systems are used in research and development; flight testing; missile/rocket telemetry; production monitoring; and power and maintenance applications. These products are sold to customers in various industries, including aerospace and defense, automotive, energy, manufacturing and transportation, to meet their need to acquire and record data from local and networked data streams and sensors.

Our airborne printers, which include our flagship ToughWriter® series, are used in the flight decks of military transport, commercial transport, and regional/business aircraft to print hard copies of data. This enhances flight safety and reduces pilot workload by providing ready access to many types of critical flight-specific information required for the safe and efficient operation of aircraft. Examples of printed data include navigation maps, arrival and departure information, flight itineraries, weather maps, notices to airmen ("NOTAMs"), performance data, passenger data, and air traffic control communications. ToughSwitch® Ethernet switches are used primarily in military aircraft and military vehicles to connect multiple computers or Ethernet devices. Our ToughWriter airborne printers and ToughSwitch Ethernet switches are ruggedized to comply with rigorous military and commercial flight-worthiness standards for operation under extreme environmental conditions. We are currently supplying ToughWriter printers for a range of commercial and business aircraft platforms including those manufactured by Airbus, Boeing, Embraer, Lockheed, Gulfstream, and others. In addition to our ToughWriter products, we furnish certain acquired flight deck printer product lines, including the TP/NP series, the RTP80 series and the PTA-45B series of airborne printers. The PTA-45B is subject to an Asset Purchase and License Agreement with Honeywell International, Inc. (the “Honeywell Agreement”), pursuant to which we acquired an exclusive perpetual worldwide license to manufacture and support Honeywell’s narrow-format flight deck printers for the Boeing B737 and Airbus A320 aircraft. In fiscal 2025, we transitioned the Boeing 737 platform to ToughWriter printers, and in fiscal 2026, we completed the transition of the Airbus A320 platform to ToughWriter printers. As a result, both platforms now utilize ToughWriter products We continue to transition other acquired printer product lines to the AstroNova-designed ToughWriter products which offer enhanced technical features, functional advantages and significant weight savings. At the end of fiscal 2026, over 80% of the airborne printers we sell were ToughWriter branded, and we expect this percentage to increase gradually over time.

Other Aerospace products include the TMX® and TMX-200 all-in-one high-speed data acquisition systems for applications requiring high channel counts and acquisition rates; the Daxus® DXS-100 distributed data acquisition platform; the SmartCorder® DDX-100, a portable all-in-one data acquisition system for R&D facility and field testing; and the Everest® EV-5000 and RC-300 digital strip chart recording systems used mainly in aerospace and defense applications. The Daxus DXS-100 can be connected to the SmartCorder to increase channel count or networked as part of a distributed measurement system spanning vast distances.

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

Manufacturing and Supplies

We manufacture many of the products that we design and sell. Raw materials and supplies are typically available from a wide variety of sources. We manufacture many sub-assemblies and parts in-house, including certain specialty printed circuit board assemblies and harnesses, and we have extensive electronic and mechanical final assembly and test operations. Many parts that are not manufactured in-house are standard electronic items available from multiple sources. Other printers and parts are designed or modified by us and manufactured by outside vendors according to our specifications. We also purchase certain components, assembled products, and supplies used to manufacture or to be sold with our products, from single- or limited-source suppliers. Although we believe the majority of these sole or limited-source components, assembled products, and supplies could be sourced elsewhere with appropriate changes in the design of our products, the required design changes might not be feasible on a timely basis, and any interruption in these components, products or supplies could adversely affect our business. When circumstances cause us to anticipate that we may not be able to acquire such components, products or supplies on a timely basis, our practice is to procure a sufficient quantity in advance. In the past, we have made such advanced purchases primarily for aerospace products and in quantities that we anticipate will suffice for the life of the aircraft program for which those printers are designed.

Marketing and Competition

We compete worldwide in multiple markets. Through our existing network of manufacturing, sales and support facilities, during fiscal 2026, we sold our products to customers in over 90 countries.

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

Our Product ID products are sold by direct field salespersons and independent dealers and representatives, while our Aerospace products are sold predominantly through independent representatives. In the United States, we have factory-trained direct-field salespeople located throughout the country specializing in Product ID products. We also have direct field sales or service centers in Canada, China, Denmark, France, Germany, Malaysia, Portugal, Singapore, and the United Kingdom staffed by our own employees and dedicated third-party contractors. Additionally, we utilize 145 independent dealers and representatives selling and marketing our products in approximately 60 countries.

No single customer accounted for 10% or more of our net revenue in any of the last three fiscal years.

Order Backlog

Our order backlog is predominantly but not exclusively for products that will be delivered within twelve months, and backlog scheduled for beyond twelve months is predominantly within the Aerospace segment. However, backlog varies regularly and is not a highly reliable predictive indicator of near-term future sales trends, primarily due to the frequent longer-term original equipment and supplies orders within the Aerospace segment. In the Product ID segment, we have multi-period (but typically not multi-year) blanket order arrangements with many customers for labels and other supplies. Printer hardware in the Product ID segment is typically shipped within a short period of time after orders are booked. Manufacturing production is designed to meet forecasted demand and built-to-order customer requirements. Backlog at January 31, 2026 and 2025 was $28.2 million and $28.3 million, respectively.

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

Employees

As of January 31, 2026, we employed 398 full-time employees. Of our full-time employees, 253 were in the United States, 124 were in Europe, 12 were in Canada, seven were in Asia, and two were in Mexico.

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

Culture

We are deeply committed to investing substantial resources in maintaining and improving a strong and definable company culture that shapes how we operate and engage with stakeholders and employees. Our culture consists of four key components:

•
A powerful set of core values: Customer First, One Global Team, Innovation, Continuous Improvement and Building Shareholder Value.
•
The AstroNova Operating System ("AOS"), the comprehensive business management process which helps us manage the business in pursuit of continuous improvements in quality, delivery, cost, and growth.

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

Other Information

Our business is not seasonal in nature. However, our revenue is impacted by the variable size of certain individual customer revenue transactions, which can cause fluctuations in revenue from quarter to quarter, and which may be inconsistent with the underlying business or general economic trends. For example, in our Aerospace segment, government procurement and contracting practices can result in material fluctuations in our backlog and revenues.

Information about Our Executive Officers

The following sets forth certain information with respect to all executive officers of the Company as of April 15, 2026. All officers serve at the pleasure of the Board of Directors.

Name	Age	Position
Darius G. Nevin	68	Executive Chairman
Jorik E. Ittmann	48	President and Chief Executive Officer
Thomas D. DeByle	66	Vice President, Chief Financial Officer and Treasurer
Michael J. Natalizia	62	Vice President - Technology & Strategic Alliances, Chief Technology Officer
Padraig Finn	43	Senior Vice President - Product ID
Tom W. Carll	59	Senior Vice President and General Manager - Aerospace

Mr. Nevin was appointed Executive Chairman in August 2025, following his appointment to the Board of Directors in March 2025. From June 2025 to July 2025, Mr. Nevin also served as our Interim President and Chief Executive Officer. Previously, Mr. Nevin served for nine years as Chief Financial Officer at then publicly traded Protection One, Inc., one of the largest security monitoring companies in the United States during his tenure. Since 2016, he has served on the board of Alarm.com, a global leader in internet-of-things security and automation solutions. In 2022, Mr. Nevin joined the board of drug testing company Psychemedics Corporation. In addition, he served on the board of WCI Communities, Inc., a luxury homebuilder, from its initial public offering on the NYSE in 2013 until its sale in 2017.

Mr. Ittmann was appointed President and Chief Executive Officer in August 2025. Mr. Ittmann joined AstroNova in September 2024 as Vice President of Commercial Operations for the Product ID segment and advanced to the role of Senior Vice President, Product ID in June 2025. Prior to joining AstroNova, Mr. Ittmann was Chief Revenue Officer, Global Sales at the start-up Health Link Solutions LLC from January 2015 to September 2024. Mr. Ittmann also held the position of Vice President of Sales at Zebra Technologies International from July 2012 to January 2014.

Mr. DeByle was appointed Vice President, Chief Financial Officer, and Treasurer of the Company effective June 17, 2024. Prior to joining the Company, Mr. DeByle served as Chief Financial Officer for Plastic Industries, a manufacturer of blow molded, high-density polyethylene bottles for food, specialty beverage, dairy, health, wellness, household and industrial product markets, from October 2021 through the sale of the business to Altium Packaging in August 2022. Mr. DeByle also held the position of Sr. Vice President and Chief Financial Officer of NN, Inc., a global precision component manufacturer with extensive experience in machining, stamping, and precious metal plating from September 2019 to June 2021, and Vice President, Chief Financial Officer and Treasurer of Standex International Corporation, a global multi-industry manufacturer in five broad business segments: Electronics, Engraving, Scientific, Engineering Technologies, and Specialty Solutions from March 2008 through September 2019. Additionally, Mr. DeByle currently serves on the Board of Directors of Good Foods Group, LLC.

Mr. Natalizia was appointed Vice President - Technology & Strategic Alliances and Chief Technology Officer of the Company on March 9, 2012. Prior to this appointment, Mr. Natalizia had held the position of Director of Aerospace Product Development of the Company since 2005.

Mr. Finn joined AstroNova in September 2024 as Product ID EMEA Commercial Director and was promoted to Senior Vice President of AstroNova Product Identification in August 2025. Prior to joining AstroNova, Mr. Finn served as UK & Europe Sales Director at AutoCoding Systems, now a part of JBT Marel Corporation (NYSE and Nasdaq Iceland: JBTM) from June 2022 to September 2024. Prior to that, from June 2006 to June 2022, Mr. Finn held progressively senior roles at Linx Printing Technologies a former Danaher Corporation business and now a subsidiary of Veralto. Mr. Finn advanced from International Technical Support Engineer to Global Distribution Sales Manager, with key leadership roles across sales, service, and business development in global markets.

Mr. Carll joined the Company in 1989 and has been Senior Vice President of AstroNova Aerospace since March of 2025. He previously held the position of Senior Vice President and General Manager - Aerospace since 2011. Previously, Mr. Carll was Product Manager and National Sales Manager of the AstroNova Test & Measurement product group.

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

Our reliance on single‑source or limited‑source suppliers for certain components, assembled products and supplies could adversely affect our business.

We rely on single‑source or limited‑source suppliers for certain components, assembled products and supplies used in the manufacture of our products. Disruptions in the availability, quality, pricing, or timely delivery of these items could adversely affect our ability to manufacture and ship products in desired quantities and on a timely basis. Our results of operations and financial condition could also be adversely affected by delays in obtaining sufficient quantities of products from our existing suppliers, expenses relating to the qualification of alternative suppliers and product redesign efforts, and higher costs associated with securing replacement supply.

This risk is relevant in both our Product ID and Aerospace segments, where certain printers depend on printheads manufactured by a third‑party supplier. If this supplier were unable or unwilling to provide printheads in required volumes, at acceptable quality levels, or at commercially reasonable prices, and we were unable to obtain alternative supply or implement product redesigns in a timely manner, our business, operating results and financial condition could be materially adversely affected. Any interruption in supply or increase in costs from single‑source or limited‑source suppliers could have a material adverse effect on our business, operating results and financial condition.

We face significant competition, and our failure to compete successfully could adversely affect our results of operations and financial condition.

We operate in an environment of significant competition, especially in the markets in which we sell our Product ID printers and Aerospace data acquisition products. This competition is driven by rapid technological advances, evolving industry standards, frequent new product introductions and the demands of customers to become more efficient. Our competitors range from large international companies to relatively small firms. We compete based on technology, performance, price, quality, reliability, brand, distribution and customer service and support. Our success in future performance is largely dependent upon our ability to compete successfully in the markets we currently serve and to expand into additional market segments. Additionally, current competitors or new market entrants may develop new products or services with features that could adversely affect the competitive position of our products. To remain competitive, we must develop new products, services and applications and periodically enhance our existing offerings. If we are unable to compete successfully, our customers could seek alternative solutions from our competitors and we could lose market share, which could materially and adversely affect our business, results of operations and financial position.

Our profitability is dependent upon our ability to control our cost structure.

Our profitability is directly impacted by our levels of fixed and variable costs. We are continually reviewing our operations with a view towards reducing our cost structure including, but not limited to, reducing our labor cost-to-revenue ratio, improving process and system efficiencies and outsourcing certain internal functions. In both fiscal 2026 and 2024, we engaged in restructuring actions to reduce our cost structure in our Product ID segment. However, if these and any other efforts we undertake to constrain the cost of our operations are inadequate to offset higher product and employee wage costs, our results of operations and financial position could be materially adversely affected.

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

We maintain a significant amount of inventory as a result of prior year's supply chain disruptions, announced or anticipated price increases from suppliers, and the impact from tariffs. These increases have been concentrated in label printing machines and supplies sold by our Product ID business, as well as in electronic components and assemblies in our Aerospace business. We maintain allowances for slow-moving and obsolete inventory that we believe are adequate, but any significant unanticipated changes in future product demand or market conditions could have an impact on the value of inventory and adversely affect our business, operating results and financial condition. In fiscal 2026 we made efforts to reduce the amount of inventory on hand through improved inventory management and demand planning initiatives.

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

Additionally, through our fiscal 2025 acquisition of MTEX and other previous years’ acquisitions, we have assumed, and may in the future, assume liabilities related to products previously developed by an acquired company that may not have been subjected to adequate product development, testing and quality control processes, and may have unknown or undetected defects. Some types of defects may not be detected until the product is installed in a user environment. This may cause us to incur significant warranty, repair, or re-engineering costs. As such, it could also divert the attention of engineering personnel from product development efforts, which may result in increased costs and lower profitability.

We could experience a significant disruption in, or a security breach of, our information technology system, which could harm our business and adversely affect our results of operations.

We rely on on-premise and cloud-based information technology systems, some of which are managed by or licensed from third parties, to support many critical aspects of our business, as well as to process, transmit, and store our own electronic proprietary or confidential information, and confidential information of customers, employees, suppliers, and others, including personally identifiable information, credit card data, and other proprietary, confidential information. These systems are vulnerable to damage, disruptions, and/or shutdowns due to attacks by cyber-criminals, data breaches, employee errors, power outages, computer viruses, telecommunication or utility failures, systems failures, natural disasters, catastrophic events, or other unforeseen events. These vulnerabilities could interfere with our operations, compromise our data processing capacity and the security of our information and that of our customers and suppliers, and expose us to liability, which could adversely impact our business and reputation. We actively manage these risks through various hardware and software-based techniques that we own, license, or otherwise procure from third parties under contract to safeguard our systems. We also own or procure data storage redundancy and disaster recovery capability from third parties. We have continually increased our investment in tools, techniques, and training that we believe will reduce our vulnerability to attacks by cybercriminals. However, due to the complexity of our systems, and especially the ever-increasing sophistication of cyber-criminals, there is no assurance that our efforts will be sufficient to prevent cyber-attacks, security breaches, or other potential exploitation of vulnerabilities or systems failures. In any such circumstance, our system redundancy and other disaster recovery planning may be ineffective or inadequate. While we have experienced, and expect to continue to experience, these types of threats to our information technology networks and infrastructure, none of them to date has led to an event that has had a material impact. However, in the future, such events could result in legal claims or proceedings, liability or penalties under privacy laws, disruption in operations, and damage to our brand and reputation, all of which could adversely affect our business, operating results, and financial condition.

We maintain insurance for various cybersecurity risks to mitigate their possible impact. Due to the prevalence of claims in the market for cybersecurity insurance, the cost for that insurance has increased, and the underwriting criteria for obtaining such insurance has become far more demanding. There is no assurance that we will be able to obtain such insurance in the future despite our substantial investments in cybersecurity. If we can do so, it may be at substantially higher costs. In addition, in response to these higher costs, we may choose to reduce the amount of insurance we maintain because improvements in our cybersecurity profile have reduced our risk exposure relative to the increased cost of insurance. If our risk assessments prove incorrect and we have a loss that is not fully covered by insurance, our financial condition and results of operations could be materially negatively impacted.

If we are unable to incorporate artificial intelligence and other emerging technological applications into our business operations successfully and ethically, our business, reputation and results of operations may be adversely affected.

Like many other businesses, we may from time to time adopt technological advancements such as artificial intelligence (“AI”), including, generative AI, and engage with vendors that use AI in providing their respective goods and services. We currently have an AI policy established to support the responsible use of AI technologies in our operations, with a focus on enhancing business effectiveness while managing ethical, legal, cybersecurity, data privacy, and other technology-related risks. If we fail to incorporate AI into our business operations as quickly or effectively as our competitors do, such failure could impair our ability to compete effectively, and our operations could suffer accordingly. Additionally, AI or similar technologies may generate biased, offensive, illegal, inaccurate or otherwise harmful content. If the work product that AI or similar technological applications assisted in producing is incorporated into our products and services and is subsequently found to be deficient, inaccurate or misleading, we could be subject to competitive harm, legal liability, regulatory action, and brand or reputational harm. The use of AI and similar technologies by our associates could increase the risk of exposure of confidential or competitively sensitive information. Privacy concerns and risks related to intellectual property rights of inputs into the program and AI work product are also present. There is uncertainty regarding evolving laws and regulations at the federal, state and international levels regarding AI and other emerging technological applications. If we enable or offer AI solutions or other technologies that have unintended consequences, unintended usage or customization by our associates, customers or partners, or are controversial because of their impact on human rights, privacy, security, employment, or other social, economic or political issues, we may experience reputational harm, regulatory action and legal liability. Further, we may be unable to quickly and successfully execute our AI and other technological initiatives, adapt to rapid change resulting from advancements in AI and similar technology, or our competitors may have more success implementing and utilizing such technology than we do. Any of these risks could have an adverse effect on our business, reputation and results of operations.

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

In fiscal 2026, we experienced a high level of turnover in our senior management team. Although we have employment arrangements in place with our key executives, these do not guarantee that the services of these executives will continue to be available to us, and we would be adversely affected if we fail to adequately plan for future turnover of our senior management team.

We have recorded significant goodwill impairment charges in the prior year and may be required to record additional charges to future earnings if our goodwill or intangible assets become further impaired, which could materially adversely impact our results of operations.

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

Factors we consider include significant under-performance relative to expected historical or projected future operating results, significant negative industry or economic trends and our market capitalization relative to net book value. In fiscal 2026 we had a $0.3 million goodwill impairment charge related to the write-off of assets included in the MTEX balance sheet acquired in fiscal 2025 and in fiscal 2025, we recorded a goodwill impairment charge of $13.4 million related to our MTEX acquisition, due in part to MTEX’s post-acquisition performance and changes to our management’s expectations with regard to MTEX’s performance in future periods. We may be required in the future to record additional significant charges to earnings in our financial statements during the period in which any impairment of our long-lived assets is determined. Such charges could have a significant adverse impact on our results of operations and our financial condition.

Financial and Economic Risks:

Changes to United States tariff and import/export regulations and potential countermeasures could increase our costs and disrupt our global supply chain, which could negatively impact the results of our operations.

Beginning in February 2025, the United States instituted trade policies that included the renegotiation or termination of trade agreements, the imposition of higher tariffs on imports into the United States, economic sanctions on individuals, corporations or countries, and other government regulations affecting trade between the United States and other countries. There continues to exist significant uncertainty about the future relationship between the U.S. and other countries with respect to tariffs and other trade matters. In response to these actions, other countries have announced retaliatory tariffs and other trade measures against the United States. In February 2026, the U.S. Supreme Court ruled that the International Emergency Economic Powers Act does not authorize the President to impose tariffs and remanded related matters for further proceedings, however, certain other tariffs remain in effect and new tariffs may be imposed. These developments, or the perception that any of them could occur, may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global trade and, in particular, trade between the impacted nations and the United States, which could impact the way in which we do business and could increase the cost of our products. Additionally, such tariffs and any countermeasures could increase the cost of raw materials and components necessary for our operations, increase volatility in the markets in which we operate, disrupt our global supply chain and create additional operational challenges, all of which could have a material adverse effect on our financial condition, results of operations and cash flows.

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

Because we sell our products worldwide, our business is subject to risks associated with doing business internationally. Revenue from international operations, which includes both direct and indirect sales to customers outside the U.S., accounted for approximately 40% of our total revenue for fiscal 2026, and we anticipate that international sales will continue to account for a significant portion of our revenue. In addition, we have employees, suppliers, contractors and facilities located outside the U.S. Accordingly, our business, operating results and financial condition could be harmed by a variety of factors, including:

•
Trade barriers such as export requirements, tariffs, taxes and other restrictions and expenses;
•
Government regulations affecting trade between the U.S. and other countries, including tariffs and customs laws;
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
•
Geopolitical turmoil, including terrorism, war, sanctions, and market dislocations.

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

Military conflicts and heightened geopolitical tensions in the Middle East, including ongoing U.S. and Israeli military operations against Iran, pose risks to the global economy and to our business, even though we do not have direct operations in the region. A significant escalation of hostilities, including any disruption to the flow of oil through the Strait of Hormuz or other critical shipping lanes, could result in a rapid and sustained increase in global oil and energy prices, which would increase our transportation and logistics costs and the cost of petroleum-based production materials, including resins and certain molded plastic components, used across our manufacturing operations. Higher energy and fuel prices would also adversely affect our OEM customers and the end markets we serve. A sustained increase in fuel prices could lead OEM customers to reduce production volumes, delay new product launches, or seek additional pricing concessions from their supply base, any of which would have a material adverse effect on our revenues and profitability. In addition, an escalation of military action in the Middle East could disrupt global shipping routes, increase transit times and freight costs for components and raw materials sourced from Asia and Europe, and create broader supply chain bottlenecks similar to those experienced during prior periods of global disruption. Any macroeconomic deterioration resulting from an escalation in Middle Eastern hostilities could compound the existing challenges facing our business and could have a material adverse effect on our business, financial condition, results of operations, and liquidity.

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

Our credit agreement with Bank of America, N.A. (as amended through January 31, 2025, the “Amended Credit Agreement”) requires us, among other things, to satisfy certain financial ratios on an ongoing basis, consisting of a maximum consolidated leverage ratio and a minimum consolidated fixed charge coverage ratios. We are also required to comply with other covenants and conditions, set forth in our Amended Credit Agreement, including, among others, limitations on our and our subsidiaries’ ability to incur future indebtedness, to place liens on assets, to pay dividends or distributions on our or their capital stock, to repurchase or acquire our or their capital stock, to conduct mergers or acquisitions, to sell assets, to alter our or their capital structure, to make investments and loans, to change the nature of our or their business, and to prepay subordinated indebtedness, in each case subject to certain exceptions and thresholds as set forth in the Amended Credit Agreement. At January 31, 2026, we believe we were in compliance with our credit agreement with Bank of America, which governs our outstanding term loans and revolving line of credit. In prior quarters, when we were not in compliance with our credit agreement, we have been able to obtain from Bank of America waivers or amendments that addressed the associated events of default. However, there can be no assurance that we would be able to renegotiate the terms of our Amended Credit Agreement (or any successor credit agreement) in the event of further covenant violations or other events of default thereunder. If, in the future, we were to violate the terms of our Amended Credit Agreement (or any successor credit agreement) and we were unable to renegotiate its terms at that time or secure alternative financing, it could have a material adverse impact on us.

Our business has substantial indebtedness. The level of our outstanding indebtedness may limit the cash flow available for our operations and exposes us to risks that could adversely affect our business, results of operations, and financial condition.

We currently have, and will likely continue to have, a substantial amount of indebtedness. Our indebtedness could, among other things, make it more difficult for us to satisfy our debt obligations, require us to use a large portion of our cash flow from operations to repay and service our debt or otherwise create liquidity problems, limit our flexibility to adjust to market conditions, place us at a competitive disadvantage and increase our exposure to the impact of interest rate fluctuations. As of January 31, 2026, we had total outstanding debt of $37.7 million, which included (i) $34.8 million in aggregate principal amount of indebtedness outstanding under our credit agreement with Bank of America, consisting of $15.7 million in aggregate outstanding principal under our revolving credit facility, a “Term Loan” in the aggregate outstanding principal amount of $9.5 million, and an “Term A-2 Loan” in the aggregate outstanding principal amount of $9.6 million, (ii) $0.5 million of outstanding principal indebtedness under a secured equipment facility agreement and (iii) $2.4 million of outstanding debt assumed as part of the MTEX acquisition. The term loan and revolving credit loans under our credit agreement with Bank of America have a final maturity date of August 4, 2028 and the A-2 Term Loan has a maturity date of August 4, 2035, but we may prepay the term loans or borrowings under the revolving credit facility at any time without premium or penalty (other than customary breakage costs, if applicable). The secured equipment facility has a maturity date of January 23, 2029, and the assumed MTEX debt has varying maturity dates through 2033.

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
•
Conduct mergers or acquisitions;
•
Sell assets; and/or
•
Alter our or our subsidiaries’ capital structure, to make investments and loans, to change the nature of our business, and to prepay subordinated indebtedness.

We may not realize the anticipated benefits of past or future acquisitions, divestitures and strategic partnerships, and integration of acquired companies or divestiture of businesses may negatively impact our overall business.

We have made strategic investments in other companies, products and technologies, including our May 2024 acquisition of MTEX. In the future we may identify and pursue acquisitions of additional complementary companies and strategic assets, such as customer bases, products and technology. However, there can be no assurance that we will be able to identify suitable acquisition opportunities. In any acquisition that we complete, we cannot be certain that:

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

On May 6, 2024, we acquired all of the outstanding share capital of Portugal-based MTEX, for closing consideration of EUR 17.3 million (approximately $18.7 million), and we have faced challenges in our efforts to integrate this acquisition into our operations. Subsequent to the acquisition, we discovered facts regarding the financial condition, operations and relationships with its customers that we believe are inconsistent with the representations made to us in connection with the acquisition. As a result of these matters and as discussed elsewhere in this Annual Report on Form 10-K, we have recorded a goodwill impairment charge in both fiscal 2026 and fiscal 2025 for a total of $13.7 million related to the acquisition. We believe that we have largely addressed matters regarding the financial issues, operations and relationships with customers, and we continue to believe that the acquired technology will prove valuable to us and our customers over the long-term. In addition, we and the seller have initiated arbitration in Portugal against one another, with the seller preliminarily alleging, among other things, breaches by us of the acquisition agreement. While we believe that we have meritorious defenses against the seller’s claims, if we are unsuccessful in our arbitration proceedings against the seller or we are unable to successfully realize the benefits of the acquired technology and business, we could lose our investment in MTEX, and our business and financial condition could be adversely impacted.

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

We continually review our operations with a view toward reducing our cost structure, including but not limited to reducing our labor cost-to-revenue ratio, improving process and system efficiencies and increasing our revenues and operating margins. For example, in fiscal 2026 and fiscal 2024 we implemented restructuring plans for our Product ID segment to reduce operating costs within that segment. As changes in our business environment occur, we may need to adjust our business strategies to meet these changes, or we may otherwise find it necessary to restructure our operations or particular businesses or assets. When these changes or events occur, we may incur costs to change our business strategy and may need to write down the value of assets or sell certain assets. In any of these events our costs may increase, and we may have significant charges or losses associated with the write-down or divestiture of assets.

Adverse conditions in the global banking industry and credit markets could impair our liquidity or interrupt our access to capital markets, borrowings or financial transactions to hedge certain risks.

At the end of fiscal 2026, we had $4.1 million of cash and cash equivalents. Our cash and cash equivalents are held in bank demand deposit accounts and foreign bank accounts. Disruptions in the financial markets may, in some cases, result in an inability to access assets such as money market funds that traditionally have been viewed as highly liquid. Any failure of our counterparty financial institutions or funds in which we have invested may adversely impact our cash and cash equivalent positions and, in turn, our financial position.

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

We also expect that new laws, regulations, and industry standards will continue to be proposed and enacted in various jurisdictions concerning privacy, data protection, and information security proposed and passed in multiple jurisdictions. For example, the European Commission adopted the General Data Protection Regulation (GDPR), a comprehensive privacy and data protection reform. The GDPR, which applies to all companies processing data of European Union residents, imposes significant fines and sanctions for violations. These requirements are complicated, and compliance is technically complex to maintain. We contract with outside experts to advise and conduct internal and external compliance training.

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

Cybersecurity Governance

Our management, including our Chief Executive Officer, Chief Financial Officer, Chief Technology Officer (“CTO”), and Information Technology team, is responsible for identifying and assessing cybersecurity risks, establishing monitoring processes and implementing mitigation and remediation measures. In fiscal 2025, we hired a full-time Director of Information Technology/Information Security Officer, who is a Certified Information Security Professional (CISSP). Our cybersecurity programs are managed under the direction of our CTO and the Director of Information Technology/Information Security Officer, with support from internal and external third-party resources.

Our IT Steering Committee, which consists of our CEO, CFO, and other senior leadership employees, is responsible for coordinating our day-to-day management of cybersecurity risk. The IT Steering Committee receives reports from the CTO and Director of Information Technology/Information Security Office on our cybersecurity program performance and emerging threats and incidents. The IT Steering Committee makes recommendations intended to ensure that we have adequate resources to address information technology risks.

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

Location	Approximate Square Footage	Principal Use
West Warwick, Rhode Island, United States	135,500	Corporate headquarters, research and development, manufacturing, sales and service (Product ID and Aerospace segments)
Elk Grove Village, Illinois	34,460	Astro Machine principal place of business (Product ID segment)

The West Warwick facility is used by both of our business segments, while the Elk Grove Village facility is exclusively used by the Product ID segment.

We also lease facilities in various other locations. The following information pertains to each location:

Location	Approximate Square Footage		Principal Use
Porto, Portugal	80,822	*	Manufacturing, sales and service (Product ID segment)
Dietzenbach, Germany	18,630		Manufacturing, sales and service (Product ID segment)
Copenhagen, Denmark	4,800		R&D, sales and service (Product ID segment)
Brossard, Quebec, Canada	4,500		Manufacturing, sales and service (Product ID segment)
Elancourt, France	4,150		Sales and service (Product ID segment)
Shah Alam, Selangor, Malaysia	2,067		Sales (Product ID segment)
Singapore	2,400		Warehouse (Aerospace segment)
Shanghai, China	425		Sales (Product ID segment)

*This consists of five separate leased properties located in Porto, Portugal which we assumed in connection with the acquisition of MTEX.

We believe all our facilities are well maintained in good operating condition and generally adequate to meet our needs for the foreseeable future.

Item 3. Legal Proceedings

On March 11, 2025, Effort Premier Solutions LDA (“Effort”) and Elói Serafim Alves Ferreira initiated arbitration proceedings against us and our subsidiary AstroNova Portugal, Unipessoal, Lda. (“AstroNova Portugal”) in the Arbitration Center located in Oporto, Portugal (the “Arbitration Court”). The claim alleges, among other things, breaches of the MTEX acquisition agreement and damage to Mr. Ferreira’s professional reputation.

On March 31, 2025, we filed a preliminary response rejecting these claims and formally notified the Arbitration Court of our intention to file counterclaims for, among other things, breaches of the MTEX acquisition agreement. The Arbitration Court has been constituted, and procedural rules were agreed upon at the initial meeting on May 28, 2025.

Effort and Mr. Ferreira submitted their formal claims against us and our subsidiary, AstroNova Portugal, Unipessoal, Lda., on June 30, 2025. We filed our response and counterclaim on September 15, 2025. Effort and Mr. Ferreira have asserted claims against us for damages in the amount of Euro 5.2 million ($6.1 million as of January 31, 2026) with respect to alleged breaches of the MTEX acquisition agreement, as well as damages in an unspecified amount arising from alleged damage to Mr. Ferreira’s professional reputation. Mr. Ferreira also requested that the Arbitration Court order us to release him and his spouse as guarantors of certain of MTEX’s indebtedness or, alternatively, to pay damages in an unspecified amount in relation thereto. Pursuant to our counterclaims, we asserted claims for damages against Effort and Mr. Ferreira in the amounts of Euro 22.3 million ($26.2 million as of January 31, 2026) in respect of breaches by Effort and Mr. Ferreira of the MTEX acquisition agreement, as well as additional damages, which cannot be quantified at this time, related to certain claims asserted against MTEX by its customers. We believe that we have meritorious defenses to the claims asserted against us by Effort and Mr. Ferreira, and we intend to continue vigorously defending those claims and prosecuting our counterclaims. Both parties have requested evidence production, and a preliminary hearing will follow to address disputed facts and evidentiary matters.

On January 28, 2026, the Arbitration Court issued an order with its view on the stipulated facts, and, on March 3, 2026, each party submitted a document with its proposed amendments and comments to the order.

The evidentiary process and hearings are planned over the next four months, and any ruling is not expected until the second quarter of calendar year 2026 at the earliest.

On January 15, 2026, AstroNova Portugal, Unipessoal, Lda. filed a preventive seizure request against Effort, Mr. Ferreira and another entity controlled by Mr. Ferreira, Atlantiprestígio, with the Central Civil Court of Guimarães in Portugal, requesting the seizure of several assets and rights belonging to the defendants. On February 16, 2026, the court granted the preventive seizure. The preventive seizure was granted without the defendants having been heard and may therefore still be reversed at a court hearing where the defendant is present or by the Court of Appeal.

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

As of April 10, 2026, we had approximately 235 shareholders, which does not reflect shareholders with beneficial ownership in shares held in nominee name.

Stock Repurchases

During the fourth quarter of fiscal 2026, we made the following repurchases of our common stock:

	Total Number of Shares Repurchased		Average Price paid Per Share ($)		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Be Purchased Under the Plans or Programs
November 1 – November 30	—		—		—	—
December 1 – December 31	77	(a)	8.59	(a)	—	—
January 1 – January 31	—		—		—	—

(a)
A former executive of the Company delivered 77 shares of our common stock toward the satisfaction of taxes due in connection with the vesting of restricted shares. The shares delivered were valued at a market value of $8.59 per share and are included with treasury stock in our consolidated balance sheet as of January 31, 2026 included elsewhere in this Annual Report on Form 10-K.

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

Overview

We are a multi-national enterprise that leverages our proprietary data visualization technologies to design, develop, manufacture, distribute, and service a broad range of products that acquire, store, analyze, and present data in multiple formats. We organize our structure around a core set of competencies, including research and development, manufacturing, service, marketing and distribution. We market and sell our products and services through the following two segments:

•
Product Identification (“Product ID”) – offers color and monochromatic digital label printers, direct-to-package printers, industrial wide-format printers for both flexible and rigid materials and custom OEM printers. Product ID also provides proprietary software to design, manage, and store print images as well as fully control the workflow of its printers. The software enables both local and network control of the printers. As a full solution supplier, Product ID offers a wide variety of carefully application-matched printing supplies such as pressure-sensitive labels, tags, inks, toners, and thermal transfer ribbons used by digital printers. In addition, Product ID also provides on-site and remote service, spare parts, and various service contracts.
•
Aerospace (formerly Test & Measurement)* – the Aerospace segment is a leading supplier of aerospace flight deck printers for commercial, military transport, business, and regional aircraft. The printers are used to print hard copies of data required for the safe and efficient operation of aircraft, including navigation maps, clearances, arrival and departure information, NOTAMs, flight itineraries, weather maps, performance data, passenger data, and various air traffic control data. Aerospace products also include aircraft networking hardware for high-speed onboard data transfer. The Aerospace segment also provides repairs, paper and spare parts. Additionally, Aerospace offers a suite of products and services that acquire data from local and networked data streams and sensors as well as wired and wireless networks.

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

On May 4, 2024, we entered into an agreement to acquire MTEX New Solution, S.A. (“MTEX”), a Portugal-based manufacturer of digital printing equipment that addresses a wide variety of markets and applications including, wide format high-volume package printing, labeling, flexible package printing and more. We reported MTEX as a part of our Product ID segment as of the May 6, 2024 closing date. Refer to Note 2, “Acquisition” in our condensed consolidated financial statements located elsewhere in this report for further details.

We market and sell our products and services globally through a diverse distribution structure of direct sales personnel, manufacturers’ representatives and authorized dealers that deliver a full complement of branded products and services to customers in our respective markets. In fiscal 2026, 2025, and 2024, revenue from customers in various geographic areas outside the United States, primarily in Western Europe, Canada and Asia, amounted to $59.8 million, $61.8 million, and $63.3 million, respectively.

Our growth strategy centers on organic growth through product innovation made possible by research and development initiatives, a robust go-to-market strategy that is customer-centric as well as strategic acquisitions that fit into or complement existing core businesses.

In the fourth quarter of fiscal 2026, we refined our segment reporting to better reflect how the Chief Operating Decision Maker (“CODM”) evaluates segment performance by allocating certain costs previously included in corporate general and administrative ("G&A") expense to the appropriate reporting segments. These allocations were made to enhance the accuracy and comparability of segment profit or loss and are consistent with our organizational alignment and internal management reporting. Additionally, we revised our methodology for allocating certain costs between cost of goods sold and operating expenses both for consolidated and segment reporting. As a result, the allocation of corporate G&A and realignment of cost of revenue and operating expenses, prior period segment operating expenses and segment profit or loss have been retrospectively adjusted to reflect these changes.

On March 20, 2025, we announced our restructuring actions for fiscal 2026, which included reducing approximately 10% of the Company’s global workforce, primarily in the Product ID segment, and the realignment of our underperforming MTEX operation in Portugal. As part of this initiative, we eliminated approximately 70% of the MTEX product portfolio, phasing out low-volume, low-margin and developmental models in the emerging fabric printing market to focus more resources on higher-margin products that provide recurring revenue. In addition, all MTEX sales, marketing and customer support functions were integrated into the AstroNova sales structure. As of January 31, 2026, we have incurred $1.4 million in restructuring charges, primarily related to severance. Our restructuring actions resulted in approximately $3.0 million in annualized savings, and we anticipate completing the plan by the second quarter of fiscal 2027.

We maintain an active program of product research and development. We spent approximately $6.8 million in fiscal 2026, $6.0 million in fiscal 2025 and $6.3 million in fiscal 2024, on Company-sponsored product development. We are committed to continuous product development as essential to our organic growth and expect to continue our focus on research and development efforts in fiscal 2027 and beyond.

We also continue to invest in sales and marketing initiatives by expanding and improving the existing sales force and using various marketing campaigns to achieve our goals of sales growth and increased profitability.

We expect that our operations will continue to be influenced by general economic conditions, including increased food, fuel and energy prices, higher unemployment, wage inflation, and increased costs to source our supplies, including as a result of tariffs. During calendar year 2025, the U.S. government utilized the International Emergency Economic Powers Act (“IEEPA”) to impose additional tariffs on a broad range of imports. As a result of our mitigation actions, tariff rates on both direct imports and domestic purchases did not materially impact our financial results in fiscal 2026. The tariff environment remains dynamic, and the specific tariffs applicable to goods imported by us and our suppliers into the U.S. may continue to evolve. On February 20, 2026, the United States Supreme Court invalidated the tariffs imposed under the IEEPA, but significant uncertainty continues to exist regarding potential tariff refunds and replacement tariffs under other statutes. Any rate increases or expansions of tariff coverage affecting the products that we sell could have a substantial impact on our business and on our customers’ budgets. We continue to monitor developments and to evaluate and implement mitigation strategies to address the potential sales and margin impact of current and potential future tariffs, as well as to take various actions designed to minimize price increases for our customers. There can be no assurance we will be successful in our efforts, or that price increases will not adversely affect our business or customer behavior.

On April 7, 2026, we announced a review and evaluation of strategic alternatives to maximize shareholder value. The Board’s review will consider potential strategic, business and financial alternatives, which may include, among other things, a sale of all or part of the Company, a merger or other business combination, or other strategic transactions, as well as continuing to execute on the Company’s strategic plan.

Results of Operations

Fiscal 2026 compared to Fiscal 2025

The following table presents the revenue of each of our segments, as well as the percentage of total revenue and change from the prior year.

($ in thousands)	2026			2025
	Revenue	As a % of Total Revenue	% Change Over Prior Year	Revenue	As a % of Total Revenue
Product ID	$104,221	69.2%	1.8%	$102,345	67.7%
Aerospace	46,294	30.8%	(5.4)%	48,938	32.3%
	$150,515	100.0%	(0.5)%	$151,283	100.0%

Net revenue in fiscal 2026 was $150.5 million, a 0.5% decrease compared to net revenue of $151.3 million for fiscal 2025. Fiscal 2026 revenue included $1.0 million of tariff revenue in our Product ID segment. Tariff costs billed to customers are presented as revenue. Current year revenue through domestic channels was $90.7 million, an increase of 1.4% from prior year domestic revenue of $89.5 million. International revenue of $59.8 million for fiscal 2026 decreased 3.3% compared to prior year international revenue of $61.8 million. Fiscal 2026 international revenue reflects a favorable foreign exchange rate impact of $1.5 million, compared to an unfavorable foreign exchange rate impact of $0.3 million in fiscal 2025.

Hardware revenue in fiscal 2026 was $46.6 million, a $2.0 million or 4.5% increase compared to fiscal 2025 hardware revenue of $44.6 million as hardware sales in both the Product ID and Aerospace segments increased. Compared to fiscal 2025, current year hardware sales in the Product ID segment increased $1.7 million or 9.2%. The increase in Product ID hardware sales was due to increased sales of hardware from our Astro Machine location, as a large overdue backlog order was delivered in the current year. Also contributing to the current year increase in Product ID sales was the increased demand for the product line hardware at the MTEX location. The Product ID current year increase in hardware sales was somewhat offset by the decline in QuickLabel and TrojanLabel hardware sales. The increase in current year hardware sales for the Aerospace segment of $0.3 million or 1.3% contributed to the overall increase in hardware sales and was primarily due to increased hardware sales of Aerospace’s ToughWriter printer line.

Revenue from supply sales in fiscal 2026 was $80.9 million, a 0.7% or $0.6 million decrease compared to fiscal 2025 supplies revenue of $81.4 million, as overall supplies revenue decreased in both the Product ID and Aerospace segments in the current year. In the Product ID segment, the current year decline in QuickLabel and TrojanLabel product line sales of $1.1 million was somewhat offset by increases in supplies sales for our Astro Machine operations of $0.7 million and the MTEX operations of $0.2 million. In the Aerospace segment, current year supply sales declined $0.3 million or 7.5%, due to declines in supplies sales for both the Aerospace and data recorder product lines.

Service and other revenue in fiscal 2026 was $23.0 million, a $2.2 million or 8.8% decrease compared to fiscal 2025 service and other revenue of $25.2 million. The decrease is primarily due to a $2.6 million or 15.2% decrease in parts and repairs revenue in the aerospace printer product line as fiscal 2025 revenue included a large backlog of replacement parts that were shipped during the prior year. The decline in service and other revenue for the current year was also impacted by a $0.6 million or 8.4% decline in the Product ID segment mainly attributed to lower TrojanLabel and Astro Machine parts and other sales.

Gross profit was $47.6 million for fiscal 2026, reflecting a $3.0 million or 6.0% decrease compared to fiscal 2025 gross profit of $50.7 million. Our gross profit margin of 31.6% in fiscal 2026 declined 190 basis points compared to our fiscal 2025 gross profit margin of 33.5%. The decrease in gross profit in the current year compared to the prior year was primarily due to lower sales, product mix and $1.3 million in total non-recurring expenses for the current year related to inventory step up, inventory provision, product retrofit and restructuring costs.

Operating expenses for the current year were $46.4 million, representing a $12.9 million or 21.7% decrease from the prior year’s operating expenses of $59.3 million. Excluding the impact of goodwill impairment charges related to the under performance of the MTEX acquisition of $0.3 million and $13.4 million, recognized in fiscal 2026 and 2025, respectively, current year operating expense increased $0.2 million or 0.5% compared to the prior year. Included in operating expenses are selling and marketing expenses of $23.0 million in fiscal 2026, a decrease of 5.3% from the prior year amount of $24.3 million. The decline in selling and marketing expenses for the current year is primarily due to a decrease in employee wages and benefits. General and administrative (“G&A”) expenses increased 5.0% to $16.4 million in the current year compared to $15.6 million in the prior year. The year‑over‑year change in G&A expense reflects changes in the allocation of certain shared corporate costs between cost of sales and operating expense categories, and the current year increase is primarily due to the impact of the non recurring expenses for restructuring, legal fees and proxy cost, which totaled $2.5 million in the current fiscal year. Also contributing to the increase in G&A expenses for the current year were increases in employees’ wages and benefits and subscription expenses. These increases were partially offset by the refinement in the allocation of certain shared corporate cost across cost of sales and operating expense categories as well as a decline in outside services fees, which includes MTEX acquisition costs in fiscal 2025 of $1.2 million compared to $0.3 million in fiscal 2026. Research & development (“R&D”) costs in fiscal 2026 of $6.8 million increased 12.3% from fiscal 2025. Excluding the $0.9 million increase in R&D related to the inclusion of MTEX for the full year in fiscal 2026, the current year R&D expense decreased 2.9%, as lower outside consulting, labor and product testing expenses were partially offset by increases in employee wages and bonuses. The R&D spending level for fiscal 2026 represents 4.5% of net revenue, compared to the prior year level of 4.0%.

Other expense in fiscal 2026 was $3.7 million compared to $3.6 million in fiscal 2025. Current year other expense includes $3.5 million of interest expense on our debt and revolving credit facilities, net foreign exchange loss of $0.2 million, and net other expense of $0.1 million. Prior year other expense included interest expense on debt and revolving credit facilities of $3.2 million and net other expenses of $0.8 million, partially offset by net foreign exchange gain of $0.3 million.

We recognized $0.2 million of income tax benefit for the current fiscal year, resulting in an effective tax rate of 6.3% compared to (17.9)% in fiscal 2025. The increase in the effective tax rate in fiscal 2026 is primarily driven by changes in the earnings mix of our pre-tax book income, the release of a valuation allowance on China net operating losses, the benefit from state research and development tax credits, and an adjustment to goodwill impairment recorded in the prior year. The increase to the effective tax rate in the current year was partially offset by tax expense related to uncertain tax positions, foreign tax rate differences to the U.S. statutory rate, a decrease in windfalls on share based compensation, and income inclusions related to Global Intangible Low‑Taxed Income.

Net loss for fiscal 2026 was $2.4 million, or $0.31 per diluted share. Net loss and net loss per diluted share for the year ended January 31, 2026, were impacted by an inventory provision of $0.7 million ($0.6 million net of tax or $0.07 per diluted share), product retrofit costs of $0.2 million ($0.1 million net of tax or $0.02 per diluted share), inventory step up cost of $0.1 million ($0.1 million net of tax or $0.01 per diluted share) and transaction costs of $0.3 million ($0.2 million net of tax or $0.03 per diluted share), both related to the MTEX acquisition, restructuring charges of $1.4 million ($1.0 million net of tax or $0.14 per diluted share), legal fees related to the MTEX litigation of $0.7 million ($0.5 million net of tax or $0.07 per diluted share), nonrecurring proxy costs of $0.7 million ($0.6 million net of tax or $0.07 per diluted share), goodwill impairment of $0.3 million ($0.3 million net of tax or $0.04 per diluted share) and $0.2 million in nonrecurring other expenses ($0.2 million net of tax or $0.02 per diluted share). The results for fiscal 2025 were impacted by an inventory step up cost of $0.2 million ($0.2 million net of tax or $ 0.02 per diluted share) and transaction costs of $1.2 million ($0.9 million net of tax or $0.12 per diluted share), both related to the MTEX acquisition, goodwill impairment of $13.4 million ($13.4 million net of tax or $1.76 per diluted share) and CFO transition charges of $0.4 million ($0.3 million net of tax or $0.04 per diluted share).

Fiscal 2025 compared to Fiscal 2024

For a comparison of our results of operations for the fiscal years ended January 31, 2025, and January 31, 2024, see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended January 31, 2025, filed with the SEC on April 15, 2025.

Segment Analysis

We report two segments consistent with our product revenue groups: Product ID and Aerospace. Segment performance is evaluated based on the operating segment’s profit before corporate and financial administration expenses. The following table summarizes selected financial information by segment.

($ in thousands)	Revenue			Segment Operating Profit (Loss)			Segment Operating Profit (Loss) as a % of Revenue
	2026	2025	2024	2026	2025	2024	2026	2025	2024
Product ID	$104,221	$102,345	$104,041	$(472)	$(11,859)	$5,325	(0.5)%	(11.6)%	5.1%
Aerospace	46,294	48,938	44,045	9,763	9,087	8,240	21.1%	18.6%	18.7%
Total	$150,515	$151,283	$148,086	9,291	(2,772)	13,565	6.2%	(1.8)%	9.2%
Corporate Expenses				8,085	5,868	4,769
Operating Income (Loss)				1,206	(8,640)	8,796
Other Income (Expense), Net				(3,742)	(3,647)	(2,723)
Income (Loss) Before Income Taxes				(2,536)	(12,287)	6,073
Income Tax Provision (Benefit)				(160)	2,202	1,379
Net Income (Loss)				$(2,376)	$(14,489)	$4,694

Product ID

During the second quarter of fiscal 2025 we acquired MTEX, a Portugal-based manufacturer of digital printing equipment that brought us new technology, a low-cost manufacturing facility and a larger addressable market. Since the closing of that transaction on May 6, 2024, MTEX has been reported as a part of our Product ID segment. Although we remain optimistic about the opportunities created by MTEX’s complementary product portfolio and anticipate improved overall business and enhanced customer service as we integrate MTEX’s advanced technology across other areas of our product portfolio, the integration of MTEX has been more time-consuming and resource-intensive than we originally anticipated. Additionally, in the course of integrating MTEX into our operations, we have discovered certain facts that we believe may constitute breaches of the representations and warranties included in the definitive agreements governing our acquisition of MTEX. We are continuing to investigate these matters and are seeking remedies from the seller under those agreements. Refer to Item 3, Legal Proceedings, included elsewhere in this Annual Report on Form10-K.

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

The table below provides Product ID revenue by the markets in which products and services are sold for the years ended January 31, 2026 and January 31, 2025:

(In thousands)	2026	2025
Desktop Label Printers	$61,824	$59,996
Mail & Sheet/Flat Pack Printers	16,208	15,574
Professional Label Printers	14,252	13,871
Direct to Package/Overprint Printers	10,576	11,057
Flexible Packaging Printers	216	1,304
Other	1,145	543
TOTAL	$104,221	$102,345

On March 20, 2025, we announced our restructuring actions for fiscal 2026, which include the reduction of approximately 10% of the Company’s global workforce, primarily in the Product ID segment, and the realignment of our underperforming MTEX operation in Portugal. As part of this initiative, we have cut approximately 70% of the MTEX product portfolio, phasing out low-volume, low-profit and developmental models in the nascent fabric printing market to focus more resources on much higher-margin products that capitalize on our supplies business. In addition, all MTEX sales, marketing and customer support functions have been integrated into our global teams. Our restructuring actions generated approximately $3.0 million in annualized savings. Refer to Note 20, “Restructuring,” in our consolidated financial statements included elsewhere in this report for further details.

Revenue from the Product ID segment increased 1.8% in fiscal 2026, with revenue of $104.2 million compared to revenue of $102.3 million in the prior year. Current year revenue includes $1.0 million of revenue from tariff -related amounts charged to customers. The current year increase in revenue is primarily attributable to an increase in sales of desktop label printers, which increased $1.8 million or 3.0% from the prior year. Also contributing to the growth in current year sales were mail and sheet/flat pack printers and professional label printers’ sales which increased $0.6 million or 4.1% and $0.4 million or 2.7%, respectively, from the prior year. The increase in current year revenue was partially offset by a decline of $1.1 million or 1.1% in flexible packaging printer sales compared to the prior year, as well as the decline in direct to package/overprint printer sales which declined $0.5 million or 4.4% from the prior year. Product ID current year segment operating loss was $0.5 million, which includes nonrecurring costs of $0.7 million for an inventory provision, $0.2 million for product retrofit costs, $0.5 million for restructuring charges, and $0.1 million for inventory step up cost, $0.3 million for acquisition transaction costs, ($0.1) million for legal fees and goodwill impairment of $0.3 million, all related to the MTEX business and reflects a profit margin of (0.5)%. Prior year segment operating loss was $11.9 million which included nonrecurring costs of $13.4 million for goodwill impairment, $0.2 million for inventory step-up, and $1.2 million for acquisition expenses, all related to the MTEX business, and reflects a profit margin of (11.6) %. Excluding nonrecurring costs, segment operating profit for the current year is $1.5 million and the gross profit margin was 1.5%, compared with segment operating profit of $3.0 million and gross profit margin of 2.9% in the prior year. The year-over-year decline in gross profit and gross margin was driven primarily by higher costs, product mix, and lower sales.

Looking to fiscal 2027, management expects the Product ID segment to benefit from continued momentum in its North America Desktop business, expanded channel partnerships, and increased focus on higher‑value capital equipment, which are expected to drive growth in recurring supplies revenue. These initiatives, together with targeted operational improvements, are expected to support improved execution, subject to tariff‑related and supply chain risks.

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

The table below provides Aerospace revenue by the markets in which products and services are sold for the years ended January 31, 2026 and January 31, 2025:

(In thousands)	2026	2025
Commercial Aircraft	$20,461	$19,696
Aftermarket	19,650	22,559
Defense	3,509	2,452
Regional and Business Jet Aircraft	1,656	3,096
Other	1,018	1,135
TOTAL	$46,294	$48,938

Revenue from the Aerospace segment was $46.3 million for fiscal 2026, a 5.4% decrease compared to revenue of $48.9 million in the prior year. The decrease in revenue for the current year was primarily attributable to a decline in sales of aftermarket parts which, although that business has remained strong, current year sales declined $2.9 million or 12.9% from the prior year due to a large backlog of printheads that were shipped in fiscal 2025. Also contributing to the current year decline in sales were sales in the regional and business jet market, which declined $1.4 million or 46.5% from the prior year. Aerospace revenue in fiscal 2025 was impacted by $0.8 million of revenue recognized as the result of successful claims for component cost increases for printer shipments to one customer as described in Note 3, “Revenue Recognition,” in our consolidated financial statements included elsewhere in this report. The decline in current year Aerospace segment revenue was partially offset by growth in the defense market sales which increased $1.1 million or 43.1% from prior year and commercial aircraft market sales which increased $0.8 million or 3.9% due to improving commercial aircraft production rates. Aerospace current year segment operating profit was $9.8 million resulting in a 21.1% profit margin compared to the prior year segment operating profit of $9.1 million and related operating profit margin of 18.6%. Despite lower sales, the increase in Aerospace’s current year segment operating profit and related margin is attributable to higher revenue from high-margin product lines and lower manufacturing, period costs and operating expenses.

Looking forward to fiscal 2027, management expects the Aerospace segment to benefit from increasing commercial aircraft production rates, rising aircraft utilization, and expanded service opportunities, supporting measured growth in future periods. Profitability is expected to improve due to a more favorable product mix and the anticipated cessation of certain royalty obligations, subject to the risks and uncertainties described in Item 1A, “Risk Factors,” of this Annual Report on Form 10‑K.

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

We believe cash flow generation from operations and available unused credit capacity under our revolving credit facility will support our anticipated needs. Additionally, as discussed below, on October 31, 2025, we amended our credit agreement with Bank of America to, among other things, extend the maturity date of the revolving credit facility and the amortization schedule and final maturity dates of the term loans.

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

At January 31, 2026 our cash and cash equivalents were $4.1 million. As of January 31, 2026, $15.7 million was borrowed and outstanding under our revolving credit facility with Bank of America and $11.8 million was available for borrowing under that revolving credit facility. Additionally, MTEX has a EUR 0.5 million ($0.6 million) available line of credit with Caixa Central de Crédito Agricola Mutuo. This credit line was established in December 2023 and is renewable every six months. There was EUR 0.5 million ($0.6 million) borrowed and outstanding on this line of credit as of January 31, 2026.

Indebtedness

Term Loans and Revolving Credit Facility

The Amended Credit Agreement requires that the Term Loan be paid in quarterly installments on the last day of each fiscal quarter of the Company (commencing with the fiscal quarter ended January 31, 2026 through July 31, 2028), in the principal amount of $500,000 each, and the entire then-remaining principal balance of the Term Loan is required to be paid on August 4, 2028. The Amended Credit Agreement requires that the Term A-2 Loan be paid in monthly installments on the last day of each calendar month of the Company (commencing with November 2025) through July 31, 2035, in the principal amount of $40,500 each, and the entire then-remaining principal balance of the Term A-2 Loan is required to be paid on August 4, 2035. We may voluntarily prepay the Term Loan or the Term A-2 Loan, in whole or in part, from time to time without premium or penalty (other than customary breakage costs, if applicable). We may repay borrowings under the revolving credit facility at any time without premium or penalty (other than customary breakage costs, if applicable), but in any event no later than August 4, 2028, and any outstanding revolving loans thereunder will be due and payable in full, and the remainder of the revolving credit facility will terminate, on such date. We may reduce or terminate the revolving credit facility at any time, subject to certain thresholds and conditions, without premium or penalty.

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

The Term Loan, the Term A-2 Loan and revolving credit loans bear interest at a rate per annum equal to the Term SOFR rate as defined in the Amended Credit Agreement (or, in the case of revolving credit loans denominated in Euros or another currency other than U.S. Dollars, the applicable relevant rate per the Amended Credit Agreement), plus a margin that varies within a range of 1.60% to 3.25% based on our consolidated leverage ratio. In addition to certain other fees and expenses that are required to be paid by us to the Lender, we are required to pay a commitment fee on the undrawn portion of the revolving credit facility that varies within a range of 0.15% and 0.40% based on our consolidated leverage ratio.

We must comply with various customary financial and non-financial covenants under the Amended Credit Agreement, certain provisions of which covenants were modified by the Amendment. The financial covenants under the Amended Credit Agreement consist of a maximum consolidated leverage ratio that is tested on the last day of each fiscal quarter of the Company and a minimum consolidated fixed charge coverage ratio that is tested on the last day of each fiscal quarter of the Company; the minimum consolidated interim fixed charge coverage ratio under the Existing Credit Agreement was eliminated by the Amendment. The primary non-financial covenants limit our and our subsidiaries’ ability to incur future indebtedness, to place liens on assets, to pay dividends or distributions on our or their capital stock, to repurchase or acquire our or their capital stock, to conduct mergers or acquisitions, to sell assets, to alter our or their capital structure, to make investments and loans, to change the nature of our or their business, and to prepay subordinated indebtedness, in each case subject to certain exceptions and thresholds as set forth in the Amended Credit Agreement. As of January 31, 2026, we believe we are in compliance with all of our covenants in the Amended Credit Agreement.

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

Equipment Loan

In January 2024, we entered into a secured equipment loan facility agreement with Banc of America Leasing & Capital, LLC and borrowed the principal amount of $0.8 million thereunder for the financing of our purchase of production equipment. The loan matures on January 23, 2029 and bears interest at a fixed rate of 7.06%. Under this loan agreement, equal monthly payments including principal and interest of $16,296 will be paid through the maturity of the loan on January 23, 2029 and the outstanding balance at January 31, 2026, is $0.5 million.

Assumed Financing Obligations of MTEX

In connection with the purchase of MTEX, we assumed certain existing financing obligations of MTEX that remain outstanding as of January 31, 2026. The long-term debt obligations of MTEX that remain outstanding include a term loan (the “MTEX Term Loan”) pursuant to the agreement dated December 22, 2023 (the “MTEX Term Loan Agreement”) between MTEX and Caixa Central de Crédito Agricola Mutuo. The remaining balance for the MTEX Term Loan is EUR 1.3 million ($1.6 million) at January 31, 2026. The MTEX Term Loan requires monthly principal and interest payments of approximately EUR 17,000 ($20,000) continuing through maturity on December 21, 2033, and bears interest at a rate per annum equal to the EURIBOR 12-month rate plus a 2% margin.

MTEX has also received government assistance in the form of interest-free loans from government agencies located in Portugal (the “MTEX Government Grant Term Loans”). The MTEX Government Grant Term Loans are to be repaid to the applicable government agencies and are classified as long-term debt. The balance of the MTEX Government Grants Term Loans as of January 31, 2026 is EUR 0.2 million ($0.2 million). The MTEX Government Grant Term Loans provide interest-free financing so long as monthly principal payments are made. In the event that MTEX and the applicable government agency renegotiate the payment dates, interest will be calculated according to a rate determined by the government agency as of the date of renegotiation and added to the outstanding principal payments. The MTEX Government Grants Term Loans outstanding as of January 31, 2026 mature at different dates through January 2027.

Additionally, we assumed short-term financing obligations of MTEX, including letters of credit, maturing term loans, and financing arrangements for working capital classified as debt. As of January 31, 2026, all of these short-term financing obligations assumed have been paid, and none remain outstanding.

Cash Flow

The statements of cash flows for the years ended January 31, 2026, 2025 and 2024, are included on page F-7 of this Annual Report on Form 10-K. Net cash provided by operating activities was $11.7 million in fiscal 2026 compared to net cash provided by operating activities of $4.8 million in the previous year. The increase in net cash provided by operations for the current year is primarily due to lower net loss and an increase in cash provided by working capital, as the changes in accounts receivable, inventory, income taxes, deferred revenue and accounts payable and accrued expenses for the current year increased cash by $7.8 million in fiscal 2026 compared to a decrease in cash of $0.3 million in the prior year.

Our accounts receivable balance decreased to $19.0 million at January 31, 2026, compared to $21.2 million at January 31, 2025. Excluding the impact of the MTEX acquisition in fiscal 2025, accounts receivable decreased $2.8 million from prior year end. The days sales outstanding decreased to 46 days at year end compared to 51 days at the end of fiscal 2025.

The year-end inventory balance decreased to $43.3 million at January 31, 2026, versus $47.9 million at January 31, 2025. Excluding the impact of the MTEX acquisition in fiscal 2025, inventories decreased $5.9 million from the prior year end. Inventory days on hand decreased to 153 days at the end of the current year from 175 days at the prior year end.

Net cash used by investing activities for fiscal 2026 was $0.2 million, which includes $0.3 million used for capital expenditures and $0.1 million of proceeds from sales of equipment. This compares to fiscal 2025 cash used by investing activities of $20.3 million, which included $19.1 million related to the acquisition of MTEX and $1.2 million for capital expenditures.

Net cash used by financing activities for fiscal 2026 was $12.9 million. Cash used by financing activities for fiscal 2026 primarily includes $26.0 million of principal payments on our long term debt, $5.2 million in net repayments for our revolving credit facility and guaranteed royalty obligation payments of $1.2 million, partially offset by $19.7 million of proceeds from our debt borrowings. Cash provided by financing activities for fiscal 2025 primarily includes $15.1 million of proceeds from our long-term debt borrowings and $11.5 million of borrowings under the revolving credit facility, partially offset by $9.0 million of principal payments on our long-term debt and guaranteed royalty obligation payments of $1.9 million.

Fiscal 2025 compared to Fiscal 2024

For a comparison of our cash flow for the fiscal years ended January 31, 2025, and January 31, 2024, see “Part II, Item 7. Management’s Discussion and Analysis of Liquidity and Capital Resources” in our Annual Report on Form 10-K for the fiscal year ended January 31, 2025, filed with the SEC on April 15, 2025.

Contractual Obligations, Commitments and Contingencies

As of January 31, 2026, we had contractual obligations related to lease arrangements, debt and royalty obligation arrangements and purchase commitments.

The lease arrangements are for certain of our facilities at various locations worldwide. As of January 31, 2026, we had fixed lease payment obligations of $2.5 million, with $0.6 million due within 12 months. Refer to Note 11, “Leases,” in our audited consolidated financial statements included in this Annual Report on Form 10-K for further details.

Debt arrangements under our Amended Credit Agreement with Bank of America, N.A. consist of two term loans with a total outstanding principal balance of $19.1 million at January 31, 2026, of which $2.5 million is due within the 12 months after that date and a revolving credit facility with an outstanding balance of $15.7 million at January 31, 2026. We also have an outstanding amount of $0.5 million for our secured equipment loan facility, of which $0.2 million is due within the 12 months after such date. Additionally, we have $1.8 million of debt outstanding at January 31, 2026 related to debt we assumed as part of the May 2024 MTEX acquisition, of which $0.4 million is due within 12 months. For additional details regarding our long-term debt obligations, see Note 8, “Credit Agreement and Long-Term Debt,” in our audited consolidated financial statements included in this Annual Report on Form 10-K.

We are subject to a guaranteed minimum royalty payment obligation pursuant to the Honeywell Agreements, which, at January 31, 2026, included a balance due of $1.8 million, with $1.7 million due within 12 months. Refer to Note 10, “Royalty Obligations,” in our audited consolidated financial statements included in this Annual Report on Form 10-K for further details.

In order to meet our manufacturing demands and, in some cases, lock in particular pricing structures for specific goods used in manufacturing, we enter into purchase commitments with our suppliers. At January 31, 2026, our purchase commitments totaled $23.3 million, with $22.9 million due within 12 months, some of which are non-cancelable.

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

Allowance for Doubtful Accounts: Accounts receivable consists primarily of receivables from our customers arising from the sale of our products. We actively monitor our exposure to credit risk through the use of credit approvals and credit limits. Accounts receivable is presented in our consolidated balance sheet net of reserves for doubtful accounts.

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

Warranty Claims: We provide warranties on certain products and accrue a liability for estimated warranty-related costs. The warranty reserve is based on estimates of the costs required to settle existing and future claims, using historical claims experience for products sold as of the balance sheet date. Key assumptions include the length of the warranty period, product failure rates, customer usage patterns, and expected corrective costs. Warranty costs are recorded in cost of revenue, with the related reserve included in accrued expenses. Actual warranty costs may differ from estimates, and such differences could adversely affect future results of operations. We periodically reassess our estimates and adjust the warranty liability as necessary based on actual experience.

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

Income Taxes: A valuation allowance is established when it is “more-likely-than-not” that all or a portion of deferred tax assets will not be realized. A review of all available positive and negative evidence must be considered, including our performance, the market environment in which we operate, length of carryforward periods, existing revenue backlog and future revenue projections. If actual factors and conditions differ materially from the estimates made by management, the actual realization of the net deferred tax assets or liabilities could vary materially from the amounts previously recorded. At January 31, 2026, we had provided valuation allowances for future tax benefits resulting from certain domestic and foreign R&D tax credits, and foreign tax credit carryforwards, all of which are expected to expire unused.

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

Share-Based Compensation: Compensation expense for time-based restricted stock units and stock-settled performance awards is measured at the grant date and recognized ratably over the vesting period. We determine the fair value of time-based and performance-based restricted stock units based on the closing market price of our common stock on the grant date. The fair value of stock-settled performance awards is equal to the fixed monetary reference amount granted to each individual. The recognition of compensation expense associated with performance-based restricted stock units and stock-settled performance awards requires judgment in assessing the probability of meeting the performance goals, as well as defined criteria for assessing achievement of the performance-related goals. For purposes of measuring compensation expense, the number of shares ultimately expected to vest is estimated at each reporting date based on management’s expectations regarding the relevant performance criteria. The performance awards begin vesting only upon the achievement of the performance criteria. The achievement of the performance goals can impact the valuation and associated expense of the restricted stock units. The assumptions used in accounting for the share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if circumstances change and we use different assumptions, our stock-based compensation expense could be materially different in the future.

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

Foreign Currency Exchange Risk

The functional currencies of our foreign subsidiaries and branches are the local currencies—the British Pound in the U.K., the Canadian Dollar in Canada, the Danish Kroner in Denmark, the Chinese Yuan in China, and the Euro in France, Germany and Portugal. We are exposed to foreign currency exchange risk as the functional currency financial statements of foreign subsidiaries are translated to U.S. dollars. The assets and liabilities of our foreign subsidiaries having a functional currency other than the U.S. dollar are translated into U.S. dollars at the exchange rate prevailing at the balance sheet date, and at an average exchange rate for the reporting period for revenue and expense accounts. The cumulative foreign currency translation adjustment is recorded as a component of accumulated other comprehensive income (loss) in shareholders’ equity. The reported results of our foreign subsidiaries will be influenced by their translation into U.S. dollars by currency movements against the U.S. dollar. Our primary currency translation exposure is related to our subsidiaries that have functional currencies denominated in Danish Kroner and the Euro. A hypothetical 10% change in the rates used to translate the results of our foreign subsidiaries would result in an increase or decrease in our consolidated net loss of less than $0.1 million for the year ended January 31, 2026.

Transactional exposure arises where transactions occur in currencies other than the functional currency. Transactions in foreign currencies are recorded at the exchange rate prevailing at the date of the transaction. The resulting monetary assets and liabilities are translated into the appropriate functional currency at exchange rates prevailing at the balance sheet date and the resulting gains and losses are reported as foreign exchange gain (loss) in the consolidated statements of income. Foreign exchange losses resulting from transactional exposure were $0.1 million for the year ended January 31, 2026.

Interest Rate Risk

At January 31, 2026, our total indebtedness primarily consists of an outstanding principal amount of $9.5 million of USD term loan variable-rate debt, $9.6 million of term A-2 loan variable-rate debt, and an outstanding principal balance of $15.7 million under our revolving credit facility, which bears interest at a variable rate. At January 31, 2026, the USD term loan and the term A-2 loan and our revolving credit facility debt bore interest at the SOFR rate (or, in the case of revolving credit loans denominated in Euros or another currency other than U.S. Dollars, the applicable rate), as defined in the Amended Credit Agreement plus a margin that varies between 1.60% and 3.25% based on our consolidated leverage ratio. During fiscal 2026, the weighted average interest rate on our variable rate debt was 7.3%, and the weighted average interest rate on our revolving credit facility debt was 7.10%. The impact on our results of operations of a 100 basis point change in the interest rates on the outstanding balance of our variable-rate term debt and revolving credit facility debt would be approximately $0.4 million annually.

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

Based on that evaluation, our Principal Executive Officer and our Principal Financial Officer have concluded that our disclosure controls and procedures were effective as of January 31, 2026.

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

Management conducted its evaluation of the effectiveness of its internal control over financial reporting as of January 31, 2026, including the operations of MTEX. MTEX was acquired effective May 6, 2024 and, in accordance with SEC guidance, was excluded from our assessment of internal control over financial reporting for the fiscal year ended January 31, 2025. As of January 31, 2026, we have integrated MTEX into our internal control environment and financial reporting systems, and we have performed testing of the design and operating effectiveness of the internal controls at MTEX as part of our consolidated assessment. In making this assessment, management used the criteria set forth in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, our Principal Executive Officer and Principal Financial Officer believe that as of January 31, 2026, our internal control over financial reporting was effective.

The effectiveness of our internal control over financial reporting as of January 31, 2026 has been audited by Wolf & Company, P.C., an independent registered public accounting firm, as stated in their attestation report, which is included herein.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated herein by reference to our definitive proxy statement to be filed for our 2026 Annual Meeting of Shareholders, which will be filed with the SEC no later than 120 days after the end of our fiscal year (our “Proxy Statement”). Certain other information relating to our executive officers appears in Part I of this Annual Report on Form 10-K under the heading “Information about our Executive Officers.”

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

(10.3)

Form of Incentive Stock Option Agreement granted under the 2015 Equity Incentive Plan filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended July 30, 2016 and incorporated by reference herein.**

(10.4)

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

(10.11)

Form of Performance-based Restricted Stock Unit Award Agreement filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, event date June 4, 2018, filed with the SEC on June 4, 2018 and incorporated by reference herein.**

(10.12)

Form of Restricted Stock Unit Agreement (time-based vesting) filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, event date June 4, 2018, filed with the SEC on June 4, 2018 and incorporated by reference herein.**

(10.13)	Form of Incentive Stock Option filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, event date June 4, 2018, filed with the SEC on June 4, 2018 and incorporated by reference herein.**

Exhibit Number

(10.14)

Form of Non-statutory Stock Option filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K, event date June 4, 2018, filed with the SEC on June 4, 2018 and incorporated by reference herein.**

(10.15)

Form of Non-statutory Stock Option (Non-employee Director) filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K, event date June 4, 2018, filed with the SEC on June 4, 2018 and incorporated by reference herein.**

(10.16)

Form of Restricted Stock Agreement filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K, event date June 4, 2018, filed with the SEC on June 4, 2018 and incorporated by reference herein.**

(10.17)

Form of Non-employee Director Restricted Stock Agreement filed as Exhibit 10.7 to the Company’s Current Report on Form 8-K, event date June 4, 2018, filed with the SEC on June 4, 2018 and incorporated by reference herein.**

(10.18)

AstroNova, Inc. Amended and Restated Non-Employee Director Annual Compensation Program filed as Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended January 31, 2025, filed with the SEC on April 15, 2025 and incorporated by reference herein. **

(10.19)

AstroNova, Inc. 2018 Equity Incentive Plan Non-Employee Director Restricted Stock Agreement filed as Exhibit 10.41 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2019 and incorporated by reference herein.*

(10.20)

AstroNova, Inc. 2018 Equity Incentive Plan, as amended, filed as Appendix A to the Company’s Definitive Proxy Statement filed with the SEC on May 25, 2019 on Schedule 14A and incorporated by reference herein.*

(10.21)

Amended and Restated Credit Agreement dated as of July 30, 2020 among AstroNova, Inc., ANI ApS, TrojanLabel ApS, and Bank of America, N.A. filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 1, 2020 and incorporated by reference herein.

(10.22)

Amended and Restated Security and Pledge Agreement dated as of July 30, 2020 among AstroNova, Inc. and Bank of America, N.A., filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, event date July 30, 2020, filed with the SEC on August 5, 2020 and incorporated by reference herein.

(10.23)

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

(10.25)

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

(10.26)

Form of Indemnification Agreement for directors and officers, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended October 30, 2021, and incorporated by reference herein.**

(10.27)

LIBOR Transition Amendment dated as of December 14, 2021 among AstroNova, Inc. and Bank of America, N.A., filed as Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the period ended January 31, 2022, and incorporated by reference herein.

(10.28)

AstroNova, Inc. 2022 Employee Stock Purchase Plan, filed as Annex A to the AstroNova, Inc. Definitive Proxy Statement on Schedule 14A filed with the SEC on April 29, 2022 and incorporated by reference herein.**

(10.29)

Transitional Management Agreement dated May 4, 2024, by and between AstroNova Portugal, Unipessoal, Lda., Effort Premier Solutions Lda., Elói Serafim Alves Ferreira, and MTEX New Solutions, S.A., filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, event date May 4, 2024, filed with the SEC on May 9, 2024 and incorporated by reference herein*

(10.30)

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

(10.32)

Separation Agreement dated June 25, 2024 between the Company and David S. Smith, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, event date June 25, 2024, filed with the SEC on June 27, 2024 and incorporated by reference herein.**

(10.33)

Amendment dated August 5, 2024 to Separation Agreement between the Company and David S. Smith, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, event dated August 5, 2024, filed with the SEC on August 8, 2024 and incorporated by reference herein.**

(10.34)

Fourth Amendment to Amended and Restated Credit Agreement dated as of March 20, 2025 among AstroNova, Inc., Astro Machine Corporation and Bank of America, N.A., filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, event date March 20, 2025, filed with the SEC on March 21, 2025 and incorporated by reference herein.

(10.35)

Separation & Consulting Agreement and General Release dated March 24, 2025, between the Company and Stephen Petrarca, filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended April 30, 2025, filed with the SEC on June 6, 2025 and incorporated by reference herein.**

(10.36)

Form of Stock-Settled Performance Award Agreement, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, event date June 12, 2025, filed with the SEC on June 12, 2025 and incorporated by reference herein.**

(10.37)

Separation Agreement dated July 16, 2025 between the Company and Gregory A. Woods, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, event date July 16, 2025, filed with the SEC on July 21, 2025 and incorporated by reference herein.**

(10.38)

Letter Agreement dated July 23, 2025 between the Company and Darius G. Nevin, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, event date July 23, 2025, filed with the SEC on July 29, 2025 and incorporated by reference herein.**

(10.39)

Fifth Amendment to Amended and Restated Credit Agreement and Waiver Agreement dated as of September 8, 2025 among AstroNova, Inc., Astro Machine Corporation and Bank of America, N.A. filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the period ended July 31, 2025, filed with the SEC on September 9, 2025 and incorporated by reference herein.

(10.40)

Letter Agreement dated August 2, 2025 between the Company and Jorik Ittmann, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, event date July 31, 2025, filed with the SEC on August 4, 2025 and incorporated by reference herein.**

(10.41)

Letter Agreement dated August 2, 2025 between the Company and Thomas DeByle, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, event date July 31, 2025, filed with the SEC on August 4, 2025 and incorporated by reference herein.**

Exhibit Number
(10.42)

Letter Agreement dated August 2, 2025 between the Company and Tom Carll, filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, event date July 31, 2025, filed with the SEC on August 4, 2025 and incorporated by reference herein.**

(10.43)

Letter Agreement dated August 2, 2025 between the Company and Michael Natalizia, filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K, event date July 31, 2025, filed with the SEC on August 4, 2025 and incorporated by reference herein.**

(10.44)

Cooperation Agreement dated August 21, 2025 by and among the Company, Samir Patel and Askeladden Capital Management LLC, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, event date August 21, 2025, filed with the SEC on August 21, 2025 and incorporated by reference herein.

(10.45)

Sixth Amendment to Amended and Restated Credit Agreement and Waiver Agreement dated as of October 31, 2025 among AstroNova, Inc., Astro Machine Corporation and Bank of America, N.A., filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, event date October 31, 2025, filed with the SEC on November 6, 2025 and incorporated by reference herein.

(10.46)

Amendment to Employment Contract dated August 11, 2025 between the Company and Padraig Finn, filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the period ended October 31, 2025, filed with the SEC on December 10, 2025 and incorporated by reference herein.**

(19)

Statement of Policy Regarding Transaction in Securities of AstroNova, Inc. filed as Exhibit 19 to the Company’s Annual Report on Form 10-K for the period ended January 31, 2025, filed with the SEC on April 15, 2025 and incorporated by reference herein.

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

ASTRONOVA, INC. (Registrant)
/s/ Jorik E. Ittmann
Date: April 15, 2026	By:
(Jorik E. Ittmann, Chief Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Name	Title	Date

/s/ Jorik E. Ittmann Jorik E. Ittmann	President, Chief Executive Officer and Director (Principal Executive Officer)	April 15, 2026
/s/ Thomas D. DeByle
Thomas D. DeByle	Vice President, Chief Financial Officer and Treasurer (Principal Accounting and Financial Officer)	April 15, 2026
/s/ Alexis P. Michas
Alexis P. Michas	Director	April 15, 2026
/s/ Mitchell I. Quain
Mitchell I. Quain	Director	April 15, 2026
/s/ Yvonne E. Schlaeppi
Yvonne E. Schlaeppi	Director	April 15, 2026
/s/ Richard S. Warzala
Richard S. Warzala	Director	April 15, 2026

/s/ Darius G. Nevin
Darius G. Nevin	Director	April 15, 2026
/s/ Shawn Kravetz	Director	April 15, 2026
Shawn Kravetz

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Shareholders and Board of Directors of

AstroNova, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of AstroNova, Inc. (the “Company”) as of January 31, 2026 and 2025, and the related consolidated statements of income, comprehensive income, changes in stockholders' equity and cash flows for each of the three years in the period ended January 31, 2026, and the related notes to the consolidated financial statements and the financial statement schedule listed in Item 15(a)(2) (collectively, the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 31, 2026 and 2025, and the results of its operations and its cash flows for each of the three years in the period ended January 31, 2026, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of January 31, 2026, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Our report dated April 15, 2026 expressed an opinion that the Company maintained effective internal control over financial reporting as of January 31, 2026, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

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

April 15, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Shareholders and Board of Directors of

AstroNova, Inc.

Opinion on the Internal Control Over Financial Reporting

We have audited AstroNova, Inc.’s (the Company) internal control over financial reporting as of January 31, 2026, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2026, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements of the Company and our report dated April 15, 2026 expressed an unqualified opinion.

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

Boston, Massachusetts

April 15, 2026

ASTRONOVA, INC.

CONSOLIDATED BALANCE SHEETS

As of January 31

(In Thousands, Except Share Data)

	2026	2025
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$4,072	$5,050
Accounts Receivable, net of reserves of $2,341 in 2026 and $3,104 in 2025	18,985	21,218
Inventories, net of reserves	43,252	47,894
Prepaid Expenses and Other Current Assets	4,395	3,855
Total Current Assets	70,704	78,017
Property, Plant and Equipment, net	14,128	15,793
Identifiable Intangibles, net	21,496	23,519
Goodwill	17,376	16,361
Deferred Tax Assets, net	9,831	8,431
Right of Use Asset	2,466	1,781
Other Assets	1,565	1,693
TOTAL ASSETS	$137,566	$145,595
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts Payable	$6,806	$7,928
Accrued Compensation	4,390	3,745
Other Accrued Expenses	4,702	4,461
Revolving Credit Facility	16,273	20,929
Current Portion of Long-Term Debt	3,033	6,110
Short-Term Debt	—	581
Current Liability—Royalty Obligation	1,656	1,358
Current Liability—Excess Royalty Payment Due	331	691
Income Taxes Payable	691	—
Deferred Revenue	489	543
Total Current Liabilities	38,371	46,346
NON-CURRENT LIABILITIES
Long-Term Debt, net of current portion	18,295	19,044
Lease Liabilities, net of current portion	1,953	1,535
Grant Deferred Revenue	899	1,090
Income Taxes Payable, net of current portion	800	684
Royalty Obligation, net of current portion	145	1,106
Deferred Tax Liabilities	—	40
Other Long-Term Liabilities	241	—
TOTAL LIABILITIES	60,704	69,845
Commitments and Contingencies (See Note 22)
SHAREHOLDERS’ EQUITY
Preferred Stock, $10 Par Value, Authorized 100,000 shares, None Issued	—	—
Common Stock, $0.05 Par Value, Authorized 13,000,000 shares; Issued 11,077,051 shares in 2026 and Issued 10,936,220 shares in 2025	554	547
Additional Paid-in Capital	66,329	64,215
Retained Earnings	47,004	49,380
Treasury Stock, at Cost, 3,415,144 shares in 2026 and 3,394,942 shares in 2025	(35,227)	(35,043)
Accumulated Other Comprehensive Loss, net of tax	(1,798)	(3,349)
TOTAL SHAREHOLDERS’ EQUITY	76,862	75,750
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$137,566	$145,595

See Notes to the Consolidated Financial Statements.

ASTRONOVA, INC.

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

For the years ended January 31

(In Thousands, Except Per Share Data)

	2026		2025		2024
Revenue	$150,515		$151,283		$148,086
Cost of Revenue	102,881		100,625		98,581
Gross Profit	47,634		50,658		49,505
Costs and Expenses:
Selling and Marketing	22,963		24,252		23,404
Research and Development	6,788		6,047		6,341
General and Administrative	16,380		15,596		10,964
Goodwill Impairment	297		13,403		—
Operating Expenses	46,428		59,298		40,709
Operating Income (Loss)	1,206		(8,640)		8,796
Other Income (Expense):
Interest Expense	(3,503)		(3,210)		(2,697)
Gain (Loss) on Foreign Currency Transactions	(146)		335		(83)
Other, net	(93)		(772)		57
Total Other Income (Expense)	(3,742)		(3,647)		(2,723)
Income (Loss) before Income Taxes	(2,536)		(12,287)		6,073
Income Tax Provision (Benefit)	(160)		2,202		1,379
Net Income (Loss)	$(2,376)		$(14,489)		$4,694
Net Income (Loss) Per Common Share—Basic	$(0.31)		$(1.93)		$0.63
Net Income (Loss) Per Common Share—Diluted	$(0.31)		$(1.93)		$0.63
Weighted Average Number of Common Shares Outstanding—Basic	7,614		7,509		7,415
Dilutive Effect of Common Stock Equivalents	—	(1)	—	(1)	81
Weighted Average Number of Common Shares Outstanding—Diluted	7,614		7,509		7,496

(1) For the years ended January 31, 2025, we had weighted average common stock equivalent shares outstanding of 55,402 and 45,908, respectively, that could potentially dilute earnings per share in future periods. These shares were excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive given the net loss during the period.

See Notes to the Consolidated Financial Statements.

ASTRONOVA, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

For the years ended January 31

(In Thousands)

	2026	2025	2024
Net Income (Loss)	$(2,376)	$(14,489)	$4,694
Other Comprehensive Income (Loss), net of taxes and reclassification adjustments:
Foreign Currency Translation Adjustments	1,551	(1,130)	19
Other Comprehensive Income (Loss)	1,551	(1,130)	19
Comprehensive Income (Loss)	$(825)	$(15,619)	$4,713

See Notes to the Consolidated Financial Statements.

ASTRONOVA, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

($ In Thousands)

	Common Stock		Additional Paid-in	Retained	Treasury	Accumulated Other Comprehensive	Total Shareholders’
	Shares	Amount	Capital	Earnings	Stock	Income (Loss)	Equity
Balance January 31, 2023	10,676,851	$534	$61,131	$59,175	$(34,235)	$(2,238)	$84,367
Share-Based Compensation	—	—	1,347	—	—	—	1,347
Employee Stock Purchase Plan	9,898	—	107	—	—	—	107
Employee Option Exercises	9,100	1	105	—	—	—	106
Restricted Stock Awards Vested, net	116,288	6	(6)	—	(358)	—	(358)
Net Income	—	—	—	4,694	—	—	4,694
Other Comprehensive Income	—	—	—	—	—	19	19
Balance January 31, 2024	10,812,137	$541	$62,684	$63,869	$(34,593)	$(2,219)	$90,282
Share-Based Compensation	—	—	1,378	—	—	—	1,378
Employee Stock Purchase Plan	12,550	—	146	—	—	—	146
Employee Option Exercises	14,546	1	12	—	—	—	13
Restricted Stock Awards Vested, net	96,987	5	(5)	—	(450)	—	(450)
Net Loss	—	—	—	(14,489)	—	—	(14,489)
Other Comprehensive Loss	—	—	—	—	—	(1,130)	(1,130)
Balance January 31, 2025	10,936,220	$547	$64,215	$49,380	$(35,043)	$(3,349)	$75,750
Share-Based Compensation	—	—	2,070	—	—	—	2,070
Employee Stock Purchase Plan	6,463	—	51	—	—	—	51
Restricted Stock Awards Vested, net	134,368	7	(7)	—	(184)	—	(184)
Net Loss	—	—	—	(2,376)	—	—	(2,376)
Other Comprehensive Income	—	—	—	—	—	1,551	1,551
Balance January 31, 2026	11,077,051	$554	$66,329	$47,004	$(35,227)	$(1,798)	$76,862

See Notes to the Consolidated Financial Statements.

ASTRONOVA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended January 31

(In Thousands)

	2026	2025	2024
Cash Flows from Operating Activities:
Net Income (Loss)	$(2,376)	$(14,489)	$4,694
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided (Used) By Operating Activities:
Depreciation and Amortization	4,804	4,780	4,266
Grant Income Charged to Depreciation	330	159	—
Goodwill Impairment	297	13,403	—
Amortization of Debt Issuance Costs	43	30	23
Restructuring Cost	—	—	2,040
Share-Based Compensation	2,310	1,378	1,347
Deferred Income Tax Provision (Benefit)	(1,312)	874	(78)
Loss on Disposal of Fixed Assets	115	—	—
Changes in Assets and Liabilities, net of impact of acquisition:
Accounts Receivable	2,786	2,859	(1,486)
Inventories	5,909	1,616	2,910
Income Taxes Payable	663	(904)	(343)
Accounts Payable and Accrued Expenses	(1,125)	(2,379)	(46)
Deferred Revenue	(420)	(1,520)	—
Other	(286)	(959)	(973)
Net Cash Provided by Operating Activities	$11,738	$4,848	$12,354
Cash Flows from Investing Activities:
Proceeds from Sale of Equipment	113	—	—
Additions to Property, Plant and Equipment	(332)	(1,165)	(875)
Cash Paid for Acquisitions, net of cash acquired	—	(19,109)	—
Net Cash Used by Investing Activities	$(219)	$(20,274)	$(875)
Cash Flows from Financing Activities:
Net Cash Proceeds from Employee Stock Option Plans	—	12	105
Net Cash Proceeds from Share Purchases under Employee Stock Purchase Plan	51	146	107
Net Cash Used for Payment of Taxes Related to Vested Restricted Stock	(184)	(450)	(358)
Principal Payments on Long-Term Debt	(25,982)	(8,980)	(2,100)
Proceeds from Long-Term Debt Borrowings	19,720	15,078	—
Net (Repayments)/Borrowings under Revolving Credit Facility	(5,158)	11,508	(7,000)
Payment of Minimum Guarantee Royalty Obligation	(1,238)	(1,902)	(1,725)
Payments of Debt Issuance Costs	(66)	(34)	—
Net Cash Provided (Used) by Financing Activities	$(12,857)	$15,378	$(10,971)
Effect of Foreign Exchange Rate Changes on Cash and Cash Equivalents	360	571	73
Net (Decrease) Increase in Cash and Cash Equivalents	$(978)	$523	$581
Cash and Cash Equivalents, beginning of year	5,050	4,527	3,946
Cash and Cash Equivalents, end of year	$4,072	$5,050	$4,527
Supplemental Information:
Cash Paid During the Period for:
Interest	$3,043	$2,701	$2,343
Income Taxes, net of refunds	$634	$2,210	$1,694
Non-Cash Transactions:
Operating Lease Obtained in Exchange for Operating Lease Liabilities	$1,075	$1,581	$—
Financed Equipment Purchase	$—	$—	$822

See Notes to the Consolidated Financial Statements.

ASTRONOVA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2026, 2025 and 2024

Note 1—Summary of Significant Accounting Policies

Overview: AstroNova, Inc., headquartered in West Warwick, Rhode Island, uses its proprietary printing technologies and expertise to design, manufacture, and distribute specialty printers that present data visually across various media. Our products are used worldwide in diverse applications.

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

Reclassification: Certain amounts in prior year’s financial statements have been reclassified to conform to the current year’s presentation. In the fourth quarter of fiscal 2026, we revised our methodology for allocating certain costs between cost of revenue and operating expenses. As a result of this change, prior period cost of goods sold and operating expenses have been recast in the accompanying statements of income (loss) for the periods ended January 31, 2025 and January 31, 2024. This change reduced gross profit by $2.1 million in each of the periods ended January 31, 2025 and January 31, 2024.

Also, in the fourth quarter of fiscal 2026, we refined our reporting to better reflect segment performance by allocating certain costs previously included in corporate general and administrative expense to the operating expenses of the applicable reporting segments. See Note 17, “Segment Reporting and Geographical Information” for further details on the impact of these changes to segment reporting.

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

Correction of Immaterial Error in Prior Period Financial Statements: During the third quarter of fiscal 2026, we identified an error related to the accounting for the MTEX acquisition. The error involved the recognition of Euro 1.8 million (approximately $1.9 million as of the opening balance sheet date of May 6, 2024) in net book value of property, plant and equipment (“PP&E”) that was included in the opening balance sheet. In September 2025 we discovered that these assets were either non-existent or obsolete at the acquisition date. Accordingly, the net book value of these assets was written off in the third quarter of fiscal 2026, with a corresponding increase to goodwill acquired in the acquisition. This error correction had no impact on net assets in the MTEX opening balance sheet. Refer to Note 2, “Acquisition” for further details on the correction to the opening balance sheet.

The net impact of this error correction on our consolidated statement of income (loss) in fiscal 2025 and 2026 is immaterial. In fiscal 2025, $0.2 million of depreciation expense related to the written-off assets was recorded and reversed in fiscal 2026. The write-off necessitated an update to the goodwill valuation model used to assess impairment, resulting in an additional goodwill impairment of $0.3 million for the period ended January 31, 2025. The combined impact of these adjustments is a net charge of $0.1 million which has been recorded in fiscal 2026.

We assessed the materiality of these errors, using both quantitative and qualitative factors, in accordance with the SEC Staff Accounting Bulletin (“SAB”) No. 99 “Materiality” and SAB 108 “Considering the Effects of Prior Year Misstatements when

Quantifying Misstatements in Current Year Financial Statements” codified in ASC 250, “Accounting Changes and Error Corrections” and concluded these errors were immaterial to all of the previously issued consolidated financial statements. Under ASC 250, correcting prior‑year financial statements for such immaterial errors does not require previously filed reports to be amended. For comparative purposes, we have made a correction to the consolidated balance sheet and related footnotes for the prior period presented of Euro 1.8 million (approximately $1.8 million at January 31, 2025) in this Form 10-K as follows:

	For the Year ended January 31, 2025
(In thousands)	As Previously Reported	Adjustments	As Revised
Property, Plant and Equipment	$17,639	$(1,846)	$15,793
Goodwill	$14,515	$1,846	$16,361

Cash and Cash Equivalents: Highly liquid investments with an original maturity of 90 days or less are considered to be cash equivalents. At January 31, 2026 and 2025, $2.6 million and $2.7 million, respectively, was held in foreign bank accounts.

Inventories: Inventories are stated at the lower of standard and average cost or net realizable value and include material, labor and manufacturing overhead. Cost is determined using an average cost method that approximates the first-in, first-out (FIFO) method.

Property, Plant and Equipment: Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation is provided on a straight-line, half year convention over the estimated useful lives of the assets (land improvements—5 to 20 years; buildings and leasehold improvements—5 to 40 years; machinery and equipment—5 to 10 years; and computer equipment and software—3 to 10 years).

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

The vast majority of our revenue is generated from the sale of distinct products. Revenue is measured as the amount of consideration we expect to receive in exchange for such products, which is generally at the contractually stated prices, and is recognized when we satisfy a performance obligation by transferring control of a product to a customer. The transfer of control generally occurs at one point in time, upon shipment, when title and risk of loss pass to the customer. In our Product ID segment, we include tariffs charged to customers as revenue. Returns and customer credits are infrequent and are recorded as a reduction to revenue. Sales taxes and value added taxes collected concurrently with revenue generating activities are excluded from revenue.

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

We may perform services at the request of the customer, generally for the repair and maintenance of products previously sold. These services are short in duration and total approximately 5.0% of revenue for each of the years ended January 31, 2026 and 2025. Revenue is recognized as services are rendered and accepted by the customer. We also provide service agreements on certain of our

Product ID equipment. Service agreements are purchased separately from the equipment and provide for the right to obtain service and maintenance on the equipment for a period of typically one to two years. Accordingly, revenue on these agreements is recognized over the term of the agreements. The portion of service agreement contracts that are uncompleted at the end of any reporting period is included in deferred revenue.

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

Accounts Receivable and Allowance for Doubtful Accounts: Standard payment terms are typically 30 days after shipment but vary by type and geographic location of our customer. Credit is extended based upon an evaluation of the customer’s financial condition. Our allowance for doubtful accounts represents our estimate of expected credit losses related to our trade receivables. We pool our trade receivables based on similar risk characteristics, such as the age of receivables. To estimate our allowance for doubtful accounts, we leverage information on historical losses, asset-specific risk characteristics, current conditions, and reasonable and supportable forecasts of future conditions. Account balances are written off against the allowance when we deem the amount is uncollectible. Accounts receivable are stated at their estimated net realizable value.

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

Research and Development Costs: We charge research and development costs to expense in the period incurred, and these expenses are presented in the consolidated statement of income (loss). The following costs are included in research and development expense: salaries and benefits, external engineering service costs, engineering related information costs and supplies.

Foreign Currency Translation: The financial statements of foreign subsidiaries and branches are measured using the local currency as the functional currency. Foreign currency-denominated assets and liabilities are translated into U.S. dollars at year-end exchange rates with the translation adjustment recorded as a component of accumulated comprehensive income (loss) in shareholders’ equity. Revenues and expenses are translated at the average monthly exchange rates in effect during the related period. We do not provide for U.S. income taxes on foreign currency translation adjustments associated with our subsidiaries in Germany, Denmark and China since their undistributed earnings are considered to be permanently invested. Included in our consolidated statements of income (loss) are net foreign transaction exchange gains (losses) of $(0.1) million, $0.3 million and $(0.1) million in fiscal 2026, 2025 and 2024, respectively.

Advertising: We expense advertising costs as incurred. Advertising costs including advertising production, trade shows and other activities are designed to enhance demand for our products and amounted to $2.0 million in fiscal years 2026 and 2025 and $1.8 million, in fiscal year 2024.

Long-Lived Assets: Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. If the projected undiscounted cash flows are less than the carrying value, then an impairment charge would be recorded for the excess of the carrying value over the fair value, as determined by the discounting of future cash flows. There were no impairment charges for our long-lived assets in fiscal years 2026 or 2025.

Intangible Assets: Intangible assets include the value of customer and distributor relationships, trademarks and existing technology acquired in connection with business and asset acquisitions and are stated at cost (fair value at acquisition) less accumulated amortization. These intangible assets have a definite life and are amortized over the assets’ useful lives using a systematic and rational basis which is representative of the assets’ use. Intangible assets with a definite life are tested for impairment whenever events or circumstances indicate that the carrying amount of an asset (asset group) may not be recoverable. If necessary, an impairment loss is recognized when the carrying amount of an asset exceeds the estimated undiscounted cash flows used in determining the fair value of the asset. The amount of the impairment loss recorded is calculated by the excess of the asset’s carrying value over its fair value. Fair value is generally determined using a discounted cash flow analysis. There were no impairment charges for our intangible assets in fiscal years 2026 or 2025.

Goodwill: Goodwill represents the excess of the aggregate purchase price over the fair value of the net assets acquired in a purchase business combination. Management evaluates the recoverability of goodwill annually or more frequently if events or changes in circumstances, such as declines in revenue, earnings or cash flows, or material adverse changes in the business climate indicate that the carrying value of an asset might be impaired. Goodwill is tested for impairment at the reporting unit level. A reporting unit is an operating segment, or a business unit one level below an operating segment if discrete financial information for that business is prepared and regularly reviewed by segment management. However, components within an operating segment are aggregated as a single reporting unit if they have similar economic characteristics. We determined that each of our operating segments Product ID and Aerospace represents a reporting unit for purposes of goodwill impairment testing.

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

The quantitative assessment compares the fair value of the reporting unit with its carrying value. If the quantitative assessment is performed, we estimate the fair value of our reporting units using a combination of both the income approach and a market approach. The income approach is based on a discounted cash flow model and provides a fair value estimate based upon the reporting unit’s expected long-term operating cash flow performance. The market approach compares the reporting unit to publicly traded companies and transactions involving similar businesses, and requires the use of many assumptions and estimates including future revenue, expenses, capital expenditures, and working capital, as well as discount factors and income tax rates. If the fair value of the reporting unit exceeds the carrying value of the net assets including goodwill assigned to that unit, goodwill is not impaired. If the carrying value of the reporting unit’s net assets including goodwill exceeds the fair value of the reporting unit, then we record an impairment charge based on that difference.

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

Income Taxes: We use the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial reporting basis and tax basis of the assets and liabilities and are measured using statutory tax rates that will be in effect when the differences are expected to reverse. Our deferred taxes are presented as non-current in the accompanying consolidated balance sheets. An allowance against deferred tax assets is recognized when it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized. At both January 31, 2026 and January 31, 2025, a valuation allowance was provided for deferred tax assets attributable to certain domestic R&D, foreign tax credit carryforwards, all of which are expected to expire unused. At January 31, 2026, we concluded that the valuation allowance on the net operating losses related to our China operations should be released based on sufficient positive evidence supporting the ability to utilize these tax attributes in future periods.

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

Net Income Per Common Share: Basic net income per share is based on the weighted average number of shares outstanding during the period. Diluted net income per share is based on the basic weighted average number of shares and potential common equivalent shares for stock options, restricted stock awards and restricted stock units outstanding during the period using the treasury stock method. In fiscal years 2026, 2025 and 2024, there were 525,144; 173,380 and 295,370, respectively, of common equivalent shares that were not included in the computation of diluted net income per common share because their inclusion would be anti-dilutive.

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

Self-Insurance: We are self-insured for U.S. medical and dental benefits for qualifying employees and maintain stop-loss coverage from a third party which limits our exposure to large claims. We record a liability associated with these benefits that includes an estimate of both claims filed and losses incurred but not yet reported based on historical claims experience. In estimating this accrual, we utilize an independent third-party broker to estimate a range of expected losses, which are based on analyses of historical data. Assumptions are closely monitored and adjusted when warranted by changing circumstances. Our liability for self-insured claims is included within accrued compensation in our consolidated balance sheets and was $0.4 million and $0.3 million at January 31, 2026 and 2025, respectively.

Share-Based Compensation: Compensation expense for time-based restricted stock units and stock-settled performance awards is measured at the grant date and recognized ratably over the vesting period. We determine the fair value of time-based and performance-based restricted stock units based on the closing market price of our common stock on the grant date. The fair value of stock-settled performance awards is equal to the fixed monetary reference amount granted to each individual. The recognition of compensation expense associated with performance-based restricted stock units and stock-settled performance awards requires judgment in assessing the probability of meeting the performance goals, as well as defined criteria for assessing achievement of the performance-related goals. For purposes of measuring compensation expense, the number of shares ultimately expected to vest is estimated at each reporting date based on management’s expectations regarding the relevant performance criteria. The performance awards begin vesting only upon the achievement of the performance criteria. The achievement of the performance goals can impact the valuation and associated expense of the restricted stock units. The assumptions used in accounting for the share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if circumstances change and we use different assumptions, our stock-based compensation expense could be materially different in the future.

Share-based compensation becomes deductible for determining income taxes when the related award vests, is exercised, or is forfeited depending on the type of share-based award and subject to relevant tax law.

Derivative Financial Instruments: We occasionally use derivative instruments as part of our overall strategy to manage exposure to market risks primarily associated with fluctuations in foreign currency exchange rates and interest rates. Derivative instruments are recognized as either assets or liabilities in the balance sheet at fair value. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, further, on the type of hedging relationship. For derivative instruments not designated as hedging instruments, the gain or loss is recognized in the statement of income (loss) during the current period. For those derivative instruments that are designated and qualify as hedging instruments, a company must designate the hedging instrument, based upon the exposure being hedged, as a fair value hedge, cash flow hedge, or a hedge of a net investment in a foreign operation.

•
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

•
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

Recent Accounting Pronouncements

Financial Standards Board Updates Adopted During Fiscal 2026

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”) to enhance the transparency and decision usefulness of income tax disclosures primarily related to the rate reconciliation and income taxes paid information. ASU 2023-09 modifies the requirement for income tax disclosures to include (1) specific categories in the rate reconciliation, (2) the income or loss from continuing operations before income tax expense or benefit (separated between domestic and foreign) and (3) income tax expense or benefit from continuing operations (separated by federal, state and foreign). ASU 2023-09 also requires entities to disclose their income tax payments to international, federal, state and local jurisdictions. The guidance is effective for annual periods beginning after December 15, 2024. We adopted this standard for our year ending January 31, 2026, and applied it retrospectively to all prior periods presented. The adoption of ASU 2023-09 did not have an impact on our consolidated financial statements, other than increased disclosure to comply with this standard. Refer to Note 16, "Income Taxes," for these disclosures as required by ASU 2023-09.

Financial Accounting Standards Board Updates Not Yet Adopted

In December 2025, the FASB issued ASU 2025-10, “Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities.” ASU 2025-10 leverages guidance in International Accounting Standard ("IAS") 20, "Accounting for Government Grants and Disclosure of Government Assistance," which is largely followed in the absence of current GAAP guidance. The guidance classifies government grants into two groups: (1) grants related to an asset, which are conditioned on the purchase, construction, or acquisition of an asset, and (2) grants related to income, for all other grants not related to an asset. Further, for asset-related government grants, companies may elect to recognize under the deferred income approach or cost accumulation approach, while government grants related to income are recognized under the deferred income approach. When the deferred income approach is used, entities present the grants as part of earnings by either (1) disclosing separately under a general heading, such as other income, or (2) deducting from the related expense. ASU 2025-10 is effective for fiscal years beginning after December 15, 2028, with early adoption permitted and may be adopted using a modified prospective, modified retrospective or full retrospective approach. We are currently evaluating the potential impact of this guidance and believe the adoption of this guidance will not have a significant impact on our consolidated financial statements.

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

There were no other new accounting pronouncements, issued or effective during fiscal 2026, that have had or are expected to have a material impact on our consolidated financial statements.

Note 2—Acquisition

On May 4, 2024, AstroNova, along with its wholly-owned Portuguese subsidiary, AstroNova Portugal, Unipessoal, Lda (the “Purchaser”) entered into a Share Purchase Agreement (the “Purchase Agreement”) with Effort Premier Solutions Lda., a private limited company incorporated under the laws of Portugal (the “Seller”) and Elói Serafim Alves Ferreira, as a guarantor (the “Guarantor”).

In accordance with the terms and subject to the conditions set forth in the Purchase Agreement, the Purchaser acquired from the Seller, 100% of the issued and outstanding share capital of MTEX New Solution, S.A.(“MTEX”), a joint stock company with limited liability incorporated under the laws of Portugal. The closing date for the acquisition was May 6, 2024. This transaction is a business combination and accounted for using the acquisition method as prescribed by ASC 805, “Business Combinations.”

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

As of the end of the first quarter of fiscal 2026, we completed our final fair value determination of the assets acquired and liabilities assumed of MTEX. The following table sets forth the final purchase price allocation of the MTEX acquisition for the fair value of the net assets acquired and liabilities assumed as of May 6, 2024:

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

*Subsequent to the measurement period, during the third quarter of fiscal 2026, we identified an error related to the MTEX acquisition purchase price. We discovered that Euro 1.8 million (approximately $1.9 million as of the opening balance sheet date of May 6, 2024) for property, plant and equipment recorded at acquisition were either non-existent or obsolete at the acquisition date. Accordingly, the net book value of these assets was written off in the third quarter of fiscal 2026, with a corresponding increase to goodwill acquired in the acquisition. This error correction had no impact on net assets in the MTEX opening balance sheet and the correction is reflected in this table. Refer to Note 1, “Business and Basis of Presentation” under the section “Correction of Immaterial Error in Prior Period Financial Statements” for additional details.

The following table reflects the preliminary fair value of the acquired identifiable intangible assets and related estimated useful lives:

(In thousands)	Preliminary Fair Value	Measurement Period Adjustment	Final	Useful Life (years)
Customer Relations	$8,786	$(6,183)	$2,603	10
Internally Developed Technology	488	4,231	4,719	6
Trademarks/Tradenames	282	(65)	217	3
Total	$9,556	$(2,017)	$7,539

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

Purchased goodwill of $16.2 million, which is not deductible for tax purposes, represents the excess of the purchase price over the estimated fair value assigned to the tangible and identifiable intangible assets acquired and liabilities assumed from MTEX. The goodwill recognized under ASC 805 was attributable to the expected earnings potential of the business, synergies which are expected to enhance and expand our overall product portfolio, opportunities in new and existing markets, and MTEX's assembled workforce. The carrying amount of the goodwill was allocated to the Product ID segment. In fiscal 2025, we recognized a $13.4 million impairment charge related to the MTEX goodwill. Additionally, due to the impact of the write-off of PP&E for assets that were either non-existent or obsolete at the acquisition date which were identified in fiscal 2026, we recognized an additional $0.3 million impairment charge. Refer to Note 1, “Business and Basis of Presentation” under the section “Correction of Immaterial Error in Prior Period Financial Statements” for additional details.

Total acquisition-related costs through January 31, 2026 were $1.5 million, including $1.2 million recognized in fiscal 2025.

The amounts of revenue and earnings before taxes attributable to MTEX and included in our consolidated statements of income (loss) for the years ended January 31, 2026 and 2025 were as follows:

(In thousands)	January 31, 2026		January 31, 2025
Revenue	$4,970	(1)	$4,163
Gross Profit (Loss)	(1,524)		511
Operating Expenses:
Selling Expenses	2,515		2,485
Research and Development Expenses	1,223		309
General and Administrative Expenses	703		1,194
Goodwill Impairment	297		13,403
Total Operating Expenses	4,738		17,391
Operating Income (Loss)	(6,262)		(16,880)
Other Income (Expense)	5,321		(862)
Earnings (Loss) before Taxes	$(941)		$(17,742)

(1) Includes $2,677,000 of MTEX revenue related to sales to third parties via intercompany sales at cost plus mark-up.

MTEX no longer operates as an independent business, but rather the manufacturing operation in Portugal is treated as a cost center. The majority of MTEX sales are through intercompany operations. MTEX financial results are reported as part of the Product ID segment. Pro forma results as if the acquisition was closed on February 1, 2024 are not provided, as such amounts were difficult to determine and disclosure of such amounts was impractical.

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

Revenues disaggregated by primary geographic markets and major product types are as follows:

Primary geographical markets:

(In thousands)	2026 (1)	2025	2024
United States	$90,720	$89,466	$84,757
Europe	39,711	39,121	41,761
Canada	6,996	8,210	8,742
Asia	7,075	8,018	7,216
Central and South America	4,748	4,967	4,221
Other	1,265	1,501	1,389
Total Revenue	$150,515	$151,283	$148,086

(1)
Includes $1,020,000 of revenue for tariff-related pass-through charges to customers.

Major product types:

(In thousands)	2026 (1)	2025	2024
Hardware	$46,649	$44,632	$49,440
Supplies	80,852	81,423	79,252
Service and Other	23,014	25,228	19,394
Total Revenue	$150,515	$151,283	$148,086

(1)
Includes $1,020,000 of tariff revenue for tariff-related pass-through charges to customers.

Revenue for the years ended January 31, 2025 and January 31, 2024 included approximately $0.8 million and $1.3 million, respectively, recognized under an amended customer contract with one of our Aerospace customers, which was executed in December 2022 related to claims for incremental component costs incurred through fiscal 2025. The arrangement was fully settled, and no amounts were recognized or deferred as of January 31, 2026.

Contract Assets and Liabilities

We normally do not have contract assets, which are primarily unbilled accounts receivable that are conditional on something other than the passage of time.

Our contract liabilities, which represent billings in excess of revenue recognized, are related to advanced billings for purchased service agreements and extended warranties. Contract liabilities were $489,000 and $543,000 at January 31, 2026 and January 31, 2025, respectively, and are recorded as current deferred revenue in the accompanying consolidated balance sheets The decrease in the deferred revenue balance for the year ended January 31, 2026 is due to revenue recognized during the period, including $522,000 of revenue that was included in the deferred revenue balance at January 31, 2025, in excess of cash payments received in advance of satisfying performance obligations for the current year.

In fiscal 2026, we entered into an agreement with a customer to support the production ramp‑up of one of our Aerospace product lines. Under the terms of the agreement, the customer made an advance payment of $1.1 million, representing 50% of the contractual unit selling price for units scheduled for delivery beginning in June 2025. The advance payment was initially recorded as deferred revenue and recognized as revenue upon delivery of the related units. For the year ended January 31, 2026, we recognized the full $1.1 million of revenue associated with this arrangement, and no amount remained recorded as deferred revenue as of January 31, 2026.

Contract Costs

We recognize an asset for the incremental costs of obtaining a contract with a customer if we expect the benefit of those costs to be longer than one year. We have determined that certain costs related to obtaining sales contracts for our aerospace printer products meet the requirement to be capitalized. These costs are deferred and amortized over the remaining useful life of these contracts, which we currently estimate to be approximately 15 years as of January 31, 2026. Amortized contract costs for the year ended January 31, 2026 were $93,000 and $88,000 and $75,000 for the years ended January 31, 2025 and 2024, respectively. The balance of deferred incremental direct costs net of accumulated amortization at January 31, 2026, was $1.4 million, of which $0.1 million is reported in other current assets and $1.3 million is reported in other assets in the accompanying consolidated balance sheet.

Note 4—Intangible Assets and Goodwill

Intangible assets are as follows:

	January 31, 2026				January 31, 2025
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Currency Translation Adjustment	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Currency Translation Adjustment	Net Carrying Amount
RITEC:
Customer Contract Relationships	$2,830	$(1,821)	$—	$1,009	$2,830	$(1,755)	$—	$1,075
TrojanLabel:
Distributor Relations	937	(874)	39	102	937	(774)	16	179
Honeywell:
Customer Contract Relationships	27,773	(14,528)	—	13,245	27,773	(13,661)	—	14,112
Astro Machine:
Customer Contract Relationships	3,060	(2,142)	—	918	3,060	(1,530)	—	1,530
Trademarks	420	(294)	—	126	420	(210)	—	210
MTEX:
Customer Contract Relationships	2,603	(468)	211	2,346	2,603	(194)	(104)	2,305
Internally Developed Technology	4,719	(1,413)	345	3,651	4,719	(586)	(181)	3,952
Trademarks	217	(130)	12	99	217	(54)	(7)	156
Intangible Assets, net	$42,559	$(21,670)	$607	$21,496	$42,559	$(18,764)	$(276)	$23,519

There were no impairments to intangible assets during the periods ended January 31, 2026 and 2025. Amortization expense of $2.9 million, $2.6 million and $2.4 million, with regard to acquired intangibles has been included in the consolidated statements of income for the years ended January 31, 2026, 2025 and 2024, respectively.

Estimated amortization expense for the next five fiscal years is as follows:

(In thousands)	2027	2028	2029	2030	2031
Estimated amortization expense	$2,905	$2,401	$2,034	$2,034	$1,413

Goodwill is as follows:

(In thousands)	Product ID	Aerospace	Total
Balance at January 31, 2024	$10,111	$4,522	$14,633
Acquisition	14,250	—	14,250
Impairment	(13,403)	—	(13,403)
Adjustment to MTEX purchase price allocation - asset write off	1,846		1,846
Foreign Currency Translation	(965)	—	(965)
Balance at January 31, 2025	$11,839	$4,522	$16,361
Acquisition - MTEX measurement period adjustment	34	—	34
Impairment	(297)	—	(297)
Foreign Currency Translation	1,278	—	1,278
Balance at January 31, 2026	$12,854	$4,522	$17,376

We performed a qualitative assessment for our fiscal 2026 analysis of goodwill. Based on this assessment, management does not believe that it is more likely than not that the carrying values of the reporting units exceed their fair values. Accordingly, no quantitative assessment was performed.

During the third quarter of fiscal 2026, we identified an error related to the accounting for the MTEX acquisition. Specifically, we recognized that the opening balance sheet included Euro 1.8 million (approximately $2.1 million at January 31, 2026) of property, plant and equipment that was either non-existent or obsolete at the acquisition date. Accordingly, we restated fiscal 2025 to reflect the write-off of these assets, with a corresponding increase to goodwill (approximately $1.9 million as of the opening balance sheet date as of May 6, 2024). This error correction had no impact on net assets in the MTEX opening balance sheet as of May 6, 2024, or the consolidated balance sheet as of January 31, 2025. Following the write-off, the goodwill valuation model was updated, resulting in an additional goodwill impairment of approximately $0.3 million in our Product ID segment for the period ended January 31, 2025, which was recognized in fiscal 2026. Refer to Note 1, “Business and Basis of Presentation” under the section “Correction of Immaterial Error in Prior Period Financial Statements” and Note 2, “Acquisition” for further details.

For our fiscal 2025 analysis of goodwill we elected to forgo the qualitative assessment and perform a quantitative assessment. Based on the quantitative assessment performed, a goodwill impairment charge of $13.4 million was recognized related to our Product ID reporting unit. There was no impairment to our Aerospace segment’s goodwill in fiscal year 2025.

Note 5—Inventories

The components of inventories are as follows:

	January 31,
(In thousands)	2026	2025
Materials and Supplies	$29,929	$35,181
Work-in-Progress	2,549	2,559
Finished Goods	19,493	19,879
	51,971	57,619
Inventory Reserve	(8,719)	(9,725)
	$43,252	$47,894

Note 6—Property, Plant and Equipment

Property, plant and equipment consist of the following for the years ended January 31,:

(In thousands)	2026	2025*	Adjustment for PPE Write Off	As Previously Reported
Land and Land Improvements	$2,324	$2,304	$-	$2,304
Buildings and Leasehold Improvements	15,278	15,224	108	15,116
Machinery and Equipment	14,916	26,547	(3,856)	30,403
Computer Equipment and Software	7,882	14,538	—	14,538
Gross Property, Plant and Equipment	40,400	58,613	(3,748)	62,361
Accumulated Depreciation	(26,272)	(42,820)	1,902	(44,722)
Net Property Plant and Equipment	$14,128	$15,793	$(1,846)	$17,639

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

In the fourth quarter of fiscal year 2026, property, plant and equipment and accumulated depreciation were each reduced by $20.8 million for asset retirements related to fully depreciated property, plant and equipment no longer in use.

Depreciation expense on property, plant and equipment was $1.8 million, $2.1 million and $1.8 million, for the years ended January 31, 2026, 2025 and 2024, respectively.

Note 7—Other Accrued Expenses

Other accrued expenses consist of the following:

	January 31,
(In thousands)	2026	2025
Accrued Property & Sales Tax	$759	$538
Professional Fees	738	253
Customer Deposits	682	786
Acquisition Escrow Holdback	676	710
Current Portion of Lease Liability	584	320
Warranty	573	548
Grant Performance Obligation - Short Term	245	212
Stockholder Relation Fees	70	63
Other Accrued Expenses	375	1,031
	$4,702	$4,461

Note 8—Credit Agreement and Debt Facilities

Credit Agreement

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

The Term Loan, the Term A-2 Loan and revolving credit loans bear interest at a rate per annum equal to the Term SOFR rate as defined in the Amended Credit Agreement (or, in the case of revolving credit loans denominated in Euros or another currency other than U.S. Dollars, the applicable relevant rate per the Amended Credit Agreement), plus a margin that varies within a range of 1.60% to 3.25% based on our consolidated leverage ratio. In addition to certain other fees and expenses that are required to be paid by us to the Lender, we are required to pay a commitment fee on the undrawn portion of the revolving credit facility that varies within a range of 0.15% and 0.40% based on our consolidated leverage ratio.

We must comply with various customary financial and non-financial covenants under the Amended Credit Agreement, certain provisions of which covenants were modified by the Amendment. The financial covenants under the Amended Credit Agreement consist of a maximum consolidated leverage ratio that is tested on the last day of each fiscal quarter of the Company and a minimum consolidated fixed charge coverage ratio that is tested on the last day of each fiscal quarter of the Company; the minimum consolidated interim fixed charge coverage ratio under the Existing Credit Agreement was eliminated by the Amendment. The primary non-financial covenants limit our and our subsidiaries’ ability to incur future indebtedness, to place liens on assets, to pay dividends or distributions on our or their capital stock, to repurchase or acquire our or their capital stock, to conduct mergers or acquisitions, to sell assets, to alter our or their capital structure, to make investments and loans, to change the nature of our or their business, and to prepay subordinated indebtedness, in each case subject to certain exceptions and thresholds as set forth in the Amended Credit Agreement. As of January 31, 2026, we believe we are in compliance with all of our covenants in the Amended Credit Agreement.

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

Assumed Financing Obligations of MTEX

In connection with our acquisition of MTEX, on the May 6, 2024 closing date of this acquisition we assumed certain existing financing obligations of MTEX that remain outstanding as of January 31, 2026. including a term loan (the “MTEX Term Loan”) pursuant to an agreement dated December 22, 2023 between MTEX and Caixa Central de Crédito Agricola Mutuo. As of January 31, 2026, the remaining balance on the MTEX Term Loan, is EUR 1.3 million ($1.6 million). This loan interest at a rate per annum equal to the EURIBOR 12-month rate plus a 2% margin and requires monthly principal and interest payments of approximately EUR 17,000 ($20,000) which commenced in October 2024 and will continue through maturity on December 21, 2033.

MTEX has also received government assistance in the form of interest-free loans from government agencies located in Portugal (the “MTEX Government Grant Term Loans”). The MTEX Government Grant Term Loans are to be repaid to the applicable government agencies and are classified as long-term debt. The balance of the MTEX Government Grant Term Loans is EUR 0.2 million ($0.2 million) as of January 31, 2026. The MTEX Government Grant Term Loans provide interest-free financing so long as monthly principal payments are made. In the event that MTEX and the applicable government agency renegotiate the payment dates, interest will be calculated according to a rate determined by the government agency as of the date of renegotiation and added to the outstanding principal payments. The MTEX Government Grant Term Loans mature at different dates through January 2027.

Additionally, we assumed short-term financing obligations of MTEX, including letters of credit, maturing term loans, and financing arrangements for working capital classified as debt. As of January 31, 2026, all of these short-termed obligations assumed have been paid and none remain outstanding.

Revolving Credit Facilities

At January 31, 2026, we had a principal balance of $15.7 million outstanding under our revolving credit facility under the Amended Credit Agreement. The balance outstanding under the revolving credit facility bore interest at a weighted average rate of 7.10% and 7.28% for the years ended January 31, 2026 and January 31, 2025, respectively, and we incurred $1.4 million and $1.0 million for interest on these obligations during the years ended January 31, 2026 and January 31, 2025, respectively. Commitment fees on the undrawn portion of our revolving credit facility of $27,000 and $42,000 were incurred for the years ended January 31, 2026 and 2025, respectively. Both the interest expense and commitment fees are included as interest expense in the accompanying consolidated statements of income (loss) for all periods presented. At January 31, 2026, $11.8 million remained available for borrowing under our revolving credit facility. Additionally, MTEX has a EUR 0.5 million ($0.6 million) available line of credit with Caixa Central de Crédito Agricola Mutuo. This credit line was established in December 2023 and is renewable every six months. There was EUR 0.5 million ($0.6 million) outstanding on this line of credit as of January 31, 2026.

Short and Long-Term Debt

Indebtedness in the accompanying consolidated balance sheets is as follows:

	January 31,
(In thousands)	2026	2025
USD Term Loan (7.024% as of January 31, 2026); maturity date August 4, 2028	$9,500	$—
USD Term A-2 Loan (7.024% as of January 31, 2026); maturity date August 4, 2035	9,599	—
USD Term Loan (6.90% as of January 31, 2025); cancelled October 31, 2025	—	9,450
Euro Term Loan (5.38% as of January 31, 2025); cancelled October 31, 2025	—	12,719
MTEX Euro Term Loan (4.226% as of January 31, 2026 and 6.022% as of January 31, 2025); maturity date of December 21, 2033	1,567	1,514
MTEX Euro Government Grant Term Loan (0% as of January 31, 2026 and January 31, 2025); maturity dates through January 2027	243	876
Equipment Loan (7.06% Fixed Rate); maturity date of January 23, 2029	527	680
Total Debt	$21,436	$25,239
Less: Debt Issuance Costs, net of accumulated amortization	108	85
Current Portion of Debt	3,033	6,110
Long-Term Debt	$18,295	$19,044

During the years ended January 31, 2026, 2025 and 2024, we recognized $1.5 million, $1.6 million and $1.0 million of interest expense on our long-term debt, respectively, which was included in interest expense in the accompanying consolidated statement of income (loss) for all periods presented.

The schedule of required principal payments remaining on our long-term debt outstanding as of January 31, 2026 is as follows:

(In thousands)
Fiscal 2027	$3,032
Fiscal 2028	8,370
Fiscal 2029	860
Fiscal 2030	679
Fiscal 2031 and beyond	8,495
$21,436

Note 9 – Financial Instruments and Risk Management

We use foreign currency-denominated debt to partially hedge our net investment in our operations in our foreign operations against adverse movements in exchange rates. A portion of the Euro-denominated debt is currently designated and is effective as an economic hedge of part of our net investment in our German operation.

On January 31, 2025 we assessed the effectiveness of the net investment hedge and determined that it was no longer highly effective, accordingly, future changes in the carrying value of this non-derivative hedging instrument would have to be recorded in the “other expenses” in the consolidated statements of income (loss). To address this situation, the Euro-denominated debt has been designated as an economic hedge of part of our net investment in our German operation in place of part of our net investment in our Portugal operation effective January 31, 2025.

Foreign currency translation gains or losses due to spot rate fluctuations on the Euro-denominated debt are included in foreign currency translation adjustments in the consolidated statement of comprehensive income (loss) for the years ended January 31, 2026 and January 31, 2025, and within the accumulated other comprehensive items in the shareholder’s equity section of the consolidated balance sheet as follows:

(In thousands)	Amount of Foreign Currency Translation Gain (Loss) Recognized in Other Comprehensive Income (Loss) on Derivative
Financial Instruments Designated as Net Investment Hedge	January 31, 2026	January 31, 2025
Euro-Denominated Debt	$(603)	$(24)

Note 10—Royalty Obligations

In fiscal 2018, we entered into an Asset Purchase and License Agreement with Honeywell International, Inc. ("Honeywell") to acquire an exclusive, perpetual, world-wide license to manufacture Honeywell’s narrow-format flight deck printers for two aircraft families along with certain inventory used in the manufacturing of the licensed printers. The purchase price included a guaranteed minimum royalty payment of $15.0 million, to be paid in quarterly installments over a ten-year period. This ten-year period ends on September 30, 2026. Royalty payments are based on gross revenues from the sales of the printers, paper and repair services of the licensed products. The royalty rates vary based on the year in which they are paid or earned and products sold or service provided, and range from single-digit to mid double-digit percentages of gross revenue.

The guaranteed minimum royalty payment obligation was recorded at the present value of the minimum annual royalty payments. As of January 31, 2026, we had paid an aggregate of $13.8 million of the guaranteed minimum royalty obligation. At January 31, 2026, the remainder of the outstanding guaranteed minimum royalty obligation of $1.2 million is to be paid over the next twelve months and is reported as a current liability. In addition to the guaranteed minimum royalty payments, for the periods ended January 31, 2026, 2025 and 2024, we also incurred excess royalty expense of $2.1 million, $2.5 million and $2.3 million, respectively, which is included in cost of revenue in our consolidated statements of income (loss) for those periods. A total of $0.3 million of excess royalty is payable and reported as a current liability on our consolidated balance sheet at January 31, 2026.

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

As of January 31, 2026, the total outstanding royalty obligation on the New HW Agreement is $0.6 million, including $0.4 million recorded as a current liability in the accompanying consolidated balance sheet.

Note 11—Leases

We enter into lease contracts for certain of our facilities at various locations worldwide. Our leases have remaining lease terms of one to ten years, some of which include options to extend the lease term for periods of up to five years when it is reasonably certain that we will exercise such options.

Balance sheet and other information related to our leases is as follows:

Operating Leases (In thousands)	Balance Sheet Classification	January 31, 2026	January 31, 2025
Lease Assets	Right of Use Assets	$2,466	$1,781
Lease Liabilities—Current	Other Accrued Expenses	$584	$320
Lease Liabilities—Long Term	Lease Liabilities	$1,953	$1,535

Lease cost information is as follows:

Operating Leases (In thousands)	Statement of Income Classification	2026	2025
Operating Lease Costs	General and Administrative Expense	$702	$410

At January 31, 2026, maturities of operating lease liabilities are as follows:

(In thousands)
2027	$721
2028	635
2029	449
2030	365
2031	255
Thereafter	577
Total Lease Payments	3,002
Less: Imputed Interest	(465)
Total Lease Liabilities	$2,537

As of January 31, 2026, the weighted-average remaining lease term and weighted-average discount rate for our operating leases are 6.0 years and 6.19%, respectively. We calculated the weighted-average discount rate using incremental borrowing rates, which equal the rates of interest that we would pay to borrow funds on a fully collateralized basis over a similar term.

Supplemental cash flow information related to leases is as follows:

(In thousands)	2026	2025
Cash paid for operating lease liabilities	$675	$418

Note 12 – Government Grants

Our MTEX operation receives grants from its local government in Portugal to support its operations and various capital projects. We account for these government grants by analogy to International Accounting Standards 20, “Accounting for Government Grants and Disclosure of Government Assistance,” which follows a grant accounting model. Under this accounting framework, government assistance is recognized when it is probable we will receive assistance and comply with the conditions attached to the assistance. Operational-related assistance is recorded on a systematic basis over the periods in which the related costs or expenditures have occurred and is presented as a reduction in the expense for which it is intended to defray. Capital-related assistance is recorded as long-term deferred revenue and is recognized in cost of revenue as an offset against depreciation expense over the applicable asset's useful life.

The grant programs have execution periods ending on various dates beginning in May 2025 and continuing through November 2026. The government agencies may verify compliance with the conditions established in the contracts during the investment phase and upon completion and are entitled to propose adjustments and require reimbursement if the contracts do not meet the specifications. Historically, no significant corrections or returns have occurred. As of January 31, 2026, there are no contingencies associated with the government grants.

The capital-related government contracts between the Portuguese government and MTEX are defined on a grant-by-grant basis, with partial reimbursement of the assets acquired in connection with these grants. We have $1.1 million of deferred revenue for capital related government grants which is included in the accompanying consolidated balance sheet as of January 31, 2026 of which $0.2 million is included in other accrued expenses, and we have recognized $0.3 million of grant revenue, included in cost of revenue as an offset to depreciation expense in the consolidated statement of income (loss) for the year ended January 31, 2026.

Under the operational-related assistance grants, MTEX commits to research and development projects that the Portuguese government partially reimburses. We have recognized $0.3 million of grant revenue for our operational related assistance grants which is offset against the expenditures recognized for those grants and is included in selling and marketing expense in the accompanying condensed consolidated statement of income (loss) for the year ended January 31, 2026.

Note 13—Accumulated Other Comprehensive Loss

The changes in the balance of accumulated other comprehensive loss by component are as follows:

(In thousands)	Foreign Currency Translation Adjustments
Balance at January 31, 2023	$(2,238)
Other Comprehensive Income (Loss)	19
Balance at January 31, 2024	$(2,219)
Other Comprehensive Income (Loss)	(1,130)
Balance at January 31, 2025	$(3,349)
Other Comprehensive Income (Loss)	1,551
Balance at January 31, 2026	$(1,798)

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

Note 14—Shareholders’ Equity

During fiscal years 2026 and 2025, certain of our employees delivered a total of 20,202 and 26,179 shares, respectively, of our common stock to satisfy the exercise price and related taxes for stock options exercised and restricted stock vesting. The shares delivered were valued at a total of $0.2 million and $0.5 million, respectively, and are included in treasury stock in the accompanying consolidated balance sheets at January 31, 2026 and 2025. These transactions did not impact the number of shares authorized for repurchase under our current repurchase program.

Note 15—Share-Based Compensation

The Company maintains the following share-based compensation plans:

Stock Plans:

We have one equity incentive plan from which we are authorized to grant equity awards, the AstroNova, Inc. 2018 Equity Incentive Plan (the “2018 Plan”). The 2018 Plan provides for, among other things, the issuance of awards, including incentive stock options, non-qualified stock options, stock appreciation rights, time-based restricted stock units (“RSUs”), or performance-based restricted stock units (“PSUs”) and restricted stock awards (“RSAs”). The 2018 Plan authorizes the issuance of up to 1,550,000 shares of common stock , plus an additional number of shares equal to the number of shares subject to outstanding awards under our prior 2015 Equity Incentive Plan that are forfeited, canceled, satisfied without the issuance of stock, otherwise terminated (other than by exercise),or, for shares of stock issued pursuant to any unvested award, that are reacquired by us at not more than the grantee’s purchase price (other than by exercise). Under the 2018 Plan, all awards to employees generally have a minimum vesting period of one year. Options granted under the 2018 Plan must be issued at an exercise price of not less than the fair market value of our common stock on the date of grant and expire after ten years. Under the 2018 Plan, there were 475,316 unvested RSUs; 16,216 unvested PSUs; and options to purchase an aggregate of 146,500 shares outstanding as of January 31, 2026.

In addition to the 2018 Plan, we previously granted equity awards under our 2015 Equity Incentive Plan (the “2015 Plan”) and our 2007 Equity Incentive Plan (the “2007 Plan”). No new awards may be issued under either the 2007 or 2015 Plans, but outstanding awards will continue to be governed by those plans. As of January 31, 2026, options to purchase an aggregate of 117,349 shares were outstanding under the 2007 Plan and options to purchase an aggregate of 55,200 shares were outstanding under the 2015 Plan.

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

Share-Based Compensation:

Share-based compensation expense has been recognized as follows:

	Years Ended January 31,
(In thousands)	2026	2025	2024
Stock Options	$159	$—	$—
Restricted Stock Awards and Restricted Stock Units	1,886	1,338	1,322
Stock-Settled Performance Awards	240	—	—
Employee Stock Purchase Plan	25	40	25
Total	$2,310	$1,378	$1,347

Stock Options:

The fair value of stock options granted during the year ended January 31, 2026 was estimated using the following assumptions:

Risk Free Rate	4.2%
Expected Volatility	45.7%
Expected Life (in years)	7.6

The weighted average fair value per share for options granted was $6.15 during the year ended January 31, 2026. There were no stock options granted in fiscal 2025.

Aggregated information regarding stock options granted under the plans is summarized below:

	Number of Shares	Weighted- Average Exercise Price Per Share
Options Outstanding, January 31, 2023	547,199	$15.16
Options Granted	—	—
Options Exercised	(9,100)	11.54
Options Forfeited	(10,525)	15.20
Options Cancelled	(4,225)	10.50
Options Outstanding, January 31, 2024	523,349	$15.26
Options Granted	—	—
Options Exercised	(65,900)	13.86
Options Forfeited	—	—
Options Cancelled	(35,750)	14.69
Options Outstanding, January 31, 2025	421,699	$15.52
Options Granted	30,000	11.10
Options Exercised	—	—
Options Forfeited	—	—
Options Cancelled	(132,650)	14.40
Options Outstanding, January 31, 2026	319,049	$15.52

Set forth below is a summary of options outstanding at January 31, 2026:

Outstanding				Exercisable
Range of Exercise prices	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Number of Shares	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Life
$10.01-15.00	127,974	$12.92	2.7	127,974	$12.92	2.7
$15.01-20.00	191,075	17.35	1.1	191,075	17.35	1.1
	319,049	$15.57	1.7	319,049	$15.57	1.7

As of January 31, 2026, there was no unrecognized compensation expense related to the unvested stock options granted under the plans.

As of January 31, 2026, there was no aggregate intrinsic value (the aggregate difference between the closing stock price of our common stock on January 31, 2026, and the exercise price of the outstanding options) received by the option holders if all options had been exercised for all exercisable options and all options outstanding. No options were exercised in fiscal 2026. The total aggregate intrinsic value of options exercised during fiscal 2025 and 2024 was $242,000 and $32,000, respectively.

Restricted Stock Units (RSUs), Performance-Based Restricted Stock Units (PSUs) and Restricted Stock Awards (RSAs):

Aggregated information regarding RSUs, PSUs and RSAs granted under the Plan is summarized below:

	RSUs, PSUs & RSAs	Weighted-Average Grant Date Fair Value
Outstanding at January 31, 2023	274,927	$12.82
Granted	157,643	12.64
Vested	(116,288)	12.29
Forfeited	(15,577)	13.37
Outstanding at January 31, 2024	300,705	$12.90
Granted	96,040	16.93
Vested	(96,987)	13.95
Forfeited	(45,981)	12.64
Outstanding at January 31, 2025	253,777	$14.07
Granted	518,076	10.32
Vested	(134,368)	11.58
Forfeited	(145,953)	12.76
Outstanding at January 31, 2026	491,532	$11.19

As of January 31, 2026, there was $3.9 million of unrecognized compensation expense related to unvested RSUs, PSUs and RSAs. This expense is expected to be recognized over a weighted average period of 2.4 years.

Long-Term Incentive Program

In June 2025, the Human Capital and Compensation Committee of our Board of Directors approved the 2026 Senior Executive Long-Term Incentive Program (“2026 LTIP”). The 2026 LTIP provides for the issuance of Stock-Settled Performance Awards (“SSPAs”) to senior executives. Each senior executive’s SSPA has a set dollar value at the grant date and will be settled in a variable number of shares of common stock subsequent to fiscal 2028 based on the achievement of certain fiscal 2028 Company performance goals. Shares issued under the 2026 LTIP will be issued from our 2018 Plan.

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

For the year ended January 31, 2026, share-based compensation expense of $240,000 was recognized under the 2026 LTIP, and a related accrued liability of $240,000 was included in the consolidated balance sheet at January 31, 2026.

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

Note 16—Income Taxes

The components of income (loss) before income taxes are as follows for the years ended January 31,:

(In thousands)	2026	2025	2024
Domestic	$(3,624)	$5,605	$5,448
Foreign	1,088	(17,892)	625
	$(2,536)	$(12,287)	$6,073

The components of the provision for income taxes are as follows for the years ended January 31,:

(In thousands)	2026	2025	2024
Current:
Federal	$164	$1,125	$966
State	43	134	71
Foreign	1,022	153	420
	$1,229	$1,412	$1,457
Deferred:
Federal	$(800)	$(621)	$(32)
State	(191)	(13)	2
Foreign	(398)	1,424	(48)
	$(1,389)	$790	$(78)
	$(160)	$2,202	$1,379

The following table presents a reconciliation of income taxes calculated at the statutory rate and the provision for income taxes:

(In thousands)	2026		2025		2024
U.S. Federal Statutory Tax Rate	$(533)	21.0%	$(2,579)	21.0%	$1,275	21.0%
State and local income tax, net of federal (national) income tax effect (1)	(117)	4.6%	96	(0.8)%	56	0.9%
Foreign tax effects
Canada
Return to Provision Adjustment	(32)	1.3%	(56)	0.5%	—	—
Statutory rate difference between Canada and United States	4	(0.2)%	16	(0.1)%	356	5.9%
France
Statutory rate difference between France and United States	114	(4.5)%	(1)	—	41	0.7%
Return to Provision Adjustment	—	—	(94)	0.8%	90	1.5%
Germany
German Trade Tax	145	(5.7)%	147	(1.2)%	107	1.8%
Statutory rate difference between Germany and United States	(114)	4.5%	(58)	0.5%	(284)	(4.7)%
Other	6	(0.2)%	8	(0.1)%	6	0.1%
United Kingdom
Statutory rate difference between United Kingdom and United States	92	(3.6)%	7	(0.1)%	(54)	(0.9)%
Other	(17)	0.7%	(3)	—	(11)	(0.2)%
Denmark
Statutory rate difference between Denmark and United States	(119)	4.7%	278	(2.3)%	107	1.8%
Return to Provision Adjustment	—	—	(105)	0.9%	(178)	(2.9)%
China
Changes in Valuation Allowances	(131)	5.2%	(42)	0.3%	73	1.2%
Other	13	(0.5)%	7	(0.1)%	(12)	(0.2)%
Portugal
Statutory rate difference between Portugal and United States	357	(14.1)%	43	(0.4)%	—	—
Goodwill Impairment	62	(2.5)%	2,815	(22.9)%	—	—
Portugal Tax Incentives - Valuation Allowance	—	—	2,373	(19.3)%	—	—
Other	15	(0.6)%	—	—	—	—
Effect of Cross-Border Tax Laws
Global Intangible Low Tax Income (GILTI)	160	(6.3)%	—	—	—	—
Section 250 Deduction - FDII	—	—	(151)	1.2%	(98)	(1.6)%
Other	(27)	1.1%	(19)	0.2%	(47)	(0.8)%
Tax Credits
R&D Credits	(213)	8.4%	(205)	1.7%	(160)	(2.6)%
Changes in Valuation Allowances	—	—	—	—	—	—
Nontaxable or Nondeductible Items
Stock Compensation	79	(3.1)%	(74)	0.6%	(43)	(0.7)%
Fines and Penalties	34	(1.3)%	10	(0.1)%	13	0.2%
Other	50	(2.0)%	178	(1.4)%	(6)	(0.1)%
Changes in Unrecognized Tax Benefits	116	(4.6)%	133	(1.1)%	60	1.0%
Return to Provision Adjustment	100	(4.0)%	(262)	2.1%	106	1.7%
Effect of Rates Different than Statutory	(206)	8.1%	(258)	2.1%	(17)	(0.3)%
Other Adjustments	2	(0.1)%	(2)	0.1%	(1)	—
Effective Tax Rate	$(160)	6.3%	$2,202	(17.9)%	$1,379	22.7%
(1)
State taxes in Illinois contributed to the majority (greater than 50%) of the tax effect in this category.

Our effective tax rate for fiscal 2026 was 6.3% compared to (17.9)% in fiscal 2025 and 22.7% in fiscal 2024. The fiscal 2026 increase in the effective tax rate compared to the prior year is primarily driven by a change in the earnings mix of the Company’s pre-tax book income, the release of a valuation allowance on China net operating losses, the benefit from state research and development tax credits, and adjustment to goodwill impairment recorded in the prior year. The increase to the effective tax rate in the current year was partially offset by tax expense related to uncertain tax positions, foreign tax rate differences to the US statutory rate, a decrease in windfalls on share based compensation, and income inclusions related to Global Intangible Low‑Taxed Income.

In fiscal 2025, the effective tax rate was impacted by a valuation allowance recorded against MTEX deferred tax assets as well as goodwill impairment on MTEX assets, decreasing the rate. The decrease in the effective tax rate in fiscal 2025 from fiscal 2024 is primarily related to the decrease in pre-tax book income and the federal income tax provision associated with the goodwill impairment and MTEX losses, the decrease in return to provision adjustments, and the decrease in the valuation allowance associated with China losses. This decrease was partially offset by other factors increasing the effective tax rate such as the valuation allowance recorded on Portuguese tax credits, goodwill impairment recorded on MTEX for the PI reporting segment, and transaction costs associated with the MTEX acquisition.

Cash paid for income taxes, net of refunds by jurisdiction is as follows:

(In thousands)	2026	2025	2024
U.S. Federal	$300	$1,490	$951
U.S. State and Local
Rhode Island	49	—	—
California	37	—	—
Illinois	—	—	135
All other state and local jurisdictions	(41)	168	216
Foreign:
Germany	364	525	329
Canada	(111)	—	—
All Other Foreign Jurisdictions	36	27	63
Total Cash Income Taxes Paid, Net of Refunds	$634	$2,210	$1,694

The components of deferred income tax expense arise from various temporary differences and relate to items included in the statement of income. The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and liabilities are as follows:

	January 31,
(In thousands)	2026	2025
Deferred Tax Assets:
Honeywell Royalty Liability	$4,821	$4,280
R&D Expense Capitalization	3,667	2,894
Portugal Tax Incentives	2,373	2,373
Inventory	1,839	1,994
State R&D Credits	2,105	1,721
Net Operating Loss	1,049	886
Share-Based Compensation	593	575
Portugal Statutory Tax Adjustments	541	541
Compensation Accrual	250	285
Foreign Tax Credit	154	154
Bad Debt	93	115
Warranty Reserve	127	120
ASC 842 Adjustment – Lease Liability	218	87
Other	799	563
	$18,629	$16,588
Deferred Tax Liabilities:
Accumulated Tax Depreciation in Excess of Book Depreciation	1,371	1,632
Intangibles	2,037	1,544
Purchase Price Accounting	270	270
Portugal Statutory Tax Adjustments	110	110
ASC 842 Adjustment – ROU Asset	215	87
Other	142	154
	$4,145	$3,797
Subtotal	14,484	12,791
Valuation Allowance	(4,653)	(4,400)
Net Deferred Tax Assets	$9,831	$8,391

Deferred taxes are reflected in the consolidated balance sheet as follows:

	January 31,
(In thousands)	2026	2025
Deferred Tax Assets	$9,850	$8,431
Deferred Tax Liabilities	(19)	(40)
Total Net Deferred Tax Assets	$9,831	$8,391

The valuation allowances of $4.7 million at January 31, 2026 and $4.4 million at January 31, 2025, relate to Rhode Island research and development tax credit carryforwards, foreign tax credit carryforwards and Portugal tax credits. The valuation allowance as of January 31, 2025, included amounts related to China net operating losses, which were released during the period ending January 31, 2026.

At January 31, 2026, we had net operating loss carryforwards of $1.0 million, which expire in 2026 through 2045 and interest expense carryforwards of $11,800, which carry forward indefinitely.

At January 31, 2026, we had state research credit carryforwards of approximately $2.1 (net of federal benefit) million which expire in 2027 through 2032. Additionally, we had $0.2 million of foreign tax credits. We maintain a full valuation allowance against these credits as we expect these credits to expire unused. Due to the acquisition of MTEX that occurred during 2024, we acquired tax attributes of $2.3 million related to tax incentives associated with the System of Tax Incentives in Business Research and Development ("SIFIDE") and Investment Support Tax Regime ("RFAI"). The SIFIDE incentive is a research and development credit for Portuguese tax resident companies carrying out commercial, industrial, or agricultural activities, and non-resident companies with a permanent establishment in the Portuguese territory. The RFAI is a tax regime for investment promotion, in which an incentive is given to companies that invest in certain regions (capped at 50% of the corporate income tax due) of 30% (for qualified investments lower than € 15 million) or 10% (for the part of qualified investments exceeding that limit) of the qualified investment. The credits have carryforward periods of 10 years and 12 years for SIFIDE and RFAI, respectively. We maintain a full valuation allowance against these credits as we expect these credits to expire unused.

The changes in the balances of unrecognized tax benefits, excluding interest and penalties are as follows:

(In thousands)	2026	2025	2024
Balance, beginning of the year	$639	$505	$414
Increases in prior period tax positions	21	10	—
Increases in current period tax positions	135	143	162
Reductions related to lapse of statutes of limitations	(8)	(19)	(71)
Balance, end of the year	$787	$639	$505

During fiscal 2026 and 2025, we released $38,000 and $19,000, respectively, of uncertain tax positions including accrued interest and penalties relating to a change in various unrecognized tax positions. We have accrued potential interest and penalties of $40,000 included in income taxes payable in the accompanying consolidated balance sheet at January 31, 2026.

We and our subsidiaries file income tax returns in U.S. federal jurisdictions, various state jurisdictions, and various foreign jurisdictions. In fiscal 2025, we released $18,000 of state nexus positions as a result of the expiration of the statute of limitations.

U.S. income taxes have not been provided on $14.0 million of undistributed earnings of our foreign subsidiaries since it is our intention to permanently reinvest such earnings offshore. If the earnings were distributed in the form of dividends, we would not be subject to U.S. tax as a result of the Tax Cuts and Jobs Act (“TCJA") but could be subject to foreign income and withholding taxes. Determination of the amount of this unrecognized deferred income tax liability is not practical.

On July 4, 2025, the “One Big Beautiful Bill Act” (“OBBBA”) was signed into law in the United States. The OBBBA includes a broad range of tax reform provisions for businesses, including extensions of key TCJA provisions, modifications to the international tax framework, and restoration of favorable tax treatment for certain business provisions. Certain provisions of the legislation became effective in 2025, while others will become effective in 2026. The OBBBA was enacted during our second fiscal quarter of 2026, and we have considered its potential effects and reflected the impact of the OBBBA on our financial position, results of operations, and cash flows. The fiscal 2026 impacts of the OBBBA are insignificant based on our current operations.

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

We have two reporting segments consistent with our revenue product groups: Product Identification (“Product ID”) and Aerospace. Effective February 1, 2025, we changed the name of our Test & Measurement segment to “Aerospace” to better reflect the end markets we serve in that segment.

Our Product ID segment produces an array of high-technology digital color and monochrome label printers and mini presses, labeling software and supplies for a variety of commercial industries worldwide. Our Aerospace segment produces our line of aerospace flight deck and cabin printers, as well as specialty airborne certified networking hardware and related supplies and services.

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

In the fourth quarter of fiscal 2026, we refined our segment reporting to better reflect how the chief operating decision maker CODM evaluates segment performance by allocating certain costs previously included in corporate general and administrative expense to the applicable reporting segments. These allocations were made to enhance the accuracy and comparability of segment profit or loss and are consistent with our organizational alignment and internal management reporting. At the same time, we also revised our methodology for allocating certain costs between cost of goods sold and operating expense at the segment level. As a result, prior‑period segment cost of revenue, operating expenses and segment profit or loss have been recast to conform to these changes.

The CODM does not evaluate reportable segment assets or liability information, and as such, assets are reported on a consolidated basis only.

Our business is conducted in the United States and through foreign branch offices and subsidiaries in Canada, Europe, China, Southeast Asia and Mexico. Manufacturing activities are primarily conducted in the United States. Revenue and service activities outside the United States are conducted through wholly owned entities and, to a lesser extent, through authorized distributors and agents. Transfer prices are intended to produce gross profit margins as would be associated with an arms-length transaction.

Summarized below are the Revenue and Segment Operating Profit (Loss) for each reporting segment for the years ended January 31:

($ in thousands)	2026	2025	2024
Revenue:
Product ID	$104,221	$102,345	$104,041
Aerospace	46,294	48,938	44,045
Total Revenue	$150,515	$151,283	$148,086

Cost of Revenue:
Product ID	$74,383	$69,775	$70,436
Aerospace	28,497	30,851	28,145
Total Cost of Revenue	$102,880	$100,626	$98,581

Operating Expenses:
Product ID(1)	$30,310	$44,429	$28,280
Aerospace(1)	8,034	9,000	7,660
Total Operating Expenses	$38,344	$53,429	$35,940

Segment Operating Income (Loss):
Product ID	$(472)	$(11,859)	$5,325
Aerospace	9,763	9,087	8,240
Total Segment Operating Income	$9,291	$(2,772)	$13,565

Corporate Expense (2)	(8,085)	(5,868)	(4,769)
Operating Income (Loss)	$1,206	$(8,640)	$8,796
Other Income (Expense) (3)	(3,742)	(3,647)	(2,723)
Income (Loss) Before Income Taxes	$(2,536)	$(12,287)	$6,073
Income Tax Provision	(160)	2,202	1,379
Net Income (Loss)	$(2,376)	$(14,489)	$4,694

(1) Product ID and Aerospace segment operating expenses include Selling and Marketing, Research and Development, and Goodwill Impairment.

(2) Corporate Expenses consist of executive and finance compensation, professional fees as well as certain other costs not allocated to the reporting segments.

(3) Includes interest expense, gain/(loss) on foreign exchange and other miscellaneous income/(expense) not allocated to the reporting segments.

Revenue by product type for each reporting segment for the years ended January 31,:

($ in thousands)	2026*	2025	2024
Product ID:
Hardware	$19,976	$18,294	$21,270
Supplies	76,575	76,797	75,418
Other*	7,670	7,254	7,353
Total Product ID Revenue	104,221	102,345	104,041
Aerospace:
Hardware	26,673	26,338	28,170
Supplies	4,277	4,626	3,834
Other	15,344	17,974	12,041
Total Aerospace Revenue	46,294	48,938	44,045
Total Revenue	$150,515	$151,283	$148,086

*Includes $1,020,000 of tariff revenue.

Other information by segment is presented below for the years ended January 31,:

	Depreciation and Amortization			Capital Expenditures
(In thousands)	2026	2025	2024	2026	2025	2024
Product ID	$3,322	$3,279	$2,378	$259	$1,066	$1,687	*
Aerospace	1,464	1,482	1,873	73	99	10
Corporate	18	19	15	—	—	0
Total	$4,804	$4,780	$4,266	$332	$1,165	$1,697

*Includes financed equipment purchase of $822,000.

Geographical Data

Presented below is selected financial information by geographic area for the years ended January 31,:

(In thousands)	2026*	2025	2024
United States	$90,720	$89,466	$84,757
Europe	39,711	39,121	41,761
Canada	6,996	8,210	8,742
Asia	7,075	8,018	7,216
Central and South America	4,748	4,967	4,221
Other	1,265	1,501	1,389
Total	$150,515	$151,283	$148,086

*Includes $1,020,000 of tariff revenue.

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

All contributions are deposited into trust funds. It is our policy to fund any contributions accrued. Our annual contribution amounts are determined by the Board of Directors. Contributions paid or accrued amounted to $0.5 million in 2026, $0.6 million in fiscal 2025 and $0.5 million in fiscal 2024.

Note 19—Product Warranty Liability

We offer a manufacturer’s warranty for the majority of our hardware products. The specific terms and conditions of warranty vary depending upon the products sold and the country in which we do business. We estimate the warranty costs based on historical claims experience and record a liability in the amount of the estimated cost required to settle existing and future claims. We regularly assess the adequacy of our recorded warranty liabilities and adjust the amounts as necessary. Activity in the product warranty liability, which is included in other accrued expenses in the accompanying consolidated balance sheets, is as follows:

(In thousands)	2026	2025	2024
Balance, beginning of the year	$548	$711	$1,072
Provision for Warranty Expense	1,475	751	1,181
Cost of Warranty Repairs	(1,450)	(914)	(1,542)
Balance, end of the year	$573	$548	$711

Note 20—Restructuring

On March 20, 2025, we announced our restructuring actions for fiscal 2026, which include the reduction of approximately 10% of the Company’s global workforce, primarily in the Product ID segment, and the realignment of our underperforming MTEX operation in Portugal. As part of this initiative, we have cut approximately 70% of the MTEX product portfolio, phasing out low-volume, low-profit and developmental models in the nascent fabric printing market to focus more resources on much higher-margin products that capitalize on our supplies business. In addition, all MTEX sales, marketing and customer support functions have been integrated into our global teams to improve accountability and performance. We anticipate our restructuring actions to generate approximately $3.0 million in annualized savings and expect to complete the planned actions by the second quarter of fiscal 2027.

As a result of the adoption and implementation of the above restructuring actions, as of January 31, 2026, we have recognized total pre-tax restructuring charges of $1.4 million, comprised primarily of cash charges related to severance-related costs. Below is a summary of the restructuring costs and liabilities by type as of January 31, 2026.

(in thousands)	Restructuring Costs	Amounts paid through January 31, 2026	Restructuring Liability
Severance and Employee Related Costs	$1,267	$(1,023)	$244
Other Restructuring Costs	90	(90)	—
Total	$1,357	$(1,113)	$244

The following table summarizes restructuring costs included in the accompanying condensed consolidated statement of income (loss) for the year ended January 31, 2026:

(In thousands)
Cost of Revenue	$367
Operating Expenses:
Selling & Marketing	238
General & Administrative	752
Total	$1,357

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

During the years ended January 31, 2026 and 2025, we had two vendors that accounted for 25.6% and 27.3% of purchases, respectively, and for the year ended January 31, 2024, we had one vendor that accounted for 23.5% of purchases. We had one vendor that accounted for 10.9%, 13.3%, and 46.9%, respectively, of accounts payable as of January 31, 2026, 2025, and 2024.

Note 22—Commitments and Contingencies

In order to meet our manufacturing demands and, in some cases, lock in particular pricing structures for specific goods used in manufacturing, we enter into purchase commitments with our suppliers. At January 31, 2026, our purchase commitments totaled $23.3 million, with $22.9 million due within 12 months, some of which are non-cancelable.

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

Note 23—Fair Value Measurements

Assets and Liabilities Not Recorded at Fair Value on the Consolidated Balance Sheet

Our long-term debt, including the current portion, not reflected in the financial statements at fair value, is reflected in the table below:

	Fair Value Measurement at January 31, 2026
(In thousands)	Level 1	Level 2	Level 3	Total	Carrying Value
Long-Term Debt and Related Current Maturities	$—	$—	$21,565	$21,565	$21,436

	Fair Value Measurement at January 31, 2025
(In thousands)	Level 1	Level 2	Level 3	Total	Carrying Value
Long-Term Debt and Related Current Maturities	$—	$—	$25,202	$25,202	$25,239

The fair value of our long-term debt, including the current portion, is estimated by discounting the future cash flows using current interest rates at which similar borrowings with the same maturities would be made to borrowers with similar credit ratings and is classified as Level 3.

ASTRONOVA, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

Description	Balance at Beginning of Year	Provision/ (Benefit) Charged to Operations	Deductions(2)	Balance at End of Year
Allowance for Doubtful Accounts (1):
(In thousands)
Year Ended January 31,
2026	$3,104	$297	$(1,060)	$2,341
2025	$618	$2,486	$—	$3,104
2024	$731	$(113)	$—	$618
(1)
The allowance for doubtful accounts has been netted against accounts receivable in the balance sheets as of the respective balance sheet dates.
(2)
Uncollectible accounts written off, net of recoveries.