Form 10-K/A
period 2026-01-31
AstroNova, Inc.
filed 2026-06-01
CIK 8146

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
Registrant’s telephone number, including area code: (
401
)
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
at July 31, 2025, was approximately $
85,207,000
 based on the closing price on the Nasdaq Global Market on that date. The registrant has no non-voting
common shares.
As of May 21, 2026, there were 7,727,772 shares of Common Stock (par value $0.05 per share) of the registrant outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
None.

EXPLANATORY NOTE
This Amendment No. 1 to Form
10-K
(this “Amendment”) amends the Annual Report on Form
10-K
for the fiscal year ended January 31, 2026, originally filed on April 15, 2026 (the “Original Filing”) by AstroNova, Inc. Unless otherwise indicated, references to “AstroNova,” the “Company,” “we,” “our,” and “us” in this Amendment refer to AstroNova, Inc. and its consolidated subsidiaries. We are filing this Amendment to include the information required by Part III of Form
10-K
as we do not anticipate filing our definitive proxy statement within 120 days of the end of our fiscal year ended January 31, 2026.
Except as described above, this Amendment does not amend, update or change any other items or disclosures in the Original Filing, and accordingly, should be read in conjunction with the Original Filing. The Original Filing continues to speak as of the date of its original filing, and this Amendment does not reflect events occurring after that date or modify or update any disclosures therein. As required by Rule
12b-15
under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by our principal executive officer and our principal financial officer are filed as exhibits to this Amendment under Item 15 of Part IV hereof.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors

Darius G. Nevin, 68, has been a director since March 2025, and our Executive Chairman of the Board of Directors since August 15, 2025. From June 29, 2025 until August 15, 2025, Mr. Nevin served as our Interim President and Chief Executive Officer. Mr. Nevin served for nine years as Chief Financial Officer at then publicly traded Protection One, Inc., one of the largest security monitoring companies in the United States during his tenure. In this role, he was instrumental in orchestrating a comprehensive financial turnaround that significantly enhanced operational efficiency, culminating in the successful sale of the company. Since 2016, he has served on the board of Alarm.com, a global leader in internet-of-things security and automation solutions, and since 2022, he has served on the board of drug testing company Psychemedics Corporation. In addition, he served on the board of WCI Communities, Inc., a luxury homebuilder, from shortly after its initial public offering on the NYSE in 2013 until its sale in 2017. Mr. Nevin received a bachelor’s degree from Harvard University and an M.B.A. from the University of Chicago Booth School of Business.

Jorik E. Ittmann, 48, has been the Company’s President and Chief Executive Officer, and a member of the Board since August 2025. Mr. Ittmann joined the Company in September 2024 as Vice President of Sales and Marketing for the Product Identification segment and was promoted to Senior Vice President of Product Identification in June 2025. Mr. Ittmann brings more than 20 years of global sales and business development experience across the healthcare and printing technology industries. Prior to joining AstroNova, Mr. Ittmann served as the Chief Revenue Officer at Health Link Solutions LLC, a provider of patient safety products based in St. Louis, MO, from January 2015 through September 2024. Mr. Ittmann was Vice President of Healthcare North America at Zebra Technologies International, LLC, a subsidiary of Zebra Technologies Corporation, a provider of products and services to digitize and automate frontline workflows, from July 2012 to January 2014. Prior to that, Mr. Ittmann served as Vice President, Worldwide Sales from November 2007 to July 2012 and International Director of Sales Development from November 2004 to November 2007 at LaserBand LLC, a provider of patient identification products, before that company’s acquisition by Zebra Technologies in July 2012.

Shawn W. Kravetz, 56, has been a director since August 2025. Mr. Kravetz is the President and Chief Investment Officer of Esplanade Capital LLC, an investment management company that he founded in 1999. Prior to founding Esplanade Capital, Mr. Kravetz served as a principal at the Parthenon Group, a strategic consulting firm, and as the Director of Strategic Planning and Corporate Development at CML Group, Inc., a specialty marketing company. Since June 2025, Mr. Kravetz has served on the board of directors of Spruce Power Holding Corp., an owner and operator of distributed solar energy assets. Mr. Kravetz previously served on the board of directors of Nevada Gold & Casinos Inc., from October 2016 until its acquisition by Maverick Gaming LLC in 2019. Mr. Kravetz holds a Bachelor of Arts degree in economics from Harvard College and an M.B.A. from Harvard Business School.

Alexis P. Michas, 68, has been a director since June 2022. Mr. Michas contributes decades of seasoned board leadership grounded in hands-on experience with multiple, major operating companies. Mr. Michas is the founder and Managing Partner of Juniper Investment Company, and he has gained extensive corporate governance experience through his service on other public company boards together with his proven track record of successful private equity and public equity investments across a range of sectors.

In addition to being the founder and Managing Partner of Juniper Investment Company, LLC since 2008, Mr. Michas is also a Principal of Aetolian Investors, LLC, a registered commodity pool operator, the non-executive Chairman of the board of BorgWarner Inc., the non-executive Chairman of the board of Revvity, Inc., a director of funds managed by Atlantic Investment Management, Inc., and is also on the board of privately held Theragenics Corporation. Mr. Michas also served as the non-executive Chairman of the board of Lincoln Educational Services Corporation until 2015, and as a director of Allied Motion Technologies, Inc. (now Allient Inc.) until July 2017. Mr. Michas served as the Chairman of the U.S. Board of Trustees of Athens College, a non-profit organization until April 2023. Mr. Michas received a Bachelor of Arts degree from Harvard College and an M.B.A. degree from Harvard Business School.

Mitchell I. Quain, 74, has been a director since August 2011. Mr. Quain has served on the Executive Council of American Securities, Inc., a private equity firm, since January 2020. From December 2011 to December 2019, Mr. Quain was a Senior Advisor at the private equity firm Carlyle Group. From January 2010 through December 2011, Mr. Quain was a Partner at One Equity Partners, a private investment firm. From 2006 through 2009, he was a Senior Director of ACI Capital Corp. From 2002 through 2005, Mr. Quain served as Chairman of Register.com, Inc., an internet services provider, and from 1997 to 2001 he was employed with ABN AMRO and its predecessors in several capacities, including Vice Chairman of Investment Banking. Mr. Quain previously served as a director of DeCrane Aircraft Holdings, Inc., Handy & Harman Ltd., Hardinge Inc., HEICO Corporation, Kensington Capital Acquisition Corp. I, Kensington Capital Acquisition Corp. II, MagneTek, Inc., Mechanical Dynamics, Inc., Jason Industries, RBC Bearings, Inc., Register.com, Inc., Tecumseh Products Company, Titan International, Inc., and Xerium Technologies, Inc. Mr. Quain received a bachelor’s degree from the University of Pennsylvania and an M.B.A. from Harvard University.

Yvonne E. Schlaeppi, 66, has been a director since April 2018. Ms. Schlaeppi served as a Managing Partner of Stratevise LLC, an international strategic advisory firm that she co-founded, from 2011 to 2025. From 2022 through its sale in 2024, Ms. Schlaeppi served on the board of OpGen, Inc., a NASDAQ-listed molecular diagnostics company. From 2016 through its going private in 2019, Ms. Schlaeppi served on the board of directors of Stallergenes Greer plc, a pharmaceutical company traded on the Euronext Paris exchange. From 2014 to 2015, Ms. Schlaeppi served on the boards of directors of allergy immunotherapy companies, Ares Allergy Holdings Inc. and Greer Laboratories, Inc. Ms. Schlaeppi has been a member of the External Advisory Council to the Channing Division of Network Medicine of Brigham and Women’s Hospital in Boston since 2015. Ms. Schlaeppi has been recognized as Directorship Certified® by the National Association of Corporate Directors (“NACD”) since 2022 and has been recognized as a Board Leadership Fellow by the NACD annually from 2017 to 2022. Prior to founding Stratevise, Ms. Schlaeppi served as General Counsel at Global Enterprise Technologies, Passport & ID, a high-security document printing solutions provider and systems integrator, from 2007 to 2011 and as Executive Vice President, General Counsel and Corporate IP Officer at Organon BioSciences, a global pharmaceutical, animal health and biotech group based in the Netherlands, from 2006 until its sale in 2007. From 1999 to 2006, Ms. Schlaeppi was a partner at the Boston-based law firm of Palmer & Dodge LLP, where she served as Chairperson of that firm’s International Practice Group. From 1995 to 1998, Ms. Schlaeppi served in senior positions at Johnson Controls, Inc., a NYSE-listed diversified industrial company, including as General Counsel Europe. Ms. Schlaeppi has a Bachelor of Arts from Princeton University and a JD from the Columbia University School of Law.

Richard S. Warzala, 73, has been a director since December 2017 and serves as Lead Independent Director. He brings over 40 years of operational and leadership experience having successfully led the significant growth of industrial technologies businesses that served a broad variety of industries. Currently, he is the Chairman, President and Chief Executive Officer of Allient Inc. (Nasdaq: ALNT), a developer of advanced electromagnetic products and systems, with an Enterprise Value of approximately $1.3 billion, as it has grown its revenues both organically and through acquisitions from $15 million in 2002 to $560 million currently. Mr. Warzala was elected a director of Allient in 2006, appointed President and Chief Executive Officer in 2009, and elected as the Chairman of Allient’s board of directors in 2014. He formerly was a Business Unit President at Danaher Corp. and President, API Motion, a division of then publicly traded American Precision Industries until it was acquired. Mr. Warzala received a bachelor’s degree and M.B.A. from SUNY at Buffalo, New York.

Executive Officers

The following sets forth certain information with respect to all executive officers of the Company as of May 21, 2026. All officers serve at the pleasure of the Board.

Name	Age	Position
Darius G. Nevin	68	Executive Chairman of the Board
Jorik E. Ittmann	48	President, Chief Executive Officer and Director
Tom W. Carll	60	Senior Vice President and General Manager, Aerospace
Thomas D. DeByle	66	Vice President, Chief Financial Officer and Treasurer
Padraig Finn	43	Senior Vice President, Product Identification
Michael J. Natalizia	62	Vice President, Technology & Strategic Alliances and Chief Technology Officer

Mr. Nevin was appointed Chairman of the Board of the Company effective August 15, 2025. From June 29, 2025 to August 15, 2025, Mr. Nevin served as our Interim President and Chief Executive Officer. Please refer to “Directors” for Mr. Nevin’s full biography.

Mr. Ittmann was appointed President and Chief Executive Officer of the Company effective August 15, 2025. Please refer to “Directors” for Mr. Ittmann’s full biography.

Mr. Carll joined the Company in 1989 and has been Senior Vice President of AstroNova Aerospace since March 2025. He previously held the position of Vice President and General Manager—Aerospace since 2011. Previously, Mr. Carll was Product Manager and National Sales Manager of the AstroNova Test & Measurement product group.

Mr. DeByle was appointed Vice President, Chief Financial Officer, and Treasurer of the Company effective June 17, 2024. Prior to joining the Company, Mr. DeByle served as Chief Financial Officer for Plastic Industries, a manufacturer of blow molded, high-density polyethylene bottles for food, specialty beverage, dairy, health, wellness, household and industrial product markets, from October 2021 through the sale of the business to Altium Packaging in August 2022. Mr. DeByle also held the position of Sr. Vice President and Chief Financial Officer of NN, Inc., a global precision component manufacturer with extensive experience in machining, stamping, and precious metal plating from September 2019 to June 2021, and Vice President, Chief Financial Officer and Treasurer of Standex International Corporation, a global multi-industry manufacturer in five broad business segments: Electronics, Engraving, Scientific, Engineering Technologies, and Specialty Solutions from March 2008 through September 2019. Additionally, Mr. DeByle currently serves on the Board of Directors of A.I.M. Mutual Insurance Companies and Good Foods Group, LLC.

Mr. Finn was appointed Senior Vice President of Product Identification effective August 15, 2025. He previously held the position of Director of Sales EMEA since September 2024. Prior to joining the Company, Mr. Finn served as UK and Europe Sales Director of AutoCoding Systems from July 2022 to September 2024. Prior to that, Mr. Finn spent over 16 years at Linx Printing Technologies holding the position of Global Distribution Sales Manager from December 2019 to June 2022.

Mr. Natalizia was appointed Vice President—Technology & Strategic Alliances and Chief Technology Officer of the Company on March 9, 2012. Prior to this appointment, Mr. Natalizia had held the position of Director of Aerospace Product Development of the Company since 2005.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires the directors and executive officers of the Company and any persons who beneficially own more than ten percent of the Company’s common stock to file with the SEC various reports of beneficial ownership and changes in beneficial ownership.

Based solely on a review of the copies of such reports received by the Company and certain written representations that no other reports were required, the Company believes that for the fiscal year ended January 31, 2026, all of its officers, directors and 10% beneficial owners complied with the requirements of Section 16(a), except for (i) one late Form 4 for each of Mr. Michas, Mr. Quain, Mr. Warzala, and Ms. Schlaeppi, filed on March 25, 2025, relating to restricted stock awards granted pursuant to the Company’s Amended and Restated
Non-Employee
Director Annual Compensation Program, (ii) one late Form 4 for Mr. Warzala, filed on April 24, 2025, relating to purchases of shares of the Company’s common stock, (iii) one late Form 3 for Mr. Finn, filed on August 29, 2025, in connection with his appointment as an officer of the Company, and (iv) one late Form 4 for Mr. Finn, filed on September 8, 2025, relating to the award of restricted stock units.
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
Insider Trading Policy
The Company has adopted an insider trading policy governing the purchase, sale and other transactions in our securities by our directors, officers, employees and certain other covered persons. We believe our insider trading policy is reasonably designed to promote compliance with insider trading laws, rules and regulations, and applicable listing standards.
Board Committees
The Board currently has three standing committees: an Audit Committee, a Human Capital and Compensation Committee and a Nominating and Governance Committee. The members and chairs of each of those committees are appointed each year. The Audit Committee is currently comprised of Mr. Kravetz, Mr. Michas, Mr. Quain, its chair, and Ms. Schlaeppi. The Nominating and Governance Committee is currently comprised of Mr. Kravetz, Mr. Quain, Ms. Schlaeppi, its chair, and Mr. Warzala. The Human Capital and Compensation Committee is currently comprised of Messrs. Michas, its chair, Quain and Warzala. Each of the members of our committees is independent as defined under the applicable NASDAQ listing standards and SEC rules. Each of the Audit, Human Capital and Compensation, and Nominating and Governance Committees has a written charter approved by the Board. A copy of each charter is available on the Company’s website at www.astronovainc.com under “Investors-Corporate Governance-Governance Documents.”
Audit Committee.
The Audit Committee’s primary duties and responsibilities include: overseeing the integrity of the Company’s financial reports and the adequacy of internal controls, appointing, setting the compensation of and overseeing the Company’s independent accountants, and assessing the qualifications, independence and performance of the Company’s independent accountants, and overseeing the administration of the Company’s Code of Conduct. The Audit Committee meets with the Company’s independent accountants to review quarterly financial results, the results of the audit, and other relevant matters. The Audit Committee held five meetings during the fiscal year ended January 31, 2026. The Board has determined that all members of the Audit Committee during fiscal year 2026 satisfy the financial literacy requirements of the NASDAQ listing standards and are independent as defined under the NASDAQ listing requirements and applicable SEC rules. Additionally, the Board has determined that each of Messrs. Michas and Quain qualifies as an “audit committee financial expert” as defined by the SEC rules and possesses “financial sophistication” as described in the NASDAQ listing standards.
Human Capital and Compensation Committee.
The Human Capital and Compensation Committee assists the Board in discharging the Board’s responsibilities relating to director and executive compensation. The Human Capital and Compensation Committee’s responsibilities include: establishing and reviewing the Company’s executive and director compensation philosophy, strategies, plans and policies; making recommendations with respect to the design of the Company’s incentive compensation plans and equity based plans; granting awards under such plans and overseeing generally the administration of such plans; evaluating the performance and determining the compensation of the Chief Executive Officer; reviewing and approving recommendations on compensation of other executives; and reviewing and monitoring the Company’s executive officer succession plans. The Human Capital and Compensation Committee may form and delegate authority to one or more subcommittees, except that it may not delegate its authority with respect to compensation matters involving any executive officer. The Human Capital and Compensation Committee held seven meetings during the fiscal year ended January 31, 2026.

Nominating and Governance Committee. The Nominating and Governance Committee assists the Board in fulfilling its nomination and corporate governance responsibilities. The Nominating and Governance Committee’s responsibilities include: (i) advising the Board concerning appropriate composition of the Board and its committees, including identifying individuals qualified to serve on the Board and its committees, (ii) recommending to the Board individuals to be nominated by the Board for election to the Board by the shareholders or, in appropriate circumstances, elected by the Board to fill vacancies on the Board, (iii) advising the Board regarding appropriate governance practices and assisting the Board in achieving them, and (iv) overseeing and reporting to the Board concerning the periodic evaluation of the Board, each committee of the Board and members of the Board. The Board conducts annual self-evaluations that are overseen by the Nominating and Governance Committee. The Nominating and Governance Committee is also charged with advising the Board regarding applicable standards to be used in determining the independence of the directors serving on the Board, reviewing and making recommendations to the Board regarding the Company’s corporate governance policies, and overseeing the Company’s director education and onboarding programs. The Nominating and Governance Committee held four meetings in the fiscal year ended January 31, 2026.

Item 11. Executive Compensation

The following table provides information regarding the total compensation paid or accrued by the Company to each of its Named Executive Officers.

2026 Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary ($)	Stock Awards ($)(a)	Option Awards ($)(b)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)		Total ($)
Jorik E. Ittmann	2026	324,688	1,778,327	—	—	18,757	(c)	2,121,772
President and CEO	2025	105,769	51,765	—	—	6,794	(d)	164,328
Darius G. Nevin	2026	133,077	38,784	184,463	—	8,775	(e)	365,099
Executive Chairman of the Board of Directors, former Interim CEO	2025	—	—	—	—	—		—	(f)
Thomas D. DeByle	2026	372,019	1,519,080	—	—	52,595	(g)	1,943,694
Vice President, CFO and Treasurer	2025	177,692	—	—	—	25,775	(h)	203,467
Thomas W. Carll	2026	260,289	655,079	—	25,364	7,979	(i)	948,711
Senior Vice President and General Manager – Aerospace	2025	225,800	26,833	—	—	7,672		260,305
Gregory A. Woods	2026	223,823	1,125,237	—	—	207,660	(j)	1,556,720
Former President and CEO	2025	472,563	238,505	—	—	50,682		761,750

(a)

The amounts reflect the aggregate grant date fair value of the restricted stock units and stock-settled performance awards issued to the Named Executive Officers, as calculated under ASC 718, excluding estimated forfeitures. Under ASC 718, the grant date fair value of each time-based restricted stock unit is equal to the closing price of the Company’s common stock on the grant date. The closing prices of the Company’s common stock on the grant date for restricted stock units issued to the Named Executive Officers during fiscal year 2026 were $8.10 and $11.47. The grant date fair value of stock-settled performance awards is based on the reference value of the awards and the Company’s estimate, as of the date of grant, of the probable outcome of the performance conditions. Subject to the achievement of performance goals, the maximum value that can be earned on the stock-settled performance awards is $338,630, $494,528, $169,668 and $1,073,250 by Messrs. Ittmann, DeByle, Carll and Woods, respectively. For Mr. Woods, this amount also includes $120,798, representing the incremental fair value, calculated in accordance with ASC 718, of certain equity awards, the vesting of which was accelerated in connection with the termination of Mr. Woods’s employment.

(b)

Reflects the aggregate fair value of the awards on the grant date under ASC 718 for stock options granted to the Named Executive Officers. Refer to Note 15, “Share-Based Compensation” in the Company’s audited financial statements for the fiscal year ended January 31, 2026 included in the Company’s Annual Report on Form 10-K filed with the SEC on April 15, 2026 for assumptions used in the calculation of these amounts.

(c)	Represents vehicle allowance of $8,653 and an employer match under the Company’s Profit Sharing Plan of $10,104.
(d)	Represents vehicle allowance of $3,462 and an employer match under the Company’s Profit Sharing Plan of $3,332.
(e)	Represents cash payments earned for service as a non-employee director and committee member of $5,167 and an employer match under the Company’s Profit Sharing Plan of $3,608.
(f)	Mr. Nevin’s employment began in fiscal year 2026.
(g)	Represents vehicle allowance of $14,000, housing allowance of $28,000, and an employer match under the Company’s Profit Sharing Plan of $10,595.
(h)	Represents housing allowance of $20,000 and an employer match under the Company’s Profit Sharing Plan of $5,775.
(i)	Represents an employer match under the Company’s Profit Sharing Plan of $7,979.
(j)

Represents severance payments paid during fiscal year 2026 of $131,431, health insurance and Medicare benefits of $4,599 paid in fiscal year 2026, unused vacation payout of $51,370, vehicle allowance of $12,455, and an employer match under the Company’s Profit Sharing Plan of $7,805. The amount does not include $115,693 of continuing salary payments or $12,131 in health insurance and Medicare benefits payable in fiscal year 2027, as the obligation to pay those amounts is conditioned upon Mr. Woods’ continuing compliance with the Separation Agreement.

2026 Grants of Plan-Based Awards

The following table provides information on all plan-based awards by the Company for the fiscal year ended January 31, 2026 to each Named Executive Officer.

			Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock	All Other Option Awards: Number of Securities	Exercise or Base Price of	Grant Date Fair Value of Stock and
Name	Grant Date		Threshold ($)(a)(b)	Target ($)(a)	Maximum ($)(a)	Threshold (#)(c)	Target (#)(c)	Maximum (#)(c)	or Units (#)(d)	Underlying Options (#)(e)	Option Awards ($/Sh)	Option Awards ($)(f)
Jorik E. Ittmann	4/14/2025								4,527			36,669
	6/12/2025	(g)	—	252,000	504,000
	6/12/2025					5,920	11,840	17,761				117,755
	8/15/2025								130,775			1,499,989
	8/15/2025					5,045	10,091	15,137				123,914
Darius G. Nevin	3/28/2025								765			6,816
	6/10/2025								2,019			18,191
	6/10/2025								1,529			13,776
	7/23/2025									30,000	11.10	184,463
Thomas D. DeByle	4/14/2025								10,329			83,665
	4/14/2025								10,185			82,499
	6/12/2025	(g)	—	297,500	595,000
	6/12/2025					13,320	26,641	39,962				264,949
	8/15/2025								87,183			999,989
	8/15/2025					3,582	7,165	10,747				87,979
Thomas W. Carll	4/14/2025								4,198			34,004
	6/12/2025	(g)	—	126,000	252,000
	6/12/2025					5,489	10,979	16,469				109,191
	8/15/2025								43,591			499,989
	8/15/2025					484	968	1,453				11,895
Gregory A. Woods	4/17/2025								29,444			238,496
	6/12/2025		—	381,600	763,200
	6/12/2025					38,509	77,018	115,527				765,943

(a)

Represents awards under the Company’s Senior Executive Short-Term Incentive Plan. See “Compensation Discussion & Analysis – Senior Executive Short-Term Incentive Plan” for additional information regarding the Senior Executive Short-Term Incentive Plan.

(b)	The Company’s Senior Executive Short-Term Incentive Plan does not provide for any threshold payment amount for amounts that may be earned thereunder.
(c)

Consists of two stock-settled performance awards issued pursuant to the Company’s 2018 Equity Incentive Plan. Any portion of the award that is earned will vest in full on the date the Company’s Human Capital and Compensation Committee makes the determination that such portion of the award was earned. See “Compensation Discussion & Analysis – Equity-based Incentive Compensation” for more information about the stock-settled performance awards.

(d)

Consists of restricted stock unit awards issued pursuant to the Company’s 2018 Equity Incentive Plan, which vests in three equal annual installments commencing on the first anniversary of the grant date, restricted stock unit awards issued pursuant to the Company’s 2018 Equity Incentive Plan, which vests in full on the third anniversary of the grant date and restricted stock awards issued pursuant to the Company’s 2018 Equity Incentive Plan, which vests in full immediately on the grant date.

(e)	Consists of an option award issued pursuant to the Company’s 2018 Equity Incentive Plan, which vests in six equal monthly installments commencing on the first of the month following the grant date.
(f)

The grant date fair value of each time-based restricted stock unit is equal to the closing price of the Company’s common stock on the grant date. The grant date fair value of stock-settled performance awards is based on the reference value of the award and the Company’s estimate, as of the date of grant, of the probable outcome of the performance conditions. The assumptions used in the calculation of the grant date fair value of option awards are included in Note 15 to the Company’s audited financial statements for the fiscal year ended January 31, 2026, included in the Company’s Annual Report on Form 10-K filed with the SEC on April 15, 2026.

(g)

As previously noted, the target awards for our Named Executive Officers for fiscal year 2026 under the Company’s Senior Executive Short-Term Incentive Plan were established in June 2025. The targets were subsequently updated in connection with the Ittmann Letter Agreement and Executive Letter Agreements in August 2025. Pursuant to these awards, Mr. Carll earned $25,364. Neither Mr. Ittmann nor Mr. DeByle earned a payout under these awards.

Outstanding Equity Awards at 2026 Fiscal Year-End

The following table provides information on all outstanding equity awards held by each of the Named Executive Officers as of January 31, 2026.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date		Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Jorik E. Ittmann						137,636	(e)	1,251,111
									32,898	(f)	338,630
Darius G. Nevin	30,000	—	$11.10	7/23/2035	(a)
Thomas D. DeByle						107,697	(g)	978,966
									50,709	(f)	494,528
Thomas W. Carll	17,500	—	18.25	6/4/2028	(b)
						49,501	(h)	449,964
						210	(i)	1,909
						95	(j)	864
									3,986	(k)	36,233
									17,922	(f)	169,668
Gregory A. Woods	50,000	—	15.01	3/14/2026	(c)
	50,000	—	12.85	7/16/2026	(d)
	45,500	—	18.25	7/16/2026	(d)
						20,602	(l)	187,272
						1,969	(i)	17,898
						443	(j)	4,027
									—		—

(a)	Options vested in six equal monthly installments commencing on the first of the month following the option grant date (which is ten years prior to the expiration date).

(b)	Options vested in four equal annual installments commencing on the first anniversary of the option grant date (which is ten years prior to the expiration date).
(c)

Options vested in three equal annual installments commencing on the first anniversary of the option grant date (which is ten years prior to the expiration date). Options were not exercised prior to the expiration date.

(d)	Options terminate one (1) year after the date of termination of service.
(e)

Consists of (i) 4,527 restricted stock units that vest in equal installments on April 14, 2026, 2027 and 2028; (ii) 2,334 restricted stock units that vest in equal installments on September 10, 2026 and 2027; and (iii) 130,775 restricted stock units that vest on August 15, 2028.

(f)

Consists of stock-settled performance awards granted in fiscal year 2026 and held by the Named Executive Officers, which may be earned based upon the achievement by the Company of performance goals relating to the Company’s fiscal year 2028 revenue growth and adjusted earnings-per-share. No stock-settled performance awards were earned by the Named Executive Officers based upon the Company’s fiscal year 2026 performance.

(g)	Consists of (i) 20,514 restricted stock units that vest in equal installments on April 14, 2026, 2027 and 2028; and (ii) 87,183 restricted stock units that vest on August 15, 2028.
(h)

Consists of (i) 664 restricted stock units that vested on March 21, 2026; (ii) 1,048 restricted stock units that vest in equal installments on June 10, 2026 and 2027; (iii) 4,198 restricted stock units that vest in equal installments on April 14, 2026, 2027 and 2028; and (iv) 43,591 restricted stock units that vest on August 15, 2028.

(i)

Consists of performance-based restricted stock units granted in fiscal year 2022 and held by the Named Executive Officers, which may be earned based upon the achievement by the Company of a performance goal relating to the Company’s fiscal year 2022, 2023 and 2024 revenue. Restricted stock units of 1,969 and 210 were earned by Messrs. Woods and Carll, respectively, based upon the Company’s fiscal year 2024 revenue. These restricted stock units vested on April 17, 2026.

(j)

Consists of performance-based restricted stock units granted in fiscal year 2023 and held by the Named Executive Officers, which may be earned based upon the achievement by the Company of a performance goal relating to the Company’s fiscal year 2023, 2024 and 2025 revenue. Restricted stock units of 443 and 95 were earned by Messrs. Woods and Carll, respectively, based upon the Company’s fiscal year 2025 revenue. For Mr. Carll, these restricted stock units vest in equal installments on April 7, 2026 and 2027. For Mr. Woods, these restricted stock units vested on April 7, 2026.

(k)

Consists of performance-based restricted stock units granted in fiscal year 2024 and held by the Named Executive Officers, which may be earned based upon the achievement by the Company of a performance goal relating to the Company’s fiscal year 2024, 2025 and 2026 revenue. No restricted stock units were earned by the Named Executive Officers based upon the Company’s fiscal year 2026 revenue.

(l)

Consists of (i) 6,133 restricted stock units that vested on March 21, 2026; (ii) 9,814 restricted stock units that vested on April 14, 2026; and (iii) 4,655 restricted stock units that vest on June 10, 2026.

Risk Related to Compensation Policies

The Company’s compensation policies and practices for its employees, including its executive compensation program described in Compensation Discussion and Analysis, aim to provide a risk-balanced compensation package which is competitive in our market sectors and relevant to the individual executive. The Company expects to continue to award certain executives and employees, upon satisfaction of applicable performance conditions and subject to future approval and grant by the Human Capital and Compensation Committee, equity and cash-based awards. Because the Company’s equity incentive programs include substantial vesting features, the Company believes that the structure of its compensation plans discourages short-term risk taking and aligns the interest of its executives and managers with those of its shareholders. The Company does not believe that risks arising from these practices, or its compensation policies and practices considered as a whole, are reasonably likely to have a material adverse effect on the Company.

PAY VERSUS PERFORMANCE
The following table provides a comparison between two measures of compensation for our Named Executive Officers and certain measures of performance. The two compensation measures are the Named Executive Officers’ “total compensation,” as presented in the Summary Compensation Table, and their “compensation actually paid,” a measure of compensation required by SEC rules. These measures are presented for the relevant years on an individual basis for our Chief Executive Officer, our former Interim Chief Executive Officer and our former Chief Executive Officer, and as an average for the group of our other Named Executive Officers.
While both “total compensation” and “compensation actually paid” measure compensation for the same fiscal year, the two measures are calculated differently. Compensation actually paid is based on total compensation but substitutes different amounts for equity compensation. Compensation actually paid removes from total compensation the grant-date fair value of equity awards granted during the relevant year and replaces it with the net aggregate change in the fair value of equity awards during the relevant year. This net aggregate change in fair value represents the sum of:

•	the year-end fair value of new awards granted during the year that are outstanding and unvested as of the end of the year;

•	the change in the fair value (positive or negative) of unvested awards outstanding during the entire year, measured from the beginning of the year to the end of the year;

•	the vesting-date fair value of new awards that are granted and also vest in the year;

•
the change in the fair value (positive or negative) of unvested awards that are held at the beginning of the year and that also vest during the year, measured from the beginning of the year to the vesting date;

•
the loss in fair value of unvested awards outstanding at the beginning of the year that fail to meet applicable vesting conditions during the year, measured as the loss of the fair value of those awards at the beginning of the year; and

•	the dollar value of any dividends or other earnings paid on awards during the year prior to any vesting date that are not otherwise reflected in total compensation for the year.
The net change in aggregate fair value must also reflect any increase in the fair value of any equity awards that were repriced or otherwise materially modified during the year. No equity awards were repriced or otherwise materially modified during any of the years presented.

Fiscal Year	Summary Compensation Table Total for Mr. Ittmann	Compensation Actually Paid to Mr. Ittmann		Summary Compensation Table Total for Mr. Nevin	Compensation Actually Paid to Mr. Nevin		Summary Compensation Table Total for Mr. Woods	Compensation Actually Paid to Mr. Woods		Average Summary Compensation Table Total for non-PEO NEOs(a)	Average Compensation Actually Paid to non-PEO NEOs(a)		Value of Initial Fixed $100 Investment Based On Total Shareholder Return(b)	Net Income (in thousands)
2026	$2,121,772	$1,857,716	(c)	$365,099	$278,636	(c)	$1,556,720	$(67,965	) (c)	$1,446,203	$1,273,389	(c)	$69	$(2,376)
2025	$—	$—	(f)	$—	$—	(f)	$761,750	$(245,256	) (d)	$411,390	$113,481	(d)	$88	$(14,489)
2024	$—	$—	(f)	$—	$—	(f)	$1,286,106	$1,849,025	(e)	$508,248	$640,408	(e)	$133	$4,694

•
The
Non-Principal
Executive Officer Named Executive Officers
(“Non-PEO
NEOs”) for whom the Summary Compensation Table total average compensation is presented are: for 2026, Messrs. DeByle and Carll and for 2025, Messrs. David S. Smith, Natalizia and Carll, and for 2024, Messrs. Smith and Natalizia.

•
Represents the cumulative total shareholder return (on a dividends-reinvested basis) on our common stock from January 31, 2023, the last trading day before the earliest year presented in the table, to the last trading day of the relevant year, calculated on the basis of an investment of $100 in our common stock on January 31, 2023.

•
Represents compensation actually paid for fiscal year 2026 to Messrs. Ittmann and Woods and the average compensation actually paid for fiscal year 2026 to Messrs. DeByle and Carll, our other Named Executive Officers for fiscal year 2026. The following table provides the adjustments to total compensation that were made in order to calculate compensation actually paid (excluding the grant-date fair value of equity awards granted in 2026, which is presented separately in the Summary Compensation Table):

Change in Fair Value	Mr. Ittmann	Mr. Nevin	Mr. Woods	Average for non-PEO NEOs
New Grants Unvested at Year-End	1,471,563	—	89,209	943,691
Prior Years Awards Unvested at Year-End	(5,858)	—	(33,132)	(2,531)
New Grants that Vested in Fiscal Year 2026	—	136,784	—	—
Prior Years Awards that Vested in Fiscal Year 2026	(1,434)	—	(69,532)	(3,775)
Prior Years Awards that Failed to Vest in Fiscal Year 2026	—	—	(485,993)	(23,119)
Dividends or Earnings on Awards Before Vesting	—	—	—	—
The fair value of time-based restricted stock units is equal to the closing price of the Company’s common stock on the measurement date. The fair value of performance-based restricted stock units is based on the closing price of the Company’s common stock on the measurement date and the Company’s estimate, as of the measurement date, of the probable outcome of the performance conditions. The fair value of stock-settled performance awards is based on the reference value of the awards and the Company’s estimate, as of the measurement date, of the probable outcome of the performance conditions.

•
Represents compensation actually paid for fiscal year 2025 to Mr. Woods, and the average compensation actually paid for fiscal year 2025 to Messrs. Smith and Natalizia, our other Named Executive Officers for fiscal year 2025. The fair value of time-based restricted stock units is equal to the closing price of the Company’s common stock on the measurement date. The fair value of performance-based restricted stock units is based on the closing price of the Company’s common stock on the measurement date and the Company’s estimate, as of the measurement date, of the probable outcome of the performance conditions.

(1)
Represents compensation actually paid for fiscal year 2024 to Mr. Woods, and the average compensation actually paid for fiscal year 2024 to Messrs. Smith and Natalizia, our other Named Executive Officers for fiscal year 2024. The fair value of time-based restricted stock units is equal to the closing price of the Company’s common stock on the measurement date. The fair value of performance-based restricted stock units is based on the closing price of the Company’s common stock on the measurement date and the Company’s estimate, as of the measurement date, of the probable outcome of the performance conditions.

(2)	Messrs. Ittmann and Nevin were not Principal Executive Officers in fiscal years 2025 and 2024.
RELATIONSHIP BETWEEN PAY AND PERFORMANCE
The following table shows, for the periods presented, the relationship between, on the one hand, the compensation actually paid to Mr. Woods and Mr. Ittmann and the average compensation actually paid to our other Named Executive Officers and, on the other hand, each of:

•	Our cumulative total shareholder return since January 31, 2023, the last trading day before fiscal year 2024; and

•	Our net income over the last three years.

Metric	Fiscal Year 2024	Fiscal Year 2025	Fiscal Year 2026	Change from Fiscal Year 2024 to Fiscal Year 2025 (%)	Change from Fiscal Year 2025 to Fiscal Year 2026 (%)
Compensation actually paid to Mr. Ittmann	$—	$—	$1,857,716	—	100.0%
Compensation actually paid to Mr. Nevin	$—	$—	$278,636	—	100.0%
Compensation actually paid to Mr. Woods	$1,849,025	$(245,256)	$(67,965)	(113.3)%	(72.3)%
Average Compensation Actually Paid to Non-PEO NEOs	$640,408	$113,481	$1,273,389	(82.3)%	1022.1%
Total Shareholder Return since January 31, 2023	33%	(12)%	(31)%	(136.4)%	158.3%
Net income ($ in thousands)	$4,694	$(14,489)	$(2,376)	(408.7)%	(83.6)%
EQUITY INCENTIVE AWARDS-MECHANICS AND TIMING OF STOCK OPTION AND OTHER EQUITY AWARD GRANTS
We do not currently grant stock options to our NEOs, except that one stock option award was granted to Darius Nevin on July 23, 2025, solely in connection with his appointment as Interim Chief Executive Officer (the “D. Nevin Option Grant”). Although we do not have a formal policy regarding the timing of awards of stock options, stock appreciation rights and/or similar option-like instruments grants to our Named Executive Officers, we do not grant equity awards in anticipation of the release of material nonpublic information. Similarly, we do not time the release of material nonpublic information about the company based on equity award grant dates.
The details of the D. Nevin Option Grant, which was awarded with an effective grant date during a period beginning four business days before the filing or furnishing of a report on Form
10-K,
10-Q
or
8-K
that disclosed material nonpublic information (other than a report on Form
8-K
that disclosed a material new option grant under Item 5.02(e)), and ending one business day after the filing or furnishing of that report, are set forth below:

Name	Grant Date	Number of Securities Underlying the Award	Exercise Price of the Award ($)	Grant Date Fair Value of the Award
Percentage change in the
closing market price of the
securities underlying the
award between the trading
day ending immediately
prior to the disclosure of
material nonpublic
information and the trading
day beginning immediately
following the disclosure of
material nonpublic

information

Darius G. Nevin	July 23, 2025	30,000	11.10	11.10	1.44%

Compensation of Directors

The Human Capital and Compensation Committee is responsible for reviewing and establishing the compensation of the directors of the Company. On June 5, 2023, the Human Capital and Compensation Committee adopted amendments to the Company’s Amended and Restated Non-Employee Director Annual Compensation Program (as so amended, the “Director Compensation Program”).

Pursuant to the Director Compensation Program, each non-employee director automatically receives a grant of restricted stock on the date of the Board’s regularly scheduled quarterly meeting. The number of whole shares granted is equal to the number calculated by dividing 25% of the stock component of the director compensation amount determined by the Human Capital and Compensation Committee for that year by the fair market value of our stock on that day. The aggregate value of the restricted stock award for fiscal year 2026 was $72,800. Shares of restricted stock granted under the Director Compensation Program are fully vested upon the date of issuance. Other than as part of a Change in Control of the Company and except in the case of economic hardship of a particular non-employee director, as determined by the Human Capital and Compensation Committee, while a non-employee director is serving on our Board they may not sell or otherwise dispose of any of our stock received in connection with their service on our Board (whether that stock was granted under the Director Compensation Program, any predecessor program or otherwise) if that non-employee director has not satisfied the requirements of any stock ownership guidelines established for directors by the Board or if the transfer would cause them to be out of compliance with any such guidelines.

Pursuant to the Director Compensation Program, each non-employee director receives cash payments for their service on the Board and its committees. Beginning in the second quarter of fiscal year 2026, the directors agreed to receive their cash fees in the form of shares of the Company’s common stock, issued as restricted stock awards based on the closing stock price of the Company’s common stock at each quarterly meeting. The dollar value amounts of those payments for the fiscal year ended January 31, 2026 were:

Position Covered	Fiscal Year 2026 Annual Payment
Service on the Board	$46,800
Lead Independent Director	$11,440
Audit Committee Chairman	$11,440
Human Capital and Compensation Committee Chairman	$9,360
Nominating and Governance Committee Chairman	$9,360
Committee Member (other than Chairman)	$4,160

Compensation is made to non-employee directors in four equal tranches on the dates of the Board’s regular quarterly meetings. If a person becomes a non-employee director on a date other than the date of our annual meeting of shareholders in any fiscal year, that person will receive an award of restricted stock as described above, but appropriately prorated to reflect the number of days remaining from the date he or she commences his or her service in that capacity until the scheduled date for our next annual meeting of shareholders. In addition, if a person becomes a non-employee director, Chairman of the Board, lead independent director, chairman of a committee or a member of a committee other than on the first business day of a fiscal quarter of the Company, he or she will receive compensation on (i) the date of the regular full meeting of the Board held in that quarter or (ii) if later, the date he or she commences his or her service in that capacity, as described above, but appropriately prorated to reflect the number of days remaining in that fiscal quarter.

The following Director Compensation table provides information regarding the compensation paid or accrued by each person other than Messrs. Nevin and Ittmann who served as a director during the fiscal year ended January 31, 2026. See “Executive Compensation” for information regarding compensation of and outstanding equity awards held by Messrs. Nevin and Ittmann.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) (a)(b)	Total ($)
Shawn W. Kravetz	—	55,710	55,710
Alexis P. Michas	13,780	114,099	127,879
Mitchell I. Quain	16,640	122,684	139,324
Yvonne E. Schlaeppi	15,080	118,001	133,081
Richard S. Warzala	17,940	126,587	144,527

•

The amounts reflect the aggregate fair value of the awards on the grant date under the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 718 (“ASC 718”) for shares of restricted stock granted to directors. As noted above, each non-employee director automatically receives a grant of restricted stock on the date of the Board’s regularly scheduled quarterly meeting and, beginning in the second quarter of fiscal year 2026, the directors agreed to receive their cash fees in the form of shares of the Company’s stock. The number of whole shares granted is equal to the calculated quarterly compensation divided by the fair market value of our stock on that day. All stock awards were fully vested on the date of issuance.

•

As of January 31, 2026, the Company’s non-employee directors held the following number of outstanding stock options, all of which were fully vested: Mitchell I. Quain—15,000; Yvonne E. Schlaeppi—10,000; and Richard S. Warzala—10,000. Messrs. Michas and Kravetz did not hold any stock options as of January 31, 2026.

COMPENSATION DISCUSSION AND ANALYSIS

The Human Capital and Compensation Committee of the Company’s Board of Directors (the “Committee”) is charged with the responsibility for establishing, implementing and monitoring adherence to the Company’s compensation philosophy and setting the compensation for our executives and key management personnel in a manner which is internally equitable. The Committee also is responsible for reviewing and establishing the compensation of directors.

Compensation Philosophy and Objectives. The Committee’s overall philosophy in terms of executive compensation is to link management incentives with the actual financial performance of the Company. Similarly, the compensation should attract, retain, and motivate highly qualified individuals to achieve the Company’s business goals and link their interests with shareholder interests. In setting compensation for the Company’s executive officers, the Committee considers the executive’s performance, awards, if any, made during prior years and other relevant factors, including the results of the annual advisory vote of the Company’s shareholders on executive compensation. The Committee seeks to have the long-term performance of the Company’s common stock reflected in executive compensation through our equity incentive programs.

Elements of Compensation. The total compensation program for the Company’s executive officers consists of the following:

(a)	salary;

(b)	cash incentive and bonus awards tied to the Company’s annual performance;

(c)	equity-based incentive compensation, in the form of time-based restricted stock units, stock-settled performance awards and, historically, performance-based restricted stock units; and

(d)	retirement and other benefits.

The Committee seeks to structure each element of compensation to attract and retain the necessary executive talent, reward annual performance and provide incentives for achieving both long-term strategic goals and short-term performance goals. To this end, the Committee seeks to establish salaries at levels that are competitive within the Company’s industry and geographical markets. As described further below, the Committee has historically utilized annual cash-based incentive awards tied to the achievement by the Company of EBITDA and other performance-based targets to encourage the Company’s executives to focus on improving the Company’s short-term profitability. The Committee utilizes a mix of time-based restricted stock units, stock-settled performance awards and, historically, performance-based restricted stock units tied to the Company’s achievement of multi-year performance goals in order to encourage the Company’s executives to focus on driving the Company’s long-term growth. The Committee believes that the combination of these elements is effective in aligning the interests of the Company’s executives with those of its shareholders.

Say on Pay Consideration. In accordance with SEC rules, the Company conducted a non-binding, advisory vote on the Company’s executive compensation at its 2025 annual meeting of shareholders. The Company’s shareholders voted to approve the Company’s executive compensation practices at the 2025 annual meeting by a favorable vote of approximately 99.2% of the votes cast.

Setting Executive Compensation. The Committee is responsible for establishing and periodically reviewing the compensation of the Company’s executive officers and approving all equity awards. The Committee annually reviews the performance of the executive officers and based on these reviews, determines salary adjustments and annual awards. The Chief Executive Officer does not take part in any deliberations concerning his own compensation, and the Executive Chairman similarly recuses himself from all deliberations concerning his own compensation.

Fiscal Year 2026 Compensation Overview. We are required to make disclosures regarding compensation for certain of our executive officers. This includes compensation disclosure for all principal executive officers during the last completed fiscal year, the two most highly compensated executive officers (other than the principal executive officer) who were serving as executive officers at the end of the last completed fiscal year, and up to two additional individuals for whom disclosure would have been provided (as two of the most highly compensated executive officers) but for the fact that the individual was not serving as an executive officer at the end of the last completed fiscal year. Our “Named Executive Officers” as of the fiscal year ended January 31, 2026, were Mr. Ittmann, Mr. DeByle, Mr. Carll, our former President and Chief Executive Officer, Gregory Woods, and our former Interim Chief Executive Officer, Darius G. Nevin. The total compensation paid to our Named Executive Officers in the fiscal year ended January 31, 2026 increased from the total compensation paid in the prior fiscal year. As is shown in the Summary Compensation Table below, this increase was primarily a result of the fact that (i) a second restricted stock unit award was granted to executives in fiscal 2026 compared to one grant in fiscal 2025 and (ii) stock-settled performance awards were granted in fiscal year 2026 but not in fiscal year 2025.

Salary. Base salaries for executive officers are evaluated each year. Historically, base salaries have been increased at annual rates which approximate the general rates of increase of compensation for all employees of the Company. Annual salary adjustments are generally made effective April 1 of each year. Effective August 15, 2025, the Committee set the fiscal year 2026 annual salaries of the Named Executive Officers as set forth below, except for Mr. Woods, whose salary is reflected at the rate in effect as of the termination of his employment on July 16, 2025:

Name	Salary ($)
Jorik E. Ittmann	360,000
Darius G. Nevin	260,000
Thomas D. DeByle	425,000
Thomas W. Carll	280,000
Gregory A. Woods	477,000

Cash Incentive and Bonus Awards. Annual cash incentive awards are an important component of total executive cash compensation because they reward the Company’s executives for achieving targeted, annual results and emphasize variable or “at risk” compensation. From time to time the Committee awards discretionary cash bonuses to the Company’s executives to reward their efforts in extraordinary circumstances.

Senior Executive Short-Term Incentive Plan (STIP). Participants in the STIP (which may include any executive officer, vice president or director-level manager) are determined annually by the Committee. Awards under the STIP are earned based on achieving or exceeding annual financial objectives, which the Committee has full discretion to establish for each plan year. Annually, the Committee establishes a Target Award for each STIP participant, which may vary as to each participant and from year to year. In June 2025, the Committee established the following Target Awards for our Named Executive Officers for fiscal year 2026:

Name	Target Award ($)	Target Award as Percentage of Base Salary
Jorik E. Ittmann	252,000	70%
Darius G. Nevin	—	— (a)
Thomas D. DeByle	297,500	70%
Thomas W. Carll	126,000	45%
Gregory A. Woods	381,600	80%

(a)	Mr. Nevin was not a participant in the STIP for fiscal year 2026.

The amounts ultimately payable under the STIP to each of the participants are based on the achievement of corporate performance goals and segment-level performance goals as follows, expressed as percentages of each participant’s target award:

Name	AstroNova Revenue	AstroNova Adjusted Operating Cash Flow	AstroNova Adjusted EBITDA	Aerospace Segment Revenue	Aerospace Segment Adjusted Operating Income	Aerospace Segment Adjusted Operating Cash Flow
Jorik E. Ittmann	25%	25%	50%	—	—	—
Thomas D. DeByle	25%	25%	50%	—	—	—
Thomas W. Carll	—	—	20%	35%	20%	25%
Gregory A. Woods	25%	25%	50%	—	—	—

The bonus earned by each participant under the STIP for fiscal year 2026 with respect to each performance goal is calculated separately as follows:

•

No bonuses with respect to a performance goal are paid unless our or the applicable segment’s performance for fiscal year 2026 with respect to that performance goal equals a threshold established by the Committee, in which case the bonus with respect to that performance goal shall be 50% of that performance goal target award.

•

If the Company’s or the applicable segment’s fiscal year 2026 performance with respect to a performance goal equals a target established by the Committee, the bonus with respect to that performance goal shall be 100% of that performance goal target.

•

If the Company’s or the applicable segment’s fiscal year 2026 performance with respect to a performance goal falls between the applicable threshold and target, the bonus payable with respect to that performance goal is determined through linear interpolation.

•

An incremental bonus of up to 100% of each participant’s performance goal target award with respect to each performance goal is paid if our or the applicable segment’s fiscal year 2026 performance with respect to that performance goal falls between the target and a superior level of performance established by the Committee. If the Company’s or the applicable segment’s fiscal year 2026 performance falls between the target and superior levels of performance, the bonus paid with respect to that performance goal is determined through linear interpolation. No further bonus will be paid under the STIP with respect to any performance goal for performance in excess of the superior level.

For purposes of the 2026 STIP,

•

Adjusted EBITDA means our net income (loss) determined in accordance with United States generally accepted accounting principles (“GAAP”), adjusted to exclude interest income (expense), depreciation and amortization, income tax expense (provision), share-based compensation and such other items as may be approved by the Committee, and is calculated consistent with the calculations utilized in the Corporation’s earnings release for the first quarter of fiscal year 2026 (the “Q1 Release”);

•

Aerospace Segment Adjusted Operating Income means the Aerospace segment’s operating income (loss) determined in accordance with GAAP, adjusted to exclude MTEX-related acquisition expenses, inventory step-up costs and restructuring charges, each net of taxes, and such other items as may be approved by the Committee;

•

AstroNova Adjusted Operating Cash Flow means our operating income (loss) determined in accordance with GAAP, adjusted to exclude MTEX-related acquisition expenses, inventory step-up costs and restructuring charges, each net of taxes, and such other items as may be approved by the Committee, calculated consistent with the calculations utilized in the Q1 Release, and further adjusted to add back depreciation and amortization expense, to subtract capital expenditures, and to include the impact of changes in inventory, accounts receivable, and accounts payable;

•

Aerospace Segment Adjusted Operating Cash Flow means the Aerospace Segment’s Adjusted Operating Income, further adjusted to add back Aerospace Segment depreciation and amortization expense, to subtract Aerospace Segment capital expenditures, and to include the impact of changes in Aerospace Segment inventory, Aerospace Segment accounts receivable, and Aerospace Segment accounts payable; and

•	AstroNova Revenue and Aerospace Segment Revenue are determined in accordance with GAAP.

All payments and awards are subject to the other provisions and limitations of the STIP, including:

•

Aggregate annual awards under the STIP may not exceed 15% of the Corporation’s consolidated operating income for the applicable fiscal year, determined without deduction for the payment of awards under the STIP.

•	Aggregate awards earned must be fully accounted for when determining whether a performance goal based upon Adjusted EBITDA has been achieved.

The threshold and target for the 2026 Performance Goals and the corresponding amount of the STIP paid based on the Company’s results for fiscal year 2026 were as follows:

Performance Goal	Threshold($)	Target ($)	Superior ($)	Actual Performance ($)	Percentage of Target Bonus Earned (%)
AstroNova Revenue	160,000,000	168,374,000	176,800,000	150,515,000	—
AstroNova Adjusted Operating Cash Flow	19,000,000	20,030,000	22,000,000	11,435,000	—
AstroNova Adjusted EBITDA	16,200,000	17,000,000	21,000,000	12,681,000	—
PI Segment Revenue	117,000,000	123,107,000	130,000,000	104,221,000	—
PI Segment Operating Income	13,300,000	14,743,000	17,000,000	8,028,000	—
PI Segment Adjusted Operating Cash Flow	20,200,000	21,648,000	23,900,000	7,415,000	—
Aerospace Segment Revenue	49,700,000	52,283,000	60,000,000	46,294,000	—
Aerospace Segment Adjusted Operating Income	13,413,000	14,904,000	18,000,000	12,070,000	—
Aerospace Segment Adjusted Operating Cash Flow	19,200,000	20,659,000	23,800,000	21,088,000	1.14%

As a result, per the above table, only one of our Named Executive Officers, Mr. Carll, received a STIP award for fiscal year 2026 in the amount of $25,364.

Equity-based Incentive Compensation. Total compensation at the executive level also includes equity incentive awards granted under the Company’s 2018 Equity Incentive Plan. The objectives of the equity incentive awards are to align executive and shareholder long-term interests by creating a strong and direct link between executive pay and the Company’s performance in key financial metrics, and to enable executives to develop and maintain a long-term stock ownership position in the Company’s common stock.

In fiscal year 2026, the Committee granted to the Named Executive Officers the following number of equity-based awards.

Name	Time-based Restricted Stock Units		Restricted Stock Awards		Stock Options
Jorik E. Ittmann	135,302	(a)	—		—
Darius G. Nevin	—		4,313	(b)	30,000	(c)
Thomas D. DeByle	107,697	(d)	—		—
Thomas W. Carll	47,789	(e)	—		—
Gregory A. Woods	29,444	(f)	—		—

(a)

Consists of (i) 4,527 restricted stock units that vest in three equal annual installments commencing on the first anniversary of the date of grant; and (ii) 130,775 restricted stock units that vest in full on August 15, 2028, based on the executive’s continued employment with us.

(b)	Consists of 4,313 restricted stock awards that vested immediately on the date of grant for service as a director before assuming the position of Executive Chairman.
(c)	Consists of 30,000 stock options that vested in six equal monthly installments commencing on the first of the month following the date of grant.
(d)

Consists of (i) 20,514 restricted stock units that vest in three equal annual installments commencing on the first anniversary of the date of grant; and (ii) 87,183 restricted stock units that vest in full on August 15, 2028, based on the executive’s continued employment with us.

(e)

Consists of (i) 4,198 restricted stock units that vest in three equal annual installments commencing on the first anniversary of the date of grant; and (ii) 43,591 restricted stock units that vest in full on August 15, 2028, based on the executive’s continued employment with us.

(f)

Consists of 29,444 restricted stock units that vest in three equal annual installments commencing on the first anniversary of the date of grant, based on the executive’s continued employment with us. This award was subsequently modified in connection with the termination of Mr. Woods’ employment to allow for 9,814 restricted stock units to vest in full on the first anniversary of the date of grant. The remaining 19,630 restricted stock units were forfeited on the termination date.

The Company also utilizes performance-based awards with multi-year performance periods to further align the interests of our executives with the long-term interests of the Company and its shareholders. In fiscal year 2026, the Company granted Stock-Settled Performance Awards to each of Messrs. Ittmann, DeByle, Carll and Woods with the following reference values:

Name	Reference Value for Stock-Settled Performance Award
Jorik E. Ittmann	$225,753
Darius G. Nevin	$—
Thomas D. DeByle	$329,685
Thomas W. Carll	$113,112
Gregory A. Woods	$715,500	(a)

(a)	Mr. Woods’ award was subsequently forfeited in connection with the termination of his employment with the Company.

The earned value for each of these awards will be determined by the Company’s performance in the fiscal year ended January 31, 2028 (the “Performance Year”) with respect to Cumulative Organic Revenue Growth and Adjusted EPS (each as defined below; each a “Performance Goal” and together, the “Performance Goals”). The Performance Goals are equally weighted for each of the participants.

The Target, Threshold and Superior levels of performance for each of the Performance Goals are:

Performance Goal	Threshold	Target	Superior
Cumulative Organic Revenue Growth	20%	25%	30%
Adjusted EPS	$1.35	$1.60	$1.85

The earned value amount with respect to each Performance Goal shall be determined as follows:

•

If the Company’s performance for the Performance Year with respect to a Performance Goal is less than the applicable Threshold level of performance, the earned value amount with respect to that Performance Goal will be zero.

•

If the Company’s performance for the Performance Year with respect to a Performance Goal is equal to the applicable Threshold level of performance, the earned value amount with respect to that Performance Goal will be equal to 25% of the Reference Value.

•

If the Company’s performance for the Performance Year with respect to a Performance Goal is equal to the applicable Target level of performance, the earned value amount with respect to that Performance Goal will be equal to 50% of the Reference Value.

•

If the Company’s performance for the Performance Year with respect to a Performance Goal is equal to the applicable Superior level of performance, the earned value amount with respect to that Performance Goal will be equal to 75% of the Reference Value; no additional earned value amount will be awarded with respect to performance for either Performance Goal that exceeds the Superior level of performance.

•

If the Company’s performance for the Performance Year with respect to a Performance Goal falls between the applicable Threshold and Target levels of performance or between the applicable Target and Superior levels of performance, the earned value amount with respect to that Performance Goal will be determined through linear interpolation.

If the Company’s performance for the Performance Year with respect to one Performance Goal equals or exceeds the applicable Threshold level of performance but the Company’s performance with respect to the other Performance Goal is less than the applicable Threshold level of performance, the earned value amount with respect to the Performance Goal for which the Threshold level of performance is met or exceeded will be reduced by 20%.

The earned value to be used for determining how many shares of the Company’s common stock will be issued to each grantee upon settlement of the Stock-Settled Performance Award will be equal to the sum of the earned value amounts for both of the Performance Goals. The total number of shares issued to a participant in respect of the Awards will be equal to the earned value divided by the greater of (i) the fair market value of one share of the Company’s common stock on the grant date and (ii) the fair market value of one share of the Company’s common stock on the date the Committee certifies the level of achievement with respect to the Performance Goals. Any shares of common stock issued upon settlement of the Stock-Settled Performance Awards will be fully vested at the time of issuance.

For purposes of the Stock-Settled Performance Awards granted to Messrs. Ittmann, DeByle and Carll:

•

“Adjusted EPS” means the Company’s earnings per share, as calculated in accordance with GAAP, adjusted to exclude the impact of non-recurring items, as approved by the Committee, such as restructuring charges, impairment charges, and unbudgeted gains or losses outside the control of management; and

•

“Cumulative Organic Revenue Growth” means the amount, expressed as a percentage, by which the Company’s revenue in the Performance Year, excluding any revenues attributable to any subsidiary, product line or other line of business the Company may acquire subsequent to January 31, 2025, exceeds the Company’s revenues for the Company’s fiscal year ended January 31, 2025.

Based on the closing price of $9.29 for the Company’s common stock on June 12, 2025 and the closing price of $11.47 for the Company’s common stock on August 15, 2025, the grant dates for the Stock-Settled Performance Awards, the earned value and maximum number of shares that can be earned by each of the participants with respect to each Performance Goal at each of the levels of performance is as follows:

	Earned Value and Maximum Number of Shares Issuable for Each Performance Goal at Specified Levels of Performance
	Threshold		Target		Superior
	Earned Value	Shares	Earned Value	Shares	Earned Value	Shares
Jorik E. Ittmann	$56,438	5,482	$112,877	10,965	$169,315	16,449
Thomas D. DeByle	$82,421	8,451	$164,843	16,903	$247,264	25,354
Thomas W. Carll	$28,278	2,986	$56,556	5,973	$84,834	8,961
Gregory A. Woods(1)	$178,875	19,254	$357,750	38,509	$536,625	57,763

(1)

Effective as of July 16, 2025, Mr. Woods ceased to serve as our Chief Executive Officer and is no longer eligible to receive value based on performance awards. All stock settled performance awards held by Mr. Woods were forfeited on July 16, 2025.

On April 10, 2026, we entered into Stock-Settled Performance Award Amendment Agreements (the “Amendment Agreements”) with each of Messrs. Ittmann, DeByle, Carll and Natalizia. The Amendment Agreements amend the terms of Stock-Settled Performance Awards previously issued to Messrs. Ittmann, DeByle, Carll and Natalizia to provide that, at the discretion of the Human Capital and Compensation Committee of our Board of Directors, the Stock-Settled Performance Awards may be settled in cash, rather than shares of our common stock. The Amendment Agreements do not vary any other terms of the Stock-Settled Performance Awards.

In fiscal year 2025, the Committee did not grant any performance-based restricted stock units to our executives. In fiscal year 2024, the Committee granted to the Named Executive Officers the following numbers of performance-based restricted stock units:

Name	Performance- based Restricted Stock Units Granted in Fiscal Year 2024
Jorik E. Ittmann	—
Darius G. Nevin	—
Thomas D. DeByle	—
Thomas W. Carll	3,986
Gregory A. Woods	36,799

The performance-based restricted stock units may be earned based upon the achievement by the Company of a performance goal based on a revenue threshold and target (the “Revenue Goal”) over a three fiscal-year period (the “Performance Period”) as follows:

Fiscal Year Granted	Performance Period (fiscal years)	Revenue Threshold	Revenue Target
2024	2024, 2025 and 2026	$180,000,000	$210,000,000

The number of performance-based restricted stock units that become earned (“Earned RSUs”) with respect to any fiscal year within a Performance Period (a “Performance Year”) will be equal to the product of the total number of performance-based restricted stock units, less any performance-based restricted stock units that became Earned RSUs with respect to a prior Performance Year within that Performance Period, multiplied by the Earned Revenue Percentage (as defined below) for such Performance Year, rounded down to the nearest whole number. In no event will the aggregate number of Earned RSUs with respect to an award of performance-based restricted stock units exceed the total number of performance-based restricted stock units constituting the applicable award. One-third of the number of performance-based restricted stock units that become Earned RSUs will vest on the date that the Committee determines that they have been earned, with the remaining two-thirds vesting in equal installments on the first and second anniversaries of that date.

For purposes of the performance-based restricted stock units, “Earned Revenue Percentage” for a Performance Year means the percentage obtained by dividing (i) the Company’s revenue for that Performance Year, as determined by the Committee in accordance with United States generally accepted accounting principles (the “Revenue”), minus the Adjusted Performance Threshold (defined below) for that Performance Year by (ii) the performance target minus the Adjusted Performance Threshold for that Performance Year. If the revenue for any Performance Year is less than or equal to the Adjusted Performance Threshold for that Performance Year, the Earned Revenue Percentage for that Performance Year shall be zero, and if the Revenue for any Performance Year is equal to or exceeds the Annual Performance Target, the Earned Revenue Percentage for that Performance Year shall be 100%. The “Adjusted Performance Threshold” for a Performance Year means the greater of (i) the performance threshold and (ii) the highest revenue for any previously completed Performance Year.

The number of performance-based restricted stock units held by our Named Executive Officers that became Earned RSUs based on the Company’s fiscal year 2026 revenue of $150.5 million are as follows:

Name (1)	Fiscal Year Granted	Adjusted Performance Threshold ($)(2)	Earned RSUs (#)	Remaining Performance- based Restricted Stock Units (#)
Thomas W. Carll	2024	180,000,000	—	—	(3)
Gregory A. Woods	2024	180,000,000	—	—	(4)

(1)	As previously noted, Messrs. Ittmann, Nevin, and DeByle were not granted performance-based restricted stock units as none were employees in fiscal year 2024.
(2)

None of the performance-based restricted stock units granted in fiscal year 2024 became Earned RSUs based on the Company’s revenue for that year, and accordingly, the Adjusted Performance Threshold equaled the original threshold for those grants.

(3)

Performance-based restricted stock units granted in fiscal year 2024 that did not become Earned RSUs based on the Company’s fiscal year 2026 revenue were forfeited. As a result, 3,986 performance-based restricted stock units that were granted to Mr. Carll in fiscal year 2024 were forfeited.

(4)

Performance-based restricted stock units granted to Mr. Woods that had not become Earned RSUs as of July 16, 2025, the date Mr. Woods’ employment with the Company ended, were forfeited as of such date.

Share Ownership and Retention Guidelines. The Committee believes that, as a rule, senior management should have a meaningful equity interest in the Company. In order to promote equity ownership and further align the interests of management with our shareholders, the Committee has adopted share ownership and retention guidelines for our executives. These guidelines are based upon the market value of our common stock as a multiple of such officer’s base pay. The multiple is three times base salary for the CEO, two times base salary for the Chief Financial Officer and 1.25 times base salary for the other executive officers. Under these guidelines, an executive was expected to achieve the ownership level by April 1, 2020 or, if later, within five years of his or her initial appointment as an executive officer. Executives are expected to retain at least 50% of all shares acquired on vesting of restricted stock or restricted stock units and 50% of all shares acquired on exercise of any stock option (net of any shares tendered or withheld for payment of taxes) until they achieve the specified ownership level and thereafter maintain such ownership level.

Retirement and Other Benefits. In order to attract and retain key executives, the Company offers retirement benefits through a Profit-Sharing Plan for employees, including its executive officers.

Profit Sharing Plan. The Company maintains a Profit Sharing Plan that is a qualified plan under Section 401(k) of the Internal Revenue Code, which provides retirement benefits to substantially all the Company’s employees.

Each eligible employee shares in contributions on the basis of relative compensation. In addition, participants are permitted to defer up to 50% of their cash compensation and make contributions of such deferral to this plan through payroll deductions (limited to $23,000 in calendar year 2024 and $23,500 in calendar year 2025). The Company makes matching contributions equal to 50% of the first seven percent of compensation contributed. The deferrals are made within the limits prescribed by Section 401(k). The Profit Sharing Plan provides for the vesting of 100% of matching contributions made by the Company to the account of the employee after three years of service. Contributions by an employee are 100% vested immediately.

Perquisites. In addition to the benefits described above, the Company provides automobile allowances to certain of its executive officers and a housing allowance to one of its Named Executive Officers. The amount of any automobile or housing allowance granted to our Named Executive Officers is reflected in the “All Other Compensation” column of the Summary Compensation Table below.

Employment Agreements, Severance Benefits and Change in Control – Jorik E. Ittmann

On August 2, 2025, in connection with Mr. Ittmann’s appointment as the Company’s new President and Chief Executive Officer, the Company entered into a letter agreement (the “Ittmann Letter Agreement”) with Mr. Ittmann, which provides for the terms of Mr. Ittmann’s employment by the Company as its President and Chief Executive Officer.

Mr. Ittmann’s annual base salary was increased to $360,000. Mr. Ittmann’s target bonus under the Company’s STIP for fiscal year 2026 (the “2026 STIP”) was increased to 70% of his base salary, which for purposes of the 2026 STIP will be the amount of salary actually paid to Mr. Ittmann by the Company in fiscal year 2026. Mr. Ittmann’s performance goals and the definition of the performance goals, the methods for calculating bonuses earned under the 2026 STIP and the other terms of the 2026 STIP are as set forth above under the heading “Senior Executive Short-Term Incentive Plan (STIP)”. In addition, the Company issued to Mr. Ittmann a Stock-Settled Performance Award with a reference value of $115,753. The terms of the award, including the performance period and performance goals thereunder, are as set forth above under the heading “Equity-based Incentive Compensation”.

The Company also agreed to issue to Mr. Ittmann a time-based restricted stock unit for a number of shares of the Company’s common stock with a value of $1,500,000, based on the closing price of the Company’s common stock on August 15, 2025. These restricted stock units will vest and be settled on August 15, 2028. However, if the Company terminates Mr. Ittmann’s employment as the Company’s President and Chief Executive Officer without Cause (as defined in the Ittmann Letter Agreement) prior to the earlier of (a) the third anniversary of the Ittmann Letter Agreement and (b) the consummation of a Change-In-Control (as defined in the Ittmann Letter Agreement), a pro rata portion of the restricted stock units, based on the number of days Mr. Ittmann actually serves as the Company’s President and Chief Executive Officer, will immediately vest. The restricted stock units will be governed by and subject to the Company’s 2018 Equity Incentive Plan and the form of time-based restricted stock unit previously approved by the Human Capital and Compensation Committee of the Company’s Board of Directors.

Under the terms of the Ittmann Letter Agreement, if, prior to August 15, 2028, the Company sells a material portion of its business (as determined by the Board or a designated committee thereof) or a Change-In-Control occurs, in either case in connection with which a dividend or distribution is declared and paid to the shareholders of the Company or consideration is otherwise paid to the shareholders of the Company (a “Triggering Transaction”), Mr. Ittmann will be entitled to receive a payment, in the same form as is paid or distributed to the shareholders of the Company in connection with the Triggering Transaction, in the amount that would have been distributable with respect to the number of shares of the Company’s common stock underlying the restricted stock units described above that remain unvested immediately following the consummation of the Triggering Transaction. Mr. Ittmann’s eligibility to receive this payment is conditioned upon his continuing employment by the Company through the date the Triggering Transaction is consummated. Restricted stock units for which vesting is accelerated or for which payment is otherwise made in connection with a Triggering Transaction will be excluded from the calculation of any amount payable to Mr. Ittmann.

The Ittmann Letter Agreement provides that if the Company terminates Mr. Ittmann’s employment without Cause, except in connection with a Change-In-Control in connection with which a dividend or distribution is declared and paid to the shareholders of the Company or consideration is otherwise paid to the shareholders of the Company, he will be entitled to partial salary continuation for a period of 52 weeks. The amount potentially payable will be equal to his base salary in effect at the time of his termination if the termination occurs on August 15, 2025, decreasing ratably over time such that no salary continuation will be owed in connection with a termination occurring on or after August 15, 2028. In the event that Mr. Ittmann’s employment by the Company is terminated in connection with a Change-In-Control in connection with which a dividend or distribution is declared and paid to the shareholders of the Company or consideration is otherwise paid to the shareholders of the Company, whether with or without Cause, no severance will be payable.

The Company will reimburse Mr. Ittmann for all reasonable travel-related expenses incurred in connection with his duties, including airfare between St. Louis, Missouri and the Company’s headquarters West Warwick, Rhode Island and car rental and reasonable lodging expenses. If any reimbursed amounts are treated as taxable income, the Company will provide a tax gross-up to Mr. Ittmann in an amount necessary to place Mr. Ittmann in the same after-tax position as if no such tax liability had arisen.

Letter Agreements and Change in Control – Other Executives. In connection with the changes to the Company’s executive leadership team, on August 2, 2025, the Company also entered into letter agreements (the “Executive Letter Agreements”) with Thomas DeByle, the Company’s Vice President, Chief Financial Officer and Treasurer, Tom Carll, the Company’s Senior Vice President and General Manager, Aerospace, and Michael Natalizia, the Company’s Vice President, Technology & Strategic Alliances and Chief Technology Officer (collectively, the “Executives”).

Under the terms of the Executive Letter Agreements:

•	the Executives’ annual base salaries are as set forth above under the header, “Salary,” effective as of August 15, 2025;

•	the Executives’ target bonuses under the 2026 STIP are as set forth above under the header, “Senior Executive Short-Term Incentive Plan (STIP)”;

•	Stock-Settled Performance Awards with the reference values and terms as set forth above under the heading “Equity-based Incentive Compensation”;

•	time-based restricted stock units for the number of shares of the Company’s common stock as set forth above under the heading “Equity-based Incentive Compensation”;

•

if the Company completes a Triggering Transaction before August 15, 2028, the Executives will be entitled to receive payments on substantially the same terms as provided in the Ittmann Letter Agreement, except that the amounts of such payments shall be calculated for each Executive based on the respective time-based restricted stock units issued to them;

•

if Company terminates an Executive’s employment without Cause, except in connection with a Change-In-Control in connection with which a dividend or distribution is declared and paid to the shareholders of the Company or consideration is otherwise paid to the shareholders of the Company, that Executive will be entitled to the partial salary continuation for a period of 52 weeks; the amount potentially payable will be equal to his base salary in effect at the time of his termination if the termination occurs on August 15, 2025, decreasing ratably over time such that no salary continuation will be owed in connection with a termination occurring on or after August 15, 2028; no severance will be payable as a result of a termination of employment in connection with a Change-In-Control in connection with which a dividend or distribution is declared and paid to the shareholders of the Company or consideration is otherwise paid to the shareholders of the Company, whether with or without Cause.

In addition, the Executive Letter Agreement with Mr. DeByle provides that if Mr. DeByle’s employment with the Company terminates after June 17, 2027 as a result of his bona fide retirement, all of his then-outstanding time-based restricted stock units, including the time-based restricted stock units to be issued pursuant to the Executive Letter Agreement with Mr. DeByle, will continue to vest over time as if he were still employed.

Employment Agreements and Severance Benefits – Gregory A. Woods.

On June 29, 2025, Gregory A. Woods resigned from his positions as President and Chief Executive Officer of the Company and as a member of the Company’s Board. Pursuant to the terms of a Separation Agreement and General Release entered into by the Company and Mr. Woods effective as of July 16, 2025 (the “Woods Separation Agreement”), Mr. Woods’ employment terminated on July 16, 2025 (the “Woods Separation Date”).

During the one-year period following the Woods Separation Agreement, at the request of the Company’s Chief Executive Officer or the Chief Financial Officer, Mr. Woods is obligated to provide up to 20 hours of assistance to the Company and its management per week with respect to the transition of the chief executive officer role. Mr. Woods is also obligated under the Woods Separation Agreement to continue to cooperate with the Company in its arbitral and other proceedings relating to the Company’s acquisition of MTEX.

Pursuant to the Woods Separation Agreement, (i) Mr. Woods is receiving payment of one-half of his base salary as of the Woods Separation Date (not including bonuses or other incentives) and one-half of his vehicle allowance as of the Woods Separation Date (minus federal, state, and local withholdings and any liens), for 52 weeks, in biweekly payments in accordance with the Company’s usual payroll practices, (ii) all outstanding and unvested time-based restricted stock units (including performance-based restricted stock units that had become Earned RSUs within the meaning of those awards) set forth on Schedule A to the Woods Separation Agreement are continuing to vest for a period of 12 months following the Woods Separation Date in accordance with their original vesting schedules, notwithstanding the occurrence of the termination of his employment, (iii) all outstanding stock purchase options set forth on Schedule A to the Woods Separation Agreement remain exercisable through the earlier of (a) the tenth anniversary of the date of grant of such option and (b) July 16, 2026, (iv) if Mr. Woods elects COBRA continuation coverage on a timely basis, the Company will subsidize 100% of the cost of COBRA coverage on all plans selected for Mr. Woods and his wife, as well as any administrative fee, until the earlier to occur of (a) 12 months following the Woods Separation Date or (b) the date Mr. Woods obtains alternate comparable coverage through another employer or provider, (v) if Mr. Woods or his spouse is, or becomes, eligible for Medicare at any time during the COBRA subsidy period, the Company will reimburse him for the portion of his Medicare premiums that he pays during the same COBRA subsidy period, provided that (a) the maximum aggregate Medicare reimbursement, combined with the COBRA subsidy, shall not exceed $2,021.89 per month and (b) such reimbursement shall cease immediately upon Mr. Woods’ receipt of alternate, comparable coverage or upon the expiration of the twelve-month period, whichever occurs first, (vi) payment for accrued and unused paid time off was paid on the next regularly scheduled pay date after the Woods Separation Date, and (vii) reimbursement for business expenses incurred by Mr. Woods prior to June 29, 2025 was paid on the next regularly scheduled pay date after the Woods Separation Date.

Except for the Ittmann Letter Agreement, Executive Letter Agreements and Woods Separation Agreement, we generally do not provide any severance benefits to our Named Executive Officers other than those provided to all employees. Severance benefits vary based upon salary levels and length of service.

HUMAN CAPITAL AND COMPENSATION COMMITTEE REPORT

The Human Capital and Compensation Committee has reviewed and discussed with management the Compensation Discussion & Analysis included above and based on these reviews and discussions, has recommended to the Board that the Compensation Discussion & Analysis be included in this Amendment.

Human Capital and Compensation Committee:

Alexis P. Michas (Chairman)

Mitchell I. Quain

Richard S. Warzala

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of 5% Beneficial Owners

The following table sets forth certain information regarding the beneficial ownership of the Company’s outstanding shares of common stock, as of May 21, 2026 (except as noted), by each person who is known to the Company to own of record or beneficially more than 5% of such stock:

Name of Beneficial Owner	Number of Shares Beneficially Owned(a)		Percent of Class
Askeladden Capital Management LLC 14 Sunrise Ct Trophy Club, TX 76262	716,233	(b)	9.4%
Juniper Targeted Opportunity Fund, L.P. 555 Madison Avenue, 24th Floor New York, NY 10022	535,203	(c)	7.1%
Dimensional Fund Advisors LP 6300 Bee Cave Road, Building One Austin, TX 78746	435,238	(d)	5.7%
Peter Kamin 2720 Donald Ross Road, Unit 311 Palm Beach Gardens, FL 33410	433,065	(e)	5.8%

•

All information is based upon ownership of record as reflected on the stock transfer books of the Company or as reported on Schedule 13G or Schedule 13D filed under Rule 13d-1 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

•

According to a Schedule 13D/A filed with the SEC on August 29, 2025, Askeladden Capital Management LLC (“Askeladden”) and Samir Patel reported shared voting power and shared dispositive power with respect to 716,233 shares. These 716,233 shares are held by client accounts of Askeladden, the investment adviser. Askeladden client accounts are the record and direct beneficial owner of the 716,233 shares. Samir Patel is the Principal of Askeladden. As the Principal of Askeladden, Mr. Patel may be deemed to beneficially own these securities.

•

Juniper Targeted Opportunity Fund, L.P. (“Juniper Fund”) has sole voting and dispositive power with respect to 535,203 shares. Juniper HF Investors II, LLC (“Juniper HF”), Juniper Investment Company, LLC (“Juniper Investment Company”), an investment adviser registered under the Advisers Act, Alexis P. Michas and John A. Bartholdson, have shared voting and dispositive power with respect to 535,203 shares based on their relationship with Juniper Fund.

•

According to a Schedule 13G/A filed with the SEC on April 9, 2026, Dimensional Fund Advisors LP, an investment adviser registered under the Investment Advisers Act of 1940, as amended (the “Advisers Act”), and its subsidiaries (collectively, “Dimensional”) had sole voting power with respect to 430,968 shares and sole dispositive power with respect to 435,238 shares held by registered investment companies, trusts and separate accounts for which Dimensional serves as investment manager, adviser or sub-adviser as of March 31, 2026.

•

According to a Schedule 13D filed with the SEC on December 13, 2022, Peter H. Kamin had sole voting power and sole dispositive power with respect to 433,065 shares as of December 5, 2022, which includes 143,420 shares held by the Peter H. Kamin Revocable Trust dated February 2003, of which Mr. Kamin is the sole trustee, 82,084 shares held by the Peter H. Kamin Children’s Trust dated March 1997 of which Mr. Kamin is the trustee, and 58,823 shares held by 3K Limited Partnership, of which Mr. Kamin is the General Partner.

Security Ownership of Directors and Officers

The following table sets forth certain information regarding the beneficial ownership of the Company’s common stock as of May 21, 2026, based on 7,727,772 shares of common stock outstanding as of such date, by each director, by each named executive officer listed in the Summary Compensation Table and by all directors and current executive officers as a group. Unless otherwise noted, all shares of common stock are subject to the sole voting and dispositive power of the respective directors and executive officers.

	Beneficial Ownership
Name of Beneficial Owner	Shares and Restricted Shares(a)		Right to Acquire Within 60 Days of May 21, 2026(b)	Total Beneficial Ownership (a)	Percent of Class
Non-employee directors
Shawn W. Kravetz	9,464		—	9,464	*
Alexis P. Michas	564,522	(c)	—	564,522	7.3%
Mitchell I. Quain	125,611		15,000	140,611	1.8%
Yvonne E. Schlaeppi	51,921		10,000	61,921	*
Richard S. Warzala	75,711		10,000	85,711	1.1%
Named Executive Officers
Jorik E. Ittmann	2,581		—	2,581	*
Darius G. Nevin	4,313		30,000	34,313	*
Thomas D. DeByle	6,170		—	6,170	*
Thomas W. Carll	33,621		18,024	51,645	*
Gregory A. Woods(d)	221,964		95,155	317,119	4.1%
All directors and current executive officers of the Company as a group(11)(e)	922,858		101,116	1,023,974	13.1%

*	Indicates less than 1.0%.

•

If applicable, beneficially owned shares include shares owned by the spouse, minor children, and certain other relatives of the director or executive officer, as well as shares held by trusts of which the person is a trustee or in which he or she has a beneficial interest.

•	All options held by non-employee directors and executive officers are fully vested and currently exercisable.

•

Mr. Michas, as a managing member of Juniper HF and Juniper Investment Company, may be deemed to own beneficially the 535,203 shares held by Juniper Fund and Juniper Investment Company. Mr. Michas disclaims beneficial ownership of such shares for all other purposes.

•	Mr. Woods’ employment terminated on July 16, 2025.

•	The total group of eleven includes two additional directors and executive officers of the Company not listed above. The total group does not include former executive officer Gregory A. Woods.

Equity Compensation Plan Information

The following table sets forth information about the Company’s equity compensation plans as of January 31, 2026:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity Compensation Plans Approved by Shareholders	911,197	(1)	$15.57	(2)	116,025	(3)
Equity Compensation Plans Not Approved by Shareholders	—		—		—

Total	911,197	(1)	$15.57	(2)	116,025	(3)

(1)

Includes 117,349 shares issuable upon exercise of outstanding options granted under the Company’s 2007 Equity Incentive Plan; 55,200 shares issuable upon exercise of outstanding options granted under the Company’s 2015 Equity Incentive Plan; and 146,500 shares issuable upon exercise of outstanding options granted, 491,532 restricted stock units outstanding and 100,616 shares issuable upon settlement of outstanding Stock-Settled Performance Awards at target achievement under the Company’s 2018 Equity Incentive Plan. The Stock-Settled Performance Awards may be settled in shares in a range of 50,305 and 150,928 based upon the achievement of performance goals. Refer to Note 15, “Share-Based Compensation,” to the Company’s audited financial statements for the fiscal year ended January 31, 2026 included in the Company’s Annual Report on Form 10-K filed with the SEC on April 15, 2026 for further discussion.

(2)	Does not include restricted stock units or stock-settled performance awards.
(3)	Represents shares available for grant under the Company’s 2018 Equity Incentive Plan.

Item 13. Certain Relationships, Related Transactions and Director Independence

Related Party Transactions

Potential conflicts of interest and related party transactions are referred by the Board to the Audit Committee for review and approval. In reviewing and evaluating potential conflicts of interest and related party transactions, the Audit Committee uses applicable NASDAQ listing standards and SEC rules as a guide.

No officer, director or nominee for director of the Company or any associate of any of the foregoing had during the period beginning on February 1, 2025 through the date of this Amendment any material interest, direct or indirect, in any material transaction or any material proposed transaction in which the amount exceeds $120,000 and to which the Company was or is to be a party.

Director Independence

The Board has determined that all of the directors of the Company, other than Jorik E. Ittmann and Darius G. Nevin, are independent of the Company in that such nominees have no material relationship with the Company either directly or as a partner, shareholder or affiliate of an organization that has a relationship with the Company. The Board has made this determination in accordance with applicable SEC rules and NASDAQ listing standards.

Item 14. Principal Accountant Fees and Services

Aggregate fees for professional services rendered for the Company by Wolf & Company, P.C. for the fiscal years ended January 31, 2026 and 2025 are set forth below.

	2026	2025
Audit Fees	$576,000	$405,000
Audit-Related Fees	$—	$—
Tax Fees	$—	$—
All Other Fees	$—	$—

Audit Fees for the fiscal years ended January 31, 2026 and 2025 were for professional services rendered for the audit of the Company’s annual financial statements and internal control over financial reporting, quarterly review of the financial statements included in the Company’s Quarterly Reports on Form 10-Q, consents and other assistance required to complete the year end audit of the consolidated financial statements.

Policy on Audit Committee Pre-Approval. The Audit Committee pre-approves all audit and non-audit services provided by the independent accountants prior to the engagement of the independent accountants with respect to such services. None of the services described above were approved by the Audit Committee under the de minimis exception provided by Rule 2-01(C)(7)(i)(c) under Regulation S-X.

PART IV

Item 15. Exhibits and Financial Statement Schedule

(a)(1) Financial Statements and Schedules: The financial statements required by Item 15(a)(1) are filed in Item 8 of our Original Filing.

(a)(2) Financial Schedules: The financial statement schedules required by Item 15(a)(2) are omitted because they are not applicable, not required or the required information is included in the financial statements or notes thereto as filed in Item 8 of our Original Filing.

(a)(3) Exhibits:

Exhibit Number

(2.1)	Share Purchase Agreement, dated May 4, 2024, by and among AstroNova Portugal, Unipessoal, Lda., as Purchaser, AstroNova, Inc., as First Guarantor, Effort Premier Solutions Lda., as Seller, and Elói Serafim Alves Ferreira, as Guarantor filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K, event date May 4, 2024, filed with the SEC on May 9, 2024 and incorporated by reference herein*

(3.1)	Restated Articles of Incorporation of the Company and all amendments thereto filed as Exhibit 3A to our Quarterly Report on Form 10-Q for the quarter ended April 30, 2016 and incorporated by reference herein.

(3.2)	By-laws of the Company as amended to date filed as Exhibit 3B to our Annual Report on Form 10-K for the fiscal year ended January 31, 2008 (File No. 000-13200) and incorporated by reference herein.

(4.1)	Specimen form of common stock certificate of the Company filed as Exhibit 4 to our Quarterly Report on Form 10-Q for the quarter ended April 30, 2016 and incorporated by reference herein.

(4.2)	Description of securities registered pursuant to Section 12 of the Exchange Act filed as Exhibit 4.2 to our Annual Report on Form 10-K for the fiscal year ended January 31, 2020 (File No. 000-13200) and incorporated by reference herein.

(10.1)	Astro-Med, Inc. 2007 Equity Incentive Plan as filed as Appendix A to the Definitive Proxy Statement filed on April 25, 2007 on Schedule 14A (File No. 000-13200) for the 2007 annual shareholders meeting and incorporated by reference herein.**

Exhibit Number

(10.2)	AstroNova Inc. 2015 Equity Incentive Plan filed as Exhibit A to the Definitive Proxy Statement filed on April 21, 2015 (File No. 000-13200) for the 2015 annual shareholders meeting and incorporated by reference herein.**

(10.3)	Form of Incentive Stock Option Agreement granted under the 2015 Equity Incentive Plan filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended July 30, 2016 and incorporated by reference herein.**

(10.4)	Form of Non-Statutory Stock Option Agreement granted under the 2015 Equity Incentive Plan filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the period ended July 30, 2016 and incorporated by reference herein.**

(10.5)	Form of Non-Employee Director Non-Statutory Stock Option Agreement granted under the 2015 Equity Incentive Plan filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the period ended July 30, 2016 and incorporated by reference herein.**

(10.6)	Form of Restricted Stock Agreement granted under the 2015 Equity Incentive Plan filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the period ended July 30, 2016 and incorporated by reference herein.**

(10.7)	Form of Non-Employee Director Restricted Stock Agreement granted under the 2015 Equity Incentive Plan filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the period ended July 30, 2016 and incorporated by reference herein.**

(10.8)	Form of Time-Based Restricted Stock Unit Agreement granted under the 2015 Equity Incentive Plan filed as Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the period ended July 30, 2016 and incorporated by reference herein.**

(10.9)	Form of Performance Restricted Stock Unit Agreement granted under the 2015 Equity Incentive Plan filed as Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the period ended July 30, 2016 and incorporated by reference herein.**

(10.10)	Asset Purchase and License Agreement, dated September 28, 2017, by and between AstroNova, Inc. and Honeywell International, Inc. filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, event date September 28, 2017, filed with the SEC on October 4, 2017 and incorporated by reference herein.

(10.11)	Form of Performance-based Restricted Stock Unit Award Agreement filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, event date June 4, 2018, filed with the SEC on June 4, 2018 and incorporated by reference herein.**

(10.12)	Form of Restricted Stock Unit Agreement (time-based vesting) filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, event date June 4, 2018, filed with the SEC on June 4, 2018 and incorporated by reference herein.**

(10.13)	Form of Incentive Stock Option filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, event date June 4, 2018, filed with the SEC on June 4, 2018 and incorporated by reference herein.**

Exhibit Number

(10.14)	Form of Non-statutory Stock Option filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K, event date June 4, 2018, filed with the SEC on June 4, 2018 and incorporated by reference herein.**

(10.15)	Form of Non-statutory Stock Option (Non-employee Director) filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K, event date June 4, 2018, filed with the SEC on June 4, 2018 and incorporated by reference herein.**

(10.16)	Form of Restricted Stock Agreement filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K, event date June 4, 2018, filed with the SEC on June 4, 2018 and incorporated by reference herein.**

(10.17)	Form of Non-employee Director Restricted Stock Agreement filed as Exhibit 10.7 to the Company’s Current Report on Form 8-K, event date June 4, 2018, filed with the SEC on June 4, 2018 and incorporated by reference herein.**

(10.18)	AstroNova, Inc. Amended and Restated Non-Employee Director Annual Compensation Program filed as Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended January 31, 2025, filed with the SEC on April 15, 2025 and incorporated by reference herein. **

(10.19)	AstroNova, Inc. 2018 Equity Incentive Plan Non-Employee Director Restricted Stock Agreement filed as Exhibit 10.41 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2019 and incorporated by reference herein.*

(10.20)	AstroNova, Inc. 2018 Equity Incentive Plan, as amended, filed as Appendix A to the Company’s Definitive Proxy Statement filed with the SEC on May 25, 2019 on Schedule 14A and incorporated by reference herein.*

(10.21)	Amended and Restated Credit Agreement dated as of July 30, 2020 among AstroNova, Inc., ANI ApS, TrojanLabel ApS, and Bank of America, N.A. filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 1, 2020 and incorporated by reference herein.

(10.22)	Amended and Restated Security and Pledge Agreement dated as of July 30, 2020 among AstroNova, Inc. and Bank of America, N.A., filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, event date July 30, 2020, filed with the SEC on August 5, 2020 and incorporated by reference herein.

(10.23)	Open-End Mortgage Deed to Secure Present and Future Loans under Chapter 25 of Title 34 of the Rhode Island General Laws, Assignment of Leases and Rents, Security Agreement and Fixture Filing dated as of July 30, 2020 among AstroNova, Inc. and Bank of America, N.A., filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, event date July 30, 2020, filed with the SEC on August 5, 2020 and incorporated by reference herein.

(10.24)	First Amendment to Credit Agreement dated as of March 24, 2021 among AstroNova, Inc. ANI ApS, TrojanLabel ApS and Bank of America, N.A., filed as Exhibit 10.34 to the Company’s Annual Report on Form 10-K for the period ended January 31, 2021, and incorporated by reference herein.

(10.25)	First Amendment to Open-End Mortgage Deed to Secure Present and Future Loans under Chapter 25 of Title 34 of the Rhode Island General Laws, Assignment of Leases and Rents, Security Agreement and Fixture Filing dated as of March 24, 2021 among AstroNova, Inc. and Bank of America, N.A., filed as Exhibit 10.35 to the Company’s Annual Report on Form 10-K for the period ended January 31, 2021, and incorporated by reference herein.

Exhibit Number

(10.26)	Form of Indemnification Agreement for directors and officers, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended October 30, 2021, and incorporated by reference herein.**

(10.27)	LIBOR Transition Amendment dated as of December 14, 2021 among AstroNova, Inc. and Bank of America, N.A., filed as Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the period ended January 31, 2022, and incorporated by reference herein.

(10.28)	AstroNova, Inc. 2022 Employee Stock Purchase Plan, filed as Annex A to the AstroNova, Inc. Definitive Proxy Statement on Schedule 14A filed with the SEC on April 29, 2022 and incorporated by reference herein.**

(10.29)	Transitional Management Agreement dated May 4, 2024, by and between AstroNova Portugal, Unipessoal, Lda., Effort Premier Solutions Lda., Elói Serafim Alves Ferreira, and MTEX New Solutions, S.A., filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, event date May 4, 2024, filed with the SEC on May 9, 2024 and incorporated by reference herein*

(10.30)	Third Amendment to Amended and Restated Credit Agreement dated as of May 6, 2024 among AstroNova, Inc., Astro Machine Corporation and Bank of America, N.A., filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, event date May 4, 2024, filed with the SEC on May 9, 2024 and incorporated by reference herein*

(10.31)	Offer Letter dated May 31, 2024 between the Company and Thomas DeByle, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, event date June 17, 2024, filed with the SEC on June 20, 2024 and incorporated by reference herein.**

(10.32)	Separation Agreement dated June 25, 2024 between the Company and David S. Smith, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, event date June 25, 2024, filed with the SEC on June 27, 2024 and incorporated by reference herein.**

(10.33)	Amendment dated August 5, 2024 to Separation Agreement between the Company and David S. Smith, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, event dated August 5, 2024, filed with the SEC on August 8, 2024 and incorporated by reference herein.**

(10.34)	Fourth Amendment to Amended and Restated Credit Agreement dated as of March 20, 2025 among AstroNova, Inc., Astro Machine Corporation and Bank of America, N.A., filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, event date March 20, 2025, filed with the SEC on March 21, 2025 and incorporated by reference herein.

(10.35)	Separation & Consulting Agreement and General Release dated March 24, 2025, between the Company and Stephen Petrarca, filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended April 30, 2025, filed with the SEC on June 6, 2025 and incorporated by reference herein.**

(10.36)	Form of Stock-Settled Performance Award Agreement, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, event date June 12, 2025, filed with the SEC on June 12, 2025 and incorporated by reference herein.**

(10.37)	Separation Agreement dated July 16, 2025 between the Company and Gregory A. Woods, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, event date July 16, 2025, filed with the SEC on July 21, 2025 and incorporated by reference herein.**

(10.38)	Letter Agreement dated July 23, 2025 between the Company and Darius G. Nevin, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, event date July 23, 2025, filed with the SEC on July 29, 2025 and incorporated by reference herein.**

(10.39)	Fifth Amendment to Amended and Restated Credit Agreement and Waiver Agreement dated as of September 8, 2025 among AstroNova, Inc., Astro Machine Corporation and Bank of America, N.A. filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the period ended July 31, 2025, filed with the SEC on September 9, 2025 and incorporated by reference herein.

Exhibit Number

(10.40)	Letter Agreement dated August 2, 2025 between the Company and Jorik Ittmann, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, event date July 31, 2025, filed with the SEC on August 4, 2025 and incorporated by reference herein.**

(10.41)	Letter Agreement dated August 2, 2025 between the Company and Thomas DeByle, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, event date July 31, 2025, filed with the SEC on August 4, 2025 and incorporated by reference herein.**

(10.42)	Letter Agreement dated August 2, 2025 between the Company and Tom Carll, filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, event date July 31, 2025, filed with the SEC on August 4, 2025 and incorporated by reference herein.**

(10.43)	Letter Agreement dated August 2, 2025 between the Company and Michael Natalizia, filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K, event date July 31, 2025, filed with the SEC on August 4, 2025 and incorporated by reference herein.**

(10.44)	Cooperation Agreement dated August 21, 2025 by and among the Company, Samir Patel and Askeladden Capital Management LLC, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, event date August 21, 2025, filed with the SEC on August 21, 2025 and incorporated by reference herein.

(10.45)	Sixth Amendment to Amended and Restated Credit Agreement and Waiver Agreement dated as of October 31, 2025 among AstroNova, Inc., Astro Machine Corporation and Bank of America, N.A., filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, event date October 31, 2025, filed with the SEC on November 6, 2025 and incorporated by reference herein

(10.46)	Amendment to Employment Contract dated August 11, 2025 between the Company and Padraig Finn, filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the period ended October 31, 2025, filed with the SEC on December 10, 2025 and incorporated by reference herein.**

(19)	Statement of Policy Regarding Transaction in Securities of AstroNova, Inc. filed as Exhibit 19 to the Company’s Annual Report on Form 10-K for the period ended January 31, 2025, filed with the SEC on April 14, 2025 and incorporated by reference herein.

(21)	List of Subsidiaries of the Company

(23.1)	Consent of Wolf & Company, P.C.

(31.1)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.3)†	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.4) †	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1)	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(32.2)	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(97)	AstroNova, Inc. Compensation Recovery Policy filed as Exhibit 97 to the Company’s Annual Report on Form 10-K for the period ended January 31, 2024, and incorporated by reference herein.

(101.INS)	XBRL Instance Document—the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

Exhibit Number

(101.SCH)	Inline XBRL Taxonomy Extension Schema Document

(104)	Cover Page Interactive Data File (embedded within the Inline XBRL document).

*	Schedules to this Exhibit have been omitted in reliance on Item 601(b)(2) of Regulation S-K. The Company will furnish copies of any such schedules to the SEC upon request.
**	Management contract or compensatory plan or arrangement.
†	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASTRONOVA, INC. (Registrant)

Date: June 1, 2026	By:	/s/ Jorik E. Ittmann
(Jorik E. Ittmann, Chief Executive Officer and President)