Form 10-Q
period 2026-04-30
AstroNova, Inc.
filed 2026-06-08
CIK 8146

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2026

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

The number of shares of the registrant’s common stock, $0.05 par value per share, outstanding as of June 4, 2026 was 7,747,772.

ASTRONOVA, INC.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

ASTRONOVA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Data)

	Unaudited
	April 30, 2026	January 31, 2026
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$4,675	$4,072
Accounts Receivable, net	21,627	18,985
Inventories, net of reserves	43,926	43,252
Prepaid Expenses and Other Current Assets	4,425	4,395
Total Current Assets	74,653	70,704
Property, Plant and Equipment, net	13,646	14,128
Identifiable Intangibles, net	20,684	21,496
Goodwill	17,244	17,376
Deferred Tax Assets, net	9,780	9,831
Right of Use Asset	2,307	2,466
Other Assets	1,542	1,565
TOTAL ASSETS	$139,856	$137,566
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts Payable	$7,601	$6,806
Accrued Compensation	4,673	4,390
Other Accrued Expenses	7,564	4,702
Revolving Credit Facility	15,398	16,273
Current Portion of Long-Term Debt	4,272	3,033
Current Liability—Royalty Obligation	1,233	1,656
Current Liability—Excess Royalty Payment Due	194	331
Income Taxes Payable	1,036	691
Deferred Revenue	393	489
Total Current Liabilities	42,364	38,371
NON-CURRENT LIABILITIES
Long-Term Debt, net of current portion	16,234	18,295
Lease Liabilities, net of current portion	1,784	1,953
Grant Deferred Revenue	926	899
Income Taxes Payable, net of current portion	800	800
Royalty Obligation, net of current portion	160	145
Other Long-Term Liabilities	66	241
TOTAL LIABILITIES	62,334	60,704
SHAREHOLDERS’ EQUITY
Preferred Stock, $10 Par Value, Authorized 100,000 shares, None Issued	—	—
Common Stock, $0.05 Par Value, Authorized 13,000,000 shares; Issued 11,156,635 and 11,077,051 shares at April 30, 2026 and January 31, 2026, respectively	558	554
Additional Paid-in Capital	66,889	66,329
Retained Earnings	47,657	47,004
Treasury Stock, at Cost, 3,433,213 and 3,415,144 shares in April 30, 2026 and January 31, 2026, respectively	(35,418)	(35,227)
Accumulated Other Comprehensive Loss, net of tax	(2,164)	(1,798)
TOTAL SHAREHOLDERS’ EQUITY	77,522	76,862
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$139,856	$137,566

See Notes to condensed consolidated financial statements (unaudited).

ASTRONOVA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(In Thousands, Except Per Share Data)

(Unaudited)

	Three Months Ended
	April 30, 2026	April 30, 2025
Revenue	$39,364	$37,708
Cost of Revenue	24,939	25,757
Gross Profit	14,425	11,951
Operating Expenses:
Selling and Marketing	5,692	5,605
Research and Development	1,809	1,529
General and Administrative	5,362	4,246
Operating Expenses	12,863	11,380
Operating Income	1,562	571
Other Income (Expense):
Interest Expense	(675)	(897)
Gain (Loss) on Foreign Currency Transactions	(77)	5
Other Income (Expense), net	39	20
Total Other Income (Expense)	(713)	(872)
Income (Loss) Before Income Taxes	849	(301)
Income Tax Provision	196	75
Net Income (Loss)	$653	$(376)
Net Income (Loss) per Common Share—Basic	$0.09	$(0.05)
Net Income (Loss) per Common Share—Diluted	$0.08	$(0.05)
Weighted Average Number of Common Shares Outstanding:
Basic	7,678	7,560
Diluted	7,774	7,560

See Notes to condensed consolidated financial statements (unaudited).

ASTRONOVA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Thousands)

(Unaudited)

	Three Months Ended
	April 30, 2026	April 30, 2025
Net Income (Loss)	$653	$(376)
Other Comprehensive Income (Loss), net of taxes:
Foreign Currency Translation Adjustments	(366)	975
Other Comprehensive Income (Loss)	(366)	975
Comprehensive Income	$287	$599

See Notes to condensed consolidated financial statements (unaudited).

ASTRONOVA, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

($ In Thousands, Except Share Data)

(Unaudited)

	Common Stock		Additional Paid-in	Retained	Treasury	Accumulated Other Comprehensive	Total Shareholders’
	Shares	Amount	Capital	Earnings	Stock	Income (Loss)	Equity
Balance January 31, 2026	11,077,051	$554	$66,329	$47,004	$(35,227)	$(1,798)	$76,862
Share-Based Compensation	—	—	564	—	—	—	564
Employee Option Exercises	650	—	—	—	—	—	—
Restricted Stock Awards Vested	78,934	4	(4)	—	(191)	—	(191)
Net Income	—	—	—	653	—	—	653
Foreign Currency Translation Adjustment	—	—	—	—	—	(366)	(366)
Balance April 30, 2026	11,156,635	$558	$66,889	$47,657	$(35,418)	$(2,164)	$77,522

Balance January 31, 2025	10,936,220	$547	$64,215	$49,380	$(35,043)	$(3,349)	$75,750
Share-Based Compensation	—	—	306	—	—	—	306
Employee Stock Purchase Plan	6,463	—	51	—	—	—	51
Restricted Stock Awards Vested	65,550	3	(3)	—	(155)	—	(155)
Net Loss	—	—	—	(376)	—	—	(376)
Foreign Currency Translation Adjustments	—	—	—	—	—	975	975
Balance April 30, 2025	11,008,233	$550	$64,569	$49,004	$(35,198)	$(2,374)	$76,551

See Notes to condensed consolidated financial statements (unaudited).

ASTRONOVA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Three Months Ended
	April 30, 2026	April 30, 2025
Cash Flows from Operating Activities:
Net Income (Loss)	$653	$(376)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by Operating Activities:
Depreciation and Amortization	1,182	1,290
Grant Income included in Depreciation	69	56
Amortization of Debt Issuance Costs	10	8
Share-Based Compensation	389	306
Deferred Income Tax Provision (Benefit)	37	(52)
Changes in Assets and Liabilities:
Accounts Receivable	(2,691)	210
Inventories	(766)	(2,704)
Income Taxes	146	172
Accounts Payable and Accrued Expenses	3,902	3,622
Deferred Revenue	(73)	1,041
Other	163	822
Net Cash Provided by Operating Activities	3,021	4,395
Cash Flows from Investing Activities:
Purchases of Property, Plant and Equipment	(36)	(60)
Net Cash Used for Investing Activities	(36)	(60)
Cash Flows from Financing Activities:
Net Cash Proceeds from Share Purchases under Employee Stock Purchase Plan	—	51
Net Cash Used for Payment of Taxes Related to Vested Restricted Stock	(191)	(155)
Net Payments under Revolving Credit Facility	(824)	(2,872)
Payment of Minimum Guarantee Royalty Obligation	(423)	(428)
Principal Payments of Long-Term Debt	(809)	(826)
Net Cash Provided by Financing Activities	(2,247)	(4,230)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(135)	198
Net Increase in Cash and Cash Equivalents	603	303
Cash and Cash Equivalents, Beginning of Period	4,072	5,050
Cash and Cash Equivalents, End of Period	$4,675	$5,353
Supplemental Disclosures of Cash Flow Information:
Cash Paid During the Period for:
Interest	$652	$770
Income Taxes, net of refunds	$50	$(100)
Non-Cash Transactions:
Operating Lease Obtained in Exchange for Operating Lease Liabilities	$—	$936

See Notes to condensed consolidated financial statements (unaudited).

ASTRONOVA, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1 – Business and Basis of Presentation

Overview

AstroNova, Inc., headquartered in West Warwick, Rhode Island, is a global provider of printing technologies serving regulated and industrial markets. The Company designs, manufactures, distributes, and services solutions that enable customers to identify, track, and communicate essential product and safety information across a wide range of applications and media. AstroNova supports customers by enabling safety, accuracy and durability for flight deck communications, medical device and healthcare products, essential chemical products, and mission-critical industrial components, while ensuring compliance with local and regional regulatory requirements.

Our business consists of two segments, Product Identification (“Product ID”) and Aerospace.

Product ID Segment

The Product ID segment designs and manufacturers professional product branding solutions including digital label printers and presses as well as direct-to-package printers. We expanded our product offerings with our May 2024 acquisition of Portugal-based MTEX New Solution, S.A. (“MTEX”) to include mid-to-high volume direct-to-package printers, flexible packaging printers, and label printers primarily targeting the industrial and commercial printing segments. Label printers are specialized equipment used to print on different types of media, such as sticky labels, tags, and stickers. Product labels printed by our customers provide their consumers with essential details such as ingredients, usage instructions, safety warnings, and branding elements using text, barcodes, logos and graphics. Our direct-to-package digital printers print on a broad variety of media including paper bags, corrugated cardboard boxes, sheets, cardboard, envelopes, postcards, wooden planks and other rigid to semi-flexible materials and streamline the packaging process. We provide these solutions to original equipment manufacturers (“OEMs”), commercial printers, and brand owners across a variety of industries. In particular, we are focused on the life sciences, chemical and industrial markets where our label and packaging solutions are directly embedded in customers’ products and workflows, making reliability, durability and regulatory compliance critical to their outcomes. Labels and packaging must be durable to withstand heavy handling and harsh environments, and both the label and the ink must meet regulatory standards. In addition, label content can change frequently to address regulatory updates.

Our Product ID products are sold by direct field salespersons and independent dealers and representatives. In the United States, we have factory-trained direct field salespeople located throughout the country specializing in Product ID products. We also have direct field sales or service centers in Canada, China, Denmark, France, Germany, Malaysia, Portugal, and Singapore, staffed by our own employees and dedicated third party contractors. Additionally, we utilize over 145 independent dealers and representatives selling and marketing our products in approximately 60 countries.

Aerospace Segment

The Aerospace segment consists of our line of Aerospace products, including our branded ToughWriter® flight deck printers, as well as licensed flight deck printers, networking hardware, and related accessories. We have a long history of serving the commercial and defense markets where our flight deck printers are an important safety element within the cockpit. We also provide parts, service, specialty paper and other supplies for our aerospace customers. In addition, we design and manufacture test and measurement data acquisition systems sold under the AstroNova® brand name that enable our customers to acquire and record visual and electronic signal data from local and networked data streams and sensors. The recorded data is processed, analyzed, stored and presented in various visual output formats. Hardware comprises approximately 68% of segment revenue and the remaining 32% is recurring sales of supplies, parts and service. Customers include aircraft OEMs, commercial airlines, and defense industry prime contractors. Customers for these solutions include the United States Navy, the United States Air Force, and defense industry prime contractors, as well as other entities that utilize these solutions in high precision applications for power, rail, and industrial applications. Our Aerospace products are predominantly sold directly and through a limited number of independent representatives.

Unless otherwise indicated, references to “AstroNova,” the “Company,” “we,” “our,” and “us” in this Quarterly Report on Form 10-Q refer to AstroNova, Inc. and its consolidated subsidiaries.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") and reflect all adjustments consisting of normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the results of the interim periods included herein. These financial statements do not include all disclosures associated with annual financial statements and, accordingly, should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended January 31, 2026.

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

Certain amounts in prior year’s financial statements have been reclassified to conform to the current year’s presentation. In the fourth quarter of fiscal 2026, we revised our methodology for allocating certain costs between cost of revenue and operating expenses. As a result of this change, prior period cost of goods sold and operating expenses have been recast in the accompanying condensed consolidated statements of income (loss) for the period ended April 30, 2025. Also, in the fourth quarter of fiscal 2026, we refined our reporting to better reflect segment performance by allocating certain costs previously included in corporate general and administrative expenses to the operating expenses of the applicable reporting segments. See Note 16, “Segment Reporting” for further details on the impact of these changes to prior year segment reporting.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of AstroNova, Inc. and its wholly-owned subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation.

Tariff Matters and Potential IEEPA Refunds

In February 2026, the United States Supreme Court ruled that tariffs imposed under the International Emergency Economic Powers Act (“IEEPA”) were not authorized. Subsequent rulings by the U.S. Court of International Trade directed U.S. Customs and Border Protection (“CBP”) to establish an administrative process for refunding previously collected IEEPA tariffs. In April 2026, CBP initiated a phased process for importers to submit refund claims.

We paid tariffs on certain imported components and products during fiscal 2026 that may be eligible for refunds under this process. We are evaluating our eligibility and, where applicable, intend to submit claims for recovery of such amounts. However, the timing, amount, and ultimate realization of any such refunds remain uncertain due to the evolving administrative procedures, potential legal challenges, and the review process undertaken by CBP.

In accordance with ASC 450‑30, Gain Contingencies, we account for potential recoveries of previously paid tariffs as a gain contingency. Under this guidance, gain contingencies are not recognized in the financial statements until realized or realizable. Accordingly, as of April 30, 2026, we have not recorded a receivable or other asset related to potential IEEPA tariff refunds.

To the extent we receive refunds in future periods, such amounts will be recognized when realized. Any recoveries would be recorded as a reduction of cost of revenues or inventory, depending on whether the underlying inventory remains on hand at the time of receipt.

Additionally, certain customer arrangements may require us to refund a portion of any tariff recoveries to customers where tariff-related charges were previously passed through or incorporated into pricing. The Company is evaluating these arrangements; however, given the uncertainty regarding the realization and measurement of any tariff recoveries, no liability has been recorded as of April 30, 2026 related to potential customer reimbursements.

Note 2 – Summary of Significant Accounting Policies Update

The accounting policies used in preparing the condensed consolidated financial statements in this Form 10-Q are the same as those used in preparing our consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2026.

Recent Accounting Pronouncements Not Yet Adopted

In December 2025, the FASB issued ASU 2025-10, “Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities.” ASU 2025-10 leverages guidance in International Accounting Standard (“IAS”) 20, “Accounting for Government Grants and Disclosure of Government Assistance,” which is largely followed in the absence of current GAAP guidance. The guidance classifies government grants into two groups: (1) grants related to an asset, which are conditioned on the purchase, construction, or acquisition of an asset, and (2) grants related to income, for all other grants not related to an asset. Further, for asset-related government grants, companies may elect to recognize under the deferred income approach or cost accumulation approach, while government grants related to income are recognized under the deferred income approach. When the deferred income approach is used, entities present the grants as part of earnings by either (1) disclosing separately under a general heading, such as other income, or (2) deducting from the related expense. ASU 2025-10 is effective for fiscal years beginning after December 15, 2028, with early adoption permitted and may be adopted using a modified prospective, modified retrospective or full retrospective approach. We are currently evaluating the potential impact of this guidance and believe the adoption of this guidance will not have a significant impact on our consolidated financial statements.

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

Revenues disaggregated by primary geographic markets and major product types are as follows:

Primary geographical markets:

	Three Months Ended
(In thousands)	April 30, 2026		April 30, 2025
United States	$24,078	(1)	$22,671
Europe	10,208		9,886
Canada	1,559		1,506
Asia	1,685		1,960
Central and South America	1,307		1,343
Other	527		342
Total Revenue	$39,364		$37,708
(1)
Includes $707,000 of revenue for tariff-related pass-through charges to customers.

Major product types:

	Three Months Ended
(In thousands)	April 30, 2026		April 30, 2025
Hardware	$13,775		$11,295
Supplies	19,848		21,080
Service and Other	5,741	(1)	5,333
Total Revenue	$39,364		$37,708
(1)
Includes $707,000 of revenue for tariff-related pass-through charges to customers.

Contract Assets and Liabilities

We normally do not have contract assets, which are primarily unbilled accounts receivable that are conditional on something other than the passage of time.

Our contract liabilities, which represent billings in excess of revenue recognized, are primarily related to advanced billings for purchased service agreements and extended warranties. Contract liabilities were $393,000 and $489,000 at April 30, 2026 and January 31, 2026, respectively, and are recorded as deferred revenue in the accompanying condensed consolidated balance sheets. The decrease in the deferred revenue balance during the three months ended April 30, 2026 is due to revenue recognized during the current period, including $219,000 of revenue recognized that was included in the deferred revenue balance at January 31, 2026, in excess of cash payments received in advance of satisfying performance obligation.

Contract Costs

We recognize an asset for the incremental costs of obtaining a contract with a customer if we expect the benefit of those costs to be longer than one year. We have determined that certain costs related to obtaining sales contracts for our aerospace printer products meet the requirement to be capitalized. These costs are deferred and amortized over the remaining useful life of these contracts, which we currently estimate to be approximately 15 years as of April 30, 2026. We also recognize an asset for the costs to fulfill a contract with a customer if the costs are specifically identifiable, generate or enhance resources used to satisfy future performance obligations, and are expected to be recovered. The balance of these contract assets at January 31, 2026 was $1.4 million. We amortized contract costs of $23,000, during each of the three months ended April 30, 2026 and 2025. The balance of deferred incremental direct costs net of accumulated amortization at April 30, 2026 was $1.4 million, of which $0.1 million is reported in other current assets, and $1.3 million is reported in other assets in the accompanying condensed consolidated balance sheet.

Note 4 – Net Income (Loss) Per Common Share

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

	Three Months Ended
	April 30, 2026	April 30, 2025
Weighted Average Common Shares Outstanding – Basic	7,677,974	7,559,704
Effect of Dilutive Options, Restricted Stock Awards and Restricted Stock Units	96,341	—	(1)
Weighted Average Common Shares Outstanding – Diluted	7,774,315	7,559,704

(1) For the three months ended April 30, 2025 we had weighted average common stock equivalent shares outstanding of 67,066 that could potentially dilute earnings per share in future periods. These shares were excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive given the net loss during the period.

For the three months ended April 30, 2026 and 2025, the diluted per share amounts do not reflect weighted average common equivalent shares outstanding of 303,873 and 451,199, respectively. These outstanding common equivalent shares were not included due to their anti-dilutive effect.

Note 5 – Intangible Assets

Intangible assets are as follows:

	April 30, 2026				January 31, 2026
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Currency Translation Adjustment	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Currency Translation Adjustment	Net Carrying Amount
RITEC:
Customer Contract Relationships	$2,830	$(1,838)	$—	$992	$2,830	$(1,821)	$—	$1,009
TrojanLabel:
Distributor Relations	937	(899)	38	76	937	(874)	39	102
Honeywell:
Customer Contract Relationships	27,773	(14,745)	—	13,028	27,773	(14,528)	—	13,245
Astro Machine:
Customer Contract Relationships	3,060	(2,295)	—	765	3,060	(2,142)	—	918
Trademarks	420	(315)	—	105	420	(294)	—	126
MTEX:
Customer Contract Relationships	2,603	(538)	181	2,246	2,603	(468)	211	2,346
Internally Developed Technology	4,719	(1,625)	300	3,394	4,719	(1,413)	345	3,651
Trademarks	217	(149)	10	78	217	(130)	12	99
Intangible Assets, net	$42,559	$(22,404)	$529	$20,684	$42,559	$(21,670)	$607	$21,496

There were no impairments to our finite-lived intangible assets during the three months ended April 30, 2026 or 2025.

With respect to the acquired intangible assets included in the table above, amortization expense of $0.7 million has been included in the condensed consolidated statements of income (loss) for each of the three months ended April 30, 2026 and 2025.

Estimated amortization expense for the next five fiscal years is as follows:

(In thousands)	Remaining 2027	2028	2029	2030	2031
Estimated amortization expense	$2,200	$2,428	$2,061	$2,061	$1,425

Note 6 – Inventories

Inventories are stated at the lower of cost (standard and average methods) or net realizable value and include material, labor and manufacturing overhead. The components of inventories are as follows:

(In thousands)	April 30, 2026	January 31, 2026
Materials and Supplies	$31,466	$29,929
Work-In-Process	1,647	2,549
Finished Goods	19,575	19,493
	52,688	51,971
Inventory Reserve	(8,762)	(8,719)
	$43,926	$43,252

Note 7 – Property, Plant and Equipment

Property, plant and equipment consist of the following:

(In thousands)	April 30, 2026	January 31, 2026
Land and Land Improvements	$2,324	$2,324
Buildings and Leasehold Improvements	15,272	15,278
Machinery and Equipment	14,852	14,916
Computer Equipment and Software	7,916	7,882
Gross Property, Plant and Equipment	40,364	40,400
Accumulated Depreciation	(26,718)	(26,272)
Net Property Plant and Equipment	$13,646	$14,128

Depreciation expense on property, plant and equipment was $0.4 million and $0.6 million for the three months ended April 30, 2026 and 2025, respectively.

Note 8 – Credit Agreement and Debt Facilities

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

The Amended Credit Agreement provides for, among other modifications of the Existing Credit Agreement, (i) an increase in the aggregate principal amount of the revolving credit facility commitment thereunder from $25,000,000 to $27,500,000 until July 31, 2026, after which the aggregate principal amount of the revolving credit facility will reduce to $25,000,000; (ii) an extension of the maturity date of the revolving credit facility thereunder from August 4, 2027 to August 4, 2028; and (iii) the refinancing of the existing term loans under the Existing Credit Agreement into a new term loan in the principal amount of $10,000,000 (the “Term Loan”) and a new term A-2 loan in the principal amount of $9,720,000 (the “Term A-2 Loan”). At the closing of the Amendment, we borrowed the entire $10,000,000 Term Loan, the entire $9,720,000 Term A-2 Loan and an additional $1,500,000 under the revolving credit facility. The proceeds of such borrowings were used primarily to repay and refinance in full the existing term loans under the Existing Credit Agreement and to pay certain related transaction costs. The revolving credit facility may otherwise be used for general corporate purposes.

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

We must comply with various customary financial and non-financial covenants under the Amended Credit Agreement, certain provisions of which covenants were modified by the Amendment. The financial covenants under the Amended Credit Agreement consist of a maximum consolidated leverage ratio that is tested on the last day of each fiscal quarter of the Company and a minimum consolidated fixed charge coverage ratio that is tested on the last day of each fiscal quarter of the Company; the minimum consolidated interim fixed charge coverage ratio under the Existing Credit Agreement was eliminated by the Amendment. The primary non-financial covenants limit our and our subsidiaries’ ability to incur future indebtedness, to place liens on assets, to pay dividends or distributions on our or their capital stock, to repurchase or acquire our or their capital stock, to conduct mergers or acquisitions, to sell assets, to alter our or their capital structure, to make investments and loans, to change the nature of our or their business, and to prepay subordinated indebtedness, in each case subject to certain exceptions and thresholds as set forth in the Amended Credit Agreement. As of April 30, 2026, we believe we are in compliance with all of our covenants in the Amended Credit Agreement.

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

Assumed Financing Obligations of MTEX

In connection with the our May 6, 2024 acquisition of MTEX, we assumed certain financing obligations that remainoutstanding as of April 30, 2026. These obligations include a term loan (the “MTEX Term Loan”) persuant to agreement dated December 22, 2023 between MTEX and Caixa Central de Crédito Agrícola Mútuo.

As of April 30, 2026, the MTEX Term Loan had an outstanding balance of €1.3 million ($1.5 million). The loan bears interest at the 12-month EURIBOR plus 2% and requires monthly principal and interest payments of approximately €17,000 ($20,000). The loan is scheduled to be repaid in full in May 2026.

MTEX also has interest-free loans from Portuguese government agencies (the “MTEX Government Grant Term Loans”), which are required to be repaid. As of April 30, 2026, the outstanding balance of the MTEX Government Grant Term Loans was €0.1 million ($0.1 million), substantially all of which is classified as short-term debt. These loans remain interest-free provided scheduled principal payments are made. If payment terms are renegotiated, interest is applied at a rate established by the applicable government agency at the renegotiation date and added to the outstanding balance. The loans have varying maturity dates through January 2027.

Summary of Outstanding Debt

Revolving Credit Facility

At April 30, 202, we had an outstanding balance of $15.0 million under our revolving credit facility under the Amended Credit Agreement. The balance outstanding under the revolving credit facility bore interest at a weighted average rate of 6.63% and 7.11%, respectively, for the three months ended April 30, 2026 and 2025, and we incurred $0.2 million and $0.4 million, respectively, for interest on this obligation during the three months ended April 30, 2026 and 2025. Additionally, during the three months ended April 30, 2026 and 2025, we incurred $11,000 and $8,000, respectively, of commitment fees on the undrawn portion of our revolving credit facility. At April 30, 2026, $12.5 million remained available for borrowing under our revolving credit facility under the Amended Credit Agreement. Additionally, our MTEX business has a €0.5 million ($0.6 million) available line of credit with Caixa Central de Crédito Agricola Mutuo which was established in December 2023. There was €0.3 million ($0.4 million) outstanding on this line of credit at April 30, 2026. This line of credit will terminate in June 2026.

Long-Term Debt

Long-term debt in the accompanying condensed consolidated balance sheets is as follows:

(In thousands)	April 30, 2026	January 31, 2026
USD Term Loan (7.002% as of April 30, 2026 and 7.024% as of January 31, 2026); maturity date August 4, 2028	$9,000	$9,500
USD Term A-2 Loan (7.002% as of April 30, 2026 and 7.024% as of January 31, 2026); maturity date August 4, 2035	9,477	9,599
MTEX Euro Term Loan (4.848% as of April 30, 2026 and 4.226% as of January 31, 2026); maturity date of December 21, 2033	1,506	1,567
MTEX Euro Government Grant Term Loan (0% as of April 30, 2026 and January 31, 2026); maturity dates through January 2027	134	243
Equipment Loan (7.06% Fixed Rate); maturity date of January 23, 2029	487	527
Total Debt	$20,604	$21,436
Less: Debt Issuance Costs, net of accumulated amortization	98	108
Current Portion of Debt	4,272	3,033
Long-Term Debt	$16,234	$18,295

During the each of the three months ended April 30, 2026 and 2025, we recognized interest expense on term debt of $0.4 million, which is recognized in the accompanying condensed consolidated statements of income (loss).

The schedule of required principal payments remaining during the next five years on long-term debt outstanding as of April 30, 2026 is as follows:

(In thousands)
Fiscal 2027, remainder	$3,598
Fiscal 2028	2,692
Fiscal 2029	6,174
Fiscal 2030	486
Fiscal 2031	486
Thereafter	7,168
$20,604

Note 9 – Financial Instruments and Risk Management

We use foreign currency-denominated debt to partially hedge our net investment in our operations in Europe against adverse movements in exchange rates. A portion of the Euro-denominated debt is currently designated and is effective as an economic hedge of part of our net investment in our German operation..

On January 31, 2025, we assessed the effectiveness of this net investment hedge and determined that it was no longer highly effective, and accordingly, future changes in the carrying value of this non-derivative hedging instrument would have to be recorded in “other expenses” in the consolidated statements of income (loss). To address this situation, the Euro-denominated debt has been designated as an economic hedge of part of our net investment in our German operation in place of part of our net investment in our Portuguese operation effective January 31, 2025.

Foreign currency transaction gains or losses due to spot rate fluctuations on the Euro-denominated debt are included in the foreign currency translation adjustments in the condensed consolidated statements of comprehensive income for each of the three months ended April 30, 2026, and 2025, and within the accumulated other comprehensive items in the shareholders' equity section of the condensed consolidated balance sheet as of April 30, 2026 as follows:

	Amount of Foreign Currency Translation Gain (Loss) Recognized in Other Comprehensive Income (Loss) on Derivative
(In thousands)
Financial Instruments Designated as Net Investment Hedge	April 30, 2026	April 30, 2025
Euro Denominated Debt	$(599)	$(472)

Note 10 – Royalty Obligation

In fiscal 2018, we entered into an Asset Purchase and License Agreement with Honeywell International, Inc. (“Honeywell”) to acquire an exclusive, perpetual, world-wide license to manufacture Honeywell’s narrow-format flight deck printers for two aircraft families along with certain inventory used in the manufacturing of the licensed printers. The purchase price included a guaranteed minimum royalty payment of $15.0 million, based on gross revenues from the sales of the printers, paper and repair services of the licensed products to be paid over a ten-year period which ends in September 2026. The royalty rates vary based on the year in which they are paid or earned, and on the product sold or service provided. Royalty rates can range from single-digit to mid-double-digit percentages of gross revenue.

The guaranteed minimum royalty payment obligation was initially recorded at the present value of the minimum annual royalty payments. As of April 30, 2026, we had paid an aggregate of $14.0 million toward this obligation, with $0.3 million having been paid in the current quarter. The remaining balance of $1.0 million is payable in full by September 2026 and is classified as a current liability on our condensed consolidated balance sheet.

For the three months ended April 30, 2026, we incurred $0.2 million of excess royalty expense, which is included in cost of revenue in our consolidated statements of income (loss). As of April 30, 2026, excess royalty payables totaling $0.2 million were outstanding under this agreement.

In fiscal 2023, we entered into an Asset Purchase and License Agreement with Honeywell International Inc. (the “New HW Agreement”) to acquire an exclusive, perpetual, world-wide license to manufacture Honeywell’s flight deck printers for the Boeing 787 aircraft. The New HW Agreement provides for royalty payments to Honeywell based on gross revenues from the sales of the printers, paper and repair services of the licensed products in perpetuity. The royalty rates vary based on the year in which they are paid or earned and as products are sold or as services are provided. The rates range from single-digit to mid-double-digit percentages of gross revenue. The New HW Agreement includes a provision for guaranteed minimum royalty payments to be paid in the event that the royalties earned by Honeywell do not meet the minimum for the preceding calendar year as follows: $100,000 in 2024, $200,000 in 2025, $233,000 in each of 2026 and 2027, and $234,000 in 2028.

As of April 30, 2026, the total outstanding royalty obligation under the New HW Agreement was $0.4 million, including $0.2 million recorded as a current liability in the accompanying condensed consolidated balance sheet.

Note 11 – Leases

We enter into lease contracts for certain of our facilities at various locations worldwide. Our leases have remaining lease terms of one to ten years, some of which include options to extend the lease term for periods of up to five years when it is reasonably certain that we will exercise such options.

Balance sheet and other information related to our leases are as follows:

Operating Leases (In thousands)	Balance Sheet Classification	April 30, 2026	January 31, 2026
Lease Assets	Right of Use Assets	$2,307	$2,466
Lease Liabilities – Current	Other Accrued Expenses	$585	$584
Lease Liabilities – Long Term	Lease Liabilities	$1,784	$1,953

Lease cost information is as follows:

		Three Months Ended
Operating Leases (In thousands)	Statement of Income Classification	April 30, 2026	April 30, 2025
Operating Lease Costs	General and Administrative Expense	$171	$158

Maturities of operating lease liabilities are as follows:

(In thousands)	April 30, 2026
Fiscal 2027, remaining	$534
Fiscal 2028	629
Fiscal 2029	445
Fiscal 2030	361
Fiscal 2031	253
Thereafter	570
Total Lease Payments	2,792
Less: Imputed Interest	(423)
Total Lease Liabilities	$2,369

As of April 30, 2026, the weighted-average remaining lease term and weighted-average discount rate for our operating leases are 5.0 years and 6.22%, respectively. We calculated the weighted-average discount rate using incremental borrowing rates, which equal the rates of interest that we would pay to borrow funds on a fully collateralized basis over a similar term.

Supplemental cash flow information related to leases is as follows:

	Three Months Ended
(In thousands)	April 30, 2026	April 30, 2025
Cash paid for operating lease liabilities	$176	$144

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

The grant programs have various execution periods, continuing through November 2026. The government agencies may verify compliance with the conditions established in the contracts during the investment phase and upon completion and are entitled to propose adjustments and require reimbursement if the contracts do not meet the specifications. Historically, no significant corrections or returns have occurred. As of April 30, 2026, there are no known contingencies associated with the government grants.

The capital related government contracts between the Portuguese government and MTEX are defined on a grant-by-grant basis, with partial reimbursement of the assets acquired in connection with these grants. We have $0.9 million of short and long-term deferred revenue for capital related government grants which is included in the accompanying condensed consolidated balance sheet as of April 30, 2026, and we have recognized $0.1 million of grant revenue which is included in cost of revenue as an offset to depreciation expense in the accompanying condensed consolidated statement of income (loss) for each of the three months ended April, 2026 and April 30, 2025.

Under the operational related assistance grants, MTEX commits to research and development projects that the Portuguese government partially reimburses. We have recognized $0.1 million of grant revenue for our operational related assistance grants which is offset against the expenditures recognized for those grants and is included in selling and marketing expense in the accompanying condensed consolidated statement of income (loss) for the three months ended April 30, 2026.

Note 13 – Accumulated Other Comprehensive Loss

The changes in the balance of accumulated other comprehensive loss by component are as follows:

(In thousands)	Foreign Currency Translation Adjustments
Balance at January 31, 2026	$(1,798)
Other Comprehensive Income (Loss) before reclassification	(366)
Balance at April 30, 2026	$(2,164)

The amounts presented above are net of taxes except for translation adjustments associated with our German, Danish and Chinese subsidiaries. The foreign cumulative translation adjustment includes translation adjustments and net investment hedges. See Note 9, “Financial Instruments and Risk Management” for additional disclosures about the net investment hedge.

Note 14 – Share-Based Compensation

We have one equity incentive plan from which we are authorized to grant equity awards, the AstroNova, Inc. 2018 Equity Incentive Plan (the “2018 Plan”). The 2018 Plan provides for, among other things, the issuance of awards, including incentive stock options, non-qualified stock options, stock appreciation rights, time-based restricted stock units (“RSUs”), or performance-based restricted stock units (“PSUs”) and restricted stock awards (“RSAs”). The 2018 Plan authorizes the issuance of up to 1,550,000 shares of common stock, plus an additional number of shares equal to the number of shares subject to awards granted under our prior 2015 Equity Incentive Plan that are forfeited, canceled, satisfied without the issuance of stock, otherwise terminated (other than by exercise), or, for shares of stock issued pursuant to any unvested award, that are reacquired by us at not more than the grantee’s purchase price (other than by exercise). Under the 2018 Plan, all awards to employees generally have a minimum vesting period of one year. Options granted under the 2018 Plan must be issued at an exercise price of not less than the fair market value of our common stock on the date of grant and expire after ten years. Under the 2018 Plan, there were 452,361 unvested RSUs; 103 unvested PSUs; and options to purchase an aggregate of 146,500 shares outstanding as of April 30, 2026.

In addition to the 2018 Plan, we previously granted equity awards under our 2015 Equity Incentive Plan (the “2015 Plan”) and our 2007 Equity Incentive Plan (the “2007 Plan”). No new awards may be issued under either the 2007 Plan or 2015 Plan, but outstanding awards will continue to be governed by those plans. As of April 30, 2026, options to purchase an aggregate of 65,349 shares were outstanding under the 2007 Plan and options to purchase an aggregate of 52,000 shares were outstanding under the 2015 Plan.

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

Share-based compensation expense was recognized as follows:

	Three Months Ended
(In thousands)	April 30, 2026	April 30, 2025
Restricted Stock Awards and Restricted Stock Units	564	281
Stock-Settled Performance Awards	(175)	—
Employee Stock Purchase Plan	—	25
Total	$389	$306

Stock Options

Aggregated information regarding stock option activity for the three months ended April 30, 2026, is summarized below:

	Number of Options	Weighted Average Exercise Price
Outstanding at January 31, 2026	319,049	$15.57
Granted	—	—
Exercised	(650)	12.85
Forfeited	—	—
Cancelled	(54,550)	15.10
Outstanding at April 30, 2026	263,849	$15.68

Below is a summary of options outstanding at April 30, 2026:

Outstanding				Exercisable
Range of Exercise prices	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life
$10.01-15.00	124,974	$12.90	2.5	124,974	$12.90	2.5
$15.01-20.00	138,875	$18.18	1.2	138,875	$18.18	1.2
	263,849	$15.68	1.8	263,849	$15.68	1.8

There were no stock options granted during the first three months of fiscal 2026 or 2027, and as of April 30, 2026, there was no unrecognized compensation expense related to stock options.

Restricted Stock Units (RSUs), Performance-Based Stock Units (PSUs) and Restricted Stock Awards (RSAs)

Aggregated information regarding RSU, PSU and RSA activity for the three months ended April 30, 2026, is summarized below:

	RSUs, PSUs & RSAs	Weighted Average Grant Date Fair Value
Outstanding at January 31, 2026	491,532	$11.19
Granted	61,993	9.72
Vested	(78,934)	10.61
Forfeited	(22,127)	11.64
Outstanding at April 30, 2026	452,464	$11.06

As of April 30, 2026, there was approximately $3.9 million of unrecognized compensation expense related to RSUs, PSUs and RSAs, which is expected to be recognized over a weighted average period of 2.3 years.

Long-Term Incentive Program

In June 2025 and February 2026, the Human Capital and Compensation Committee of our Board of Directors approved the 2026 and 2027 Senior Executive Long-Term Incentive Programs (the “2026 LTIP” and “2027 LTIP,” respectively, and collectively, the “2026 and 2027 LTIPs”). Each program provides for the grant of stock-settled performance awards (“SSPAs”) to senior executives with a fixed grant-date value. The SSPAs will be settled in a variable number of shares of common stock or in cash, at the Company's election, based on the achievement of specified Company performance goals for fiscal 2028 under the 2026 LTIP and fiscal 2029 under the 2027 LTIP, with settlement occurring subsequent to the respective performance periods. Any shares issued under these programs will be issued pursuant to the Company’s 2018 Equity Incentive Plan.

We record share-based compensation expense related to the 2026 and 2027 LTIPs over the service period of eligible employees based on forecasted performance relative to the Company metrics. To the extent that updated estimates differ from original estimates, the cumulative effect on current and prior periods of those changes is recorded in the period those estimates are revised.

At January 31, 2026, we recognized a $241,000 accrued liability for the 2026 LTIP. For the three months ended April 30, 2026, we recorded a $175,000 share-based compensation benefit under the 2026 and 2027 LTIPs, based on adjustments to expected performance relative to the Company’s target metrics. An accrued liability for the 2026 and 2027 LITPs of $66,000 is reported as other long-term liabilities in the accompanying condensed consolidated balance sheet for the period ended April 30, 2026.

Note 15 – Income Taxes

Our effective tax rates are as follows:

First Quarter
Fiscal 2027	23.1%
Fiscal 2026	(24.9)%

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

During the three months ended April 30, 2026, we recognized an income tax provision of $196,000. The effective tax rate in this period was directly impacted by a $26,000 tax benefit related to the expiration of the statute of limitations on a previously uncertain tax position. During the three months ended April 30, 2025, we recognized an income tax expense of $75,000. The effective tax rate in this period was directly impacted by a $109,000 tax expense related to the return to provision associated with our fiscal 2023 amended state tax returns. Additional impacts on the effective tax rate included a $62,000 tax expense arising from shortfall tax expense related to our stock and a $26,000 tax benefit related to the expiration of the statute of limitations on a previously uncertain tax position.

Note 16 – Segment Information

Our operations consist of the design, development, manufacture and sale of specialty printers and data acquisition and analysis systems, including both hardware and software and related consumable supplies. We organize and manage our business as a portfolio of products and services designed around a common theme of transferring information via a printing solution onto a variety of media.

We have two reporting segments consistent with our revenue product groups: Product ID and Aerospace.

Our Product ID segment produces an array of high-technology digital color and monochrome label printers, commercial presses, direct to package/overprint printers, mail and sheet/flatpack printers and flexible packaging printers as well as supplies for a variety of industries worldwide. Our Aerospace segment produces our line of aerospace flight deck and cabin printers, as well as specialty airborne certified networking hardware and related supplies and services. The Aerospace segment also includes data acquisition systems used worldwide for a variety of recording, monitoring and troubleshooting.

Our chief operating decision maker (“CODM”) has been identified as our President and Chief Executive Officer. The CODM regularly receives and uses discrete financial information about each reporting segment which is used for performance assessments and resource allocation decisions. The CODM evaluates the performance of and allocates resources to the reporting segments based on segment profit or loss, which represents the segments’ income (loss) before income taxes and excludes corporate expenses. The accounting policies of the reporting segments are the same as those described in the summary of significant accounting policies included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2026.

In the fourth quarter of fiscal 2026, we refined our segment reporting to better reflect how the CODM evaluates segment performance by allocating certain costs previously included in corporate general and administrative expense to the applicable reporting segments. These allocations were made to enhance the accuracy and comparability of segment profit or loss and are consistent with our organizational alignment and internal management reporting. At the same time, we also revised our methodology for allocating certain costs between cost of goods sold and operating expense at the segment level. As a result, segment cost of revenue, operating expenses and segment profit or loss have been recast to conform to these changes for the period ended April 30, 2025.

Summarized below are the Revenue and Segment Operating Profit for each reporting segment:

	Three Months Ended
($ in thousands)	April 30, 2026	April 30, 2025
Revenue:
Product ID	$26,089	$26,289
Aerospace	13,275	11,419
Total Revenue	$39,364	$37,708

Cost of Revenue:
Product ID	$17,686	$18,056
Aerospace	7,253	7,701
Total Cost of Revenue	$24,939	$25,757

Operating Expenses:
Product ID (1)	$7,837	$7,973
Aerospace(1)	2,144	1,739
Total Operating Expenses	$9,981	$9,712

Segment Operating Income:
Product ID	$566	$260
Aerospace	3,878	1,979
Total Segment Operating Income	$4,444	$2,239

Corporate Expense (2)	(2,882)	(1,668)
Operating Income	$1,562	$571
Interest Expense	(675)	(897)
Other Income (Expense) (3)	(38)	25
Income (Loss) Before Income Taxes	$849	$(301)
Income Tax Provision (Benefit)	196	75
Net Income (Loss)	$653	$(376)

(1) Product ID and Aerospace segment operating expenses include Selling and Marketing and Research and Development.

(2) The amounts included in Corporate Expenses consist of executive and finance compensation, restructuring costs, professional fees as well as certain other non-recurring costs not allocated to the reporting segments.

(3) Includes gain/(loss) on foreign exchange and other miscellaneous income/(expense) not allocated to the reporting segments.

Revenue by product type for each reporting segment:

	Three Months Ended
($ in thousands)	April 30, 2026		April 30, 2025
Product ID:
Hardware	$4,783		$4,776
Supplies	18,956		19,877
Other	2,350	(1)	1,636
Total Product ID Revenue	26,089		26,289
Aerospace:
Hardware	8,992		6,519
Supplies	892		1,204
Other	3,391		3,696
Total Aerospace Revenue	13,275		11,419
Total Revenue	$39,364		$37,708

(1) Includes $707,000 of revenue for tariff-related pass-through charges to customers.

Other information by segment is presented below:

	Depreciation and Amortization		Capital Expenditures
	Three Months Ended		Three Months Ended
(In thousands)	April 30, 2026	April 30, 2025	April 30, 2026	April 30, 2025
Product ID	$578	$973	$36	$60
Aerospace	604	317	—	—
Total	$1,182	$1,290	$36	$60

Note 17 – Fair Value

Assets and Liabilities Not Recorded at Fair Value

Our long-term debt, including the current portion of long-term debt not reflected in the financial statements at fair value, is reflected in the table below:

	April 30, 2026
	Fair Value Measurement
(In thousands)	Level 1	Level 2	Level 3	Total	Carrying Value
Long-Term debt and related current maturities	$—	$—	$20,723	$20,723	$20,605

	January 31, 2026
	Fair Value Measurement
(In thousands)	Level 1	Level 2	Level 3	Total	Carrying Value
Long-Term debt and related current maturities	$—	$—	$21,565	$21,565	$21,436

The fair value of our long-term debt, including the current portion, is estimated by discounting the future cash flows using current interest rates at which similar loans with the same maturities would be made to borrowers with similar credit ratings and is classified as Level 3.

Note 18 - Restructuring

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

As a result of the adoption and implementation of the above restructuring actions, as of January 31, 2026, we recognized total pre-tax restructuring charges of $1.3 million. Additional charges of $0.4 million were recognized in the first quarter of fiscal 2027, reflecting the continued execution of the plan. The restructuring charges are comprised primarily of cash expenditures related to severance-related costs. Below is a summary of the restructuring costs and liabilities by type as of April 30, 2026:

(in thousands)	Severance and Employee Related Costs	Other	Total
Balance at February 1, 2025	$—	$—	$—
Charges recognized in fiscal 2026	1,267	90	1,357
Cash payments in fiscal 2026	(1,023)	(90)	(1,113)
Balance at January 31, 2026	$244	$—	$244
Charges recognized in fiscal 2026	360	—	360
Cash payments in fiscal 2026	(484)	—	(484)
Balance at April 30, 2026	$120	$—	$120

The following table summarizes restructuring costs included in the accompanying condensed consolidated statement of income (loss):

	Three Months Ended
(in thousands)	April 30, 2026	April 30, 2025
Cost of Revenue	$360	$340
Operating Expenses:
Selling & Marketing	—	98
General & Administrative	—	120
Total	$360	$558

Note 19 – Subsequent Event

Settlement Agreement (MTEX Acquisition‑Related Matters)

On May 15, 2026, we, together with our subsidiaries AstroNova Portugal, Unipessoal, Lda. (“AstroNova Portugal”) and MTEX, entered into a settlement agreement (the “Settlement”) with Eloi Serafim Alves Ferreira, Effort Premier Solutions, Lda.(“Effort”) and Atlantiprestigio – Imobiliaria, S.A. (“Atlantiprestigio”) to resolve and release any and all claims among the parties arising out of and relating to AstroNova Portugal’s May 2024 acquisition of MTEX.

Under the terms of the Settlement, Atlantiprestigio transferred to AstroNova Portugal an industrial property located in Porto, Portugal that is currently leased by MTEX (the “Property”), and Atlantiprestigio waived its right to receive any amounts from MTEX under the lease agreement relating to the Property. For purposes of the Settlement, the parties agreed that the value of the Property is €2.5 million, ($2.9 million) at the May 15, 2026 settlement date.

Simultaneously with execution of the Settlement, we and AstroNova Portugal agreed to cause Mr. Ferreira and his spouse to be released from certain personal guarantees for loans extended to MTEX. The parties also agreed to terminate the pending arbitration proceedings in Oporto, Portugal upon completion of the definitive registration of the Property in the name of AstroNova Portugal with the applicable governmental authorities.

The Settlement includes mutual releases of claims between the parties and an agreement regarding the allocation of arbitration costs.

We are currently evaluating the accounting impact of the Settlement, including the timing of recognition and measurement of any related amounts to be included in the condensed consolidated financial statements.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Business Overview

This section should be read in conjunction with our condensed consolidated financial statements included elsewhere herein and our Annual Report on Form 10-K for the fiscal year ended January 31, 2026.

We are a multinational enterprise that leverages our proprietary printing technologies to design, develop, manufacture, distribute and service a broad range of products that acquire, store, analyze and enable data to be visualized in multiple formats and on a variety of materials. We market and sell our products and services through the following two segments:

•
Product Identification (“Product ID”) –offers color and monochromatic digital label printers, direct-to-package printers, industrial wide-format printers for both flexible and rigid materials and custom OEM printers. Product ID also provides proprietary software to design, manage, and store print images as well as fully control the workflow of its printers. The software enables both local and network control of the printers. As a full solution supplier, Product ID offers a wide variety of carefully application-matched printing supplies such as pressure-sensitive labels, tags, inks, toners, and thermal transfer ribbons used by digital printers. In addition, Product ID also provides on-site and remote service, spare parts, and various service contracts.
•
Aerospace – The Aerospace segment is a leading supplier of aerospace flight deck printers for commercial, military transport, business, and regional aircraft. The printers are used to print hard copies of data required for the safe and efficient operation of aircraft, including navigation maps, clearances, arrival and departure information, NOTAMs (“Notice to Airmen”), flight itineraries, weather maps, performance data, passenger data, and various air traffic control data. Aerospace products also include aircraft networking hardware for high-speed onboard data transfer. The Aerospace segment also provides repairs, service and spare parts. Additionally, Aerospace offers a suite of products and services that acquire data from local and networked data streams and sensors as well as wired and wireless networks from its Test & Measurement product group.

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

On March 20, 2025, we announced our restructuring actions for fiscal 2026, which included reducing approximately 10% of the Company’s global workforce, primarily in the Product ID segment, and the realignment of our underperforming MTEX operation in Portugal. As part of this initiative, we have eliminated approximately 70% of the MTEX product portfolio, phasing out low-volume, low-margin and developmental models in the emerging fabric printing market to focus more resources on higher-margin products that provide recurring revenue. In addition, all MTEX sales, marketing and customer support functions were integrated into the AstroNova sales structure. As of April 30, 2026, we have incurred $1.7 million in total restructuring charges including $0.4 million and $0.6 million in the first quarter of fiscal 2027 and 2026, respectively. These restructuring charges are primarily related to severance. We expect our restructuring actions to result in $3.0 million in annualized savings, and we anticipate completing the plan by the second quarter of fiscal 2027.

In the fourth quarter of fiscal 2026, we refined our segment reporting to better reflect how our Chief Operating Decision Maker (“CODM”) evaluates segment performance by allocating certain costs previously included in corporate general and administrative ("G&A") expense to the appropriate reporting segments. These allocations were made to enhance the accuracy and comparability of segment profit or loss and are consistent with our organizational alignment and internal management reporting. Additionally, we revised our methodology for allocating certain costs between cost of goods sold and operating expenses both for consolidated and segment reporting. As a result, the allocation of corporate G&A and realignment of cost of revenue and operating expenses, prior period segment operating expenses and segment profit or loss have been retrospectively adjusted to reflect these changes.

On April 7, 2026, we announced a review and evaluation of strategic alternatives to maximize shareholder value. The Board’s review will consider potential strategic, business and financial alternatives, which may include, among other things, a sale of all or part of the Company, a merger or other business combination, or other strategic transactions, as well as continuing to execute on our strategic plan.

Tariffs and Trade Environment

The Company continues to operate in a dynamic global trade environment. During calendar year 2025, the U.S. government- imposed tariffs under the International Emergency Economic Powers Act (“IEEPA”) on a broad range of imports. On February 20, 2026, the United States Supreme Court ruled that such tariffs were not authorized, and subsequent regulatory actions have enabled importers to pursue refunds of previously paid amounts.

We paid tariffs during fiscal 2026 that may be eligible for refunds. We are evaluating and, where appropriate, intend to pursue recovery through the administrative process established by U.S. Customs and Border Protection. However, the amount and timing of any refunds remain uncertain, and no amounts have been recognized in our financial results as of April 30, 2026.

In addition, we may be required to pass through all or a portion of any tariff refunds to customers, depending on contractual terms and historical pricing practices. As a result, any potential recoveries may not be fully retained by us and could reduce the net financial benefit of such refunds.

Following the Supreme Court’s decision, the tariff landscape continues to evolve, including the potential imposition of alternative tariffs under other statutory authorities. Changes in tariff policy, including the availability and outcome of refund claims and the introduction of new tariffs, could impact our cost structure, pricing strategies, and operating results.

We continue to monitor developments closely and is implementing mitigation strategies where appropriate. However, there can be no assurance regarding the ultimate outcome of tariff-related developments or their impact on future results of operations, financial condition, or cash flows.

Results of Operations

Three Months Ended April 30, 2026 vs. Three Months Ended April 30, 2025

Revenue by segment and current quarter percentage change over the prior year for the three months ended April 30, 2026 and 2025 were:

(Dollars in thousands)	April 30, 2026	As a % of Revenue	April 30, 2025	As a % of Revenue	% Change Compared to Prior Year
Product ID	$26,089	66.3%	$26,289	69.7%	(0.8)%
Aerospace	13,275	33.7%	11,419	30.3%	16.3%
Total	$39,364	100.0%	$37,708	100.0%	4.4%

Revenue for the first quarter of the current year was $39.4 million, representing a 4.4% increase compared to the previous year's first quarter. The increase in current quarter revenue is primarily due to higher hardware sales in the Aerospace segment. The increase in revenue was partially offset by a decrease in supplies revenue in both the Product ID and Aerospace segments and a decline in parts and other revenue in the Aerospace segment. Revenue through domestic channels for the first quarter of the current year was $24.1 million, representing approximately 60% of our first quarter revenue and reflecting an increase of 6.2% from the prior year’s first quarter domestic revenue of $22.7 million. International revenue for the first quarter of the current year was $15.3 million, representing approximately 40% of our first quarter revenue and reflecting a 1.7% increase from the previous year's first quarter international revenue. In the first quarter of the current year, tariff mitigation contributed $0.7 million in revenue and international revenue reflected a favorable foreign exchange rate impact of $0.6 million.

Hardware revenue in the first quarter of the current year was $13.8 million, an increase of $2.5 million, or 22.0%, compared to $11.3 million in the same period of the prior year. The increase was primarily driven by the Aerospace segment, reflecting higher commercial aircraft hardware sales, which increased $2.3 million in the current quarter to $7.2 million, as well as modest growth in regional and business jet hardware sales, which increased $0.2 million to $0.6 million. Also contributing to the overall current quarter increase were higher hardware sales in the Product ID segment’s mail and sheet/flat pack printer markets, which increased $0.9 million to $2.3 million. These increases were partially offset by lower current quarter sales of direct-to-package/overprint printers, which declined $0.6 million to $0.8 million, and desktop label printers, which declined $0.4 million to $1.3 million.

Supplies revenue in the first quarter of the current year was $19.8 million, a $1.2 million or 5.9% decrease compared to the prior year’s first quarter supplies revenue of $21.1 million. The decrease in the current quarter supplies revenue is attributable to both segments with a $0.9 million or 4.6% decrease in sales of supplies in the Product ID segment and a $0.3 million or 25.9% decrease in sales of supplies in the Aerospace segment.

Service and other revenue of $5.7 million in the current quarter increased $0.4 million or 7.7% compared to service and other revenues of $5.3 million in the first quarter of the prior year. The increase in current quarter service and other revenue was primarily attributable to $0.7 million in tariff revenue in the Product ID segment. A $0.3 million or 14.5% increase in repair revenue in the Aerospace segment also contributed to the current year growth in service and other revenue. The overall current quarter increase in service and other revenue was partially offset by a $0.6 million or 29.0% decrease in parts and other revenue in the Aerospace segment.

The current year's first quarter gross profit was $14.4 million, a 20.7% increase compared to the prior year’s first quarter gross profit of $12.0 million. Current quarter gross profit margin of 36.6% reflected a 500-basis point increase from the prior year’s first quarter gross profit margin of 31.7%. Current quarter gross profit was impacted by a net inventory reserve reversal of $0.3 million and a restructuring charge of $0.4 million, compared to an inventory step-up charge of $0.1 million and a restructuring charge of $0.3 million in the first quarter of the prior year. The higher gross profit margin compared to same period in the prior year is primarily attributable to higher sales, favorable product mix and lower manufacturing expenses in the current quarter.

Operating expenses for the current quarter were $12.9 million, compared with $11.4 million in the prior year first quarter, an increase of $1.5 million, or 13.0%. Selling and marketing expenses in the current quarter were $5.7 million, up $0.1 million, or 1.6%, from the prior year first quarter, primarily due to higher employee wages and benefits, demo provision, and selling and distribution costs, partially offset by lower shared services allocations. General and administrative (“G&A”) expenses were $5.4 million in the current quarter, an increase of $1.1 million, or 26.3%, from $4.2 million in the prior year first quarter. Current quarter G&A included non-recurring charges of $0.7 million for legal and professional fees, and $0.2 million for discretionary bonuses, while the prior year first quarter included non-recurring charges of $0.3 million related to the MTEX acquisition and $0.1 million for restructuring. Excluding these non-recurring items, G&A increased by $0.7 million, primarily due to higher shared services costs, professional service fees, and insurance expenses, partially offset by lower employee wages and benefits and subscription fees. Research and development (“R&D”) expenses were $1.8 million, an increase of $0.3 million, or 18.3%, from $1.5 million in the prior-year first quarter, primarily due to higher employee wages and benefits, partially offset by lower product testing and consulting expenses. R&D as a percentage of revenue was 4.6% for the current quarter, compared with 4.1% in the first quarter of the prior year.

We recognized a federal, state and foreign income tax expense for the first quarter of the current year of $0.2 million resulting in an effective tax rate of 23.1%. The effective tax rate in this period was directly impacted by a $26,000 benefit related to the expiration of the statute of limitations on a previously uncertain tax position. During the three months ended April 30, 2025, we recognized an income tax expense of $75,000. The effective tax rate in this period was directly impacted by a $109,000 tax expense related to the return to provision associated with our fiscal 2023 amended state tax returns. Additional impacts on the effective tax rate for that period included a $62,000 tax expense arising from shortfall tax expense related to our stock and a $26,000 tax benefit related to the expiration of the statute of limitations on a previously uncertain tax position.

We reported a net income of $0.7 million, or $0.08 per diluted share for the first quarter of the current year. Current quarter net income and net income per diluted share were impacted by restructuring charges of $0.4 million ($0.3 million net of tax or $0.04 per diluted share), nonrecurring legal and professional fees of $0.8 million ($0.6 million net of tax or $0.07 per diluted share), non-recurring net inventory reserve reversal of $0.3 million ($0.2 million net of tax or $0.02 per diluted share), and nonrecurring discretionary bonus charges of $0.2 million ($0.1 million net of tax or $0.02 per diluted share). Net loss for the prior year’s first quarter was $0.4 million or $0.05 per diluted share. Net loss and net loss per diluted share for the quarter ended April 30, 2025 were impacted by an inventory step up of $0.1 million ($0.1 million net of tax or $0.01 per diluted share), transaction costs related to the MTEX acquisition of $0.3 million ($0.3 million net of tax or $0.03 per diluted share), and restructuring charges of $0.6 million ($0.4 million net of tax or $0.06 per diluted share).

Segment Analysis

We report two segments: Product ID and Aerospace and evaluate segment performance based on the segment profit before Corporate expenses. Summarized below are the revenue and segment operating profit for each reporting segment:

	Three Months Ended
	Revenue		Segment Operating Profit
(In thousands)	April 30, 2026	April 30, 2025	April 30, 2026	April 30, 2025
Product ID	$26,089	$26,289	$566	$260
Aerospace	13,275	11,419	3,878	1,979
Total	$39,364	$37,708	4,444	2,239
Corporate Expenses			2,882	1,668
Operating Income			1,562	571
Interest Expense			675	897
Other (Income)/Expense, net			38	(25)
Income (Loss) Before Income Taxes			849	(301)
Income Tax Provision			196	75
Net Income (Loss)			$653	$(376)

Product ID

The Product Identification segment delivers end-to-end marking and identification solutions, including hardware, software, and consumables for OEMs, commercial printers, and brand owners. These solutions are used across labels, flexible packaging, corrugated, and industrial substrates, where durability, traceability, and compliance are essential. Product categories are:

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
o
Representative Printers: new next-generation AJ-800R, AJ-1200R dye and pigment models

The table below provides Product ID revenue by the markets in which products and services are sold for the three months ended April 30, 2026 and 2025:

(In thousands)	April 30, 2026	April 30, 2025*
Desktop Label Printers	$15,466	$15,478
Mail & Sheet/Flat Pack Printers	4,095	4,050
Professional Label Printers	3,503	3,247
Direct to Package/Overprint Printers	2,248	3,396
Flexible Packaging Printers	47	30
Other	730	88
TOTAL	$26,089	$26,289

*Prior year amounts have been reclassified from amounts previously reported to conform classification to current year presentation.

Revenue from the Product ID segment decreased $0.2 million, or 0.8%, in the first quarter of the current year to $26.1 million from $26.3 million in the comparable prior year period. The decrease primarily reflected a $1.1 million or 33.8% decrease in the direct to package/overprint printer market sales, partially offset by a $0.3 million, or 7.9%, increase in sales of professional label printers. Product ID current year first quarter sales also included a $0.7 million contribution due to tariff mitigation. Product ID segment operating income was $0.6 million, or 2.2% of revenue, for the current-year first quarter, compared with $0.3 million, or 1.0% of revenue, in the prior-year period and includes non-recurring charges of $0.2 million related to an inventory provision, $0.1 million related to discretionary bonus expense and $0.4 million of restructuring charges in the current-year period. Prior year first quarter segment operating income was $0.3 million and included nonrecurring charges of $0.1 million related to inventory step-up and $0.3 million of restructuring charges. The current year first quarter margin reflected the effects of sales volume, product mix and cost changes, including the impact of the nonrecurring inventory and restructuring charges.

Aerospace

We define the primary markets we serve through our Aerospace segment as follows:

•
Commercial Aircraft - Customers include aircraft OEMs, Tier 1 suppliers and operators of commercial transport aircraft
•
Aftermarket - Includes parts, paper and repairs for the hardware we provide to the commercial, defense, regional and business jet markets
•
Defense - Customers include manufacturers and operators of military transport aircraft (flight deck printers and networking systems); test and launch facilities related to rockets and missiles and specialty munitions (data acquisition products)
•
Regional and Business Jet Aircraft - Customers include aircraft OEMs, and operators of regional transport aircraft and business jets

The table below provides Aerospace revenue by the markets in which products and services are sold for the three months ended April 30, 2026 and 2025:

(In thousands)	April 30, 2026	April 30, 2025*
Commercial Aircraft	$7,247	$4,953
Aftermarket	4,275	4,911
Defense	754	811
Regional and Business Jet Aircraft	564	396
Other	435	348
TOTAL	$13,275	$11,419

*Prior year amounts have been reclassified from amounts previously reported to conform classification to current year presentation.

Revenue from the Aerospace segment was $13.3 million for the first quarter of the current fiscal year, an increase of $1.9 million, or 16.3%, from $11.4 million in the same period of the prior year. The increase was primarily driven by a $2.3 million, or 46.3%, increase in commercial aircraft sales, reflecting higher demand during the current year. The increase was also supported by a $0.2 million, or 42.4%, increase in regional and business jet aircraft sales. These increases were partially offset by a $0.6 million, or 13.0%, decline in aftermarket sales compared with the prior year first quarter. Aerospace segment operating profit for the first quarter was $3.9 million, or 29.2% of revenue and included a non-recurring $0.5 million benefit related to an inventory provision. Prior year first quarter segment operating income was $2.0 million, or 17.3% of revenue, and included non-recurring restructuring charges of $0.2 million. The increase in segment operating profit and margin was primarily attributable to higher sales, favorable product mix, and lower manufacturing and operating costs.

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

The Amended Credit Agreement provides for, among other modifications of the Existing Credit Agreement, (i) an increase in the aggregate principal amount of the revolving credit facility commitment thereunder from $25,000,000 to $27,500,000 until July 31, 2026, after which the aggregate principal amount of the revolving credit facility will reduce to $25,000,000; (ii) an extension of the maturity date of the revolving credit facility thereunder from August 4, 2027 to August 4, 2028; and (iii) the refinancing of the existing term loans under the Existing Credit Agreement into a new term loan in the principal amount of $10,000,000 (the “Term Loan”) and a new term A-2 loan in the principal amount of $9,720,000 (the “Term A-2 Loan”). At the closing of the Amendment, we borrowed the entire $10,000,000 Term Loan, the entire $9,720,000 Term A-2 Loan and an additional $1,500,000 under the revolving credit facility. The proceeds of such borrowings were used primarily to repay and refinance in full the existing term loans under the Existing Credit Agreement and to pay certain related transaction costs. The revolving credit facility may otherwise be used for general corporate purposes.

At April 30, 2026, our cash and cash equivalents were $4.7 million. We have borrowed $15.0 million on our revolving line of credit with Bank of America and have $12.5 million available for borrowing under that facility as of April 30, 2026. Additionally, MTEX has a €0.5 million ($0.6 million) available line of credit with Caixa Central de Crédito Agricola Mutuo which will terminate in June 2026. There is $0.4 million outstanding on this line of credit as of April 2026.

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

The Term Loan, the Term A-2 Loan and revolving credit loans bear interest at a rate per annum equal to the Term SOFR rate as defined in the Amended Credit Agreement (or, in the case of revolving credit loans denominated in Euros or another currency other than U.S. Dollars, the applicable quoted rate), plus a margin that varies within a range of 1.60% to 3.25% based on our consolidated leverage ratio, In addition to certain other fees and expenses that are required to be paid by us to the Lender, we are required to pay a commitment fee on the undrawn portion of the revolving credit facility that varies within a range of 0.15% and 0.40% based on our consolidated leverage ratio.

We must comply with various customary financial and non-financial covenants under the Amended Credit Agreement, certain provisions of which covenants were modified by the Amendment. The financial covenants under the Amended Credit Agreement consist of a maximum consolidated leverage ratio that is tested on the last day of each fiscal quarter of the Company and a minimum consolidated fixed charge coverage ratio that is tested on the last day of each fiscal quarter of the Company; the minimum consolidated interim fixed charge coverage ratio under the Existing Credit Agreement was eliminated by the Amendment. The primary non-financial covenants limit our and our subsidiaries’ ability to incur future indebtedness, to place liens on assets, to pay dividends or distributions on our or their capital stock, to repurchase or acquire our or their capital stock, to conduct mergers or acquisitions, to sell assets, to alter our or their capital structure, to make investments and loans, to change the nature of our or their business, and to prepay subordinated indebtedness, in each case subject to certain exceptions and thresholds as set forth in the Amended Credit Agreement. As of April 30, 2026, we believe we are in compliance with all of our covenants in the Amended Credit Agreement.

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

In connection with our May 6, 2024 acquisition of MTEX, we assumed certain financing obligations that remain outstanding as of April 30, 2026. These obligations include a term loan (the “MTEX Term Loan”) under an agreement dated December 22, 2023 between MTEX and Caixa Central de Crédito Agrícola Mútuo.

As of April 30, 2026, the MTEX Term Loan had an outstanding balance of €1.3 million ($1.5 million). The loan bears interest at the 12-month EURIBOR plus 2% and requires monthly principal and interest payments of approximately €17,000 ($20,000). The loan is scheduled to be repaid in full in May 2026.

MTEX also has interest-free loans from Portuguese government agencies (the “MTEX Government Grant Term Loans”), which are required to be repaid. As of April 30, 2026, the outstanding balance of the MTEX Government Grant Term Loans was €0.1 million ($0.1 million), substantially all of which is classified as short-term debt. These loans remain interest-free provided scheduled principal payments are made. If payment terms are renegotiated, interest is applied at a rate established by the applicable government agency at the renegotiation date and added to the outstanding balance. The loans have varying maturity dates through January 2027.

Equipment Financing

In January 2024, we entered into a secured equipment loan facility agreement with Banc of America Leasing & Capital, LLC and borrowed the principal amount of $0.8 million thereunder for the financing of our purchase of production equipment. The loan matures on January 23, 2029, and bears interest at a fixed rate of 7.06%.

Cash Flow

Our statements of cash flows for the three months ended April 30, 2026 and 2025, are included in Part I, Item 1 of this Quarterly Report on Form 10-Q. Net cash provided by operating activities was $3.0 million for the first three months of fiscal 2027 compared to $4.4 million for the same period of the previous year. While we shifted from a net loss to a net income position, net cash provided by operations for the first three months of the current year decreased as compared to the prior year first quarter primarily due to the decreased cash required for working capital. The combination of changes in accounts receivable, inventory, income taxes payable, accounts payable, accrued expenses and deferred revenue increased cash by $0.7 million for the first three months of fiscal 2027, compared to an increase of $3.2 million for the same period in fiscal 2026.

Our accounts receivable balance increased to $21.6 million at the end of the first quarter of fiscal 2027 compared to $19.0 million at year end. Days sales outstanding for the first quarter of the current year increased to 49 days compared to 46 days at year end. Our inventory balance of $43.9 million at the end of the first quarter of fiscal 2027 increased slightly compared to $43.3 million at year end. Inventory days on hand increased to 159 days at the end of the current quarter from 153 days at year end.

Our cash position at April 30, 2026 was $4.7 million compared to $4.1 million at year end. The increase in cash during the current quarter was primarily a result of cash provided by operations, which was partially offset by cash outflows during the current year, which primarily included net payments on our long-term debt and revolving credit facility of $1.6 million and payment of our guaranteed royalty obligation of $0.4 million.

Contractual Obligations, Commitments and Contingencies

There have been no material changes to our contractual obligations as disclosed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2026, other than those occurring in the ordinary course of business.

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

While we believe that the factors considered provide a meaningful basis for the accounting policies applied in the preparation of the condensed consolidated financial statements, we cannot guarantee that our estimates and assumptions will be accurate. As the determination of these estimates requires the exercise of judgment, actual results may differ from those estimates, and such differences may be material to our condensed consolidated financial statements. There have been no material changes to the application of critical accounting policies as disclosed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2026.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q may contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are not statements of historical fact but rather reflect our current expectations concerning future events and results. We generally use the words “believes,” “expects,” “intends,” “plans,” “anticipates,” “likely,” “continues,” “may,” “will,” and similar expressions to identify forward-looking statements. Such forward-looking statements, including those concerning our expectations, involve risks, uncertainties and other factors, some of which are beyond our control, which may cause our actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements. Factors which could cause actual results to differ materially from those anticipated include, but are not limited to (a) general economic, financial, industry and business conditions; (b) declining demand in the test and measurement markets, especially defense and aerospace; (c) our ability to develop and introduce new products and achieve market acceptance of these products; (d) our dependance on contract manufacturers and/or single or limited source suppliers; (e) competition in the specialty printer or data acquisition industries; (f) our ability to control our cost structure; (g) our ability to adequately enforce and protect our intellectual property, defend against assertions of infringement or loss of certain licenses; (h) the risk of incurring liabilities as a result of installed product failures due to design or manufacturing defects; (i) the risk of a material security breach of our information technology system or cybersecurity attack impacting our business and our relationship with customers; (j) our ability to attract, develop and retain key employees and manage human capital resources; (k) we may be required to record additional charges to future earnings if our goodwill or intangible assets become further impaired; (l) changes to United States tariff and import/export regulations and potential countermeasures; (m) economic, political and other risks associated with international sales and operations and the impact of changes in foreign currency exchange rates on the results of operations; (n) changes in tax rates or exposure to additional income tax liabilities; (o) our ability to comply with our current credit agreement or secure alternative financing and to otherwise manage our indebtedness; (p) our substantial indebtedness may limit the cash flow available for our operations and exposes us to risks; (q) our ability to successfully integrate and realize the expected benefits from MTEX and other acquisitions and realize benefits from divestitures; (r) our ability to maintain adequate self-insurance accruals or insurance coverage for employee health care benefits; (s) our compliance with customer or regulators certifications and our compliance with certain governmental laws and regulations; (t) our ability to achieve and maintain effective internal controls and procedures over financial reporting; (u) the risk that we may not successfully execute or achieve the expected benefits of our restructuring plan for our Product Identification segment; and (v) all other risks included under “Item 1A-Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended January 31, 2026. We assume no obligation to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by law.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our primary financial market risks consist of foreign currency exchange rates risk and the impact of changes in interest rates that fluctuate with the market on our variable rate credit borrowings under our existing credit agreement.

Foreign Currency Exchange Risk

The functional currencies of our foreign subsidiaries and branches are the local currencies—the British Pound in the U.K., the Canadian Dollar in Canada, the Danish Kroner in Denmark, the Chinese Yuan in China, and the Euro in France, Germany and Portugal. We are exposed to foreign currency exchange risk as the functional currency financial statements of foreign subsidiaries are translated to U.S. dollars. The assets and liabilities of our foreign subsidiaries having a functional currency other than the U.S. dollar are translated into U.S. dollars at the exchange rate prevailing at the balance sheet date, and at an average exchange rate for the reporting period for revenue and expense accounts. The cumulative foreign currency translation adjustment is recorded as a component of accumulated other comprehensive income (loss) in shareholders’ equity. The reported results of our foreign subsidiaries will be influenced by their translation into U.S. dollars by currency movements against the U.S. dollar. Our primary currency translation exposure is related to our subsidiaries that have functional currencies denominated in Danish Kroner and the Euro. A hypothetical 10% change in the rates used to translate the results of our foreign subsidiaries would result in an increase or decrease in our consolidated net income of less than $0.1 million for the quarter ended April 30, 2026.

Transactional exposure arises where transactions occur in currencies other than the functional currency. Transactions in foreign currencies are recorded at the exchange rate prevailing at the date of the transaction. The resulting monetary assets and liabilities are translated into the appropriate functional currency at exchange rates prevailing at the balance sheet date and the resulting gains and losses are reported as foreign exchange gain (loss) in the consolidated statements of income. Foreign exchange losses resulting from transactional exposure were less than $0.1 million for the three months ended April 30, 2026.

Interest Rate Risk

During the three months ended April 30, 2026, there were no material changes to our interest rate risk disclosures as set forth in Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended January 31, 2026.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the fiscal quarter ended April 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On May 15, 2026, we, together with AstroNova Portugal and MTEX., entered into a settlement agreement with Effort, Mr. Ferreira and Atlantiprestígio to resolve all claims arising out of and relating to the MTEX acquisition.

Under the terms of the settlement:

•
Atlantiprestígio will transfer to AstroNova Portugal an industrial property located in Porto, Portugal, currently leased by MTEX:
•
The parties agreed to a value of €2.5 million for the property;
•
Atlantiprestígio will waive amounts due under the related lease:
•
We will cause the release of certain personal guarantees provided by Mr. Ferreira and spouse;
•
The parties agreed to mutual releases of claims and allocation of arbitration costs; and
•
The arbitration proceeding and related legal actions will be terminated upon final registration of the property in the name of AstroNova Portugal.

As a result of the settlement, we no longer expect the arbitration or related proceedings to proceed to adjudication, subject to completion of the required property registration.

There are no other pending or threatened legal proceedings against us that we believe to be material to our financial position or results of operations.

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, one should carefully consider the factors discussed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended January 31, 2026, which could materially affect our business, financial condition or future operating results. The risks described in our Annual Report on Form 10-K are not the only risks that could affect our business, as additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results as well as adversely affect the value of our common stock.

There have been no material updates to the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2026.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

During the first quarter of fiscal 2027, we made the following repurchases of our common stock:

	Total Number of Shares Repurchased		Weighted Average Price paid Per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Be Purchased Under the Plans or Programs
February 1 - February 28	—		$—		—	—
March 1 - March 31	6,441	(a)	$8.29	(a)	—	—
April 1 - April 30	11,628	(b)	$11.87	(b)	—	—

(a)
Employees of the Company delivered 6,441 shares of our common stock toward the satisfaction of taxes due in connection with the vesting of restricted shares. The shares delivered were valued at an average market value of $8.29 per share and are included with treasury stock in our condensed consolidated balance sheet as of April 30, 2026.
(b)
Employees of the Company delivered 11,628 shares of our common stock toward the satisfaction of taxes due in connection with the vesting of restricted shares. The shares delivered were valued at an average market value of $11.87 per share and are included with treasury stock in our condensed consolidated balance sheet as of April 30, 2026.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

During the three months ended April 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-rule 10b5-1 trading arrangement,” as each term is defined in item 408(a) of Regulation S-K.

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

ASTRONOVA, INC. (Registrant)

Date: June 8, 2026	By	/s/ Jorik E. Ittmann
Jorik E. Ittmann,
President and Chief Executive Officer
(Principal Executive Officer)

	By	/s/ Thomas D. DeByle
Thomas D. DeByle,
Vice President, Chief Financial Officer and Treasurer
(Principal Accounting Officer and Principal Financial Officer)